Form 10-Q
period 2005-06-30
DEXCOM INC
filed 2005-08-02
CIK 1093557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

Commission file number   000-51222

DEXCOM, INC.

(Exact name of Registrant as specified in its charter)

Delaware	33-0857544
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5555 Oberlin Drive San Diego, California	92121
(Address of Principal Executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code:  (858) 200-0200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of July 15, 2005, 25,371,413 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.
Table of Contents

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004.

Statements of Operations (unaudited) for the three and six months ended June 30, 2005 and 2004, and for the period from May 13, 1999 (inception) through June 30, 2005

Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2005 and 2004, and for the period from May 13, 1999 (inception) through June 30, 2005

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

SIGNATURES

DexCom, Inc.
(a development stage company)

BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,490,448	$27,229,208
Short-term marketable securities, available-for-sale	15,094,016	—
Prepaid and other current assets	760,046	43,781
Total current assets	67,344,510	27,272,989

Property and equipment, net	2,482,089	1,851,892
Restricted cash	250,000	200,000
Deferred offering costs and other assets	—	33,000
Total assets	$70,076,599	$29,357,881

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$2,136,014	$1,018,879
Accrued payroll and related expenses	461,638	328,476
Accrued clinical trials	270,915	220,875
Total current liabilities	2,868,567	1,568,230

Deferred rent	146,865	125,241

Commitments and contingencies

Redeemable convertible Series B preferred stock, $0.001 par value, no shares and 11,304,114 shares authorized, issued and outstanding at June 30, 2005 and December 31, 2004, respectively.	—	20,878,086
Redeemable convertible Series C preferred stock, $0.001 par value, no shares and 13,043,478 shares authorized; no shares and 12,790,870 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively.	—	34,740,360
Redeemable convertible Series D preferred stock, $0.001 par value, no shares and 8,700,000 shares authorized; no shares and 8,355,886 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively.	—	21,355,894

Stockholders’ equity (deficit):
Convertible Series A preferred stock, $0.001 par value, no shares and 3,000,000 shares authorized; no shares and 3,000,000 issued and outstanding at June 30, 2005 and December 31, 2004, respectively.	—	3,000
Preferred stock, $0.001 par value, 5,000,000 authorized; no shares issued and outstanding at June 30, 2005.	—	—
Common stock, $0.001 par value, 100,000,000 and 50,000,000 authorized; 25,371,413 and 2,323,300 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively.	25,371	2,323
Additional paid-in capital	134,191,155	6,218,012
Deferred stock-based compensation	(1,756,559)	(2,648,336)
Deficit accumulated during the development stage	(65,377,344)	(52,884,929)
Accumulated and other comprehensive income (loss)	(21,456)	—
Total stockholders’ equity (deficit)	67,061,167	(49,309,930)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$70,076,599	$29,357,881

See accompanying notes to financial statements

DexCom, Inc.
(a development stage company)

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from May 13, 1999 (inception) through June 30,
	2005	2004	2005	2004	2005
Costs and expenses:
Research and development	$4,978,718	$2,802,892	$9,982,995	$5,636,993	$46,095,729
Selling, general and administrative	1,382,934	353,213	1,914,609	668,964	9,504,928
Stock-based compensation:
Research and development	366,850	18,849	797,650	37,530	1,088,764
Selling, general and administrative	113,724	24,360	268,644	52,331	426,219
Total costs and expenses	6,842,226	3,199,314	12,963,898	6,395,818	57,115,640
Interest and other income	457,978	33,068	593,715	73,452	1,999,065
Net loss	(6,384,248)	(3,166,246)	(12,370,183)	(6,322,366)	(55,116,575)
Accretion to redemption value of Series B, Series C, and Series D redeemable convertible preferred stock	(15,242)	(808,628)	(122,232)	(1,617,256)	(10,260,769)
Net loss attributable to common stockholders	$(6,399,490)	$(3,974,874)	$(12,492,415)	$(7,939,622)	$(65,377,344)

Basic and diluted net loss per share attributable to common stockholders	$(0.29)	$(1.75)	$(1.01)	$(3.51)
Shares used to compute basic and diluted net loss per share attributable to common stockholders	22,140,149	2,265,985	12,417,909	2,260,645

See accompanying notes to financial statements

DexCom, Inc.
(a development stage company)

STATEMENTS OF CASH FLOW

(unaudited)

	Six Months Ended June 30,		Period from May 13, 1999 (inception) through June 30,
	2005	2004	2005
Operating activities
Net loss	$(12,370,183)	$(6,322,366)	$(55,116,575)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	340,306	177,272	1,802,458
Amortization of stock-based compensation	1,003,478	89,861	1,452,167
Accretion and amortization related to investments, net	(4,467)	—	(4,467)
Interest on converted notes	—	—	70,480
Loss on disposal of equipment	—	—	65,767
Compensation expense associated with stock options issued to consultants	62,816	—	101,863
Changes in operating assets and liabilities:
Prepaid and other assets	(601,536)	22,630	(678,317)
Restricted cash	(50,000)	(200,000)	(250,000)
Accounts payable and accrued liabilities	1,167,175	593,673	2,406,929
Accrued payroll and related expenses	133,162	257,170	461,638
Deferred rent	21,624	108,672	146,865
Net cash used in operating activities	(10,297,625)	(5,273,088)	(49,541,192)

Investing activities
Purchase of available-for-sale marketable securities	(15,225,734)	—	(22,991,014)
Proceeds from the maturity of available-for-sale marketable securities	—	—	7,765,280
Purchase of property and equipment	(970,503)	(1,207,827)	(4,332,031)
Proceeds on sale of equipment	—	—	1,017
Net cash used in investing activities	(16,196,237)	(1,207,827)	(19,556,748)

Financing activities
Proceeds from convertible notes payable	—	—	2,000,000
Proceeds from issuance of common stock	50,755,102	2,765	50,888,721
Net proceeds from issuance of preferred stock	—	—	67,699,667
Net cash provided by financing activities	50,755,102	2,765	120,588,388
Increase (decrease) in cash and cash equivalents	24,261,240	(6,478,150)	51,490,448
Cash and cash equivalents, beginning of period	27,229,208	20,016,186	—
Cash and cash equivalents, ending of period	$51,490,448	$13,538,036	$51,490,448

Non-cash investing and financing transactions:
Purchase of technology in exchange for common stock	$—	$—	$19,000
Conversion of notes payable into Series B preferred stock	$—	$—	$2,000,000
Conversion of Series A, B, C, and D preferred stock	$77,099,572	$—	$77,099,572
Accretion to redemption value of Series B, Series C, and Series D redeemable convertible preferred stock	$122,232	$1,617,256	$10,260,769
Unrealized loss on marketable securities	$21,456	$—	$21,456

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

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. The information as of June 30, 2005, for the three and six months ended June 30, 2004 and 2005, and for the period from May 13, 1999 (inception) through June 30, 2005 is unaudited.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2005, and the results of its operations and cash flows for the six months ended June 30, 2004 and 2005, and for the period from May 13, 1999 (inception) through June 30, 2005.  These results have been determined on the basis of accounting principles generally accepted in the United States of America and applied consistently with those used in the preparation of the audited financial statements for the year ended December 31, 2004 included in the Prospectus filed by the Company pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission on April 13, 2005.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.  Significant estimates include estimated clinical study expenses that are comprised of payments for work performed by contract research organizations, physicians and participating hospitals. Expenses are accrued for clinical studies performed by contract research organizations based on estimates of work performed under contracts. Expenses for setting up clinical trial sites are accrued immediately. Clinical expenses related to patient enrollment and monitoring are accrued as patients are enrolled and monitored in a trial.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Period from May 13, 1999 (inception) through June 30,
	2005	2004	2005	2004	2005

Net loss attributable to common stockholders, as reported	$(6,399,490)	$(3,974,874)	$(12,492,415)	$(7,939,622)	$(65,377,344)
Add: Stock-based compensation expense included in net loss	480,574	43,209	1,066,294	89,861	1,514,983
Deduct: Stock-based compensation expense determined under fair-value method	(1,177,144)	(71,126)	(1,987,746)	(132,617)	(2,689,828)
Pro forma net loss attributable to common stockholders	$(7,096,060)	$(4,002,791)	$(13,413,867)	$(7,982,378)	$(66,552,189)
Basic and diluted net loss per share attributable to common Stockholders, as reported	$(0.29)	$(1.75)	$(1.01)	$(3.51)
Pro forma basic and diluted net loss per share attributable to common stockholders	$(0.32)	$(1.77)	$(1.08)	$(3.53)

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

	Three Months Ended June 30,		Six Months Ended June 30,		Period from May 13, 1999 (inception) through June 30,
	2005	2004	2005	2004	2005

Net loss attributable to common stockholders	$(6,399,490)	$(3,974,874)	$(12,492,415)	$(7,939,622)	$(65,377,344)
Unrealized loss on available-for-sale marketable securities	(12,822)	—	(21,456)	—	(21,456)
Comprehensive loss	$(6,412,312)	$(3,974,874)	$(12,513,871)	$(7,939,622)	$(65,398,800)

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

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Redeemable convertible preferred stock	—	24,094,984	—	24,094,984
Convertible preferred stock	—	3,000,000	—	3,000,000
Warrant	43,729	—	43,729	—
Options to purchase common stock	3,114,075	2,509,050	3,114,075	2,509,050
Restricted stock	19,750	—	19,750	—
	3,177,554	29,604,034	3,177,554	29,604,034

Pro Forma Net Loss per Share

Management believes that the additional disclosure below is useful to investors because it shows what basic loss per share would have been if the conversions of the company’s preferred stock had occurred at the beginning of the respective periods being reported rather than during the periods.  The calculation of unaudited pro forma basic and diluted net loss per share attributable to common stockholders assumes the conversion of all shares of Series A convertible preferred stock, Series B, Series C and Series D redeemable convertible preferred stock into shares of common stock using the as-if-converted method, as if such conversion had occurred as of January 1, 2004, or the original issuance date, if later.  The actual conversion date was April 13, 2005.  The Company’s pro forma net loss per share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Pro forma
Numerator:
Net loss attributable to common stockholders, as reported	$(6,399,490)	$(3,974,874)	$(12,492,415)	$(7,939,622)
Reversal of accretion to redemption value of Series B, Series C and Series D redeemable convertible preferred stock	15,242	808,628	122,232	1,617,256
Pro forma net loss attributable to common stockholders	$(6,384,248)	$(3,166,246)	$(12,370,183)	$(6,322,366)
Denominator:
Shares used to compute basic and diluted net loss per share attributable to common stockholders	22,140,149	2,265,985	12,417,909	2,260,645
Pro forma adjustments to reflect assumed weighted-average effect of conversion of preferred stock on January 1, 2005 and 2004	2,532,200	13,547,492	10,086,847	13,547,492
Pro forma shares used in basic and diluted pro forma net loss per share	24,672,349	15,813,477	22,504,756	15,808,137
Pro forma basic and diluted net loss per share attributable to common stockholders	$(0.26)	$(0.20)	$(0.55)	$(0.40)

4. Stockholders’ Equity (Deficit)

Stock Split

On March 23, 2005, the Company effected a 1-for-2 reverse stock split of the outstanding common stock. The accompanying financial statements and these notes give retroactive effect to the reverse stock split for all periods presented.

Initial Public Offering

On April 19, 2005, the Company closed the initial public offering of its common stock in which it sold 4,700,000 shares of common stock for gross proceeds of $56.4 million.  After deduction of underwriting discounts and commissions, the Company received proceeds of $52.5 million that excluded $2.0 million in offering expenses payable by the Company.

Changes in Capitalization

Effective April 13, 2005, the Amended and Restated Certificate of Incorporation authorizes “blank check” preferred stock, which enables the Board of Directors to designate and issue, without stockholder approval, preferred stock with rights senior to those of common stock.

Convertible Preferred Stock

Effective April 13, 2005 and in conjunction with the Company’s initial public offering, all 35,450,870 shares of preferred stock converted to 17,725,401 shares of common stock.

5. Recent Accounting Pronouncements

In December 2004 and as amended in April 2005, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, which replaces SFAS No. 123, and supercedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the fiscal year beginning January 1, 2006, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning in the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on the Company’s results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

6. Benefit Plans

The following plans became effective April 13, 2005, the effective date of the Company’s registration statement on Form S-1 for its initial public offering:

•                  The 2005 Equity Incentive Plan - the 2005 Equity Incentive Plan replaces the 1999 equity incentive plan and includes a reserve of 3,000,000 shares of common stock. The shares reserved include all shares that are available under the 1999 plan on the day it is terminated.

•                  The 2005 Employee Stock Purchase Plan - the 2005 Employee Stock Purchase has a reserve of reserve of 150,000 shares of common stock.

7. Related Party Transactions

The Company’s Chairman retains one-half ownership in Archipelago Aviation and is also a director of Oracle Corporation.  During the six months ended June 30, 2005, the Company incurred costs with Archipelago Aviation totaling $191,288 for airline transportation related to travel activities during the Company’s initial public offering and subsequent clinical site visits.  Expenses incurred relating to an Oracle ERP system for the six months ended June 30, 2005 and 2004 totaled $22,174 and $27,470, respectively.  The Company believes that the aforementioned arrangements were at no less favorable rates to the Company than those that could have been obtained from unrelated third parties.

8. Commitments and Contingencies

Lease

In May 2005, the Company entered into a lease agreement for approximately 7,000 square feet in additional facilities space located adjacent to the Company’s existing corporate office.  Rental obligations under the lease agreement are as follows:

Fiscal Year Ending
2005 (*)	$41,548
2006	101,405
2007	104,362
2008	107,320
2009	110,700
2010	114,080
2011 (*)	48,238
Total	$627,653

(*) Excludes a $50,000 security deposit payable by the Company in 2005 and refundable to the Company in 2011.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are based upon current expectations.  These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology.  Forward-looking statements involve risks and uncertainties.  Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including whether we are able introduce any products to the market or generate revenue, whether we receive FDA approval for our technologies, competition in our marketplace and the other risks those set forth below under “ Factors That May Affect Our Financial Condition And Results Of Operations “ and elsewhere in this report.  We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

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

In March 2005, we filed an application for premarket approval, or PMA, for our short-term continuous glucose monitoring system, or STS, with the Food and Drug Administration, or FDA. Premarket approval is the FDA process of scientific and regulatory review to evaluate the safety and efficacy of medical devices like those we are developing. In May 2005 we received notification from the FDA that our PMA was accepted as filed and granted expedited review status.  In July 2005, we completed our 100-day meeting with the FDA and expect to receive additional written requests for information to support the PMA filing of our short-term system. Additionally, we are conducting an 80-patient clinical trial for our second generation long-term system and intend to submit a PMA application after completion of the trial, if the data warrants submittal.  Our clinical trials may be delayed due to scheduling issues with patients and investigators, institutional review boards, sensor performance and manufacturing supply constraints, among other factors. Support of these clinical trials requires significant resources in research and development, manufacturing, quality assurance, and clinical and regulatory personnel.

We are currently increasing our manufacturing capacity and personnel to enable us to produce commercial quantities of our devices. Due to the lead-time associated with increases in capacity, this expansion will be initiated prior to the approval, if received by the FDA, of our products. Our capacity expansion could be constrained by the lack of readily available laboratory and manufacturing space, material availability, equipment design, production and validation, regulatory approval of our factory personnel staffing and other factors. Prior to obtaining regulatory approval, we will also begin to hire sales and marketing personnel. If we obtain the necessary regulatory approvals, we plan to launch our products in the United States with our own direct sales force.

To date, we have not generated any revenue, and we have incurred net losses in each year since our inception in May 1999. Through June 30, 2005, we had a deficit accumulated during the development stage of $65.4 million. We expect our losses to continue and increase as we expand our clinical trial activities and initiate commercialization activities. We have financed our operations primarily through private placements and an initial public offering (IPO) of equity securities.  In April 2005, we completed our IPO in which we sold 4,700,000 shares of common stock for gross proceeds of $56.4 million.  After deduction of underwriting discounts and commissions, we received proceeds of $52.5 million that excluded $2.0 million in offering expenses payable by us.

Financial Operations

Revenue

To date, we have not generated any revenue from the sale of our continuous glucose monitoring systems. We do not expect to generate any revenue from our systems until at least 2006.

Research and Development

Our research and development expenses primarily consist of engineering and research expenses related to our continuous glucose monitoring technology, clinical trials, regulatory expenses and manufacturing expenses incurred to build our clinical trial glucose monitoring systems. These expenses are primarily related to employee compensation, including salary, fringe benefits, recruitment, relocation and temporary employee expenses. We also incur significant expenses to operate our clinical trials including trial design, clinical site reimbursement, data management and associated travel expenses. Our research and development expenses also include fees for outside design services, contractors and materials, and assembly expenses for our glucose monitoring systems. From our inception through June 30, 2005, we have incurred $46.1 million in research and development expenses.

Selling, General and Administrative

Our selling, general and administrative expenses primarily consist of compensation for our executive, financial, marketing and administrative functions. Other significant expenses include trade show expenses, insurance, professional fees for our outside legal counsel and our independent auditors and expenses for board meetings. From our inception through June 30, 2005, we have incurred $9.5 million for selling, general and administrative expenses.

Stock-Based Compensation

Stock-based compensation consists of compensation expense related to stock option programs. This compensation expense is reflected separately in our financial statements and is allocated among our research and development expenses and selling, general and administrative expenses. Stock-based employee compensation expense, which is a non-cash charge, results from employee stock option grants at exercise prices that, for financial reporting purposes, are deemed to be below the estimated fair value of the underlying common stock on the date of grant.  Prior to our IPO in April 2005, our board of directors determined the estimated fair value of our common stock on the date of grant. Stock-based employee compensation equals the difference between the reassessed estimated fair value per share of our common stock on the date of grant and the exercise price per share and is amortized on an accelerated basis over the vesting period of the stock option. Additionally, stock-based compensation consists of options issued to non-employees that are recorded at their fair value.  From inception through June 30, 2005, we have incurred $1.5 million in stock-based compensation expense.

Results of Operations

Comparison of the Three Months Ended June 30, 2005 and 2004

Research and Development.  Research and development expense, excluding stock based compensation, increased $2.2 million to $5.0 million for the three months ended June 30, 2005, compared to $2.8 million for the three months ended June 30, 2004. The increase was primarily related to $0.6 million for additional clinical trials of our glucose monitoring systems, $0.6 million in compensation for additional employees, $0.4 million in sensor design costs and $0.3 million in materials to produce glucose monitoring systems for our clinical trials.

Selling, General and Administrative.  Selling, general and administrative expense increased $1.0 million to $1.4 million for the three months ended June 30, 2005, compared to $0.4 million for the three months ended June 30, 2004. The increase was primarily due to $0.5 million for initial marketing expense and $0.4 million related to expenses associated with operating as a public company including independent auditor and compliance expenses, insurance, legal fees and additional accounting personnel.

Stock-Based Compensation.  In connection with the grant of stock options to employees, consultants and directors, amortized compensation expense increased $438,000 to $481,000 for the three months ended June 30, 2005 compared to $43,000 for the three months ended June 30, 2004.  The increase in amortized compensation expense, which is allocated between research and development and selling, general, and administrative, was due to the combination of additional option grants and higher estimated fair values per option grant for options granted subsequent to February 2004.

Interest and Other Income.  Interest and other income increased $425,000 to $458,000 for the three months ended June 30, 2005, compared to $33,000 for the three months ended June 30, 2004. The increase was due to higher combined average cash, cash equivalents, and short-term marketable securities balances due to our April 2005 IPO, along with higher interest rates.

Comparison of the Six Months Ended June 30, 2005 and 2004

Research and Development.  Research and development expense, excluding stock based compensation, increased $4.4 million to $10.0 million for the six months ended June 30, 2005, compared to $5.6 million for the six months ended June 30, 2004. The increase was primarily related to $1.5 million for clinical trials of our glucose monitoring systems, $1.3 million in compensation for additional employees and consultants, $0.8 million to produce glucose monitoring systems for our clinical trials, and $0.5 million in sensor design costs.

Selling, General and Administrative.  Selling, general and administrative expense increased $1.2 million to $1.9 million for the six months ended June 30, 2005, compared to $0.7 million for the six months ended June 30, 2004. The increase was due to $0.5 million in initial marketing costs and $0.6 million related to expenses associated with operating as a public company including independent auditor and compliance expenses, insurance, legal fees and additional accounting personnel.

Stock-Based Compensation.  In connection with the grant of stock options to employees, consultants and directors, amortized compensation expense increased $976,000 to $1,066,000 for the six months ended June 30, 2005 compared to $90,000 for the six months ended June 30, 2004.  The increase in amortized compensation expense, which is allocated between research and development and selling, general, and administrative, was due to the combination of additional option grants and higher estimated fair values per option grant for options granted subsequent to February 2004.

Interest and Other Income.  Interest and other income increased $521,000 to $594,000 for the six months ended June 30, 2005, compared to $73,000 for the six months ended June 30, 2004. The increase was due to higher combined average cash, cash equivalents, and short-term marketable securities balances due to our April 2005 IPO along with higher interest rates.

Liquidity and Capital Resources

We are in the development stage and have incurred losses since our inception in May 1999. As of June 30, 2005 we had a deficit accumulated during the development stage of $65.4 million. We have funded our operations solely from the sale of equity securities, raising aggregate net proceeds of $120.6 million through June 30, 2005.  As of June 30, 2005, we had working capital of $64.5 million, including $66.6 million in cash, cash equivalents, and short-term marketable securities.  On April 19, 2005, we completed our IPO in which we sold 4,700,000 shares of common stock for gross proceeds of $56.4 million.  After deduction of underwriting discounts and commissions, we received proceeds of $52.5 million that excluded $2.0 million in offering expenses payable by us. Concurrent with the closing of our IPO, all of our outstanding preferred stock converted into common stock.

Net cash used in operating activities increased $5.0 million to $10.3 million for the six months ended June 30, 2005, compared to $5.3 million for the six months ended June 30, 2004.  The increase in cash used in operations was primarily due to our net loss as we continued efforts to commercialize our products, partially offset by higher accounts payable and accrued liabilities, and amortization of stock-based compensation.

Net cash used in investing activities increased $15.0 million to $16.2 million for the six months ended June 30, 2005, compared to $1.2 million for the six months ended June 30, 2004.  The increase was primarily due to the purchases of short-term marketable securities.

Net cash provided by financing activities increased $50.8 million to $50.8 million for the six months ended June 30, 2005, compared to $3,000 for the six months ended June 30, 2004.  The increase was due to the net proceeds from our April 2005 IPO and the exercise of stock options.

Operating Capital and Capital Expenditure Requirements

To date, we have not commercialized any products. We anticipate that we will continue to incur net losses for the next several years as we develop our products, expand our clinical development team and corporate infrastructure, and prepare for the potential commercial launch of our continuous glucose monitoring systems.

We do not expect to generate significant product revenue until we successfully obtain marketing approval for and begin selling our continuous glucose monitoring systems. We believe that the net proceeds from our IPO, together with our cash, cash equivalents, and short-term marketable securities balances, and the interest we earn on these balances, will be sufficient to meet our anticipated cash requirements with respect to clinical trials, PMA applications and any initial commercial launches of our long-term and short-term continuous glucose monitoring systems, and to meet our other anticipated cash needs for at least the next twelve months. If our available cash, cash equivalents and marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

Because of the numerous risks and uncertainties associated with the development of continuous glucose monitoring technologies, such as our short-term and long-term systems, we are unable to estimate the exact amounts of capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including, but not limited to:

•                  the costs and timing of regulatory approval;

•                  our ability to scale our manufacturing operations;

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

We have incurred net losses in each year since our inception in May 1999, including net loss attributable to common stockholders of $12.5 million for the six months ended June 30, 2005. As of June 30, 2005, we had a deficit accumulated during the development stage of $65.4 million. We have financed our operations primarily through private placements of our equity securities and our IPO, and have devoted substantially all of our resources to research and development relating to our continuous glucose monitoring systems. We expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products. If we receive approval for marketing of a product by the Food and Drug Administration, or FDA, we expect to incur significant sales and marketing expenses, and manufacturing expenses. Additionally, we expect that our general and administrative expenses will increase due to the additional operational and regulatory burdens applicable to public companies. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

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

In July of 2005, we met with the FDA to discuss the progress of our PMA application.  At this meeting we received verbal requests for additional information and were told that the FDA will follow up these verbal requests in writing.  While we believe that we can respond expeditiously to this FDA request, there can be no assurance that we can successfully answer all of the FDA’s questions in a timely manner, if at all.  Any request for additional information by the FDA can potentially extend the timeline to approval.

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

We do not expect that our initial products will eliminate the need for single-point finger stick devices. We believe that our initial products, if approved, will be indicated for use by patients to obtain real-time blood glucose levels, trend information and alerts, but not as a substitute for single-point finger stick devices. No precedent for FDA approval of continuous glucose monitoring systems as a substitute for such devices has been established. Accordingly, there is no established study design or agreement regarding performance requirements or measurements in clinical trials for continuous glucose monitoring systems. To our knowledge, the only company to attempt to obtain approval from the FDA for the replacement of single-point finger stick devices with a continuous glucose monitoring system has experienced substantial delays, and there can be no guarantee that we will not also experience such delays.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development, including conducting clinical trials for our continuous glucose monitoring systems. Even before we receive approval to market one of our continuous glucose monitoring systems, we expect to spend significant additional amounts on commercializing the product, including development of a direct sales force and expansion of manufacturing capacity.  For the six months ended June 30, 2005, our net cash used in operating activities was $10.3 million, compared to $5.3 million for the same period in 2004. We expect that our cash used by operations will increase significantly in each of the next several years, and we may need additional funds to complete the development and commercialization of both our short-term and long-term continuous glucose monitoring systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

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

Additionally, the production of our continuous glucose monitoring systems must occur in a highly controlled and clean environment to minimize particles and other yield- and quality-limiting contaminants. Weaknesses in process control or minute impurities in materials may cause a substantial percentage of defective products in a lot. If we are not able to maintain stringent quality controls, or if contamination problems arise, our clinical development and commercialization efforts could be delayed, which would harm our business and our results of operations.

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

If unanticipated long-term side-effects result from the use of either of our systems, we could be subject to liability and our systems would not be widely adopted. Our clinical trials have been limited to seven months of continuous use with our first generation long-term sensor, six months of continuous use with our second generation long-term sensor and seven days of continuous use with our short-term sensor. Additionally, we have not clinically tested repeated use of our long-term sensor in the same patient, and we have limited clinical experience with repeated use of our short-term sensor in the same patient. We cannot assure you that long-term use would not result in unanticipated complications. Furthermore, the interim results from our current pre-clinical studies and clinical trials may not be indicative of the clinical results obtained when we examine the patients at later dates. It is possible that repeated use of our short-term or long-term systems, or implantation of our long-term sensor for more than seven months, will result in unanticipated adverse effects, potentially even after the device is removed.

Even if our products are approved by regulatory authorities, if we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. In particular we and our suppliers are required to comply with the quality system regulation, or QSR, and other regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA enforces the QSR through unannounced inspections. We have not yet successfully completed such an inspection and will be required to before we ship any commercial products. Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following actions:

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

We do not currently have any registered trademarks. We recently filed for the registration of a trademark for the name “DexCom” but our application has been rejected.  We have appealed this rejection.  The examining attorney has withdrawn the refusal and has approved the mark for publication for opposition.  If we cannot obtain a trademark registration for DexCom, we may have to change our company name or market our products under a different name, which could result in significant expense.

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

Our continuous glucose monitoring systems rely on radio transmissions from the sensor to a handheld receiver. Our continuous glucose monitoring systems operate in the band of frequencies allocated to the Medical Implant Communications Service, or MICS, which is an ultra-low power, unlicensed, mobile radio service for transmitting data in support of diagnostic or therapeutic functions associated with implanted medical devices. However, our continuous glucose monitoring system does not fully comply with the requirements imposed by the FCC on MICS devices. We applied for permanent exemption from certain MICS requirements in May of 2005.  In July of 2005 during a public comment period, Medtronic filed a comment in opposition to our waiver request.  Biotronic, the Juvenile Diabetes Research Foundation, or JDRF, and others have written the FCC in support of our waiver.  We may not obtain such an exemption in time for our potential product release, if at all. If we cannot obtain an exemption, we may be required to re-engineer our sensors to transmit over a different frequency that is not restricted. Any change to our transmission frequency may require changes to our regulatory approvals. We have not tested, in a clinical setting, any of our current generation systems on a frequency other than that allocated to the MICS. While other frequencies are available, traffic on those frequencies may be significant given the lack of restrictions, and we cannot predict the effect such traffic would have on the operation of our sensors.

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

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable

Use of Proceeds

Our first Registration Statement on Form S-1 (Reg. No. 333-122454), as amended, became effective April 13, 2005, and the offering commenced the same day.  The offering terminated subsequent to the sale of 4,700,000 shares of common stock and the underwriters’ overallotment option was not exercised.  Piper Jaffray & Co. acted as book-running manager for the offering and, together with SG Cowen & Co., LLC, William Blair & Company, L.L.C. and First Albany Capital Inc., acted as representative of the underwriters.

We registered 4,700,000 shares of common stock at $0.001 par value per share, plus 705,000 additional shares to cover the underwriters’ overallotment option.  All shares were registered for our account.  The aggregate public offering price of the 4,700,000 shares sold was $56,400,000.

Expenses incurred in connection with the issuance and distribution of the securities registered were as follows:

•                  Underwriting discounts and commissions - $3,948,000

•                  Other expenses - $1,973,000

•                  Total expenses - $5,921,000

None of such payments were direct or indirect payments to directors or officers of the issuer or their associates or to persons owning 10 percent or more of any class of equity securities of the issuer or any of its affiliates or direct or indirect payments to others.  The net offering proceeds to us after deducting underwriters’ discounts and the total expenses described above totals approximately $50.5 million.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
10.12	Lease from Hub Properties Trust, to DexCom, Inc. dated May 13, 2005.	8-K	N/A	May 18, 2005	10.12	__
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

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

DEXCOM, INC.
(Registrant)

Dated: August 2, 2005	By:	/s/ Andrew P. Rasdal
Andrew P. Rasdal,
President and Chief Executive Officer

Dated: August 2, 2005	By:	/s/ Steven J. Kemper
Steven J. Kemper,
Chief Financial Officer