Form 10-Q
period 2005-09-30
DEXCOM INC
filed 2005-11-01
CIK 1093557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

☒                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number   000-51222

DEXCOM, INC.

(Exact name of Registrant as specified in its charter)

Delaware	33-0857544
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

5555 Oberlin Drive
San Diego, California	92121
(Address of Principal Executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code:  (858) 200-0200

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

Yes   ☐                 No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒

As of October 14, 2005, 25,378,213 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.
Table of Contents

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004.

Statements of Operations (unaudited) for the three and nine months ended September 30, 2005 and 2004, and for the period from May 13, 1999 (inception) through September 30, 2005

Statements of Cash Flows (unaudited) for the nine months ended September 30, 2005 and 2004, and for the period from May 13, 1999 (inception) through September 30, 2005

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

SIGNATURES

DexCom, Inc.
(a development stage company)
BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,119,293	$27,229,208
Short-term marketable securities, available-for-sale	17,335,007	—
Prepaid and other current assets	1,012,670	43,781
Total current assets	60,466,970	27,272,989

Property and equipment, net	3,560,465	1,851,892
Restricted cash	250,000	200,000
Deferred offering costs and other assets	—	33,000
Total assets	$64,277,435	$29,357,881

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$1,969,243	$1,018,879
Accrued payroll and related expenses	766,909	328,476
Accrued clinical trials	182,494	220,875
Total current liabilities	2,918,646	1,568,230

Deferred rent	242,008	125,241

Commitments and contingencies

Redeemable convertible Series B preferred stock, $0.001 par value, no shares and 11,304,114 shares authorized, issued and outstanding at September 30, 2005 and December 31, 2004, respectively.	—	20,878,086
Redeemable convertible Series C preferred stock, $0.001 par value, no shares and 13,043,478 shares authorized; no shares and 12,790,870 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively.	—	34,740,360
Redeemable convertible Series D preferred stock, $0.001 par value, no shares and 8,700,000 shares authorized; no shares and 8,355,886 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively.	—	21,355,894

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2005.	—	—
Convertible Series A preferred stock, $0.001 par value, no shares and 3,000,000 shares authorized; no shares and 3,000,000 issued and outstanding at September 30, 2005 and December 31, 2004, respectively.	—	3,000
Common stock, $0.001 par value, 100,000,000 and 50,000,000 authorized; 25,378,213 and 2,323,300 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively.	25,378	2,323
Additional paid-in capital	134,183,261	6,218,012
Deferred stock-based compensation	(1,363,890)	(2,648,336)
Deficit accumulated during the development stage	(71,706,965)	(52,884,929)
Accumulated and other comprehensive loss	(21,003)	—
Total stockholders’ equity (deficit)	61,116,781	(49,309,930)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$64,277,435	$29,357,881

See accompanying notes to financial statements

DexCom, Inc.
(a development stage company)

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from May 13, 1999 (inception) through September 30,
	2005	2004	2005	2004	2005
Costs and expenses:
Research and development	$4,775,312	$3,485,590	$14,758,307	$9,122,583	$50,871,041
Selling, general and administrative	1,682,900	330,435	3,597,509	999,399	11,187,828
Stock-based compensation:
Research and development	267,681	34,867	1,065,331	72,397	1,356,445
Selling, general and administrative	135,160	19,622	403,804	71,953	561,379
Total costs and expenses	6,861,053	3,870,514	19,824,951	10,266,332	63,976,693
Interest and other income	531,432	36,083	1,125,147	109,535	2,530,497
Net loss	(6,329,621)	(3,834,431)	(18,699,804)	(10,156,797)	(61,446,196)
Accretion to redemption value of Series B, Series C, and Series D redeemable convertible preferred stock	—	(808,628)	(122,232)	(2,425,884)	(10,260,769)
Net loss attributable to common stockholders	$(6,329,621)	$(4,643,059)	$(18,822,036)	$(12,582,681)	$(71,706,965)

Basic and diluted net loss per share attributable to common stockholders	$(0.25)	$(2.01)	$(1.12)	$(5.53)
Shares used to compute basic and diluted net loss per share attributable to common stockholders	25,354,432	2,304,972	16,777,470	2,275,529

See accompanying notes to financial statements

DexCom, Inc.
(a development stage company)

STATEMENTS OF CASH FLOW

(unaudited)

	Nine Months Ended September 30,		Period from May 13, 1999 (inception) through September 30,
	2005	2004	2005
Operating activities
Net loss	$(18,699,804)	$(10,156,797)	$(61,446,196)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	686,242	324,992	2,148,394
Stock-based compensation	1,371,077	144,350	1,819,766
Accretion and amortization related to investments, net	(20,874)	—	(20,874)
Interest on converted notes	—	—	70,480
Loss on disposal of equipment	—	—	65,767
Compensation expense associated with stock options issued to consultants	98,058	—	137,105
Changes in operating assets and liabilities:
Prepaid and other assets	(726,491)	70,408	(803,272)
Restricted cash	(50,000)	(200,000)	(250,000)
Accounts payable and accrued liabilities	891,957	332,112	2,131,711
Accrued payroll and related expenses	438,433	168,024	766,909
Deferred rent	116,767	116,456	242,008
Net cash used in operating activities	(15,894,635)	(9,200,455)	(55,138,202)

Investing activities
Purchase of available-for-sale marketable securities	(26,624,534)	—	(34,389,814)
Proceeds from the maturity of available-for-sale marketable securities	9,080,000	—	16,845,280
Purchase of property and equipment	(2,394,815)	(1,595,759)	(5,756,343)
Proceeds on sale of equipment	—	—	1,017
Net cash used in investing activities	(19,939,349)	(1,595,759)	(23,299,860)

Financing activities
Proceeds from convertible notes payable	—	—	2,000,000
Net proceeds from issuance of common stock	50,724,069	15,942	50,857,688
Net proceeds from issuance of preferred stock	—	—	67,699,667
Net cash provided by financing activities	50,724,069	15,942	120,557,355
Increase (decrease) in cash and cash equivalents	14,890,085	(10,780,272)	42,119,293
Cash and cash equivalents, beginning of period	27,229,208	20,016,186	—
Cash and cash equivalents, ending of period	$42,119,293	$9,235,914	$42,119,293

Non-cash investing and financing transactions:
Purchase of technology in exchange for common stock	$—	$—	$19,000
Conversion of notes payable into Series B preferred stock	$—	$—	$2,000,000
Conversion of Series A, B, C, and D preferred stock	$77,099,572	$—	$77,099,572
Accretion to redemption value of Series B, Series C, and Series D redeemable convertible preferred stock	$122,232	$2,425,884	$10,260,769
Unrealized loss on marketable securities	$21,003	$—	$21,003

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

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. The information as of September 30, 2005, for the three and nine months ended September 30, 2004 and 2005, and for the period from May 13, 1999 (inception) through September 30, 2005 is unaudited.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2005, and the results of its operations and cash flows for the nine months ended September 30, 2004 and 2005, and for the period from May 13, 1999 (inception) through September 30, 2005.  These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and applied consistently with those used in the preparation of the audited financial statements for the year ended December 31, 2004 included in the Prospectus filed by the Company pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission on April 13, 2005.

Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been omitted in accordance with the applicable rules to Form 10-Q.  The accompanying financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2004 included in the Prospectus filed by the Company with the Securities and Exchange Commission on April 13, 2005.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.  Significant estimates include estimated clinical study expenses that are comprised of payments for work performed by contract research organizations, physicians and participating hospitals. Expenses are accrued for clinical studies performed by contract research organizations based on estimates of work performed under contracts. Expenses for setting up clinical trial sites are accrued immediately. Clinical expenses related to patient enrollment and monitoring are accrued as patients are enrolled and monitored in a trial.

Stock-Based Compensation

The Company accounts for employee stock option and purchase plans using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN No. 44”), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and related interpretations and has adopted the disclosure-only provisions of Statement of Financial Standards No. 123 (“SFAS No.123”), Accounting for Stock-Based Compensation.

Options or stock awards issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18 (“EITF No. 96-18”), Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services and recognized over the related service period.

The information regarding net loss as required by SFAS No. 123, as amended, has been determined as if the Company had accounted for its employee stock option and purchase plans under the fair-value method. The resulting effect on net loss pursuant to SFAS No. 123 is not likely to be representative of the effects on net loss pursuant to SFAS No. 123 in future periods, since future periods are likely to include additional grants and the irregular impact of future years’ vesting.

The table below illustrates the effect on net loss and net loss per share attributable to common stockholders had the Company applied the fair value provisions of SFAS No. 123 to employee stock-based compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from May 13, 1999 (inception) through September 30,
	2005	2004	2005	2004	2005

Net loss attributable to common stockholders, as reported	$(6,329,621)	$(4,643,059)	$(18,822,036)	$(12,582,681)	$(71,706,965)
Add: Stock-based compensation expense included in net loss	402,841	54,489	1,469,135	144,350	1,917,824
Deduct: Stock-based compensation expense determined under fair-value method	(1,084,428)	(75,852)	(3,072,174)	(208,469)	(3,774,807)
Pro forma net loss attributable to common stockholders	$(7,011,208)	$(4,664,422)	$(20,425,075)	$(12,646,800)	$(73,563,948)
Basic and diluted net loss per share attributable to common Stockholders, as reported	$(0.25)	$(2.01)	$(1.12)	$(5.53)
Pro forma basic and diluted net loss per share attributable to common stockholders	$(0.28)	$(2.02)	$(1.22)	$(5.56)

The fair value of options granted in connection with stock option plans and rights granted in connection with the employee stock purchase plan above using the “Black-Scholes” method have been estimated with the following assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Risk free interest rate	3.3 - 4.2%	3.7%	3.3 - 4.2%	3.7%
Dividend yield	0%	0%	0%	0%
Expected volatility of the Company’s stock	0.40-0.60	0.60	0.40-0.60	0.60
Expected life (in years)	1-5	5	1-5	5

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from May 13, 1999 (inception) through September 30,
	2005	2004	2005	2004	2005

Net loss attributable to common stockholders	$(6,329,621)	$(4,643,059)	$(18,822,036)	$(12,582,681)	$(71,706,965)
Unrealized gain (loss) on available-for-sale marketable securities	453	—	(21,003)	—	(21,003)
Comprehensive loss	$(6,329,168)	$(4,643,059)	$(18,843,039)	$(12,582,681)	$(71,727,968)

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

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Redeemable convertible preferred stock	—	24,094,984	—	24,094,984
Convertible preferred stock	—	3,000,000	—	3,000,000
Warrant	43,729	—	43,729	—
Options to purchase common stock	3,212,980	2,442,949	3,212,980	2,442,949
Restricted stock	19,750	—	19,750	—
	3,276,459	29,537,933	3,276,459	29,537,933

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Pro forma
Numerator:
Net loss attributable to common stockholders, as reported	$(6,329,621)	$(4,643,059)	$(18,822,036)	$(12,582,681)
Reversal of accretion to redemption value of Series B, Series C and Series D redeemable convertible preferred stock	—	808,628	122,232	2,425,884
Pro forma net loss attributable to common stockholders	$(6,329,621)	$(3,834,431)	$(18,699,804)	$(10,156,797)
Denominator:
Shares used to compute basic and diluted net loss per share attributable to common stockholders	25,354,432	2,304,972	16,777,470	2,275,529
Pro forma adjustments to reflect assumed weighted-average effect of conversion of preferred stock on January 1, 2005 and 2004	—	13,547,492	6,687,617	13,547,492
Pro forma shares used in basic and diluted pro forma net loss per share	25,354,432	15,852,464	23,465,087	15,823,021
Pro forma basic and diluted net loss per share attributable to common stockholders	$(0.25)	$(0.24)	$(0.80)	$(0.64)

4. Stockholders’ Equity (Deficit)

Stock Split

On March 23, 2005, the Company effected a 1-for-2 reverse stock split of the outstanding common stock. The accompanying financial statements and these notes give retroactive effect to the reverse stock split for all periods presented.

Initial Public Offering

On April 19, 2005, the Company closed the initial public offering of its common stock in which it sold 4,700,000 shares of common stock for gross proceeds of $56.4 million.  After deduction of underwriting discounts, commissions and offering expenses, the Company received net proceeds of $50.5 million.

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

5. Recent Accounting Pronouncements

In December 2004 and as amended in April 2005, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, which replaces SFAS No. 123, and supercedes APB No. 25.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the fiscal year beginning January 1, 2006, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning in the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on the Company’s results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

6. Benefit Plans

The following plans became effective April 13, 2005, the effective date of the Company’s registration statement on Form S-1 for its initial public offering:

•                  The 2005 Equity Incentive Plan - the 2005 Equity Incentive Plan replaced the 1999 equity incentive plan and includes a reserve of 3,000,000 shares of common stock. The shares reserved include all shares that were available under the 1999 plan on the day it was terminated.

•                  The 2005 Employee Stock Purchase Plan - the 2005 Employee Stock Purchase has a reserve of reserve of 150,000 shares of common stock.

7. Related Party Transactions

The Company’s Chairman retains one-half ownership in Archipelago Aviation and is also a director of Oracle Corporation.  During the nine months ended September 30, 2005, the Company incurred costs with Archipelago Aviation totaling $191,288 for airline transportation related to travel activities during the Company’s initial public offering and subsequent clinical site visits.  Expenses incurred relating to an Oracle ERP system for the nine months ended September 30, 2005 and 2004 totaled $22,174 and $27,470, respectively.  The Company’s Chairman was not involved in the selection of the Company’s ERP system.  The Company believes that the aforementioned arrangements were at no less favorable rates to the Company than those that could have been obtained from unrelated third parties.

8. Commitments and Contingencies

Lease

In May 2005, the Company entered into a lease agreement for approximately 7,000 square feet in additional facilities space located adjacent to the Company’s existing corporate office.  The agreement requires total payments of $627,653 over the life of the lease.  As of September 30, 2005, remaining rental obligations under the lease agreement are as follows:

Fiscal Year Ending
2005	$24,929
2006	101,405
2007	104,362
2008	107,320
2009	110,700
2010	114,080
2011	48,238
Total (*)	$611,034

(*) Excludes a $50,000 security deposit payable by the Company in 2005 that is refundable to the Company in 2011, and a $98,588 tenant improvement allowance due the Company as of September 30, 2005.

Litigation

In August 2005, Abbott Diabetes Care, Inc. (“Abbott”) filed an action alleging patent infringement of four patents relating to blood glucose monitoring against DexCom in the United States District Court for the District of Delaware.  DexCom has filed a motion to dismiss the action and is awaiting decision.  DexCom believes the complaint is without merit and intends to vigorously contest the action.  Although it is DexCom’s position that Abbott’s assertions of infringement have no merit, neither the outcome of the litigation nor the amount and range of potential fees can be assessed.

Purchase Commitments

The Company is party to various purchase arrangements related to components used in research and development activities.  As of September 30, 2005, the Company had purchase commitments with certain vendors of approximately $4.1 million due within one year of which approximately $1.7 million was noncancelable.  There are no purchase commitments due beyond one year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are based upon current expectations.  These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology.  Forward-looking statements involve risks and uncertainties.  Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including whether we receive FDA approval for our technologies, whether we are able to introduce any products to the market or generate revenue, competition in our marketplace and the other risks those set forth below under “ Factors That May Affect Our Financial Condition And Results Of Operations “ and elsewhere in this report.  We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

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

In March 2005, we filed an application for premarket approval, or PMA, for our short-term continuous glucose monitoring system, or STS, with the Food and Drug Administration, or FDA. Premarket approval is the FDA process of scientific and regulatory review to evaluate the safety and efficacy of medical devices like those we are developing. In May 2005 we received notification from the FDA that our PMA was accepted as filed and granted expedited review status.  In July 2005, we completed our 100-day meeting with the FDA.  In August 2005 we received a written request from the FDA for additional information and in September 2005 we responded to that request. Additionally, we are conducting an 80-patient clinical trial for our second generation long-term system.  Our clinical trials may be delayed due to scheduling issues with patients and investigators, institutional review boards, sensor performance and manufacturing supply constraints, among other factors. Support of these clinical trials requires significant resources in research and development, manufacturing, quality assurance, and clinical and regulatory personnel.

We are currently increasing our manufacturing capabilities to enable us to produce greater quantities of our devices. Due to the lead-time associated with increases in capacity, this expansion will be initiated prior to the approval, if received by the FDA, of our products. Our capacity expansion could be constrained by the lack of readily available laboratory and manufacturing space, material availability, equipment design, production and validation, product changes required by the FDA for approval, regulatory approval of our factory, personnel staffing and other factors. Prior to obtaining regulatory approval, we will also begin to hire sales and marketing personnel. If we obtain the necessary regulatory approvals, we plan to launch our products in the United States with our own direct sales force.

To date, we have not generated any revenue, and we have incurred net losses in each year since our inception in May 1999. Through September 30, 2005, we had a deficit accumulated during the development stage of $71.7 million. We expect our losses to continue and increase as we expand our clinical trial activities and initiate commercialization activities. We have financed our operations primarily through private placements and an initial public offering (IPO) of equity securities.  In April 2005, we completed our IPO in which we sold 4,700,000 shares of common stock for gross proceeds of $56.4 million.  After deduction of underwriting discounts, commissions and offering expenses, we received net proceeds of $50.5 million.

Financial Operations

Revenue

To date, we have not generated any revenue from the sale of our continuous glucose monitoring systems. We do not expect to generate any revenue from our systems until at least 2006.

Research and Development

Our research and development expenses primarily consist of engineering and research expenses related to our continuous glucose monitoring technology, clinical trials, regulatory expenses and manufacturing expenses incurred to build our clinical trial glucose monitoring systems. These expenses are primarily related to employee compensation, including salary, fringe benefits, recruitment, relocation and temporary employee expenses. We also incur significant expenses to operate our clinical trials including trial design, clinical site reimbursement, data management and associated travel expenses. Our research and development expenses also include fees for outside design services, contractors and materials, and assembly expenses for our glucose monitoring systems. From our inception through September 30, 2005, we have incurred $50.9 million in research and development expenses.

Selling, General and Administrative

Our selling, general and administrative expenses primarily consist of compensation for our executive, financial, marketing and administrative functions. Other significant expenses include trade show expenses, insurance, professional fees for our outside legal counsel and our independent auditors and expenses for board meetings. From our inception through September 30, 2005, we have incurred $11.2 million for selling, general and administrative expenses.

Stock-Based Compensation

Stock-based compensation consists of compensation expense related to stock option programs. This compensation expense is reflected separately in our financial statements and is allocated among our research and development expenses and selling, general and administrative expenses. Stock-based compensation expense, which is a non-cash charge, results primarily from employee stock option grants at exercise prices that, for financial reporting purposes, are deemed to be below the estimated fair value of the underlying common stock on the date of grant.  Prior to our IPO in April 2005, our board of directors determined the estimated fair value of our common stock on the date of grant. Stock-based employee compensation equals the difference between the reassessed estimated fair value per share of our common stock on the date of grant and the exercise price per share and is amortized on an accelerated basis over the vesting period of the stock option. Additionally, stock-based compensation consists of options issued to non-employees and stock issued to Directors that are recorded at their fair value.  From inception through September 30, 2005, we have incurred $1.9 million in stock-based compensation expense.

Results of Operations

Comparison of the Three Months Ended September 30, 2005 and 2004

Research and Development.  Research and development expense, excluding stock based compensation, increased $1.3 million to $4.8 million for the three months ended September 30, 2005, compared to $3.5 million for the three months ended September 30, 2004. The increase was primarily related to $0.9 million in compensation for additional employees, $164,000 in sensor design costs, $175,000 in higher depreciation for equipment and facilities and $85,000 in materials to produce glucose monitoring systems for our clinical trials.

Selling, General and Administrative.  Selling, general and administrative expense increased $1.4 million to $1.7 million for the three months ended September 30, 2005, compared to $0.3 million for the three months ended September 30, 2004. The increase was primarily due to $0.5 million for initial marketing expenses and $0.5 million related to expenses associated with operating as a public company including independent auditor and compliance expenses, insurance, legal fees, board fees and additional accounting personnel. We also incurred increased litigation expenses.

Stock-Based Compensation.  In connection with the grant of stock and stock options to employees, consultants and directors, compensation expense increased $349,000 to $403,000 for the three months ended September 30, 2005 compared to $54,000 for the three months ended September 30, 2004.  The increase in compensation expense, which is allocated between research and development and selling, general, and administrative, was primarily due to the combination of additional option grants and higher estimated fair values per option grant for options granted subsequent to February 2004.

Interest and Other Income.  Interest and other income increased $495,000 to $531,000 for the three months ended September 30, 2005, compared to $36,000 for the three months ended September 30, 2004. The increase was due to higher combined average cash, cash equivalents, and short-term marketable securities balances due to our April 2005 IPO, along with higher interest rates.

Comparison of the Nine Months Ended September 30, 2005 and 2004

Research and Development.  Research and development expense, excluding stock based compensation, increased $5.7 million to $14.8 million for the nine months ended September 30, 2005, compared to $9.1 million for the nine months ended September 30, 2004. The increase was primarily related to $1.9 million in compensation for additional employees, $1.0 million for clinical trials of our glucose monitoring systems, $0.7 million for materials to produce glucose monitoring systems for our clinical trials, $0.6 million in sensor design costs and $0.3 million for consulting and temporary employees.

Selling, General and Administrative.  Selling, general and administrative expense increased $2.6 million to $3.6 million for the nine months ended September 30, 2005, compared to $1.0 million for the nine months ended September 30, 2004. The increase was primarily due to $1.1 million in initial marketing costs, $1.0 million related to expenses associated with operating as a public company, and increased litigation expenses.

Stock-Based Compensation.  In connection with the grant of stock and stock options to employees, consultants and directors, compensation expense increased $1.4 million to $1.5 million for the nine months ended September 30, 2005 compared to $144,000 for the nine months ended September 30, 2004.  The increase in compensation expense, which is allocated between research and development and selling, general, and administrative, was primarily due to the combination of additional option grants and higher estimated fair values per option grant for options granted subsequent to February 2004.

Interest and Other Income.  Interest and other income increased $1.0 million to $1.1 million for the nine months ended September 30, 2005, compared to $110,000 for the nine months ended September 30, 2004. The increase was due to higher combined average cash, cash equivalents, and short-term marketable securities balances due to our April 2005 IPO along with higher interest rates.

Liquidity and Capital Resources

We are in the development stage and have incurred losses since our inception in May 1999. As of September 30, 2005 we had a deficit accumulated during the development stage of $71.7 million.  As of September 30, 2005, we had working capital of $57.5 million, including $59.5 million in cash, cash equivalents, and short-term marketable securities.  We have funded our operations solely from the sale of equity securities, raising aggregate net proceeds of $120.6 million through September 30, 2005.  On April 19, 2005, we completed our IPO in which we sold 4,700,000 shares of common stock for gross proceeds of $56.4 million.  After deduction of underwriting discounts, commissions and offering expenses, we received net proceeds of $50.5 million. Concurrent with the closing of our IPO, all of our outstanding preferred stock converted into common stock.

Net cash used in operating activities increased $6.7 million to $15.9 million for the nine months ended September 30, 2005, compared to $9.2 million for the nine months ended September 30, 2004.  The increase in cash used in operations was primarily due to our net loss as we continued efforts to seek approval for our products, partially offset by higher accounts payable and accrued liabilities, and amortization of stock-based compensation.

Net cash used in investing activities increased $18.3 million to $19.9 million for the nine months ended September 30, 2005, compared to $1.6 million for the nine months ended September 30, 2004.  The increase was primarily due to the purchases of short-term marketable securities. We also invested $2.4 million in Capital expenditures, primarily for equipment and facilities, during the nine months ended September 30, 2005.

Net cash provided by financing activities increased $50.7 million to $50.7 million for the nine months ended September 30, 2005, compared to $16,000 for the nine months ended September 30, 2004.  The increase was due to the net proceeds from our April 2005 IPO and the exercise of stock options.

Operating Capital and Capital Expenditure Requirements

To date, we have not commercialized any products. We anticipate that we will continue to incur net losses for the next several years as we develop our products, expand our clinical development team and corporate infrastructure, and prepare for the potential launch of our continuous glucose monitoring systems, if approved by the FDA.

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

•                  the costs to produce our monitoring systems;

•                  the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual product rights;

•                  the rate of progress and cost of our clinical trials and other development activities;

•                  the expenses we incur in developing, selling and marketing our products;

•                  the success of our research and development efforts;

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 1 to our financial statements included elsewhere in this report and the prospectus from our initial public offering, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results.

Stock-Based Compensation

We account for employee stock option and purchase plans using the intrinsic-value method in accordance with APB No. 25, Accounting for Stock Issued to Employees, FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25, and related interpretations. We have adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended.

The information regarding net loss as required by SFAS No. 123, presented in Note 1 to our financial statements, has been determined as if we had accounted for our employee stock option and purchase plans under the fair value method. The resulting effect on net loss pursuant to SFAS No. 123 is not likely to be representative of the effects on net loss pursuant to SFAS No. 123 in future years, since future years are likely to include additional grants and the irregular impact of future years’ vesting.

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

We are subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from shipping affected products, require us to obtain licenses from third parties or to develop non-infringing alternatives, and subject us to substantial monetary damages and injunctive relief.

In August 2005, Abbott Diabetes Care, Inc. filed an action alleging patent infringement of four patents relating to blood glucose monitoring against DexCom in the United States District Court for the District of Delaware.   DexCom has filed a motion to dismiss the action and is awaiting decision.  DexCom believes the complaint is without merit and intends to vigorously contest the action.  Although it is DexCom’s position that Abbott’s assertions of infringement have no merit, neither the outcome of the litigation nor the amount and range of potential fees can be assessed.  No assurances can be given that the Company will prevail in the lawsuit or that the Company can successfully defend itself against the claim and the Company may not prevail in the action, which could have a material adverse effect on the Company.

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

We have incurred net losses in each year since our inception in May 1999, including net loss attributable to common stockholders of $18.8 million for the nine months ended September 30, 2005. As of September 30, 2005, we had a deficit accumulated during the development stage of $71.7 million. We have financed our operations primarily through private placements of our equity securities and our IPO, and have devoted substantially all of our resources to research and development relating to our continuous glucose monitoring systems. We expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products. If we receive approval for marketing of a product by the Food and Drug Administration, or FDA, we expect to incur significant sales and marketing expenses, and manufacturing expenses. Additionally, we expect that our general and administrative expenses will increase due to the additional operational and regulatory burdens applicable to public companies. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

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

In July 2005, we met with the FDA to discuss the progress of our PMA application.  In August 2005 we received a written request from the FDA for additional information and in September 2005 we responded to that request.  Any request for additional information by the FDA can potentially extend the timeline to approval.

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

The market for glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. If our products are approved for marketing, we will compete directly with Roche Disetronic, a division of Roche Diagnostics; LifeScan, Inc., a division of Johnson & Johnson; the MediSense and TheraSense divisions of Abbott Laboratories; and Bayer Corporation, each of which manufactures and markets products for the single-point finger stick device market. Collectively these companies currently account for substantially all of the glucose monitoring market. Several companies are developing or marketing early generation short-term continuous glucose monitoring products that will compete directly with our planned products. These devices include the Guardian RT and the CGMS System Gold, both of which have received FDA approval and are currently marketed by Medtronic, Inc., and the Freestyle Navigator Glucose System, which has not yet received FDA approval and is being developed by TheraSense. In August 2004, Medtronic announced that it had filed a PMA supplement for its Guardian device that, if approved, will allow it to show real-time glucose measurements to patients. Furthermore, several other companies are developing non-invasive continuous glucose monitoring products. One of these non-invasive devices, the Cygnus GlucoWatch, now owned by Animas Corporation, has received FDA approval. Most of the companies developing or marketing competing devices are publicly traded or divisions of publicly-traded companies, and these companies enjoy several competitive advantages, including:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development, including conducting clinical trials for our continuous glucose monitoring systems. Even before we receive approval to market one of our continuous glucose monitoring systems, we expect to spend significant additional amounts on commercializing the product, including development of a direct sales force and expansion of manufacturing capacity.  For the nine months ended September 30, 2005, our net cash used in operating activities was $15.9 million, compared to $9.2 million for the same period in 2004. We expect that our cash used by operations will increase significantly in each of the next several years, and we may need additional funds to complete the development and commercialization of both our short-term and long-term continuous glucose monitoring systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

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

Our continuous glucose monitoring systems rely on radio transmissions from the sensor to a handheld receiver. Our continuous glucose monitoring systems operate in the band of frequencies allocated to the Medical Implant Communications Service, or MICS, which is an ultra-low power, unlicensed, mobile radio service for transmitting data in support of diagnostic or therapeutic functions associated with implanted medical devices. However, our continuous glucose monitoring system does not fully comply with the requirements imposed by the FCC on MICS devices. We applied for permanent exemption from certain MICS requirements in May 2005.  In July 2005 during a public comment period, Medtronic filed a comment in opposition to our waiver request.  Biotronic, the Juvenile Diabetes Research Foundation, or JDRF, and others have written the FCC in support of our waiver.  We may not obtain such an exemption in time for our potential product release, if at all. If we cannot obtain an exemption, we may be required to re-engineer our sensors to transmit over a different frequency that is not restricted. Any change to our transmission frequency may require changes to our regulatory approvals. We have not tested, in a clinical setting, any of our current generation systems on a frequency other than that allocated to the MICS. While other frequencies are available, traffic on those frequencies may be significant given the lack of restrictions, and we cannot predict the effect such traffic would have on the operation of our sensors.

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

We are highly dependent on our senior management, especially Andrew P. Rasdal, our President and Chief Executive Officer, and each of Andrew K. Balo, our Vice President of Clinical and Regulatory Affairs and Quality Systems, Mark Brister, our Vice President, Advanced Development Teams, James H. Brauker, our Vice President of Research and Development, and

Steven J. Kemper, our Chief Financial Officer. Our success will depend on our ability to retain our current management and to attract and retain qualified personnel in the future, including sales persons, scientists, clinicians, engineers and other highly skilled personnel. Competition for senior management personnel, as well as sales persons, scientists, clinicians and engineers, is intense and we may not be able to retain our personnel. The loss of the services of members of our senior management, scientists, clinicians or engineers could prevent the implementation and completion of our objectives, including the development and introduction of our products. The loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. Each of our officers may terminate their employment at any time without notice and without cause or good reason.

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the Securities and Exchange Commission, or SEC, will result in increased costs to us as we evaluate the implications of any new rules and regulations and respond to new requirements under such rules and regulations. We will be required to comply with these rules and regulations.  For example, we are evaluating our internal controls systems in order to allow us to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. As a development stage company with limited capital and human resources, we will need to divert management’s time and attention away from our business in order to ensure compliance with these regulatory requirements. This diversion of management’s time and attention may have a material adverse effect on our business, financial condition and results of operations.

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

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2005, Abbott Diabetes Care, Inc. filed an action alleging patent infringement of four patents relating to blood glucose monitoring against DexCom in the United States District Court for the District of Delaware.   DexCom has filed a motion to dismiss the action and is awaiting decision.  DexCom believes the complaint is without merit and intends to vigorously contest the action.  Although it is DexCom’s position that Abbott’s assertions of infringement have no merit, neither the outcome of the litigation nor the amount and range of potential fees can be assessed.  No assurances can be given that the Company will prevail in the lawsuit or that the Company can successfully defend itself against the claim and the Company may not prevail in the action, which could have a material adverse effect on the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Incorporated by Reference
Date of
Exhibit			File	First	Exhibit	Provided
Number	Exhibit Description	Form	No.	Filing	Number	Herewith
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

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

DEXCOM, INC.
(Registrant)

Dated: November 1, 2005	By:	/s/ Andrew P. Rasdal
Andrew P. Rasdal,
President and Chief Executive Officer

Dated: November 1, 2005	By:	/s/ Steven J. Kemper
Steven J. Kemper,
Chief Financial Officer