Form 10-K
period 2005-12-31
DEXCOM INC
filed 2006-02-27
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - K

☒                                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐                                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number:  000-51222

DEXCOM, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	33-0857544
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
5555 Oberlin Drive
San Diego, California	92121
(Address of Principal Executive offices)	(Zip Code)

(858) 200-0200

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, $0.001 Par Value Per Share

Preferred Stock Purchase Rights
Title of Class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.

Yes ☐	No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐	No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $136.0 million based on the closing sales price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 30, 2006
Common stock, $0.001 par value per share	25,521,860 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this reports, as specified in the responses to the item numbers involved.

Designated portions of the Proxy Statement relating to the 2006 Annual Meeting of the Stockholders (the “Proxy Statement”):  Part III (Items 10, 11, 12, 13 and 14). Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed by be filed as part hereof.

DexCom, Inc.
Table of Contents

i

PART I

Except for historical financial information contained herein, the matters discussed in this Form 10-K may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding our intent, belief, or current expectations and those of our management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties and other factors, some of which are beyond our control; actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to:  (i) that the information is of a preliminary nature and may be subject to further adjustment; (ii) those risks and uncertainties identified under “Risk Factors;” and (iii) the other risks detailed from time-to-time in our reports and registration statements filed with the Securities and Exchange Commission, or SEC. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

Overview

We are a medical device company focused on the design and development of continuous glucose monitoring systems for people with diabetes. We have developed proprietary technology and expertise that are enabling us to develop two continuous glucose monitoring systems: a short-term system with a sensor that can be inserted by a patient and used continuously for three days, and a long-term system with a sensor that can be implanted by a physician in a short outpatient procedure requiring only local anesthesia. When fully developed, our long-term sensor is expected to be used continuously for up to one year. Both sensors wirelessly transmit the patient’s blood glucose, or blood sugar, levels to a small cell phone-sized receiver, which allows the patient to view real-time and trended blood glucose information with the touch of a button and alerts the patient when glucose levels are inappropriately high or low. We are also designing and developing our glucose monitoring systems to offer convenience and comfort to diabetes patients, and to have an intuitive user interface. Currently, none of our products are approved for sale in the United States or elsewhere.

Worldwide, approximately 171 million people suffer from diabetes. In 2005, there were an estimated 20.8 million people in the United States with diabetes of which 14.6 million have been diagnosed. Approximately 4.1 million of these patients were insulin-dependent. The number of diagnosed diabetes patients is expected to rise by more than 1.5 million people each year as a result of an aging population, inappropriate diets and increasingly sedentary lifestyles. Diabetes is the fifth leading cause of death by disease in the United States, and complications related to diabetes include heart disease, limb amputations, loss of kidney function and blindness. According to the American Diabetes Association, or ADA, the direct medical costs and indirect expenditures attributable to diabetes in the United States were an estimated $132 billion in 2002 and could reach $156 billion by 2010. Of the $132 billion in overall expenses, the ADA estimates that approximately $92 billion were direct medical costs. According to industry sources, the worldwide market for personal glucose monitoring systems and related disposables, which include test strips and lancets, was approximately $5.6 billion in 2004, and is expected to grow to $8.9 billion in 2008. While we believe our systems, if approved, will be adopted broadly in this market as a way to manage glucose levels more effectively, we do not expect that our systems will appeal to all types of diabetes patients, or that the worldwide market for personal glucose monitoring systems and related disposables is a direct indication of our market opportunity. In a study of Type 2 diabetes patients, fewer than 15% of all study patients and 39% of all insulin dependent study patients who were insulin dependent tested their glucose levels one or more times per day. If patients do not perceive our systems to be more convenient and effective for managing their blood glucose levels than other devices on the market, our market may be limited.

Several clinical studies suggest that more intensive management reduces the complications associated with diabetes. The overall objective of diabetes management is to normalize blood sugar levels. In our pivotal clinical study for our Short-Term Continuous Glucose  Monitoring System (STStm), patients demonstrated statistically significant improvement in blood sugar levels. In just nine days, patients who had access to the DexCom STS data spent less time hyperglycemic (high), less time hypoglycemic (low) and more time in the target range when compared to patients using only finger stick devices. The full results from the study were published in a peer reviewed article in the January 2006 edition of Diabetes Care, a publication of the American Diabetes Association.

We filed an application for premarket approval, or PMA, with the Food and Drug Administration, or FDA, for our STS in March 2005. In May 2005 we received notification from the FDA that our PMA was accepted as filed and granted expedited review status. In July 2005, we completed our 100-day PMA meeting with the FDA. In August 2005 we successfully completed the Quality System Regulations (QSR) audit of our facility and the Biometric Monitoring (BIMO) audit of our clinical data by the FDA. In August 2005 we received a written request from the FDA for additional information, and in September 2005 we responded to that request. We are currently awaiting a decision on approval from the FDA for our STS PMA.

Since we filed our PMA, we have continued to enroll patients in clinical trials with our continuous glucose monitoring products. To date, we have 10,000 patient days of real-time usage by more than 500 patients with our products in clinical studies.

Submitting a PMA does not ensure approval. After we submit a PMA application, it could take three years, or longer, to obtain any approval from the FDA, if approval is received, and to begin to market our products commercially. Our clinical trials may be delayed due to scheduling issues with patients and investigators, institutional review boards, sensor performance and manufacturing supply constraints, among other factors. Support of these clinical trials requires significant resources in research and development, manufacturing, quality assurance, and clinical and regulatory personnel.

Market Opportunity

Diabetes

Diabetes is a chronic, life-threatening disease for which there is no known cure. The disease is caused by the body’s inability to produce or effectively utilize the hormone insulin. This inability prevents the body from adequately regulating blood glucose levels. Worldwide, approximately 171 million people suffer from the disease. In 2005, there were an estimated 14.6 million diagnosed diabetes patients in the United States. This number is expected to rise by more than 1.5 million people each year as a result of an aging population, inappropriate diets and increasingly sedentary lifestyles. According to a report published in Diabetes Care in 2003, diabetes is the fifth leading cause of death by disease in the United States. Complications related to diabetes include heart disease, limb amputations, loss of kidney function and blindness.

Glucose, the primary source of energy for cells, must be maintained at certain concentrations in the blood in order to permit optimal cell function and health. Normally, the pancreas provides control of blood glucose levels by secreting the hormone insulin to lower blood glucose levels when concentrations are too high. In people with diabetes, the body does not produce sufficient levels of insulin, or fails to utilize insulin effectively, causing blood glucose to rise above normal. This condition is called hyperglycemia and often results in chronic long-term complications such as heart disease, limb amputations, loss of kidney function and blindness. When blood glucose levels are high, patients often administer insulin in an effort to drive blood glucose levels down. Unfortunately, insulin administration can drive blood glucose levels below the normal range, resulting in hypoglycemia. In cases of severe hypoglycemia, diabetes patients risk acute complications, such as loss of consciousness or death. Due to the drastic nature of acute complications associated with hypoglycemia, many patients are afraid of driving down blood glucose levels. Consequently, patients often remain in a hyperglycemic state, exposing themselves to long-term chronic complications.

Diabetes is typically classified into two major groups: Type 1 and Type 2. According to the ADA, in 2002 there were approximately 1.3 million diagnosed Type 1 diabetes patients in the United States. Type 1 diabetes usually develops in early childhood and is characterized by an absence of insulin resulting from destruction of the insulin producing cells of the pancreas. Individuals with Type 1 diabetes must rely on frequent insulin injections in order to regulate and maintain blood glucose levels. Also, in 2005, there were approximately 13.0 million people in the United States who had been diagnosed with Type 2 diabetes, which results when the body is unable to produce sufficient levels of insulin or becomes insulin resistant. Depending on the severity of Type 2 diabetes, individuals may require dieting, exercise, oral medications or insulin injections to regulate blood glucose levels. As of 2002, approximately 2.8 million Type 2 patients were estimated to be using insulin injections. In addition to Type 1 and Type 2 diabetes patients, pregnant women who have never had diabetes before may develop high blood glucose levels during pregnancy. This condition is known as gestational diabetes and is caused in some pregnant women by hormonal changes that block the action of insulin in the mother’s body. Uncontrolled glucose levels can adversely affect the fetus, leading to neonatal complications. According to the ADA, approximately 135,000 cases of gestational diabetes occur in the United States each year. Gestational diabetes usually resolves after pregnancy, but, according to the ADA, there is a 67% probability that it will return in future pregnancies. Treatment for gestational diabetes includes special meal plans and scheduled physical activity, and may also include daily blood glucose testing and insulin injections.

The ADA estimates that the direct medical costs and indirect expenditures attributable to diabetes in the United States were $132 billion in 2002, and could reach $156 billion by 2010. Of the $132 billion in overall expenses, the ADA estimates that approximately $92 billion were direct medical care. A portion of that amount is attributable to the costs associated with monitoring blood glucose levels. According to industry sources, the worldwide market for personal glucose monitoring systems and related disposables, which includes test strips and lancets, was approximately $5.6 billion in 2004, and is expected to grow to $8.9 billion in 2008. While we believe our systems will be adopted broadly in this market, if approved, as a way to manage glucose levels more effectively, we do not expect that our systems will appeal to all types of diabetes patients, or that the worldwide market for personal glucose monitoring systems and related disposables is a direct indication of our market opportunity. In a study of Type 2 diabetes patients, fewer than 15% of all study patients and 39% of all insulin dependent study patients who were insulin dependent tested their glucose levels one or more times per day. If patients do not perceive our systems to be more convenient and effective for managing their blood glucose levels than other devices on the market, our market may be limited.

Importance of Glucose Monitoring

Blood glucose levels can be affected by the carbohydrate and fat content of meals, exercise, stress, illness or impending illness, hormonal releases, variability in insulin absorption and changes in the effects of insulin in the body. Given the many factors that affect blood glucose levels, maintaining glucose within a normal range is difficult, resulting in frequent excursions above or below normal blood glucose levels that can be unpredictable. Patients manage their blood glucose levels by administering insulin or ingesting carbohydrates throughout the day in order to maintain blood glucose within normal ranges. Patients frequently overcorrect and fluctuate between hyperglycemic and hypoglycemic states, often multiple times during the same day. As a result, many patients with diabetes are routinely outside the normal blood glucose range. Patients are often unaware that their glucose levels are either too high or too low, and their inability to completely control glucose levels and the associated serious complications can be frustrating and, at times, overwhelming.

In an attempt to maintain blood glucose levels within the normal range, patients with diabetes must first measure their glucose levels. Often after measuring their blood glucose levels, patients make therapeutic adjustments. As adjustments are made, additional blood glucose measurements may be necessary to gauge the individual’s response to the adjustments. More frequent testing of blood glucose levels provides patients with information that can be used to better understand and manage their diabetes. The ADA recommends that patients test their blood glucose levels at least three or four times per day.

According to the ADA, an important component of effective diabetes management is frequent monitoring of blood glucose levels. The landmark 1993 Diabetes Control and Complications Trial, or DCCT, consisting of patients with Type 1 diabetes, and the 1998 UK Prospective Diabetes Study, consisting of patients with Type 2 diabetes, demonstrated that patients who intensely managed blood glucose levels significantly reduced the incidence and severity of diabetes-related complications. In the DCCT, a major component of intensive management was monitoring blood glucose levels at least four times per day using conventional single-point blood glucose meters. The DCCT demonstrated that intensive management reduced the risk of complications by 76% for eye disease, 60% for nerve disease and 50% for kidney disease. However, the DCCT also found that intensive management led to a three-fold increase in the frequency of hypoglycemic events. Despite evidence that intensive glucose management reduces the long-term complications associated with diabetes, industry sources estimate that people with diabetes test, on average, less than twice per day. In the December 2005 edition of the New England Journal of Medicine, the authors of a peer-reviewed study concluded that intensive diabetes therapy has long-term beneficial effects on the risk of cardiovascular disease in patients with Type 1 diabetes. The study showed that intensive treatment reduced the risk of cardiovascular disease by 42% and the risk of non-fatal myocardial infarction, stroke or death from cardiovascular disease by 57%.

Limitations of Existing Glucose Monitoring Products

Single-point finger stick devices are the most prevalent devices for glucose monitoring. These devices require taking a blood sample with a finger stick, placing a drop of blood on a test strip and inserting the strip into a glucose meter that yields a single-point in time blood glucose measurement. We believe that these devices suffer from several limitations, including:

•       Inconvenience. The process of measuring blood glucose levels with single-point finger stick devices can cause significant disruption in the daily activities of people with diabetes and their families. Patients using single-point finger stick devices must stop whatever they are doing several times a day, self-inflict a painful prick and draw blood to measure blood glucose levels. To do so, patients must always carry a fully-supplied kit that includes a spring-loaded needle, or lancet, disposable test strips, cleansing wipes and the meter, and then safely dispose of the used supplies. This process is inconvenient and may cause embarrassment in social situations.

•       Limited Information. Even if patients test several times each day, each measurement represents a single blood glucose value at a single point in time. Given the many factors that can affect blood glucose levels, excursions above and below the normal range often occur between these discrete measurement points in time. Because patients only have single-point data, they do not gain sufficient information to indicate the direction of change in their blood glucose levels. Without the ability to determine whether their blood glucose level is rising, falling or holding constant, the patient’s ability to effectively manage and maintain blood glucose levels within normal ranges is severely limited. In addition, patients cannot test themselves during sleep, when the risk of hypoglycemia is significantly increased.

The following graph shows the limited information provided by four single-point measurements during a single day using a traditional single-point finger stick device, compared to the data provided by our continuous sensor. The data presented in the graph is from a clinical trial we completed in 2003 with our long-term continuous glucose monitoring system, where the patient was blinded to the continuous glucose data. The continuous data indicates that, even with four finger sticks in one day, the patient’s blood glucose levels were above the target range of 80-140 mg/dl, or milligrams per deciliter, for a period of 13.5 hours.

Single Day Continuous Data

•       Difficulty of Use. To obtain a sample with single-point finger stick devices, patients generally prick one of their fingertips or, occasionally, a forearm with a lancet. Patients then squeeze the area to produce the blood sample and another prick may be required if a sufficient volume of blood is not obtained the first time. The blood sample is then placed on a disposable test strip that is inserted into a blood glucose meter. This task can be difficult for patients with decreased tactile sensation and visual acuity, which are common complications of diabetes.

•       Pain. Although the fingertips are rich in blood flow and provide a good site to obtain a blood sample, they are also densely populated with highly sensitive nerve endings. This makes the lancing and subsequent manipulation of the finger to draw blood painful. The pain and discomfort are compounded by the fact that fingers offer limited surface area, so tests are often performed on areas that are sore from prior tests. Patients also suffer pain when the finger prick site is disturbed during regular activities.

Several companies have attempted to address the limitations of single-point finger stick devices by developing continuous glucose monitoring systems. To date, three continuous glucose monitors have received FDA approval. We believe that one of the products is no longer actively marketed. Another continuous glucose monitor is approved for physician interpretation only, not allowing patients to see their blood glucose trends real-time. Finally, a third continuous monitoring device is approved to provide a real-time glucose value and alert the patient at inappropriately high or low glucose levels. We believe that none of the products that have received FDA approval are approved for more than three days of use or for use as a replacement for single-point finger stick devices.

We believe a significant market opportunity exists for a glucose monitoring system that provides continuous blood glucose information and that is convenient and easy-to-use.

The DexCom Solution

We are developing blood glucose monitoring systems that continuously measure a patient’s blood glucose level and transmit that information to a small cell phone-sized receiver. Relying on our broad-based technology platform, we are developing, and testing in clinical trials, short-term and long-term continuous blood glucose monitoring systems that are designed to offer the following advantages to diabetes patients:

•       Convenience. We believe that convenience is the paramount factor in achieving widespread adoption of a continuous blood glucose monitoring system. Our sensors continuously measure and record the patient’s blood glucose level and wirelessly transmit a blood glucose value at various intervals to a small cell phone-sized receiver throughout the day and night. The patient can check his or her blood glucose level and trend information at any time with the touch of a button. Our short-term sensor is designed to measure patients’ blood glucose levels continuously for three days, and when fully developed our long-term sensor is expected to be used continuously for up to one year.

•       Access to Real-Time Values and Trend Information. By pushing a button, patients can view their current glucose value, along with a graphical display of one-, three- or nine-hour trend information. Without continuous monitoring, the patient is often unaware if his or her blood glucose is rising, declining or remaining constant. Access to continuous real-time glucose measurements provides patients with information that may be used to attain better glucose control. Additionally, our continuous glucose monitoring systems are designed to alert patients when their blood glucose approaches inappropriately high or low levels so that they may intervene.

•       Intuitive Patient Interface. We have extensive experience in the clinical trial setting with real-time usage of our continuous glucose monitoring technology. With knowledge gained from more than 10,000 patient days of real-time usage in clinical studies, we have developed a patient interface that we believe is intuitive and easy-to-use. Our receiver’s ergonomic design includes user-friendly buttons, an easy-to-read display, simple navigation tools, audible alerts and graphical display of trend information.

•       Comfort. Our sensors are designed to provide patients with the benefits of continuous monitoring, without having to perform finger stick tests for each measurement. Additionally, the short-term sensor electrode that is inserted under the skin is a very thin wire, minimizing potential discomfort associated with inserting or wearing the sensor. The external portion of the short-term sensor, including the transmitter, is small and has a low profile designed to be easily worn under clothing. Finally, the receiver for both systems is the size of a small cell phone and can be carried discreetly in a pocket or purse.

In our pivotal clinical studies supporting our PMA application for our STS, patients demonstrated statistically significant improvements in blood sugar levels. When compared to patients relying solely on single point finger stick measurements, patients with access to continuous data from the STS reduced time spent hyperglycemic (high) by 23%, reduced time spent hypoglycemic (low) by 21% and increased time spent in the target range by 26% in just nine consecutive days of use. The full results from the study were published by the clinical investigators in the January 2006 edition of Diabetes Care, a publication of the American Diabetes Association. The peer-reviewed article was entitled “Improvement in Glycemic Excursions With a Transcutaneous, Real-Time Continuous Glucose Sensor.”

While we believe our glucose monitoring systems offer these advantages, patients may not perceive the benefits of continuous glucose monitoring and may be unwilling to change their current treatment regimens. Our products, and in particular our long-term continuous glucose monitoring system, can be more invasive than current self-monitored glucose testing systems, including single-point finger stick devices. Our short-term continuous glucose monitoring system requires a patient to insert a sensor electrode under their skin at least every three days. Patients could find this process to be uncomfortable or inconvenient. Patients may be unwilling to insert or implant a sensor in their body, especially if their current diabetes management involves no more than two finger sticks per day. Additionally, our systems may not be approved as replacement devices for single-point finger stick devices and may be more costly to use.

Our Strategy

Our objective is to become the leading provider of continuous glucose monitoring systems and related products to enable people with diabetes to more conveniently and effectively manage their disease. To achieve this objective, we are pursuing the following business strategies:

•       Establish our technology platform as the leading approach to continuous glucose monitoring. We have developed proprietary core technology and expertise that provide a broad platform for the development of innovative products for continuous glucose monitoring. We plan to continue to invest in the development of our technology platform and to obtain FDA approval for our short-term and long-term continuous glucose monitoring systems.

•       Leverage our product development expertise to rapidly bring products to market. We have demonstrated our ability to leverage our platform and apply our technical expertise to rapidly develop products. In less than one year, we brought our STS from concept to a PMA application. While our first PMA was pending, we developed a second generation STS system intended to extend the useful life of the STS from three to seven days. In July 2005, we completed an 86-patient, 21-day trial demonstrating the usage of the STS could function reliably over a seven-day period. We plan to continue to provide performance improvements and introduce new products to establish and maintain a leadership position in the market. In the future, we may develop our technology to support applications beyond glucose sensing.

•       Pursue the highest safety and quality levels for our products. We have established an organization that is highly focused on product quality and patient safety. We have developed in-house engineering, quality assurance, clinical and regulatory expertise, and data analysis capabilities. In August 2005 we successfully completed the QSR audit of our facility. Additionally, we seek to continue to establish credible and open relationships with regulatory bodies, physician opinion leaders and scientific experts. These capabilities and relationships will assist us in designing products that we believe will meet or exceed expectations for reliable, safe performance.

•       Commercialize our products through a direct sales and marketing effort. We plan to build a direct sales force to call directly on endocrinologists, patients, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. To complement our sales efforts, we intend to employ clinical managers who will educate and provide clinical support to patients. We plan to launch our products initially in the United States and then to expand distribution into selected European and Asian markets. In November 2005 we hired our Vice President of Sales and have subsequently begun hiring additional sales professionals.

•       Provide a high level of customer support, service and education. We plan to support our sales and marketing efforts with a customer service program that includes customer training and support. We intend to provide direct technical support by telephone and internet access 24 hours a day to patients, physicians and diabetes educators to promote safe and successful use of our products. We also plan to have in-house reimbursement specialists to assist physicians and patients in obtaining proper reimbursement from third-party healthcare payors.

Our Technology Platform

The development of a continuous glucose monitor requires successful coordination and execution of a wide variety of technology disciplines, including biomaterials, membrane systems, electrochemistry, low power microelectronics, telemetry, software, algorithms, implant tools and sealed protective housings. We have developed in-house expertise in these disciplines. We believe we have a broad technology platform that will support the development of multiple products for glucose monitoring.

Sensor Technology

The key enabling technologies for our sensors are biomaterials, membrane systems, electrochemistry and low power microelectronics. We have applied our biomaterials expertise by developing a polymeric biointerface membrane system that modifies the human body’s foreign body response, which is inherently hostile to implanted objects. When an implant is placed into the body, it triggers the body to respond by encapsulating and isolating the implanted object with scar tissue, known as the foreign body response. Typically, this complete response takes between three and four weeks, although sensor function may be severely hampered much sooner. Historically, the challenge with implantable sensors has been their inability to operate due to the foreign body response because glucose is blocked from reaching the sensor. Our proprietary polymer membrane technology is designed to modify the human body’s response, providing for the continual transport of glucose and oxygen to the sensor. This technology is currently used in our long-term sensor. While our membrane technology has significantly improved functionality in our implanted long-term sensors, the technology is still under development and we have encountered some premature sensor failures in our clinical trials due to the foreign body response.

Complementing the biointerface membrane, our sensing membrane technology consists of multiple polymer layers configured to selectively allow the appropriate mix of glucose and oxygen to travel through the membrane. Within the sensing membrane, the glucose and oxygen react with a specific enzyme to create an extremely low level electrical signal, measured in pico-amperes. This electrical signal is then translated into glucose measurements. We believe that the capability to measure very low levels of current and to accurately translate those measurements into glucose values is also a unique and distinguishing feature of our technology. These technologies are used in both our long-term and short-term sensors. We have also developed technology to allow sensitive electronics to be packaged in a fully-contained, sealed unit that can be quickly and safely implanted by a physician with our long-term sensor, or inserted by a patient with our short-term sensor. Our sensors are designed to function without damage from fluids or other substances in the body and to be quickly and safely removed.

Receiver Technology

Both our short-term and long-term glucose monitoring systems use radiofrequency telemetry to wirelessly transmit information from the sensor to our platform receiver. We have developed the technology for reliable transmission and reception and have consistently demonstrated a high degree of capture of transmissions from sensor to receiver in our clinical trials. Our receiver then processes and displays real-time and trended glucose values, and provides alerts. We have used our extensive database of continuous glucose data from our clinical trials to create software and algorithms for the display of data to patients.

Other Technology Applications

We have gained our technology expertise by learning to design implants that can withstand the rigors of functioning within the human body for extended periods of time. In addition to the foreign body response, we have overcome other problems related to operating within the human body, such as device sealing, miniaturization, durability, sensor geometry and surgical techniques. We believe the expertise gained in overcoming these problems will support the development of additional products beyond glucose sensing.

Our Products Under Development

We are developing short-term and long-term continuous blood glucose monitoring systems. These systems include either a small insertable sensor or an implantable sensor that continuously measures glucose levels in subcutaneous tissue, and a handheld receiver to which the sensor wirelessly transmits glucose levels at specified intervals. Our short-term and long-term systems are based on many of the same underlying core technologies and are being designed to offer several performance and ease-of-use advantages to provide continuous blood glucose monitoring to patients. Our research and development expenses were $25.5 million in 2005, $12.2 million in 2004, and $8.9 million in 2003, excluding stock-based compensation expenses.

Short-Term Continuous Glucose Monitoring Sensor

Our short-term insertable sensor includes a tiny wire-like electrode coated with our sensing membrane system. This sensor comes packaged with an integrated insertion device and is contained in a small plastic housing platform, or pod. The base of the pod has adhesive that attaches it to the skin. The electrode is intended to be easily and reliably inserted by the patient by exposing the adhesive, placing the pod against the surface of the skin of the abdomen and pushing down on the insertion device. The insertion device extends a narrow gauge needle containing the electrode into the subcutaneous tissue and retracts the needle, leaving behind the electrode in the tissue and the pod adhered to the skin. The patient then disposes of the insertion device. After a stabilization period of a few hours, the patient is required to calibrate the receiver with data from a single-point finger stick device and the sensor begins wirelessly transmitting the continuous glucose data to the handheld receiver. We anticipate that patients will be required to calibrate the short-term sensor with finger sticks throughout the three-day usage period to ensure reliable operation. At this time, we do not believe our first generation short-term sensor will eliminate the need for finger sticks, although in the future we intend to seek a claim from the FDA that allows our short-term system to replace the use of finger stick devices.

Our short-term sensor is expected to function for three days before being replaced. After three days, the patient simply removes the pod and attached electrode from the skin and discards them. A new sensor and pod can then be inserted and used with the same receiver.

We have developed and completed a trial showing a second generation STS can function reliably for seven days. We intend to file a PMA supplement seeking regulatory approval for this second generation STS, if, and after, we receive approval of our first STS PMA. We filed a PMA with the FDA for our STS in March 2005. In May 2005 we received notification from the FDA that our PMA was accepted as filed and granted expedited review status. In July 2005, we completed our 100-day PMA meeting with the FDA. In August 2005 we successfully completed the QSR audit of our facility and the BIMO audit of our clinical data by the FDA. In August 2005 we received a written request from the FDA for additional information, and in September 2005 we responded to that request. We are currently awaiting a decision on approval from the FDA for our STS PMA.

Long-Term Continuous Glucose Monitoring Sensor

Our long-term implantable sensor consists of a multi-layer membrane system, circuit board, microprocessor, radio transmitter and a battery sealed in a self-contained unit. Our long-term sensor is currently implanted under the skin in the lower abdomen by a surgeon using local anesthesia. In the future we expect that the implant will be performed by trained endocrinologists. Once the sensor is implanted, it requires a stabilization period of a few weeks before becoming operational. After the stabilization period, the patient is required to calibrate the receiver with data from a single-point finger stick device. We anticipate that patients will be required to calibrate the long-term sensor with finger sticks throughout the usage period. At this time, we do not believe our long-term sensor will eliminate the need for finger sticks, although in the future we could seek a claim from the FDA that allows our long-term system to replace the use of finger stick devices.

We are designing our long-term sensor to function for up to one year. We have demonstrated nearly seven months of functional life in a clinical trial with our first generation long-term sensor and six months of functional life in a clinical trial with our second generation long-term sensor. At the end of its life, the sensor can be removed by a physician in a short procedure, and another sensor inserted.

We have investigational device exemption (IDE) approval from the FDA to conduct an 80 patient trial with the G2 sensor. To date, we have enrolled 45 patients. Prior to our QSR inspection for our STS, we moved our long-term sensor development and manufacturing to a new facility which has delayed our ability to manufacture product suitable for human implants. During this delay, we made new innovations related to our biomaterials that may improve performance. We are currently evaluating the performance of these new materials on our G3 platform in animals. We plan to fully evaluate the impact of those improvements, potentially conducting human feasibility trials outside the United States before enrolling any additional patients in our U.S. IDE.

Handheld Receiver

We have designed our receiver to be used with both our short-term and long-term sensors. Our small cell phone-sized receiver is carried by the patient and wirelessly receives continuous glucose values data from either sensor. Proprietary algorithms and software, developed from our extensive database of continuous glucose data from clinical trials, are programmed into the receiver to process the glucose data from the sensor and display it on a user-friendly graphical user interface. With a push of a button, the patient can access their current glucose value and one-, three- and nine-hour trended data. Additionally, when glucose values are inappropriately high or low, the receiver provides an audible alert or vibrates. The receiver is a self-contained, durable unit with a rechargeable battery.

Clinical Development Program

Evaluating Continuous Glucose Monitoring Systems

Continuous glucose monitoring is an emerging technology. There are no clearly established guidelines or universally accepted measures for evaluating the performance of continuous glucose monitoring products, especially with respect to accuracy. As a result, analyses of continuous glucose monitoring products have generally utilized traditional single-point accuracy measures that were derived from the field of analytical chemistry to evaluate conventional single-point finger stick devices. However, we do not know whether the FDA, other regulatory bodies or physicians will consider these single-point measures to be the appropriate means to demonstrate the safety and efficacy of continuous glucose monitoring systems for real-time monitoring of glucose values and trends by patients or as a replacement for conventional blood glucose meters, nor do we know what threshold levels of these measures the FDA or others will determine to constitute acceptable performance. The FDA or others analyzing our clinical results may determine that different measures from those we have used are better indicators of accuracy, clinical utility and safety. In reporting data from our clinical trials, we report those measurements that we believe most appropriately characterize the performance of our continuous blood glucose systems in three primary areas: accuracy, clinical utility and safety.

Accuracy Measures.   Typically, to measure accuracy in our clinical trials, we compare the output from our continuous glucose monitoring systems at a specific point in time to a reference measurement at the same point in time. These two measurements are called paired points. The reference value is usually measured by a laboratory instrument, such as a Yellow Springs Instrument, or a conventional blood glucose meter using samples from finger sticks. These paired points are then compared to each other using statistical analyses intended to measure accuracy.

The primary statistical analyses we use include the following:

•       Bias. Bias is the result of a mathematical calculation using a modified linear regression analysis that is designed to evaluate whether a device’s measurement is systematically too high or too low, when compared to a reference measurement, usually determined by a single-point finger stick device. A device with a lower bias is generally considered to be more accurate.

•       Clarke Error Grid. A Clarke Error Grid is a plot of all paired points categorized into five areas denoted A, B, C, D and E, with A and B being the most clinically desirable and D and E being the least clinically desirable. Devices with higher combined A and B percentages—closer to 100%—and lower combined D and E percentages—closer to 0%—are considered to have better performance.

•       Mean Absolute Relative Difference, or MARD. MARD is the result of a mathematical calculation that measures the average disparity between the sensor and the reference measurement. The lower the MARD, the more accurate the device is considered.

•       R-Value. An R-value is the result of a mathematical calculation using linear regression techniques to measure the relationship between the paired points. The maximum R-value is 1.0. A higher R-value means a more linear relationship with the reference measurement and is assumed to be more accurate.

Clinical Utility Measures.   We have designed some of our clinical trials to measure whether the use of real-time continuous glucose data reduces the time a patient spends in abnormally high and low glucose ranges, and increases the time spent in the target range. In our studies, we measure a patient’s blood glucose level continuously for a defined period of time, using our continuous glucose monitoring systems, but do not permit the patient to view the data. These measurements are used to establish a baseline. Subsequently, we measure the same patient’s blood glucose level continuously for a similar or longer period of time, but the patient is allowed to view and utilize the data. These unblinded glucose levels are then compared to the baseline glucose levels to determine whether the use of the data from our continuous glucose monitoring system affected the amount of time the patient’s blood glucose level was high, low and within the target range.

Safety Measures.   The safety profile of any new product must be clearly established before it can be approved for commercial use. Data must be collected to demonstrate that patients can use the device safely, the device operates safely and any procedure associated with the device is also safe. We typically record adverse events related to the implant or insertion and removal of our sensors, related to the operation of the systems or related to the patient’s use of the data from the systems. Of most concern is the occurrence of serious or unexpected adverse events. The desired result is that adverse events are not more serious and do not occur more frequently than similar products currently commercially available and utilized by patients for the same purpose.

Clinical Trials

We began our first human clinical trial in 2001 and to date have over 10,000 patients days of unblinded clinical use of our devices. Throughout these studies and trials we have experienced successes and failures, which we have relied upon in the continual design and development of our products. As a result, we have developed a first, second and third generation of our long-term sensor, referred to as G1, G2 and G3, respectively, and a short-term sensor, or STS, all of which have been or are currently being evaluated in human clinical trials. Throughout these trials, there have been no serious or unexpected adverse events reported related to the implant or explant of the devices or the use of our systems. Given the ongoing process of design and development, we believe that our more recent clinical trials are most relevant to an understanding of our current clinical performance. The table below and the following discussion summarize our primary clinical trials that were completed in 2004 or later, and our ongoing clinical trials:

Product	Clinical Trial	Year Completed	Clinical Trial Sites	Patients
G2	IDE Study	Ongoing	8 Sites; United States	45
G3	First Human Use	2004	1 Site; Australia	5
STS	Approval Support Trial	2005	4 Sites; United States	91
STS	7-Day Approval Support Trial	2005	5 Sites; United States	86
STS	Replacement Feasibility Trial	2005	3 Sites; United States	36
STS	Repeated Use Trial	Ongoing	7 Sites; United States	130

Short Term Sensor Trials

Approval Support Trial

Ninety-one patients at four sites in the United States were enrolled in a two-arm randomized trial intended to support the filing of a PMA application. A PMA has been submitted and the data from the trial, as reported in the PMA submission, is summarized below. The trial was designed to measure the accuracy, safety and possible clinical benefit of the short-term sensor. Patients were randomized to either a blinded group, or control, which wore three successive short-term sensors for 72 hours each, for a total of nine days, but was blinded to the data, or an unblinded group, which wore three successive short-term sensors for 72 hours each, also for a total of nine days, but was allowed to view and utilize the real-time continuous data for the last two periods, or six days. Patients in both groups inserted the short-term sensors themselves and wore them at home and at work in their daily activities.

The primary efficacy endpoint for the trial was bias. In order to pass the primary efficacy endpoint, our short-term sensor had to demonstrate a bias of less than 15 mg/dl when compared to finger-stick values at 50 mg/dl and 80 mg/dl and less than 15% when compared to finger-stick values at 100 mg/dl, 150 mg/dl and 200 mg/dl. Bias is a measure of accuracy used to help determine if there is systematic error in the device being evaluated.

The graph below shows the bias of the sensor at each of the measurement values compared to the upper limit. Our sensor met the primary endpoint of bias. The results are shown in the graph below.

The trial’s primary safety endpoint was the incidence of adverse events. There were no serious or unanticipated adverse events related to the insertion, wearing or removal of, or use of data from, our short-term sensor.

In addition to the primary efficacy endpoint of bias, we also measured the accuracy of our short-term sensor using the traditional single-point measures of R-value, MARD and Clarke Error Grid. The data as reported in our PMA application is shown in the table below.

			Sensors	Sensors			Clarke Error Grid
Trial	Duration	Patients	Deployed	Analyzed	R-Value	MARD%	A&B%	D&E%
Approval Support	9 Days (216 Hours)	91	287	273	0.88	21.2	95.4	2.1

To measure the potential clinical benefit to patients of access to real-time continuous glucose data, we compared blood glucose data obtained from patients in the blinded group to blood glucose data obtained from patients in the unblinded group. The results of the comparison are summarized in the figure below.

Differences in Glucose Profiles—Unblinded Group Compared to Blinded Group

As an additional measure of the potential clinical benefit to patients of access to real-time continuous glucose data, we also analyzed blood glucose data obtained only from the unblinded group. The unblinded group had both a blinded and unblinded period. We compared blood glucose data for the first three-day period, during which patients were blinded to the continuous glucose data, and the last three-day period, during which patients were unblinded to the continuous glucose data. The results of the comparison are summarized in the figure below.

Improvement in Glucose Profiles—Unblinded Period Compared to Blinded Period

We have submitted a PMA application for our short-term sensor. We do not expect that this PMA, if approved, will completely eliminate the need for finger-sticks. However, in the future, we intend to develop products, conduct clinical trials and submit for regulatory approvals which move progressively toward eliminating the need or requirement for finger sticks.

Extended Life Trials

In July 2005 we completed an 86-patient, 21-day trial in the United States with our second generation STS that evaluated performance over three consecutive seven-day periods. Patients inserted the STS sensors themselves, wore them in their daily activities at home and work, and were allowed to view and utilize the real-time continuous glucose data from the STS System. The study demonstrated that the STS System functioned reliably over a seven-day period without a decline in sensor performance or any signs of infection at the insertion site. We plan to request approval for this device by filing a PMA supplement, if we receive approval of our first PMA. Data related to this trial has been submitted to the American Association of Clinical Endocrinologists (AACE) and the ADA for potential publication at their Annual Scientific Sessions in 2006.

Replacement Claim Trials

We have initiated feasibility trials to evaluate the study design and sensor performance we believe may be appropriate for obtaining a replacement claim from the FDA for our short-term sensor.

Repeated Use Trials

We are currently enrolling a repeated use trial that allows patients to use our device continuously for a three-month period. If fully enrolled, the study would allow us to enroll up to 400 patients at 20 U.S. centers. We have enrolled approximately 130 patients in 7 sites in the United States.

Long-Term Sensor Trials.   We have IDE approval from the FDA to conduct an 80 patient trial with the G2 sensor. To date, we have enrolled 45 patients. Prior to our QSR inspection for our STS, we moved our long-term sensor development and manufacturing to a new facility which has delayed our ability to manufacture product suitable for human implants. During this delay, we made new innovations related to our biomaterials that may improve performance. We are currently evaluating the performance of these new materials on our G3 platform in animals. We plan to fully evaluate the impact of those improvements, potentially conducting human feasibility trials outside the United States before enrolling any additional patients in our U.S. IDE.

Clinical Trial Process

We enter into contracts with clinical investigators, surgeons and clinical trial sites to conduct our clinical trials. These contracts include terms requiring the parties to comply with regulations and guidelines issued for the type of study being performed. Generally, we contract with clinical trial sites to screen and enroll patients, schedule visits for implants or insertions, conduct in-clinic studies, prepare patient report forms and collect and aggregate trial data. Clinical trial site fees generally include a set-up fee, a per-patient trial management fee and an overhead charge. We contract with surgeons for the implantation and explantation of our long-term implantable sensor, and we pay a set fee for these services. We contract with clinical investigators to implement our trial protocol, acquire institutional review board approval, and generally ensure that the study is conducted in a safe and ethical manner while complying with all regulations and guidelines related to the clinical trial.

Sales and Marketing

We have begun to build our sales and marketing organization. We recently hired our Vice President of Sales. We are in the process of hiring sales managers, sales representatives and clinical specialists. We have also hired a director of marketing and have built a small marketing support team. We expect to continue to grow our sales and marketing organization as the timing for any potential commercialization becomes more clear. We believe that referrals by physicians and diabetes educators, together with self-referrals by patients, will drive initial adoption of our continuous glucose monitoring systems. We plan to directly market our products in the United States primarily to endocrinologists, diabetes care educators and patients. Although the number of diabetes patients is significant, the number of physicians and educators influencing these patients is relatively small. There are an estimated 3,700 endocrinologists in the United States. As a result, we believe a direct, highly-specialized and focused sales force will be effective for us to reach our target market.

We intend to use a variety of marketing tools to drive initial adoption, ensure continued usage and establish brand loyalty for our continuous glucose monitoring systems by:

•       creating awareness of the benefits of continuous monitoring and the advantages of our technology with endocrinologists, diabetes educators and patients;

•       providing strong educational and training programs to healthcare providers and patients to ensure easy, safe and effective use of our systems; and

•       establishing a readily-accessible telephone and web-based technical and customer support infrastructure, which we expect to include clinicians, diabetes educators and reimbursement specialists, to help referring physicians, diabetes educators and patients as necessary.

Our sales force will be competing with the experienced and well-funded marketing and sales operations of our competitors. Developing a sales force is expensive and time consuming and could delay or limit the success of any product launch.

Competition

The market for blood glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions. Four companies, Roche Disetronic, a division of Roche Diagnostics; LifeScan, Inc., a division of Johnson & Johnson; the MediSense and TheraSense divisions of Abbott Laboratories; and Bayer Corporation, currently account for substantially all of the worldwide sales of self-monitored glucose testing systems. These competitors’ products use a meter and disposable test strips to test blood obtained by pricking the finger or, in some cases, the forearm. In addition, other companies are developing or marketing minimally invasive or noninvasive glucose testing devices and technologies that could compete with our devices. There are also a number of academic and other institutions involved in various phases of our industry’s technology development.

To date, the FDA has approved three continuous monitors or sensors including the CGMS System Gold and Guardian RT by Medtronic, and one by Cygnus, the GlucoWatch. The CGMS System Gold and the Medtronic Guardian RT are currently in commercial use. Cygnus ceased operations and sold its remaining assets to Animas. Animas announced its acquisition by Johnson & Johnson in December 2005. Medtronic’s Guardian RT System, which received FDA approval in July 2005, does not show trend values but displays real-time glucose measurements and has the capability to notify the patient when it detects dangerously high or low levels of blood glucose.

A number of companies are developing next-generation real-time continuous glucose monitoring or sensing devices and technologies, including several companies that are developing non-invasive continuous glucose monitoring products to measure the patient’s blood glucose level. The majority of these non-invasive technologies do not pierce the skin, but instead typically analyze signatures reflected back from energy that has been directed into the patient’s skin, tissue or bodily fluids. Progress of others developing continuous glucose monitors is difficult to assess, but we know that Abbott / TheraSense have submitted applications for real-time continuous monitors or sensors to the FDA. There can be no assurance when, if ever, any continuous monitor or sensor will be approved as a replacement for single-point finger stick devices.

Many of our competitors are either publicly traded or are divisions of publicly-traded companies, and they enjoy several competitive advantages, including:

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

As a result, we cannot assure you that we will be able to compete effectively against these companies or their products.

We believe that the principal competitive factors in our market include:

•       comfort and ease of use;

•       safe, reliable and high quality performance of products;

•       cost of products and eligibility for reimbursement;

•       customer service and support and comprehensive education for patients and diabetes care providers;

•       speed of product innovation and time to market;

•       effective sales, marketing and distribution;

•       regulatory expertise;

•       technological leadership and superiority; and

•       brand awareness and strong acceptance by healthcare professionals and patients.

Manufacturing

We manufacture our continuous glucose monitoring systems with components supplied by outside vendors and with parts manufactured by us internally. Key components that we manufacture internally include the electrodes and membranes for our short-term sensors, and our proprietary biointerface and sensing membranes for our long-term sensors. The remaining components and assemblies are purchased from outside vendors. We then assemble, test, package and ship the finished clinical trial sensors and receivers, which consist of a sensor, a radio-frequency transmitter and a receiver and, in the case of our short-term sensor, an insertion device.

We purchase certain components and materials from single sources due to quality considerations, costs or constraints resulting from regulatory requirements. Currently, those single sources are AMI Semiconductor, Inc., which produces the application specific integrated circuits used in our transmitters; Flextronics International Ltd., which assembles the printed circuit boards for our transmitters and receivers; Quallion LLC, which produces the batteries for our third generation implantable long-term sensor and our short-term sensor; The Tech Group, which produces injection molded components; and Vita Needle, which manufactures the insertion needle for our short-term continuous glucose monitoring system. Generally, agreements with these suppliers have non-cancellable portions of approximately three months. We may not be able to quickly establish additional or replacement suppliers for our single-source components, especially after our products are commercialized, in part because of the FDA approval process and because of the custom nature of the parts we designed. Any supply interruption from our vendors or failure to obtain alternate vendors for any of the components would limit our ability to manufacture our systems, and could have a material adverse effect on our business.

Our manufacturing facilities are located in and around our headquarters in San Diego, California, where we have more than 7,000 square feet of laboratory space and approximately 3,000 square feet of class 100K clean rooms. This facility was approved for medical device manufacturing in August 2005 by the Food and Drug Administration. We also leased additional laboratory and manufacturing space near our headquarters.

We believe that our current facility will be adequate to manufacture our products upon commercial launch . We currently have limited resources, facilities and experience to commercially manufacture our products. In order to produce our continuous glucose monitoring systems in the quantities we anticipate to meet market demand, we will need to increase our manufacturing capacity by a significant factor over the current level. We have identified several options for additional manufacturing facilities and due to lead times will likely need to embark on capacity expansion several months before such capacity is forecast to be required. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, material procurement, problems with production yields, and quality control and assurance. Additionally, the production of our continuous glucose monitoring systems must occur in a highly controlled and clean environment to minimize particles and other yield- and quality-limiting contaminants. Developing commercial-scale manufacturing facilities will require the investment of substantial additional funds and the hiring and retaining of additional management and technical personnel who have the necessary manufacturing experience. Even if our products receive regulatory approval, if we are unable to manufacture a sufficient supply of product, maintain control over expenses or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand and our business will suffer.

In order to develop facilities adequate to sustain manufacturing beyond the initial launch, we plan to lease additional facilities in the future. Our existing facility lease includes a right of first offer with respect to an adjacent facility that would become available if the current tenant exits the facility at the end of its lease in early 2007. In addition, our facility is located in a large industrial district, and we believe there are several other existing sites that could be leased for expansion.

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patent, copyright and other intellectual property laws, trade secrets, nondisclosure agreements and other measures to protect our proprietary rights. As of February 2006, we had obtained eight issued U.S. patents, and had 70 additional U.S. patent applications pending. We believe it will take up to five years, and possibly longer, for these pending U.S. patent applications to result in issued patents. Our issued patents expire between 2006 and 2023. We have 20 pending international applications filed under the Patent Cooperation Treaty, 10 European patent applications pending, 10 Japanese patent applications pending and 6 trademark applications pending.

We also rely on licenses to use various patented technologies that are material to our business. In addition to our own patents, we have entered into an exclusive license agreement in the field of implantable devices for diabetes for nine U.S. patents that cover portions of the biointerface technologies used in our sensors. We do not own the patents that underlie these licenses. Our rights to use these technologies and employ the inventions claimed in the licensed patents are subject to our abiding by the terms of those licenses. In addition, we do not control the prosecution of the patents subject to this license or the strategy for determining when such patents should be enforced. As a result, we are largely dependent upon our licensor to determine the appropriate strategy for prosecuting and enforcing those patents.

Together, our patents, patent applications and exclusive licenses of patents protect aspects of our core membrane and sensor technologies, and our patent applications cover product concepts for continuous glucose monitoring. We believe that our patent and license position will provide us with sufficient rights to develop, sell and protect our proposed commercial products. However, our patent applications may not result in issued patents, and we cannot assure you that any patents that have issued or might issue will protect our intellectual property rights. Furthermore, we cannot assure you that all of our patents will be upheld. Any patents issued to us may be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

The medical device industry in general, and the glucose testing sector of this industry in particular, are characterized by the existence of a large number of patents and frequent litigation based on assertions of patent infringement. We are aware of numerous patents issued to third parties that relate to aspects of our business, including the design and manufacture of continuous glucose monitoring sensors and membranes, as well as methods for continuous glucose monitoring. The owners of each of these patents could assert that the manufacture, use or sale of our continuous glucose monitoring systems infringes one or more claims of their patents. Each of these patents contains multiple claims, any one of which may be independently asserted against us on commercialization of our product. There may be patents of which we are presently unaware that relate to aspects of our technology that could materially and adversely affect our business. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that materially and adversely affect our business.

On August 11, 2005, Abbott Diabetes Care, Inc. (“Abbott”) filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware, seeking a declaratory judgment that our short-term glucose monitor infringes certain patents held by Abbott. We moved to dismiss these claims on August 31, 2005. In addition to our motion to dismiss, we have also filed requests for reexamination of the Abbott patents with the United States Patent Office on January 25, 2006 and February 1, 2006. On February 22, 2006, we filed a motion to stay the entirety of the Delaware case pending decision from the Patent Office on those requests for reexamination. On February 23, 2006, the Court held a scheduling conference, during which it set a trial date of October 9, 2007. The court has not yet reviewed or ruled on our motions to dismiss or stay the case. We believe the complaint is without merit and intend to vigorously contest the action.

Any adverse determination in litigation or interference proceedings to which we may become a party relating to patents could subject us to significant liabilities to third parties or require us to seek licenses from other third parties. Furthermore, if we are found to willfully infringe third-party patents, we could, in addition to other penalties, be required to pay treble damages. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. If we do not obtain necessary licenses, we may not be able to redesign our products to avoid infringement. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a significant adverse impact on our business.

We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. We seek to protect our proprietary information and other intellectual property by generally requiring our employees, consultants, contractors, outside scientific collaborators and other advisors to execute non-disclosure and assignment of invention agreements on commencement of their employment or engagement. Agreements with our employees also forbid them from bringing the proprietary rights of third parties to us. We also generally require confidentiality or material transfer agreements from third parties that receive our confidential data or materials. We cannot provide any assurance that employees and third parties will abide by the confidentiality or assignment terms of these agreements. Despite measures taken to protect our intellectual property, unauthorized parties might copy aspects of our products or obtain and use information that we regard as proprietary.

The federal trademark application for the DEXCOM mark has been opposed, and DexCom intends to vigorously defend against the opposition. The opposition proceeding only determines the right to federally register a trademark and cannot result in the award of any damages, however, DexCom maintains that it is entitled to a registration for its DexCom Inc. mark.

Government Regulation

Our products are medical devices subject to extensive and ongoing regulation by the FDA and regulatory bodies in other countries. The Federal Food, Drug and Cosmetic Act, or FDCA, and the FDA’s implementing regulations govern product design and development, pre-clinical and clinical testing, premarket clearance or approval, product manufacturing, product labeling, product storage, advertising and promotion, product sales and distribution, and post-market clinical surveillance. We do not have the necessary regulatory approval to market our continuous glucose monitoring systems or any other products in the United States or in any foreign market.

FDA Regulation

Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance or prior premarket approval, or PMA, from the FDA. The FDA classifies medical devices into one of three classes. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are subject to general controls such as labeling, premarket notification, and adherence to the FDA’s Quality System Regulation, or QSR. Class II devices are subject to special controls such as performance standards, postmarket surveillance, FDA guidelines, as well as general controls. Some Class I and Class II devices are exempted by regulation from the premarket notification, or 510(k) clearance requirement or the requirement of compliance with the QSR. Devices are placed in Class III, which requires approval of a PMA application, if they are deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or to be “not substantially equivalent” either to a previously 510(k) cleared device or to a “preamendment” Class III device in commercial distribution before May 28, 1976 for which PMA applications have not been required. We believe our long and short-term continuous glucose monitoring systems will require premarket approval, which requires a demonstration of the safety and efficacy of the device, and is a more time-consuming and expensive process than a 510(k) clearance.

A PMA application must be supported by valid scientific evidence, which typically requires extensive data, including technical, pre-clinical, clinical, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device. A PMA application also must include a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling. After a PMA application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA generally will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures.

FDA review of a PMA application generally takes between one and three years, but may take significantly longer. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

•       our systems may not be safe or effective to the FDA’s satisfaction;

•       the data from our pre-clinical studies and clinical trials may be insufficient to support approval;

•       the manufacturing process or facilities we use may not meet applicable requirements; and

•  changes in FDA approval policies or adoption of new regulations may require additional data.

If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter, or approvable letter, which usually contains a number of conditions which must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of the device for certain indications. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. The PMA process can be expensive, uncertain and lengthy and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

New PMA applications or PMA supplements may be required for modifications to the manufacturing process, labeling and device specifications, materials or design of a device that is approved through the PMA process. PMA approval supplements often require submission of the same type of information as an initial PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application and may not require as extensive clinical data or the convening of an advisory panel.

Clinical trials are almost always required to support a PMA application and are sometimes required for a 510(k) clearance. These trials generally require submission of an application for an investigational device exemption, or IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by appropriate institutional review boards at the clinical trial sites. The FDA’s approval of an IDE allows clinical testing to go forward, but does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria. All clinical trials must be conducted in accordance with the FDA’s IDE regulations which govern investigational device labeling, prohibit promotion, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA’s regulations for institutional review board approval and for informed consent. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product. The commencement or completion of any of our clinical trials may be delayed or halted, or be inadequate to support approval of a PMA application, for numerous reasons, including, but not limited to, the following:

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

•       regulatory inspections of our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials;

•       changes in governmental regulations or administrative actions;

•       the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or efficacy; and

•       the FDA concludes that our trial design is inadequate to demonstrate safety and efficacy.

We filed a PMA with the FDA for our STS in March 2005. In May 2005 we received notification from the FDA that our PMA was accepted as filed and granted expedited review status. In July 2005, we completed our 100-day PMA meeting with the FDA. In August 2005 we successfully completed our QSR audit of our facility and our BIMO audit of our clinical data by the FDA. In August 2005 we received a written request from the FDA for additional information and in September 2005 we responded to that request. We are currently awaiting a decision on approval from the FDA for our STS PMA.

We do not expect our short-term system to be approved for sale before 2006 at the earliest. Our clinical trials may not generate favorable data to support any further PMA applications, and we may not be able to obtain such approvals on a timely basis, or at all. Delays in receipt of or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations. Even if granted, the approvals may include significant limitations on the intended use and indications for use for which our products may be marketed.

After a device is approved and placed in commercial distribution, numerous regulatory requirements apply. These include:

•       establishment registration and device listing;

•       QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures;

•       labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling;

•       medical device reporting regulations, which require that manufacturers report to the FDA if a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

•       corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health.

Also, the FDA may require us to conduct postmarket surveillance studies or order us to establish and maintain a system for tracking our products through the chain of distribution to the patient level. The FDA and the Food and Drug Branch of the California Department of Health Services enforce regulatory requirements by conducting periodic, unannounced inspections and market surveillance. Inspections may include the manufacturing facilities of our subcontractors.

Failure to comply with applicable regulatory requirements, including those applicable to the conduct of our clinical trials, can result in enforcement action by the FDA, which may lead to any of the following sanctions:

•       warning letters;

•       fines and civil penalties;

•       unanticipated expenditures;

•       delays in approving or refusal to approve our short-term continuous glucose monitoring system or other products;

•       withdrawal of FDA approval;

•       product recall or seizure;

•       interruption of production;

•       operating restrictions;

•       injunctions; and

•       criminal prosecution.

We and our contract manufacturers, specification developers, and some suppliers of components or device accessories, are also required to manufacture our products in compliance with current Good Manufacturing Practice, or GMP, requirements set forth in the QSR. The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and includes extensive requirements with respect to quality management and organization, device design, buildings, equipment, purchase and handling of components, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping. The FDA enforces the QSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. If the FDA believes we or any of our contract manufacturers or regulated suppliers is not in compliance with these requirements, it can shut down our manufacturing operations, require recall of our products, refuse to approve new marketing applications, institute legal proceedings to detain or seize products, enjoin future violations, or assess civil and criminal penalties against us or our officers or other employees. Any such action by the FDA would have a material adverse effect on our business. We cannot assure you that we will be able to comply with all applicable FDA regulations.

International Regulation

International sales of medical devices are subject to foreign government regulations, which may vary substantially from country to country. The time required to obtain approval in a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, United States, Canada and various other industrialized countries.

The primary regulatory environment in Europe is that of the European Union, which includes most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third party assessment by a “Notified Body.” This third party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. An assessment by a Notified Body of one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. Outside of the European Union, regulatory approval needs to be sought on a country-by-country basis in order for us to market our products.

Third-Party Reimbursement

The availability of insurance coverage and reimbursement for newly approved medical devices is uncertain. In the United States, patients using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will be substantially dependent on whether third-party coverage and reimbursement is available for patients that use our products. Third-party coverage may be particularly difficult to obtain if our systems are not approved by the FDA as replacements for existing single-point finger stick devices. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. The continuing efforts of government and third-party payors to contain or reduce the costs of healthcare may limit our revenue. Our initial dependence on the commercial success of our short-term continuous glucose monitoring system makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, even if our short-term continuous glucose monitoring system or future products are approved for commercial sale, unless government and other third-party payors provide adequate coverage and reimbursement for our products, patients may not use them.

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

Environmental Regulation

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

Advisory Boards

Clinical Advisory Board

We have a clinical advisory board, consisting of individuals with recognized expertise in related fields. Our members advise us concerning product development and clinical trial design. Members of our clinical advisory board meet formally and informally with us. Several members of our clinical advisory board are employed by academic institutions and may have commitments to, or agreements with, other entities that may limit their availability to us. Members of our clinical advisory board may also serve as consultants to other medical product companies, including those that may be competitive with ours. The following persons are members of our clinical advisory board:

Name	Affiliation
Richard Bergenstal, M.D.	International Diabetes Center
Bruce Bode, M.D.	Atlanta Diabetes Associates
John Buse, M.D.	University of North Carolina
Steven Edelman, M.D.	University of California, San Diego
Satish Garg, M.D.	Barbara Davis Center
Lois Jovanovic, M.D.	Sansum Research Foundation
Christopher Saudek, M.D.	Johns Hopkins University
William Tamborlane, M.D.	Yale University

Scientific Advisory Board

We have a scientific advisory board, consisting of individuals with recognized expertise in related fields. Our members advise us concerning technical approaches to product design and development. Members of our scientific advisory board meet formally and informally with us. Several members of our scientific advisory board are employed by academic institutions and may have commitments to, or agreements with, other entities that may limit their availability to us. Members of our scientific advisory board may also serve as consultants to other medical product companies, including those that may be competitive with ours. The following persons are members of our scientific advisory board:

Name	Affiliation
James M. Anderson, M.D., Ph.D.	Case Western University
Polly Matzinger, Ph.D.	National Institute of Health, Department of Immunology
Buddy D. Ratner, Ph.D.	University of Washington, Department of Bioengineering

Members of these boards are paid a stipend for attending meetings. No meetings were held in 2005. In 2004, we paid an aggregate of $26,000 in stipends for attending meetings and consulting fees for specific projects we have requested, and reimbursed an aggregate of $7,000 in expenses, for all of the members of the clinical advisory board, and we paid an aggregate of $16,000 in stipends for attending meetings and consulting fees for specific projects we have requested, and reimbursed an aggregate of $3,000 in expenses, for all of the members of the scientific advisory board. None of the members of these boards has any options or warrants to purchase any of our capital stock.

Employees

As of December 31, 2005, we had 104 employees and 51 temporary employees. Approximately 45 full-time employees are engaged in research and development, 30 in manufacturing, 18 in clinical, regulatory and quality assurance, and 11 in selling, general and administrative functions. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good.

ITEM 1A.        RISK FACTORS

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

We do not expect to be able to commercialize our short-term continuous glucose monitoring system before 2006. If we are unable to develop, obtain regulatory approval for or successfully commercialize our continuous glucose monitoring systems, we will be unable to generate revenue.

We are subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from shipping affected products, require us to obtain licenses from third parties or to develop non-infringing alternatives, and subject us to substantial monetary damages and injunctive relief.

On August 11, 2005, Abbott Diabetes Care, Inc. (“Abbott”) filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware, seeking a declaratory judgment that our short-term glucose monitor infringes certain patents held by Abbott. We moved to dismiss these claims on August 31, 2005. In addition to our motion to dismiss, we have also filed requests for reexamination of the Abbott patents with the United States Patent Office on January 25, 2006 and February 1, 2006. On February 22, 2006, we filed a motion to stay the entirety of the Delaware case pending decision from the

Patent Office on those requests for reexamination. On February 23, 2006, the Court held a scheduling conference, during which it set a trial date of October 9, 2007. The court has not yet reviewed or ruled on our motions to dismiss or stay the case. No assurances can be given that we will prevail in the lawsuit or that we can successfully defend ourselves against the claim, and we may not prevail in the action, which could have a material adverse effect on us. We believe the complaint is without merit and intend to vigorously contest the action.

Additional third parties could, in the future, assert infringement or misappropriation claims against us with respect to our current or future products. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of such third parties or others. Our competitors may assert that our continuous glucose monitoring systems or the methods we employ in the use of our systems are covered by U.S. or foreign patents held by them. This risk is exacerbated by the fact that there are numerous issued patents and pending patent applications relating to self-monitored glucose testing systems and implantable sensors in the medical technology field. Because patent applications may take years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our products infringe. There could also be existing patents of which we are unaware that one or more components of our system may inadvertently infringe. As the number of competitors in the market for self-monitored glucose testing systems grows, the possibility of inadvertent patent infringement by us or a patent infringement claim against us increases.

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

We have incurred net losses in each year since our inception in May 1999, including net loss attributable to common stockholders of $30.9 million for the twelve months ended December 31, 2005. As of December 31, 2005, we had a deficit accumulated during the development stage of $83.8 million. We have financed our operations primarily through private placements of our equity securities and our IPO, and have devoted substantially all of our resources to research and development relating to our continuous glucose monitoring systems. We expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products. If we receive approval for marketing of a product by the FDA, we expect to incur significant sales and marketing expenses, and manufacturing expenses. Additionally, we expect that our general and administrative expenses will increase due to the additional operational and regulatory burdens applicable to public companies. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

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

We filed a PMA with the FDA for our STS in March 2005. In May 2005 we received notification from the FDA that our PMA was accepted as filed and granted expedited review status. In July 2005, we completed our 100-day PMA meeting with the FDA. In August 2005 we successfully completed our QSR audit of our facility and our BIMO audit of our clinical data by the FDA. In August 2005 we received a written request from the FDA for additional information and in September 2005 we responded to that request. We are currently awaiting a decision on approval from the FDA for our STS PMA.

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

The market for glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. If our products are approved for marketing, we will compete directly with Roche Disetronic, a division of Roche Diagnostics; LifeScan, Inc., a division of Johnson & Johnson; the MediSense and TheraSense divisions of Abbott Laboratories; and Bayer Corporation, each of which manufactures and markets products for the single-point finger stick device market. Collectively these companies currently account for substantially all of the worldwide sales of self-monitored glucose testing systems. Several companies are developing or marketing early generation short-term continuous glucose monitoring products that will compete directly with our planned products. These devices include the Guardian RT and the CGMS System Gold, both of which have received FDA approval and are currently marketed by Medtronic, Inc., and the Freestyle Navigator Glucose System, which has not yet received FDA approval and is being developed by Abbott/TheraSense. Medtronic’s Guardian RT System, which received FDA approval in July 2005, does not show trend values but displays real-time glucose measurements and has the capability to notify the patient when it detects dangerously high or low levels of blood glucose. Furthermore, several other companies are developing non-invasive continuous glucose monitoring products. One of these non-invasive devices, the Cygnus GlucoWatch, now owned by Johnson & Johnson, has received FDA approval. Most of the companies developing or marketing competing devices are publicly traded or divisions of publicly-traded companies, and these companies enjoy several competitive advantages, including:

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

The results of pre-clinical studies do not necessarily predict future clinical trial results, and predecessor clinical trial results may not be repeated in subsequent clinical trials. We believe the data and performance from each of our last three clinical trials relating to our long-term system were likely insufficient to support a PMA application. While these previous trials were not designed or intended to be used to support a PMA application, our ongoing and future clinical trials that are designed to support a PMA application may not be sufficient to do so. Additionally, the FDA may disagree with our interpretation of the data from our pre-clinical studies and clinical trials, or may find the clinical trial design, conduct or results inadequate to prove safety or efficacy, and may require us to pursue additional pre-clinical studies or clinical trials, which could further delay the approval of our products. If we are unable to demonstrate the safety and efficacy of our products in our clinical trials, we will be unable to obtain regulatory approval to market our products. The data we collect from our current clinical trials, our pre-clinical studies and other clinical trials may not be sufficient to support FDA approval. If we are unsuccessful in either filing an additional PMA application or receiving FDA approval for our first PMA application related to our glucose monitoring systems, our business strategy may have to be altered to rely solely on our short-term system.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development, including conducting clinical trials for our continuous glucose monitoring systems. Even before we receive approval to market one of our continuous glucose monitoring systems, we expect to spend significant additional amounts on commercializing the product, including development of a direct sales force and expansion of manufacturing capacity. For the twelve months ended December 31, 2005, our net cash used in operating activities was $22.6 million, compared to $12.4 million for the same period in 2004. We expect that our cash used by operations will increase significantly in each of the next several years, and we may need additional funds to complete the development and commercialization of both our short-term and long-term continuous glucose monitoring systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

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

We plan to build a small sales organization and have no experience as a company in the sale, marketing and distribution of glucose monitoring products. To achieve commercial success for any approved product we must either develop a sales and marketing force or enter into arrangements with others to market and sell our products. We currently plan to establish a small direct sales force to market our products in the United States. Our sales force will be competing with the experienced and well-funded marketing and sales operations of our competitors. Developing a sales force is expensive and time consuming and could delay or limit the success of any product launch. We may not be able to develop this capacity on a timely basis or at all. If we are unable to establish sales and marketing capabilities, we will need to contract with third parties to market and sell our approved products in the United States. To the extent that we enter into arrangements with third parties to perform sales, marketing and distribution services in the United States, our product revenue could be lower than if we directly marketed and sold our continuous glucose monitoring systems. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we do not know whether these efforts will be successful. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable.

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

Additionally, the production of our continuous glucose monitoring systems must occur in a highly controlled and clean environment to minimize particles and other yield- and quality-limiting contaminants. Weaknesses in process control or minute impurities in materials may cause a substantial percentage of defective products in a lot. If we are not able to maintain stringent quality controls, or if contamination problems arise, our clinical development and commercialization efforts could be delayed, which would harm our business and our results of operations.Our manufacturing operations are dependent upon third-party suppliers, making us vulnerable to supply problems and price fluctuations, which could harm our business.

We rely on Flextronics to manufacture and supply the handheld personal receiver included as part of our continuous glucose monitoring systems and the circuit boards for our short-term and long-term sensors; we rely on AMI Semiconductor to manufacture and supply the application specific integrated circuit, or ASIC, that is incorporated into the transmitter for our continuous glucose monitoring systems; we rely on Quallion to manufacture and supply the battery included in our short-term sensor and the third generation of our long-term sensor; we rely on Vita Needle to manufacture and supply the insertion needle in our short-term continuous glucose monitoring system; and we rely on The Tech Group, which supplies our injection molded components. Each of these suppliers is a sole-source supplier. Generally, our agreements with these and our other suppliers can be terminated by either party upon short notice. Our contract manufacturers also rely on sole-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

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

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. In particular we and our suppliers are required to comply with the quality system regulation, or QSR, and other regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA enforces the QSR through unannounced inspections. Our manufacturing facilities are located in and around our headquarters in San Diego, California, where we have more than 7,000 square feet of laboratory space and approximately 3,000 square feet of class 100K clean rooms. This facility was approved for medical device manufacturing in August 2005 by the Food and Drug Administration.  Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following actions:

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

Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, including software bugs, unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as the QSR, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.

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

The federal trademark application for the DEXCOM mark has been opposed, and DexCom intends to vigorously defend against the opposition. The opposition proceeding only determines the right to federally register a trademark and cannot result in the award of any damages, however, DexCom maintains that it is entitled to a registration for its DexCom Inc. mark.

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

The majority of our operations are conducted at a single location. Any disruption at our facility could increase our expenses.

The majority of our operations are conducted at a single location in San Diego, California. We take precautions to safeguard our facility, including insurance, health and safety protocols, and off-site storage of computer data. However, a natural disaster, such as a fire, flood or earthquake, could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against fires, floods, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.

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

We are highly dependent on our senior management, especially Andrew P. Rasdal, our President and Chief Executive Officer, and each of Andrew K. Balo, our Vice President of Clinical and Regulatory Affairs and Quality Systems, James H. Brauker, our Vice President of Research and Development, Mark Brister, our Vice President, Advanced Development Teams, Rodney Kellogg, our Vice President of Sales, Steven J. Kemper, our Chief Financial Officer, and Jorge Valdes, our Vice President of Engineering. Our success will depend on our ability to retain our current management and to attract and retain qualified personnel in the future, including sales persons, scientists, clinicians, engineers and other highly skilled personnel. Competition for senior management personnel, as well as sales persons, scientists, clinicians and engineers, is intense and we may not be able to retain our personnel. The loss of the services of members of our senior management, scientists, clinicians or engineers could prevent the implementation and completion of our objectives, including the development and introduction of our products. The loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. Each of our officers may terminate their employment at any time without notice and without cause or good reason.

We expect to rapidly expand our operations and grow our research and development, product development, manufacturing, sales and administrative operations. This expansion is expected to place a significant strain on our management and will require hiring a significant number of qualified personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

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

Accounting methods and policies for business and market practices, including policies regarding expensing stock options, are subject to further review, interpretation and guidance from relevant accounting authorities, including the SEC. For example, we were not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. In December 2004 and as amended in April 2005, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), Share-Based Payment which will require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values starting at the beginning of 2006. The transition methods include retroactive and prospective adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning in the first period restated. If we elect to adopt the retroactive provisions and to restate all prior periods presented our operating expenses and reported losses will increase. We rely heavily on stock options to compensate existing employees and attract new employees. Upon the adoption, we may choose to reduce our reliance on stock options as a compensation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. Although we believe that our accounting practices are consistent with current accounting pronouncements, changes to or interpretations of accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have a material impact on our results of operations and earnings per share.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.                PROPERTIES

We maintain our headquarters in San Diego, California in one leased facility of approximately 23,000 square feet, which includes our laboratory, research and development, manufacturing and general administration functions. The lease for this facility expires in 2011. We have the right to extend the term of this lease for one period of five years, and a right of first offer for an adjacent facility as space becomes available in that facility. We also lease two smaller facilities of approximately 7,000 square feet each near our headquarters. We believe that our existing facility is adequate to meet our needs for the foreseeable future, and that suitable additional space will be available in the future on commercially reasonably terms as needed.

ITEM 3.                LEGAL PROCEEDINGS.

On August 11, 2005, Abbott Diabetes Care, Inc. (“Abbott”) filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware, seeking a declaratory judgment that our short-term glucose monitor infringes certain patents held by Abbott. We moved to dismiss these claims on August 31, 2005. In addition to our motion to dismiss, we have also filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office on January 25, 2006 and February 1, 2006. On February 22, 2006, we filed a motion to stay the entirety of the Delaware case pending decision from the Patent Office on those requests for reexamination. On February 23, 2006, the Court held a scheduling conference, during which it set a trial date of October 9, 2007. The court has not yet reviewed or ruled on our motions to dismiss or stay the case. We believe the complaint is without merit and intend to vigorously contest the action.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

DexCom’s common stock has been traded on the NASDAQ National Market under the symbol “DXCM” since April 14, 2005. As of January 30, 2006, there were approximately 178 stockholders of record, excluding stockholders whose shares were held in nominee or street name by brokers. We have not paid any cash dividends and do not currently have plans to do so in the foreseeable future.

The following table sets forth the high and low sales price per share for DexCom’s common stock for the periods indicated:

Year Ended December 31, 2005	High	Low
Second Quarter (from April 14, 2005)	$15.40	$9.79
Third Quarter	$12.58	$10.00
Fourth Quarter	$15.99	$10.84

Purchases of Equity Securities of the Issuer and Affiliated Purchasers

Neither we nor any affiliated purchaser repurchased any of our equity securities in the fourth quarter of fiscal year 2005.

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

Expenses incurred in connection with the issuance and distribution of the securities registered were as follows:

•       Underwriting discounts and commissions — $3,948,000

•       Other expenses — $1,973,000

•       Total expenses — $5,921,000

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

Of the net proceeds from the offering and existing cash, we expect to use approximately:

•       $20.0 million for clinical trials and other research and development expenses;

•       $25.0 million for building our commercial infrastructure, including sales and marketing and manufacturing capacity expansion; and

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

ITEM 6.                SELECTED FINANCIAL DATA

The statements of operations data for the years ended December 31, 2003, 2004 and 2005 and for the period from May 13, 1999 (inception) through December 31, 2005 and the balance sheet data as of December 31, 2004 and 2005 have been derived from our audited financial statements included elsewhere in this annual report. The statements of operations data for the years ended December 31, 2001 and 2002 and the balance sheet data as of December 31, 2001, 2002 and 2003 have been derived from our audited financial statements not included in this annual report. The following selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and financial statements and related notes to those statements included elsewhere in this annual report.

	Years Ended December 31,					Period from May 13, 1999 (inception) through December 31,
	2005	2004	2003	2002	2001	2005
	(in thousands, except share and per share data)
Statements of Operations Data:
Costs and expenses:
Research and development	$25,497	$12,179	$8,934	$6,311	$5,039	$61,609
General and administrative	5,147	1,440	1,250	1,860	1,685	12,737
Stock-based compensation:
Research and development	1,273	291	—	—	—	1,564
General and administrative	513	157	—	—	—	671
Total costs and expenses	32,430	14,067	10,184	8,171	6,724	76,581
Interest and other income, net	1,662	121	270	463	451	3,067
Net loss	(30,768)	(13,946)	(9,914)	(7,708)	(6,273)	(73,514)
Accretion to redemption value of Series B and Series C redeemable convertible preferred stock	(122)	(3,235)	(3,235)	(2,451)	(1,126)	(10,261)
Net loss attributable to common stockholders	$(30,890)	$(17,181)	$(13,149)	$(10,159)	$(7,399)	$(83,775)
Basic and diluted net loss per share attributable to common stockholders(1)	$(1.63)	$(7.51)	$(6.06)	$(4.96)	$(3.90)
Shares used to compute basic and diluted net loss per share attributable to common stockholders(1)	18,944,208	2,286,320	2,169,922	2,046,208	1,896,494

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$37,247	$27,229	$20,016	$29,844	$7,777
Working capital	43,939	25,705	19,152	29,079	7,280
Total assets	56,726	29,358	20,767	30,611	8,640
Redeemable convertible preferred stock	—	76,974	52,384	49,356	16,989
Total stockholders’ equity (deficit)	49,412	(49,310)	(32,601)	(19,485)	(8,930)

(1)          See Note 2 of the notes to our financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are based upon current expectations. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including whether we receive FDA approval for our technologies, whether we are able to introduce any products to the market or generate revenue, competition in our marketplace and the other risks those set forth in the section entitled “Risk Factors “ and elsewhere in this report. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

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

In March 2005, we filed an application for premarket approval, or PMA, for our short-term continuous glucose monitoring system, or STS, with the Food and Drug Administration, or FDA. Premarket approval is the FDA process of scientific and regulatory review to evaluate the safety and efficacy of medical devices like those we are developing. In May 2005 we received notification from the FDA that our PMA was accepted as filed and granted expedited review status. In July 2005, we completed our 100-day meeting with the FDA. In August 2005 we received a written request from the FDA for additional information, and in September 2005 we responded to that request. Our clinical trials may be delayed due to scheduling issues with patients and investigators, institutional review boards, sensor performance and manufacturing supply constraints, among other factors. Support of these clinical trials requires significant resources in research and development, manufacturing, quality assurance, and clinical and regulatory personnel.

We are currently increasing our manufacturing capabilities to enable us to produce greater quantities of our devices. Due to the lead-time associated with increases in capacity, this expansion has been initiated prior to the approval, if received by the FDA, of our products. Our capacity expansion could be constrained by the lack of readily available laboratory and manufacturing space, material availability, equipment design, production and validation, product changes required by the FDA for approval, regulatory approval of our factory, personnel staffing and other factors. Prior to obtaining regulatory approval, we have begun to hire sales and marketing personnel. If we obtain the necessary regulatory approvals, we plan to launch our products in the United States with our own direct sales force.

To date, we have not generated any revenue, and we have incurred net losses in each year since our inception in May 1999. Through December 31, 2005, we had a deficit accumulated during the development stage of $83.8 million. We expect our losses to continue and increase as we expand our clinical trial activities and initiate commercialization activities. We have financed our operations primarily through private placements and an initial public offering (IPO) of equity securities. In April 2005, we completed our IPO in which we sold 4,700,000 shares of common stock for gross proceeds of $56.4 million. After deduction of underwriting discounts, commissions and offering expenses, we received net proceeds of $50.5 million.

Financial Operations

Revenue

To date, we have not generated any revenue from the sale of our continuous glucose monitoring systems. We do not expect to generate any revenue from our systems until at least 2006.

Research and Development

Our research and development expenses primarily consist of engineering and research expenses related to our continuous glucose monitoring technology, clinical trials, regulatory expenses, materials, and manufacturing expenses incurred to build our clinical trial glucose monitoring systems. These expenses are primarily related to employee compensation, including salary, fringe benefits, recruitment, relocation and temporary employee expenses. We also incur significant expenses to operate our clinical trials including trial design, clinical site reimbursement, data management and associated travel expenses. Our research and development expenses also include fees for outside design services, contractors and materials, and assembly expenses for our glucose monitoring systems. From our inception through December 31, 2005, we have incurred $61.6 million in research and development expenses.

Selling, General and Administrative

Our selling, general and administrative expenses primarily consist of compensation for our executive, financial, marketing and administrative functions. Other significant expenses include trade show expenses, insurance, professional fees for our outside legal counsel and our independent auditors and expenses for board meetings. From our inception through December 31, 2005, we have incurred $12.7 million for selling, general and administrative expenses.

Stock-Based Compensation

Stock-based compensation consists of compensation expense related to stock option programs. This compensation expense is reflected separately in our financial statements and is allocated among our research and development expenses and selling, general and administrative expenses. Stock-based compensation expense, which is a non-cash charge, results primarily from employee stock option grants at exercise prices that, for financial reporting purposes, are deemed to be below the estimated fair value of the underlying common stock on the date of grant. Prior to our IPO in April 2005, our board of directors determined the estimated fair value of our common stock on the date of grant. Stock-based employee compensation equals the difference between the reassessed estimated fair value per share of our common stock on the date of grant and the exercise price per share and is amortized on an accelerated basis over the vesting period of the stock option. Additionally, stock-based compensation consists of options issued to non-employees and stock issued to directors that are recorded at their fair value. From inception through December 31, 2005, we have incurred $2.2 million in stock-based compensation expense.

Results of Operations

Years Ended December 31, 2005 Compared to December 31, 2004.

Revenue.   We generated no revenue during 2003, 2004 and 2005.

Research and Development.   Research and development expense, excluding stock based compensation, increased $13.3 million to $25.5 million for the twelve months ended December 31, 2005, compared to $12.2 million for the twelve months ended December 31, 2004. The increase was primarily related to $7.7 million in increased manufacturing expenses, $3.7 million in higher development costs and $1.9 million in increased clinical and regulatory expense as we scaled our operations after completing our approval support trial and submitting our PMA to the FDA. Included in the higher R&D spending were $6.4 million in higher material procurements which includes a $2.0 million loss on firm purchase commitments, $3.4 million in increased salary, fringe and temporary employee expenses, $1.2 million in greater product and tooling design costs, $1.0 million in higher clinical trial expense and $0.5 million in increased depreciation. To date, we have expensed purchases of materials, some of which may be used to generate product sales, if and when we receive FDA approval.

Selling, General and Administrative.   Selling, general and administrative expense, excluding stock based compensation, increased $3.7 million to $5.1 million for the twelve months ended December 31, 2005, compared to $1.4 million for the twelve months ended December 31, 2004. The increase was primarily due to $1.4 million in initial marketing costs, $1.2 million related to expenses associated with operating as a public company, and increased litigation expenses.

Stock-Based Compensation.   In connection with the grant of stock and stock options to employees, consultants and directors, compensation expense increased $1.3 million to $1.8 million for the twelve months ended December 31, 2005 compared to $449,000 for the twelve months ended December 31, 2004. The increase in compensation expense, which is allocated between research and development and selling, general, and administrative, was primarily due to the combination of additional option grants and higher estimated intrinsic fair values per option grant for options granted subsequent to February 2004.

Interest and Other Income, Net.   Interest and other income increased $1.5 million to $1.7 million for the twelve months ended December 31, 2005, compared to $121,000 for the twelve months ended December 31, 2004. The increase was due to higher combined average cash, cash equivalents, and short-term marketable securities balances due to our April 2005 IPO along with higher interest rates.

Years Ended December 31, 2004 Compared to December 31, 2003.

Research and Development.   Research and development expense, excluding stock based compensation, increased $3.2 million to $12.2 million for the twelve months ended December 31, 2004, compared to $8.9 million for the twelve months ended December 31, 2003. The increase was related to $1.0 million in increased manufacturing expenses, $1.0 million in higher development costs and $1.2 million in increased clinical and regulatory expense as the company progressed in the development of its short-term sensor. Included in the higher R&D spending were $1.0 million in increased salary and fringe expenses, $0.8 million in greater materials and laboratory supplies, $0.5 million in higher clinical trial costs, and $0.3 million in higher rent for a new facility.

Selling, General and Administrative.   Selling, general and administrative expense, excluding stock based compensation, increased $0.2 million to $1.4 million for the twelve months ended December 31, 2004, compared to $1.2 million for the twelve months ended December 31, 2003. The increase was primarily due to higher salary and facility costs.

Stock-Based Compensation.   In connection with the grant of stock and stock options to employees, consultants and directors, compensation expense increased $0.5 million to $0.5 million for the twelve months ended December 31, 2004 compared to zero for the twelve months ended December 31, 2003. The increase in compensation expense, which is allocated between research and development and selling, general, and administrative, was primarily due to the combination of additional option grants and higher estimated fair values per option grant for options granted subsequent to February 2004.

Interest and Other Income, Net.   Interest and other income decreased $149,000 to $121,000 for the twelve months ended December 31, 2004, compared to $270,000 for the twelve months ended December 31, 2003. The decrease was due to lower average cash balances.

Liquidity and Capital Resources

We are in the development stage and have incurred losses since our inception in May 1999. As of December 31, 2005 we had a deficit accumulated during the development stage of $83.8 million. As of December 31, 2005, we had working capital of $43.9 million, including $50.5 million in cash, cash equivalents, and short-term marketable securities. We have funded our operations solely from the sale of equity securities, raising aggregate net proceeds of $120.6 million through December 30, 2005.  On April 19, 2005, we completed our IPO in which we sold 4,700,000 shares of common stock for gross proceeds of $56.4 million. After deduction of underwriting discounts, commissions and offering expenses, we received net proceeds of $50.5 million. Concurrent with the closing of our IPO, all of our outstanding preferred stock converted into common stock.

Net Cash Used in Operating Activities.   Net cash used in operating activities increased $10.2 million to $22.6 million for the twelve months ended December 31 2005, compared to $12.4 million for the twelve months ended December 31, 2004. The increase in cash used in operations was primarily due to our increased net loss as we continued efforts to seek approval for our products, partially offset by higher accounts payable and accrued liabilities of $4.5 million, stock-based compensation of $1.2 million, and depreciation and amortization of $0.6 million.

Net Cash Used in Investing Activities.   Net cash used in investing activities increased $16.5 million to $18.2 million for the twelve months ended December 31, 2005, compared to $1.7 million for the twelve months ended December 31, 2004. The increase was primarily due to the purchases of short-term marketable securities. For the twelve-month period ending December 31, 2005, we invested $4.7 million in capital equipment and facilities to support manufacturing capacity increases.

Net Cash Provided by Financing Activities.   Net cash provided by financing activities increased $29.4 million to $50.8 million for the twelve months ended December 31, 2005, compared to $21.4 million for the twelve months ended December 31, 2004. The increase was due to the net proceeds from our April 2005 IPO and the exercise of stock options.

Operating Capital and Capital Expenditure Requirements

To date, we have not commercialized any products. We anticipate that we will continue to incur net losses for the next several years as we develop our products, expand our clinical development team and corporate infrastructure, and prepare for the potential launch of our continuous glucose monitoring systems, if approved by the FDA.

We do not expect to generate significant product revenue until we successfully obtain marketing approval for and begin selling our continuous glucose monitoring systems. We believe that our cash, cash equivalents, and short-term marketable securities balances, and the interest we earn on these balances, will be sufficient to meet our anticipated cash requirements with respect to clinical trials, PMA applications and any initial commercial launches of our long-term and short-term continuous glucose monitoring systems and to meet our other anticipated cash needs for at least the next twelve months. If our available cash, cash equivalents and marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2005 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$2,662,176	$536,362	$928,603	$986,124	$211,087
Royalty obligations	1,276,000	116,000	232,000	232,000	696,000
Purchase commitments	11,913,854	11,913,854	—	—	—
Total	$15,852,030	$12,566,216	$1,160,603	$1,218,124	$907,087

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities.

Related Party Transactions

Our Chairman retains one-half ownership in Archipelago Aviation and is also a director of Oracle Corporation. During the year ended December 31, 2005, we incurred costs with Archipelago Aviation totaling approximately $191,000 for airline transportation related to travel activities during our initial public offering and subsequent clinical site visits. Expenses incurred relating to an Oracle ERP system for the years ended December 31, 2005 and 2004 totaled $6,483 and $10,046, respectively. Our Chairman was not involved in the selection of our ERP system. We believe that the aforementioned arrangements were at no less favorable rates to us than those that could have been obtained from unrelated third parties based on review of price quotations with third parties.

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

While our significant accounting policies are more fully described in Note 1 to our financial statements included elsewhere in this report, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results.

Stock-Based Compensation

We account for employee stock option and purchase plans using the intrinsic-value method in accordance with APB No. 25, Accounting for Stock Issued to Employees, FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25, and related interpretations. We have adopted the disclosure-only provisions of SFAS No. 123R, Accounting for Stock-Based Compensation, as amended.

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

Loss on Firm Purchase Commitments

We record accruals for estimated losses on firm purchase commitments. Losses on firm purchase commitments are based on the excess of the cost of future materials above the estimated market price of the goods.

Recent Accounting Pronouncements

In December 2004 and as amended in April 2005, the FASB issued SFAS No. 123 (revised in 2004), Share-Based Payment, or SFAS No. 123R, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value starting at the beginning of 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning in the first period restated. We are evaluating the requirements of SFAS No. 123R and expect that the adoption on January 1, 2006, of SFAS No. 123R will have a material impact on our results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB 43, Chapter 4. This statement amends previous guidance as it relates to inventory valuation to clarify that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recorded as current-period charges. The effective date of SFAS 151 is January 1, 2006. We have not yet determined the effect of adopting SFAS No. 151.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.   FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

The information required is set forth under “Report of Independent Registered Public Accounting Firm,” “Balance Sheets,” “Statements of Operations,” “Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit),” “Statements of Cash Flows” and “Notes to Financial Statements” on pages F-2 to F-25 of this annual report.

DEXCOM, INC.
(a development stage company)
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
DexCom, Inc.

We have audited the accompanying balance sheets of DexCom, Inc. (a development stage company) as of December 31, 2005 and 2004, and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005 and the period from May 13, 1999 (inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DexCom, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 and the period from May 13, 1999 (inception) through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California
February 17, 2006

DEXCOM, INC.
(a development stage company)
BALANCE SHEETS

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$37,247,064	$27,229,208
Short-term marketable securities, available-for-sale	13,277,688	—
Prepaid and other current assets	488,015	43,781
Total current assets	51,012,767	27,272,989
Property and equipment, net	5,463,491	1,851,892
Restricted cash	250,000	200,000
Deferred offering costs and other assets	—	33,000
Total assets	$56,726,258	$29,357,881
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$6,008,194	$1,018,879
Accrued payroll and related expenses	889,362	328,476
Accrued clinical trials	176,540	220,875
Total current liabilities	7,074,096	1,568,230
Deferred rent	240,099	125,241
Commitments and contingencies
Redeemable convertible Series B preferred stock, $0.001 par value, no shares and 11,304,114 shares authorized, issued and outstanding at December 31, 2005 and 2004, respectively.	—	20,878,086
Redeemable convertible Series C preferred stock, $0.001 par value, no shares and 13,043,478 shares authorized; no shares and 12,790,870 shares issued and outstanding at December 31, 2005 and 2004, respectively.	—	34,740,360
Redeemable convertible Series D preferred stock, $0.001 par value, no shares and 8,700,000 shares authorized; no shares and 8,355,886 shares issued and outstanding at December 31, 2005 and 2004, respectively.	—	21,355,894
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2005 and 2004.	—	—
Convertible Series A preferred stock, $0.001 par value, no shares and 3,000,000 shares authorized; no shares and 3,000,000 issued and outstanding at December 31, 2005 and 2004, respectively.	—	3,000
Common stock, $0.001 par value, 100,000,000 and 50,000,000 authorized; 25,416,559 and 2,323,300 shares issued and outstanding December 31, 2005 and 2004, respectively.	25,417	2,323
Additional paid-in capital	134,257,379	6,218,012
Deferred stock-based compensation	(1,084,214)	(2,648,336)
Accumulated other comprehensive loss	(11,928)	—
Deficit accumulated during the development stage	(83,774,591)	(52,884,929)
Total stockholders’ equity (deficit)	49,412,063	(49,309,930)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$56,726,258	$29,357,881

See accompanying notes.

DEXCOM, INC.
(a development stage company)
STATEMENTS OF OPERATIONS

	Years Ended December 31,			Period from May 13, 1999 (inception) through December 31,
	2005	2004	2003	2005
Costs and expenses:
Research and development	$25,496,747	$12,178,728	$8,934,631	$61,609,481
Selling, general and administrative	5,146,998	1,439,700	1,249,960	12,737,317
Stock-based compensation:
Research and development	1,272,767	291,114	—	1,563,881
Selling, general and administrative	512,962	157,575	—	670,537
Total costs and expenses	32,429,474	14,067,117	10,184,591	76,581,216
Interest and other income	1,662,044	120,653	270,000	3,067,394
Net loss	(30,767,430)	(13,946,464)	(9,914,591)	(73,513,822)
Accretion to redemption value of Series B, Series C, and Series D redeemable convertible preferred stock	(122,232)	(3,234,512)	(3,234,512)	(10,260,769)
Net loss attributable to common stockholders	$(30,889,662)	$(17,180,976)	$(13,149,103)	$(83,774,591)
Basic and diluted net loss per share attributable to common stockholders	$(1.63)	$(7.51)	$(6.06)
Shares used to compute basic and diluted net loss per share attributable to common stockholders	18,944,208	2,286,320	2,169,922

See accompanying notes.

DEXCOM, INC.
(a development stage company)
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Redeemable convertible preferred stock		Convertible preferred stock		Common stock		Additional paid-in	Deferred stock based	Accumulated other comprehensive	Deficit accumulated during the development	Total stockholders’ equity
Shares	Amount	Shares	Amount	Shares	Amount	capital	compensation	loss	stage	(deficit)

Balance at May 13, 1999 (inception)	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founders at $0.001 per share for cash in May 1999	—	—	—	—	750,000	750	750	—	—	—	1,500
Issuance of common stock at $0.01 per share for technology in June 1999	—	—	—	—	950,000	950	18,050	—	—	—	19,000
Issuance of Series A convertible preferred stock at $1.00 per share for cash in July 1999, net of financing costs of $65,656	—	—	3,000,000	3,000	—	—	2,931,344	—	—	—	2,934,344
Compensation expense associated with stock options issued to consultants	—	—	—	—	—	—	793	—	—	—	793
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(938,817)	(938,817)
Balance at December 31, 1999	—	—	3,000,000	3,000	1,700,000	1,700	2,950,937	—	—	(938,817)	2,016,820
Issuance of Series B redeemable convertible preferred stock at $1.44 per share for cash in December 2000, net of financing costs of $80,703	9,589,121	13,727,631	—	—	—	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock upon conversion of notes payable in December 2000	1,437,215	2,069,589	—	—	—	—	—	—	—	—	—
Issuance of common stock for cash	—	—	—	—	175,938	176	27,011	—	—	—	27,187
Compensation expense associated with stock options issued to consultants	—	—	—	—	—	—	14,771	—	—	—	14,771
Imputed dividends on Series B redeemable convertible preferred stock	—	92,621	—	—	—	—	—	—	—	(92,621)	(92,621)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(3,965,121)	(3,965,121)
Balance at December 31, 2000	11,026,336	15,889,841	3,000,000	3,000	1,875,938	1,876	2,992,719	—	—	(4,996,559)	(1,998,964)
Issuance of Series B redeemable convertible preferred stock at $1.44 per share for cash in March 2001, net of financing costs of $6,971	277,778	393,029	—	—	—	—	—	—	—	—	—
Exercise of stock options for cash	—	—	—	—	120,574	121	24,493	—	—	—	24,614
Compensation expense associated with stock options issued to consultants	—	—	—	—	—	—	23,483	—	—	—	23,483
Imputed dividends on Series B redeemable convertible preferred stock	—	1,125,824	—	—	—	—	—	—	—	(1,125,824)	(1,125,824)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(6,273,370)	(6,273,370)
Balance at December 31, 2001	11,304,114	$17,408,694	3,000,000	$3,000	1,996,512	$1,997	$3,040,695	$—	$—	$(12,395,753)	$(9,350,061)

See accompanying notes.

DEXCOM, INC.
(a development stage company)
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

	Redeemable convertible preferred stock		Convertible preferred stock		Common stock		Additional paid-in	Deferred stock based	Accumulated other comprehensive	Deficit accumulated during the development	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	compensation	loss	stage	(deficit)
Balance at December 31, 2001	11,304,114	$17,408,694	3,000,000	$3,000	1,996,512	$1,997	$3,040,695	$—	$—	$(12,395,753)	$(9,350,061)
Issuance of Series C redeemable convertible preferred stock at $2.30 per share for cash in May and June 2002, net of financing costs of $129,341	12,790,870	29,289,660	—	—	—	—	—	—	—	—	—
Imputed dividends on Series B redeemable convertible preferred stock	—	1,139,445	—	—	—	—	—	—	—	(1,139,445)	(1,139,445)
Imputed dividends on Series C redeemable preferred stock	—	1,270,267	—	—	—	—	—	—	—	(1,270,267)	(1,270,267)
Accretion of stock issuance costs on redeemable convertible preferred stock	—	41,356	—	—	—	—	—	—	—	(41,356)	(41,356)
Exercise of stock options for cash	—	—	—	—	88,860	89	23,880	—	—	—	23,969
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(7,708,029)	(7,708,029)
Balance at December 31, 2002	24,094,984	49,149,422	3,000,000	3,000	2,085,372	2,086	3,064,575	—	—	(22,554,850)	(19,485,189)
Imputed dividends on Series B redeemable convertible preferred stock	—	1,139,455	—	—	—	—	—	—	—	(1,139,455)	(1,139,455)
Imputed dividends on Series C redeemable convertible preferred stock	—	2,059,330	—	—	—	—	—	—	—	(2,059,330)	(2,059,330)
Accretion of stock issuance costs on redeemable preferred stock	—	35,727	—	—	—	—	—	—	—	(35,727)	(35,727)
Exercise of stock options for cash	—	—	—	—	158,716	158	33,282	—	—	—	33,440
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(9,914,591)	(9,914,591)
Balance at December 31, 2003	24,094,984	52,383,934	3,000,000	3,000	2,244,088	2,244	3,097,857	—	—	(35,703,953)	(32,600,852)
Issuance of Series D redeemable convertible preferred stock at $2.69 per share for cash in December 2004, net of financing costs of $1,144,000	8,355,886	21,355,894	—	—	—	—	—	—	—	—	—
Imputed dividends on Series B redeemable convertible preferred stock	—	1,139,455	—	—	—	—	—	—	—	(1,139,455)	(1,139,455)
Imputed dividends on Series C redeemable preferred stock	—	2,059,330	—	—	—	—	—	—	—	(2,059,330)	(2,059,330)
Accretion of stock issuance costs on redeemable convertible preferred stock	—	35,727	—	—	—	—	—	—	—	(35,727)	(35,727)
Exercise of stock option for cash	—	—	—	—	79,212	79	23,130	—	—	—	23,209
Deferred stock compensation related to employee stock option grants	—	—	—	—	—	—	3,097,025	(3,097,025)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	448,689	—	—	448,689
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(13,946,464)	(13,946,464)
Balance at December 31, 2004	32,450,870	$76,974,340	3,000,000	$3,000	2,323,300	$2,323	$6,218,012	$(2,648,336)	$—	$(52,884,929)	$(49,309,930)

See accompanying notes.

DEXCOM, INC.
(a development stage company)
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

	Redeemable convertible preferred stock		Convertible preferred stock		Common stock		Additional paid-in	Deferred stock based	Accumulated other comprehensive	Deficit accumulated during the development	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	compensation	loss	stage	(deficit)
Balance at December 31, 2004	32,450,870	$76,974,340	3,000,000	$3,000	2,323,300	$2,323	$6,218,012	$(2,648,336)	$—	$(52,884,929)	$(49,309,930)
Accretion of stock issuance costs on redeemable convertible preferred stock	—	122,232	—	—	—	—		—	—	(122,232)	(122,232)
Issuance of stock in initial public offering in April 2005 at $12.00 per share for cash, net of offering costs	—	—	—	—	4,700,000	4,700	50,474,212	—	—	—	50,478,912
Conversion of redeemable and convertible preferred stock	(32,450,870)	(77,096,572)	(3,000,000)	(3,000)	17,725,401	17,725	77,081,847	—	—	—	77,096,572
Exercise of options and issuance of common stock for cash	—	—	—	—	661,818	663	261,707	—	—	—	262,370
Issuance of stock for services	—	—	—	—	6,040	6	77,993	—	—	—	77,999
Deferred stock compensation related to employee stock option and award grants	—	—	—	—	—	—	23,451	(23,451)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	1,587,573	—	—	1,587,573
Compensation expense associated with stock options issued to consultants	—	—	—	—	—	—	120,157	—	—	—	120,157
Comprehensive loss:
Unrealized losses on available-for-sale investment securities	—	—	—	—	—	—	—	—	(11,928)	—	(11,928)
Net loss	—	—	—	—	—	—	—	—	—	(30,767,430)	(30,767,430)
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(30,779,358)
Balance at December 31, 2005	—	$—	—	$—	25,416,559	$25,417	$134,257,379	$(1,084,214)	$(11,928)	$(83,774,591)	$49,412,063

See accompanying notes.

DEXCOM, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS

	Years Ended December 31,			Period from May 13, 1999 (inception) through December 31
	2005	2004	2003	2005
Operating activities
Net loss	$(30,767,430)	$(13,946,464)	$(9,914,591)	$(73,513,822)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,065,007	486,805	353,550	2,527,159
Stock-based compensation	1,665,572	448,689	—	2,114,261
Accretion and amortization related to investments, net	(12,979)	—	—	(12,979)
Interest on converted notes	—	—	—	70,480
Loss on disposal of equipment	—	29,905	—	65,767
Compensation expense associated with stock options issued to consultants	120,157	—	—	159,204
Changes in operating assets and liabilities:
Prepaid and other current assets	(194,836)	42,872	62,255	(271,617)
Restricted cash	(50,000)	(200,000)	—	(250,000)
Accounts payable and accrued liabilities	4,944,980	475,380	58,062	6,184,734
Accrued payroll and related expenses	560,886	108,951	(21,011)	889,362
Deferred rent	114,858	125,241	—	240,099
Net cash used in operating activities	(22,553,785)	(12,428,621)	(9,461,735)	(61,797,352)
Investing activities
Purchase of available-for-sale marketable securities	(31,573,035)	—	—	(39,338,315)
Proceeds from the maturity of available-for-sale marketable securities	18,080,000	—	7,765,280	25,845,280
Purchase of property and equipment	(4,676,606)	(1,757,523)	(408,609)	(8,038,134)
Proceeds on sale of equipment		—	—	1,017
Other assets	—	20,063	9,065	—
Net cash (used in) provided by investing activities	(18,169,641)	(1,737,460)	7,365,736	(21,530,152)
Financing activities
Proceeds from convertible notes payable	—	—	—	2,000,000
Net proceeds from issuance of common stock	50,741,282	23,209	33,440	50,874,901
Net proceeds from issuance of preferred stock	—	21,355,894	—	67,699,667
Net cash provided by financing activities	50,741,282	21,379,103	33,440	120,574,568
Increase (decrease) in cash and cash equivalents	10,017,856	7,213,022	(2,062,559)	37,247,064
Cash and cash equivalents, beginning of period	27,229,208	20,016,186	22,078,745	—
Cash and cash equivalents, ending of period	$37,247,064	$27,229,208	$20,016,186	$37,247,064
Non-cash investing and financing transactions:
Purchase of technology in exchange for common stock	$—	$—	$—	$19,000
Conversion of notes payable into Series B preferred stock	$—	$—	$—	$2,000,000
Conversion of Series A, B, C, and D preferred stock	$77,099,572	$—	$—	$77,099,572
Accretion to redemption value of Series B, Series C, and Series D redeemable convertible preferred stock	$122,232	$3,234,512	$3,234,512	$10,260,769
Unrealized loss on marketable securities	$11,928	$—	$—	$11,928

See accompanying notes.

DEXCOM, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

1.   Organization and Summary of Significant Accounting Policies

Organization and Business

DexCom, Inc., or the Company, is a development stage medical device company focused on the design and development of continuous glucose monitoring systems for people with diabetes. Since inception the Company has devoted substantially all of its resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. The Company has focused its development activities on two continuous glucose monitoring systems: a short-term system with a sensor that can be inserted by a patient, and a long-term system with a sensor that can be implanted by a physician. The Company’s glucose monitoring systems are designed to provide real-time continuous blood glucose values, trend data and alerts to assist patients in managing their blood glucose levels. The Company has not generated any revenue from its development activities and will not be able to generate revenue until one of its products is approved, if ever.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Significant estimates include estimated clinical study expenses and estimated of losses on firm purchase commitments. Estimated clinical study expenses are comprised of payments for work performed by contract research organizations, physicians and participating hospitals. Expenses are accrued for clinical studies performed by contract research organizations based on estimates of work performed under contracts. Expenses for setting up clinical trial sites are accrued immediately. Clinical expenses related to patient enrollment are accrued as patients are enrolled in a trial. Losses on firm purchase commitments are based on the excess of the cost of future materials above the estimate market price of the goods.

Cash and Cash Equivalents

The Company invests its excess cash in bank deposits, money market accounts, and highly liquid debt securities. The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Short-Term Marketable Securities

The Company has classified its short-term investments as “available-for-sale” and carries them at fair value with unrealized gains and losses, if any, reported as a separate component of stockholders’ equity and included in comprehensive loss. Realized gains and losses are calculated on the specific identification method and recorded as interest income.

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value given their short-term nature.

DEXCOM, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005

1.   Organization and Summary of Significant Accounting Policies (Continued)

Letter of Credit

At December 31, 2005 and 2004, the Company had irrevocable letters of credit outstanding with a commercial bank for approximately $250,000 and $200,000, respectively, securing its facility leases. The Company has deposited an aggregate of $250,000 and $200,000 at December 31, 2005 and 2004, respectively, of certificates of deposit securing the letter of credits. An equal amount of restricted cash has been separately disclosed in the accompanying balance sheets.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and short-term investment securities. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. The Company has established guidelines relative to diversification of its cash and investment securities and their maturities that are intended to secure safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates and changes in the Company’s operations and financial position.

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets, generally three to five years, using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the lease term.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards, or SFAS No. 144, Accounting for the Impairment of Disposable Long-Lived Assets, the Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. To date, the Company has not experienced any impairment losses on its long-lived assets used in operations.

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

DEXCOM, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005

1.   Organization and Summary of Significant Accounting Policies (Continued)

Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services and recognized over the related service period.

The information regarding net loss as required by SFAS No. 123, as amended, has been determined as if the Company had accounted for its employee stock option and purchase plans under the fair-value method. The resulting effect on net loss pursuant to SFAS No. 123 is not likely to be representative of the effects on net loss pursuant to SFAS No. 123 in future periods, since future periods are likely to include additional grants and the impact of future years’ vesting.

In connection with the grant of certain stock options and unvested restricted stock to employees during the year ended December 31, 2005 and 2004, the Company recorded deferred stock-based compensation within stockholders’ equity (deficit) of $197,461 and $3,097,025, respectively, which represents the difference between the fair value of the common stock and the option exercise price or the restricted stock purchase price at the date of grant. Such amount will be amortized over the vesting period of the applicable options and restricted stock on an accelerated basis. The amount of deferred stock-based compensation within stockholders’ equity (deficit) of $197,461 during the year ended December 31, 2005 included the reversal of $174,010 associated with terminated employees.

The Company recorded stock-based compensation expense of $1,785,729 and $448,689 for the years ended December 31, 2005 and 2004, respectively. Excluding the potential impact of adopting Statement of Financial Standards No. 123(revised 2004), Share Based Payment”, as amended, the expected future expense for deferred stock-based compensation for stock options and unvested restricted stock granted through December 31, 2005, is as follows:

Fiscal Year Ending
2006	$681,282
2007	319,041
2008	83,891
Total	$1,084,214

DEXCOM, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005

1.   Organization and Summary of Significant Accounting Policies (Continued)

The table below illustrates the effect on net loss and net loss per share attributable to common stockholders had the Company applied the fair value provisions of SFAS No. 123 to employee stock compensation.

	Years Ended December 31			Period from May 13, 1999 (inception) through December 31,
	2005	2004	2003	2005
Net loss attributable to common stockholders, as reported	$(30,889,662)	$(17,180,976)	$(13,149,103)	$(83,774,591)
Add: Stock-based compensation expense included in net loss	1,785,729	448,689	—	2,234,418
Deduct: Stock-based compensation expense determined under fair-value method	(4,291,923)	(609,685)	(43,419)	(4,994,005)
Pro forma net loss attributable to common stockholders	$(33,395,856)	$(17,341,972)	$(13,192,522)	$(86,534,178)
Basic and diluted net loss per share attributable to common Stockholders, as reported	$(1.63)	$(7.51)	$(6.06)
Pro forma basic and diluted net loss per share attributable to common stockholders	$(1.76)	$(7.59)	$(6.08)

The fair value of options granted in connection with stock option plans and rights granted in connection with the employee stock purchase plan above using the “Black-Scholes” method have been estimated with the following assumptions:

	Years Ended December 31,
	2005	2004	2003
Risk free interest rate	3.3 - 4.5%	3.7%	3.0%
Dividend yield	0%	0%	0%
Expected volatility of the Company’s stock	0.40-0.60	0.60
Expected life (in years)	1-5	5 years	4 years

DEXCOM, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005

1.   Organization and Summary of Significant Accounting Policies (Continued)

Research and Development

All costs of research and development are expensed as incurred. Research and development expenses primarily include salaries and related costs, clinical trials, overhead, part components, and fees paid to consultants.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Comprehensive loss was not different than net loss for the period from May 13, 1999 (inception) through December 31, 2004.

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense accrued and amounts paid under the lease agreement is recorded as deferred rent in the accompanying balance sheets.

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

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

DEXCOM, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005

1.   Organization and Summary of Significant Accounting Policies (Continued)

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

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB 43, Chapter 4. This statement amends previous guidance as it relates to inventory valuation to clarify that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recorded as current-period charges. The effective date of SFAS 151 is January 1, 2006. The Company is evaluating the requirements of SFAS No. 151 and has not completed its assessment of the impact on future reporting periods.

2.   Net Loss Per Common Share

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

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation:

	December 31,
	2005	2004	2003
Redeemable convertible preferred stock	—	32,450,870	24,094,984
Convertible preferred stock	—	3,000,000	3,000,000
Warrant	87,458	87,458	—
Options to purchase common stock	3,557,395	3,353,133	2,039,337
Restricted stock	19,750	—	—
	3,664,603	38,891,461	29,134,321

Pro Forma Net Loss per Share

Management believes that the additional disclosure below is useful to investors because it shows what basic loss per share would have been if the conversions of the company’s preferred stock had occurred at

DEXCOM, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005

2.   Net Loss Per Common Share (Continued)

the beginning of the respective periods being reported rather than during the periods. The calculation of unaudited pro forma basic and diluted net loss per share attributable to common stockholders assumes the conversion of all shares of Series A convertible preferred stock, Series B, Series C and Series D redeemable convertible preferred stock into shares of common stock using the as-if-converted method, as if such conversion had occurred as of January 1, 2003, or the original issuance date, if later. The actual conversion date was April 13, 2005. The Company’s pro forma net loss per share is as follows:

	Years Ended December 31,
	2005	2004	2003
Pro forma
Numerator:
Net loss attributable to common stockholders, as reported	$(30,889,662)	$(17,180,976)	$(13,149,103)
Reversal of accretion to redemption value of Series B, Series C and Series D redeemable convertible preferred stock	122,232	3,234,512	3,234,512
Pro forma net loss attributable to common stockholders	$(30,767,430)	$(13,946,464)	$(9,914,591)
Denominator:
Shares used to compute basic and diluted net loss per share attributable to common stockholders	18,944,208	2,286,320	2,169,922
Pro forma adjustments to reflect assumed weighted-average effect of conversion of preferred stock on January 1, 2005, 2004 and 2003, respectively	5,001,971	13,559,052	13,527,886
Pro forma shares used in basic and diluted pro forma net loss per share	23,946,179	15,845,372	15,697,808
Pro forma basic and diluted net loss per share attributable to common stockholders	$(1.28)	$(0.88)	$(0.63)

3.   Financial Statement Details

Short Term Marketable Securities, Available for Sale

As described in Note 1, short-term investment securities, consisting solely of debt securities with contractual maturities of less than one year, were as follows:

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government Agencies	$13,289,616	$—	$(11,928)	$13,277,688

DEXCOM, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005

3.   Financial Statement Details (Continued)

Property and Equipment

Property and equipment consist of the following:

	December 31,
	2005	2004
Furniture and fixtures	$626,896	$350,300
Computer equipment	1,043,305	459,851
Machinery and equipment	4,223,200	1,233,079
Leasehold improvements	1,478,894	652,459
	7,372,295	2,695,689
Accumulated depreciation and amortization	(1,908,804)	(843,797)
Property and equipment, net	$5,463,491	$1,851,892

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 and for the period from May 13, 1999 (inception) through December 31, 2005 was $1,065,007, $486,805, $353,550, and $2,527,159, respectively.

Accounts Payable and Accrued Liabilities

	December 31,
	2005	2004
Accounts payable trade	$1,636,347	$356,861
Accrued tax, audit, and legal fees	577,188	215,813
Estimated loss on purchase commitment	1,735,781	—
Accrued other	2,058,878	446,205
Total	$6,008,194	$1,018,879

Accrued Payroll and Related Expenses

	December 31,
	2005	2004
Accrued paid time off	$392,024	$214,426
Accrued wages	256,041	108,240
Other accrued employee benefits	241,297	5,810
Total	$889,362	$328,476

DEXCOM, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005

4.   Commitments and contingencies

Leases

The Company leases its primary facilities under a seven-year operating lease agreement that expires on January 13, 2011. The Company also leases additional facilities located near its corporate headquarters. Future minimum lease payments related to the lease commitments are as follows:

Fiscal Year Ending
2006	$536,362
2007	457,273
2008	471,330
2009	485,828
2010	500,296
Thereafter	211,087
Total	$2,662,176

Rent expense for the years ended December 31, 2005, 2004, 2003, and for the period from May 13, 1999 (inception) through December 31, 2005 was $504,307, $503,006, $165,451 and $1,674,773, respectively.

Litigation

On August 11, 2005, Abbott Diabetes Care, Inc. (“Abbott”) filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware, seeking a declaratory judgment that the short-term glucose monitor infringes certain patents held by Abbott. The Company moved to dismiss these claims on August 31, 2005. In addition to the Company’s motion to dismiss, the Company has also filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office on January 25, 2006 and February 1, 2006. On February 22, 2006, the Company filed a motion to stay the entirety of the Delaware case pending decision from the Patent Office on those requests for reexamination. On February 23, 2006, the Court held a scheduling conference, during which it set a trial date of October 9, 2007. The court has not yet reviewed or ruled the Company’s motions to dismiss or stay the case. DexCom believes the complaint is without merit and intends to vigorously contest the action.

Loss on Purchase Commitments

For the year ended December 31, 2005, the Company recognized losses on firm purchase commitments of $2,033,906 that is included within research and development costs. Losses on firm purchase commitments are based on the excess of the cost of future materials on order above the estimated market price of the goods.

Purchase Commitments

The Company is party to various purchase arrangements related to its development activities including materials used in its glucose monitoring systems. As of December 31, 2005, the Company had

DEXCOM, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005

4.   Commitments and contingencies (Continued)

purchase commitments with vendors of approximately $11,914,000 due within one year. There are no purchase commitments due beyond one year.

5.   License Agreement

In August 2001, the Company acquired the exclusive right to manufacture and sell products using the SM Technologies, LLC intellectual property in the field of diabetes. The Company is required to make minimum advanced royalty payments as noted in the table below. In addition, the Company shall pay a royalty of $12.00 per unit (subject to an annual 3% increase after product commercialization), per licensed product sold by the Company. The intellectual property is currently used in the Company’s long-term sensor. The license expires concurrent with the last patent to expire.

Future minimum advanced royalties are as follows:

Fiscal Year Ending
2006	$116,000
2007	116,000
2008	116,000
2009	116,000
2010	116,000
Thereafter	696,000
Total	$1,276,000

6.   Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

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

Convertible Preferred Stock

Effective April 13, 2005 and in conjunction with the Company’s initial public offering, all 35,450,870 shares of redeemable convertible preferred stock and convertible series A preferred stock converted to 17,725,401 shares of common stock.

DEXCOM, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005

6.   Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Continued)

Changes in Capitalization

Effective April 13, 2005, the Amended and Restated Certificate of Incorporation authorizes “blank check” preferred stock, which enables the Board of Directors to designate and issue, without stockholder approval, preferred stock with rights senior to those of common stock.

Warrant

In December 2004, in connection with the issuance of the Series D redeemable convertible preferred stock, the Company issued a warrant to Piper Jaffray & Co. to purchase 87,458 shares of Series D redeemable convertible preferred stock at an exercise price of $2.69 per share. The warrant is exercisable for a period of 10 years.

7.   Income Taxes

At December 31, 2005, the Company has federal and state tax net operating loss carryforwards of approximately $68.6 million and $67.3 million, respectively. The federal and state tax loss carryforwards will begin to expire in 2019 and 2007, respectively, unless previously utilized. The Company also has federal and state research and development tax credit carryforwards of approximately $2.1 million each. The federal research and development tax credit will begin to expire in 2019, unless previously utilized.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% has occurred within a three-year period.

Significant components of the Company’s deferred tax assets as of December 31, 2005 and 2004 are shown below. A valuation allowance of approximately $32.4 million has been established as of December 31, 2005 to offset the deferred tax assets, as realization of such assets is uncertain.

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$27,883,000	$16,801,000
Research and development credit carryforwards	3,486,000	1,399,000
Other, net	1,061,000	253,000
Total deferred tax assets	32,430,000	18,453,000
Valuation allowance for deferred tax assets	(32,430,000)	(18,453,000)
Net deferred taxes	$—	$—

8.   Related Party Transactions

The Company’s Chairman retains one-half ownership in Archipelago Aviation and is also a director of Oracle Corporation. During the year ended December 31, 2005, the Company incurred costs with Archipelago Aviation totaling $191,288 for airline transportation related to travel activities during the Company’s initial public offering and subsequent clinical site visits. Expenses incurred relating to an Oracle

DEXCOM, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005

8.   Related Party Transactions (Continued)

ERP system for the years ended December 31, 2005 and 2004, and for the period from May 13, 1999 (inception) through December 31, 2005 totaled $6,483, $10,046, and $16,529, respectively. The Company’s Chairman was not involved in the selection of the Company’s ERP system.

The Company has paid fees for management services totaling $1,743,604 for the period from May 13, 1999 (inception) through the year ended December 31, 2002 to a venture capital firm, which owns an equity interest in the Company. No fees have been paid for the years ended December 31, 2005, 2004, or 2003.

9.   Employee Benefit Plans

401(k) Plan

The Company has a defined contribution 401(k) retirement plan, or the 401(k) Plan, covering substantially all employees that meet certain age requirements. Employees may contribute up to 90% of their compensation per year (subject to a maximum limit by federal tax law). Under the 401(k) Plan, the Company may elect to match a discretionary percentage of contributions. No such matching contributions have been made to the 401(k) Plan since its inception.

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

•       The 2005 Employee Stock Purchase Plan - the 2005 Employee Stock Purchase has a reserve of reserve of 150,000 shares of common stock.

Employee Stock Purchase Plan

Employee Stock Purchase Plan (the “Purchase Plan”) permits eligible employees of the Company to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 10% of the participant’s cash compensation subject to certain limitations, and the purchase price will not be less than 85% of the lower of the fair market value of the stock at either the beginning of the applicable “Offering Period” or the Purchase Date. Except for the First Offering Period, each Offering Period is 12 months, with new Offering Periods commencing every six months on the dates of February 1 and August 1 of each year. The First Offering Period runs from April 13, 2005 to July 31, 2006 and includes the Purchase Dates of January 31 and July 31 of 2006. During the year ended December 31, 2005, no shares had been issued under the Purchase Plan. On January 31, 2006, the Company issued 35,556 shares of common stock under the Purchase Plan.

DEXCOM, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005

9.   Employee Benefit Plans (Continued)

Option Plans

In 1999, the Company adopted the 1999 Incentive Stock Plan (“1999 Plan”), as amended, and reserved 5,037,761 shares of common stock for grants. The 1999 Plan provided for the grant of incentive and nonstatutory stock options, stock bonuses and rights to purchase stock to employees, directors or consultants of the Company.

In 2005, the Company adopted the 2005 Equity Incentive Plan (“2005 Plan”) which replaced the 1999 Plan and provides for the grant of incentive and nonstatutory stock options, restricted stock, stock bonuses, stock appreciation rights, and restricted stock units to employees, directors or consultants of the Company. Options generally vest over four years and expire ten years from the date of grant. In addition, incentive stock options may not be granted at a price less than the 100% of the fair market value on the date of grant.

DEXCOM, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005

9.   Employee Benefit Plans (Continued)

A summary of the Company’s stock option activity, and related information for the period December 31, 2002 to December 31, 2005 is as follows:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at May 13, 1999 (Inception)	—	$—
Granted	383,250	$0.20
Cancelled	(2,500)	$0.20
Outstanding at December 31, 1999	380,750	$0.20
Granted	307,000	$0.24
Exercised	(35,937)	$0.20
Outstanding at December 31, 2000	651,813	$0.22
Granted	246,500	$0.30
Exercised	(120,574)	$0.20
Cancelled	(65,833)	$0.20
Outstanding at December 31, 2001	711,906	$0.24
Granted	853,751	$0.30
Exercised	(88,860)	$0.26
Cancelled	(25,000)	$0.30
Outstanding at December 31, 2002	1,451,797	$0.28
Granted	958,670	$0.50
Exercised	(158,716)	$0.22
Cancelled	(212,414)	$0.26
Outstanding at December 31, 2003	2,039,337	$0.28
Granted	1,504,254	$1.56
Exercised	(79,212)	$0.30
Cancelled	(111,246)	$0.44
Outstanding at December 31, 2004	3,353,133	$0.92
Granted	1,039,087	$12.69
Exercised	(632,053)	$0.42
Cancelled	(202,772)	$2.88
Outstanding at December 31, 2005	3,557,395	$4.33

DEXCOM, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005

9.   Employee Benefit Plans (Continued)

The following table summarizes information about stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.30 - $2.40	2,547,045	7.6	$1.02	1,652,595	$0.63
$10.00 - $12.50	551,850	9.4	$11.57	7,875	$10.00
$12.51 - $14.33	458,500	9.8	$14.03	—	$—
	3,557,395			1,660,470

Restricted Stock Awards

During the year ended December 31, 2005, the Company issued 19,750 shares of unvested restricted common stock awards to certain employees. The grant awards vest 25% annually and are fully vested following the fourth anniversary of the vesting start date which ranges between January 3 and February 14, 2009. Vesting is subject to employment and the Company has the right to repurchase unvested shares at the original issuance price of $0.001 per share subject to certain terms and conditions. As of December 31, 2005, there were 19,750 shares subject to repurchase.

Deferred Stock-Based Compensation

No employee stock compensation expense was reflected in the Company’s reported net loss in any period prior to 2004, as all options granted had an exercise price equal to the estimated fair value of the underlying common stock on the date of grant. During 2004, stock options were granted with exercise prices that were equal to the estimated fair value of the common stock at the date of grant as determined by the Board of Directors. Subsequent to the commencement of the initial public offering process, the Company determined that certain of the stock options granted during 2004 were granted at exercise prices that were below the reassessed fair value of the common stock on the date of grant. With respect to these options granted, the Company recorded deferred stock-based compensation of $3,097,025 during the year ended December 31, 2004. During 2005, the Company granted 19,750 shares of unvested restricted common stock awards to certain employees and recorded deferred stock-based compensation of $197,461. Deferred stock-based compensation is recognized and amortized on an accelerated basis in accordance with FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the related awards, which is generally four years.

DEXCOM, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005

9.   Employee Benefit Plans (Continued)

Reserved Shares

The Company has reserved shares of common stock for future issuance as follow:

	December 31,
	2005	2004
Preferred stock	—	—
Conversion of Series A convertible preferred stock	—	1,499,999
Conversion of Series B redeemable convertible preferred stock	—	5,652,050
Conversion of Series C redeemable convertible preferred stock	—	6,395,423
Conversion of Series D redeemable convertible preferred stock	—	4,177,929
Series D redeemable convertible preferred stock warrant	43,729	43,729
Stock options under the Company’s plans:
Granted and outstanding	3,557,395	3,353,133
Reserved for future grant	2,269,753	1,201,329
Employee Stock Purchase Plan	150,000	—
Total	6,020,877	22,323,592

2005 and 2006 Bonus Pool

On December 7, 2005, the Compensation Committee of the Company approved the 2005 Bonus Pool and the 2006 Bonus Pool. Under the 2005 Bonus Pool, the Company’s employees, including its executive officers, are eligible for cash bonus awards (“Awards”) for their 2005 performance. The Company established a cash bonus pool of an amount up to $600,000 of which $534,134 was paid as of December 31, 2005. The amounts of Awards, if any, allocable to individual employees will be at the discretion of the Chief Executive Officer, except for Awards to executive officers of the Company, which will be recommended by the Chief Executive Officer and reviewed and approved by the Committee. The 2006 Bonus Pool includes an amount of at least $1.9 million, based on 25% of salary and wages for non sales employees, to be awarded from the pool based on the weighted average achievement measured against certain objectives.

DEXCOM, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005

10.   Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004:

	For the Three Months Ended
Year ended December 31, 2005	December 31	September 30	June 30	March 31
Total operating costs	$12,604,523	$6,861,053	$6,842,226	$6,121,672
Net loss attributable to common stockholders	(12,067,626)	(6,329,621)	(6,399,490)	(6,092,925)
Basic and diluted net loss per share attributable to common stockholders	$(0.48)	$(0.25)	$(0.29)	$(2.36)

	For the Three Months Ended
Year ended December 31, 2004	December 31	September 30	June 30	March 31
Total operating costs	$3,800,785	$3,870,514	$3,199,314	$3,196,504
Net loss attributable to common stockholders	(4,598,295)	(4,643,059)	(3,974,874)	(3,964,748)
Basic and diluted net loss per share attributable to common stockholders	$(1.98)	$(2.01)	$(1.75)	$(1.76)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

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

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our directors required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Proposal No. 1—Election of Directors.”

The information concerning our executive officers required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Executive Officers.”

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a written code of ethics for financial employees that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other employees of the finance department designated by the company’s Chief Financial Officer. This code of ethics, titled the “Code of Conduct and Ethics for Chief Executive Officer and Senior Finance Department  Personnel,” is attached to this annual report as exhibit 14.01.

The Company’s Board of Directors has determined that all the members of our Audit Committee are financial experts (as defined in Item 401 of Regulation S-K of the Exchange Act) and possess the financial qualifications required of audit committee members set forth in the NASDAQ’s Marketplace Rules and under the Exchange Act. In addition, the Company’s Board of Directors has determined that each member of the Audit Committee is independent as that term is defined under Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Additional information regarding our Audit Committee is incorporated by reference to the section in our Proxy Statement entitled “Audit Committee Financial Experts.”

ITEM 11.   EXECUTIVE COMPENSATION

The information concerning executive compensation required by this Item is incorporated by reference to the sections in our Proxy Statement entitled “Executive Compensation,” “Compensation of Directors,” “Employment, Severance and Change of Control Arrangements,” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership and management and related stockholder matters required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.” Additional information required by this Item with respect to our equity compensation plans is incorporated by reference to the section in our Proxy Statement entitled “Equity Compensation Plan Information.”

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Certain Transactions.”

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accountant fees and services required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this annual report:

1.      Financial Statements. The following financial statement of DexCom, Inc. are incorporated by reference to Part II, Item 8 of this annual report.

2.      Financial Statement Schedules.

Not applicable.

3.      Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
3.01	Registrants’ Restated Certificate of Incorporation.	S-1	000-51222	February 1, 2005	3.01
3.02	Registrant’s Restated Bylaws.	S-1/A	000-51222	March 24, 2005	3.02
4.01	Form of Specimen Certificate for Registrant’s common stock.	S-1/A	000-51222	March 24, 2005	4.01
4.02	Second Amended and Restated Investors’ Rights Agreement, dated December 30, 2004.
4.03	Form of Rights Agreement, between DexCom, Inc. and American Stock Transfer & Trust Company, including the Certificate of Designations of Series A Junior Participating Preferred Stock, Summary of Stock Purchase Rights and Forms of Right Certificate attached thereto as Exhibit A, B and C, respectively.	S-1/A	000-51222	March 24, 2005	4.03
10.01	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.	S-1	000-5122	February 1, 2005	10.01
10.02	1999 Stock Option Plan and related agreements.*	S-1	000-51222	February 1, 2005	10.02
10.03	2005 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreements.*	S-1/A	000-51222	March 24, 2005	10.03
10.04	2005 Employee Stock Purchase Plan and form of subscription agreement.*	S-1/A	000-51222	March 24, 2005	10.04
10.05	Amended and Restated Executive Change of Control Agreement dated January 31, 2005 between DexCom, Inc. and Andrew Rasdal.*	S-1/A	000-51222	March 2, 2005	10.05
10.06	Amended and Restated Employment Agreement dated January 31, 2005 between DexCom, Inc. and Andrew Rasdal.*	S-1/A	000-51222	March 2, 2005	10.06
10.07	Form of Change of Control Agreement between DexCom, Inc. and Andrew K. Balo, James H. Brauker, Mark Brister, and Steven J. Kemper.*	S-1/A	000-51222	March 2, 2005	10.07
10.08	Sorrento Valley Business Park Lease dated December 3, 2003 between Hub Properties Trust and DexCom, Inc.	S-1/A	000-51222	March 25, 2005	10.08
10.09	Exclusive Patent License Agreement dated August 17, 2001 between SM Technologies, LLC and DexCom, Inc.**	S-1/A	000-51222	April 5, 2005	10.09
10.10	Agreement Regarding Terms of Sale dated May 23, 2003 between AMI Semiconductor, Inc. and DexCom, Inc.**	S-1/A	000-51222	April 5, 2005	10.10
10.11	Agreement between DexCom, Inc. and Quallion LLC, dated May 21, 2003.**	S-1/A	000-51222	April 5, 2005	10.11
10.12	Lease from Hub Properties Trust to DexCom, Inc. dated May 13, 2005.	8-K	N/A	May 18, 2005	99.01
10.13	Board Member Agreement between DexCom, Inc. and Terrance H. Gregg dated May 19, 2005.	8-K	N/A	May 24, 2005	99.01
10.14	Offer letter between DexCom, Inc. and Jorge Valdes dated October 17, 2005.*					X
10.15	Offer letter between DexCom, Inc. and Rodney Kellogg, dated December 12, 2005.*					X
14.01	Code of Ethics for Financial Employees					X

23.01	Consent of Independent Registered Public Accounting Firm.	X
24.01	Power of Attorney. (See page 58 of this Form 10-K).	X
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***	X
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***	X

*                     Represents a management contract or compensatory plan.

**               Confidential treatment has been granted for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and were filed separately with the Securities and Exchange Commission.

***         This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that DexCom specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXCOM, INC.
(Registrant)

Dated: February 27, 2006	By:	/s/ Steven J. Kemper
Steven J. Kemper, Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew P. Rasdal and Steven J. Kemper, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature	Title	Date
/s/ Andrew P. Rasdal	President, Chief Executive Officer and
Andrew P. Rasdal	Director	February 27, 2006
(Principal Executive Officer)
/s/ Steven J. Kemper	Chief Financial Officer
Steven J. Kemper	(Principal Financial Officer)	February 27, 2006
/s/ Donald L. Lucas	Chairman of the Board of Directors
Donald L. Lucas		February 27, 2006
/s/ Brent Ahrens	Director
Brent Ahrens		February 27, 2006
/s/ Kim Blickenstaff	Director
Kim Blickenstaff		February 27, 2006
/s/ Sean Carney	Director
Sean Carney		February 27, 2006
/s/ Terrance H. Gregg	Director
Terrance H. Gregg		February 27, 2006
/s/ Donald A. Lucas	Director
Donald A. Lucas		February 27, 2006
/s/ Glen D. Nelson	Director
Glen D. Nelson, M.D.		February 27, 2006
/s/ Jay Skyler	Director
Jay Skyler, M.D.		February 27, 2006