Form 10-Q
period 2006-06-30
DEXCOM INC
filed 2006-07-21
CIK 1093557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☐   No  ☒

As of July 10, 2006, 28,060,504 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.
Table of Contents

DexCom, Inc.

BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,977,872	$37,247,064
Short-term marketable securities, available-for-sale	48,365,007	13,277,688
Accounts receivable, net	91,404	—
Inventory	3,207,629	—
Prepaid and other current assets	1,408,929	488,015
Total current assets	77,050,841	51,012,767

Property and equipment, net	6,657,203	5,463,491
Restricted cash	914,000	250,000
Total assets	$84,622,044	$56,726,258

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,216,212	$6,008,194
Accrued payroll and related expenses	2,207,158	889,362
Accrued clinical trials	350,976	176,540
Current portion of long-term debt	150,000	—
Total current liabilities	4,924,346	7,074,096

Deferred rent	340,953	240,099
Long-term debt, net of current portion	1,350,000	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively.	—	—
Common stock, $0.001 par value, 100,000,000 authorized; 28,059,015 and 25,416,559 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively.	28,059	25,417
Additional paid-in capital	183,903,894	134,257,379
Deferred stock-based compensation	—	(1,084,214)
Accumulated other comprehensive loss	(62,740)	(11,928)
Accumulated deficit	(105,862,468)	(83,774,591)
Total stockholders’ equity	78,006,745	49,412,063
Total liabilities and stockholders’ equity	$84,622,044	$56,726,258

See accompanying notes to financial statements

DexCom, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$479,078	$—	$493,853	$—
Cost of sales	2,090,544	—	4,171,764	—
Gross margin	(1,611,466)	—	(3,677,911)	—

Operating expenses:
Research and development	5,361,419	5,345,568	10,855,505	10,780,645
Selling, general and administrative	4,932,359	1,496,658	8,773,799	2,183,253
Total operating expenses	10,293,778	6,842,226	19,629,304	12,963,898
Interest and other income	736,424	457,978	1,219,338	593,715
Net loss	(11,168,820)	(6,384,248)	(22,087,877)	(12,370,183)
Accretion to redemption value of Series B, Series C, and Series D redeemable convertible preferred stock	—	(15,242)	—	(122,232)
Net loss attributable to common stockholders	$(11,168,820)	$(6,399,490)	$(22,087,877)	$(12,492,415)

Basic and diluted net loss per share attributable to common stockholders	$(0.41)	$(0.29)	$(0.84)	(1.01)
Shares used to compute basic and diluted net loss per share attributable to common stockholders	27,080,115	22,140,149	26,322,567	12,417,909

See accompanying notes to financial statements

DexCom, Inc.

STATEMENTS OF CASH FLOW

(unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net loss	$(22,087,877)	$(12,370,183)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,027,000	340,306
Share-based compensation	2,923,636	1,003,478
Accretion and amortization related to investments, net	(143,643)	(4,467)
Compensation expense associated with stock options issued to consultants	—	62,816
Changes in operating assets and liabilities:
Inventories	(3,207,629)	—
Accounts receivable	(91,404)	—
Prepaid and other assets	(496,463)	(601,536)
Restricted cash	(664,000)	(50,000)
Accounts payable and accrued liabilities	(3,667,546)	1,167,175
Accrued payroll and related expenses	1,317,796	133,162
Deferred rent	100,854	21,624
Net cash used in operating activities	(24,989,276)	(10,297,625)

Investing activities
Purchase of available-for-sale marketable securities	(47,748,939)	(15,225,734)
Proceeds from the maturity of available-for-sale marketable securities	12,330,000	—
Purchase of property and equipment	(2,220,712)	(970,503)
Net cash used in investing activities	(37,639,651)	(16,196,237)

Financing activities
Net proceeds from issuance of common stock	47,859,735	50,755,102
Proceeds from equipment loan	1,500,000	—
Net cash provided by financing activities	49,359,735	50,755,102
Increase (decrease) in cash and cash equivalents	(13,269,192)	24,261,240
Cash and cash equivalents, beginning of period	37,247,064	27,229,208
Cash and cash equivalents, ending of period	$23,977,872	$51,490,448

Non-cash investing and financing transactions:
Conversion of Series A, B, C, and D preferred stock	$—	$77,099,572
Accretion to redemption value of Series B, Series C, and Series D redeemable convertible preferred stock	$—	$122,232

See accompanying notes to financial statements

DexCom, Inc.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

DexCom, Inc. (the “Company”) is a medical device company focused on the design, development, and commercialization of continuous glucose monitoring systems for people with diabetes. On March 24, 2006, the Company received approval from the U.S. Food and Drug Administration, or FDA, for its Short-Term Continuous Glucose Monitoring System, or STS. The Company commenced initial commercial shipments of its STS throughout the United States on March 28, 2006 and during the quarter ended June 30, 2006 exited the development stage. This approval allows for the use of the STS by adults with diabetes to detect trends and track blood glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments.  The Company has also focused development activities on a long-term continuous glucose monitoring system with a sensor that must be implanted by a physician.  The long-term sensor has not received approval from the FDA. Since inception, the Company has devoted substantially all of its resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials, and more recently, to the commercialization of our STS.

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. The information as of June 30, 2006, and for the three and six months ended June 30, 2006 and 2005, is unaudited.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2006, and the results of its operations and cash flows for the three and six months ended June 30, 2006 and 2005.  These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and applied consistently with those used in the preparation of the audited financial statements for the year ended December 31, 2005 included in the Company’s annual report on Form 10-K.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.  Significant estimates include estimated warranty accruals, employee bonus, and clinical study expenses that are comprised of payments for work performed by contract research organizations, physicians and participating hospitals. Employee bonus is accrued ranging from 15% to 25% of wages and assumes the achievement of certain targets by the end of 2006. Expenses are accrued for clinical studies performed by contract research organizations based on estimates of work performed under contracts. Expenses for setting up clinical trial sites are accrued immediately. Clinical expenses related to patient enrollment and monitoring are accrued as patients are enrolled and monitored in a trial.  In addition, we use assumptions to estimate the fair value of share-based compensation.

Share-Based Compensation

Our share-based employee compensation plans are described in Note 4.  On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including grants of employee stock options and stock purchases by employees under the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), for periods beginning in fiscal 2006.  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006.  The Company’s Statement of Operations as of and for the three and six months ended June 30, 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Statements of Operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $1,634,868 and $2,923,636, respectively.  Share-based compensation expense of $480,574 and $1,066,294 for the three and six months, respectively, ended June 30, 2005 was related to the grant of certain options to employees during 2004 and represented the difference between the fair value of the common stock and the option exercise price at the date of grant accounted for in accordance with APB 25.

Prior to January 1, 2006, the Company had adopted the disclosure-only provision of SFAS 123.  Accordingly, the Company had not previously recognized compensation expense, except for stock-based compensation expense accounted for in accordance with APB 25.  The table below reflects net income and diluted net income per share for the three and six months ended June 30, 2005 recognized under APB 25 compared with net income and diluted net income per share assuming the Company determined compensation expense consistent with SFAS 123 for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss attributable to common stockholders, as reported	$(6,399,490)	$(12,492,415)
Add: Stock-based employee compensation expense included in net loss	480,574	1,066,294
Deduct: Stock-based employee compensation expense determined under fair-value method	(1,177,144)	(1,987,746)
Pro forma net loss attributable to common stockholders	$(7,096,060)	$(13,413,867)
Basic and diluted net loss per share attributable to common stockholders	$(0.29)	$(1.01)
Pro forma basic and diluted net loss per share attributable to common stockholders	$(0.32)	$(1.08)

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods as stock-based compensation expense in the Company’s Statement of Operations.  For the three and six months ended June 30, 2006, the Company’s Statement of Operations included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of share-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight-line single-option method. As share-based compensation expense recognized in the Statement of Operations for the first six months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

Revenue Recognition

Revenue on product sales is recognized upon shipment.  The Company accrues for estimated warranty costs at the time of shipment based on historical experience.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.  The separate display of stock-based compensation expenses associated with research and development and selling, general, and administrative totaling $366,850 and $113,724, respectively, for the three months ended June, 2005 and $797,650 and 268,644, respectively, for the six months ended June 30, 2005 have been reclassified as components of research and development and selling, general, and administrative expenses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net loss attributable to common stockholders	$(11,168,820)	$(6,399,490)	$(22,087,877)	$(12,492,415)
Unrealized loss on available-for-sale marketable securities	(46,858)	(12,822)	(50,812)	(21,456)
Comprehensive loss	$(11,215,678)	$(6,412,312)	$(22,138,689)	$(12,513,871)

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

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Warrant	43,729	43,729	43,729	43,729
Options to purchase common stock	3,771,711	3,114,075	3,771,711	3,114,075
Restricted stock	14,813	19,750	14,813	19,750
	3,830,253	3,177,554	3,830,253	3,177,554

3.      Stockholder’s Equity

Follow-on Offering

On May 2, 2006, the Company and selling stockholders closed a follow-on offering in which they sold an aggregate of 5,499,875 shares of its common stock.  Of the 5,499,875 shares, 2,117,375 were sold by the Company for net proceeds of approximately $47.0 million, after deducting underwriting discounts, commissions and estimated offering expenses, and 3,382,500 shares were sold by selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

4.      Benefit Plans

2006 Bonus Pool

In December 2005, the Compensation Committee of the Company approved the 2006 Bonus Pool.  Under the 2006 Bonus Pool, the Company’s employees, including its executive officers, are eligible for cash bonus awards (“Awards”) for their 2006 performance.  The 2006 Bonus Pool includes an amount, of up to 25% of salary and wages for non sales employees, to be awarded from the pool based on the weighted average achievement measured against certain objectives.  The employee bonus is accrued in amounts ranging from 15% to 25% of wages and assumes the achievement of certain targets by the end 2006.

Employee Stock Purchase Plan

The ESPP permits eligible employees of the Company to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 10% of the participant’s cash compensation subject to certain limitations, and the purchase price will not be less than 85% of the lower of the fair market value of the stock at either the beginning of the applicable “Offering Period” or the Purchase Date.  Except for the First Offering Period, each Offering Period is 12 months, with new Offering Periods commencing every six months on the dates of February 1 and August 1 of each year.  Each Offering Period consists of two (2) six month purchase periods (each a “Purchase Period”) during which payroll deductions of the participants are accumulated under the ESPP.  The last business day of each Purchase Period is referred to as the “Purchase Date.”  The First Offering Period runs from April 13, 2005 to July 31, 2006 and includes the Purchase Dates of January 31 and July 31 of 2006.  Thereafter, Purchase Dates shall be every six months on the dates of January 31 and July 31. Annually in January of each year, subject to Board discretion and certain limitations, shares reserved for the ESPP will automatically be increased by a number of shares equal to 1% of the total number of issued and outstanding shares of the Company’s common stock at the preceding year end. On January 31, 2006, the Company issued 35,556 shares of common stock under the ESPP.

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

Valuation and expense information under SFAS 123(R) and SFAS 123

The following table summarizes share-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three and six months ended June 30, 2006 and under APB 25 for employee stock options for the three and six months ended June 30, 2005 allocated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Cost of sales	$123,469	$—	$212,540	$—
Research and development	599,882	366,850	1,209,408	797,650
Selling, general and administrative	911,517	113,724	1,501,688	268,644
Share-based compensation expense included in operating expenses	$1,634,868	$480,574	$2,923,636	$1,066,294

The Company estimated the fair value of each option grant and ESPP purchase rights on the date of grant using the Black-Scholes option pricing model with the below assumptions.

Options:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate (range)	4.9 – 5.2%	3.8 – 4.0%	4.6 – 5.2%	3.8 – 4.0%
Dividend yield	—	—	—	—
Expected volatility	0.51	0.60	0.51	0.60
Expected life (in years)	6.1	5.0	6.1	5.0

ESPP:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate (range)	*—	3.3 – 3.5%	4.6%	3.3 – 3.5%
Dividend yield	*—	—	—	—
Expected volatility	*—	0.40	0.43 – 0.49	0.40
Expected life (in years)	*—	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0

* There were no new offerings during the three months ended June 30, 2006.

Stock Option Activity

A summary of stock option activity under all share-based compensation plans during the six months ended June 30, 2006 is as follows:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	3,557,395	$4.33
Granted	790,800	20.32
Exercised	(485,662)	0.97
Cancelled	(90,822)	16.79
Outstanding at June 30, 2006	3,771,711	7.82

The weighted average fair values of options granted was $11.11 for the six months ended June 30, 2006.

The Company received proceeds of $321,874 and $39,954 for the three months ended June 30, 2006 and 2005, respectively, and $472,255 and $243,151 for the six months ended June 30, 2006 and 2005, respectively, from the exercise of stock options.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

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

As share-based compensation expense recognized in the Statement of Operations for the first six months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The following table summarizes information about stock options outstanding at June 30, 2006:

Options Outstanding					Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.30 - $2.40	2,084,696	7.3	$1.13	$25,944,818	1,258,774	$0.83	$16,051,315
$10.00 - $12.28	503,738	8.9	11.62	988,965	125,609	11.54	256,090
$13.11 - $14.30	477,000	9.4	14.00	20,365	22,243	14.00	—
$17.64 - $21.81	632,777	9.8	20.15	—	6,102	20.83	—
$22.25 - $25.80	73,500	9.9	24.92	—	—	—	—
	3,771,711			$26,954,148	1,412,728		$16,307,405

The Company defines in-the-money options at June 30, 2006 as options that had exercise prices that were lower than the $13.58 closing market price of the Company’s common stock at that date. The aggregate intrinsic value of options outstanding at June 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 2,706,934 shares that were in-the-money at that date. There were 1,384,383 in-the-money options exercisable at June 30, 2006. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $9,017,727, determined as of the date of exercise.

Restricted Stock Awards

During 2005, the Company issued 19,750 shares of unvested restricted common stock awards to certain employees.  The grant awards vest 25% annually and are fully vested following the fourth anniversary of the vesting start date which ranges between January 3 and February 14, 2009.  Vesting is subject to employment and the Company has the right to repurchase unvested shares at the original issuance price of $0.001 per share subject to certain terms and conditions.  As of June 30, 2006, there were 14,813 shares subject to repurchase with an intrinsic value of $201,000.

Reserved Shares

The Company has reserved shares of common stock for future issuance as follow:

	June 30,	December 31,
	2006	2005
Warrant	43,729	43,729
Stock options under the Company’s plans:
Granted and outstanding	3,771,711	3,557,395
Reserved for future grant	2,332,271	2,269,753
Employee Stock Purchase Plan	364,444	150,000
Total	6,512,155	6,020,877

5. Related Party Transactions

The Company’s Chairman is a director of Oracle Corporation.  For expenditures relating to the Company’s ERP system, the company paid Oracle Corporation $109,569 during the six months ended June 30, 2006 and recorded expenses of $38,085.

6. Commitments and Contingencies

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

Litigation

On August 11, 2005, Abbott Diabetes Care, Inc., or Abbott, filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware, seeking a declaratory judgment that the Company’s short-term glucose monitor infringes certain patents held by Abbott. The Company moved to dismiss these claims on August 31, 2005 on the grounds that Abbott’s complaint was premature. In addition to the Company’s motion to dismiss, the Company also filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office on January 25, 2006 and February 1, 2006. On February 22, 2006, the Company filed a motion to stay the entirety of the Delaware case pending decision from the Patent Office on those requests for reexamination, and in March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against the Company in the litigation. On February 23, 2006, the Court held a scheduling conference, during which it set a trial date of October 9, 2007. The court has not yet reviewed or ruled on the Company’s motions to dismiss or stay the case. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by the Company’s short-term glucose monitor. The Company intends to vigorously contest the action.  Although it is the Company’s position that Abbott’s assertions of infringement have no merit, neither the outcome of the litigation nor the amount and range of potential fees can be assessed.  No assurances can be given that the Company will prevail in the lawsuit or that the Company can successfully defend itself against the claims made by Abbot, and the Company expects to incur significant costs in defending the action, which could have a material adverse effect on the Company’s financial condition and results of operations regardless of the final outcome of such litigation.

Purchase Commitments

The Company is party to various purchase arrangements related to components used in research and development activities.  As of June 30, 2006, the Company had purchase commitments with certain vendors totaling approximately $3,014,000 due within one year.  There are no purchase commitments due beyond one year.

Loan

In March 2006, the Company entered into a loan and security agreement that provides for up to $5,000,000 to finance various equipment purchases. The loan bears an interest rate equal to the lender’s prime rate plus 0.25% and matures in September 2009. At June 30, 2006, the interest rate was 8.25%.  The agreement requires monthly interest payments.  The outstanding principal balance is amortized and payable over the term of the agreement beginning the earlier of March 2007 or when funds are fully drawn. The Company has granted a security interest in substantially all of its tangible assets as collateral for the loans under the loan and security agreement. The agreement imposes certain limitations on the Company’s ability to engage in certain transactions. At June 30, 2006, the Company had borrowings of $1,500,000 under the loan and security agreement and $3,500,000 was available for future borrowings.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are based upon current expectations.  These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology.  Forward-looking statements involve risks and uncertainties.  Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including a lack of acceptance in the marketplace by physicians and patients, the inability to manufacture products in commercial quantities at an acceptable cost, possible delays in the company’s research and development programs, the inability of patients to receive reimbursements from third-party payors, inadequate financial and other resources and the other risks those set forth below under “Risk Factors” and elsewhere in this report.  We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

Overview

We are a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for people with diabetes. On March 24, 2006, we received approval from the U.S. Food and Drug Administration, or FDA, for our Short-Term Continuous Glucose Monitoring System, or STS. We commenced initial commercial shipments of our STS throughout the United States on March 28, 2006 and during the quarter ended June 30, 2006 exited the development stage. Our approval allows for the use of our STS by adults with diabetes to detect trends and track blood glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments. Our STS is indicated for use as an adjunctive device to complement, not replace, information obtained from standard home blood glucose monitoring devices. Our STS must be prescribed by a physician and includes a disposable sensor, a transmitter and a small cell phone-sized receiver. The sensor is inserted by the patient and is intended to be used continuously for three days after which it is removed and may be replaced by a new sensor. Our STS transmitter and receiver are reusable. Since inception, we have devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. More recently, we have devoted considerable resources for the commercialization of our STS as well as the continued clinical development of our technology platform.

To support our national product launch, we have built a direct sales organization to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. To complement our direct sales efforts, we intend to employ clinical specialists who will educate and provide clinical support for our products. We expect to continue to grow our sales and marketing organization to support the commercial launch of our STS. We believe a direct, highly-specialized and focused sales organization will be sufficient for us to support our commercial launch.

We are leveraging our technology platform to enhance the capabilities for our STS and develop additional continuous glucose monitoring products. During our second fiscal quarter of 2006, we filed a PMA supplement with the FDA seeking approval for a second generation STS product intended to be worn by the patient continuously for up to seven days. We are continuing clinical development to seek replacement claim labeling from the FDA, which would allow patients to use our STS as the sole basis for making therapeutic adjustments, to obtain a pediatric indication for our STS, and are developing a product for the in-hospital monitoring market. Finally, we are continuing development of a long-term continuous blood glucose monitoring system with a sensor that can be implanted by a physician in a short outpatient procedure requiring only local anesthesia. Our clinical trials may be delayed due to scheduling issues with patients and investigators, institutional review boards, sensor performance and manufacturing supply constraints, among other factors. Support of these clinical trials requires significant resources in research and development, manufacturing, quality assurance, and clinical and regulatory personnel.  Even if our development and clinical trial efforts are successful, the FDA may not approve our products, and if approved, we may not achieve acceptance in the marketplace by physicians and patients.

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

Revenues are generated from sales of our STS transmitter and receiver and from the recurring sales of disposable sensors. The disposable sensor is inserted by the patient and intended to be used continuously for three days, after which it may be replaced with a new disposable sensor. Our STS transmitter and receiver are reusable. In the event we establish an installed base of patients using our STS, we expect to generate an increasing portion of our revenues through recurring sales of our disposable sensors. We generally recognize revenue on our products upon shipment. Generally, our sales terms provide for customer payment at the time of order.

As of June 30, 2006, we had generated $494,000 of revenue, and we have incurred net losses in each year since our inception in May 1999. Through June 30, 2006, we had a accumulated deficit of $105.9 million. We expect our losses to continue and increase as we expand our clinical trial activities and initiate commercialization activities. We have financed our operations primarily through offerings of equity securities. In April 2005, we completed our initial public offering in which we sold 4,700,000 shares of common stock for net proceeds of $50.5 million. In March 2006, we entered into a loan and security agreement that provides for a loan of up to $5.0 million to finance various equipment expenses. As of June 30, 2006, we had $1.5 million in borrowings under this agreement. On May 2, 2006 we completed a follow-on offering of 2,117,375 shares of our common stock at $24 per share for gross proceeds of $50.8 million. After deduction of underwriting discounts and expenses of the offering we received net proceeds of $47.0 million.

Financial Operations

Revenue

As of June 30, 2006, we generated $494,000 in revenue from the sale of our continuous glucose monitoring systems after launching our system on March 28, 2006. We expect that any revenues we generate from the sales of our STS will fluctuate from quarter to quarter.

Cost of Sales

Cost of sales includes direct labor and material costs related to each product sold as well as fixed overhead supporting our manufacturing operations including facilities, material procurement and control, manufacturing engineering, quality control, scrap, assembly and test labor, supervision and management. These costs are primarily salary, fringe benefits, stock based compensation, facility expense, supplies and purchased services. The majority of our costs are currently fixed due to the relatively low production volumes compared to our potential capacity. From our inception until December 31, 2005, all of our manufacturing costs were included in research and development expense due to our development stage. From January 1, 2006 and forward these costs are included in cost of sales.

Research and Development

Our research and development expenses primarily consist of engineering and research expenses related to our continuous glucose monitoring technology, clinical trials, regulatory expenses, materials and products for clinical trials. Up until December 31, 2005 our manufacturing costs were included in research and development expense. Research and development expenses are primarily related to employee compensation, including salary, fringe benefits, recruitment, stock based compensation, relocation and temporary employee expenses. We also incur significant expenses to operate our clinical trials including trial design, clinical site reimbursement, data management and associated travel expenses. Our research and development expenses also include fees for design services, contractors and development materials. We expect our research and development expenses to increase as we continue to support the development and clinical trials of additional products.

Selling, General and Administrative

Our selling, general and administrative expenses primarily consist of salary, fringe benefits and stock based compensation for our executive, financial, sales, marketing and administrative functions. Other significant expenses include trade show expenses, insurance, professional fees for our outside legal counsel and independent auditors, litigation expenses and expenses for board meetings. We expect our selling, general and administrative expenses to increase to support the commercial launch of our STS.

Results of Operations

Quarter Ended June 30, 2005 Compared to June 30, 2006.

Revenue, Cost of Sales and Gross Margin

We recorded revenues of $479,000 for the second quarter of 2006 after launching our first product on March 28, 2006. No revenues were recorded in 2005. Cost of sales increased to $2.1 million for the second quarter of 2006 compared to zero for the second quarter in 2005. During 2005 these costs were included in research and development expense. Cost of sales includes both the direct costs of each product sold and the fixed costs associated with maintaining our manufacturing operations. During the second quarter of 2006, our cost of sales included a credit for approximately $1.1 million of costs related to materials that had been previously expensed in 2005. Changes in cost of sales was primarily related to $0.8 million in higher compensation expense, $327,000 in increased facility and equipment depreciation costs, $191,000 in higher supplies and $123,000 in stock based compensation expenses, primarily offset by a credit of $1.1 million for materials purchased and expensed in 2005.

Research and Development.  Research and development expense, including stock-based compensation, increased $16,000 to $5.4 million for the second quarter of 2006, compared to $5.3 million for the second quarter of 2005. Changes in research and development expenses were related to $0.9 million in increased development expenses and $0.3 million in higher clinical costs offset by a $1.1 million decrease in manufacturing expenses that are now classified in cost of sales for the second quarter of 2006. Included in the increased research and development expenses were $600,000 in stock based compensation, $390,000 in increased compensation expenses and $226,000 in greater tooling and fixturing costs primarily offset by $1.1 million in lower manufacturing costs that are included in cost of sales for 2006.

Selling, General and Administrative.  Selling, general and administrative expense, including stock-based compensation, increased $3.4 million to $4.9 million for the second quarter of 2006, compared to $1.5 million for the second quarter of 2005. The increase was primarily due to $2.1 million in higher sales and marketing costs including $1.2 million for increased compensation, and $442,000 for higher advertising and promotion as well as, $338,000 in higher administrative compensation costs and $327,000 in higher legal expenses.

Interest and Other Income, Net.  Interest and other income increased $278,000 to $736,000 for the second quarter of 2006, compared to $458,000 for the second quarter of 2005. The increase was due to higher combined average cash, cash equivalents, and short-term marketable securities balances due to our follow-on public offering that closed in May 2006, along with higher interest rates.

Six Months Ended June 30, 2005 Compared to June 30, 2006.

Revenue, Cost of Sales and Gross Margin. We recorded revenues of $494,000 for the six months ending June 30, 2006 after launching our first product on March 28, 2006. No revenues were recorded in 2005. Cost of sales increased $4.2 million to $4.2 million for the six months ending June 30, 2006 compared to zero for the six months ending June 30, 2005. During 2005 these costs were included in research and development expense. The $4.2 million of manufacturing costs included in cost of sales for the six months ending June 30, 2006 reflects a $0.9 million increase compared to the $2.3 million of these expenses that were included in research and development expense for the same period of 2005. The increase in cost of sales was primarily related to $1.5 million in higher compensation expense, $0.6 million in increased facility and equipment costs and $213,000 in stock based compensation, primarily offset by a credit for materials of $1.1 million that had been previously expensed in 2005.

Research and Development.  Research and development expense, including stock-based compensation, increased $75,000 to $10.9 million for the six months ending June 30, 2006, compared to $10.8 million for the same period in 2005. The increase was related to $1.9 million in increased development expenses and $412,000 in higher clinical costs offset by a $2.3 million decrease in manufacturing expenses that are now classified in cost of sales for 2006. Changes in research and development expenses were driven by $1.4 million in increased compensation expenses, $412,000 in greater stock based compensation costs and $448,000 in higher facility and equipment expenses.

Selling, General and Administrative.  Selling, general and administrative expense, including stock-based compensation, increased $6.6 million to $8.8 million for the six months ending June 30, 2006, compared to $2.2 million for the same period in 2005. The increase was primarily due to $3.6 million in higher sales and marketing costs including $1.7 million in increased compensation, $0.8 million in higher advertising and promotions, and $3.0 million in higher administrative costs, including higher public company and legal expenses.

Interest and Other Income, Net.  Interest and other income increased $626,000 to $1.2 million for the six months ending June 30, 2006, compared to $594,000 for the same period in 2005. The increase was due to higher combined average cash, cash equivalents, and short-term marketable securities balances due to our follow-on public offering that closed in May 2006 along with higher interest rates.

Liquidity and Capital Resources

We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of June 30, 2006, we had an accumulated deficit of $105.9 million and had working capital of $72.1 million, which included $72.3 million in cash, cash equivalents and short-term marketable securities. We have funded our operations primarily from the sale of equity securities, raising aggregate net proceeds of $170.0 million through June 30, 2006. In April 2005, we completed our initial public offering in which we sold 4,700,000 shares of common stock for net proceeds of $50.5 million. Concurrent with the closing of our initial public offering, all of our outstanding preferred stock converted into common stock. On March 20, 2006, we entered into a loan and security agreement that provides for a loan of up to $5.0 million to finance various equipment expenses. On May 2, 2006 we completed the sale of 2,117,375 shares of common stock at $24 per share for net proceeds of $47.0 million.

Net Cash Used in Operating Activities.  Net cash used in operating activities increased $14.7 million to $25.0 million for the six months ending June 30, 2006, compared to $10.3 million for the same period in 2005. The increase in cash used in operations was primarily due to our increased net loss as we increased capacity of our manufacturing operations and added a sales and marketing capability. We also used $3.2 million in cash to build inventories and $3.7 million in payments on accounts payable and accrued liabilities, partially offset by non-cash expense items of $2.9 million in share-based compensation and $1.0 million in depreciation expense.

Net Cash Used in Investing Activities.  Net cash used in investing activities increased $21.4 million to $37.6 million for the six months ending June 30, 2006, compared to $16.2 million for the same period of 2005. The increase was primarily due to purchases of short-term marketable securities as we invested the proceeds from our follow-on offering. For the six months ending June 30, 2006, we invested $2.2 million in equipment and facilities to support manufacturing capacity increases and sales and marketing expansion.

Net Cash Provided (Used) by Financing Activities.  Net cash provided by financing activities decreased $1.4 million to $49.4 million for the six months ending June 30, 2006, compared to $50.8 million for the same period of 2005. The cash provided in 2006 was primarily related to the net proceeds from our follow-on offering and the cash provided in 2005 was related to the net proceeds from our initial public offering.

On March 20, 2006, we entered into a loan and security agreement that provides for a loan of up to $5.0 million to finance various equipment expenses. The loan bears an interest rate equal to the lender’s prime rate plus 0.25% and matures on September 20, 2009. We have granted a security interest in substantially all of our tangible assets as collateral for the loans under the loan and security agreement. The agreement imposes certain limitations on our ability to engage in certain transactions. At June 30, 2006, we had $1.5 million in borrowings under the loan and security agreement allocated between long-term and short-term portions.

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

•      our ability to efficiently scale our manufacturing operations to meet demand for our current and any future products;

•      the costs to produce our monitoring systems;

•      the quality levels of our systems and services

•      the costs and timing of additional regulatory approvals;

•      the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including, but not limited to, defending the patent infringement lawsuit filed against us by Abbott;

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

Contractual Obligations

In March 2006, the Company entered into a loan and security agreement that provides for a loan of up to $5.0 million to finance various equipment expenses. As of June 30, 2006, there was a balance of $1.5 million and $3.5 million available for future borrowings.  We are required to repay the outstanding balance beginning March 2007 until September 2009 on a pro rata basis plus interest.

In April 2006, we entered into an office lease agreement for approximately 66,400 square feet of additional facilities located near our headquarters in San Diego, CA.  We also have a five-year option to renew the lease upon the expiration of the initial term. In connection with the lease, we entered into a $664,000 letter of credit to secure future payments under the lease and paid a security deposit in the amount of $89,640 in April 2006.  Excluding real estate taxes and operating costs, we are required to make monthly payments through April 2014 totaling $8.9 million.

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

Share-Based Compensation

Our share-based employee compensation plans are described in Note 4.  On January 1, 2006, the we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes our previous accounting under APB 25 and SFAS 123, for periods beginning in fiscal 2006.  In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the our fiscal year 2006.  Our Statement of Operations as of and for the three and six months ended June 30, 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Statements of Operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS
123(R). Share-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $1,635,000 and $2,924,000 respectively.  Share-based compensation expense of $481,000 and $1,066,000 for the three and six months ended June 30, 2005 was related to the grant of certain options to employees during the 2004 which represented the difference between the fair value of the common stock and the option exercise price at the date of grant accounted for in accordance with APB 25.  As of June 30, 2006, there was $12.1 million of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of our operating expenses through 2010.

Prior to January 1, 2006, we had adopted the disclosure-only provision of SFAS 123.  Accordingly, we had not previously recognized compensation expense, except for share-based compensation expense accounted for in accordance with APB 25.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods as share-based compensation expense in the Company’s Statement of Operations.  For the three and six months ended June 30, 2006, the Statement of Operations included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of share-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight-line single-option method. As share-based compensation expense recognized in the Statement of Operations in fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

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

Bonus Accrual

We record accruals for estimated bonus payments based on a percentage of salary and wages for non sales employees, to be awarded from the pool based on the weighted average achievement measured against certain objectives.  The employee bonus is accrued ranging from 15% to 25% of wages and assumes the achievement of certain targets by the end 2006.

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

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 11, 2005, Abbott Diabetes Care, Inc., or Abbott, filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware, seeking a declaratory judgment that our short-term glucose monitor infringes certain patents held by Abbott. We moved to dismiss these claims on August 31, 2005 on the grounds that Abbott’s complaint was premature. In addition to the our motion to dismiss, we also filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office on January 25, 2006 and February 1, 2006. On February 22, 2006, we filed a motion to stay the entirety of the Delaware case pending decision from the Patent Office on those requests for reexamination, and in March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against us in the litigation. On February 23, 2006, the Court held a scheduling conference, during which it set a trial date of October 9, 2007. The court has not yet reviewed or ruled on our motions to dismiss or stay the case.  On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by the Company’s short term glucose monitor. We intend to vigorously contest the action.  Although it is our position that Abbott’s assertions of infringement have no merit, neither the outcome of the litigation nor the amount and range of potential fees can be assessed.  No assurances can be given that we will prevail in the lawsuit or that we can successfully defend ourselves against the claims made by Abbott, and we expect to incur significant costs in defending the action, which could have a material adverse effect on our business and our results of operations regardless of the final outcome of such litigation.

ITEM 1A. RISK FACTORS

Factors that May Affect our Financial Condition and Results of Operations

We have a limited operating history and our STS may never achieve market acceptance.

We are a medical device company with a limited operating history. We received approval from the FDA for our STS on March 24, 2006 and have recently launched this product throughout the United States. We expect that sales of our STS, which consists of a cell phone-sized receiver, transmitter and disposable sensor, will account for substantially all of our revenue for the foreseeable future. However, we have limited experience in selling our products and we might be unable to successfully commercialize our STS for a number of reasons, including:

•                  market acceptance of our STS by physicians and patients will largely depend on our ability to demonstrate its relative safety, efficacy, cost-effectiveness and ease of use;

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

•                  patients do not generally receive reimbursement from third-party payors for their purchase of our STS, which may reduce widespread use of our STS;

•                  the introduction and market acceptance of competing products and technologies;

•                  our inability to obtain sufficient quantities of supplies from our sole source and other key suppliers; and

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

We have incurred net losses in each year since our inception in May 1999, including a net loss attributable to common stockholders of $22.1 million for the six months ended June 30, 2006. As of June 30, 2006, we had an accumulated deficit of $105.9 million. We have financed our operations primarily through private placements of our equity securities and our public offerings, and have devoted substantially all of our resources to research and development relating to our continuous glucose monitoring systems, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of our STS product. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public companies. As a result, we expect to continue to incur significant operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

If we are unable to establish adequate sales, marketing and distribution capabilities or enter into and maintain arrangements with third parties to sell, market and distribute our STS, our business may be harmed.

To achieve commercial success for our STS, we must either continue to develop and grow our sales and marketing organization or enter into arrangements with others to market and sell our products. We have recently established a small direct sales force to market our STS in the United States. Our sales organization competes with the experienced and well-funded marketing and sales operations of our competitors. We have limited experience developing and managing a direct sales organization and marketing and distributing our products, and we may be unsuccessful in our attempt to do so. Developing a direct sales organization is a difficult, expensive and time consuming process. To be successful we must:

•                  recruit and retain adequate numbers of effective sales personnel;

•                  effectively train our sales personnel in the benefits of our products;

•                  establish and maintain successful sales and marketing and education programs that encourage endocrinologists, physicians and diabetes educators to recommend our products to their patients; and

•                  manage geographically disbursed sales and marketing operations.

If we are unable to develop and maintain an adequate sales and marketing organization, or if our direct sales organization is not successful, we may have difficulty achieving market awareness and selling our products.

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

We currently have limited resources, facilities and experience in commercially manufacturing sufficient quantities of product to meet expected demand for our STS. In order to produce our STS in the quantities we anticipate will be necessary to meet market demand, we will need to increase our manufacturing capacity by a significant factor over the current level. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, materials procurement, problems with production yields and quality control and assurance. Developing commercial-scale manufacturing facilities will require the investment of substantial additional funds and the hiring and retention of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience. Also, the scaling of manufacturing capacity is subject to numerous risks and uncertainties, such as the availability and suitability of facility space, construction timelines, design, installation and maintenance of manufacturing equipment, among others, which can lead to unexpected delays. In addition, before we can produce our STS for commercial use at the new facility we have recently leased, the facility will have to undergo a pre-approval inspection by the FDA and corresponding state agencies. We cannot assure you that we will be able to develop and expand our manufacturing process and operations or obtain FDA and state agency approval of our new facility in a timely manner or at all. If we are unable to manufacture a sufficient supply of our STS or any future products for which we may receive approval, maintain control over expenses or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand and our business will suffer.

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

We rely on Flextronics International, Ltd. to manufacture and supply the receiver included as part of our continuous glucose monitoring systems and the circuit boards for our short-term and long-term sensors; we rely on AMI Semiconductor, Inc. to manufacture and supply the application specific integrated circuit, or ASIC, that is incorporated into the transmitter for our continuous glucose monitoring systems; we rely on Vita Needle to manufacture and supply the insertion needle in our STS; and we rely on The Tech Group to supply our injection molded components. Each of these suppliers is a sole-source supplier. In some cases, our agreements with these and our other suppliers can be terminated by either party upon short notice. Our contract manufacturers also rely on sole-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

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

On August 11, 2005, Abbott Diabetes Care, Inc., or Abbott, filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware, seeking a declaratory judgment that our short-term glucose monitor infringes certain patents held by Abbott. Abbott filed an amended complaint on June 27, 2006 alleging infringement of several additional patents.  Abbott could immediately seek a preliminary injunction that, if granted, would force us to stop making, using, selling or offering to sell our STS. Our STS is our only product that is approved for commercial sale, and if we were forced to stop selling it, our business and prospects would suffer. We cannot assure you that Abbott will not file for a preliminary injunction, that we would be successful in defending against such an action if filed or that we can successfully defend ourselves against the claim. In addition, defending against this action could have a number of material and adverse effects on our business, including those discussed in the following risk factor, regardless of the final outcome of such litigation.

We are subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from shipping affected products, require us to obtain licenses from third parties or to develop non-infringing alternatives, and subject us to substantial monetary damages and injunctive relief.

Other companies and Abbott could, in the future, assert infringement or misappropriation claims against us with respect to our current or future products. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of such third parties or others. Our competitors may assert that our continuous glucose monitoring systems or the methods we employ in the use of our systems are covered by U.S. or foreign patents held by them. This risk is exacerbated by the fact that there are numerous issued patents and pending patent applications relating to self-monitored glucose testing systems and implantable sensors in the medical technology field. Because patent applications may take years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our products infringe. There could also be existing patents of which we are unaware that one or more components of our system may inadvertently infringe. As the number of competitors in the market for continuous glucose monitoring systems grows, the possibility of inadvertent patent infringement by us or a patent infringement claim against us increases.

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

Our success and our ability to compete is dependent, in part, upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, copyright and trademark law, and trade secrets and nondisclosure agreements to protect our intellectual property. However, such methods may not be adequate to protect us or permit us to gain or maintain a competitive advantage. Our patent applications may not issue as patents in a form that will be advantageous to us, or at all. Our issued patents, and those that may issue in the future, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products.

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

Our STS does not eliminate the need for single-point finger stick devices and our future products may not be approved for that indication. No precedent for FDA approval of continuous glucose monitoring systems as a replacement for single-point finger stick devices has been established. Accordingly, there is no established study design or agreement regarding performance requirements or measurements in clinical trials for continuous glucose monitoring systems. We have not yet filed for FDA approval for replacement claim labeling and we cannot assure you that we will not experience delays if we do file. If any of our competitors were to obtain replacement claim labeling for a continuous glucose monitoring system, our STS may not be able to compete effectively against that system and our business would suffer.

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

•                  institutional review boards, or IRBs, and third-party clinical investigators may delay or reject our trial protocol;

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

We are continuing to invest in the development of our technology platform and will seek to obtain additional FDA approvals for continuous glucose monitoring systems in addition to our STS, including our seven-day STS for which we have filed a PMA supplement during the second quarter of 2006 and long-term continuous blood glucose monitoring systems. The regulatory approval process for these continuous glucose monitoring systems that are under development involves, among other things, successfully completing clinical trials and obtaining a PMA from the FDA. The PMA process requires us to prove the safety and efficacy of our continuous glucose monitoring systems to the FDA’s satisfaction. This process can be expensive and uncertain, requires detailed and comprehensive scientific and human clinical data, generally takes one to three years after a PMA application is filed and may never result in the FDA granting a PMA. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

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

Even if approved, our continuous glucose monitoring systems under development may not be approved for the indications that are necessary or desirable for successful commercialization. We may not obtain the necessary regulatory approvals to market these continuous glucose monitoring systems in the United States or anywhere else. Any delay in, or failure to receive or maintain, approval for our continuous glucose monitoring systems under development could prevent us from generating revenue from these products or achieving profitability.

We may be unable to complete the commercialization of our STS or the development and commercialization of our other continuous glucose monitoring systems without additional funding.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our STS, including further development of a direct sales force and expansion of our manufacturing capacity, and on research and development, including conducting clinical trials for our next generation continuous glucose monitoring systems. For the six months ended June 30, 2006, our net cash used in operating activities was $25.0 million, compared to $10.3 million for the same period in 2005, and as of June 30, 2006, we had working capital of $72.1 million, including $72.3 million in cash, cash equivalents and short-term marketable securities. We expect that our cash used by operations will increase significantly in each of the next several years, and we may need additional funds to complete the commercialization of our STS and for the development and commercialization of other continuous glucose monitoring systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the Securities and Exchange Commission, or SEC, will result in increased costs to us as we evaluate the implications of any new rules and regulations and respond to new requirements under such rules and regulations. We are required to comply with many of these rules and regulations, and will be required to comply with additional rules and regulations in the future. For example, we are evaluating our internal controls systems in order to allow us to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. As an early commercialization stage company with limited capital and human resources, we will need to divert management’s time and attention away from our business in order to ensure compliance with these regulatory requirements. This diversion of management’s time and attention may have a material adverse effect on our business, financial condition and results of operations.

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

For instance, estimating the fair value of share-based payments is highly dependent on assumptions regarding the future exercise behavior of our employees and changes in our stock price.  Our share-based payments have characteristics significantly different from those of freely traded options, and changes to the subjective input assumptions of our share-based payment valuation models can materially change our estimates of the fair values of our share-based payments. In addition, the actual values realized upon the exercise, expiration, early termination or forfeiture of share-based payments might be significantly different that our estimates of the fair values of those awards as determined at the date of grant.  Moreover, we rely on third parties that supply us with information or help us perform certain calculations that we employ to estimate the fair value of share-based payments.  If any of these parties do not perform as expected or make errors, we may inaccurately calculate actual or estimated compensation expense for share-based payments.

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

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on May 15, 2006. Of the 25,654,197 shares of common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 21,628,655 shares of common stock, representing 84.3% of the total number of shares entitled to vote at the meeting. This percentage represented a quorum. The following three proposals were presented and voted on at the meeting:

Proposal 1

To elect two Class I directors, Kim D. Blickenstaff and Terrance H. Gregg, to hold office until our 2009 Annual Meeting of Stockholders.  The two nominees were elected by a plurality of the shares represented and entitled to vote at the meeting. The voting results were:

Nominee	For	Withheld

Kim D. Blickenstaff	21,591,459	36,026
Terrance H. Gregg	21,531,294	96,191

Proposal 2

To consider and vote upon a proposal to approve an amendment of our 2005 Equity Incentive Plan to increase the number of shares of our common stock underlying annual option grants to non-employee directors from 10,000 shares to 20,000 shares.  The proposal was approved by more than a majority of the shares represented and entitled to vote at the meeting. The voting results were:

For	Against	Abstain	Broker Non-Vote

14,554,969	1,990,684	8,208	5,074,794

Proposal 3

To ratify the selection by the audit committee of our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006. The appointment was approved by more than a majority of the shares represented and entitled to vote at the meeting. The voting results were:

For	Against	Abstain	Broker Non-Vote

21,617,902	8,243	2,510	0

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

		Incorporated by Reference
				Date of
Exhibit			File	First	Exhibit	Provided
Number	Exhibit Description	Form	No.	Filing	Number	Herewith
10.18	Office Lease Agreement, dated April 4, 2006, between DexCom, Inc. and Kilroy Realty, L.P.	8-K	000-5122	April 6, 2006	99.01
10.19	Offer letter between DexCom, Inc. and Steven R. Pacelli dated April 10, 2006	8-K	000-5122	April 13, 2006	99.01
10.20	Amendment to Offer Letter Agreement, dated March 29, 2006, between the Company and Andy Rasdal	8-K	000-5122	April 4, 2006	99.01
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C.	—	—	—	—	X

Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

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

DEXCOM, INC.
(Registrant)

Dated: July 20, 2006	By:	/s/ Andrew P. Rasdal
Andrew P. Rasdal,
President and Chief Executive Officer

Dated: July 20, 2006	By:	/s/ Steven J. Kemper
Steven J. Kemper,
Chief Financial Officer