Form 10-Q
period 2006-09-30
DEXCOM INC
filed 2006-10-23
CIK 1093557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes   ☐    No   ☒

As of October 10, 2006, 28,103,817 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.
Table of Contents

DexCom, Inc.

BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,202,979	$37,247,064
Short-term marketable securities, available-for-sale	41,474,292	13,277,688
Accounts receivable, net	119,221	—
Inventory	1,937,111	—
Prepaid and other current assets	1,210,043	488,015
Total current assets	67,943,646	51,012,767

Property and equipment, net	6,678,480	5,463,491
Restricted cash	914,000	250,000
Total assets	$75,536,126	$56,726,258

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$3,064,669	$6,008,194
Accrued payroll and related expenses	2,416,667	889,362
Accrued clinical trials	546,710	176,540
Current portion of long-term debt	540,000	—
Total current liabilities	6,568,046	7,074,096

Deferred rent	462,462	240,099
Long-term debt, net of current portion	2,160,000	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively.	—	—
Common stock, $0.001 par value, 100,000,000 authorized; 28,102,341 and 25,416,559 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively.	28,102	25,417
Additional paid-in capital	185,615,369	134,257,379
Deferred stock-based compensation	—	(1,084,214)
Accumulated other comprehensive income (loss)	2,386	(11,928)
Accumulated deficit	(119,300,239)	(83,774,591)
Total stockholders’ equity	66,345,618	49,412,063
Total liabilities and stockholders’ equity	$75,536,126	$56,726,258

See accompanying notes to financial statements

DexCom, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$841,020	$—	$1,334,873	$—
Cost of sales	3,388,675	—	7,560,439	—
Gross margin	(2,547,655)	—	(6,225,566)	—

Operating expenses:
Research and development	4,634,157	5,042,993	15,489,662	15,823,638
Selling, general and administrative	7,073,768	1,818,060	15,847,567	4,001,313
Total operating expenses	11,707,925	6,861,053	31,337,229	19,824,951
Interest and other income	817,809	531,432	2,037,147	1,125,147
Net loss	(13,437,771)	(6,329,621)	(35,525,648)	(18,699,804)
Accretion to redemption value of Series B, Series C, and Series D redeemable convertible preferred stock	—	—	—	(122,232)
Net loss attributable to common stockholders	$(13,437,771)	$(6,329,621)	$(35,525,648)	$(18,822,036)

Basic and diluted net loss per share attributable to common stockholders	$(0.48)	$(0.25)	$(1.32)	$(1.12)
Shares used to compute basic and diluted net loss per share attributable to common stockholders	28,068,427	25,354,432	26,938,509	16,777,470

See accompanying notes to financial statements

DexCom, Inc.

STATEMENTS OF CASH FLOW

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net loss	$(35,525,648)	$(18,699,804)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,626,121	686,242
Share-based compensation	4,363,537	1,371,077
Accretion and amortization related to investments, net	(269,018)	(20,874)
Compensation expense associated with stock options issued to consultants	—	98,058
Changes in operating assets and liabilities:
Inventories	(1,937,111)	—
Accounts receivable	(119,221)	—
Prepaid and other assets	(363,420)	(726,491)
Restricted cash	(664,000)	(50,000)
Accounts payable and accrued liabilities	(2,623,355)	891,957
Accrued payroll and related expenses	1,527,305	438,433
Deferred rent	222,363	116,767
Net cash used in operating activities	(33,762,447)	(15,894,635)

Investing activities
Purchase of available-for-sale marketable securities	(55,170,880)	(26,624,534)
Proceeds from the maturity of available-for-sale marketable securities	26,899,000	9,080,000
Purchase of property and equipment	(2,841,110)	(2,394,815)
Net cash used in investing activities	(31,112,990)	(19,939,349)

Financing activities
Net proceeds from issuance of common stock	48,131,352	50,724,069
Proceeds from equipment loan	2,700,000	—
Net cash provided by financing activities	50,831,352	50,724,069
Increase (decrease) in cash and cash equivalents	(14,044,085)	14,890,085
Cash and cash equivalents, beginning of period	37,247,064	27,229,208
Cash and cash equivalents, ending of period	$23,202,979	$42,119,293

Non-cash investing and financing transactions:
Conversion of Series A, B, C, and D preferred stock	$—	$77,099,572
Accretion to redemption value of Series B, Series C, and Series D redeemable convertible preferred stock	$—	$122,232

See accompanying notes to financial statements

DexCom, Inc.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

DexCom, Inc. (the “Company”) is a medical device company focused on the design, development, and commercialization of continuous glucose monitoring systems for people with diabetes. On March 24, 2006, the Company received approval from the U.S. Food and Drug Administration, or FDA, for its Short-Term Continuous Glucose Monitoring System, or STS®. The Company commenced initial commercial shipments of its STS throughout the United States on March 28, 2006 and during the quarter ended June 30, 2006 exited the development stage. This approval allows for the use of the STS by adults with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments.  The Company has also conducted development activities on a long-term continuous glucose monitoring system with a sensor that must be implanted by a physician.  The long-term sensor has not received approval from the FDA. Since inception, the Company has devoted substantially all of its resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials, and more recently, to the commercialization of the Company’s STS.

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. The information as of September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005, is unaudited.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2006, and the results of its operations and cash flows for the three and nine months ended September 30, 2006 and 2005.  These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and applied consistently with those used in the preparation of the audited financial statements for the year ended December 31, 2005 included in the Company’s annual report on Form 10-K.

Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been omitted in accordance with the applicable rules to Form 10-Q.  The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s annual report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.  Significant estimates include estimated excess or obsolete inventories, warranty accruals, employee bonus, clinical study expenses and allowances for returned product. Excess and obsolete inventories are estimated by identifying the amount of on hand and on order materials and comparing those to expected future sales, taking into account clinical trial and development usage along with new product introductions. Warranty accruals are estimated by analyzing the timing, cost and amount of returned product. The 2006 bonus pool authorized an amount of up to 25% of salary and wages for non sales employees to be awarded from the pool based on the weighted average achievement measured against certain objectives.  The actual current employee bonus accrual is approximately 10% of wages and assumes the achievement of certain targets by the end of 2006. Actual costs may differ from estimated costs based on the achievement of certain objectives.  Clinical trial expenses are accrued based on estimates of progress under related contracts and include initial set up costs as well as ongoing monitoring over multiple sites in the U.S and abroad. An allowance for refunds is determined by analyzing the timing and amounts of past refund activity.

Share-Based Compensation

The Company’s share-based employee compensation plans are described in Note 4.  On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including grants of employee stock options and stock purchases by employees under the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), for periods beginning in fiscal 2006.  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006.  The Company’s Statement of Operations as of and for the three and nine months ended September 30, 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Statements of Operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $1,439,901 and $4,363,537, respectively.  Share-based compensation expense recorded in the Company’s Statements of Operations of $402,841 and $1,469,135 for the three and nine months, respectively, ended September 30, 2005 was related to the grant of certain options to employees during 2004 and represented the difference between the fair value of the common stock and the option exercise price at the date of grant accounted for in accordance with APB 25.

Prior to January 1, 2006, the Company had adopted the disclosure-only provision of SFAS 123.  Accordingly, the Company had not previously recognized compensation expense, except for stock-based compensation expense accounted for in accordance with APB 25.  The table below reflects net income and diluted net income per share for the three and nine months ended September 30, 2005 recognized under APB 25 compared with net income and diluted net income per share assuming the Company determined compensation expense consistent with SFAS 123 for the three and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss attributable to common stockholders, as reported	$(6,329,621)	$(18,822,036)
Add: Stock-based employee compensation expense included in net loss	402,841	1,469,135
Deduct: Stock-based employee compensation expense determined under fair-value method	(1,084,428)	(3,072,174)
Pro forma net loss attributable to common stockholders	$(7,011,208)	$(20,425,075)
Basic and diluted net loss per share attributable to common stockholders	$(0.25)	$(1.12)
Pro forma basic and diluted net loss per share attributable to common stockholders	$(0.28)	$(1.22)

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods as stock-based compensation expense in the Company’s Statement of Operations.  For the three and nine months ended September 30, 2006, the Company’s Statement of Operations included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of share-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight-line single-option method. As share-based compensation expense recognized in the Statement of Operations for the first nine months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

Prior to the adoption of SFAS 123(R), the Company presented deferred compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006 the Company reclassified the balance in deferred compensation to additional paid-in capital on the balance sheet.

Revenue Recognition

Revenue on product sales is recognized upon shipment of our STS systems and disposable units.  The Company accrues for estimated refunds and warranty costs at the time of shipment based on historical experience.

Inventory

Inventories are valued at the lower of cost or market value.  The Company makes adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolete and potential scrapped inventories. Factors influencing these adjustments include inventories on hand and on order compared to estimated future usage and sales for existing and new products, as well as judgments regarding quality control testing data, and assumptions about the likelihood of scrap and obsolescence. The Company utilizes a standard cost system to track inventories on a part-by-part basis that approximates first in, first out. If necessary, adjustments are made to the standard materials, standard labor and standard overhead costs to approximate actual labor and actual overhead costs. The labor and overhead elements of the standard costs are based on full utilization of the Company’s manufacturing capacity.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.  The separate display of stock-based compensation expenses associated with research and development and selling, general, and administrative totaling $267,681 and $135,160, respectively, for the three months ended September, 2005 and $1,065,331 and 403,804, respectively, for the nine months ended September 30, 2005 have been reclassified as components of research and development and selling, general, and administrative expenses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net loss attributable to common stockholders	$(13,437,771)	$(6,329,621)	$(35,525,648)	$(18,822,036)
Unrealized gain (loss) on available-for-sale marketable securities	65,126	453	14,314	(21,003)
Comprehensive loss	$(13,372,645)	$(6,329,168)	$(35,511,334)	$(18,843,039)

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

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Warrant	43,729	43,729	43,729	43,729
Options to purchase common stock	3,913,151	3,212,980	3,913,151	3,212,980
Restricted stock	14,813	19,750	14,813	19,750
	3,971,693	3,276,459	3,971,693	3,276,459

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

4.                 Benefit Plans

2006 Bonus Pool

In December 2005, the Compensation Committee of the Company approved the 2006 bonus pool.  Under the 2006 bonus pool, the Company’s employees, including its executive officers, are eligible for cash bonus awards (“Awards”) for their 2006 performance.  The 2006 bonus pool authorized an amount of up to 25% of salary and wages for non sales employees to be awarded from the pool based on the weighted average achievement measured against certain objectives.  The actual current employee bonus accrual is approximately 10% of wages and assumes the achievement of certain targets by the end 2006.

Employee Stock Purchase Plan

The ESPP permits eligible employees of the Company to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 10% of the participant’s cash compensation subject to certain limitations, and the purchase price will not be less than 85% of the lower of the fair market value of the stock at either the beginning of the applicable “Offering Period” or the Purchase Date.  Except for the First Offering Period, each Offering Period is 12 months, with new Offering Periods commencing every six months on the dates of February 1 and August 1 of each year.  Each Offering Period consists of two (2) six month purchase periods (each a “Purchase Period”) during which payroll deductions of the participants are accumulated under the ESPP.  The last business day of each Purchase Period is referred to as the “Purchase Date.”  The First Offering Period ran from April 13, 2005 to July 31, 2006 and included the Purchase Dates of January 31 and July 31 of 2006.  Thereafter, Purchase Dates shall be every six months on the dates of January 31 and July 31. Annually in January of each year, subject to Board discretion and certain limitations, shares reserved for the ESPP will automatically be increased by a number of shares equal to 1% of the total number of issued and outstanding shares of the Company’s common stock at the preceding year end. On January 31 and July 31, 2006, the Company issued 35,556 and 23,817, respectively, shares of common stock under the ESPP.

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

Valuation and expense information under SFAS 123(R) and SFAS 123

The following table summarizes share-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three and nine months ended September 30, 2006 and under APB 25 for employee stock options for the three and nine months ended September 30, 2005 allocated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Cost of sales	$28,663	$—	$241,203	$—
Research and development	546,267	267,681	1,755,675	1,065,331
Selling, general and administrative	864,971	135,160	2,366,659	403,804
Share-based compensation expense included in operating expenses	$1,439,901	$402,841	$4,363,537	$1,469,135

The Company estimated the fair value of each option grant and ESPP purchase rights on the date of grant using the Black-Scholes option pricing model with the below assumptions.

Options:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate (range)	4.6 - 5.2%	4.1%	4.6 - 5.2%	3.8 - 4.2%
Dividend yield	—	—	—	—
Expected volatility	0.51	0.60	0.51	0.60
Expected life (in years)	6.1	5.0	6.1	5.0

ESPP:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate (range)	5.1 - 5.2%	3.7 - 3.8%	4.6%	3.3 - 3.8%
Dividend yield	—	—	—	—
Expected volatility	0.50	0.43 - 0.49	0.43 - 0.50	0.40 - 0.49
Expected life (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0

Stock Option Activity

A summary of stock option activity under all share-based compensation plans during the nine months ended September 30, 2006 is as follows:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	3,557,395	$4.33
Granted	1,035,300	18.33
Exercised	(502,912)	0.98
Cancelled	(176,632)	14.11
Outstanding at September 30, 2006	3,913,151	8.02

The weighted average fair values of options granted was $10.03 for the nine months ended September 30, 2006.

The Company received proceeds of $22,608 and $1,972 for the three months ended September 30, 2006 and 2005, respectively, and $1,750,206 and $245,120 for the nine months ended September 30, 2006 and 2005, respectively, from the exercise of stock options.

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

As share-based compensation expense recognized in the Statement of Operations for the first nine months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.30 - $2.40	2,037,845	7.0	$1.13	$20,384,270	1,451,589	$0.84	$14,941,768
$10.00 - $12.28	673,779	9.0	11.60	138,263	185,868	11.65	43,237
$12.84 - $14.30	530,000	9.2	13.88	—	28,107	14.00	—
$17.64 - $19.75	92,750	9.4	18.22	—	—	—	—
$20.05 - $22.30	518,777	9.5	20.65	—	18,188	20.98	—
$25.02 - $25.80	60,000	9.6	25.43	—	—	—	—
	3,913,151			$20,522,533	1,683,752		$14,985,005

The Company defines in-the-money options at September 30, 2006 as options that had exercise prices that were lower than the $11.13 closing market price of the Company’s common stock at that date. The aggregate intrinsic value of options outstanding at September 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the 2,170,024 shares that were in-the-money at that date. There were 1,489,852 in-the-money options exercisable at September 30, 2006. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $9,192,142, determined as of the date of exercise.

Restricted Stock Awards

During 2005, the Company issued 19,750 shares of unvested restricted common stock awards to certain employees.  The grant awards vest 25% annually and are fully vested following the fourth anniversary of the vesting start date which ranges between January 3 and February 14, 2009.  Vesting is subject to employment and the Company has the right to repurchase unvested shares at the original issuance price of $0.001 per share subject to certain terms and conditions.  As of September 30, 2006, there were 14,813 shares subject to repurchase with an intrinsic value of $164,854.

Reserved Shares

The Company has reserved shares of common stock for future issuance as follow:

	September 30,	December 31,
	2006	2005
Warrant	43,729	43,729
Stock options under the Company’s plans:
Granted and outstanding	3,913,151	3,557,395
Reserved for future grant	2,173,581	2,269,753
Employee Stock Purchase Plan	340,627	150,000
Total	6,471,088	6,020,877

5. Related Party Transactions

The Company’s Chairman is a director of Oracle Corporation.  For expenditures relating to the Company’s ERP system, the company paid Oracle Corporation $109,569 during the nine months ended September 30, 2006 and recorded expenses of $62,150.

6. Commitments and Contingencies

Lease

In April 2006, the Company entered into a lease agreement for approximately 66,400 square feet of additional facilities located near the Company’s headquarters in San Diego, CA. Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances of up to $673,000, under the lease agreement as of September 30, 2006 were as follows:

Fiscal Year Ending
2006	$207,257
2007	708,740
2008	1,133,622
2009	1,178,967
2010	1,226,126
Thereafter	4,452,416
Total	$8,907,128

Litigation

On August 11, 2005, Abbott Diabetes Care, Inc., or Abbott, filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware, seeking a declaratory judgment that the Company’s short-term glucose monitor infringes certain patents held by Abbott. The Company moved to dismiss these claims on August 31, 2005 on the grounds that Abbott’s complaint was premature. In addition to the Company’s motion to dismiss, the Company also filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office on January 25, 2006 and February 1, 2006. On February 22, 2006, the Company filed a motion to stay the entirety of the Delaware case pending decision from the Patent Office on those requests for reexamination, and in March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against the Company in the litigation. On February 23, 2006, the Court held a scheduling conference, during which it set a trial date of October 9, 2007. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by the Company’s short-term glucose monitor. On August 18, 2006 the court granted the Company’s motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim.  In approving the stay, the court also granted the Company’s motion to strike, or disallow, Abbott’s amended complaint in which Abbott had sought to add three additional patents to the litigation.  However, subsequent to the court’s ruling, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of those same three additional patents. The Company believes this complaint, like the first, is without merit and intends to vigorously contest the action. To that end, the Company filed requests with the Patent Office to reexamine each of the three additional patents cited by Abbott and on September 7, 2006, the Company filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims.  Alternatively, the Company asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending decision from the Patent Office on our requests for reexamination of the three additional patents. Subject to the stay, the Company intends to vigorously contest the action.  Although it is the Company’s position that Abbott’s assertions of infringement have no merit, neither the outcome of the litigation nor the amount and range of potential fees can be assessed.  No assurances can be given that the Company will prevail in the lawsuit or that the Company can successfully defend itself against the claims made by Abbott, and the Company expects to incur significant costs in defending the action, which could have a material adverse effect on the Company’s financial condition and results of operations regardless of the final outcome of such litigation.

Purchase Commitments

The Company is party to various purchase arrangements related to components used in production and research and development activities.  As of September 30, 2006, the Company had purchase commitments with certain vendors totaling approximately $2,755,043 due within one year.  There are no purchase commitments due beyond one year.

Loan

In March 2006, the Company entered into a loan and security agreement that provides for up to $5,000,000 to finance various equipment purchases through March 2007. The loan bears an interest rate equal to the lender’s prime rate plus 0.25% and matures in September 2009. At September 30, 2006, the interest rate was 8.50%.  The agreement requires monthly interest payments.  The outstanding principal balance is amortized and payable over the term of the agreement beginning the earlier of March 2007 or when funds are fully drawn. The Company has granted a security interest in substantially all of its tangible assets as collateral for the loans under the loan and security agreement. The agreement imposes certain limitations on the Company’s ability to engage in certain transactions. At September 30, 2006, the Company had borrowings of $2,700,000 under the loan and security agreement and $2,300,000 was available for future borrowings.

ITEM 2.                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are based upon current expectations.  These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology.  Forward-looking statements involve risks and uncertainties.  Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including product performance, a lack of acceptance in the marketplace by physicians and patients, the inability to manufacture products in commercial quantities at an acceptable cost, possible delays in the company’s research and development programs, the inability of patients to receive reimbursements from third-party payors, inadequate financial and other resources and the other risks those set forth below under “Risk Factors” and elsewhere in this report.  We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

Overview

We are a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for people with diabetes. On March 24, 2006, we received approval from the U.S. Food and Drug Administration, or FDA, for our Short-Term Continuous Glucose Monitoring System, or STS®. We commenced initial commercial shipments of our STS throughout the United States on March 28, 2006 and during the quarter ended June 30, 2006 exited the development stage. Our approval allows for the use of our STS by adults with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments. Our STS is indicated for use as an adjunctive device to complement, not replace, information obtained from standard home blood glucose monitoring devices. Our STS must be prescribed by a physician and includes a disposable sensor, a transmitter and a small cell phone-sized receiver. The sensor is inserted by the patient and is intended to be used continuously for three days after which it is removed and may be replaced by a new sensor. Our STS transmitter and receiver are reusable. Since inception, we have devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. More recently, we have devoted considerable resources for the commercialization of our STS as well as the continued clinical development of our technology platform.

To support our national product launch, we have built a direct sales organization to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. To complement our direct sales efforts, we also employ clinical specialists who educate and provide clinical support in the field. We expect to continue to grow our sales and marketing organization to support the commercial launch of our STS. We believe a direct, highly-specialized and focused sales organization of approximately 40 to 50 people will be sufficient for us to continue to support our commercial launch.

We are leveraging our technology platform to enhance the capabilities for our STS and develop additional continuous glucose monitoring products. During our second fiscal quarter of 2006, we filed a PMA supplement with the FDA seeking approval for a second generation STS product intended to be worn by the patient continuously for up to seven days. We are continuing clinical development to seek “replacement” claim labeling from the FDA, which would allow patients to use our STS as the sole basis for making therapeutic adjustments, to obtain a pediatric indication for our STS, and are developing a product for the in-hospital monitoring market. Finally, we are continuing development of a long-term continuous glucose monitoring system with a sensor that can be implanted by a physician in a short outpatient procedure requiring only local anesthesia. Our clinical trials may be delayed due to scheduling issues with patients and investigators, institutional review boards, sensor performance and manufacturing supply constraints, among other factors. Support of these clinical trials requires significant resources in research and development, manufacturing, quality assurance, and clinical and regulatory personnel.  Even if our development and clinical trial efforts are successful, the FDA may not approve our products, and if approved, we may not achieve acceptance in the marketplace by physicians and patients.

We manufacture our STS at our facility in San Diego, California. This facility was inspected for medical device manufacturing by the FDA in August 2005. We manufacture our STS with components supplied by outside vendors and with parts manufactured by us internally. Key components that we manufacture internally include our wire-based sensor for our STS. The remaining components and assemblies are purchased from outside vendors. We then assemble, test, package and ship the finished product, which includes a transmitter, a receiver and a disposable sensor. We are expanding our manufacturing capacity in our current facility in San Diego, California and have leased an additional 66,400 square foot manufacturing facility in San Diego, California to enable us to produce greater quantities of our devices. Our capacity expansion could be constrained by the lack of material availability, equipment design, production and validation, regulatory approval of our new facility, personnel staffing and other factors.

Revenues are generated from sales of our STS transmitter and receiver and from the recurring sales of disposable sensors. The disposable sensor is inserted by the patient and intended to be used continuously for three days, after which it may be replaced with a new disposable sensor. Our STS transmitter and receiver are reusable. In the event we establish an installed base of patients using our STS, we expect to generate an increasing portion of our revenues through recurring sales of our disposable sensors. We generally recognize revenue on our products upon shipment and our sales terms provide for customer payment at the time of order.

As of September 30, 2006, we had generated $1.3 million of revenue, and we have incurred net losses in each year since our inception in May 1999. Through September 30, 2006, we had an accumulated deficit of $119.3 million. We expect our losses to continue and increase as we expand our clinical trial activities and continue commercialization activities. We have financed our operations primarily through offerings of equity securities. In April 2005, we completed our initial public offering in which we sold 4,700,000 shares of common stock for net proceeds of $50.5 million. In March 2006, we entered into a loan and security agreement that provides for a loan of up to $5.0 million to finance various equipment expenses. As of September 30, 2006, we had $2.7 million in borrowings under this agreement. On May 2, 2006 we completed a follow-on offering of 2,117,375 shares of our common stock at $24 per share for gross proceeds of $50.8 million. After deduction of underwriting discounts and expenses of the offering we received net proceeds of $47.0 million.

Financial Operations

Revenue

As of September 30, 2006, we generated $1.3 million in revenue from the sale of our continuous glucose monitoring systems after launching our system on March 28, 2006. We expect that revenues we generate from the sales of our STS will fluctuate from quarter to quarter.

Cost of Sales

Cost of sales includes direct labor and material costs related to each product sold or produced including assembly and test labor and scrap, as well as factory overhead supporting our manufacturing operations.  This includes facilities, material procurement and control, manufacturing engineering, quality control, supervision and management. These costs are primarily salary, fringe benefits, stock based compensation, facility expense, supplies and purchased services. The majority of our costs are currently fixed due to the relatively low production volumes compared to our potential capacity. From our inception until December 31, 2005, all of our manufacturing costs were included in research and development expense due to our development stage. From January 1, 2006 and forward these costs are included in cost of sales.

Research and Development

Our research and development expenses primarily consist of engineering and research expenses related to our continuous glucose monitoring technology, clinical trials, regulatory expenses, materials and products for clinical trials. Up until December 31, 2005 our manufacturing costs were included in research and development expense. Research and development expenses are primarily related to employee compensation, including salary, fringe benefits, recruitment, stock based compensation, relocation and temporary employee expenses. We also incur significant expenses to operate our clinical trials including trial design, clinical site reimbursement, data management clinical trail product, and associated travel expenses. Our research and development expenses also include fees for design services, contractors and development materials. We expect our research and development expenses to increase as we continue to support the development and clinical trials of additional products.

Selling, General and Administrative

Our selling, general and administrative expenses primarily consist of salary, fringe benefits and stock based compensation for our executive, financial, sales, marketing and administrative functions. Other significant expenses include trade show expenses, sales samples, insurance, professional fees for our outside legal counsel and independent auditors, litigation expenses and expenses for board meetings. We expect our selling, general and administrative expenses to continue to increase to support the commercialization of our STS.

Results of Operations

Quarter Ended September 30, 2005 Compared to September 30, 2006.

Revenue, Cost of Sales and Gross Margin

We recorded revenues of $841,000 for the third quarter of 2006 after launching our first product on March 28, 2006. Cost of sales increased to $3.4 million for the third quarter of 2006 compared to zero for the third quarter in 2005. During 2005 these costs were included in research and development expense. Cost of sales includes both the direct costs of each product sold and the indirect and fixed costs associated with maintaining our manufacturing operations.

The increase in cost of sales was primarily related to the direct costs associated with our quarterly revenue, and $1.7 million in factory overhead as well as direct material and direct labor costs associated with the production of our products. Changes in cost of sales includes $610,000 in higher compensation expense, $486,000 in increased facility and equipment depreciation costs and $293,000 in higher production supplies.

Research and Development.  Research and development expense, including stock-based compensation, decreased $409,000 to $4.6 million for the third quarter of 2006, compared to $5.0 million for the third quarter of 2005. Changes in research and development expense include $1.1 million in lower manufacturing costs that are now included in cost of sales and $495,000 in lower outside design services, partially offset by $312,000 in increased clinical trial expense and $279,000 in higher stock based compensation expenses.

Selling, General and Administrative.  Selling, general and administrative expense, including stock-based compensation, increased $5.3 million to $7.1 million for the third quarter of 2006, compared to $1.8 million for the third quarter of 2005. The increase was primarily due to $4.2 million in higher sales and marketing costs as we continued to launch our STS system in the United States. Changes in selling, general and administrative expense include $2.0 million in higher compensation costs, $1.6 million for increased promotions and advertising and $729,000 in higher stock based compensation.

Interest  Income and Expense, Net.  Net interest income and interest expense increased $287,000 to $818,000 for the third quarter of 2006, compared to $531,000 for the third quarter of 2005. The increase was due to higher combined average cash, cash equivalents, and short-term marketable securities balances due to our April 2006 follow-on public offering, partially offset by interest expense on our capital equipment bank line.

Nine Months Ended September 30, 2005 Compared to September 30, 2006.

Revenue, Cost of Sales and Gross Margin. We recorded revenues of $1.3 million for the nine months ending September 30, 2006 after launching our first product on March 28, 2006. No revenues were recorded in 2005. Cost of sales increased $7.6 million to $7.6 million for the nine months ending September 30, 2006 compared to zero for the nine months ending September 30, 2005. During 2005, $3.4 million of these costs were included in research and development expense. The $4.5 million of fixed manufacturing costs included in cost of sales for the nine months ending September 30, 2006 reflects a $1.1 million increase for the nine months compared to the $3.4 million of these expenses that were included in research and development expense for the same period of 2005. The increase in year to date cost of sales was primarily related costs to produce our commercial products including a $1.7 million increase in compensation expense, $1.2 million in increased facility and equipment costs and $544,000 in higher supplies, primarily offset by a credit of $1.1 million for materials purchased and expensed in 2005.

Research and Development.  Research and development expense, including stock-based compensation, decreased $334,000 to $15.5 million for the nine months ending September 30, 2006, compared to $15.8 million for the same period in 2005. Development expenses increased $2.1 million and clinical and regulatory costs increased $1.0 million and these increases were offset by a $3.4 million decrease in manufacturing expenses that are now classified in cost of sales for 2006. Changes in research and development expenses were driven by $1.7 million in increased compensation expenses, $690,000 in greater stock based compensation costs, partially offset by $1.1 million in lower design costs.

Selling, General and Administrative.  Selling, general and administrative expense, including stock-based compensation, increased $11.8 million to $15.8 million for the nine months ending September 30, 2006, compared to $4.0 million for the same period in 2005. The increase was primarily due to $7.7 million in higher sales and marketing costs and $4.1 million in higher administrative costs. Changes in selling, general and administrative expense were driven by $4.5 million in higher compensation costs, primarily in sales and marketing, $1.6 million in higher promotions, $2.0 million in higher stock based compensation and $1.2 million in increased legal expenses.

Interest  Income and Expense, Net.  Net interest income and expense increased $912,000 to $2.0 million for the nine months ending September 30, 2006, compared to $1.1 million for the same period in 2005. The increase was due to higher combined average cash, cash equivalents, and short-term marketable securities balances due to our April 2006 follow-on public offering partially offset by $36,000 in interest expense on our bank equipment line.

Liquidity and Capital Resources

We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of September 30, 2006, we had an accumulated deficit of $119.3 million and had working capital of $61.4 million, which included $64.7 million in cash, cash equivalents and short-term marketable securities. We have funded our operations primarily from the sale of equity securities and our bank line, raising aggregate net proceeds of $168.7 million from equity sales through September 30, 2006. In April 2005, we completed our initial public offering in which we sold 4,700,000 shares of common stock for net proceeds of $50.5 million. Concurrent with the closing of our initial public offering, all of our outstanding preferred stock converted into common stock. On March 20, 2006, we entered into a loan and security agreement that provides for a loan of up to $5.0 million to finance various equipment purchases. As of September 30, 2006 we had drawn $2.7 million under our bank equipment loan. On May 2, 2006 we completed the sale of 2,117,375 shares of common stock at $24 per share for net proceeds of $47.0 million.

Net Cash Used in Operating Activities.  Net cash used in operating activities increased $17.9 million to $33.8 million for the nine months ending September 30, 2006, compared to $15.9 million for the same period in 2005. The increase in cash used in operations was primarily due to our increased net loss, as well as higher inventories and lower accounts payable and accrued liabilities, partially offset by a $3.0 million increase in stock based compensation that is a non cash expense.

Net Cash Used in Investing Activities. Net cash used in investing activities increased $11.2 million to $31.1 million for the nine months ending September 30, 2006, compared to $19.9 million for the same period of 2005. The increase was primarily due to $10.7 million in net purchases and sales of short-term marketable securities as we invested the proceeds from our follow-on offering. For the nine months ending September 30, 2006, we invested $2.8 million in equipment and facilities to support manufacturing capacity increases and sales and marketing expansion.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities increased $107,000 to $50.8 million for the nine months ending September 30, 2006, compared to $50.7 million for the same period of 2005. The proceeds from our 2006 follow on offering, stock option exercises and our bank line were approximately the same as our 2005 IPO proceeds.

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

•                  the quality levels of our products and services

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

Contractual Obligations

In March 2006, the Company entered into a loan and security agreement that provides for a loan of up to $5.0 million to finance various equipment expenses through March 2007. As of September 30, 2006, there was a balance of $2.7 million and $2.3 million available for future borrowings.  We are required to repay the outstanding balance beginning March 2007 until September 2009 on a pro rata basis plus interest.

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

We are party to various purchase arrangements related to components used in production and research and development activities.  As of September 30, 2006, the Company had purchase commitments with certain vendors totaling approximately $2.8 million due within one year.  There are no purchase commitments due beyond one year.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the our fiscal year 2006.  Our Statement of Operations as of and for the three and nine months ended September 30, 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Statements of Operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $1,440,000 and $4,364,000, respectively.  Share-based compensation expense of $403,000 and $1,469,000 for the three and nine months ended September 30, 2005 was related to the grant of certain options to employees during the 2004 which represented the difference between the fair value of the common stock and the option exercise price at the date of grant accounted for in accordance with APB 25.  As of September 30, 2006, there was $12.2 million of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of our operating expenses through 2010. Compensation costs will be adjusted for future changes in estimated forfeitures.

Prior to January 1, 2006, we had adopted the disclosure-only provision of SFAS 123.  Accordingly, we had not previously recognized compensation expense, except for share-based compensation expense accounted for in accordance with APB 25.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods as share-based compensation expense in the Company’s Statement of Operations.  For the three and nine months ended September 30, 2006, the Statement of Operations included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of share-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight-line single-option method. As share-based compensation expense recognized in the Statement of Operations in fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

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

Inventory

Inventories are valued at the lower of cost or market value.  We make adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolete and potential scrapped inventories. We estimate excess and obsolete inventories by identifying the amount of on hand and on order materials and comparing those to expected future sales, taking into account clinical trial and development usage along with new product introductions. We utilize a standard cost system to track inventories on a part-by-part basis that approximates first in, first out. If necessary, adjustments are made to the standard materials, standard labor and standard overhead costs to approximate actual labor and actual overhead costs. The labor and overhead elements of our standard costs are based on full utilization of our manufacturing capacity.

Bonus Accrual

The 2006 bonus pool authorized an amount of up to 25% of salary and wages for non sales employees to be awarded from the pool based on the weighted average achievement measured against certain objectives.  The actual current employee bonus accrual is approximately 10% of wages and is based on our assumption of achieving certain targets by the end of 2006. Actual costs may differ from estimated costs based on the achievement of certain objectives.

Revenue Recognition

We recognize revenue on product sales upon shipment.  We accrue for estimated warranty costs and returns at the time of shipment.

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

Warranty Accrual

We accrue for estimated warranty costs and returns at the time of shipment. We estimate warranty accruals by analyzing the timing, cost and amount of returned product.

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

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 11, 2005, Abbott Diabetes Care, Inc., or Abbott, filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware, seeking a declaratory judgment that our short-term glucose monitor infringes certain patents held by Abbott. We moved to dismiss these claims on August 31, 2005 on the grounds that Abbott’s complaint was premature. In addition to the our motion to dismiss, we also filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office on January 25, 2006 and February 1, 2006. On February 22, 2006, we filed a motion to stay the entirety of the Delaware case pending decision from the Patent Office on those requests for reexamination, and in March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against us in the litigation. On February 23, 2006, the Court held a scheduling conference, during which it set a trial date of October 9, 2007.  On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by the Company’s short term glucose monitor. On August 18, 2006 the court granted our motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim.  In approving the stay, the court also granted our motion to strike, or disallow, Abbott’s amended complaint in which Abbott had sought to add three additional patents to the litigation.  However, subsequent to the court’s ruling, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of those same three additional patents. We believe this complaint, like the first, is without merit and we intend to vigorously contest the action. To that end, we filed requests with the Patent Office to reexamine each of the three additional patents cited by Abbott and on September 7, 2006, we filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims.  Alternatively, we asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending decision from the Patent Office on our requests for reexamination of the three additional patents.  Subject to the stay, we intend to vigorously contest the action.  Although it is our position that Abbott’s assertions of infringement have no merit, neither the outcome of the litigation nor the amount and range of potential fees can be assessed.  No assurances can be given that we will prevail in the lawsuit or that we can successfully defend ourselves against the claims made by Abbott, and we expect to incur significant costs in defending the action, which could have a material adverse effect on our business and our results of operations regardless of the final outcome of such litigation.

ITEM 1A. RISK FACTORS

Factors that May Affect our Financial Condition and Results of Operations

We have a limited operating history and our STS® may never achieve market acceptance.

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

Our STS is more invasive than current self-monitored glucose testing systems, including single-point finger stick devices, and patients may be unwilling to insert a sensor in their body, especially if their current diabetes management involves no more than two finger sticks per day. Moreover, patients may not perceive the benefits of continuous glucose monitoring and may be unwilling to change their current treatment regimens. In addition, physicians tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products. Physicians may not recommend or prescribe our STS until there is long-term clinical evidence to convince them to alter their existing treatment methods, there are recommendations from prominent physicians that our STS is effective in monitoring glucose levels and reimbursement or insurance coverage is available. We cannot predict when, if ever, physicians and patients may adopt the use of our STS. If our STS does not achieve an adequate level of acceptance by patients, physicians and healthcare payors, we may not generate significant product revenue and we may not become profitable.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred net losses in each year since our inception in May 1999, including a net loss attributable to common stockholders of $35.5 million for the nine months ended September 30, 2006. As of September 30, 2006, we had an accumulated deficit of $119.3 million. We have financed our operations primarily through private placements of our equity securities and our public offerings, and have devoted substantially all of our resources to research and development relating to our continuous glucose monitoring systems, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of our STS product. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public companies. As a result, we expect to continue to incur significant operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

If we are unable to establish adequate sales, marketing and distribution capabilities or enter into and maintain arrangements with third parties to sell, market and distribute our STS, our business may be harmed.

To achieve commercial success for our STS, we must either continue to develop and grow our sales and marketing organization or enter into arrangements with others to market and sell our products. We currently employ a small direct sales force to market our STS in the United States. Our sales organization competes with the experienced and well-funded marketing and sales operations of our competitors. We have limited experience developing and managing a direct sales organization and marketing and distributing our products, and we may be unsuccessful in our attempt to do so. Developing and managing a direct sales organization is a difficult, expensive and time consuming process. To be successful we must:

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

We rely on Flextronics International, Ltd. to manufacture and supply the receiver included as part of our continuous glucose monitoring systems and the circuit boards for our short-term and long-term sensors; we rely on AMI Semiconductor, Inc. to manufacture and supply the application specific integrated circuit, or ASIC, that is incorporated into the transmitter for our continuous glucose monitoring systems; we rely on Vita Needle to manufacture and supply the insertion needle in our STS applicator; and we rely on The Tech Group to supply our injection molded components. Each of these suppliers is a sole-source supplier. In some cases, our agreements with these and our other suppliers can be terminated by either party upon short notice. Our contract manufacturers also rely on sole-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

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

On August 11, 2005, Abbott Diabetes Care, Inc., or Abbott, filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware, seeking a declaratory judgment that our short-term glucose monitor infringes certain patents held by Abbott. Abbott filed an amended complaint on June 27, 2006 alleging infringement of several additional patents.  On August 18, 2006 the court granted our motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim.  In approving the stay, the court also granted our motion to strike, or disallow, Abbott’s amended complaint in which Abbott had sought to add three additional patents to the litigation.  However, subsequent to the court’s ruling, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of those same three additional patents. We filed requests with the Patent Office to reexamine each of the three additional patents cited by Abbott and on September 7, 2006, we filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims.  Alternatively, we asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending decision from the Patent Office on our requests for reexamination of the three additional patents.

Subject to the stay, Abbott could immediately seek a preliminary injunction that, if granted, would force us to stop making, using, selling or offering to sell our STS. Our STS is our only product that is approved for commercial sale, and if we were forced to stop selling it, our business and prospects would suffer. We cannot assure you that Abbott will not file for a preliminary injunction, that we would be successful in defending against such an action if filed or that we can successfully defend ourselves against the claim. In addition, defending against this action could have a number of material and adverse effects on our business, including those discussed in the following risk factor, regardless of the final outcome of such litigation.

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

Our STS does not have reimbursement and is not approved for insurance coverage. If we are unable to obtain adequate reimbursement at acceptable prices for our products from third-party payors, we will be unable to generate significant revenue.

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

The market for glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In selling our STS, we compete directly with Roche Disetronic, a division of Roche Diagnostics; LifeScan, Inc., a division of Johnson & Johnson; the MediSense and TheraSense divisions of Abbott Laboratories; and Bayer Corporation, each of which manufactures and markets products for the single-point finger stick device market. Collectively, these companies currently account for substantially all of the worldwide sales of self-monitored glucose testing systems. Several companies are developing or marketing short-term continuous glucose monitoring products that will compete directly with our STS. To date, in addition to our STS, the FDA has approved three continuous monitors or sensors, including the CGMS System Gold and Guardian RT by Medtronic, and the GlucoWatch, currently owned by Johnson &

Johnson. Medtronic’s CGMS System Gold and Guardian RT are currently in commercial use. Progress of others developing continuous glucose monitors is difficult to assess, but we are aware that Abbott has submitted applications for real-time continuous monitors or sensors to the FDA but is not yet approved and Johnson & Johnson recently announced that it would commence clinical trials in support of a continuous glucose monitoring system in 2007. Most of the companies developing or marketing competing devices are publicly traded or divisions of publicly-traded companies, and these companies enjoy several competitive advantages, including:

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

We are continuing to invest in the development of our technology platform and will seek to obtain additional FDA approvals for continuous glucose monitoring systems in addition to our STS, including our seven-day STS for which we have filed a PMA supplement during the second quarter of 2006 and long-term continuous glucose monitoring systems. The regulatory approval process for these continuous glucose monitoring systems that are under development involves, among other things, successfully completing clinical trials and obtaining a PMA from the FDA. The PMA process requires us to prove the safety and efficacy of our continuous glucose monitoring systems to the FDA’s satisfaction. This process can be expensive and uncertain, requires detailed and comprehensive scientific and human clinical data, generally takes one to three years after a PMA application is filed and may never result in the FDA granting a PMA. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our STS, including further development of a direct sales force and expansion of our manufacturing capacity, and on research and development, including conducting clinical trials for our next generation continuous glucose monitoring systems. For the nine months ended September 30, 2006, our net cash used in operating activities was $33.8 million, compared to $15.9 million for the same period in 2005, and as of September 30, 2006, we had working capital of $61.4 million, including $64.7 million in cash, cash equivalents and short-term marketable securities. We expect that our cash used by operations will increase significantly in each of the next several years, and we may need additional funds to complete the commercialization of our STS and for the development and commercialization of other continuous glucose monitoring systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

•                  the revenue generated by sales of our STS and other future products;

•                  the expenses we incur in manufacturing, developing, selling and marketing our products;

•                  our ability to scale our manufacturing operations to meet demand for our current and any future products;

•                  the costs to produce our continuous glucose monitoring systems;

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

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. The FDA’s medical device reporting, or MDR, regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury. We and our suppliers are required to comply with the FDA’s Quality System Regulation, or QSR, and other regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, shipping and servicing of our products. The FDA enforces the QSR through unannounced inspections. Our existing manufacturing facilities are located in and around our headquarters in San Diego, California, where we have more than 7,000 square feet of laboratory space and approximately 3,000 square feet of class 100K clean rooms. This facility was inspected for medical device manufacturing in August 2005 by the FDA. We have also recently entered into a lease for a 66,400 square foot manufacturing facility in San Diego, California. We cannot assure you that we will be able to obtain FDA and other regulatory approval of this new facility in a timely manner or at all. Compliance with ongoing regulatory requirements can be complex, expensive and time-consuming. Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following actions:

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

•                  inducements and courtesies given to physicians and other health care providers and patients;

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

Historically, the majority of our operations have been conducted at a single location in San Diego, California. We recently entered into a lease for additional manufacturing facilities also located in San Diego, California. We take precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of computer data. However, a natural disaster, such as a fire, flood or earthquake, could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against fires, floods, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.

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

DEXCOM, INC.
(Registrant)

Dated: October 23, 2006	By:	/s/ Andrew P. Rasdal
Andrew P. Rasdal,
President and Chief Executive Officer

Dated: October 23, 2006	By:	/s/ Steven J. Kemper
Steven J. Kemper,
Chief Financial Officer