Form 10-Q
period 2007-03-31
DEXCOM INC
filed 2007-05-09
CIK 1093557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes   ☐   No   ☒

As of April 18, 2007, 28,333,296 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

DexCom, Inc.

Balance Sheets

(In thousands – except share and per share data)

(Unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$55,828	$18,167
Short-term marketable securities, available-for-sale	37,348	36,341
Accounts receivable, net	198	120
Inventory, net	1,457	1,413
Prepaid and other current assets	1,251	1,315
Total current assets	96,082	57,356

Property and equipment, net	5,819	6,118
Other assets	3,560	1,079
Total assets	$105,461	$64,553

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$3,018	$2,764
Accrued payroll and related expenses	2,191	1,558
Current portion of long-term debt	1,289	908
Total current liabilities	6,498	5,230

Other long-term liabilities	412	377
Long-term debt, net of current portion	62,149	2,118

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively.	—	—
Common stock, $0.001 par value, 100,000,000 authorized; 28,333,296 and 28,163,690 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively.	28	28
Additional paid-in capital	177,669	187,162
Accumulated other comprehensive income	8	12
Accumulated deficit	(141,303)	(130,374)
Total stockholders’ equity	36,402	56,828
Total liabilities and stockholders’ equity	$105,461	$64,553

See accompanying notes

DexCom, Inc.

Statements of Operations

(In thousands – except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues	$1,012	$15
Cost of sales	3,062	2,081
Gross margin	(2,050)	(2,066)

Operating expenses
Research and development	4,035	5,494
Selling, general and administrative	5,371	3,842
Total operating expenses	9,406	9,336

Operating loss	(11,456)	(11,402)

Interest income, net	527	483
Net loss	$(10,929)	$(10,919)

Basic and diluted net loss per share	$(0.39)	$(0.43)
Shares used to compute basic and diluted net loss per share	28,223,454	25,556,603

See accompanying notes

DexCom, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net loss	$(10,929)	$(10,919)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	626	480
Share-based compensation	1,096	1,289
Accretion and amortization related to investments, net	(50)	(49)
Changes in operating assets and liabilities:
Accounts receivable	(78)	—
Inventories	(44)	(1,920)
Prepaid and other assets	246	(97)
Other assets	(199)	—
Accounts payable and accrued liabilities	254	(1,110)
Accrued payroll and related expenses	633	953
Other liabilities	35	(2)
Net cash used in operating activities	(8,410)	(11,375)

Investing activities
Purchase of available-for-sale marketable securities	(19,646)	(11,483)
Proceeds from the maturity of available-for-sale marketable securities	18,503	6,330
Purchase of property and equipment	(327)	(1,042)
Net cash used in investing activities	(1,470)	(6,195)

Financing activities
Proceeds from issuance of senior convertible notes	60,000	—
Payment of senior convertible notes issuance costs	(2,282)	—
Purchase of senior convertible notes call spread options	(10,950)	—
Net proceeds from issuance of common stock	361	504
Proceeds from equipment loan	412	—
Net cash provided by financing activities	47,541	504
Increase (decrease) in cash and cash equivalents	37,661	(17,066)
Cash and cash equivalents, beginning of period	18,167	37,247
Cash and cash equivalents, ending of period	$55,828	$20,181

See accompanying notes

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.  Significant estimates include estimated excess or obsolete inventories, warranty accruals, employee bonus, clinical study expenses, trade show expenses, allowances for returned product, allowance for bad debt, and share-based compensation expense. Excess and obsolete inventories are estimated by identifying the amount of on hand and on order materials and comparing those to expected future sales, taking into account clinical trial and development usage along with new product introductions. The 2007 bonus pool authorized an amount of up to 35% of salary and wages for non sales employees to be awarded from the pool based on the weighted average achievement measured against certain objectives. During the quarter ended March 31, 2007, the Company accrued an amount estimated at 10% of salary. Actual costs may differ from estimated costs based on the achievement of certain objectives.  Clinical trial expenses are accrued based on estimates of progress under related contracts and include initial set up costs as well as ongoing monitoring over multiple sites in the U.S and abroad. Losses on firm purchase commitments are based on the excess of the cost of future materials above the estimate market price of the goods.  An allowance for refunds is determined by analyzing the timing and amounts of past refund activity.

Share-Based Compensation

The Company recorded $1.1 million and $1.3 million in share-based compensation expense during the three months ended March 31, 2007 and 2006, respectively.  At March 31, 2007, unrecognized estimated compensation costs related to non-vested stock options totaled $13.6 million and is expected to be recognized through 2011. The Company utilizes the Black-Scholes option-pricing model as the method of valuation for share-based awards granted.

Revenue Recognition

The Company sells products through a direct sales force in the United States. Revenue on product sales is recognized upon shipment of our STS systems and disposable units.  The Company accrues for estimated refunds at the time of shipment based on historical experience.

Warranty Accrual

Estimated warranty costs are recorded at the time of shipment. The Company estimates warranty accruals by analyzing the timing, cost and amount of returned product.  Assumptions and historical warranty experience are evaluated on at least a quarterly basis to determine the continued appropriateness of such assumptions.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss). The Company’s comprehensive loss is as follows (in thousands):

	For the Three Months Ended March 31,
	2007	2006
Net loss	$(10,929)	$(10,919)
Unrealized loss on short-term available-for-sale marketable securities	(4)	(4)
Comprehensive loss	$(10,933)	$(10,923)

Inventory

Inventory is valued at the lower of cost or market value.  The Company makes adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolete and potential scrapped inventories. Factors influencing these adjustments include inventories on hand and on order compared to estimated future usage and sales for existing and new products, as well as judgments regarding quality control testing data, and assumptions about the likelihood of scrap and obsolescence. The Company utilizes a standard cost system to track inventories on a part-by-part basis that approximates first in, first out. If necessary, adjustments are made to the standard materials, standard labor and standard overhead costs to approximate actual labor and actual overhead costs. The labor and overhead elements of the standard costs are based on full utilization of the Company’s manufacturing capacity.

Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, or FIN 48, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 became effective for the Company beginning January 1, 2007.

At December 31, 2006, the Company had net deferred tax assets of $51.9 million.  The deferred tax assets is primarily composed of federal and state tax net operating loss (“NOL”) carryfowards and federal and state research and development (“R&D”) credit carryforwards.  Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets,  a full valuation allowance has been established to offset this amount. Additionally, utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit caryforwards than can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Sections 382 and 383, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Sections 382 and 383, or could result in a change of control in the future upon subsequent disposition.  The Company has not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation due to the signficant complexity and cost associated with such a study.  If the Company experienced a change of control as defined by Sections 382 and 383 at any time since Company formation, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required.  Any limitation may result in the expiration of a portion of the NOL or R&D credit carryforwards before utilization.  Further, until a study is completed and any limitation determined, no amounts are being presented as an uncertain tax position under FIN 48.  The Company believes that if a change of control occurred, the amount subject to limitation could be significant. Any amounts that the Company determines will expire prior to their utilization due to such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

2. Net Loss Per Common Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, options, warrant, and the conversion of convertible senior notes are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation:

	For the Three Months Ended March 31,
	2007	2006
Series D redeemable convertible preferred stock warrant	—	87,458
Options to purchase common stock	4,329,316	3,584,071
Restricted stock	49,876	14,813
Convertible senior notes	7,692,306	—
	12,071,498	3,686,342

3. Financial Statement Details (in thousands)

Inventory

	March 31,	December 31,
	2007	2006
Raw materials	$1,105	$1,052
Work in process	85	96
Finished goods	267	265
Total	$1,457	$1,413

Accrued warranty

	Three Months Ended March 31,
	2007	2006
Beginning balance	$49	$—
Charges to costs and expenses	24	—
Costs incurred	(38)	—
Ending balance	$35	$—

Components of interest income, net

	Three Months Ended March 31,
	2007	2006
Interest income	$792	$483
Interest expense	(265)	—
Total	$527	$483

4. Commitments and contingencies

Convertible Senior Notes

In March 2007, the Company issued $60 million aggregate principal amount of Convertible Senior Notes due 2027 in a private offering. The notes are convertible into shares of common stock based on an initial conversion rate of 128.2051 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $7.80 per share.

Interest on the notes is due semiannually on March 15 and September 15 of each year at a rate of 4.75% per year. The notes are redeemable by the Company beginning March 20, 2010 at a price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest. Holders of the notes may require the Company to repurchase the notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of certain designated events, including a change of control. In addition, the Company will have the right to automatically convert the notes if the closing price of its common stock exceeds 150% of the conversion price or $11.70 per share, for at least 20 trading days during any 30-day period. If such an automatic conversion occurs before March 15, 2010, the Company is required to pay additional interest in cash or, at its option, in shares of its common stock, equal to three full years of interest on the converted notes, less any interest actually paid or provided for on the notes prior to automatic conversion. The holders of the notes may require the Company to repurchase the notes for cash on March 15, 2012, March 15, 2017 and March 15, 2022 at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

The aggregate underwriting commissions and other debt issuance costs incurred with respect to the issuance of the notes was $2,642,000.  These costs have been capitalized as debt issuance costs on the Company’s balance sheet and are being amortized through March 15, 2012 which is the first date holders may require the Company to repurchase the notes.

Call Spread Option

In March 2007, the Company entered into hedge transactions to minimize the potential dilution of the Company’s common stock upon conversion of the Convertible Senior Notes if the Company’s stock exceeds $7.80 through March 2009.  The Company has the right to purchase a number of shares of common stock equal to the number of shares underlying the $60 million principal amount of the notes, at a strike price equal to the conversion price of the notes, or $7.80 per share. The call spread options are structured in four tranches with one tranche expiring in each six-month interval for two years from the date of March 6, 2007.  Each of the four options caps the potential benefit to the Company at market prices ranging from $9.00 for the option expiring in six months to $18.50 for the option expiring in two years. The call spread options are separate transactions entered into by the Company and are not part of the terms of the Convertible Senior Notes.

In accordance with Emerging Issues Task Force Issue, or EITF, No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company recorded the $10,950,000 cost of the call spread transactions as a net reduction in additional paid in capital in the accompanying Balance Sheet as of March 31, 2007, and will not recognize subsequent changes in fair value.

Line of Credit

At March 31, 2007, the Company had borrowings of $3,438,000 under the loan and security agreement and $0 was available for future borrowings.  The loan bears an interest rate equal to the lender’s prime rate plus 0.25% and at March 31, 2007, the interest rate was 8.50%.  Beginning April 1, 2007, terms of the agreement require monthly amortized payments of principal and interest though the maturity date of September 2009.

Lease

In January 2007, the Company entered into a sublease agreement of an existing facility near its corporate headquarters. Under the terms of the agreement, the Company sublet approximately 7,000 square feet of facilities space at terms and conditions, including real estate taxes and operating costs, which mirror the original lease agreement.  The Company retains obligations per the original lease.  Rental obligations, excluding real estate taxes and operating costs, owed by the Company, but subject to reimbursement by the subtenant in accordance with the terms of the sublease agreement, as of March 31, 2007 were as follows (in thousands):

Fiscal Year Ending
2007	$79
2008	107
2009	111
2010	114
2011	48
Total	$459

Litigation

On August 11, 2005, Abbott Diabetes Care, Inc., or Abbott, filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware, seeking a declaratory judgment that the Company’s short-term continuous glucose monitor infringes certain patents held by Abbott. In August 2005, the Company moved to dismiss these claims and filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office and in March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against the Company in the litigation. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by the Company’s short-term continuous glucose monitor. On August 18, 2006 the court granted the Company’s motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim. In approving the stay, the court also granted the Company’s motion to strike, or disallow, Abbott’s amended complaint in which Abbott had sought to add three additional patents to the litigation. In late 2006, the Patent Office issued a non-final rejection of all claims the Company submitted for reexamination in two of the Abbott patents cited in the original lawsuit. No decision has yet been published by the Patent Office on the other two patents cited in the original complaint which remain under reexamination. Subject to the stay, the Company intends to continue to vigorously contest the action.

Subsequent to the court’s ruling on August 18, 2006, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of those same three additional patents. The Company believes this complaint, like the first, is without merit and the Company intends to vigorously contest the action. To that end, the Company filed requests with the Patent Office to reexamine each of the three additional patents cited by Abbott and on September 7, 2006, the Company filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, the Company asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. As of February 2007, the Patent Office has ordered reexamination of each of the three patents cited in this new lawsuit.

Purchase Commitments

The Company is party to various purchase arrangements related to its development activities including materials used in its glucose monitoring systems.  As of March 31, 2007, the Company had purchase commitments with vendors of $1,463,000 due within one year.  There are no purchase commitments due beyond one year.

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

To support our national product launch, we have built a direct sales organization to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. To complement our direct sales efforts, we also employ clinical specialists who educate and provide clinical support in the field. We believe our direct, highly-specialized and focused sales organization is sufficient for us to support our sales efforts and have no immediate plans to increase the size of the sales organization.

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

For the three months ended March 31, 2007, we generated $1.0 million of revenue. We have incurred net losses in each year since our inception in May 1999. Through March 31, 2007, we had an accumulated deficit of $141.3 million. We expect our losses to continue as we expand our clinical trial activities and continue commercialization activities. We have financed our operations primarily through offerings of equity and debt securities. In April 2005, we completed our initial public offering in which we sold 4,700,000 shares of common stock for net proceeds of $50.5 million. In March 2006, we entered into a loan and security agreement that provides for a loan of up to $5.0 million to finance various equipment expenses. As of March 31, 2007, we had $3.4 million in borrowings under this agreement. In May 2006 we completed a follow-on offering of 2,117,375 shares of our common stock at $24.00 per share for gross proceeds of $50.8 million. After deduction of underwriting discounts and expenses of the offering we received net proceeds of $47.0 million.  In March 2007, we issued $60.0 million in convertible senior notes.  After deducting offering costs of $2.6 million and the purchase of $11.0 in call spread options to reduce potential dilution resulting from conversion of the notes, we netted approximately $46.4 million.

Financial Operations

Revenue

From inception through March 31, 2007, we generated $3.2 million in revenue from the sale of our continuous glucose monitoring systems after launching our system on March 28, 2006. We expect that revenues we generate from the sales of our STS will fluctuate from quarter to quarter.

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

Results of Operations

Quarter Ended March 31, 2006 Compared to March 31, 2007.

Revenue, Cost of Sales and Gross Margin

We recorded revenues of $1.0 million for the first quarter of 2007 compared to $15,000 for the first quarter of 2006. Cost of sales increased $1.0 million to $3.1 million for the first quarter of 2007 compared to $2.1 million for the first quarter in 2006.  The increase in cost of goods sold was primarily related to the direct costs associated with our revenues as well as $399,000 in higher net factory overhead. Net factory overhead includes all of the costs required to support our manufacturing operations less the amount absorbed into inventory for completed products. Gross margin loss of $2.1 million was unchanged in the first quarter of 2007 compared to the same quarter in 2006. The increase in revenues was offset by higher direct product costs as well as increased factory overhead.

Research and Development.  Research and development expense decreased $1.5 million to $4.0 million for the first quarter of 2007, compared to $5.5 million for the first quarter of 2006. Changes in research and development expense include $773,000 in lower clinical and regulatory costs and $873,000 in lower development expenses partially offset by higher quality assurance costs. Elements of declining research and development costs include $458,000 in lower tooling and fixturing costs, $506,000 in lower clinical trial expenses and $286,000 in lower stock based compensation.

Selling, General and Administrative.  Selling, general and administrative expense increased $1.5 million to $5.4 million for the first quarter of 2007, compared to $3.8 million for the first quarter of 2006. The increase was primarily due to $2.0 million in higher sales and marketing costs partially offset by lower general and administrative expenses. Major elements in the increased expense include $1.9 million in higher compensation expense, primarily in sales and $203,000 in related travel, offset by $545,000 in lower legal expense and $196,000 in lower recruiting costs.

Interest Income and Expense, Net.  Net interest income and interest expense increased $44,000 to $527,000 for the first quarter of 2007, compared to $483,000 for the first quarter of 2006. The increase was due to $309,000 in higher interest income due to higher combined average cash, cash equivalents, and short-term marketable securities balances, partially offset by $265,000 in interest expense on our convertible debt and capital equipment bank line.

Liquidity and Capital Resources

We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of March 31, 2007, we had an accumulated deficit of $141.3 million and had working capital of $89.6 million, which included $93.2 million in cash, cash equivalents and short-term marketable securities. We have funded our operations primarily from the sale of equity and debt securities and our bank line, raising aggregate net proceeds of $167.1 million from equity sales and $46.4 million from debt sales through March 31, 2007. In April 2005, we completed our initial public offering in which we sold 4,700,000 shares of common stock for net proceeds of $50.5 million. On March 20, 2006, we entered into a loan and security agreement that provides for a loan of up to $5.0 million to finance various equipment purchases. As of March 31, 2007 we had drawn $3.4 million under our bank equipment loan and on April 1, 2007 the loan converted into a 30 month amortized term loan. On May 2, 2006 we completed the sale of 2,117,375 shares of common stock at $24 per share for net proceeds of $47.0 million. On March 9, 2007 we completed a $60 million offering of our 4.75% Convertible Senior Notes due 2027. After payment of related expenses including the purchase of a related call option hedge we received net proceeds of $46.4 million.

Net Cash Used in Operating Activities. Net cash used in operating activities decreased $3.0 million to $8.4 million for the three months ending March 31, 2007, compared to $11.4 million net cash used for the same period in 2006. The decrease in cash used in operations for the three months ending March 31, 2007 was primarily due to $1.9 million less cash invested in inventories and $1.4 less cash used to pay down payables and accrued liabilities compared to the same period in 2006.

Net Cash Used in Investing Activities. Net cash used in investing activities decreased $4.7 million to $1.5 million for the three months ending March 31, 2007, compared to $6.2 million used for the same period of 2006. The decrease was primarily due to $4.0 million in lower net purchases and sales of short-term marketable securities as well as $715,000 in lower purchases of property and equipment. For the three months ending March 31, 2007, we invested $327,000 in manufacturing and computer equipment and facilities to support manufacturing improvements.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities increased $47.0 million to $47.5 million for the three months ending March 31, 2007, compared to $504,000 for the same period of 2006. The increase was primarily due to the $46.8 million in net proceeds from the sale of $60.0 million of our 4.75% Convertible Senior Notes due 2027.

Operating Capital and Capital Expenditure Requirements

We recently commercialized our first product. However, we anticipate that we will continue to incur net losses for the next several years as we incur expenses to commercialize our STS, develop additional continuous glucose monitoring products, expand our sales, marketing, manufacturing and corporate infrastructure.

We believe that our cash, cash equivalents and short-term marketable securities balances, and the interest we earn on these balances, will be sufficient to meet our anticipated cash requirements with respect to the scale-up of our STS commercialization, clinical trials, PMA applications and to meet our other anticipated cash needs for at least the next twelve months. If our available cash, cash equivalents and short-term marketable securities and the funds available under our loan and security agreement are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

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

•                  the third party reimbursement of our products for our customers;

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

Contractual Obligations

In March 2007, we issued $60 million aggregate principal amount of Convertible Senior Notes due 2027 in a private offering. The notes are convertible into shares of common stock based on an initial conversion rate of 128.2051 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $7.80 per share. Interest on the notes is due semiannually on March 15 and September 15 of each year at a rate of 4.75% per year. The notes will be redeemable by us beginning March 20, 2010 at a price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest. Holders of the notes may require us to repurchase the notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of certain designated events, including a change of control. In addition, we will have the right to automatically convert the notes if the closing price of its common stock exceeds 150% of the conversion price or $11.70 per share, for at least 20 trading days during any 30-day period. If such an automatic conversion occurs before March 15, 2010, we are required to pay additional interest in cash or, at our option, in shares of our common stock. The holders of the notes may require us to repurchase the notes for cash on March 15, 2012, March 15, 2017 and March 15, 2022 at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

We are party to various purchase arrangements related to components used in production and research and development activities.  As of March 31, 2007, we had purchase commitments with certain vendors totaling approximately $1.5 million due within one year.  There are no purchase commitments due beyond one year.

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

Our significant accounting policies are described in Note 1 to our financial statements included in our annual report on Form 10-K.  Other than the adoption of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes as discussed below, there were no significant changes in critical accounting policies or estimates from those at December 31, 2006.

Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, or FIN 48, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 became effective for us beginning January 1, 2007.

At December 31, 2006, we had net deferred tax assets of $51.9 million.  The deferred tax assets is primarily composed of federal and state tax net operating loss (“NOL”) carryfowards and federal and state research and development (“R&D”) credit carryforwards.  Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset this amount. Additionally, utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit caryforwards than can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Sections 382 and 383, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  Since our formation, the we have raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Sections 382 and 383, or could result in a change of control in the future upon subsequent disposition.  We have not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since our formation due to the signficant complexity and cost associated with such a study.  If we have experienced a change of control as defined by Sections 382 and 383 at any time since our formation, utilization of our NOL or R&D credit carryforwards would be subject to an annual limitation which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required.  Any limitation may result in the expiration of a portion of the NOL or R&D credit carryforwards before utilization.  Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.  We believe that the amount subject to limitation could be significant. Any amounts that we determine will expire prior to their utilization due to such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

Share-Based Compensation

On January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values.  As permitted by SFAS 123(R), we utilize the Black-Scholes option-pricing model as the method of valuation for share-based awards granted.  Share-based compensation expense recognized under SFAS 123(R) for the three ended March 31, 2007 and 2006 was $1.1 million and $1.3 million, respectively.  As of March 31, 2007, there was $13.6 million of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of our operating expenses through 2011. Compensation costs will be adjusted for future changes in estimated forfeitures. Prior to January 1, 2006, we had adopted the disclosure-only provision of SFAS 123 as discussed further in our annual report on Form 10-K.  Accordingly, we had not previously recognized compensation expense, except for share-based compensation expense accounted for in accordance with APB 25.

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

To date we have not entered into any agreements denominated in other than U.S. dollars. Accordingly, we believe we have no material exposure to risk from changes in foreign currency exchange rates.

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

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 11, 2005, Abbott Diabetes Care, Inc., or Abbott, filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware, seeking a declaratory judgment that our short-term continuous glucose monitor infringes certain patents held by Abbott. In August 2005, we moved to dismiss these claims and filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office and in March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against us in the litigation. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by our short-term continuous glucose monitor. On August 18, 2006 the court granted our motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim. In approving the stay, the court also granted our motion to strike, or disallow, Abbott’s amended complaint in which Abbott had sought to add three additional patents to the litigation. In late 2006, the Patent Office issued a non-final rejection of all claims we submitted for reexamination in two of the Abbott patents cited in the original lawsuit. No decision has yet been published by the Patent Office on the other two patents cited in the original complaint which remain under reexamination. Subject to the stay, we intend to continue to vigorously contest the action.

Subsequent to the court’s ruling on August 18, 2006, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of those same three additional patents. We believe this complaint, like the first, is without merit and we intend to vigorously contest the action. To that end, we filed requests with the Patent Office to reexamine each of the three additional patents cited by Abbott and on September 7, 2006, we filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, we asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. As of February 2007, the Patent Office has ordered reexamination of each of the three patents cited in this new lawsuit.

ITEM 1A. RISK FACTORS

Factors that May Affect our Financial Condition and Results of Operations

We have a limited operating history and our STS may never achieve market acceptance.

We are a medical device company with a limited operating history. We received approval from the FDA for our STS on March 24, 2006 and have recently commercialized this product throughout the United States. We expect that sales of our STS, which consists of a cell phone-sized receiver, transmitter and disposable sensor, will account for substantially all of our revenue for the foreseeable future. From inception through March 31, 2007, revenues from sales of our STS total approximately $3.2 million. However, we have limited experience in selling our products and we might be unable to successfully commercialize our STS for a number of reasons, including:

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

Additionally, since the launch of the STS, we have experienced periodic field failures.  We do not believe these failures created any patient safety concerns and we are not aware of any reports of adverse events or incidents related to these failures. Although we believe we have taken appropriate actions aimed at reducing or eliminating field failures, there can be no assurances that we will not experience additional failures going forward.

Our debt obligations expose us to risks that could adversely affect our business, operating results and financial condition.

In March 2007, we issued an aggregate principal amount of $60,000,000 in 4.75% Convertible Senior Notes due in 2027. The level of our indebtedness, among other things, could:

•                  require us to dedicate a portion of our expected cash flow or our existing cash to service our indebtedness, which would reduce the amount of our cash available for other purposes, including working capital, capital expenditures and research and development expenditures;

•                  make it difficult for us to incur additional debt or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;

•                  limit our flexibility in planning for or reacting to changes in our business;

•                  limit our ability to sell ourselves or engage in other strategic transactions;

•                  make us more vulnerable in the event of a downturn in our business; or

•                  place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.

If we fail to generate revenue due to any of the factors described in this section entitled “Risk Factors,” or otherwise, we could have difficulty paying amounts due on our indebtedness. Although the convertible senior notes mature in 2027, the holders of the convertible senior notes may require us to repurchase their notes prior to maturity under certain circumstances, including specified fundamental changes such as the sale of a majority of the voting power of the company. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of the convertible senior notes, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any other indebtedness that we may have outstanding at such time. Any default under our indebtedness could have a material adverse effect on our business, operating results and financial condition.

Conversion of the convertible senior notes will dilute the ownership interests of existing stockholders.

The terms of the convertible senior notes permit the holders to convert the notes into shares of our common stock. The convertible senior notes are convertible into our common stock initially at a conversion price of $7.80 per share, which would result in an aggregate of approximately 7.7 million shares of our common stock being issued upon conversion, subject to adjustment upon the occurrence of specified events, provided that the total number of shares of common stock issuable upon conversion, as may be adjusted for fundamental changes or otherwise, may not exceed approximately 9.2 million shares. The conversion of some or all of the convertible senior notes will dilute the ownership interest of our existing stockholders. Any sales in the public market of the common stock issuable upon conversion could adversely affect prevailing market prices of our common stock.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred net losses in each year since our inception in May 1999, including a net loss of $10.9 million for the three months ended March 31, 2007. As of March 31, 2007, we had an accumulated deficit of $141.3 million. We have financed our operations primarily through private placements of our equity and debt securities and our public offerings, and have devoted a substantial portion of our resources to research and development relating to our continuous glucose monitoring systems, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of our STS. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public companies. As a result, we expect to continue to incur significant operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and may adversely affect our ability to pay interest on, and principal of, the convertible senior notes.

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

We currently have limited resources, facilities and experience in commercially manufacturing sufficient quantities of product to meet expected demand for our STS. During 2006, we had difficulty scaling our manufacturing operations to provide a sufficient supply of product to support our commercialization efforts. As a result of these product shortages, we experienced periods of backorder and, at times, had to limit the efforts of our sales force to introduce the STS to new customers. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput and we believe we have remedied our supply shortages. Although we believe we have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts, there can be no assurances that supply will not be constrained going forward. In order to produce our STS in the quantities we anticipate will be necessary to meet market demand, we will need to increase our manufacturing capacity by a significant factor over the current level. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, materials procurement, problems with production yields and quality control and assurance. Developing commercial-scale manufacturing facilities will require the investment of substantial additional funds and the hiring and retention of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience. Also, the scaling of manufacturing capacity is subject to numerous risks and uncertainties, such as construction timelines, design, installation and maintenance of manufacturing equipment, among others, which can lead to unexpected delays. In addition, our facilities may have to undergo additional inspections by the FDA and corresponding state agencies. We cannot assure you that we will be able to develop and expand our manufacturing process and operations or obtain FDA and state agency approval of our facilities in a timely manner or at all. If we are unable to manufacture a sufficient supply of our STS or any future products for which we may receive approval, maintain control over expenses or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand and our business will suffer.

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

Our STS does not have reimbursement and is not approved for insurance coverage. The availability of insurance coverage and reimbursement for newly approved medical devices is uncertain. In the United States, patients using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our STS in both domestic and international markets will be substantially dependent on whether third-party coverage and reimbursement is available for patients that use our STS. In April 2007, the Centers for Medicare and Medicaid (“CMS”) Healthcare Common Procedure Coding System (“HCPCS”) Workgroup issued a preliminary decision granting our request to establish HCPCS codes for our continuous glucose monitoring devices, however this preliminary decision does not represent a coverage decision nor is it final or binding upon CMS or any private payor and is subject to change. Third-party coverage may also be difficult to obtain if our STS is not approved by the FDA as a replacement for existing single-point finger stick devices. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our STS. In order to obtain reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. The continuing efforts of government and third-party payors to contain or reduce the costs of healthcare may limit our revenue. Our initial dependence on the commercial success of our STS makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for our STS, patients may not use it.

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

On August 11, 2005, Abbott Diabetes Care, Inc., or Abbott, filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware, seeking a declaratory judgment that our short-term continuous glucose monitor infringes certain patents held by Abbott. In August 2005, we moved to dismiss these claims and filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office and in March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against us in the litigation. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by our short-term continuous glucose monitor. On August 18, 2006 the court granted our motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim. In approving the stay, the court also granted our motion to strike, or disallow, Abbott’s amended complaint in which Abbott had sought to add three additional patents to the litigation. In late 2006, the Patent Office issued a non-final rejection of all claims we submitted for reexamination in two of the Abbott patents cited in the original lawsuit. No decision has yet been published by the Patent Office on the other two patents cited in the original complaint which remain under reexamination. Subject to the stay, we intend to continue to vigorously contest the action.

Subsequent to the court’s ruling on August 18, 2006, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of those same three additional patents. We believe this complaint, like the first, is without merit and we intend to vigorously contest the action. To that end, we filed requests with the Patent Office to reexamine each of the three additional patents cited by Abbott and on September 7, 2006, we filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, we asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. As of February 2007, the Patent Office has ordered reexamination of each of the three patents cited in this new lawsuit.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our STS, including further development of a direct sales force and expansion of our manufacturing capacity, and on research and development, including conducting clinical trials for our next generation continuous glucose monitoring systems. For the three months ended March 31, 2007, our net cash used in operating activities was $8.4 million, compared to $11.4 million for the same period in 2006, and as of March 31, 2007, we had working capital of $89.6 million, including $93.2 million in cash, cash equivalents and short-term marketable securities. We expect that our cash used by operations will increase significantly in each of the next several years, and we may need additional funds to continue the commercialization of our STS and for the development and commercialization of other continuous glucose monitoring systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

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

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. The FDA’s medical device reporting, or MDR, regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury. We and our suppliers are required to comply with the FDA’s Quality System Regulation, or QSR, and other regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, shipping and servicing of our products. The FDA enforces the QSR through unannounced inspections. We currently manufacture our devices at our headquarters in San Diego, California, and a new facility located nearby. In these facilities we have more than 5,000 square feet of laboratory space and approximately 5,000 square feet of controlled environment rooms. In January 2007, both facilities were subject to a post-

approval PMA and QSR audit by the FDA. Based on the results of this inspection, we believe we are in substantial compliance with the regulatory requirements for a commercial medical device manufacturer and there were no major observations from the FDA resulting from this audit. At the close of the inspection, the FDA issued a Form 483 indemnifying several inspectional observations and, although we had no formal requirements or obligations to provide anything further to the FDA regarding these observations, we voluntarily provided formal written evidence to the FDA of our actions taken to address these minor observations in April 2007. Compliance with ongoing regulatory requirements can be complex, expensive and time-consuming. Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following actions:

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

Historically, the majority of our operations have been conducted at a single location in San Diego, California. We recently relocated a portion of our manufacturing operations and research and development to our new facility also located in San Diego, California. We take precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of computer data. However, a natural disaster, such as a fire, flood or earthquake, could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against fires, floods, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.

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

We are highly dependent on our senior management, especially Andrew P. Rasdal, our President and Chief Executive Officer, Andrew K. Balo, our Vice President of Clinical and Regulatory Affairs, and Mark Brister, our Vice President of Advanced Development Teams. Our success will depend on our ability to retain our current management and to attract and retain qualified personnel in the future, including sales persons, scientists, clinicians, engineers and other highly skilled personnel. Competition for senior management personnel, as well as sales persons, scientists, clinicians and engineers, is intense and we may not be able to retain our personnel. The loss of the services of members of our senior management, scientists, clinicians or engineers could prevent the implementation and completion of our objectives, including the commercialization of our STS and the development and introduction of our other products. The loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. Each of our officers may terminate their employment at any time without notice and without cause or good reason. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees.

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

•                  merge or consolidate with or into any other business organizations, with certain exceptions;

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

•                  directly or indirectly acquire or own, or make any investment in, any persons, with certain exceptions;

•                  directly or indirectly enter into or permit to exist any material transaction with any affiliates except such transactions that are in the ordinary course of business that are done upon fair and reasonable terms that are no less favorable to us than would be obtained in an arm’s length transaction with a non-affiliated company;

•                  make any payment in respect of any subordinated debt, or permit any of our U.S. domestic subsidiaries to make any such payment, except in compliance with the terms of such subordinated debt; or

•                  store any equipment or inventory in which the lender has any interest with any bailee, warehousemen or similar third party unless the third party has been notified of the lender’s security interest, or become or be controlled by an ‘‘investment company.’’

Complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Please see our Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 13, 2007 in which we described the issuance of an aggregate principal amount of $60,000,000 in 4.75% Convertible Senior Notes due in 2027.

Use of Proceeds

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

		Incorporated by Reference
				Date of
Exhibit Number	Exhibit Description	Form	File No.	First Filing	Exhibit Number	Provided Herewith
4.04	Indenture, dated as of March 9, 2007, between DexCom, Inc. and Wells Fargo Bank, National Association as trustee (including form of 4.75% Convertible Senior Note due 2027).	8-K	000-51222	March 12, 2007	4.01
4.05	Registration Rights Agreement, dated as of March 9, 2007, between DexCom, Inc. and Piper Jaffray & Co.	8-K	000-51222	March 12, 2007	4.02
10.21	Issuer Call Option Confirmation Letters, dated as of March 9, 2007, between DexCom, Inc. and Capital Ventures International.	8-K	000-51222	March 12, 2007	10.01
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

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

DEXCOM, INC.
(Registrant)

Dated: May 9, 2007	By:	/s/ Andrew P. Rasdal
Andrew P. Rasdal,
President and Chief Executive Officer

Dated: May 9, 2007	By:	/s/ Steven J. Kemper
Steven J. Kemper,
Chief Financial Officer