Form 10-Q
period 2007-06-30
DEXCOM INC
filed 2007-07-30
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐  No ☒

As of July 11, 2007, 28,370,474 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

DexCom, Inc.
Balance Sheets
(In thousands—except share and per share data)
(Unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$25,884	$18,167
Short-term marketable securities, available-for-sale	58,316	36,341
Accounts receivable, net	126	120
Inventory	1,254	1,413
Prepaid and other current assets	1,939	1,315
Total current assets	87,519	57,356
Property and equipment, net	5,565	6,118
Other assets	3,443	1,079
Total assets	$96,527	$64,553
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$3,966	$2,764
Accrued payroll and related expenses	2,106	1,558
Current portion of long-term debt	1,375	908
Total current liabilities	7,447	5,230
Other long-term liabilities	684	377
Long-term debt, net of current portion	61,719	2,118
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively.	—	—
Common stock, $0.001 par value, 100,000,000 authorized; 28,370,474 and 28,163,690 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	28	28
Additional paid-in capital	179,321	187,162
Accumulated other comprehensive income (loss)	(33)	12
Accumulated deficit	(152,639)	(130,374)
Total stockholders’ equity	26,677	56,828
Total liabilities and stockholders’ equity	$96,527	$64,553

See accompanying notes

DexCom, Inc.
Statements of Operations
(In thousands—except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$863	$479	$1,875	$494
Cost of sales	2,906	2,091	5,968	4,172
Gross margin	(2,043)	(1,612)	(4,093)	(3,678)
Operating expenses
Research and development	4,028	5,361	8,063	10,855
Selling, general and administrative	5,469	4,931	10,840	8,773
Total operating expenses	9,497	10,292	18,903	19,628
Operating loss	(11,540)	(11,904)	(22,996)	(23,306)
Interest income (expense), net	204	736	731	1,219
Net loss	$(11,336)	$(11,168)	$(22,265)	$(22,087)
Basic and diluted net loss per share	$(0.40)	$(0.41)	$(0.79)	$(0.84)
Shares used to compute basic and diluted net loss per share	28,298,731	27,080,115	28,261,301	26,322,567

See accompanying notes

DexCom, Inc.
Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net loss	$(22,265)	$(22,087)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,271	1,027
Share-based compensation	2,541	2,924
Amortization of debt issuance costs	145	—
Accretion and amortization related to investments, net	(153)	(144)
Changes in operating assets and liabilities:
Accounts receivable	(6)	(91)
Inventory	159	(3,208)
Prepaid and other assets	62	(496)
Restricted cash	—	(664)
Other assets	152	—
Accounts payable and accrued liabilities	1,202	(3,668)
Accrued payroll and related expenses	548	1,318
Other liabilities	307	101
Net cash used in operating activities	(16,037)	(24,988)
Investing activities
Purchase of available-for-sale marketable securities	(54,358)	(47,749)
Proceeds from the maturity of available-for-sale marketable securities	31,998	12,330
Purchase of property and equipment	(718)	(2,221)
Net cash used in investing activities	(23,078)	(37,640)
Financing activities
Proceeds from issuance of senior convertible notes	60,000	—
Payment of senior convertible notes issuance costs	(2,661)	—
Purchase of senior convertible notes call spread options	(10,950)	—
Net proceeds from issuance of common stock	375	47,859
Proceeds from equipment loan	412	1,500
Repayment of equipment loan	(344)	—
Net cash provided by financing activities	46,832	49,359
Increase (decrease) in cash and cash equivalents	7,717	(13,269)
Cash and cash equivalents, beginning of period	18,167	37,247
Cash and cash equivalents, ending of period	$25,884	$23,978

See accompanying notes

DexCom, Inc.
Notes to Financial Statements
(Unaudited)

1.                 Organization and Summary of Significant Accounting Policies

Organization and Business

DexCom, Inc. (the “Company”) is a medical device company focused on the design, development, and commercialization of continuous glucose monitoring systems for people with diabetes. On March 24, 2006, the Company received approval from the U.S. Food and Drug Administration, or FDA, for its Short-Term Continuous Glucose Monitoring System, or STS®, and has commercialized this product throughout the United States. This approval allows for the use of the STS by adults with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments. On May 31, 2007, the Company received approval from the FDA for its second generation continuous glucose monitoring system, the SEVENTM, designed for up to seven days of continuous use. This approval allows for the use of the SEVEN by adults with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include estimated excess or obsolete inventories, warranty accruals, employee bonus, clinical study expenses, trade show expenses, allowances for returned product, allowance for bad debt, and share-based compensation expense. Excess and obsolete inventories are estimated by identifying the amount of on hand and on order materials and comparing those to expected future sales, taking into account clinical trial and development usage along with new product introductions. The 2007 bonus pool authorized an amount of up to 35% of salary and wages for non sales employees to be awarded from the pool based on the weighted average achievement measured against certain objectives. During the six months ended June 30, 2007, the Company accrued an amount estimated at 10% of salary. Actual costs may differ from estimated costs based on the achievement of certain objectives. Clinical trial expenses are accrued based on estimates of progress under related contracts and include initial set up costs as well as ongoing monitoring over multiple sites in the U.S and abroad. Losses on firm purchase commitments are based on the excess of the cost of future materials above the estimate market price of the goods. An allowance for refunds is determined by analyzing the timing and amounts of past refund activity.

Share-Based Compensation

The Company recorded $1.4 million and $1.6 million in share-based compensation expense during the three months ended June 30, 2007 and 2006, respectively, and $2.5 million and $2.9 million during the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, unrecognized estimated compensation costs related to non-vested stock options totaled $16.5 million and is expected to be recognized through 2011. The Company utilizes the Black-Scholes option-pricing model as the method of valuation for share-based awards granted.

Revenue Recognition

The Company sells its durable systems and disposable units through a direct sales force in the United States. Both products are individually priced and can be purchased separately or together. The initial durable system is comprised of a transmitter, a receiver, a power cord, a finger-stick meter interface cable and a carrying case. STS 3-day durable system “starter kits” include the durable system and two disposable sensors, each labeled to be worn for three days. Customers are not required to purchase additional three-day disposable sensors at the time of their initial purchase and the initial price for the system is not dependent upon disposable purchase minimums. The SEVEN 7-day durable system includes a transmitter, a receiver, a power cord, a finger-stick meter interface cable, data management software and a USB cable. 7-Day disposable sensors are sold separately in packages of four. The initial SEVEN durable system price is not dependent upon the purchase of any amount of disposable SEVEN sensors.

Revenue on product sales is recognized upon shipment, which is when title and the risk of loss have been transferred to the customer and there are no other post shipment obligations. The Company’s products are generally paid for at the time of shipment using a customer’s credit card and do not include customer acceptance provisions. After approval of the Company’s second generation continuous glucose monitoring system, the SEVEN, on May 31, 2007, the Company started taking orders for an “Upgrade Kit” to upgrade existing customers for $150. For systems sold during June 2007 that included an upgrade right, a portion of the sales price is allocated to the undelivered upgrade and deferred based on vendor specific objective evidence of the fair value. This deferred revenue will be recognized when the upgrade has been delivered to the customer. Deferred revenue for the period ended June 30, 2007 totaled approximately $25,000 for 167 units shipped with this right in June 2007. The Company does not currently offer rebates or price protection and products are only returnable and refundable if the product fails to perform to specifications. The Company accrues for estimated returns and/or refunds by reducing revenues and establishing a liability account at the time of shipment based on historical experience.

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

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net loss	$(11,336)	$(11,168)	$(22,265)	$(22,087)
Unrealized loss on available-for-sale marketable securities	(41)	(47)	(45)	(51)
Comprehensive loss	$(11,377)	$(11,215)	$(22,310)	$(22,138)

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

At December 31, 2006, the Company had net deferred tax assets of $51.9 million. The deferred tax assets is primarily composed of federal and state tax net operating loss (“NOL”) carryfowards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets,  a full valuation allowance has been established to offset this amount. Additionally, utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards than can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Sections 382 and 383, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Sections 382 and 383, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such a study. If the Company experienced a change of control as defined by Sections 382 and 383 at any time since Company formation, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in the expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation determined, no amounts are being presented as an uncertain tax position under FIN 48. The Company believes that if a change of control occurred, the amount subject to limitation could be significant. Any amounts that the Company determines will expire prior to their utilization due to such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

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

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Warrant	—	43,729	—	43,729
Options to purchase common stock	5,494,789	3,771,711	5,494,789	3,771,711
Restricted stock	49,876	14,813	49,876	14,813
Convertible senior notes	7,692,306	—	7,692,306	—
Total	13,236,971	3,830,253	13,236,971	3,830,253

3.                 Financial Statement Details (in thousands)

Inventory

	June 30,	December 31,
	2007	2006
Raw materials	$889	$1,052
Work in process	121	96
Finished goods	244	265
Total	$1,254	$1,413

Accrued warranty

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Beginning balance	$35	$—	$49	$—
Charges to costs and expenses	19	161	43	161
Costs incurred	(26)	(125)	(64)	(125)
Ending balance	$28	$36	$28	$36

Components of interest income, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income	$1,126	$743	$1,918	$1,226
Interest expense	(922)	(7)	(1,187)	(7)
Total	$204	$736	$731	$1,219

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

Interest on the notes is due semiannually on March 15 and September 15 of each year at a rate of 4.75% per year. The notes are redeemable by the Company beginning March 20, 2010 at a price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest. Holders of the notes may require the Company to repurchase the notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of certain designated events, including a change of control. In addition, the Company will have the right to automatically convert the notes if the closing price of its common stock exceeds 150% of the conversion price, or $11.70 per share, for at least 20 trading days during any 30-day period. If such an automatic conversion occurs before March 15, 2010, the Company is required to pay additional interest in cash or, at its option, in shares of its common stock, equal to three full years of interest on the converted notes, less any interest actually paid or provided for on the notes prior to automatic conversion. The holders of the notes may require the Company to repurchase the notes for cash on March 15, 2012, March 15, 2017 and March 15, 2022 at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

The aggregate underwriting commissions and other debt issuance costs incurred with respect to the issuance of the notes was $2,661,000. These costs have been capitalized as debt issuance costs on the Company’s balance sheet and are being amortized through March 15, 2012 which is the first date holders may require the Company to repurchase the notes.

Call Spread Option

In March 2007, the Company entered into hedge transactions to minimize the potential dilution of the Company’s common stock upon conversion of the Convertible Senior Notes if the Company’s stock price exceeds $7.80 per share through March 2009. The Company has the right to purchase a number of shares of common stock equal to the number of shares underlying the $60 million principal amount of the notes, at a strike price equal to the conversion price of the notes, or $7.80 per share. The call spread options are structured in four tranches with one tranche expiring in each six-month interval for two years from the date of March 6, 2007. Each of the four options caps the potential benefit to the Company at market prices ranging from $9.00 for the option expiring in six months to $18.50 for the option expiring in two years. The call spread options are separate transactions entered into by the Company and are not part of the terms of the Convertible Senior Notes.

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

Line of Credit

In March 2006, the Company entered into a loan and security agreement that provides for up to $5,000,000 to finance various equipment purchases. At June 30, 2007, the Company had borrowings of $3,094,000 under the loan and security agreement and $0 was available for future borrowings. The loan bears an interest rate equal to the lender’s prime rate plus 0.25% and at June 30, 2007, the interest rate was 8.50%. Beginning April 1, 2007, terms of the agreement require monthly amortized payments of principal and interest though the maturity date of September 2009.

Lease

In January 2007, the Company entered into a sublease agreement of an existing facility near its corporate headquarters. Under the terms of the agreement, the Company sublet approximately 7,000 square feet of facilities space at terms and conditions, including real estate taxes and operating costs, which mirror the original lease agreement. The Company retains obligations per the original lease. Rental obligations, excluding real estate taxes and operating costs, owed by the Company, but subject to reimbursement by the subtenant in accordance with the terms of the sublease agreement, as of June 30, 2007 were as follows (in thousands):

Fiscal Year Ending
2007	$53
2008	107
2009	111
2010	114
2011	48
Total	$433

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

Subsequent to the court’s ruling on August 18, 2006, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of those same three additional patents. The Company believes this complaint, like the first, is without merit and the Company intends to vigorously contest the action. To that end, the Company filed requests with the Patent Office to reexamine each of the three additional patents cited by Abbott and on September 7, 2006, the Company filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, the Company asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. As of February 2007, the Patent Office has ordered reexamination of each of the three patents cited in this new lawsuit and in June 2007, the Patent Office issued a non-final rejection of all claims the Company submitted for reexamination in two of the Abbott patents cited in the new lawsuit.

Purchase Commitments

The Company is party to various purchase arrangements related to its development activities including materials used in its glucose monitoring systems. As of June 30, 2007, the Company had purchase commitments with vendors of $448,000 due within one year. There are no purchase commitments due beyond one year.

Executive Separation Agreement

In June 2007, the Company and its then Chief Executive Officer (“CEO”) entered into a separation agreement. In connection with the agreement, the Company modified the former CEO’s outstanding option awards to allow him to continue vesting of all unvested options for a period of twelve months from the date of separation. Additionally, the exercise date of the outstanding awards was extended to a period of twelve months following the date of separation. Total separation costs of $669,000, including $269,000 in stock option modification costs and $400,000 in cash payments, has been included in general and administrative expenses for the three and six months ended June 30, 2007.

5.                 Subsequent event

On July 30, 2007, Steven J. Kemper notified the Company that he will retire from his position as Chief Financial Officer, effective July 31, 2007.  In connection with his retirement, Mr. Kemper entered into a separation agreement (“Separation Agreement”) with the Company pursuant to which he will receive a lump sum separation payment of $115,000 and shall be entitled to purchase, in addition to the shares for which his stock options have already vested, the number of additional shares of his stock options that would have vested if he had remained employed by the Company until March 10, 2008, and all such options shall remain exercisable until June 10, 2008.

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

Overview

We are a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for people with diabetes. On March 24, 2006, we received approval from the U.S. Food and Drug Administration, or FDA, for our Short-Term Continuous Glucose Monitoring System, or STS®, and we have commercialized this product throughout the United States. Our approval allows for the use of our STS by adults with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments. On May 31, 2007 we received approval from the FDA for our second generation continuous glucose monitoring system, the SEVENTM, designed for up to seven days of continuous use, and we expect to begin commercializing this product in the second half of 2007. This approval allows for the use of the SEVEN by adults with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments. Our products are indicated for use as an adjunctive devices to complement, not replace, information obtained from standard home blood glucose monitoring devices. Our products must be prescribed by a physician and includes a disposable sensor, a transmitter and a small cell phone-sized receiver. The sensor is inserted by the patient and is intended to be used continuously for up to three days, in the case of the STS, or up to seven days in the case of the SEVEN, after which it is removed and may be replaced by a new sensor. Our transmitter and receiver are reusable. Since inception, we have devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. More recently, we have devoted considerable resources for the commercialization of our products as well as the continued clinical development of our technology platform.

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

We are leveraging our technology platform to enhance the capabilities for our current products and develop additional continuous glucose monitoring products. We are continuing clinical development to seek “replacement” claim labeling from the FDA, which would allow patients to use our STS as the sole basis for making therapeutic adjustments, to obtain a pediatric indication for our STS, and are developing a product for the in-hospital monitoring market. Our clinical trials may be delayed due to scheduling issues with patients and investigators, institutional review boards, sensor performance and manufacturing supply constraints, among other factors. Support of these clinical trials requires significant resources in research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, the FDA may not approve our products, and if approved, we may not achieve acceptance in the marketplace by physicians and patients.

We manufacture our products at our facility in San Diego, California. This facility was inspected for medical device manufacturing by the FDA in August 2005. We manufacture our products with components supplied by outside vendors and with parts manufactured by us internally. Key components that we manufacture internally include our wire-based sensor for our disposable sensors. The remaining components and assemblies are purchased from outside vendors. We then assemble, test, package and ship the finished product, which includes a transmitter, a receiver and a disposable sensor. We are expanding our manufacturing capacity in our current facility in San Diego, California and have leased an additional 66,400 square foot manufacturing facility in San Diego, California to enable us to produce greater quantities of our devices. Our capacity expansion could be constrained by the lack of material availability, equipment design, production and validation, regulatory approval of our new facility, personnel staffing and other factors.

Revenues are generated from sales of our durable transmitter and receiver and from the recurring sales of disposable sensors. The disposable sensor is inserted by the patient and intended to be used continuously for up to three days, in the case of the STS, or up to seven days in the case of the SEVEN, after which it may be replaced with a new disposable sensor. Our transmitter and receiver are reusable. In the event we establish an installed base of patients using our continuous glucose monitoring systems, we expect to generate an increasing portion of our revenues through recurring sales of our disposable sensors. We generally recognize revenue on our products upon shipment and our sales terms provide for customer payment at the time of order.

For the three months ended June 30, 2007, we generated $863,000 of revenue. We have incurred net losses in each year since our inception in May 1999. Through June 30, 2007, we had an accumulated deficit of $152.6 million. We expect our losses to continue as we expand our clinical trial activities and continue commercialization activities. We have financed our operations primarily through offerings of equity and debt securities. In April 2005, we completed our initial public offering in which we sold 4,700,000 shares of common stock for net proceeds of $50.5 million. In March 2006, we entered into a loan and security agreement that provides for a loan of up to $5.0 million to finance various equipment expenses. As of June 30, 2007, we had $3.1 million in borrowings under this agreement. In May 2006 we completed a follow-on offering of 2,117,375 shares of our common stock at $24.00 per share for gross proceeds of $50.8 million. After deduction of underwriting discounts and expenses of the offering we received net proceeds of $47.0 million. In March 2007, we issued $60.0 million in convertible senior notes. After deducting offering costs of $2.6 million and the purchase of $11.0 million in call spread options to reduce potential dilution resulting from conversion of the notes, we netted approximately $46.4 million.

Financial Operations

Revenue

From inception through June 30, 2007, we generated $4.0 million in revenue from the sale of our continuous glucose monitoring systems after launching our system on March 28, 2006. We expect that revenues we generate from the sales of our systems will fluctuate from quarter to quarter.

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

Selling, General and Administrative

Our selling, general and administrative expenses primarily consist of salary, fringe benefits and stock based compensation for our executive, financial, sales, marketing and administrative functions. Other significant expenses include trade show expenses, sales samples, insurance, professional fees for our outside legal counsel and independent auditors, litigation expenses and expenses for board meetings. We expect our selling, general and administrative expenses to continue to increase to support the commercialization of our products.

Results of Operations

Quarter Ended June 30, 2007 Compared to June 30, 2006

Revenue, Cost of Sales and Gross Margin

Revenues increased $384,000 to $863,000 for the second quarter of 2007 compared to $479,000 for the second quarter of 2006. Cost of sales increased $815,000 to $2.9 million for the second quarter of 2007 compared to $2.1 million for the second quarter in 2006. The increase in cost of goods sold was primarily related to a credit of $1.1 million in the 2006 period for materials purchased and expensed in 2005 while we were still in the development stage. A decrease in direct product costs and net direct labor was partially offset by higher fixed overhead spending. Gross margin loss of $2.0 million for the second quarter of 2007 increased $431,000 compared to the same quarter in 2006, primarily due to the effect of the materials credit in the 2006 quarter, partially offset by higher revenue and better labor utilization.

Research and Development.   Research and development expense decreased $1.3 million to $4.0 million for the second quarter of 2007, compared to $5.4 million for the second quarter of 2006. Changes in research and development expense include $0.5 million in lower clinical and regulatory costs and $1.0 million in lower development expenses partially offset by higher quality assurance costs. Major elements of declining research and development costs include $463,000 in lower clinical trial expenses, $263,000 in lower tooling and fixturing costs, and $163,000 in lower facility costs.

Selling, General and Administrative.   Selling, general and administrative expense increased $538,000 to $5.5 million for the second quarter of 2007, compared to $4.9 million for the second quarter of 2006. The increase was primarily due to $419,000 in higher general and administrative expenses and $118,000 in higher sales and marketing expense. Major elements in the increased expense include $853,000 in higher compensation expense, primarily due to $400,000 in separation payments to our former CEO, offset by $129,000 in lower legal expense. Additional share-based compensation expense of $269,000 relating to our former CEO for extended vesting and post-employment exercise period was more than offset by the declining expense of vesting grants for other employees.

Interest Income and Expense, Net.   Net interest income and interest expense decreased $532,000 to $204,000 for the second quarter of 2007, compared to $736,000 for the second quarter of 2006. The decrease was due to a $915,000 increase in interest expense, primarily related to our $60 million in convertible notes, partially offset by $383,000 in higher interest income.

Six Months Ended June 30, 2007 Compared to June 30, 2006

Revenue, Cost of Sales and Gross Margin

Revenues increased $1.4 million to $1.9 million for the six months ending June 30, 2007 compared to $494,000 for the six months ending June 30, 2006. Cost of sales increased $1.8 million to $6.0 million for the six months ending June 30, 2007 compared to $4.2 million for the same period in 2006. The increase in cost of goods sold was primarily related to a credit of $1.1 million in the 2006 period for materials purchased and expensed in 2005 while we were still in the development stage, as well as $842,000 in higher fixed overhead spending in the 2007 period. Gross margin loss increased $415,000 to $4.1 million for the six months ending June 30, 2007 compared to $3.7 million for the same period in 2006. $1.4 million in higher revenues were more than offset by higher direct product costs and higher fixed overhead spending, as well as the effect of the $1.1 million credit in the 2006 period.

Research and Development.   Research and development expense decreased $2.8 million to $8.1 million for the six months ending June 30, 2007, compared to $10.9 million for the six months ending June 30, 2006. Changes in research and development expense include $1.2 million in lower clinical and regulatory costs and $1.6 million in lower development expenses partially offset by higher quality assurance costs. Major elements of declining research and development costs include $1.0 million in lower clinical trial expenses, $720,000 in lower tooling and fixturing costs and $393,000 in lower stock based compensation.

Selling, General and Administrative.   Selling, general and administrative expense increased $2.1 million to $10.8 million for the six months ending June 30, 2007, compared to $8.8 million for the six months ending June 30, 2006. The increase was primarily due to $2.1 million in higher sales and marketing expense. Major elements in the increased expense include $2.6 million in higher compensation expense, including $400,000 in separation payments to our former CEO, offset by $674,000 in lower legal expense. Additional share-based compensation expense of $269,000 relating to our former CEO extended vesting and post-employment exercise period was more than offset by the declining expense of vesting grants.

Interest Income and Expense, Net.   Net interest income and interest expense decreased $488,000 to $731,000 for the six months ending June 30, 2007, compared to $1.2 million for the six months ending June 30, 2006. The decrease was due to a $1.2 million increase in interest expense, primarily related to our $60 million in convertible notes, partially offset by $692,000 in higher interest income.

Liquidity and Capital Resources

We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of June 30, 2007, we had an accumulated deficit of $152.6 million and had working capital of $80.1 million, which included $84.2 million in cash, cash equivalents and short-term marketable securities. We have funded our operations primarily from the sale of equity and debt securities and our bank line, raising aggregate net proceeds of $167.1 million from equity sales and $46.4 million from debt sales through June 30, 2007. In April 2005, we completed our initial public offering in which we sold 4,700,000 shares of common stock for net proceeds of $50.5 million. On March 20, 2006, we entered into a loan and security agreement that provides for a loan of up to $5.0 million to finance various equipment purchases. As of March 31, 2007 we had drawn $3.4 million under our bank equipment loan and on April 1, 2007 the loan converted into a 30 month amortized term loan. At June 30, 2007, we had $3.1 million outstanding on our term loan. On May 2, 2006 we completed the sale of 2,117,375 shares of common stock at $24 per share for net proceeds of $47.0 million. On March 9, 2007 we completed a $60 million offering of our 4.75% Convertible Senior Notes due 2027. After payment of related expenses including the purchase of a related call option hedge we received net proceeds of $46.4 million.

Net Cash Used in Operating Activities.   Net cash used in operating activities decreased $9.0 million to $16.0 million for the six months ending June 30, 2007, compared to $25.0 million net cash used for the same period in 2006. The decrease in cash used in operations was primarily due to $3.4 million less cash invested in inventories and $4.9 less cash used to pay down payables and accrued liabilities compared to the same period in 2006.

Net Cash Used in Investing Activities.   Net cash used in investing activities decreased $14.6 million to $23.1 million for the six months ending June 30, 2007, compared to $37.6 million used for the same period of 2006. The decrease was primarily due to $13.1 million in lower net purchases and sales of short-term marketable securities as well as $1.5 million in lower purchases of property and equipment. For the six months ending June 30, 2007, we invested $718,000 in manufacturing and computer equipment and facilities to support manufacturing improvements.

Net Cash Provided by Financing Activities.   Net cash provided by financing activities decreased $2.5 million to $46.8 million for the six months ending June 30, 2007, compared to $49.4 million for the same period of 2006. The decrease was primarily due to $1.4 million in change in our capital equipment bank line.

Operating Capital and Capital Expenditure Requirements

We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses to commercialize our approved products, develop additional continuous glucose monitoring products, expand our sales, marketing, manufacturing and corporate infrastructure.

We believe that our cash, cash equivalents and short-term marketable securities balances, and the interest we earn on these balances, will be sufficient to meet our anticipated cash requirements with respect to the scale-up of our commercialization, clinical trials, research and development activities PMA applications and to meet our other anticipated cash needs for at least the next twelve months. If our available cash, cash equivalents and short-term marketable securities and the funds available under our loan and security agreement are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

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

We are party to various purchase arrangements related to components used in production and research and development activities. As of June 30, 2007, we had purchase commitments with certain vendors totaling approximately $448,000 due within one year. There are no purchase commitments due beyond one year.

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

Revenue Recognition

We sell durable systems and disposable units through a direct sales force in the United States. Both products are individually priced and can be purchased separately or together. The initial durable system is comprised of a transmitter, a receiver, a power cord, a finger-stick meter interface cable and a carrying case. STS 3-day durable system “starter kits” include the durable system and two disposable sensors, each labeled to be worn for three days. Customers are not required to purchase additional three-day disposable sensors at the time of their initial purchase and the initial price for the system is not dependent upon disposable purchase minimums. The SEVEN 7-day durable system includes a transmitter, a receiver, a power cord, a finger-stick meter interface cable, data management software and a USB cable. 7-Day disposable sensors are sold separately in packages of four. The initial SEVEN durable system price is not dependent upon the purchase of any amount of disposable SEVEN sensors.

Revenue on product sales is recognized upon shipment, which is when title and the risk of loss have been transferred to the customer and there are no other post shipment obligations. Our products are generally paid for at the time of shipment using a customer’s credit card and do not include customer acceptance provisions. After approval of our second generation continuous glucose monitoring system, the SEVEN, on May 31, 2007, we started taking orders for an “Upgrade Kit” to upgrade existing customers for $150. For systems sold during June 2007 that included an upgrade right, a portion of the sales price is allocated to the undelivered upgrade and deferred based on vendor specific objective evidence of the fair value. This deferred revenue will be recognized when the upgrade has been delivered to the customer. Deferred revenue for the period ended June 30, 2007 totaled approximately $25,000 for 167 units shipped with this right in June 2007. We do not currently offer rebates or price protection and products are only returnable and refundable if the product fails to perform to specifications. We accrue for estimated returns and/or refunds by reducing revenues and establishing a liability account at the time of shipment based on historical experience.

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

At December 31, 2006, we had net deferred tax assets of $51.9 million. The deferred tax assets is primarily composed of federal and state tax net operating loss (“NOL”) carryfowards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset this amount. Additionally, utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards than can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Sections 382 and 383, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, the we have raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Sections 382 and 383, or could result in a change of control in the future upon subsequent disposition. We have not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since our formation due to the significant complexity and cost associated with such a study. If we have experienced a change of control as defined by Sections 382 and 383 at any time since our formation, utilization of our NOL or R&D credit carryforwards would be subject to an annual limitation which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in the expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48. We believe that the amount subject to limitation could be significant. Any amounts that we determine will expire prior to their utilization due to such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

Share-Based Compensation

On January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. As permitted by SFAS 123(R), we utilize the Black-Scholes option-pricing model as the method of valuation for share-based awards granted. Share-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2007 was $1.4 million and $2.5 million, respectively, compared to $1.6 million and $2.9 million, respectively, for the three and six months ended June 30, 2006. As of June 30, 2007, there was $16.5 million of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of our operating expenses through 2011. Compensation costs will be adjusted for future changes in estimated forfeitures. Prior to January 1, 2006, we had adopted the disclosure-only provision of SFAS 123 as discussed further in our annual report on Form 10-K. Accordingly, we had not previously recognized compensation expense, except for share-based compensation expense accounted for in accordance with APB 25.

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

Subsequent to the court’s ruling on August 18, 2006, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of those same three additional patents. We believe this complaint, like the first, is without merit and we intend to vigorously contest the action. To that end, we filed requests with the Patent Office to reexamine each of the three additional patents cited by Abbott and on September 7, 2006, we filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, we asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. As of February 2007, the Patent Office has ordered reexamination of each of the three patents cited in this new lawsuit and in June 2007, the Patent Office issued a non-final rejection of all claims the Company submitted for reexamination in two of the Abbott patents cited in the new lawsuit.

ITEM 1A.        RISK FACTORS

Factors that May Affect our Financial Condition and Results of Operations

We have a limited operating history and our products may never achieve market acceptance.

We are a medical device company with a limited operating history. We received approval from the FDA for our STS on March 24, 2006 and have recently commercialized this product throughout the United States. On May 31, 2007, we received approval from the FDA for our second generation continuous glucose monitoring system, the SEVENTM, designed for up to seven days of continuous use, and we expect to begin commercializing this product in the second half of 2007. We expect that sales of our continuous glucose monitoring systems, which consist of a cell phone-sized receiver, transmitter and disposable sensor, will account for substantially all of our revenue for the foreseeable future. From inception through June 30, 2007, revenues from sales of our continuous glucose monitoring products total approximately $4.0 million. However, we have limited experience in selling our products and we might be unable to successfully commercialize our products for a number of reasons, including:

•       market acceptance of our products by physicians and patients will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use;

•       we may not be able to manufacture our products in commercial quantities or at an acceptable cost;

•       patients do not generally receive reimbursement from third-party payors for their purchase of our products, which may reduce widespread use of our products;

•       our inexperience in marketing, selling and distributing our products;

•       we may not have adequate financial or other resources to successfully commercialize our products;

•       the uncertainties associated with establishing and qualifying our new manufacturing facility;

•       our products are not labeled as a replacement for the information that is obtained from single-point finger stick devices;

•       patients will need to incur the costs of our products in addition to single-point finger stick devices;

•       the introduction and market acceptance of competing products and technologies;

•       our inability to obtain sufficient quantities of supplies from our sole source and other key suppliers; and

•       rapid technological change may make our technology and our products obsolete.

Our products are more invasive than current self-monitored glucose testing systems, including single-point finger stick devices, and patients may be unwilling to insert a sensor in their body, especially if their current diabetes management involves no more than two finger sticks per day. Moreover, patients may not perceive the benefits of continuous glucose monitoring and may be unwilling to change their current treatment regimens. In addition, physicians tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products. Physicians may not recommend or prescribe our products until there is long-term clinical evidence to convince them to alter their existing treatment methods, there are recommendations from prominent physicians that our products are effective in monitoring glucose levels and reimbursement or insurance coverage is available. We cannot predict when, if ever, physicians and patients may adopt the use of our products. If our products do not achieve an adequate level of acceptance by patients, physicians and healthcare payors, we may not generate significant product revenue and we may not become profitable.

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

We have incurred net losses in each year since our inception in May 1999, including a net loss of $22.3 million for the six months ended June 30, 2007. As of June 30, 2007, we had an accumulated deficit of $152.6 million. We have financed our operations primarily through private placements of our equity and debt securities and our public offerings, and have devoted a substantial portion of our resources to research and development relating to our continuous glucose monitoring systems, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of our products. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public companies. As a result, we expect to continue to incur significant operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and may adversely affect our ability to pay interest on, and principal of, the convertible senior notes.

If we are unable to establish adequate sales, marketing and distribution capabilities or enter into and maintain arrangements with third parties to sell, market and distribute our continuous glucose monitoring products, our business may be harmed.

To achieve commercial success for our products, we must either continue to develop and grow our sales and marketing organization or enter into arrangements with others to market and sell our products.

We currently employ a small direct sales force to market our products in the United States. Our sales organization competes with the experienced and well-funded marketing and sales operations of our competitors. We have limited experience developing and managing a direct sales organization and marketing and distributing our products, and we may be unsuccessful in our attempt to do so.

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

We may contract with third parties to market and sell our products in the United States if we are unable to develop an adequate direct sales organization. To the extent that we enter into arrangements with third parties to perform sales, marketing, distribution and billing services in the United States, our product margins could be lower than if we directly marketed and sold our STS. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we do not know whether these efforts will be successful. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable.

We have limited manufacturing capabilities and manufacturing personnel, and if our manufacturing capabilities are insufficient to produce an adequate supply of products at appropriate quality levels, our growth could be limited and our business could be harmed.

We currently have limited resources, facilities and experience in commercially manufacturing sufficient quantities of product to meet expected demand for our products. During 2006, we had difficulty scaling our manufacturing operations to provide a sufficient supply of product to support our commercialization efforts. As a result of these product shortages, we experienced periods of backorder and, at times, had to limit the efforts of our sales force to introduce the STS to new customers. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput and we believe we have remedied our supply shortages. Although we believe we have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts, there can be no assurances that supply will not be constrained going forward. In order to produce our products in the quantities we anticipate will be necessary to meet market demand, we will need to increase our manufacturing capacity by a significant factor over the current level. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, materials procurement, problems with production yields and quality control and assurance. Developing commercial-scale manufacturing facilities will require the investment of substantial additional funds and the hiring and retention of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience. Also, the scaling of manufacturing capacity is subject to numerous risks and uncertainties, such as construction timelines, design, installation and maintenance of manufacturing equipment, among others, which can lead to unexpected delays. In addition, our facilities may have to undergo additional inspections by the FDA and corresponding state agencies. We cannot assure you that we will be able to develop and expand our manufacturing process and operations or obtain FDA and state agency approval of our facilities in a timely manner or at all. If we are unable to manufacture a sufficient supply of our current products or any future products for which we may receive approval, maintain control over expenses or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand and our business will suffer.

Additionally, the production of our products must occur in a highly controlled and clean environment to minimize particles and other yield-and quality-limiting contaminants. Weaknesses in process control or minute impurities in materials may cause a substantial percentage of defective products in a lot. If we are not able to maintain stringent quality controls, or if contamination problems arise, our clinical development and commercialization efforts could be delayed, which would harm our business and our results of operations.

Our products do not have reimbursement and are not approved for insurance coverage. If we are unable to obtain adequate reimbursement at acceptable prices for our products from third-party payors, we will be unable to generate significant revenue.

Our products do not have reimbursement and are not approved for insurance coverage. The availability of insurance coverage and reimbursement for newly approved medical devices is uncertain. In the United States, patients using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will be substantially dependent on whether third-party coverage and reimbursement is available for patients that use our products. In April 2007, the Centers for Medicare and Medicaid (“CMS”) Healthcare Common Procedure Coding System (“HCPCS”) Workgroup issued a preliminary decision recommending approval for our request to establish HCPCS codes for the three components of our continuous glucose monitoring system, however this preliminary decision does not represent a coverage decision nor is it final or binding upon CMS or any private payor and is subject to change. Third-party coverage may also be difficult to obtain if our products are not approved by the FDA as a replacement for existing single-point finger stick devices. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. The continuing efforts of government and third-party payors to contain or reduce the costs of healthcare may limit our revenue. Our initial dependence on the commercial success of our products makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for our products, patients may not use it.

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

We rely on Flextronics International, Ltd. to manufacture and supply the receiver included as part of our continuous glucose monitoring systems and the circuit boards for our short-term sensors; we rely on AMI Semiconductor, Inc. to manufacture and supply the application specific integrated circuit, or ASIC, that is incorporated into the transmitter for our continuous glucose monitoring systems; we rely on CardioTech, which manufactures the polymers used to synthesize our polymeric biointerface membranes for our products; we rely on Vita Needle to manufacture and supply the insertion needle in our products applicator; and we rely on The Tech Group to supply our injection molded components. Each of these suppliers is a sole-source supplier. In some cases, our agreements with these and our other suppliers can be terminated by either party upon short notice. In other cases we operate without a written agreement with the supplier. Our contract manufacturers also rely on sole-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

•       we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms;

•       our products are technologically complex and it is difficult to develop alternative supply sources;

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

Subsequent to the court’s ruling on August 18, 2006, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of those same three additional patents. We believe this complaint, like the first, is without merit and we intend to vigorously contest the action. To that end, we filed requests with the Patent Office to reexamine each of the three additional patents cited by Abbott and on September 7, 2006, we filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, we asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. As of February 2007, the Patent Office has ordered reexamination of each of the three patents cited in this new lawsuit and in June 2007, the Patent Office issued a non-final rejection of all claims we submitted for reexamination in two of the Abbott patents cited in the new lawsuit.

Although it is our position that Abbott’s assertions of infringement have no merit, neither the outcome of the litigation nor the amount and range of potential fees can be assessed. No assurances can be given that we will prevail in the lawsuit or that we can successfully defend ourselves against the claims made by Abbott, and we expect to incur significant costs in defending the action, which could have a material adverse effect on our business and our results of operations regardless of the final outcome of such litigation. Subject to the stay, Abbott could immediately seek a preliminary injunction that, if granted, would force us to stop making, using, selling or offering to sell our products. Our STS and SEVEN products are our only products that are approved for commercial sale, and if we were forced to stop selling either of them, our business and prospects would suffer. We cannot assure you that Abbott will not file for a preliminary injunction, that we would be successful in defending against such an action if filed or that we can successfully defend ourselves against the claim. In addition, defending against this action could have a number of harmful effects on our business, including those discussed in the following risk factor, regardless of the final outcome of such litigation.

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

The market for glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In selling our products, we compete directly with Roche Disetronic, a division of Roche Diagnostics; LifeScan, Inc., a division of Johnson & Johnson; the MediSense and TheraSense divisions of Abbott Laboratories; and Bayer Corporation, each of which manufactures and markets products for the single-point finger stick device market. Collectively, these companies currently account for substantially all of the worldwide sales of self-monitored glucose testing systems. Several companies are developing or marketing short-term continuous glucose monitoring products that will compete directly with our products. To date, in addition to our products, two other companies, Cygnus and Medtronic have received approval from the FDA for continuous glucose monitors and Abbott is seeking approval for another. We believe that one of the products, originally developed and marketed by Cygnus, is no longer actively marketed. In addition, Johnson & Johnson announced in 2006 that it is developing and expects to commence clinical trials in support of a continuous glucose monitoring system in 2007. Most of the companies developing or marketing competing devices are publicly traded or divisions of publicly-traded companies, and these companies enjoy several competitive advantages, including:

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

No continuous glucose monitoring system, including either of our products, has yet received FDA clearance as a replacement for single-point finger stick devices, and our products may never be approved for that indication.

Our products do not eliminate the need for single-point finger stick devices and our future products may not be approved for that indication. No precedent for FDA approval of continuous glucose monitoring systems as a replacement for single-point finger stick devices has been established. Accordingly, there is no established study design or agreement regarding performance requirements or measurements in clinical trials for continuous glucose monitoring systems. We have not yet filed for FDA approval for replacement claim labeling and we cannot assure you that we will not experience delays if we do file. If any of our competitors were to obtain replacement claim labeling for a continuous glucose monitoring system, our products may not be able to compete effectively against that system and our business would suffer.

Technological breakthroughs in the glucose monitoring market could render our products obsolete.

The glucose monitoring market is subject to rapid technological change and product innovation. Our products are based on our proprietary technology, but a number of companies and medical researchers are pursuing new technologies for the monitoring of glucose levels. FDA approval of a commercially viable continuous glucose monitor or sensor produced by one of our competitors could significantly reduce market acceptance of our systems. Several of our competitors are in various stages of developing continuous glucose monitors or sensors, including non-invasive and invasive devices, and the FDA has approved several of these competing products. In addition, the National Institutes of Health and other supporters of diabetes research are continually seeking ways to prevent, cure or improve treatment of diabetes. Therefore, our products may be rendered obsolete by technological breakthroughs in diabetes monitoring, treatment, prevention or cure.

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

We are continuing to invest in the development of our technology platform and will seek to obtain additional FDA approvals for continuous glucose monitoring systems in addition to our currently approved products, including our continuous glucose monitoring system for the in-hospital market. The regulatory approval process for these continuous glucose monitoring systems that are under development involves, among other things, successfully completing clinical trials and obtaining a PMA from the FDA. The PMA process requires us to prove the safety and efficacy of our continuous glucose monitoring systems to the FDA’s satisfaction. This process can be expensive and uncertain, requires detailed and comprehensive scientific and human clinical data, generally takes one to three years after a PMA application is filed and may never result in the FDA granting a PMA. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

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

We may be unable to continue the commercialization of our products or the development and commercialization of our other continuous glucose monitoring systems without additional funding.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including further development of our direct sales force and expansion of our manufacturing capacity, and on research and development, including conducting clinical trials for our next generation continuous glucose monitoring systems. For the six months ended June 30, 2007, our net cash used in operating activities was $16.0 million, compared to $25.0 million for the same period in 2006, and as of June 30, 2007, we had working capital of $80.1 million, including $84.2 million in cash, cash equivalents and short-term marketable securities. We expect that our cash used by operations will increase significantly in each of the next several years, and we may need additional funds to continue the commercialization of our products and for the development and commercialization of other continuous glucose monitoring systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

•       the revenue generated by sales of our products and other future products;

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

If adequate funds are not available, we may not be able to commercialize our products at the rate we desire and we may have to delay development or commercialization of our other products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products. Any of these factors could harm our financial condition.

Potential long-term complications from our current products or other continuous glucose monitoring systems under development may not be revealed by our clinical experience to date.

If unanticipated long-term side-effects result from the use of our current products or other glucose monitoring systems under development, we could be subject to liability and our systems would not be widely adopted. Our clinical trials have been limited to seven days of continuous use with our products. Additionally, we have limited clinical experience with repeated use of our products in the same patient. We cannot assure you that long-term use would not result in unanticipated complications. Furthermore, the interim results from our current pre-clinical studies and clinical trials may not be indicative of the clinical results obtained when we examine the patients at later dates. It is possible that repeated use of our products will result in unanticipated adverse effects, potentially even after the device is removed.

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

We may be subject to claims against us even if the apparent injury is due to the actions of others or misuse of the device. Our customers, either on their own or following the advice of their physicians, may use our products in a manner not described in the products’ labeling and that differs from the manner in which it was used in clinical studies and approved by the FDA. For example, our SEVEN is designed to be used by a patient continuously for up to seven days, but the patient might be able to circumvent the safeguards designed into the SEVEN and use the product for longer than seven days. Off-label use of products by patients is common, and any such off-label use of our products could subject us to additional liability. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial volunteers or result in reduced acceptance of our products in the market.

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

We are highly dependent on our senior management, especially Terrance H. Gregg, our recently appointed President and Chief Executive Officer, Andrew K. Balo, our Vice President of Clinical and Regulatory Affairs, and Mark Brister, our Vice President of Advanced Development Teams. Our success will depend on our ability to retain our current management and to attract and retain qualified personnel in the future, including sales persons, scientists, clinicians, engineers and other highly skilled personnel. Competition for senior management personnel, as well as sales persons, scientists, clinicians and engineers, is intense and we may not be able to retain our personnel. In addition, some members of our management team have only recently joined our company. For example, Terrance H. Gregg, our President and Chief Executive Officer, joined us in June 2007. We expect that it will take time for Mr. Gregg to integrate into our company and our business could be harmed if the integration is not successful. The loss of the services of members of our senior management, scientists, clinicians or engineers could prevent the implementation and completion of our objectives, including the commercialization of our current products and the development and introduction of additional products. The loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. Each of our officers may terminate their employment at any time without notice and without cause or good reason. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on May 23, 2007. Of the 28,330,796 shares of common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 20,109,703 shares of common stock, representing 71% of the total number of shares entitled to vote at the meeting. This percentage represented a quorum. The following three proposals were presented and voted on at the meeting:

Proposal 1

To elect three Class II directors, Donald L. Lucas, Donald A. Lucas and Jay S. Skyler, to hold office until our 2010 Annual Meeting of Stockholders. The three nominees were elected by a plurality of the shares represented and entitled to vote at the meeting. The voting results were:

Nominee	For	Withheld
Donald L. Lucas	17,523,946	2,628,099
Donald A. Lucas	17,816,389	2,335,656
Jay S. Skyler	20,109,703	42,342

Proposal 2

To consider and vote upon a proposal to approve an amendment of our 2005 Equity Incentive Plan to provide discretion to the Board of Directors to determine the value and number of equity awards granted to non-employee directors from time to time. The proposal was approved by more than a majority of the shares represented and voted on Proposal 2 at the meeting. The voting results were:

For	Against	Abstain	Broker Non-Vote
8,487,388	7,028,592	17,390	4,618,675

Proposal 3

To ratify the selection by the audit committee of our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The appointment was approved by more than a majority of the shares represented and entitled to vote at the meeting. The voting results were:

For	Against	Abstain	Broker Non-Vote
20,108,700	19,639	23,705	0

ITEM 5.                OTHER INFORMATION

Not applicable.

ITEM 6.                EXHIBITS

The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
10.22	Separation Agreement dated June 19, 2007 between the Company and Andrew P. Rasdal	8-K	000-51222	June 20, 2007	99.02	—
10.23	Offer Letter Agreement dated June 19, 2007 between the Company and Terrance H. Gregg	8-K	000-51222	June 20, 2007	99.03	—
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

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

DEXCOM, INC.
(Registrant)
Dated: July 30, 2007	By:	/s/ TERRANCE H. GREGG
Terrance H. Gregg,
President and Chief Executive Officer

Dated: July 30, 2007	By:	/s/ STEVEN J. KEMPER
Steven J. Kemper,
Chief Financial Officer