Form 10-Q
period 2007-09-30
DEXCOM INC
filed 2007-10-30
CIK 1093557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes   ☐      No   ☒

As of October 16, 2007, 28,295,788 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.
Table of Contents

DexCom, Inc.

Balance Sheets

(In thousands – except share and per share data)

(Unaudited)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$15,176	$18,167
Short-term marketable securities, available-for-sale	59,103	36,341
Accounts receivable, net	171	120
Inventory	1,035	1,413
Prepaid and other current assets	1,598	1,315
Total current assets	77,083	57,356

Property and equipment, net	5,058	6,118
Other assets	3,348	1,079
Total assets	$85,489	$64,553

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,088	$2,764
Accrued payroll and related expenses	2,644	1,558
Current portion of long-term debt	1,375	908
Total current liabilities	6,107	5,230

Other long-term liabilities	683	377
Long-term debt, net of current portion	61,375	2,118

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $0.001 par value, 100,000,000 authorized; 28,446,004 issued and 28,291,800 outstanding at September 30, 2007, and 28,163,690 shares issued and outstanding and December 31, 2006	28	28
Additional paid-in capital	181,285	187,162
Accumulated other comprehensive income	34	12
Accumulated deficit	(164,023)	(130,374)
Total stockholders’ equity	17,324	56,828
Total liabilities and stockholders’ equity	$85,489	$64,553

See accompanying notes

DexCom, Inc.

Statements of Operations

(In thousands – except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$1,224	$841	$3,099	$1,335
Cost of sales	3,113	3,389	9,081	7,561
Gross margin	(1,889)	(2,548)	(5,982)	(6,226)

Operating expenses
Research and development	3,671	4,634	11,734	15,489
Selling, general and administrative	5,943	7,074	16,783	15,847
Total operating expenses	9,614	11,708	28,517	31,336

Operating loss	(11,503)	(14,256)	(34,499)	(37,562)

Interest income, net	119	818	850	2,037
Net loss	$(11,384)	$(13,438)	$(33,649)	$(35,525)

Basic and diluted net loss per share	$(0.40)	$(0.48)	$(1.19)	$(1.32)
Shares used to compute basic and diluted net loss per share	28,324,661	28,068,427	28,282,653	26,938,509

See accompanying notes

DexCom, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net loss	$(33,649)	$(35,525)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,908	1,626
Share-based compensation	4,245	4,363
Amortization of debt issuance costs	281	—
Accretion and amortization related to investments, net	(344)	(269)
Changes in operating assets and liabilities:
Accounts receivable	(51)	(119)
Inventory	378	(1,937)
Prepaid and other assets	362	(364)
Restricted cash	—	(664)
Other assets	111	—
Accounts payable and accrued liabilities	(676)	(2,623)
Accrued payroll and related expenses	1,086	1,528
Other liabilities	306	222
Net cash used in operating activities	(26,043)	(33,762)

Investing activities
Purchase of available-for-sale marketable securities	(63,306)	(55,171)
Proceeds from the maturity of available-for-sale marketable securities	40,403	26,899
Purchase of property and equipment	(848)	(2,841)
Net cash used in investing activities	(23,751)	(31,113)

Financing activities
Proceeds from issuance of senior convertible notes	60,000	—
Payment of senior convertible notes issuance costs	(2,661)	—
Purchase of senior convertible notes call spread options	(10,950)	—
Net proceeds from issuance of common stock	690	48,131
Proceeds from equipment loan	412	2,700
Repayment of equipment loan	(688)	—
Net cash provided by financing activities	46,803	50,831
Decrease in cash and cash equivalents	(2,991)	(14,044)
Cash and cash equivalents, beginning of period	18,167	37,247
Cash and cash equivalents, ending of period	$15,176	$23,203

Non-cash investing and financing activities
Common shares received as settlement for a call spread option	$1,420	$—

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include estimated excess or obsolete inventories, warranty accruals, employee bonus, clinical study expenses, trade show expenses, allowances for returned product, allowance for bad debt, and share-based compensation expense. Excess and obsolete inventories are estimated by identifying the amount of on hand and on order materials and comparing those to expected future sales, taking into account clinical trial and development usage along with new product introductions. The 2007 bonus pool authorized an amount of up to 35% of salary and wages for non sales employees to be awarded from the pool based on the weighted average achievement measured against certain objectives. During the nine months ended September 30, 2007, the Company accrued an amount estimated at 10% of salaries. Actual costs may differ from estimated costs based on the achievement of certain objectives. Clinical trial expenses are accrued based on estimates of progress under related contracts and include initial set up costs as well as ongoing monitoring over multiple sites in the U.S and abroad. Losses on firm purchase commitments are based on the excess of the cost of future materials above the estimate market price of the goods. An allowance for refunds is determined by analyzing the timing and amounts of past refund activity.

Share-Based Compensation

The Company recorded $1.7 million and $1.4 million in share-based compensation expense during the three months ended September 30, 2007 and 2006, respectively, and $4.2 million and $4.4 million during the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007, unrecognized estimated compensation costs related to non-vested stock options totaled $16.6 million and is expected to be recognized through 2011. The Company utilizes the Black-Scholes option-pricing model as the method of valuation for share-based awards granted.

Revenue Recognition

The Company sells its durable systems and disposable units through a direct sales force in the United States. Components are individually priced and can be purchased separately or together. The SEVEN durable system includes a transmitter, a receiver, a power cord, a finger-stick meter interface cable, data management software and a USB cable. Disposable sensors for use with the SEVEN durable system are sold separately in packages of four. The initial SEVEN durable system price is not dependent upon the purchase of any amount of disposable SEVEN sensors. The Company discontinued sales of its STS 3-day durable system in the second quarter of 2007, but continues to sell three day disposable sensors to customers who previously purchased the STS 3-day durable system. Disposable sensors for use with the STS 3-day durable system are sold separately in packages of five.

Revenue on product sales is recognized upon shipment, which is when title and the risk of loss have been transferred to the customer and there are no other post shipment obligations. The Company’s products are generally paid for at the time of shipment using a customer’s credit card and do not include customer acceptance provisions. After approval of the Company’s second generation continuous glucose monitoring system, the SEVEN, on May 31, 2007, the Company started taking orders for an “Upgrade Kit” to upgrade existing customers for $150. For systems sold that included an upgrade right, a portion of the sales price is allocated to the undelivered upgrade and deferred based on the fair value of the upgrade kit. This deferred revenue is recognized when the upgrade has been delivered to the customer. Deferred revenue for the period ended September 30, 2007 totaled approximately $5,400. In August 2007, the Company adopted a “30-day money back guarantee” program whereby customers who purchase the SEVEN durable system and a package of four disposable sensors may return the SEVEN durable system for any reason within thirty days of purchase and receive a full refund of their purchase price. The Company accrues for estimated returns and/or refunds by reducing revenues and establishing a liability account at the time of shipment based on historical experience.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net loss	$(11,384)	$(13,438)	$(33,649)	$(35,525)
Unrealized gain on available-for-sale marketable securities	67	65	22	14
Comprehensive loss	$(11,317)	$(13,373)	$(33,627)	$(35,511)

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

Recent Accounting Guidance

In August 2007, the FASB issued for comment proposed FASB Staff Position (“FSP”) No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The proposed FSP would require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the Company’s nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The proposed FSP would also require an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The comment deadline for the proposed FSP was October 15, 2007 and if issued, the proposed FSP would be effective for the Company on January 1, 2008. The Company believes that if the FSP is issued as proposed, the convertible debt issued in March 2007 would fall under the proposed FSP and the Company would be required to retroactively apply the guidance. Although the Company has not completed its analysis of the impact of this guidance, it believes the application would cause a reduction to the carrying value of the debt on it’s balance sheet and a corresponding increase in non-cash interest expense to be recognized over the initial five year redemption period which could be significant.

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

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Warrant	—	43,729	—	43,729
Options to purchase common stock	5,763,662	3,913,151	5,763,662	3,913,151
Restricted stock	45,000	14,813	45,000	14,813
Convertible senior notes	7,692,306	—	7,692,306	—
Total	13,500,968	3,971,693	13,500,968	3,971,693

3. Financial Statement Details (in thousands)

Inventory	September 30,	December 31,
	2007	2006
Raw materials	$774	$1,052
Work in process	122	96
Finished goods	139	265
Total	$1,035	$1,413

Other assets	September 30,	December 31,
	2007	2006
Restricted cash	$914	$1,079
Debt issuance costs	2,434	—
Total	$3,348	$1,079

	Three Months Ended September 30,		Nine Months Ended September 30,
Accrued warranty	2007	2006	2007	2006
Beginning balance	$28	$36	$49	$—
Charges to costs and expenses	85	295	128	456
Costs incurred	(67)	(275)	(131)	(400)
Ending balance	$46	$56	$46	$56

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of interest income, net	2007	2006	2007	2006
Interest income	$1,014	$847	$2,932	$2,073
Interest expense	(895)	(29)	(2,082)	(36)
Total	$119	$818	$850	$2,037

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

The aggregate underwriting commissions and other debt issuance costs incurred with respect to the issuance of the notes was $2,661,000. These costs have been capitalized as debt issuance costs on the Company’s balance sheet and are being amortized through March 15, 2012 which is the first date holders may require the Company to repurchase the notes. As of September 30, 2007, the remaining unamortized costs totaled $2,380,000.

Call Spread Option

In March 2007, the Company entered into hedge transactions to minimize the potential dilution of the Company’s common stock upon conversion of the Convertible Senior Notes if the Company’s stock price exceeds $7.80 per share through March 2009. The Company has the right to purchase a number of shares of common stock equal to the number of shares underlying the $60 million principal amount of the notes, at a strike price equal to the conversion price of the notes, or $7.80 per share. The call spread options are structured in four tranches with one tranche expiring in each six-month interval for two years from the date of March 6, 2007. Each of the four options caps the potential benefit to the Company at market prices ranging from $9.00 for the option which expired in September 2007 to $18.50 for the option expiring in March 2009. The call spread options are separate transactions entered into by the Company and are not part of the terms of the Convertible Senior Notes.

In accordance with Emerging Issues Task Force Issue, or EITF, No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company recorded the $10,950,000 cost of the call spread transactions as a net reduction in additional paid in capital in the Balance Sheet for the quarter ended March 31, 2007, and will not recognize subsequent changes in fair value. During September 2007, the Company received approximately 154,000 of its common shares with a value of $1.4 million on the date the shares were returned to the Company as settlement for the first tranche.

Line of Credit

In March 2006, the Company entered into a loan and security agreement that provides for up to $5,000,000 to finance various equipment purchases. At September 30, 2007, the Company had borrowings of $2,750,000 under the loan and security agreement and $0 was available for future borrowings. The loan bears an interest rate equal to the lender’s prime rate plus 0.25% and at September 30, 2007, the interest rate was 8.50%. Beginning April 1, 2007, terms of the agreement require monthly amortized payments of principal and interest though the maturity date of September 2009.

Lease

In January 2007, the Company entered into a sublease agreement to sublet an existing facility near its corporate headquarters to a third party. Under the terms of the agreement, the Company sublet approximately 7,000 square feet of facilities space at terms and conditions, including real estate taxes and operating costs, which mirror the original lease agreement. The Company retains obligations per the original lease. Rental obligations, excluding real estate taxes and operating costs, owed by the Company, but subject to reimbursement by the subtenant in accordance with the terms of the sublease agreement, as of September 30, 2007 were as follows (in thousands):

Fiscal Year Ending
2007	$26
2008	107
2009	111
2010	114
2011	48
Total	$406

Litigation

On August 11, 2005, Abbott Diabetes Care, Inc., or Abbott, filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware, seeking a declaratory judgment that the Company’s short-term continuous glucose monitor infringes certain patents held by Abbott. In August 2005, the Company moved to dismiss these claims and filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office and by March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against the Company in the litigation. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by the Company’s short-term continuous glucose monitor. On August 18, 2006 the court granted the Company’s motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim. In approving the stay, the court also granted the Company’s motion to strike, or disallow, Abbott’s amended complaint in which Abbott had sought to add three additional patents to the litigation. In late 2006, the Patent Office issued a non-final rejection of all claims the Company submitted for reexamination in two of the Abbott patents cited in the original lawsuit. In both cases, Abbott has filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented by the Company, seeking to amend certain claims to overcome the prior art presented by the Company, and seeking to add new claims. In response, the Company has filed a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments. The reexamination of the other two patents cited in the original complaint has been ordered by the Patent Office, however no office action has been issued in either case. Subject to the stay, the Company intends to continue to vigorously contest the action.

Subsequent to the court’s ruling on August 18, 2006, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of those same three additional patents. The Company believes this complaint, like the first, is without merit and the Company intends to vigorously contest the action. To that end, the Company filed requests with the Patent Office to reexamine each of the three additional patents cited by Abbott and on September 7, 2006, the Company filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, the Company asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. On September 30, 2007, the court granted the Company’s motion to consolidate the cases and stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against the Company. As of February 2007, the Patent Office ordered reexamination of each of the three patents cited in this new lawsuit and in June 2007, the Patent Office issued a non-final rejection of all claims the Company submitted for reexamination in two of the Abbott patents cited in the new lawsuit. In each of these cases, Abbott has filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented by the Company, seeking to amend certain claims to overcome the prior art presented by the Company, and seeking to add new claims. In response, the Company is preparing to file a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments.

Purchase Commitments

The Company is party to various purchase arrangements related to its development activities including materials used in its glucose monitoring systems. As of September 30, 2007, the Company had purchase commitments with vendors of $941,000 due within one year. There are no purchase commitments due beyond one year.

Executive Separation Agreements

In June 2007, the Company and its then Chief Executive Officer (“CEO”) entered into a separation agreement. In connection with the agreement, the Company modified the former CEO’s outstanding option awards to allow him to continue vesting of all unvested options for a period of twelve months from the date of separation. Additionally, the exercise date of the outstanding awards was extended to a period of twelve months following the date of separation. Total separation costs of $669,000, including $269,000 in stock option modification costs and $400,000 in cash payments, has been included in general and administrative expenses for the nine months ended September 30, 2007.

In July 2007, the Company and its then Chief Financial Officer (“CFO”) entered into a separation agreement with the Company pursuant to which the CFO received a lump sum separation payment of $115,000 and shall be entitled to purchase, in addition to the shares for which his stock options have already vested, the number of additional shares of his stock options that would have vested if he had remained employed by the Company until March 10, 2008, and all such options shall remain exercisable until June 10, 2008.  Total separation costs of $182,000, including $67,000 in stock option modification costs and $115,000 in cash payments, has been included in general and administrative expenses for the nine months ended September 30, 2007.

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

Overview

We are a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for people with diabetes. On March 24, 2006, we received approval from the U.S. Food and Drug Administration, or FDA, for our Short-Term Continuous Glucose Monitoring System, or STS®, and we have commercialized this product throughout the United States. Our approval allows for the use of our STS by adults with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments. On May 31, 2007 we received approval from the FDA for our second generation continuous glucose monitoring system, the SEVENTM, designed for up to seven days of continuous use, and we began commercializing this product in the third quarter of 2007. As part of our commercialization of the SEVEN, we discontinued sales of our STS 3-day durable system in the second quarter of 2007, but we continue to sell three day disposable sensors to customers who previously purchased the STS 3-day durable system. Our approval allows for the use of the SEVEN by adults with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments. Our products are indicated for use as an adjunctive devices to complement, not replace, information obtained from standard home blood glucose monitoring devices. Our products must be prescribed by a physician and includes a disposable sensor, a transmitter and a small cell phone-sized receiver. The sensor is inserted by the patient and is intended to be used continuously for up to three days, in the case of the STS, or up to seven days in the case of the SEVEN, after which it is removed and may be replaced by a new sensor. Our transmitter and receiver are reusable. Since inception, we have devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. More recently, we have devoted considerable resources for the commercialization of our products as well as the continued clinical development of our technology platform.

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

We are leveraging our technology platform to enhance the capabilities for our current products and develop additional continuous glucose monitoring products. We are continuing clinical development to seek “replacement” claim labeling from the FDA, which would allow patients to use our continuous glucose monitoring systems as the sole basis for making therapeutic adjustments, to obtain a pediatric indication for our continuous glucose monitoring systems, and are developing a product for the in-hospital monitoring market. Our clinical trials may be delayed due to scheduling issues with patients and investigators, institutional review boards, sensor performance and manufacturing supply constraints, among other factors. Support of these clinical trials requires significant resources in research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, the FDA may not approve our products, and if approved, we may not achieve acceptance in the marketplace by physicians and patients.

We manufacture our products at our facility in San Diego, California. This facility was inspected for medical device manufacturing by the FDA in August 2005. We manufacture our products with components supplied by outside vendors and with parts manufactured by us internally. Key components that we manufacture internally include our wire-based sensor for our disposable sensors. The remaining components and assemblies are purchased from outside vendors. We then assemble, test, package and ship the finished product, which includes a transmitter, a receiver and a disposable sensor. We are expanding our manufacturing capacity in our current facility in San Diego,

California and have leased an additional 66,400 square foot manufacturing facility in San Diego, California to enable us to produce greater quantities of our devices. This facility was approved for medical device manufacturing in October 2007. Our capacity expansion could be constrained by the lack of material availability, equipment design, production and validation, regulatory approval of our new facility, personnel staffing and other factors.

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

For the three months ended September 30, 2007, we generated $1.2 million of revenue. We have incurred net losses in each year since our inception in May 1999. Through September 30, 2007, we had an accumulated deficit of $164.0 million. We expect our losses to continue as we expand our clinical trial activities and continue commercialization activities. We have financed our operations primarily through offerings of equity and debt securities. In April 2005, we completed our initial public offering in which we sold 4,700,000 shares of common stock for net proceeds of $50.5 million. In March 2006, we entered into a loan and security agreement that provides for a loan of up to $5.0 million to finance various equipment expenses. As of September 30, 2007, we had $2.8 million in borrowings under this agreement. In May 2006 we completed a follow-on offering of 2,117,375 shares of our common stock at $24.00 per share for gross proceeds of $50.8 million. After deduction of underwriting discounts and expenses of the offering we received net proceeds of $47.0 million. In March 2007, we issued $60.0 million in convertible senior notes. After deducting offering costs of $2.6 million and the purchase of $11.0 million in call spread options to reduce potential dilution resulting from conversion of the notes, we netted approximately $46.4 million.

Financial Operations

Revenue

From inception through September 30, 2007, we generated $5.3 million in revenue from the sale of our continuous glucose monitoring systems after launching our first system on March 28, 2006. We expect revenues we generate from the sales of our durable systems and disposable sensors will fluctuate from quarter to quarter.

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

Research and Development

Our research and development expenses primarily consist of engineering and research expenses related to our continuous glucose monitoring technology, clinical trials, regulatory expenses, materials and products for clinical trials. Up until December 31, 2005 our manufacturing costs were included in research and development expense. Research and development expenses are primarily related to employee compensation, including salary, fringe benefits, recruitment, stock based compensation, relocation and temporary employee expenses. We also incur significant expenses to operate our clinical trials including trial design, clinical site reimbursement, clinical trial product, and associated travel expenses. Our research and development expenses also include fees for design services, contractors and development materials. We expect our research and development expenses to increase as we continue to support the development and clinical trials of additional products.

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

Results of Operations

Quarter Ended September 30, 2007 Compared to September 30, 2006

Revenue, Cost of Sales and Gross Margin

Revenues increased $383,000 to $1.2 million for the third quarter of 2007 compared to $841,000 for the third quarter of 2006. Cost of sales decreased $276,000 to $3.1 million for the third quarter of 2007 compared to $3.4 million for the third quarter in 2006. The decrease in cost of sales was primarily related to the decrease in direct product costs and better labor utilization. Gross margin loss of $1.9 million for the third quarter of 2007 decreased $659,000 compared to the same quarter in 2006, primarily due to increased revenue, a decrease in direct product costs, and better labor utilization.

Research and Development. Research and development expense decreased $1.0 million to $3.7 million for the third quarter of 2007, compared to $4.6 million for the third quarter of 2006. Changes in research and development expense include $713,000 in lower development costs and $448,000 in lower clinical and regulatory costs which were partially offset by higher quality assurance costs. Major elements of declining research and development costs include $296,000 in lower clinical trial expenses and $161,000 in lower legal costs.

Selling, General and Administrative. Selling, general and administrative expense decreased $1.1 million to $5.9 million for the third quarter of 2007, compared to $7.1 million for the third quarter of 2006. The decrease was primarily due to $1.1 million in lower marketing costs. Major elements in decreased selling, general, and administrative expenses include $869,000 in lower trade show costs and $434,000 in lower sales samples offset by $609,000 in increased personnel related costs due primarily to additional headcount.

Interest Income, Net. Net interest income decreased $699,000 to $119,000 for the third quarter of 2007, compared to $818,000 for the third quarter of 2006. The decrease was due to a $866,000 increase in interest expense primarily related to our $60 million in convertible notes that was partially offset by $167,000 in higher interest income.

Nine Months Ended September 30, 2007 Compared to September 30, 2006

Revenue, Cost of Sales and Gross Margin

Revenues increased $1.8 million to $3.1 million for the nine months ending September 30, 2007, compared to $1.3 million for the same period in 2006. Cost of sales increased $1.5 million to $9.1 million for the nine months ending September 30, 2007, compared to $7.6 million for the same period in 2006. The increase in cost of sales was primarily related to a credit of $1.1 million in the 2006 period for materials purchased and expensed in 2005 while we were still in the development stage, as well $877,000 in higher fixed overhead spending in the 2007 period. The gross margin loss decreased $244,000 to $6.0 million for the nine months ending September 30, 2007, compared to $6.2 million for the same period in 2006. The $1.8 million in higher revenues were more than offset by higher fixed overhead spending and the effect of the $1.1 million credit in the 2006 period.

Research and Development. Research and development expense decreased $3.8 million to $11.7 million for the nine months ending September 30, 2007, compared to $15.5 million for the nine months ending September 30, 2006. Changes in research and development expense include $2.6 million in lower development expenses, $1.7 million in lower clinical and regulatory that was partially offset by higher quality assurance costs. Major elements of declining research and development costs include $955,000 in lower clinical trial expenses, $796,000 in lower tooling and fixturing costs, and $492,000 in lower consumed supplies.

Selling, General and Administrative. Selling, general and administrative expense increased $936,000 to $16.8 million for the nine months ending September 30, 2007, compared to $15.8 million for the nine months ending September 30, 2006. The increase was primarily due to $3.1 million in higher sales expense that was partially offset by $2.0 million in reduced marketing costs. Major components of selling, general, and administrative expenses for the 2007 period include $2.8 million in additional personnel costs, that were partially offset by $1.0 million in lower legal costs and $943,000 in lower trade show expenses. During the 2007 period, $515,000 in separation payments to our former CEO and CFO were included within personnel expense along with an additional $336,000 for their extended vesting and post-employment exercise period that was included within share-based compensation costs.

Interest Income, Net. Net interest income decreased $1.2 million to $850,000 for the nine months ending September 30, 2007, compared to $2.0 million for the nine months ending September 30, 2006. The decrease was due to a $2.0 million increase in interest expense, primarily related to our $60 million in convertible notes, partially offset by $859,000 in higher interest income.

Liquidity and Capital Resources

We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of September 30, 2007, we had an accumulated deficit of $164.0 million and had working capital of $71.0 million, which included $74.3 million in cash, cash equivalents and short-term marketable securities. We have funded our operations primarily from the sale of equity and debt securities and our bank line, raising aggregate net proceeds of $167.5 million from equity sales and $46.4 million from debt sales through September 30, 2007. In April 2005, we completed our initial public offering in which we sold 4,700,000 shares of common stock for net proceeds of $50.5 million. On March 20, 2006, we entered into a loan and security agreement that provided for a loan of up to $5.0 million to finance various equipment purchases. As of March 31, 2007 we had drawn $3.4 million under our bank equipment loan and on April 1, 2007 the loan converted into a 30 month amortized term loan. At September 30, 2007, we had $2.8 million outstanding on our term loan. On May 2, 2006 we completed the sale of 2,117,375 shares of common stock at $24 per share for net proceeds of $47.0 million. On March 9, 2007, we completed a $60 million offering of our 4.75% Convertible Senior Notes due 2027. After payment of related expenses, including the purchase of a related call option hedge, we received net proceeds of $46.4 million.

Net Cash Used in Operating Activities. Net cash used in operating activities decreased $7.8 million to $26.0 million for the nine months ending September 30, 2007, compared to $33.8 million net cash used for the same period in 2006. The decrease in cash used in operations was primarily due to $2.3 million less cash invested in inventories, $1.9 million less cash used to pay down payables and accrued liabilities, and $1.9 million lower net loss compared to the same period in 2006.

Net Cash Used in Investing Activities. Net cash used in investing activities decreased $7.4 million to $23.8 million for the nine months ending September 30, 2007, compared to $31.1 million used for the same period of 2006. The decrease was due to $5.4 million in lower net purchases and sales of short-term marketable securities as well as $2.0 million in lower purchases of property and equipment. For the nine months ending September 30, 2007, we invested $848,000 in equipment to support manufacturing improvements.

Net Cash Provided by Financing Activities. Net cash provided by financing activities decreased $4.0 million to $46.8 million for the nine months ending September 30, 2007, compared to $50.8 million for the same period of 2006. The decrease was primarily due to raising $3.3 million less net debt and equity financing proceeds during the 2007 period than during the same period in 2006.

Operating Capital and Capital Expenditure Requirements

We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses to commercialize our approved products, develop additional continuous glucose monitoring products, expand our sales, marketing, manufacturing and corporate infrastructure.

We believe that our cash, cash equivalents and short-term marketable securities balances, and the interest we earn on these balances, will be sufficient to meet our anticipated cash requirements with respect to the scale-up of our commercialization, clinical trials, research and development activities, PMA applications and to meet our other anticipated cash needs for at least the next twelve months. If our available cash, cash equivalents and short-term marketable securities and the funds available under our loan and security agreement are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

Because of the numerous risks and uncertainties associated with the development of continuous glucose monitoring technologies, we are unable to estimate the exact amounts of capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including, but not limited to:

•                  the revenue generated by sales of our approved products and other future products;

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

We are party to various purchase arrangements related to components used in production and research and development activities.  As of September 30, 2007, we had purchase commitments with certain vendors totaling approximately $941,000 due within one year.  There are no purchase commitments due beyond one year.

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

Revenue Recognition

We sell durable systems and disposable units through a direct sales force in the United States. Components are individually priced and can be purchased separately or together. The SEVEN durable system includes a transmitter, a receiver, a power cord, a finger-stick meter interface cable, data management software and a USB cable. Disposable sensors for use with the SEVEN are sold separately in packages of four. The initial SEVEN durable system price is not dependent upon the purchase of any amount of disposable SEVEN sensors. We discontinued sales of our STS 3-day durable system in the second quarter of 2007, but we continue to sell three day disposable sensors to customers who previously purchased the STS 3-day durable system. Disposable sensors for use with the STS 3-day durable system are sold separately in packages of five.

Revenue on product sales is recognized upon shipment, which is when title and the risk of loss have been transferred to the customer and there are no other post shipment obligations. Our products are generally paid for at the time of shipment using a customer’s credit card and do not include customer acceptance provisions. After approval of our second generation continuous glucose monitoring system, the SEVEN, on May 31, 2007, we started taking orders for an “Upgrade Kit” to upgrade existing customers for $150. For systems sold that included an upgrade right, a portion of the sales price was allocated to the undelivered upgrade and deferred based on the fair value of the upgrade kit. This deferred revenue is recognized when the upgrade has been delivered to the customer. Deferred revenue as of September 30, 2007 totaled approximately $5,400. In August 2007, we adopted a “30-day money back guarantee” program whereby customers who purchase the SEVEN durable system and a package of four disposable sensors may return the SEVEN durable system for any reason within thirty days of purchase and receive a full refund of their purchase price. We accrue for estimated returns and/or refunds by reducing revenues and establishing a liability account at the time of shipment based on historical experience.

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

Share-Based Compensation

On January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. As permitted by SFAS 123(R), we utilize the Black-Scholes option-pricing model as the method of valuation for share-based awards granted. Share-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2007 was $1.7 million and $4.2 million, respectively, compared to $1.4 million and $4.4 million, respectively, for the three and nine months ended September 30, 2006. As of September 30, 2007, there was $16.6 million of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of our operating expenses through 2011. Compensation costs will be adjusted for future changes in estimated forfeitures. Prior to January 1, 2006, we had adopted the disclosure-only provision of SFAS 123 as discussed further in our annual report on Form 10-K. Accordingly, we had not previously recognized compensation expense, except for share-based compensation expense accounted for in accordance with APB 25.

Recent Accounting Pronouncements

In August 2007, the FASB issued for comment proposed FASB Staff Position (“FSP”) No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The proposed FSP would require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using our nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The proposed FSP would also require an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The comment deadline for the proposed FSP was October 15, 2007 and if issued, the proposed FSP would be effective for us on January 1, 2008. We believe that if the FSP is issued as proposed, the convertible debt issued in March 2007 would fall under the proposed FSP and we would be required to retroactively apply the guidance. Although we have not completed our analysis of the impact of this guidance, we believe the application would cause a reduction to the carrying value of the debt on our balance sheet and a corresponding increase in non-cash interest expense to be recognized over the initial five year redemption period which could be significant.

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

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 11, 2005, Abbott Diabetes Care, Inc., or Abbott, filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware, seeking a declaratory judgment that our short-term continuous glucose monitor infringes certain patents held by Abbott. In August 2005, we moved to dismiss these claims and filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office and by March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against us in the litigation. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by our short-term continuous glucose monitor. On August 18, 2006 the court granted our motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim. In approving the stay, the court also granted our motion to strike, or disallow, Abbott’s amended complaint in which Abbott had sought to add three additional patents to the litigation. In late 2006, the Patent Office issued a non-final rejection of all claims we submitted for reexamination in two of the Abbott patents cited in the original lawsuit. In both cases, Abbott has filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented by us, seeking to amend certain claims to overcome the prior art presented by us, and seeking to add new claims. In response, we filed a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments. The reexamination of the other two patents cited in the original complaint has been ordered by the Patent Office, however no office action has been issued in either case. Subject to the stay, we intend to continue to vigorously contest the action.

Subsequent to the court’s ruling on August 18, 2006, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of those same three additional patents. We believe this complaint, like the first, is without merit and we intend to vigorously contest the action. To that end, we filed requests with the Patent Office to reexamine each of the three additional patents cited by Abbott and on September 7, 2006, we filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, we asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. On September 30, 2007, the court granted our motion to consolidate the cases and stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against us. As of February 2007, the Patent Office ordered reexamination of each of the three patents cited in this new lawsuit and in June 2007, the Patent Office issued a non-final rejection of all claims the Company submitted for reexamination in two of the Abbott patents cited in the new lawsuit. In each of these cases, Abbott has filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented by us, seeking to amend certain claims to overcome the prior art presented by us, and seeking to add new claims. In response, we are preparing to file a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments.

ITEM 1A. RISK FACTORS

Factors that May Affect our Financial Condition and Results of Operations

We have a limited operating history and our products may never achieve market acceptance.

We are a medical device company with a limited operating history. We received approval from the FDA for our STS on March 24, 2006 and have recently commercialized this product throughout the United States. On May 31, 2007, we received approval from the FDA for our second generation continuous glucose monitoring system, the SEVENTM, designed for up to seven days of continuous use, and we began commercializing this product in the second half of 2007. As part of our commercialization of the SEVEN, we discontinued sales of our STS 3-day durable system in the second quarter of 2007, but we continue to sell three day disposable sensors to customers who previously purchased the STS 3-day durable system. We expect that sales of our continuous glucose monitoring systems, which consist of a cell phone-sized receiver, transmitter and disposable sensor, will account for substantially all of our revenue for the foreseeable future. From inception through September 30, 2007, revenues from sales of our continuous glucose monitoring products total approximately $5.3 million. However, we have limited experience in selling our products and we might be unable to successfully commercialize our products for a number of reasons, including:

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

We have incurred net losses in each year since our inception in May 1999, including a net loss of $33.6 million for the nine months ended September 30, 2007. As of September 30, 2007, we had an accumulated deficit of $164.0 million. We have financed our operations primarily through private placements of our equity and debt securities and our public offerings, and have devoted a substantial portion of our resources to research and development relating to our continuous glucose monitoring systems, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of our products. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public companies. As a result, we expect to continue to incur significant operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and may adversely affect our ability to pay interest on, and principal of, the convertible senior notes.

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

We may contract with third parties to market and sell our products in the United States if we are unable to develop an adequate direct sales organization. To the extent that we enter into arrangements with third parties to perform sales, marketing, distribution and billing services in the United States, our product margins could be lower than if we directly marketed and sold our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we do not know whether these efforts will be successful. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable.

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

We rely on Flextronics International, Ltd. to manufacture and supply the receiver included as part of our continuous glucose monitoring systems and the circuit boards for our short-term sensors; we rely on AMI Semiconductor, Inc. to manufacture and supply the application specific integrated circuit, or ASIC, that is incorporated into the transmitter for our continuous glucose monitoring systems; we rely on CardioTech to manufacture the polymers used to synthesize our polymeric biointerface membranes for our products; we rely on Vita Needle to manufacture and supply the insertion needle in our products applicator; and we rely on The Tech Group to supply our injection molded components. Each of these suppliers is a sole-source supplier. In some cases, our agreements with these and our other suppliers can be terminated by either party upon short notice. In other cases we operate without a written agreement with the supplier. Our contract manufacturers also rely on sole-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

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

On August 11, 2005, Abbott Diabetes Care, Inc., or Abbott, filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware, seeking a declaratory judgment that our short-term continuous glucose monitor infringes certain patents held by Abbott. In August 2005, we moved to dismiss these claims and filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office and by March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against us in the litigation. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by our short-term continuous glucose monitor. On August 18, 2006 the court granted our motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim. In approving the stay, the court also granted our motion to strike, or disallow, Abbott’s amended complaint in which Abbott had sought to add three additional patents to the litigation. In late 2006, the Patent Office issued a non-final rejection of all claims we submitted for reexamination in two of the Abbott patents cited in the original lawsuit. In both cases, Abbott has filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented by us, seeking to amend certain claims to overcome the prior art presented by us, and seeking to add new claims. In response, we filed a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments. The reexamination of the other two patents cited in the original complaint has been ordered by the Patent Office, however no office action has been issued in either case. Subject to the stay, we intend to continue to vigorously contest the action.

Subsequent to the court’s ruling on August 18, 2006, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of those same three additional patents. We believe this complaint, like the first, is without merit and we intend to vigorously contest the action. To that end, we filed requests with the Patent Office to reexamine each of the three additional patents cited by Abbott and on September 7, 2006, we filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, we asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. On September 30, 2007, the court granted our motion to consolidate the cases and stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against us. As of February 2007, the Patent Office ordered reexamination of each of the three patents cited in this new lawsuit and in June 2007, the Patent Office issued a non-final rejection of all claims we submitted for reexamination in two of the Abbott patents cited in the new lawsuit. In each of these cases, Abbott has filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented by us, seeking to amend certain claims to overcome the prior art presented by us, and seeking to add new claims. In response, we are preparing to file a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments.

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

Our success and our ability to compete is dependent, in part, upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, copyright and trademark law, and trade secrets and nondisclosure agreements to protect our intellectual property. However, such methods may not be adequate to protect us or permit us to gain or maintain a competitive advantage. Our patent applications may not issue as patents in a form that will be advantageous to us, or at all. Our issued patents, and those that may issue in the future, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products. In addition, new regulations scheduled to become effective on November 1, 2007 may limit our ability to file continuing patent applications and pursue patent claims in the USPTO.

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

The market for glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In selling our products, we compete directly with Roche Diabetes Care, a division of Roche Diagnostics; LifeScan, Inc., a division of Johnson & Johnson; the MediSense and TheraSense divisions of Abbott Laboratories; and Bayer Corporation, each of which manufactures and markets products for the single-point finger stick device market. Collectively, these companies currently account for substantially all of the worldwide sales of self-monitored glucose testing systems. Several companies are developing or marketing short-term continuous glucose monitoring products that will compete directly with our products. To date, in addition to our products, two other companies, Cygnus and Medtronic have received approval from the FDA for continuous glucose monitors and Abbott is seeking approval for another. We believe that one of the products, originally developed and marketed by Cygnus, is no longer actively marketed. In addition, Johnson & Johnson announced in 2006 that it is developing and expects to commence clinical trials in support of a continuous glucose monitoring system in 2007. Most of the companies developing or marketing competing devices are publicly traded or divisions of publicly-traded companies, and these companies enjoy several competitive advantages, including:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including further development of our direct sales force and expansion of our manufacturing capacity, and on research and development, including conducting clinical trials for our next generation continuous glucose monitoring systems. For the nine months ended September 30, 2007, our net cash used in operating activities was $26.0 million, compared to $33.8 million for the same period in 2006, and as of September 30, 2007, we had working capital of $71.0 million, including $74.3 million in cash, cash equivalents and short-term marketable securities. We expect that our cash used by operations will increase significantly in each of the next several years, and we may need additional funds to continue the commercialization of our products and for the development and commercialization of other continuous glucose monitoring systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

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

In August 2007, the FASB issued for comment proposed FASB Staff Position (“FSP”) No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The proposed FSP would require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using our nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The proposed FSP would also require an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The comment deadline for the proposed FSP was October 15, 2007 and if issued, the proposed FSP would be effective for us on January 1, 2008. We believe that if the FSP is issued as proposed, the convertible debt issued in March 2007 would fall under the proposed FSP and we would be required to retroactively apply the guidance.  Although we have not completed our analysis of the impact of this guidance, we believe the application would cause a reduction to the carrying value of the debt on our balance sheet and a corresponding increase in non-cash interest expense to be recognized over the initial five year redemption period which could be significant.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)

September 6, 2007	154,204	$9.21	154,204	$40,576,903

(1)                                  In March 2007, the Company entered into hedge transactions to minimize the potential dilution of the Company’s common stock upon conversion of its Convertible Senior Notes if the Company’s stock price exceeds $7.80 per share through March 2009. The Company has the right to purchase a number of shares of common stock equal to the number of shares underlying the $60 million principal amount of the notes, at a strike price equal to the conversion price of the notes, or $7.80 per share. The call spread options are structured in four tranches with one tranche expiring in each six-month interval for two years from the date of March 6, 2007. Each of the four options caps the potential benefit to the Company at market prices ranging from $9.00 for the option which expired in September 2007 to $18.50 for the option expiring in two years. Based on these option caps, the maximum additional value we could receive for the remaining call spread options is $40,576,903. If we receive any or all of this benefit, we may or may not elect to receive shares of our common stock as settlement for the option spread.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Incorporated by Reference
Date of
Exhibit			File	First	Exhibit	Provided
Number	Exhibit Description	Form	No.	Filing	Number	Herewith

10.24	Separation Agreement dated July 30, 2007 between the Company and Steven J. Kemper	8-K	000-51222	July 30, 2007	99.02	—
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

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

DEXCOM, INC.
(Registrant)

By:	/s/ Terrance H. Gregg
Terrance H. Gregg,
Dated: October 30, 2007	President and Chief Executive Officer

Dated: October 30, 2007	By:	/s/ Jess Roper
Jess Roper,
Chief Financial Officer