Form 10-K
period 2007-12-31
DEXCOM INC
filed 2008-03-11
CIK 1093557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-51222

DEXCOM, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	33-0857544
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6340 Sequence Drive San Diego, California	92121
(Address of Principal Executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (858) 200-0200

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value Per Share	The NASDAQ Stock Market LLC
(Nasdaq Global Market)
Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC
(Nasdaq Global Market)

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “Smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $192,788,193 million based on the closing sales price as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 5, 2008
Common stock, $0.001 par value per share	29,538,746 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.

Designated portions of the Proxy Statement relating to the 2008 Annual Meeting of the Stockholders (the “Proxy Statement”): Part III (Items 10, 11, 12, 13 and 14). Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

Overview

We are a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for people with diabetes. On March 24, 2006, we received approval from the U.S. Food and Drug Administration, or FDA, for our first product, the Short-Term Continuous Glucose Monitoring System, or STS®, designed for up to three days of continuous use. On May 31, 2007, we received approval from the FDA for our second generation continuous glucose monitoring system, the SEVEN®, designed for up to seven days of continuous use, and we began commercializing this product in the third quarter of 2007. As part of our commercialization of the SEVEN, we discontinued sales of our STS three-day durable system in the second quarter of 2007. We continue to sell three-day disposable sensors to customers who previously purchased the STS durable system, and expect to discontinue sales of the three-day sensors during 2008. Our approval allows for the use of the SEVEN by adults with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments. Our products must be prescribed by a physician and include a disposable sensor, a transmitter and a small handheld receiver. Our products are indicated for use as adjunctive devices to complement, not replace, information obtained from standard home blood glucose monitoring devices and our products must be calibrated periodically using a standard home blood glucose monitor. On November 15, 2007, we received FDA approval to calibrate the SEVEN using any FDA cleared blood glucose meter and we began shipping receivers with this feature in the first quarter of 2008. Previously, patients were required to calibrate the SEVEN using a LifeScan® Ultra® blood glucose meter connected to the receiver via an upload cable. The SEVEN sensor is inserted by the patient and is intended to be used continuously for up to seven days after which it is removed by the patient and may be replaced by a new sensor. Our transmitter and receiver are reusable. Since inception, we have devoted substantially all of our resources to start-up activities, raising capital, and research and development, including product design, testing, manufacturing and clinical trials. More recently, we have devoted considerable resources to the commercialization of the SEVEN as well as the continued research and clinical development of our technology platform.

According to the World Health Organization, in 2000 there were approximately 171 million people who suffered from diabetes worldwide. In 2005, there were an estimated 20.8 million people in the United States with diabetes of which 14.6 million have been diagnosed. We estimate that approximately 4.1 million of these patients were insulin-dependent. In 2005, 1.5 million new cases of diabetes were diagnosed. The increased prevalence of diabetes is believed to be the result of an aging population, unhealthy diets and increasingly sedentary lifestyles. According to an article published in Diabetes Care in 2003, diabetes is the fifth leading cause of death by disease in the United States, and complications related to diabetes include heart disease, limb amputations, loss of kidney function and blindness.

According to the American Diabetes Association, or ADA, the direct medical costs and indirect expenditures attributable to diabetes in the United States were an estimated $174 billion in 2007, an increase of $42 billion since 2002. Of this amount, the ADA estimates that approximately $116 billion were direct medical costs. According to industry sources, the worldwide market for personal glucose monitoring systems and related disposables, which include test strips and lancets, was approximately $6.2 billion in 2005, and is expected to grow to $8.9 billion in 2008.

We have built a direct sales organization to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. We currently sell the SEVEN only in the United States, but plan to expand our sales into Europe and elsewhere in the future. To complement our direct sales efforts, we also employ clinical specialists who educate and provide clinical support in the field. We believe our direct, highly-specialized and focused sales organization is sufficient for us to support our sales efforts and have no immediate plans to increase the size of the sales organization. We provide 24 hour technical support as well as customer support during regular business hours.

We are leveraging our technology platform to enhance the capabilities of our current products and to develop additional continuous glucose monitoring products. We are continuing clinical development of products which we expect will further improve sensor reliability, stability and accuracy over the useful life of the sensor, and will be more comfortable for patients to wear. We also intend to seek approval for a pediatric indication (patients under 18 years of age) for our product platform in the future. In addition, we are developing a product platform specifically for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for the critical care market. Despite our continued efforts in these areas, our development timelines are highly dependent on our clinical trials, which may be delayed due to scheduling issues with patients and investigators, institutional review boards, sensor performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our SEVEN, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, the FDA may not approve our products, and if approved, we may not achieve acceptance in the marketplace by physicians and patients.

Since our first commercial launch in 2006, we have experienced field failures, including, but not limited to, periods of higher than expected “out of box” sensor initialization failures and certain component failures in our electronics which may prevent data transmission from the sensor to the handheld receiver. We do not believe these failures have created any patient safety concerns and we are not aware of any reports of adverse events or incidents related to these failures. Although we believe we have taken appropriate actions aimed at reducing or eliminating field failures, there can be no assurances that we will not experience these or other failures going forward.

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Our SEVEN does not yet have broad reimbursement by Medicare or private third-party payors and is generally not approved for insurance coverage. Until reimbursement or insurance coverage is established, patients will have to bear the financial cost of our SEVEN. In order to establish reimbursement or insurance coverage for our SEVEN, we believe that we need to develop an established base of users, gain the support of advocacy groups and show the benefits of our system through clinical data generated by clinical trials. On November 2, 2007, The Centers for Medicare and Medicaid, or CMS, released its 2008 Alpha-Numeric HCPCS File, which included three separate codes applicable to each of the three components of our continuous glucose monitoring systems, and HCPCS codes for continuous glucose monitoring became effective on January 1, 2008. HCPCS codes are billing codes used by Medicare and private third-party payors, but do not represent a reimbursement coverage decision by CMS. We currently employ in-house reimbursement expertise to assist physicians and patients in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create coverage policies with third-party payors during 2007 and expect to continue these efforts in 2008. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, patients may not use them.

Market Opportunity

Diabetes

Diabetes is a chronic, life-threatening disease for which there is no known cure. The disease is caused by the body’s inability to produce or effectively utilize the hormone insulin. This inability prevents the body from adequately regulating blood glucose levels. Glucose, the primary source of energy for cells, must be maintained at certain concentrations in the blood in order to permit optimal cell function and health. Normally, the pancreas provides control of blood glucose levels by secreting the hormone insulin to decrease blood glucose levels when concentrations are too high. In people with diabetes, the body does not produce sufficient levels of insulin, or fails to utilize insulin effectively, causing blood glucose levels to rise above normal. This condition is called hyperglycemia and often results in chronic long-term complications such as heart disease, limb amputations, loss of kidney function and blindness. When blood glucose levels are high, patients often administer insulin in an effort to decrease blood glucose levels. Unfortunately, insulin administration can drive blood glucose levels below the normal range, resulting in hypoglycemia. In cases of severe hypoglycemia, diabetes patients risk acute complications, such as loss of consciousness or death. Due to the drastic nature of acute complications associated with hypoglycemia, many patients are reluctant to drive down blood glucose levels. Consequently, these patients often remain in a hyperglycemic state, increasing their odds of developing long-term chronic complications.

Diabetes is typically classified into two major groups: Type 1 and Type 2. We estimate that there are approximately 1.5 million diagnosed Type 1 diabetes patients in the United States. Type 1 diabetes usually develops during childhood and is characterized by an absence of insulin, resulting from destruction of the insulin producing cells of the pancreas. Individuals with Type 1 diabetes must rely on frequent insulin injections in order to regulate and maintain blood glucose levels. Also, in 2005, there were approximately 13.1 million people in the United States who had been diagnosed with Type 2 diabetes, which results when the body is unable to produce sufficient levels of insulin or becomes insulin resistant. Depending on the severity of Type 2 diabetes, individuals may require diet and nutrition management, exercise, oral medications or insulin injections to regulate blood glucose levels. We estimate that approximately 2.6 million Type 2 patients must use insulin to manage their diabetes.

There are various subgroups of diabetic patients, including in-hospital and pediatric patients, who present significant management challenges. According to the ADA, diabetes related hospitalizations totaled 24.3 million days in 2007, an increase of 7.4 million days from 2002. Additionally, studies show that many non-diabetic hospital patients suffer episodes of hyperglycemia. According to a Diabetes Care article, as of 1998, as many as 1.5 million hospitalized patients had significant hyperglycemia without a history of diabetes. A November 2001 article in the New England Journal of Medicine summarized a study of over 1,500 hospitalized patients, of which only 13% were diabetic, which concluded that intensive insulin therapy to maintain blood glucose levels within a target range reduced mortality among critically ill patients in the surgical intensive care unit and improved patient outcomes.

According to the National Diabetes Education Program, about 75% of all newly diagnosed cases of Type 1 diabetes in the United States occur in juveniles younger than 18 years of age. In addition, Type 2 diabetes is occurring with increasing frequency in young people. The increase in prevalence is related to an increase in obesity amongst children. As of 2002, approximately 16% of children and teens were overweight, about double the number two decades before.

The ADA estimates that the direct medical costs and indirect expenditures attributable to diabetes in the United States were $174 billion in 2007, an increase of $42 billion since 2002. Of this amount, the ADA estimates that approximately $116 billion were direct medical costs. A portion of that amount is attributable to the costs associated with monitoring blood glucose levels. According to industry sources, the worldwide market for personal glucose monitoring systems and related disposables, which includes test strips and lancets, was approximately $6.2 billion in 2005, and is expected to grow to $8.9 billion in 2008. While we believe our systems will be adopted by patients and their physicians as a way to manage glucose levels more effectively, we do not expect that our systems will appeal to all types of diabetes patients, or that the worldwide market for personal glucose monitoring systems and related disposables is a direct indication of our market opportunity. In a study of Type 2 diabetes patients, fewer than 15% of all study patients and fewer than 39% of all insulin dependent study patients tested their glucose levels one or more times per day. If patients do not perceive our systems to be more effective and convenient for managing their glucose levels than other devices on the market, our market may be limited.

Importance of Glucose Monitoring

Blood glucose levels can be affected by many factors, including the carbohydrate and fat content of meals, exercise, stress, illness or impending illness, hormonal releases, variability in insulin absorption and changes in the effects of insulin in the body. Given the many factors that affect blood glucose levels, maintaining glucose within a normal range is difficult, resulting in frequent and unpredictable excursions above or below normal blood glucose levels. Patients manage their blood glucose levels by administering insulin or ingesting carbohydrates throughout the day in order to maintain blood glucose within normal ranges. Patients frequently overcorrect and fluctuate between hyperglycemic and hypoglycemic states, often multiple times during the same day. As a result, many patients with diabetes are routinely outside the normal blood glucose range. Patients are often unaware that their glucose levels are either too high or too low, and their inability to completely control blood glucose levels and the associated serious complications can be frustrating and, at times, overwhelming.

In an attempt to maintain blood glucose levels within the normal range, patients with diabetes must first measure their blood glucose levels. Often after measuring their blood glucose levels, patients make therapeutic adjustments. As adjustments are made, additional blood glucose measurements may be necessary to gauge the individual’s response to the adjustments. More frequent testing of blood glucose levels provides patients with information that can be used to better understand and manage their diabetes. The ADA recommends that patients test their blood glucose levels at least three or four times per day.

Clinical outcomes data support the notion that an important component of effective diabetes management is frequent monitoring of blood glucose levels. The landmark 1993 Diabetes Control and Complications Trial, or DCCT, consisting of patients with Type 1 diabetes, and the 1998 UK Prospective Diabetes Study, consisting of patients with Type 2 diabetes, demonstrated that patients who intensely managed blood glucose levels delayed the onset and slowed the progression of diabetes-related complications. In the DCCT, a major component of intensive management was monitoring blood glucose levels at least four times per day using conventional single-point blood glucose meters. The DCCT demonstrated that intensive management reduced the risk of complications by 76% for eye disease, 60% for nerve disease and 50% for kidney disease. However, the DCCT also found that intensive management led to a three-fold increase in the frequency of hypoglycemic events. In the December 2005 edition of the New England Journal of Medicine, the authors of a peer-reviewed study concluded that intensive diabetes therapy has long-term beneficial effects on the risk of cardiovascular disease in patients with Type 1 diabetes. The study showed that intensive diabetes therapy reduced the risk of cardiovascular disease by 42% and the risk of non-fatal heart attack, stroke or death from cardiovascular disease by 57%. However, despite evidence that intensive glucose management reduces the long-term complications associated with diabetes, industry sources estimated in 2001 that people with diabetes test, on average, less than twice per day.

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

The following graph shows the limited information provided by four single-point measurements during a single day using a traditional single-point finger stick device, compared to the data provided by our continuous sensor. The data presented in the graph is from a clinical trial we completed in 2003 with a continuous glucose monitoring system, where the patient was blinded to the continuous glucose data. The continuous data indicates that, even with four finger sticks in one day, the patient’s blood glucose levels were above the target range of 80-140 mg/dl, or milligrams per deciliter, for a period of 13.5 hours.

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

Several companies have attempted to address the limitations of single-point finger stick devices by developing continuous glucose monitoring systems. To date, in addition to DexCom, two other companies, Cygnus and Medtronic, have received approval from the FDA for continuous glucose monitors and Abbott is seeking FDA approval for another. We believe that one of the products, originally developed and marketed by Cygnus, is no longer actively marketed. In addition, we believe Johnson & Johnson, Roche Diagnostics and others are developing invasive and non-invasive continuous glucose monitoring systems. Except for our SEVEN, we believe that none of the products that have received FDA approval are labeled for more than three days of use. We also believe that none of the products that have received FDA approval are labeled for use as a replacement for single-point finger stick devices.

We believe a significant market opportunity exists for a glucose monitoring system that provides continuous glucose information, including trends, and that is convenient and easy to use.

The DexCom Solution

Our products offer the following advantages to diabetes patients:

•

Improved Outcomes. Data published in a peer-reviewed article based on our approval support trial for our STS demonstrated that patients using the STS showed statistically significant improvements in maintaining their glucose levels within the target range when compared to patients relying solely on single-point finger stick measurements. Additional peer-review published data from our approval support trial for the SEVEN demonstrated that patients with access to seven days of continuous glucose data statistically improved glucose control by further increasing their time spent with glucose levels in the target range, thereby reducing time spent in both hyperglycemic and hypoglycemic ranges. Finally, peer-review published data from our repeated use trial demonstrated a statistically significant reduction in hemoglobin A1c levels, a measure of the average amount of glucose in the blood over the prior three months, in patients using our STS compared to patients relying solely on single-point finger stick measurements.

•

Access to Real-Time Values, Trend Information and Alerts. By pushing a button, patients can view their current glucose value, along with a graphical display of one-, three- or nine-hour trend information. Without continuous monitoring, the patient is often unaware if his or her blood glucose is rising, declining or remaining constant. Access to continuous real-time glucose measurements provides patients with information that may aid in attaining better glucose control. Additionally, our products alert patients when their glucose levels approach inappropriately high or low levels so that they may intervene.

•

Intuitive Patient Interface. We have developed a patient interface that we believe is intuitive and easy to use. Our receiver’s ergonomic design includes user-friendly buttons, an easy-to-read display, simple navigation tools, audible alerts and graphical display of trend information.

•

Convenience and Comfort. Our products provide patients with the benefits of continuous monitoring, without having to perform finger stick tests for every measurement. Additionally, the disposable sensor electrode that is inserted under the skin is a very thin wire, minimizing potential discomfort associated with inserting or wearing the disposable sensor. The external portion of the sensor, including the transmitter, is small, has a low profile and is designed to be easily worn under clothing. The wireless receiver is the size of a small cell phone and can be carried discreetly in a pocket or purse. We believe that convenience is an important factor in achieving widespread adoption of a continuous glucose monitoring system. The SEVEN enables a patient to check his or her glucose level and trend information at any time with the touch of a button.

While we believe the SEVEN offers these advantages, patients may not perceive the benefits of continuous glucose monitoring and may be unwilling to change their current treatment regimens. Furthermore, we do not expect that the SEVEN will appeal to all types of diabetes patients. The SEVEN prompts a patient to insert a disposable sensor electrode under their skin at least every seven days, although we are aware of reports from the field that some patients have been able to use sensors for periods longer than seven days. Patients could find this process to be uncomfortable or inconvenient. Patients may be unwilling to insert a disposable sensor in their body, especially if their current diabetes management involves no more than two finger sticks per day. Additionally, the SEVEN is not approved as a replacement device for single-point finger stick devices, must be calibrated initially using two finger sticks and thereafter at least every 12 hours using single-point finger stick measurements and may be more costly to use. Also, the SEVEN does not have broad reimbursement by Medicare or private third-party payors and is not generally approved for insurance coverage. Until reimbursement or insurance coverage is established, patients will have to bear the financial cost of the SEVEN. Third-party coverage may be particularly difficult to obtain while our systems are not approved by the FDA as a replacement for existing single-point finger stick devices. In order to establish reimbursement or insurance coverage for the SEVEN, we believe that we need to develop an established base of users, gain the support of advocacy groups and show the benefits of our system through clinical data generated by clinical trials. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, patients may not use them widely.

Our Strategy

Our objective is to become the leading provider of continuous glucose monitoring systems and related products to enable people with diabetes to more effectively and conveniently manage their disease. To achieve this objective, we are pursuing the following business strategies:

•

Establish our technology platform as the leading approach to continuous glucose monitoring and leverage our development expertise to rapidly bring products to market. We have developed proprietary core technology and expertise that provides a broad platform for the development of innovative products for continuous glucose monitoring. On March 24, 2006, we received approval from the FDA for our STS and on May 31, 2007 we received approval from the FDA for our SEVEN. We plan to continue to invest in the development of our technology platform and to obtain additional FDA approvals for our continuous glucose monitoring systems for both the ambulatory and in-hospital markets. We expect to continue to provide performance improvements and introduce new products to establish and maintain a leadership position in the market. In the future, we may develop our technology to support applications beyond glucose sensing.

•

Drive the adoption of our products through a direct sales and marketing effort. We have a direct field sales force to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. To complement our sales efforts, we employ clinical specialists who will educate and provide clinical support to patients. We currently sell the SEVEN only in the United States, but plan to expand our sales into Europe and elsewhere in the future.

•

Drive additional adoption through technology integration partnerships. We have agreements with Animas Corporation, a division of Johnson & Johnson, and Insulet Corporation, to develop products that will integrate our sensor and receiver technology into the Animas conventional insulin pump and the Insulet OmniPod System PDM, as applicable. We believe patients who have adopted continuous subcutaneous insulin infusion, or CSII, are patients who more aggressively manage their diabetes and may be more inclined to utilize our continuous glucose monitoring systems. We plan to continue to invest in the development of our core sensing technology with the goal of developing a commercially viable “closed-loop” system that combines continuous glucose monitoring and CSII in a manner that regulates insulin delivery on a timely basis with limited patient direction. These agreements are non-exclusive and would allow us to enter into additional strategic relationships.

•

Seek broad reimbursement for our products by Medicare, Medicaid and third-party payors. On November 2, 2007, The Centers for Medicare and Medicaid, or CMS, released its 2008 Alpha-Numeric HCPCS File, which included three separate codes applicable to each of the three components of our continuous glucose monitoring systems, and HCPCS codes for continuous glucose monitoring systems became effective on January 1, 2008. HCPCS codes are billing codes used by Medicare and private third-party payors, but do not represent a reimbursement coverage decision by CMS. We currently employ in-house reimbursement expertise to assist physicians and patients in obtaining reimbursement from private third-party healthcare payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create coverage policies with third-party payors during 2007 and expect to continue these efforts in 2008.

•

Expand the use of our products to other patient care settings and patient demographics. Our products are approved for use at home and in health care facilities by adults (18 years and older) with diabetes. We believe our sensor technology may be beneficial to pediatric diabetes patients and intend to seek approval for use in patients under the age of 18 in the future. We also believe there is an unmet medical need for continuous glucose monitoring in the hospital setting. According to the ADA, diabetes related hospitalizations totaled 24.3 million days in 2007, an increase of 7.4 million days from 2002. We estimate that approximately 28% of U.S. hospitals have adopted tight glycemic control protocols, and another 17% of U.S. hospitals are considering implementation of such protocols. In addition, studies show that many non-diabetic hospital patients suffer episodes of hyperglycemia. As of 1998, as many as 1.5 million hospitalized patients in the United States had significant hyperglycemia without a history of diabetes. A study of over 1,500 hospitalized patients, of which only 13% had a history of diabetes, concluded that intensive insulin therapy to maintain blood glucose levels reduced mortality among critically ill patients in the surgical intensive care unit and improved patient outcomes. To address this patient population, we are developing a specific product platform for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for the critical care market.

•

Provide a high level of customer support, service and education. We support our sales and marketing efforts with a customer service program that includes customer training and support. We provide direct technical support by telephone 24 hours a day to patients, endocrinologists, physicians and diabetes educators to promote safe and successful use of our products.

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

Our Technology Platform

The development of a continuous glucose monitor requires successful coordination and execution of a wide variety of technology disciplines, including biomaterials, membrane systems, electrochemistry, low power microelectronics, telemetry, software, algorithms, implant tools and sealed protective housings. We have developed in-house expertise in each of these disciplines. We believe we have a broad technology platform that will support the development of multiple products for glucose monitoring.

Sensor Technology

The key enabling technologies for our sensors include biomaterials, membrane systems, electrochemistry and low power microelectronics. Our membrane technology consists of multiple polymer layers configured to selectively allow the appropriate mix of glucose and oxygen to travel through the membrane and react with a glucose specific enzyme to create an extremely low level electrical signal, measured in pico-amperes. This electrical signal is then translated into glucose values. We believe that the capability to measure very low levels of an electrical signal and to accurately translate those measurements into glucose values is also a unique and distinguishing feature of our technology. We have also developed technology to allow sensitive electronics to be packaged in a small, fully-contained, lightweight sealed unit which minimizes inconvenience and discomfort for the patient and is reusable.

Receiver Technology

Our glucose monitoring systems use radiofrequency telemetry to wirelessly transmit information from the sensor to our platform receiver. We have developed the technology for reliable transmission and reception and have consistently demonstrated a high rate of successful transmissions from sensor to receiver in our clinical trials. Our receiver then processes and displays real-time and trended glucose values, and provides alerts. We have used our extensive database of continuous glucose data from our clinical trials to create software and algorithms for the display of data to patients.

In January 2006, the Federal Communications Commission, or FCC, granted our request for a waiver from certain Medical Implant Communications Service, or MICS, rules concerning radio frequency transmissions of our continuous glucose monitoring systems. The waiver provides clearance for our continuous glucose monitoring systems to wirelessly transmit data to patients in the MICS band.

Medtronic has filed a petition with the FCC requesting the FCC establish a bifurcated MICS band which would require device manufacturers whose products will operate in the main MICS band to either manufacture their devices using listen-before-transmit technology, or to transmit on a side band outside the main MICS band at lower power. Medtronic and its supporters claim that unless the MICS band is bifurcated, there will not be sufficient spectrum for medical implant and body-worn devices to use without being subject to unacceptable levels of interference. Although our products do not comply with existing MICS band listen-before-transmit requirements, the FCC determined that the likelihood of our device causing interference is low, which was the basis for the FCC’s issuance of a waiver from these requirements. Our waiver includes a one year grace period to conform with any new rules adopted by the FCC with respect to the use of the MICS band. We believe there is a significant likelihood that the FCC will adopt new rules concerning the use of the MICS band in 2008. We filed an opposition to Medtronic’s petition asking that the FCC (i) continue to allow certain non-listen-before-transmit devices to operate in the MICS band, (ii) not impose more stringent power limits on these devices and (iii) not bifurcate the spectrum based on unnecessary technology distinctions. If the FCC does create a separate spectrum and does not extend our waiver to allow us to continue to operate in the main MICS band, we may be required to re-engineer our product to transmit over a different frequency which may require changes to our regulatory approvals and may have an adverse impact on the operation of our products.

Other Technology Applications

We have gained our technology expertise by learning to design implants that can withstand the rigors of functioning within the human body for extended periods of time. In addition to the foreign body response, we have overcome other problems related to operating within the human body, such as device sealing, miniaturization, durability, sensor geometry and surgical techniques. We believe that, over time, the expertise gained in overcoming these problems may support the development of additional products beyond glucose monitoring.

Our Products

On March 24, 2006, we received approval from the FDA for our first product, the STS, designed for up to three days of continuous use. Our approval allows for the use of our STS by adults (18 years and older) with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments. On May 31, 2007, we received approval from the FDA for our second generation continuous glucose monitoring system, the SEVEN, designed for up to seven days of continuous use, and we began commercializing this product in the third quarter of 2007. As part of our commercialization of the SEVEN, we discontinued sales of our STS three-day durable system in the second quarter of 2007. We continue to sell three-day disposable sensors to customers who previously purchased the STS durable system, and expect to discontinue sales of the three-day sensors during 2008. Our approval allows for the use of the SEVEN by adults with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments. Our products must be prescribed by a physician and include a disposable sensor, a transmitter and a small handheld receiver. Our products are indicated for use as adjunctive devices to complement, not replace, information obtained from standard home blood glucose monitoring devices and our products must be calibrated periodically using a standard home blood glucose monitor. On November 15, 2007, we received FDA approval to calibrate the SEVEN using any FDA cleared blood glucose meter and we began shipping receivers with this feature in the first quarter of 2008. Previously, patients were required to calibrate the SEVEN using a LifeScan® Ultra® blood glucose meter connected to the receiver via an upload cable. The SEVEN’s sensor is inserted by the patient and is intended to be used continuously for up to seven days after which it is removed and may be replaced by a new sensor. Our transmitter and receiver are reusable.

We are continuing clinical development of products which we expect will further improve sensor reliability, stability and accuracy over the useful life of the sensor, and will be more comfortable for patients to wear. We also intend to seek approval for a pediatric indication (patients under 18 years of age) for our product platform in the future. We are also developing a product platform specifically for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for the critical care market.

Continuous Glucose Monitoring Disposable Sensor & Reusable Transmitter

Our sensor includes a tiny wire-like electrode coated with our sensing membrane system. This disposable sensor comes packaged with an integrated insertion device and is contained in a small plastic housing platform, or pod. The base of the pod has adhesive that attaches it to the skin. The electrode is intended to be easily and reliably inserted by the patient by exposing the adhesive, placing the pod against the surface of the skin of the abdomen and pushing down on the insertion device. The insertion device first extends a narrow gauge needle containing the electrode into the subcutaneous tissue and then retracts the needle, leaving behind the electrode in the tissue and the pod adhered to the skin. The patient then disposes of the insertion device and snaps the reusable transmitter to the pod. After a stabilization period of a few hours, the patient is required to calibrate the receiver with two measurements from a single-point finger stick device and the disposable sensor begins wirelessly transmitting the continuous glucose data at specific intervals to the handheld receiver. Patients are prompted by the receiver to calibrate the system twice per day with finger sticks throughout the seven day usage period to ensure reliable operation, which calibration may be accomplished by using any FDA approved blood glucose meter. Currently, the SEVEN is indicated for use as an adjunctive device to complement, not replace, information obtained from standard home blood glucose monitoring devices, although in the future we may seek replacement claim labeling from the FDA for the use of a future generation sensor as the sole basis for making therapeutic adjustments.

The disposable sensor contained in the SEVEN is intended to function for up to seven days after which it may be replaced. After seven days, the patient simply removes the pod and attached electrode from the skin and discards them while retaining the reusable transmitter. A new sensor and pod can then be inserted and used with the same receiver and transmitter for a subsequent seven day period. We are aware of reports from the field, however, that patients have been able use sensors for periods longer than seven days.

Handheld Receiver

Our small handheld receiver is carried by the patient and wirelessly receives continuous glucose values from the sensor. Proprietary algorithms and software, developed from our extensive database of continuous glucose data from clinical trials, are programmed into the receiver to process the glucose data from the sensor and display it on a user-friendly graphical user interface. With a push of a button, the patient can access their current glucose value and one-, three- and nine-hour trended data. Additionally, when glucose values are inappropriately high or low, the receiver provides an audible alert or vibrates. The receiver is a self-contained, durable unit with a rechargeable battery.

Clinical Development Program

Evaluating Continuous Glucose Monitoring Systems

Continuous glucose monitoring is an emerging technology. There are no clearly established guidelines or universally accepted measures for evaluating the performance of continuous glucose monitoring products, especially with respect to accuracy. As a result, analyses of continuous glucose monitoring products have generally utilized traditional single-point accuracy measures that were derived from the field of analytical chemistry to evaluate conventional single-point finger stick devices. However, we do not know whether the FDA, other regulatory bodies or physicians will continue to consider these single-point measures to be the appropriate means to demonstrate the safety and efficacy of continuous glucose monitoring systems for real-time monitoring of glucose values and trends by patients. Nor do we know what threshold levels of these measures the FDA or others will determine to constitute acceptable performance. The FDA or others analyzing our clinical results may determine that different measures from those we have used are better indicators of accuracy, clinical utility and safety. In reporting data from our clinical trials, we report those measurements that we believe most appropriately characterize the performance of our continuous glucose monitoring systems in three primary areas: accuracy, clinical utility and safety.

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

Clinical Trials

We began our first human clinical trial in 2001 and to date have over 10,000 patient days of unblinded clinical use of our devices. Throughout these studies and trials we have experienced successes and failures, which experience we use in the continual design and development of our products. Throughout these trials, there have been no reported serious or unexpected adverse events concerning the insertion or removal of the devices or the use of our systems. Given the ongoing process of design and development, we believe that our more recent clinical trials are most relevant to an understanding of our current clinical performance. The table below and the following discussion summarizes our primary clinical trials that were completed, and our ongoing clinical trials:

Product	Clinical Trial	Year Completed	Clinical Trial Sites	Patients
STS	STS Approval Support Trial	2005	4 Sites; United States	91
STS-7	7-Day Approval Support Trial	2005	5 Sites; United States	86
STS	Replacement Feasibility Trials	2005	3 Sites; United States	36
STS	Repeated Use Trial	2006	7 Sites; United States	136
STS-7	7-Day Accuracy vs YSI	2006	5 Sites, United States	72
STS-7	JDRF-Sponsored Reimbursement Trial	Ongoing	10 Sites; United States	330*

*	approximate

Short Term Disposable Sensor Trials

STS Approval Support Trial. In 2005, we enrolled ninety-one patients at four sites in the United States in a two-arm, prospective, randomized trial designed to measure the accuracy, safety and clinical benefits of the STS sensor in improving glycemic control. Patients were randomized to either a blinded group (control) that wore three successive sensors for 72 hours each (for a total of nine days), but were blinded to the continuous data and relied solely on finger stick measurement data to manage their diabetes, or an unblinded group that wore three successive sensors for 72 hours each (also for a total of nine days) but were allowed to view and utilize the real-time continuous data to manage their diabetes for the last two periods, or six days. Patients in both groups inserted the sensors themselves and wore them at home and at work in their daily activities. To measure the potential clinical benefit to patients of access to real-time continuous glucose data, we compared glucose data obtained from patients in the blinded group to glucose data obtained from patients in the unblinded group. The results of the comparison demonstrated a statistically significant improvement in glucose control with a 21% reduction in time spent in a hypoglycemic state (low glucose), a 23% reduction in time spent in a hyperglycemic state (high glucose), and a 26% increase in time spent in the target (normal) glucose range. As an additional measure of the potential clinical benefit to patients of access to real-time continuous glucose data, we also analyzed glucose data obtained only from the unblinded group. The unblinded group had both a blinded and unblinded period. Glucose data for the first three-day period, during which patients were blinded to the continuous glucose data and relied solely on finger stick measurements to manage their diabetes, was compared to the last two three-day periods, during which patients were unblinded to the continuous glucose data and allowed to use it to manage their diabetes. The results of the comparison showed statistically significant improvement in glucose control with a 9% reduction in time spent in a hypoglycemic state, a 15% reduction in time spent in a hyperglycemic state, and a 16% increase in time spent in the target glucose range. These data, which were published in a peer-reviewed article in the January 2006 edition of Diabetes Care, served as the basis for our original pre-market approval, or PMA, for the STS. We sponsored the trial that is the subject of this article and each of the authors received research grant funds from us for conducting the trial. None of the authors received consulting or other fees for conducting the trial or authoring the article.

Seven-Day STS Approval Support Trial. In July 2005, we enrolled eighty-six insulin-dependent diabetes patients in a study designed to measure the accuracy, safety and clinical benefits of our second generation seven day STS-7 sensor. Patients inserted the sensors themselves and wore them at home and at work in their daily activities for a total of 21 days in three consecutive seven-day periods. Patients were blinded to continuous data during the first seven-day period and relied solely on finger stick measurements to manage their diabetes. During the second and third seven-day periods, patients were unblinded to the continuous data and were allowed to use continuous glucose values, trend graphs, and high/low alerts and alarms to manage their disease. These data were published in a peer-reviewed article in the December 2006 edition of Diabetes Care and supported our PMA supplement for the SEVEN by providing three weeks of home use data. Again in this clinical trial, patients with access to continuous glucose data statistically improved glucose control by further increasing the time spent with glucose levels in the target range, thereby reducing time spent in both hyperglycemic and hypoglycemic ranges. We sponsored the trial that is the subject of this article and each of the authors received research grant funds from us for conducting the trial. None of the authors received consulting or other fees for conducting the trial or authoring the article.

Replacement Feasibility Trials. In 2005, we conducted two initial feasibility trials to evaluate patients using the STS as the sole means of decision making to manage their diabetes. Data from this study were peer-reviewed and presented in an abstract at the Scientific Sessions of the June 2006 Annual Meeting of the ADA and at the 2006 Annual Meeting of the European Association for the Study of Diabetes, or EASD. The data from these trials showed that individuals with Type 1 diabetes more frequently made appropriate self-management decisions using data from the STS than they did using traditional finger stick measurement data to manage their diabetes. Study participants maintained better glycemic control when decision-making was guided by continuous glucose monitoring. In the first study, 71% of self-management decisions made using data from the STS were deemed appropriate as compared to 53% using traditional finger stick monitoring. In the second study, these percentages were 65% of self-management decisions made using data from the STS were deemed appropriate as compared to 46% using traditional finger stick monitoring. Currently, no company has been successful in obtaining approval from the FDA for replacement claim labeling, nor has the FDA provided any clear guidance on what might be required for such labeling. We have had productive dialogue with clinicians and the FDA about appropriate study design and measures for replacement claim labeling and we expect to work cooperatively with both groups toward replacement claim labeling in the future.

Repeated Use Trial. In 2006, we enrolled patients (in a repeated use trial that allowed the patients to use our STS for 84 consecutive days, replacing the disposable sensor every three days. We enrolled 140 patients, including both Type 1 and Type 2 patients, at seven sites in the United States. Analysis of the preliminary results in the first 60 patients to complete the full 12 weeks in this Repeated Use Trial demonstrated a statistically significant reduction in their hemoglobin A1c levels, or A1c levels. A1c levels are a measure of the average amount of glucose in the blood over the preceding three months. Preliminary results of the first 60 patients showed an average 0.49% decrease in A1c levels. The 20 patients that started the study with an A1c level greater than 8% showed an average decrease of 1.03% in A1c levels over the study period. These preliminary results were presented as a late-breaking abstract at the 2006 Annual Meeting of the ADA. Both reductions were statistically significant. Final results from the Repeated Use Trial were published in the June 2007 issue of Diabetes Technology & Therapeutics, a peer-reviewed journal. Overall, the patients reduced their A1c levels by 0.4%. Patients with an initial A1c level of 9% or higher demonstrated a reduction of 1.4% in their A1c levels at the end of the study. Results from the UK Prospective Diabetes Study as published in the January 2002 edition of Diabetes Care showed that for every percentage point decrease in A1c levels, there was a 35% reduction in the risk for diabetes-related complications. Additionally, the study showed that each percentage point reduction also lowered the risk of heart attack by 18%.

Accuracy of SEVEN Compared to YSI Blood Glucose Values. In 2006, we enrolled a clinical trial to evaluate the accuracy of our SEVEN compared to a laboratory method of obtaining blood glucose values using a Yellow Springs Instrument, or YSI. We enrolled 72 Type 1 and insulin-requiring Type 2 subjects in a non-randomized study at 5 sites in the United States. Patients inserted the sensors themselves and wore them at home and at work in their daily activities for a total of seven days. During the study, patients participated in one 10-hour in-clinic session with blood draws every 20 minutes on day 1, 4, or 7 of the study to obtain YSI reference information in a controlled setting. Results of the study showed an overall mean ARD of 16.6% and a median ARD of 13.3%, and also showed that accuracy improved across seven days of patient usage. These data have been presented at the Scientific Sessions of the 2007 Annual Meeting of the ADA in June 2007, and at an EASD conference in January 2008. These results were submitted as part of our PMA supplement for the SEVEN.

JDRF-Sponsored Reimbursement Trial. We are currently providing product, along with at least two other companies, to support an independent, randomized clinical trial sponsored by the Juvenile Diabetes Research Foundation, or JDRF, which is expected to provide data comparing both health-related and economic outcomes from patients using continuous glucose monitoring versus patients using only single-point finger stick monitoring. This clinical trial enrolled approximately 330 patients as of November 2007 and will follow these patients for 12 months. If this independently-conducted study is completed, and demonstrates improved health-related and economic outcomes for continuous glucose monitoring versus finger stick monitoring, it could serve as a potential catalyst for wider and more accelerated reimbursement for continuous glucose monitoring in the future.

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

Sales and Marketing

We have built a direct sales organization to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. To complement our direct sales efforts, we employ clinical specialists who help to educate patients on the benefits of continuous glucose monitoring and provide clinical support to endocrinologists, physicians and diabetes educators who prescribe our products. As of December 31, 2007, we employed approximately 50 direct sales personnel and clinical education specialists. In the second half of 2007, we refocused our sales efforts to call almost exclusively on the largest diabetes centers in the United States. We continue to evolve our sales and marketing organization as necessary to support the commercialization of our SEVEN. We believe that referrals by physicians and diabetes educators, together with self-referrals by patients, have driven and will continue to drive adoption of our SEVEN. We directly market our products in the United States primarily to endocrinologists, physicians and diabetes educators. Although the number of diabetes patients is significant, the number of physicians and educators influencing these patients is relatively small. As of 2006, there were an estimated 4,000 clinical endocrinologists in the United States. As a result, we believe our direct, highly-specialized and focused sales organization is sufficient for us to support our commercial launch for the foreseeable future.

We intend to use a variety of marketing tools to drive initial adoption, ensure continued usage and establish brand loyalty for our continuous glucose monitoring systems by:

•	creating awareness of the benefits of continuous glucose monitoring and the advantages of our technology with endocrinologists, physicians, diabetes educators and patients;

•	providing strong educational and training programs to healthcare providers and patients to ensure easy, safe and effective use of our systems; and

•

maintaining a readily-accessible telephone and web-based technical and customer support infrastructure, which includes clinicians, diabetes educators and reimbursement specialists, to help referring physicians, diabetes educators and patients as necessary.

Our sales organization competes with the experienced and well-funded marketing and sales operations of our competitors. We have limited experience developing and managing a direct sales organization and we may be unsuccessful in our attempt to do so. Developing a direct sales organization is a difficult, expensive and time consuming process. To be successful we must:

•	recruit and retain adequate numbers of effective sales personnel;

•	effectively train our sales personnel in the benefits of our products;

•	establish and maintain successful sales, marketing and education programs that encourage endocrinologists, physicians and diabetes educators to recommend our products to their patients; and

•	manage geographically disbursed operations.

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

Several companies have attempted to address the limitations of single-point finger stick devices by developing continuous glucose monitoring systems. To date, in addition to DexCom, two other companies, Cygnus and Medtronic, have received approval from the FDA for continuous glucose monitors and Abbott is currently seeking approval for another. We believe that one of the products, originally developed and marketed by Cygnus, is no longer actively marketed. In addition, we believe that Johnson & Johnson, Roche Diagnostics and others are developing invasive and non-invasive continuous glucose monitoring systems. Except for our SEVEN, we believe that none of the products that have received FDA approval are labeled for more than three days of use. We also believe that none of the FDA approved products are labeled for use as a replacement for single-point finger stick devices.

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

Many of our competitors are either publicly traded or are divisions of publicly-traded companies, and they enjoy several competitive advantages, including:

•	significantly greater name recognition;

•	established relations with healthcare professionals, customers and third-party payors;

•	established distribution networks;

•	additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts or incentives to gain a competitive advantage;

•	greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products and marketing approved products; and

•	greater financial and human resources for product development, sales and marketing, and patent litigation.

As a result, we cannot assure you that we will be able to compete effectively against these companies or their products.

We believe that the principal competitive factors in our market include:

•	safe, reliable and high quality performance of products;

•	cost of products and eligibility for reimbursement

•	comfort and ease of use;

•	effective sales, marketing and distribution;

•	brand awareness and strong acceptance by healthcare professionals and patients;

•	customer service and support and comprehensive education for patients and diabetes care providers;

•	speed of product innovation and time to market;

•	regulatory expertise; and

•	technological leadership and superiority.

Manufacturing

We currently have limited resources, facilities and experience in commercially manufacturing sufficient quantities of product to meet expected demand for our products. We currently manufacture our devices at our headquarters in San Diego, California, and an additional facility located nearby. In these facilities we have more than 5,000 square feet of laboratory space and approximately 5,000 square feet of controlled environment rooms. In January 2007, both our facilities were subject to a post-approval PMA and QSR audit by the FDA. Based on the results of this inspection, we believe we are in substantial compliance with the regulatory requirements for a commercial medical device manufacturer and there were no major observations from the FDA resulting from this audit. At the close of the inspection, the FDA issued a form 483 identifying several inspectional observations and, although we had no formal requirements or obligations to provide anything further to the FDA regarding these observations, we voluntarily provided formal written evidence to the FDA of our actions taken to address these minor observations. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, material procurement, problems with production yields, and quality control and assurance. We have had difficulty scaling our manufacturing operations to provide a sufficient supply of product to support our commercialization efforts. We have also experienced periods of backorder and, at times, have had to limit the efforts of our sales force to introduce our products to new customers. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. We have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts, however there can be no assurances that supply will not be constrained going forward. Additionally, the production of our continuous glucose monitoring systems, including our SEVEN, must occur in a highly controlled and clean environment to minimize particles and other yield- and quality-limiting contaminants. Developing commercial-scale manufacturing facilities has and will continue to require the investment of substantial additional funds and the hiring and retaining of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience. Manufacturing is subject to numerous risks and uncertainties described in detail in “Risk Factors” below.

We manufacture our continuous glucose monitoring systems with components supplied by outside vendors and with parts manufactured by us internally. Key components that we manufacture internally include our wire-based sensors for our SEVEN and software in our receivers and transmitters. The remaining components and assemblies are purchased from outside vendors. We then assemble, test, package and ship the finished continuous monitoring systems, which consist of a durable transmitter and receiver together with disposable sensors.

We purchase certain components and materials from single sources due to quality considerations, costs or constraints resulting from regulatory requirements. Currently, those single sources are AMI Semiconductor, Inc., which produces the application specific integrated circuits used in our transmitters; Polymer Technology Group, which manufactures certain polymers used to synthesize our polymeric membranes for our SEVEN; Flextronics International Ltd., which assembles the printed circuit boards for our transmitters and receivers; The Tech Group, which produces injection molded components. In some cases, agreements with these and other suppliers can be terminated by either party upon short notice. In other cases, we operate without a written agreement with the supplier. We may not be able to quickly establish additional or replacement suppliers for our single-source components, especially after our products are commercialized, in part because of the FDA approval process and because of the custom nature of the parts we designed. Any supply interruption from our vendors or failure to obtain alternate vendors for any of the components would limit our ability to manufacture our systems, and could have a material adverse effect on our business.

Third Party Reimbursement

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Our products do not yet have broad reimbursement by Medicare or private third-party payors and are generally not approved for insurance coverage. The availability of insurance coverage and reimbursement for newly approved medical devices is uncertain. Until reimbursement or insurance coverage is established, patients will have to bear the financial cost of the SEVEN. In the United States, patients using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will be substantially dependent on whether third-party coverage and reimbursement is available for patients that use our products. Third-party coverage may be particularly difficult to obtain if our systems are not approved by the FDA as replacements for existing single-point finger stick devices. In order to establish reimbursement or insurance coverage for our products, we believe that we need to develop an established base of users, gain the support of advocacy groups and show the benefits of our system through clinical data generated by clinical trials. The lack of reimbursement or insurance coverage may prevent us from establishing a base of users. Even if we are able to establish a base of users, advocacy groups may not be supportive of our efforts to obtain reimbursement, or Medicare, Medicaid, health maintenance organizations and other third-party payors may not agree with the conclusions of clinical data showing the benefits of our system.

On November 2, 2007, the Centers for Medicare and Medicaid (“CMS”) released its 2008 Alpha-Numeric HCPCS File, which included three separate codes applicable to each of the three components of our continuous glucose monitoring systems, and HCPCS codes for continuous glucose monitoring became effective on January 1, 2008. HCPCS codes are billing codes used by Medicare and private third-party payors, but do not represent a reimbursement coverage decision by CMS. We currently employ in-house reimbursement expertise to assist physicians and patients in obtaining reimbursement from private third-party healthcare payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We expect to continue having formal meetings and to increase our efforts to create coverage policies with third-party payors during 2008.

Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. The continuing efforts of government and third-party payors to contain or reduce the costs of healthcare may limit our revenue. Our initial dependence on the commercial success of our SEVEN makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for our products, our financial performance may be harmed.

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

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patent, copyright and other intellectual property laws, trade secrets, nondisclosure agreements and other measures to protect our proprietary rights. As of March 5, 2008, we had obtained 17 issued U.S. patents, and had 101 additional U.S. patent applications pending. We believe it will take up to five years, and possibly longer, for these pending U.S. patent applications to result in issued patents. As of March 5, 2008, we had 12 open international applications filed under the Patent Cooperation Treaty, two granted European patents, 18 European patent applications pending, 12 Japanese patent applications pending, four registered U.S. trademarks, 8 pending U.S. trademark applications, four registered European trademarks, one pending European trademark application, and four registered Japanese trademarks.

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

The medical device industry in general, and the glucose testing sector of this industry in particular, are characterized by the existence of a large number of patents and frequent litigation based on assertions of patent infringement. We are aware of numerous patents issued to third parties that relate to aspects of our business, including the design and manufacture of continuous glucose monitoring sensors and membranes, as well as methods for continuous glucose monitoring. The owners of each of these patents could assert that the manufacture, use or sale of our continuous glucose monitoring systems infringes one or more claims of their patents. Each of these patents contains multiple claims, any one of which may be independently asserted against us. There may be patents of which we are presently unaware that relate to aspects of our technology that could materially and adversely affect our business. In addition, because patent applications can take many years to issue, there may be currently pending applications that are unknown to us, which may later result in issued patents that materially and adversely affect our business.

On August 11, 2005, Abbott Diabetes Care, Inc., or Abbott, filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware, seeking a declaratory judgment that our short-term continuous glucose monitor infringes certain patents held by Abbott. In August 2005, we moved to dismiss these claims and filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office and by March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against us in the litigation. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by our short-term continuous glucose monitor. On August 18, 2006 the court granted our motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim. In approving the stay, the court also granted our motion to strike, or disallow, Abbott’s amended complaint in which Abbott had sought to add three additional patents to the litigation. In late 2006, the Patent Office issued a non-final rejection of all claims we submitted for reexamination in two of the Abbott patents cited in the original lawsuit. In both cases, Abbott has filed a response with the Patent Office seeking (i) claim construction to differentiate certain claims from the prior art presented by us, (ii) to amend certain claims to overcome the prior art presented by us, and (iii) to add new claims. In response, we filed a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments. In February 2008, the Patent Office issued a non-final rejection of all claims we submitted for reexamination in the other two patents cited in the original complaint. Subject to the stay, we intend to continue to vigorously contest the action.

Subsequent to the court’s ruling on August 18, 2006, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of those same three additional patents. We believe this complaint, like the first, is without merit and we intend to vigorously contest the action. To that end, we filed requests with the Patent Office to reexamine each of the three additional patents cited by Abbott and on September 7, 2006, we filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case. Because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, we asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. On September 30, 2007, the court granted our motion to consolidate the cases and stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against us. In February 2007, the Patent Office ordered reexamination of each of the three patents cited in this new lawsuit and in June 2007, the Patent Office issued a non-final rejection of all claims we submitted for reexamination in two of the Abbott patents cited in the new lawsuit. In each of these cases, Abbott has filed a response with the Patent Office seeking (i) claim construction to differentiate certain claims from the prior art presented by us, (ii) to amend certain claims to overcome the prior art presented by us and (iii) to add new claims. In response, we filed a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments. No office action has been issued with respect to the third patent in the new lawsuit.

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

Government Regulation

Our products are medical devices subject to extensive and ongoing regulation by the FDA and regulatory bodies in other countries. The Federal Food, Drug and Cosmetic Act, or FDCA, and the FDA’s implementing regulations govern product design and development, pre-clinical and clinical testing, pre-market clearance or approval, product manufacturing, product labeling, product storage, advertising and promotion, product sales, distribution, servicing and post-market clinical surveillance.

FDA Regulation

Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance or prior approval from the FDA through the PMA process. The FDA classifies medical devices into one of three classes. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are subject to general controls such as labeling, pre-market notification, and adherence to the FDA’s Quality System Regulation, or QSR. Class II devices are subject to special controls such as performance standards, post-market surveillance, FDA guidelines, as well as general controls. Some Class I and Class II devices are exempted by regulation from the pre-market notification, 510(k) clearance requirement or the requirement of compliance with substantially all of the QSR. Some devices are placed in Class III, which requires approval of a PMA application, if they are deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or to be “not substantially equivalent” either to a previously 510(k) cleared device or to a “preamendment” Class III device in commercial distribution before May 28, 1976 for which PMA applications have not been required.

A PMA application must be supported by valid scientific evidence, which typically requires extensive data, including technical, pre-clinical, clinical, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device. A PMA application also must include a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling. After a PMA application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA. In addition, the FDA generally will conduct a pre-approval inspection of the manufacturing facility to evaluate compliance with QSR, which requires manufacturers to implement and follow design, testing, control, documentation and other quality assurance procedures. In January 2007, both our facilities were subject to a post-approval PMA and QSR audit by the FDA. Based on the results of this inspection, we believe we are in substantial compliance with the regulatory requirements for a commercial medical device manufacturer and there were no major observations from the FDA resulting from this audit. At the close of the inspection, the FDA issued a form 483 identifying several observations and, although we had no formal requirements or obligations to provide anything further to the FDA regarding these observations, we voluntarily provided formal written evidence to the FDA of our actions taken to address these minor observations.

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

If an FDA evaluation of a PMA application or manufacturing facilities is favorable, the FDA will either issue an approval letter, or approvable letter, which usually contains a number of conditions which must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of a device, subject to the conditions of approval and the limitations established in the approval letter. If the FDA’s evaluation of a PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA may also determine that additional trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and data is submitted in an amendment to the PMA. The PMA process can be expensive, uncertain and lengthy and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

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

•	third-party organizations do not perform data collection, monitoring and analysis in a timely or accurate manner or consistent with the clinical trial protocol or investigational or statistical plans;

•	regulatory inspections of our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials;

•	changes in governmental regulations or administrative actions;

•	the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or efficacy; and

•	the FDA concludes that our trial design is inadequate to demonstrate safety and efficacy.

After a device is approved and placed in commercial distribution, numerous regulatory requirements apply. These include:

•	establishing registration and device listing;

•	QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures;

•	labeling regulations, which prohibit the promotion of products for unapproved or off-label uses or indication and impose other restrictions on labeling, advertising and promotion;

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

Also, the FDA may require us to conduct post-market surveillance studies or order us to establish and maintain a system for tracking our products through the chain of distribution to the patient level. The FDA and the Food and Drug Branch of the California Department of Health Services enforce regulatory requirements by conducting periodic, unannounced inspections and market surveillance. Inspections may include the manufacturing facilities of our subcontractors.

Failure to comply with applicable regulatory requirements, including those applicable to the conduct of our clinical trials, can result in enforcement action by the FDA, which may lead to any of the following sanctions:

•	warning letters;

•	fines and civil penalties;

•	unanticipated expenditures;

•	delays in approving or refusal to approve our future continuous glucose monitoring systems or other products;

•	withdrawal of FDA approval;

•	product recall or seizure;

•	interruption of production;

•	operating restrictions;

•	injunctions; and

•	criminal prosecution.

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

Anti-kickback Laws. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments, and providing anything at less than its fair market value. The Department of Health and Human Services (“HHS”) has issued regulations, commonly known as safe harbors, that set forth certain provisions which, if fully met, will assure healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the HHS Office of Inspector General.

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

Advisory Boards

We have relied upon the advice of experts in the development and commercialization of our products. Through 2004, we had formal clinical and scientific advisory boards assisting us in various capacities. Since 2005, we have used experts in various disciplines on a consulting basis as needed to solve problems or accelerate development pathways. We will continue to engage advisors from the academic, consultancy, governmental or other areas to assist us as necessary. We expect to reengage our clinical advisory board and scientific advisory board in 2008.

Employees

As of December 31, 2007, we had 233 full-time employees and 19 temporary employees. Approximately 74 employees are engaged in research and development, clinical, regulatory and quality assurance, 81 in manufacturing and 78 in selling, general and administrative functions. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good.

Available Information

Our Internet website address is www.dexcom.com. We provide free access to various reports that we file with or furnish to the United States Securities and Exchange Commission through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can be accessed through the investor relations section of our website, or through www.sec.gov. Also available on our website are printable versions of DexCom’s Audit Committee charter, Compensation Committee charter, Nominating and Corporate Governance Committee charter, and Business Code of Conduct and Ethics. Information on our website does not constitute part of this annual report on Form 10-K or other report we file or furnish with the SEC. Stockholders may request copies of these documents from:

DexCom, Inc.

6340 Sequence Drive

San Diego, CA 92121

(858) 200-0200

ITEM 1A.	RISK FACTORS

Factors that May Affect our Financial Condition and Results of Operations

We have a limited operating history and our products may never achieve market acceptance.

We are a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for people with diabetes. On March 24, 2006, we received approval from the FDA for our first product, the STS, designed for up to three days of continuous use. On May 31, 2007, we received approval from the FDA for our second generation continuous glucose monitoring system, the SEVEN, designed for up to seven days of continuous use, and we began commercializing this product in the third quarter of 2007. As part of our commercialization of the SEVEN, we discontinued sales of our STS three-day durable system in the second quarter of 2007. We continue to sell three-day disposable sensors to customers who previously purchased the STS durable system, and expect to discontinue sales of the three-day sensors during 2008. Since inception, we have devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. More recently, we have devoted considerable resources to the commercialization of the SEVEN as well as the continued clinical development of our technology platform. We expect that sales of our SEVEN, which consists of a handheld receiver, reusable transmitter and disposable sensor, will account for substantially all of our revenue for the foreseeable future. From inception through December 31, 2007, revenues from sales of our continuous glucose monitoring products total approximately $6.8 million. However, we have limited experience in selling our products and we might be unable to successfully commercialize our products for a number of reasons, including:

•	market acceptance of our products by physicians and patients will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use;

•	we may not be able to manufacture our products in commercial quantities or at an acceptable cost;

•	patients do not generally receive reimbursement from third-party payors for their purchase of our products, which may reduce widespread use of our products;

•	our inexperience in marketing, selling and distributing our products;

•	we may not have adequate financial or other resources to successfully commercialize our products;

•	the uncertainties associated with establishing and qualifying our new manufacturing facility;

•	our products are not labeled as a replacement for the information that is obtained from single-point finger stick devices;

•	patients will need to incur the costs of our products in addition to single-point finger stick devices;

•	the introduction and market acceptance of competing products and technologies;

•	our inability to obtain sufficient quantities of supplies at appropriate quality levels from our sole source and other key suppliers; and

•	rapid technological change may make our technology and our products obsolete.

Our products are more invasive than current self-monitored glucose testing systems, including single-point finger stick devices, and patients may be unwilling to insert a sensor in their body, especially if their current diabetes management involves no more than two finger sticks per day. Moreover, patients may not perceive the benefits of continuous glucose monitoring and may be unwilling to change their current treatment regimens. In addition, physicians tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products. Physicians may not recommend or prescribe our products until (i) there is long-term clinical evidence to convince them to alter their existing treatment methods, (ii) there are recommendations from prominent physicians that our products are effective in monitoring glucose levels and (iii) reimbursement or insurance coverage is widely available. We cannot predict when, if ever, physicians and patients may adopt the use of our products. If our products do not achieve an adequate level of acceptance by patients, physicians and healthcare payors, we may not generate significant product revenue and we may not become profitable.

Since our first commercial launch in 2006, we have experienced periodic field failures. We do not believe these failures created any patient safety concerns and we are not aware of any reports of adverse events or incidents related to these failures. Although we believe we have taken appropriate actions aimed at reducing or eliminating field failures, there can be no assurances that we will not experience additional failures going forward.

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

We have incurred net losses in each year since our inception in May 1999, including a net loss of $45.9 million for the twelve months ended December 31, 2007. As of December 31, 2007, we had an accumulated deficit of $176.3 million. We have financed our operations primarily through private placements of our equity and debt securities and our public offerings, and have devoted a substantial portion of our resources to research and development relating to our continuous glucose monitoring systems, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of our products. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public companies. As a result, we expect to continue to incur significant operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and may adversely affect our ability to pay interest on, and principal of, the convertible senior notes.

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

We currently have limited resources, facilities and experience in commercially manufacturing sufficient quantities of product to meet expected demand for our products. We have had difficulty scaling our manufacturing operations to provide a sufficient supply of product to support our commercialization efforts. We have also experienced periods of backorder and, at times, have had to limit the efforts of our sales force to introduce our products to new customers. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. We have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts, however there can be no assurances that supply will not be constrained going forward. In order to produce our products in the quantities we anticipate will be necessary to meet market demand, we will need to increase our manufacturing capacity by a significant factor over the current level. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, materials procurement, problems with production yields and quality control and assurance. Developing commercial-scale manufacturing facilities will require the investment of substantial additional funds and the hiring and retention of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience. Also, the scaling of manufacturing capacity is subject to numerous risks and uncertainties, such as construction timelines, design, installation and maintenance of manufacturing equipment, among others, which can lead to unexpected delays. In addition, our facilities may have to undergo additional inspections by the FDA and corresponding state agencies. We cannot assure you that we will be able to develop and expand our manufacturing process and operations or obtain FDA and state agency approval of our facilities in a timely manner or at all. If we are unable to manufacture a sufficient supply of our current products or any future products for which we may receive approval, maintain control over expenses or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand and our business will suffer.

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

Our products do not have broad reimbursement and are not generally approved for insurance coverage by third party payors. If we are unable to obtain adequate reimbursement at acceptable prices for our products from third-party payors, we will be unable to generate significant revenue.

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Our SEVEN does not yet have broad reimbursement by Medicare or private third-party payors and is generally not approved for insurance coverage. Until reimbursement or insurance coverage is established, patients will have to bear the financial cost of the SEVEN. On November 2, 2007, the Centers for Medicare and Medicaid (“CMS”) released its 2008 Alpha-Numeric HCPCS File which included three separate codes applicable to each of the three components of our continuous glucose monitoring system and HCPCS codes for continuous glucose monitoring became effective on January 1, 2008. HCPCS codes are billing codes used by Medicare and private third-party payors, but do not represent a reimbursement coverage decision by CMS. In the United States, patients using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will be substantially dependent on whether third-party coverage and reimbursement is widely available for patients that use our products. Widespread third-party coverage may also be difficult to obtain if our products are not approved by the FDA as a replacement for existing single-point finger stick devices. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. The continuing efforts of government and third-party payors to contain or reduce the costs of healthcare may limit our revenue. Our initial dependence on the commercial success of our products makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for our products, patients may not use it.

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

We rely on Flextronics International, Ltd. to manufacture and supply the receiver included as part of our continuous glucose monitoring systems and the circuit boards for our short-term sensors; we rely on AMI Semiconductor, Inc. to manufacture and supply the application specific integrated circuit, or ASIC, that is incorporated into the transmitter for our continuous glucose monitoring systems; we rely on The Polymer Technology Group to manufacture certain polymers used to synthesize our polymeric biointerface membranes for our products; and we rely on The Tech Group to supply our injection molded components. Each of these suppliers is a sole-source supplier. In some cases, our agreements with these and our other suppliers can be terminated by either party upon short notice. In other cases we operate without a written agreement with the supplier. Our contract manufacturers also rely on sole-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

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

On August 11, 2005, Abbott Diabetes Care, Inc., or Abbott, filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware, seeking a declaratory judgment that our short-term continuous glucose monitor infringes certain patents held by Abbott. In August 2005, we moved to dismiss these claims and filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office and by March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against us in the litigation. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by our short-term continuous glucose monitor. On August 18, 2006 the court granted our motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim. In approving the stay, the court also granted our motion to strike, or disallow, Abbott’s amended complaint in which Abbott had sought to add three additional patents to the litigation. In late 2006, the Patent Office issued a non-final rejection of all claims we submitted for reexamination in two of the Abbott patents cited in the original lawsuit. In both cases, Abbott has filed a response with the Patent Office seeking (i) claim construction to differentiate certain claims from the prior art presented by us, (ii) to amend certain claims to overcome the prior art presented by us, and (iii) to add new claims. In response, we filed a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments. In February 2008, the Patent Office issued a non-final rejection of all claims we submitted for reexamination in the other two patents cited in the original complaint. Subject to the stay, we intend to continue to vigorously contest the action.

Subsequent to the court’s ruling on August 18, 2006, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of those same three additional patents. We believe this complaint, like the first, is without merit and we intend to vigorously contest the action. To that end, we filed requests with the Patent Office to reexamine each of the three additional patents cited by Abbott and on September 7, 2006, we filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case. Because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, we asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. On September 30, 2007, the court granted our motion to consolidate the cases and stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against us. In February 2007, the Patent Office ordered reexamination of each of the three patents cited in this new lawsuit and in June 2007, the Patent Office issued a non-final rejection of all claims we submitted for reexamination in two of the Abbott patents cited in the new lawsuit. In each of these cases, Abbott has filed a response with the Patent Office seeking (i) claim construction to differentiate certain claims from the prior art presented by us, (ii) to amend certain claims to overcome the prior art presented by us and (iii) to add new claims. In response, we filed a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments. No office action has been issued with respect to the third patent in the new lawsuit.

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

Other companies, including Abbott, could, in the future, assert infringement or misappropriation claims against us with respect to our current or future products. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of such third parties or others. Our competitors may assert that our continuous glucose monitoring systems or the methods we employ in the use of our systems are covered by U.S. or foreign patents held by them. This risk is exacerbated by the fact that there are numerous issued patents and pending patent applications relating to self-monitored glucose testing systems in the medical technology field. Because patent applications may take years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our products infringe. There could also be existing patents of which we are unaware that one or more components of our system may inadvertently infringe. As the number of competitors in the market for continuous glucose monitoring systems grows, the possibility of inadvertent patent infringement by us or a patent infringement claim against us increases.

Any infringement or misappropriation claim, including the claim brought by Abbott, could cause us to incur significant costs, could place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to infringe, we could be prohibited from selling our product that is found to infringe unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain a license on terms acceptable to us, if at all, and we may not be able to redesign our products to avoid infringement. Even if we are able to redesign our products to avoid an infringement claim, we may not receive FDA approval for such changes in a timely manner or at all. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, selling or offering to sell one or more of our products, or could enter an order mandating that we undertake certain remedial activities. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.

Our inability to adequately protect our intellectual property could allow our competitors and others to produce products based on our technology, which could substantially impair our ability to compete.

Our success and our ability to compete are dependent, in part, upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, copyright and trademark law, and trade secrets and nondisclosure agreements to protect our intellectual property. However, such methods may not be adequate to protect us or permit us to gain or maintain a competitive advantage. Our patent applications may not issue as patents in a form that will be advantageous to us, or at all. Our issued patents, and those that may issue in the future, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products. In addition, proposed regulations may limit our ability to file continuing patent applications and pursue patent claims in the USPTO.

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

The market for glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In selling our products, we compete directly with Roche Diabetes Care, a division of Roche Diagnostics; LifeScan, Inc., a division of Johnson & Johnson; the MediSense and TheraSense divisions of Abbott Laboratories; and Bayer Corporation, each of which manufactures and markets products for the single-point finger stick device market. Collectively, these companies currently account for substantially all of the worldwide sales of self-monitored glucose testing systems. Several companies are developing or marketing short-term continuous glucose monitoring products that will compete directly with our products. To date, in addition to DexCom, two other companies, Cygnus and Medtronic, have received approval from the FDA for continuous glucose monitors and Abbott is seeking approval for another. We believe that one of the products, originally developed and marketed by Cygnus, is no longer actively marketed. In addition, we believe that Johnson & Johnson, Roche Diagnostics and others are developing invasive and non-invasive continuous glucose monitoring systems. Most of the companies developing or marketing competing devices are publicly traded or divisions of publicly-traded companies, and these companies enjoy several competitive advantages, including:

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

We enter into collaborations with third parties that may not result in the development of commercially viable products or the generation of significant future revenues.

In the ordinary course of our business, we enter into collaborative arrangements to develop new products and to pursue new markets, such as our agreements with Animas Corporation and Insulet Corporation, to integrate our receiver technology into their respective insulin delivery systems. These collaborations may not result in the development of products that achieve commercial success and could be terminated prior to developing any products. Accordingly, we cannot assure you that any of our collaborations will result in the successful development of a commercially viable product or result in significant additional future revenues in the future.

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

The commencement or completion of any of our clinical trials may be delayed or halted, or be inadequate to support approval of a PMA application, for numerous reasons, including, but not limited to, the following:

•	the FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;

•	patients do not enroll in clinical trials at the rate we expect;

•	patients do not comply with trial protocols;

•	patient follow-up does not occur at the rate we expect;

•	patients experience adverse side effects;

•	patients die during a clinical trial, even though their death may not be related to our products;

•	institutional review boards, or IRBs, and third-party clinical investigators may delay or reject our trial protocol;

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

The results of pre-clinical studies do not necessarily predict future clinical trial results, and prior clinical trial results might not be repeated in subsequent clinical trials. Additionally, the FDA may disagree with our interpretation of the data from our pre-clinical studies and clinical trials, or may find the clinical trial design, conduct or results inadequate to prove safety or efficacy, and may require us to pursue additional pre-clinical studies or clinical trials, which could further delay the approval of our products. If we are unable to demonstrate the safety and efficacy of our products in our clinical trials, we will be unable to obtain regulatory approval to market our products. In addition, the data we collect from our current clinical trials, our pre-clinical studies and other clinical trials may not be sufficient to support FDA approval.

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

We are continuing to invest in the development of our technology platform and will seek to obtain FDA approvals for continuous glucose monitoring systems under development, including an intravenous continuous glucose monitoring system for the in-hospital market. The regulatory approval process for these continuous glucose monitoring systems that are under development involves, among other things, successfully completing clinical trials and obtaining either prior 510(k) clearance or prior approval from the FDA through the PMA process. The PMA process requires us to prove the safety and efficacy of our continuous glucose monitoring systems to the FDA’s satisfaction. This process can be expensive and uncertain, requires detailed and comprehensive scientific and human clinical data, generally takes one to three years after a PMA application is filed and may never result in the FDA granting a PMA. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

•	our systems may not satisfy the FDA’s safety or efficacy requirements;

•	the data from our pre-clinical studies and clinical trials may be insufficient to support approval;

•	the manufacturing process or facilities we use may not meet applicable requirements; and

•	changes in FDA approval policies or adoption of new regulations may require additional data.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including further development of our direct sales force and expansion of our manufacturing capacity, and on research and development, including conducting clinical trials for our next generation continuous glucose monitoring systems. For the twelve months ended December 31, 2007, our net cash used in operating activities was $33.2 million, compared to $43.7 million for the same period in 2006, and as of December 31, 2007, we had working capital of $58.8 million, including $64.3 million in cash, cash equivalents and short-term marketable securities. We expect that our cash used by operations will increase significantly in each of the next several years, and we may need additional funds to continue the commercialization of our products and for the development and commercialization of other continuous glucose monitoring systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

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

If unanticipated long-term side-effects result from the use of our current products or other glucose monitoring systems under development, we could be subject to liability and our systems would not be widely adopted. Our clinical trials have been limited to seven days of continuous use with our products. Additionally, we have limited clinical experience with repeated use of our products in the same patient. We cannot assure you that long-term use would not result in unanticipated complications. Furthermore, the interim results from our current pre-clinical studies and clinical trials may not be indicative of the clinical results obtained when we examine the patients at later dates. It is possible that repeated use of our products may result in unanticipated adverse effects, potentially even after the device is removed.

If we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain marketing approval will be subject to continual review and periodic inspections by the FDA and other regulatory bodies, which may include inspection of our manufacturing processes, post-approval clinical data and promotional activities for such product. The FDA’s medical device reporting, or MDR, regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury. We and our suppliers are required to comply with the FDA’s Quality System Regulation, or QSR, and other regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, shipping and servicing of our products. The FDA enforces the QSR through unannounced inspections. We currently manufacture our devices at our headquarters facility and at a facility nearby, both in San Diego, California. In these facilities we have more than 5,000 square feet of laboratory space and approximately 5,000 square feet of controlled environment rooms. In January 2007, both facilities were subject to a post-approval PMA and QSR audit by the FDA. Based on the results of this inspection, we believe we are in substantial compliance with the regulatory requirements for a commercial medical device manufacturer and there were no major observations from the FDA resulting from this audit. At the close of the inspection, the FDA issued a Form 483 identifying several inspectional observations and, although we had no formal requirements or obligations to provide anything further to the FDA regarding these observations, in April 2007 we voluntarily provided formal written evidence to the FDA of our actions taken to address these minor observations. In addition, our method of wireless communication from the transmitter to the receiver may be affected by regulatory amendments. Medtronic has filed a petition with the FCC requesting the FCC establish a bifurcated MICS band which would require device manufacturers whose products will operate in the main MICS band to either manufacture their devices using listen-before-transmit technology, or to transmit on a side band outside the main MICS band at lower power. Although the SEVEN does not comply with existing MICS band listen-before-transmit requirements, the FCC determined that the likelihood of our device causing interference is low, which was the basis for the FCC’s issuance of a waiver from these requirements. Our waiver includes a one year grace period to conform with any new rules adopted by the FCC with respect to the use of the MICS band. If the FCC does create a separate spectrum and does not extend our waiver to allow us to continue to operate in the main MICS band, we may be required to re-engineer our product to transmit over a different frequency which may require changes to our regulatory approvals and may have an adverse impact on the operation of our products. Compliance with ongoing regulatory requirements can be complex, expensive and time-consuming. Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following actions:

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

Historically, the majority of our operations have been conducted at a single location in San Diego, California. We recently relocated our management and a portion of our manufacturing operations and research and development to our new headquarters, also located in San Diego, California and we now conduct manufacturing activities in both facilities. We take precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of computer data. However, a natural disaster, such as a fire, flood or earthquake, could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against fires, floods, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.

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

We are highly dependent on our senior management, especially Terrance H. Gregg, our President and Chief Executive Officer, and Andrew K. Balo, our Senior Vice President of Clinical and Regulatory Affairs and Quality Assurance. Our success will depend on our ability to retain our current management and to attract and retain qualified personnel in the future, including sales persons, scientists, clinicians, engineers and other highly skilled personnel. Competition for senior management personnel, as well as sales persons, scientists, clinicians and engineers, is intense and we may not be able to retain our personnel. In addition, some members of our management team have only recently joined our company. For example, Terrance H. Gregg, our President and Chief Executive Officer, joined us in June 2007. We expect that it will take time for Mr. Gregg to integrate into our company and our business could be harmed if the integration is not successful. The loss of the services of members of our senior management, scientists, clinicians or engineers could prevent the implementation and completion of our objectives, including the commercialization of our current products and the development and introduction of additional products. The loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. Each of our officers may terminate their employment at any time without notice and without cause or good reason. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees.

We expect to continue to expand our operations and grow our research and development, manufacturing, sales and marketing, product development and administrative operations. This expansion is expected to place a significant strain on our management and will require hiring a significant number of qualified personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

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

Valuation of share-based payments, which we are required to perform for purposes of recording compensation expense under SFAS 123(R), involves significant assumptions that are subject to change and difficult to predict.

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

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. The method in which we market and sell our products may have an impact on the manner in which we recognize revenue. In addition, changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, as a result of changes approved by the Financial Accounting Standards Board, or FASB, on January 1, 2006 we began recording compensation expense in our statements of operations for equity compensation instruments, including employee stock options, using the fair value method. Our reported financial results beginning for the first quarter of 2006 and for all foreseeable future periods will be negatively and materially impacted by this accounting change. Other potential changes in existing taxation rules related to stock options and other forms of equity compensation could also have a significant negative effect on our reported results.

In August 2007, the FASB issued for comment proposed FASB Staff Position (“FSP”) No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The proposed FSP would require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using our nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The proposed FSP would also require an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The comment deadline for the proposed FSP was October 15, 2007 and if issued, the proposed FSP may be effective for us as of January 1, 2009. We believe that if the FSP is issued as proposed, the convertible debt issued in March 2007 would fall under the proposed FSP and we would be required to retroactively apply the guidance. Although we have not completed our analysis of the impact of this guidance, we believe the application would cause a reduction to the carrying value of the debt on our balance sheet and a corresponding increase in non-cash interest expense to be recognized over the initial five year redemption period which could be significant.

Our loan and security agreement contains restrictions that may limit our operating flexibility.

On March 20, 2006, we entered into a loan and security agreement that provided for a loan to finance various equipment and leasehold improvement expenses. As of December 31, 2007, we had an outstanding loan balance of $2.4 million. On January 31, 2008, we amended our bank equipment loan to enable us to draw an additional $3.0 million through January 2009 at which time the additional amount drawn will be amortized over a 30-month term through July 2011. The agreement requires us to maintain a minimum cash balance with Square 1 Bank, and also imposes certain limitations on us, including limitations on our ability to:

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

•	become or be controlled by an “investment company.”

Complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES

We maintain our headquarters in San Diego, California in one leased facility of approximately 66,400 square feet, which includes our laboratory, research and development, manufacturing and general administration functions. The lease for this facility expires in 2014. We have the right to extend the term of this lease for one period of five years. We also currently maintain a portion of our manufacturing operations at our second facility in San Diego, California, which is located at our former headquarters. The lease for this facility expires in 2011. In January 2007, both our facilities were subject to a post-approval PMA and QSR audit by the FDA. Based on the results of this inspection, we believe we are in substantial compliance with the regulatory requirements for a commercial medical device manufacturer and there were no major observations from the FDA resulting from this audit. At the close of the inspection, the FDA issued a Form 483 identifying several inspectional observations and, although we have no formal requirements or obligations to provide anything further to the FDA regarding these observations, we voluntarily provided formal written evidence to the FDA of our actions taken to address these minor observations. We previously leased a smaller facility of approximately 7,000 square feet near our former headquarters. We entered into a sublease agreement with an unaffiliated third-party to lease this facility from us through the balance of the lease term. We believe that our existing facilities are adequate to meet our needs for the foreseeable future, and that suitable additional space will be available in the future on commercially reasonably terms as needed.

ITEM 3.	LEGAL PROCEEDINGS.

On August 11, 2005, Abbott Diabetes Care, Inc., or Abbott, filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware, seeking a declaratory judgment that our short-term continuous glucose monitor infringes certain patents held by Abbott. In August 2005, we moved to dismiss these claims and filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office and by March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against us in the litigation. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by our short-term continuous glucose monitor. On August 18, 2006 the court granted our motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim. In approving the stay, the court also granted our motion to strike, or disallow, Abbott’s amended complaint in which Abbott had sought to add three additional patents to the litigation. In late 2006, the Patent Office issued a non-final rejection of all claims we submitted for reexamination in two of the Abbott patents cited in the original lawsuit. In both cases, Abbott has filed a response with the Patent Office seeking (i) claim construction to differentiate certain claims from the prior art presented by us, (ii) to amend certain claims to overcome the prior art presented by us, and (iii) to add new claims. In response, we filed a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments. In February 2008, the Patent Office issued a non-final rejection of all claims we submitted for reexamination in the other two patents cited in the original complaint. Subject to the stay, we intend to continue to vigorously contest the action.

Subsequent to the court’s ruling on August 18, 2006, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of those same three additional patents. We believe this complaint, like the first, is without merit and we intend to vigorously contest the action. To that end, we filed requests with the Patent Office to reexamine each of the three additional patents cited by Abbott and on September 7, 2006, we filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case. Because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, we asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. On September 30, 2007, the court granted our motion to consolidate the cases and stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against us. In February 2007, the Patent Office ordered reexamination of each of the three patents cited in this new lawsuit and in June 2007, the Patent Office issued a non-final rejection of all claims we submitted for reexamination in two of the Abbott patents cited in the new lawsuit. In each of these cases, Abbott has filed a response with the Patent Office seeking (i) claim construction to differentiate certain claims from the prior art presented by us, (ii) to amend certain claims to overcome the prior art presented by us and (iii) to add new claims. In response, we filed a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments. No office action has been issued with respect to the third patent in the new lawsuit.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

DexCom’s common stock is traded on the NASDAQ Global Market under the symbol “DXCM.” As of March 5, 2008, there were approximately 168 stockholders of record, excluding stockholders whose shares were held in nominee or street name by brokers. We have not paid any cash dividends and do not currently have plans to do so in the foreseeable future. Additionally, our loan agreement prohibits us from paying cash dividends without the lender’s prior written consent.

The following table sets forth the high and low intraday sales price per share for DexCom’s common stock for the periods indicated:

	High	Low
Year Ended December 31, 2007
First Quarter	$10.11	$6.17
Second Quarter	$9.14	$6.38
Third Quarter	$10.05	$7.05
Fourth Quarter	$10.91	$7.55

	High	Low
Year Ended December 31, 2006
First Quarter	$23.70	$14.31
Second Quarter	$26.70	$11.70
Third Quarter	$14.40	$10.05
Fourth Quarter	$12.17	$8.35

Neither we nor any affiliated purchaser repurchased any of our equity securities in the fourth quarter of fiscal year 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The statements of operations data for the years ended December 31, 2007, 2006 and 2005 and the balance sheet data as of December 31, 2007 and 2006 have been derived from our audited financial statements included elsewhere in this annual report. The statements of operation data for the years ended December 31, 2004 and 2003 and the balance sheet data as of December 31, 2005, 2004 and, 2003 have been derived from our audited financial statements not included in this annual report. The following selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and financial statements and related notes to those statements included elsewhere in this annual report.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statements of Operations Data:
Revenues	$4,627	$2,170	$—	$—	$—
Cost of sales	12,736	10,959	—	—	—

Gross margin	(8,109)	(8,789)	—	—	—
Operating expenses:
Research and development(1)	16,131	19,419	26,770	12,470	8,934
Selling, general and administrative(1)	22,436	21,111	5,660	1,597	1,250

Total operating expenses	38,567	40,530	32,430	14,067	10,184

Operating loss	(46,676)	(49,319)	(32,430)	(14,067)	(10,184)
Interest income, net	798	2,720	1,662	121	270

Net loss	(45,878)	(46,599)	(30,768)	(13,946)	(9,914)

Accretion to redemption value of Series B and Series C redeemable convertible preferred stock	—	—	(122)	(3,235)	(3,235)

Net loss attributable to common stockholders	$(45,878)	$(46,599)	$(30,890)	$(17,181)	$(13,149)

Basic and diluted net loss per share attributable to common stockholders(2)	$(1.62)	$(1.71)	$(1.63)	$(7.51)	$(6.06)

Shares used to compute basic and diluted net loss per share attributable to common stockholders(2)	28,313	27,236	18,944	2,286	2,170

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash and marketable securities	$64,323	$54,508	$50,525	$27,229	$20,016
Working capital	58,844	52,126	43,939	25,705	19,152
Total assets	77,259	64,553	56,726	29,358	20,767
Long term obligations	61,031	2,118	—	—	—
Redeemable convertible preferred stock	—	—	—	76,974	52,384
Total stockholders’ equity (deficit)	7,115	56,828	49,412	(49,310)	(32,601)

(1)

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

(2)	See Note 2 of the notes to our financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for people with diabetes. On March 24, 2006, we received approval from the FDA for our first product, the STS, designed for up to three days of continuous use. On May 31, 2007, we received approval from the FDA for our second generation continuous glucose monitoring system, the SEVEN, designed for up to seven days of continuous use, and we began commercializing this product in the third quarter of 2007. As part of our commercialization of the SEVEN, we discontinued sales of our STS three-day durable system in the second quarter of 2007. We continue to sell three-day disposable sensors to customers who previously purchased the STS durable system, and expect to discontinue sales of the three-day sensors during 2008. Our approval allows for the use of the SEVEN by adults with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments. Our products must be prescribed by a physician and include a disposable sensor, a transmitter and a small handheld receiver. Our products are indicated for use as adjunctive devices to complement, not replace, information obtained from standard home blood glucose monitoring devices and our products must be calibrated periodically using a standard home blood glucose monitor. On November 15, 2007, we received FDA approval to calibrate the SEVEN using any FDA cleared blood glucose meter and we began shipping receivers with this feature in the first quarter of 2008. Previously, patients were required to calibrate the SEVEN using a LifeScan® Ultra® blood glucose meter connected to the receiver via an upload cable. The SEVEN sensor is inserted by the patient and is intended to be used continuously for up to seven days after which it is removed by the patient and may be replaced by a new sensor. Our transmitter and receiver are reusable. Since inception, we have devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. More recently, we have devoted considerable resources to the commercialization of the SEVEN as well as the continued research and clinical development of our technology platform.

According to the World Health Organization, in 2000 there were approximately 171 million people who suffered from diabetes worldwide. In 2005, there were an estimated 20.8 million people in the United States with diabetes of which 14.6 million have been diagnosed. We estimate that approximately 4.1 million of these patients were insulin-dependent. In 2005, 1.5 million new cases of diabetes were diagnosed. The increased prevalence of diabetes is a result of an aging population, unhealthy diets and increasingly sedentary lifestyles. According to an article published in Diabetes Care in 2003, diabetes is the fifth leading cause of death by disease in the United States, and complications related to diabetes include heart disease, limb amputations, loss of kidney function and blindness.

According to the ADA, the direct medical costs and indirect expenditures attributable to diabetes in the United States were an estimated $174 billion in 2007, an increase of $42 billion since 2002. Of the $174 billion in overall expenses, the ADA estimates that approximately $116 billion were direct medical costs. According to industry sources, the worldwide market for personal glucose monitoring systems and related disposables, which include test strips and lancets, was approximately $6.2 billion in 2005, and is expected to grow to $8.9 billion in 2008.

We have built a direct sales organization to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. We currently sell the SEVEN only in the United States, but plan to expand our sales into Europe and elsewhere in the future. To complement our direct sales efforts, we also employ clinical specialists who educate and provide clinical support in the field. We believe our direct, highly-specialized and focused sales organization is sufficient for us to support our sales efforts and have no immediate plans to increase the size of the sales organization. We provide 24 hour technical support as well as customer support during regular business hours.

We are leveraging our technology platform to enhance the capabilities of our current products and to develop additional continuous glucose monitoring products. We are continuing clinical development of a third generation product which we expect will further improve sensor reliability, stability and accuracy over the useful life of the sensor, and will be more comfortable for patients to wear. We also intend to seek approval for a pediatric indication (patients under 18 years of age) for our product platform in the future. In addition, we are developing a product platform specifically for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for the critical care market. Despite our continued efforts in these areas, our development timelines are highly dependent on our clinical trials, which may be delayed due to scheduling issues with patients and investigators, institutional review boards, sensor performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our SEVEN, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, the FDA may not approve our products, and if approved, we may not achieve acceptance in the marketplace by physicians and patients.

Since our first commercial launch in 2006, we have experienced field failures, including, but not limited to, periods of higher than expected “out of box” sensor initialization failures and certain component failures in our electronics which may prevent data transmission from the sensor to the handheld receiver. We do not believe these failures have created any patient safety concerns and we are not aware of any reports of adverse events or incidents related to these failures. Although we believe we have taken appropriate actions aimed at reducing or eliminating field failures, there can be no assurances that we will not experience these or other failures going forward.

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Our SEVEN does not yet have broad reimbursement by Medicare or private third-party payors and is generally not approved for insurance coverage. Until reimbursement or insurance coverage is established, patients will have to bear the financial cost of our SEVEN. In order to establish reimbursement or insurance coverage for our SEVEN, we believe that we need to develop an established base of users, gain the support of advocacy groups and show the benefits of our system through clinical data generated by clinical trials. On November 2, 2007, The Centers for Medicare and Medicaid, or CMS, released its 2008 Alpha-Numeric HCPCS File, which included three separate codes applicable to each of the three components of our continuous glucose monitoring systems, and HCPCS codes for continuous glucose monitoring became effective on January 1, 2008. HCPCS codes are billing codes used by Medicare and private third-party payors, but do not represent a reimbursement coverage decision by CMS. We currently employ in-house reimbursement expertise to assist physicians and patients in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create coverage policies with third-party payors during 2007 and expect to continue these efforts in 2008. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, patients may not use them.

We currently manufacture our devices at our headquarters in San Diego, California, and another facility located nearby. In these facilities we have more than 5,000 square feet of laboratory space and approximately 5,000 square feet of controlled environment rooms. In January 2007, both our facilities were subject to a post-approval PMA and QSR audit by the FDA. Based on the results of this inspection, we believe we are in substantial compliance with the regulatory requirements for a commercial medical device manufacturer and there were no major observations from the FDA resulting from this audit. At the close of the inspection, the FDA issued a Form 483 identifying several inspectional observations and, although we have no formal requirements or obligations to provide anything further to the FDA regarding these observations, we voluntarily provided formal written evidence to the FDA of our actions taken to address these minor observations. We manufacture our SEVEN with components supplied by outside vendors and with parts manufactured internally. Key components that we manufacture internally include our wire-based sensor for our SEVEN. The remaining components and assemblies are purchased from outside vendors. We then assemble, test, package and ship the finished product, which includes a reusable transmitter, a receiver and a disposable sensor. We are expanding our manufacturing capacity in our two facilities in San Diego, California. Our capacity expansion could be constrained by the lack of material availability, equipment design, production and validation, regulatory approval of any required additional facilities, personnel staffing and other factors.

Revenues are generated from sales of our SEVEN transmitter and receiver and from the recurring sales of disposable sensors. The SEVEN’s sensor is inserted by the patient and intended to be used continuously for up to seven days, after which it may be replaced with a new disposable sensor. Our SEVEN transmitter and receiver are reusable. In the event we establish an installed base of patients using our SEVEN, we expect to generate an increasing portion of our revenues through recurring sales of our disposable sensors. We recognize revenue on our products upon shipment and our sales terms provide for customer payment at the time of order.

Through December 31, 2007, we had generated $6.8 million of revenue, and we have incurred net losses in each year since our inception in May 1999. Through December 31, 2007, we had an accumulated deficit of $176.3 million. We expect our losses to continue and increase as we expand our clinical trial activities and continue commercialization activities. We have financed our operations primarily through offerings of equity securities and convertible debt. In April 2005, we completed our initial public offering in which we sold 4,700,000 shares of common stock for net proceeds of $50.5 million. In March 2006, we entered into a loan and security agreement, and as of December 31, 2007, we had an outstanding balance of $2.4 million. In May 2006, we completed a follow-on offering of 2,117,375 shares of our common stock for net proceeds of $47.0 million. In March 2007, we issued an aggregate principal amount of $60,000,000 in 4.75% Convertible Senior Notes due in 2027.

Financial Operations

Revenue

From inception through December 31, 2007, we generated $6.8 million in revenue from the sale of our continuous glucose monitoring systems. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter.

Cost of Sales

Cost of sales includes direct labor and material costs related to each product sold or produced, including assembly and test labor and scrap, as well as factory overhead supporting our manufacturing operations. Factory overhead includes facilities, material procurement and control, manufacturing engineering, quality control, supervision and management. These costs are primarily salary, fringe benefits, stock based compensation, facility expense, supplies and purchased services. The majority of our costs are currently fixed due to the relatively low production volumes compared to our potential capacity. From our inception until December 31, 2005, all of our manufacturing costs were included in research and development expense due to our development stage during that period. From January 1, 2006 these costs are included in cost of sales.

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

Selling, General and Administrative

Our selling, general and administrative expenses primarily consist of salary, fringe benefits and stock based compensation for our executive, financial, sales, marketing and administrative functions. Other significant expenses include trade show expenses, sales samples, insurance, professional fees for our outside legal counsel and independent auditors, litigation expenses and expenses for board meetings. We expect our selling, general and administrative expenses to increase as we continue to support the commercialization of our SEVEN.

Results of Operations

Fiscal year ending December 31, 2007 compared to December 31, 2006

Revenue, Cost of Sales and Gross Margin. Revenues increased $2.5 million to $4.6 million for the twelve months ending December 31, 2007, compared to $2.2 million during the same period in 2006 following the launch of our first product in March of 2006 and our second generation product in June of 2007. Cost of sales increased $1.8 million to $12.7 million for the twelve months ending December 31, 2007, compared to $11.0 million for the twelve months ending December 31, 2006. The increase in cost of sales in 2007 was primarily attributed to supporting increased product sales and included $1.2 million in additional fixed overhead spending. The gross margin loss of $8.1 million for the twelve months ended December 31, 2007 decreased $680,000 compared to the same period in 2006, primarily due to increased revenue.

Research and Development. Research and development expense decreased $3.3 million to $16.1 million for the twelve months ending December 31, 2007, compared to $19.4 million for the same period in 2006. Development expenses decreased $2.9 million and clinical and regulatory costs decreased by $411,000. Major elements of declining research and development costs include $874,000 in lower tooling and fixture costs, $641,000 in lower facilities costs, and $467,000 in lower share-based compensation costs.

Selling, General and Administrative. Selling, general and administrative expense increased $1.3 million to $22.4 million for the twelve months ending December 31, 2007, compared to $21.1 million for the same period in 2006. The increase in expense was primarily due to $3.5 million in higher sales costs incurred for the entirety of fiscal 2007, compared to lower levels incurred during fiscal 2006 when we began building our sales force. The $3.5 million increase in selling related costs was partially offset by $2.4 million in lower marketing costs. Major changes in selling, general and administrative expense included $3.3 million in additional payroll related costs, offset by $1.1 million in lower legal expense and $942,000 in lower trade show costs. During 2007, $515,000 in separation payments to our former CEO and CFO were included within personnel expenses along with an additional $336,000 for their extended vesting and post-employment exercise period that was included within share-based compensation costs.

Interest Income, Net. Net interest income decreased $1.9 million to $798,000 million for the twelve months ending December 31, 2007, compared to $2.7 million for the same period in 2006. The decrease in net interest income and expense was primarily due to $2.7 million in additional interest expense attributed to the $60.0 million aggregate principal Convertible Senior Notes we issued in March of 2007, offset by higher average cash, cash equivalents, and short-term marketable securities balances during 2007.

Fiscal year ending December 31, 2006 compared to December 31, 2005

Revenue, Cost of Sales and Gross Margin. We recorded revenues of $2.2 million for the twelve months ending December 31, 2006 after launching our first product on March 28, 2006. No revenues were recorded in 2005. Cost of sales increased $11.0 million to $11.0 million for the twelve months ending December 31, 2006 compared to zero for the twelve months ending December 31, 2005. The $11.0 million of cost of sales for the twelve months ending December 31, 2006 reflects a $0.7 million increase compared to the $10.3 million of these expenses that were included in research and development expense during 2005. Included in the 2005 costs were a charge of $2.0 million to write down component inventory to the lower of cost or market value. The increase in cost of sales during fiscal 2006 was primarily related to variable costs to produce our revenues including a $1.4 million increase in compensation expense, $1.4 million in increased scrap and $1.0 million in increased depreciation, offset by $6.9 million in lower expensed materials and a benefit of $1.3 million for materials purchased in 2005 and utilized in 2006.

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

Selling, General and Administrative. Selling, general and administrative expense, including share-based compensation, increased $15.5 million to $21.1 million for the twelve months ending December 31, 2006, compared to $5.7 million for the same period in 2005. The increase was primarily due to $10.7 million in higher sales and marketing costs and $4.8 million in higher administrative costs. Changes in selling, general and administrative expense were driven by $9.0 million in increased compensation costs, primarily in sales and marketing due to our having hired a direct sales force in 2006, $2.8 million in increased advertising and promotions and $1.0 million in increased legal expenses.

Interest Income, Net. Net interest income increased $1.1 million to $2.7 million for the twelve months ending December 31, 2006, compared to $1.7 million for the same period in 2005. The increase was due to higher combined average cash, cash equivalents, and short-term marketable securities balances due to our April 2006 follow-on public offering partially offset by $95,000 in interest expense on our bank equipment line.

Liquidity and Capital Resources

We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of December 31, 2007, we had an accumulated deficit of $176.3 million and had working capital of $58.8 million, which included $64.3 million in cash, cash equivalents and short-term marketable securities. We have funded our operations primarily from the sale of equity and debt securities and our bank line, raising aggregate net proceeds of $167.7 million from equity sales and $46.3 million from debt issuances through December 31, 2007. In April 2005, we completed our initial public offering in which we sold 4,700,000 shares of common stock for net proceeds of $50.5 million. On March 20, 2006, we entered into a loan and security agreement that provided for a loan of up to $5.0 million to finance various equipment purchases. On April 1, 2007, the loan converted into a 30-month amortized term loan. As of December 31, 2007, we had an outstanding balance of $2.4 million under this loan. On May 2, 2006 we completed the sale of 2,117,375 shares of common stock for net proceeds of $47.0 million. On March 9, 2007, we completed a $60 million offering of our 4.75% Convertible Senior notes due 2027. After payment of related expenses, including the purchase of a related call option hedge, we received net proceeds of $46.3 million. On January 31, 2008, we amended our bank equipment loan to enable us to draw an additional $3.0 million through January 2009 at which time the additional amount drawn will be amortized over a 30-month term through July 2011.

Net Cash Used in Operating Activities. Net cash used in operating activities decreased $10.5 million to $33.2 million for the twelve months ending December 31, 2007, compared to $43.7 million for the same period in 2006. The decrease in cash used in operations was primarily due to $5.2 million less cash used to pay down payables and accrued liabilities and $1.7 million less cash invested in inventories.

Net Cash Used in Investing Activities. Net cash used in investing activities decreased $18.1 million to $8.4 million for the twelve months ending December 31, 2007, compared to $26.6 million for the same period of 2006. The decrease was primarily due to $18.2 million in lower net purchases and sales of short-term marketable securities. For the twelve months ending December 31, 2007, we invested $3.4 million in equipment and facilities to support manufacturing improvements.

Net Cash Provided by Financing Activities. Net cash provided by financing activities decreased $4.6 million to $46.6 million for the twelve months ending December 31, 2007, compared to $51.2 million for the same period of 2006. The decrease was primarily due to raising $3.6 million less in net debt and equity financing during 2007 than during 2006.

Operating Capital and Capital Expenditure Requirements

In the third quarter of 2007, we commercialized our second product, the SEVEN. We anticipate that we will continue to incur net losses for the next several years as we incur expenses related to the commercialization of the SEVEN, the development of new continuous glucose monitoring products, and the expansion of our sales, marketing, manufacturing and corporate infrastructure.

We believe that our cash, cash equivalents and short-term marketable securities balances, and the interest we earn on these balances, will be sufficient to meet our anticipated cash requirements with respect to the commercialization of our SEVEN, clinical trials, PMA applications and to meet our other anticipated cash needs for 2008. If our available cash, cash equivalents and short-term marketable securities and the funds available under our loan and security agreement are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

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

•	the revenue generated by sales of our SEVEN and other future products;

•	the expenses we incur in manufacturing, developing, selling and marketing our products;

•	the quality levels of our products and services;

•	potential reimbursement to purchasers of our products by third-party payors;

•	our ability to efficiently scale our manufacturing operations to meet demand for our current and any future products;

•	the costs to produce our monitoring systems;

•	the costs and timing of additional regulatory approvals;

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

Contractual Obligations

In March 2007, we issued $60 million aggregate principal amount of Convertible Senior Notes due 2027 in a private offering. The notes are convertible into shares of common stock based on an initial conversion rate of 128.2051 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $7.80 per share. Interest on the notes is due semiannually on March 15 and September 15 of each year at a rate of 4.75% per year. The notes will be redeemable by us beginning March 20, 2010 at a price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest. Holders of the notes may require us to repurchase the notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of certain designated events, including a change of control. In addition, we will have the right to automatically convert the notes if the closing price of our common stock exceeds 150% of the conversion price or $11.70 per share, for at least 20 trading days during any 30-day period. If such an automatic conversion occurs before March 15, 2010, we are required to pay additional interest in cash or, at our option, in shares of our common stock. The holders of the notes may require us to repurchase the notes for cash on March 15, 2012, March 15, 2017 and March 15, 2022 at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

As of December 31, 2007, we had an outstanding balance of $2.4 million due on our bank equipment loan. We are required to repay the outstanding balance in monthly installments through September 2009. On January 31, 2008, we amended our bank equipment loan to enable us to draw an additional $3.0 million through January 2009 at which time the additional amount drawn will be amortized over a 30-month term through July 2011.

In April 2006, we entered into an office lease agreement for approximately 66,400 square feet of additional facilities located in San Diego, CA. We also have a five-year option to renew the lease upon the expiration of the initial term. In connection with the lease, we entered into a $664,000 letter of credit to secure future payments under the lease and paid a security deposit in the amount of $89,640 in April 2006. Excluding real estate taxes and operating costs, we are required to make future monthly payments for the period from December 2007 through April 2014 totaling $8.0 million. Our facility leases have annual rental escalation clauses and are expensed on a straight-line basis.

We are party to various purchase arrangements related to components used in production and research and development activities. As of December 31, 2007, we had purchase commitments with certain vendors totaling approximately $2.2 million of which $2.0 million was due within one year and the remaining due within two years.

The following table summarizes our outstanding contractual obligations as of December 31, 2007 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes payable	$62,406	$1,375	$1,031	$—	$60,000
Operating leases	9,642	1,617	3,394	2,780	1,851
Royalty obligations	58	58	—	—	—
Purchase commitments	2,198	1,969	229	—	—

Total	$74,304	$5,019	$4,654	$2,780	$61,851

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities.

Related Party Transactions

Our Chairman is a director of Oracle Corporation. We incurred costs totaling $96,000, $38,000, and $6,000 relating to an Oracle ERP system for the years ended December 31, 2007, 2006 and 2005, respectively. The Chairman was not involved in the selection of the Company’s ERP system. We believe that the aforementioned arrangement was at no less favorable rates to us than those that could have been obtained from unrelated third parties based on review of price quotations with third parties.

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

Revenue Recognition

We sell durable systems and disposable units through a direct sales force in the United States. Components are individually priced and can be purchased separately or together. The SEVEN durable system includes a transmitter, a receiver, a power cord, a finger-stick meter interface cable, data management software and a USB cable. Disposable sensors for use with the SEVEN are sold separately in packages of four. The initial SEVEN durable system price is not dependent upon the purchase of any amount of disposable SEVEN sensors. We discontinued sales of our STS 3-day durable system in the second quarter of 2007. We continue to sell three day disposable sensors to customers who previously purchased the STS 3-day durable system and expect to discontinue sales of the three day sensors in 2008. Disposable sensors for use with the STS 3-day durable system are sold separately in packages of five.

Revenue on product sales is recognized upon shipment, which is when title and the risk of loss have been transferred to the customer and there are no other post-shipment obligations. Our products are generally paid for at the time of shipment using a customer’s credit card and do not include customer acceptance provisions. After approval of our second generation continuous glucose monitoring system, the SEVEN, on May 31, 2007, we started taking orders for an “Upgrade Kit” to upgrade existing customers for $150. For systems sold that included an upgrade right, a portion of the sales price was allocated to the undelivered upgrade and deferred based on the fair value of the upgrade kit. This deferred revenue is recognized when the upgrade has been delivered to the customer. Deferred revenue as of December 31, 2007 totaled approximately $2,000. In August 2007, we adopted a “30-day money back guarantee” program whereby customers who purchase the SEVEN durable system and a package of four disposable sensors may return the SEVEN durable system for any reason within thirty days of purchase and receive a full refund of their purchase price. We accrue for estimated returns and/or refunds by reducing revenues and establishing a liability account at the time of shipment based on historical experience.

Share-Based Compensation

Our share-based employee compensation plans are described in the notes to our financial statements. On January 1, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes our previous accounting under APB 25 and SFAS 123, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Statement of Operations as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Statements of Operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006 was $6.1 million and $5.9 million, respectively. Share-based compensation expense of $1.8 million for the year ended December 31, 2005 was related to the grant of certain options to employees during 2004 which represented the difference between the fair value of the common stock and the option exercise price at the date of grant accounted for in accordance with APB 25. As of December 31, 2007, there was $16.1 million of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of our operating expenses through 2011. Compensation costs will be adjusted for future changes in estimated forfeitures.

Prior to January 1, 2006, we had adopted the disclosure-only provision of SFAS 123. Accordingly, we had not previously recognized compensation expense, except for share-based compensation expense accounted for in accordance with APB 25.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods as share-based compensation expense in the Company’s Statement of Operations. For the years ended December 31, 2007 and 2006, the Statement of Operations included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of share-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight-line single-option method. As share-based compensation expense recognized in the Statement of Operations in fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

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

Bonus Accrual

For the 2007 bonus plan, the Compensation Committee authorized an amount of up to 35% of salary and wages for non sales employees to be awarded from the pool based on the weighted average achievement measured against certain objectives. As targets were not met, no bonuses were paid under the 2007 bonus plan. Subsequently, the Compensation Committee approved bonuses for 2007 totaling $786,000. Of $917,000 in bonuses accrued during 2007, $131,000 was reversed during the fourth quarter of 2007 based on management’s determinations at that time.

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

We adopted FIN 48 as of January 1, 2007. Due to the valuation allowance, the adoption of FIN 48 did not impact our financial condition, results of operations or cash flows. As a result of the adoption, we recorded a net decrease to deferred tax assets of approximately $1.8 million and a corresponding reduction to valuation allowance. The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

Balance at January 1, 2007	$2,181
Increases related to current year tax positions	405

Balance at December 31, 2007	$2,586

Due to the valuation allowance, none of the unrecognized tax benefits as of December 31, 2007, would reduce our annual effective tax rate. We do not expect unrecognized tax benefits to change significantly over the next 12 months.

We file income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. Due to net operating losses incurred, our tax returns from inception to date are subject to examination by taxing authorities. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2007, we had no interest or penalties accrued for uncertain tax positions.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on our financial statements. Because SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, we do not believe the adoption of SFAS No. 157 will have a material effect on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159, which includes an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, permits entities the option to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of determining the impact that SFAS No. 159 will have on our results of operations or financial condition.

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

The information required is set forth under “Report of Independent Registered Public Accounting Firm,” “Balance Sheets,” “Statements of Operations,” “Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit),” “Statements of Cash Flows” and “Notes to Financial Statements” on pages F-2 to F-24 of this annual report.

DEXCOM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of DexCom, Inc. as of December 31, 2007 and 2006, and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DexCom, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, effective January 1, 2006, DexCom, Inc. changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DexCom, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 7, 2008

DEXCOM, INC.

BALANCE SHEETS

(In thousands—except per share data)

	As of December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$23,115	$18,167
Short-term marketable securities, available-for-sale	41,208	36,341
Accounts receivable, net	215	120
Inventory	1,139	1,413
Prepaid and other current assets	1,614	1,315

Total current assets	67,291	57,356
Property and equipment, net	6,649	6,118
Restricted cash	914	1,079
Other assets	2,405	—

Total assets	$77,259	$64,553

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$4,535	$2,764
Accrued payroll and related expenses	2,537	1,558
Current portion of long-term debt	1,375	908

Total current liabilities	8,447	5,230
Other liabilities	666	377
Long-term debt, net of current portion	61,031	2,118
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively.	—	—
Common stock, $0.001 par value, 100,000 authorized; 28,778 and 28,624 shares issued and outstanding, respectively, at December 31, 2007, and 28,164 shares issued and outstanding at December 31, 2006	29	28
Additional paid-in capital	183,325	187,162
Accumulated other comprehensive income	13	12
Accumulated deficit	(176,252)	(130,374)

Total stockholders’ equity	7,115	56,828

Total liabilities and stockholders’ equity	$77,259	$64,553

See accompanying notes.

DEXCOM, INC.

STATEMENTS OF OPERATIONS

(In thousands—except per share data)

	Years Ended December 31,
	2007	2006	2005
Revenues	$4,627	$2,170	$—
Cost of sales	12,736	10,959	—

Gross margin	(8,109)	(8,789)	—
Operating expenses
Research and development	16,131	19,419	26,770
Selling, general and administrative	22,436	21,111	5,660

Total operating expenses	38,567	40,530	32,430

Operating loss	(46,676)	(49,319)	(32,430)
Interest income, net	798	2,720	1,662

Net loss	(45,878)	(46,599)	(30,768)
Accretion to redemption value of Series B, Series C, and Series D redeemable convertible preferred stock	—	—	(122)

Net loss attributable to common stockholders	$(45,878)	$(46,599)	$(30,890)

Basic and diluted net loss per share attributable to common stockholders	$(1.62)	$(1.71)	$(1.63)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	28,313	27,236	18,944

See accompanying notes.

DEXCOM, INC.

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands—except per share data)

	Redeemable convertible preferred stock		Convertible preferred stock		Common stock		Additional paid-in capital	Deferred stock-based compensation	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2004	32,451	$76,975	3,000	$3	2,323	$2	$6,218	$(2,649)	—	$(52,885)	$(49,311)
Accretion of stock issuance costs on redeemable convertible preferred stock	—	122	—	—	—	—	—	—	—	(122)	(122)
Issuance of stock in initial public offering in April 2005 at $12.00 per share for cash, net of offering costs of $1,973	—	—	—	—	4,700	4	50,474	—	—	—	50,478
Conversion of redeemable and convertible preferred stock	(32,451)	(77,097)	(3,000)	(3)	17,726	18	77,082	—	—	—	77,097
Exercise of options and issuance of common stock for cash		—	—	—	662	1	262	—	—	—	263
Issuance of stock for services	—	—	—	—	6	—	78	—	—	—	78
Deferred stock compensation related to employee stock option and award grants	—	—	—	—	—	—	23	(23)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	1,588	—	—	1,588
Compensation expense associated with stock options issued to consultants	—	—	—	—	—	—	120	—	—	—	120
Comprehensive loss:
Unrealized losses on available-for-sale investment securities	—	—	—	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	—	—	—	(30,768)	(30,768)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(30,780)

Balance at December 31, 2005	—	$—	—	$—	25,417	$25	$134,257	$(1,084)	$(12)	$(83,775)	$49,411
Reclassification of deferred compensation	—	—	—	—	—	—	(1,084)	1,084	—	—	—
Issuance of stock in follow-on offering in May 2006 at $24.00 per share for cash, net of offering costs of $3,833	—	—	—	—	2,117	2	46,982	—	—	—	46,984
Exercise of stock options	—	—	—	—	539	1	551	—	—	—	552
Issuance for Employee Stock Purchase Plan	—	—	—	—	59	—	603	—	—	—	603
Cashless exercise of warrant	—	—	—	—	23	—	—	—	—	—	—
Share-based compensation for employee stock options and award grants	—	—	—	—	—	—	5,726	—	—	—	5,726
Issuance of stock for services	—	—	—	—	9	—	127	—	—	—	127
Comprehensive loss:
Unrealized gains on available-for-sale investment securities	—	—	—	—	—	—	—	—	24		24
Net loss	—	—	—	—	—	—	—	—	—	(46,599)	(46,599)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(46,575)

Balance at December 31, 2006	—	$—	—	$—	28,164	$28	$187,162	$—	$12	$(130,374)	$56,828
Purchase of call spread options in connection with the sale of convertible notes	—	—	—	—	—	—	(10,950)	—	—	—	(10,950)
Settlement of the first tranche of the call spread option	—	—	—	—	(154)	—	—	—	—	—	—
Exercise of stock options for cash	—	—	—	—	464	1	381	—	—	—	382
Issuance of stock for cash	—	—	—	—	40	—	—	—	—	—
Issuance for Employee Stock Purchase Plan	—	—	—	—	72	—	515	—	—	—	515
Share-based compensation for employee stock options and award grants	—	—	—	—		—	5,929	—	—	—	5,929
Issuance of stock for services	—	—	—	—	38	—	288	—	—	—	288
Comprehensive loss:
Unrealized gains on available-for-sale investment securities	—	—	—	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	—	—	—	(45,878)	(45,878)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(45,877)

Balance at December 31, 2007	—	$—	—	$—	28,624	$29	$183,325	$—	$13	$(176,252)	$7,115

See accompanying notes.

DEXCOM, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2007	2006	2005
Operating activities
Net loss	$(45,878)	$(46,599)	$(30,768)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,912	2,697	1,065
Stock-based compensation	6,122	5,853	1,666
Amortization of debt issuance costs	420	—	—
Accretion and amortization related to investments, net	(492)	(372)	(13)
Compensation expense associated with stock options issued to consultants	—	—	120
Changes in operating assets and liabilities:
Accounts receivable	(95)	(120)	—
Inventory	274	(1,413)	—
Prepaid and other assets	326	(287)	(195)
Restricted cash	165	(829)	(50)
Accounts payable and accrued liabilities	1,771	(3,471)	4,945
Accrued payroll and related expenses	979	669	561
Deferred rent and other liabilities	289	137	115

Net cash used in operating activities	(33,207)	(43,735)	(22,554)

Investing activities
Purchase of available-for-sale marketable securities	(76,944)	(61,733)	(31,573)
Proceeds from the maturity of available-for-sale marketable securities	71,943	38,526	18,080
Purchase of property and equipment	(3,443)	(3,352)	(4,677)

Net cash used in investing activities	(8,444)	(26,559)	(18,170)

Financing activities
Proceeds from issuance of senior convertible notes	60,000	—	—
Payment of senior convertible notes issuance costs	(2,728)	—	—
Purchase of senior convertible notes call spread options	(10,950)	—	—
Net proceeds from issuance of common stock	897	48,188	50,741
Proceeds from equipment loan	412	3,026	—
Repayment of equipment loan	(1,032)

Net cash provided by financing activities	46,599	51,214	50,741

Increase (decrease) in cash and cash equivalents	4,948	(19,080)	10,017
Cash and cash equivalents, beginning of year	18,167	37,247	27,229

Cash and cash equivalents, ending of year	$23,115	$18,167	$37,246

Non-cash investing and financing transactions:
Conversion of Series A, B, C, and D preferred stock	—	—	$(77,100)

Accretion to redemption value of Series B, Series C, and Series D redeemable convertible preferred stock	—	—	$122

Unrealized gain (loss) on marketable securities	$1	$24	$(12)

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,721	$79	—

See accompanying notes.

DEXCOM, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

1. Organization and Summary of Significant Accounting Policies

Organization and Business

DexCom, Inc. (the “Company”) is a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for people with diabetes. On March 24, 2006, we received approval from the FDA for our STS designed for up to three days of continuous use. On May 31, 2007, we received approval from the FDA for our second generation continuous glucose monitoring system, the SEVEN, designed for up to seven days of continuous use, and we began commercializing this product in the third quarter of 2007.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include estimated excess or obsolete inventories, warranty accruals, employee bonus, clinical study expenses, trade show expenses, allowances for returned product, allowance for bad debt, and share-based compensation expense. Excess and obsolete inventories are estimated by identifying the amount of on hand and on order materials and comparing those to expected future sales, taking into account clinical trial and development usage along with new product introductions. The 2007 bonus plan authorized an amount of up to 35% of salary and wages for non sales employees to be awarded from the pool based on the weighted average achievement measured against certain objectives. As targets were not met, no bonuses were specifically paid under the 2007 bonus plan. Subsequently, the Company approved bonuses for 2007 totaling $786,000. Of $917,000 in bonuses accrued during 2007, $131,000 was reversed during the fourth quarter of 2007 based on the Company’s determination at that time. Clinical trial expenses are accrued based on estimates of progress under related contracts and include initial set up costs as well as ongoing monitoring over multiple sites in the U.S and abroad. Losses on firm purchase commitments are based on the excess of the cost of future materials above the estimate market price of the goods. An allowance for refunds is determined by analyzing the timing and amounts of past refund activity.

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

Letters of Credit

At December 31, 2007 and 2006, the Company had irrevocable letters of credit outstanding with a commercial bank for approximately $914,000 securing its facility leases. The letters of credit are secured by cash and an equal amount of restricted cash has been separately disclosed in the accompanying balance sheets.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Statement of Operations as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Statements of Operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006 was $6,122,000 and $5,853,000, respectively. Share-based compensation expense recorded in the Company’s Statements of Operations of $1,786,000 for the year ended December 31, 2005 was related to the grant of certain options to employees and represented the difference between the fair value of the common stock and the option exercise price at the date of grant accounted for in accordance with APB 25.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods as stock-based compensation expense in the Company’s Statement of Operations. For the years ended December 31, 2007 and 2006, the Company’s Statement of Operations included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of share-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight-line single-option method. As share-based compensation expense recognized in the Statement of Operations during fiscal 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Prior to the adoption of SFAS 123(R), the Company presented deferred compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006 the Company reclassified the balance in deferred compensation of $1,084,000 to additional paid-in capital on the balance sheet.

Revenue Recognition

The Company sells its durable systems and disposable units through a direct sales force in the United States. Components are individually priced and can be purchased separately or together. The SEVEN durable system includes a reusable transmitter, a receiver, a power cord, a finger-stick meter interface cable, data management software and a USB cable. Disposable sensors for use with the SEVEN durable system are sold separately in packages of four. The initial SEVEN durable system price is not dependent upon the purchase of any amount of disposable SEVEN sensors. The Company discontinued sales of its STS 3-day durable system in the second quarter of 2007. The Company continues to sell three day disposable sensors to customers who previously purchased the STS 3-day durable system, but it expects to discontinue sales of the three day sensor in 2008. Disposable sensors for use with the STS 3-day durable system are sold separately in packages of five.

Revenue on product sales is recognized upon shipment, which is when title and the risk of loss have been transferred to the customer and there are no other post shipment obligations. The Company’s products are generally paid for at the time of shipment using a customer’s credit card and do not include customer acceptance provisions. After approval of the Company’s second generation continuous glucose monitoring system, the SEVEN, on May 31, 2007, the Company started taking orders for an “Upgrade Kit” to upgrade existing customers for $150. For systems sold that included an upgrade right, a portion of the sales price is allocated to the undelivered upgrade and deferred based on the fair value of the upgrade kit. This deferred revenue is recognized when the upgrade has been delivered to the customer. Deferred revenue for the period ended December 31, 2007 totaled approximately $2,000. In August 2007, the Company adopted a “30-day money back guarantee” program whereby customers who purchase the SEVEN durable system and a package of four disposable sensors may return the SEVEN durable system for any reason within thirty days of purchase and receive a full refund of their purchase price. The Company accrues for estimated returns and/or refunds by reducing revenues and establishing a liability account at the time of shipment based on historical experience.

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

	Years Ended December 31,
	2007	2006	2005
Net loss	$(45,878)	$(46,599)	$(30,768)
Unrealized gain (loss) on available-for-sale marketable securities	1	24	(12)

Comprehensive loss	$(45,877)	$(46,575)	$(30,780)

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

The Company adopted FIN 48 as of January 1, 2007. Due to the valuation allowance, the adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows. As a result of the adoption, the Company recorded a net decrease to deferred tax assets of approximately $1.8 million and a corresponding reduction to valuation allowance. The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

Balance at January 1, 2007	$2,181
Increases related to current year tax positions	405

Balance at December 31, 2007	$2,586

Due to the valuation allowance, none of the unrecognized tax benefits as of December 31, 2007, would reduce the Company’s annual effective tax rate.

The Company files income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. Due to net operating losses incurred, the Company’s tax returns from inception to date are subject to examination by taxing authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2007, the Company had no interest or penalties accrued for uncertain tax positions.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. The separate display of stock-based compensation expenses associated with research and development and selling, general, and administrative totaling $1,272,767 and $512,962, respectively, for the year ended December 31, 2005 has been reclassified as components of research and development and selling, general, and administrative expenses.

Recent Accounting Pronouncements

In September 2006, the FASB, issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on the financial statements. Because SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, the Company does not believe the adoption of this Statement will have a material effect on its results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159, which includes an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, permits entities the option to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact that SFAS No. 159 will have on its results of operations or financial condition.

2. Net Loss Per Common Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, redeemable convertible preferred stock, convertible preferred stock and stock options are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in thousands):

	December 31,
	2007	2006	2005
Warrant	—	—	87
Options to purchase common stock	5,900	3,991	3,557
Convertible senior notes	7,692	—	—
Restricted stock	43	15	20

	13,635	4,006	3,664

3. Financial Statement Details

Short Term Marketable Securities, Available for Sale

As described in Note 1, short-term investment securities, consisting solely of debt securities with contractual maturities of less than one year, were as follows (in thousands):

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$39,201	$21	$(8)	$39,214
Commercial paper	1,994	—	—	1,994

Total	$41,195	$21	$(8)	$41,208

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$35,331	$13	$(1)	$35,343
Corporate debt	998	—	—	998

Total	$36,329	$13	$(1)	$36,341

Accounts Receivable

	December 31,
	2007	2006
Accounts receivable	$261	$136
Less allowance for doubtful accounts and sales returns	(46)	(16)

Total	$215	$120

Inventory

	December 31,
	2007	2006
Raw materials	$649	$1,052
Work in process	130	96
Finished goods	360	265

Total	$1,139	$1,413

Property and Equipment

	December 31,
	2007	2006
Furniture and fixtures	$934	$772
Computer equipment	2,630	2,103
Machinery and equipment	6,662	6,088
Leasehold improvements	3,931	1,761

	14,157	10,724
Accumulated depreciation and amortization	(7,508)	(4,606)

Property and equipment, net	$6,649	$6,118

Depreciation expense for the years ended December 31, 2007, 2006, and 2005 was $2,912,000, $2,698,000, and $1,065,000, respectively.

Accounts Payable and Accrued Liabilities

	December 31,
	2007	2006
Accounts payable trade	$1,532	$835
Accrued tax, audit, and legal fees	442	502
Clinical trials	76	366
Accrued other including warranty	2,485	1,061

Total	$4,535	$2,764

Accrued Payroll and Related Expenses

	December 31,
	2007	2006
Accrued paid time off	$712	$653
Accrued wages and bonus	1,274	364
Other accrued employee benefits and taxes	551	541

Total	$2,537	$1,558

Accrued Warranty

	Year Ended December 31,
	2007	2006
Beginning balance	$49	$—
Charges to costs and expenses	308	536
Costs incurred	(305)	(487)

Ending balance	$52	$49

Components of interest income, net

	Year Ended December 31,
	2007	2006	2005
Interest income	$3,782	$2,815	$1,662
Interest expense	(2,984)	(95)	—

Total	$798	$2,720	$1,662

4. Commitments and contingencies

Equipment Line

In March 2006, the Company entered into a loan and security agreement that provided for up to $5,000,000 to finance various equipment purchases through March 2007. The loan bears an interest rate equal to the lender’s prime rate plus 0.25% and matures in September 2009. At December 31, 2007, the interest rate was 7.50%. Beginning April 1, 2007, terms of the agreement require monthly amortized payments of principal and interest through the maturity date of September 2009. The Company has granted a security interest in substantially all of its tangible assets as collateral for the loans under the loan and security agreement. The agreement imposes certain limitations on the Company’s ability to engage in certain transactions. At December 31, 2007, the Company had borrowings of $2,406,000 under the loan and security agreement. On January 31, 2008, the Company amended the bank equipment line to enable the Company to draw an additional $3.0 million through January 2009 at which time the additional amount drawn will be amortized over a 30-month term through July 2011.

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

Interest on the notes is due semiannually on March 15 and September 15 of each year at a rate of 4.75% per year. The notes are redeemable by the Company beginning March 20, 2010 at a price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest. Holders of the notes may require the Company to repurchase the notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of certain designated events, including a change of control. In addition, the Company will have the right to automatically convert the notes if the closing price of its common stock exceeds 150% of the conversion price, or $11.70 per share, for at least 20 trading days during any 30-day period. If such an automatic conversion occurs before March 15, 2010, the Company is required to pay additional interest in cash or, at its option, in shares of its common stock, equal to three full years of interest on the converted notes, less any interest actually paid or provided for on the notes prior to automatic conversion. The holders of the notes may require the Company to repurchase the notes for cash on March 15, 2012, March 15, 2017 and March 15, 2022 at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest. The notes contain no financial covenants, and therefore, the note holders do not have protection against adverse changes in the Company’s business, and have limited protections in the event of a fundamental change to the Company.

The aggregate underwriting commissions and other debt issuance costs incurred with respect to the issuance of the notes was $2,728,000. These costs have been capitalized as debt issuance costs on the Company’s balance sheet and are being amortized through March 15, 2012 which is the first date holders may require the Company to repurchase the notes. As of December 31, 2007, the remaining unamortized costs totaled $2,308,000.

Repayment obligations for the convertible senior notes and equipment line as of December 31, 2007 were as follows (in thousands):

Fiscal Year Ending
2008	$1,375
2009	1,031
2010	—
2011	—
2012	—
Thereafter	60,000

Total	$62,406

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

Leases

The Company maintains its headquarters in San Diego, California in one leased facility of approximately 66,400 square feet which expires in 2014. The Company has the right to extend the term of this lease for one period of five years. The company also currently maintains a second lease for approximately 23,000 square feet which expires in 2011. The facility leases have annual rental increases ranging from approximately 2.5% to 4.0%. The difference between the straight-line expense over the term of the lease and actual amounts paid are recorded as deferred rent. Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances under all lease agreements as of December 31, 2007 were as follows (in thousands):

Fiscal Year Ending
2008	$1,617
2009	1,666
2010	1,728
2011	1,454
2012	1,326
Thereafter	1,851

Total	$9,642

Rent expense for the years ended December 31, 2007, 2006, and 2005 was $1,477,000, $1,167,000, and $504,000, respectively.

Litigation

On August 11, 2005, Abbott Diabetes Care, Inc., or Abbott, filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware, seeking a declaratory judgment that the Company’s short-term continuous glucose monitor infringes certain patents held by Abbott. In August 2005, the Company moved to dismiss these claims and filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office and by March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against the Company in the litigation. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by the short-term continuous glucose monitor. On August 18, 2006 the court granted the Company’s motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim. In approving the stay, the court also granted the Company’s motion to strike, or disallow, Abbott’s amended complaint in which Abbott had sought to add three additional patents to the litigation. In late 2006, the Patent Office issued a non-final rejection of all claims the Company submitted for reexamination in two of the Abbott patents cited in the original lawsuit. In both cases, Abbott has filed a response with the Patent Office seeking (i) claim construction to differentiate certain claims from the prior art presented by the Company, (ii) to amend certain claims to overcome the prior art presented by the Company, and (iii) to add new claims. In response, the Company filed a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments. In February 2008, the Patent Office issued a non-final rejection of all claims the Company submitted for reexamination in the other two patents cited in the original complaint. Subject to the stay, the Company intends to continue to vigorously contest the action.

Subsequent to the court’s ruling on August 18, 2006, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of those same three additional patents. The Company believes this complaint, like the first, is without merit and the Company intends to vigorously contest the action. To that end, the Company filed requests with the Patent Office to reexamine each of the three additional patents cited by Abbott and on September 7, 2006, the Company filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case. Because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, the Company asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. On September 30, 2007, the court granted our motion to consolidate the cases and stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against the Company. In February 2007, the Patent Office ordered reexamination of each of the three patents cited in this new lawsuit and in June 2007, the Patent Office issued a non-final rejection of all claims the Company submitted for reexamination in two of the Abbott patents cited in the new lawsuit. In each of these cases, Abbott has filed a response with the Patent Office seeking (i) claim construction to differentiate certain claims from the prior art presented by the Company, (ii) to amend certain claims to overcome the prior art presented by the Company and (iii) to add new claims. In response, the Company filed a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments. No office action has been issued with respect to the third patent in the new lawsuit. Based on the Company’s assessment of claims, no amounts have been accrued to date.

Loss on Purchase Commitments

For the year ended December 31, 2005, the Company recognized losses on firm purchase commitments of $2,034,000 that was included within research and development costs. Losses on firm purchase commitments are based on the excess of the cost of future materials on order above the estimate market price of the goods.

Purchase Commitments

The Company is party to various purchase arrangements related to its development activities including materials used in its glucose monitoring systems. As of December 31, 2007, the Company had purchase commitments with vendors totaling $2,198,000 of which $1,969,000 was due within one year and the remaining $229,000 due within two years.

Executive Separation Agreements

In June 2007, the Company and its then Chief Executive Officer (“CEO”) entered into a separation agreement. In connection with the agreement, the Company modified the former CEO’s outstanding option awards to allow him to continue vesting all unvested options for a period of twelve months from the date of separation. Additionally, the exercise period of the outstanding awards was extended for twelve months following the date of separation. Total separation costs of $669,000, including $269,000 in stock option modification costs and $400,000 in cash payments, has been included in general and administrative expenses for the year ended December 31, 2007.

In July 2007, the Company and its then Chief Financial Officer (“CFO”) entered into a separation agreement with the Company pursuant to which the CFO received a lump sum separation payment of $115,000 and shall entitle the CFO to purchase, in addition to the shares for which his stock options have already vested, the number of additional shares of his stock options that would have vested if he had remained employed by the Company until March 10, 2008, and all such options shall remain exercisable until June 10, 2008. Total separation costs of $182,000, including $67,000 in stock option modification costs and $115,000 in cash payments, has been included in general and administrative expenses for the year ended December 31, 2007.

5. License Agreement

In August 2001, the Company acquired the exclusive right to manufacture and sell products using the SM Technologies, LLC (“SM”) intellectual property in the field of diabetes. In December 2007, the Company notified SM of its intent to terminate the agreement effective June 30, 2008. Future minimum advanced royalties payable through termination of the agreement are as follows (in thousands):

Fiscal Year Ending
2008	$58

Total	$58

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

Changes in Capitalization

Effective April 13, 2005, the Amended and Restated Certificate of Incorporation authorized “blank check” preferred stock, which enables the Board of Directors to designate and issue, without stockholder approval, preferred stock with rights senior to those of common stock.

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

7. Income Taxes

At December 31, 2007, the Company has federal and state tax net operating loss carryforwards of approximately $159.0 million and $119.8 million, respectively. The federal and state tax loss carryforwards will begin to expire in 2019 and 2012, respectively, unless previously utilized. The Company also has federal and state research and development tax credit carryforwards of approximately $3.2 million and $3.3 million, respectively. The federal research and development tax credit will begin to expire in 2019, unless previously utilized.

Utilization of net operating losses and credit carryforwards are subject to an annual limitation due to ownership change limitations provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. However, the Section 382 limitations were not material. The tax benefits related to future utilization of federal and state net operating losses and tax credit carryforwards may be limited or lost if cumulative changes in ownership exceed 50% within any three-year period.

Significant components of the Company’s deferred tax assets as of December 31, 2007 and 2006 are shown below (in thousands). A valuation allowance of approximately $66.0 million has been established as of December 31, 2007 to offset the deferred tax assets, as realization of such assets is uncertain.

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$59,081	$43,291
Tax credits	3,193	4,588
Stock compensation	2,016	746
Other, net	1,669	3,301
Total deferred tax assets
Valuation allowance for deferred tax assets	(65,959)	(51,926)

Net deferred taxes	$—	$—

As a result of the adoption of SFAS 123R the Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. At December 31, 2007, deferred tax assets do not include $3.7 million of excess tax benefits from share-based compensation.

8. Related Party Transactions

The Company’s Chairman is a director of Oracle Corporation. Costs incurred relating to an Oracle ERP system for the years ended December 31, 2007, 2006 and 2005 totaled $96,000, $38,000, and $6,000, respectively. The Company’s Chairman was not involved in the selection of the Company’s ERP system.

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

Employee Stock Purchase Plan

The Employee Stock Purchase Plan permits eligible employees of the Company to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 10% of the participant’s cash compensation subject to certain limitations, and the purchase price will not be less than 85% of the lower of the fair market value of the stock at either the beginning of the applicable “Offering Period” or the Purchase Date. Except for the First Offering Period, each Offering Period is 12 months, with new Offering Periods commencing every six months on the dates of February 1 and August 1 of each year. Each Offering Period consists of two (2) six month purchase periods (each a “Purchase Period”) during which payroll deductions of the participants are accumulated under the ESPP. The last business day of each Purchase Period is referred to as the “Purchase Date.” The First Offering Period ran from April 13, 2005 to July 31, 2006 and included the Purchase Dates of January 31 and July 31 of 2006. Thereafter, Purchase Dates are every six months on the dates of January 31 and July 31. Annually in January of each year, subject to Board discretion and certain limitations, shares reserved for the ESPP will automatically be increased by a number of shares equal to 1% of the total number of issued and outstanding shares of the Company’s common stock at the preceding year end. On January 31, 2006, July 31, 2006, January 31, 2007 and August 31, 2007, the Company issued 35,556, 23,817, 33,621, and 38,154, respectively, shares of common stock under the ESPP.

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

A summary of the Company’s stock option activity, and related information for the three years ended December 31, 2007 is as follows (in thousands except per share data):

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2004	3,353	$0.92
Granted	1,039	$12.69
Exercised	(632)	$0.42
Cancelled	(203)	$2.88

Outstanding at December 31, 2005	3,557	$4.33
Granted	1,235	$17.10
Exercised	(539)	$1.02
Cancelled	(262)	$13.45

Outstanding at December 31, 2006	3,991	$8.13
Granted	3,016	$7.63
Exercised	(464)	$0.82
Cancelled	(643)	$12.17

Outstanding at December 31, 2007	5,900	$6.46

The weighted average fair values of options granted was $4.09, $9.34, and $6.98 for the three years ended December 31, 2007, 2006, and 2005, respectively.

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

As share-based compensation expense recognized in the Statement of Operations for fiscal 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The following table summarizes information about stock options outstanding at December 31, 2007 (in thousands except for exercise price and contractual life):

Options Outstanding					Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.30 – $2.40	1,473	5.9	$1.21	$11,226	1,329	$1.10	$10,279
$6.56 – $8.94	2,656	9.5	$7.5	3,580	310	$7.12	530
$9.06 – $11.70	511	8.8	$10.25	—	133	$10.45	—
$12.00 – $14.30	785	7.8	$13.17	—	473	$13.06	—
$18.00 – $21.81	403	8.3	$20.33	—	194	$20.37	—
$22.25 – $25.80	72	8.3	$24.92	—	30	$24.91	—

	5,900	8.2	$8.01	$14,806	2,469	$3.16	$10,809

The Company defines in-the-money options at December 31, 2007 as options that had exercise prices that were lower than the $8.83 closing market price of the Company’s common stock at that date. The aggregate intrinsic value of options outstanding at December 31, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the 3,707,000 options that were in-the-money at that date. There were 1,637,000 in-the-money options exercisable at December 31, 2007. The total intrinsic value of options exercised during the year ended December 31, 2007 was $3,794,000, determined as of the date of exercise.

Valuation and expense information under SFAS 123(R) and SFAS 123

The following table summarizes share-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the years ended December 31, 2007 and 2006 and under APB 25 for employee stock options for the year ended December 31, 2005 were allocated as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Cost of sales	$385	$336	$—
Research and development	1,797	2,259	1,273
Selling, general and administrative	3,940	3,258	513

Share-based compensation expense included in operating expenses	$6,122	$5,853	$1,786

The Company estimated the fair value of each option grant and ESPP purchase rights on the date of grant using the Black-Scholes option pricing model with the below assumptions.

Options:

	Years Ended December 31,
	2007	2006	2005
Risk free interest rate	4.6%	4.5 – 5.2%	3.8 – 4.5%
Dividend yield	0%	0%	0%
Expected volatility of the Company’s stock	0.50	0.51	0.60
Expected life (in years)	6.1	6.1	5

ESPP:

	Years Ended December 31,
	2007	2006	2005
Risk free interest rate	5.0 – 5.16%	4.6 – 5.2%	3.3 –3.8%
Dividend yield	0%	0%	0%
Expected volatility of the Company’s stock	0.50	0.43 –0.50	0.40 –0.49
Expected life (in years)	1	1	1

Restricted Stock Awards

The Company has periodically granted unvested restricted common stock awards to certain employees. As of December 31, 2007, a total of 59,750 such shares had been granted. The grant awards vest 25% annually and are fully vested following the fourth anniversary of the vesting start date. Vesting is subject to continued employment and the Company has the right to repurchase unvested shares at the original issuance price of $0.001 per share subject to certain terms and conditions. The shares had a weighted-average fair value of $8.16 per share at date of grant. As of December 31, 2007, there were 42,625 shares subject to repurchase with an intrinsic value of $376,000.

Stock Guarantee

Pursuant to an amended offer letter in October 2007, the Company was required to grant the current President and Chief Executive Officer (“CEO”) an additional stock option to purchase 393,000 shares of the Company’s common stock (the “Additional Option”) under the 2005 Equity Incentive Plan (which shall be “incentive stock options” to the maximum extent permissible) on January 2, 2008 (the “Additional Option Grant Date”). The exercise price per share of the Additional Option is the fair market value of a share of the Company’s common stock equal to the closing price of the Company’s common stock on the Nasdaq Global Market on the Additional Option Grant Date. The Additional Option shall vest and become exercisable in thirty (30) equal monthly installments from the Additional Option Grant Date.

On the Additional Option Grant Date, the Company was required to grant the President and CEO an additional bonus (the “Additional Bonus”) equal to the (i) positive difference, if any, between the (A) fair market value of the Company’s common stock (based on the closing price on the Nasdaq Global Market) on the Employment Date and (B) the fair market value of the Company’s common stock (based on the closing price on the Nasdaq Global Market) on the Additional Option Grant Date, multiplied by (ii) 393,000. The Additional Bonus may be paid at the election of the Company, in cash or in a grant of the Company’s common stock with a fair market value (based on the closing price on the Nasdaq Global Market) on the date of payment equal to the Additional Bonus. Such Additional Bonus will vest and be paid in installments as and to the extent that each installment of the Additional Option vests and becomes exercisable as set forth above. Both the Additional Option and the Additional Bonus are subject to the President and CEO remaining in continuous service with the Company throughout the vesting period. Pursuant to the amended offer letter, in January 2008, the Company granted 393,000 options and 92,213 shares of restricted stock to its President and CEO.

Reserved Shares

The Company has reserved shares of common stock for future issuance as follows (in thousands):

	December 31,
	2007	2006
Stock options and awards under the Company’s plans:
Granted and outstanding	5,900	3,991
Reserved for future grant	498	2,060
Employee Stock Purchase Plan	631	345

Total	7,029	6,396

10. Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006 (in thousands except per share data):

	For the Three Months Ended
	December 31	September 30	June 30	March 31
Year ended December 31, 2007
Revenues	$1,528	$1,224	$863	$1,012
Gross margin	(2,127)	(1,889)	(2,043)	(2,050)
Total operating costs	10,050	9,614	9,497	9,406
Net loss attributable to common stockholders	(12,229)	(11,384)	(11,336)	(10,929)
Basic and diluted net loss per share attributable to common stockholders	$(0.43)	$(0.40)	$(0.40)	$(0.39)

Year ended December 31, 2006
Revenues	$835	$841	$479	$15
Gross margin	(2,563)	(2,548)	(1,612)	(2,066)
Total operating costs	9,194	11,708	10,292	9,336
Net loss attributable to common stockholders	(11,074)	(13,438)	(11,168)	(10,919)
Basic and diluted net loss per share attributable to common stockholders	$(0.39)	$(0.48)	$(0.41)	$(0.43)

11. Subsequent Events

In January of 2008, the Company entered into agreements with Animas Corporation, a division of Johnson & Johnson, and Insulet Corporation, to develop products that will integrate the Company’s sensor and receiver technology into the Animas conventional insulin pump and the Insulet OmniPod System PDM, as applicable. Under the terms of the Animas agreement, Animas will contribute up to $750,000 to the Company to offset certain development, clinical and regulatory expenses.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2007, 2006 and 2005 (1)

(in thousands)

Allowance for doubtful accounts
Balance December 31, 2005	$—
Provision for doubtful accounts	5
Write-off and adjustments	—
Recoveries	—

Balance December 31, 2006	$5

Allowance for doubtful accounts
Balance December 31, 2006	$5
Provision for doubtful accounts	74
Write-off and adjustments	(54)
Recoveries	—

Balance December 31, 2007	$25

(1)	There was no activity or ending balance for the year ended December 31, 2005.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Our management, with the participation of the Chief Executive and Chief Financial Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP an independent Public Registered Accounting firm, as stated in their report which is included herein.

The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.01 and 31.02 to this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DexCom, Inc.

We have audited DexCom, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DexCom, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, DexCom, Inc. maintained in all material respects effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of DexCom, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007 of DexCom, Inc. and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 7, 2008

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report:

1.	Financial Statements. The financial statements in Part II, Item 8 of this annual report are incorporated by reference.

2.	Financial Statement Schedules.

For the three fiscal years ended December 31, 2007—Schedule II Valuation and Qualifying Accounts

Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3.	Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing
3.01	Registrants’ Restated Certificate of Incorporation.	S-1	000-51222	February 1, 2005	3.01

3.02	Registrant’s Restated Bylaws.	S-1/A	000-51222	March 24, 2005	3.05

4.01	Form of Specimen Certificate for Registrant’s common stock.	S-1/A	000-51222	March 24, 2005	4.01

4.02	Second Amended and Restated Investors’ Rights Agreement, dated December 30, 2004.	S-1	000-51222	February 1, 2005	4.02

4.03	Form of Rights Agreement, between DexCom, Inc. and American Stock Transfer & Trust Company, including the Certificate of Designations of Series A Junior Participating Preferred Stock, Summary of Stock Purchase Rights and Forms of Right Certificate attached thereto as Exhibit A, B and C, respectively.	S-1/A	000-51222	March 24, 2005	4.03

4.04	Indenture, dated as of March 9, 2007, between DexCom, Inc. and Wells Fargo Bank, National Association as trustee (including form of 4.75% Convertible Senior Note due 2027).	8-K	000-51222	March 12, 2007	4.01

4.05	Registration Rights Agreement, dated as of March 9, 2007, between DexCom, Inc. and Piper Jaffray & Co.	8-K	000-51222	March 12, 2007	4.02

10.01	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.	S-1	000-5122	February 1, 2005	10.01

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing
10.02	1999 Stock Option Plan and related agreements.*	S-1	000-51222	February 1, 2005	10.02

10.03	2005 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreements.*	S-1/A	000-51222	March 24, 2005	10.03

10.04	2005 Employee Stock Purchase Plan and form of subscription agreement.*	S-1/A	000-51222	March 24, 2005	10.04

10.05	Amended and Restated Executive Change of Control Agreement dated January 31, 2005 between DexCom, Inc. and Andrew Rasdal.*	S-1/A	000-51222	March 3, 2005	10.05
10.06	Amended and Restated Employment Agreement dated January 31, 2005 between DexCom, Inc. and Andrew Rasdal.*	S-1/A	000-51222	March 3, 2005	10.06

10.07	Form of Change of Control Agreement between DexCom, Inc. and Andrew K. Balo, James H. Brauker, Mark Brister, and Steven J. Kemper.*	S-1/A	000-51222	March 3, 2005	10.07

10.08	Sorrento Valley Business Park Lease dated December 3, 2003 between Hub Properties Trust and DexCom, Inc.	S-1/A	000-51222	March 25, 2005	10.08

10.09	Exclusive Patent License Agreement dated August 17, 2001 between SM Technologies, LLC and DexCom, Inc.**	S-1/A	000-51222	April 5, 2005	10.09

10.10	Agreement Regarding Terms of Sale dated May 23, 2003 between AMI Semiconductor, Inc. and DexCom, Inc.**	S-1/A	000-51222	April 5, 2005	10.10

10.11	Agreement between DexCom, Inc. and Quallion LLC, dated May 21, 2003.**	S-1/A	000-51222	April 5, 2005	10.11

10.12	Lease from Hub Properties Trust to DexCom, Inc. dated May 13, 2005.	8-K	000-51222	May 18, 2005	99.1

10.13	Board Member Agreement between DexCom, Inc. and Terrance H. Gregg dated May 19, 2005.	8-K	000-51222	May 24, 2005	99.01

10.14	Offer letter between DexCom, Inc. and Jorge Valdes dated October 17, 2005.*	10-K	000-51222	February 27, 2006	10.14

10.15	Offer letter between DexCom, Inc. and Rodney Kellogg, dated December 12, 2005.*	10-K	000-51222	February 27, 2006	10.15

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing
10.16	Loan and Security Agreement between Square I Bank and DexCom, Inc., dated March 20, 2006.	8-K	000-51222	March 24, 2006	99.01

10.17	Offer letter between DexCom, Inc. and Tae W. Andrews dated March 22, 2006.*	8-K	000-51222	April 5, 2006	99.01

10.18	Office Lease Agreement, dated April 4, 2006, between DexCom, Inc. and Kilroy Realty, L.P.	8-K	000-51222	April 7, 2006	99.01

10.19	Offer letter between DexCom, Inc. and Steven R. Pacelli dated April 10, 2006*	8-K	000-51222	April 13, 2006	99.01
10.20	Amendment to Offer Letter Agreement, dated March 29, 2006, between the Company and Andy Rasdal*	8-K	000-51222	April 4, 2006	99.01

10.21	Issuer Call Option Confirmation Letters, dated as of March 9, 2007, between DexCom, Inc. and Capital Ventures International.	8-K	000-51222	March 12, 2007	10.01

10.22	Separation Agreement dated June 19, 2007 between the Company and Andrew P. Rasdal.*	8-K	000-51222	June 20, 2007	99.02

10.23	Offer Letter Agreement dated June 19, 2007 between the Company and Terrance H. Gregg.*	8-K	000-51222	June 20, 2007	99.03

10.24	Separation Agreement dated July 30, 2007 between the Company and Steven J. Kemper.*	8-K	000-51222	July 30, 2007	99.02

10.25	Amended and Restated Offer Letter Agreement dated October 24, 2007 between the Company and Terrance H. Gregg.*	8-K	000-51222	October 25, 2007	99.01

10.26	Form of Executive Change of Control & Severance Agreement.*	8-K	000-51222	October 25, 2007	99.02

10.27	First Amendment to Loan and Security Agreement, dated January 31, 2008, between DexCom, Inc. and Square 1 Bank.	8-K	000-51222	February 5, 2008	99.01

14.01	Code of Ethics for Financial Employees	10-K	000-51222	February 27, 2006	14.1

23.01	Consent of Independent Registered Public Accounting Firm.					X

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing

24.01	Power of Attorney. (See page 68 of this Form 10-K).					X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X

*	Represents a management contract or compensatory plan.
**	Confidential treatment has been granted for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and were filed separately with the Securities and Exchange Commission.
***	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that DexCom specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXCOM, INC.
(Registrant)

Dated: March 11, 2008	By:	/s/ JESS ROPER
Jess Roper, Interim Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Terrance Gregg and Jess Roper, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature	Title	Date
/s/ TERRANCE GREGG Terrance Gregg	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2008

/s/ JESS ROPER Jess Roper	Interim Chief Financial Officer (Principal Financial Officer)	March 11, 2008

/s/ DONALD L. LUCAS Donald L. Lucas	Chairman of the Board of Directors	March 11, 2008

/s/ SEAN CARNEY Sean Carney	Director	March 11, 2008

/s/ DONALD A. LUCAS Donald A. Lucas	Director	March 11, 2008

/s/ GLEN D. NELSON Glen D. Nelson, M.D.	Director	March 11, 2008

/s/ KEVIN SAYER Kevin Sayer	Director	March 11, 2008

/s/ JAY SKYLER Jay Skyler, M.D.	Director	March 11, 2008