Form 10-Q
period 2008-03-31
DEXCOM INC
filed 2008-05-08
CIK 1093557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of April 25, 2008, 29,475,505 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

DexCom, Inc.

Balance Sheets

(In thousands—except share and per share data)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$23,952	$23,115
Short-term marketable securities, available-for-sale	26,632	41,208
Accounts receivable, net	321	215
Inventory	1,824	1,139
Prepaid and other current assets	1,118	1,614

Total current assets	53,847	67,291
Property and equipment, net	6,854	6,649
Restricted cash	5,977	914
Other assets	2,284	2,405

Total assets	$68,962	$77,259

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$3,245	$4,535
Accrued payroll and related expenses	2,410	2,537
Current portion of long-term debt	2,275	1,375
Current portion of deferred revenue	167	—

Total current liabilities	8,097	8,447
Long-term portion of deferred revenue	296	—
Other liabilities	673	666
Long-term debt, net of current portion	62,788	61,031

Total liabilities	71,854	70,144
Commitments and contingencies (Note 4)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	—	—
Common stock, $0.001 par value, 100,000 authorized; 29,753 and 29,479 issued and outstanding at March 31, 2008; 28,778 and 28,624 shares issued and outstanding at December 31, 2007	30	29
Additional paid-in capital	186,249	183,325
Accumulated other comprehensive income	53	13
Accumulated deficit	(189,224)	(176,252)

Total stockholders’ (deficit) equity	(2,892)	7,115

Total liabilities and stockholders’ equity	$68,962	$77,259

See accompanying notes

DexCom Inc.

Statements of Operations

(In thousands—except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Product revenues	$1,824	$1,012
Development grant revenue	38	—

Total revenues	1,862	1,012
Product cost of sales	3,112	3,062
Development cost of sales	130	—

Total cost of sales	3,242	3,062

Gross margin	(1,380)	(2,050)
Operating expenses
Research and development	4,843	4,035
Selling, general and administrative	6,421	5,371

Total operating expenses	11,264	9,406

Operating loss	(12,644)	(11,456)
Interest income	565	792
Interest expense	(893)	(265)

Net loss	$(12,972)	$(10,929)

Basic and diluted net loss per share	$(0.44)	$(0.39)

Shares used to compute basic and diluted net loss per share	29,228	28,223

See accompanying notes

DexCom, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net loss	$(12,972)	$(10,929)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	855	626
Share-based compensation	1,948	1,096
Accretion and amortization related to investments, net	(37)	(50)
Amortization of debt issuance costs	139	—
Changes in operating assets and liabilities:
Accounts receivable	(106)	(78)
Inventory	(685)	(44)
Prepaid and other assets	422	246
Restricted cash	(5,063)	(199)
Accounts payable and accrued liabilities	(1,303)	254
Accrued payroll and related expenses	(127)	633
Deferred revenue	463	—
Deferred rent and other liabilities	7	35

Net cash used in operating activities	(16,459)	(8,410)
Investing activities
Purchase of available-for-sale marketable securities	(17,564)	(19,646)
Proceeds from the maturity of available-for-sale marketable securities	32,210	18,503
Purchase of property and equipment	(1,060)	(327)

Net cash provided/(used) in investing activities	13,586	(1,470)
Financing activities
Proceeds from issuance of senior convertible notes	—	60,000
Payment of senior convertible notes issuance costs	—	(2,282)
Purchase of senior convertible notes call spread options	—	(10,950)
Net proceeds from issuance of common stock	1,053	361
Proceeds from equipment loan	3,000	412
Repayment of equipment loan	(343)	—

Net cash provided by financing activities	3,710	47,541

Increase in cash and cash equivalents	837	37,661
Cash and cash equivalents, beginning of period	23,115	18,167

Cash and cash equivalents, ending of period	$23,952	$55,828

Non-cash investing and financing transactions:
Common shares received as settlement for a call spread option	$869	$—

See accompanying notes

DexCom, Inc.

Notes to Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization and Business

DexCom, Inc. (the “Company”) is a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for people with diabetes. On March 24, 2006, the Company received approval from the FDA for its first product, the STS, designed for up to three days of continuous use. On May 31, 2007, the Company received approval from the FDA for its second generation continuous glucose monitoring system, the SEVEN, designed for up to seven days of continuous use, and the Company began commercializing this product in the third quarter of 2007.

Basis of Presentation

The Company has prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which (except for the changes in estimates described below) include only normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2007 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 11, 2008.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include estimated excess or obsolete inventories, warranty accruals, employee bonus, clinical study expenses, trade show expenses, allowances for returned product, allowance for bad debt, and share-based compensation expense. Excess and obsolete inventories are estimated by identifying the amount of on hand and on order materials and comparing those to expected future sales, taking into account clinical trial and development usage along with new product introductions. The 2008 bonus plan authorized target bonus amounts of up to 50%, 35% and 25% of base salary for the Company’s Chief Executive Officer, its Senior Vice Presidents, and the remainder of its non-sales management employees, respectively, to be awarded from the bonus pool based on the weighted average achievement of certain objectives. The amount of any bonus under the 2008 plan will be predicated on achieving targeted revenue goals and performance milestones. Generally speaking, 70% of any bonus paid under the 2008 Plan is based on achieving certain annual revenue goals and 30% is based on achieving certain performance milestones. The Company also approved a bonus plan for its Vice President of Sales, pursuant to which the Vice President of Sales is eligible to receive a bonus of up to 50% of his base salary upon achievement of specified minimum quarterly revenue targets. Clinical trial expenses are accrued based on estimates of progress under related contracts and include initial set up costs as well as ongoing monitoring over multiple sites in the U.S. and abroad. An allowance for refunds is determined by analyzing the timing and amounts of past refund activity.

Share-Based Compensation

The Company recorded $1.9 million and $1.1 million in share-based compensation expense during the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, unrecognized estimated compensation costs related to non-vested stock options totaled $19.2 million and is expected to be recognized through 2012. The Company utilizes the Black-Scholes option-pricing model as the method of valuation for share-based awards granted.

Revenue Recognition

The Company sells its durable systems and disposable units through a direct sales force in the United States. Components are individually priced and can be purchased separately or together. The SEVEN durable system includes a reusable transmitter, a receiver, a power cord, a finger-stick meter interface cable, data management software and a USB cable. Disposable sensors for use with the SEVEN durable system are sold separately in packages of four. The initial SEVEN durable system price is not dependent upon the purchase of any amount of disposable SEVEN sensors. The Company discontinued sales of its STS 3-day durable system in the second quarter of 2007. The Company continues to sell three day disposable sensors to customers who previously purchased the STS 3-day durable system, but it expects to discontinue sales of the three day sensor in the second quarter of 2008. Disposable sensors for use with the STS 3-day durable system are sold separately in packages of five.

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

Revenue from development grants is recognized ratably over the life of the development agreements when all conditions for revenue recognition have been met as outlined in Staff Accounting Bulletin 104 and Emerging Issues Task Force (EITF) 00-21 Revenue with Multiple Element Arrangements.

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

	For the Three Months Ended March 31,
	2008	2007
Net loss	$(12,972)	$(10,929)
Unrealized gain (loss) on short-term available-for-sale marketable securities	40	(4)

Comprehensive loss	$(12,932)	$(10,933)

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

Utilization of net operating losses and credit carryforwards are subject to an annual limitation due to ownership change limitations provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. However, these limitations were not material during the quarter ended March 31, 2008. The tax benefits related to future utilization of federal and state net operating losses and tax credit carryforwards may be limited or lost if cumulative changes in ownership exceed 50% within any three-year period.

Recent Accounting Guidance

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year.

The fair value hierarchy described by the standard is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value and include the following:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$23,952	—	—	$23,952
Marketable securities, available for sale	$26,632	—	—	$26,632
Restricted cash	$5,977	—	—	$5,977

The adoption of SFAS 157 did not have a material effect on the Company’s financial position or results of operations. The book values of cash and cash equivalents, short-term marketable securities, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

Effective January 1, 2008 the Company adopted Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115. This Standard permits the Company to choose to measure many financial instruments and certain other items at fair value and established presentation and disclosure requirements. In adopting this Standard, the Company did not elect to measure any new assets or liabilities at their respective fair values.

In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force Issue 07-1, Accounting for Collaborative Arrangements. EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF 07-1 will be effective for the Company beginning on January 1, 2009. The adoption of EITF 07-1 is not expected to have a material effect on the Company’s financial statements.

2. Net Loss Per Common Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, options, warrants, and the conversion of convertible senior notes are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in thousands):

	March 31,
	2008	2007
Options to purchase common stock	5,491	4,329
Restricted stock	124	50
Convertible senior notes	7,692	7,692

	13,307	12,071

3. Financial Statement Details (in thousands)

Inventory

	March 31, 2008	December 31, 2007
Raw materials	$1,063	$649
Work-in-process	212	130
Finished goods	549	360

Total	$1,824	$1,139

Accounts Payable and Accrued Liabilities

	March 31, 2008	December 31, 2007
Accounts payable trade	$1,281	$1,532
Accrued tax, audit, and legal fees	468	442
Clinical trials	115	76
Accrued other including warranty	1,381	2,485

Total	$3,245	$4,535

Accrued Warranty

	Three Months Ended March 31,
	2008	2007
Beginning balance	$52	$49
Charges to costs and expenses	232	24
Costs incurred	(158)	(38)

Ending balance	$126	$35

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

In accordance with Emerging Issues Task Force Issue, or EITF, No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company recorded the $10,950,000 cost of the call spread transactions as a net reduction in additional paid in capital in the Balance Sheet for the quarter ended March 31, 2007, and will not recognize subsequent changes in fair value. During March 2008, the Company received approximately 118,000 shares of its common stock with a value of $869,000 on the date the shares were returned to the Company as settlement for the second tranche.

Line of Credit

In March 2006, the Company entered into a loan and security agreement (the “Loan Agreement”) that provided for up to $5,000,000 to finance various equipment purchases through March 2007. In January of 2008, the Company entered into an amendment to the Loan Agreement to finance additional equipment purchases. The amendment allows the Company to draw an additional amount of up to $3,000,000 under a new and additional Facility B Equipment Line.

At March 31, 2008, the Company had total borrowings of $5,063,000 under the Loan Agreement pursuant to the Facility A Equipment Line and Facility B Equipment Line and none was available for future borrowings. The loan bears an interest rate equal to the lender’s prime rate plus 0.25% and at March 31, 2008, the interest rate was 5.50%. Beginning April 2008, terms of the Facility B Equipment Line require monthly amortized payments through the maturity date of July 2011. Under the amended Loan Agreement, the Company continues to grant a security interest in substantially all of its personal property as collateral for the loan and is required to maintain cash balances equal to total outstanding loan balances with the lender.

Lease

In January 2007, the Company entered into a sublease agreement to sublet an existing facility near its corporate headquarters to a third party. Under the terms of the agreement, the Company sublet approximately 7,000 square feet of facilities space at terms and conditions, including real estate taxes and operating costs, which mirror the original lease agreement. The Company retains obligations per the original lease. Rental obligations, excluding real estate taxes and operating costs, owed by the Company, but subject to reimbursement by the subtenant in accordance with the terms of the sublease agreement, as of March 31, 2008, were as follows (in thousands):

Fiscal Year Ending
2008	$81
2009	111
2010	114
2011	48

Total	$354

Total rent expense for the three months ended March 31, 2008 was $476,000.

Litigation

On August 11, 2005, Abbott Diabetes Care, Inc., or Abbott, filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware, seeking a declaratory judgment that the Company’s short-term continuous glucose monitor infringes certain patents held by Abbott. In August 2005, the Company moved to dismiss these claims and filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office and by March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against the Company in the litigation. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by the Company’s short-term continuous glucose monitor. On August 18, 2006, the court granted the Company’s motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim. In approving the stay, the court also granted the Company’s motion to strike, or disallow, Abbott’s amended complaint in which Abbott had sought to add three additional patents to the litigation. In late 2006, the Patent Office issued a non-final rejection of all claims the Company submitted for reexamination in two of the Abbott patents cited in the original lawsuit. In both cases, Abbott has filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented by the Company, seeking to amend certain claims to overcome the prior art presented by the Company, and seeking to add new claims. In response, the Company has filed a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments and by October 2007, the Patent Office ordered reexamination of each of the second reexamination requests. In early 2008, the Patent Office issued a non-final rejection of all claims the Company submitted for reexamination in the other two patents cited in the original complaint. In both cases, Abbott has filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented by the Company, seeking to amend certain claims to overcome the prior art presented by the Company, and seeking to add new claims. Subject to the stay, the Company intends to continue to vigorously contest the action.

Subsequent to the court’s August 18, 2006 order striking Abbott’s amended complaint, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging infringement of the additional patents it had sought to include in the litigation discussed above. The Company believes this complaint, like the first, is without merit and the Company intends to vigorously contest the action. To that end, the Company filed requests with the Patent Office to reexamine each of the three additional patents cited by Abbott and on September 7, 2006, the Company filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, the Company asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. On September 30, 2007, the court granted the Company’s motion to consolidate the cases and stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against the Company. As of February 2007, the Patent Office ordered reexamination of each of the three patents cited in this new lawsuit and in June 2007, the Patent Office issued a non-final rejection of all claims the Company submitted for reexamination in two of the Abbott patents cited in the new lawsuit. In each of these cases, Abbott has filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented by the Company, seeking to amend certain claims to overcome the prior art presented by the Company, and seeking to add new claims. In response, the Company filed a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments and by February 2008, the Patent Office ordered reexamination of each of the second reexamination requests. In March 2008, the Patent Office issued a Notice of Intent to Issue a Reexamination Certificate, confirming the claims of the third of the additional three patents asserted by Abbott. In response, the Company filed another reexamination request on this patent, citing new prior art to address the deficiencies asserted by the examiner in the first request for reexamination.

Purchase Commitments

The Company is party to various purchase arrangements related to its development activities including materials used in its glucose monitoring systems. As of March 31, 2008, the Company had purchase commitments with vendors of $2.7 million due within one year. There are no purchase commitments due beyond one year.

Executive Separation

The Company’s Vice President of Advanced Development Teams (“V.P. of ADT”) resigned effective March 31, 2008. The Company entered into a consulting agreement pursuant to which the V.P. of ADT agreed to remain available to consult with the Company for a period of six months following his resignation. The agreement allows for continued vesting of all unvested options for a period of six months from the date of separation, provided that his continuous consulting service to the Company extends through September 30, 2008. Total separation costs of $169,000, including $36,000 in stock option costs and $133,000 in cash payments, has been included in research and development expenses for the three months ended March 31, 2008.

5. Development agreements

Insulet Corporation

On January 7, 2008, the Company entered into a development agreement with Insulet Corporation to integrate DexCom’s continuous glucose monitoring technology into Insulet’s wireless, handheld OmniPod System Personal Diabetes Manager. The agreement is non-exclusive and does not impact either party’s existing third party development agreements.

Animas Corporation

On January 10, 2008, the Company entered into a joint development agreement with Animas Corporation to integrate DexCom’s continuous glucose monitoring technology into Animas insulin pumps. Under the terms of the agreement, Animas will contribute up to $750,000 to DexCom to offset certain development, clinical and regulatory expenses. The agreement is non-exclusive and does not impact either party’s existing third party development agreements. In January of 2008 the Company received $500,000 and recorded $38,000 in revenue for the three-month period ended March 31, 2008.

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

According to the ADA, the direct medical costs and indirect expenditures attributable to diabetes in the United States were an estimated $174 billion in 2007, an increase of $42 billion since 2002. Of this amount the $174 billion in overall expenses, the ADA estimates that approximately $116 billion were direct medical costs. According to industry sources, the worldwide market for personal glucose monitoring systems and related disposables, which include test strips and lancets, was approximately $6.2 billion in 2005, and is expected to grow to $8.9 billion in 2008.

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

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Our SEVEN does not yet have broad reimbursement by Medicare or private third-party payors and is generally not approved for insurance coverage. Until reimbursement or insurance coverage is established, patients will have to bear the financial cost of our SEVEN. In order to establish reimbursement or insurance coverage for our SEVEN, we believe that we need to develop an established base of users, gain the support of advocacy groups and show the benefits of our system through clinical data generated by clinical trials. On November 2, 2007, The Centers for Medicare and Medicaid, or CMS, released its 2008 Alpha-Numeric HCPCS File, which included three separate codes applicable to each of the three components of our continuous glucose monitoring systems, and HCPCS codes for continuous glucose monitoring became effective on January 1, 2008. HCPCS codes are billing codes used by Medicare and private third-party payors, but do not represent a reimbursement coverage decision by CMS. We currently employ in-house reimbursement expertise to assist physicians and patients in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create coverage policies with third-party payors during 2008. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, patients may not use them.

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

From inception through March 31, 2008, we had generated $8.7 million of revenue, and we have incurred net losses in each year since our inception in May 1999. From inception through March 31, 2008, we had an accumulated deficit of $189 million. We expect our losses to continue and increase as we expand our clinical trial activities and continue commercialization activities. We have financed our operations primarily through offerings of equity securities and convertible debt. In April 2005, we completed our initial public offering in which we sold 4,700,000 shares of common stock for net proceeds of $50.5 million. In March 2006, we entered into a Loan Agreement, which was subsequently amended in January 2008. As of March 31, 2008, we had an outstanding balance of $5.1 million under the Loan Agreement. In May 2006, we completed a follow-on offering of 2,117,375 shares of our common stock for net proceeds of $47.0 million. In March 2007, we issued an aggregate principal amount of $60,000,000 in 4.75% Convertible Senior Notes due in 2027.

Financial Operations

Revenue

From inception through March 31, 2008, we generated $8.6 million in revenue from the sale of our continuous glucose monitoring systems. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. During the first quarter of 2008, we entered into a joint development agreement with Animas Corporation and expect to recognize development grant revenue ratably over the term of the agreement. From inception through March 31, 2008, we recognized $38,000 in development grant revenue.

Cost of Sales

Product cost of sales includes direct labor and material costs related to each product sold or produced, including assembly and test labor and scrap, as well as factory overhead supporting our manufacturing operations. Factory overhead includes facilities, material procurement and control, manufacturing engineering, quality control, supervision and management. These costs are primarily salary, fringe benefits, stock based compensation, facility expense, supplies and purchased services. The majority of our costs are currently fixed due to the relatively low production volumes compared to our potential capacity. From our inception until December 31, 2005, all of our manufacturing costs were included in research and development expense due to our development stage during that period. From January 1, 2006 these costs are included in cost of sales. Development cost of sales consists primarily of salaries, fringe, facilities, and supplies directly attributable to the contract.

Research and Development

Our research and development expenses primarily consist of engineering and research expenses related to our continuous glucose monitoring technology, clinical trials, regulatory expenses, materials and products for clinical trials. Until December 31, 2005 our manufacturing costs were included in research and development expense. Research and development expenses are primarily related to employee compensation, including salary, fringe benefits, stock based compensation, and temporary employee expenses. We also incur significant expenses to operate our clinical trials including trial design, clinical site reimbursement, data management, clinical trial product and associated travel expenses. Our research and development expenses also include fees for design services, contractors and development materials.

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

Results of Operations

Quarter Ended March 31, 2008 Compared to March 31, 2007

Revenue, Cost of Sales and Gross Margin

Product revenues increased $812,000 to $1.8 million for the first quarter of 2008 compared to $1.0 million for the first quarter of 2007. Product cost of sales remained flat at $3.1 million for the first quarter of 2008 compared to the same amount in the first quarter in 2007. The increased product cost of sales associated with additional product sales was offset by lower direct labor costs and increased manufacturing absorption during the first quarter of 2008 as compared to the same period in 2007. The product gross margin loss of $1.3 million for the first quarter of 2008 decreased $762,000 compared to $2.1 million for the first quarter of 2007, primarily due to increased revenue and better direct labor utilization.

Development revenues totaled $38,000 for the first quarter of 2008 and development costs of sales totaled $130,000. There were no development revenues or development cost of sales generated during 2007.

Research and Development. Research and development expense increased $808,000 to $4.8 million for the first quarter of 2008, compared to $4.0 million for the first quarter of 2007. Changes in research and development expense include $456,000 in higher development costs and $352,000 in higher clinical and regulatory and quality assurance costs. Major elements of research and development costs include $263,000 in additional facilities costs, $164,000 in increased supplies, and $151,000 in additional share-based compensation.

Selling, General and Administrative. Selling, general and administrative expense increased $1.0 million to $6.4 million for the first quarter of 2008, compared to $5.4 million for the first quarter of 2007. The increase was primarily due to additional general and administrative costs offset by lower marketing costs. Major elements in selling, general, and administrative expenses include $640,000 in higher share-based compensation and $252,000 in additional sales commissions, offset by $259,000 in lower trade show expenditures.

Interest Income. Interest income decreased $227,000 to $565,000 for the first quarter of 2008, compared to $792,000 for the first quarter of 2007. The decrease in interest income was primarily due to lower interest earning cash and marketable securities balances during the first quarter of 2008 as compared to the first quarter of 2007.

Interest Expense. Interest expense increased $628,000 to $893,000 for the first quarter of 2008, compared to $265,000 for the first quarter of 2007. The increase in expense was primarily due to our $60 million in convertible notes that was outstanding for the entire first quarter of 2008 compared to being outstanding during a shorter period of time in the first quarter of 2007 following the issuance in March of 2007.

Liquidity and Capital Resources

We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of March 31, 2008, we had an accumulated deficit of $189.2 million and had working capital of $45.8 million. Our cash, cash equivalents and short-term marketable securities totaled $50.6 million, excluding $6.0 million in restricted cash. We have funded our operations primarily from the sale of equity and debt securities and our bank line, raising aggregate net proceeds of $168.7 million from equity sales and $46.3 million from debt sales through March 31, 2008. As of March 31, 2008 we had a total of $5.1 million outstanding under our amended bank equipment loan that we are required to repay through July 2011.

Net Cash Used in Operating Activities. Net cash used in operating activities increased $8.0 million to $16.4 million for the first quarter of 2008, compared to $8.4 million net cash used for the same period in 2007. The increase in cash used in operations was primarily due to $7.2 million in operating assets and liabilities and $2.0 million in additional net loss, offset by $1.2 million in additional non-cash charges primarily comprised of share-based compensation.

Net Cash Provided By Investing Activities. Net cash provided by investing activities was $13.6 million for the first quarter in 2008, compared to $1.5 million used for the same period of 2007. The increase in cash provided by investing activities was primarily due to $13.7 million in additional proceeds from the maturities of short-term marketable securities for the first quarter of 2008 as compared to the same period in 2007. During the first quarter of 2008, we invested $1.1 million in equipment to support manufacturing improvements compared to $327,000 during the same period in 2007.

Net Cash Provided by Financing Activities. Net cash provided by financing activities decreased $43.8 million to $3.7 million for the first quarter of 2008, compared to $47.5 million for the same period of 2007. The decrease was primarily due to the $46.8 million in net convertible debt proceeds generated during the first quarter of 2007 compared to none in 2008.

Operating Capital and Capital Expenditure Requirements

We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses to commercialize our approved products, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.

We believe that our cash, cash equivalents, funds available under our loan and security agreement, and short-term marketable securities balances, and the interest we earn on these balances, will be sufficient to meet our anticipated cash requirements with respect to the scale-up of our commercialization, clinical trials, research and development activities, PMA applications and to meet our other anticipated cash needs for at least the next twelve months. If our available cash, cash equivalents and short-term marketable securities and the funds available under our loan and security agreement are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

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

Contractual Obligations

In January 2008, we amended our bank equipment loan to borrow an additional $3.0 million. During the first quarter of 2008, we drew against the additional funds and as of March 31, 2008, $3.0 million under the bank equipment loan was outstanding. We are required to repay this additional amount from April 2008 through July 2011 in monthly installments of principal plus interest.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities.

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

Revenue on product sales is recognized upon shipment, which is when title and the risk of loss have been transferred to the customer and there are no other post-shipment obligations. Our products are generally paid for at the time of shipment using a customer’s credit card and do not include customer acceptance provisions. After approval of our second generation continuous glucose monitoring system, the SEVEN, on May 31, 2007, we started taking orders for an “Upgrade Kit” to upgrade existing customers for $150. For systems sold that included an upgrade right, a portion of the sales price was allocated to the undelivered upgrade and deferred based on the fair value of the upgrade kit. This deferred revenue is recognized when the upgrade has been delivered to the customer. Deferred product revenue as of March 31, 2008 totaled approximately $1,000. In August 2007, we adopted a “30-day money back guarantee” program whereby customers who purchase the SEVEN durable system and a package of four disposable sensors may return the SEVEN durable system for any reason within thirty days of purchase and receive a full refund of their purchase price. We accrue for estimated returns and/or refunds by reducing revenues and establishing a liability account at the time of shipment based on historical experience.

During the first quarter of 2008, we entered into a development agreement which provided us with a development grant. Revenue from development grants is recognized ratably over the life of the development agreements when all conditions for revenue recognition have been met as outlined in Staff Accounting Bulletin 104 and Emerging Issues Task Force (EITF) 00-21 Revenue with Multiple Element Arrangements. As of March 31, 2008, we had $462,000 in deferred revenue relating to our development agreement.

Share-Based Compensation

On January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. As permitted by SFAS 123(R), we utilize the Black-Scholes option-pricing model as the method of valuation for share-based awards granted. Share-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2008 and 2007 was $1.9 million and $1.1 million, respectively. As of March 31, 2008, there was $19.2 million of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of our operating expenses through 2012. Compensation costs will be adjusted for future changes in estimated forfeitures. Prior to January 1, 2006, we had adopted the disclosure-only provision of SFAS 123 as discussed further in our annual report on Form 10-K. Accordingly, we had not previously recognized compensation expense, except for share-based compensation expense accounted for in accordance with APB 25.

Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes , or FIN 48, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. Only tax positions that meet the “more likely than not” recognition threshold at the effective date may be recognized upon adoption of FIN 48.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year.

The fair value hierarchy described by the standard is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value and include the following:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of SFAS 157 did not have a material effect on our financial position or results of operations. The book values of cash and cash equivalents, short-term marketable securities, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

Effective January 1, 2008 the we adopted Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115. This Standard permits us to choose to measure many financial instruments and certain other items at fair value and established presentation and disclosure requirements. In adopting this Standard, we did not elect to measure any new assets or liabilities at their respective fair values.

In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force Issue 07-1, Accounting for Collaborative Arrangements. EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF 07-1 will be effective for the Company beginning on January 1, 2009. The adoption of EITF 07-1 is not expected to have a material effect on our financial statements.

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

On August 11, 2005, Abbott Diabetes Care, Inc., or Abbott, filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware, seeking a declaratory judgment that our short-term continuous glucose monitor infringes certain patents held by Abbott. In August 2005, we moved to dismiss these claims and filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office and by March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against us in the litigation. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by our short-term continuous glucose monitor. On August 18, 2006 the court granted the our motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim. In approving the stay, the court also granted our motion to strike, or disallow, Abbott’s amended complaint in which Abbott had sought to add three additional patents to the litigation. In late 2006, the Patent Office issued a non-final rejection of all claims we submitted for reexamination in two of the Abbott patents cited in the original lawsuit. In both cases, Abbott has filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented by us, seeking to amend certain claims to overcome the prior art presented by us, and seeking to add new claims. In response, we filed a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments and by October 2007 the Patent Office ordered reexamination of each of the second reexamination requests. In early 2008, the Patent Office issued a non-final rejection of all claims we submitted for reexamination in the other two patents cited in the original complaint. In both cases, Abbott has filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and seeking to add new claims. Subject to the stay, we intend to continue to vigorously contest the action.

Subsequent to the court’s August 18, 2006 order striking Abbott’s amended complaint, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of the three additional patents it had sought to include in the litigation discussed above. We believe this complaint, like the first, is without merit and we intend to vigorously contest the action. To that end, we filed requests with the Patent Office to reexamine each of the three additional patents cited by Abbott and on September 7, 2006, we filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, we asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. On September 30, 2007, the court granted our motion to consolidate the cases and stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against us. As of February 2007, the Patent Office ordered reexamination of each of the three patents cited in this new lawsuit and in June 2007, the Patent Office issued a non-final rejection of all claims we submitted for reexamination in two of the Abbott patents cited in the new lawsuit. In each of these cases, Abbott has filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and seeking to add new claims. In response, we filed a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments and by February 2008, the Patent Office ordered reexamination of each of the second reexamination requests. In March 2008, the Patent Office issued a Notice of Intent to Issue a Reexamination Certificate, confirming the claims of the third of the additional three patents asserted by Abbott. In response, we filed another reexamination request on this patent, citing new prior art to address the deficiencies asserted by the examiner in the first request for reexamination.

In 2008, Abbott copied claims from certain of DexCom’s applications, and stated that it may seek to provoke an interference with certain of DexCom’s pending applications in the Patent Office. If the interference is declared and Abbott prevails in the interference, DexCom would lose certain patent rights to the subject matter defined in the interference. Also in 2008, Abbott has filed reexamination requests seeking to invalidate certain of DexCom’s patents in the Patent Office. If the Patent Office orders the reexamination and Abbott prevails in the reexamination, certain or all claims of DexCom’s subject patents may be invalidated.

ITEM 1A.	RISK FACTORS

Factors that May Affect our Financial Condition and Results of Operations

We have a limited operating history and our products may never achieve market acceptance.

We are a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for people with diabetes. On March 24, 2006, we received approval from the FDA for our first product, the STS, designed for up to three days of continuous use. On May 31, 2007, we received approval from the FDA for our second generation continuous glucose monitoring system, the SEVEN, designed for up to seven days of continuous use, and we began commercializing this product in the third quarter of 2007. As part of our commercialization of the SEVEN, we discontinued sales of our STS three-day durable system in the second quarter of 2007. We continue to sell three-day disposable sensors to customers who previously purchased the STS durable system, and expect to discontinue sales of the three-day sensors during 2008. Since inception, we have devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. More recently, we have devoted considerable resources to the commercialization of the SEVEN as well as the continued clinical development of our technology platform. We expect that sales of our SEVEN, which consists of a handheld receiver, reusable transmitter and disposable sensor, will account for substantially all of our revenue for the foreseeable future. From inception through March 31, 2008, revenues from sales of our continuous glucose monitoring products total approximately $8.6 million. However, we have limited experience in selling our products and we might be unable to successfully commercialize our products for a number of reasons, including:

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

We have incurred net losses in each year since our inception in May 1999, including a net loss of $13.0 million for the three months ended March 31, 2008. As of March 31, 2008, we had an accumulated deficit of $189.2 million. We have financed our operations primarily through private placements of our equity and debt securities and our public offerings, and have devoted a substantial portion of our resources to research and development relating to our continuous glucose monitoring systems, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of our products. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public companies. As a result, we expect to continue to incur significant operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and may adversely affect our ability to pay interest on, and principal of, the convertible senior notes.

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

On August 11, 2005, Abbott Diabetes Care, Inc., or Abbott, filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware, seeking a declaratory judgment that our short-term continuous glucose monitor infringes certain patents held by Abbott. In August 2005, we moved to dismiss these claims and filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office and by March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against us in the litigation. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by our short-term continuous glucose monitor. On August 18, 2006 the court granted our motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim. In approving the stay, the court also granted our motion to strike, or disallow, Abbott’s amended complaint in which Abbott had sought to add three additional patents to the litigation. In late 2006, the Patent Office issued a non-final rejection of all claims we submitted for reexamination in two of the Abbott patents cited in the original lawsuit. In both cases, Abbott has filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art that we have presented, seeking to amend certain claims to overcome the prior art that we have presented, and seeking to add new claims. In response, we have filed a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments and by October 2007, the Patent Office ordered reexamination of each of the second reexamination requests. In early 2008, the Patent Office issued a non-final rejection of all claims we have submitted for reexamination in the other two patents cited in the original complaint. In both cases, Abbott has filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and seeking to add new claims. Subject to the stay, we intend to continue to vigorously contest the action.

Subsequent to the court’s August 18, 2006 order striking Abbott’s amended complaint, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of the three additional patents it had sought to include in the litigation discussed above. We believe this complaint, like the first, is without merit and we intend to vigorously contest the action. To that end, we filed requests with the Patent Office to reexamine each of the three additional patents cited by Abbott and on September 7, 2006, we filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, we asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. On September 30, 2007, the court granted our motion to consolidate the cases and stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against us. As of February 2007, the Patent Office ordered reexamination of each of the three patents cited in this new lawsuit and in June 2007, the Patent Office issued a non-final rejection of all claims we submitted for reexamination in two of the Abbott patents cited in the new lawsuit. In each of these cases, Abbott has filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and seeking to add new claims. In response, we filed a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments and by February 2008, the Patent Office ordered reexamination of each of the second reexamination requests. In March 2008, the Patent Office issued a Notice of Intent to Issue a Reexamination Certificate, confirming the claims of the third of the additional three patents asserted by Abbott. In response, we filed another reexamination request on this patent, citing new prior art to address the deficiencies asserted by the examiner in the first request for reexamination.

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

In 2008, Abbott copied claims from certain of DexCom’s applications, and stated that it may seek to provoke an interference with certain of DexCom’s pending applications in the Patent Office. If the interference is declared and Abbott prevails in the interference, DexCom would lose certain patent rights to the subject matter defined in the interference. Also in 2008, Abbott has filed reexamination requests seeking to invalidate certain of DexCom’s patents in the Patent Office. If the Patent Office orders the reexamination and Abbott prevails in the reexamination, certain or all claims of DexCom’s subject patents may be invalidated.

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

The market for glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In selling our products, we compete directly with Roche Diabetes Care, a division of Roche Diagnostics; LifeScan, Inc., a division of Johnson & Johnson; the MediSense and TheraSense divisions of Abbott Laboratories; and Bayer Corporation, each of which manufactures and markets products for the single-point finger stick device market. Collectively, these companies currently account for substantially all of the worldwide sales of self-monitored glucose testing systems. Several companies are developing or marketing short-term continuous glucose monitoring products that will compete directly with our products. To date, in addition to DexCom, three other companies, Cygnus, Medtronic and Abbott, have received approval from the FDA for continuous glucose monitors. We believe that one of the products, originally developed and marketed by Cygnus, is no longer actively marketed. In addition, we believe that Johnson & Johnson, Roche Diagnostics and others are developing invasive and non-invasive continuous glucose monitoring systems. Most of the companies developing or marketing competing devices are publicly traded or divisions of publicly-traded companies, and these companies enjoy several competitive advantages, including:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including further development of our direct sales force and expansion of our manufacturing capacity, and on research and development, including conducting clinical trials for our next generation continuous glucose monitoring systems. For the three months ended March 31, 2008, our net cash used in operating activities was $16.4 million, compared to $8.4 million for the same period in 2007, and as of March 31, 2008, we had working capital of $45.8 million, including $50.6 million in cash, cash equivalents and short-term marketable securities. We expect that our cash used by operations will increase significantly in each of the next several years, and we may need additional funds to continue the commercialization of our products and for the development and commercialization of other continuous glucose monitoring systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

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

We are highly dependent on our senior management, especially Terrance H. Gregg, our President and Chief Executive Officer, Andrew K. Balo, our Senior Vice President of Clinical and Regulatory Affairs and Quality Assurance, Steven R. Pacelli, our Senior Vice President of Corporate Affairs and Jorge Valdes, our Senior Vice President of Operations. Our success will depend on our ability to retain our current management and to attract and retain qualified personnel in the future, including sales persons, scientists, clinicians, engineers and other highly skilled personnel. Competition for senior management personnel, as well as sales persons, scientists, clinicians and engineers, is intense and we may not be able to retain our personnel. The loss of the services of members of our senior management, scientists, clinicians or engineers could prevent the implementation and completion of our objectives, including the commercialization of our current products and the development and introduction of additional products. The loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. Each of our officers may terminate their employment at any time without notice and without cause or good reason. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees.

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

In March of 2006, we entered into our Loan Agreement that provided for a loan to finance various equipment and leasehold improvement expenses. In January of 2008, we amended our Loan Agreement to enable us to draw an additional $3.0 million. We are required to repay this additional amount between April 2008 and July 2011. As of March 31, 2008, we had a total outstanding loan balance under the Loan Agreement of $5.1 million. The Loan Agreement requires us to maintain a minimum cash balance with Square 1 Bank, and also imposes certain limitations on us, including limitations on our ability to:

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

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
March 11, 2008	118,298	$7.35	118,298	$32,499,984

(1)	In March 2007, the Company entered into hedge transactions to minimize the potential dilution of the Company’s common stock upon conversion of its Convertible Senior Notes if the Company’s stock price exceeds $7.80 per share through March 2009. The Company has the right to purchase a number of shares of common stock equal to the number of shares underlying the $60 million principal amount of the notes, at a strike price equal to the conversion price of the notes, or $7.80 per share. The call-spread options are structured in four tranches, with one tranche expiring in each six-month interval for two years, beginning on March 6, 2007. Each of the four options caps the potential benefit to the Company at market prices ranging from $9.00 for the option that expired in September 2007 to $18.50 for the option expiring in March 2009. Based on these option caps, the maximum additional value we could receive for the remaining call spread options is $32,499,984. If we receive any or all of this benefit, we may or may not elect to receive shares of our common stock as settlement for the option spread.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
10.28	Manufacturing and Supply Agreement, dated April 3, 2008 between the Company and PTG Medical, LLC*					X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

*	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and are filed separately with the Securities and Exchange Commission.

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that DexCom specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXCOM, INC.
(Registrant)

Dated: May 8, 2008	By:	/s/ Terrance H. Gregg
Terrance H. Gregg,
President and Chief Executive Officer

Dated: May 8, 2008	By:	/s/ Jess Roper
Jess Roper, Chief Financial Officer