Form 10-Q
period 2008-06-30
DEXCOM INC
filed 2008-08-05
CIK 1093557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes  ☐    No  ☒

As of July 24, 2008, 29,678,879 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

DexCom, Inc.

Balance Sheets

(In thousands—except per share data)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$4,963	$23,115
Short-term marketable securities, available-for-sale	32,896	41,208
Accounts receivable, net	568	215
Inventory	2,771	1,139
Prepaid and other current assets	1,757	1,614

Total current assets	42,955	67,291
Property and equipment, net	6,543	6,649
Restricted cash	5,408	914
Other assets	2,147	2,405

Total assets	$57,053	$77,259

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$3,736	$4,535
Accrued payroll and related expenses	2,431	2,537
Current portion of long-term debt	2,275	1,375
Current portion of deferred revenue	167	—

Total current liabilities	8,609	8,447
Long-term portion of deferred revenue	254	—
Other liabilities	679	666
Long-term debt, net of current portion	62,219	61,031

Total liabilities	71,761	70,144
Commitments and contingencies (Note 4)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Common stock, $0.001 par value, 100,000 authorized; 29,912 and 29,635 issued and outstanding at June 30, 2008; 28,778 and 28,624 shares issued and outstanding at December 31, 2007	30	29
Additional paid-in capital	188,605	183,325
Accumulated other comprehensive income	(45)	13
Accumulated deficit	(203,298)	(176,252)

Total stockholders’ (deficit) equity	(14,708)	7,115

Total liabilities and stockholders’ equity	$57,053	$77,259

See accompanying notes

DexCom Inc.

Statements of Operations

(In thousands—except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Product revenue	$1,940	$863	$3,764	$1,875
Development grant revenue	42	—	80	—

Total revenue	1,982	863	3,844	1,875
Product cost of sales	3,144	2,906	6,256	5,968
Development cost of sales	249	—	379	—

Total cost of sales	3,393	2,906	6,635	5,968

Gross margin	(1,411)	(2,043)	(2,791)	(4,093)
Operating expenses
Research and development	4,797	4,028	9,640	8,063
Selling, general and administrative	7,247	5,469	13,668	10,840

Total operating expenses	12,044	9,497	23,308	18,903
Operating loss	(13,455)	(11,540)	(26,099)	(22,996)
Interest income	307	1,126	872	1,918
Interest expense	(926)	(922)	(1,819)	(1,187)

Net loss	($14,074)	($11,336)	($27,046)	($22,265)

Basic and diluted net loss per share	($0.48)	($0.40)	($0.92)	($0.79)

Shares used to compute basic and diluted net loss per share	29,387	28,299	29,308	28,261

See accompanying notes

DexCom, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net loss	$(27,046)	$(22,265)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,558	1,271
Share-based compensation	3,920	2,541
Accretion and amortization related to investments, net	(47)	(153)
Amortization of debt issuance costs	274	145
Changes in operating assets and liabilities:
Accounts receivable	(353)	(6)
Inventory	(1,632)	159
Prepaid and other assets	(56)	214
Restricted cash	(4,494)	—
Accounts payable and accrued liabilities	(812)	1,202
Accrued payroll and related expenses	(106)	548
Deferred revenue	421	—
Deferred rent and other liabilities	13	307

Net cash used in operating activities	(28,360)	(16,037)
Investing activities
Purchase of available-for-sale marketable securities	(32,942)	(54,358)
Proceeds from the maturity of available-for-sale marketable securities	41,202	31,998
Purchase of property and equipment	(1,452)	(718)

Net cash provided by/(used in) investing activities	6,808	(23,078)
Financing activities
Proceeds from issuance of senior convertible notes	—	60,000
Payment of senior convertible notes issuance costs	—	(2,661)
Purchase of senior convertible notes call spread options	—	(10,950)
Net proceeds from issuance of common stock	1,312	375
Proceeds from equipment loan	2,657	412
Repayment of equipment loan	(569)	(344)

Net cash provided by financing activities	3,400	46,832

Increase (decrease) in cash and cash equivalents	(18,152)	7,717
Cash and cash equivalents, beginning of period	23,115	18,167

Cash and cash equivalents, ending of period	$4,963	$25,884

Non-cash investing and financing transactions:
Common shares received as settlement for a call spread option	$869	$—

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

Basis of Presentation

The Company has prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which (except for the changes in estimates described below) include only normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2007 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 11, 2008.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include estimated excess or obsolete inventories, warranty accruals, employee bonus, clinical study expenses, trade show expenses, allowances for returned product, allowance for bad debt, and share-based compensation expense. Excess and obsolete inventories are estimated by identifying the amount of on hand and on order materials compared to expected future sales, taking into account clinical trial and development usage along with new product introductions. Employee bonus estimates are based, in part, on the 2008 bonus plan’s authorized target bonus amounts of up to 50%, 35% and 25% of base salary for the Company’s Chief Executive Officer, its Senior Vice Presidents, and the remainder of its non-sales management employees, respectively, to be awarded from the bonus pool based on the weighted average achievement of certain objectives. The amount of any bonus under the 2008 plan will be predicated on achieving targeted revenue goals and performance milestones. Generally speaking, 70% of any bonus paid under the 2008 Plan is based on achieving certain annual revenue goals and 30% is based on achieving certain performance milestones. Employee bonus estimates are also based on target bonuses under the Company’s bonus plan for its Vice President of Sales, pursuant to which the Vice President of Sales is eligible to receive a bonus of up to 50% of his base salary upon achievement of specified minimum quarterly revenue targets. Clinical trial expenses are accrued based on estimates of progress under related contracts and include initial set up costs as well as ongoing monitoring over multiple sites in the U.S. and abroad. An allowance for refunds for returned products is determined by analyzing the timing and amounts of past refund activity.

Share-Based Compensation

The Company recorded $2.0 million and $1.4 million in share-based compensation expense during the three months ended June 30, 2008 and 2007, respectively, and $3.9 million and $2.5 million during the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008, unrecognized estimated compensation costs related to non-vested stock options totaled $20.8 million and is expected to be recognized through 2012. The Company utilizes the Black-Scholes option-pricing model as the method of valuation for share-based awards granted.

Revenue Recognition

The Company sells its durable systems and disposable units through a direct sales force in the United States and through distribution arrangements in the United States. Components are individually priced and can be purchased separately or together. The SEVEN durable system includes a reusable transmitter, a receiver, a power cord, a finger-stick meter interface cable, data management software and a USB cable. Disposable sensors for use with the SEVEN durable system are sold separately in packages of four. The initial SEVEN durable system price is not dependent upon the purchase of any amount of disposable SEVEN sensors. The Company discontinued sales of its STS 3-day durable system in the second quarter of 2007 and discontinued the sale of its three day sensors during the second quarter of 2008.

Revenue on product sales is recognized upon shipment, which is when title and the risk of loss have been transferred to the customer and there are no other post shipment obligations. The Company’s products are generally paid for at the time of shipment using a customer’s credit card and do not include customer acceptance provisions. After approval of the Company’s second generation continuous glucose monitoring system, the SEVEN, on May 31, 2007, the Company started taking orders for an “Upgrade Kit” to upgrade existing customers for $150. Before the Upgrade Kit became available for shipment, for systems sold that included an upgrade right, a portion of the sales price was allocated to the undelivered Upgrade Kit and deferred based on the fair value of the Upgrade Kit. This deferred revenue was recognized when the Upgrade Kit was delivered to the customer. In August 2007, the Company adopted a “30-day money back guarantee” program whereby customers who purchase the SEVEN durable system and a package of four disposable sensors may return the SEVEN durable system for any reason within thirty days of purchase and receive a full refund of their purchase price. The Company accrues for estimated returns and/or refunds by reducing revenues and establishing a liability account at the time of shipment based on historical experience. During the second quarter of 2008, the Company entered into a distribution agreement that allows the distributor to sell the Company’s durable systems and disposable units. The Company shipped product directly to the distributor’s customers and recognized $194,000 in revenue during the period.

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

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss). The Company’s comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	($14,074)	($11,336)	($27,046)	($22,265)
Unrealized loss on short-term available-for-sale marketable securities	(98)	(41)	(58)	(45)

Comprehensive loss	($14,172)	($11,377)	($27,104)	($22,310)

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

Income Taxes

At December 31, 2007, the Company had federal and state tax net operating loss carryforwards of approximately $159.0 million and $119.8 million, respectively. The federal and state tax loss carryforwards will begin to expire in 2019 and 2012, respectively, unless previously utilized. The Company also has federal and state research and development tax credit carryforwards of approximately $3.2 million and $3.3 million, respectively. The federal research and development tax credit will begin to expire in 2019, unless previously utilized.

Utilization of net operating losses and credit carryforwards are subject to an annual limitation due to ownership change limitations provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. However, these limitations were not material during the quarter ended June 30, 2008. The tax benefits related to future utilization of federal and state net operating losses and tax credit carryforwards may be limited or lost if cumulative changes in ownership exceed 50% within any three-year period.

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,963	—	—	$4,963
Marketable securities, available for sale	$32,896	—	—	$32,896
Restricted cash	$5,408	—	—	$5,408

The Company has maintained only Level 1 financial assets during the three and six months ended June 30, 2008.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the Company’s nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The effective date of the FSP is for financial statements issued for fiscal years beginning after December 15, 2008. The Company believes the convertible debt issued in March 2007 falls under the FSP and the Company is required to retroactively apply the guidance. Although the Company has not completed its analysis of the impact of this guidance, it believes the application would cause a reduction to the carrying value of the debt on its balance sheet and a corresponding increase in non-cash interest expense to be recognized over the initial five year redemption period, which could be significant.

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

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Options to purchase common stock	6,062	5,495	6,062	5,495
Restricted stock	124	50	124	50
Convertible senior notes	7,692	7,692	7,692	7,692

	13,878	13,237	13,878	13,237

3. Financial Statement Details (in thousands)

Inventory

	June 30, 2008	December 31, 2007
Raw materials	$1,338	$649
Work-in-process	283	130
Finished goods	1,150	360

Total	$2,771	$1,139

Accounts Payable and Accrued Liabilities

	June 30, 2008	December 31, 2007
Accounts payable trade	$1,239	$1,532
Accrued tax, audit, and legal fees	627	442
Clinical trials	148	76
Accrued other including warranty	1,722	2,485

Total	$3,736	$4,535

Accrued Warranty

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Beginning balance	$126	$35	$52	$49
Charges to costs and expenses	95	19	327	43
Costs incurred	(136)	(26)	(294)	(64)

Ending balance	$85	$28	$85	$28

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

At June 30, 2008, the Company had total borrowings of $4,494,000 under the Loan Agreement pursuant to the Facility A Equipment Line and Facility B Equipment Line and none was available for future borrowings. The loan bears an interest rate equal to the lender’s prime rate plus 0.25% and at June 30, 2008, the interest rate was 5.25%. Beginning April 2008, terms of the Facility B Equipment Line require monthly amortized payments through the maturity date of July 2011. Under the amended Loan Agreement, the Company continues to grant a security interest in substantially all of its personal property as collateral for the loan and is required to maintain cash balances equal to total outstanding loan balances with the lender.

Lease

In January 2007, the Company entered into a sublease agreement to sublet an existing facility near its corporate headquarters to a third party. Under the terms of the agreement, the Company sublet approximately 7,000 square feet of facilities space at terms and conditions, including real estate taxes and operating costs, which mirror the original lease agreement. The Company retains obligations per the original lease. Rental obligations, excluding real estate taxes and operating costs, owed by the Company, but subject to reimbursement by the subtenant in accordance with the terms of the sublease agreement, as of June 30, 2008, were as follows (in thousands):

Fiscal Year Ending
2008	$55
2009	111
2010	114
2011	48

Total	$328

Total rent expense for the six months ended June 30, 2008 was $955,000.

Litigation

On August 11, 2005, Abbott Diabetes Care, Inc., or Abbott, filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware, seeking a declaratory judgment that the Company’s short-term continuous glucose monitor infringes certain patents held by Abbott. In August 2005, the Company moved to dismiss these claims and filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office (the “Patent Office”) and by March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against the Company in the litigation. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by the Company’s short-term continuous glucose monitor. On August 18, 2006, the court granted the Company’s motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim. In approving the stay, the court also granted the Company’s motion to strike, or disallow, Abbott’s amended complaint in which Abbott had sought to add three additional patents to the litigation. In late 2006, the Patent Office issued a non-final rejection of all claims the Company submitted for reexamination in two of the Abbott patents cited in the original lawsuit. In both cases, Abbott has filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented by the Company, seeking to amend certain claims to overcome the prior art presented by the Company, and seeking to add new claims. In response, the Company filed a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments and in October 2007, the Patent Office ordered reexamination of each of the second reexamination requests. In early 2008, the Patent Office issued a non-final rejection of all claims the Company submitted for reexamination in the other two patents cited in the original complaint. In both cases, Abbott has filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented by the Company, seeking to amend certain claims to overcome the prior art presented by the Company, and seeking to add new claims. Subject to the stay, the Company intends to continue to vigorously contest the action.

Subsequent to the court’s August 18, 2006 order striking Abbott’s amended complaint, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging infringement of the additional patents it had sought to include in the litigation discussed above. The Company believes this complaint, like the first, is without merit and the Company intends to vigorously contest the action. To that end, the Company filed requests with the Patent Office to reexamine each of the three additional patents cited by Abbott and on September 7, 2006, the Company filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, the Company asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. On September 30, 2007, the court granted the Company’s motion to consolidate the cases and stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against the Company. In February 2007, the Patent Office ordered reexamination of each of the three patents cited in this new lawsuit and in June 2007, the Patent Office issued a non-final rejection of all claims the Company submitted for reexamination in two of the Abbott patents cited in the new lawsuit. In each of these cases, Abbott has filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented by the Company, seeking to amend certain claims to overcome the prior art presented by the Company, and seeking to add new claims. In response, the Company filed a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments and by February 2008, the Patent Office had ordered reexamination of each of the second reexamination requests. In March 2008, the Patent Office issued a Notice of Intent to Issue a Reexamination Certificate, confirming the claims of the third of the additional three patents asserted by Abbott. In response, the Company filed another reexamination request on this patent, which was ordered in June of 2008.

In 2008, Abbott copied claims from certain of the Company’s applications, and stated that it may seek to provoke an interference with certain of the Company’s pending applications in the Patent Office. If the interference is declared and Abbott prevails in the interference, the Company would lose certain patent rights to the subject matter defined in the interference. Also in 2008, Abbott has filed reexamination requests seeking to invalidate two of the Company’s patents in the Patent Office. In both reexamination requests, the Patent Office has ordered the reexamination and issued non-final office actions.

Purchase Commitments

The Company is party to various purchase arrangements related to its development activities including materials used in its glucose monitoring systems. As of June 30, 2008, the Company had purchase commitments with vendors of $2.5 million due within one year. There are no purchase commitments due beyond one year.

5. Development Agreements

Insulet Corporation

On January 7, 2008, the Company entered into a development agreement with Insulet Corporation to integrate DexCom’s continuous glucose monitoring technology into Insulet’s wireless, handheld OmniPod System Personal Diabetes Manager. The agreement is non-exclusive and does not impact either party’s existing third party development agreements.

Animas Corporation

On January 10, 2008, the Company entered into a joint development agreement with Animas Corporation to integrate DexCom’s continuous glucose monitoring technology into Animas insulin pumps. Under the terms of the agreement, Animas will contribute up to $750,000 to DexCom to offset certain development, clinical and regulatory expenses. The agreement is non-exclusive and does not impact either party’s existing third party development agreements. In January of 2008 the Company received $500,000 and recorded $42,000 and $80,000 in revenue for the three and six-month period ended June 30, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are based upon current expectations. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including product performance, a lack of acceptance in the marketplace by physicians and patients, the inability to manufacture products in commercial quantities at an acceptable cost, possible delays in our research and development programs, the inability of patients to receive reimbursements from third-party payors, inadequate financial and other resources and the other risks set forth below under “Risk Factors” and elsewhere in this report. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

Overview

We are a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for people with diabetes. On March 24, 2006, we received approval from the FDA for our first product, the STS, designed for up to three days of continuous use. On May 31, 2007, we received approval from the FDA for our second generation continuous glucose monitoring system, the SEVEN, designed for up to seven days of continuous use, and we began commercializing this product in the third quarter of 2007. As part of our commercialization of the SEVEN, we discontinued sales of our STS three-day durable system in the second quarter of 2007 and discontinued the sale of our three day sensors during the second quarter of 2008. Our approval allows for the use of the SEVEN by adults with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments. Our products must be prescribed by a physician and include a disposable sensor, a transmitter and a small handheld receiver. Our products are indicated for use as adjunctive devices to complement, not replace, information obtained from standard home blood glucose monitoring devices and our products must be calibrated periodically using a standard home blood glucose monitor. On November 15, 2007, we received FDA approval to calibrate the SEVEN using any FDA cleared blood glucose meter and we began shipping receivers with this feature in the first quarter of 2008. Previously, patients were required to calibrate the SEVEN using a LifeScan® Ultra® blood glucose meter connected to the receiver via an upload cable. The SEVEN sensor is inserted by the patient and is intended to be used continuously for up to seven days after which it is removed by the patient and may be replaced by a new sensor. Our transmitter and receiver are reusable. Since inception, we have devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. More recently, we have devoted considerable resources to the commercialization of the SEVEN as well as the continued research and clinical development of our technology platform.

According to the World Health Organization, in 2000 there were approximately 171 million people who suffered from diabetes worldwide. In 2007, there were an estimated 23.6 million people in the United States with diabetes, of which 17.9 million have been diagnosed, an increase of 2.8 million and 3.3 million, respectively, from 2005. The Centers for Disease Control and Prevention (CDC) estimates that approximately 4.8 million of these patients were treated with insulin. The increased prevalence of diabetes is believed to be the result of an aging population, unhealthy diets and increasingly sedentary lifestyles. According to the CDC, diabetes was the seventh leading cause of death by disease in the United States during 2007, and complications related to diabetes include heart disease, limb amputations, loss of kidney function and blindness.

According to the ADA, the direct medical costs and indirect expenditures attributable to diabetes in the United States were an estimated $174 billion in 2007, an increase of $42 billion since 2002. Of the $174 billion in overall expenses, the ADA estimates that approximately $116 billion were direct medical costs. According to industry sources, the worldwide market for personal glucose monitoring systems and related disposables, which include test strips and lancets, was approximately $6.2 billion in 2005, and is expected to grow to $8.9 billion during 2008.

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

We are leveraging our technology platform to enhance the capabilities of our current products and to develop additional continuous glucose monitoring products. We are continuing clinical development of a third generation product which we expect will further improve sensor reliability, stability and accuracy over the useful life of the sensor, and will be more comfortable for patients to wear. We also intend to seek approval for pediatric indication (patients under 18 years of age) and pregnancy indication (patients with gestational diabetes) for our product platform in the future. In addition, we are developing a product platform specifically for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for the critical care market. Despite our continued efforts in these areas, our development timelines are highly dependent on our clinical trials, which may be delayed due to scheduling issues with patients and investigators, institutional review boards, sensor performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our SEVEN, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, the FDA may not approve our products, and if approved, we may not achieve acceptance in the marketplace by physicians and patients.

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

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Our SEVEN does not yet have broad reimbursement by Medicare or private third-party payors and is generally not approved for insurance coverage. Until reimbursement or insurance coverage is established, patients will have to bear the financial cost of our SEVEN. In order to establish widespread reimbursement or insurance coverage for our SEVEN, we believe that we need to develop an established base of users, gain the support of advocacy groups and show the benefits of our system through clinical data generated by clinical trials. On November 2, 2007, The Centers for Medicare and Medicaid, or CMS, released its 2008 Alpha-Numeric HCPCS File, which included three separate codes applicable to each of the three components of our continuous glucose monitoring systems, and HCPCS codes for continuous glucose monitoring became effective on January 1, 2008. HCPCS codes are billing codes used by Medicare and private third-party payors, but do not represent a reimbursement coverage decision by CMS. We currently employ in-house reimbursement expertise to assist physicians and patients in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create coverage policies with third-party payors during 2008. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, patients may not use them.

We currently manufacture our devices at our headquarters in San Diego, California, and at another facility located nearby. In these facilities we have more than 5,000 square feet of laboratory space and approximately 5,000 square feet of controlled environment rooms. In January 2007, our facilities were subject to a post-approval PMA and QSR audit by the FDA. Based on the results of this inspection, we believe we are in substantial compliance with the regulatory requirements for a commercial medical device manufacturer and there were no major observations from the FDA resulting from this audit. At the close of the inspection, the FDA issued a Form 483 identifying several inspectional observations and, although we have no formal requirements or obligations to provide anything further to the FDA regarding these observations, we voluntarily provided formal written evidence to the FDA of our actions taken to address these minor observations. We manufacture our SEVEN with components supplied by outside vendors and with parts manufactured internally. Key components that we manufacture internally include the wire-based sensor for our SEVEN. The remaining components and assemblies are purchased from outside vendors. We then assemble, test, package and ship the finished product, which includes a reusable transmitter, a receiver and a disposable sensor. We are expanding our manufacturing capacity in our facilities in San Diego, California. Our capacity expansion could be constrained by the lack of material availability, equipment design, production and validation, regulatory approval of any required additional facilities, personnel staffing and other factors.

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

From inception through June 30, 2008, we had generated $10.6 million of revenue, and we have incurred net losses in each year since our inception in May 1999. From inception through June 30, 2008, we had an accumulated deficit of $203 million. We expect our losses to continue and increase as we expand our clinical trial activities and continue commercialization activities. We have financed our operations primarily through offerings of equity securities and convertible debt. In April 2005, we completed our initial public offering in which we sold 4,700,000 shares of common stock for net proceeds of $50.5 million. In March 2006, we entered into a Loan Agreement, which was subsequently amended in January 2008. As of June 30, 2008, we had an outstanding balance of $4.5 million under the Loan Agreement. In May 2006, we completed a follow-on offering of 2,117,375 shares of our common stock for net proceeds of $47.0 million. In March 2007, we issued an aggregate principal amount of $60,000,000 in 4.75% Convertible Senior Notes due in 2027.

Financial Operations

Revenue

From inception through June 30, 2008, we generated $10.6 million in revenue from the sale of our continuous glucose monitoring systems. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. During the first quarter of 2008, we entered into a joint development agreement with Animas Corporation and recognize development grant revenue ratably over the term of the agreement. From inception through June 30, 2008, we recognized $80,000 in development grant revenue.

Cost of Sales

Product cost of sales includes direct labor and material costs related to each product sold or produced, including assembly and test labor and scrap, as well as factory overhead supporting our manufacturing operations. Factory overhead includes facilities, material procurement and control, manufacturing engineering, quality control, supervision and management. These costs are primarily salary, fringe benefits, stock based compensation, facility expense, supplies and purchased services. The majority of our costs are currently fixed due to the relatively low production volumes compared to our potential capacity. All of our manufacturing costs are included in cost of sales. Development cost of sales consists primarily of salaries, fringe, facilities, and supplies directly attributable to a contract.

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

Results of Operations

Quarter Ended June 30, 2008 Compared to June 30, 2007

Revenue, Cost of Sales and Gross Margin

Product revenues increased $1.1 million to $1.9 million for the second quarter of 2008 compared to $863,000 for the second quarter of 2007 based primarily on increased sales volume. Product cost of sales increased $238,000 to $3.1 million for the second quarter of 2008 compared to $2.9 million for the second quarter of 2007. The increased product cost of sales associated with additional product sales was offset by lower direct labor costs and increased manufacturing absorption during the second quarter of 2008 as compared to the same period in 2007. The product gross margin loss of $1.2 million for the second quarter of 2008 decreased $839,000 compared to $2.0 million for the same period in 2007, primarily due to increased revenue and better direct labor utilization.

Development grant revenues totaled $42,000 for the second quarter of 2008 and development cost of sales totaled $249,000. There were no development grant revenues or development cost of sales generated during 2007. The increase in both revenues and costs associated with development was primarily due to our entry into a joint development agreement with Animas Corporation in the first quarter of 2008.

Research and Development. Research and development expense increased $769,000 to $4.8 million for the second quarter of 2008, compared to $4.0 million for the second quarter of 2007. Changes in research and development expense include $394,000 in higher development costs and $375,000 in higher clinical and regulatory and quality assurance costs. Major elements of increased research and development costs include $239,000 in additional facilities costs, $186,000 in increased clinical trial costs, and $172,000 in additional consulting fees.

Selling, General and Administrative. Selling, general and administrative expense increased $1.8 million to $7.2 million for the second quarter of 2008, compared to $5.5 million for the second quarter of 2007. The increase was primarily due to higher sales and marketing costs. Major elements of increased selling, general, and administrative expenses include $548,000 in higher share-based compensation, $233,000 in increased trade show expenditures, and $231,000 in additional sales commissions.

Interest Income. Interest income decreased $819,000 to $307,000 for the second quarter of 2008, compared to $1.1 million for the second quarter of 2007. The decrease in interest income was primarily due to lower interest earning cash and marketable securities balances and lower yields during the second quarter of 2008 as compared to the second quarter of 2007.

Interest Expense. Interest expense totaled $926,000 for the second quarter of 2008, compared to $922,000 for the second quarter of 2007.

Six Months Ended June 30, 2008 Compared to June 30, 2007

Revenue, Cost of Sales and Gross Margin

Product revenues increased $1.9 million to $3.8 million for the six months ending June 30, 2008 compared to $1.9 million for the six months ended June 30, 2007 based primarily on increased sales volume. Product cost of sales increased $288,000 to $6.3 million for the six months ending June 30, 2008 compared to $6.0 million for the same period in 2007. The increased product cost of sales associated with additional product sales was offset by lower direct labor costs and increased manufacturing absorption during the six months ending June 30, 2008 as compared to the same period in 2007. The product gross margin loss of $2.5 million for the six months ending June 30, 2008 decreased $1.6 million compared to $4.1 million for the same period in 2007, primarily due to increased revenue and better direct labor utilization.

Development grant revenues totaled $80,000 for the six months ending June 30, 2008 and development cost of sales totaled $379,000. There were no development grant revenues or development cost of sales generated during 2007. The increase in both revenues and costs associated with development was due to our entry into a joint development agreement with Animas Corporation in the first quarter of 2008.

Research and Development. Research and development expense increased $1.6 million to $9.6 million for the six months ending June 30, 2008, compared to $8.1 million for the six months ending June 30, 2007. Changes in research and development expense include $849,000 in higher development costs and $727,000 in higher clinical and regulatory and quality assurance costs. Major elements of increased research and development costs include $502,000 in additional facilities costs, $254,000 in additional consulting fees, and $250,000 in increased supplies.

Selling, General and Administrative. Selling, general and administrative expense increased $2.8 million to $13.7 million for the six months ending June 30, 2008, compared to $10.8 million for the six months ending June 30, 2007. The increase was primarily due to additional sales and general and administrative costs. Major elements of increased selling, general, and administrative expenses include $1.2 million in higher share-based compensation, $483,000 in additional sales commissions, and $371,000 in additional facilities costs.

Interest Income. Interest income decreased $1.0 million to $872,000 for the six months ending 2008, compared to $1.9 million for the six months ending June 30, 2007. The decrease in interest income was primarily due to lower interest earning cash and marketable securities balances and lower yields during the six months ending June 30, 2008 as compared to the same period in 2007.

Interest Expense. Interest expense increased $632,000 to $1.8 million for the six months ending June 30, 2008, compared to $1.2 million for the six months ending June 30, 2007. The increase in expense was primarily due to our $60 million in convertible notes that was outstanding for the entire six months ending June 30, 2008 compared to being outstanding during a shorter period of time in the six months ending June 30, 2007 following the issuance in March of 2007.

Liquidity and Capital Resources

We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of June 30, 2008, we had an accumulated deficit of $203.3 million and had working capital of $34.3 million. Our cash, cash equivalents and short-term marketable securities totaled $37.9 million, excluding $5.4 million in restricted cash. We have funded our operations primarily from the sale of equity and debt securities and our bank line, raising aggregate net proceeds of $169 million from equity sales and $46.3 million from debt sales through June 30, 2008. As of June 30, 2008 we had a total of $4.5 million outstanding under our amended bank equipment loan that we are required to repay through July 2011.

Net Cash Used in Operating Activities. Net cash used in operating activities increased $12.3 million to $28.4 million for the six months ending June 30, 2008, compared to $16 million net cash used for the same period in 2007. The increase in cash used in operations was primarily due to $9.4 million in changes in operating assets and liabilities and $4.8 million in additional net loss, offset by $1.9 million in additional non-cash charges primarily comprised of share-based compensation. Of the $9.4 million in changes in operating assets and liabilities, $4.5 million was due to additional restricted cash requirements and $1.8 million was due to additional on hand inventory in anticipation of moving manufacturing operations to our new production facility and to meet forecasted sales.

Net Cash Provided By Investing Activities. Net cash provided by investing activities was $6.8 million for the six months ending June 30, 2008, compared to $23.1 million used for the same period of 2007. The increase in cash provided by investing activities was primarily due to $21.4 million decrease in cash used to purchase available-for-sale marketable securities offset by $9.2 million in additional proceeds from the maturities of short-term marketable securities for the six months ending June 30, 2008 as compared to the same period in 2007. For the six months ending June 30, 2008, we invested $1.5 million in equipment to support manufacturing improvements compared to $718,000 during the same period in 2007.

Net Cash Provided by Financing Activities. Net cash provided by financing activities decreased $43.4 million to $3.4 million for the six months ending June 30, 2008, compared to $46.8 million for the same period of 2007. The decrease was primarily due to the $46.4 million in net convertible debt proceeds generated for the six months ending June 30, 2007 compared to none in the same period of 2008.

Operating Capital and Capital Expenditure Requirements

We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses to commercialize our approved products, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.

We believe that our cash, cash equivalents, short-term marketable securities balances, and projected cash contributions from future partnership arrangements, will be sufficient to meet our anticipated cash requirements with respect to the scale-up of our commercialization, clinical trials, research and development activities, PMA applications and to meet our other anticipated cash needs for at least the next twelve months. There can be no assurance that we will be successful in obtaining additional cash contributions from future partnership arrangements. If our available cash, cash equivalents and short-term marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

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

Contractual Obligations

We are party to various purchase arrangements related to components used in production and research and development activities. As of June 30, 2008, we had purchase commitments with certain vendors totaling approximately $2.5 million due within one year. There are no purchase commitments due beyond one year.

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

Revenue Recognition

We sell durable systems and disposable units through a direct sales force in the United States as well as through distribution arrangements in the United States. Components are individually priced and can be purchased separately or together. The SEVEN durable system includes a transmitter, a receiver, a power cord, a finger-stick meter interface cable, data management software and a USB cable. Disposable sensors for use with the SEVEN are sold separately in packages of four. The initial SEVEN durable system price is not dependent upon the purchase of any amount of disposable SEVEN sensors. We discontinued sales of our STS 3-day durable system in the second quarter of 2007 and we discontinued the sale of our three day sensors during the second quarter of 2008.

Revenue on product sales is recognized upon shipment, which is when title and the risk of loss have been transferred to the customer and there are no other post-shipment obligations. Our products are generally paid for at the time of shipment using a customer’s credit card and do not include customer acceptance provisions. After approval of our second generation continuous glucose monitoring system, the SEVEN, on May 31, 2007, we started taking orders for an “Upgrade Kit” to upgrade existing customers for $150. Before the Upgrade Kit became available for shipment, for systems sold that included an upgrade right, a portion of the sales price was allocated to the undelivered Upgrade Kit and deferred based on the fair value of the Upgrade Kit. This deferred revenue was recognized when the Upgrade Kit was delivered to the customer. Deferred product revenue as of June 30, 2008 totaled approximately $1,000. In August 2007, we adopted a “30-day money back guarantee” program whereby customers who purchase the SEVEN durable system and a package of four disposable sensors may return the SEVEN durable system for any reason within thirty days of purchase and receive a full refund of their purchase price. We accrue for estimated returns and/or refunds by reducing revenues and establishing a liability account at the time of shipment based on historical experience. During the second quarter of 2008, we entered into a distribution agreement that allows the distributor to sell our durable systems and disposable units. We shipped product directly to the distributor’s customers and recognized $194,000 in revenue during the period.

During the first quarter of 2008, we entered into a development agreement which provided us with a development grant. Revenue from development grants is recognized ratably over the life of the development agreements when all conditions for revenue recognition have been met as outlined in Staff Accounting Bulletin 104 and Emerging Issues Task Force (EITF) 00-21 Revenue with Multiple Element Arrangements. As of June 30, 2008, we had $420,000 in deferred revenue relating to our development agreement.

Share-Based Compensation

On January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. As permitted by SFAS 123(R), we utilize the Black-Scholes option-pricing model as the method of valuation for share-based awards granted. Share-based compensation expense recognized under SFAS 123(R) for the three and six months ending June 30, 2008 was $2.0 million and $3.9 million, respectively, compared to $1.4 million and $2.5 million, respectively, for the three and six months ending June 30, 2007. As of June 30, 2008, there was $20.8 million of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of our operating expenses through 2012. Compensation costs will be adjusted for future changes in estimated forfeitures. Prior to January 1, 2006, we had adopted the disclosure-only provision of SFAS 123 as discussed further in our annual report on Form 10-K. Accordingly, we had not previously recognized compensation expense, except for share-based compensation expense accounted for in accordance with APB 25.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the Company’s nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The effective date of the FSP is for financial statements issued for fiscal years beginning after December 15, 2008. We believe the convertible debt issued in March 2007 falls under the FSP and we are required to retroactively apply the guidance. Although we have not completed our analysis of the impact of this guidance, we believe the application would cause a reduction to the carrying value of the debt on our balance sheet and a corresponding increase in non-cash interest expense to be recognized over the initial five year redemption period which could be significant.

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

On August 11, 2005, Abbott Diabetes Care, Inc., or Abbott, filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware, seeking a declaratory judgment that our short-term continuous glucose monitor infringes certain patents held by Abbott. In August 2005, we moved to dismiss these claims and filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office (the “Patent Office”) and by March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against us in the litigation. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by our short-term continuous glucose monitor. On August 18, 2006 the court granted the our motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim. In approving the stay, the court also granted our motion to strike, or disallow, Abbott’s amended complaint in which Abbott had sought to add three additional patents to the litigation. In late 2006, the Patent Office issued a non-final rejection of all claims we submitted for reexamination in two of the Abbott patents cited in the original lawsuit. In both cases, Abbott has filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented by us, seeking to amend certain claims to overcome the prior art presented by us, and seeking to add new claims. In response, we filed a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments and in October 2007 the Patent Office ordered reexamination of each of the second reexamination requests. In early 2008, the Patent Office issued a non-final rejection of all claims we submitted for reexamination in the other two patents cited in the original complaint. In both cases, Abbott has filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and seeking to add new claims. Subject to the stay, we intend to continue to vigorously contest the action.

Subsequent to the court’s August 18, 2006 order striking Abbott’s amended complaint, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of the three additional patents it had sought to include in the litigation discussed above. We believe this complaint, like the first, is without merit and we intend to vigorously contest the action. To that end, we filed requests with the Patent Office to reexamine each of the three additional patents cited by Abbott and on September 7, 2006, we filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, we asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. On September 30, 2007, the court granted our motion to consolidate the cases and stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against us. In February 2007, the Patent Office ordered reexamination of each of the three patents cited in this new lawsuit and in June 2007, the Patent Office issued a non-final rejection of all claims we submitted for reexamination in two of the Abbott patents cited in the new lawsuit. In each of these cases, Abbott has filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and seeking to add new claims. In response, we filed a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments and by February 2008, the Patent Office had ordered reexamination of each of the second reexamination requests. In March 2008, the Patent Office issued a Notice of Intent to Issue a Reexamination Certificate, confirming the claims of the third of the additional three patents asserted by Abbott. In response, we filed another reexamination request on this patent, which was ordered in June of 2008.

In 2008, Abbott copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If the interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also in 2008, Abbott has filed reexamination requests seeking to invalidate two of our patents in the Patent Office. In both reexamination requests, the Patent Office has ordered the reexamination and issued non-final office actions.

ITEM 1A.	RISK FACTORS

Factors that May Affect our Financial Condition and Results of Operations

We have a limited operating history and our products may never achieve market acceptance.

We are a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for people with diabetes. On March 24, 2006, we received approval from the FDA for our first product, the STS, designed for up to three days of continuous use. On May 31, 2007, we received approval from the FDA for our second generation continuous glucose monitoring system, the SEVEN, designed for up to seven days of continuous use, and we began commercializing this product in the third quarter of 2007. As part of our commercialization of the SEVEN, we discontinued sales of our STS three-day durable system in the second quarter of 2007 and discontinued the sale of our three day sensors during the second quarter of 2008. Since inception, we have devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. More recently, we have devoted considerable resources to the commercialization of the SEVEN as well as the continued clinical development of our technology platform. We expect that sales of our SEVEN, which consists of a handheld receiver, reusable transmitter and disposable sensor, will account for substantially all of our revenue for the foreseeable future. From inception through June 30, 2008, revenues from sales of our continuous glucose monitoring products total approximately $10.6 million. However, we have limited experience in selling our products and we might be unable to successfully commercialize our products for a number of reasons, including:

•	market acceptance of our products by physicians and patients will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use;

•	we may not be able to manufacture our products in commercial quantities or at an acceptable cost;

•	patients do not generally receive reimbursement from third-party payors for their purchase of our products, which may reduce widespread use of our products;

•	our inexperience in marketing, selling and distributing our products;

•	we may not have adequate financial or other resources to successfully commercialize our products;

•	the uncertainties associated with establishing and qualifying new manufacturing facilities;

•	our products are not labeled as a replacement for the information that is obtained from single-point finger stick devices;

•	patients will need to incur the costs of our products in addition to single-point finger stick devices;

•	the introduction and market acceptance of competing products and technologies;

•	our inability to obtain sufficient quantities of supplies at appropriate quality levels from our sole source and other key suppliers; and

•	rapid technological change may make our technology and our products obsolete.

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

If we fail to generate sufficient revenue due to any of the factors described in this section entitled “Risk Factors,” or otherwise, we could have difficulty paying amounts due on our indebtedness. Although the convertible senior notes mature in 2027, the holders of the convertible senior notes may require us to repurchase their notes prior to maturity under certain circumstances, including specified fundamental changes such as the sale of a majority of the voting power of the company. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of the convertible senior notes, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any other indebtedness that we may have outstanding at such time. Any default under our indebtedness could have a material adverse effect on our business, operating results and financial condition.

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

We have incurred net losses in each year since our inception in May 1999, including a net loss of $27.0 million for the six months ended June 30, 2008. As of June 30, 2008, we had an accumulated deficit of $203.3 million. We have financed our operations primarily through private placements of our equity and debt securities and our public offerings, and have devoted a substantial portion of our resources to research and development relating to our continuous glucose monitoring systems, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of our products. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public companies. As a result, we expect to continue to incur significant operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and may adversely affect our ability to pay interest on, and principal of, the convertible senior notes.

If we are unable to establish adequate sales, marketing and distribution capabilities or enter into and maintain arrangements with third parties to sell, market and distribute our continuous glucose monitoring products, our business may be harmed.

To achieve commercial success for our products, we must continue to develop and grow our sales and marketing organization and enter into arrangements with others to market and sell our products. We currently employ a small direct sales force to market our products in the United States. Our sales organization competes with the experienced and well-funded marketing and sales operations of our competitors. We have limited experience developing and managing a direct sales organization and marketing and distributing our products, and we may be unsuccessful in our attempt to do so. We have also entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. Because of the competition for their services, we may be unable to recruit or retain additional qualified distributors. Further, we may not be able to enter into agreements with distributors on commercially reasonable terms, if at all.

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

We have contracted with third parties to market and sell our products in the United States to access the existing bases of diabetes patients of certain distributors. To the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States, our product margins could be lower than if we directly marketed and sold our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we do not know whether these efforts will be successful. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable.

We have limited manufacturing capabilities and manufacturing personnel, and if our manufacturing capabilities are insufficient to produce an adequate supply of products at appropriate quality levels, our growth could be limited and our business could be harmed.

We currently have limited resources, facilities and experience in commercially manufacturing sufficient quantities of product to meet expected demand for our products. We have had difficulty scaling our manufacturing operations to provide a sufficient supply of product to support our commercialization efforts. We have also experienced periods of backorder and, at times, have had to limit the efforts of our sales force to introduce our products to new customers. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. We have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts, however, there can be no assurances that supply will not be constrained going forward. In order to produce our products in the quantities we anticipate will be necessary to meet market demand, we will need to increase our manufacturing capacity by a significant factor over the current level. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, materials procurement, problems with production yields and quality control and assurance. Developing commercial-scale manufacturing facilities will require the investment of substantial additional funds and the hiring and retention of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience. Also, the scaling of manufacturing capacity is subject to numerous risks and uncertainties, such as construction timelines, design, installation and maintenance of manufacturing equipment, among others, which can lead to unexpected delays. In addition, our facilities may have to undergo additional inspections by the FDA and corresponding state agencies. We cannot assure you that we will be able to develop and expand our manufacturing process and operations or obtain FDA and state agency approval of our facilities in a timely manner or at all. If we are unable to manufacture a sufficient supply of our current products or any future products for which we may receive approval, maintain control over expenses or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand and our business will suffer.

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

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Our SEVEN does not yet have broad reimbursement by Medicare or private third-party payors and the scope of insurance coverage is limited. Until reimbursement or insurance coverage is widely established, patients will have to bear the financial cost of the SEVEN. On November 2, 2007, the Centers for Medicare and Medicaid (“CMS”) released its 2008 Alpha-Numeric HCPCS File which included three separate codes applicable to each of the three components of our continuous glucose monitoring system and HCPCS codes for continuous glucose monitoring became effective on January 1, 2008. HCPCS codes are billing codes used by Medicare and private third-party payors, but do not represent a reimbursement coverage decision by CMS. In the United States, patients using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will be substantially dependent on whether third-party coverage and reimbursement is widely available for patients that use our products. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. The continuing efforts of government and third-party payors to contain or reduce the costs of healthcare may limit our revenue. Our initial dependence on the commercial success of our products makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for our products, patients may not use it.

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

On August 11, 2005, Abbott Diabetes Care, Inc., or Abbott, filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware, seeking a declaratory judgment that our short-term continuous glucose monitor infringes certain patents held by Abbott. In August 2005, we moved to dismiss these claims and filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office (the “Patent Office”) and by March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against us in the litigation. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by our short-term continuous glucose monitor. On August 18, 2006 the court granted our motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim. In approving the stay, the court also granted our motion to strike, or disallow, Abbott’s amended complaint in which Abbott had sought to add three additional patents to the litigation. In late 2006, the Patent Office issued a non-final rejection of all claims we submitted for reexamination in two of the Abbott patents cited in the original lawsuit. In both cases, Abbott has filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art that we have presented, seeking to amend certain claims to overcome the prior art that we have presented, and seeking to add new claims. In response, we filed a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments and in October 2007, the Patent Office ordered reexamination of each of the second reexamination requests. In early 2008, the Patent Office issued a non-final rejection of all claims we have submitted for reexamination in the other two patents cited in the original complaint. In both cases, Abbott has filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and seeking to add new claims. Subject to the stay, we intend to continue to vigorously contest the action.

Subsequent to the court’s August 18, 2006 order striking Abbott’s amended complaint, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of the three additional patents it had sought to include in the litigation discussed above. We believe this complaint, like the first, is without merit and we intend to vigorously contest the action. To that end, we filed requests with the Patent Office to reexamine each of the three additional patents cited by Abbott and on September 7, 2006, we filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, we asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. On September 30, 2007, the court granted our motion to consolidate the cases and stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against us. In February 2007, the Patent Office ordered reexamination of each of the three patents cited in this new lawsuit and in June 2007, the Patent Office issued a non-final rejection of all claims we submitted for reexamination in two of the Abbott patents cited in the new lawsuit. In each of these cases, Abbott has filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and seeking to add new claims. In response, we filed a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments and by February 2008, the Patent Office had ordered reexamination of each of the second reexamination requests. In March 2008, the Patent Office issued a Notice of Intent to Issue a Reexamination Certificate, confirming the claims of the third of the additional three patents asserted by Abbott. In response, we filed another reexamination request on this patent, which was ordered in June of 2008.

In 2008, Abbott copied claims from certain of DexCom’s applications, and stated that it may seek to provoke an interference with certain of DexCom’s pending applications in the Patent Office. If the interference is declared and Abbott prevails in the interference, DexCom would lose certain patent rights to the subject matter defined in the interference. Also in 2008, Abbott has filed reexamination requests seeking to invalidate two of DexCom’s patents in the Patent Office. In both reexamination requests, the Patent Office has ordered the reexamination and issued non-final office actions.

Although it is our position that Abbott’s assertions of infringement have no merit, and that the potential interference and reexamination requests have no merit, neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation, potential interference or reexamination requests can be assessed. No assurances can be given that we will prevail in the lawsuit or that we can successfully defend ourselves against the claims made by Abbott, and we expect to incur significant costs in defending the action, which could have a material adverse effect on our business and our results of operations regardless of the final outcome of such litigation. Subject to the stay, Abbott could immediately seek a preliminary injunction that, if granted, would force us to stop making, using, selling or offering to sell our products. Our SEVEN is our only current product that is approved for commercial sale, and if we were forced to stop selling it, our business and prospects would suffer. We cannot assure you that Abbott will not file for a preliminary injunction, that we would be successful in defending against such an action if filed or that we can successfully defend ourselves against the claim. In addition, defending against this action could have a number of harmful effects on our business, including those discussed in the following risk factor, regardless of the final outcome of such litigation.

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

To protect our proprietary rights, we may in the future need to assert claims of infringement against third parties. The outcome of litigation to enforce our intellectual property rights in patents, copyrights, trade secrets or trademarks is highly unpredictable, could result in substantial costs and diversion of resources, and could have a material adverse effect on our financial condition and results of operations regardless of the final outcome of such litigation. In the event of an adverse judgment, a court could hold that some or all of our asserted intellectual property rights are not infringed, invalid or unenforceable, and could award attorney fees.

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

In the ordinary course of our business, we enter into collaborative arrangements to develop new products and to pursue new markets, such as our agreements with Animas Corporation and Insulet Corporation, to integrate our receiver technology into their respective insulin delivery systems. These collaborations may not result in the development of products that achieve commercial success and could be terminated prior to developing any products. Accordingly, we cannot assure you that any of our collaborations will result in the successful development of a commercially viable product or result in significant additional future revenues.

No continuous glucose monitoring system, including our products, has yet received FDA clearance as a replacement for single-point finger stick devices, and our products may never be approved for that indication.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including further development of our direct sales force and expansion of our manufacturing capacity, and on research and development, including conducting clinical trials for our next generation continuous glucose monitoring systems. For the six months ended June 30, 2008, our net cash used in operating activities was $28.4 million, compared to $16 million for the same period in 2007, and as of June 30, 2008, we had working capital of $34.3 million, including $37.9 million in cash, cash equivalents and short-term marketable securities. We expect that our cash used by operations will increase significantly in each of the next several years, and we may need additional funds to continue the commercialization of our products and for the development and commercialization of other continuous glucose monitoring systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

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

Any product for which we obtain marketing approval will be subject to continual review and periodic inspections by the FDA and other regulatory bodies, which may include inspection of our manufacturing processes, post-approval clinical data and promotional activities for such product. The FDA’s medical device reporting, or MDR, regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury. We and our suppliers are required to comply with the FDA’s Quality System Regulation, or QSR, and other regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, shipping and servicing of our products. The FDA enforces the QSR through unannounced inspections. We currently manufacture our devices at our headquarters facility in San Diego, California and at another facility nearby. In these facilities we have more than 5,000 square feet of laboratory space and approximately 5,000 square feet of controlled environment rooms. In January 2007, our facilities were subject to a post-approval PMA and QSR audit by the FDA. Based on the results of this inspection, we believe we are in substantial compliance with the regulatory requirements for a commercial medical device manufacturer and there were no major observations from the FDA resulting from this audit. At the close of the inspection, the FDA issued a Form 483 identifying several inspectional observations and, although we had no formal requirements or obligations to provide anything further to the FDA regarding these observations, in April 2007 we voluntarily provided formal written evidence to the FDA of our actions taken to address these minor observations. In addition, our method of wireless communication from the transmitter to the receiver may be affected by regulatory amendments. Medtronic has filed a petition with the FCC requesting the FCC establish a bifurcated MICS band which would require device manufacturers whose products will operate in the main MICS band to either manufacture their devices using listen-before-transmit technology, or to transmit on a side band outside the main MICS band at lower power. Although the SEVEN does not comply with existing MICS band listen-before-transmit requirements, the FCC determined that the likelihood of our device causing interference is low, which was the basis for the FCC’s issuance of a waiver from these requirements. Our waiver includes a one year grace period to conform with any new rules adopted by the FCC with respect to the use of the MICS band. If the FCC does create a separate spectrum and does not extend our waiver to allow us to continue to operate in the main MICS band, we may be required to re-engineer our product to transmit over a different frequency which may require changes to our regulatory approvals and may have an adverse impact on the operation of our products. Compliance with ongoing regulatory requirements can be complex, expensive and time-consuming. Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following actions:

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the Company’s nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The effective date of the FSP is for financial statements issued for fiscal years beginning after December 15, 2008. We believe the convertible debt issued in March 2007 falls under the FSP and we are required to retroactively apply the guidance. Although we have not completed our analysis of the impact of this guidance, we believe the application would cause a reduction to the carrying value of the debt on our balance sheet and a corresponding increase in non-cash interest expense to be recognized over the initial five year redemption period which could be significant.

Our loan and security agreement contains restrictions that may limit our operating flexibility.

In March of 2006, we entered into our Loan Agreement that provided for a loan to finance various equipment and leasehold improvement expenses. In January of 2008, we amended our Loan Agreement to enable us to draw an additional $3.0 million. We are required to repay this additional amount between April 2008 and July 2011. As of June 30, 2008, we had a total outstanding loan balance under the Loan Agreement of $4.5 million. The Loan Agreement requires us to maintain a minimum cash balance with Square 1 Bank, and also imposes certain limitations on us, including limitations on our ability to:

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

Our annual meeting of stockholders was held on May 19, 2008. Of the 29,479,255 shares of common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 24,788,068 shares of common stock, representing 84% of the total number of shares entitled to vote at the meeting. This percentage represented a quorum. The following three proposals were presented and voted on at the meeting:

Proposal 1

To elect one Class III director, Sean Carney, to hold office until our 2011 Annual Meeting of Stockholders. The nominee was elected by a plurality of the shares represented and entitled to vote at the meeting. The voting results were:

Nominee	For	Withheld
Sean Carney	24,074,383	1,221,577

Proposal 2

To consider and vote upon a proposal to approve an amendment of our 2005 Equity Incentive Plan to increase the number of authorized shares under the 2005 Equity Incentive Plan by 1,250,000. The proposal was approved by more than a majority of the shares represented and voted on Proposal 2 at the meeting. The voting results were:

For	Against	Abstain	Broker Non- Vote
12,098,369	8,711,938	9,752	4,475,901

Proposal 3

To ratify the selection by the audit committee of our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. The appointment was approved by more than a majority of the shares represented and entitled to vote at the meeting. The voting results were:

For	Against	Abstain	Broker Non- Vote
24,376,261	825,946	93,752	0

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
10.01	Manufacturing and Supply Agreement, dated April 3, 2008 between the Company and PTG Medical, LLC*	10-Q	000-51222	05/08/08	10.28

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

*	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and are filed separately with the Securities and Exchange Commission.

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that DexCom specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXCOM, INC.
(Registrant)

Dated: August 5, 2008	By:	/s/ Terrance H. Gregg
Terrance H. Gregg,
President and Chief Executive Officer

Dated: August 5, 2008	By:	/s/ Jess Roper
Jess Roper,
Chief Financial Officer