Form 10-Q
period 2008-09-30
DEXCOM INC
filed 2008-11-10
CIK 1093557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☐    No  ☒

As of November 5, 2008, 29,787,706 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

DexCom, Inc.

Consolidated Balance Sheets

(In thousands—except par value data)

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$4,642	$23,115
Short-term marketable securities, available-for-sale	20,741	41,208
Accounts receivable, net	429	215
Inventory	2,590	1,139
Prepaid and other current assets	1,382	1,614

Total current assets	29,784	67,291
Property and equipment, net	6,442	6,649
Restricted cash	4,839	914
Other assets	2,010	2,405

Total assets	$43,075	$77,259

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,663	$4,535
Accrued payroll and related expenses	2,722	2,537
Current portion of long-term debt	2,275	1,375
Current portion of deferred revenue	167	—

Total current liabilities	7,827	8,447
Long-term portion of deferred revenue	212	—
Other liabilities	679	666
Long-term debt, net of current portion	61,650	61,031

Total liabilities	70,368	70,144
Commitments and contingencies (Note 4)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Common stock, $0.001 par value, 100,000 authorized; 30,067 and 29,788 issued and outstanding at September 30, 2008; 28,778 and 28,624 shares issued and outstanding at December 31, 2007	30	29
Additional paid-in capital	190,744	183,325
Accumulated other comprehensive income (loss)	(81)	13
Accumulated deficit	(217,986)	(176,252)

Total stockholders’ (deficit) equity	(27,293)	7,115

Total liabilities and stockholders’ (deficit) equity	$43,075	$77,259

See accompanying notes

DexCom Inc.

Consolidated Statements of Operations

(In thousands—except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Product revenue	$1,878	$1,224	$5,643	$3,099
Development grant revenue	42	—	122	—

Total revenue	1,920	1,224	5,765	3,099
Product cost of sales	3,577	3,113	9,833	9,081
Development cost of sales	263	—	643	—

Total cost of sales	3,840	3,113	10,476	9,081

Gross margin (deficit)	(1,920)	(1,889)	(4,711)	(5,982)
Operating expenses
Research and development	5,418	3,671	15,058	11,734
Selling, general and administrative	6,652	5,943	20,320	16,783

Total operating expenses	12,070	9,614	35,378	28,517
Operating loss	(13,990)	(11,503)	(40,089)	(34,499)
Interest income	215	1,014	1,087	2,932
Interest expense	(913)	(895)	(2,732)	(2,082)

Net loss	$(14,688)	$(11,384)	$(41,734)	$(33,649)

Basic and diluted net loss per share	$(0.50)	$(0.40)	$(1.42)	$(1.19)

Shares used to compute basic and diluted net loss per share	29,627	28,325	29,415	28,283

See accompanying notes

DexCom, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net loss	$(41,734)	$(33,649)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,268	1,908
Share-based compensation	5,707	4,245
Accretion and amortization related to investments, net	(26)	(344)
Amortization of debt issuance costs	412	281
Changes in operating assets and liabilities:
Accounts receivable	(214)	(51)
Inventory	(1,451)	378
Prepaid and other assets	281	473
Restricted cash	(3,925)	—
Accounts payable and accrued liabilities	(1,872)	(676)
Accrued payroll and related expenses	185	1,086
Deferred revenue	379	—
Deferred rent and other liabilities	13	306

Net cash used in operating activities	(39,977)	(26,043)
Investing activities
Purchase of available-for-sale marketable securities	(32,950)	(63,306)
Proceeds from the maturity of available-for-sale marketable securities	53,301	40,403
Purchase of property and equipment	(2,061)	(848)

Net cash provided by/(used in) investing activities	18,290	(23,751)
Financing activities
Proceeds from issuance of senior convertible notes	—	60,000
Payment of senior convertible notes issuance costs	—	(2,661)
Purchase of senior convertible notes call spread options	—	(10,950)
Net proceeds from issuance of common stock	1,696	690
Proceeds from equipment loan	2,657	412
Repayment of equipment loan	(1,138)	(688)

Net cash provided by financing activities	3,215	46,803

Effect of exchange rate changes on cash and cash equivalents	(1)	—

Increase (decrease) in cash and cash equivalents	(18,473)	(2,991)
Cash and cash equivalents, beginning of period	23,115	18,167

Cash and cash equivalents, ending of period	$4,642	$15,176

Non-cash investing and financing transactions:
Common shares received as settlement for a call spread option	$869	$1,420

See accompanying notes

DexCom, Inc.

Notes to Consolidated Financial Statements

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

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which (except for the changes in estimates described below) include only normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2007 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 11, 2008.

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include excess or obsolete inventories, warranty accruals, employee bonus, clinical study expenses, trade show expenses, allowances for returned product, allowance for bad debt, and share-based compensation expense. Excess and obsolete inventories are estimated by identifying the amount of on hand and on order materials compared to expected future sales, taking into account clinical trial and development usage along with new product introductions. Employee bonus estimates are based, in part, on the 2008 bonus plan’s authorized target bonus amounts of up to 50%, 35% and 25% of base salary for the Company’s Chief Executive Officer, its Senior Vice Presidents, and the remainder of its non-sales management employees, respectively, to be awarded from the bonus pool based on the weighted average achievement of certain objectives. The amount of any bonus under the 2008 plan will be predicated on achieving targeted revenue goals and performance milestones. In general, 70% of any bonus paid under the 2008 Plan is based on achieving certain annual revenue goals and 30% is based on achieving certain performance milestones. Clinical trial expenses are accrued based on estimates of progress under related contracts and include initial set up costs as well as ongoing monitoring over multiple sites in the U.S. and abroad. An allowance for refunds for returned products is determined by analyzing the timing and amounts of past refund activity.

Share-Based Compensation

The Company recorded $1.8 million and $1.7 million in share-based compensation expense during the three months ended September 30, 2008 and 2007, respectively, and $5.7 million and $4.2 million during the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008, unrecognized estimated compensation costs related to non-vested stock options totaled $20.0 million and is expected to be recognized through 2012. The Company utilizes the Black-Scholes option-pricing model as the method of valuation for share-based awards granted.

Revenue Recognition

The Company sells its durable systems and disposable units through a direct sales force in the United States and through distribution arrangements in the United States. Components are individually priced and can be purchased separately or together. The SEVEN durable system includes a reusable transmitter, a receiver, a power cord, a finger-stick meter interface cable, data management software and a USB cable. Disposable sensors for use with the SEVEN durable system are sold separately in packages of four. The initial SEVEN durable system price is not dependent upon the purchase of any amount of disposable SEVEN sensors. The Company discontinued sales of its STS three day durable system in the second quarter of 2007 and discontinued the sale of its three day sensors during the second quarter of 2008.

Revenue on product sales is recognized upon shipment, which is when title and the risk of loss have been transferred to the customer and there are no other post shipment obligations. With respect to customers who directly pay for products, the products are generally paid for at the time of shipment using a customer’s credit card and do not include customer acceptance provisions. The company recognizes revenue from contracted insurance payors based on the contracted rate. The company recognizes revenue from non-contracted insurance payors based on the estimated collectible amount and historical experience.

After approval of the Company’s second generation continuous glucose monitoring system, the SEVEN, on May 31, 2007, the Company started taking orders for an “Upgrade Kit” to upgrade existing customers for $150. Before the Upgrade Kit became available for shipment, for systems sold that included an upgrade right, a portion of the sales price was allocated to the undelivered Upgrade Kit and deferred based on the fair value of the Upgrade Kit. This deferred revenue was recognized when the Upgrade Kit was delivered to the customer. In August 2007, the Company adopted a “30-day money back guarantee” program whereby customers who purchase the SEVEN durable system and a package of four disposable sensors may return the SEVEN durable system for any reason within thirty days of purchase and receive a full refund of their purchase price. The Company accrues for estimated returns and/or refunds by reducing revenues and establishing a liability account at the time of shipment based on historical experience. During 2008, the Company entered into distribution agreements that allow the distributors to sell the Company’s durable systems and disposable units. With respect to one distributor, the Company shipped product directly to the distributor’s customers and recognized $416,000 and $610,000 in revenue for the three and nine months ending September 30, 2008.

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

Foreign Currency

The consolidated financial statements of the company’s non-U.S. subsidiary, whose functional currency is the Swedish Krona, is translated into U.S. dollars for financial reporting purposes. Assets and liabilities are translated at period-end exchange rates, and revenue and expense transactions are translated at average exchange rates for the period. Cumulative translation adjustments are recognized as part of comprehensive income and are included in accumulated other comprehensive income in the consolidated balance sheet. Gains and losses on transactions denominated in other than the functional currency are reflected in operations.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments and foreign currency translation adjustments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss). The Company’s comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(14,688)	$(11,384)	$(41,734)	$(33,649)
Unrealized gain (loss) on short-term available-for-sale marketable securities	(35)	67	(93)	22
Foreign currency translation gain (loss)	(1)	—	(1)	—

Comprehensive gain (loss)	$(14,724)	$(11,317)	$(41,828)	$(33,627)

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,642	—	—	$4,642
Marketable securities, available for sale	$20,741	—	—	$20,741
Restricted cash	$4,839	—	—	$4,839

The Company has maintained only Level 1 financial assets during the three and nine months ended September 30, 2008.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the Company’s nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The effective date of the FSP is for financial statements issued for fiscal years beginning after December 15, 2008. The Company believes the convertible debt issued in March 2007 falls under the FSP and the Company will be required to retroactively apply the guidance. Although the Company has not completed its analysis of the impact of this guidance, it believes the application would cause a reduction to the carrying value of the debt on its balance sheet and a corresponding increase in non-cash interest expense to be recognized over the initial five year redemption period, which could be significant.

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

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Options outstanding to purchase common stock	6,141	5,764	6,141	5,764
Restricted stock	105	45	105	45
Convertible senior notes	7,692	7,692	7,692	7,692

Total	13,938	13,501	13,938	13,501

3. Financial Statement Details (in thousands)

Inventory

	September 30, 2008	December 31, 2007
Raw materials	$1,552	$649
Work-in-process	148	130
Finished goods	890	360

Total	$2,590	$1,139

Accounts Payable and Accrued Liabilities

	September 30, 2008	December 31, 2007
Accounts payable trade	$1,229	$1,532
Accrued tax, audit, and legal fees	552	442
Clinical trials	89	76
Accrued other including warranty	793	2,485

Total	$2,663	$4,535

Accrued Warranty

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Beginning balance	$85	$28	$52	$49
Charges to costs and expenses	127	85	454	128
Costs incurred	(135)	(67)	(429)	(131)

Ending balance	$77	$46	$77	$46

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

Call Spread Option

In March 2007, the Company entered into hedge transactions to minimize the potential dilution of the Company’s common stock upon conversion of the Convertible Senior Notes if the Company’s stock price exceeds $7.80 per share through March 2009. The Company has the right to purchase a number of shares of common stock equal to the number of shares underlying the $60 million principal amount of the notes, at a strike price equal to the conversion price of the notes, or $7.80 per share. The call spread options are structured in four tranches with one tranche expiring in each six-month interval for two years from the date of March 6, 2007. Each of the four options caps the potential benefit to the Company at market prices ranging from $9.00 for the option which expired in September 2007 to $18.50 for the option expiring in March 2009, which represents the single remaining tranche. The call spread options are separate transactions entered into by the Company and are not part of the terms of the Convertible Senior Notes.

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

Line of Credit

In March 2006, the Company entered into a loan and security agreement (the “Loan Agreement”) that provided for up to $5,000,000 to finance various equipment purchases through March 2007. In January 2008, the Company entered into an amendment to the Loan Agreement to finance additional equipment purchases. The amendment allows the Company to draw an additional amount of up to $3,000,000 under a new and additional Facility B Equipment Line.

At September 30, 2008, the Company had total borrowings of $3,925,000 under the Loan Agreement pursuant to the Facility A Equipment Line and Facility B Equipment Line and none was available for future borrowings. The loan bears an interest rate equal to the lender’s prime rate plus 0.25% and at September 30, 2008, the interest rate was 5.25%. Beginning April 2008, terms of the Facility B Equipment Line began to require monthly amortized payments through the maturity date of July 2011. Under the amended Loan Agreement, the Company continues to grant a security interest in substantially all of its personal property as collateral for the loan and is required to maintain cash balances equal to total outstanding loan balances with the lender.

Lease

In January 2007, the Company entered into a sublease agreement to sublet an existing facility near its corporate headquarters to a third party. Under the terms of the agreement, the Company sublet approximately 7,000 square feet of facilities space at terms and conditions, including real estate taxes and operating costs, which mirror the original lease agreement. The Company retains obligations per the original lease. Rental obligations, excluding real estate taxes and operating costs, owed by the Company, but subject to reimbursement by the subtenant in accordance with the terms of the sublease agreement, as of September 30, 2008, were as follows (in thousands):

Fiscal Year Ending
2008	$27
2009	111
2010	114
2011	48

Total	$300

Total rent expense for the nine months ended September 30, 2008 was $1.4 million.

Litigation

On August 11, 2005, Abbott Diabetes Care, Inc., or Abbott, filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware, seeking a declaratory judgment that the Company’s continuous glucose monitor infringes certain patents held by Abbott. In August 2005, the Company moved to dismiss these claims and filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office (the “Patent Office”) and by March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against the Company in the litigation. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by the Company’s continuous glucose monitor. On August 18, 2006, the court granted the Company’s motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim. In approving the stay, the court also granted the Company’s motion to strike, or disallow, Abbott’s amended complaint in which Abbott had sought to add three additional patents to the litigation. In late 2006, the Patent Office issued a non-final rejection of all claims the Company submitted for reexamination in two of the Abbott patents cited in the original lawsuit. In both cases, Abbott has filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented by the Company, seeking to amend certain claims to overcome the prior art presented by the Company, and seeking to add new claims. In response, the Company filed a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments and in October 2007, the Patent Office ordered reexamination of each of the second reexamination requests. In early 2008, the Patent Office issued a non-final rejection of all claims the Company submitted for reexamination in the other two patents cited in the original complaint. In both cases, Abbott filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented by the Company, seeking to amend certain claims to overcome the prior art presented by the Company, and seeking to add new claims. The Patent Office subsequently issued final rejections of all claims the Company submitted for reexamination for both patents. In October 2008, Abbott filed a response to the final rejections in one of the two reexaminations and the Company submitted second reexamination requests for these two patents.

Subsequent to the court’s August 18, 2006 order striking Abbott’s amended complaint, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging infringement of the additional patents it had sought to include in the litigation discussed above. The Company believes this complaint, like the first, is without merit and the Company intends to vigorously contest the action. To that end, the Company filed requests with the Patent Office to reexamine each of the three additional patents cited by Abbott and on September 7, 2006, the Company filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, the Company asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. On September 30, 2007, the court granted the Company’s motion to consolidate the cases and stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against the Company. In February 2007, the Patent Office ordered reexamination of each of the three patents cited in this new lawsuit and in June 2007, the Patent Office issued a non-final rejection of all claims the Company submitted for reexamination in two of the Abbott patents cited in the new lawsuit. In each of these cases, Abbott filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented by the Company, seeking to amend certain claims to overcome the prior art presented by the Company, and seeking to add new claims. In response, the Company filed a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments and by February 2008, the Patent Office had ordered reexamination of each of the second reexamination requests, one of which is under final rejection as of October 2008. Abbott has responded to the final rejection by filing an after final amendment. In March 2008, the Patent Office issued a Notice of Intent to Issue a Reexamination Certificate, confirming the claims of the third of the additional three patents asserted by Abbott. In response, the Company filed another reexamination request on this patent, which was ordered in June of 2008. In October of 2008 the Patent Office issued a non-final Office Action, rejecting claims 1-3 but confirming patentability of claim 4.

In 2008, Abbott copied claims from certain of the Company’s applications, and stated that it may seek to provoke an interference with certain of the Company’s pending applications in the Patent Office. If the interference is declared and Abbott prevails in the interference, the Company would lose certain patent rights to the subject matter defined in the interference. Also in 2008, Abbott has filed reexamination requests seeking to invalidate two of the Company’s patents in the Patent Office. In both reexamination requests, the Patent Office has ordered the reexamination and issued non-final office actions and the Company has responded to those non-final office actions by seeking claim construction to differentiate certain claims from the prior art, seeking to amend certain claims to overcome the prior art, and canceling certain claims.

Purchase Commitments

The Company is party to various purchase arrangements related to its development activities including materials used in its glucose monitoring systems. As of September 30, 2008, the Company had purchase commitments with vendors of $3.7 million due within one year. There are no purchase commitments due beyond one year.

5. Development Agreements

Insulet Corporation

On January 7, 2008, the Company entered into a development agreement with Insulet Corporation to integrate DexCom’s continuous glucose monitoring technology into Insulet’s wireless, handheld OmniPod System Personal Diabetes Manager. The agreement is non-exclusive and does not impact either party’s existing third party development agreements.

Animas Corporation

On January 10, 2008, the Company entered into a joint development agreement with Animas Corporation to integrate DexCom’s continuous glucose monitoring technology into Animas insulin pumps. Under the terms of the agreement, Animas will contribute up to $750,000 to DexCom to offset certain development, clinical and regulatory expenses. The agreement is non-exclusive and does not impact either party’s existing third party development agreements. In January of 2008 the Company received $500,000 and recorded $42,000 and $122,000 in revenue for the three and nine-month period ended September 30, 2008.

6. Subsequent Event

On November 10, 2008, the Company entered into a Collaboration Agreement (the “Agreement”) with Edwards Lifesciences LLC (“Edwards”). Pursuant to the Agreement, the Company and Edwards have agreed to develop jointly and to market continuous blood glucose sensing devices for application within the hospital market. Under the terms of the Agreement, Edwards is obligated to pay the Company an upfront fee of $13,000,000. In addition, the Company is entitled to receive up to $23,500,000 over the next three years for product development costs and milestones related to regulatory approvals and manufacturing readiness. The Company will also receive either a profit-sharing payment of up to 10% of commercial sales of the device, or a royalty of up to 6% of commercial sales of the device. The Agreement provides Edwards with an exclusive license under the Company’s intellectual property in the hospital market. Edwards will be responsible for global sales and marketing, and the Company will initially be responsible for manufacturing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are based upon current expectations. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including product performance, a lack of acceptance in the marketplace by physicians and patients, the inability to manufacture products in commercial quantities at an acceptable cost, possible delays in our research and development programs, the inability of patients to receive reimbursements from third-party payors, inadequate financial and other resources, global economic conditions, and the other risks set forth below under “Risk Factors” and elsewhere in this report. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

Overview

We are a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for people with diabetes. On March 24, 2006, we received approval from the FDA for our first product, the STS, designed for up to three days of continuous use. On May 31, 2007, we received approval from the FDA for our second generation continuous glucose monitoring system, the SEVEN, designed for up to seven days of continuous use, and we began commercializing this product in the third quarter of 2007. As part of our commercialization of the SEVEN, we discontinued sales of our STS three day durable system in the second quarter of 2007 and discontinued the sale of our three day sensors during the second quarter of 2008. Our approval allows for the use of the SEVEN by adults with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments. Our products must be prescribed by a physician and include a disposable sensor, a transmitter and a small handheld receiver. Our products are indicated for use as adjunctive devices to complement, not replace, information obtained from standard home blood glucose monitoring devices and our products must be calibrated periodically using a standard home blood glucose monitor. On November 15, 2007, we received FDA approval to calibrate the SEVEN using any FDA cleared blood glucose meter and we began shipping receivers with this feature in the first quarter of 2008. Previously, patients were required to calibrate the SEVEN using a LifeScan® Ultra® blood glucose meter connected to the receiver via an upload cable. The SEVEN sensor is inserted by the patient and is intended to be used continuously for up to seven days after which it is removed by the patient and may be replaced by a new sensor. Our transmitter and receiver are reusable. Since inception, we have devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. More recently, we have devoted considerable resources to the commercialization of the SEVEN as well as the continued research and clinical development of our technology platform.

According to the World Health Organization, in 2006 there were approximately 180 million people who suffered from diabetes worldwide. In 2007, there were an estimated 23.6 million people in the United States with diabetes, of which 17.9 million have been diagnosed, an increase of 2.8 million and 3.3 million, respectively, from 2005. The Centers for Disease Control and Prevention (CDC) estimates that approximately 4.8 million of these patients were treated with insulin. The increased prevalence of diabetes is believed to be the result of an aging population, unhealthy diets and increasingly sedentary lifestyles. According to the CDC, diabetes was the seventh leading cause of death by disease in the United States during 2007, and complications related to diabetes include heart disease, limb amputations, loss of kidney function and blindness.

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

We have built a direct sales organization to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. We currently sell the SEVEN only in the United States, but plan to expand our sales into Europe and elsewhere in the future. In September 2008, we established a wholly owned subsidiary in Sweden and hired a Vice President of International Business Development to begin our expansion. To complement our direct sales efforts, we also employ clinical specialists who educate and provide clinical support in the field. We believe our direct, highly-specialized and focused sales organization is sufficient for us to support our sales efforts and have no immediate plans to increase the size of the sales organization.

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

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Our SEVEN does not yet qualify for reimbursement by Medicare. Several private third-party payors have issued coverage policies for continuous glucose monitoring devices. In addition, we have negotiated contracted rates with three of the seven largest private insurance providers for the purchase of our products by their members. However, patients without insurance that covers our devices will have to bear the financial cost of our SEVEN. In order to establish widespread reimbursement or insurance coverage for our SEVEN, we believe that we need to develop an established base of users, gain the support of advocacy groups and show the benefits of our system through clinical data generated by clinical trials. On November 2, 2007, The Centers for Medicare and Medicaid, or CMS, released its 2008 Alpha-Numeric HCPCS File, which included three separate codes applicable to each of the three components of our continuous glucose monitoring systems, and HCPCS codes for continuous glucose monitoring became effective on January 1, 2008. HCPCS codes are billing codes used by Medicare and private third-party payors, but do not represent a reimbursement coverage decision by CMS. We currently employ in-house reimbursement expertise to assist physicians and patients in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create coverage policies with third-party payors during 2008. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, patients may not use them.

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

From inception through September 30, 2008, we had generated $12.6 million of revenue, and we have incurred net losses in each year since our inception in May 1999. From inception through September 30, 2008, we had an accumulated deficit of $218 million. We expect our losses to continue and increase as we expand our clinical trial activities and continue commercialization activities. We have financed our operations primarily through offerings of equity securities and convertible debt. In April 2005, we completed our initial public offering in which we sold 4,700,000 shares of common stock for net proceeds of $50.5 million. In March 2006, we entered into a Loan Agreement, which was subsequently amended in January 2008. As of September 30, 2008, we had an outstanding balance of $3.9 million under the Loan Agreement. In May 2006, we completed a follow-on offering of 2,117,375 shares of our common stock for net proceeds of $47.0 million. In March 2007, we issued an aggregate principal amount of $60,000,000 in 4.75% Convertible Senior Notes due in 2027.

Financial Operations

Revenue

From inception through September 30, 2008, we generated $12.4 million in revenue from the sale of our continuous glucose monitoring systems. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. During the first quarter of 2008, we entered into a joint development agreement with Animas Corporation and recognize development grant revenue ratably over the term of the agreement. From inception through September 30, 2008, we recognized $122,000 in development grant revenue.

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

Results of Operations

Quarter Ended September 30, 2008 Compared to September 30, 2007

Revenue, Cost of Sales and Gross Margin

Product revenues increased $654,000 to $1.9 million for the third quarter of 2008 compared to $1.2 million for the third quarter of 2007 based primarily on increased sales volume. Product cost of sales increased $464,000 to $3.6 million for the third quarter of 2008 compared to $3.1 million for the third quarter of 2007. The increased product cost of sales associated with additional product sales was offset primarily by increased manufacturing absorption during the third quarter of 2008 as compared to the same period in 2007. The product gross margin loss of $1.7 million for the third quarter of 2008 decreased $191,000 compared to $1.9 million for the same period in 2007, primarily due to increased revenue and better direct labor utilization.

Development grant revenues totaled $42,000 for the third quarter of 2008 and development cost of sales totaled $263,000. There were no development grant revenues or development cost of sales generated during 2007. The increase in both revenues and costs associated with development was primarily due to our entry into a joint development agreement with Animas Corporation in the first quarter of 2008.

Research and Development. Research and development expense increased $1.7 million to $5.4 million for the third quarter of 2008, compared to $3.7 million for the third quarter of 2007. Changes in research and development expense include $1.1 million in higher development costs and $685,000 in higher clinical and regulatory and quality assurance costs. Major elements of increased research and development costs include $531,000 in additional consulting fees, $243,000 in increased facilities costs, and $216,000 in additional supplies.

Selling, General and Administrative. Selling, general and administrative expense increased $709,000 to $6.7 million for the third quarter of 2008, compared to $5.9 million for the third quarter of 2007. The increase was primarily due to higher general and administrative and marketing costs offset by lower sales costs. Major elements of increased selling, general, and administrative expenses include $498,000 in higher salaries and $196,000 in increased facilities costs, offset by $352,000 in lower sales commissions.

Interest Income. Interest income decreased $799,000 to $215,000 for the third quarter of 2008, compared to $1.0 million for the third quarter of 2007. The decrease in interest income was primarily due to lower interest earning cash and marketable securities balances and lower yields during the third quarter of 2008 as compared to the third quarter of 2007.

Interest Expense. Interest expense totaled $913,000 for the third quarter of 2008, compared to $895,000 for the third quarter of 2007.

Nine Months Ended September 30, 2008 Compared to September 30, 2007

Revenue, Cost of Sales and Gross Margin

Product revenues increased $2.5 million to $5.6 million for the nine months ending September 30, 2008 compared to $3.1 million for the nine months ended September 30, 2007 based primarily on increased sales volume. Product cost of sales increased $752,000 to $9.8 million for the nine months ending September 30, 2008 compared to $9.1 million for the same period in 2007. The increased product cost of sales associated with additional product sales was offset by lower direct labor costs and increased manufacturing absorption during the nine months ending September 30, 2008 as compared to the same period in 2007. The product gross margin loss of $4.2 million for the nine months ending September 30, 2008 decreased $1.8 million compared to $6.0 million for the same period in 2007, primarily due to increased revenue and better direct labor utilization.

Development grant revenues totaled $122,000 for the nine months ending September 30, 2008 and development cost of sales totaled $643,000. There were no development grant revenues or development cost of sales generated during 2007. The increase in both revenues and costs associated with development was due to our entry into a joint development agreement with Animas Corporation in the first quarter of 2008.

Research and Development. Research and development expense increased $3.3 million to $15.1 million for the nine months ending September 30, 2008, compared to $11.7 million for the nine months ending September 30, 2007. Changes in research and development expense include $1.9 million in higher development costs and $1.4 million in higher clinical and regulatory and quality assurance costs. Major elements of increased research and development costs include $785,000 in additional consulting fees, $746,000 in additional facilities costs, and $361,000 in increased supplies.

Selling, General and Administrative. Selling, general and administrative expense increased $3.5 million to $20.3 million for the nine months ending September 30, 2008, compared to $16.8 million for the nine months ending September 30, 2007. The increase was primarily due to additional sales and general and administrative costs. Major elements of increased selling, general, and administrative expenses include $1.3 million in higher share-based compensation, $567,000 in additional facilities costs, and $502,000 in additional salaries.

Interest Income. Interest income decreased $1.8 million to $1.1 million for the nine months ending September 30, 2008, compared to $2.9 million for the nine months ending September 30, 2007. The decrease in interest income was primarily due to lower interest earning cash and marketable securities balances and lower yields during the nine months ending September 30, 2008 as compared to the same period in 2007.

Interest Expense. Interest expense increased $650,000 to $2.7 million for the nine months ending September 30, 2008, compared to $2.1 million for the nine months ending September 30, 2007. The increase in expense was primarily due to our $60 million in convertible notes that was outstanding for the entire nine months ending September 30, 2008 compared to being outstanding during a shorter period of time in the nine months ending September 30, 2007 following the issuance in March of 2007.

Liquidity and Capital Resources

We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of September 30, 2008, we had an accumulated deficit of $218.0 million and had working capital of $22.0 million. Our cash, cash equivalents and short-term marketable securities totaled $25.4 million, excluding $4.8 million in restricted cash. We have funded our operations primarily from the sale of equity and debt securities and our bank line, raising aggregate net proceeds of $169 million from equity sales and $46.3 million from debt sales through September 30, 2008. As of September 30, 2008 we had a total of $3.9 million outstanding under our amended bank equipment loan that we are required to repay through July 2011.

Net Cash Used in Operating Activities. Net cash used in operating activities increased $14.0. million to $40.0 million for the nine months ending September 30, 2008, compared to $26.0 million net cash used for the same period in 2007. The increase in cash used in operations was primarily due to $8.1 million in changes in operating assets and liabilities and $8.1 million in additional net loss, offset by $2.3 million in additional non-cash charges primarily comprised of share-based compensation. Of the $8.1 million in changes in operating assets and liabilities, $3.9 million was due to additional restricted cash requirements and $1.8 million was due to additional on hand inventory in anticipation of moving manufacturing operations to our new production facility and to meet forecasted sales.

Net Cash Provided By Investing Activities. Net cash provided by investing activities was $18.3 million for the nine months ending September 30, 2008, compared to $23.8 million used for the same period of 2007. The increase in cash provided by investing activities was primarily due to $30.4 million decrease in cash used to purchase available-for-sale marketable securities offset by $12.9 million in additional proceeds from the maturities of short-term marketable securities for the nine months ending September 30, 2008 as compared to the same period in 2007. For the nine months ending September 30, 2008, we invested $2.1 million in equipment to support manufacturing improvements compared to $848,000 during the same period in 2007.

Net Cash Provided by Financing Activities. Net cash provided by financing activities decreased $43.6 million to $3.2 million for the nine months ending September 30, 2008, compared to $46.8 million for the same period of 2007. The decrease was primarily due to the $46.4 million in net convertible debt proceeds generated for the nine months ending September 30, 2007 compared to none in the same period of 2008.

Operating Capital and Capital Expenditure Requirements

We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses to commercialize our approved products, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.

We believe that our cash, cash equivalents, short-term marketable securities balances, projected cash contributions from future partnership arrangements, and cost reduction actions will be sufficient to meet our anticipated cash requirements with respect to the scale-up of our commercialization, clinical trials, research and development activities, PMA applications and to meet our other anticipated cash needs through at least September 2009. There can be no assurance that we will be successful in obtaining additional cash contributions from future partnership arrangements. If our available cash, cash equivalents and short-term marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

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

Contractual Obligations

We are party to various purchase arrangements related to components used in production and research and development activities. As of September 30, 2008, we had purchase commitments with certain vendors totaling approximately $3.7 million due within one year. There are no purchase commitments due beyond one year.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 1 to our financial statements included in our annual report on Form 10-K, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results.

Revenue Recognition

We sell durable systems and disposable units through a direct sales force in the United States as well as through distribution arrangements in the United States. Components are individually priced and can be purchased separately or together. The SEVEN durable system includes a transmitter, a receiver, a power cord, a finger-stick meter interface cable, data management software and a USB cable. Disposable sensors for use with the SEVEN are sold separately in packages of four. The initial SEVEN durable system price is not dependent upon the purchase of any amount of disposable SEVEN sensors. We discontinued sales of our STS three day durable system in the second quarter of 2007 and we discontinued the sale of our three day sensors during the second quarter of 2008.

Revenue on product sales is recognized upon shipment, which is when title and the risk of loss have been transferred to the customer and there are no other post-shipment obligations. With respect to customers who directly pay for the products, the products are generally paid for at the time of shipment using a customer’s credit card and do not include customer acceptance provisions. We recognize revenue from contracted insurance payors based on the contracted rate. We recognize revenue from non-contracted insurance payors based on the estimated collectible amount and historical experience. After approval of our second generation continuous glucose monitoring system, the SEVEN, on May 31, 2007, we started taking orders for an “Upgrade Kit” to upgrade existing customers for $150. Before the Upgrade Kit became available for shipment, for systems sold that included an upgrade right, a portion of the sales price was allocated to the undelivered Upgrade Kit and deferred based on the fair value of the Upgrade Kit. This deferred revenue was recognized when the Upgrade Kit was delivered to the customer. Deferred product revenue as of September 30, 2008 totaled approximately $1,000. In August 2007, we adopted a “30-day money back guarantee” program whereby customers who purchase the SEVEN durable system and a package of four disposable sensors may return the SEVEN durable system for any reason within thirty days of purchase and receive a full refund of their purchase price. We accrue for estimated returns and/or refunds by reducing revenues and establishing a liability account at the time of shipment based on historical experience. During 2008, we entered into distribution agreements that allow the distributors to sell our durable systems and disposable units. With respect to one distributor, we shipped product directly to the distributor’s customers and recognized $416,000 and $610,000 in revenue for the three and nine months ending September 30, 2008.

During the first quarter of 2008, we entered into a development agreement which provided us with a development grant. Revenue from development grants is recognized ratably over the life of the development agreements when all conditions for revenue recognition have been met as outlined in Staff Accounting Bulletin 104 and Emerging Issues Task Force (EITF) 00-21 Revenue with Multiple Element Arrangements. As of September 30, 2008, we had $378,000 in deferred revenue relating to our development agreement.

Share-Based Compensation

On January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. As permitted by SFAS 123(R), we utilize the Black-Scholes option-pricing model as the method of valuation for share-based awards granted. Share-based compensation expense recognized under SFAS 123(R) for the three and nine months ending September 30, 2008 was $1.8 million and $5.7 million, respectively, compared to $1.7 million and $4.2 million, respectively, for the three and nine months ending September 30, 2007. As of September 30, 2008, there was $20.0 million of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of our operating expenses through 2012. Compensation costs will be adjusted for future changes in estimated forfeitures. Prior to January 1, 2006, we had adopted the disclosure-only provision of SFAS 123 as discussed further in our annual report on Form 10-K. Accordingly, we had not previously recognized compensation expense, except for share-based compensation expense accounted for in accordance with APB 25.

Foreign Currency

The consolidated financial statements of our non-U.S. subsidiary, whose functional currency is the Swedish Krona, is translated into U.S. dollars for financial reporting purposes. Assets and liabilities are translated at period-end exchange rates, and revenue and expense transactions are translated at average exchange rates for the period. Cumulative translation adjustments are recognized as part of comprehensive income and are included in accumulated other comprehensive income in the consolidated balance sheet. Gains and losses on transactions denominated in other than the functional currency are reflected in operations.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the Company’s nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The effective date of the FSP is for financial statements issued for fiscal years beginning after December 15, 2008. We believe the convertible debt issued in March 2007 falls under the FSP and we will be required to retroactively apply the guidance. Although we have not completed our analysis of the impact of this guidance, we believe the application would cause a reduction to the carrying value of the debt on our balance sheet and a corresponding increase in non-cash interest expense to be recognized over the initial five year redemption period which could be significant.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

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

Foreign Currency Risk

To date we have recorded no product sales in other than U.S. dollars. We have only limited business transactions in foreign currencies. We do not currently engage in hedging or similar transactions to reduce our foreign currency risks. We believe we have no material exposure to risk from changes in foreign currency exchange rates at this time. We will continue to monitor and evaluate our internal processes relating to foreign currency exchange, including the potential use of hedging strategies.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures. Based on their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective for this purpose.

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

On August 11, 2005, Abbott Diabetes Care, Inc., or Abbott, filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware, seeking a declaratory judgment that our continuous glucose monitor infringes certain patents held by Abbott. In August 2005, we moved to dismiss these claims and filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office (the “Patent Office”) and by March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against us in the litigation. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by our continuous glucose monitor. On August 18, 2006 the court granted the our motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim. In approving the stay, the court also granted our motion to strike, or disallow, Abbott’s amended complaint in which Abbott had sought to add three additional patents to the litigation. In late 2006, the Patent Office issued a non-final rejection of all claims we submitted for reexamination in two of the Abbott patents cited in the original lawsuit. In both cases, Abbott has filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented by us, seeking to amend certain claims to overcome the prior art presented by us, and seeking to add new claims. In response, we filed a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments and in October 2007 the Patent Office ordered reexamination of each of the second reexamination requests. In early 2008, the Patent Office issued a non-final rejection of all claims we submitted for reexamination in the other two patents cited in the original complaint. In both cases, Abbott filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and seeking to add new claims. The Patent Office subsequently issued final rejections of all claims we submitted for reexamination for both patents. In October 2008, Abbott filed a response to the final rejections in one of the two reexaminations and we submitted second reexamination requests for these two patents.

Subsequent to the court’s August 18, 2006 order striking Abbott’s amended complaint, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of the three additional patents it had sought to include in the litigation discussed above. We believe this complaint, like the first, is without merit and we intend to vigorously contest the action. To that end, we filed requests with the Patent Office to reexamine each of the three additional patents cited by Abbott and on September 7, 2006, we filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, we asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. On September 30, 2007, the court granted our motion to consolidate the cases and stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against us. In February 2007, the Patent Office ordered reexamination of each of the three patents cited in this new lawsuit and in June 2007, the Patent Office issued a non-final rejection of all claims we submitted for reexamination in two of the Abbott patents cited in the new lawsuit. In each of these cases, Abbott filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and seeking to add new claims. In response, we filed a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments and by February 2008, the Patent Office had ordered reexamination of each of the second reexamination requests, one of which is under final rejection as of October 2008. Abbott has responded to the final rejection by filing an after final amendment. In March 2008, the Patent Office issued a Notice of Intent to Issue a Reexamination Certificate, confirming the claims of the third of the additional three patents asserted by Abbott. In response, we filed another reexamination request on this patent, which was ordered in June of 2008. In October of 2008 the Patent Office issued a non-final Office Action, rejecting claims 1-3 but confirming patentability of claim 4. In response, we are preparing to file a subsequent reexamination request with the Patent Office.

In 2008, Abbott copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If the interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also in 2008, Abbott has filed reexamination requests seeking to invalidate two of our patents in the Patent Office. In both reexamination requests, the Patent Office has ordered the reexamination and issued non-final office actions and we have responded to those non-final office actions by seeking claim construction to differentiate certain claims from the prior art, seeking to amend certain claims to overcome the prior art, and canceling certain claims.

ITEM 1A.	RISK FACTORS

Factors that May Affect our Financial Condition and Results of Operations

We have a limited operating history and our products may never achieve market acceptance.

We are a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for people with diabetes. On March 24, 2006, we received approval from the FDA for our first product, the STS, designed for up to three days of continuous use. On May 31, 2007, we received approval from the FDA for our second generation continuous glucose monitoring system, the SEVEN, designed for up to seven days of continuous use, and we began commercializing this product in the third quarter of 2007. As part of our commercialization of the SEVEN, we discontinued sales of our STS three-day durable system in the second quarter of 2007 and discontinued the sale of our three day sensors during the second quarter of 2008. Since inception, we have devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. More recently, we have devoted considerable resources to the commercialization of the SEVEN as well as the continued clinical development of our technology platform. We expect that sales of our SEVEN, which consists of a handheld receiver, reusable transmitter and disposable sensor, will account for substantially all of our revenue for the foreseeable future. From inception through September 30, 2008, revenues from sales of our continuous glucose monitoring products total approximately $12.4 million. However, we have limited experience in selling our products and we might be unable to successfully commercialize our products for a number of reasons, including:

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

We have incurred net losses in each year since our inception in May 1999, including a net loss of $41.7 million for the nine months ended September 30, 2008. As of September 30, 2008, we had an accumulated deficit of $218.0 million. We have financed our operations primarily through private placements of our equity and debt securities and our public offerings, and have devoted a substantial portion of our resources to research and development relating to our continuous glucose monitoring systems, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of our products. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public companies. As a result, we expect to continue to incur significant operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and may adversely affect our ability to pay interest on, and principal of, the convertible senior notes.

Current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on worldwide economic conditions, which have recently deteriorated significantly in the United States and other countries, and may remain depressed for the foreseeable future. These conditions may make it difficult for our customers and potential customers to afford our products, and could cause our customers to stop using our products or to use them less frequently. If that were to occur, we would experience a decrease in revenue and our performance would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect our financial condition and operating results.

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

Our products do not have broad reimbursement and receive only limited insurance coverage by third party payors. If we are unable to obtain adequate reimbursement at acceptable prices for our products from third-party payors, we will be unable to generate significant revenue.

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Our SEVEN does not yet qualify for reimbursement by Medicare. Several private third-party payors have issued coverage policies for continuous glucose monitoring devices. In addition, we have negotiated contracted rates with three of the seven largest private insurance providers for the purchase of our products by their members. However, patients without insurance that covers our devices will have to bear the financial cost of the SEVEN. On November 2, 2007, the Centers for Medicare and Medicaid (“CMS”) released its 2008 Alpha-Numeric HCPCS File which included three separate codes applicable to each of the three components of our continuous glucose monitoring system and HCPCS codes for continuous glucose monitoring became effective on January 1, 2008. HCPCS codes are billing codes used by Medicare and private third-party payors, but do not represent a reimbursement coverage decision by CMS. In the United States, patients using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will be substantially dependent on whether third-party coverage and reimbursement is widely available for patients that use our products. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. The continuing efforts of government and third-party payors to contain or reduce the costs of healthcare may limit our revenue. Our initial dependence on the commercial success of our products makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for our products, patients may not use it.

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

•

our suppliers manufacture products for a range of customers, and fluctuations in demand for the products these suppliers manufacture for others may affect their ability to deliver components to us in a timely manner; and

•

our suppliers may encounter financial hardships unrelated to our demand for components, including those related to changes in global economic conditions, which could inhibit their ability to fulfill our orders and meet our requirements.

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

On August 11, 2005, Abbott Diabetes Care, Inc., or Abbott, filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware, seeking a declaratory judgment that our continuous glucose monitor infringes certain patents held by Abbott. In August 2005, we moved to dismiss these claims and filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office (the “Patent Office”) and by March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against us in the litigation. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by our continuous glucose monitor. On August 18, 2006 the court granted our motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim. In approving the stay, the court also granted our motion to strike, or disallow, Abbott’s amended complaint in which Abbott had sought to add three additional patents to the litigation. In late 2006, the Patent Office issued a non-final rejection of all claims we submitted for reexamination in two of the Abbott patents cited in the original lawsuit. In both cases, Abbott has filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art that we have presented, seeking to amend certain claims to overcome the prior art that we have presented, and seeking to add new claims. In response, we filed a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments and in October 2007, the Patent Office ordered reexamination of each of the second reexamination requests. In early 2008, the Patent Office issued a non-final rejection of all claims we have submitted for reexamination in the other two patents cited in the original complaint. In both cases, Abbott filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and seeking to add new claims. The Patent Office subsequently issued final rejections of all claims we submitted for reexamination for both patents. In October 2008, Abbott filed a response to the final rejections in one of the two reexaminations and we submitted second reexamination requests for these two patents.

Subsequent to the court’s August 18, 2006 order striking Abbott’s amended complaint, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of the three additional patents it had sought to include in the litigation discussed above. We believe this complaint, like the first, is without merit and we intend to vigorously contest the action. To that end, we filed requests with the Patent Office to reexamine each of the three additional patents cited by Abbott and on September 7, 2006, we filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, we asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. On September 30, 2007, the court granted our motion to consolidate the cases and stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against us. In February 2007, the Patent Office ordered reexamination of each of the three patents cited in this new lawsuit and in June 2007, the Patent Office issued a non-final rejection of all claims we submitted for reexamination in two of the Abbott patents cited in the new lawsuit. In each of these cases, Abbott filed a response with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and seeking to add new claims. In response, we filed a second reexamination request with the Patent Office challenging each of Abbott’s proposed amendments and by February 2008, the Patent Office had ordered reexamination of each of the second reexamination requests, one of which is under final rejection as of October 2008. Abbott has responded to the final rejection by filing an after final amendment. In March 2008, the Patent Office issued a Notice of Intent to Issue a Reexamination Certificate, confirming the claims of the third of the additional three patents asserted by Abbott. In response, we filed another reexamination request on this patent, which was ordered in June of 2008. In October of 2008 the Patent Office issued a non-final Office Action, rejecting claims 1-3 but confirming patentability of claim 4. In response, we are preparing to file a subsequent reexamination request with the Patent Office.

In 2008, Abbott copied claims from certain of DexCom’s applications, and stated that it may seek to provoke an interference with certain of DexCom’s pending applications in the Patent Office. If the interference is declared and Abbott prevails in the interference, DexCom would lose certain patent rights to the subject matter defined in the interference. Also in 2008, Abbott has filed reexamination requests seeking to invalidate two of DexCom’s patents in the Patent Office. In both reexamination requests, the Patent Office has ordered the reexamination and issued non-final office actions and we have responded to those non-final office actions by seeking claim construction to differentiate certain claims from the prior art, seeking to amend certain claims to overcome the prior art, and canceling certain claims.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including further development of our direct sales force and expansion of our manufacturing capacity, and on research and development, including conducting clinical trials for our next generation continuous glucose monitoring systems. For the nine months ended September 30, 2008, our net cash used in operating activities was $40.0 million, compared to $26.0 million for the same period in 2007, and as of September 30, 2008, we had working capital of $22.0 million, including $25.4 million in cash, cash equivalents and short-term marketable securities. We expect that our cash used by operations will increase significantly in each of the next several years, and we may need additional funds to continue the commercialization of our products and for the development and commercialization of other continuous glucose monitoring systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

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

We plan to begin marketing our products in Europe and may seek to market our products in other regions in the future. Outside the United States, we can market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval in addition to other risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside the United States on a timely basis, or at all.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the Company’s nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The effective date of the FSP is for financial statements issued for fiscal years beginning after December 15, 2008. We believe the convertible debt issued in March 2007 falls under the FSP and we will be required to retroactively apply the guidance. Although we have not completed our analysis of the impact of this guidance, we believe the application would cause a reduction to the carrying value of the debt on our balance sheet and a corresponding increase in non-cash interest expense to be recognized over the initial five year redemption period which could be significant.

Our loan and security agreement contains restrictions that may limit our operating flexibility.

In March of 2006, we entered into our Loan Agreement that provided for a loan to finance various equipment and leasehold improvement expenses. In January of 2008, we amended our Loan Agreement to enable us to draw an additional $3.0 million. We are required to repay this additional amount between April 2008 and July 2011. As of September 30, 2008, we had a total outstanding loan balance under the Loan Agreement of $3.9 million. The Loan Agreement requires us to maintain a minimum cash balance with Square 1 Bank, and also imposes certain limitations on us, including limitations on our ability to:

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

The following exhibits are filed as a part of this report.

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

DEXCOM, INC. (Registrant)

Dated: November 10, 2008	By:	/s/ Terrance H. Gregg
Terrance H. Gregg,
President and Chief Executive Officer

Dated: November 10, 2008	By:	/s/ Jess Roper
Jess Roper,
Chief Financial Officer