Form 10-K
period 2008-12-31
DEXCOM INC
filed 2009-03-05
CIK 1093557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $159,509,303 based on the closing sales price as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 2, 2009
Common stock, $0.001 par value per share	45,907,961 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.

Designated portions of the Proxy Statement relating to the 2009 Annual Meeting of the Stockholders (the “Proxy Statement”): Part III (Items 10, 11, 12, 13 and 14). Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

Overview

We are a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for ambulatory use by people with diabetes and for use by healthcare providers in the hospital for the treatment of both diabetic and non-diabetic patients. On March 24, 2006, we received approval from the FDA for our first product, the STS®, designed for up to three days of continuous use. On May 31, 2007, we received approval from the FDA for our second generation continuous glucose monitoring system, the SEVEN®, designed for up to seven days of continuous use, and we began commercializing this product in the third quarter of 2007. As part of our commercialization of the SEVEN, we discontinued sales of our STS three day durable system in the second quarter of 2007 and discontinued the sale of our three day sensors during the second quarter of 2008. On February 13, 2009, we received approval from the FDA for our third generation continuous glucose monitoring system, which we expect to brand the SEVEN PLUS, and we expect to begin commercializing this product in the first quarter of 2009. Our approvals allow for the use of our continuous glucose monitoring systems by adults with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments. Our approved products must be prescribed by a physician and include a disposable sensor, a transmitter and a small handheld receiver. Our approved products are indicated for use as adjunctive devices to complement, not replace, information obtained from standard home blood glucose monitoring devices and must be calibrated periodically using a standard home blood glucose monitor. The sensor is inserted by the patient and is intended to be used continuously for up to seven days after which it is removed by the patient and may be replaced by a new sensor. Our transmitter and receiver are reusable. On November 26, 2008, we received CE Mark (Conformité Européene) approval for the SEVEN, enabling commercialization of the SEVEN system in the European Union and the countries in Asia and Latin America that recognize the CE Mark. We expect to commercialize the SEVEN on a limited basis in the European Union in 2009. From inception to 2006, we devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. Since 2006, we have devoted considerable resources to the commercialization of our ambulatory continuous glucose monitoring systems, including the SEVEN, as well as the continued research and clinical development of our technology platform. We have yet to seek approval from the FDA for our in-hospital continuous glucose monitoring system.

According to the World Health Organization, in 2006 there were more than 180 million people who suffered from diabetes worldwide. In 2007, there were an estimated 23.6 million people in the United States with diabetes, of which 17.9 million have been diagnosed, an increase of 2.8 million and 3.3 million, respectively, from 2005. The Centers for Disease Control and Prevention (CDC) estimates that approximately 4.8 million of these patients were treated with insulin. The increased prevalence of diabetes is believed to be the result of an aging population, unhealthy diets and increasingly sedentary lifestyles. According to the CDC, diabetes was the seventh leading cause of death by disease in the United States during 2007, and complications related to diabetes include heart disease, limb amputations, loss of kidney function and blindness.

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

We have built a direct sales organization to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. We currently sell the SEVEN only in the United States and in portions of Europe, but plan to expand our sales elsewhere in the future. In September 2008, we established a wholly owned subsidiary in Sweden and hired a Vice President of International Business Development to begin our expansion outside the United States. To complement our direct sales efforts, we also employ clinical specialists who educate and provide clinical support in the field, and have entered into a limited number of distribution arrangements that allow distributors to sell our products. We believe our direct, highly-specialized and focused sales organization is sufficient for us to support our sales efforts and have no immediate plans to increase the size of the sales organization.

We are leveraging our technology platform to enhance the capabilities of our current products and to develop additional continuous glucose monitoring products. In January 2008, we entered into two separate development agreements, one with Animas Corporation, or Animas, a subsidiary of Johnson & Johnson, and one with Insulet Corporation, or Insulet, to integrate our technology into the insulin pump product offerings of the respective partner, enabling the partner’s insulin pump to receive glucose readings from our transmitter and display this information on the pump’s screen. We are continuing clinical development of a fourth generation ambulatory product which we expect will further improve sensor reliability, stability and accuracy over the useful life of the sensor, and will be suited for large scale manufacturing. We also intend to seek approval for a pediatric indication (patients under 18 years of age) and a pregnancy indication (diabetes patients who become pregnant and patients who develop gestational diabetes) for our product platform in the future. In addition, we are developing a product platform specifically for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for the critical care market. To that end, on November 10, 2008, we entered into a definitive collaboration agreement with Edwards Lifesciences LLC, or Edwards, a global leader in the monitoring of critically ill patients, to develop products for continuously monitoring glucose levels in hospitalized patients. Our development timelines are highly dependent on our clinical trials, and may be delayed due to scheduling issues with patients and investigators, institutional review boards, sensor performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, the FDA may not approve our products, and if approved, we may not achieve acceptance in the marketplace by physicians and patients.

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. On November 2, 2007, The Centers for Medicare and Medicaid, or CMS, released its 2008 Alpha-Numeric HCPCS File, which included three separate codes applicable to each of the three components of our continuous glucose monitoring systems, and HCPCS codes for continuous glucose monitoring became effective on January 1, 2008. HCPCS codes are billing codes used by Medicare and private third-party payors, but do not represent a reimbursement coverage decision by CMS and, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. As of January 2009, a number of private third-party payors have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with several of the largest private insurance providers in the United States for the purchase of our products by their members. Many of these coverage policies are restrictive in nature and require the patient to comply with documentation and other requirements to demonstrate medical necessity under the policy. In addition, patients who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist patients in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create coverage policies with third-party payors during 2008 and expect to continue to do so in 2009. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, patients may not use them.

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

Diabetes is typically classified into two major groups: Type 1 and Type 2. We estimate that there are approximately 1.8 million diagnosed Type 1 diabetes patients in the United States. Type 1 diabetes usually develops during childhood and is characterized by an absence of insulin, resulting from destruction of the insulin producing cells of the pancreas. Individuals with Type 1 diabetes must rely on frequent insulin injections in order to regulate and maintain blood glucose levels. Also, in 2007, there were approximately 16.1 million people in the United States who had been diagnosed with Type 2 diabetes, which results when the body is unable to produce sufficient levels of insulin or becomes insulin resistant. Depending on the severity of Type 2 diabetes, individuals may require diet and nutrition management, exercise, oral medications or insulin injections to regulate blood glucose levels. We estimate that approximately 3.0 million Type 2 patients must use insulin to manage their diabetes.

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

The ADA estimates that the direct medical costs and indirect expenditures attributable to diabetes in the United States were $174 billion in 2007, an increase of $42 billion since 2002. Of this amount, the ADA estimates that approximately $116 billion were direct medical costs. A portion of that amount is attributable to the costs associated with monitoring blood glucose levels. According to industry sources, the worldwide market for personal glucose monitoring systems and related disposables, which includes test strips and lancets, was approximately $6.2 billion in 2005, and was expected to grow to $8.9 billion in 2008. While we believe our systems will be adopted by patients and their physicians as a way to manage glucose levels more effectively, we do not expect that our systems will appeal to all types of diabetes patients, or that the worldwide market for personal glucose monitoring systems and related disposables is a direct indication of our market opportunity. In a study of Type 2 diabetes patients, fewer than 15% of all study patients and fewer than 39% of all insulin dependent study patients tested their glucose levels one or more times per day. If patients do not perceive our systems to be more effective and convenient for managing their glucose levels than other devices on the market, our market may be limited.

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

Clinical outcomes data support the notion that an important component of effective diabetes management is frequent monitoring of blood glucose levels. The landmark 1993 Diabetes Control and Complications Trial, or DCCT, consisting of patients with Type 1 diabetes, and the 1998 UK Prospective Diabetes Study, consisting of patients with Type 2 diabetes, demonstrated that patients who intensely managed blood glucose levels delayed the onset and slowed the progression of diabetes-related complications. In the DCCT, a major component of intensive management was monitoring blood glucose levels at least four times per day using conventional single-point blood glucose meters. The DCCT demonstrated that intensive management reduced the risk of complications by 76% for eye disease, 60% for nerve disease and 50% for kidney disease. However, the DCCT also found that intensive management led to a three-fold increase in the frequency of hypoglycemic events. In the December 2005 edition of the New England Journal of Medicine, the authors of a peer-reviewed study concluded that intensive diabetes therapy has long-term beneficial effects on the risk of cardiovascular disease in patients with Type 1 diabetes. The study showed that intensive diabetes therapy reduced the risk of cardiovascular disease by 42% and the risk of non-fatal heart attack, stroke or death from cardiovascular disease by 57%. However, despite evidence that intensive glucose management reduces the long-term complications associated with diabetes, industry sources estimated in 2001 that people with diabetes test their blood glucose values, on average, less than twice per day.

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

Single Day Continuous Data

•

Inconvenience. The process of measuring blood glucose levels with single-point finger stick devices can cause significant disruption in the daily activities of people with diabetes and their families. Patients using single-point finger stick devices must stop whatever they are doing several times per day, self-inflict a painful prick and draw blood to measure blood glucose levels. To do so, patients must always carry a fully-supplied kit that may include a spring-loaded needle, or lancet, disposable test strips, cleansing wipes, and the meter, and then safely dispose of the used supplies. This process is inconvenient and may cause uneasiness in social situations.

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

We believe a significant market opportunity exists for a glucose monitoring system that provides continuous glucose information, including trends, and that is convenient and easy to use. Several companies have attempted to address the limitations of single-point finger stick devices by developing continuous glucose monitoring systems. To date, in addition to DexCom, three other companies, Cygnus, Medtronic and Abbott, have received approval from the FDA for continuous glucose monitors. We believe that one of the products, originally developed and marketed by Cygnus, is no longer actively marketed. In addition, we believe Johnson & Johnson, Roche Diagnostics and others are developing invasive and non-invasive continuous glucose monitoring systems. Except for our SEVEN, we believe that none of the products that have received FDA approval are labeled for more than five days of use. We also believe that none of the products that have received FDA approval are labeled for use as a replacement for single-point finger stick devices.

The DexCom Solution

Our approved products offer the following advantages to diabetes patients:

•

Improved Outcomes. Data published in a peer-reviewed article based on our approval support trial for our STS demonstrated that patients using the STS showed statistically significant improvements in maintaining their glucose levels within the target range when compared to patients relying solely on single-point finger stick measurements. Additional peer-review published data from our approval support trial for the SEVEN demonstrated that patients with access to seven days of continuous glucose data statistically improved glucose control by further increasing their time spent with glucose levels in the target range, thereby reducing time spent in both hyperglycemic and hypoglycemic ranges. Finally, peer-review published data from our repeated use trial demonstrated a statistically significant reduction in hemoglobin A1c levels, a measure of the average amount of glucose in the blood over the prior three months, in patients using our STS compared to patients relying solely on single-point finger stick measurements. Finally, on September 8, 2008, initial results of a major multicenter clinical trial funded by the Juvenile Diabetes Research Foundation demonstrated that patients with type 1 diabetes who used continuous glucose monitoring devices to help manage their disease experienced significant improvements in blood sugar control.

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

While we believe the SEVEN offers these advantages, patients may not perceive the benefits of continuous glucose monitoring and may be unwilling to change their current treatment regimens. Furthermore, we do not expect that our products will appeal to all types of diabetes patients. The SEVEN prompts a patient to insert a disposable sensor electrode under their skin at least every seven days, although we are aware of reports from the field that some patients have been able to use sensors for periods longer than seven days. Patients could find this process to be uncomfortable or inconvenient. Patients may be unwilling to insert a disposable sensor in their body, especially if their current diabetes management involves no more than two finger sticks per day. Additionally, the SEVEN is not approved as a replacement device for single-point finger stick devices, must be calibrated initially using measurements from two single-point finger stick tests, and thereafter at least every 12 hours using single-point finger stick tests, and may be more costly to use. Reimbursement from Medicare and private third-party healthcare payors is an important element of our success. To date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. As of January 2009, a number of private third-party payors have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with several of the largest private insurance providers in the United States for the purchase of our products by their members. Many of these coverage policies are restrictive in nature and require the patient to comply with documentation and other requirements to demonstrate medical necessity under the policy. In addition, patients who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, patients may not use them widely.

Our Strategy

Our objective is to become the leading provider of continuous glucose monitoring systems and related products to enable people with diabetes to more effectively and conveniently manage their disease. In addition, we seek to design, develop and commercialize, in collaboration with Edwards, a continuous glucose monitoring system for use by healthcare providers in the hospital for the treatment of both diabetic and non-diabetic patients. To achieve this objective, we are pursuing the following business strategies:

•

Establish our technology platform as the leading approach to continuous glucose monitoring and leverage our development expertise to rapidly bring products to market. We have developed proprietary core technology and expertise that provides a broad platform for the development of innovative products for continuous glucose monitoring. On March 24, 2006, we received approval from the FDA for our STS, on May 31, 2007 we received approval from the FDA for our SEVEN, and on February 13, 2009, we received approval from the FDA for the product we expect to brand the SEVEN PLUS. We plan to continue to invest in the development of our technology platform and to obtain additional FDA approvals for our continuous glucose monitoring systems for both the ambulatory and in-hospital markets. We expect to continue to provide performance improvements and introduce new products to establish and maintain a leadership position in the market. In the future, we may develop our technology to support applications beyond glucose sensing.

•

Drive the adoption of our products through a direct sales and marketing effort. We have a direct field sales force to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. To complement our sales efforts, we employ clinical specialists who will educate and provide clinical support to patients, and have entered into distribution arrangements that allow distributors to sell our SEVEN. We currently sell the SEVEN only in the United States and in portions of Europe, but plan to expand our sales elsewhere in the future.

•

Drive additional adoption through technology integration partnerships. We have development agreements with Animas and Insulet to develop products that will integrate our technology into the Animas conventional insulin pump and the Insulet OmniPod System PDM, as applicable, enabling the partner’s insulin pump to receive glucose readings from our transmitter and display this information on the pump’s screen. We believe patients who have adopted continuous subcutaneous insulin infusion, or CSII, are patients who more aggressively manage their diabetes and may be more inclined to utilize our continuous glucose monitoring systems.

•

Seek broad reimbursement for our products by Medicare, Medicaid and third-party payors. On November 2, 2007, The Centers for Medicare and Medicaid, or CMS, released its 2008 Alpha-Numeric HCPCS File, which included three separate codes applicable to each of the three components of our continuous glucose monitoring systems, and HCPCS codes for continuous glucose monitoring systems became effective on January 1, 2008. HCPCS codes are billing codes used by Medicare and private third-party payors, but do not represent a reimbursement coverage decision by CMS and, to date, our products are not reimbursed by virtue of a national coverage decision by Medicare. As of January 2009, a number of private third-party payors have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with several of the largest private insurance providers in the United States for the purchase of our products by their members. Many of these coverage policies are restrictive in nature and require the patient to comply with documentation and other requirements to demonstrate medical necessity under the policy. We currently employ in-house reimbursement expertise to assist patients in obtaining reimbursement from private third-party healthcare payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create coverage policies with third-party payors during 2008 and expect to continue these efforts in 2009.

•

Expand the use of our products to other patient care settings and patient demographics. Our products are approved for use at home and in health care facilities by adults (18 years and older) with diabetes. We believe our sensor technology may be beneficial to pediatric diabetes patients and intend to seek approval for use in patients under the age of 18 in the future. We also believe there is an unmet medical need for continuous glucose monitoring in the hospital setting. According to the ADA, diabetes related hospitalizations totaled 24.3 million days in 2007, an increase of 7.4 million days from 2002. In addition, studies show that many non-diabetic hospital patients suffer episodes of hyperglycemia. As of 1998, as many as 1.5 million hospitalized patients in the United States had significant hyperglycemia without a history of diabetes. A study of over 1,500 hospitalized patients, of which only 13% had a history of diabetes, concluded that intensive insulin therapy to maintain blood glucose levels reduced mortality among critically ill patients in the surgical intensive care unit and improved patient outcomes. To address this patient population, we entered into an exclusive agreement with Edwards Lifesciences, LLC, or Edwards, to develop jointly and market a specific product platform for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for the critical care market.

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

Receiver Technology

Our ambulatory glucose monitoring systems use radiofrequency telemetry to wirelessly transmit information from the sensor to our platform receiver. We have developed the technology for reliable transmission and reception and have consistently demonstrated a high rate of successful transmissions from sensor to receiver in our clinical trials. Our receiver then processes and displays real-time and trended glucose values, and provides alerts. We have used our extensive database of continuous glucose data from our clinical trials to create software and algorithms for the display of data to patients.

In January 2006, the Federal Communications Commission, or FCC, granted our request for a waiver from certain Medical Implant Communications Service, or MICS, rules concerning radio frequency transmissions of our continuous glucose monitoring systems. The waiver provides clearance for our continuous glucose monitoring systems to wirelessly transmit data to patients in the MICS band.

Medtronic has filed a petition with the FCC requesting the FCC establish a bifurcated MICS band which would require device manufacturers whose products will operate in the main MICS band to either manufacture their devices using listen-before-transmit technology, or to transmit on a side band outside the main MICS band at lower power. Medtronic and its supporters claim that unless the MICS band is bifurcated, there will not be sufficient spectrum for medical implant and body-worn devices to use without being subject to unacceptable levels of interference. Although our products do not comply with existing MICS band listen-before-transmit requirements, the FCC determined that the likelihood of our device causing interference is low, which was the basis for the FCC’s issuance of a waiver from these requirements. Our waiver includes a one year grace period to conform with any new rules adopted by the FCC with respect to the use of the MICS band. We believe there is a significant likelihood that the FCC will adopt new rules concerning the use of the MICS band in 2009. We filed an opposition to Medtronic’s petition asking that the FCC (i) continue to allow certain non-listen-before-transmit devices to operate in the MICS band, (ii) not impose more stringent power limits on these devices and (iii) not bifurcate the spectrum based on unnecessary technology distinctions. If the FCC does create a separate spectrum and does not extend our waiver to allow us to continue to operate in the main MICS band, we may be required to re-engineer our product to transmit over a different frequency which may require changes to our regulatory approvals and may have an adverse impact on the operation of our products.

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

Our Products

On March 24, 2006, we received approval from the FDA for our first product, the STS®, designed for up to three days of continuous use. On May 31, 2007, we received approval from the FDA for our second generation continuous glucose monitoring system, the SEVEN®, designed for up to seven days of continuous use, and we began commercializing this product in the third quarter of 2007. As part of our commercialization of the SEVEN, we discontinued sales of our STS three day durable system in the second quarter of 2007 and discontinued the sale of our three day sensors during the second quarter of 2008. On February 13, 2009, we received approval from the FDA for our third generation continuous glucose monitoring system, which we expect to brand the SEVEN PLUS, and we expect to begin commercializing this product in the first quarter of 2009. Our approvals allow for the use of our continuous glucose monitoring systems by adults with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments. Our approved products must be prescribed by a physician and include a disposable sensor, a transmitter and a small handheld receiver. Our approved products are indicated for use as adjunctive devices to complement, not replace, information obtained from standard home blood glucose monitoring devices and must be calibrated periodically using a standard home blood glucose monitor. The sensor is inserted by the patient and is intended to be used continuously for up to seven days after which it is removed by the patient and may be replaced by a new sensor. Our transmitter and receiver are reusable. On November 26, 2008, we received CE Mark (Conformité Européene) approval for the SEVEN, enabling commercialization of the SEVEN system in the European Union and the countries in Asia and Latin America that recognize the CE Mark. We expect to commercialize the SEVEN on a limited basis in the European Union in 2009. From inception to 2006, we devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. Since 2006, we have devoted considerable resources to the commercialization of our ambulatory continuous glucose monitoring systems, including the SEVEN, as well as the continued research and clinical development of our technology platform. We have yet to seek approval from the FDA for our in-hospital continuous glucose monitoring system.

We are continuing clinical development of products which we expect will further improve sensor reliability, stability and accuracy over the useful life of the sensor, and will be more comfortable for patients to wear. We also intend to seek approval for a pediatric indication (patients under 18 years of age) for our product platform in the future. We are developing products that will integrate our technology into the Animas conventional insulin pump and the Insulet OmniPod System PDM, as applicable, enabling the partner’s insulin pump to receive glucose readings from our transmitter and display this information on the pump’s screen. We are also developing, in collaboration with Edwards, a product platform specifically for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for the critical care market.

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

The disposable sensor contained in the SEVEN is intended to function for up to seven days after which it may be replaced. After seven days, the patient simply removes the pod and attached electrode from the skin and discards them while retaining the reusable transmitter. A new sensor and pod can then be inserted and used with the same receiver and transmitter for a subsequent seven day period. We are aware of reports from the field, however, that patients have been able to use sensors for periods longer than seven days.

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

Sales and Marketing

We have built a direct sales organization to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. To complement our direct sales efforts, we employ clinical specialists who help to educate patients on the benefits of continuous glucose monitoring and provide clinical support to endocrinologists, physicians and diabetes educators who prescribe our products. As of December 31, 2008, we employed approximately 45 direct sales personnel and clinical education specialists. We continue to improve our sales and marketing organization as necessary to support the commercialization of our products. We believe that referrals by physicians and diabetes educators, together with self-referrals by patients, have driven and will continue to drive adoption of our SEVEN. We directly market our products in the United States primarily to endocrinologists, physicians and diabetes educators. Although the number of diabetes patients is significant, the number of physicians and educators influencing these patients is relatively small. As of 2006, there were an estimated 4,000 clinical endocrinologists in the United States. As a result, we believe our direct, highly-specialized and focused sales organization is sufficient for us to support our commercial launch for the foreseeable future.

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

Several companies have attempted to address the limitations of single-point finger stick devices by developing continuous glucose monitoring systems. To date, in addition to DexCom, three other companies, Cygnus, Medtronic, and Abbott, have received approval from the FDA for continuous glucose monitors. We believe that one of the products, originally developed and marketed by Cygnus, is no longer actively marketed. In addition, we believe that Johnson & Johnson, Roche Diagnostics and others are developing invasive and non-invasive continuous glucose monitoring systems. Except for our SEVEN, we believe that none of the products that have received FDA approval are labeled for more than five days of use. We also believe that none of the FDA approved products are labeled for use as a replacement for single-point finger stick devices.

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

Manufacturing

We currently manufacture our devices at our headquarters in San Diego, California. This facility has more than 10,000 square feet of laboratory space and approximately 5,000 square feet of controlled environment rooms. In November 2008, our facility was subject to a post-approval PMA and QSR audit by FDA. At the close of the inspection, FDA issued a Form 483 identifying several inspectional observations, the majority of which were corrected and verified while the FDA investigator was on site. Although we had no formal requirements or obligations to provide anything further to the FDA regarding these observations, in January 2009, we voluntarily provided formal written evidence to the FDA of actions taken to address one remaining minor observation. Based on the results of this inspection, we believe we are in substantial compliance with the regulatory requirements for a commercial medical device manufacturer.

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

We manufacture our SEVEN with components supplied by outside vendors and with parts manufactured by us internally. Key components that we manufacture internally include our wire-based sensors for our SEVEN. The remaining components and assemblies are purchased from outside vendors. We then assemble, test, package and ship the finished product, which includes a reusable transmitter, a receiver, and disposable sensors.

We purchase certain components and materials from single sources due to quality considerations, costs or constraints resulting from regulatory requirements. Currently, those single sources are AMI Semiconductor, Inc., which produces the application specific integrated circuits used in our transmitters; Polymer Technology Group, which manufactures certain polymers used to synthesize our polymeric membranes for our sensors; Flextronics International Ltd., which assembles the printed circuit boards for our transmitters and receivers; and The Tech Group, which produces injection molded components. In some cases, agreements with these and other suppliers can be terminated by either party upon short notice. We may not be able to quickly establish additional or replacement suppliers for our single-source components, especially after our products are commercialized, in part because of the FDA approval process and because of the custom nature of the parts we designed. Any supply interruption from our vendors or failure to obtain alternate vendors for any of the components would limit our ability to manufacture our systems, and could have a material adverse effect on our business.

Third Party Reimbursement

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. On November 2, 2007, The Centers for Medicare and Medicaid, or CMS, released its 2008 Alpha-Numeric HCPCS File, which included three separate codes applicable to each of the three components of our continuous glucose monitoring systems, and HCPCS codes for continuous glucose monitoring became effective on January 1, 2008. HCPCS codes are billing codes used by Medicare and private third-party payors, but do not represent a reimbursement coverage decision by CMS and our approved products do not yet qualify for reimbursement by Medicare. As of January 2009, a number of private third-party payors have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with several of the largest private insurance providers in the United States for the purchase of our products by their members. Many of these coverage policies are restrictive in nature and require the patient to comply with documentation and other requirements to demonstrate medical necessity under the policy. In addition, patients who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist patients in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create coverage policies with third-party payors during 2008 and expect to continue to do so in 2009. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, patients may not use them.

Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, their coverage policies may be restrictive, or they may not cover or provide adequate payment for our products. In order to obtain reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. The continuing efforts of government and third-party payors to contain or reduce the costs of healthcare may limit our revenue. Our initial dependence on the commercial success of our SEVEN makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for our products, our financial performance may be harmed.

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

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patent, copyright and other intellectual property laws, trade secrets, nondisclosure agreements and other measures to protect our proprietary rights. As of February 3, 2009, we had obtained 23 issued U.S. patents, and had 163 additional U.S. patent applications pending. We believe it will take up to five years, and possibly longer, for these pending U.S. patent applications to result in issued patents. As of February 3, 2009, we had 14 international applications filed under the Patent Cooperation Treaty, two granted European patents, 22 European patent applications pending, 10 Japanese patent applications pending, 7 registered U.S. trademarks, 7 pending U.S. trademark applications, four registered European trademarks, three pending European trademark applications, and three registered Japanese trademarks.

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

On August 11, 2005, Abbott Diabetes Care, Inc., or Abbott, filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware, seeking a declaratory judgment that our continuous glucose monitor infringes certain patents held by Abbott. In August 2005, we moved to dismiss these claims and filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office, or the Patent Office, and by March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against us in the litigation. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by our continuous glucose monitor. On August 18, 2006 the court granted our motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim. In approving the stay, the court also granted our motion to strike, or disallow, Abbott’s amended complaint in which Abbott had sought to add three additional patents to the litigation. Subsequent to the court’s August 18, 2006 order striking Abbott’s amended complaint, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of the three additional patents it had sought to include in the litigation discussed above. On September 7, 2006, we filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, we asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. In February 2007, the Patent Office ordered reexamination of each of the three patents cited in this new lawsuit. On September 30, 2007, the court granted our motion to consolidate the cases and stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against us.

Each of the seven patents described above have one or more associated reexamination requests in various stages of prosecution at the Patent Office. With regard to the four patents originally asserted, three of the patents are under final rejection and one of the patents is under non-final rejection. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and/or seeking to add new claims. One final rejection indicates some rejected and some allowable claims. In the other two final rejections, all of the claims for which reexamination was requested currently stand rejected. So far, Abbott has filed an Appeal Brief in one of the cases finally rejected. With regard to the three patents subsequently asserted, two of the patents are under non-final rejection and one of the patents has recently had a new reexamination request ordered. In these two non-finally rejected cases, Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and/or seeking to add new claims. Additionally, although two of these three patents have each had a Reexamination Certificate issue and/or a claim confirmed, the Patent Office has subsequently ordered additional reexamination on these reexamined patents in view of new prior art and/or new issues presented by subsequently filed reexamination requests.

In 2008, Abbott copied claims from certain of DexCom’s applications, and stated that it may seek to provoke an interference with certain of DexCom’s pending applications in the Patent Office. If the interference is declared and Abbott prevails in the interference, DexCom would lose certain patent rights to the subject matter defined in the interference. Also in 2008, Abbott has filed reexamination requests seeking to invalidate two of DexCom’s patents in the Patent Office. In both reexamination requests, the Patent Office has ordered the reexamination and issued non-final office actions and we have responded to those non-final office actions by seeking claim construction to differentiate certain claims from the prior art, seeking to amend certain claims to overcome the prior art, and canceling certain claims. Recently, the Patent Office has issued a non-final office action confirming the patentability of our original and amended claims pending in one of the patents.

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

A PMA application must be supported by valid scientific evidence, which typically requires extensive data, including technical, pre-clinical, clinical, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device. A PMA application also must include a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling. After a PMA application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA. In addition, the FDA generally will conduct a pre-approval inspection of the manufacturing facility to evaluate compliance with QSR, which requires manufacturers to implement and follow design, testing, control, documentation and other quality assurance procedures. In November 2008, our facilities were subject to a post-approval PMA and QSR audit by FDA. At the close of the inspection, FDA issued a Form 483 identifying several inspectional observations, the majority of which were corrected and verified while the FDA investigator was on site and, although we have no formal requirements or obligations to provide anything further to the FDA regarding these observations, in January 2009, we voluntarily provided formal written evidence to FDA of actions taken to address one remaining minor observation.

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

Advisory Boards

We have relied upon the advice of experts in the development and commercialization of our products. Through 2004, we had formal clinical and scientific advisory boards assisting us in various capacities. Since 2005, we have used experts in various disciplines on a consulting basis as needed to solve problems or accelerate development pathways. We will continue to engage advisors from the academic, consultancy, governmental or other areas to assist us as necessary. We reengaged our clinical advisory board in 2008.

Employees

As of December 31, 2008, we had 242 full-time employees and 62 temporary employees. Approximately 70 employees are engaged in research and development, clinical, regulatory and quality assurance, 83 in manufacturing and 89 in selling, general and administrative functions. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good.

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

We are a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for ambulatory use by people with diabetes and for use by healthcare providers in the hospital for the treatment of both diabetic and non-diabetic patients. On March 24, 2006, we received approval from the FDA for our first product, the STS, designed for up to three days of continuous use. On May 31, 2007, we received approval from the FDA for our second generation continuous glucose monitoring system, the SEVEN, designed for up to seven days of continuous use, and we began commercializing this product in the third quarter of 2007. As part of our commercialization of the SEVEN, we discontinued sales of our STS three day durable system in the second quarter of 2007 and discontinued the sale of our three day sensors during the second quarter of 2008. On February 13, 2009, we received approval from the FDA for our third generation continuous glucose monitoring system, which we expect to brand the SEVEN PLUS, and we expect to begin commercializing this product in the first quarter of 2009. Our approvals allow for the use of our continuous glucose monitoring systems by adults with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments. Our approved products must be prescribed by a physician and include a disposable sensor, a transmitter and a small handheld receiver. Our approved products are indicated for use as adjunctive devices to complement, not replace, information obtained from standard home blood glucose monitoring devices and must be calibrated periodically using a standard home blood glucose monitor. The sensor is inserted by the patient and is intended to be used continuously for up to seven days after which it is removed by the patient and may be replaced by a new sensor. Our transmitter and receiver are reusable. On November 26, 2008, we received CE Mark (Conformité Européene) approval for the SEVEN, enabling commercialization of the SEVEN system in the European Union and the countries in Asia and Latin America that recognize the CE Mark. We expect to commercialize the SEVEN on a limited basis in the European Union in 2009. From inception to 2006, we devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. Since 2006, we have devoted considerable resources to the commercialization of our ambulatory continuous glucose monitoring systems, including the SEVEN, as well as the continued research and clinical development of our technology platform. We have yet to seek approval from the FDA for our in-hospital, continuous glucose monitoring system.

We expect that sales of our SEVEN and our SEVEN PLUS, which both consist of a handheld receiver, reusable transmitter and disposable sensor, will account for substantially all of our revenue for the foreseeable future. From inception through December 31, 2008, revenues from sales of our products total approximately $14.9 million. We have limited experience in selling our products and we might be unable to successfully commercialize our products on a wide scale for a number of reasons, including:

•	market acceptance of our products by physicians and patients will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use;

•	we may not be able to manufacture our products in commercial quantities or at an acceptable cost;

•	patients do not generally receive broad reimbursement from third-party payors for their purchase of our products, which may reduce widespread use of our products;

•	our inexperience in marketing, selling and distributing our products;

•	we may not have adequate financial or other resources to successfully commercialize our products;

•	the uncertainties associated with establishing and qualifying new manufacturing facilities;

•	our SEVEN is not labeled as a replacement for the information that is obtained from single-point finger stick devices;

•	patients will need to incur the costs of our SEVEN in addition to single-point finger stick devices;

•	the introduction and market acceptance of competing products and technologies;

•	our inability to obtain sufficient quantities of supplies at appropriate quality levels from our sole source and other key suppliers; and

•	rapid technological change may make our technology and our products obsolete.

Our SEVEN is more invasive than current self-monitored glucose testing systems, including single-point finger stick devices, and patients may be unwilling to insert a sensor in their body, especially if their current diabetes management involves no more than two finger sticks per day. Moreover, patients may not perceive the benefits of continuous glucose monitoring and may be unwilling to change their current treatment regimens. In addition, physicians tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products. Physicians may not recommend or prescribe our products until (i) there is long-term clinical evidence to convince them to alter their existing treatment methods, (ii) there are recommendations from prominent physicians that our products are effective in monitoring glucose levels and (iii) reimbursement or insurance coverage is widely available. We cannot predict when, if ever, physicians and patients may adopt the use of the SEVEN. If the SEVEN does not achieve an adequate level of acceptance by patients, physicians and healthcare payors, we may not generate significant product revenue and we may not become profitable.

Our debt obligations expose us to risks that could adversely affect our business, operating results and financial condition.

In March 2007, we issued an aggregate principal amount of $60 million in 4.75% Convertible Senior Notes due in 2027. The level of our indebtedness, among other things, could:

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

We have incurred net losses in each year since our inception in May 1999, including a net loss of $55.2 million for the twelve months ended December 31, 2008. As of December 31, 2008, we had an accumulated deficit of $231.4 million. We have financed our operations primarily through private placements of our equity and debt securities and our public offerings, and have devoted a substantial portion of our resources to research and development relating to our continuous glucose monitoring systems, including our in-hospital product development, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of the SEVEN. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public companies. As a result, we expect to continue to incur significant operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and may adversely affect our ability to pay interest on, and principal of, the convertible senior notes.

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

If we are unable to establish adequate sales, marketing and distribution capabilities or enter into and maintain arrangements with third parties to sell, market and distribute our products, our business may be harmed.

To achieve commercial success for the SEVEN and our future products, we must continue to develop and grow our sales and marketing organization and enter into arrangements with others to market and sell our products. We currently employ a small direct sales force to market our products in the United States. Our sales organization competes with the experienced and well-funded marketing and sales operations of our competitors. We have also entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. Because of the competition for their services, we may be unable to partner with or retain additional qualified distributors. Further, we may not be able to enter into agreements with distributors on commercially reasonable terms, if at all.

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

We have contracted with third party distributors to market and sell our products in the United States and in portions of Europe to access the existing bases of diabetes patients of certain distributors. To the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States or Europe, our product margins could be lower than if we directly marketed and sold our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we do not know whether these efforts will be successful. In addition, market acceptance of our products by physicians and patients in Europe will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe. Last, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable.

We have limited manufacturing capabilities and manufacturing personnel, and if our manufacturing capabilities are insufficient to produce an adequate supply of product at appropriate quality levels, our growth could be limited and our business could be harmed.

We currently have limited resources, facilities and experience in commercially manufacturing sufficient quantities of product to meet expected demand. We have had difficulty scaling our manufacturing operations to provide a sufficient supply of product to support our commercialization efforts. We have also experienced periods of backorder and, at times, have had to limit the efforts of our sales force to introduce our products to new customers. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. We have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts, however, there can be no assurances that supply will not be constrained going forward. In order to produce our products in the quantities we anticipate will be necessary to meet market demand, we will need to increase our manufacturing capacity by a significant factor over the current level. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, materials procurement, problems with production yields and quality control and assurance. Developing commercial-scale manufacturing facilities will require the investment of substantial additional funds and the hiring and retention of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience. Also, the scaling of manufacturing capacity is subject to numerous risks and uncertainties, such as construction timelines, design, installation and maintenance of manufacturing equipment, among others, which can lead to unexpected delays. In addition, our facilities may have to undergo additional inspections by the FDA and corresponding state agencies. We cannot assure you that we will be able to develop and expand our manufacturing process and operations or obtain FDA and state agency approval of our facilities in a timely manner or at all. If we are unable to manufacture a sufficient supply of our current products or any future products for which we may receive approval, maintain control over expenses or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand and our business will suffer.

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

Since our commercial launch in 2006, we have experienced periodic field failures. We do not believe these failures created any patient safety concerns and we are not aware of any reports of adverse events or incidents related to these failures. Although we believe we have taken appropriate actions aimed at reducing or eliminating field failures, there can be no assurances that we will not experience additional failures going forward.

Our products do not have broad reimbursement and receive only limited insurance coverage by third party payors. If we are unable to obtain adequate reimbursement at acceptable prices for our products or any future products from third-party payors, we will be unable to generate significant revenue.

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. To date, our products are not reimbursed by virtue of a national coverage decision by Medicare. Several private third-party payors have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with several of the largest private insurance providers for the purchase of our products by their members. However, patients without insurance that covers our products will have to bear the financial cost of them. On November 2, 2007, the Centers for Medicare and Medicaid, or CMS, released its 2008 Alpha-Numeric HCPCS File which included three separate codes applicable to each of the three components of our continuous glucose monitoring system and HCPCS codes for continuous glucose monitoring became effective on January 1, 2008. HCPCS codes are billing codes used by Medicare and private third-party payors, but do not represent a reimbursement coverage decision by CMS. In the United States, patients using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will be substantially dependent on whether third-party coverage and reimbursement is widely available for patients that use them. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. The continuing efforts of government and third-party payors to contain or reduce the costs of healthcare may limit our revenue. Our initial dependence on the commercial success of the SEVEN makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the SEVEN, patients may not use it.

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

We rely on Flextronics International, Ltd. to manufacture and supply circuit boards for our receiver; we rely on AMI Semiconductor, Inc. to manufacture and supply the application specific integrated circuit, or ASIC, that is incorporated into the transmitter; we rely on The Polymer Technology Group to manufacture certain polymers used to synthesize our polymeric biointerface membranes for our products; and we rely on The Tech Group to supply our injection molded components. Each of these suppliers is a sole-source supplier. In some cases, our agreements with these and our other suppliers can be terminated by either party upon short notice. Our contract manufacturers also rely on sole-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

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

On August 11, 2005, Abbott filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware, seeking a declaratory judgment that our continuous glucose monitor infringes certain patents held by Abbott. In August 2005, we moved to dismiss these claims and filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office, or the Patent Office, and by March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against us in the litigation. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by our continuous glucose monitor. On August 18, 2006 the court granted our motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim. In approving the stay, the court also granted our motion to strike, or disallow, Abbott’s amended complaint in which Abbott had sought to add three additional patents to the litigation. Subsequent to the court’s August 18, 2006 order striking Abbott’s amended complaint, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of the three additional patents it had sought to include in the litigation discussed above. On September 7, 2006, we filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, we asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. In February 2007, the Patent Office ordered reexamination of each of the three patents cited in this new lawsuit. On September 30, 2007, the court granted our motion to consolidate the cases and stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against us.

Each of the seven patents described above have one or more associated reexamination requests in various stages of prosecution at the Patent Office. With regard to the four patents originally asserted, three of the patents are under final rejection and one of the patents is under non-final rejection. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and/or seeking to add new claims. One final rejection indicates some rejected and some allowable claims. In the other two final rejections, all of the claims for which reexamination was requested currently stand rejected. So far, Abbott has filed an Appeal Brief in one of the cases finally rejected. With regard to the three patents subsequently asserted, two of the patents are under non-final rejection and one of the patents has recently had a new reexamination request ordered. In these two non-finally rejected cases, Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and/or seeking to add new claims. Additionally, although two of these three patents have each had a Reexamination Certificate issue and/or a claim confirmed, the Patent Office has subsequently ordered additional reexamination on these reexamined patents in view of new prior art and/or new issues presented by subsequently filed reexamination requests.

In 2008, Abbott copied claims from certain of DexCom’s applications, and stated that it may seek to provoke an interference with certain of DexCom’s pending applications in the Patent Office. If the interference is declared and Abbott prevails in the interference, DexCom would lose certain patent rights to the subject matter defined in the interference. Also in 2008, Abbott has filed reexamination requests seeking to invalidate two of DexCom’s patents in the Patent Office. In both reexamination requests, the Patent Office has ordered the reexamination and issued non-final office actions and we have responded to those non-final office actions by seeking claim construction to differentiate certain claims from the prior art, seeking to amend certain claims to overcome the prior art, and canceling certain claims. Recently, the Patent Office has issued a non-final office action confirming the patentability of our original and amended claims pending in one of the patents.

Although it is our position that Abbott’s assertions of infringement have no merit, and that the potential interference and reexamination requests have no merit, neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation, potential interference or reexamination requests can be assessed. No assurances can be given that we will prevail in the lawsuit or that we can successfully defend ourselves against the claims made by Abbott, and we expect to incur significant costs in defending the action, which could have a material adverse effect on our business and our results of operations regardless of the final outcome of such litigation. Subject to the stay, Abbott could immediately seek a preliminary injunction that, if granted, would force us to stop making, using, selling or offering to sell our products. Our SEVEN and SEVEN Plus are our only current products that are approved for commercial sale, and if we were forced to stop selling them, our business and prospects would suffer. We cannot assure you that Abbott will not file for a preliminary injunction, that we would be successful in defending against such an action if filed or that we can successfully defend ourselves against the claim. In addition, defending against this action could have a number of harmful effects on our business, including those discussed in the following risk factor, regardless of the final outcome of such litigation.

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

The market for glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In selling the SEVEN, we compete directly with Roche Diabetes Care, a division of Roche Diagnostics; LifeScan, Inc., a division of Johnson & Johnson; the MediSense and TheraSense divisions of Abbott Laboratories; and Bayer Corporation, each of which manufactures and markets products for the single-point finger stick device market. Collectively, these companies currently account for substantially all of the worldwide sales of self-monitored glucose testing systems. Several companies are developing or marketing short-term continuous glucose monitoring products that will compete directly with our products. To date, in addition to DexCom, three other companies, Cygnus, Medtronic and Abbott, have received approval from the FDA for continuous glucose monitors. We believe that one of the products, originally developed and marketed by Cygnus, is no longer actively marketed. In addition, we believe that Johnson & Johnson, Roche Diagnostics and others are developing invasive and non-invasive continuous glucose monitoring systems. Most of the companies developing or marketing competing devices are publicly traded or divisions of publicly-traded companies, and these companies enjoy several competitive advantages, including:

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

We have entered into a Collaboration Agreement with Edwards to develop jointly an in-hospital continuous blood glucose monitoring device that may not result in the development of a commercially viable product or generation of any future revenues.

On November 10, 2008, we entered into a Collaboration Agreement with Edwards pursuant to which we have agreed to develop jointly and to market an in-hospital continuous blood glucose monitoring system. Under the Collaboration Agreement, we expect to receive payments for various milestones related to regulatory approvals and commercial readiness of the product. In addition, we also expect to receive either a profit-sharing payment of 10% of commercial sales of the product, or a royalty of 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license to DexCom’s intellectual property in the hospital market. However, this collaboration may not result in the development of products that achieve regulatory approval or commercial success, which would result in various penalties to us under the Collaboration Agreement, up to and including loss of some or all of our milestone payments and rights to any profit-sharing or royalties.

We enter into collaborations with third parties related to our SEVEN that may not result in the development of commercially viable products or the generation of significant future revenues.

In the ordinary course of our business, we enter into collaborative arrangements to develop new products and to pursue new markets, such as our agreements with Animas and Insulet, to integrate our receiver technology into their respective insulin delivery systems. We have also entered into an OUS Commercialization Agreement with Animas pursuant to which Animas retains the exclusive right to develop and market outside the United States an ambulatory insulin pump that is combined with our continuous glucose monitoring technology. These collaborations may not result in the development of products that achieve commercial success and could be terminated prior to developing any products. Accordingly, we cannot assure you that any of our collaborations will result in the successful development of a commercially viable product or result in significant additional future revenues.

To date, no continuous glucose monitoring system, including our SEVEN, has received FDA clearance as a replacement for single-point finger stick devices, and our SEVEN and its future generations may never be approved for that indication.

The SEVEN does not eliminate the need for single-point finger stick devices and our future products may not be approved for that indication. No precedent for FDA approval of continuous glucose monitoring systems as a replacement for single-point finger stick devices has been established. Accordingly, there is no established study design or agreement regarding performance requirements or measurements in clinical trials for continuous glucose monitoring systems. We have not yet filed for FDA approval for replacement claim labeling and we cannot assure you that we will not experience delays if we do file. If any of our competitors were to obtain replacement claim labeling for a continuous glucose monitoring system, our products may not be able to compete effectively against that system and our business would suffer.

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

If we are unable to successfully complete the pre-clinical studies or clinical trials necessary to support additional PMA or 510(k) applications, we may be unable to commercialize our continuous glucose monitoring systems under development, which could impair our financial position.

Before submitting any additional PMA or 510(k) applications, such as for our in-hospital continuous blood glucose monitoring system, we must successfully complete pre-clinical studies and clinical trials that we believe will demonstrate that the product is safe and effective. Product development, including pre-clinical studies and clinical trials, is a long, expensive and uncertain process and is subject to delays and failure at any stage. Furthermore, the data obtained from the studies and trial may be inadequate to support approval of a PMA or 510(k) application. While we have in the past obtained, and may in the future obtain, an Investigational Device Exemption, or IDE, prior to commencing clinical trials for our continuous glucose monitoring systems, FDA approval of an IDE application permitting us to conduct testing does not mean that the FDA will consider the data gathered in the trial to be sufficient to support approval of a PMA or 510(k) application, even if the trial’s intended safety and efficacy endpoints are achieved.

The commencement or completion of any of our clinical trials may be delayed or halted, or be inadequate to support approval of a PMA or 510(k) application, for numerous reasons, including, but not limited to, the following:

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

We may never receive FDA approval to market our in-hospital continuous blood glucose monitoring system that is under development, or any other continuous glucose monitoring system under development.

Pursuant to the Collaboration Agreement entered into with Edwards, we are jointly developing an in-hospital continuous blood glucose monitoring system, and we will seek to obtain FDA approval for this device. The regulatory approval process for this device, and any other continuous glucose monitoring system in development involves, among other things, successfully completing clinical trials and obtaining either prior

510(k) clearance or prior approval from the FDA through the PMA process. The PMA process requires us to prove the safety and efficacy of our continuous blood glucose monitoring system to the FDA’s satisfaction. This process can be expensive and uncertain, requires detailed and comprehensive scientific and human clinical data, generally takes one to three years after a PMA application is filed and may never result in the FDA granting a PMA. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

•	our systems may not satisfy the FDA’s safety or efficacy requirements;

•	the data from our pre-clinical studies and clinical trials may be insufficient to support approval;

•	the manufacturing process or facilities we use may not meet applicable requirements; and

•	changes in FDA approval policies or adoption of new regulations may require additional data.

Even if approved, our in-hospital blood glucose monitoring system, or any other continuous glucose monitoring system under development may not be approved for the indications that are necessary or desirable for successful commercialization. We may not obtain the necessary regulatory approvals to market these continuous glucose monitoring systems in the United States or anywhere else. Any delay in, or failure to receive or maintain, approval for our continuous glucose monitoring systems under development could prevent us from generating revenue from these products or achieving profitability.

We may be unable to continue the commercialization of our SEVEN or the development and commercialization of our other continuous glucose monitoring systems, including the in-hospital continuous blood glucose monitoring system and the SEVEN PLUS, without additional funding.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including further development of our direct sales force and expansion of our manufacturing capacity, and on research and development, including conducting clinical trials for our in-hospital continuous blood glucose monitoring system as well as our next generation continuous glucose monitoring systems. For the twelve months ended December 31, 2008, our net cash used in operating activities was $37.5 million, compared to $33.2 million for the same period in 2007, and as of December 31, 2008, we had working capital of $17.1 million, including $27.1 million in cash, cash equivalents and short-term marketable securities. We expect that our cash used by operations will increase significantly in each of the next several years, and, although we recently completed a public follow-on stock offering of 15,994,000 shares of our common stock for net proceeds to the company of approximately $45.6 million, we may need additional funds to continue the commercialization of our products and for the development and commercialization of other continuous glucose monitoring systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

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

Potential long-term complications from our products or other continuous glucose monitoring systems under development may not be revealed by our clinical experience to date.

If unanticipated long-term side-effects result from the use of our products or other glucose monitoring systems under development, we could be subject to liability and our systems would not be widely adopted. With respect to our SEVEN, our clinical trials have been limited to seven days of continuous use. Additionally, we have limited clinical experience with repeated use of our products in the same patient. We cannot assure you that long-term use would not result in unanticipated complications. Furthermore, the interim results from our current pre-clinical studies and clinical trials may not be indicative of the clinical results obtained when we examine the patients at later dates. It is possible that repeated use of our products may result in unanticipated adverse effects, potentially even after the device is removed.

If we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain marketing approval will be subject to continual review and periodic inspections by the FDA and other regulatory bodies, which may include inspection of our manufacturing processes, post-approval clinical data and promotional activities for such product. The FDA’s medical device reporting, or MDR, regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury. We and our suppliers are required to comply with the FDA’s Quality System Regulation, or QSR, and other regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, shipping and servicing of our products. The FDA enforces the QSR through unannounced inspections. We currently manufacture our devices at our headquarters facility in San Diego, California. In this facility we have more than 10,000 square feet of laboratory space and approximately 5,000 square feet of controlled environment rooms. In November 2008, our facilities were subject to a post-approval PMA and QSR audit by FDA. At the close of the inspection, FDA issued a Form 483 identifying several inspectional observations, the majority of which were corrected and verified while the FDA investigator was on site and, although we have no formal requirements or obligations to provide anything further to the FDA regarding these observations, in January 2009, we voluntarily provided formal written evidence to FDA of actions taken to address one remaining minor observation. In addition, our method of wireless communication from the transmitter to the receiver may be affected by regulatory amendments. Medtronic has filed a petition with the FCC requesting the FCC establish a bifurcated MICS band which would require device manufacturers whose products will operate in the main MICS band to either manufacture their devices using listen-before-transmit technology, or to transmit on a side band outside the main MICS band at lower power. Although the SEVEN does not comply with existing MICS band listen-before-transmit requirements, the FCC determined that the likelihood of our device causing interference is low, which was the basis for the FCC’s issuance of a waiver from these requirements. Our waiver includes a one year grace period to conform with any new rules adopted by the FCC with respect to the use of the MICS band. If the FCC does create a separate spectrum and does not extend our waiver to allow us to continue to operate in the main MICS band, we may be required to re-engineer our product to transmit over a different frequency which may require changes to our regulatory approvals and may have an adverse impact on the operation of our products. Compliance with ongoing regulatory requirements can be complex, expensive and time-consuming. Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following actions:

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

The majority of our operations are conducted at one facility in San Diego, California. Any disruption at this facility could increase our expenses.

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

We have begun limited marketing efforts in Europe and may seek to market our products in other regions in the future. Outside the United States, we can market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval in addition to other risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside the United States on a timely basis, or at all.

Our success will depend on our ability to attract and retain our personnel.

We are highly dependent on our senior management, especially Terrance H. Gregg, our President and Chief Executive Officer, Andrew K. Balo, our Senior Vice President of Clinical and Regulatory Affairs and Quality Assurance, Steven R. Pacelli, our Chief Administrative Officer and Jorge Valdes, our Senior Vice President of Operations. Our success will depend on our ability to retain our current management and to attract and retain qualified personnel in the future, including sales persons, scientists, clinicians, engineers and other highly skilled personnel. Competition for senior management personnel, as well as sales persons, scientists, clinicians and engineers, is intense and we may not be able to retain our personnel. The loss of the services of members of our senior management, scientists, clinicians or engineers could prevent the implementation and completion of our objectives, including the commercialization of our current products and the development and introduction of additional products. The loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. Each of our officers may terminate their employment at any time without notice and without cause or good reason. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). The FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the Company’s nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The effective date of the FSP is for financial statements issued for fiscal years beginning after December 15, 2008. We believe the convertible debt issued in March 2007 falls under the FSP and we will be required to retroactively apply the guidance. Although we have not completed our analysis of the impact of this guidance, we believe the application would cause a reduction to the carrying value of the debt on our balance sheet and a corresponding increase in non-cash interest expense to be recognized over the initial five year redemption period which could be significant.

Our loan and security agreement contains restrictions that may limit our operating flexibility.

In March 2006, we entered into our Loan Agreement that provided for a loan to finance various equipment and leasehold improvement expenses. In January 2008, we amended our Loan Agreement to enable us to draw an additional $3.0 million. We are required to repay this additional amount at intervals through July 2011. As of December 31, 2008, we had a total outstanding loan balance under the Loan Agreement of $3.4 million. The Loan Agreement requires us to maintain a minimum cash balance with Square 1 Bank, and also imposes certain limitations on us, including limitations on our ability to:

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

We maintain our headquarters in San Diego, California in one leased facility of approximately 66,400 square feet, which includes our laboratory, research and development, manufacturing and general administration functions. The lease for this facility expires in 2014. We have the right to extend the term of this lease for one period of five years. During 2008, we also maintained a portion of our manufacturing operations at our second facility in San Diego, California, which was located at our former headquarters. The lease for this facility expires in 2011. In the fourth quarter of 2008, we exited the second facility and currently only conduct operations at our headquarters facility. We have not yet entered into a sublease agreement for our former headquarters facility. In

November 2008, our facilities were subject to a post-approval PMA and QSR audit by FDA. At the close of the inspection, FDA issued a Form 483 identifying several inspectional observations, the majority of which were corrected and verified while the FDA investigator was on site and, although we have no formal requirements or obligations to provide anything further to the FDA regarding these observations, in January 2009, we voluntarily provided formal written evidence to FDA of actions taken to address one remaining minor observation. Based on the results of this inspection, we believe we are in substantial compliance with the regulatory requirements for a commercial medical device manufacturer. We previously leased a smaller facility of approximately 7,000 square feet near our former headquarters. We entered into a sublease agreement with an unaffiliated third-party to lease this facility from us through the balance of the lease term. We believe that our existing facilities are adequate to meet our needs for the foreseeable future, and that suitable additional space will be available in the future on commercially reasonably terms as needed.

ITEM 3.	LEGAL PROCEEDINGS.

On August 11, 2005, Abbott, filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware, seeking a declaratory judgment that our continuous glucose monitor infringes certain patents held by Abbott. In August 2005, we moved to dismiss these claims and filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office, or the Patent Office, and by March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against us in the litigation. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by our continuous glucose monitor. On August 18, 2006 the court granted our motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim. In approving the stay, the court also granted our motion to strike, or disallow, Abbott’s amended complaint in which Abbott had sought to add three additional patents to the litigation. Subsequent to the court’s August 18, 2006 order striking Abbott’s amended complaint, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of the three additional patents it had sought to include in the litigation discussed above. On September 7, 2006, we filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, we asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. In February 2007, the Patent Office ordered reexamination of each of the three patents cited in this new lawsuit. On September 30, 2007, the court granted our motion to consolidate the cases and stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against us.

Each of the seven patents described above have one or more associated reexamination requests in various stages of prosecution at the Patent Office. With regard to the four patents originally asserted, three of the patents are under final rejection and one of the patents is under non-final rejection. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and/or seeking to add new claims. One final rejection indicates some rejected and some allowable claims. In the other two final rejections, all of the claims for which reexamination was requested currently stand rejected. So far, Abbott has filed an Appeal Brief in one of the cases finally rejected. With regard to the three patents subsequently asserted, two of the patents are under non-final rejection and one of the patents has recently had a new reexamination request ordered. In these two non-finally rejected cases, Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and/or seeking to add new claims. Additionally, although two of these three patents have each had a Reexamination Certificate issue and/or a claim confirmed, the Patent Office has subsequently ordered additional reexamination on these reexamined patents in view of new prior art and/or new issues presented by subsequently filed reexamination requests.

In 2008, Abbott copied claims from certain of DexCom’s applications, and stated that it may seek to provoke an interference with certain of DexCom’s pending applications in the Patent Office. If the interference is declared and Abbott prevails in the interference, DexCom would lose certain patent rights to the subject matter defined in the interference. Also in 2008, Abbott has filed reexamination requests seeking to invalidate two of DexCom’s patents in the Patent Office. In both reexamination requests, the Patent Office has ordered the reexamination and issued non-final office actions and we have responded to those non-final office actions by seeking claim construction to differentiate certain claims from the prior art, seeking to amend certain claims to overcome the prior art, and canceling certain claims. Recently, the Patent Office has issued a non-final office action confirming the patentability of our original and amended claims pending in one of the patents.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

DexCom’s common stock is traded on the NASDAQ Global Market under the symbol “DXCM.” As of March 3, 2009, there were approximately 126 stockholders of record, excluding stockholders whose shares were held in nominee or street name by brokers. We have not paid any cash dividends and do not currently have plans to do so in the foreseeable future. Additionally, our loan agreement prohibits us from paying cash dividends without the lender’s prior written consent.

The following table sets forth the high and low intraday sales price per share for DexCom’s common stock for the periods indicated:

Year Ended December 31, 2008	High	Low
First Quarter	$10.02	$3.69
Second Quarter	$8.27	$3.94
Third Quarter	$7.90	$5.34
Fourth Quarter	$6.47	$1.36

Year Ended December 31, 2007	High	Low
First Quarter	$10.11	$6.17
Second Quarter	$9.14	$6.38
Third Quarter	$10.05	$7.05
Fourth Quarter	$10.91	$7.55

Neither we nor any affiliated purchaser repurchased any of our equity securities in the fourth quarter of fiscal year 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated statements of operations data for the years ended December 31, 2008, 2007, and 2006 and the consolidated balance sheet data as of December 31, 2008 and 2007 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The statements of operation data for the years ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005 and 2004 have been derived from our audited financial statements not included in this annual report. The following selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and related notes to those statements included elsewhere in this annual report.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Product revenue	$8,108	$4,627	$2,170	$—	$—
Development grant revenue	1,730	—	—	—	—

Total revenue	9,838	$4,627	$2,170	$—	$—
Product cost of sales	13,383	12,736	10,959	—	—
Development cost of sales	1,984	—	—	—	—

Total cost of sales	15,367	12,736	10,959	$—	$—

Gross margin (deficit)	(5,529)	(8,109)	(8,789)	—	—
Operating expenses:
Research and development(1)	19,629	16,131	19,419	26,770	12,470
Selling, general and administrative(1)	27,669	22,436	21,111	5,660	1,597

Total operating expenses	47,298	38,567	40,530	32,430	14,067

Operating loss	(52,827)	(46,676)	(49,319)	(32,430)	(14,067)
Other income	34	—	—	—	—
Interest income	1,220	3,782	2,815	1,662	121
Interest expense	(3,611)	(2,984)	(95)	—	—

Net loss	(55,184)	(45,878)	(46,599)	(30,768)	(13,946)

Accretion to redemption value of Series B and Series C redeemable convertible preferred stock	—	—	—	(122)	(3,235)

Net loss attributable to common stockholders	$(55,184)	$(45,878)	$(46,599)	$(30,890)	$(17,181)

Basic and diluted net loss per share attributable to common stockholders(2)	$(1.87)	$(1.62)	$(1.71)	$(1.63)	$(7.51)

Shares used to compute basic and diluted net loss per share attributable to common stockholders(2)	29,487	28,313	27,236	18,944	2,286

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash and marketable securities	$27,068	$64,323	$54,508	$50,525	$27,229
Working capital	17,062	58,844	52,126	43,939	25,705
Total assets	44,366	77,259	64,553	56,726	29,358
Long term obligations	61,425	61,031	2,118	—	—
Redeemable convertible preferred stock	—	—	—	—	76,974
Total stockholders’ equity (deficit)	(38,613)	7,115	56,828	49,412	(49,310)

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

(2)	See Note 2 of the notes to our consolidated financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for ambulatory use by people with diabetes and for use by healthcare providers in the hospital for the treatment of both diabetic and non-diabetic patients. On March 24, 2006, we received approval from the FDA for our first product, the STS®, designed for up to three days of continuous use. On May 31, 2007, we received approval from the FDA for our second generation continuous glucose monitoring system, the SEVEN®, designed for up to seven days of continuous use, and we began commercializing this product in the third quarter of 2007. As part of our commercialization of the SEVEN, we discontinued sales of our STS three day durable system in the second quarter of 2007 and discontinued the sale of our three day sensors during the second quarter of 2008. On February 13, 2009, we received approval from the FDA for our third generation continuous glucose monitoring system, which we expect to brand the SEVEN PLUS, and we expect to begin commercializing this product in the first quarter of 2009. Our approvals allow for the use of our continuous glucose monitoring systems by adults with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments. Our approved products must be prescribed by a physician and include a disposable sensor, a transmitter and a small handheld receiver. Our approved products are indicated for use as adjunctive devices to complement, not replace, information obtained from standard home blood glucose monitoring devices and must be calibrated periodically using a standard home blood glucose monitor. The sensor is inserted by the patient and is intended to be used continuously for up to seven days after which it is removed by the patient and may be replaced by a new sensor. Our transmitter and receiver are reusable. On November 26, 2008, we received CE Mark (Conformité Européene) approval for the SEVEN, enabling commercialization of the SEVEN system in the European Union and the countries in Asia and Latin America that recognize the CE Mark. We expect to commercialize the SEVEN on a limited basis in the European Union in 2009. From inception to 2006, we devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. Since 2006, we have devoted considerable resources to the commercialization of our ambulatory continuous glucose monitoring systems, including the SEVEN, as well as the continued research and clinical development of our technology platform. We have yet to seek approval from the FDA for our in-hospital continuous glucose monitoring system.

According to the World Health Organization, in 2006 there were more than 180 million people who suffered from diabetes worldwide. In 2007, there were an estimated 23.6 million people in the United States with diabetes, of which 17.9 million have been diagnosed, an increase of 2.8 million and 3.3 million, respectively, from 2005.

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

According to the ADA, the direct medical costs and indirect expenditures attributable to diabetes in the United States were an estimated $174 billion in 2007, an increase of $42 billion since 2002. Of the $174 billion in overall expenses, the ADA estimates that approximately $116 billion were direct medical costs. According to industry sources, the worldwide market for personal glucose monitoring systems and related disposables, which include test strips and lancets, was approximately $6.2 billion in 2005, and was expected to grow to $8.9 billion during 2008.

We have built a direct sales organization to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. We currently sell the SEVEN only in the United States and in portions of Europe, but plan to expand our sales elsewhere in the future. In September 2008, we established a wholly owned subsidiary in Sweden and hired a Vice President of International Business Development to begin our expansion outside the United States. To complement our direct sales efforts, we also employ clinical specialists who educate and provide clinical support in the field, and have entered into a limited number of distribution arrangements that allow distributors to sell our products. We believe our direct, highly-specialized and focused sales organization is sufficient for us to support our sales efforts and have no immediate plans to increase the size of the sales organization.

We are leveraging our technology platform to enhance the capabilities of our current products and to develop additional continuous glucose monitoring products. In January 2008, we entered into two separate development agreements, one with Animas, a subsidiary of Johnson & Johnson, and one with Insulet, to integrate our technology into the insulin pump product offerings of the respective partner, enabling the partner’s insulin pump to receive glucose readings from our transmitter and display this information on the pump’s screen. We are continuing clinical development of a fourth generation ambulatory product which we expect will further improve sensor reliability, stability and accuracy over the useful life of the sensor, and will be suited for large scale manufacturing. We also intend to seek approval for a pediatric indication (patients under 18 years of age) and a pregnancy indication (diabetes patients who become pregnant and patients who develop gestational diabetes) for our product platform in the future. In addition, we are developing a product platform specifically for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for the critical care market. To that end, on November 10, 2008, we entered into a definitive collaboration agreement with Edwards to develop products for continuously monitoring glucose levels in hospitalized patients. Our development timelines are highly dependent on our clinical trials, and may be delayed due to scheduling issues with patients and investigators, institutional review boards, sensor performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, the FDA may not approve our products, and if approved, we may not achieve acceptance in the marketplace by physicians and patients.

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. On November 2, 2007, The Centers for Medicare and Medicaid, or CMS, released its 2008 Alpha-Numeric HCPCS File, which included three separate codes applicable to each of the three components of our continuous glucose monitoring systems, and HCPCS codes for continuous glucose monitoring became effective on January 1, 2008. HCPCS codes are billing codes used by Medicare and private third-party payors, but do not represent a reimbursement coverage decision by CMS and, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. As of January 2009, a number of private third-party payors have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with several of the largest private insurance providers in the United States for the purchase of our products by their members. Many of these coverage policies are restrictive in nature and require the patient to comply with documentation and other requirements to demonstrate medical necessity under the policy. In addition, patients who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist patients in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create coverage policies with third-party payors during 2008 and expect to continue to do so in 2009. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, patients may not use them.

We currently manufacture our devices at our headquarters in San Diego, California. In this facility we have more than 10,000 square feet of laboratory space and approximately 5,000 square feet of controlled environment rooms. During 2008, we also maintained a portion of our manufacturing operations at our second facility in San Diego, California, which was located at our former headquarters. In the fourth quarter of 2008, we exited the second facility and currently only conduct operations at our headquarters facility. In November 2008, our facilities were subject to a post-approval PMA and QSR audit by FDA. At the close of the inspection, FDA issued a Form 483 identifying several inspectional observations, the majority of which were corrected and verified while the FDA investigator was on site and, although we have no formal requirements or obligations to provide anything further to the FDA regarding these observations, in January 2009, we voluntarily provided formal written evidence to FDA of actions taken to address one remaining minor observation. Based on the results of this inspection, we believe we are in substantial compliance with the regulatory requirements for a commercial medical device manufacturer. We manufacture our SEVEN with components supplied by outside vendors and with parts manufactured internally. Key components that we manufacture internally include the wire-based sensor for our SEVEN. The remaining components and assemblies are purchased from outside vendors. We then assemble, test, package and ship the finished product, which includes a reusable transmitter, a receiver and a disposable sensor. We are expanding our manufacturing capacity in our facilities in San Diego, California. Our capacity expansion could be constrained by the lack of material availability, equipment design, production and validation, regulatory approval of any required additional facilities, personnel staffing and other factors.

Product revenues are generated from the sale of durable continuous glucose monitoring systems (receivers and transmitters) and disposable sensors through a direct sales force in the United States as well as through distribution arrangements in the United States and in portions of Europe. The sensor is inserted by the patient and intended to be used continuously for up to seven days, after which it may be replaced with a new disposable sensor. Our transmitter and receiver are reusable. In the event we establish an installed base of patients using our products, we expect to generate an increasing portion of our revenues through recurring sales of our disposable sensors. We recognize revenue on our products upon shipment and our sales terms provide for customer payment at the time of order, or payment due within negotiated contractual terms with insurance payors, or with the issuance of a purchase order or letter of credit for certain distributors and institutions.

From inception through December 31, 2008, we had generated $16.6 million of product and development grant (non-product) revenue, and we have incurred net losses in each year since our inception in May 1999. From inception through December 31, 2008, we had an accumulated deficit of $231.4 million. We expect our losses to continue as we continue our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and convertible debt. In April 2005, we completed our initial public offering in which we sold 4,700,000 shares of common stock for net proceeds of $50.5 million. In March 2006, we entered into a Loan Agreement, which was subsequently amended in January 2008. As of December 31, 2008, we had an outstanding balance of $3.4 million under the Loan Agreement. In May 2006, we completed a follow-on public offering of 2,117,375 shares of our common stock for net proceeds of $47.0 million. In March 2007, we issued an aggregate principal amount of $60.0 million of 4.75% Convertible Senior Notes due in 2027. In February 2009, we completed a public follow-on stock offering of 15,994,000 shares of our common stock for net proceeds of approximately $45.6 million.

Financial Operations

Revenue

From inception through December 31, 2008, we generated $14.9 million in product revenue from the sale of our continuous glucose monitoring systems. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. During the first quarter of 2008, we entered into a joint development agreement with Animas Corporation and we recognize development grant revenue received pursuant to that agreement ratably over the term of the agreement. During the fourth quarter of 2008, we entered into a collaboration agreement with Edwards and we recognize development grant revenue received pursuant to that agreement ratably over the term of the agreement. From inception through December 31, 2008, we recognized $1.7 million in development grant revenue.

Cost of Sales

Product cost of sales includes direct labor and materials costs related to each product sold or produced, including assembly, test labor and scrap, as well as factory overhead supporting our manufacturing operations. Factory overhead includes facilities, material procurement and control, manufacturing engineering, quality control, supervision and management. These costs are primarily salary, fringe benefits, stock based compensation, facility expense, supplies and purchased services. The majority of our costs are currently fixed due to our relatively low production volumes compared to our potential capacity. All of our manufacturing costs are included in product cost of sales. Development cost of sales consists primarily of salaries, fringe, facilities, and supplies directly attributable to our development contracts.

Research and Development

Our research and development expenses primarily consist of engineering and research expenses related to our continuous glucose monitoring technology, clinical trials, regulatory expenses, materials and products for clinical trials. Until December 31, 2005 our manufacturing costs were included in research and development expense. Research and development expenses are primarily related to employee compensation, including salary, fringe benefits, stock based compensation, and temporary employee expenses. We also incur significant expenses to operate our clinical trials including clinical site reimbursement, clinical trial product and associated travel expenses. Our research and development expenses also include fees for design services, contractors and development materials.

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

Results of Operations

Fiscal year ending December 31, 2008 Compared to December 31, 2007

Revenue, Cost of Sales and Gross Margin

Product revenues increased $3.5 million to $8.1 million for the twelve months ending December 31, 2008 compared to $4.6 million for the twelve months ending December 31, 2007 based primarily on increased sales volume and higher average per unit selling prices. Product cost of sales increased $647,000 to $13.4 million for the twelve months ending December 31, 2008 compared to $12.7 million for the twelve months ending December 31, 2007. The increased product cost of sales associated with additional product sales was offset primarily by increased manufacturing absorption for the twelve months ending December 31, 2008 as compared to the same period in 2007. The product gross margin loss of $5.3 million for the twelve months ending December 31, 2008 decreased $2.8 million compared to $8.1 million for the same period in 2007, primarily due to increased revenue and better direct labor utilization.

Development grant revenues totaled $1.7 million for the twelve months ending December 31, 2008 and development cost of sales totaled $2.0 million. There were no development grant revenues or development cost of sales generated during 2007. The increase in both revenues and costs associated with development was primarily due to our entry into a joint development agreement with Animas Corporation during the first quarter of 2008 and our entry into a collaboration agreement with Edwards Lifesciences LLC in the fourth quarter of 2008.

Research and Development. Research and development expense increased $3.5 million to $19.6 million for the twelve months ending December 31, 2008, compared to $16.1 million for the twelve months ending December 31, 2007. Changes in research and development expense include $2.1 million in higher development costs and $1.4 million in higher clinical and regulatory and quality assurance costs. Major elements of increased research and development costs include $1.2 million in additional consulting fees, $1.2 million in increased facilities costs, and $415,000 in additional supplies.

Selling, General and Administrative. Selling, general and administrative expense increased $5.2 million to $27.7 million for the twelve months ending December 31, 2008, compared to $22.4 million for the twelve months ending December 31, 2007. The increase was primarily due to higher selling, legal and marketing costs. Major elements of increased selling, general, and administrative expenses include $1.4 million in higher share-based compensation, $852,000 in increased facilities costs, and $824,000 in higher salaries.

Interest Income. Interest income decreased $2.6 million to $1.2 million for the twelve months ending December 31, 2008, compared to $3.8 million for the twelve months ending December 31, 2007. The decrease in interest income was primarily due to lower average interest bearing cash and marketable securities balances and lower yields earned on those balances during the twelve months ending December 31, 2008 as compared to the same period of 2007.

Interest Expense. Interest expense increased $627,000 to $3.6 million for the twelve months ending December 31, 2008, compared to $3.0 million for the twelve months ending December 31, 2007. The increase in interest expense was primarily due to our $60.0 million in Convertible Senior Notes outstanding for the entire twelve months ending December 31, 2008 compared to a shorter period of time during the twelve months ending December 31, 2007 following the issuance in March of 2007.

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

Interest Income. Interest income increased $966,000 to $3.8 million for the twelve months ending December 31, 2007, compared to $2.8 million for the same period in 2006. The increase in interest income was primarily due to higher average interest bearing cash, cash equivalents, and marketable securities balances attributed to the $60.0 million aggregate principal Convertible Senior Notes we issued in March of 2007.

Interest Expense. Interest expense increased $2.9 million to $3.0 million for the twelve months ending December 31, 2007, compared to $95,000 for the same period in 2006. The increase in interest expense was primarily due to $2.7 million in additional interest expense attributed to the $60.0 million aggregate principal Convertible Senior Notes we issued in March of 2007.

Liquidity and Capital Resources

We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of December 31, 2008, we had an accumulated deficit of $231.4 million and had working capital of $17.1 million. Our cash, cash equivalents and short-term marketable securities totaled $27.1 million, excluding $4.3 million in restricted cash. We have funded our operations primarily from the sale of equity and debt securities and our bank line, raising aggregate net proceeds of $169.4 million from equity sales and $46.3 million from debt sales through December 31, 2008. As of December 31, 2008 we had a total of $3.4 million outstanding under our amended bank equipment loan that we are required to repay through July 2011. On February 4, 2009, the Company completed a public follow-on stock offering selling an aggregate of 15,994,000 shares of its common stock for net proceeds of approximately $45.6 million.

Net Cash Used in Operating Activities. Net cash used in operating activities increased $4.3 million to $37.5 million for the twelve months ending December 31, 2008, compared to $33.2 million net cash used for the same period in 2007. The increase in cash used in operations was primarily due to $9.3 million in additional net loss, offset by $2.4 million in changes in operating assets and liabilities and $2.7 million in additional non-cash charges primarily comprised of share-based compensation. Of the $2.4 million in changes in operating assets and liabilities, $12.0 million was due to additional deferred revenue and $3.5 million was due to additional restricted cash requirements.

Net Cash Provided By Investing Activities. Net cash provided by investing activities was $24.3 million for the twelve months ending December 31, 2008, compared to $8.4 million used for the same period of 2007. The increase in cash provided by investing activities was primarily due to $40.0 million decrease in cash used to purchase available-for-sale marketable securities offset by $8.1 million decreased in proceeds from the maturities of short-term marketable securities for the twelve months ending December 31, 2008 as compared to the same period in 2007. For the twelve months ending December 31, 2008, we invested $2.5 million in equipment to support manufacturing improvements compared to $3.4 million during the same period in 2007.

Net Cash Provided by Financing Activities. Net cash provided by financing activities decreased $43.9 million to $2.7 million for the twelve months ending December 31, 2008, compared to $46.6 million for the same period of 2007. The decrease was primarily due to the $46.3 million in net convertible debt proceeds generated for the twelve months ending December 31, 2007 compared to none in the same period of 2008.

Operating Capital and Capital Expenditure Requirements

We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses to commercialize our approved products, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.

We believe that our cash, cash equivalents, short-term marketable securities balances, the cash received from our stock offering, and projected cash contributions from existing partnership arrangements will be sufficient to meet our anticipated cash requirements with respect to the scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs through 2009. If our available cash, cash equivalents and short-term marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, there can be no assurance that we will be successful in obtaining additional cash contributions from future partnership arrangements. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

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

Contractual Obligations

In March 2007, we issued $60.0 million aggregate principal amount of Convertible Senior Notes due 2027 in a private offering. The notes are convertible into shares of common stock based on an initial conversion rate of 128.2051 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $7.80 per share. Interest on the notes is due semiannually on March 15 and September 15 of each year at a rate of 4.75% per year. The notes will be redeemable by us beginning March 20, 2010 at a price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest. Holders of the notes may require us to repurchase the notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of certain designated events, including a change of control. In addition, we will have the right to automatically convert the notes if the closing price of our common stock exceeds 150% of the conversion price or $11.70 per share, for at least 20 trading days during any 30-day period. If such an automatic conversion occurs before March 15, 2010, we are required to pay additional interest in cash or, at our option, in shares of our common stock. The holders of the notes may require us to repurchase the notes for cash on March 15, 2012, March 15, 2017 and March 15, 2022 at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

As of December 31, 2008, we had an outstanding balance of $3.4 million due on our bank equipment loan. We are required to repay the outstanding balance in monthly installments through September 2009. On January 31, 2008, we amended our bank equipment loan to enable us to draw an additional $3.0 million. Beginning April 2008, this additional amount requires monthly amortized payments through the maturity date of July 2011.

In April 2006, we entered into an office lease agreement for approximately 66,400 square feet of additional facilities located in San Diego, California. The initial term of this lease is eight years and we have a five-year option to renew the lease upon the expiration of the initial term. In connection with the lease, we entered into a $664,000 letter of credit to secure future payments under the lease and paid a security deposit in the amount of $89,640 in April 2006. We also currently maintain a second lease for approximately 23,000 square feet which expires in 2011 for our former headquarters facility. We exited our former headquarters facility in the fourth quarter of 2008 and have yet to sublease the property. In January 2007, we entered into a sublease agreement to sublet an existing facility near our corporate headquarters to a third party. Under the terms of the agreement, we sublet approximately 7,000 square feet of facilities space at terms and conditions, including real estate taxes and operating costs, which mirror the original lease agreement. We retain obligations per the original lease which expires in May 2011. These facility leases have annual rental escalation clauses and are expensed on a straight-line basis. In November 2007, we entered into a one year lease for approximately 1,200 square feet of storage. In November 2008, we renewed the lease of the storage facility for an additional year. In September 2008, our subsidiary in Sweden entered into a three year lease for a small shared office space, which has a quarterly adjustment clause for rent to increase or decrease in proportion to changes in consumer prices. Excluding real estate taxes and operating costs, we are required to make future monthly payments for the period from December 2008 through April 2014 totaling $8.7 million.

We are party to various purchase arrangements related to components used in production and research and development activities. As of December 31, 2008, we had purchase commitments with certain vendors totaling approximately $3.3 million due within one year. There are no purchase commitments due beyond one year.

The following table summarizes our outstanding contractual obligations as of December 31, 2008 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes payable	$63,356	$1,931	$61,425	$—	—
Operating leases	8,673	1,680	3,816	2,705	472
Purchase commitments	3,254	3,254	—	—	—

Total	$75,283	$6,865	$65,241	$2,705	$472

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities.

Related Party Transactions

Our Chairman is a director of Oracle Corporation. We incurred costs totaling $105,000, $96,000, and $38,000 relating to an Oracle ERP system for the years ended December 31, 2008, 2007 and 2006, respectively. The Chairman was not involved in the selection of the Company’s ERP system. We believe that the aforementioned arrangement was at no less favorable rates to us than those that could have been obtained from unrelated third parties based on review of price quotations with third parties.

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

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our annual report on Form 10-K, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results.

Revenue Recognition

We sell durable systems and disposable units through a direct sales force in the United States as well as through distribution arrangements in the United States and in portions of Europe. Components are individually priced and can be purchased separately or together. The SEVEN durable system includes a transmitter, a receiver, a power cord, data management software and a USB cable. Disposable sensors for use with the SEVEN are sold separately in packages of four. The initial SEVEN durable system price is not dependent upon the purchase of any amount of disposable SEVEN sensors. We discontinued sales of our STS three day durable system in the second quarter of 2007 and we discontinued the sale of our three day sensors during the second quarter of 2008.

Revenue on product sales is recognized upon shipment, which is when title and the risk of loss have been transferred to the customer and there are no other post-shipment obligations. With respect to customers who directly pay for the products, the products are generally paid for at the time of shipment using a customer’s credit card and do not include customer acceptance provisions. We recognize revenue from contracted insurance payors based on the contracted rate. For non-contracted insurance payors, we obtain a prior authorization from the payor and recognize revenue based on the estimated collectible amount and historical experience. In all situations, we receive a prescription or statement of medical necessity and, for insurance reimbursement customers, an assignment of benefits prior to shipment.

After approval of our second generation continuous glucose monitoring system, the SEVEN, on May 31, 2007, we started taking orders for an “Upgrade Kit” to upgrade existing customers for $150. Before the Upgrade Kit became available for shipment, for systems sold that included an upgrade right, a portion of the sales price was allocated to the undelivered Upgrade Kit and deferred based on the fair value of the Upgrade Kit. This deferred revenue was recognized when the Upgrade Kit was delivered to the customer. As of December 31, 2008, we no longer had a deferred product revenue balance for this program.

In August 2007, we adopted a “30-day money back guarantee” program whereby customers who purchase the SEVEN durable system and a package of four disposable sensors may return the SEVEN durable system for any reason within thirty days of purchase and receive a full refund of their purchase price. At December 31, 2008, we maintained a reserve balance of $16,000 relating to this program. We accrue for estimated returns and/or refunds by reducing revenues and establishing a liability account at the time of shipment based on historical experience.

During 2008, we entered into distribution agreements with RGH Enterprises, Inc., or “Edgepark”, and other distributors that allow the distributors to sell our durable systems and disposable units. Revenue on product sales to distributors is recognized at the time of shipment, which is when title and risk of loss have been transferred to the distributor and there are no other post-shipment obligations. Revenue is recognized based on contracted prices and invoices are either paid by check following the issuance of a purchase order or letter of credit, or they are paid by wire at the time of placing the order. Terms of distributor orders are FOB shipping point (FCA shipping point for international orders). Distributors do not have rights of return per their distribution agreement outside of our standard warranty. We accrue for estimated returns, refunds and rebates by reducing revenues and establishing a liability account at the time of shipment based on historical experience. Our distributors typically have a limited time frame to notify us of any missing, damaged, defective or non-conforming products. For any such products, we shall either, at our option, replace the portion of defective or non-conforming product at no additional cost to the distributor or cancel the order and refund any portion of the price paid to us at that time for the sale in question. We have no intention of refunding or unwinding a prior sale and view any potential non-conformity solely as a warranty issue.

During 2008, we shipped product directly to Edgepark’s customers and recognized $1.2 million in revenue, which represents 12% of the Company’s revenues for the twelve months ending December 31, 2008. With respect to another domestic distributor, we shipped product to the distributor and recognized $162,000 in revenue from this arrangement for the twelve months ending December 31, 2008. This distributor stocks inventory of the product and fulfills orders from their inventory. We monitor shipments and on-hand inventory levels to this distributor, and at December 31, 2008, this distributor had a limited amount of our product in their inventory. In December 2008, we shipped a small amount of product to our international distributor in Europe.

During 2008, we have entered into collaborative license and development arrangements with strategic partners for the development and commercialization of products utilizing our technologies. The terms of these agreements typically include multiple deliverables by us (for example, license rights, provision of research and development services, and manufacture of clinical materials) in exchange for consideration to us of some combination of non-refundable license fees, funding of research and development activities, payments based upon achievement of development milestones and royalties in the form of a designated percentage of product sales or profits. We follow the provisions of the SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”), and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue

Arrangements with Multiple Deliverables” (“EITF 00-21”). With the exception of royalties, these types of consideration are classified as development grant revenue in our consolidated statements of operations when revenue recognition is appropriate.

Non-refundable license fees are recognized as revenue when we have a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and we have no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements, are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF 00-21. We recognize up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have stand-alone value or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting.

For arrangements that are accounted for as a single unit of accounting, total payments under the arrangement are recognized as revenue on a straight-line basis over the period we expect to complete our performance obligations. The cumulative amount of revenue earned is limited to the cumulative amount of payments received as of the period ending date.

If we cannot reasonably estimate when our performance obligation either ceases or becomes inconsequential, then revenue is deferred until we can reasonably estimate when the performance obligation ceases or becomes inconsequential. Revenue is then recognized over the remaining estimated period of performance. Deferred revenue amounts are classified as current liabilities to the extent that revenue is expected to be recognized within one year.

Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we are expected to complete our performance obligations under an arrangement.

During the first quarter of 2008, we entered into a development agreement with Animas Corporation which provided us with a development grant. During the fourth quarter of 2008, we entered into a collaboration agreement with Edwards which provided us with a development grant, and we recognized $1.5 million in revenue, which represents 15% of our total revenues for the twelve months ending December 31, 2008. As of December 31, 2008, we had $12.0 million in deferred revenue relating to our development agreements.

Share-Based Compensation

Our share-based employee compensation plans are described in the notes to our consolidated financial statements. On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated Statement of Operations as of and for the years ended December 31, 2008, 2007 and 2006 reflect the impact of

SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2008, 2007 and 2006 was $7.7 million, $6.1 million, and $5.9 million, respectively. As of December 31, 2008, there was $20.0 million of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of our operating expenses through 2011. Compensation costs will be adjusted for future changes in estimated forfeitures.

Prior to January 1, 2006, we had adopted the disclosure-only provision of SFAS 123. Accordingly, we had not previously recognized compensation expense, except for share-based compensation expense accounted for in accordance with APB 25.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods as share-based compensation expense in our consolidated Statement of Operations. For the years ended December 31, 2008, 2007 and 2006, the Statement of Operations included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of share-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight-line single-option method. As share-based compensation expense recognized in the Statement of Operations in fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

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

Inventory

Inventories are valued at the lower of cost or market value. We make adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolete and potential scrapped inventories. We estimate excess and obsolete inventories by identifying the amount of on hand and on order materials and comparing those to expected future sales for the next twelve months, taking into account clinical trial and development usage along with new product introductions on a part-by-part basis. We utilize a standard cost system to track inventories on a part-by-part basis that approximates first in, first out. If necessary, adjustments are made to the standard materials, standard labor and standard overhead costs to approximate actual labor and actual overhead costs. The labor and overhead elements of our standard costs are based on full utilization of our manufacturing capacity.

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

Bonus Accrual

For the 2008 bonus plan, the Compensation Committee authorized an amount of up to 50% of salary and wages for non sales employees to be awarded from the pool based on the weighted average achievement measured against certain objectives. As targets were not met, no bonuses were paid under the 2008 bonus plan. Subsequently, the Compensation Committee approved discretionary bonuses totaling $112,000 and $522,000 in accrued bonuses were reversed during the fourth quarter of 2008.

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

Restructuring Charges

In April 2006, we entered into a lease for our current headquarters facility due to additional space requirements. In the fourth quarter of 2008, we exited our former headquarters facility after moving all operations to our new headquarters facility. We have not yet entered into a sublease agreement for the former headquarters facility. Restructuring charges taken consist primarily of costs associated with permanently vacating our former headquarters facility. We recorded $355,000 in additional rent related expense in the fourth quarter of 2008 relating to this restructuring, which is included in operating expenses and cost of sales in our consolidated statement of operations. We account for facility exit costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which requires that a liability for such costs be recognized and measured initially at fair value on the cease-use date based on remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized, reduced by the estimated sublease rentals that could be reasonably obtained even if it is not the intent to sublease. As of December 31, 2008, accrued liabilities relating to this restructuring totaled $450,000, which includes $95,000 of deferred rent previously recorded for this property.

We are required to estimate future sublease income and future net operating expenses of the facilities, among other expenses. The most significant of these estimates have related to the timing and extent of future sublease income in which to reduce lease obligations, and the probability for which the sublease income can be expected. We have based estimates of sublease income, in part, on the opinions of independent real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, and the location of the respective facility, among other factors. Further adjustments to the facility exit liability accrual will be required in future periods if actual exit costs or sublease income differ from amounts currently expected. We will review the status of restructuring activities on a quarterly basis and, if appropriate, record changes to restructuring obligations in current operations based on management’s most current estimates. Exit costs we record under these provisions are neither associated with, nor do they benefit, continuing activities.

Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48.

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

Balance at January 1, 2007	$2,181
Increases related to current year tax positions	405

Balance at December 31, 2007	$2,586

Balance at January 1, 2008	$2,586
Increases related to current year tax positions	491

Balance at December 31, 2008	$3,077

Due to the valuation allowance, none of the unrecognized tax benefits as of December 31, 2008, would reduce our annual effective tax rate. We do not expect unrecognized tax benefits to change significantly over the next 12 months.

We file income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. Due to net operating losses incurred, our tax returns from inception to date are subject to examination by taxing authorities. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2008, we had no interest or penalties accrued for uncertain tax positions.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year.

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

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Standard permits us to choose to measure many financial instruments and certain other items at fair value and established presentation and disclosure requirements. In adopting this Standard, we did not elect to measure any new assets or liabilities at their respective fair values.

In December 2007, the FASB ratified the consensus reached by the EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”). EITF 07-1 will be effective for us beginning on January 1, 2009. The adoption of EITF 07-1 is not expected to have a material effect on our financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). The FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the Company’s nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The effective date of the FSP is for financial statements issued for fiscal years beginning after December 15, 2008. We believe the convertible debt issued in March 2007 falls under the FSP and we will be required to retroactively apply the guidance. Although we have not completed our analysis of the impact of this guidance, we believe the application would cause a reduction to the carrying value of the debt on our balance sheet and a corresponding increase in non-cash interest expense to be recognized over the initial five year redemption period which could be significant.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that we should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. We are assessing the potential impact of EITF 07-5 on the financial condition and results of operations, but have not yet completed our analysis.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required is set forth under “Report of Independent Registered Public Accounting Firm,” “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Stockholders’ Equity (Deficit),” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” on pages F-2 to F-27 of this annual report.

DEXCOM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of DexCom, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DexCom, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DexCom, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 3, 2009

DEXCOM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except par value data)

	As of December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$12,700	$23,115
Short-term marketable securities, available-for-sale	14,368	41,208
Accounts receivable, net	1,118	215
Inventory	2,446	1,139
Prepaid and other current assets	1,426	1,614

Total current assets	32,058	67,291
Property and equipment, net	6,105	6,649
Restricted cash	4,270	914
Other assets	1,933	2,405

Total assets	$44,366	$77,259

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$4,599	$4,535
Accrued payroll and related expenses	2,115	2,537
Current portion of long-term debt	1,931	1,375
Current portion of deferred revenue	6,351	—

Total current liabilities	14,996	8,447
Long-term portion of deferred revenue	5,669	—
Other liabilities	889	666
Long-term debt, net of current portion	61,425	61,031

Total liabilities	82,979	70,144
Commitments and contingencies (Note 4)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value per share, 5,000 shares authorized; no shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively.	—	—
Common stock, $0.001 par value per share, 100,000 authorized; 30,103 and 29,824 shares issued and outstanding, respectively, at December 31, 2008, and 28,778 and 28,624 shares issued and outstanding, respectively, at December 31, 2007	30	29
Additional paid-in capital	192,743	183,325
Accumulated other comprehensive income	50	13
Accumulated deficit	(231,436)	(176,252)

Total stockholders’ (deficit) equity	(38,613)	7,115

Total liabilities and stockholders’ (deficit) equity	$44,366	$77,259

See accompanying notes.

DEXCOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share data)

	Years Ended December 31,
	2008	2007	2006
Product revenue	$8,108	$4,627	$2,170
Development grant revenue	1,730	—	—

Total revenue	9,838	$4,627	$2,170
Product cost of sales	13,383	12,736	10,959
Development cost of sales	1,984	—	—

Total cost of sales	15,367	12,736	10,959

Gross margin (deficit)	(5,529)	(8,109)	(8,789)
Operating expenses
Research and development	19,629	16,131	19,419
Selling, general and administrative	27,669	22,436	21,111

Total operating expenses	47,298	38,567	40,530

Operating loss	(52,827)	(46,676)	(49,319)
Other income	34	—	—
Interest income	1,220	3,782	2,815
Interest expense	(3,611)	(2,984)	(95)

Net loss	(55,184)	(45,878)	(46,599)

Net loss attributable to common stockholders	$(55,184)	$(45,878)	$(46,599)

Basic and diluted net loss per share attributable to common stockholders	$(1.87)	$(1.62)	$(1.71)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	29,487	28,313	27,236

See accompanying notes.

DEXCOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands—except per share data)

	Common stock		Additional paid-in capital	Deferred stock-based compensation	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Balance at December 31, 2005	25,417	$25	$134,257	$(1,084)	$(12)	$(83,775)	$49,411
Reclassification of deferred compensation	—	—	(1,084)	1,084	—	—	—
Issuance of stock in follow-on offering in May 2006 at $24.00 per share for cash, net of offering costs of $3,833	2,117	2	46,982	—	—	—	46,984
Exercise of stock options	539	1	551	—	—	—	552
Issuance for Employee Stock Purchase Plan	59	—	603	—	—	—	603
Cashless exercise of warrant	23	—	—	—	—	—	—
Share-based compensation for employee stock options and award grants	—	—	5,726	—	—	—	5,726
Issuance of stock for services	9	—	127	—	—	—	127
Comprehensive loss:
Unrealized gains on available-for-sale investment securities	—	—	—	—	24		24
Net loss	—	—	—	—	—	(46,599)	(46,599)

Comprehensive loss	—	—	—	—	—	—	(46,575)

Balance at December 31, 2006	28,164	$28	$187,162	$—	$12	$(130,374)	$56,828
Purchase of call spread options in connection with the sale of convertible notes	—	—	(10,950)	—	—	—	(10,950)
Settlement of the first tranche of the call spread option	(154)	—	—	—	—	—	—
Exercise of stock options for cash	464	1	381	—	—	—	382
Issuance of stock for cash	40	—	—	—	—	—
Issuance for Employee Stock Purchase Plan	72	—	515	—	—	—	515
Share-based compensation for employee stock options and award grants	—	—	5,929	—	—	—	5,929
Issuance of stock for services	38	—	288	—	—	—	288
Comprehensive loss:
Unrealized gains on available-for-sale investment securities	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(45,878)	(45,878)

Comprehensive loss	—	—	—	—	—	—	(45,877)

Balance at December 31, 2007	28,624	$29	$183,325	$—	$13	$(176,252)	$7,115
Settlement of the second tranche of the call spread option	(118)	—	—	—	—	—	—
Exercise of stock options for cash	1,103	1	1,173	—	—	—	1,174
Issuance of stock for cash	92	—	—	—	—	—	—
Issuance for Employee Stock Purchase Plan	98	—	588	—	—	—	588
Share-based compensation for employee stock options and award grants		—	7,477	—	—	—	7,477
Issuance of stock for services	25	—	180	—	—	—	180
Comprehensive loss:
Unrealized gains on available-for-sale investment securities	—	—	—	—	37	—	37
Net loss	—	—	—	—	—	(55,184)	(55,184)

Comprehensive loss	—	—	—	—	—	—	(55,147)

Balance at December 31, 2008	29,824	$30	$192,743	$—	$50	$(231,436)	$(38,613)

See accompanying notes.

DEXCOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2008	2007	2006
Operating activities
Net loss	$(55,184)	$(45,878)	$(46,599)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,036	2,912	2,697
Stock-based compensation	7,682	6,122	5,853
Non-cash restructuring charge	355	—	—
Amortization of debt issuance costs	546	420	—
Accretion and amortization related to investments, net	1	(492)	(372)
Compensation expense associated with stock options issued to consultants	1	—	—
Changes in operating assets and liabilities:
Accounts receivable	(903)	(95)	(120)
Inventory	(1,307)	274	(1,413)
Prepaid and other assets	148	326	(287)
Restricted cash	(3,356)	165	(829)
Accounts payable and accrued liabilities	(291)	1,771	(3,471)
Accrued payroll and related expenses	(422)	979	669
Deferred revenue	12,020	—	—
Deferred rent and other liabilities	223	289	137

Net cash used in operating activities	(37,451)	(33,207)	(43,735)

Investing activities
Purchase of available-for-sale marketable securities	(36,986)	(76,944)	(61,733)
Proceeds from the maturity of available-for-sale marketable securities	63,802	71,943	38,526
Purchase of property and equipment	(2,492)	(3,443)	(3,352)

Net cash (used in) provided by investing activities	24,324	(8,444)	(26,559)

Financing activities
Proceeds from issuance of senior convertible notes	—	60,000	—
Payment of senior convertible notes issuance costs	—	(2,728)	—
Purchase of senior convertible notes call spread options	—	(10,950)	—
Net proceeds from issuance of common stock	1,762	897	48,188
Proceeds from equipment loan	3,000	412	3,026
Repayment of equipment loan	(2,050)	(1,032)

Net cash provided by financing activities	2,712	46,599	51,214

Increase (decrease) in cash and cash equivalents	(10,415)	4,948	(19,080)
Cash and cash equivalents, beginning of year	23,115	18,167	37,247

Cash and cash equivalents, ending of year	$12,700	$23,115	$18,167

Non-cash investing and financing transactions:
Unrealized gain (loss) on marketable securities	$37	$1	$24

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$3,074	$1,721	$79

See accompanying notes.

DEXCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1. Organization and Summary of Significant Accounting Policies

Organization and Business

DexCom, Inc. (the “Company”) is a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for people with diabetes. On March 24, 2006, the Company received approval from the FDA for its STS designed for up to three days of continuous use. On May 31, 2007, the Company received approval from the FDA for its second generation continuous glucose monitoring system, the SEVEN, designed for up to seven days of continuous use, and the Company began commercializing this product in the third quarter of 2007. On February 13, 2009, we received approval from the FDA for our third generation continuous glucose monitoring system, which we expect to brand the SEVEN PLUS, and we expect to begin commercializing this product during the first quarter of 2009. In 2008, the Company established a wholly owned subsidiary in Sweden to begin international expansion.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include excess or obsolete inventories, warranty accruals, employee bonus, clinical study expenses, trade show expenses, allowances for returned product, allowance for bad debt, and share-based compensation expense. Excess and obsolete inventories are estimated by identifying the amount of on hand and on order materials compared to expected future sales, taking into account clinical trial and development usage along with new product introductions. Employee bonus estimates are based, in part, on the 2008 bonus plan’s authorized target bonus amounts of up to 50%, 35% and 25% of base salary for the Company’s Chief Executive Officer, its Senior Vice Presidents, and the remainder of its non-sales management employees, respectively, to be awarded from the bonus pool based on the weighted average achievement of certain objectives. As targets were not met, no bonuses were specifically paid under the 2008 bonus plan. Subsequently, the Compensation Committee approved bonuses for 2008 totaling $112,000 and $522,000 in accrued bonuses were reversed during the fourth quarter of 2008. Clinical trial expenses are accrued based on estimates of progress under related contracts and include initial set up costs as well as ongoing monitoring over multiple sites in the U.S. and abroad. An allowance for refunds for returned products is determined by analyzing the timing and amounts of past refund activity. Restructuring charges are based on estimated future sublease income, operating costs, and other costs of the exited facility.

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

Letters of Credit

At December 31, 2008 and 2007, the Company had irrevocable letters of credit outstanding with a commercial bank for approximately $914,000 securing its facility leases. The letters of credit are secured by cash and an equal amount of restricted cash has been separately disclosed in the accompanying consolidated balance sheets.

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

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets, generally three years for computer equipment and five years for furniture and fixtures and machinery and equipment, using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the lease term.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Disposable Long-Lived Assets” (“SFAS 144”), the Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company has not experienced any material impairment losses on assets used in operations.

Share-Based Compensation

The Company’s share-based employee compensation plans are described in Note 10. On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including grants of employee stock options and stock purchases by employees under the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Statement of Operations as of and for the years ended December 31, 2008, 2007 and 2006 reflect the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2008, 2007 and 2006 was $7.7 million, $6.1 million and $5.9 million, respectively.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods as stock-based compensation expense in the Company’s Consolidated Statement of Operations. For the years ended December 31, 2008, 2007 and 2006, the Company’s Consolidated Statement of Operations included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of share-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight-line single-option method. As share-based compensation expense recognized in the Consolidated Statement of Operations during fiscal 2008, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Revenue Recognition

The Company sells its durable systems and disposable units through a direct sales force in the United States and through distribution arrangements in the United States and in portions of Europe. The Company receives payment directly from patients who use its products, as well as from distributors and third party payors. Components are individually priced and can be purchased separately or together. The SEVEN durable system includes a reusable transmitter, a receiver, a power cord, data management software and a USB cable. Disposable sensors for use with the SEVEN durable system are sold separately in packages of four. The initial SEVEN durable system price is not dependent upon the purchase of any amount of disposable SEVEN sensors. The Company discontinued sales of its STS three day durable system in the second quarter of 2007 and discontinued the sale of its three day sensors during the second quarter of 2008.

Revenue on product sales is recognized upon shipment, which is when title and the risk of loss have been transferred to the customer and there are no other post shipment obligations. With respect to customers who directly pay for products, the products are generally paid for at the time of shipment using a customer’s credit card and do not include customer acceptance provisions. The Company recognizes revenue from contracted insurance payors based on the contracted rate. For non-contracted insurance payors, the Company obtains prior authorization from the payor and recognizes revenue based on the estimated collectible amount and historical experience. In all situations, the Company receives a prescription or statement of medical necessity and, for insurance reimbursement customers, an assignment of benefits prior to shipment.

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

During 2008, the Company entered into distribution agreements with RGH Enterprises, Inc., or “Edgepark”, and other distributors that allow the distributors to sell the Company’s durable systems and disposable units. Revenue on product sales to distributors is recognized at the time of shipment, which is when title and risk of loss have been transferred to the distributor and there are no other post-shipment obligations. Revenue is recognized based on contracted prices and invoices are either paid by check following the issuance of a purchase order or letter of credit, or they are paid by wire at the time of placing the order. Terms of distributor orders are FOB shipping point (FCA shipping point for international orders). Distributors do not have rights of return per their distribution agreement outside of the Company’s standard warranty. The Company accrues for estimated returns, refunds and rebates by reducing revenues and establishing a liability account at the time of shipment based on historical experience. The distributors typically have a limited time frame to notify DexCom of any missing, damaged, defective or non-conforming products. For any such products, the Company shall either, at its option, replace the portion of defective or non-conforming product at no additional cost to the distributor or cancel the order and refund any portion of the price paid to the Company at that time for the sale in question.

During 2008, the Company shipped product directly to Edgepark’s customers and recognized $1.2 million in revenue, which represents 12% of the Company’s revenues for the twelve months ending December 31, 2008. With respect to another domestic distributor, the Company shipped product to the distributor and recognized $162,000 in revenue from this arrangement for the twelve months ending December 31, 2008. This distributor stocks inventory of the product and fulfills orders from their inventory. The Company monitors shipments and on-hand inventory levels to this distributor, and at December 31, 2008 this distributor had limited amounts of our product in their ending inventory. In December 2008, the Company shipped a small amount of product to an International Distributor in Europe.

During 2008, the Company entered into collaborative license and development arrangements with strategic partners for the development and commercialization of products utilizing the Company’s technologies. The terms of these agreements typically include multiple deliverables by the Company (for example, license rights, provision research and development services and manufacture of clinical materials) in exchange for consideration to the Company of some combination of non-refundable license fees, funding of research and development activities, payments based upon achievement of clinical development milestones and royalties in the form of a designated percentage of product sales or profits. The Company follows the provisions of the SAB No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”), and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). With the exception of royalties, these types of consideration are classified as development grant revenue in the Company’s consolidated statements of operations when revenue recognition is appropriate.

Non-refundable license fees are recognized as revenue when the Company has a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and the Company has no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements, are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF 00-21. The Company recognizes up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have stand-alone value or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting.

For arrangements that are accounted for as a single unit of accounting, total payments under the arrangement are recognized as revenue on a straight-line basis over the period the Company expects to complete the Company’s performance obligations. The cumulative amount of revenue earned is limited to the cumulative amount of payments received as of the period ending date.

If the Company cannot reasonably estimate when the Company’s performance obligation either ceases or becomes inconsequential, then revenue is deferred until the Company can reasonably estimate when the performance obligation ceases or becomes inconsequential. Revenue is then recognized over the remaining estimated period of performance. Deferred revenue amounts are classified as current liabilities to the extent that revenue is expected to be recognized within one year.

Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete the Company’s performance obligations under an arrangement.

During the fourth quarter of 2008, The Company entered into a collaboration agreement with Edwards which provided the Company with a development grant, and the Company recognized $1.5 million in revenue, which represents 15% of the Company’s total revenues for the twelve months ending December 31, 2008.

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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires that all components of comprehensive income, including net income, be reported in the consolidated financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss). The Company’s comprehensive loss is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Net loss	$(55,184)	$(45,878)	$(46,599)
Unrealized gain (loss) on available-for-sale marketable securities	37	1	24

Comprehensive loss	$(55,147)	$(45,877)	$(46,575)

Inventory

Inventories are valued at the lower of cost or market value. The Company makes adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolete and potential scrapped inventories. Factors influencing these adjustments include inventories on hand and on order compared to estimated future usage and sales for existing and new products, as well as judgments regarding quality control testing data, and assumptions about the likelihood of scrap and obsolescence on a part-by-part basis. The Company utilizes a standard cost system to track inventories on a part-by-part basis that approximates first in, first out. If necessary, adjustments are made to the standard materials, standard labor and standard overhead costs to approximate actual labor and actual overhead costs. The labor and overhead elements of the standard costs are based on full utilization of the Company’s manufacturing capacity.

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense accrued and amounts paid under the lease agreement is recorded as deferred rent in the accompanying consolidated balance sheets.

Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the consolidated financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.

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

Balance at January 1, 2007	$2,181
Increases related to current year tax positions	405

Balance at December 31, 2007	$2,586

Balance at January 1, 2008	$2,586
Increases related to current year tax positions	491

Balance at December 31, 2008	$3,077

Due to the valuation allowance, none of the unrecognized tax benefits as of December 31, 2008, would reduce the Company’s annual effective tax rate.

The Company files income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. Due to net operating losses incurred, the Company’s tax returns from inception to date are subject to examination by taxing authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2008, the Company had no interest or penalties accrued for uncertain tax positions.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year.

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$12,700	—	—	$12,700
Marketable securities, available for sale	$14,368	—	—	$14,368
Restricted cash	$4,270	—	—	$4,270

The Company has maintained only Level 1 financial assets during the twelve months ended December 31, 2008.

The adoption of SFAS 157 did not have a material effect on the Company’s financial position or results of operations. The book values of cash and cash equivalents, short-term marketable securities, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

Effective January 1, 2008 the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Standard permits the Company to choose to measure many financial instruments and certain other items at fair value and established presentation and disclosure requirements. In adopting this Standard, the Company did not elect to measure any new assets or liabilities at their respective fair values.

In December 2007, the FASB ratified the consensus reached by the EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”). EITF 07-1 will be effective for the Company beginning on January 1, 2009. The adoption of EITF 07-1 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). The FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the Company’s nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The effective date of the FSP is for financial statements issued for fiscal years beginning after December 15, 2008. The Company believes the convertible debt issued in March 2007 falls under the FSP and the Company will be required to retroactively apply the guidance. Although the Company has not completed its analysis of the impact of this guidance, it believes the application would cause a reduction to the carrying value of the debt on its balance sheet and a corresponding increase in non-cash interest expense to be recognized over the initial five year redemption period, which could be significant.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations, but has not yet completed its analysis.

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

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in thousands):

	December 31,
	2008	2007	2006
Options outstanding to purchase common stock	7,112	5,900	3,991
Restricted stock	75	43	15
Convertible senior notes	7,692	7,692	—

Total	14,879	13,635	4,006

3. Financial Statement Details

Short Term Marketable Securities, Available for Sale

As described in Note 1, short-term investment securities, consisting solely of debt securities with contractual maturities of less than one year, were as follows (in thousands):

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$12,288	$49	$—	$12,337
Commercial paper	2,030	2	(1)	2,031

Total	$14,318	$51	$(1)	$14,368

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$39,201	$21	$(8)	$39,214
Corporate debt	1,994	—	—	1,994

Total	$41,195	$21	$(8)	$41,208

Accounts Receivable

	December 31,
	2008	2007
Accounts receivable	$1,247	$261
Less allowance for doubtful accounts and sales returns	(129)	(46)

Total	$1,118	$215

Inventory

	December 31,
	2008	2007
Raw materials	$1,426	$649
Work in process	198	130
Finished goods	822	360

Total	$2,446	$1,139

Property and Equipment

	December 31,
	2008	2007
Furniture and fixtures	$1,182	$934
Computer equipment	3,227	2,630
Machinery and equipment	7,477	6,662
Leasehold improvements	4,764	3,931

Total	16,650	14,157
Accumulated depreciation and amortization	(10,545)	(7,508)

Property and equipment, net	$6,105	$6,649

Depreciation and amortization expense for the years ended December 31, 2008, 2007, and 2006 was $3.0 million, $2.9 million, and $2.7 million, respectively.

Accounts Payable and Accrued Liabilities

	December 31,
	2008	2007
Accounts payable trade	$1,123	$1,532
Accrued tax, audit, and legal fees	426	442
Clinical trials	132	76
Accrued interest on convertible debt	831	831
Accrued other including warranty	2,087	1,654

Total	$4,599	$4,535

Accrued Payroll and Related Expenses

	December 31,
	2008	2007
Accrued paid time off	$893	$712
Accrued wages and bonus	928	1,274
Other accrued employee benefits and taxes	294	551

Total	$2,115	$2,537

Accrued Warranty

	Year Ended December 31,
	2008	2007
Beginning balance	$52	$49
Charges to costs and expenses	615	308
Costs incurred	(596)	(305)

Ending balance	$71	$52

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

At December 31, 2008, the Company had total borrowings of $3.4 million under the Loan Agreement pursuant to the Facility A Equipment Line and Facility B Equipment Line and none was available for future borrowings. The loan bears an interest rate equal to the lender’s prime rate plus 0.25% and at December 31, 2008, the interest rate was 3.5%. Beginning April 2008, terms of the Facility B Equipment Line began to require monthly amortized payments through the maturity date of July 2011. Under the amended Loan Agreement, the Company continues to grant a security interest in substantially all of its personal property as collateral for the loan and is required to maintain cash balances equal to total outstanding loan balances with the lender.

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

The aggregate underwriting commissions and other debt issuance costs incurred with respect to the issuance of the notes was $2,728,000. These costs have been capitalized as debt issuance costs on the Company’s consolidated balance sheet and are being amortized through March 15, 2012 which is the first date holders may require the Company to repurchase the notes. As of December 31, 2008, the remaining unamortized costs totaled $1,761,000.

Repayment obligations for the convertible senior notes and equipment lines as of December 31, 2008 were as follows (in thousands):

Fiscal Year Ending
2009	$1,931
2010	900
2011	525
2012	60,000
2013	—
Thereafter	—

Total	$63,356

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

In accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), the Company recorded the $10,950,000 cost of the call spread transactions as a net reduction in additional paid in capital in the Balance Sheet for the quarter ended March 31, 2007, and will not recognize subsequent changes in fair value. During September 2007, the Company received approximately 154,000 shares of its common stock with a value of $1.4 million on the date the shares were returned to the Company as settlement of the first tranche. During March 2008, the Company received approximately 118,000 shares of its common stock with a value of $869,000 on the date the shares were returned to the Company as settlement for the second tranche.

Leases

In January 2007, the Company entered into a sublease agreement to sublet an existing facility near its corporate headquarters to a third party. Under the terms of the agreement, the Company sublet approximately 7,000 square feet of facilities space at terms and conditions, including real estate taxes and operating costs, which mirror the original lease agreement. The Company retains obligations per the original lease. Rental obligations, excluding real estate taxes and operating costs, owed by the Company, but subject to reimbursement by the subtenant in accordance with the terms of the sublease agreement, as of December 31, 2008, were as follows (in thousands):

Fiscal Year Ending
2009	$111
2010	114
2011	48

Total	$273

The Company maintains its headquarters in San Diego, California in one leased facility of approximately 66,400 square feet which expires in 2014. The Company has the right to extend the term of this lease for one period of five years. The company also currently maintains a second lease for approximately 23,000 square feet which expires in 2011. The Company exited its former headquarters facility in the fourth quarter of 2008 and has yet to sublease the property. These facility leases have annual rental increases ranging from approximately 2.5% to 4.0%. The difference between the straight-line expense over the term of the lease and actual amounts paid are recorded as deferred rent. In November 2007, the Company entered into a one year lease for approximately 1,200 square feet of storage. In November 2008, the Company renewed the lease of the storage facility for an additional year. In September 2008, the Company’s subsidiary in Sweden entered into a three year lease for a small shared office space, which has a quarterly adjustment clause for rent to increase or decrease in proportion to changes in consumer prices. Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances under all lease agreements as of December 31, 2008 were as follows (in thousands):

Fiscal Year Ending
2009	$1,680
2010	1,732
2011	2,084
2012	1,326
2013	1,379
Thereafter	472

Total	$8,673

Rent expense for the years ended December 31, 2008, 2007, and 2006 was $2.2 million, $1.5 million, and $1.2 million, respectively.

Litigation

On August 11, 2005, Abbott Diabetes Care, Inc., or Abbott, filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware, seeking a declaratory judgment that the Company’s continuous glucose monitor infringes certain patents held by Abbott. In August 2005, the Company moved to dismiss these claims and filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office, or the Patent Office, and by March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against the Company in the litigation. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by the Company’s continuous glucose monitor. On August 18, 2006, the court granted the Company’s motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim. In approving the stay, the court also granted the Company’s motion to strike, or disallow, Abbott’s amended complaint in which Abbott had sought to add three additional patents to the litigation. Subsequent to the court’s August 18, 2006 order striking Abbott’s amended complaint, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of the three additional patents it had sought to include in the litigation discussed above. On September 7, 2006, the Company filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, the Company asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. In February 2007, the Patent Office ordered reexamination of each of the three patents cited in this new lawsuit. On September 30, 2007, the court granted the Company’s motion to consolidate the cases and stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against the Company.

Each of the seven patents described above have one or more associated reexamination requests in various stages of prosecution at the Patent Office. With regard to the four patents originally asserted, three of the patents are under final rejection and one of the patents is under non-final rejection. Abbott has filed responses with the

Patent Office seeking claim construction to differentiate certain claims from the prior art the Company has presented, seeking to amend certain claims to overcome the prior art the Company has presented, and/or seeking to add new claims. One final rejection indicates some rejected and some allowable claims. In the other two final rejections, all of the claims for which reexamination was requested currently stand rejected. So far, Abbott has filed an Appeal Brief in one of the cases finally rejected. With regard to the three patents subsequently asserted, two of the patents are under non-final rejection and one of the patents has recently had a new reexamination request ordered. In these two non-finally rejected cases, Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art the Company has presented, seeking to amend certain claims to overcome the prior art the Company has presented, and/or seeking to add new claims. Additionally, although two of these three patents have each had a Reexamination Certificate issue and/or a claim confirmed, the Patent Office has subsequently ordered additional reexamination on these reexamined patents in view of new prior art and/or new issues presented by subsequently filed reexamination requests.

In 2008, Abbott copied claims from certain of the Company’s applications, and stated that it may seek to provoke an interference with certain of the Company’s pending applications in the Patent Office. If the interference is declared and Abbott prevails in the interference, the Company would lose certain patent rights to the subject matter defined in the interference. Also in 2008, Abbott has filed reexamination requests seeking to invalidate two of the Company’s patents in the Patent Office. In both reexamination requests, the Patent Office has ordered the reexamination and issued non-final office actions and the Company have responded to those non-final office actions by seeking claim construction to differentiate certain claims from the prior art, seeking to amend certain claims to overcome the prior art, and canceling certain claims. Recently, the Patent Office has issued a non-final office action confirming the patentability of our original and amended claims pending in one of the patents.

Although it is the Company’s position that Abbotts’s assertions of infringement have no merit, and that the potential interference and reexamination requests have no merit, neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation, potential interference or reexamination requests can be assessed.

Purchase Commitments

The Company is party to various purchase arrangements related to its development activities including materials used in its glucose monitoring systems. As of December 31, 2008, the Company had purchase commitments with vendors totaling $3.3 million due within one year. There are no purchase commitments due beyond one year.

Executive Separation Agreements

In March 2008, the Company’s Vice President of Advanced Development Teams (“V.P. of ADT”) resigned. The Company entered into a consulting agreement pursuant to which the V.P. of ADT agreed to remain available to consult with the Company for a period of six months following his resignation. The agreement allowed for continued vesting of all unvested options for a period of six months from the date of separation, provided that his continuous consulting service to the Company extended through September 30, 2008. Total separation costs of $169,000, including $36,000 in stock option costs and $133,000 in cash payments, has been included in research and development expenses for the year ended December 31, 2008.

In August 2008, the Company’s then Vice President of Sales (“V.P. of Sales”) entered into a Separation Agreement with the Company pursuant to which the V.P. of Sales received a lump sum separation payment of $224,000 and entitled the V.P. of Sales to purchase, in addition to the shares for which his stock options have already vested, the number of additional shares of his stock options that would have vested if he had remained employed by the Company until August 1, 2009, and all such options remained exercisable until November 1, 2008. Total separation costs of $63,000, including $(161,000) in stock option modification cost adjustments and

$224,000 in cash payments, has been included in selling, general and administrative expenses for the year ended December 31, 2008. The majority of the stock option modification costs relate to adjustments for options granted prior to the Company’s adoption of SFAS 123(R) where compensation expense is recognized using the accelerated multiple-option approach.

5. Restructuring Expenses

In April 2006, the Company entered into a lease for the current headquarters facility due to additional space requirements. In the fourth quarter of 2008, the Company exited the former headquarters facility after moving all operations to the new headquarters facility. The Company has not yet entered into a sublease agreement for the former headquarters facility. Restructuring charges taken consist primarily of costs associated with permanently vacating the Company’s former headquarters facility. The Company recorded $355,000 in additional rent related expense in the fourth quarter of 2008 relating to this restructuring, which is included in operating expenses and cost of sales in the consolidated statement of operations. As of December 31, 2008, accrued liabilities relating to this restructuring totaled $450,000, which includes $95,000 of deferred rent previously recorded for this property.

The Company accounts for facility exit costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which requires that a liability for such costs be recognized and measured initially at fair value on the cease-use date based on remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized, reduced by the estimated sublease rentals that could be reasonably obtained even if it is not the intent to sublease.

The Company is required to estimate future sublease income and future net operating expenses of the facilities, among other expenses. The most significant of these estimates have related to the timing and extent of future sublease income in which to reduce lease obligations, and the probability for which the sublease income can be expected. The Company based estimates of sublease income, in part, on the opinions of independent real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, and the location of the respective facility, among other factors. Further adjustments to the facility exit liability accrual will be required in future periods if actual exit costs or sublease income differ from amounts currently expected. The Company will review the status of restructuring activities on a quarterly basis and, if appropriate, record changes to restructuring obligations in current operations based on management’s most current estimates. Exit costs the Company records under these provisions are neither associated with, nor do they benefit, continuing activities.

The following table presents the Company’s restructuring liability, which is included within accounts payable and accrued liabilities in the consolidated balance sheets (in thousands):

Restructuring liability
Balance December 31, 2007	$—
Lease exit costs	450

Balance December 31, 2008	$450

6. Development Agreements

Insulet Corporation

On January 7, 2008, the Company entered into a development agreement with Insulet Corporation to integrate DexCom’s continuous glucose monitoring technology into Insulet’s wireless, handheld OmniPod System Personal Diabetes Manager. The agreement is non-exclusive and does not impact either party’s existing third party development agreements.

Animas Corporation

On January 10, 2008, the Company entered into a joint development agreement with Animas Corporation to integrate DexCom’s continuous glucose monitoring technology into Animas insulin pumps. Under the terms of the agreement, Animas will contribute up to $750,000 to DexCom to offset certain development, clinical and regulatory expenses. The agreement is non-exclusive and does not impact either party’s existing third party development agreements. In January of 2008 the Company received $500,000 and recorded $183,000 in revenue for the twelve months ended December 31, 2008.

Edwards Lifesciences LLC

On November 10, 2008, the Company entered into a Collaboration Agreement (the “Agreement”) with Edwards Lifesciences LLC (“Edwards”). Pursuant to the Agreement, the Company and Edwards have agreed to develop jointly and to market an in-hospital continuous blood glucose monitoring system. Under the terms of the Agreement, Edwards is obligated to pay the Company an upfront fee of $13.0 million. In addition, the Company is entitled to receive up to $23.5 million over the next three years for product development costs and milestones related to regulatory approvals and manufacturing readiness. The Company will also receive either a profit-sharing payment of up to 10% of commercial sales of the product, or a royalty of up to 6% of commercial sales of the product. The Agreement provides Edwards with an exclusive license under the Company’s intellectual property in the hospital market. Edwards will be responsible for global sales and marketing, and the Company will initially be responsible for manufacturing. In November of 2008 the Company received $13.0 million and recorded $1.5 million in revenue for the twelve months ended December 31, 2008.

7. Stockholders’ Equity

Follow-on Stock Offering

On May 2, 2006, the Company and selling stockholders closed a follow-on stock offering in which they sold an aggregate of 5,499,875 shares of its common stock. Of the 5,499,875 shares, 2,117,375 were sold by the Company for net proceeds of approximately $47.0 million, after deducting underwriting discounts, commissions and estimated offering expenses, and 3,382,500 shares were sold by selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

8. Income Taxes

At December 31, 2008, the Company has federal and state tax net operating loss carryforwards of approximately $173.8 million and $124.4 million, respectively. The federal and state tax loss carryforwards will begin to expire in 2019 and 2011, respectively, unless previously utilized. The Company also has federal and state research and development tax credit carryforwards of approximately $3.7 million and $3.9 million, respectively. The federal research and development tax credit will begin to expire in 2019, unless previously utilized.

Utilization of net operating losses and credit carryforwards are subject to an annual limitation due to ownership change limitations provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. However, the Section 382 limitations were not material. The tax benefits related to future utilization of federal and state net operating losses and tax credit carryforwards may be limited or lost if cumulative changes in ownership exceed 50% within any three-year period. The Company has not finished its 2009 analysis, but the follow-on stock offering completed in February 2009 may impact the net operating loss carryforwards.

Significant components of the Company’s deferred tax assets as of December 31, 2008 and 2007 are shown below (in thousands). A valuation allowance of approximately $86.3 million has been established as of December 31, 2008 to offset the deferred tax assets, as realization of such assets is uncertain.

	December 31,

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$64,165	$59,081
Capitalized research and development expenses	12,780	—
Tax credits	3,748	3,193
Stock compensation	3,831	2,016
Fixed and intangible assets	1,149	1,295
Other, net	648	374
Total deferred tax assets
Valuation allowance for deferred tax assets	(86,321)	(65,959)

Net deferred taxes	$—	$—

As a result of the adoption of SFAS 123 (R) the Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. At December 31, 2008, deferred tax assets do not include $3.7 million of excess tax benefits from share-based compensation.

9. Related Party Transactions

The Company’s Chairman is a director of Oracle Corporation. Costs incurred relating to an Oracle ERP system for the years ended December 31, 2008, 2007 and 2006 totaled $105,000, $96,000, and $38,000, respectively.

10. Employee Benefit Plans

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

Employee Stock Purchase Plan

The Employee Stock Purchase Plan permits eligible employees of the Company to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 10% of the participant’s cash compensation subject to certain limitations, and the purchase price will not be less than 85% of the lower of the fair market value of the stock at either the beginning of the applicable “Offering Period” or the Purchase Date. Except for the First Offering Period, each Offering Period is 12 months, with new Offering Periods commencing every six months on the dates of February 1 and August 1 of each year. Each Offering Period consists of two (2) six month purchase periods (each a “Purchase Period”) during which payroll deductions of the participants are accumulated under the ESPP. The last business day of each Purchase Period is referred to as the “Purchase Date.” The First Offering Period ran from April 13, 2005 to July 31, 2006 and included the Purchase Dates of January 31 and July 31 of 2006. Thereafter, Purchase Dates are every six months on the dates of January 31 and July 31. Annually in January of each year, subject to Board discretion and certain limitations, shares reserved for the ESPP will automatically be increased by a number of shares equal to 1% of the total number of issued and outstanding shares of the Company’s common stock at the preceding year end. On January 31, 2007, July 31, 2007, January 31, 2008 and July 31, 2008, the Company issued 33,621, 38,154, 48,584, and 49,238, respectively, shares of common stock under the ESPP.

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

A summary of the Company’s stock option activity, and related information for the three years ended December 31, 2008 is as follows (in thousands except per share data):

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	3,557	$4.33
Granted	1,235	$17.10
Exercised	(539)	$1.02
Cancelled	(262)	$13.45

Outstanding at December 31, 2006	3,991	$8.13
Granted	3,016	$7.63
Exercised	(464)	$0.82
Cancelled	(643)	$12.17

Outstanding at December 31, 2007	5,900	$6.46
Granted	3,676	$5.75
Exercised	(1,110)	$1.07
Cancelled	(1,354)	$10.48

Outstanding at December 31, 2008	7,112	$9.18

The weighted average fair values of options granted was $3.00, $4.09, and $9.34 for the three years ended December 31, 2008, 2007, and 2006, respectively.

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

As share-based compensation expense recognized in the Consolidated Statement of Operations for fiscal 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The following table summarizes information about stock options outstanding at December 31, 2008 (in thousands except for exercise price and contractual life):

Options Outstanding					Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.30 – $2.48	349	5.8	$1.61	$402	310	$1.55	$376
$3.19 – $4.32	1,503	9.9	$3.31	—	—	—	—
$5.81 – $7.47	2,076	8.7	$6.83	—	801	$7.02	—
$7.57 – $9.56	2,150	9.0	$8.25	—	578	$8.37	—
$10.00 – $19.75	726	6.9	$12.44	—	537	$12.51	—
$20.05 – $25.80	308	7.1	$21.27	—	230	$21.26	—

$0.30 – $25.80	7,112	8.6	$7.46	$402	2,456	$9.18	$376

The Company defines in-the-money options at December 31, 2008 as options that had exercise prices that were lower than the $2.76 closing market price of the Company’s common stock at that date. The aggregate intrinsic value of options outstanding at December 31, 2008 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the 349,000 options that were in-the-money at that date. There were 310,000 in-the-money options exercisable at December 31, 2008. The total intrinsic value of options exercised during the year ended December 31, 2008 was $7,765,000, determined as of the date of exercise.

The following table sets forth a summary of the Company’s nonvested stock options and activity as of and for the year ended December 31, 2008:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2007	3,431	$4.70
Granted	3,676	3.00
Vested	(1,098)	5.95
Forfeited	(1,354)	4.84

Nonvested at December 31, 2008	4,655	$3.43

Valuation and expense information under SFAS 123(R) and SFAS 123

The following table summarizes share-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the years ended December 31, 2008. 2007 and 2006 were allocated as follows (in thousands):

	Years Ended December 31,

	2008	2007	2006
Cost of sales	$561	$385	$336
Research and development	1,740	1,797	2,259
Selling, general and administrative	5,382	3,940	3,258

Share-based compensation expense included in operating expenses	$7,683	$6,122	$5,853

The Company estimated the fair value of each option grant and ESPP purchase rights on the date of grant using the Black-Scholes option pricing model with the below assumptions.

Options:

	Years Ended December 31,

	2008	2007	2006
Risk free interest rate	4.5%	4.6%	4.5 – 5.2%
Dividend yield	0%	0%	0%
Expected volatility of the Company’s stock	0.48	0.50	0.51
Expected life (in years)	6.1	6.1	6.1

ESPP:

	Years Ended December 31,

	2008	2007	2006
Risk free interest rate	4.6%	5.0 – 5.16%	4.6 – 5.2%
Dividend yield	0%	0%	0%
Expected volatility of the Company’s stock	0.48	0.50	0.43 – 0.50
Expected life (in years)	1	1	1

Restricted Stock Awards

The Company has periodically granted unvested restricted common stock awards to certain employees. As of December 31, 2008, a total of 151,963 such shares had been granted. The grant awards typically vest 25% annually and are fully vested following the fourth anniversary of the vesting start date. In 2008, the Company granted 92,213 shares of restricted stock to its President and CEO pursuant to an amended offer letter. These shares vest monthly and are fully vested following the thirtieth month after the vesting start date. Vesting of all restricted common stock awards is subject to continued employment and the Company has the right to repurchase unvested shares at the original issuance price of $0.001 per share subject to certain terms and conditions. The shares had a weighted-average fair value of $8.64 per share at date of grant. As of December 31, 2008, there were 75,156 shares subject to repurchase with an intrinsic value of $207,000.

Reserved Shares

The Company has reserved shares of common stock for future issuance as follows (in thousands):

	December 31,

	2008	2007
Stock options and awards under the Company’s plans:
Granted and outstanding	7,112	5,900
Reserved for future grant	135	498
Employee Stock Purchase Plan	743	631
Convertible senior notes	7,692	7,692

Total	15,682	14,721

11. Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007 (in thousands except per share data):

	For the Three Months Ended

	December 31	September 30	June 30	March 31
Year ended December 31, 2008
Revenues	$4,074	$1,920	$1,982	$1,862
Gross margin (deficit)	(818)	(1,920)	(1,411)	(1,380)
Total operating costs	11,920	12,070	12,044	11,264
Net loss attributable to common stockholders	(13,450)	(14,688)	(14,074)	(12,972)
Basic and diluted net loss per share attributable to common stockholders	$(0.45)	$(0.50)	$(0.48)	$(0.44)

Year ended December 31, 2007
Revenues	$1,528	$1,224	$863	$1,012
Gross margin (deficit)	(2,127)	(1,889)	(2,043)	(2,050)
Total operating costs	10,050	9,614	9,497	9,406
Net loss attributable to common stockholders	(12,229)	(11,384)	(11,336)	(10,929)
Basic and diluted net loss per share attributable to common stockholders	$(0.43)	$(0.40)	$(0.40)	$(0.39)

12. Subsequent Events

Follow-on Stock Offering

On February 4, 2009, the Company completed a public follow-on stock offering, selling an aggregate of 15,994,000 shares of its common stock for net proceeds of approximately $45.6 million, after deducting underwriting discounts, commissions and estimated offering expenses.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands)

Allowance for doubtful accounts
Balance December 31, 2006	$5
Provision for doubtful accounts	74
Write-off and adjustments	(54)
Recoveries	—

Balance December 31, 2007	$25

Allowance for doubtful accounts
Balance December 31, 2007	$25
Provision for doubtful accounts	61
Write-off and adjustments	(19)
Recoveries	—

Balance December 31, 2008	$67

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by our management, with the participation of our Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that we are able to collect, record, process, summarize and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

Our management, with the participation of the Chief Executive and Chief Financial Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP an independent Public Registered Accounting firm, as stated in their report which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DexCom, Inc.

We have audited DexCom, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DexCom, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DexCom, Inc. maintained in all material respects effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DexCom, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008 of DexCom, Inc. and our report dated March 3, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 3, 2009

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

We have adopted a written code of ethics for financial employees that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other employees of the finance department designated by the company’s Chief Financial Officer. This code of ethics, titled the “Code of Conduct and Ethics for Chief Executive Officer and Senior Finance Personnel,” is publicly available on our Internet website at http://investor.shareholder.com/dexcom/governance.cfm. The information contained on our Internet website is not incorporated by reference into this Report on Form 10-K.

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

The information required by this Item concerning executive compensation and our Compensation Committee is incorporated by reference to information set forth in the Proxy Statement.

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

For the three fiscal years ended December 31, 2008—Schedule II Valuation and Qualifying Accounts, the financial statements in Part II, Item 8 of this annual report are incorporated by reference.

Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3.	Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing
3.01	Registrant’s Restated Certificate of Incorporation.	S-1	000-51222	February 1, 2005	3.01

3.02	Registrant’s Restated Bylaws.	S-1/A	000-51222	March 24, 2005	3.05

4.01	Form of Specimen Certificate for Registrant’s common stock.	S-1/A	000-51222	March 24, 2005	4.01

4.02	Second Amended and Restated Investors’ Rights Agreement, dated December 30, 2004.	S-1	000-51222	February 1, 2005	4.02

4.03	Form of Rights Agreement, between DexCom, Inc. and American Stock Transfer & Trust Company, including the Certificate of Designations of Series A Junior Participating Preferred Stock, Summary of Stock Purchase Rights and Forms of Right Certificate attached thereto as Exhibit A, B and C, respectively.	S-1/A	000-51222	March 24, 2005	4.03

4.04	Indenture, dated as of March 9, 2007, between DexCom, Inc. and Wells Fargo Bank, National Association as trustee (including form of 4.75% Convertible Senior Note due 2027).	8-K	000-51222	March 12, 2007	4.01

4.05	Registration Rights Agreement, dated as of March 9, 2007, between DexCom, Inc. and Piper Jaffray & Co.	8-K	000-51222	March 12, 2007	4.02

10.01	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.	S-1	000-5122	February 1, 2005	10.01

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing
10.02	1999 Stock Option Plan and related agreements.*	S-1	000-51222	February 1, 2005	10.02

10.03	2005 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreements.*	S-1/A	000-51222	March 24, 2005	10.03

10.04	2005 Employee Stock Purchase Plan and form of subscription agreement.*	S-1/A	000-51222	March 24, 2005	10.04

10.05	Sorrento Valley Business Park Lease dated December 3, 2003 between Hub Properties Trust and DexCom, Inc.	S-1/A	000-51222	March 25, 2005	10.08

10.06	Exclusive Patent License Agreement dated August 17, 2001 between SM Technologies, LLC and DexCom, Inc.**	S-1/A	000-51222	April 5, 2005	10.09

10.07	Agreement Regarding Terms of Sale dated May 23, 2003 between AMI Semiconductor, Inc. and DexCom, Inc.**	S-1/A	000-51222	April 5, 2005	10.10

10.08	Lease from Hub Properties Trust to DexCom, Inc. dated May 13, 2005.	8-K	000-51222	May 18, 2005	99.1

10.09	Board Member Agreement between DexCom, Inc. and Terrance H. Gregg dated May 19, 2005.	8-K	000-51222	May 24, 2005	99.01

10.10	Offer letter between DexCom, Inc. and Jorge Valdes dated October 17, 2005.*	10-K	000-51222	February 27, 2006	10.14

10.11	Loan and Security Agreement between Square I Bank and DexCom, Inc., dated March 20, 2006.	8-K	000-51222	March 24, 2006	99.01

10.12	Office Lease Agreement, dated April 4, 2006, between DexCom, Inc. and Kilroy Realty, L.P.	8-K	000-51222	April 7, 2006	99.01

10.13	Offer letter between DexCom, Inc. and Steven R. Pacelli dated April 10, 2006*	8-K	000-51222	April 13, 2006	99.01

10.14	Issuer Call Option Confirmation Letters, dated as of March 9, 2007, between DexCom, Inc. and Capital Ventures International.	8-K	000-51222	March 12, 2007	10.01

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing
10.15	First Amendment to Loan and Security Agreement, dated January 31, 2008, between DexCom, Inc. and Square 1 Bank.	8-K	000-51222	February 5, 2008	99.01

10.16	Manufacturing and Supply Agreement, dated April 3, 2008 between the Company and PTG Medical, LLC**	10-Q	000-51222	May 8, 2008	10.28

10.17	Collaboration Agreement, dated November 10, 2008 between the Company and Edwards Lifesciences LLC**	8-K/A	000-51222	January 28, 2009	10.1

10.18	Amended and Restated Joint Development Agreement, dated January 12, 2009, between the Company and Animas Corporation **	8-K/A	000-51222	January 28, 2009	10.1

10.19	OUS Commercialization Agreement, dated January 12, 2009, between the Company and Animas Corporation**	8-K/A	000-51222	January 28, 2009	10.2

10.20	Form of Amended and Restated Executive Change of Control & Severance Agreement.*					X

10.21	Amended and Restated Offer Letter Agreement dated December 19, 2008 between the Company and Terrance H. Gregg.*					X

14.01	Code of Ethics for Financial Employees	10-K	000-51222	February 27, 2006	14.1

21.01	List of Subsidiaries					X

23.01	Consent of Independent Registered Public Accounting Firm.					X

24.01	Power of Attorney. (See page 68 of this Form 10-K).					X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X

*	Represents a management contract or compensatory plan.
**	Confidential treatment has been granted for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and were filed separately with the Securities and Exchange Commission.
***	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that DexCom specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXCOM, INC.
(Registrant)

Dated: March 5, 2009	By:	/s/ JESS ROPER
Jess Roper, Chief Financial Officer

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

Signature	Title	Date
/s/ TERRANCE GREGG Terrance Gregg	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2009

/s/ JESS ROPER Jess Roper	Chief Financial Officer (Principal Financial Officer)	March 5, 2009

/s/ DONALD L. LUCAS Donald L. Lucas	Chairman of the Board of Directors	March 5, 2009

/s/ SEAN CARNEY Sean Carney	Director	March 5, 2009

/s/ DONALD A. LUCAS Donald A. Lucas	Director	March 5, 2009

/s/ JONATHAN LORD Jonathan Lord	Director	March 5, 2009

/s/ KEVIN SAYER Kevin Sayer	Director	March 5, 2009

/s/ JAY SKYLER Jay Skyler, M.D.	Director	March 5, 2009