Form 10-Q
period 2009-03-31
DEXCOM INC
filed 2009-05-06
CIK 1093557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in
Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of May 4, 2009, 45,907,410 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

DexCom, Inc.

Consolidated Balance Sheets

(In thousands—except par value data)

(Unaudited)

	March 31, 2009	December 31, 2008 (1)
Assets
Current assets:
Cash and cash equivalents	$9,276	$12,700
Short-term marketable securities, available-for-sale	52,176	14,368
Accounts receivable, net	1,345	1,118
Inventory	2,365	2,446
Prepaid and other current assets	1,344	1,426

Total current assets	66,506	32,058
Property and equipment, net	6,403	6,105
Restricted cash	3,702	4,270
Other assets	1,335	1,449

Total assets	$77,946	$43,882

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$3,774	$4,599
Accrued payroll and related expenses	2,187	2,115
Current portion of long-term debt	1,588	1,931
Current portion of deferred revenue	7,448	6,351

Total current liabilities	14,997	14,996
Long-term portion of deferred revenue	4,173	5,669
Other liabilities	916	889
Long-term debt, net of current portion	42,706	41,796

Total liabilities	62,792	63,350
Commitments and contingencies (Note 4)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	—	—
Common stock, $0.001 par value, 100,000 authorized; 46,187 and 45,907 issued and outstanding at March 31, 2009; 30,103 and 29,824 shares issued and outstanding at December 31, 2008	46	30
Additional paid-in capital	265,921	218,136
Accumulated other comprehensive income	13	50
Accumulated deficit	(250,826)	(237,684)

Total stockholders’ equity (deficit)	15,154	(19,468)

Total liabilities and stockholders’ equity (deficit)	$77,946	$43,882

(1)	The Consolidated Balance Sheet at December 31, 2008 has been derived from the audited consolidated financial statements as adjusted for the adoption of FSP APB 14-1.

See accompanying notes

DexCom Inc.

Consolidated Statements of Operations

(In thousands—except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008 (1)
Product revenue	$2,672	$1,824
Development grant revenue	2,540	38

Total revenue	5,212	1,862
Product cost of sales	3,522	3,112
Development cost of sales	1,953	130

Total cost of sales	5,475	3,242

Gross margin (deficit)	(263)	(1,380)
Operating expenses
Research and development	3,171	4,843
Selling, general and administrative	7,903	6,421

Total operating expenses	11,074	11,264
Operating loss	(11,337)	(12,644)
Interest income	123	565
Interest expense	(1,928)	(1,735)

Net loss	$(13,142)	$(13,814)

Basic and diluted net loss per share	$(0.33)	$(0.47)

Shares used to compute basic and diluted net loss per share	39,569	29,228

(1)	Adjusted for the required retrospective application of FSP APB 14-1.

See accompanying notes

DexCom, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008 (1)
Operating activities
Net loss	$(13,142)	$(13,814)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	652	855
Share-based compensation	2,041	1,948
Non-cash restructuring benefit	(362)	—
Accretion and amortization related to investments, net	191	(37)
Accretion related to convertible debt discount	1,135	947
Amortization of debt issuance costs	52	34
Changes in operating assets and liabilities:
Accounts receivable	(227)	(106)
Inventory	81	(685)
Prepaid and other assets	402	422
Restricted cash	568	(5,063)
Accounts payable and accrued liabilities	(463)	(1,303)
Accrued payroll and related expenses	72	(127)
Deferred revenue	(399)	463
Deferred rent and other liabilities	27	7

Net cash used in operating activities	(9,372)	(16,459)
Investing activities
Purchase of available-for-sale marketable securities	(45,361)	(17,564)
Proceeds from the maturity of available-for-sale marketable securities	7,000	32,210
Purchase of property and equipment	(950)	(1,060)

Net cash provided by/(used in) investing activities	(39,311)	13,586
Financing activities
Net proceeds from issuance of common stock	45,810	1,053
Proceeds from equipment loan	—	3,000
Repayment of equipment loan	(568)	(343)

Net cash provided by financing activities	45,242	3,710

Effect of exchange rate changes on cash and cash equivalents	17	—

Increase (decrease) in cash and cash equivalents	(3,424)	837
Cash and cash equivalents, beginning of period	12,700	23,115

Cash and cash equivalents, ending of period	$9,276	$23,952

Non-cash investing and financing transactions:
Common shares received as settlement for a call spread option	$—	$869

(1)	Adjusted for the required retrospective application of FSP APB 14-1.

See accompanying notes

DexCom, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization and Business

DexCom, Inc. (the “Company”) is a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for ambulatory use by people with diabetes and by healthcare providers in the hospital for the treatment of both diabetic and non-diabetic patients. On March 24, 2006, the Company received approval from the FDA for its STS designed for up to three days of continuous use. On May 31, 2007, the Company received approval from the FDA for its second generation continuous glucose monitoring system, the SEVEN, designed for up to seven days of continuous use, and the Company began commercializing this product in the third quarter of 2007. On February 13, 2009, the Company received approval from the FDA for its third generation continuous glucose monitoring system, the SEVEN PLUS, and the Company began commercializing this product during the first quarter of 2009, and discontinued U.S. sales of the SEVEN system in the first quarter of 2009. In 2008, the Company established a wholly owned subsidiary in Sweden to begin international expansion.

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation (except for the changes in estimates described below), have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2008 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 5, 2009.

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include excess or obsolete inventories, warranty accruals, employee bonus, clinical study expenses, trade show expenses, allowances for returned product, allowance for bad debt, and share-based compensation expense. Excess and obsolete inventories are estimated by identifying the amount of on hand and on order materials compared to expected future sales, taking into account clinical trial and development usage along with new product introductions. Employee bonus estimates are based, in part, on the 2009 bonus plan’s authorized target bonus amounts of up to 50%, 40%, 35% and 25% of base salary for the Company’s Chief Executive Officer, Chief Administrative Officer, its Senior Vice Presidents, and the remainder of its non-sales management employees, respectively, to be awarded from the bonus pool based on the weighted average achievement of certain objectives. The amount of any bonus under the 2009 plan will be predicated on achieving targeted revenue goals and performance milestones. In general, 70% of any bonus paid under the 2009 plan is based on achieving certain annual product revenue goals and 30% is based on achieving certain performance milestones. Clinical trial expenses are accrued based on estimates of progress under related contracts and include initial set up costs as well as ongoing monitoring over multiple sites in the U.S. and abroad. An allowance for refunds for returned products is determined by analyzing the timing and amounts of past refund activity.

Share-Based Compensation

The Company recorded $2.0 million and $1.9 million in share-based compensation expense during the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, unrecognized estimated compensation costs related to non-vested stock options totaled $17.6 million and is expected to be recognized through 2013. The Company utilizes the Black-Scholes option-pricing model as the method of valuation for share-based awards granted.

Revenue Recognition

The Company sells its durable systems and disposable units through a direct sales force in the United States and through distribution arrangements in the United States and in portions of Europe. Components are individually priced and can be purchased separately or together. The Company receives payment directly from patients who use its products, as well as from distributors and third party payors. The SEVEN PLUS durable system includes a reusable transmitter, a receiver, a power cord, data management software and a USB cable. Disposable sensors for use with the durable system are sold separately in packages of four. The initial SEVEN PLUS durable system price is not dependent upon the purchase of any amount of disposable sensors. The Company discontinued sales of its SEVEN durable system in the United States in the first quarter of 2009, although it continues to sell disposable sensors for use with both the SEVEN and SEVEN PLUS durable systems.

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

After approval of the Company’s third generation continuous glucose monitoring system, the SEVEN PLUS, on February 13, 2009, the Company started taking orders for an “upgrade kit” to upgrade existing customers. For systems sold during the first quarter of 2009 that included an upgrade right, a portion of the sales price is allocated to the undelivered upgrade and deferred based on the fair value of the upgrade kit. This deferred revenue will be recognized when the upgrade kit has been delivered or the program expires. As of March 31, 2009, deferred product revenue for this program totaled approximately $41,000.

In August 2007, the Company adopted a “30-day money back guarantee” program whereby customers who purchase a durable system and a package of four disposable sensors may return the durable system for any reason within thirty days of purchase and receive a full refund of their purchase price. This program also applies to the purchase of the SEVEN PLUS. The Company accrues for estimated returns and/or refunds by reducing revenues and establishing a liability account at the time of shipment based on historical experience.

During 2008 and 2009, the Company entered into distribution agreements with RGH Enterprises, Inc., or “Edgepark”, and other distributors that allow the distributors to sell the Company’s durable systems and disposable units. Revenue on product sales to distributors is recognized at the time of shipment, which is when title and risk of loss have been transferred to the distributor and there are no other post-shipment obligations. Revenue is recognized based on contracted prices and invoices are either paid by check following the issuance of a purchase order or letter of credit, or they are paid by wire at the time of placing the order. Terms of distributor orders are FOB shipping point (FCA shipping point for international orders). Distributors do not have rights of return per their distribution agreement outside of the Company’s standard warranty. The Company accrues for estimated returns, refunds and rebates by reducing revenues and establishing a liability account at the time of shipment based on historical experience. The distributors typically have a limited time frame to notify DexCom of any missing, damaged, defective or non-conforming products. For any such products, the Company shall either, at its option, replace the portion of defective or non-conforming product at no additional cost to the distributor or cancel the order and refund any portion of the price paid to the Company at that time for the sale in question.

The Company shipped product directly to distributors’ customers and recognized $699,000 in revenue for the three months ended March 31, 2009. With respect to a distributor that stocks inventory of the Company’s product and fulfills orders from their inventory, the Company shipped product to the distributor and recognized $114,000 in revenue from this arrangement for the three months ended March 31, 2009. The Company monitors shipments and on-hand inventory levels to this distributor, and at March 31, 2009 this distributor had limited amounts of the Company’s product in their ending inventory.

The Company has collaborative license and development arrangements with strategic partners for the development and commercialization of products utilizing the Company’s technologies. The terms of these agreements typically include multiple deliverables by the Company (for example, license rights, provision of research and development services and manufacture of clinical materials) in exchange for consideration to the Company of some combination of non-refundable license fees, funding of research and development activities, payments based upon achievement of clinical development milestones and royalties in the form of a designated percentage of product sales or profits. The Company follows the provisions of the Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”), and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). With the exception of royalties, these types of consideration are classified as development grant revenue in the Company’s consolidated statements of operations when revenue recognition is appropriate.

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

Under the collaboration agreement with Edwards Lifesciences LLC (“Edwards”) which provided the Company with a development grant, the Company recognized $2.5 million in development revenue for the three months ending March 31, 2009.

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

Comprehensive Loss

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments and foreign currency translation adjustments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss). The Company’s comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(13,142)	$(13,814)
Unrealized gain (loss) on short-term available-for-sale marketable securities	(54)	40
Foreign currency translation gain	17	—

Comprehensive loss	$(13,179)	$(13,774)

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

Income Taxes

At December 31, 2008, the Company had federal and state tax net operating loss carryforwards of approximately $173.8 million and $124.4 million, respectively. The federal and state tax loss carryforwards will begin to expire in 2019 and 2011, respectively, unless previously utilized. The Company also had federal and state research and development tax credit carryforwards of approximately $3.7 million and $3.9 million, respectively. The federal research and development tax credit will begin to expire in 2019, unless previously utilized.

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

Recent Accounting Guidance

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted the provisions of SFAS 157.

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9,276	—	—	$9,276
Marketable securities, available for sale	$52,176	—	—	$52,176
Restricted cash	$3,702	—	—	$3,702

The Company has maintained only Level 1 financial assets during the three months ended March 31, 2009.

The adoption of SFAS 157 did not have a material effect on the Company’s financial position or results of operations. The book values of cash and cash equivalents, short-term marketable securities, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

In December 2007, the FASB ratified the consensus reached by the EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”). Effective January 1, 2009, the Company adopted EITF 07-1. The adoption of EITF 07-1 did not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). The FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the Company’s nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The effective date of the FSP is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. On January 1, 2009, the Company adopted the provisions of the FSP. The adoption of FSP APB 14-1 resulted in a reduction to the historical carrying value of the 4.75% convertible senior notes due in 2027 on its balance sheet of $26.6 million, a reduction to the carrying value of the debt issuance costs of $1.2 million, and a corresponding increase to paid in capital as of the date of issuance. The estimated interest rate of 19.5% was applied to the notes and coupon interest using a present value technique to arrive at the fair value of the liability component. The adoption of the FSP also resulted in an increase in accumulated deficit of $6.2 million and a corresponding net decrease to the carrying value of the debt discount and issuance costs as of January 1, 2009. The Company recorded $1.1 million and $947,000 of non-cash interest expense relating to the amortization of the debt discount for the quarters ended March 31, 2009 and 2008. The Company recorded $713,000 of interest expense relating to the contractual coupon payments for each of the quarters ended March 31, 2009 and 2008. The impact of adoption of this FSP to loss per share was an increase of $0.02 and $0.03 for the quarters ended March 31, 2009 and 2008, respectively.

The following table sets forth the Company’s net carrying amount of the 4.75% convertible senior notes, which is included in long-term debt in the consolidated balance sheets (in thousands):

	March 31, 2009	December 31, 2008
Principal of convertible notes	$60,000	$60,000
Unamortized debt discount	(18,494)	(19,629)

Net carrying amount of convertible notes	$41,506	$40,371

The remaining unamortized debt discount will be amortized over the expected life of the convertible notes, which was determined to be the date of the first put option on March 15, 2012.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The effective date for EITF 07-5 is for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. On January 1, 2009, the Company adopted the provisions of EITF 07-5. The adoption of EITF 07-5 did not have a material impact on the Company’s consolidated financial statements as of March 31, 2009.

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

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in thousands):

	Three Months Ended March 31,
	2009	2008
Options outstanding to purchase common stock	7,137	5,491
Restricted stock	59	124
Convertible senior notes	7,692	7,692

Total	14,888	13,307

3. Financial Statement Details (in thousands)

Inventory

	March 31, 2009	December 31, 2008
Raw materials	$1,104	$1,426
Work-in-process	245	198
Finished goods	1,016	822

Total	$2,365	$2,446

Accounts Payable and Accrued Liabilities

	March 31, 2009	December 31, 2008
Accounts payable trade	$1,368	$1,123
Accrued tax, audit, and legal fees	685	426
Clinical trials	206	132
Accrued interest on convertible debt	119	831
Accrued other including warranty	1,396	2,087

Total	$3,774	$4,599

Accrued Warranty

	Three Months Ended March 31,
	2009	2008
Beginning balance	$71	$52
Charges to costs and expenses	119	232
Costs incurred	(143)	(158)

Ending balance	$47	$126

4. Commitments and Contingencies

Convertible Senior Notes

In March 2007, the Company issued $60 million aggregate principal amount of Convertible Senior Notes due 2027 in a private offering. The notes are convertible into shares of common stock based on an initial conversion rate of 128.2051 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $7.80 per share. Interest on the notes is due semiannually on March 15 and September 15 of each year at a rate of 4.75% per year. The notes are redeemable by the Company beginning March 20, 2010 at a price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest. Holders of the notes may require the Company to repurchase the notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of certain designated events, including a change of control. In addition, the Company will have the right to automatically convert the notes if the closing price of its common stock exceeds 150% of the conversion price, or $11.70 per share, for at least 20 trading days during any 30-day period. If such an automatic conversion occurs before March 15, 2010, the Company is required to pay additional interest in cash or, at its option, in shares of its common stock, equal to three full years of interest on the converted notes, less any interest actually paid or provided for on the notes prior to automatic conversion. The holders of the notes may require the Company to repurchase the notes for cash on March 15, 2012, March 15, 2017 and March 15, 2022 at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest. To date, there have been no shares issued upon conversion, exercise, or satisfaction of conditions relating to these notes.

Call Spread Option

In March 2007, the Company entered into hedge transactions to minimize the potential dilution of the Company’s common stock upon conversion of the Convertible Senior Notes if the Company’s stock price exceeds $7.80 per share through March 2009. The Company had the right to purchase a number of shares of common stock equal to the number of shares underlying the $60 million principal amount of the notes, at a strike price equal to the conversion price of the notes, or $7.80 per share. The call spread options were structured in four tranches with one tranche expiring in each six-month interval for two years from the date of March 6, 2007. Each of the four options capped the potential benefit to the Company at market prices ranging from $9.00 for the option which expired in September 2007 to $18.50 for the option which expired in March 2009. The call spread options were separate transactions entered into by the Company and were not part of the terms of the Convertible Senior Notes.

In accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), the Company recorded the $10,950,000 cost of the call spread transactions as a net reduction in paid in capital in the Balance Sheet for the quarter ended March 31, 2007, and will not recognize subsequent changes in fair value. During September 2007, the Company received approximately 154,000 shares of its common stock with a value of $1.4 million on the date the shares were returned to the Company as settlement of the first tranche. During March 2008, the Company received approximately 118,000 shares of its common stock with a value of $869,000 on the date the shares were returned to the Company as settlement for the second tranche.

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

At March 31, 2009, the Company had total borrowings of $2.8 million under the Loan Agreement pursuant to the Facility A Equipment Line and Facility B Equipment Line and none was available for future borrowings. The loan bears an interest rate equal to the lender’s prime rate plus 0.25% and at March 31, 2009, the interest rate was 3.5%. Beginning April 2008, terms of the Facility B Equipment Line began to require monthly amortized payments through the maturity date of July 2011. Under the amended Loan Agreement, the Company continues to grant a security interest in substantially all of its personal property as collateral for the loan and is required to maintain cash balances equal to total outstanding loan balances with the lender.

Lease

In January 2007, the Company entered into a sublease agreement to sublet an existing facility near its corporate headquarters to a third party. Under the terms of the agreement, the Company sublet approximately 7,000 square feet of facilities space at terms and conditions, including real estate taxes and operating costs, which mirror the original lease agreement. The Company retains obligations per the original lease. Rental obligations, excluding real estate taxes and operating costs, owed by the Company, but subject to reimbursement by the subtenant in accordance with the terms of the sublease agreement, as of March 31, 2009, were as follows (in thousands):

Fiscal Year Ending
2009	$84
2010	114
2011	48

Total	$246

Total rent expense for the three months ended March 31, 2009 was $106,000.

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

Each of the seven patents described above have one or more associated reexamination requests in various stages of prosecution at the Patent Office. With regard to the four patents originally asserted, three of the patents are under final rejection and one of the patents is under non-final rejection. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art the Company has presented, seeking to amend certain claims to overcome the prior art the Company has presented, and/or seeking to add new claims. One final rejection indicates some rejected and some allowable claims. In the other two final rejections, all of the claims for which reexamination was requested currently stand rejected. So far, Abbott has filed an Appeal Brief in one of the cases finally rejected and a Notice of Appeal in the other. With regard to the three patents subsequently asserted, two of the patents are under non-final rejection and one of the patents has recently had a new reexamination request ordered. In these two non-finally rejected cases, Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art the Company has presented, seeking to amend certain claims to overcome the prior art the Company has presented, and/or seeking to add new claims. Additionally, although two of these three patents have each had a Reexamination Certificate issue and/or a claim confirmed, the Patent Office has subsequently ordered additional reexamination on these reexamined patents in view of new prior art and/or new issues presented by subsequently filed reexamination requests.

In 2008, Abbott copied claims from certain of the Company’s applications, and stated that it may seek to provoke an interference with certain of the Company’s pending applications in the Patent Office. If an interference is declared and Abbott prevails in the interference, the Company would lose certain patent rights to the subject matter defined in the interference. Also in 2008, Abbott has filed reexamination requests seeking to invalidate two of the Company’s patents in the Patent Office. In both reexamination requests, the Patent Office has ordered the reexamination and issued non-final office actions and the Company have responded to those non-final office actions by seeking claim construction to differentiate certain claims from the prior art, seeking to amend certain claims to overcome the prior art, and canceling certain claims. Recently, the Patent Office has issued a non-final office action confirming the patentability of our original and amended claims pending in one of the patents.

Although it is the Company’s position that Abbotts’s assertions of infringement have no merit, and that the potential interference and reexamination requests have no merit, neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation, potential interference or reexamination requests can be assessed. As of March 31, 2009, no amounts have been accrued related to this litigation.

Purchase Commitments

The Company is party to various purchase arrangements related to its development activities including materials used in its glucose monitoring systems. As of March 31, 2009, the Company had purchase commitments with vendors of $2.5 million due within one year. There are no purchase commitments due beyond one year.

5. Development Agreements

Insulet Corporation

On January 7, 2008, the Company entered into a development agreement with Insulet Corporation to integrate DexCom’s continuous glucose monitoring technology into Insulet’s wireless, handheld OmniPod System Personal Diabetes Manager. The agreement is non-exclusive and does not impact either party’s existing third party development agreements.

Animas Corporation

On January 10, 2008, and as amended on January 12, 2009, the Company entered into a joint development agreement with Animas Corporation to integrate DexCom’s continuous glucose monitoring technology into Animas insulin pumps. Under the terms of the amended agreement, Animas will contribute up to $1,050,000 to DexCom to offset certain development, clinical and regulatory expenses. The agreement is non-exclusive in the United States, but exclusive outside the United States and does not impact either party’s existing third party development agreements. In January of 2008 the Company received $500,000. In January of 2009 the Company received $250,000. The Company recorded $70,000 in revenue for the three months ended March 31, 2009, compared to $38,000 for the same period in 2008.

Edwards Lifesciences LLC

On November 10, 2008, the Company entered into a Collaboration Agreement (the “Agreement”) with Edwards. Pursuant to the Agreement, the Company and Edwards agreed to develop jointly and to market an in-hospital continuous blood glucose monitoring system. Under the terms of the Agreement, Edwards was obligated to pay the Company an upfront fee of $13.0 million. In addition, the Company is entitled to receive up to $22.0 million over the next three years for product development costs and milestones related to regulatory approvals and manufacturing readiness. The Company will also receive either a profit-sharing payment of up to 10% of commercial sales of the product, or a royalty of up to 6% of commercial sales of the product. The Agreement provides Edwards with an exclusive license under the Company’s intellectual property in the hospital market. Edwards will be responsible for global sales and marketing, and the Company will initially be responsible for manufacturing. In November 2008 the Company received $13.0 million. The Company received $2.1 million and recorded $2.5 million in revenue for the three months ended March 31, 2009.

6. Restructuring Expenses

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

In April 2006, the Company entered into a lease for the current headquarters facility due to additional space requirements. In the fourth quarter of 2008, the Company exited the former headquarters facility after moving all operations to the new headquarters facility. The Company has not yet entered into a sublease agreement for the former headquarters facility. Restructuring charges taken consist primarily of costs associated with permanently vacating the Company’s former headquarters facility. The Company recorded $355,000 in additional rent related expense during 2008 relating to this restructuring, which is included in operating expenses and cost of sales in the consolidated statement of operations. As of December 31, 2008, accrued liabilities relating to this restructuring totaled $450,000.

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

In the first quarter of 2009, the Company elected to reoccupy the former headquarters facility. This decision was based on the need to conduct research experiments requiring a large open space, which is unavailable at the current headquarters facility. As a result of the decision to reoccupy the former headquarters facility, the Company reversed the prior accrual for restructuring charges and reinstated deferred rent balances. The Company recorded a restructuring benefit of approximately $362,000 for the three months ending March 31, 2009, which is included in the consolidated statement of operations. The Company re-established a deferred rent liability of approximately $88,000 as of March 31, 2009, which is included in accounts payable and accrued liabilities in the consolidated balance sheets.

The following table sets forth the Company’s restructuring liability, which is included within accounts payable and accrued liabilities in the consolidated balance sheets (in thousands):

Restructuring liability
Balance December 31, 2008	$450
Reversal of lease exit costs	(450)

Balance March 31, 2009	$—

7. Stockholder’s Equity

Follow-on Stock Offering

On February 4, 2009, the Company completed a follow-on public offering, selling an aggregate of 15,994,000 shares of its common stock for net proceeds of approximately $45.6 million after deducting underwriting discounts, commissions and offering expenses.

8. Subsequent Event

Amended Collaboration Agreement

On May 5, 2009, the Company entered into a letter agreement amending the November 10, 2008 Collaboration Agreement with Edwards. Pursuant to the letter agreement, Edwards and DexCom have agreed that Edwards will lead and fund a portion of the clinical trials related to the Collaboration Agreement. As a result, Edwards’ development funding obligation to DexCom under the Agreement shall be reduced by $1.5 million, and the Company is entitled to receive up to $22.0 million, rather than the initial $23.5 million, for product development costs and milestones related to regulatory approvals and manufacturing readiness.

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

Overview

We are a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for ambulatory use by people with diabetes and for use by healthcare providers in the hospital for the treatment of both diabetic and non-diabetic patients. On March 24, 2006, we received approval from the FDA for our first product, the STS®, designed for up to three days of continuous use. On May 31, 2007, we received approval from the FDA for our second generation continuous glucose monitoring system, the SEVEN®, designed for up to seven days of continuous use, and we began commercializing this product in the third quarter of 2007. As part of our commercialization of the SEVEN, we discontinued sales of our STS three day durable system in the second quarter of 2007 and discontinued the sale of our three day sensors during the second quarter of 2008. On February 13, 2009, we received approval from the FDA for our third generation continuous glucose monitoring system, the SEVEN PLUS, and we began commercializing this product in the first quarter of 2009. Our approvals allow for the use of our continuous glucose monitoring systems by adults with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments. Our approved products must be prescribed by a physician and include a disposable sensor, a transmitter and a small handheld receiver. Our approved products are indicated for use as adjunctive devices to complement, not replace, information obtained from standard home blood glucose monitoring devices and must be calibrated periodically using a standard home blood glucose monitor. The sensor is inserted by the patient and is intended to be used continuously for up to seven days after which it is removed by the patient and may be replaced by a new sensor. Our transmitter and receiver are reusable. On November 26, 2008, we received CE Mark (Conformité Européene) approval for the SEVEN, enabling commercialization of the SEVEN system in the European Union and the countries in Asia and Latin America that recognize the CE Mark. We expect to commercialize our products on a limited basis in the European Union in 2009. From inception to 2006, we devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. Since 2006, we have devoted considerable resources to the commercialization of our ambulatory continuous glucose monitoring systems, including the SEVEN and SEVEN PLUS, as well as the continued research and clinical development of our technology platform. We have yet to seek approval from the FDA for our in-hospital continuous glucose monitoring system.

According to the World Health Organization, in 2006 there were more than 180 million people who suffered from diabetes worldwide. In 2007, there were an estimated 23.6 million people in the United States with diabetes, of which 17.9 million have been diagnosed, an increase of 2.8 million and 3.3 million, respectively, from 2005. The Centers for Disease Control and Prevention (CDC) estimates that approximately 4.8 million of these patients were treated with insulin. The increased prevalence of diabetes is believed to be the result of an aging population, unhealthy diets and increasingly sedentary lifestyles. According to the CDC, diabetes was the seventh leading cause of death by disease in the United States during 2007, and complications related to diabetes include heart disease, limb amputations, loss of kidney function and blindness. According to the ADA, the direct medical costs and indirect expenditures attributable to diabetes in the United States were an estimated $174 billion in 2007, an increase of $42 billion since 2002. Of the $174 billion in overall expenses, the ADA estimates that approximately $116 billion were direct medical costs. We have built a direct sales organization to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. We currently sell the SEVEN PLUS only in the United States and the SEVEN in portions of Europe, but plan to expand our sales elsewhere in the future. In September 2008, we established a wholly owned subsidiary in Sweden and hired a Vice President of International Business Development to begin our expansion outside the United States. To complement our direct sales efforts, we also employ clinical specialists who educate and provide clinical support in the field, and have entered into a limited number of distribution arrangements that allow distributors to sell our products. We believe our direct, highly-specialized and focused sales organization is sufficient for us to support our sales efforts and have no immediate plans to increase the size of the sales organization.

We are leveraging our technology platform to enhance the capabilities of our current products and to develop additional continuous glucose monitoring products. In January 2008, we entered into two separate development agreements, one with Animas, a subsidiary of Johnson & Johnson, and one with Insulet Corporation, to integrate our technology into the insulin pump product offerings of the respective partner, enabling the partner’s insulin pump to receive glucose readings from our transmitter and display this information on the pump’s screen. We are continuing clinical development of a fourth generation ambulatory product which we expect will further improve sensor reliability, stability and accuracy over the useful life of the sensor, and will be suited for large scale manufacturing. We also intend to seek approval for a pediatric indication (patients under 18 years of age) and a pregnancy indication (diabetes patients who become pregnant and patients who develop gestational diabetes) for our product platform in the future. In addition, we are developing a product platform specifically for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for use in the critical care market. To that end, on November 10, 2008, we entered into a definitive collaboration agreement with Edwards to develop products for continuously monitoring glucose levels in hospitalized patients. Our development timelines are highly dependent on our clinical trials, and may be delayed due to scheduling issues with patients and investigators, institutional review boards, sensor performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, the FDA may not approve our products, and if approved, we may not achieve acceptance in the marketplace by physicians and patients.

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. On November 2, 2007, The Centers for Medicare and Medicaid, or CMS, released its 2008 Alpha-Numeric HCPCS File, which included three separate codes applicable to each of the three components of our continuous glucose monitoring systems, and HCPCS codes for continuous glucose monitoring became effective on January 1, 2008. HCPCS codes are billing codes used by Medicare and private third-party payors, but do not represent a reimbursement coverage decision by CMS and, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. As of May 2009, a number of private third-party payors have issued coverage policies for continuous glucose monitoring devices. In addition, we have negotiated contracted rates with several of the largest private insurance providers in the United States for the purchase of our products by their members. Many of these coverage policies are restrictive in nature and require the patient to comply with documentation and other requirements to demonstrate medical necessity under the policy. In addition, patients who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist patients in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create coverage policies with third-party payors during 2009.

We currently manufacture our devices at our headquarters in San Diego, California. In this facility we have more than 10,000 square feet of laboratory space and approximately 5,000 square feet of controlled environment rooms. In November 2008, our facilities were subject to a post-approval PMA and QSR audit by FDA. At the close of the inspection, FDA issued a Form 483 identifying several inspectional observations, the majority of which were corrected and verified while the FDA investigator was on site and, although we have no formal requirements or obligations to provide anything further to the FDA regarding these observations, in January 2009, we voluntarily provided formal written evidence to FDA of actions taken to address one remaining minor observation. Based on the results of this inspection, we believe we are in substantial compliance with the regulatory requirements for a commercial medical device manufacturer. We manufacture our SEVEN and SEVEN PLUS with components supplied by outside vendors and with parts manufactured internally. Key components that we manufacture internally include the wire-based sensor for our SEVEN and SEVEN PLUS. The remaining components and assemblies are purchased from outside vendors. We then assemble, test, package and ship the finished product, which includes a reusable transmitter, a receiver and a disposable sensor. We are expanding our manufacturing capacity in our facilities in San Diego, California. Our capacity expansion could be constrained by the lack of material availability, equipment design, production and validation, regulatory approval of any required additional facilities, personnel staffing and other factors.

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

From inception through March 31, 2009, we had generated $21.8 million of product and development grant (non-product) revenue, and we have incurred net losses in each year since our inception in May 1999 and had an accumulated deficit of $250.8 million at March 31, 2009. We expect our losses to continue as we continue our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and convertible debt. In April 2005, we completed our initial public offering in which we sold 4,700,000 shares of common stock for net proceeds of $50.5 million. In March 2006, we entered into a Loan Agreement, which was subsequently amended in January 2008. As of March 31, 2009, we had an outstanding balance of $2.8 million under the Loan Agreement. In May 2006, we completed a follow-on public offering of 2,117,375 shares of our common stock for net proceeds of $47.0 million. In March 2007, we issued an aggregate principal amount of $60.0 million of 4.75% Convertible Senior Notes due in 2027. In February 2009, we completed a follow-on public offering of 15,994,000 shares of our common stock for net proceeds of approximately $45.6 million.

Financial Operations

Revenue

From inception through March 31, 2009, we generated $17.6 million in revenue from the sale of our continuous glucose monitoring systems. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. During the first quarter of 2008, we entered into a joint development agreement with Animas Corporation, as amended on January 12, 2009, and recognize development grant revenue ratably over the term of the agreement. During the fourth quarter of 2008, we entered into a collaboration agreement with Edwards and we recognize development grant revenue received pursuant to that agreement ratably over the term of the agreement. From inception through March 31, 2009, we recognized $4.3 million in development grant revenue.

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

Results of Operations

Quarter Ended March 31, 2009 Compared to March 31, 2008

Revenue, Cost of Sales and Gross Margin

Product revenues increased $848,000 to $2.7 million for the first quarter of 2009 compared to $1.8 million for the first quarter of 2008 based primarily on increased sales volume and higher average per unit selling prices. Product cost of sales increased $410,000 to $3.5 million for the first quarter of 2009 compared to $3.1 million for the first quarter of 2008. The product gross margin loss of $850,000 for the first quarter of 2009 decreased $438,000 compared to $1.3 million for the same period in 2008, primarily due to increased revenue and better direct labor utilization.

Development grant revenues totaled $2.5 million for the first quarter of 2009 compared to $38,000 for the first quarter of 2008. Development cost of sales increased $1.8 million to $2.0 million for the first quarter of 2009 compared to $130,000 for the first quarter of 2008. The increase in both revenues and costs associated with development was primarily due to our entry into a joint development agreement with Animas Corporation in the first quarter of 2008 and our entry into a collaboration agreement with Edwards Lifesciences LLC in the fourth quarter of 2008.

Research and Development. Research and development expense decreased $1.6 million to $3.2 million for the first quarter of 2009, compared to $4.8 million for the first quarter of 2008. The decrease in research and development expense was primarily due to the joint development and collaboration agreements entered into with Animas and Edwards in 2008, and the corresponding reclassification of expenses to development cost of sales. Major elements of decreased research and development costs include $662,000 in lower salaries, $277,000 in lower facilities costs, and $197,000 in fewer supplies.

Selling, General and Administrative. Selling, general and administrative expense increased $1.5 million to $7.9 million for the first quarter of 2009, compared to $6.4 million for the first quarter of 2008. The increase was primarily due to higher marketing and sales costs. Major elements of increased selling, general, and administrative expenses include $408,000 in higher salaries, $241,000 in higher marketing consulting costs, and $185,000 in higher temporary employee costs.

Interest Income. Interest income decreased $442,000 to $123,000 for the first quarter of 2009, compared to $565,000 for the first quarter of 2008. The decrease in interest income was primarily due to lower average interest bearing cash and marketable securities balances and lower yields earned on those balances during the first quarter of 2009 as compared to the first quarter of 2008.

Interest Expense. Interest expense increased $193,000 to $1.9 million for the first quarter of 2009, compared to $1.7 million for the same period in 2008. The increase in interest expense was primarily due to additional non-cash interest expense relating to the 4.75% convertible notes issued in March of 2007 and the adoption of FSP APB 14-1, which requires accretion of the debt discount to interest expense over the instrument’s expected life using the effective interest method.

Liquidity and Capital Resources

We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of March 31, 2009, we had an accumulated deficit of $250.8 million and had working capital of $51.5 million. Our cash, cash equivalents and short-term marketable securities totaled $61.5 million, excluding $3.7 million in restricted cash. We have funded our operations primarily from the sale of equity and debt securities and our bank line. As of March 31, 2009 we had a total of $2.8 million outstanding under our amended bank equipment loan that we are required to repay through July 2011.

Net Cash Used in Operating Activities. Net cash used in operating activities decreased $7.1 million to $9.4 million for the first quarter of 2009, compared to $16.4 million net cash used for the same period in 2008. The decrease in cash used in operations was primarily due to $6.5 million in changes in operating assets and liabilities and by $672,000 in lower net loss. Of the $6.5 million in changes in operating assets and liabilities, $5.6 million was due to reduced restricted cash requirements and $766,000 was due to less on hand inventory.

Net Cash Provided By Investing Activities. Net cash used in investing activities was $39.3 million for the first quarter of 2009, compared to $13.6 million provided by investing activities for the same period of 2008. The increase in cash used in investing activities was primarily due to $27.8 million increase in cash used to purchase available-for-sale marketable securities and by $25.2 million in lower proceeds from the maturities of short-term marketable securities for the first quarter of 2009 as compared to the same period in 2008. During the first quarter of 2009, we invested $1.0 million in equipment to support manufacturing improvements compared to $1.1 million during the same period in 2008.

Net Cash Provided by Financing Activities. Net cash provided by financing activities increased $41.5 million to $45.2 million for the first quarter of 2009 compared to $3.7 million for the same period of 2008. The increase was primarily due to the $45.6 million in net proceeds generated by the sale of common stock in the follow on public offering for the three months ending March 31, 2009 compared to none in the same period of 2008, offset by a decrease of $3.0 million of net proceeds from equipment loans for the three months ending March 31, 2009 compared to the same period of 2008.

Operating Capital and Capital Expenditure Requirements

We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses to commercialize our approved products, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.

We believe that our cash, cash equivalents, short-term marketable securities balances, and projected cash contributions from existing partnership arrangements will be sufficient to meet our anticipated cash requirements with respect to the scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs for at least the next twelve months. If our available cash, cash equivalents and short-term marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, there can be no assurance that we will be successful in obtaining additional cash contributions from future partnership arrangements. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

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

Contractual Obligations

We are party to various purchase arrangements related to components used in production and research and development activities. As of March 31, 2009, we had purchase commitments with certain vendors totaling approximately $2.5 million due within one year. There are no purchase commitments due beyond one year.

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

Revenue Recognition

We sell durable systems and disposable units through a direct sales force in the United States as well as through distribution arrangements in the United States and in portions of Europe. Components are individually priced and can be purchased separately or together. The SEVEN and SEVEN PLUS durable systems both include a transmitter, a receiver, a power cord, data management software and a USB cable. Disposable sensors for use with the SEVEN and SEVEN PLUS systems are sold separately in packages of four. The initial SEVEN or SEVEN PLUS durable system price is not dependent upon the purchase of any amount of disposable sensors. We discontinued sales of our SEVEN system in the United States in the first quarter of 2009, although we continue to sell disposable sensors for use with both the SEVEN and SEVEN PLUS durable systems.

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

After approval of our third generation continuous glucose monitoring system, the SEVEN PLUS, on February 13, 2009, we started taking orders for an “upgrade kit” to upgrade existing customers. For systems sold during the first quarter of 2009 that included an upgrade right, a portion of the sales price is allocated to the undelivered upgrade and deferred based on the fair value of the upgrade kit. This deferred revenue will be recognized when the upgrade kit has been delivered or the program expires. As of March 31, 2009, deferred product revenue for this program totaled approximately $41,000.

In August 2007, we adopted a “30-day money back guarantee” program whereby customers who purchase the SEVEN durable system and a package of four disposable sensors may return the SEVEN durable system for any reason within thirty days of purchase and receive a full refund of their purchase price. This program also applies to the purchase of the SEVEN PLUS. At March 31, 2009, we maintained a reserve balance of $15,000 relating to this program. We accrue for estimated returns and/or refunds by reducing revenues and establishing a liability account at the time of shipment based on historical experience.

During 2008 and 2009, we entered into distribution agreements with RGH Enterprises, Inc., or “Edgepark”, and other distributors that allow the distributors to sell our durable systems and disposable units. Revenue on product sales to distributors is recognized at the time of shipment, which is when title and risk of loss have been transferred to the distributor and there are no other post-shipment obligations. Revenue is recognized based on contracted prices and invoices are either paid by check following the issuance of a purchase order or letter of credit, or they are paid by wire at the time of placing the order. Terms of distributor orders are FOB shipping point (FCA shipping point for international orders). Distributors do not have rights of return per their distribution agreement outside of our standard warranty. We accrue for estimated returns, refunds and rebates by reducing revenues and establishing a liability account at the time of shipment based on historical experience. Our distributors typically have a limited time frame to notify us of any missing, damaged, defective or non-conforming products. For any such products, we shall either, at our option, replace the portion of defective or non-conforming product at no additional cost to the distributor or cancel the order and refund any portion of the price paid to us at that time for the sale in question. We have no intention of refunding or unwinding a prior sale and view any potential non-conformity solely as a warranty issue.

We shipped product directly to distributors’ customers and recognized $699,000 in revenue for the three months ending March 31, 2009. With respect to a domestic distributor who stocks inventory of the product and fulfills orders from their inventory, we shipped product to the distributor and recognized $114,000 in revenue from this arrangement for the three months ending March 31, 2009. We monitor shipments and on-hand inventory levels to this distributor, and at March 31, 2009, this distributor had a limited amount of our product in their inventory.

During 2008, we entered into collaborative license and development arrangements with strategic partners for the development and commercialization of products utilizing our technologies. The terms of these agreements typically include multiple deliverables by us (for example, license rights, provision of research and development services, and manufacture of clinical materials) in exchange for consideration to us of some combination of non-refundable license fees, funding of research and development activities, payments based upon achievement of development milestones and royalties in the form of a designated percentage of product sales or profits. We follow the provisions of the SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”), and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). With the exception of royalties, these types of consideration are classified as development grant revenue in our consolidated statements of operations when revenue recognition is appropriate.

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

During the first quarter of 2008, we entered into a development agreement with Animas Corporation, as amended on January 12, 2009, which provided us with a development grant. During the fourth quarter of 2008, we entered into a collaboration agreement with Edwards which provided us with a development grant. We recognized $2.5 million in development revenue for the three months ending March 31, 2009. As of March 31, 2009, we had $11.6 million in deferred revenue relating to our development agreements.

Share-Based Compensation

On January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. As permitted by SFAS 123(R), we utilize the Black-Scholes option-pricing model as the method of valuation for share-based awards granted. Share-based compensation expense recognized under SFAS 123(R) for the three months ending March 31, 2009 was $2.0 million compared to $1.9 million for the three months ending March 31, 2008. As of March 31, 2009, there was $17.6 million of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of our operating expenses through 2013. Compensation costs will be adjusted for future changes in estimated forfeitures. Prior to January 1, 2006, we had adopted the disclosure-only provision of SFAS 123 as discussed further in our annual report on Form 10-K. Accordingly, we had not previously recognized compensation expense, except for share-based compensation expense accounted for in accordance with APB 25.

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

In April 2006, we entered into a lease for the current headquarters facility due to additional space requirements. In the fourth quarter of 2008, we exited the former headquarters facility after moving all operations to the new headquarters facility. We have not yet entered into a sublease agreement for the former headquarters facility. Restructuring charges taken consist primarily of costs associated with permanently vacating our former headquarters facility. We recorded $355,000 in additional rent related expense during 2008 relating to this restructuring, which is included in operating expenses and cost of sales in the consolidated statement of operations. As of December 31, 2008, accrued liabilities relating to this restructuring totaled $450,000.

We are required to estimate future sublease income and future net operating expenses of the facilities, among other expenses. The most significant of these estimates have related to the timing and extent of future sublease income in which to reduce lease obligations, and the probability for which the sublease income can be expected. We based estimates of sublease income, in part, on the opinions of independent real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, and the location of the respective facility, among other factors. Further adjustments to the facility exit liability accrual will be required in future periods if actual exit costs or sublease income differ from amounts currently expected. We will review the status of restructuring activities on a quarterly basis and, if appropriate, record changes to restructuring obligations in current operations based on management’s most current estimates. Exit costs we record under these provisions are neither associated with, nor do they benefit, continuing activities.

In the first quarter of 2009, we elected to reoccupy the former headquarters facility. This decision was based on the need to conduct research experiments requiring a large open space, which is unavailable at the current headquarters facility. As a result of the decision to reoccupy the former headquarters facility, we reversed the prior accrual for restructuring charges and reinstated deferred rent balances. We recorded a restructuring benefit of approximately $362,000 for the three months ending March 31, 2009, which is included in the consolidated statement of operations. We re-established a deferred rent liability of approximately $88,000 as of March 31, 2009, which is included in accounts payable and accrued liabilities in the consolidated balance sheets.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of SFAS 157.

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

In December 2007, the FASB ratified the consensus reached by the EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”). Effective January 1, 2009, we adopted EITF 07-1. The adoption of EITF 07-1 did not have a material effect on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). The FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using our nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The effective date of the FSP is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. On January 1, 2009, we adopted the provisions of the FSP. The adoption of FSP APB 14-1 resulted in a reduction to the historical carrying value of the 4.75% convertible senior notes due in 2027 on our balance sheet of $26.6 million, a reduction to the carrying value of the debt issuance costs of $1.2 million, and a corresponding increase to paid in capital as of the date of issuance. The estimated interest rate of 19.5% was applied to the notes and coupon interest using a present value technique to arrive at the fair value of the liability component. The adoption of the FSP also resulted in an increase in accumulated deficit of $6.2 million and a corresponding net decrease to the carrying value of the debt discount and issuance costs as of January 1, 2009. We recorded $1.1 million and $947,000 of non-cash interest expense relating to the amortization of the debt discount for the quarters ended March 31, 2009 and 2008. We recorded $713,000 of interest expense relating to the contractual coupon payments for each of the quarters ended March 31, 2009 and 2008. The impact of adoption of this FSP to loss per share was an increase of $0.02 and $0.03 for the quarters ended March 31, 2009 and 2008, respectively.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that we should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The effective date for EITF 07-5 is for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. On January 1, 2009, we adopted the provisions of EITF 07-5. The adoption of EITF 07-5 did not have a material impact on our consolidated financial statements as of March 31, 2009.

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

Each of the seven patents described above have one or more associated reexamination requests in various stages of prosecution at the Patent Office. With regard to the four patents originally asserted, three of the patents are under final rejection and one of the patents is under non-final rejection. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and/or seeking to add new claims. One final rejection indicates some rejected and some allowable claims. In the other two final rejections, all of the claims for which reexamination was requested currently stand rejected. So far, Abbott has filed an Appeal Brief in one of the cases finally rejected and a Notice of Appeal in the other. With regard to the three patents subsequently asserted, two of the patents are under non-final rejection and one of the patents has recently had a new reexamination request ordered. In these two non-finally rejected cases, Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and/or seeking to add new claims. Additionally, although two of these three patents have each had a Reexamination Certificate issue and/or a claim confirmed, the Patent Office has subsequently ordered additional reexamination on these reexamined patents in view of new prior art and/or new issues presented by subsequently filed reexamination requests.

In 2008, Abbott copied claims from certain of DexCom’s applications, and stated that it may seek to provoke an interference with certain of DexCom’s pending applications in the Patent Office. If an interference is declared and Abbott prevails in the interference, DexCom would lose certain patent rights to the subject matter defined in the interference. Also in 2008, Abbott has filed reexamination requests seeking to invalidate two of DexCom’s patents in the Patent Office. In both reexamination requests, the Patent Office has ordered the reexamination and issued non-final office actions and we have responded to those non-final office actions by seeking claim construction to differentiate certain claims from the prior art, seeking to amend certain claims to overcome the prior art, and canceling certain claims. Recently, the Patent Office has issued a non-final office action confirming the patentability of our original and amended claims pending in one of the patents.

ITEM 1A.	RISK FACTORS

Factors that May Affect our Financial Condition and Results of Operations

We have a limited operating history and our products may never achieve market acceptance.

We are a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for ambulatory use by people with diabetes and for use by healthcare providers in the hospital for the treatment of both diabetic and non-diabetic patients. On March 24, 2006, we received approval from the FDA for our first product, the STS, designed for up to three days of continuous use. On May 31, 2007, we received approval from the FDA for our second generation continuous glucose monitoring system, the SEVEN, designed for up to seven days of continuous use, and we began commercializing this product in the third quarter of 2007. As part of our commercialization of the SEVEN, we discontinued sales of our STS three day durable system in the second quarter of 2007 and discontinued the sale of our three day sensors during the second quarter of 2008. On February 13, 2009, we received approval from the FDA for our third generation continuous glucose monitoring system, the SEVEN PLUS, and we began commercializing this product in the first quarter of 2009. Our approvals allow for the use of our continuous glucose monitoring systems by adults with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments. Our approved products must be prescribed by a physician and include a disposable sensor, a transmitter and a small handheld receiver. Our approved products are indicated for use as adjunctive devices to complement, not replace, information obtained from standard home blood glucose monitoring devices and must be calibrated periodically using a standard home blood glucose monitor. The sensor is inserted by the patient and is intended to be used continuously for up to seven days after which it is removed by the patient and may be replaced by a new sensor. Our transmitter and receiver are reusable. On November 26, 2008, we received CE Mark (Conformité Européene) approval for the SEVEN, enabling commercialization of the SEVEN system in the European Union and the countries in Asia and Latin America that recognize the CE Mark. We expect to commercialize our products on a limited basis in the European Union in 2009. From inception to 2006, we devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. Since 2006, we have devoted considerable resources to the commercialization of our ambulatory continuous glucose monitoring systems, including the SEVEN and SEVEN PLUS, as well as the continued research and clinical development of our technology platform. We have yet to seek approval from the FDA for our in-hospital, continuous glucose monitoring system.

We expect that sales of our SEVEN and our SEVEN PLUS, which both consist of a handheld receiver, reusable transmitter and disposable sensor, will account for substantially all of our product revenue for the foreseeable future. From inception through March 31, 2009, revenues from sales of our products total approximately $17.6 million. We have limited experience in selling our products and we might be unable to successfully commercialize our products on a wide scale for a number of reasons, including:

•	market acceptance of our products by physicians and patients will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use;

•	we may not be able to manufacture our products in commercial quantities or at an acceptable cost;

•	patients do not generally receive broad reimbursement from third-party payors for their purchase of our products, which may reduce widespread use of our products;

•	our inexperience in marketing, selling and distributing our products;

•	we may not have adequate financial or other resources to successfully commercialize our products;

•	the uncertainties associated with establishing and qualifying new manufacturing facilities;

•	our SEVEN and SEVEN PLUS are not labeled as a replacement for the information that is obtained from single-point finger stick devices;

•	patients will need to incur the costs of our SEVEN and SEVEN PLUS in addition to single-point finger stick devices;

•	the introduction and market acceptance of competing products and technologies;

•	our inability to obtain sufficient quantities of supplies at appropriate quality levels from our sole source and other key suppliers; and

•	rapid technological change may make our technology and our products obsolete.

Our SEVEN and SEVEN PLUS are more invasive than current self-monitored glucose testing systems, including single-point finger stick devices, and patients may be unwilling to insert a sensor in their body, especially if their current diabetes management involves no more than two finger sticks per day. Moreover, patients may not perceive the benefits of continuous glucose monitoring and may be unwilling to change their current treatment regimens. In addition, physicians tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products. Physicians may not recommend or prescribe our products until (i) there is long-term clinical evidence to convince them to alter their existing treatment methods, (ii) there are recommendations from prominent physicians that our products are effective in monitoring glucose levels and (iii) reimbursement or insurance coverage is widely available. We cannot predict when, if ever, physicians and patients may adopt the use of the SEVEN or SEVEN PLUS. If the SEVEN and SEVEN PLUS do not achieve an adequate level of acceptance by patients, physicians and healthcare payors, we may not generate significant product revenue and we may not become profitable.

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

We have incurred net losses in each year since our inception in May 1999, including a net loss of $13.1 million for the three months ended March 31, 2009. As of March 31, 2009, we had an accumulated deficit of $250.8 million. We have financed our operations primarily through private placements of our equity and debt securities and our public offerings, and have devoted a substantial portion of our resources to research and development relating to our continuous glucose monitoring systems, including our in-hospital product development, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of the SEVEN and SEVEN PLUS. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public companies. As a result, we expect to continue to incur significant operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and may adversely affect our ability to pay interest on, and principal of, the convertible senior notes.

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

To achieve commercial success for the SEVEN, the SEVEN PLUS and our future products, we must continue to develop and grow our sales and marketing organization and enter into arrangements with others to market and sell our products. We currently employ a small direct sales force to market our products in the United States. Our sales organization competes with the experienced and well-funded marketing and sales operations of our competitors. We have also entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. Because of the competition for their services, we may be unable to partner with or retain additional qualified distributors. Further, we may not be able to enter into agreements with distributors on commercially reasonable terms, if at all.

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

We have contracted with third party distributors to market and sell our products in the United States and in portions of Europe to access the existing bases of diabetes patients of these distributors. To the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States or Europe, our product margins could be lower than if we directly marketed and sold our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and patients in Europe will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe. Last, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable.

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

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. To date, our products are not reimbursed by virtue of a national coverage decision by Medicare. Several private third-party payors have issued coverage policies for continuous glucose monitoring devices. In addition, we have negotiated contracted rates with several of the largest private insurance providers for the purchase of our products by their members. However, patients without insurance that covers our products will have to bear the financial cost of them. On November 2, 2007, the Centers for Medicare and Medicaid, or CMS, released its 2008 Alpha-Numeric HCPCS File which included three separate codes applicable to each of the three components of our continuous glucose monitoring system and HCPCS codes for continuous glucose monitoring became effective on January 1, 2008. HCPCS codes are billing codes used by Medicare and private third-party payors, but do not represent a reimbursement coverage decision by CMS. In the United States, patients using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will be substantially dependent on whether third-party coverage and reimbursement is widely available for patients that use them. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. The continuing efforts of government and third-party payors to contain or reduce the costs of healthcare may limit our revenue. Our initial dependence on the commercial success of the SEVEN and SEVEN PLUS makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the SEVEN and SEVEN PLUS, patients may not use our products.

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

Each of the seven patents described above have one or more associated reexamination requests in various stages of prosecution at the Patent Office. With regard to the four patents originally asserted, three of the patents are under final rejection and one of the patents is under non-final rejection. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and/or seeking to add new claims. One final rejection indicates some rejected and some allowable claims. In the other two final rejections, all of the claims for which reexamination was requested currently stand rejected. So far, Abbott has filed an Appeal Brief in one of the cases finally rejected and a Notice of Appeal in the other. With regard to the three patents subsequently asserted, two of the patents are under non-final rejection and one of the patents has recently had a new reexamination request ordered. In these two non-finally rejected cases, Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and/or seeking to add new claims. Additionally, although two of these three patents have each had a Reexamination Certificate issue and/or a claim confirmed, the Patent Office has subsequently ordered additional reexamination on these reexamined patents in view of new prior art and/or new issues presented by subsequently filed reexamination requests.

In 2008, Abbott copied claims from certain of DexCom’s applications, and stated that it may seek to provoke an interference with certain of DexCom’s pending applications in the Patent Office. If an interference is declared and Abbott prevails in the interference, DexCom would lose certain patent rights to the subject matter defined in the interference. Also in 2008, Abbott has filed reexamination requests seeking to invalidate two of DexCom’s patents in the Patent Office. In both reexamination requests, the Patent Office has ordered the reexamination and issued non-final office actions and we have responded to those non-final office actions by seeking claim construction to differentiate certain claims from the prior art, seeking to amend certain claims to overcome the prior art, and canceling certain claims. Recently, the Patent Office has issued a non-final office action confirming the patentability of our original and amended claims pending in one of the patents.

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

The market for glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In selling the SEVEN and SEVEN PLUS, we compete directly with Roche Diabetes Care, a division of Roche Diagnostics; LifeScan, Inc., a division of Johnson & Johnson; the MediSense and TheraSense divisions of Abbott Laboratories; and Bayer Corporation, each of which manufactures and markets products for the single-point finger stick device market. Collectively, these companies currently account for substantially all of the worldwide sales of self-monitored glucose testing systems. Several companies are developing or marketing short-term continuous glucose monitoring products that will compete directly with our products. To date, in addition to DexCom, three other companies, Cygnus, Medtronic and Abbott, have received approval from the FDA for continuous glucose monitors. We believe that one of the products, originally developed and marketed by Cygnus, is no longer actively marketed. In addition, we believe that Johnson & Johnson, Roche Diagnostics and others are developing invasive and non-invasive continuous glucose monitoring systems. Most of the companies developing or marketing competing devices are publicly traded or divisions of publicly-traded companies, and these companies enjoy several competitive advantages, including:

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

We enter into collaborations with third parties related to our SEVEN and SEVEN PLUS that may not result in the development of commercially viable products or the generation of significant future revenues.

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

To date, no continuous glucose monitoring system, including our SEVEN and SEVEN PLUS, has received FDA clearance as a replacement for single-point finger stick devices, and our SEVEN, SEVEN PLUS and future generations may never be approved for that indication.

The SEVEN and SEVEN PLUS do not eliminate the need for single-point finger stick devices and our future products may not be approved for that indication. No precedent for FDA approval of continuous glucose monitoring systems as a replacement for single-point finger stick devices has been established. Accordingly, there is no established study design or agreement regarding performance requirements or measurements in clinical trials for continuous glucose monitoring systems. We have not yet filed for FDA approval for replacement claim labeling and we cannot assure you that we will not experience delays if we do file. If any of our competitors were to obtain replacement claim labeling for a continuous glucose monitoring system, our products may not be able to compete effectively against that system and our business would suffer.

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

We may be unable to continue the commercialization of our SEVEN or SEVEN PLUS or the development and commercialization of our other continuous glucose monitoring systems, including the in-hospital continuous blood glucose monitoring system, without additional funding.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including further development of our direct sales force and expansion of our manufacturing capacity, and on research and development, including conducting clinical trials for our in-hospital continuous blood glucose monitoring system as well as our next generation continuous glucose monitoring systems. For the three months ended March 31, 2009, our net cash used in operating activities was $9.4 million, compared to $16.4 million for the same period in 2008, and as of March 31, 2009, we had working capital of $51.5 million, including $61.5 million in cash, cash equivalents and short-term marketable securities. We expect that our cash used by operations will increase significantly in each of the next several years, and, although we recently completed a follow-on public offering of 15,994,000 shares of our common stock for net proceeds to the company of approximately $45.6 million, we may need additional funds to continue the commercialization of our products and for the development and commercialization of other continuous glucose monitoring systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

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

If unanticipated long-term side-effects result from the use of our products or other glucose monitoring systems under development, we could be subject to liability and our systems would not be widely adopted. With respect to our SEVEN and SEVEN PLUS, our clinical trials have been limited to seven days of continuous use. Additionally, we have limited clinical experience with repeated use of our products in the same patient. We cannot assure you that long-term use would not result in unanticipated complications. Furthermore, the interim results from our current pre-clinical studies and clinical trials may not be indicative of the clinical results obtained when we examine the patients at later dates. It is possible that repeated use of our products may result in unanticipated adverse effects, potentially even after the device is removed.

If we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain marketing approval will be subject to continual review and periodic inspections by the FDA and other regulatory bodies, which may include inspection of our manufacturing processes, post-approval clinical data and promotional activities for such product. The FDA’s medical device reporting, or MDR, regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury. We and our suppliers are required to comply with the FDA’s Quality System Regulation, or QSR, and other regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, shipping and servicing of our products. The FDA enforces the QSR through unannounced inspections. We currently manufacture our devices at our headquarters facility in San Diego, California. In this facility we have more than 10,000 square feet of laboratory space and approximately 5,000 square feet of controlled environment rooms. In November 2008, our facilities were subject to a post-approval PMA and QSR audit by FDA. At the close of the inspection, FDA issued a Form 483 identifying several inspectional observations, the majority of which were corrected and verified while the FDA investigator was on site and, although we have no formal requirements or obligations to provide anything further to the FDA regarding these observations, in January 2009, we voluntarily provided formal written evidence to FDA of actions taken to address one remaining minor observation. In addition, our method of wireless communication from the transmitter to the receiver is subject to a recent regulatory amendment. In March 2009, the FCC established a bifurcated MICS band which requires device manufacturers whose products will operate in the main MICS band to either manufacture their devices using listen-before-transmit technology, or to transmit on a side band outside the main MICS band at lower power. Although the SEVEN and SEVEN PLUS do not comply with existing MICS band listen-before-transmit requirements, the FCC granted a waiver to allow us to continue marketing and operating our SEVEN and SEVEN PLUS through March 2013, which we believe will provide adequate time to design an alternative method of wireless communication. Compliance with ongoing regulatory requirements can be complex, expensive and time-consuming. Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following actions:

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

We may be subject to claims against us even if the apparent injury is due to the actions of others or misuse of the device. Our customers, either on their own or following the advice of their physicians, may use our products in a manner not described in the products’ labeling and that differs from the manner in which it was used in clinical studies and approved by the FDA. For example, our SEVEN and SEVEN PLUS are designed to be used by a patient continuously for up to seven days, but the patient might be able to circumvent the safeguards designed into the SEVEN and SEVEN PLUS and use the product for longer than seven days. Off-label use of products by patients is common, and any such off-label use of our products could subject us to additional liability. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial volunteers or result in reduced acceptance of our products in the market.

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

We are highly dependent on our senior management, especially Terrance H. Gregg, our President and Chief Executive Officer, Steven R. Pacelli, our Chief Administrative Officer, Andrew K. Balo, our Senior Vice President of Clinical and Regulatory Affairs and Quality Assurance, and Jorge Valdes, our Senior Vice President of Operations. Our success will depend on our ability to retain our current management and to attract and retain qualified personnel in the future, including sales persons, scientists, clinicians, engineers and other highly skilled personnel. Competition for senior management personnel, as well as sales persons, scientists, clinicians and engineers, is intense and we may not be able to retain our personnel. The loss of the services of members of our senior management, scientists, clinicians or engineers could prevent the implementation and completion of our objectives, including the commercialization of our current products and the development and introduction of additional products. The loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. Each of our officers may terminate their employment at any time without notice and without cause or good reason. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). The FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using our nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The effective date of the FSP is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. On January 1, 2009, we adopted the provisions of the FSP. The adoption of FSP APB 14-1 resulted in a reduction to the historical carrying value of the 4.75% convertible senior notes due in 2027 on our balance sheet of $26.6 million, a reduction to the carrying value of the debt issuance costs of $1.2 million, and a corresponding increase to paid in capital as of the date of issuance. The estimated interest rate of 19.5% was applied to the notes and coupon interest using a present value technique to arrive at the fair value of the liability component. The adoption of the FSP also resulted in an increase in accumulated deficit of $6.2 million and a corresponding net decrease to the carrying value of the debt discount and issuance costs as of January 1, 2009. We recorded $1.1 million and $947,000 of non-cash interest expense relating to the amortization of the debt discount for the quarters ended March 31, 2009 and 2008. We recorded $713,000 of interest expense relating to the contractual coupon payments for each of the quarters ended March 31, 2009 and 2008. The impact of adoption of this FSP to loss per share was an increase of $0.02 and $0.03 for the quarters ended March 31, 2009 and 2008, respectively.

Our loan and security agreement contains restrictions that may limit our operating flexibility.

In March 2006, we entered into our Loan Agreement that provided for a loan to finance various equipment and leasehold improvement expenses. In January 2008, we amended our Loan Agreement to enable us to draw an additional $3.0 million. We are required to repay this additional amount at intervals through July 2011. As of March 31, 2009, we had a total outstanding loan balance under the Loan Agreement of $2.8 million. The Loan Agreement requires us to maintain a minimum cash balance with Square 1 Bank, and also imposes certain limitations on us, including limitations on our ability to:

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

DEXCOM, INC. (Registrant)

Dated: May 6, 2009	By:	/s/ Terrance H. Gregg
Terrance H. Gregg, President and Chief Executive Officer

Dated: May 6, 2009	By:	/s/ Jess Roper
Jess Roper, Chief Financial Officer