Form 10-Q
period 2009-06-30
DEXCOM INC
filed 2009-08-03
CIK 1093557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes  ☐    No  ☒

As of July 28, 2009, 45,907,410 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

DexCom, Inc.

Consolidated Balance Sheets

(In thousands—except par value data)

(Unaudited)

	June 30, 2009	December 31, 2008 (1)
Assets
Current assets:
Cash and cash equivalents	$4,208	$12,700
Short-term marketable securities, available-for-sale	44,666	14,368
Accounts receivable, net	2,067	1,118
Inventory	1,363	2,446
Prepaid and other current assets	1,819	1,426

Total current assets	54,123	32,058
Property and equipment, net	6,495	6,105
Restricted cash	3,208	4,270
Other assets	1,275	1,449

Total assets	$65,101	$43,882

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$4,118	$4,599
Accrued payroll and related expenses	3,158	2,115
Current portion of long-term debt	1,244	1,931
Current portion of deferred revenue	8,104	6,351

Total current liabilities	16,624	14,996
Long-term portion of deferred revenue	1,953	5,669
Other liabilities	880	889
Long-term debt, net of current portion	43,667	41,796

Total liabilities	63,124	63,350
Commitments and contingencies (Note 4)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	—	—
Common stock, $0.001 par value, 100,000 authorized; 46,187 and 45,907 issued and outstanding at June 30, 2009; 30,103 and 29,824 shares issued and outstanding at December 31, 2008	46	30
Additional paid-in capital	268,024	218,136
Accumulated other comprehensive income	63	50
Accumulated deficit	(266,156)	(237,684)

Total stockholders’ equity (deficit)	1,977	(19,468)

Total liabilities and stockholders’ equity (deficit)	$65,101	$43,882

(1)	The Consolidated Balance Sheet at December 31, 2008 has been derived from the audited consolidated financial statements as adjusted for the adoption of FSP APB 14-1.

See accompanying notes

DexCom Inc.

Consolidated Statements of Operations

(In thousands—except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008 (1)	2009	2008 (1)
Product revenue	$4,112	$1,940	$6,784	$3,764
Development grant revenue	2,639	42	5,179	80

Total revenue	6,751	1,982	11,963	3,844
Product cost of sales	4,627	3,144	8,149	6,256
Development cost of sales	3,172	249	5,125	379

Total cost of sales	7,799	3,393	13,274	6,635

Gross deficit	(1,048)	(1,411)	(1,311)	(2,791)
Operating expenses
Research and development	3,455	4,797	6,626	9,640
Selling, general and administrative	8,952	7,247	16,855	13,668

Total operating expenses	12,407	12,044	23,481	23,308
Operating loss	(13,455)	(13,455)	(24,792)	(26,099)
Interest income	107	307	230	872
Interest expense	(1,982)	(1,818)	(3,910)	(3,553)

Net loss	$(15,330)	$(14,966)	$(28,472)	$(28,780)

Basic and diluted net loss per share	$(0.33)	$(0.51)	$(0.67)	$(0.98)

Shares used to compute basic and diluted net loss per share	45,832	29,387	42,718	29,308

(1)	Adjusted for the required retrospective application of FSP APB 14-1.

See accompanying notes

DexCom, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008 (1)
Operating activities
Net loss	$(28,472)	$(28,780)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,314	1,558
Share-based compensation	4,082	3,920
Non-cash restructuring benefit	(362)	—
Accretion and amortization related to investments, net	525	(47)
Accretion related to convertible debt discount	2,321	1,938
Amortization of debt issuance costs	197	70
Changes in operating assets and liabilities:
Accounts receivable	(949)	(353)
Inventory	1,083	(1,632)
Prepaid and other assets	(161)	(56)
Restricted cash	1,062	(4,494)
Accounts payable and accrued liabilities	(119)	(812)
Accrued payroll and related expenses	1,043	(106)
Deferred revenue	(1,963)	421
Deferred rent and other liabilities	(9)	13

Net cash used in operating activities	(20,408)	(28,360)
Investing activities
Purchase of available-for-sale marketable securities	(48,405)	(32,942)
Proceeds from the maturity of available-for-sale marketable securities	17,283	41,202
Purchase of property and equipment	(1,704)	(1,452)

Net cash provided by/(used in) investing activities	(32,826)	6,808
Financing activities
Net proceeds from issuance of common stock	45,888	1,312
Proceeds from equipment loan	—	2,657
Repayment of equipment loan	(1,137)	(569)

Net cash provided by financing activities	44,751	3,400

Effect of exchange rate changes on cash and cash equivalents	(9)	—

Decrease in cash and cash equivalents	(8,492)	(18,152)
Cash and cash equivalents, beginning of period	12,700	23,115

Cash and cash equivalents, ending of period	$4,208	$4,963

Non-cash investing and financing transactions:
Common shares received as settlement for a call spread option	$—	$869

(1)	Adjusted for the required retrospective application of FSP APB 14-1.

See accompanying notes

DexCom, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization and Business

DexCom, Inc. (the “Company”) is a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for ambulatory use by people with diabetes and by healthcare providers in the hospital for the treatment of both diabetic and non-diabetic patients. On March 24, 2006, the Company received approval from the FDA for its STS designed for up to three days of continuous use. On May 31, 2007, the Company received approval from the FDA for its second generation continuous glucose monitoring system, the SEVEN, designed for up to seven days of continuous use, and the Company began commercializing this product in the third quarter of 2007. On February 13, 2009, the Company received approval from the FDA for its third generation continuous glucose monitoring system, the SEVEN PLUS, also approved for up to seven days of continuous use, and the Company began commercializing this product during the first quarter of 2009, and discontinued U.S. sales of the SEVEN system in the first quarter of 2009. In 2008, the Company established a wholly owned subsidiary in Sweden to begin international expansion.

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation (except for the changes in estimates described below), have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2008 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 5, 2009. In accordance with the recently issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”), the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 3, 2009, the date of issuance of the consolidated financial statements.

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

Share-Based Compensation

The Company recorded $2.0 million and $2.0 million in share-based compensation expense during the three months ended June 30, 2009 and 2008, respectively, and $4.1 million and $3.9 million during the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009, unrecognized estimated compensation costs related to non-vested stock options totaled $16.7 million and is expected to be recognized through 2013. The Company utilizes the Black-Scholes option-pricing model as the method of valuation for share-based awards granted.

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

Revenue on product sales is recognized upon shipment, which is when title and the risk of loss have been transferred to the customer and there are no other post shipment obligations. With respect to customers who directly pay for products, the products are generally paid for at the time of shipment using a customer’s credit card and do not include customer acceptance provisions. The Company recognizes revenue from contracted insurance payors based on the contracted rate. For non-contracted insurance payors, the Company obtains prior authorization from the payor and recognizes revenue based on the estimated collectible amount and historical experience. The Company also receives a prescription or statement of medical necessity and, for insurance reimbursement customers, an assignment of benefits prior to shipment.

After approval of the Company’s third generation continuous glucose monitoring system, the SEVEN PLUS, on February 13, 2009, the Company started taking orders for an “upgrade kit” to upgrade existing customers. For systems sold during the first quarter of 2009 that included an upgrade right, a portion of the sales price is allocated to the undelivered upgrade and deferred based on the fair value of the upgrade kit. This deferred revenue will be recognized when the upgrade kit has been delivered or the program expires. As of June 30, 2009, deferred product revenue for this program totaled approximately $16,000.

The Company provides a “30-day money back guarantee” program whereby customers who purchase a durable system and a package of four disposable sensors may return the durable system for any reason within thirty days of purchase and receive a full refund of their purchase price. This program also applies to the purchase of the SEVEN PLUS. The Company accrues for estimated returns and/or refunds by reducing revenues and establishing a liability account at the time of shipment based on historical experience.

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

The Company shipped product directly to distributors’ customers and recognized $1.0 million and $1.7 million in revenue for the three and six months ended June 30, 2009. With respect to distributors that stock inventory of the Company’s product and fulfill orders from their inventory, the Company shipped product to the distributors and recognized $222,000 and $337,000 in revenue from these arrangements for the three and six months ended June 30, 2009. The Company monitors shipments and on-hand inventory levels to these distributors, and at June 30, 2009 these distributors had limited amounts of the Company’s product in their ending inventory.

The Company has collaborative license and development arrangements with strategic partners for the development and commercialization of products utilizing the Company’s technologies. The terms of these agreements typically include multiple deliverables by the Company (for example, license rights, provision of research and development services and manufacture of clinical materials) in exchange for consideration to the Company of some combination of non-refundable license fees, funding of research and development activities, payments based upon achievement of clinical development milestones and royalties in the form of a designated percentage of product sales or profits. The Company follows the provisions of the Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”), and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). With the exception of royalties, these types of considerations are classified as development grant revenue in the Company’s consolidated statements of operations when revenue recognition is appropriate.

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

Under the collaboration agreement with Edwards Lifesciences LLC (“Edwards”) which provided the Company with a development grant, the Company recognized $2.6 million and $5.0 million in development revenue for the three and six months ended June 30, 2009.

Warranty Accrual

Estimated warranty costs are recorded at the time of shipment. The Company estimates future warranty costs by analyzing the timing, cost and amount of returned product. Assumptions and historical warranty experience are evaluated on at least a quarterly basis to determine the continued appropriateness of such assumptions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008 (1)	2009	2008 (1)
Net loss	($15,330)	($14,966)	($28,472)	($28,780)
Unrealized gain (loss) on short-term available-for-sale marketable securities	76	(98)	22	(58)
Foreign currency translation loss	(26)	—	(9)	—

Comprehensive loss	($15,280)	($15,064)	($28,459)	($28,838)

(1)	Adjusted for the required retrospective application of FSP APB 14-1.

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,208	—	—	$4,208
Marketable securities, available for sale	$44,666	—	—	$44,666
Restricted cash	$3,208	—	—	$3,208

The Company has maintained only Level 1 financial assets during the three and six months ended June 30, 2009.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). The FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the Company’s nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The effective date of the FSP is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. On January 1, 2009, the Company adopted the provisions of the FSP. The adoption of FSP APB 14-1 resulted in a reduction to the historical carrying value of the 4.75% convertible senior notes due in 2027 on its balance sheet of $26.6 million, a reduction to the carrying value of the debt issuance costs of $1.2 million, and a corresponding increase to paid in capital as of the date of issuance. The estimated interest rate of 19.5% was applied to the notes and coupon interest using a present value technique to arrive at the fair value of the liability component. The adoption of the FSP also resulted in an increase in accumulated deficit of $6.2 million and a corresponding net decrease to the carrying value of the debt discount and issuance costs as of January 1, 2009. The Company recorded non-cash interest expense relating to the amortization of the debt discount in the amounts of $1.2 million and $991,000 for the three months ended June 30, 2009 and 2008, respectively, and $2.3 million and $1.9 million for the six months ended June 30, 2009 and 2008, respectively. The Company recorded interest expense relating to the contractual coupon payments in the amounts of $713,000 for each of the quarters ended June 30, 2009 and 2008, respectively, and $1.4 million for each of the six months ended June 30, 2009 and 2008, respectively. The impact of adoption of this FSP to loss per share was an increase of $0.02 and $0.03 for the quarters ended June 30, 2009 and 2008, respectively, and $0.05 and $0.06 for the six months ended June 30, 2009 and 2008, respectively.

The following table sets forth the Company’s net carrying amount of the 4.75% convertible senior notes, which is included in long-term debt in the consolidated balance sheets (in thousands):

	June 30, 2009	December 31, 2008
Principal of convertible notes	$60,000	$60,000
Unamortized debt discount	(17,308)	(19,629)

Net carrying amount of convertible notes	$42,692	$40,371

The remaining unamortized debt discount will be amortized over the expected life of the convertible notes, which was determined to be the date of the first put option on March 15, 2012.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The effective date for EITF 07-5 is for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. On January 1, 2009, the Company adopted the provisions of EITF 07-5. The adoption of EITF 07-5 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The effective date for SFAS 165 is for interim or annual financial periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 as of June 30, 2009. The Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 3, 2009, the date of issuance of the consolidated financial statements. The adoption of SFAS 165 had no impact on the Company’s consolidated financial statements as management already followed a similar approach prior to the adoption of this standard.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”). FSP FAS 115-2 and 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The effective date for FSP FAS 115-2 and 124-2 is for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the provisions of FSP FAS 115-2 and 124-2 as of June 30, 2009. The adoption of FSP FAS 115-2 and 124-2 had no impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), and establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The effective date for SFAS 168 is for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 only requires a change in disclosure and is not expected to impact the Company’s consolidated financial statements.

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

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Options outstanding to purchase common stock	7,652	6,062	7,652	6,062
Restricted stock	50	124	50	124
Convertible senior notes	7,692	7,692	7,692	7,692

Total	15,394	13,878	15,394	13,878

3. Financial Statement Details (in thousands)

Short Term Marketable Securities, Available for Sale

Short term investment securities, consisting solely of debt securities with contractual maturities of less than one year were as follows (in thousands):

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$38,810	$59	$—	$38,869
Commercial paper	4,769	14	—	4,783
Corporate debt	1,015		(1)	1,014

Total	$44,594	$73	$(1)	$44,666

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$12,288	$49	$—	$12,337
Commercial paper	2,030	2	(1)	2,031

Total	$14,318	$51	$(1)	$14,368

Inventory

	June 30, 2009	December 31, 2008
Raw materials	$699	$1,426
Work-in-process	260	198
Finished goods	404	822

Total	$1,363	$2,446

Accounts Payable and Accrued Liabilities

	June 30, 2009	December 31, 2008
Accounts payable trade	$956	$1,123
Accrued tax, audit, and legal fees	476	426
Clinical trials	451	132
Accrued interest on convertible debt	831	831
Accrued other including warranty	1,404	2,087

Total	$4,118	$4,599

Accrued Warranty

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Beginning balance	$47	$126	$71	$52
Charges to costs and expenses	201	95	320	327
Costs incurred	(185)	(136)	(328)	(294)

Ending balance	$63	$85	$63	$85

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

At June 30, 2009, the Company had total borrowings of $2.2 million under the Loan Agreement pursuant to the Facility A Equipment Line and Facility B Equipment Line and none was available for future borrowings. The loan bears an interest rate equal to the lender’s prime rate plus 0.25% and at June 30, 2009, the interest rate was 3.5%. Beginning April 2008, terms of the Facility B Equipment Line began to require monthly amortized payments through the maturity date of July 2011. Under the amended Loan

Agreement, the Company continues to grant a security interest in substantially all of its personal property as collateral for the loan and is required to maintain cash balances equal to total outstanding loan balances with the lender.

Lease

Total rent expense for the three and six months ended June 30, 2009 was $443,000 and $549,000, respectively.

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

Each of the seven patents described above have one or more associated reexamination requests in various stages of prosecution at the Patent Office. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art the Company has presented, seeking to amend certain claims to overcome the prior art the Company has presented, and/or seeking to add new claims. With regard to the four patents originally asserted, two of the patents are under final rejection and two of the patents have been issued a Notice of Intent to Issue a Reexamination Certificate. With regard to the two patents under final rejection, all of the claims for which reexamination was requested currently stand rejected and Abbott has filed an Appeal Brief in each of the cases. With regard to the two patents for which a Notice of Intent to Issue a Reexamination Certificate has been issued, both cases are awaiting publication, and the Company has filed subsequent reexamination requests for each of the two patents. With regard to the three patents subsequently asserted, two of the patents are under non-final rejection and one of the patents has recently had a new reexamination request ordered. In these two non-finally rejected cases, Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art the Company has presented, seeking to amend certain claims to overcome the prior art the Company has presented, and/or seeking to add new claims. Additionally, although two of these three patents have each had a Reexamination Certificate issued and/or a claim confirmed, the Patent Office has subsequently ordered additional reexamination on these reexamined patents in view of new prior art and/or new issues presented by subsequently filed reexamination requests. In one of these subsequently ordered additional reexaminations, Abbott filed a Petition to Vacate the Patent Office’s Order of the new reexamination, the Company opposed Abbott’s Petition, and the Patent Office dismissed Abbott’s Petition. Abbott then filed a Patent Owner Statement requesting the Patent Office withdraw the Order of the new reexamination. The Company filed a timely Reply to Abbott’s Patent Owner Statement. The Patent Office has not issued any decision on Abbott’s request yet. In connection with the third subsequently asserted patent, the Company filed a Reexamination Request on August 16, 2006. The Patent Office Ordered the reexamination of the third patent and issued a non-final Office Action. Abbott filed a Response to the non-final Office Action. The Company filed a second Reexamination Request on November 16, 2007. The Patent Office Ordered the reexamination of the third patent again and merged the two reexamination proceedings on September 4, 2008. The Patent Office has not issued any substantive decision subsequently.

In 2008 and 2009, Abbott copied claims from certain of the Company’s applications, and stated that it may seek to provoke an interference with certain of the Company’s pending applications in the Patent Office. If an interference is declared and Abbott prevails in the interference, the Company would lose certain patent rights to the subject matter defined in the interference. Also in 2008, Abbott has filed reexamination requests seeking to invalidate two of the Company’s patents in the Patent Office. In both reexamination requests, the Patent Office ordered the reexamination and issued non-final office actions and the Company has responded to those non-final office actions by seeking claim construction to differentiate certain claims from the prior art, seeking to amend certain claims to overcome the prior art, and canceling certain claims. Recently, the Patent Office has issued a final office action confirming the patentability of our original and amended claims pending in one of the patents.

Although it is the Company’s position that Abbott’s assertions of infringement have no merit, and that the potential interference and reexamination requests have no merit, neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation, potential interference or reexamination requests can be assessed. As of June 30, 2009, no amounts have been accrued related to this litigation.

Purchase Commitments

The Company is party to various purchase arrangements related to its development activities including materials used in its glucose monitoring systems. As of June 30, 2009, the Company had purchase commitments with vendors of $3.9 million due within one year. There are no purchase commitments due beyond one year.

5. Development Agreements

Insulet Corporation

On January 7, 2008, the Company entered into a development agreement with Insulet Corporation (“Insulet”) to integrate DexCom’s continuous glucose monitoring technology into Insulet’s wireless, handheld OmniPod System Personal Diabetes Manager. The agreement is non-exclusive and does not impact either party’s existing third party development agreements.

Animas Corporation

On January 10, 2008, and as amended on January 12, 2009, the Company entered into a joint development agreement with Animas Corporation (“Animas”) to integrate DexCom’s continuous glucose monitoring technology into Animas insulin pumps. Under the terms of the amended agreement, Animas will contribute up to $1,050,000 to DexCom to offset certain development, clinical and regulatory expenses. The agreement is non-exclusive in the United States, but exclusive outside the United States and does not impact either party’s existing third party development agreements. In January of 2008 the Company received $500,000. In January of 2009 the Company received $250,000. The Company recorded $70,000 and $139,000 in revenue for the three and six months ended June 30, 2009, compared to $42,000 and $80,000 for the same period in 2008.

Edwards Lifesciences LLC

On November 10, 2008, and as amended on May 5, 2009, the Company entered into a Collaboration Agreement (the “Agreement”) with Edwards. Pursuant to the Agreement, the Company and Edwards agreed to develop jointly and to market an in-hospital continuous blood glucose monitoring system. Under the terms of the Agreement, Edwards was obligated to pay the Company an upfront fee of $13.0 million. In addition, the Company is entitled to receive up to $22.0 million, as revised, over the next three years for product development costs and milestones related to regulatory approvals and manufacturing readiness. The Company will also receive either a profit-sharing payment of up to 10% of commercial sales of the product, or a royalty of up to 6% of commercial sales of the product. The Agreement provides Edwards with an exclusive license under the Company’s intellectual property in the hospital market. Edwards will be responsible for global sales and marketing, and the Company will initially be responsible for manufacturing. In November 2008 the Company received $13.0 million. The Company received $1.1 million and $3.2 million during the three and six months ended June 30, 2009. The Company recorded $2.6 million and $5.0 million in revenue for the three and six months ended June 30, 2009, compared to none in the same period in 2008.

6. Stockholder’s Equity

Follow-on Stock Offering

On February 4, 2009, the Company completed a follow-on public offering, selling an aggregate of 15,994,000 shares of its common stock for net proceeds of approximately $45.6 million after deducting underwriting discounts, commissions and offering expenses.

7. Subsequent Event

Amended Joint Development Agreement and OUS Commercialization Agreement

On July 30, 2009, the Company, entered into (i) a Letter of Amendment, amending the Amended and Restated Joint Development Agreement dated January 12, 2009, and (ii) Amendment No. 1 to the Commercialization Agreements, amending the OUS Commercialization Agreement dated January 12, 2009 (collectively, the “Amendments”), each with Animas. Pursuant to the Amendments, the Company will collaborate with Animas to develop a modified version of the Company’s transmitter to support a single, global CGM-enabled insulin pump launch by Animas. The Company is entitled to receive a one-time $1 million milestone payment upon the achievement of performance qualification of a manufacturing line for the modified transmitter and is also entitled to receive an additional one-time $4 million payment upon the first regulatory body approval outside the United States for the new system. The Letter of Amendment modifies the original $5.0 million milestone payment that the Company was entitled to receive upon receipt of a CE Mark for the first commercializable OUS product.

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

Overview

We are a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for ambulatory use by people with diabetes and for use by healthcare providers in the hospital for the treatment of both diabetic and non-diabetic patients. On March 24, 2006, we received approval from the FDA for our first product, the STS®, designed for up to three days of continuous use. On May 31, 2007, we received approval from the FDA for our second generation continuous glucose monitoring system, the SEVEN®, designed for up to seven days of continuous use, and we began commercializing this product in the third quarter of 2007. As part of our commercialization of the SEVEN, we discontinued sales of our STS three day durable system in the second quarter of 2007 and discontinued the sale of our three day sensors during the second quarter of 2008. On February 13, 2009, we received approval from the FDA for our third generation continuous glucose monitoring system, the SEVEN PLUS, which is also designed for up to seven days of continuous use, and we began commercializing this product in the first quarter of 2009. There are various differences between the SEVEN and the SEVEN PLUS. As compared to the SEVEN, the SEVEN PLUS incorporates additional user interface and algorithm enhancements that are intended to make its glucose monitoring function more accurate and customizable. Our approvals allow for the use of our continuous glucose monitoring systems by adults with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments. Our approved products must be prescribed by a physician and include a disposable sensor, a transmitter and a small handheld receiver. Our approved products are indicated for use as adjunctive devices to complement, not replace, information obtained from standard home blood glucose monitoring devices and must be calibrated periodically using a standard home blood glucose monitor. The sensor is inserted by the patient and is intended to be used continuously for up to seven days after which it is removed by the patient and may be replaced by a new sensor. Our transmitter and receiver are reusable. On November 26, 2008, we received CE Mark (Conformité Européene) approval for the SEVEN, enabling commercialization of the SEVEN system in the European Union and the countries in Asia and Latin America that recognize the CE Mark. We expect to commercialize our products on a limited basis in the European Union in 2009. From inception to 2006, we devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. Since 2006, we have devoted considerable resources to the commercialization of our ambulatory continuous glucose monitoring systems, including the SEVEN and SEVEN PLUS, as well as the continued research and clinical development of our technology platform. We have yet to seek approval from the FDA for our in-hospital continuous glucose monitoring system.

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

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. On November 2, 2007, The Centers for Medicare and Medicaid, or CMS, released its 2008 Alpha-Numeric HCPCS File, which included three separate codes applicable to each of the three components of our continuous glucose monitoring systems, and HCPCS codes for continuous glucose monitoring became effective on January 1, 2008. HCPCS codes are billing codes used by Medicare and private third-party payors, but do not represent a reimbursement coverage decision by CMS and, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known, when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those patients covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices. As of August 2009, seven of the largest private third-party payors, in terms of number of covered lives, have issued coverage policies for continuous glucose monitoring devices. In addition, we have negotiated contracted rates with five of those third-party payors for the purchase of our products by their members. Many of these coverage policies are restrictive in nature and require the patient to comply with documentation and other requirements to demonstrate medical necessity under the policy. In addition, patients who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist patients in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to encourage adoption of additional coverage policies with third-party payors during 2009.

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

From inception through June 30, 2009, we had generated $28.6 million of product and development grant (non-product) revenue, and we have incurred net losses in each year since our inception in May 1999 and had an accumulated deficit of $266.2 million at June 30, 2009. We expect our losses to continue as we continue our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and convertible debt. In April 2005, we completed our initial public offering in which we sold 4,700,000 shares of common stock for net proceeds of $50.5 million. In March 2006, we entered into a Loan Agreement, which was subsequently amended in January 2008. As of June 30, 2009, we had an outstanding balance of $2.2 million under the Loan Agreement. In May 2006, we completed a follow-on public offering of 2,117,375 shares of our common stock for net proceeds of $47.0 million. In March 2007, we issued an aggregate principal amount of $60.0 million of 4.75% Convertible Senior Notes due in 2027. In February 2009, we completed a follow-on public offering of 15,994,000 shares of our common stock for net proceeds of approximately $45.6 million.

Financial Operations

Revenue

From inception through June 30, 2009, we generated $21.7 million in revenue from the sale of our continuous glucose monitoring systems. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. During the first quarter of 2008, we entered into a joint development agreement with Animas, as amended on January 12, 2009, and recognize development grant revenue ratably over the term of the agreement. During the fourth quarter of 2008, as amended on May 5, 2009, we entered into a collaboration agreement with Edwards and we recognize development grant revenue received pursuant to that agreement ratably over the term of the agreement. From inception through June 30, 2009, we recognized $6.9 million in development grant revenue.

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

Results of Operations

Quarter Ended June 30, 2009 Compared to June 30, 2008

Revenue, Cost of Sales and Gross Margin

Product revenues increased $2.2 million to $4.1 million for the second quarter of 2009 compared to $1.9 million for the second quarter of 2008 based primarily on increased sales volume and higher average per unit selling prices. Product cost of sales increased $1.5 million to $4.6 million for the second quarter of 2009 compared to $3.1 million for the second quarter of 2008, primarily due to increased product sales, combined with the write down of specifically identified disposable sensors totaling approximately $474,000. The product gross deficit of $515,000 for the second quarter of 2009 decreased $689,000 compared to $1.2 million for the same period in 2008, primarily due to increased revenue and improved production yields.

Development grant revenues totaled $2.6 million for the second quarter of 2009 compared to $42,000 for the second quarter of 2008. Development cost of sales increased $2.9 million to $3.2 million for the second quarter of 2009 compared to $249,000 for the second quarter of 2008. The increase in both revenues and costs associated with development was primarily due to our entry into a joint development agreement with Animas in the first quarter of 2008 and our entry into a collaboration agreement with Edwards in the fourth quarter of 2008.

Research and Development. Research and development expense decreased $1.3 million to $3.5 million for the second quarter of 2009, compared to $4.8 million for the second quarter of 2008. The decrease in research and development expense was primarily due to the joint development and collaboration agreements entered into with Animas and Edwards in 2008, and the corresponding allocation of expenses to development cost of sales for these activities. Major elements of decreased research and development costs include $607,000 in lower salaries, $249,000 in lower facilities costs, and $192,000 in lower clinical trial costs.

Selling, General and Administrative. Selling, general and administrative expense increased $1.7 million to $9.0 million for the second quarter of 2009, compared to $7.2 million for the second quarter of 2008. The increase was primarily due to higher marketing, customer service, and reimbursement costs. Major elements of increased selling, general, and administrative expenses include $751,000 in higher salaries and payroll related costs, $411,000 in higher commissions, and $118,000 in higher temporary employee costs.

Interest Income. Interest income decreased $200,000 to $107,000 for the second quarter of 2009, compared to $307,000 for the second quarter of 2008. The decrease in interest income was primarily due to lower yields earned on average interest bearing cash and marketable securities balances during the second quarter of 2009 as compared to the second quarter of 2008.

Interest Expense. Interest expense increased $164,000 to $2.0 million for the second quarter of 2009, compared to $1.8 million for the same period in 2008. The increase in interest expense was primarily due to additional non-cash interest expense relating to the 4.75% convertible notes issued in March of 2007 and the adoption of FSP APB 14-1, which requires accretion of the debt discount to interest expense over the instrument’s expected life using the effective interest method.

Six Months Ended June 30, 2009 Compared to June 30, 2008

Revenue, Cost of Sales and Gross Margin

Product revenues increased $3.0 million to $6.8 million for the six months ended June 30, 2009 compared to $3.8 million for the six months ended June 30, 2008 based primarily on increased sales volume and higher average per unit selling prices. Product cost of sales increased $1.9 million to $8.1 million for the six months ended June 30, 2009 compared to $6.3 million for the six months ended June 30, 2008, primarily due to increased product sales, combined with the write down of specifically identified disposable sensors during the second quarter of 2009 totaling approximately $474,000. The product gross margin loss of $1.4 million for the six months ended June 30, 2009 decreased $1.1 million compared to $2.5 million for the same period in 2008, primarily due to increased revenue and improved production yields.

Development grant revenues totaled $5.2 million for the six months ended June 30, 2009 compared to $80,000 for the six months ended June 30, 2008. Development cost of sales increased $4.7 million to $5.1 million for the six months ended June 30, 2009 compared to $379,000 for the six months ended June 30, 2008. The increase in both revenues and costs associated with development was primarily due to our entry into a joint development agreement with Animas in the first quarter of 2008 and our entry into a collaboration agreement with Edwards in the fourth quarter of 2008.

Research and Development. Research and development expense decreased $3.0 million to $6.6 million for the six months ended June 30, 2009, compared to $9.6 million for the six months ended June 30, 2008. The decrease in research and development expense was primarily due to the joint development and collaboration agreements entered into with Animas and Edwards in 2008, and the corresponding allocation of expenses to development cost of sales for these activities. Major elements of decreased research and development costs include $1.3 million in lower salaries, $525,000 in lower facilities costs, and $298,000 in lower clinical trial costs.

Selling, General and Administrative. Selling, general and administrative expense increased $3.2 million to $16.9 million for the six months ended June 30, 2009, compared to $13.7 million for the six months ended June 30, 2008. The increase was primarily due to higher marketing, customer service and reimbursement costs. Major elements of increased selling, general, and administrative expenses include $992,000 in higher salaries, $393,000 in higher commissions and $321,000 in higher marketing consulting costs.

Interest Income. Interest income decreased $642,000 to $230,000 for the six months ended June 30, 2009, compared to $872,000 for the six months ended June 30, 2008. The decrease in interest income was primarily due to lower yields earned on average interest bearing cash and marketable securities balances during the six months ended June 30, 2009 as compared to the same period of 2008.

Interest Expense. Interest expense increased $357,000 to $3.9 million for the six months ended June 30, 2009, compared to $3.6 million for the same period in 2008. The increase in interest expense was primarily due to additional non-cash interest expense relating to the 4.75% convertible notes issued in March of 2007 and the adoption of FSP APB 14-1, which requires accretion of the debt discount to interest expense over the instrument’s expected life using the effective interest method.

Liquidity and Capital Resources

We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of June 30, 2009, we had an accumulated deficit of $266.2 million and had working capital of $37.5 million. Our cash, cash equivalents and short-term marketable securities totaled $48.9 million, excluding $3.2 million in restricted cash. We have funded our operations primarily from the sale of equity and debt securities and our bank line. As of June 30, 2009 we had a total of $2.2 million outstanding under our amended bank equipment loan that we are required to repay through July 2011, and $60.0 million outstanding in convertible notes due in 2027.

Net Cash Used in Operating Activities. Net cash used in operating activities decreased $8.0 million to $20.4 million for the six months ended June 30, 2009, compared to $28.4 million net cash used for the same period in 2008. The decrease in cash used in operations was primarily due to $7.0 million in changes in operating assets and liabilities and by $308,000 in lower net loss.

Net Cash Provided By Investing Activities. Net cash used in investing activities was $32.8 million for the six months ended June 30, 2009, compared to $6.8 million provided by investing activities for the same period of 2008. The increase in cash used in investing activities was primarily due to $15.5 million increase in cash used to purchase available-for-sale marketable securities and by $23.9 million in lower proceeds from the maturities of short-term marketable securities for the six months ended June 30, 2009 as compared to the same period in 2008. During the six months ended June 30, 2009, we invested $1.7 million in equipment to support manufacturing improvements compared to $1.5 million during the same period in 2008.

Net Cash Provided by Financing Activities. Net cash provided by financing activities increased $41.4 million to $44.8 million for the six months ended June 30, 2009 compared to $3.4 million for the same period of 2008. The increase was primarily due to the $45.6 million in net proceeds generated by the sale of common stock in the follow on public offering for the six months ended June 30, 2009 compared to none in the same period of 2008, offset by a decrease of $2.7 million of net proceeds from equipment loans for the six months ended June 30, 2009 compared to the same period of 2008.

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

Contractual Obligations

We are party to various purchase arrangements related to components used in production and research and development activities. As of June 30, 2009, we had purchase commitments with certain vendors totaling approximately $3.9 million due within one year. There are no purchase commitments due beyond one year.

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

Revenue on product sales is recognized upon shipment, which is when title and the risk of loss have been transferred to the customer and there are no other post-shipment obligations. With respect to customers who directly pay for the products, the products are generally paid for at the time of shipment using a customer’s credit card and do not include customer acceptance provisions. We recognize revenue from contracted insurance payors based on the contracted rate. For non-contracted insurance payors, we obtain a prior authorization from the payor and recognize revenue based on the estimated collectible amount and historical experience. We also receive a prescription or statement of medical necessity and, for insurance reimbursement customers, an assignment of benefits prior to shipment.

After approval of our third generation continuous glucose monitoring system, the SEVEN PLUS, on February 13, 2009, we started taking orders for an “upgrade kit” to upgrade existing customers. For systems sold during the first quarter of 2009 that included an upgrade right, a portion of the sales price is allocated to the undelivered upgrade and deferred based on the fair value of the upgrade kit. This deferred revenue will be recognized when the upgrade kit has been delivered or the program expires. As of June 30, 2009, deferred product revenue for this program totaled approximately $16,000.

We provide a “30-day money back guarantee” program whereby customers who purchase the SEVEN durable system and a package of four disposable sensors may return the SEVEN durable system for any reason within thirty days of purchase and receive a full refund of their purchase price. This program also applies to the purchase of the SEVEN PLUS. At June 30, 2009, we maintained a reserve balance of $30,000 relating to this program. We accrue for estimated returns and/or refunds by reducing revenues and establishing a liability account at the time of shipment based on historical experience.

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

We shipped product directly to distributors’ customers and recognized $1.0 million and $1.7 million in revenue for the three and six months ended June 30, 2009. With respect to distributors who stock inventory of the product and fulfill orders from their inventory, we shipped product to the distributors and recognized $222,000 and $337,000 in revenue from these arrangements for the three and six months ended June 30, 2009. We monitor shipments and on-hand inventory levels to these distributors, and at June 30, 2009, these distributors had a limited amount of our product in their inventory.

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

During the first quarter of 2008, we entered into a development agreement with Animas, as amended on January 12, 2009, which provided us with a development grant. During the fourth quarter of 2008, we entered into a collaboration agreement with Edwards which provided us with a development grant. We recognized $2.6 million and $5.0 million in development revenue for the three and six months ended June 30, 2009. As of June 30, 2009, we had $10.1 million in deferred revenue relating to our development agreements.

Share-Based Compensation

On January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. As permitted by SFAS 123(R), we utilize the Black-Scholes option-pricing model as the method of valuation for share-based awards granted. Share-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2009 was $2.0 million and $4.1 million, respectively, compared to $2.0 million and $3.9 million for the three and six months ended June 30, 2008. As of June 30, 2009, there was $16.7 million of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of our operating expenses through 2013. Compensation costs will be adjusted for future changes in estimated forfeitures. Prior to January 1, 2006, we had adopted the disclosure-only provision of SFAS 123 as discussed further in our annual report on Form 10-K. Accordingly, we had not previously recognized compensation expense, except for share-based compensation expense accounted for in accordance with APB 25.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). The FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using our nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The effective date of the FSP is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. On January 1, 2009, we adopted the provisions of the FSP. The adoption of FSP APB 14-1 resulted in a reduction to the historical carrying value of the 4.75% convertible senior notes due in 2027 on our balance sheet of $26.6 million, a reduction to the carrying value of the debt issuance costs of $1.2 million, and a corresponding increase to paid in capital as of the date of issuance. The estimated interest rate of 19.5% was applied to the notes and coupon interest using a present value technique to arrive at the fair value of the liability component. The adoption of the FSP also resulted in an increase in accumulated deficit of $6.2 million and a corresponding net decrease to the carrying value of the debt discount and issuance costs as of January 1, 2009. We recorded non-cash interest expense relating to the amortization of the debt discount in the amounts of $1.2 million and $991,000 for the three months ended June 30, 2009 and 2008, respectively, and $2.3 million and $1.9 million for the six months ended June 30, 2009 and 2008, respectively. We recorded interest expense relating to the contractual coupon payments in the amounts of $713,000 for each of the quarters ended June 30, 2009 and 2008, respectively, and $1.4 million for the six months ended June 30, 2009 and 2008, respectively. The impact of adoption of this FSP to loss per share was an increase of $0.02 and $0.03 for the quarters ended June 30, 2009 and 2008, respectively, and $0.05 and $0.06 for the six months ended June 30, 2009 and 2008, respectively.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that we should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The effective date for EITF 07-5 is for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. On January 1, 2009, we adopted the provisions of EITF 07-5. The adoption of EITF 07-5 did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The effective date for SFAS 165 is for interim or annual financial periods ending after June 15, 2009. We adopted the provisions of SFAS 165 as of June 30, 2009. We evaluated subsequent events after the balance sheet date of June 30, 2009 through August 3, 2009, the date of issuance of our consolidated financial statements. The adoption of SFAS 165 had no impact on our consolidated financial statements as we already followed a similar approach prior to the adoption of this standard.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”). FSP FAS 115-2 and 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The effective date for FSP FAS 115-2 and 124-2 is for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of FSP FAS 115-2 and 124-2 as of June 30, 2009. The adoption of FSP FAS 115-2 and 124-2 had no impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), and establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The effective date for SFAS 168 is for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 only requires a change in disclosure and is not expected to impact our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and timely communicated to management, including our Chief Executive Officer and Chief Financial Officer, recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures. Based on their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective for this purpose.

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

On August 11, 2005, Abbott Diabetes Care, Inc., or Abbott, filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware, seeking a declaratory judgment that our continuous glucose monitor infringes certain patents held by Abbott. In August 2005, we moved to dismiss these claims and filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office, or the Patent Office, and by March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against us in the litigation. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by our continuous glucose monitor. On August 18, 2006, the court granted our motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim. In approving the stay, the court also granted our motion to strike, or disallow, Abbott’s amended complaint in which Abbott had sought to add three additional patents to the litigation. Subsequent to the court’s August 18, 2006 order striking Abbott’s amended complaint, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of the three additional patents it had sought to include in the litigation discussed above. On September 7, 2006, we filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, we asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. In February 2007, the Patent Office ordered reexamination of each of the three patents cited in this new lawsuit. On September 30, 2007, the court granted our motion to consolidate the cases and stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against us.

Each of the seven patents described above have one or more associated reexamination requests in various stages of prosecution at the Patent Office. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and/or seeking to add new claims. With regard to the four patents originally asserted, two of the patents are under final rejection and two of the patents have been issued a Notice of Intent to Issue a Reexamination Certificate. With regard to the two patents under final rejection, all of the claims for which reexamination was requested currently stand rejected and Abbott has filed an Appeal Brief in each of the cases. With regard to the two patents for which a Notice of Intent to Issue a Reexamination Certificate has been issued, both cases are awaiting publication, and we have filed subsequent reexamination requests for each of the two patents. With regard to the three patents subsequently asserted, two of the patents are under non-final rejection and one of the patents has recently had a new reexamination request ordered. In these two non-finally rejected cases, Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and/or seeking to add new claims. Additionally, although two of these three patents have each had a Reexamination Certificate issued and/or a claim confirmed, the Patent Office has subsequently ordered additional reexamination on these reexamined patents in view of new prior art and/or new issues presented by subsequently filed reexamination requests. In one of these subsequently ordered additional reexaminations, Abbott filed a Petition to Vacate the Patent Office’s Order of the new reexamination, we opposed Abbott’s Petition, and the Patent Office dismissed Abbott’s Petition. Abbott then filed a Patent Owner Statement requesting the Patent Office withdraw the Order of the new reexamination. We filed a timely Reply to Abbott’s Patent Owner Statement. The Patent Office has not issued any decision on Abbott’s request yet. In connection with the third subsequently asserted patent, we filed a Reexamination Request on August 16, 2006. The Patent Office Ordered the reexamination of the third patent and issued a non-final Office Action. Abbott filed a Response to the non-final Office Action. We filed a second Reexamination Request on November 16, 2007. The Patent Office ordered the reexamination of the third patent again and merged the two reexamination proceedings on September 4, 2008. The Patent Office has not issued any substantive decision subsequently.

In 2008 and 2009, Abbott copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If an interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also in 2008, Abbott has filed reexamination requests seeking to invalidate two of our patents in the Patent Office. In both reexamination requests, the Patent Office ordered the reexamination and issued non-final office actions and we have responded to those non-final office actions by seeking claim construction to differentiate certain claims from the prior art, seeking to amend certain claims to overcome the prior art, and canceling certain claims. Recently, the Patent Office has issued a final office action confirming the patentability of our original and amended claims pending in one of the patents.

ITEM 1A.	RISK FACTORS

Factors that May Affect our Financial Condition and Results of Operations

We have a limited operating history and our products may never achieve market acceptance.

We are a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for ambulatory use by people with diabetes and for use by healthcare providers in the hospital for the treatment of both diabetic and non-diabetic patients. On March 24, 2006, we received approval from the FDA for our first product, the STS, designed for up to three days of continuous use. On May 31, 2007, we received approval from the FDA for our second generation continuous glucose monitoring system, the SEVEN, designed for up to seven days of continuous use, and we began commercializing this product in the third quarter of 2007. As part of our commercialization of the SEVEN, we discontinued sales of our STS three day durable system in the second quarter of 2007 and discontinued the sale of our three day sensors during the second quarter of 2008. On February 13, 2009, we received approval from the FDA for our third generation continuous glucose monitoring system, the SEVEN PLUS, also approved for up to seven days of continuous use, and we began commercializing this product in the first quarter of 2009. There are various differences between the SEVEN and the SEVEN PLUS. As compared to the SEVEN, the SEVEN PLUS incorporates additional user interface and algorithm enhancements that are intended to make its glucose monitoring function more accurate and customizable. Our approvals allow for the use of our continuous glucose monitoring systems by adults with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments. Our approved products must be prescribed by a physician and include a disposable sensor, a transmitter and a small handheld receiver. Our approved products are indicated for use as adjunctive devices to complement, not replace, information obtained from standard home blood glucose monitoring devices and must be calibrated periodically using a standard home blood glucose monitor. The sensor is inserted by the patient and is intended to be used continuously for up to seven days after which it is removed by the patient and may be replaced by a new sensor. Our transmitter and receiver are reusable. On November 26, 2008, we received CE Mark (Conformité Européene) approval for the SEVEN, enabling commercialization of the SEVEN system in the European Union and the countries in Asia and Latin America that recognize the CE Mark. We expect to commercialize our products on a limited basis in the European Union in 2009. From inception to 2006, we devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. Since 2006, we have devoted considerable resources to the commercialization of our ambulatory continuous glucose monitoring systems, including the SEVEN and SEVEN PLUS, as well as the continued research and clinical development of our technology platform. We have yet to seek approval from the FDA for our in-hospital, continuous glucose monitoring system.

We expect that sales of our SEVEN and our SEVEN PLUS, which both consist of a handheld receiver, reusable transmitter and disposable sensor, will account for substantially all of our product revenue for the foreseeable future. From inception through June 30, 2009, revenues from sales of our products total approximately $21.7 million. We have limited experience in selling our products and we might be unable to successfully commercialize our products on a wide scale for a number of reasons, including:

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

We have incurred net losses in each year since our inception in May 1999, including a net loss of $28.5 million for the six months ended June 30, 2009. As of June 30, 2009, we had an accumulated deficit of $266.2 million. We have financed our operations primarily through private placements of our equity and debt securities and our public offerings, and have devoted a substantial portion of our resources to research and development relating to our continuous glucose monitoring systems, including our in-hospital product development, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of the SEVEN and SEVEN PLUS. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public companies. As a result, we expect to continue to incur significant operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and may adversely affect our ability to pay interest on, and principal of, the convertible senior notes.

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

To achieve commercial success for the SEVEN, the SEVEN PLUS and our future products, we must continue to develop and grow our sales and marketing organization and enter into arrangements with others to market and sell our products. We currently employ a small direct sales force to market our products in the United States. In the United States, our sales force calls directly on healthcare providers and patients throughout the country to initiate sales of our products. Our sales organization competes with the experienced and well-funded marketing and sales operations of our competitors. We have also entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. Our U.S. distribution partnerships are focused on accessing underrepresented regions and, in some instances, regional third-party payors that contract exclusively with distributors. Our European distribution partners call directly on healthcare providers to market and sell our products in Europe. Because of the competition for their services, we may be unable to partner with or retain additional qualified distributors. Further, we may not be able to enter into agreements with distributors on commercially reasonable terms, if at all.

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

We have contracted with third party distributors to market and sell our products in the United States and in portions of Europe to access the existing bases of diabetes patients of these distributors. To the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States or Europe, our product margins could be lower than if we directly marketed and sold our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and patients in Europe will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable.

We have limited manufacturing capabilities and manufacturing personnel, and if our manufacturing capabilities are insufficient to produce an adequate supply of product at appropriate quality levels, our growth could be limited and our business could be harmed.

We currently have limited resources, facilities and experience in commercially manufacturing sufficient quantities of product to meet expected demand. We have had difficulty scaling our manufacturing operations to provide a sufficient supply of product to support our commercialization efforts. From time to time, we have also experienced brief periods of backorder and, at times, have had to limit the efforts of our sales force to introduce our products to new customers. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. We have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts, however, there can be no assurances that supply will not be constrained going forward. In order to produce our products in the quantities we anticipate will be necessary to meet market demand, we will need to increase our manufacturing capacity by a significant factor over the current level. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, materials procurement, problems with production yields and quality control and assurance. Developing commercial-scale manufacturing facilities will require the investment of substantial additional funds and the hiring and retention of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience. Also, the scaling of manufacturing capacity is subject to numerous risks and uncertainties, such as construction timelines, design, installation and maintenance of manufacturing equipment, among others, which can lead to unexpected delays. In addition, our facilities may have to undergo additional inspections by the FDA and corresponding state agencies. We cannot assure you that we will be able to develop and expand our manufacturing process and operations or obtain FDA and state agency approval of our facilities in a timely manner or at all. If we are unable to manufacture a sufficient supply of our current products or any future products for which we may receive approval, maintain control over expenses or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand and our business will suffer.

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

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. To date, our products are not reimbursed by virtue of a national coverage decision by Medicare. Several private third-party payors have issued coverage policies for continuous glucose monitoring devices. In addition, we have negotiated contracted rates with several of the largest private insurance providers for the purchase of our products by their members. However, patients without insurance that covers our products will have to bear the financial cost of them. On November 2, 2007, the Centers for Medicare and Medicaid, or CMS, released its 2008 Alpha-Numeric HCPCS File which included three separate codes applicable to each of the three components of our continuous glucose monitoring system and HCPCS codes for continuous glucose monitoring became effective on January 1, 2008. HCPCS codes are billing codes used by Medicare and private third-party payors, but do not represent a reimbursement coverage decision by CMS and, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those patients covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices. In the United States, patients using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will be substantially dependent on whether third-party coverage and reimbursement is widely available for patients that use them. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. The continuing efforts of government and third-party payors to contain or reduce the costs of healthcare may limit our revenue. Our initial dependence on the commercial success of the SEVEN and SEVEN PLUS makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the SEVEN and SEVEN PLUS, patients may not use our products.

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

On August 11, 2005, Abbott Diabetes Care, Inc., or Abbott, filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware, seeking a declaratory judgment that our continuous glucose monitor infringes certain patents held by Abbott. In August 2005, we moved to dismiss these claims and filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office, or the Patent Office, and by March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against us in the litigation. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by our continuous glucose monitor. On August 18, 2006, the court granted our motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim. In approving the stay, the court also granted our motion to strike, or disallow, Abbott’s amended complaint in which Abbott had sought to add three additional patents to the litigation. Subsequent to the court’s August 18, 2006 order striking Abbott’s amended complaint, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of the three additional patents it had sought to include in the litigation discussed above. On September 7, 2006, we filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, we asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. In February 2007, the Patent Office ordered reexamination of each of the three patents cited in this new lawsuit. On September 30, 2007, the court granted our motion to consolidate the cases and stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against us.

Each of the seven patents described above have one or more associated reexamination requests in various stages of prosecution at the Patent Office. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and/or seeking to add new claims. With regard to the four patents originally asserted, two of the patents are under final rejection and two of the patents have been issued a Notice of Intent to Issue a Reexamination Certificate. With regard to the two patents under final rejection, all of the claims for which reexamination was requested currently stand rejected and Abbott has filed an Appeal Brief in each of the cases. With regard to the two patents for which a Notice of Intent to Issue a Reexamination Certificate has been issued, both cases are awaiting publication, and we have filed subsequent reexamination requests for each of the two patents. With regard to the three patents subsequently asserted, two of the patents are under non-final rejection and one of the patents has recently had a new reexamination request ordered. In these two non-finally rejected cases, Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and/or seeking to add new claims. Additionally, although two of these three patents have each had a Reexamination Certificate issue and/or a claim confirmed, the Patent Office has subsequently ordered additional reexamination on these reexamined patents in view of new prior art and/or new issues presented by subsequently filed reexamination requests. In one of these subsequently ordered additional reexaminations, Abbott filed a Petition to Vacate the Patent Office’s Order of the new reexamination, we opposed Abbott’s Petition, and the Patent Office dismissed Abbott’s Petition. Abbott then filed a Patent Owner Statement requesting the Patent Office to withdraw the Order of the new reexamination. We filed a timely Reply to Abbott’s Patent Owner Statement. The Patent Office has not issued any decision on Abbott’s request yet. In connection with the third subsequently asserted patent, we filed a Reexamination Request on August 16, 2006. The Patent Office ordered the reexamination of the third patent and issued a non-final Office Action. Abbott filed a Response to the non-final Office Action. We filed a second Reexamination Request on November 16, 2007. The Patent Office Ordered the reexamination of the third patent again and merged the two reexamination proceedings on September 4, 2008. The Patent Office has not issued any substantive decision subsequently.

In 2008 and 2009, Abbott copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If an interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also in 2008, Abbott has filed reexamination requests seeking to invalidate two of our patents in the Patent Office. In both reexamination requests, the Patent Office ordered the reexamination and issued non-final office actions and we have responded to those non-final office actions by seeking claim construction to differentiate certain claims from the prior art, seeking to amend certain claims to overcome the prior art, and canceling certain claims. Recently, the Patent Office has issued a final office action confirming the patentability of our original and amended claims pending in one of the patents.

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

In the ordinary course of our business, we enter into collaborative arrangements to develop new products and to pursue new markets, such as our agreements with Animas and Insulet, to integrate our receiver technology into their respective insulin delivery systems. We have also entered into an OUS Commercialization Agreement, as amended, with Animas pursuant to which Animas retains the exclusive right to develop and market outside the United States an ambulatory insulin pump that is combined with our continuous glucose monitoring technology. These collaborations may not result in the development of products that achieve commercial success and could be terminated prior to developing any products. Accordingly, we cannot assure you that any of our collaborations will result in the successful development of a commercially viable product or result in significant additional future revenues.

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

Our SEVEN and SEVEN PLUS systems are classified by the FDA as PMA medical devices. Our in-hospital glucose monitoring device under development has not yet been classified by the FDA. Before submitting any additional PMA or 510(k) applications, such as for our in-hospital continuous blood glucose monitoring system, we must successfully complete pre-clinical studies and clinical trials that we believe will demonstrate that the product is safe and effective. Product development, including pre-clinical studies and clinical trials, is a long, expensive and uncertain process and is subject to delays and failure at any stage. Furthermore, the data obtained from the studies and trial may be inadequate to support approval of a PMA or 510(k) application. While we have in the past obtained, and may in the future obtain, an Investigational Device Exemption, or IDE, prior to commencing clinical trials for our continuous glucose monitoring systems, FDA approval of an IDE application permitting us to conduct testing does not mean that the FDA will consider the data gathered in the trial to be sufficient to support approval of a PMA or 510(k) application, even if the trial’s intended safety and efficacy endpoints are achieved.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including further development of our direct sales force and expansion of our manufacturing capacity, and on research and development, including conducting clinical trials for our in-hospital continuous blood glucose monitoring system as well as our next generation continuous glucose monitoring systems. For the six months ended June 30, 2009, our net cash used in operating activities was $20.4 million, compared to $28.4 million for the same period in 2008, and as of June 30, 2009, we had working capital of $37.5 million, including $52.1 million in cash, cash equivalents and short-term marketable securities, which includes $3.2 million in restricted cash. We expect that our cash used by operations will increase significantly in each of the next several years, and, although we recently completed a follow-on public offering of 15,994,000 shares of our common stock for net proceeds to the company of approximately $45.6 million, we may need additional funds to continue the commercialization of our products and for the development and commercialization of other continuous glucose monitoring systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

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

Based on our experience, complication from use of our device may include skin irritation under the adhesive dressing of the sensor. Inflammation or redness, swelling, minor infection, and minor bleeding at the sensor insertion site are also possible risks with a patient’s use of the device. However, if unanticipated long-term side-effects result from the use of our products or other glucose monitoring systems under development, we could be subject to liability and our systems would not be widely adopted. With respect to our SEVEN and SEVEN PLUS, our clinical trials have been limited to seven days of continuous use. Additionally, we have limited clinical experience with repeated use of our products in the same patient. We cannot assure you that long-term use would not result in unanticipated complications. Furthermore, the interim results from our current pre-clinical studies and clinical trials may not be indicative of the clinical results obtained when we examine the patients at later dates. It is possible that repeated use of our products may result in unanticipated adverse effects, potentially even after the device is removed.

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

SFAS 123(R) could also adversely impact our ability to provide accurate guidance on our future financial results as assumptions that are used to estimate the fair value of share-based payments are based on estimates and judgments that may differ from period to period. We may also be unable to accurately predict the amount and timing of the recognition of tax benefits associated with share-

based payments as they are highly dependent on the exercise behavior of our employees and the price of our stock relative to the exercise price of each outstanding stock option.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). The FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using our nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The effective date of the FSP is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. On January 1, 2009, we adopted the provisions of the FSP. The adoption of FSP APB 14-1 resulted in a reduction to the historical carrying value of the 4.75% convertible senior notes due in 2027 on our balance sheet of $26.6 million, a reduction to the carrying value of the debt issuance costs of $1.2 million, and a corresponding increase to paid in capital as of the date of issuance. The estimated interest rate of 19.5% was applied to the notes and coupon interest using a present value technique to arrive at the fair value of the liability component. The adoption of the FSP also resulted in an increase in accumulated deficit of $6.2 million and a corresponding net decrease to the carrying value of the debt discount and issuance costs as of January 1, 2009. We recorded non-cash interest expense relating to the amortization of the debt discount in the amounts of $1.2 million and $991,000 for the three months ended June 30, 2009 and 2008, respectively, and $2.3 million and $1.9 million for the six months ended June 30, 2009 and 2008, respectively. We recorded interest expense relating to the contractual coupon payments in the amounts of $713,000 for each of the quarters ended June 30, 2009 and 2008, respectively, and $1.4 million for the six months ended June 30, 2009 and 2008, respectively. The impact of adoption of this FSP to loss per share was an increase of $0.02 and $0.03 for the quarters ended June 30, 2009 and 2008, respectively, and $0.05 and $0.06 for the six months ended June 30, 2009 and 2008, respectively.

Our loan and security agreement contains restrictions that may limit our operating flexibility.

In March 2006, we entered into our Loan Agreement that provided for a loan to finance various equipment and leasehold improvement expenses. In January 2008, we amended our Loan Agreement to enable us to draw an additional $3.0 million. We are required to repay this additional amount at intervals through July 2011. As of June 30, 2009, we had a total outstanding loan balance under the Loan Agreement of $2.2 million. The Loan Agreement requires us to maintain a minimum cash balance with Square 1 Bank, and also imposes certain limitations on us, including limitations on our ability to:

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

Our annual meeting of stockholders was held on May 19, 2009. Of the 45,907,410 shares of common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 42,656,553 shares of common stock, representing 93% of the total number of shares entitled to vote at the meeting. This percentage represented a quorum. The following three proposals were presented and voted on at the meeting:

Proposal 1

To elect two Class I directors, Terrance Gregg and Kevin Sayer, to hold office until our 2012 Annual Meeting of Stockholders. The nominees were elected by a plurality of the shares represented and entitled to vote at the meeting. The voting results were:

Nominee	For	Withheld
Terrance Gregg	42,445,922	206,067
Kevin Sayer	41,456,129	1,195,860

Our Board of Directors consists of seven members and is divided into three classes, each of which has a three-year term. Class II consists of three directors, Donald L. Lucas, Donald A. Lucas, and Jay S. Skyler, and Class III consists of two directors, Jonathan Lord and Eric Topol. The terms of the directors in Classes II and III expire at our 2010 and 2011 Annual Meetings of Stockholders, respectively.

Proposal 2

To consider and vote upon a proposal to reapprove of the Internal Revenue Code Section 162(m) provisions of our 2005 Equity Incentive Plan to preserve our ability to deduct for corporate income tax purposes compensation that qualifies as performance-based compensation under Section 162(m) of the Internal Revenue Code. The voting results were:

For	Against	Abstain	Broker Non- Vote
28,808,193	7,736,084	14,399	6,092,632

Proposal 3

To ratify the selection by the audit committee of our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. The appointment was approved by more than a majority of the shares represented and entitled to vote at the meeting. The voting results were:

For	Against	Abstain	Broker Non- Vote
42,384,808	247,263	19,917	0

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as a part of this report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
3.02	Amended and Restated Bylaws of DexCom, Inc.	8-K	000-51222	May 22, 2009	99.01

10.22	Letter Agreement, between Edwards Lifesciences LLC and DexCom, Inc., dated May 5, 2009.					X

10.23	Distribution Agreement, between RGH Enterprises, Inc. and DexCom, Inc., dated April 30, 2008.*					X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

*	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and are filed separately with the Securities and Exchange Commission.
**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that DexCom specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXCOM, INC. (Registrant)

Dated: August 3, 2009	By:	/s/ Terrance H. Gregg
Terrance H. Gregg, President and Chief Executive Officer

Dated: August 3, 2009	By:	/s/ Jess Roper
Jess Roper, Chief Financial Officer