Form 10-Q
period 2009-09-30
DEXCOM INC
filed 2009-11-04
CIK 1093557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes  ☐    No  ☒

As of October 29, 2009, 46,031,757 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

DexCom, Inc.

Consolidated Balance Sheets

(In thousands—except par value data)

(Unaudited)

	September 30, 2009	December 31, 2008 (1)
Assets
Current assets:
Cash and cash equivalents	$6,362	$12,700
Short-term marketable securities, available-for-sale	31,356	14,368
Accounts receivable, net	2,487	1,118
Inventory, net	1,932	2,446
Prepaid and other current assets	1,239	1,426

Total current assets	43,376	32,058
Property and equipment, net	6,731	6,105
Restricted cash	2,639	4,270
Other assets	1,210	1,449

Total assets	$53,956	$43,882

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$4,373	$4,599
Accrued payroll and related expenses	3,560	2,115
Current portion of long-term debt	900	1,931
Current portion of deferred revenue	8,702	6,351

Total current liabilities	17,535	14,996
Long-term portion of deferred revenue	—	5,669
Other liabilities	839	889
Long-term debt, net of current portion	44,683	41,796

Total liabilities	63,057	63,350
Commitments and contingencies (Note 4)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	—	—
Common stock, $0.001 par value, 100,000 authorized; 46,307 and 46,027 issued and outstanding at September 30, 2009; 30,103 and 29,824 shares issued and outstanding at December 31, 2008	46	30
Additional paid-in capital	270,496	218,136
Accumulated other comprehensive income	36	50
Accumulated deficit	(279,679)	(237,684)

Total stockholders’ deficit	(9,101)	(19,468)

Total liabilities and stockholders’ deficit	$53,956	$43,882

(1)	The Consolidated Balance Sheet at December 31, 2008 has been derived from the audited consolidated financial statements as adjusted for the adoption on January 1, 2009 of authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion.

See accompanying notes

DexCom Inc.

Consolidated Statements of Operations

(In thousands—except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008 (1)	2009	2008 (1)
Product revenue	$4,620	$1,878	$11,404	$5,643
Development grant revenue	2,639	42	7,818	122

Total revenue	7,259	1,920	19,222	5,765
Product cost of sales	4,589	3,577	12,738	9,833
Development cost of sales	1,805	263	6,930	643

Total cost of sales	6,394	3,840	19,668	10,476

Gross margin (deficit)	865	(1,920)	(446)	(4,711)
Operating expenses
Research and development	3,496	5,418	10,122	15,058
Selling, general and administrative	8,948	6,652	25,803	20,320

Total operating expenses	12,444	12,070	35,925	35,378
Operating loss	(11,579)	(13,990)	(36,371)	(40,089)
Interest and other income	93	215	323	1,087
Interest expense	(2,037)	(1,856)	(5,947)	(5,409)

Net loss	$(13,523)	$(15,631)	$(41,995)	$(44,411)

Basic and diluted net loss per share	$(0.29)	$(0.53)	$(0.96)	$(1.51)

Shares used to compute basic and diluted net loss per share	45,919	29,627	43,797	29,415

(1)	The Consolidated Statements of Operations for the three and nine months ended September 30, 2008 have been derived from the audited consolidated financial statements as adjusted for the adoption on January 1, 2009 of authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion.

See accompanying notes

DexCom, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008 (1)
Operating activities
Net loss	$(41,995)	$(44,411)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,903	2,268
Share-based compensation	6,212	5,707
Non-cash restructuring benefit	(362)	—
Accretion and amortization related to investments, net	763	(26)
Accretion related to convertible debt discount	3,562	2,975
Amortization of debt issuance costs	178	112
Changes in operating assets and liabilities:
Accounts receivable	(1,369)	(214)
Inventory	514	(1,451)
Prepaid and other assets	535	283
Restricted cash	1,631	(3,925)
Accounts payable and accrued liabilities	136	(1,872)
Accrued payroll and related expenses	1,445	185
Deferred revenue	(3,318)	379
Deferred rent and other liabilities	(51)	13

Net cash used in operating activities	(30,216)	(39,977)
Investing activities
Purchase of available-for-sale marketable securities	(53,597)	(32,950)
Proceeds from the maturity of available-for-sale marketable securities	35,483	53,301
Purchase of property and equipment	(2,529)	(2,061)

Net cash provided by/(used in) investing activities	(20,643)	18,290
Financing activities
Net proceeds from issuance of common stock	46,231	1,696
Proceeds from equipment loan	—	2,657
Repayment of equipment loan	(1,706)	(1,138)

Net cash provided by financing activities	44,525	3,215

Effect of exchange rate changes on cash and cash equivalents	(4)	(1)

Decrease in cash and cash equivalents	(6,338)	(18,473)
Cash and cash equivalents, beginning of period	12,700	23,115

Cash and cash equivalents, ending of period	$6,362	$4,642

Non-cash investing and financing transactions:
Common shares received as settlement for a call spread option	$—	$869

(1)	The Consolidated Statement of Cash Flows for the nine months ending September 30, 2008 has been derived from the audited consolidated financial statements as adjusted for adoption on January 1, 2009 of authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion.

See accompanying notes

DexCom, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization and Business

DexCom, Inc. (the “Company”) is a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for ambulatory use by people with diabetes and by healthcare providers in the hospital for the treatment of both diabetic and non-diabetic patients. On March 24, 2006, the Company received approval from the FDA for its STS designed for up to three days of continuous use. On May 31, 2007, the Company received approval from the FDA for its second generation continuous glucose monitoring system, the SEVEN, designed for up to seven days of continuous use, and the Company began commercializing this product in the third quarter of 2007. On February 13, 2009, the Company received approval from the FDA for its third generation continuous glucose monitoring system, the SEVEN PLUS, also approved for up to seven days of continuous use, and the Company began commercializing this product during the first quarter of 2009, and discontinued U.S. sales of the SEVEN system in the first quarter of 2009. On November 26, 2008, the Company received CE Mark (Conformité Européene) approval for the SEVEN, enabling commercialization of the SEVEN system in the European Union and the countries in Asia and Latin America that recognize the CE Mark, and on September 30, 2009, the Company received CE Mark approval for the SEVEN PLUS. In 2008, the Company established a wholly owned subsidiary in Sweden to begin expansion outside of the United States.

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation (except for the changes in estimates described below), have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2008 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 5, 2009. The Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 4, 2009, the date of issuance of the consolidated financial statements.

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

Share-Based Compensation

The Company recorded $2.1 million and $1.8 million in share-based compensation expense during the three months ended September 30, 2009 and 2008, respectively, and $6.2 million and $5.7 million during the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009, unrecognized estimated compensation costs related to non-vested stock options totaled $14.8 million and is expected to be recognized through 2013. The Company utilizes the Black-Scholes option-pricing model as the method of valuation for share-based awards granted.

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue on product sales is recognized upon shipment, which is when title and the risk of loss have been transferred to the customer and there are no other post shipment obligations. With respect to customers who directly pay for products, the products are generally paid for at the time of shipment using a customer’s credit card and do not include customer acceptance provisions. The Company recognizes revenue from contracted insurance payors based on the contracted rate. For non-contracted insurance payors, the Company obtains prior authorization from the payor and recognizes revenue based on the estimated collectible amount and historical experience. The Company also receives a prescription or statement of medical necessity and, for insurance reimbursement customers, an assignment of benefits prior to shipment.

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

During 2008 and 2009, the Company entered into distribution agreements with RGH Enterprises, Inc., or “Edgepark”, and other distributors that allow the distributors to sell the Company’s durable systems and disposable units. Revenue on product sales to distributors is recognized at the time of shipment, which is when title and risk of loss have been transferred to the distributor and there are no other post-shipment obligations. Revenue is recognized based on contracted prices and invoices are either paid by check following the issuance of a purchase order or letter of credit, or they are paid by wire at the time of placing the order. Terms of distributor orders are FOB shipping point (FCA shipping point for international orders). Distributors do not have rights of return per their distribution agreement outside of the Company’s standard warranty. The Company accrues for estimated returns, refunds and rebates by reducing revenues and establishing a liability account at the time of shipment based on historical experience. The distributors typically have a limited timeframe to notify DexCom of any missing, damaged, defective or non-conforming products. For any such products, the Company shall either, at its option, replace the portion of defective or non-conforming product at no additional cost to the distributor or cancel the order and refund any portion of the price paid to the Company at that time for the sale in question.

The Company shipped product directly to distributors’ customers and recognized $1.3 million and $3.0 million in revenue for the three and nine months ended September 30, 2009. With respect to distributors that stock inventory of the Company’s product and fulfill orders from their inventory, the Company shipped product to the distributors and recognized $322,000 and $659,000 in revenue from these arrangements for the three and nine months ended September 30, 2009. The Company monitors shipments and on-hand inventory levels to these distributors, and at September 30, 2009 these distributors had limited amounts of the Company’s product in their ending inventory.

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

Non-refundable license fees are recognized as revenue when the Company has a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and the Company has no further performance obligations under the license agreement. Multiple element arrangements, such as license, development or other multiple element service arrangements, are analyzed to determine how the arrangement consideration should be allocated among the separate units of accounting, or whether they must be accounted for as a single unit of accounting. The Company recognizes deliverables as revenue upon delivery only if the deliverable has stand-alone value and the fair value of the undelivered performance obligations can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have stand-alone value or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting.

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

Under the collaboration agreement with Edwards Lifesciences LLC (“Edwards”) which provided the Company with a development grant, the Company recognized $2.6 million and $7.6 million in development revenue for the three and nine months ended September 30, 2009.

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

Comprehensive Loss

The Company reports all components of comprehensive income, including net income, in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments and foreign currency translation adjustments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss). The Company’s comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008 (1)	2009	2008 (1)
Net loss	$(13,523)	$(15,631)	$(41,995)	$(44,411)
Unrealized gain (loss) on short-term available-for-sale marketable securities	(32)	(35)	(10)	(93)
Foreign currency translation loss	5	(1)	(4)	(1)

Comprehensive loss	$(13,550)	$(15,667)	$(42,009)	$(44,505)

(1)	Adjusted for the required retrospective application of authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion.

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

Recent Accounting Guidance

In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The authoritative guidance for fair value measurements does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of the authoritative guidance for fair value measurements by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted the provisions of the authoritative guidance for fair value measurements.

The fair value hierarchy described by the authoritative guidance is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value and include the following:

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$5,619	—	—	$5,619
Marketable securities, available for sale	$31,356	—	—	$31,356
Restricted cash	$2,639	—	—	$2,639

The Company has maintained only Level 1 financial assets during the three and nine months ended September 30, 2009.

The adoption of the authoritative guidance for fair value measurements did not have a material effect on the Company’s financial position or results of operations. The book values of cash and cash equivalents, short-term marketable securities, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

In December 2007, the FASB authoritative guidance which requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, the authoritative guidance for accounting for collaborative arrangements clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to the authoritative guidance for accounting for consideration given by a vendor to a customer. Effective January 1, 2009, the Company adopted the authoritative guidance for accounting for consideration given by a vendor to a customer, which did not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion. The authoritative guidance requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the Company’s nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The authoritative guidance also requires an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The effective date of the authoritative guidance is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. On January 1, 2009, the Company adopted the provisions of the authoritative guidance which resulted in a reduction to the historical carrying value of the 4.75% convertible senior notes due in 2027 on its balance sheet of $26.6 million, a reduction to the carrying value of the debt issuance costs of $1.2 million, and a corresponding increase to paid in capital as of the date of issuance. The Company’s estimated non-convertible borrowing rate of 19.5% was applied to the notes and coupon interest using a present value technique to arrive at the fair value of the liability component. The adoption of the authoritative guidance also resulted in an increase in accumulated deficit of $6.2 million and a corresponding net decrease to the carrying value of the debt discount and issuance costs as of January 1, 2009. The Company recorded non-cash interest expense relating to the amortization of the debt discount in the amounts of $1.2 million and $1.0 million for the three months ended September 30, 2009 and 2008, respectively, and $3.6 million and $3.0 million for the nine months ended September 30, 2009 and 2008, respectively. The Company recorded interest expense relating to the contractual coupon payments in the amounts of $713,000 for each of the quarters ended September 30, 2009 and 2008, respectively, and $2.1 million for each of the nine months ended September 30, 2009 and 2008, respectively. The impact of adoption of the authoritative guidance was an increase to loss per share of $0.02 and $0.03 for the quarters ended September 30, 2009 and 2008, respectively, and $0.08 and $0.09 for the nine months ended September 30, 2009 and 2008, respectively.

The following table sets forth the Company’s net carrying amount of the 4.75% convertible senior notes, which is included in long-term debt in the consolidated balance sheets (in thousands):

	September 30, 2009	December 31, 2008
Principal of convertible notes	$60,000	$60,000
Unamortized debt discount	(16,067)	(19,629)

Net carrying amount of convertible notes	$43,933	$40,371

The remaining unamortized debt discount will be amortized over the expected life of the convertible notes, which was determined to be the date of the first put option on March 15, 2012.

In June 2008, the FASB issued authoritative guidance which provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The effective date for the authoritative guidance for determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock is for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. On January 1, 2009, the Company adopted the provisions of the authoritative guidance, which did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued authoritative guidance intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The effective date for the authoritative guidance for subsequent event disclosures is for interim or annual financial periods ending after June 15, 2009. The Company adopted the provisions of the authoritative guidance as of June 30, 2009. The Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 4, 2009, the date of issuance of the consolidated financial statements. The adoption of the authoritative guidance had no impact on the Company’s consolidated financial statements as management already followed a similar approach prior to the adoption of this standard.

In April 2009, the FASB issued authoritative guidance for the recognition and presentation of other-than-temporary impairments, which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This authoritative guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The effective date for the guidance is for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the provisions of the authoritative guidance as of June 30, 2009, which had no impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance on the FASB accounting standards codification and the hierarchy of generally accepted accounting principles, which replaces previously issued authoritative guidance for the hierarchy of generally accepted accounting principles, and establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The effective date for the guidance is for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of the authoritative guidance as of September 30, 2009, which only required a change in disclosure and did not impact the Company’s consolidated financial statements.

In October 2009, the FASB issued authoritative guidance for multiple-deliverable revenue arrangements that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This guidance also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the guidance. The guidance does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. This guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively to the beginning of the year of adoption if adopted early. The Company is currently evaluating the impact of this guidance on the Company’s consolidated results of operations and financial condition.

In October 2009, the FASB issued authoritative guidance for certain revenue arrangements that include software elements that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in the guidance, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the guidance, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The guidance also provides direction on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively to the beginning of the year of adoption if adopted early. However, the Company must elect the same transition method for this guidance as that chosen for the guidance for multiple-deliverable revenue arrangements. The Company is currently evaluating the impact of this standard on the consolidated results of operations and financial condition.

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

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Options outstanding to purchase common stock	7,714	6,141	7,714	6,141
Restricted stock	41	105	41	105
Convertible senior notes	7,692	7,692	7,692	7,692

Total	15,447	13,938	15,447	13,938

3. Financial Statement Details (in thousands)

Short Term Marketable Securities, Available for Sale

Short term investment securities, consisting solely of debt securities with contractual maturities of less than one year were as follows (in thousands):

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$25,580	$25	$—	$25,605
Commercial paper	999	—	—	999
Corporate debt	4,737	15	—	4,752

Total	$31,316	$40	$—	$31,356

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$12,288	$49	$—	$12,337
Commercial paper	2,030	2	(1)	2,031

Total	$14,318	$51	$(1)	$14,368

Inventory, net

	September 30, 2009	December 31, 2008
Raw materials	$977	$1,426
Work-in-process	207	198
Finished goods	748	822

Total	$1,932	$2,446

Accounts Payable and Accrued Liabilities

	September 30, 2009	December 31, 2008
Accounts payable trade	$2,024	$1,123
Accrued tax, audit, and legal fees	466	426
Clinical trials	296	132
Accrued interest on convertible debt	119	831
Accrued other including warranty	1,468	2,087

Total	$4,373	$4,599

Accrued Warranty

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Beginning balance	$63	$85	$71	$52
Charges to costs and expenses	457	127	777	454
Costs incurred	(387)	(135)	(715)	(429)

Ending balance	$133	$77	$133	$77

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

In accordance with authoritative guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, the Company recorded the $11.0 million cost of the call spread transactions as a net reduction in paid in capital in the Balance Sheet for the quarter ended March 31, 2007, and will not recognize subsequent changes in fair value. During September 2007, the Company received approximately 154,000 shares of its common stock with a value of $1.4 million on the date the shares were returned to the Company as settlement of the first tranche. During March 2008, the Company received approximately 118,000 shares of its common stock with a value of $869,000 on the date the shares were returned to the Company as settlement for the second tranche.

Line of Credit

In March 2006, the Company entered into a loan and security agreement (the “Loan Agreement”) that provided for up to $5.0 million to finance various equipment purchases through March 2007. In January 2008, the Company entered into an amendment to the Loan Agreement to finance additional equipment purchases. The amendment allows the Company to draw an additional amount of up to $3.0 million under a new and additional Facility B Equipment Line.

At September 30, 2009, the Company had total borrowings of $1.7 million under the Loan Agreement pursuant to the Facility A Equipment Line and Facility B Equipment Line and none was available for future borrowings. The loan bears an interest rate equal to the lender’s prime rate plus 0.25% and at September 30, 2009, the interest rate was 3.5%. Beginning April 2008, terms of the Facility B Equipment Line began to require monthly amortized payments through the maturity date of July 2011. Under the amended Loan Agreement, the Company continues to grant a security interest in substantially all of its personal property as collateral for the loan and is required to maintain cash balances equal to total outstanding loan balances with the lender.

Lease

Total rent expense for the three and nine months ended September 30, 2009 was $456,000 and $1.0 million, respectively.

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

Each of the seven patents described above have one or more associated reexamination requests in various stages at the Patent Office. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art the Company has presented, seeking to amend certain claims to overcome the prior art the Company has presented, and/or seeking to add new claims. With regard to the four patents originally asserted, two of the patents are in the Appeal process and two of the patents have recently been issued a Certificate of Reexamination. With regard to the two patents in the Appeal process, all of the claims for which reexamination was requested currently stand rejected and Abbott has filed an Appeal Brief in each of the cases. The first Examiner’s Answer maintained all rejections in one of the two cases. The Company also filed a second and a third reexamination request against each of the two patents in the Appeal process. The Patent Office denied the second requests and ordered reexamination of certain claims raised in the third requests for each of the two patents. With regard to the two patents for which a Certificate of Reexamination has been issued, the Company has filed subsequent reexamination requests for each of the two patents. With regard to the three patents subsequently asserted, two of the three patents are under non-final rejection and the third one is under final rejection with two of the patents including some new confirmed claims. In the finally rejected case, Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art the Company has presented, seeking to amend certain claims to overcome the prior art the Company has presented, and/or seeking to add new claims.

In 2008 and 2009, Abbott copied claims from certain of the Company’s applications, and stated that it may seek to provoke an interference with certain of the Company’s pending applications in the Patent Office. If an interference is declared and Abbott prevails in the interference, the Company would lose certain patent rights to the subject matter defined in the interference. Also in 2008, Abbott filed reexamination requests seeking to invalidate two of the Company’s patents in the Patent Office. In both reexamination requests, the Patent Office ordered the reexamination and issued non-final office actions and the Company responded to those non-final office actions by seeking claim construction to differentiate certain claims from the prior art, seeking to amend certain claims to overcome the prior art, and canceling certain claims. In one of the proceedings, Abbott recently appealed the Examiner’s decision to confirm the patentability of our original and amended claims. In the other proceeding, the Company has filed an Amendment to allow the claims the Examiner has indicated are patentable to stand on their own, to address the Examiner’s rejections of other claims based on form, to seek clarification of the basis for the Examiner’s rejections of certain claims based on the prior art and to ask reconsideration of the rejections.

Although it is the Company’s position that Abbott’s assertions of infringement have no merit, and that the potential interference and reexamination requests have no merit, neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation, potential interference or reexamination requests can be assessed. As of September 30, 2009, no amounts have been accrued related to this litigation.

Purchase Commitments

The Company is party to various purchase arrangements related to its development activities including materials used in its glucose monitoring systems. As of September 30, 2009, the Company had purchase commitments with vendors of $3.0 million due within one year. There are no purchase commitments due beyond one year.

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

Animas Corporation

On January 10, 2008, as amended on January 12, 2009 and July 30, 2009 (“the Animas Amendments”), the Company entered into a joint development agreement with Animas Corporation (“Animas”) to integrate DexCom’s continuous glucose monitoring technology into Animas insulin pumps. Under the terms of the amended agreement, Animas will contribute up to $1.1 million to DexCom to offset certain development, clinical and regulatory expenses. The agreement is non-exclusive in the United States, but exclusive outside the United States and does not impact either party’s existing third party development agreements. In January of 2008 the Company received $500,000. In January of 2009 the Company received $250,000. The Company recorded $70,000 and $209,000 in revenue for the three and nine months ended September 30, 2009, compared to $42,000 and $122,000 for the same period in 2008. Pursuant to the Animas Amendments, the Company will collaborate with Animas to develop a modified version of the Company’s transmitter to support a single, global CGM-enabled insulin pump launch by Animas. The Company is entitled to receive a one-time $1.0 million milestone payment upon the achievement of performance qualification of a manufacturing line for the modified transmitter and is also entitled to receive an additional one-time $4.0 million payment upon the first regulatory body approval outside the United States for the new system. The Animas Amendments modify the original $5.0 million milestone payment that the Company was entitled to receive upon receipt of a CE Mark for the first commercializable OUS product.

Edwards Lifesciences LLC

On November 10, 2008, and as amended on May 5, 2009, the Company entered into a Collaboration Agreement (the “Agreement”) with Edwards. Pursuant to the Agreement, the Company and Edwards agreed to develop jointly and to market an in-hospital continuous blood glucose monitoring system. Under the terms of the Agreement, Edwards was obligated to pay the Company an upfront fee of $13.0 million. In addition, the Company is entitled to receive up to $22.0 million, as revised, over the next three years for product development costs and milestones related to regulatory approvals and manufacturing readiness. The Company will also receive either a profit-sharing payment of up to 10% of commercial sales of the product, or a royalty of up to 6% of commercial sales of the product. The Agreement provides Edwards with an exclusive license under the Company’s intellectual property in the hospital market. Edwards will be responsible for global sales and marketing, and the Company will initially be responsible for manufacturing. In November 2008 the Company received $13.0 million. The Company received $1.3 million and $4.5 million during the three and nine months ended September 30, 2009. The Company recorded $2.6 million and $7.6 million in revenue for the three and nine months ended September 30, 2009, compared to none in the same period in 2008.

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

Overview

We are a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for ambulatory use by people with diabetes and for use by healthcare providers in the hospital for the treatment of both diabetic and non-diabetic patients. On March 24, 2006, we received approval from the FDA for our first product, the STS®, designed for up to three days of continuous use. On May 31, 2007, we received approval from the FDA for our second generation continuous glucose monitoring system, the SEVEN®, designed for up to seven days of continuous use, and we began commercializing this product in the third quarter of 2007. As part of our commercialization of the SEVEN, we discontinued sales of our STS three day durable system in the second quarter of 2007 and discontinued the sale of our three day sensors during the second quarter of 2008. On February 13, 2009, we received approval from the FDA for our third generation continuous glucose monitoring system, the SEVEN PLUS, which is also designed for up to seven days of continuous use, and we began commercializing this product in the first quarter of 2009. There are various differences between the SEVEN and the SEVEN PLUS. As compared to the SEVEN, the SEVEN PLUS incorporates additional user interface and algorithm enhancements that are intended to make its glucose monitoring function more accurate and customizable. Our approvals allow for the use of our continuous glucose monitoring systems by adults with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments. Our approved products must be prescribed by a physician and include a disposable sensor, a transmitter and a small handheld receiver. Our approved products are indicated for use as adjunctive devices to complement, not replace, information obtained from standard home blood glucose monitoring devices and must be calibrated periodically using a standard home blood glucose monitor. The sensor is inserted by the patient and is intended to be used continuously for up to seven days after which it is removed by the patient and may be replaced by a new sensor. Our transmitter and receiver are reusable. On November 26, 2008, we received CE Mark (Conformité Européene) approval for the SEVEN, enabling commercialization of the SEVEN system in the European Union and the countries in Asia and Latin America that recognize the CE Mark, and on September 30, 2009, we received CE Mark approval for the SEVEN PLUS. We expect to commercialize our products on a limited basis in the European Union in 2009. From inception to 2006, we devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. Since 2006, we have devoted considerable resources to the commercialization of our ambulatory continuous glucose monitoring systems, including the SEVEN and SEVEN PLUS, as well as the continued research and clinical development of our technology platform. On October 30, 2009, we received CE Mark approval for the first generation in-hospital continuous glucose monitoring system that we developed in collaboration with Edwards, but we have yet to seek approval from the FDA for our in-hospital continuous glucose monitoring system.

According to the World Health Organization, in 2006 there were more than 180 million people who suffered from diabetes worldwide. In 2007, there were an estimated 23.6 million people in the United States with diabetes, of which 17.9 million have been diagnosed, an increase of 2.8 million and 3.3 million, respectively, from 2005. The Centers for Disease Control and Prevention (CDC) estimates that approximately 4.8 million of these patients were treated with insulin. The increased prevalence of diabetes is believed to be the result of an aging population, unhealthy diets and increasingly sedentary lifestyles. According to the CDC, diabetes was the seventh leading cause of death by disease in the United States during 2007, and complications related to diabetes include heart disease, limb amputations, loss of kidney function and blindness. According to the ADA, the direct medical costs and indirect expenditures attributable to diabetes in the United States were an estimated $174 billion in 2007, an increase of $42 billion since 2002. Of the $174 billion in overall expenses, the ADA estimates that approximately $116 billion were direct medical costs. We have built a direct sales organization to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. We currently sell the SEVEN PLUS only in the United States and portions of Europe and the SEVEN in portions of Europe, but plan to expand our sales elsewhere in the future.

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

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. On November 2, 2007, The Centers for Medicare and Medicaid, or CMS, released its 2008 Alpha-Numeric HCPCS File, which included three separate codes applicable to each of the three components of our continuous glucose monitoring systems, and HCPCS codes for continuous glucose monitoring became effective on January 1, 2008. HCPCS codes are billing codes used by Medicare and private third-party payors, but do not represent a reimbursement coverage decision by CMS and, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known, when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those patients covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices. As of November 2009, seven of the largest private third-party payors, in terms of number of covered lives, have issued coverage policies for continuous glucose monitoring devices. In addition, we have negotiated contracted rates with five of those third-party payors for the purchase of our products by their members. Many of these coverage policies are restrictive in nature and require the patient to comply with documentation and other requirements to demonstrate medical necessity under the policy. In addition, patients who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist patients in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to encourage adoption of additional coverage policies with third-party payors during 2009.

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

From inception through September 30, 2009, we had generated $35.8 million of product and development grant (non-product) revenue, and we have incurred net losses in each year since our inception in May 1999 and had an accumulated deficit of $279.7 million at September 30, 2009. We expect our losses to continue as we continue our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and convertible debt. In April 2005, we completed our initial public offering in which we sold 4,700,000 shares of common stock for net proceeds of $50.5 million. In March 2006, we entered into a Loan Agreement, which was subsequently amended in January 2008. As of September 30, 2009, we had an outstanding balance of $1.7 million under the Loan Agreement. In May 2006, we completed a follow-on public offering of 2,117,375 shares of our common stock for net proceeds of $47.0 million. In March 2007, we issued an aggregate principal amount of $60.0 million of 4.75% Convertible Senior Notes due in 2027. In February 2009, we completed a follow-on public offering of 15,994,000 shares of our common stock for net proceeds of approximately $45.6 million.

Financial Operations

Revenue

From inception through September 30, 2009, we generated $26.3 million in revenue from the sale of our continuous glucose monitoring systems. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. During the first quarter of 2008, we entered into a joint development agreement with Animas and recognize development grant revenue ratably over the term of the agreement. During the fourth quarter of 2008, we entered into a collaboration agreement with Edwards and we recognize development grant revenue received pursuant to that agreement ratably over the term of the agreement. From inception through September 30, 2009, we recognized $9.5 million in development grant revenue.

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

Results of Operations

Quarter Ended September 30, 2009 Compared to September 30, 2008

Revenue, Cost of Sales and Gross Margin

Product revenues increased $2.7 million to $4.6 million for the third quarter of 2009 compared to $1.9 million for the third quarter of 2008 based primarily on increased sales volume and higher average per unit selling prices. Product cost of sales increased $1.0 million to $4.6 million for the third quarter of 2009 compared to $3.6 million for the third quarter of 2008, primarily due to increased sales volume. The product gross margin of $31,000 for the third quarter of 2009 increased $1.7 million compared to a gross deficit of $1.7 million for the same period in 2008, primarily due to increased revenue and increased manufacturing absorption.

Development grant revenues totaled $2.6 million for the third quarter of 2009 compared to $42,000 for the third quarter of 2008. Development cost of sales increased $1.5 million to $1.8 million for the third quarter of 2009 compared to $263,000 for the third quarter of 2008. The increase in both revenues and costs associated with development was primarily due to our ongoing delivery of a joint development agreement with Animas originally signed in the first quarter of 2008 and our ongoing delivery of a collaboration agreement with Edwards originally signed in the fourth quarter of 2008.

Research and Development. Research and development expense decreased $1.9 million to $3.5 million for the third quarter of 2009, compared to $5.4 million for the third quarter of 2008. The decrease in research and development expense was primarily due to the joint development and collaboration agreements entered into with Animas and Edwards in 2008, and the corresponding allocation of expenses to development cost of sales for these activities. Major elements of decreased research and development costs include $672,000 in lower salaries and payroll related costs, $340,000 in lower consulting costs, and $229,000 in fewer supplies.

Selling, General and Administrative. Selling, general and administrative expense increased $2.3 million to $8.9 million for the third quarter of 2009, compared to $6.7 million for the third quarter of 2008. The increase was primarily due to higher marketing, customer service, reimbursement and sales costs. Major elements of increased selling, general, and administrative expenses include $736,000 in higher salaries and payroll related costs, $410,000 in higher commissions, and $306,000 in higher share-based compensation.

Interest and Other Income. Interest and other income decreased $122,000 to $93,000 for the third quarter of 2009, compared to $215,000 for the third quarter of 2008. The decrease in interest income was primarily due to lower yields earned on average interest bearing cash and marketable securities balances during the third quarter of 2009 as compared to the third quarter of 2008.

Interest Expense. Interest expense increased $181,000 to $2.0 million for the third quarter of 2009, compared to $1.9 million for the same period in 2008. The increase in interest expense was primarily due to additional non-cash interest expense relating to the 4.75% convertible notes issued in March of 2007 and the adoption of authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion, which requires accretion of the debt discount to interest expense over the instrument’s expected life using the effective interest method.

Nine Months Ended September 30, 2009 Compared to September 30, 2008

Revenue, Cost of Sales and Gross Margin

Product revenues increased $5.8 million to $11.4 million for the nine months ended September 30, 2009 compared to $5.6 million for the nine months ended September 30, 2008 based primarily on increased sales volume and higher average per unit selling prices. Product cost of sales increased $2.9 million to $12.7 million for the nine months ended September 30, 2009 compared to $9.8 million for the nine months ended September 30, 2008, primarily due to increased sales volume, combined with the write down of specifically identified disposable sensors during the second quarter of 2009 which totaled approximately $474,000. The product gross margin deficit of $1.3 million for the nine months ended September 30, 2009 decreased $2.9 million compared to $4.2 million for the same period in 2008, primarily due to increased revenue and increased manufacturing absorption.

Development grant revenues totaled $7.8 million for the nine months ended September 30, 2009 compared to $122,000 for the nine months ended September 30, 2008. Development cost of sales increased $6.3 million to $6.9 million for the nine months ended September 30, 2009 compared to $643,000 for the nine months ended September 30, 2008. The increase in both revenues and costs associated with development was primarily due to our ongoing delivery of a joint development agreement with Animas originally signed in the first quarter of 2008 and our ongoing delivery of a collaboration agreement with Edwards originally signed in the fourth quarter of 2008.

Research and Development. Research and development expense decreased $4.9 million to $10.1 million for the nine months ended September 30, 2009, compared to $15.1 million for the nine months ended September 30, 2008. The decrease in research and development expense was primarily due to the joint development and collaboration agreements entered into with Animas and Edwards in 2008, and the corresponding allocation of expenses to development cost of sales for these activities. Major elements of decreased research and development costs include $2.2 million in lower salaries and payroll related costs, $721,000 in lower facilities costs, and $424,000 in fewer supplies.

Selling, General and Administrative. Selling, general and administrative expense increased $5.5 million to $25.8 million for the nine months ended September 30, 2009, compared to $20.3 million for the nine months ended September 30, 2008. The increase was primarily due to higher marketing, customer service, reimbursement and sales costs. Major elements of increased selling, general, and administrative expenses include $2.0 million in higher salaries and payroll related costs, $803,000 in higher commissions and $535,000 in higher share-based compensation.

Interest and Other Income. Interest and other income decreased $764,000 to $323,000 for the nine months ended September 30, 2009, compared to $1.1 million for the nine months ended September 30, 2008. The decrease in interest income was primarily due to lower yields earned on average interest bearing cash and marketable securities balances during the nine months ended September 30, 2009 as compared to the same period of 2008.

Interest Expense. Interest expense increased $538,000 to $5.9 million for the nine months ended September 30, 2009, compared to $5.4 million for the same period in 2008. The increase in interest expense was primarily due to additional non-cash interest expense relating to the 4.75% convertible notes issued in March of 2007 and the adoption of the authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion, which requires accretion of the debt discount to interest expense over the instrument’s expected life using the effective interest method.

Liquidity and Capital Resources

We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of September 30, 2009, we had an accumulated deficit of $279.7 million and had working capital of $25.8 million. Our cash, cash equivalents and short-term marketable securities totaled $37.7 million, excluding $2.6 million in restricted cash. We have funded our operations primarily from the sale of equity and debt securities and our bank line. As of September 30, 2009 we had a total of $1.7 million outstanding under our amended bank equipment loan that we are required to repay through July 2011, and $60.0 million outstanding in convertible notes due in 2027.

Net Cash Used in Operating Activities. Net cash used in operating activities decreased $9.8 million to $30.2 million for the nine months ended September 30, 2009, compared to $40.0 million net cash used for the same period in 2008. The decrease in cash used in operations was primarily due to $6.1 million in changes in operating assets and liabilities and by $2.4 million in lower net loss.

Net Cash Provided By Investing Activities. Net cash used in investing activities was $20.6 million for the nine months ended September 30, 2009, compared to $18.3 million provided by investing activities for the same period of 2008. The increase in cash used in investing activities was primarily due to $20.6 million increase in cash used to purchase available-for-sale marketable securities and by $17.8 million in lower proceeds from the maturities of short-term marketable securities for the nine months ended September 30, 2009 as compared to the same period in 2008. During the nine months ended September 30, 2009, we invested $2.5 million in equipment to support manufacturing improvements compared to $2.1 million during the same period in 2008.

Net Cash Provided by Financing Activities. Net cash provided by financing activities increased $41.3 million to $44.5 million for the nine months ended September 30, 2009 compared to $3.2 million for the same period of 2008. The increase was primarily due to the $45.6 million in net proceeds generated by the sale of common stock in the follow on public offering for the nine months ended September 30, 2009 compared to none in the same period of 2008, offset by a decrease of $2.7 million of net proceeds from equipment loans for the nine months ended September 30, 2009 compared to the same period of 2008.

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

Contractual Obligations

We are party to various purchase arrangements related to components used in production and research and development activities. As of September 30, 2009, we had purchase commitments with certain vendors totaling approximately $3.0 million due within one year. There are no purchase commitments due beyond one year.

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue on product sales is recognized upon shipment, which is when title and the risk of loss have been transferred to the customer and there are no other post-shipment obligations. With respect to customers who directly pay for the products, the products are generally paid for at the time of shipment using a customer’s credit card and do not include customer acceptance provisions. We recognize revenue from contracted insurance payors based on the contracted rate. For non-contracted insurance payors, we obtain a prior authorization from the payor and recognize revenue based on the estimated collectible amount and historical experience. We also receive a prescription or statement of medical necessity and, for insurance reimbursement customers, an assignment of benefits prior to shipment.

We provide a “30-day money back guarantee” program whereby customers who purchase the SEVEN durable system and a package of four disposable sensors may return the SEVEN durable system for any reason within thirty days of purchase and receive a full refund of their purchase price. This program also applies to the purchase of the SEVEN PLUS. At September 30, 2009, we maintained a reserve balance of $29,000 relating to this program. We accrue for estimated returns and/or refunds by reducing revenues and establishing a liability account at the time of shipment based on historical experience.

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

We shipped product directly to distributors’ customers and recognized $1.3 million and $3.0 million in revenue for the three and nine months ended September 30, 2009. With respect to distributors who stock inventory of the product and fulfill orders from their inventory, we shipped product to the distributors and recognized $322,000 and $659,000 in revenue from these arrangements for the three and nine months ended September 30, 2009. We monitor shipments and on-hand inventory levels to these distributors, and at September 30, 2009, these distributors had a limited amount of our product in their inventory.

During 2008, we entered into collaborative license and development arrangements with strategic partners for the development and commercialization of products utilizing our technologies. The terms of these agreements typically include multiple deliverables by us (for example, license rights, provision of research and development services, and manufacture of clinical materials) in exchange for consideration to us of some combination of non-refundable license fees, funding of research and development activities, payments based upon achievement of development milestones and royalties in the form of a designated percentage of product sales or profits. We follow the provisions of the authoritative guidance for revenue recognition in financial statements as amended by authoritative guidance for revenue recognition and guidance for accounting for revenue arrangements with multiple deliverables. With the exception of royalties, these types of consideration are classified as development grant revenue in our consolidated statements of operations when revenue recognition is appropriate.

Non-refundable license fees are recognized as revenue when we have a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and we have no further performance obligations under the license agreement. Multiple element arrangements, such as license, development and other multiple element service arrangements, are analyzed to determine how the arrangement consideration should be allocated among the separate units of accounting, or whether they must be accounted for as a single unit of accounting. We recognize deliverables as revenue upon delivery only if the deliverable has stand-alone value and the fair value of the undelivered performance obligations can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have stand-alone value or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting.

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

During the first quarter of 2008, we entered into a development agreement with Animas, as amended on January 12, 2009 and July 30, 2009, which provided us with a development grant. During the fourth quarter of 2008, we entered into a collaboration agreement with Edwards, as amended on May 5, 2009, which provided us with a development grant. We recognized $2.6 million and $7.8 million in development revenue for the three and nine months ended September 30, 2009. As of September 30, 2009, we had $8.7 million in deferred revenue relating to our development agreements.

Share-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. We utilize the Black-Scholes option-pricing model as the method of valuation for share-based awards granted. Share-based compensation expense recognized for the three and nine months ended September 30, 2009 was $2.1 million and $6.2 million, respectively, compared to $1.8 million and $5.7 million for the three and nine months ended September 30, 2008. As of September 30, 2009, there was $14.8 million of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of our operating expenses through 2013. Compensation costs will be adjusted for future changes in estimated forfeitures. Prior to January 1, 2006, we had adopted the disclosure-only provision of the authoritative guidance for accounting for stock-based compensation as discussed further in our annual report on Form 10-K. Accordingly, we had not previously recognized compensation expense, except for share-based compensation expense accounted for in accordance with authoritative guidance for accounting for stock issued to employees.

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

Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, the authoritative guidance provides detail on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of the authoritative guidance.

Recent Accounting Pronouncements

In September 2006, the FASB issued authoritative guidance which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The authoritative guidance for fair value measurements does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of the authoritative guidance by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of the authoritative guidance for fair value measurements.

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

The adoption of the authoritative guidance for fair value measurements did not have a material effect on our financial position or results of operations. The book values of cash and cash equivalents, short-term marketable securities, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

In December 2007, the FASB ratified the consensus reached for accounting for collaborative arrangements. The authoritative guidance requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, the guidance clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to the authoritative guidance for accounting for consideration given by a vendor to a customer. Effective January 1, 2009, we adopted the authoritative guidance for accounting for collaborative arrangement, which did not have a material effect on our consolidated financial statements.

In May 2008, the FASB issued authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion. The authoritative guidance requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using our nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The authoritative guidance also requires an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The effective date of the authoritative guidance is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. On January 1, 2009, we adopted the provisions of the authoritative guidance, which resulted in a reduction to the historical carrying value of the 4.75% convertible senior notes due in 2027 on our balance sheet of $26.6 million, a reduction to the carrying value of the debt issuance costs of $1.2 million, and a corresponding increase to paid in capital as of the date of issuance. Our estimated non-convertible borrowing rate of 19.5% was applied to the notes and coupon interest using a present value technique to arrive at the fair value of the liability component. The adoption of the authoritative guidance also resulted in an increase in accumulated deficit of $6.2 million and a corresponding net decrease to the carrying value of the debt discount and issuance costs as of January 1, 2009. We recorded non-cash interest expense relating to the amortization of the debt discount in the amounts of $1.2 million and $1.0 million for the three months ended September 30, 2009 and 2008, respectively, and $3.6 million and $3.0 million for the nine months ended September 30, 2009 and 2008, respectively. We recorded interest expense relating to the contractual coupon payments in the amounts of $713,000 for each of the quarters ended September 30, 2009 and 2008, respectively, and $2.1 million for the nine months ended September 30, 2009 and 2008, respectively. The impact of adoption of the authoritative guidance was an increase to loss per share of $0.02 and $0.03 for the quarters ended September 30, 2009 and 2008, respectively, and $0.08 and $0.09 for the nine months ended September 30, 2009 and 2008, respectively.

In June 2008, the FASB issued authoritative guidance which provides that we should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The effective date for the authoritative guidance for determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock is for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. On January 1, 2009, we adopted the provisions of the authoritative guidance, which did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued authoritative guidance intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The effective date for the authoritative guidance for subsequent event disclosures is for interim or annual financial periods ending after June 15, 2009. We adopted the provisions of the authoritative guidance as of June 30, 2009. We evaluated subsequent events after the balance sheet date of September 30, 2009 through November 4, 2009, the date of issuance of our consolidated financial statements. The adoption of authoritative guidance had no impact on our consolidated financial statements as we already followed a similar approach prior to the adoption of this standard.

In April 2009, the FASB issued authoritative guidance for the recognition and presentation of other-than-temporary impairments, which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This authoritative guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The effective date for the guidance is for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of the authoritative guidance as of June 30, 2009, which had no impact on our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance on the FASB accounting standards codification and the hierarchy of generally accepted accounting principles, which replaces previously issued authoritative guidance for the hierarchy of generally accepted accounting principles and establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The effective date for the guidance is for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the provisions of the authoritative guidance as of September 30, 2009, which only required a change in disclosure and did not impact our consolidated financial statements.

In October 2009, the FASB issued authoritative guidance for multiple-deliverable revenue arrangements that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This guidance also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the guidance. The guidance does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. This guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively to the beginning of the year of adoption if adopted early. We are currently evaluating the impact of this guidance on our consolidated results of operations and financial condition.

In October 2009, the FASB issued authoritative guidance for certain revenue arrangements that include software elements that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in the guidance, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the guidance, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The guidance also provides direction on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively to the beginning of the year of adoption if adopted early. However, we must elect the same transition method for this guidance as that chosen for the guidance for multiple-deliverable revenue arrangements. We are currently evaluating the impact of this standard on the consolidated results of operations and financial condition.

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

Each of the seven patents described above have one or more associated reexamination requests in various stages at the Patent Office. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and/or seeking to add new claims. With regard to the four patents originally asserted, two of the patents are in the Appeal process and two of the patents have recently been issued a Certificate of Reexamination. With regard to the two patents in the Appeal process, all of the claims for which reexamination was requested currently stand rejected and Abbott has filed an Appeal Brief in each of the cases. The first Examiner’s Answer maintained all rejections in one of the two cases. We also filed a second and a third reexamination request against each of the two patents in the Appeal process. The Patent Office denied the second requests and ordered reexamination of certain claims raised in the third requests for each of the two patents. With regard to the two patents for which a Certificate of Reexamination has been issued, we have filed subsequent reexamination requests for each of the two patents. With regard to the three patents subsequently asserted, two of the three patents are under non-final rejection and the third one is under final rejection with two of the patents including some new confirmed claims. In the finally rejected case, Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and/or seeking to add new claims.

In 2008 and 2009, Abbott copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If an interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also in 2008, Abbott filed reexamination requests seeking to invalidate two of our patents in the Patent Office. In both reexamination requests, the Patent Office ordered the reexamination and issued non-final office actions and we responded to those non-final office actions by seeking claim construction to differentiate certain claims from the prior art, seeking to amend certain claims to overcome the prior art, and canceling certain claims. In one of the proceedings, Abbott recently appealed the Examiner’s decision to confirm the patentability of our original and amended claims. In the other proceeding, we have filed an Amendment to allow the claims the Examiner has indicated are patentable to stand on their own, to address the Examiner’s rejections of other claims based on form, to seek clarification of the basis for the Examiner’s rejections of certain claims based on the prior art and to ask reconsideration of the rejections.

ITEM 1A.	RISK FACTORS

Factors that May Affect our Financial Condition and Results of Operations

We have a limited operating history and our products may never achieve market acceptance.

We are a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for ambulatory use by people with diabetes and for use by healthcare providers in the hospital for the treatment of both diabetic and non-diabetic patients. On March 24, 2006, we received approval from the FDA for our first product, the STS, designed for up to three days of continuous use. On May 31, 2007, we received approval from the FDA for our second generation continuous glucose monitoring system, the SEVEN, designed for up to seven days of continuous use, and we began commercializing this product in the third quarter of 2007. As part of our commercialization of the SEVEN, we discontinued sales of our STS three day durable system in the second quarter of 2007 and discontinued the sale of our three day sensors during the second quarter of 2008. On

February 13, 2009, we received approval from the FDA for our third generation continuous glucose monitoring system, the SEVEN PLUS, also approved for up to seven days of continuous use, and we began commercializing this product in the first quarter of 2009. There are various differences between the SEVEN and the SEVEN PLUS. As compared to the SEVEN, the SEVEN PLUS incorporates additional user interface and algorithm enhancements that are intended to make its glucose monitoring function more accurate and customizable. Our approvals allow for the use of our continuous glucose monitoring systems by adults with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments. Our approved products must be prescribed by a physician and include a disposable sensor, a transmitter and a small handheld receiver. Our approved products are indicated for use as adjunctive devices to complement, not replace, information obtained from standard home blood glucose monitoring devices and must be calibrated periodically using a standard home blood glucose monitor. The sensor is inserted by the patient and is intended to be used continuously for up to seven days after which it is removed by the patient and may be replaced by a new sensor. Our transmitter and receiver are reusable. On November 26, 2008, we received CE Mark (Conformité Européene) approval for the SEVEN, enabling commercialization of the SEVEN system in the European Union and the countries in Asia and Latin America that recognize the CE Mark and on September 30, 2009, we received CE Mark approval for the SEVEN PLUS. We expect to commercialize our products on a limited basis in the European Union in 2009. From inception to 2006, we devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. Since 2006, we have devoted considerable resources to the commercialization of our ambulatory continuous glucose monitoring systems, including the SEVEN and SEVEN PLUS, as well as the continued research and clinical development of our technology platform. On October 30, 2009, we received CE Mark approval for the first generation in-hospital continuous glucose monitoring system that we developed in collaboration with Edwards, but we have yet to seek approval from the FDA for the in-hospital continuous glucose monitoring system.

We expect that sales of our SEVEN and our SEVEN PLUS, which both consist of a handheld receiver, reusable transmitter and disposable sensor, will account for substantially all of our product revenue for the foreseeable future. From inception through September 30, 2009, revenues from sales of our products total approximately $26.3 million. We have limited experience in selling our products and we might be unable to successfully commercialize our products on a wide scale for a number of reasons, including:

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

We have incurred net losses in each year since our inception in May 1999, including a net loss of $42.0 million for the nine months ended September 30, 2009. As of September 30, 2009, we had an accumulated deficit of $279.7 million. We have financed our operations primarily through private placements of our equity and debt securities and our public offerings, and have devoted a substantial portion of our resources to research and development relating to our continuous glucose monitoring systems, including our in-hospital product development, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of the SEVEN and SEVEN PLUS. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public companies. As a result, we expect to continue to incur significant operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and may adversely affect our ability to pay interest on, and principal of, the convertible senior notes.

Current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on worldwide economic conditions, which have deteriorated significantly in the United States and other countries, and may remain depressed for the foreseeable future. These conditions may make it difficult for our customers and potential customers to afford our products, and could cause our customers to stop using our products or to use them less frequently. If that were to occur, we would experience a decrease in revenue and our performance would be negatively impacted.

We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect our financial condition and operating results.

Healthcare reforms, changes in healthcare policies and changes to third-party reimbursements for our products may affect demand for our products.

The U. S. government has in the past considered, is currently considering and may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect reimbursement for healthcare products such as the SEVEN PLUS. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness and costs of different treatment technologies and modalities; imposing price controls and taxes on medical device providers; and other measures. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for our current and future products. These include changes that may reduce reimbursement rates for our products and changes that may be proposed or implemented by the current U.S. Presidential administration or Congress. It is unclear which, if any, of the various U.S. healthcare reform policies currently being discussed and/or proposed might be enacted by the U.S. Congress and signed into law by the President.

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

Additionally, to aid our efforts to obtain timely and comprehensive reimbursement of our products for our customers, we must continue to improve our customer service processes and scale our information technology systems.

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

We have entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. To the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States or Europe, our product margins could be lower than if we directly marketed and sold our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and patients in Europe will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable.

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

Although many third party payors have adopted some form of coverage policy on continuous glucose monitoring devices, our products do not yet have broad contractual coverage with third party payors and we frequently experience administrative difficulty in obtaining reimbursement for our customers. If we are unable to obtain adequate reimbursement at acceptable prices for our products or any future products from third party payors, we will be unable to generate significant revenue.

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. To date, our products are not reimbursed by virtue of a national coverage decision by Medicare. On November 2, 2007, the Centers for Medicare and Medicaid, or CMS, released its 2008 Alpha-Numeric HCPCS File which included three separate codes applicable to each of the three components of our continuous glucose monitoring system and HCPCS codes for continuous glucose monitoring became effective on January 1, 2008. HCPCS codes are billing codes used by Medicare and private third-party payors, but do not represent a reimbursement coverage decision by CMS and, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those patients covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices. As of November 2009, seven of the largest third party payors, in terms of numbers of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with five of those third party payors for the purchase of our products by their members. However, patients without insurance that covers our products will have to bear the financial cost of them. In the United States, patients using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will be substantially dependent on whether third-party reimbursement is widely available for patients that use them. While many third party payors have adopted some form of coverage policy on continuous glucose monitoring devices, those coverage policies frequently require significant medical documentation in order for patients to obtain reimbursement, and as a result, we have experienced difficulty in improving the efficiency of our customer service group. In addition, Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain additional reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. The continuing efforts of government and third-party payors to contain or reduce the costs of healthcare may limit our revenue. Our initial dependence on the commercial success of the SEVEN and SEVEN PLUS makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the SEVEN and SEVEN PLUS, patients may not use our products.

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

We rely on Flextronics International, Ltd. to manufacture and supply circuit boards for our receiver; we rely on AMI Semiconductor, Inc. to manufacture and supply the application specific integrated circuit, or ASIC, that is incorporated into the transmitter; we rely on DSM PTG, Inc. to manufacture certain polymers used to synthesize our polymeric biointerface membranes for our products; and we rely on The Tech Group to supply our injection molded components. Each of these suppliers is a sole-source supplier. In some cases, our agreements with these and our other suppliers can be terminated by either party upon short notice. Our contract manufacturers also rely on sole-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

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

Each of the seven patents described above have one or more associated reexamination requests in various stages at the Patent Office. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and/or seeking to add new claims. With regard to the four patents originally asserted, two of the patents are in the Appeal process and two of the patents have recently been issued a Certificate of Reexamination. With regard to the two patents in the Appeal process, all of the claims for which reexamination was requested currently stand rejected and Abbott has filed an Appeal Brief in each of the cases. The first Examiner’s Answer maintained all rejections in one of the two cases. We also filed a second and a third reexamination request against each of the two patents in the Appeal process. The Patent Office denied the second requests and ordered reexamination of certain claims raised in the third requests for each of the two patents. With regard to the two patents for which a Certificate of Reexamination has been issued, we have filed subsequent reexamination requests for each of the two patents. With regard to the three patents subsequently asserted, two of the three patents are under non-final rejection and the third one is under final rejection with two of the patents including some new confirmed claims. In the finally rejected case, Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and/or seeking to add new claims.

In 2008 and 2009, Abbott copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If an interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also in 2008, Abbott filed reexamination requests seeking to invalidate two of our patents in the Patent Office. In both reexamination requests, the Patent Office ordered the reexamination and issued non-final office actions and we responded to those non-final office actions by seeking claim construction to differentiate certain claims from the prior art, seeking to amend certain claims to overcome the prior art, and canceling certain claims. In one of the proceedings, Abbott recently appealed the Examiner’s decision to confirm the patentability of our original and amended claims. In the other proceeding, we have filed an Amendment to allow the claims the Examiner has indicated are patentable to stand on their own, to address the Examiner’s rejections of other claims based on form, to seek clarification of the basis for the Examiner’s rejections of certain claims based on the prior art and to ask reconsideration of the rejections.

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

Even if approved by the FDA, our in-hospital blood glucose monitoring system, or any other continuous glucose monitoring system under development may not be approved for the indications that are necessary or desirable for successful commercialization. We may not obtain the necessary regulatory approvals to market these continuous glucose monitoring systems in the United States. Any delay in, or failure to receive or maintain, approval for our continuous glucose monitoring systems under development could prevent us from generating revenue from these products or achieving profitability.

We may be unable to continue the commercialization of our SEVEN or SEVEN PLUS or the development and commercialization of our other continuous glucose monitoring systems, including the in-hospital continuous blood glucose monitoring system, without additional funding.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including further development of our direct sales force and expansion of our manufacturing capacity, and on research and development, including conducting clinical trials for our in-hospital continuous blood glucose monitoring system as well as our next generation continuous glucose monitoring systems. For the nine months ended September 30, 2009, our net cash used in operating activities was $30.2 million, compared to $40.0 million for the same period in 2008, and as of September 30, 2009, we had working capital of $25.8 million, including $40.4 million in cash, cash equivalents and short-term marketable securities, which includes $2.6 million in restricted cash. We expect that our cash used by operations will increase significantly in each of the next several years, and, although we recently completed a follow-on public offering of 15,994,000 shares of our common stock for net proceeds to the company of approximately $45.6 million, we may need additional funds to continue the commercialization of our products and for the development and commercialization of other continuous glucose monitoring systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

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

Valuation of share-based payments, which we are required to perform for purposes of recording compensation expense under authoritative guidance for share-based payment, involves significant assumptions that are subject to change and difficult to predict.

On January 1, 2006, we adopted authoritative guidance for share-based payment, which requires that we record compensation expense in the statement of income for share-based payments, such as employee stock options, using the fair value method. The requirements of the authoritative guidance for share-based payment have and will continue to have a material effect on our future financial results reported under GAAP and make it difficult for us to accurately predict the impact our future financial results.

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

The authoritative guidance for share-based payment could also adversely impact our ability to provide accurate guidance on our future financial results as assumptions that are used to estimate the fair value of share-based payments are based on estimates and judgments that may differ from period to period. We may also be unable to accurately predict the amount and timing of the recognition of tax benefits associated with share- based payments as they are highly dependent on the exercise behavior of our employees and the price of our stock relative to the exercise price of each outstanding stock option.

For those reasons, among others, the authoritative guidance for share-based payment may create variability and uncertainty in the share-based compensation expense we will record in future periods, which could adversely impact our stock price and increase our expected stock price volatility as compared to prior periods.

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

In May 2008, the FASB issued authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion. The authoritative guidance requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using our nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The authoritative guidance also requires an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The effective date of the authoritative guidance is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. On January 1, 2009, we adopted the provisions of the authoritative guidance, which resulted in a reduction to the historical carrying value of the 4.75% convertible senior notes due in 2027 on our balance sheet of $26.6 million, a reduction to the carrying value of the debt issuance costs of $1.2 million, and a corresponding increase to paid in capital as of the date of issuance. Our estimated non-convertible borrowing rate of 19.5% was applied to the notes and coupon interest using a present value technique to arrive at the fair value of the liability component. The adoption of the authoritative guidance also resulted in an increase in accumulated deficit of $6.2 million and a corresponding net decrease to the carrying value of the debt discount and issuance costs as of January 1, 2009. We recorded non-cash interest expense relating to the amortization of the debt discount in the amounts of $1.2 million and $1.0 million for the three months ended September 30, 2009 and 2008, respectively, and $3.6 million and $3.0 million for the nine months ended September 30, 2009 and 2008, respectively. We recorded interest expense relating to the contractual coupon payments in the amounts of $713,000 for each of the quarters ended September 30, 2009 and 2008, respectively, and $2.1 million for the nine months ended September 30, 2009 and 2008, respectively. The impact of adoption of the authoritative guidance was an increase to loss per share of $0.02 and $0.03 for the quarters ended September 30, 2009 and 2008, respectively, and $0.08 and $0.09 for the nine months ended September 30, 2009 and 2008, respectively.

Our loan and security agreement contains restrictions that may limit our operating flexibility.

In March 2006, we entered into our Loan Agreement that provided for a loan to finance various equipment and leasehold improvement expenses. In January 2008, we amended our Loan Agreement to enable us to draw an additional $3.0 million. We are required to repay this additional amount at intervals through July 2011. As of September 30, 2009, we had a total outstanding loan balance under the Loan Agreement of $1.7 million. The Loan Agreement requires us to maintain a minimum cash balance with Square 1 Bank, and also imposes certain limitations on us, including limitations on our ability to:

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

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as a part of this report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
10.24	Letter of Amendment of the Amended and Restated Joint Development Agreement, between Animas Corporation and DexCom, Inc., dated July 30, 2009.*					X

10.25	Amendment No. 1 to the Commercialization Agreements, between Animas Corporation and DexCom, Inc., dated July 30, 2009.*					X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

*	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and are filed separately with the Securities and Exchange Commission.
**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that DexCom specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXCOM, INC.
(Registrant)

Dated: November 4, 2009	By:	/s/ Terrance H. Gregg
Terrance H. Gregg,
President and Chief Executive Officer

Dated: November 4, 2009	By:	/s/ Jess Roper
Jess Roper,
Chief Financial Officer