Form 10-Q
period 2010-03-31
DEXCOM INC
filed 2010-05-05
CIK 1093557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes  ☐    No   ☒

As of April 29, 2010, 57,438,342 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

DexCom, Inc.

Consolidated Balance Sheets

(In thousands—except par value data)

(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$10,700	$3,577
Short-term marketable securities, available-for-sale	39,221	24,439
Accounts receivable, net	3,801	3,490
Inventory, net	3,851	2,641
Prepaid and other current assets	1,436	2,773

Total current assets	59,009	36,920
Property and equipment, net	6,880	6,422
Restricted cash	2,189	2,414
Other assets	236	1,192

Total assets	$68,314	$46,948

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$5,112	$5,745
Accrued payroll and related expenses	4,048	4,406
Current portion of long-term debt	900	900
Current portion of deferred revenue	5,768	7,745

Total current liabilities	15,828	18,796
Other liabilities	791	840
Long-term debt, net of current portion	4,968	45,757

Total liabilities	21,587	65,393
Commitments and contingencies (Note 4)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	—	—
Common stock, $0.001 par value, 100,000 authorized; 57,717 and 57,436 issued and outstanding, respectively, at March 31, 2010; and 46,324 and 46,045 shares issued and outstanding, respectively, at December 31, 2009	58	46
Additional paid-in capital	358,190	272,730
Accumulated other comprehensive loss	(40)	(13)
Accumulated deficit	(311,481)	(291,208)

Total stockholders’ equity (deficit)	46,727	(18,445)

Total liabilities and stockholders’ equity (deficit)	$68,314	$46,948

See accompanying notes

DexCom Inc.

Consolidated Statements of Operations

(In thousands—except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Product revenue	$6,764	$2,672
Development grant and other revenue	2,781	2,540

Total revenue	9,545	5,212
Product cost of sales	5,140	3,522
Development and other cost of sales	946	1,953

Total cost of sales	6,086	5,475

Gross margin (deficit)	3,459	(263)
Operating expenses
Research and development	4,739	3,171
Selling, general and administrative	9,794	7,903

Total operating expenses	14,533	11,074
Operating loss	(11,074)	(11,337)
Interest income	30	123
Interest expense	(1,299)	(1,928)
Loss on debt extinguishment upon conversion of convertible debt	(7,930)	—

Net loss	$(20,273)	$(13,142)

Basic and diluted net loss per share	$(0.40)	$(0.33)

Shares used to compute basic and diluted net loss per share	51,291	39,569

See accompanying notes

DexCom, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net loss	$(20,273)	$(13,142)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	500	652
Share-based compensation	2,275	2,041
Non-cash restructuring benefit	—	(362)
Accretion and amortization related to investments, net	154	191
Accretion related to convertible debt discount	919	1,135
Loss on debt extinguishment upon conversion of convertible debt	7,930	—
Amortization of debt issuance costs	6	52
Changes in operating assets and liabilities:
Accounts receivable	(311)	(227)
Inventory	(1,210)	81
Prepaid and other assets	2,395	402
Restricted cash	225	568
Accounts payable and accrued liabilities	(663)	(463)
Accrued payroll and related expenses	(358)	72
Deferred revenue	(1,977)	(399)
Deferred rent and other liabilities	(49)	27

Net cash used in operating activities	(10,437)	(9,372)
Investing activities
Purchase of available-for-sale marketable securities	(32,265)	(45,361)
Proceeds from the maturity of available-for-sale marketable securities	17,202	7,000
Purchase of property and equipment	(958)	(950)

Net cash used in investing activities	(16,021)	(39,311)
Financing activities
Net proceeds from issuance of common stock	33,814	45,810
Repayment of equipment loan	(225)	(568)

Net cash provided by financing activities	33,589	45,242

Effect of exchange rate changes on cash and cash equivalents	(8)	17

Increase (decrease) in cash and cash equivalents	7,123	(3,424)
Cash and cash equivalents, beginning of period	3,577	12,700

Cash and cash equivalents, ending of period	$10,700	$9,276

Non-cash investing and financing transactions:
Conversion of convertible notes to common stock	$41,483	$—

See accompanying notes

DexCom, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization and Business

DexCom, Inc. is a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for ambulatory use by people with diabetes and by healthcare providers in the hospital for the treatment of both diabetic and non-diabetic patients. Unless the context requires otherwise, the terms “we,” “us,” “our,” the “company,” or “DexCom” refer to DexCom, Inc. and its subsidiary. We received approval from the FDA and commercialized our first product in 2006. In 2007, we received approval and began commercializing our second generation system, the SEVEN®, and on February 13, 2009, we received approval for our third generation system, the SEVEN PLUS, which is designed for up to seven days of continuous use, and we began commercializing this product in the first quarter of 2009. There are various differences between the SEVEN and the SEVEN PLUS. As compared to the SEVEN, the SEVEN PLUS incorporates additional user interface and algorithm enhancements that are intended to make its glucose monitoring function more accurate and customizable. On November 26, 2008, we received CE Mark (Conformité Européene) approval for the SEVEN, enabling commercialization of the SEVEN system in the European Union and the countries in Asia and Latin America that recognize the CE Mark, and on September 30, 2009, we received CE Mark approval for the SEVEN PLUS. We initiated a limited commercial launch in the European Union in 2008 and 2009. To address the in-hospital patient population, we entered into an exclusive agreement with Edwards Lifesciences LLC, or Edwards, to develop jointly and market a specific product platform for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for the critical care market. On October 30, 2009, we received CE Mark approval for our blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital, but have yet to seek approval for this system from the FDA. In partnership with Edwards, we initiated a limited launch of the blood-based, in-vivo automated glucose monitoring system, which we have branded as the GlucoClear®, in Europe in 2009.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation (except for the changes in estimates described below), have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2009 included in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission on March 9, 2010.

The unaudited consolidated financial statements include the accounts of the Company and our wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include excess or obsolete inventories, warranty accruals, employee bonus, clinical study expenses, trade show expenses, allowances for returned product, allowance for bad debt, valuation of the liability component of our convertible notes, and share-based compensation expense. Excess and obsolete inventories are estimated by identifying the amount of on hand and on order materials compared to expected future sales, taking into account clinical trial and development usage along with new product introductions. Employee bonus estimates are based, in part, on the 2010 bonus plan’s authorized target bonus amounts of up to 80%, 50%, 45%, 40%, 30% and 25% of base salary for our Chief Executive Officer, Chief Administrative Officer, our Senior Vice President of Operations, our Senior Vice President of Clinical and Regulatory Affairs and Quality Assurance, our Vice Presidents and the remainder of our non-sales management employees, respectively, to be awarded from the bonus pool based on the weighted average achievement of certain objectives. For our CEO, the amount of any bonus awarded under the 2010 Plan will be predicated on achieving targeted revenue goals and targeted operating expense goals. With respect to the CEO, generally speaking, 75% of any bonus paid under the 2010 Plan is based on achieving certain annual revenue goals and 25% is based on achieving certain operating expense goals. For the remainder of our eligible employees, the amount of any bonus awarded under the 2010 Plan will be predicated on achieving targeted revenue goals, targeted operating expense goals, and performance milestones. Generally speaking, 60% of any bonus paid under the 2010 Plan is based on achieving certain annual revenue goals, 20% is based on achieving targeted operating expense goals and 20% is based on achieving certain performance milestones. Clinical trial expenses are accrued based on estimates of progress under related contracts and include initial set up costs as well as ongoing monitoring over multiple sites in the U.S. and abroad. An allowance for refunds for returned products is determined by analyzing the timing and amounts of past refund activity.

Share-Based Compensation

We recorded $2.3 million and $2.0 million in share-based compensation expense during the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, unrecognized estimated compensation costs related to non-vested stock options, restricted stock and restricted stock units totaled $19.7 million and is expected to be recognized through 2014. We utilize the Black-Scholes option-pricing model as the method of valuation for share-based awards granted.

Revenue Recognition

We sell our durable systems and disposable units through a direct sales force in the United States and through distribution arrangements in the United States, in portions of Europe, and Israel. Components are individually priced and can be purchased separately or together. We receive payment directly from patients who use our products, as well as from distributors and third party payors. The SEVEN PLUS durable system includes a reusable transmitter, a receiver, a power cord, data management software and a USB cable. Disposable sensors for use with the durable system are sold separately in packages of four. The initial SEVEN PLUS durable system price is not dependent upon the purchase of any amount of disposable sensors. We discontinued sales of our SEVEN durable system in the United States in the first quarter of 2009, although we continue to sell disposable sensors for use with both the SEVEN and SEVEN PLUS durable systems.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue on product sales is recognized upon shipment, which is when title and the risk of loss have been transferred to the customer and there are no other post shipment obligations. With respect to customers who directly pay for products, the products are generally paid for at the time of shipment using a customer’s credit card and do not include customer acceptance provisions. We recognize revenue from contracted insurance payors based on the contracted rate. For non-contracted insurance payors, we obtain prior authorization from the payor and recognize revenue based on the agreed upon price, estimated collectible amount and historical experience. We also receive a prescription or statement of medical necessity and, for insurance reimbursement customers, an assignment of benefits prior to shipment.

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

We shipped product directly to certain distributors’ customers and recognized $2.0 million in revenue, which represents 21% of our revenues for the three months ended March 31, 2010. With respect to other distributors which stock inventory of our product and fulfill orders from their inventory, we shipped product to these distributors and recognized $836,000 in revenue from these arrangements for the three months ended March 31, 2010. We monitor shipments to, and on-hand inventory levels of, these distributors, and at March 31, 2010 these distributors had limited amounts of our product in their inventory.

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

Non-refundable license fees are recognized as revenue when we have a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and we have no further performance obligations under the license agreement. Multiple element arrangements, such as license, development or other multiple element service arrangements are analyzed to determine how the arrangement consideration should be allocated among the separate units of accounting, or whether they must be accounted for as a single unit of accounting.

For transactions containing multiple element arrangements entered into or materially modified during 2010, we consider deliverables as separate units of accounting and recognize deliverables as revenue upon delivery only if (i) the deliverable has stand-alone value and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery of the undelivered item(s) is probable and substantially controlled by us. We allocate consideration to the separate units of accounting using the relative selling price method, in which allocation of consideration is based on vendor-specific objective evidence (“VSOE”) if available, third party evidence (“TPE”), or if VSOE or TPE is not available, management’s best estimate of a stand alone selling price for elements. See Recent Accounting Pronouncements in Note 1 of the notes to the consolidated financial statements for additional information related to our adoption of authoritative guidance for revenue recognition for multiple-deliverable revenue arrangements.

For transactions containing multiple element arrangements entered into prior to 2010, we considered deliverables as separate units of accounting and recognized deliverables as revenue upon delivery only if (i) the deliverable had stand-alone value, (ii) if the arrangement included a general right of return relative to the delivered item(s), delivery of the undelivered item(s) was probable and substantially controlled by us, and (iii) the fair value of the undelivered performance obligations could be determined. In those instances when objective and reliable evidence of fair value existed for the undelivered items but not for the delivered items, the residual method was used to allocate the arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered items equaled the total arrangement consideration less the aggregate fair value of the undelivered items. If we were unable to establish stand-alone value for delivered items or when fair value of undelivered items had not been established, revenue was deferred until all elements were delivered and services had been performed, or until fair value could objectively be determined for any remaining undelivered elements.

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

Under the collaboration agreement with Edwards, which provided us with a development grant, we recognized $2.6 million in development grant and other revenue, which represents 27% of our total revenues for the three months ended March 31, 2010.

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

Comprehensive Loss

We report all components of comprehensive income (loss), including net income (loss), in the consolidated financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments and foreign currency translation adjustments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). Our comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(20,273)	$(13,142)
Unrealized loss on short-term available-for-sale marketable securities	(19)	(54)
Foreign currency translation gain (loss)	(8)	17

Comprehensive loss	$(20,300)	$(13,179)

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

Income Taxes

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

Utilization of net operating losses and credit carryforwards are subject to an annual limitation due to ownership change limitations provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. An ownership change limitation occurred as a result of the stock offering completed in February 2009. The limitation will likely result in approximately $2.1 million of U.S. income tax credits and approximately $9.2 million of state net operating loss carryforwards that will expire unused. The related deferred tax assets have been removed from the components of our deferred tax assets. The tax benefits related to the remaining federal and state net operating losses and tax credit carryforwards may be further limited or lost if future cumulative changes in ownership exceed 50% within any three-year period.

Fair Value Measurements

The fair value hierarchy described by the authoritative guidance for fair value measurements is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value and include the following:

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

The following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$3,538	—	—	$3,538
Marketable securities, available for sale	$39,221	—	—	$39,221
Restricted cash	$2,189	—	—	$2,189

We have maintained only Level 1 financial assets during the three months ended March 31, 2010.

The book values of cash and cash equivalents, short-term marketable securities, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

Convertible Debt Instruments

In May 2008, the FASB issued authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion. The authoritative guidance requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using our nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The authoritative guidance also requires an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The effective date of the authoritative guidance is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. On January 1, 2009, we adopted the provisions of the authoritative guidance which resulted in a reduction to the historical carrying value of the 4.75% convertible senior notes (the “Notes”) due in 2027 on our balance sheet of $26.6 million, a reduction to the carrying value of the debt issuance costs of $1.2 million, and a corresponding increase to paid in capital as of the date of issuance. Our estimated non-convertible borrowing rate of 19.5% was applied to the notes and coupon interest using a present value technique to arrive at the fair value of the liability component. The adoption of the authoritative guidance also resulted in an increase in accumulated deficit of $6.2 million and a corresponding net decrease to the carrying value of the debt discount and issuance costs as of January 1, 2009. The carrying amount of the equity component was $1.6 million and $26.6 million at March 31, 2010 and December 31, 2009, respectively. We recorded non-cash interest expense relating to the amortization of the debt discount in the amounts of $919,000 and $1.1 million for the three months ended March 31, 2010 and 2009, respectively. We recorded interest expense relating to the contractual coupon payments in the amounts of $535,000 and $713,000 for the three months ended March 31, 2010 and 2009, respectively.

We account for the conversion of our Notes in accordance with the authoritative guidance, in which a gain (loss) on the extinguishment of debt upon conversion is calculated as the difference between the carrying value and the fair value of the Notes on the conversion date. Determining the fair value of the liability component requires the use of accounting estimates and assumptions which are judgmental in nature and could have a significant impact on the valuation.

The following table sets forth our net carrying amount of the 4.75% Notes, which is included in long-term debt in the consolidated balance sheets (in thousands):

	March 31, 2010	December 31, 2009
Principal of convertible notes	$6,000	$60,000
Unamortized debt discount	(1,332)	(14,768)

Net carrying amount of convertible notes	$4,668	$45,232

The remaining unamortized debt discount will be amortized over the expected life of the Notes, which was determined to be the date of the first put option on March 15, 2012.

Recent Accounting Guidance

In October 2009, the FASB issued authoritative guidance for multiple-deliverable revenue arrangements that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This guidance also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the guidance. The guidance does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. This guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We adopted the provisions of the authoritative guidance as of March 31, 2010 on a prospective basis. Prospective application required us to apply the guidance to new arrangements entered into or arrangements materially modified since the beginning of 2010. The prospective application had no impact on our consolidated financial statements for the interim period ended March 31, 2010. There would not have been a material difference in amounts recognized for development grant and other revenue for 2009 if the multiple element arrangements entered into or materially modified during 2009 were subject to the measurement requirements of the amendments of this guidance.

In October 2009, the FASB issued authoritative guidance for certain revenue arrangements that include software elements that reduce the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in the guidance, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the guidance, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The guidance also provides direction on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We must elect the same transition method for this guidance as that chosen for the guidance for multiple-deliverable revenue arrangements. We adopted the provisions of the authoritative guidance as of March 31, 2010 on a prospective basis. The prospective application had no impact on our consolidated financial statements for the interim period ended March 31, 2010.

2. Net Loss Per Common Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, options, unvested restricted stock and restricted stock units, and the conversion of convertible senior notes are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in thousands):

	Three Months Ended March 31,
	2010	2009
Options outstanding to purchase common stock	8,560	7,137
Restricted stock and restricted stock units	437	59
Convertible senior notes	769	7,692

Total	9,766	14,888

3. Financial Statement Details (in thousands)

Short Term Marketable Securities, Available for Sale

Short term investment securities, consisting solely of debt securities with contractual maturities of less than one year were as follows (in thousands):

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$33,831	$1	$(18)	$33,814
Commercial paper	2,998	—	—	2,998
Corporate debt	2,414	—	(5)	2,409

Total	$39,243	$1	$(23)	$39,221

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$16,198	$7	$(10)	$16,195
Commercial paper	8,244	1	(1)	8,244

Total	$24,442	$8	$(11)	$24,439

Inventory

	March 31, 2010	December 31, 2009
Raw materials	$1,778	$1,613
Work-in-process	271	398
Finished goods	1,802	630

Total	$3,851	$2,641

Accounts Payable and Accrued Liabilities

	March 31, 2010	December 31, 2009
Accounts payable trade	$2,173	$2,600
Accrued tax, audit, and legal fees	811	761
Clinical trials	189	238
Accrued interest on convertible debt	12	831
Accrued other including warranty	1,927	1,315

Total	$5,112	$5,745

Accrued Warranty

	Three Months Ended March 31,
	2010	2009
Beginning balance	$129	$71
Charges to costs and expenses	803	119
Costs incurred	(528)	(143)

Ending balance	$404	$47

4. Commitments and Contingencies

Convertible Senior Notes

In March 2007, we issued $60 million aggregate principal amount of Convertible Senior Notes (the “Notes”) due 2027 in a private offering. The Notes are convertible into shares of common stock based on an initial conversion rate of 128.2051 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $7.80 per share.

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

For the three months ended March 31, 2010, we completed exchanges with prior holders of our issued and outstanding Notes, under which we issued an aggregate of approximately 7.2 million shares of our common stock, par value $0.001 per share, in exchange for $54.0 million in aggregate principal amount of the Notes previously held by the exchanging holders. We incurred a loss on the extinguishment of the Notes in the amount of $7.9 million for the three months ended March 31, 2010, which includes the difference between the carrying value and the fair value of the Notes on the conversion date, other consideration given to note holders to induce early conversion and transaction costs incurred with third parties, other than the investors, to settle the conversion of the Notes.

Call Spread Option

In March 2007, we entered into hedge transactions to minimize the potential dilution of our common stock upon conversion of the Notes if our stock price exceeded $7.80 per share through March 2009. We had the right to purchase a number of shares of common stock equal to the number of shares underlying the $60 million principal amount of the Notes, at a strike price equal to the conversion price of the Notes, or $7.80 per share. The call spread options were structured in four tranches with one tranche expiring in each six-month interval for two years from the date of March 6, 2007. Each of the four options capped the potential benefit to us at market prices ranging from $9.00 for the option which expired in September 2007 to $18.50 for the option which expired in March 2009. The call spread options were separate transactions entered into by us and were not part of the terms of the Notes. Each of the call spread options have expired.

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

Line of Credit

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

At March 31, 2010, we had total borrowings of $1.2 million under the Loan Agreement pursuant to the Facility A Equipment Line and Facility B Equipment Line and none was available for future borrowings. The loan bears an interest rate equal to the lender’s prime rate plus 0.25% and at March 31, 2010, the interest rate was 3.5%. Beginning April 2008, terms of the Facility B Equipment Line began to require monthly amortized payments through the maturity date of July 2011. Under the amended Loan Agreement, we continue to grant a security interest in substantially all of our personal property as collateral for the loan and are required to maintain cash balances equal to total outstanding loan balances with the lender.

Lease

In January 2007, we entered into a sublease agreement to sublet an existing facility near our corporate headquarters to a third party. Under the terms of the agreement, we sublet approximately 7,000 square feet of facilities space at terms and conditions, including real estate taxes and operating costs, which mirror the original lease agreement. We retain obligations per the original lease. Rental obligations, excluding real estate taxes and operating costs, owed by us, but subject to reimbursement by the subtenant in accordance with the terms of the sublease agreement, as of March 31, 2010, were as follows (in thousands):

Fiscal Year Ending
Remainder of 2010	86
2011	48

Total	$134

Total rent expense for the three months ended March 31, 2010 was $440,000.

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

Each of the seven patents described above have one or more associated reexamination requests in various stages at the Patent Office. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and/or seeking to add new claims. With regard to the four patents originally asserted, two of the patents are in the Appeal process and two of the patents have been issued a Certificate of Reexamination. With regard to the two patents in the Appeal process, all of the claims for which reexamination was requested currently stand rejected and Abbott has filed an Appeal Brief in each of the cases. Each of the two Examiner’s Answers maintained all rejections. Abbott filed Reply briefs in both cases. We also filed a second and a third reexamination request against each of the two patents in the Appeal process. The Patent Office denied the second requests and ordered reexamination of certain claims raised in the third requests for each of the two patents. With regard to the two patents for which a Certificate of Reexamination has been issued, subsequent reexamination requests have been filed and the determination has been issued ordering reexamination for each of the two patents. With regard to the three patents subsequently asserted, the first patent has recently been issued a Certificate of Reexamination, the second patent has been issued a Notice of Intent to Issue a Reexamination Certificate and the third one is under non-final rejection. Subsequent reexamination requests have been granted for the first two patents. In the non-finally rejected case, Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and/or seeking to add new claims.

In 2008 and 2009, Abbott copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If an interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also in 2008, Abbott filed reexamination requests seeking to invalidate two of our patents in the Patent Office. In both reexamination requests, the Patent Office ordered the reexamination and issued non-final office actions and we responded to those non-final office actions by seeking claim construction to differentiate certain claims from the prior art, seeking to amend certain claims to overcome the prior art, and canceling certain claims. In each of the proceedings, Abbott has appealed the Examiner’s decision to confirm the patentability of our original or amended claims. In both proceedings we have appealed the rejection of certain claims.

Although it is our position that Abbotts’s assertions of infringement have no merit, and that the potential interference and reexamination requests have no merit, neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation, potential interference or reexamination requests can be assessed.

From time to time, we are subject to various claims and suits arising out of the ordinary course of business, including commercial and employment related matters. We do not expect that the resolution of these matters would have a material adverse effect on our consolidated financial position.

Purchase Commitments

We are party to various purchase arrangements related to our development activities including materials used in our glucose monitoring systems. As of March 31, 2010, we had purchase commitments with vendors totaling $4.7 million due within one year. There are no purchase commitments due beyond one year.

5. Development Agreements

Insulet Corporation

On January 7, 2008, we entered into a development agreement with Insulet Corporation (“Insulet”) to integrate our continuous glucose monitoring technology into Insulet’s wireless, handheld OmniPod System Personal Diabetes Manager. The agreement is non-exclusive and does not impact either party’s existing third party development agreements.

Animas Corporation

On January 10, 2008, as amended on January 12, 2009 and July 30, 2009 (“the Animas Amendments”), we entered into a joint development agreement with Animas Corporation (“Animas”) to integrate our continuous glucose monitoring technology into Animas insulin pumps. Under the terms of the amended agreement, Animas will contribute up to $1.1 million to DexCom to offset certain development, clinical and regulatory expenses. The agreement is non-exclusive in the United States, but exclusive outside the United States and does not impact either party’s existing third party development agreements. In January of 2008 we received $500,000. In January of 2009 we received $250,000. We recorded $70,000 in development grant and other revenue in each of the three months ended March 31, 2010 and 2009. Pursuant to the Animas Amendments, we will collaborate with Animas to develop a modified version of our transmitter to support a single, global CGM-enabled insulin pump launch by Animas. We are entitled to receive a one-time $1.0 million milestone payment upon the achievement of performance qualification of a manufacturing line for the modified transmitter and are also entitled to receive an additional one-time $4.0 million payment upon the first regulatory body approval outside the United States for the new system. By separating the milestone payments into $1.0 million and $4.0 million payments as set forth above, the Animas Amendments modify the original $5.0 million milestone payment that we were entitled to receive upon receipt of a CE Mark for the first commercializable outside of the U.S. (“OUS”) product.

Edwards Lifesciences LLC

On November 10, 2008, and as amended on May 5, 2009, we entered into a Collaboration Agreement (the “Agreement”) with Edwards. Pursuant to the Agreement, we and Edwards agreed to develop jointly and to market an in-hospital automatic blood glucose monitoring system. Under the terms of the Agreement, Edwards was obligated to pay us an upfront fee of $13.0 million. In addition, we are entitled to receive up to $22.0 million, as amended, over the next two years for product development costs and milestones related to regulatory approvals and manufacturing readiness. We will also receive either a profit-sharing payment of up to 10% of commercial sales of the product, or a royalty of up to 6% of commercial sales of the product. The Agreement provides Edwards with an exclusive license under our intellectual property in the hospital market. Edwards will be responsible for global sales and marketing, and we will initially be responsible for manufacturing. In November 2008 we received $13.0 million. We received $667,000 during the three months ended March 31, 2010. We recorded $2.6 million in development grant and other revenue for the three months ended March 31, 2010, compared to $2.5 million for the same period in 2009.

6. Stockholder’s Equity

Follow-on Stock Offering

In January 2010, we completed a follow-on public stock offering of 4,025,000 shares of our common stock for net proceeds of approximately $33.0 million.

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

Overview

We are a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for ambulatory use by people with diabetes and for use by healthcare providers in the hospital for the treatment of both diabetic and non-diabetic patients. We received approval from the FDA and commercialized our first product in 2006. In 2007, we received approval and began commercializing our second generation system, the SEVEN, and on February 13, 2009, we received approval for our third generation system, the SEVEN PLUS, which is designed for up to seven days of continuous use, and we began commercializing this product in the first quarter of 2009. There are various differences between the SEVEN and the SEVEN PLUS. As compared to the SEVEN, the SEVEN PLUS incorporates additional user interface and algorithm enhancements that are intended to make its glucose monitoring function more accurate and customizable. Our ambulatory product approvals allow for the use of our continuous glucose monitoring systems by adults with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments. Our approved ambulatory products must be prescribed by a physician and include a disposable sensor, a transmitter and a small handheld receiver. Our approved ambulatory products are indicated for use as adjunctive devices to complement, not replace, information obtained from standard home blood glucose monitoring devices and must be calibrated periodically using a standard home blood glucose monitor. The sensor is inserted by the patient and is intended to be used continuously for up to seven days after which it is removed by the patient and may be replaced by a new sensor. Our transmitter and receiver are reusable. On November 26, 2008, we received CE Mark (Conformité Européene) approval for the SEVEN, enabling commercialization of the SEVEN system in the European Union and the countries in Asia and Latin America that recognize the CE Mark, and on September 30, 2009, we received CE Mark approval for the SEVEN PLUS. We initiated a limited commercial launch in the European Union and Israel in 2008 and 2009. To address the in-hospital patient population, we entered into an exclusive agreement with Edwards to develop jointly and market a specific product platform for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for the critical care market. On October 30, 2009, we received CE Mark approval for our blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital, but have yet to seek approval for this system from the FDA. In partnership with Edwards, we initiated a limited launch of the blood-based, in-vivo automated glucose monitoring system, which we have branded the GlucoClear, in Europe in 2009. From inception to 2006, we devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. Since 2006, we have devoted considerable resources to the commercialization of our ambulatory continuous glucose monitoring systems, including the SEVEN PLUS, as well as the continued research and clinical development of our technology platform.

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

Various clinical studies also demonstrate the benefits of continuous glucose monitoring and that continuous glucose monitoring is equally effective in patients who administer insulin through multiple daily injections or through use of continuous subcutaneous insulin infusion pumps. Results of a Juvenile Diabetes Research Foundation (JDRF) study published in the New England Journal of Medicine in 2008, and the extension phase of the study, published in Diabetes Care in 2009, demonstrated that continuous glucose monitoring improved A1c levels and reduced incidence of hypoglycemia for patients over the age of 25 and for all patients of all ages who utilized continuous glucose monitoring regularly.

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

We are leveraging our technology platform to enhance the capabilities of our current products and to develop additional continuous glucose monitoring products. In January 2008, we entered into two separate development agreements, one with Animas Corporation, or Animas, a subsidiary of Johnson & Johnson, and one with Insulet

Corporation, or Insulet, to integrate our technology into the insulin pump product offerings of the respective partner, enabling the partner’s insulin pump to receive glucose readings from our transmitter and display this information on the pump’s screen. In addition, we are continuing clinical development of a fourth generation ambulatory product which we expect will further improve sensor reliability, stability and accuracy over the useful life of the sensor, and will be suited for large scale manufacturing. We also intend to seek approval for a pediatric indication (patients under 18 years of age) and a pregnancy indication (diabetes patients who become pregnant and patients who develop gestational diabetes) for our product platform in the future. In addition, as described above we are developing, in collaboration with Edwards, a blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital. Our development timelines are highly dependent on our ability to overcome technology challenges, clinical trials, and may be delayed due to scheduling issues with patients and investigators, institutional review boards, sensor performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, the FDA may not approve our products, and if approved, we may not achieve acceptance in the marketplace by physicians and patients.

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare and Medicaid, or CMS, released 2008 Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those patients covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices. As of May 2010, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with five of those third-party payors for the purchase of our products by their members. Many of these coverage policies are restrictive in nature and require the patient to comply with documentation and other requirements to demonstrate medical necessity under the policy. In addition, patients who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist patients in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create coverage policies with third-party payors and expect to continue to do so in 2010. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, patients may not use them on a widespread basis.

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

We currently manufacture our devices at our headquarters in San Diego, California. In this facility we have more than 8,000 square feet of laboratory space and approximately 10,000 square feet of controlled environment rooms. In February 2010, our facility was subject to a post-approval inspection by the FDA. After the close of the inspection, the FDA inspector issued a Form 483 identifying several inspectional observations. Based on the results of this inspection, we are acting to address the observations to achieve substantial compliance with the regulatory requirements for a commercial medical device manufacturer. We manufacture our SEVEN PLUS with components supplied by outside vendors and with parts manufactured internally. Key components that we manufacture internally include the wire-based sensor for our SEVEN PLUS. The remaining components and assemblies are purchased from outside vendors. We then assemble, test, package and ship the finished product, which includes a reusable transmitter, a receiver and a disposable sensor. We are expanding our manufacturing capacity in our facility in San Diego, California. Our capacity expansion could be constrained by the lack of material availability, equipment design, production and validation, regulatory approval of any required additional facilities, personnel staffing and other factors.

Product revenues are generated from the sale of durable continuous glucose monitoring systems (receivers and transmitters) and disposable sensors through a direct sales force in the United States as well as through distribution arrangements in the United States, in portions of Europe and Israel. The sensor is inserted by the patient and is intended to be used continuously for up to seven days, after which it may be replaced with a new disposable sensor. Our transmitter and receiver are reusable. In the event we establish an installed base of patients using our products, we expect to generate an increasing portion of our revenues through recurring sales of our disposable sensors. We recognize product revenue upon shipment and our sales terms provide for customer payment at the time of order, payment due within negotiated contractual terms with insurance payors, or with the issuance of a purchase order or letter of credit for certain distributors and institutions.

From inception through March 31, 2010, we had generated $55.9 million of product and development grant and services (non-product) revenue, and we have incurred net losses in each year since our inception in May 1999. From inception through March 31, 2010, we had an accumulated deficit of $311.5 million. We expect our losses to continue as we proceed with our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and convertible debt. In April 2005, we completed our initial public offering in which we sold 4,700,000 shares of common stock for net proceeds of $50.5 million. In March 2006, we entered into a Loan Agreement, which was subsequently amended in January 2008. As of March 31, 2010, we had an outstanding balance of $1.2 million under the Loan Agreement. In May 2006, we completed a follow-on public offering of 2,117,375 shares of our common stock for net proceeds of $47.0 million. In March 2007, we issued an aggregate principal amount of $60.0 million of 4.75% Convertible Senior Notes due in 2027. In February 2009, we completed a follow-on public offering of 15,994,000 shares of our common stock for net proceeds of approximately $45.6 million. In January 2010, we completed a follow-on public offering of 4,025,000 shares of our common stock for net proceeds of approximately $33.0 million.

Financial Operations

Revenue

From inception through March 31, 2010, we generated $39.7 million in product revenue from the sale of our continuous glucose monitoring systems. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. During the first quarter of 2008, we entered into a joint development agreement with Animas and we recognize development grant and other revenue received pursuant to that agreement ratably over the term of the development period. During the fourth quarter of 2008, we entered into a collaboration agreement with Edwards and we recognize development grant and other revenue received pursuant to that agreement ratably over the term of the development period. From inception through March 31, 2010, we recognized $16.2 million in development grant and other revenue, which includes milestones and services.

Cost of Sales

Product cost of sales includes direct labor and materials costs related to each product sold or produced, including assembly, test labor and scrap, as well as factory overhead supporting our manufacturing operations. Factory overhead includes facilities, material procurement and control, manufacturing engineering, quality assurance, supervision and management. These costs are primarily salary, fringe benefits, share-based compensation, facility expense, supplies and purchased services. The majority of our costs are currently fixed due to our relatively low production volumes compared to our potential capacity. All of our manufacturing costs are included in product cost of sales. Development and other cost of sales consists primarily of salaries, fringe, facilities, and supplies directly attributable to our development contracts.

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

Results of Operations

Quarter Ended March 31, 2010 Compared to March 31, 2009

Revenue, Cost of Sales and Gross Margin

Product revenues increased $4.1 million to $6.8 million for the three months ended March 31, 2010 compared to $2.7 million for the three months ended March 31, 2009 based primarily on increased sales volume and higher average per unit selling prices. Product cost of sales increased $1.6 million to $5.1 million for the three months ended March 31, 2010 compared to $3.5 million for the three months ended March 31, 2009. The increased product cost of sales associated with additional product sales was offset primarily by increased manufacturing absorption for the three months ended March 31, 2010 as compared to the same period in 2009. The product gross margin of $1.6 million for the three months ended March 31, 2010 increased $2.4 million compared to a loss of $850,000 for the same period in 2009, primarily due to increased revenue, better direct labor utilization, and increased manufacturing absorption. During the quarter ended March 31, 2010, we increased inventory levels to meet current and forecasted requirements which resulted in additional absorption of manufacturing costs and a corresponding improvement in product gross margin.

Development grant and other revenues increased $241,000 to $2.8 million for the three months ended March 31, 2010 compared to $2.5 million for the three months ended March 31, 2009. Development and other cost of sales decreased $1.0 million to $946,000 for the three months ended March 31,2010 compared to $2.0 million for the three months ended March 31, 2009. The increase in revenues associated with development was primarily due to additional services performed during the quarter ended March 31, 2010. The decrease in costs associated with development was primarily due to less development efforts on our collaboration arrangements.

Research and Development. Research and development expense increased $1.6 million to $4.7 million for the three months ended March 31, 2010, compared to $3.2 million for the three months ended March 31, 2009. The increase in research and development expense was primarily due to increased development efforts for our ambulatory products and decreased activity with respect to our development and collaboration agreements. Changes in research and development expense include $107,000 in higher development costs and $430,000 in higher clinical and regulatory and quality assurance costs. Increased research and development costs include $992,000 in additional salaries, bonus, and payroll related costs, $146,000 in additional facilities costs, and $128,000 in additional share-based compensation.

Selling, General and Administrative. Selling, general and administrative expense increased $1.9 million to $9.8 million for the three months ended March 31, 2010, compared to $7.9 million for the three months ended March 31, 2009. The increase was primarily due to higher selling, customer service, and international development costs to support revenue growth and the continued commercialization of our products. Major elements of increased selling, general, and administrative expenses include $1.2 million in additional salaries, bonus, and payroll related costs, $140,000 in additional allowance for doubtful accounts, and $123,000 in additional share-based compensation.

Interest Income. Interest income decreased $93,000 to $30,000 for the three months ended March 31, 2010, compared to $123,000 for the three months ended March 31, 2009. The decrease in interest income was primarily due to lower average interest bearing cash and marketable securities balances and lower yields earned on those balances during the three months ended March 31, 2010 as compared to the same period of 2009.

Interest Expense. Interest expense decreased $629,000 to $1.3 million for the three months ended March 31, 2010, compared to $1.9 million for the three months ended March 31, 2009. The decrease in interest expense was primarily due to lower non-cash interest expense relating to the accretion of the debt discount for the 4.75% convertible notes issued in March of 2007 as a result of the conversions of the notes that occurred during the three months ended March 31, 2010.

Loss on Debt Extinguishment upon Conversion of Convertible Debt

For the three months ended March 31, 2010, we completed exchanges with prior holders of our issued and outstanding Notes, under which we issued an aggregate of approximately 7.2 million shares of our common stock, par value $0.001 per share, in exchange for $54.0 million in aggregate principal amount of the Notes previously held by the exchanging holders. We incurred a loss on the extinguishment of the Notes in the amount of $7.9 million for the three months ended March 31, 2010, which includes the difference between the carrying value and the fair value of the Notes on the conversion date, other consideration given to note holders to induce early conversion and transaction costs incurred with third parties, other than the investors, to settle the conversion of the Notes.

Liquidity and Capital Resources

We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of March 31, 2010, we had an accumulated deficit of $311.5 million and had working capital of $43.2 million. Our cash, cash equivalents and short-term marketable securities totaled $49.9 million, excluding $2.2 million in restricted cash. We have funded our operations primarily from the sale of equity and debt securities and our bank line. As of March 31, 2010 we had a total of $1.2 million outstanding under our amended bank equipment loan that we are required to repay through July 2011. In January 2010, we completed a follow-on public offering of 4,025,000 shares of our common stock for net proceeds of approximately $33.0 million.

Net Cash Used in Operating Activities. Net cash used in operating activities increased $1.1 million to $10.4 million for the three months ended March 31, 2010, compared to $9.4 million for the same period in 2009. The increase in cash used in operations was primarily due to $7.1 million in higher net loss, offset by $8.1 million in additional non-cash charges primarily comprised of loss on the extinguishment of debt upon conversion of our Notes.

Net Cash Used In Investing Activities. Net cash used in investing activities was $16.0 million for the three months ended March 31, 2010, compared to $39.3 million for the same period of 2009. The decrease in cash used in investing activities was primarily due to $13.1 million decrease in cash used to purchase available-for-sale marketable securities and by $10.2 million increase in proceeds from the maturities of short-term marketable securities for the three months ended March 31, 2010 as compared to the same period in 2009. We invested $1.0 million in equipment to support manufacturing improvements for the three months ended March 31, 2010 and 2009, respectively.

Net Cash Provided by Financing Activities. Net cash provided by financing activities decreased $11.6 million to $33.6 million for the three months ended March 31, 2010, compared to $45.2 million for the same period of 2009. The decrease was primarily due to the $33.0 million in net proceeds generated by the sale of common stock in the follow on public offering completed in January 2010 for the three months ending March 31, 2010 compared to $45.6 million in the same period of 2009.

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

Contractual Obligations

We are party to various purchase arrangements related to components used in production and research and development activities. As of March 31, 2010, we had purchase commitments with certain vendors totaling approximately $4.7 million due within one year. There are no purchase commitments due beyond one year.

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

Revenue Recognition

We sell durable systems and disposable units through a direct sales force in the United States as well as through distribution arrangements in the United States, in portions of Europe, and Israel. Components are individually priced and can be purchased separately or together. The SEVEN PLUS durable system includes a transmitter, a receiver, a power cord, data management software and a USB cable. Disposable sensors for use with the SEVEN PLUS system are sold separately in packages of four. The initial SEVEN PLUS durable system price is not dependent upon the purchase of any amount of disposable sensors. We discontinued sales of our SEVEN system in the United States in the first quarter of 2009, although we continue to sell disposable sensors for use with both the SEVEN and SEVEN PLUS durable systems.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue on product sales is recognized upon shipment, which is when title and the risk of loss have been transferred to the customer and there are no other post-shipment obligations. With respect to customers who directly pay for the products, the products are generally paid for at the time of shipment using a customer’s credit card and do not include customer acceptance provisions. We recognize revenue from contracted insurance payors based on the contracted rate. For non-contracted insurance payors, we obtain a prior authorization from the payor and recognize revenue based on the agreed upon price, estimated collectible amount and historical experience. We also receive a prescription or statement of medical necessity and, for insurance reimbursement customers, an assignment of benefits prior to shipment.

We provide a “30-day money back guarantee” program whereby customers who purchase the SEVEN PLUS durable system and a package of four disposable sensors may return the SEVEN PLUS durable system for any reason within thirty days of purchase and receive a full refund of their purchase price. At March 31, 2010, we maintained a reserve balance of $14,000 relating to this program. We accrue for estimated returns and/or refunds by reducing revenues and establishing a liability account at the time of shipment based on historical experience.

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

We shipped product directly to certain distributors’ customers and recognized $2.0 million in revenue, which represents 21% our revenues for the three months ended March 31, 2010. With respect to other distributors which stock inventory of our product and fulfill orders from their inventory, we shipped product to these distributors and recognized $836,000 in revenue from these arrangements for the three months ended March 31, 2010. We monitor shipments to, and on-hand inventory levels of, these distributors, and at March 31, 2010 these distributors had limited amounts of our product in their inventory.

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

For transactions containing multiple element arrangements entered into or materially modified during 2010, we consider deliverables as separate units of accounting and recognize deliverables as revenue upon delivery only if (i) the deliverable has stand-alone value and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery of the undelivered item(s) is probable and substantially controlled by us. We allocate consideration to the separate units of accounting using the relative selling price method, in which allocation of consideration is based on vendor-specific objective evidence (“VSOE”) if available, third party evidence (“TPE”), or if VSOE or TPE is not available, management’s best estimate of a stand alone selling price for elements. See Recent Accounting Pronouncements in Note 1 of the notes to the consolidated financial statements for additional information related to our adoption of authoritative guidance for revenue recognition for multiple-deliverable revenue arrangements.

For transactions containing multiple element arrangements entered into prior to 2010, we considered deliverables as separate units of accounting and recognized deliverables as revenue upon delivery only if (i) the deliverable had stand-alone value, (ii) if the arrangement included a general right of return relative to the delivered item(s), delivery of the undelivered item(s) was probable and substantially controlled by us, and (iii) the fair value of the undelivered performance obligations could be determined. In those instances when objective and reliable evidence of fair value existed for the undelivered items but not for the delivered items, the residual method was used to allocate the arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered items equaled the total arrangement consideration less the aggregate fair value of the undelivered items. If we were unable to establish stand-alone value for delivered items or when fair value of undelivered items had not been established, revenue was deferred until all elements were delivered and services had been performed, or until fair value could objectively be determined for any remaining undelivered elements.

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

During the first quarter of 2008, we entered into a development agreement with Animas, as amended on January 12, 2009 and July 30, 2009, which provided us with a development grant. During the fourth quarter of 2008, we entered into a collaboration agreement with Edwards, as amended on May 5, 2009, which provided us with a development grant. We recognized $2.8 million in development grant and other revenue for the three months ended March 31, 2010. As of March 31, 2010, we had $5.8 million in deferred revenue relating to our development and other agreements.

Share-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. We utilize the Black-Scholes option-pricing model as our method of valuation for share-based awards granted. Share-based compensation expense recognized for the three months ended March 31, 2010 was $2.3 million compared to $2.0 million for the three months ended March 31, 2009. As of March 31, 2010, there was $19.7 million of unrecognized compensation cost related to un-vested options, restricted stock and restricted stock units that is expected to be recognized as a component of our operating expenses through 2014. Compensation costs will be adjusted for future changes in estimated forfeitures.

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

Convertible Debt Instruments

In May 2008, the FASB issued authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion. The authoritative guidance requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using our nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The authoritative guidance also requires an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The effective date of the authoritative guidance is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. On January 1, 2009, we adopted the provisions of the authoritative guidance which resulted in a reduction to the historical carrying value of the 4.75% convertible senior notes (the “Notes”) due in 2027 on our balance sheet of $26.6 million, a reduction to the carrying value of the debt issuance costs of $1.2 million, and a corresponding increase to paid in capital as of the date of issuance. Our estimated non-convertible borrowing rate of 19.5% was applied to the notes and coupon interest using a present value technique to arrive at the fair value of the liability component. The adoption of the authoritative guidance also resulted in an increase in accumulated deficit of $6.2 million and a corresponding net decrease to the carrying value of the debt discount and issuance costs as of January 1, 2009. The carrying amount of the equity component was $1.6 million and $26.6 million at March 31, 2010 and December 31, 2009, respectively. We recorded non-cash interest expense relating to the amortization of the debt discount in the amounts of $919,000 and $1.1 million for the three months ended March 31, 2010 and 2009, respectively. We recorded interest expense relating to the contractual coupon payments in the amounts of $535,000 and $713,000 for the three months ended March 31, 2010 and 2009, respectively.

We account for the conversion of our Notes in accordance with the authoritative guidance, in which a gain (loss) on the extinguishment of debt upon conversion is calculated as the difference between the carrying value and the fair value of the Notes on the conversion date. Determining the fair value of the liability component requires the use of accounting estimates and assumptions which are judgmental in nature and could have a significant impact on the valuation.

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance for multiple-deliverable revenue arrangements that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This guidance also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the guidance. The guidance does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. This guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We adopted the provisions of the authoritative guidance as of March 31, 2010 on a prospective basis. Prospective application required us to apply the guidance to new arrangements entered into or arrangements materially modified since the beginning of 2010. The prospective application had no impact on our consolidated financial statements for the interim period ended March 31, 2010. There would not have been a material difference in amounts recognized for development and other revenue for 2009 if the multiple element arrangements entered into or materially modified during 2009 were subject to the measurement requirements of the amendments of this guidance.

In October 2009, the FASB issued authoritative guidance for certain revenue arrangements that include software elements that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in the guidance, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the guidance, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The guidance also provides direction on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We must elect the same transition method for this guidance as that chosen for the guidance for multiple-deliverable revenue arrangements. We adopted the provisions of the authoritative guidance as of March 31, 2010 on a prospective basis. The prospective application had no impact on our consolidated financial statements for the interim period ended March 31, 2010.

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

Each of the seven patents described above have one or more associated reexamination requests in various stages at the Patent Office. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and/or seeking to add new claims. With regard to the four patents originally asserted, two of the patents are in the Appeal process and two of the patents have been issued a Certificate of Reexamination. With regard to the two patents in the Appeal process, all of the claims for which reexamination was requested currently stand rejected and Abbott has filed an Appeal Brief in each of the cases. Each of the two Examiner’s Answers maintained all rejections. Abbott filed Reply briefs in both cases. We also filed a second and a third reexamination request against each of the two patents in the Appeal process. The Patent Office denied the second requests and ordered reexamination of certain claims raised in the third requests for each of the two patents. With regard to the two patents for which a Certificate of Reexamination has been issued, subsequent reexamination requests have been filed and the determination has been issued ordering reexamination for each of the two patents. With regard to the three patents subsequently asserted, the first patent has recently been issued a Certificate of Reexamination, the second patent has been issued a Notice of Intent to Issue a Reexamination Certificate and the third one is under non-final rejection. Subsequent reexamination requests have been granted for the first two patents. In the non-finally rejected case, Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and/or seeking to add new claims.

In 2008 and 2009, Abbott copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If an interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also in 2008, Abbott filed reexamination requests seeking to invalidate two of our patents in the Patent Office. In both reexamination requests, the Patent Office ordered the reexamination and issued non-final office actions and we responded to those non-final office actions by seeking claim construction to differentiate certain claims from the prior art, seeking to amend certain claims to overcome the prior art, and canceling certain claims. In each of the proceedings, Abbott has appealed the Examiner’s decision to confirm the patentability of our original or amended claims. In both proceedings we have appealed the rejection of certain claims.

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

We are a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for ambulatory use by people with diabetes and for use by healthcare providers in the hospital for the treatment of both diabetic and non-diabetic patients. We received approval from the FDA and commercialized our first product in 2006. In 2007, we received approval and began commercializing our second generation system, the SEVEN, and on February 13, 2009, we received approval for our third generation system, the SEVEN PLUS, which is designed for up to seven days of continuous use, and we began commercializing this product in the first quarter of 2009. There are various differences between the SEVEN and the SEVEN PLUS. As compared to the SEVEN, the SEVEN PLUS incorporates additional user interface and algorithm enhancements that are intended to make its glucose monitoring function more accurate and customizable. Our ambulatory product approvals allow for the use of our continuous glucose monitoring systems by adults with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments. Our approved ambulatory products must be prescribed by a physician and include a disposable sensor, a transmitter and a small handheld receiver. Our approved ambulatory products are indicated for use as adjunctive devices to complement, not replace, information obtained from standard home blood glucose monitoring devices and must be calibrated periodically using a standard home blood glucose monitor. The sensor is inserted by the patient and is intended to be used continuously for up to seven days after which it is removed by the patient and may be replaced by a new sensor. Our transmitter and receiver are reusable. On November 26, 2008, we received CE Mark (Conformité Européene) approval for the SEVEN, enabling commercialization of the SEVEN system in the European Union and the countries in Asia and Latin America that recognize the CE Mark, and on September 30, 2009, we received CE Mark approval for the SEVEN PLUS. We initiated a limited commercial launch in the European Union and Israel in 2008 and 2009. To address the in-hospital patient population, we entered into an exclusive agreement with Edwards to develop jointly and market a specific product platform for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for the critical care market. On October 30, 2009, we received CE Mark approval for our blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital branded the GlucoClear, but have yet to seek approval for this system from the FDA. In partnership with Edwards, we initiated a limited launch of the GlucoClear in Europe in 2009. From inception to 2006, we devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. Since 2006, we have devoted considerable resources to the commercialization of our ambulatory continuous glucose monitoring systems, including the SEVEN PLUS, as well as the continued research and clinical development of our technology platform.

We expect that sales of our SEVEN PLUS, which consists of a handheld receiver, reusable transmitter and disposable sensor, will account for substantially all of our product revenue for the foreseeable future. From inception through March 31, 2010, product revenues total approximately $39.7 million. We have limited experience in selling our products and we might be unable to successfully commercialize our products on a wide scale for a number of reasons, including:

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

Our SEVEN PLUS is more invasive than current self-monitored glucose testing systems, including single-point finger stick devices, and patients may be unwilling to insert a sensor in their body, especially if their current diabetes management involves no more than two finger sticks per day. Moreover, patients may not perceive the benefits of continuous glucose monitoring and may be unwilling to change their current treatment regimens. In addition, physicians tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products. Physicians may not recommend or prescribe our products until (i) there is long-term clinical evidence to convince them to alter their existing treatment methods, (ii) there are recommendations from prominent physicians that our products are effective in monitoring glucose levels and (iii) reimbursement or insurance coverage is more widely available. We cannot predict when, if ever, physicians and patients may adopt more widespread use of the SEVEN PLUS. If the SEVEN PLUS does not achieve an adequate level of acceptance by patients, physicians and healthcare payors, we may not generate significant product revenue and we may not become profitable.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred net losses in each year since our inception in May 1999, including a net loss of $20.3 million for the three months ended March 31, 2010. As of March 31, 2010, we had an accumulated deficit of $311.5 million. We have financed our operations primarily through private placements of our equity and debt securities and our public offerings, and have devoted a substantial portion of our resources to research and development relating to our continuous glucose monitoring systems, including our in-hospital product development, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of the SEVEN PLUS. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products including the GlucoClear. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public companies. As a result, we expect to continue to incur significant operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and may adversely affect our ability to pay interest on, and principal of, the outstanding Notes.

Current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on worldwide economic conditions, which, since 2008, have deteriorated significantly in the United States and other countries, and may remain depressed and volatile for the foreseeable future. These conditions may make it difficult for our customers and potential customers to afford our products, and could cause our customers to stop using our products or to use them less frequently. If that were to occur, we would experience a decrease in revenue and our performance would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse affect on our financial condition and operating results.

We may be unable to continue the commercialization of our SEVEN PLUS or the development and commercialization of our other continuous glucose monitoring systems, including the blood-based in-vivo automated glucose monitoring system, without additional funding.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including further development of our direct sales force and expansion of our manufacturing capacity, and on research and development, including conducting clinical trials for our blood-based in-vivo automated blood glucose monitoring system as well as our next generation continuous glucose monitoring systems. For the three months ended March 31, 2010, our net cash used in operating activities was $10.4 million, compared to $9.4 million for the same period in 2009, and as of March 31, 2010, we had working capital of $43.2 million, including $52.1 million in cash, cash equivalents and short-term marketable securities, which includes $2.2 million in restricted cash. We expect that our cash used by operations will increase significantly in each of the next several years, and, although we recently completed a follow-on public offering of 4,025,000 shares of our common stock for net proceeds to the company of approximately $33.0 million, we may need additional funds to continue the commercialization of our products and for the development and commercialization of other continuous glucose monitoring systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

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

The U.S. government has recently passed healthcare legislation and may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect reimbursement for healthcare products such as the SEVEN PLUS. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness and costs of different treatment technologies and modalities; imposing price controls and taxes on medical device providers; and other measures. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for our current and future products. These include changes that may reduce reimbursement rates for our products and changes that may be proposed or implemented by the current U.S. Presidential administration or Congress.

In addition, the comprehensive healthcare reform legislation recently adopted by Congress and subsequently signed into law includes an annual excise tax on the sale of medical devices equal to 2.3% of the price of the device starting on January 1, 2013, which would likely include our SEVEN PLUS and GlucoClear systems. The exact impact of this excise tax, including whether our products would be considered “medical devices” and how such a tax would be assessed, are not currently clear. As a result of such tax, our future operating results could be harmed, which in turn could cause the price of our stock to decline, Additionally, because of the uncertainty surrounding these issues, the impact of this tax has not been reflected in our forward guidance.

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

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. To date, our products are not reimbursed by virtue of a national coverage decision by Medicare. Although CMS released 2008 Alpha-Numeric HCPCS codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those patients covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices. As of May 2010, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with five of those third-party payors for the purchase of our products by their members. However, patients without insurance that covers our products will have to bear the financial cost of them. In the United States, patients using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will be substantially dependent on whether third-party reimbursement is widely available for patients that use them. While many third party payors have adopted some form of coverage policy on continuous glucose monitoring devices, those coverage policies frequently require significant medical documentation in order for patients to obtain reimbursement, and as a result, we have experienced difficulty in improving the efficiency of our customer service group. In addition, Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain additional reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. The continuing efforts of government and third-party payors to contain or reduce the costs of healthcare may limit our revenue. Our initial dependence on the commercial success of the SEVEN PLUS makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the SEVEN PLUS, patients may not use our products.

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

We rely on Flextronics International, Ltd. to manufacture and supply circuit boards for our receiver; we rely on On Semiconductor Corp. to manufacture and supply the application specific integrated circuit, or ASIC, that is incorporated into the transmitter; we rely on DSM PTG, Inc. to manufacture certain polymers used to synthesize our polymeric biointerface membranes for our products; and we rely on The Tech Group to supply our injection molded components. Each of these suppliers is a single-source supplier. In some cases, our agreements with these and our other suppliers can be terminated by either party upon short notice. Our contract manufacturers also rely on single-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

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

Each of the seven patents described above have one or more associated reexamination requests in various stages at the Patent Office. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and/or seeking to add new claims. With regard to the four patents originally asserted, two of the patents are in the Appeal process and two of the patents have been issued a Certificate of Reexamination. With regard to the two patents in the Appeal process, all of the claims for which reexamination was requested currently stand rejected and Abbott has filed an Appeal Brief in each of the cases. Each of the two Examiner’s Answers maintained all rejections. Abbott filed Reply briefs in both cases. We also filed a second and a third reexamination request against each of the two patents in the Appeal process. The Patent Office denied the second requests and ordered reexamination of certain claims raised in the third requests for each of the two patents. With regard to the two patents for which a Certificate of Reexamination has been issued, subsequent reexamination requests have been filed and the determination has been issued ordering reexamination for each of the two patents. With regard to the three patents subsequently asserted, the first patent has recently been issued a Certificate of Reexamination, the second patent has been issued a Notice of Intent to Issue a Reexamination Certificate and the third one is under non-final rejection. Subsequent reexamination requests have been granted for the first two patents. In the non-finally rejected case, Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and/or seeking to add new claims.

In 2008 and 2009, Abbott copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If an interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also in 2008, Abbott filed reexamination requests seeking to invalidate two of our patents in the Patent Office. In both reexamination requests, the Patent Office ordered the reexamination and issued non-final office actions and we responded to those non-final office actions by seeking claim construction to differentiate certain claims from the prior art, seeking to amend certain claims to overcome the prior art, and canceling certain claims. In each of the proceedings, Abbott has appealed the Examiner’s decision to confirm the patentability of our original or amended claims. In both proceedings we have appealed the rejection of certain claims.

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

We are subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from shipping affected products, require us to obtain licenses from third parties or to develop non-infringing alternatives, and subject us to substantial monetary damages and injunctive relief. We may also be subject to other claims or suits.

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

In addition, from time to time, we are subject to various claims and suits arising out of the ordinary course of business, including commercial or employment related matters. Although individually we dot not expect these claims or suits to have a material adverse effect on the Company, in the aggregate they may divert significant time and resources from the Company and our staff.

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

On November 10, 2008, we entered into a Collaboration Agreement with Edwards pursuant to which we have agreed to develop jointly and to market a blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital. Under the Collaboration Agreement, we expect to receive payments for various milestones related to regulatory approvals and commercial readiness of the product. In addition, we also expect to receive either a profit-sharing payment of 10% of commercial sales of the product, or a royalty of 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license to DexCom’s intellectual property that relates to blood-based glucose sensors in the hospital market. However, this collaboration may not result in the development of products that achieve regulatory approval in the United States or commercial success, which would result in various penalties to us under the Collaboration Agreement, up to and including loss of some or all of our milestone payments and rights to any profit-sharing or royalties. On October 30, 2009, we received CE Mark approval for the first generation GlucoClear that we developed in collaboration with Edwards. Although Edwards commenced market evaluations during 2009, we do not expect this product to generate significant revenue during 2010. We have yet to seek approval from the FDA for this product.

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

Our SEVEN PLUS systems are classified by the FDA as PMA medical devices. The GlucoClear has not yet been classified by the FDA. Before submitting any additional PMA or 510(k) applications, such as for the GlucoClear, we must successfully complete pre-clinical studies, bench-testing, and clinical trials that we believe will demonstrate that the product is safe and effective. Product development, including pre-clinical studies and clinical trials, is a long, expensive and uncertain process and is subject to delays and failure at any stage. Furthermore, the data obtained from the studies and trial may be inadequate to support approval of a PMA or 510(k) application. While we have in the past obtained, and may in the future obtain, an Investigational Device Exemption, or IDE, prior to commencing clinical trials for our continuous glucose monitoring systems, FDA approval of an IDE application permitting us to conduct testing does not mean that the FDA will consider the data gathered in the trial to be sufficient to support approval of a PMA or 510(k) application, even if the trial’s intended safety and efficacy endpoints are achieved.

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

We may never receive FDA approval or clearance to market the GlucoClear, our blood-based in-vivo automated glucose monitoring system that is under development, or any other continuous glucose monitoring system under development.

Pursuant to the Collaboration Agreement entered into with Edwards, we are jointly developing the GlucoClear, a blood-based in-vivo automated glucose monitoring system, and we will seek to obtain FDA approval for this device. The regulatory approval process for this device, and any other continuous glucose monitoring system in development involves, among other things, successfully completing clinical trials and obtaining either prior 510(k) clearance or prior approval from the FDA through the PMA process. The 510(k) process would require us to establish (including through pre-clinical testing, bench testing, and/or potentially clinical data) that our blood-based in vivo automated glucose monitoring system (or any other devices we may seek to develop) are substantially equivalent in terms of indication, technological characteristics, and performance to one or more legally marketed devices eligible to be cited as predicates in the 510(k) process. The PMA process requires us to prove the safety and efficacy of our continuous blood glucose monitoring system to the FDA’s satisfaction. This process can be expensive and uncertain, requires detailed and comprehensive scientific and human clinical data, generally takes one to three years after a PMA application is filed and may never result in the FDA granting a PMA. The FDA can refuse to grant us 510(k) clearance or delay, limit or deny approval of a PMA application for many reasons, including:

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

Even if approved or cleared by the FDA, the GlucoClear, or any other continuous glucose monitoring system under development, may not be approved or cleared for the indications that are necessary or desirable for successful commercialization. We may not obtain the necessary regulatory approvals or clearances to market these continuous glucose monitoring systems in the United States. Any delay in, or failure to receive or maintain, approval or clearance for our continuous glucose monitoring systems under development could prevent us from generating revenue from these products or achieving profitability.

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

Any product for which we obtain marketing approval will be subject to continual review and periodic inspections by the FDA and other regulatory bodies, which may include inspection of our manufacturing processes, post-approval clinical data and promotional activities for such product. The FDA’s medical device reporting, or MDR, regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury. We and our suppliers are also required to comply with the FDA’s Quality System Regulation, or QSR, and other regulations, which cover the methods and documentation of the design, testing, production, control, selection and oversight of suppliers or contractors, quality assurance, labeling, packaging, storage, complaint handling, shipping and servicing of our products. The FDA enforces the QSR through unannounced inspections. We currently manufacture our devices at our headquarters facility in San Diego, California. In this facility we have more than 8,000 square feet of laboratory space and approximately 10,000 square feet of controlled environment rooms. In February 2010, our facility was subject to a post-approval inspection by the FDA. After the close of the inspection, the FDA investigator issued a Form 483 identifying several inspectional observations. Based on the results of this inspection, we are acting to address the observations to achieve substantial compliance with the regulatory requirements for a commercial medical device manufacturer.

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

If any of these actions were to occur, it would harm our reputation and cause our product sales and profitability to suffer. In addition, we believe MDRs are generally underreported and any underlying problems could be of a larger magnitude than suggested by the number or types of MDRs filed. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements.

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

In May 2008, the FASB issued authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion. The authoritative guidance requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using our nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The authoritative guidance also requires an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The effective date of the authoritative guidance is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. On January 1, 2009, we adopted the provisions of the authoritative guidance which resulted in a reduction to the historical carrying value of the 4.75% convertible senior notes due in 2027 on our balance sheet of $26.6 million, a reduction to the carrying value of the debt issuance costs of $1.2 million, and a corresponding increase to paid in capital as of the date of issuance. Our estimated non-convertible borrowing rate of 19.5% was applied to the notes and coupon interest using a present value technique to arrive at the fair value of the liability component. The adoption of the authoritative guidance also resulted in an increase in accumulated deficit of $6.2 million and a corresponding net decrease to the carrying value of the debt discount and issuance costs as of January 1, 2009. The carrying amount of the equity component was $1.6 million and $26.6 million at March 31, 2010 and December 31, 2009, respectively. We recorded non-cash interest expense relating to the amortization of the debt discount in the amounts of $919,000 and $1.1 million for the three months ended March 31, 2010 and 2009, respectively. We recorded interest expense relating to the contractual coupon payments in the amounts of $535,000 and $713,000 for the three months ended March 31, 2010 and 2009, respectively.

Our debt obligations expose us to risks that could adversely affect our business, operating results and financial condition.

In March 2007, we issued an aggregate principal amount of $60 million in 4.75% Convertible Senior Notes due in 2027, or Notes, with $6.0 million outstanding as of May 3, 2010. The level of our indebtedness, among other things, could:

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

If we fail to generate sufficient revenue due to any of the factors described in this section entitled “Risk Factors,” or otherwise, we could have difficulty paying amounts due on our indebtedness. Although the convertible senior notes that remain outstanding mature in 2027, the holders of the outstanding convertible senior notes may require us to repurchase their notes prior to maturity under certain circumstances, including specified fundamental changes such as the sale of a majority of the voting power of the company. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of the outstanding convertible senior notes, we would be in default, which would permit the holders of our outstanding indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any other indebtedness that we may have outstanding at such time. Any default under our outstanding indebtedness could have a material adverse effect on our business, operating results and financial condition.

Conversion of the convertible senior notes will dilute the ownership interests of existing stockholders.

The terms of the convertible senior notes permit the holders to convert the Notes into shares of our common stock. As of May 2010, we completed exchanges with prior holders of our issued and outstanding Notes, under which we issued an aggregate of approximately 7.2 million shares of our common stock, par value $0.001 per share, in exchange for $54.0 million in aggregate principal amount of the Notes previously held by the exchanging holders. The remaining $6.0 million of Notes are convertible into our common stock initially at a conversion price of $7.80 per share. The conversion of additional Notes will dilute the ownership interest of our existing stockholders. Any sales in the public market of the common stock issuable upon conversion could adversely affect prevailing market prices of our common stock.

Our loan and security agreement contains restrictions that may limit our operating flexibility.

In March 2006, we entered into our Loan Agreement that provided for a loan to finance various equipment and leasehold improvement expenses. In January 2008, we amended our Loan Agreement to enable us to draw an additional $3.0 million. We are required to repay this additional amount at intervals through July 2011. As of March 31, 2010, we had a total outstanding loan balance under the Loan Agreement of $1.2 million. The Loan Agreement requires us to maintain a minimum cash balance with Square 1 Bank, and also imposes certain limitations on us, including, among others, limitations on our ability to:

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

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as a part of this report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
10.26	Form of Restricted Stock Unit Grant Agreement	—	—	—	—	X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that DexCom specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXCOM, INC. (Registrant)

Dated: May 5, 2010	By:	/s/ Terrance H. Gregg
Terrance H. Gregg, President and Chief Executive Officer

Dated: May 5, 2010	By:	/s/ Jess Roper
Jess Roper, Chief Financial Officer