Form 10-Q
period 2010-09-30
DEXCOM INC
filed 2010-11-04
CIK 1093557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2010, 58,733,727 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

DexCom, Inc.

Consolidated Balance Sheets

(In thousands—except par value data)

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$5,529	$3,577
Short-term marketable securities, available-for-sale	24,380	24,439
Accounts receivable, net	5,102	3,490
Inventory	6,353	2,641
Restricted cash	1,664	—
Prepaid and other current assets	1,460	2,773

Total current assets	44,488	36,920
Property and equipment, net	9,240	6,422
Restricted cash	275	2,414
Other assets	102	1,192

Total assets	$54,105	$46,948

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$7,075	$5,745
Accrued payroll and related expenses	5,623	4,406
Current portion of long-term debt	750	900
Current portion of deferred revenue	3,560	7,745

Total current liabilities	17,008	18,796
Long-term portion of deferred revenue	881	—
Other liabilities	972	840
Long-term debt, net of current portion	—	45,757

Total liabilities	18,861	65,393
Commitments and contingencies (Note 4)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Common stock, $0.001 par value, 100,000 authorized; 59,000 and 58,718 shares issued and outstanding, respectively, at September 30, 2010; and 46,324 and 46,045 shares issued and outstanding, respectively, at December 31, 2009	60	46
Additional paid-in capital	371,789	272,730
Accumulated other comprehensive loss	(39)	(13)
Accumulated deficit	(336,566)	(291,208)

Total stockholders’ equity (deficit)	35,244	(18,445)

Total liabilities and stockholders’ equity (deficit)	$54,105	$46,948

See accompanying notes

DexCom Inc.

Consolidated Statements of Operations

(In thousands—except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Product revenue	$10,776	$4,620	$26,583	$11,404
Development grant and other revenue	888	2,639	6,412	7,818

Total revenue	11,664	7,259	32,995	19,222
Product cost of sales	6,982	4,589	18,440	12,738
Development and other cost of sales	1,206	1,805	3,101	6,930

Total cost of sales	8,188	6,394	21,541	19,668

Gross margin (deficit)	3,476	865	11,454	(446)
Operating expenses
Research and development	6,161	3,496	16,325	10,122
Selling, general and administrative	10,377	8,948	30,533	25,803

Total operating expenses	16,538	12,444	46,858	35,925
Operating loss	(13,062)	(11,579)	(35,404)	(36,371)
Interest income	20	93	73	323
Interest expense	(44)	(2,037)	(1,540)	(5,947)
Loss on debt extinguishment upon conversion of convertible debt	(312)	—	(8,487)	—

Net loss	$(13,398)	$(13,523)	$(45,358)	$(41,995)

Basic and diluted net loss per share	$(0.23)	$(0.29)	$(0.81)	$(0.96)

Shares used to compute basic and diluted net loss per share	58,200	45,919	55,707	43,797

See accompanying notes

DexCom, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net loss	$(45,358)	$(41,995)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,716	1,903
Share-based compensation	7,363	6,212
Non-cash restructuring benefit	—	(362)
Accretion and amortization related to investments, net	572	763
Accretion related to convertible debt discount	1,059	3,562
Loss on debt extinguishment upon conversion of convertible debt	8,487	—
Amortization of debt issuance costs	36	178
Changes in operating assets and liabilities:
Accounts receivable	(1,612)	(1,369)
Inventory	(3,712)	514
Prepaid and other assets	2,421	535
Restricted cash	475	1,631
Accounts payable and accrued liabilities	1,296	136
Accrued payroll and related expenses	1,217	1,445
Deferred revenue	(3,304)	(3,318)
Deferred rent and other liabilities	132	(51)

Net cash used in operating activities	(29,212)	(30,216)
Investing activities
Purchase of available-for-sale marketable securities	(43,688)	(53,597)
Proceeds from the maturity of available-for-sale marketable securities	43,041	35,483
Purchase of property and equipment	(4,534)	(2,529)

Net cash used in investing activities	(5,181)	(20,643)
Financing activities
Net proceeds from issuance of common stock	37,061	46,231
Repayment of equipment loan	(675)	(1,706)

Net cash provided by financing activities	36,386	44,525

Effect of exchange rate changes on cash and cash equivalents	(41)	(4)

Increase (decrease) in cash and cash equivalents	1,952	(6,338)
Cash and cash equivalents, beginning of period	3,577	12,700

Cash and cash equivalents, ending of period	$5,529	$6,362

Non-cash investing and financing transactions:
Conversion of convertible notes to common stock	$47,033	$—

See accompanying notes

DexCom, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization and Business

DexCom, Inc. is a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for ambulatory use by people with diabetes and by healthcare providers in the hospital for the treatment of both diabetic and non-diabetic patients. Unless the context requires otherwise, the terms “we,” “us,” “our,” the “company,” or “DexCom” refer to DexCom, Inc. and its subsidiary. We received approval from the Food and Drug Administration (“FDA”) and commercialized our first product in 2006. In 2007, we received approval and began commercializing our second generation system, the SEVEN and on February 13, 2009, we received approval for our third generation system, the SEVEN PLUS, which is designed for up to seven days of continuous use, and we began commercializing this product in the first quarter of 2009. There are various differences between the SEVEN and the SEVEN PLUS. As compared to the SEVEN, the SEVEN PLUS incorporates additional user interface and algorithm enhancements that are intended to make its glucose monitoring function more accurate and customizable. On November 26, 2008, we received CE Mark (Conformité Européene) approval for the SEVEN, enabling commercialization of the SEVEN system in the European Union and the countries in Asia and Latin America that recognize the CE Mark, and on September 30, 2009, we received CE Mark approval for the SEVEN PLUS. We initiated a limited commercial launch in the European Union in 2008 and 2009. To address the in-hospital patient population, we entered into an exclusive agreement with Edwards Lifesciences LLC, or Edwards, to develop jointly and market a specific product platform for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for the critical care market. On October 30, 2009, we received CE Mark approval for our first generation blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital, and are continuing to seek approval for this system from the FDA. In partnership with Edwards, we initiated a limited launch of the blood-based, in-vivo automated glucose monitoring system, which we have branded as the GlucoClear, in Europe in 2009.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation (except for the changes in estimates described below), have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2009 included in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission on March 9, 2010.

The unaudited consolidated financial statements include the accounts of the Company and our wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include excess or obsolete inventories, warranty accruals, employee bonus, clinical study expenses, trade show expenses, allowances for returned product, allowance for bad debt, valuation of the liability component of our convertible notes, and share-based compensation expense. Excess and obsolete inventories are estimated by identifying the amount of on hand and on order materials compared to expected future sales, taking into account clinical trial and development usage along with new product introductions. Employee bonus estimates are based, in part, on the 2010 bonus plan’s authorized target bonus amounts of up to 80%, 70%, 70%, 40%, 30% and 25% of base salary for our Chief Executive Officer, Chief Operating Officer, Chief Technical Officer, our Senior Vice President of Clinical and Regulatory Affairs, our Vice Presidents and the remainder of our non-sales management employees, respectively, to be awarded from the bonus pool based on the weighted average achievement of certain objectives. With respect to the CEO, generally, 75% of any bonus paid under the 2010 Plan is based on achieving certain annual revenue goals and 25% is based on achieving certain operating expense goals. For the remainder of our eligible employees, generally, 60% of any bonus paid under the 2010 Plan is based on achieving certain annual revenue goals, 20% is based on achieving targeted operating expense goals and 20% is based on achieving certain performance milestones. Clinical trial expenses are accrued based on estimates of progress under related contracts and include initial set up costs as well as ongoing monitoring over multiple sites in the U.S. and abroad. An allowance for refunds for returned products is determined by analyzing the timing and amounts of past refund activity.

DexCom, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Share-Based Compensation

We recorded $2.3 million and $2.1 million in share-based compensation expense during the three months ended September 30, 2010 and 2009, respectively, and $7.3 million and $6.2 million during the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010, unrecognized estimated compensation costs related to non-vested stock options, restricted stock and restricted stock units totaled $17.7 million and is expected to be recognized through 2014. We utilize the Black-Scholes option-pricing model as the method of valuation for stock options granted and we use the grant date fair value of our common stock for valuing restricted stock unit awards.

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

During 2008, 2009 and 2010, we entered into distribution agreements with RGH Enterprises, Inc., or “Edgepark,” and other distributors that allow the distributors to sell our durable systems and disposable units. Revenue on product sales to distributors is recognized at the time of shipment, which is when title and risk of loss have been transferred to the distributor and there are no other post-shipment obligations. Revenue is recognized based on contracted prices and invoices are either paid by check following the issuance of a purchase order or letter of credit, or they are paid by wire at the time of placing the order. Terms of distributor orders are freight on board (“FOB”) shipping point (free carrier (“FCA”) shipping point for international orders). Distributors do not have rights of return per their distribution agreement outside of our standard warranty. We accrue for estimated returns, refunds and rebates by reducing revenues and establishing a liability account at the time of shipment based on historical experience. The distributors typically have a limited timeframe to notify us of any missing, damaged, defective or non-conforming products. For any such products, we shall either, at our option, replace the portion of defective or non-conforming product at no additional cost to the distributor or cancel the order and refund any portion of the price paid to us at that time for the sale in question.

We shipped product directly to certain distributors’ customers and recognized $3.4 million and $8.2 million in revenue, which represents 29% and 25% of our revenues for the three and nine months ended September 30, 2010, respectively. With respect to other distributors which stock inventory of our product and fulfill orders from their inventory, we shipped product to these distributors and recognized $1.2 million and $3.0 million in revenue from these arrangements for the three and nine months ended September 30, 2010, respectively. We monitor shipments to, and on-hand inventory levels of, these distributors, and at September 30, 2010 these distributors had limited amounts of our product in their inventory.

DexCom, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

We have collaborative license and development arrangements with strategic partners for the development and commercialization of products utilizing our technologies. The terms of these agreements typically obligate us to multiple deliverables (for example, license rights, provision of research and development services and manufacture of clinical materials) in exchange for our right to receive various forms of consideration, including non-refundable license fees, funding of research and development activities, payments based upon achievement of clinical development milestones and royalties in the form of a designated percentage of product sales or profits. With the exception of royalties, these types of considerations are classified as development grant and other revenue in our consolidated statements of operations when revenue recognition is appropriate.

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

We use judgment in estimating the value allocable to product revenues or development grant and other revenue based on our estimate of the fair value attributable to the related deliverables. For arrangements that are accounted for as a single unit of accounting, total payments under the arrangement are recognized as revenue on a straight-line basis over the period we expect to complete our performance obligations. We review the estimated period of our performance obligations on a periodic basis and update the recognition period, as appropriate. The cumulative amount of revenue earned is limited to the cumulative amount of payments received as of the period ending date.

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

DexCom, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Under the collaboration agreement with Edwards, which provided us with a development grant, we recognized $856,000 and $6.0 million in development grant and other revenue, which represents 7% and 18% of our total revenues for the three and nine months ended September 30, 2010, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	($13,398)	($13,523)	($45,358)	($41,995)
Unrealized gain (loss) on short-term available-for-sale marketable securities	9	(32)	15	(10)
Foreign currency translation gain (loss)	(43)	5	(41)	(4)

Comprehensive loss	($13,432)	($13,550)	($45,384)	($42,009)

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

DexCom, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

The following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$3,693	—	—	$3,693
Marketable securities, available for sale	$24,380	—	—	$24,380
Restricted cash	$1,939	—	—	$1,939

We have maintained only Level 1 financial assets during the three and nine months ended September 30, 2010.

The book values of cash and cash equivalents, short-term marketable securities, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

Convertible Debt Instruments

In May 2008, the FASB issued authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion. The authoritative guidance requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using our nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The authoritative guidance also requires an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The effective date of the authoritative guidance is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. On January 1, 2009, we adopted the provisions of the authoritative guidance which resulted in a reduction to the historical carrying value of the 4.75% convertible senior notes (the “Notes”) due in 2027 on our balance sheet of $26.6 million, a reduction to the carrying value of the debt issuance costs of $1.2 million, and a corresponding increase to paid in capital as of the date of issuance. Our estimated non-convertible borrowing rate of 19.5% was applied to the notes and coupon interest using a present value technique to arrive at the fair value of the liability component. The adoption of the authoritative guidance also resulted in an increase in accumulated deficit of $6.2 million and a corresponding net decrease to the carrying value of the debt discount and issuance costs as of January 1, 2009. The carrying amount of the equity component was $0 and $26.6 million at September 30, 2010 and December 31, 2009, respectively. We recorded non-cash interest expense relating to the amortization of the debt discount in the amounts of $51,000 and $1.2 million for the three months ended September 30, 2010 and 2009, respectively, and $1.1 million and $3.6 million for the nine months ended September 30, 2010 and 2009, respectively. We recorded an interest expense adjustment relating to the contractual coupon payments in the amount of ($20,000) for the three months ended September 30, 2010 and interest expense relating to the contractual coupon payments in the amount of $713,000 for the three months ended September 30, 2009, and $559,000 and $2.1 million for the nine months ended September 30, 2010 and 2009, respectively. As of September 15, 2010, we completed conversions of all Notes that remained outstanding. In aggregate, we have issued 7,928,555 shares of common stock, par value $0.001, in exchange for the conversion of $60,000,000 of total principal amount of the Notes, and no Notes remain outstanding as of September 15, 2010.

DexCom, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

The following table sets forth our net carrying amount of the 4.75% Notes, which is included in long-term debt in the consolidated balance sheets (in thousands):

	September 30, 2010	December 31, 2009
Principal of convertible notes	$—	$60,000
Unamortized debt discount	—	(14,768)

Net carrying amount of convertible notes	$—	$45,232

Recent Accounting Guidance

In October 2009, the FASB issued authoritative guidance for multiple-deliverable revenue arrangements that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This guidance also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the guidance. The guidance does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. This guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We adopted the provisions of the authoritative guidance as of March 31, 2010 on a prospective basis. Prospective application required us to apply the guidance to new arrangements entered into or arrangements materially modified since the beginning of 2010. The prospective application had no impact on our consolidated financial statements for the interim period ended September 30, 2010. There would not have been a material difference in amounts recognized for development grant and other revenue for 2009 if the multiple element arrangements entered into or materially modified during 2009 were subject to the measurement requirements of the amendments of this guidance.

In October 2009, the FASB issued authoritative guidance for certain revenue arrangements that include software elements that reduce the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in the guidance, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the guidance, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The guidance also provides direction on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We must elect the same transition method for this guidance as that chosen for the guidance for multiple-deliverable revenue arrangements. We adopted the provisions of the authoritative guidance as of March 31, 2010 on a prospective basis. The prospective application had no impact on our consolidated financial statements for the interim period ended September 30, 2010.

DexCom, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Options outstanding to purchase common stock	8,385	7,714	8,385	7,714
Restricted stock and restricted stock units	520	41	520	41
Convertible senior notes	—	7,692	—	7,692

Total	8,905	15,447	8,905	15,447

3. Financial Statement Details (in thousands)

Short Term Marketable Securities, Available for Sale

Short term investment securities, consisting solely of debt securities with contractual maturities of less than one year were as follows (in thousands):

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$18,478	$10	$—	$18,488
Corporate debt	5,891	2	(1)	5,892

Total	$24,369	$12	$(1)	$24,380

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$16,198	$7	$(10)	$16,195
Commercial paper	8,244	1	(1)	8,244

Total	$24,442	$8	$(11)	$24,439

Inventory

	September 30, 2010	December 31, 2009
Raw materials	$3,934	$1,613
Work-in-process	529	398
Finished goods	1,890	630

Total	$6,353	$2,641

DexCom, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Accounts Payable and Accrued Liabilities

	September 30, 2010	December 31, 2009
Accounts payable trade	$4,138	$2,600
Accrued tax, audit, and legal fees	930	761
Clinical trials	71	238
Accrued interest on convertible debt	—	831
Accrued other including warranty	1,936	1,315

Total	$7,075	$5,745

Accrued Warranty

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Beginning balance	$429	$63	$129	$71
Charges to costs and expenses	460	457	1,733	777
Costs incurred	(455)	(387)	(1,428)	(715)

Ending balance	$434	$133	$434	$133

4. Commitments and Contingencies

Convertible Senior Notes

In March 2007, we issued $60 million aggregate principal amount of Convertible Senior Notes (the “Notes”) due 2027 in a private offering. The Notes were convertible into shares of common stock based on an initial conversion rate of 128.2051 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $7.80 per share.

Interest on the Notes was due semiannually on March 15 and September 15 of each year at a rate of 4.75% per year. The Notes were redeemable by us beginning March 20, 2010 at a price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest.

For the nine months ended September 30, 2010, we completed exchanges with prior holders of our issued and outstanding Notes, under which we issued an aggregate of approximately 7.9 million shares of our common stock, par value $0.001 per share, in exchange for $60.0 million in aggregate principal amount of the Notes previously held by the exchanging holders, and no Notes remain outstanding as of September 30, 2010. We incurred a loss on the extinguishment of the Notes in the amount of $312,000 and $8.5 million for the three and nine months ended September 30, 2010, which includes the difference between the carrying value and the fair value of the Notes on the conversion date, other consideration given to note holders to induce early conversion and transaction costs incurred with third parties, other than the investors, to settle the conversion of the Notes.

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

DexCom, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

At September 30, 2010, we had total borrowings of $750,000 under the Loan Agreement pursuant to the Facility B Equipment Line and none was available for future borrowings. The loan bears an interest rate equal to the lender’s prime rate plus 0.25% and at September 30, 2010, the interest rate was 3.5%. Beginning April 2008, terms of the Facility B Equipment Line began to require monthly amortized payments through the maturity date of July 2011. Under the amended Loan Agreement, we continue to grant a security interest in substantially all of our personal property as collateral for the loan and are required to maintain cash balances equal to total outstanding loan balances with the lender.

Lease

In January 2007, we entered into a sublease agreement to sublet an existing facility near our corporate headquarters to a third party. Under the terms of the agreement, we sublet approximately 7,000 square feet of facilities space at terms and conditions, including real estate taxes and operating costs, which mirror the original lease agreement. We retain obligations per the original lease. Rental obligations, excluding real estate taxes and operating costs, owed by us, but subject to reimbursement by the subtenant in accordance with the terms of the sublease agreement, as of September 30, 2010, were as follows (in thousands):

Fiscal Year Ending
Remainder of 2010	$29
2011	48

Total	$77

Total rent expense for the three and nine months ended September 30, 2010 was $522,000 and $1.4 million, respectively.

In August 2010, we entered into a First Amendment to Office Lease (the “Agreement”) with Kilroy Realty, L.P. with respect to facilities in the buildings at 6340 Sequence Drive and 6310 Sequence Drive, each in San Diego, California (the “Buildings”).

Under the Agreement, we have leased approximately 102,844 square feet of space in the Buildings, and retain the right and obligation to lease an additional 25,971 square feet in the Buildings. The lease term on the Buildings extends through November 30, 2016. The annual rent payable by us for the Buildings under the Agreement will be as follows:

Period	Annual Rent Amount
9/1/10 - 8/31/11	$1,870,651
9/1/11 - 8/31/12	$1,938,481
9/1/12 - 8/31/13	$2,473,509
9/1/13 - 8/31/14	$2,561,323
9/1/14 - 8/31/15	$2,638,568
9/1/15 - 8/31/16	$2,717,471
9/1/16 - 11/30/16	$699,501

In addition, under the Agreement, we are obligated to pay a share of the real estate taxes and operating costs for the Buildings. Provided we are not in default under the Agreement and the Agreement is still in effect, we generally have the right to extend the lease for an additional five years by giving notice to the landlord prior to the end of the initial term of the lease.

The total obligation for rent under the life of all leases is $14.9 million, excluding real estate taxes and operating costs.

DexCom, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

Each of the seven patents described above have one or more associated reexamination requests in various stages at the Patent Office. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and/or seeking to add new claims. With regard to the four patents originally asserted, two of the patents are in the appeal process and two of the patents have been issued a Certificate of Reexamination. With regard to the two patents in the appeal process, all of the claims for which reexamination was requested currently stand rejected and Abbott filed appeal briefs in each of the cases. In response to those appeal briefs, each of the two examiners’ answers maintained all rejections and Abbott has filed reply briefs in both cases and the Patent Office has heard Abbott’s oral arguments. We also filed second and third reexamination requests against each of the two patents in the appeal process. The Patent Office denied the second requests and ordered reexamination of certain claims raised in the third requests for each of the two patents. With regard to the two patents for which a Certificate of Reexamination has been issued, subsequent reexamination requests have been filed and the Patent Office has ordered reexamination for each of the two patents. For one of those patents, Abbott filed a petition to vacate the Reexamination Order, and we filed an opposition to Abbott’s petition. The Patent Office has not issued any decision on Abbott’s petition. With regard to the three patents subsequently asserted, all three have been issued one or more Certificates of Reexamination and subsequently re-entered the reexamination process. For one of the three patents, the Patent Office issued a Notice of Intent to Issue a Reexamination Certificate on September 2, 2010. For the second patent, Abbott submitted a response to a non-final Office Action on August 30, 2010. For the third patent, we submitted one reexamination request, which was ordered only for the originally issued claims by the Patent Office in March 2010, which is waiting for further action from the Patent Office. We submitted another reexamination request for that third patent. In response, the Patent Office ordered reexamination of certain, but not all, claims issued in the Reexamination Certificate in August 2010. We submitted a petition to seek the director’s review of the examiners’ refusal to order reexamination of certain claims issued in the Reexamination Certificate. The Patent Office has not issued any decision on the petition yet.

In 2008, 2009 and 2010, Abbott copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If an interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also in 2008, Abbott filed reexamination requests seeking to invalidate two of our patents in the Patent Office. In both reexamination requests, the Patent Office ordered the reexamination and issued non-final office actions and we responded to those non-final office actions by seeking claim construction to differentiate certain claims from the prior art, seeking to amend certain claims to overcome the prior art, and canceling certain claims. In each of the proceedings, Abbott has appealed the examiner’s decision to confirm the patentability of our original or amended claims. In both proceedings we have appealed the rejection of certain claims. An oral hearing has been set for December 1, 2010 in one of the proceedings.

DexCom, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

In 2010, Abbott filed reexamination requests seeking to invalidate an additional five of our patents in the Patent Office. All of the five reexamination requests have been granted and non-final rejections have been issued in two of the five requests.

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

Purchase Commitments

We are party to various purchase arrangements related to our development and operational activities including materials used in our glucose monitoring systems. As of September 30, 2010, we had purchase commitments with vendors totaling $4.6 million due within one year. There are no purchase commitments due beyond one year.

5. Development Agreements

Insulet Corporation

On January 7, 2008, we entered into a development agreement with Insulet Corporation (“Insulet”) to integrate our continuous glucose monitoring technology into Insulet’s wireless, handheld OmniPod System Personal Diabetes Manager. The agreement is non-exclusive and does not impact either party’s existing third party development agreements.

Animas Corporation

On January 10, 2008, as amended on January 12, 2009 and July 30, 2009 (“the Animas Amendments”), we entered into a joint development agreement with Animas Corporation (“Animas”) to integrate our continuous glucose monitoring technology into Animas insulin pumps. Under the terms of the amended agreement, Animas will contribute up to $1.1 million to DexCom to offset certain development, clinical and regulatory expenses. The agreement is non-exclusive in the United States, but exclusive outside the United States and does not impact either party’s existing third party development agreements. In January 2008 we received $500,000. In January 2009 we received $250,000. We recorded $25,000 and $164,000 in revenue for the three and nine months ended September 30, 2010, compared to $70,000 and $209,000 for the same period in 2009. Pursuant to the Animas Amendments, we will collaborate with Animas to develop a modified version of our transmitter to support a single, global CGM-enabled insulin pump launch by Animas. We are entitled to receive a one-time $1.0 million milestone payment upon the achievement of performance qualification of a manufacturing line for the modified transmitter and are also entitled to receive an additional one-time $4.0 million payment upon the first regulatory body approval outside the United States for the new system. By separating the milestone payments into $1.0 million and $4.0 million payments as set forth above, the Animas Amendments modify the original $5.0 million milestone payment to which we were entitled, under the original agreement, to receive upon receipt of a CE Mark for the first commercializable product outside of the U.S. (“OUS”).

Edwards Lifesciences LLC

On November 10, 2008, and as amended on May 5, 2009, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Edwards. Pursuant to the Agreement, we and Edwards agreed to develop jointly and to market an in-hospital automatic blood glucose monitoring system. Under the terms of the Collaboration Agreement, as amended, Edwards was obligated to pay us an upfront fee of $13.0 million. In addition, we are entitled to receive up to $22.0 million for product development costs and milestones related to regulatory approvals and manufacturing readiness. We will also receive either a profit-sharing payment of up to 10% of commercial sales of the product, or a royalty of up to 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license under our intellectual property to the critical care sector in the hospital market. Edwards will be responsible for global sales and marketing, and we will initially be responsible for manufacturing. In November 2008 we received $13.0 million. We received $1.3 million and $2.9 million during the three and nine months ended September 30, 2010, respectively. We recorded $856,000 and $6.0 million in development grant and other revenue for the three and nine months ended September 30, 2010, respectively, compared to $2.6 million and $7.6 million for the same periods in 2009, respectively.

DexCom, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

6. Stockholder’s Equity

Follow-on Stock Offering

In January 2010, we completed a follow-on public stock offering of 4,025,000 shares of our common stock for net proceeds of approximately $33.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are based upon current expectations. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including product performance, a lack of acceptance in the marketplace by physicians and patients, the inability to reliably manufacture products in commercial quantities at an acceptable cost, possible delays in our research and development programs or in product approvals, failure to comply with regulatory requirements, uncertainties related to healthcare reform in the United States, the inability of patients to receive reimbursements from third-party payors, inadequate financial and other resources, global economic conditions, and the other risks set forth below under “Risk Factors” and elsewhere in this report. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

Overview

We are a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for ambulatory use by people with diabetes and for use by healthcare providers in the hospital for the treatment of both diabetic and non-diabetic patients. We received approval from the FDA and commercialized our first product in 2006. In 2007, we received approval and began commercializing our second generation system, the SEVEN, and on February 13, 2009, we received approval for our third generation system, the SEVEN PLUS, which is designed for up to seven days of continuous use, and we began commercializing this product in the first quarter of 2009. There are various differences between the SEVEN and the SEVEN PLUS. As compared to the SEVEN, the SEVEN PLUS incorporates additional user interface and algorithm enhancements that are intended to make its glucose monitoring function more accurate and customizable. Our ambulatory product approvals allow for the use of our continuous glucose monitoring systems by adults with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments. Our approved ambulatory products must be prescribed by a physician and include a disposable sensor, a transmitter and a small handheld receiver. Our approved ambulatory products are indicated for use as adjunctive devices to complement, not replace, information obtained from standard home blood glucose monitoring devices and must be calibrated periodically using a standard home blood glucose monitor. The sensor is inserted by the patient and is intended to be used continuously for up to seven days after which it is removed by the patient and may be replaced by a new sensor. Our transmitter and receiver are reusable. On November 26, 2008, we received CE Mark (Conformité Européene) approval for the SEVEN, enabling commercialization of the SEVEN system in the European Union and the countries in Asia and Latin America that recognize the CE Mark, and on September 30, 2009, we received CE Mark approval for the SEVEN PLUS. We initiated a limited commercial launch in the European Union and Israel in 2008 and 2009. To address the in-hospital patient population, we entered into an exclusive agreement with Edwards to develop jointly and market a specific product platform for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for the critical care market. On October 30, 2009, we received CE Mark approval for our first generation blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital, and are continuing to seek approval for this system from the FDA. In partnership with Edwards, we initiated a limited launch of the blood-based, in-vivo automated glucose monitoring system, which we have branded the GlucoClear, in Europe in 2009. From inception to 2006, we devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. Since 2006, we have devoted considerable resources to the commercialization of our ambulatory continuous glucose monitoring systems, including the SEVEN PLUS, as well as the continued research and clinical development of our technology platform.

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

Close Concerns, Inc., a healthcare information firm exclusively focused on diabetes and obesity, founded dQ&A Market Research Inc., a market research business with over 3,000 panel members that participate in diabetes related surveys. A dQ&A Panel Summary Report from September 2010 estimates that our current share of the continuous glucose monitoring system market in the United States is at 47%. The report analyzed responses from 300 panel members who were asked what brand and model of continuous glucose monitoring system they used. 43% of respondents used our SEVEN PLUS product and 4% used our SEVEN.

We have built a direct sales organization to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. To complement our direct sales efforts, we also employ clinical specialists who educate and provide clinical support in the field, and we have entered into a limited number of distribution arrangements that allow distributors to sell our products. We believe our direct, highly-specialized and focused sales organization is sufficient for us to support our sales efforts and have no immediate plans to materially increase the size of the sales organization.

We are leveraging our technology platform to enhance the capabilities of our current products and to develop additional continuous glucose monitoring products. In January 2008, we entered into two separate development agreements, one with Animas Corporation, or Animas, a subsidiary of Johnson & Johnson, and one with Insulet Corporation, or Insulet, to integrate our technology into the insulin pump product offerings of the respective partner, enabling the partner’s insulin pump to receive glucose readings from our transmitter and display this information on the pump’s screen. In addition, we are continuing to seek approval for our fourth generation ambulatory system, and are responding to FDA’s requests for additional data in support of that application. We expect our fourth generation system will further improve sensor reliability, stability and accuracy over the useful life of the sensor, and will be suited for large scale manufacturing. We also intend to seek approval for a pediatric indication (patients under 18 years of age) and a pregnancy indication (patients who develop gestational diabetes) for our product platform in the future. In addition, as described above, we are developing, in collaboration with Edwards, a blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital. Our development timelines are highly dependent on our ability to achieve clinical endpoints and regulatory requirements and to overcome technology challenges, and our development timelines may be delayed due to extended regulatory approval timelines, scheduling issues with patients and investigators, requests from institutional review boards, sensor performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, the FDA may not approve our products, and if approved, we may not achieve acceptance in the marketplace by physicians and patients.

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare and Medicaid, or CMS, released 2008 Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those patients covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices. As of November 2010, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our products by their members. Many of these coverage policies are restrictive in nature and require the patient to comply with documentation and other requirements to demonstrate medical necessity under the policy. In addition, patients who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist patients in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create and liberalize coverage policies with third-party payors and expect to continue to do so in 2010. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, patients may not use them on a widespread basis.

We plan to develop future generations of technologies focused on improved performance and convenience and that will enable intelligent insulin administration. Our next generation of technologies are not yet FDA approved, but in the near term, we are seeking regulatory approval for a fourth generation sensor platform using advanced membrane technologies that are more scalable and reliable. Over the longer term, we plan to develop networked platforms with open architecture, connectivity and transmitters capable of communicating with other devices.

We currently manufacture our devices at our headquarters in San Diego, California. In this facility we have more than 8,000 square feet of laboratory space and approximately 10,000 square feet of controlled environment rooms. In February 2010, our facility was subject to a post-approval inspection by the FDA. After the close of the inspection, the FDA inspector issued a Form 483 identifying several inspectional observations. On June 1, 2010, we also received a warning letter dated May 21, 2010 from the FDA requiring us to file medical device reports (MDRs) in accordance with the MDR regulations for complaints involving sensor wire fractures underneath a patient’s skin. The warning letter also recommended that we add certain warnings and precautions statements to the labeling, patient education brochures, and our company website regarding the appropriate use of the SEVEN and SEVEN PLUS Systems, including that they are not approved for use in children under age 18, pregnant women, or persons on dialysis. In response to the warning letter and the Form 483 inspectional observations, we have taken steps to address the observations to achieve substantial compliance with the FDA regulatory requirements applicable to a commercial medical device manufacturer. In October 2010, we were subject to a follow-up site inspection by the FDA, and upon completion of that inspection, we were notified by the inspector that there were no 483 inspectional observations. We also received written notification dated November 1, 2010 from the FDA that we adequately addressed all issues cited in the warning letter.

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

From inception through September 30, 2010, we generated $79.3 million of product and development grant and other (non-product) revenue, and we have incurred net losses in each year since our inception in May 1999. From inception through September 30, 2010, we had an accumulated deficit of $336.6 million. We expect our losses to continue as we proceed with our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and convertible debt. In April 2005, we completed our initial public offering in which we sold 4,700,000 shares of common stock for net proceeds of $50.5 million. In March 2006, we entered into a Loan Agreement, which was subsequently amended in January 2008. As of September 30, 2010, we had an outstanding balance of $750,000 under the Loan Agreement. In May 2006, we completed a follow-on public offering of 2,117,375 shares of our common stock for net proceeds of $47.0 million. In March 2007, we issued an aggregate principal amount of $60.0 million of 4.75% Convertible Senior Notes due in 2027. In February 2009, we completed a follow-on public offering of 15,994,000 shares of our common stock for net proceeds of approximately $45.6 million. In January 2010, we completed a follow-on public offering of 4,025,000 shares of our common stock for net proceeds of approximately $33.0 million.

Financial Operations

Revenue

From inception through September 30, 2010, we generated $59.5 million in product revenue from the sale of our continuous glucose monitoring systems. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. During the first quarter of 2008, we entered into a joint development agreement with Animas and we recognize development grant and other revenue received pursuant to that agreement ratably over the term of the development period. During the fourth quarter of 2008, we entered into a collaboration agreement with Edwards and we recognize development grant and other revenue received pursuant to that agreement ratably over the term of the development period. From inception through September 30, 2010, we recognized $19.8 million in development grant and other revenue, which includes milestones and services.

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

Results of Operations

Quarter Ended September 30, 2010 Compared to September 30, 2009

Revenue, Cost of Sales and Gross Margin

Product revenues increased $6.2 million to $10.8 million for the three months ended September 30, 2010 compared to $4.6 million for the three months ended September 30, 2009 based primarily on increased sales volume. Product cost of sales increased $2.4 million to $7.0 million for the three months ended September 30, 2010 compared to $4.6 million for the three months ended September 30, 2009. The increased product cost of sales associated with additional product sales was offset primarily by increased manufacturing absorption for the three months ended September 30, 2010 as compared to the same period in 2009. The product gross margin of $3.8 million for the three months ended September 30, 2010 increased $3.8 million compared to $31,000 for the same period in 2009, primarily due to increased revenue and increased manufacturing absorption. During the three months ended September 30, 2010, we increased inventory levels to meet sales forecast requirements and in anticipation of Flextronics’ relocation of its production site from California to China. The increase in our inventory levels resulted in additional absorption of manufacturing costs and a corresponding improvement in product gross margin.

Development grant and other revenues decreased $1.8 million to $888,000 for the three months ended September 30, 2010 compared to $2.6 million for the three months ended September 30, 2009. Development and other cost of sales decreased $600,000 to $1.2 million for the three months ended September 30, 2010 compared to $1.8 million for the three months ended September 30, 2009. The decrease in development grant and other revenues during the three months ended September 30, 2010 was based on longer than expected development and regulatory review timelines under our collaboration arrangements with Edwards and Animas. The decrease in costs associated with development was primarily due to fewer development obligations during the quarter with respect to our collaboration arrangements.

Research and Development. Research and development expense increased $2.7 million to $6.2 million for the three months ended September 30, 2010, compared to $3.5 million for the three months ended September 30, 2009. The increase in research and development expense was primarily due to increased development efforts for our ambulatory products and decreased activity with respect to our development and collaboration agreements. Increased research and development costs include $1.1 million in additional salaries, bonus, and payroll related costs, $392,000 in additional share-based compensation, and $185,000 in additional clinical trial costs.

Selling, General and Administrative. Selling, general and administrative expense increased $1.4 million to $10.4 million for the three months ended September 30, 2010, compared to $8.9 million for the three months ended September 30, 2009. The increase was primarily due to higher selling, customer service, and information technology costs to support revenue growth and the continued commercialization of our products. Major elements of increased selling, general, and administrative expenses include $845,000 in additional salaries, bonus, and payroll related costs, $217,000 in additional commissions, and $203,000 in additional tradeshow expense.

Interest Income. Interest income decreased $73,000 to $20,000 for the three months ended September 30, 2010, compared to $93,000 for the three months ended September 30, 2009. The decrease in interest income was primarily due to lower average interest bearing cash and marketable securities balances and lower yields earned on those balances during the three months ended September 30, 2010 as compared to the same period of 2009.

Interest Expense. Interest expense decreased $2.0 million to $44,000 for the three months ended September 30, 2010, compared to $2.0 million for the three months ended September 30, 2009. The decrease in interest expense was primarily due to lower non-cash interest expense relating to the accretion of the debt discount for the 4.75% senior convertible notes (the “Notes”) issued in March of 2007, and lower coupon interest expense relating to the Notes outstanding as a result of the conversions of the Notes that occurred during the three months ended September 30, 2010.

Loss on Debt Extinguishment upon Conversion of Convertible Debt

For the three months ended September 30, 2010, we completed exchanges with prior holders of our issued and outstanding Notes, under which we issued an aggregate of approximately 512,814 shares of our common stock, par value $0.001 per share, in exchange for $4.0 million in aggregate principal amount of the Notes previously held by the exchanging holders. We incurred a loss on the extinguishment of the Notes in the amount of $312,000 for the three months ended September 30, 2010, which includes the difference between the carrying value and the fair value of the Notes on the conversion date, other consideration given to note holders to induce early conversion and transaction costs incurred with third parties, other than the investors, to settle the conversion of the Notes.

Nine Months Ended September 30, 2010 Compared to September 30, 2009

Revenue, Cost of Sales and Gross Margin

Product revenues increased $15.2 million to $26.6 million for the nine months ended September 30, 2010 compared to $11.4 million for the nine months ended September 30, 2009 based primarily on increased sales volume. Product cost of sales increased $5.7 million to $18.4 million for the nine months ended September 30, 2010 compared to $12.7 million for the nine months ended September 30, 2009. The increased product cost of sales associated with additional product sales was offset primarily by increased manufacturing absorption for the nine months ended September 30, 2010 as compared to the same period in 2009. The product gross margin of $8.1 million for the nine months ended September 30, 2010 increased $9.5 million compared to a loss of $1.3 million for the same period in 2009, primarily due to increased revenue, better direct labor utilization, and increased manufacturing absorption. During the nine months ended September 30, 2010, we increased inventory levels to meet sales forecast requirements and in anticipation of a contract manufacturer that will relocate the production of certain hardware components to an alternate facility. The increase in our inventory levels resulted in additional absorption of manufacturing costs and a corresponding improvement in product gross margin.

Development grant and other revenues decreased $1.4 million to $6.4 million for the nine months ended September 30, 2010 compared to $7.8 million for the nine months ended September 30, 2009. Development and other cost of sales decreased $3.8 million to $3.1 million for the nine months ended September 30, 2010 compared to $6.9 million for the nine months ended September 30, 2009. The decrease in development grant and other revenues during the nine months ended September 30, 2010 was based on longer than expected development and regulatory review timelines under our collaboration arrangements with Edwards and Animas. The decrease in costs associated with development was primarily due to fewer development obligations during the quarter with respect to our collaboration arrangements.

Research and Development. Research and development expense increased $6.2 million to $16.3 million for the nine months ended September 30, 2010, compared to $10.1 million for the nine months ended September 30, 2009. The increase in research and development expense was primarily due to increased development efforts for our ambulatory products and decreased activity with respect to our development and collaboration agreements. Increased research and development costs include $3.2 million in additional salaries, bonus, and payroll related costs, $794,000 in additional share-based compensation, and $513,000 in additional facilities costs.

Selling, General and Administrative. Selling, general and administrative expense increased $4.7 million to $30.5 million for the nine months ended September 30, 2010, compared to $25.8 million for the nine months ended September 30, 2009. The increase was primarily due to higher selling, customer service, and international development costs to support revenue growth and the continued commercialization of our products. Major elements of increased selling, general, and administrative expenses include $3.1 million in additional salaries, bonus, and payroll related costs, $368,000 in additional tradeshow expense and $360,000 in additional depreciation expense.

Interest Income. Interest income decreased $250,000 to $73,000 for the nine months ended September 30, 2010, compared to $323,000 for the nine months ended September 30, 2009. The decrease in interest income was primarily due to lower average interest bearing cash and marketable securities balances and lower yields earned on those balances during the nine months ended September 30, 2010 as compared to the same period of 2009.

Interest Expense. Interest expense decreased $4.4 million to $1.5 million for the nine months ended September 30, 2010, compared to $5.9 million for the nine months ended September 30, 2009. The decrease in interest expense was primarily due to lower non-cash interest expense relating to the accretion of the debt discount for the 4.75% convertible notes issued in March of 2007, and lower coupon interest expense relating to lower principle notes outstanding as a result of the conversions of the notes that occurred during the nine months ended September 30, 2010.

Loss on Debt Extinguishment upon Conversion of Convertible Debt

For the nine months ended September 30, 2010, we completed exchanges with prior holders of our issued and outstanding Notes, under which we issued an aggregate of approximately 7.9 million shares of our common stock, par value $0.001 per share, in exchange for $60.0 million in aggregate principal amount of the Notes previously held by the exchanging holders. We incurred a loss on the extinguishment of the Notes in the amount of $8.5 million for the nine months ended September 30, 2010, which includes the difference between the carrying value and the fair value of the Notes on the conversion date, other consideration given to note holders to induce early conversion and transaction costs incurred with third parties, other than the investors, to settle the conversion of the Notes.

Liquidity and Capital Resources

We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of September 30, 2010, we had an accumulated deficit of $336.6 million and had working capital of $27.5 million. Our cash, cash equivalents and short-term marketable securities totaled $29.9 million, excluding $1.9 million in restricted cash. We have funded our operations primarily from the sale of equity and debt securities and our bank line. As of September 30, 2010 we had a total of $750,000 outstanding under our amended bank equipment loan that we are required to repay through July 2011. In January 2010, we completed a follow-on public offering of 4,025,000 shares of our common stock for net proceeds of approximately $33.0 million.

Net Cash Used in Operating Activities. Net cash used in operating activities decreased $1.0 million to $29.2 million for the nine months ended September 30, 2010, compared to $30.2 million for the same period in 2009. The decrease in cash used in operating activities was due to $7.0 million in additional non-cash charges primarily comprised of loss on the extinguishment of debt upon conversion of our Notes, offset by $3.4 million in higher net loss and $2.6 million in additional changes in operating assets and liabilities.

Net Cash Used In Investing Activities. Net cash used in investing activities was $5.2 million for the nine months ended September 30, 2010, compared to $20.6 million for the same period of 2009. The decrease in cash used in investing activities was primarily due to $9.9 million decrease in cash used to purchase available-for-sale marketable securities and by $7.6 million increase in proceeds from the maturities of short-term marketable securities for the nine months ended September 30, 2010 as compared to the same period in 2009. We invested $4.5 million and $2.5 million in equipment to support manufacturing improvements for the nine months ended September 30, 2010 and 2009, respectively.

Net Cash Provided by Financing Activities. Net cash provided by financing activities decreased $8.1 million to $36.4 million for the nine months ended September 30, 2010, compared to $44.5 million for the same period of 2009. The decrease was primarily due to the $33.0 million in net proceeds generated by the sale of common stock in the follow on public offering completed in January 2010 for the nine months ended September 30, 2010 compared to $45.6 million in the same period of 2009.

Operating Capital and Capital Expenditure Requirements

We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses to continue expand the commercialization of our approved products, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.

We believe that our cash, cash equivalents, short-term marketable securities balances, and projected cash contributions from existing partnership arrangements will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs for at least the next twelve months. If our available cash, cash equivalents and short-term marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, there can be no assurance that we will be successful in obtaining additional cash contributions from future partnership arrangements. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

Because of the numerous risks and uncertainties associated with the development of continuous glucose monitoring technologies, we are unable to estimate the exact amounts of capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including, but not limited to:

•	the revenue generated by sales of our approved products and other future products;

•	the expenses we incur in manufacturing, developing, selling and marketing our products;

•	the quality levels of our products and services;

•	the third party reimbursement of our products for our customers;

•	our ability to efficiently scale our manufacturing operations to meet demand for our current and any future products;

•	the costs, timing and risks of delays of additional regulatory approvals;

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

Contractual Obligations

In April 2006, we entered into an office lease agreement for approximately 66,400 square feet of additional facilities located in San Diego, California. In connection with the lease, we entered into a $664,000 letter of credit to secure future payments under the lease and paid a security deposit in the amount of $89,640 in April 2006. In August 2010, we entered into a First Amendment to Office Lease (the “Agreement”) with respect to facilities in the buildings at 6340 Sequence Drive and 6310 Sequence Drive, each in San Diego, California (the “Buildings”). Under the Agreement, we have leased approximately 102,844 square feet of space in the Buildings, and retain the right and obligation to lease an additional 25,971 square feet in the Buildings. The lease term for the Buildings extends through November 2016 and we have a five-year option to renew the lease upon the expiration of the initial term. Excluding real estate taxes and operating costs, we are required to make total future monthly payments for all of our real estate obligations for the period from September 2010 through November 2016 totaling $14.9 million.

We are party to various purchase arrangements related to components used in production and research and development activities. As of September 30, 2010, we had purchase commitments with certain vendors totaling approximately $4.6 million due within one year. There are no purchase commitments due beyond one year.

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

We provide a “30-day money back guarantee” program whereby customers who purchase the SEVEN PLUS durable system and a package of four disposable sensors may return the SEVEN PLUS durable system for any reason within thirty days of purchase and receive a full refund of their purchase price. At September 30, 2010, we maintained a reserve balance of $37,000 relating to this program. We accrue for estimated returns and/or refunds by reducing revenues and establishing a liability account at the time of shipment based on historical experience.

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

We shipped product directly to certain distributors’ customers and recognized $3.4 million and $8.2 million in revenue, which represents 29% and 25% of our revenues for the three and nine months ended September 30, 2010, respectively. With respect to other distributors which stock inventory of our product and fulfill orders from their inventory, we shipped product to these distributors and recognized $1.2 million and $3.0 million in revenue from these arrangements for the three and nine months ended September 30, 2010. We monitor shipments to, and on-hand inventory levels of, these distributors, and at September 30, 2010 these distributors had limited amounts of our product in their inventory.

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

We use judgment in estimating the value allocable to product revenues or development grant and other revenue based on our estimate of the fair value attributable to the related deliverables. For arrangements that are accounted for as a single unit of accounting, total payments under the arrangement are recognized as revenue on a straight-line basis over the period we expect to complete our performance obligations. We review the estimated period of our performance obligations on a periodic basis and update the recognition period as appropriate. The cumulative amount of revenue earned is limited to the cumulative amount of payments received as of the period ending date.

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

During the first quarter of 2008, we entered into a development agreement with Animas, as amended on January 12, 2009 and July 30, 2009, which provided us with a development grant. During the fourth quarter of 2008, we entered into a collaboration agreement with Edwards, as amended on May 5, 2009, which provided us with a development grant. We recognized $888,000 and $6.4 million in development grant and other revenue for the three and nine months ended September 30, 2010, respectively. As of September 30, 2010, we had $4.4 million in deferred revenue relating to our development and other agreements.

Share-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including employee stock options, restricted stock, restricted stock units and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. We utilize the Black-Scholes option-pricing model as our method of valuation for stock options granted and we use the grant date fair value of our common stock for valuing restricted stock unit awards. Share-based compensation expense recognized for the three and nine months ended September 30, 2010 was $2.3 million and $7.3 million, respectively, compared to $2.1 million and $6.2 million, respectively, for the three and nine months ended September 30, 2009. As of September 30, 2010, there was $17.7 million of unrecognized compensation cost related to unvested options, restricted stock and restricted stock units that we expect to be recognized as a component of our operating expenses through 2014. Compensation costs will be adjusted for future changes in estimated forfeitures.

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

Convertible Debt Instruments

In May 2008, the FASB issued authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion. The authoritative guidance requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using our nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The authoritative guidance also requires an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The effective date of the authoritative guidance is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. On January 1, 2009, we adopted the provisions of the authoritative guidance which resulted in a reduction to the historical carrying value of the Notes due in 2027 on our balance sheet of $26.6 million, a reduction to the carrying value of the debt issuance costs of $1.2 million, and a corresponding increase to paid in capital as of the date of issuance. Our estimated non-convertible borrowing rate of 19.5% was applied to the notes and coupon interest using a present value technique to arrive at the fair value of the liability component. The adoption of the authoritative guidance also resulted in an increase in accumulated deficit of $6.2 million and a corresponding net decrease to the carrying value of the debt discount and issuance costs as of January 1, 2009. The carrying amount of the equity component was $0 and $26.6 million at September 30, 2010 and December 31, 2009, respectively. We recorded non-cash interest expense relating to the amortization of the debt discount in the amounts of $51,000 and $1.2 million for the three months ended September 30, 2010 and 2009, respectively, and $1.1 million and $3.6 million for the nine months ended September 30, 2010 and 2009, respectively. We recorded an interest expense adjustment relating to the contractual coupon payments in the amount of ($20,000) for the three months ended September 30, 2010 and interest expense relating to the contractual coupon payments in the amount of $713,000 for the three months ended September 30, 2009, and $559,000 and $2.1 million for the nine months ended September 30, 2010 and 2009, respectively.

We account for the conversion of our Notes in accordance with the authoritative guidance, in which a gain (loss) on the extinguishment of debt upon conversion is calculated as the difference between the carrying value and the fair value of the Notes on the conversion date. Determining the fair value of the liability component requires the use of accounting estimates and assumptions which are judgmental in nature and could have a significant impact on the valuation. For the nine month period ended September 30, 2010, we applied non-convertible debt borrowing rates between 10.5% and 13.0% to the notes and coupon interest using a present value technique to determine the fair value of the liability components at conversion.

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance for multiple-deliverable revenue arrangements that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This guidance also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the guidance. The guidance does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. This guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We adopted the provisions of the authoritative guidance as of March 31, 2010 on a prospective basis. Prospective application required us to apply the guidance to new arrangements entered into or arrangements materially modified since the beginning of 2010. The prospective application had no impact on our consolidated financial statements for the interim period ended September 30, 2010. There would not have been a material difference in amounts recognized for development and other revenue for 2009 if the multiple element arrangements entered into or materially modified during 2009 were subject to the measurement requirements of the amendments of this guidance.

In October 2009, the FASB issued authoritative guidance for certain revenue arrangements that include software elements that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in the guidance, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the guidance, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The guidance also provides direction on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We must elect the same transition method for this guidance as that chosen for the guidance for multiple-deliverable revenue arrangements. We adopted the provisions of the authoritative guidance as of March 31, 2010 on a prospective basis. The prospective application had no impact on our consolidated financial statements for the interim period ended September 30, 2010.

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

Each of the seven patents described above have one or more associated reexamination requests in various stages at the Patent Office. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and/or seeking to add new claims. With regard to the four patents originally asserted, two of the patents are in the appeal process and two of the patents have been issued a Certificate of Reexamination. With regard to the two patents in the appeal process, all of the claims for which reexamination was requested currently stand rejected and Abbott filed appeal briefs in each of the cases. In response to those appeal briefs, each of the two examiners’ answers maintained all rejections and Abbott has filed reply briefs in both cases and the Patent Office has heard Abbott’s oral arguments. We also filed second and third reexamination requests against each of the two patents in the appeal process. The Patent Office denied the second requests and ordered reexamination of certain claims raised in the third requests for each of the two patents. With regard to the two patents for which a Certificate of Reexamination has been issued, subsequent reexamination requests have been filed and the Patent Office has ordered reexamination for each of the two patents. For one of those patents, Abbott filed a petition to vacate the Reexamination Order, and we filed an opposition to Abbott’s petition. The Patent Office has not issued any decision on Abbott’s petition. With regard to the three patents subsequently asserted, all three have been issued one or more Certificates of Reexamination and subsequently re-entered the reexamination process. For one of the three patents, the Patent Office issued a Notice of Intent to Issue a Reexamination Certificate on September 2, 2010. For the second patent, Abbott submitted a response to a non-final Office Action on August 30, 2010. For the third patent, we submitted one reexamination request, which was ordered only for the originally issued claims by the Patent Office in March 2010, which is waiting for further action from the Patent Office. We submitted another reexamination request for that third patent. In response, the Patent Office ordered reexamination of certain, but not all, claims issued in the Reexamination Certificate in August 2010. We submitted a Petition to seek the director’s review of the examiners’ refusal to order reexamination of certain claims issued in the Reexamination Certificate. The Patent Office has not issued any decision on the petition yet.

In 2008, 2009 and 2010, Abbott copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If an interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also in 2008, Abbott filed reexamination requests seeking to invalidate two of our patents in the Patent Office. In both reexamination requests, the Patent Office ordered the reexamination and issued non-final office actions and we responded to those non-final office actions by seeking claim construction to differentiate certain claims from the prior art, seeking to amend certain claims to overcome the prior art, and canceling certain claims. In each of the proceedings, Abbott has appealed the examiner’s decision to confirm the patentability of our original or amended claims. In both proceedings we have appealed the rejection of certain claims. An oral hearing has been set for December 1, 2010 in one of the proceedings.

In 2010, Abbott filed reexamination requests seeking to invalidate an additional five of our patents in the Patent Office. All of the five reexamination requests have been granted and non-final rejections have been issued in two of the five requests.

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

We are a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for ambulatory use by people with diabetes and for use by healthcare providers in the hospital for the treatment of both diabetic and non-diabetic patients. We received approval from the FDA and commercialized our first product in 2006. In 2007, we received approval and began commercializing our second generation system, the SEVEN, and on February 13, 2009, we received approval for our third generation system, the SEVEN PLUS, which is designed for up to seven days of continuous use, and we began commercializing this product in the first quarter of 2009. There are various differences between the SEVEN and the SEVEN PLUS. As compared to the SEVEN, the SEVEN PLUS incorporates additional user interface and algorithm enhancements that are intended to make its glucose monitoring function more accurate and customizable. Our ambulatory product approvals allow for the use of our continuous glucose monitoring systems by adults with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments. Our approved ambulatory products must be prescribed by a physician and include a disposable sensor, a transmitter and a small handheld receiver. Our approved ambulatory products are indicated for use by patients age eighteen or older as adjunctive devices to complement, not replace, information obtained from standard home blood glucose monitoring devices and must be calibrated periodically using a standard home blood glucose monitor. The sensor is inserted by the patient and is intended to be used continuously for up to seven days after which it is removed by the patient and may be replaced by a new sensor. Our transmitter and receiver are reusable. On November 26, 2008, we received CE Mark (Conformité Européene) approval for the SEVEN, enabling commercialization of the SEVEN system in the European Union and the countries in Asia and Latin America that recognize the CE Mark, and on September 30, 2009, we received CE Mark approval for the SEVEN PLUS. We initiated a limited commercial launch in the European Union and Israel in 2008 and 2009. To address the in-hospital patient population, we entered into an exclusive agreement with Edwards to develop jointly and market a specific product platform for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for the critical care market. On October 30, 2009, we received CE Mark approval for our first generation blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital, branded the GlucoClear, and are continuing to seek approval for this system from the FDA. In partnership with Edwards, we initiated a limited launch of the GlucoClear in Europe in 2009. From inception to 2006, we devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. Since 2006, we have devoted considerable resources to the commercialization of our ambulatory continuous glucose monitoring systems, including the SEVEN PLUS, as well as the continued research and clinical development of our technology platform.

We expect that sales of our SEVEN PLUS, which consists of a handheld receiver, reusable transmitter and disposable sensor, will account for substantially all of our product revenue for the foreseeable future. From inception through September 30, 2010, product revenues total approximately $59.5 million. We have limited experience in selling our products and we might be unable to successfully commercialize our products on a wide scale for a number of reasons, including:

•	market acceptance of our products by physicians and patients will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use;

•	our FDA and other regulatory submissions may be delayed, or approved with limited product labeling;

•	we may not be able to manufacture our products in commercial quantities or at an acceptable cost;

•

patients do not generally receive broad reimbursement from third-party payors for their purchase of our products since many payors require that a patient meet specific medical criteria to qualify for reimbursement, which may reduce widespread use of our products;

•	the limited size of our sales force and our relative inexperience in marketing, selling and distributing our products;

•	we may not have adequate financial or other resources to successfully commercialize our products;

•	the uncertainties associated with establishing and qualifying new manufacturing facilities;

•	our SEVEN PLUS is not labeled as a replacement for the information that is obtained from single-point finger stick devices;

•	patients will need to incur the costs of our SEVEN PLUS in addition to single-point finger stick devices;

•	the introduction and market acceptance of competing products and technologies;

•	our inability to obtain sufficient quantities of supplies at appropriate quality levels from our sole source and other key suppliers;

•	our inability to manufacture products that perform in accordance with expectations of consumers; and

•	rapid technological change may make our technology and our products obsolete.

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

We have incurred net losses in each year since our inception in May 1999, including a net loss of $45.4 million for the nine months ended September 30, 2010. As of September 30, 2010, we had an accumulated deficit of $336.6 million. We have financed our operations primarily through private placements of our equity and debt securities and our public offerings, and have devoted a substantial portion of our resources to research and development relating to our continuous glucose monitoring systems, including our in-hospital product development, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of the SEVEN PLUS. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products, including our next generation sensor and the GlucoClear. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public healthcare and medical device companies. As a result, we expect to continue to incur significant operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

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

We may require additional funding to continue the commercialization of our SEVEN PLUS or the development and commercialization of our next generation and other continuous glucose monitoring systems, including the blood-based in-vivo automated glucose monitoring system.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including further development of our direct sales force and expansion of our manufacturing capacity, and on research and development, including conducting clinical trials for our blood-based in-vivo automated blood glucose monitoring system as well as our next generation continuous glucose monitoring sensors and systems. For the nine months ended September 30, 2010, our net cash used in operating activities was $29.2 million, compared to $30.2 million for the same period in 2009, and as of September 30, 2010, we had working capital of $27.5 million comprised of $31.8 million in cash, cash equivalents and short-term marketable securities, and includes $1.9 million in restricted cash. We expect that our cash used by operations will increase significantly in each of the next several years, and, although we recently completed a follow-on public offering of 4,025,000 shares of our common stock for net proceeds to the company of approximately $33.0 million, we may need additional funds to continue the commercialization of our products and for the development and commercialization of our next generation sensors and systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

•	the revenue generated by sales of our products and other future products;

•	the costs, timing and risks of delay of additional regulatory approvals;

•	the expenses we incur in manufacturing, developing, selling and marketing our products;

•	our ability to scale our manufacturing operations to meet demand for our current and any future products;

•	the costs to produce our continuous glucose monitoring systems;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the rate of progress and cost of our clinical trials and other development activities;

•	the success of our research and development efforts;

•	the emergence of competing or complementary technological developments;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish; and

•	the acquisition of businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

If adequate funds are not available, we may not be able to commercialize our products at the rate we desire and we may have to delay development or commercialization of our other products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce sales, marketing, customer support or other resources devoted to our products. Any of these factors could harm our financial condition.

Healthcare reforms, changes in healthcare policies and changes to third-party reimbursements for our products may affect demand for our products.

Comprehensive healthcare legislation, signed into law in March 2010, imposes stringent compliance, recordkeeping, and reporting requirements on companies in various sectors of the life sciences industry, with which we may need to comply, and enhanced penalties for non-compliance with the new healthcare regulations. The U.S. government may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect reimbursement for healthcare products such as the SEVEN PLUS. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness and costs of different treatment technologies and modalities; imposing price controls and taxes on medical device providers; and other measures. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for our current and future products. These include changes that may reduce reimbursement rates for our products and changes that may be proposed or implemented by the current U.S. Presidential administration or Congress.

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

The healthcare industry is subject to extensive federal, state and local laws and regulations, including those relating to:

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

In addition, healthcare laws and regulations may change significantly in the future. Any new healthcare laws or regulations may adversely affect our business. A review of our business by courts or regulatory authorities may result in a determination that could adversely affect our operations. Also, the healthcare regulatory environment may change in a way that restricts or adversely impacts our operations.

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

To achieve commercial success for the SEVEN PLUS and our future products, we must continue to develop and grow our sales and marketing organization and enter into partnerships or other arrangements to market and sell our products. We currently employ a small direct sales force to market our products in the United States. In the United States, our sales force calls directly on healthcare providers and patients throughout the country to initiate sales of our products. Our sales organization competes with the experienced, larger and well-funded marketing and sales operations of our competitors. We have also entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. Our U.S. distribution partnerships are focused on accessing underrepresented regions and, in some instances, regional third-party payors that contract exclusively with distributors. Our European distribution partners call directly on healthcare providers to market and sell our products in Europe. Because of the competition for their services, we may be unable to partner with or retain additional qualified distributors. Further, we may not be able to enter into agreements with distributors on commercially reasonable terms, if at all.

Additionally, to aid our efforts to obtain timely and comprehensive reimbursement of our products for our customers, we must continue to improve our customer service processes and scale our information technology systems.

Developing and managing a direct sales organization is a difficult, expensive and time consuming process. To be successful we must:

•	recruit and retain adequate numbers of effective and experienced sales personnel;

•	effectively train our sales personnel in the benefits and risks of our products;

•

establish and maintain successful sales and marketing and education programs that educate endocrinologists, physicians and diabetes educators so they can appropriately inform their patients about our products; and

•	manage geographically disbursed sales and marketing operations.

If we are unable to establish adequate sales, marketing and distribution capabilities or enter into and maintain arrangements with third parties to sell, market and distribute our products, our business may be harmed.

We have entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. To the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States or Europe, our product margins could be lower than if we directly marketed and sold our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and patients in Europe will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.

Although many third party payors have adopted some form of coverage policy on continuous glucose monitoring devices, our products do not yet have broad-based contractual coverage with third party payors and we frequently experience administrative challenges in obtaining reimbursement for our customers. If we are unable to obtain adequately broad reimbursement at acceptable prices for our products or any future products from third party payors, we will be unable to generate significant revenue.

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. To date, our products are not reimbursed by virtue of a national coverage decision by Medicare. Although CMS released 2008 Alpha-Numeric HCPCS codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those patients covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices. As of November 2010, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our products by their members. However, patients without insurance that covers our products will have to bear the financial cost of them. In the United States, patients using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will be substantially dependent on whether third-party reimbursement is widely available for patients that use them. While many third party payors have adopted some form of coverage policy on continuous glucose monitoring devices, those coverage policies frequently require significant medical documentation in order for patients to obtain reimbursement, and as a result, we have experienced difficulty in improving the efficiency of our customer service group. In addition, Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain additional reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. The continuing efforts of government and third-party payors to contain or reduce the costs of healthcare may limit our revenue. Furthermore, we are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our initial dependence on the commercial success of the SEVEN PLUS makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the SEVEN PLUS, patients may not use our products.

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

We currently have limited resources, facilities and experience in commercially manufacturing sufficient quantities of product to meet expected demand. In the past, we have had difficulty scaling our manufacturing operations to provide a sufficient supply of product to support our commercialization efforts. From time to time, we have also experienced brief periods of backorder and, at times, have had to limit the efforts of our sales force to introduce our products to new customers. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. We have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts, however, there can be no assurances that supply will not be constrained in the future. In order to produce our products in the quantities we anticipate will be necessary to meet market demand, we will need to increase our manufacturing capacity by a significant factor over the current level. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, materials procurement, manufacturing site expansion, problems with production yields and quality control and assurance. Developing commercial-scale manufacturing facilities will require the investment of substantial additional funds and the hiring and retention of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience. Also, the scaling of manufacturing capacity is subject to numerous risks and uncertainties, and may lead to variability in product quality or reliability, increased construction timelines, as well as resources required to design, install and maintain manufacturing equipment, among others, all of which can lead to unexpected delays in manufacturing output. In addition, any changes to our manufacturing processes may require FDA submission and approval and our facilities may have to undergo additional inspections by the FDA and corresponding state agencies. We cannot assure you that we will be able to develop and expand our manufacturing process and operations or obtain FDA and state agency approval of our facilities in a timely manner or at all. If we are unable to manufacture a sufficient supply of our current products or any future products for which we may receive approval, maintain control over expenses or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand and our business will suffer.

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

We rely on Flextronics International, Ltd. to manufacture and supply circuit boards for our receiver; we rely on On Semiconductor Corp. to manufacture and supply the application specific integrated circuit, or ASIC, that is incorporated into the transmitter; we rely on DSM PTG, Inc. to manufacture certain polymers used to synthesize our polymeric biointerface membranes for our products; and we rely on The Tech Group to supply our injection molded components. Each of these suppliers is a single-source supplier. In some cases, our agreements with these and our other suppliers can be terminated by either party upon short notice. Our contract manufacturers also rely on single-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Some of our single source suppliers, including Flextronics, are shifting their manufacturing and assembly sites to China and other international locations, which sites may require additional FDA approval and inspection. Should any such FDA approval be delayed, or such inspection require corrective action, our supply of critical components may be constrained or unavailable. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

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

Our SEVEN PLUS systems are classified by the FDA as PMA medical devices. The GlucoClear has not yet been classified by the FDA. Before submitting any additional PMA or 510(k) applications we must successfully complete pre-clinical studies, bench-testing, and clinical trials that we believe will demonstrate that the product is safe and effective. Product development, including pre-clinical studies and clinical trials, is a long, expensive and uncertain process and is subject to delays and failure at any stage. Furthermore, the data obtained from the studies and trial may be inadequate to support approval of a PMA or 510(k) application and the FDA may request additional clinical data in support of those applications, which may result in significant additional clinical expenses and may delay product approvals. While we have in the past obtained, and may in the future obtain, an Investigational Device Exemption, or IDE, prior to commencing clinical trials for our continuous glucose monitoring systems, FDA approval of an IDE application permitting us to conduct testing does not mean that the FDA will consider the data gathered in the trial to be sufficient to support approval of a PMA or 510(k) application, even if the trial’s intended safety and efficacy endpoints are achieved. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including 510(k) submissions, by hiring new investigators and increasing the frequency and scope of its inspections of manufacturing facilities. The FDA has recently also significantly increased the number of warning letters issued to companies. Unexpected changes to the FDA or foreign regulatory approval processes could also delay or prevent the approval of our products submitted for review. The data drawn from our clinical trials may not be sufficient to support approval of our products or additional or expanded indications. Medical device stock prices have declined significantly in certain circumstances where companies have failed to meet expectations in regards to the timing of regulatory approval. If the FDA’s response causes product approval delays, or is not favorable for any of our products, our stock price could decline substantially.

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

•	regulatory inspections of our clinical trials or manufacturing facilities may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials;

•	changes in governmental regulations, policies or administrative actions;

•	the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or efficacy; and

•	the FDA concludes that our trial design is inadequate to demonstrate safety and efficacy.

The results of pre-clinical studies do not necessarily predict future clinical trial results, and prior clinical trial results might not be repeated in subsequent clinical trials. Additionally, the FDA may disagree with our interpretation of the data from our pre-clinical studies and clinical trials, or may find the clinical trial design, conduct or results inadequate to prove safety or efficacy, and may require us to pursue additional pre-clinical studies or clinical trials, which could further delay the approval of our products. If we are unable to demonstrate the safety and efficacy of our products in our clinical trials to the FDA’s satisfaction, we will be unable to obtain regulatory approval to market our products in the United States. In addition, the data we collect from our current clinical trials, our pre-clinical studies and other clinical trials may not be sufficient to support FDA approval, even if our endpoints are met.

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

Pursuant to the Collaboration Agreement entered into with Edwards, we are jointly developing the GlucoClear, a blood-based in-vivo automated glucose monitoring system. We are continuing to seek FDA approval for this device, and are working with Edwards on responding to the FDA’s requests for additional data. We cannot predict when, if ever, the GlucoClear will obtain FDA approval. The regulatory approval process for this device, and any other continuous glucose monitoring system in development involves, among other things, successfully completing clinical trials and obtaining either prior 510(k) clearance or prior approval from the FDA through the PMA process. The 510(k) process would require us to establish (including through pre-clinical testing, bench testing, and/or potentially clinical data) that our blood-based in vivo automated glucose monitoring system (or any other devices we may seek to develop) are substantially equivalent in terms of indication, technological characteristics, and performance to one or more legally marketed devices eligible to be cited as predicates in the 510(k) process. The PMA process requires us to prove the safety and efficacy of our continuous blood glucose monitoring system to the FDA’s satisfaction. This process can be expensive and uncertain, requires detailed and comprehensive scientific and human clinical data, generally takes one to three years after a PMA application is filed and may never result in the FDA granting a PMA. The FDA can refuse to grant us 510(k) clearance or delay, limit or deny approval of a PMA application for many reasons, including:

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

        Any product for which we obtain marketing approval will be subject to continual review and periodic inspections by the FDA and other regulatory bodies, which may include inspection of our manufacturing processes, post-approval clinical data and promotional activities for such product. The FDA’s medical device reporting, or MDR, regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury. We and our suppliers are also required to comply with the FDA’s Quality System Regulation, or QSR, and other regulations, which cover the methods and documentation of the design, testing, production, control, selection and oversight of suppliers or contractors, quality assurance, labeling, packaging, storage, complaint handling, shipping and servicing of our products. The FDA enforces the QSR through unannounced inspections. We currently manufacture our devices at our headquarters facility in San Diego, California. In this facility we have more than 8,000 square feet of laboratory space and approximately 10,000 square feet of controlled environment rooms. In February 2010, our facility was subject to a post-approval inspection by the FDA. After the close of the inspection, the FDA investigator issued a Form 483 identifying several inspectional observations. Subsequent to the inspection, we also received a warning letter from the FDA requiring us to file medical device reports (MDRs) in accordance with the MDR regulations for complaints involving sensor wire fractures underneath a patient’s skin. The warning letter also recommended that we add certain warnings and precautions statements to the labeling, patient education brochures, and our company website regarding the appropriate use of the SEVEN and SEVEN PLUS Systems, including that they are not approved for use in children under age 18, pregnant women, or persons on dialysis. In response to the warning letter and the Form 483 inspectional observations, we have taken corrective action to address the observations to achieve substantial compliance with the FDA regulatory requirements applicable to a commercial medical device manufacturer. In October 2010, we were subject to a follow-up site inspection by the FDA, and upon completion of that inspection, we were notified by the inspector that there were no 483 inspectional observations. We also received written notification dated November 1, 2010 from the FDA that we adequately addressed all issues cited in the warning letter.

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

Each of the seven patents described above have one or more associated reexamination requests in various stages at the Patent Office. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, and/or seeking to add new claims. With regard to the four patents originally asserted, two of the patents are in the appeal process and two of the patents have been issued a Certificate of Reexamination. With regard to the two patents in the appeal process, all of the claims for which reexamination was requested currently stand rejected and Abbott has filed an appeal brief in each of the cases. In response to those appeal briefs, each of the two examiner’s answers maintained all rejections and Abbott has filed reply briefs in both cases, and the Patent Office has heard Abbott’s oral arguments. We also filed second and third reexamination requests against each of the two patents in the appeal process. The Patent Office denied the second requests and ordered reexamination of certain claims raised in the third requests for each of the two patents. With regard to the two patents for which a Certificate of Reexamination has been issued, subsequent reexamination requests have been filed and the Patent Office has ordered reexamination for each of the two patents. For one of those patents, Abbott filed a petition to vacate the Reexamination Order, and we filed an opposition to Abbott’s petition. The Patent Office has not issued any decision on Abbott’s petition. With regard to the three patents subsequently asserted, all three have been issued one or more Certificates of Reexamination and subsequently re-entered the reexamination process. For one of the three patents, the Patent Office issued a Notice of Intent to Issue a Reexamination Certificate on September 2, 2010. For the second patent, Abbott submitted a response to a non-final Office Action on August 30, 2010. For the third patent, we submitted one Reexamination Request, which was ordered only for the originally issued claims by the Patent Office in March 2010, which is waiting for further action from the Patent Office. We submitted another reexamination request for that third patent. In response, the Patent Office ordered reexamination of certain, but not all, claims issued in the Reexamination Certificate in August 2010. We submitted a petition to seek the director’s review of the examiners’ refusal to order reexamination of certain claims issued in the Reexamination Certificate. The Patent Office has not issued any decision on the petition yet.

In 2008, 2009 and 2010, Abbott copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If an interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also in 2008, Abbott filed reexamination requests seeking to invalidate two of our patents in the Patent Office. In both reexamination requests, the Patent Office ordered the reexamination and issued non-final office actions and we responded to those non-final office actions by seeking claim construction to differentiate certain claims from the prior art, seeking to amend certain claims to overcome the prior art, and canceling certain claims. In each of the proceedings, Abbott has appealed the examiner’s decision to confirm the patentability of our original or amended claims. In both proceedings we have appealed the rejection of certain claims. An oral hearing has been set for December 1, 2010 in one of the proceedings.

In 2010, Abbott filed reexamination requests seeking to invalidate an additional five of our patents in the Patent Office. All of the five reexamination requests have been granted and non-final rejections have been issued in two of the five requests.

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

The market for glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In selling the SEVEN PLUS, we compete directly with Roche Diabetes Care, a division of Roche Diagnostics; LifeScan, Inc., a division of Johnson & Johnson; the MediSense and TheraSense divisions of Abbott Laboratories; and Bayer Corporation, each of which manufactures and markets products for the single-point finger stick device market. Collectively, these companies currently account for substantially all of the worldwide sales of self-monitored glucose testing systems. Several companies are developing or marketing short-term continuous glucose monitoring products that will compete directly with our products. To date, in addition to us, three other companies, Cygnus, Medtronic and Abbott, have received approval from the FDA for continuous glucose monitors. We believe that one of the products, originally developed and marketed by Cygnus, is no longer actively marketed. In addition, we believe that others are developing invasive and non-invasive continuous glucose monitoring systems. Most of the companies developing or marketing competing devices are publicly traded or divisions of publicly-traded companies, and these companies enjoy several competitive advantages, including:

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

On November 10, 2008, we entered into a Collaboration Agreement with Edwards pursuant to which we have agreed to develop jointly and to market a blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital. Under the Collaboration Agreement, we expect to receive payments for various milestones related to regulatory approvals and commercial readiness of the product. In addition, we also expect to receive either a profit-sharing payment of 10% of commercial sales of the product, or a royalty of 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license to our intellectual property that relates to blood-based glucose sensors in the critical care sector of the hospital market. However, this collaboration may not result in the development of products that achieve regulatory approval in the United States or commercial success, which would result in various penalties to us under the Collaboration Agreement, up to and including delay or loss of some or all of our milestone payments and rights to any profit-sharing or royalties. On October 30, 2009, we received CE Mark approval for the first generation GlucoClear that we developed in collaboration with Edwards. Although Edwards commenced market evaluations during 2009, we do not expect this product to generate significant revenue during 2010. We are continuing to seek approval from the FDA for this product, and are working with Edwards on responding to the FDA’s requests for additional data. We cannot predict when, if ever, the GlucoClear will obtain FDA approval.

We enter into collaborations with third parties related to our SEVEN PLUS that may not result in the development of commercially viable products or the generation of significant future revenues.

        In the ordinary course of our business, we enter into collaborative arrangements to develop new products and to pursue new markets, such as our agreements with Animas and Insulet, to integrate our receiver technology into their respective insulin delivery systems. We have also entered into an OUS Commercialization Agreement, as amended, with Animas pursuant to which Animas retains the exclusive right to develop and market outside the United States an ambulatory insulin pump that is combined with our continuous glucose monitoring technology. These collaborations may not result in the development of products that achieve commercial success and could be terminated prior to developing any products. Accordingly, we cannot assure you that any of our collaborations will result in the successful development of a commercially viable product or result in significant additional future revenues. In addition, our development timelines are highly dependent on our ability to achieve clinical endpoints and regulatory requirements and to overcome technology challenges, and may be delayed due to scheduling issues with patients and investigators, requests from institutional review boards, product performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, the FDA may not approve the combined products or may require additional product testing and clinical trials before approving the combined products, which would result in product launch delays and additional expense. If approved by the FDA, the combined products may not achieve acceptance in the marketplace by physicians and patients.

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

We may be subject to claims against us even if the apparent injury is due to the actions of others or misuse of the device. Our customers, either on their own or following the advice of their physicians, may use our products in a manner not described in the products’ labeling and that differs from the manner in which it was used in clinical studies and approved by the FDA. For example, our SEVEN PLUS is designed to be used by a patient continuously for up to seven days, but the patient might be able to circumvent the safeguards designed into the SEVEN PLUS and use the product for longer than seven days. Off-label use of products by patients is common, and any such off-label use of our products could subject us to additional liability. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial volunteers or result in reduced acceptance of our products in the market.

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

We are highly dependent on our senior management, especially Terrance H. Gregg, our President and Chief Executive Officer, Steven R. Pacelli, our Chief Operating Officer, Jorge Valdes, our Chief Technical Officer, and Andrew K. Balo, our Senior Vice President of Clinical and Regulatory Affairs. Our success will depend on our ability to retain our current management and to attract and retain qualified personnel in the future, including sales persons, scientists, clinicians, engineers and other highly skilled personnel. Competition for senior management personnel, as well as sales persons, scientists, clinicians and engineers, is intense and we may not be able to retain our personnel. The loss of the services of members of our senior management, scientists, clinicians or engineers could prevent the implementation and completion of our objectives, including the commercialization of our current products and the development and introduction of additional products. The loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. Each of our officers may terminate their employment at any time without notice and without cause or good reason. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees.

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

The laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the Securities and Exchange Commission, or SEC, will result in increased costs to us as we evaluate the implications of any new rules and regulations and respond to new requirements under such rules and regulations. We are required to comply with many of these rules and regulations, and will be required to comply with additional rules and regulations in the future. Furthermore, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. While this new law is primarily focused on bank reform and consumer protection, it also makes significant changes to corporate governance and executive compensation rules for public companies across all industries. As an early commercialization stage company with limited capital and human resources, we will need to divert management’s time and attention away from our business in order to ensure compliance with these regulatory requirements. This diversion of management’s time and attention may have a material adverse effect on our business, financial condition and results of operations.

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

In March 2006, we entered into our Loan Agreement that provided for a loan to finance various equipment and leasehold improvement expenses. In January 2008, we amended our Loan Agreement to enable us to draw an additional $3.0 million. We are required to repay this additional amount at intervals through July 2011. As of September 30, 2010, we had a total outstanding loan balance under the Loan Agreement of $750,000. The Loan Agreement requires us to maintain a minimum cash balance with Square 1 Bank, and also imposes certain limitations on us, including, among others, limitations on our ability to:

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

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as a part of this report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

10.27	First Amendment to Office Lease between DexCom, Inc. and Kilroy Realty, L.P., dated August 18, 2010.					X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that DexCom specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXCOM, INC.
(Registrant)

Dated: November 4, 2010	By:	/S/ TERRANCE H. GREGG
Terrance H. Gregg,
President and Chief Executive Officer

Dated: November 4, 2010	By:	/S/ JESS ROPER
Jess Roper,
Chief Financial Officer