Form 10-K
period 2010-12-31
DEXCOM INC
filed 2011-03-03
CIK 1093557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Yes  ☒    No   ☐

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

Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $657,285,311 based on the closing sales price as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2011
Common stock, $0.001 par value per share	62,208,159 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.

Designated portions of the Proxy Statement relating to the 2011 Annual Meeting of the Stockholders (the “Proxy Statement”): Part III (Items 9, 10, 11, 12, and 13). Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

Ambulatory Product Line: SEVEN® PLUS

We received approval from the Food and Drug Administration, or FDA, and commercialized our first product in 2006. In 2007, we received approval and began commercializing our second generation system, the SEVEN, and on February 13, 2009, we received approval for our third generation system, the SEVEN PLUS, which is designed for up to seven days of continuous use, and we began commercializing this product in the first quarter of 2009. We no longer market or provide support for the SEVEN system. There are various differences between the SEVEN and the SEVEN PLUS. As compared to the SEVEN, the SEVEN PLUS incorporates additional user interface and algorithm enhancements that are intended to make its glucose monitoring function more accurate and customizable. The approval of the SEVEN PLUS by the FDA allows for the use of the SEVEN PLUS by adults with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments.

In-Hospital Product Line: GlucoClear®

To address the in-hospital patient population, we entered into an exclusive agreement with Edwards Lifesciences LLC, or Edwards, to develop jointly and market a specific product platform for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for the critical care market. On October 30, 2009, we received CE Mark approval for our first generation blood-based in-vivo automated glucose monitoring system, which we have branded the GlucoClear, for use by healthcare providers in the hospital, and are continuing to seek approval for this system from the FDA. In partnership with Edwards, we initiated a very limited launch of the GlucoClear system in Europe in 2009.

Background

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

The International Diabetes Federation, or IDF, estimates that 285 million people around the world have diabetes, and the Centers for Disease Control, or CDC, estimates that diabetes affects 25.8 million people in the United States. IDF estimates that by 2030, the worldwide incidence of people suffering from diabetes will reach 438.0 million. The increased prevalence of diabetes is believed to be the result of an aging population, unhealthy diets and increasingly sedentary lifestyles. According to the CDC, diabetes was the seventh leading cause of death by disease in the United States during 2007, and complications related to diabetes include heart disease, limb amputations, loss of kidney function and blindness.

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

According to the American Diabetes Association, or ADA, one in every ten health care dollars was spent on treating diabetes in 2007, and the direct medical costs and indirect expenditures attributable to diabetes in the United States were an estimated $174 billion, an increase of $42 billion since 2002. Of the $174 billion in overall expenses, the ADA estimated that approximately $89 billion were costs associated with chronic complications and excess general medical costs, $27 billion were costs associated with diabetes care and $58 billion were indirect medical costs. The ADA also found that average medical expenditures among people with diagnosed diabetes were 2.3 times higher than for people without diabetes.

We believe continuous glucose monitoring has the potential to enable more people with diabetes to achieve and sustain tight glycemic control. The Diabetes Control and Complications Trial (DCCT) demonstrated that improving blood glucose control lowers the risk of developing diabetes related complications by up to 50%. The study also demonstrated that people with Type 1 diabetes achieved sustained benefits with intensive management. Yet, according to an article published in the Journal of the American Medical Association (JAMA) in 2004, less than 50% of diabetes patients were meeting ADA standards for glucose control (A1c), and only 37% of people with diabetes were achieving their glycemic targets. The CDC estimated that as of 2006, 63.4% of all adults with diabetes were monitoring their blood glucose levels on a daily basis, and that 86.7% of insulin-requiring patients with diabetes monitored daily.

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

Close Concerns, Inc., a healthcare information firm exclusively focused on diabetes and obesity, founded dQ&A Market Research Inc., a market research business with over 3,000 panel members that participate in diabetes related surveys. A dQ&A Panel Summary Report from February 2011 estimated that our share of the continuous glucose monitoring system market in the United States was at 48%. The report analyzed responses from 382 panel members who were asked what brand and model of continuous glucose monitoring system they used.

We have built a direct sales organization to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. To complement our direct sales efforts, we also employ clinical specialists who educate and provide clinical support in the field, and we have entered into a limited number of distribution arrangements that allow distributors to sell our products. Although we plan to modestly increase the size of the sales organization in 2011, we believe our direct, highly-specialized and focused sales organization is sufficient for us to support our sales efforts.

We are leveraging our technology platform to enhance the capabilities of our current products and to develop additional continuous glucose monitoring products. In January 2008, we entered into two separate development agreements, one with Animas Corporation, or Animas, a subsidiary of Johnson & Johnson, and one with Insulet Corporation, or Insulet, to integrate our technology into the insulin pump product offerings of the respective partner, enabling the partner’s insulin pump to receive glucose readings from our transmitter and display this information on the pump’s screen. In addition, we are continuing to seek approval for our next generation ambulatory system, and are responding to FDA’s requests for additional data in support of that application. We expect our next generation system will further improve sensor reliability, stability and accuracy over the useful life of the sensor, and will be suited for large scale manufacturing. We also intend to seek approval for a pediatric indication (patients under 18 years of age) and a pregnancy indication (patients who develop gestational diabetes) for our product platform in the future. Further, as described above, we are developing in collaboration with Edwards the GlucoClear, which is a blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital. Our development timelines are highly dependent on our ability to achieve clinical endpoints and regulatory requirements and to overcome technology challenges, and our development timelines may be delayed due to extended regulatory approval timelines, scheduling issues with patients and investigators, requests from institutional review boards, sensor performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, the FDA may not approve our products, and if approved, we may not achieve acceptance in the marketplace by physicians and patients.

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare and Medicaid, or CMS, released 2008 Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those patients covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices. As of March 2011, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our SEVEN PLUS system by their members. Many of these coverage policies are restrictive in nature and require the patient to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. In addition, patients who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist patients in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create and liberalize coverage policies with third-party payors and expect to continue to do so in 2011. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, patients may not use them on a widespread basis.

We plan to develop future generations of technologies focused on improved performance and convenience and that will enable intelligent insulin administration. Our next generation of technologies are not yet FDA approved, but in the near term, we are seeking regulatory approval for a next generation sensor platform using advanced manufacturing processes that are more scalable and reliable. Over the longer term, we plan to develop networked platforms with open architecture, connectivity and transmitters capable of communicating with other devices.

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

Diabetes is typically classified into two major groups: Type 1 and Type 2. We estimate that there are approximately 1.3 million Type 1 diabetes patients in the United States. Type 1 diabetes usually develops during childhood and is characterized by an absence of insulin, resulting from destruction of the insulin producing cells of the pancreas. Individuals with Type 1 diabetes must rely on frequent insulin injections in order to regulate and maintain blood glucose levels. We estimate that there are approximately 24.5 million people with Type 2 diabetes in the United States, which results when the body is unable to produce sufficient amounts of insulin or becomes insulin resistant. Depending on the severity of Type 2 diabetes, individuals may require diet and nutrition management, exercise, oral medications or insulin injections to regulate blood glucose levels. We estimate that approximately 3.6 million Type 2 patients must use insulin to manage their diabetes.

There are various subgroups of diabetic patients, including in-hospital patients, who present significant management challenges. According to the ADA, diabetes related hospitalizations totaled 24.3 million days in 2007, an increase of 7.4 million days from 2002. Additionally, studies show that many non-diabetic hospital patients suffer episodes of hyperglycemia. According to a Diabetes Care article, as of 1998, as many as 1.5 million hospitalized patients had significant hyperglycemia without a history of diabetes. A November 2001 article in the New England Journal of Medicine summarized a study of over 1,500 hospitalized patients, of which only 13% were diabetic, which concluded that intensive insulin therapy to maintain blood glucose levels within a target range reduced mortality among critically ill patients in the surgical intensive care unit and improved patient outcomes.

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

Limitations of Existing Glucose Monitoring Products

Single-point finger stick devices are the most prevalent devices for glucose monitoring. These devices require taking a blood sample with a finger stick, placing a drop of blood on a test strip and inserting the strip into a glucose meter that yields a single point in time blood glucose measurement. We believe that these devices suffer from several limitations, including:

•

Limited Information. Even if patients test several times each day, each measurement represents a single blood glucose value at a single point in time. Given the many factors that can affect blood glucose levels, excursions above and below the normal range often occur between these discrete measurement points in time. Because patients only have single-point data, they do not gain sufficient information to indicate the direction or rate of change in their blood glucose levels. Without the ability to determine whether their blood glucose level is rising, falling or holding constant, and the rate at which their blood glucose level is changing, the patient’s ability to effectively manage and maintain blood glucose levels within normal ranges is severely limited. In addition, patients cannot test themselves during sleep, when the risk of hypoglycemia is significantly increased.

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

We believe a market opportunity exists for a glucose monitoring system that provides continuous glucose information, including trends, and that is convenient and easy to use. Several companies have attempted to address the limitations of single-point finger stick devices by developing continuous glucose monitoring systems. To date, in addition to DexCom, we are aware of three other companies, Cygnus, Medtronic and Abbott, that have received approval from the FDA to market continuous glucose monitors. We believe that one of the products, originally developed and marketed by Cygnus, is no longer actively marketed. In addition, we believe others are developing invasive and non-invasive continuous glucose monitoring systems, including Bayer Corporation. Except for our SEVEN and SEVEN PLUS, we believe that none of the products that have received FDA approval are labeled for more than five days of use. We also believe that none of the products that have received FDA approval are labeled for use as a replacement for single-point finger stick devices.

The DexCom Solution

Our SEVEN PLUS system offers the following advantages to patients with diabetes:

•

Improved Outcomes. Data published in a peer-reviewed article based on our approval support trial for our first system demonstrated that patients using the system showed statistically significant improvements in maintaining their glucose levels within the target range when compared to patients relying solely on single-point finger stick measurements. Additional peer-review published data from our approval support trial for the SEVEN demonstrated that patients with access to seven days of continuous glucose data statistically improved glucose control by further increasing their time spent with glucose levels in the target range, thereby reducing time spent in both hyperglycemic and hypoglycemic ranges. Peer-review published data from our repeated use trial demonstrated a statistically significant reduction in hemoglobin A1c levels, a measure of the average amount of glucose in the blood over the prior three months, in patients using our system compared to patients relying solely on single-point finger stick measurements. Finally, results of a major multicenter clinical trial funded by the Juvenile Diabetes Research Foundation demonstrated that patients with Type 1 diabetes who used continuous glucose monitoring devices to help manage their disease experienced significant improvements in glucose control.

•

Access to Real-Time Values, Trend Information and Alerts. At the push of a button, patients can view their current glucose value, along with a graphical display of one-, three-, six-, twelve- or twenty-four-hour trend information. Without continuous monitoring, the patient is often unaware if his or her glucose is rising, declining or remaining constant. Access to continuous real-time glucose measurements provides patients with information that may aid in attaining better glucose control. Additionally, our SEVEN PLUS alerts patients when their glucose levels approach inappropriately high or low levels so that they may intervene.

•

Intuitive Patient Interface. We have developed a patient interface that we believe is intuitive and easy to use. Our receiver’s ergonomic design includes user-friendly buttons, an easy-to-read display, simple navigation tools, audible alerts and graphical display of trend information.

•

Convenience and Comfort. Our SEVEN PLUS provides patients with the benefits of continuous monitoring, without having to perform finger stick tests for every measurement. Additionally, the disposable sensor electrode that is inserted under the skin is a very thin wire, minimizing potential discomfort associated with inserting or wearing the disposable sensor. The external portion of the sensor, including the transmitter, is small, has a low profile and is designed to be easily worn under clothing. The wireless receiver is the size of a small cell phone and can be carried discreetly in a pocket or purse. We believe that convenience is an important factor in achieving widespread adoption of a continuous glucose monitoring system.

While we believe the SEVEN PLUS offers these advantages, patients may not perceive the benefits of continuous glucose monitoring and may be unwilling to change their current treatment regimens. Furthermore, we do not expect that our SEVEN PLUS will appeal to all types of patients with diabetes. The SEVEN PLUS prompts a patient to insert a disposable sensor electrode under their skin at least every seven days, although we are aware of reports from the field that some patients have been able to use sensors for periods longer than seven days. Patients could find this process to be uncomfortable or inconvenient. Patients may be unwilling to insert a disposable sensor in their body, especially if their current diabetes management involves no more than two finger sticks per day. Additionally, the SEVEN PLUS is not approved as a replacement device for single-point finger stick devices, must be calibrated initially using measurements from two single-point finger stick tests, and thereafter at least every 12 hours using single-point finger stick tests, and may be more costly to use.

Our Strategy

Our objective is to become the leading provider of continuous glucose monitoring systems and related products to enable people with diabetes to more effectively and conveniently manage their disease. We also seek to develop and commercialize products that integrate our continuous glucose monitoring technologies into the insulin pump delivery systems of Animas and Insulet, respectively. In addition, we seek to design, develop and commercialize, in collaboration with Edwards, the GlucoClear, which is a blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital for the treatment of both diabetic and non-diabetic patients. To achieve these objectives, we are pursuing the following business strategies:

•

Establish our technology platform as the leading approach to continuous glucose monitoring and leverage our development expertise to rapidly bring products to market. We have developed proprietary core technology and expertise that provides a broad platform for the development of innovative products for continuous glucose monitoring. We received approval from the FDA and commercialized our first product in 2006. In 2007, we received approval and began commercializing our second generation system, the SEVEN, and on February 13, 2009, we received approval for our third generation system, the SEVEN PLUS, which is designed for up to seven days of continuous use, and we began commercializing this product in the first quarter of 2009. We plan to continue to invest in the development of our technology platform and to obtain additional FDA approvals for our continuous glucose monitoring systems for both the ambulatory and in-hospital markets as well as for our integrated insulin pump delivery systems. We expect to continue to provide performance improvements and introduce new products to establish and maintain a leadership position in the market. In the future, we may develop our technology to support applications beyond glucose sensing.

•

Drive the adoption of our ambulatory products through a direct sales and marketing effort. We have a small direct field sales force, which we plan to modestly expand in 2011, to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. To complement our sales efforts, we employ clinical specialists who will educate and provide clinical support to patients, and have entered into distribution arrangements that allow distributors to sell our SEVEN PLUS. We currently sell the SEVEN PLUS only in the United States and in portions of Europe and Israel, but plan to expand our sales elsewhere in the future.

•

Drive additional adoption through technology integration partnerships. We have development agreements with Animas and Insulet to develop products that will integrate our ambulatory product technology into the Animas conventional insulin pump and the Insulet OmniPod System PDM, as applicable, enabling the partner’s insulin pump to receive glucose readings from our transmitter and display this information on the pump’s screen. We believe patients who have adopted continuous subcutaneous insulin infusion, or CSII, are patients who more aggressively manage their diabetes and may be more inclined to utilize our continuous glucose monitoring systems.

•

Seek broad coverage policies and reimbursement for our products. Our approved products are not reimbursed by virtue of a national coverage decision by Medicare. As of March 2011, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. Many of these coverage policies, however, are restrictive in nature and require the patient to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. We have negotiated contracted rates with six of those third-party payors for the purchase of our products by their members. We currently employ in-house reimbursement expertise to assist patients in obtaining reimbursement from private third-party healthcare payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts.

•

Expand the use of our products to other patient care settings and patient demographics. Our ambulatory products are approved for use at home and in health care facilities by adults (18 years and older) with diabetes. We believe our sensor technology may be beneficial to pediatric diabetes patients and intend to seek approval for use in patients under the age of 18 in the future. We also believe there is an unmet medical need for continuous glucose monitoring in the hospital setting. According to the ADA, diabetes related hospitalizations totaled 24.3 million days in 2007, an increase of 7.4 million days from 2002. In addition, studies show that many non-diabetic hospital patients suffer episodes of hyperglycemia. As of 1998, as many as 1.5 million hospitalized patients in the United States had significant hyperglycemia without a history of diabetes. A study of over 1,500 hospitalized patients, of which only 13% had a history of diabetes, concluded that intensive insulin therapy to maintain blood glucose levels reduced mortality among critically ill patients in the surgical intensive care unit and improved patient outcomes. To address this patient population, we entered into an exclusive agreement with Edwards to develop jointly and market a specific product platform for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for the critical care market.

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

In March 2009, the Federal Communications Commission, or FCC, established a bifurcated Medical Implant Communications System, or MICS, band which requires device manufacturers whose products will operate in the main MICS band to either manufacture their devices using listen-before-transmit technology, or to transmit on a side band outside the main MICS band at lower power. Although the SEVEN PLUS does not comply with existing MICS band listen-before-transmit requirements, the FCC granted a waiver to allow us to continue marketing and operating our SEVEN PLUS through March 2013, which we believe will provide adequate time to design an alternative method of wireless communication.

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

Our Products

Ambulatory Product Line: SEVEN PLUS

We received approval from the FDA and commercialized our first product in 2006. In 2007, we received approval and began commercializing our second generation system, the SEVEN, and on February 13, 2009, we received approval for our third generation system, the SEVEN PLUS, which is designed for up to seven days of continuous use, and we began commercializing this product in the first quarter of 2009. We no longer market or provide support for the SEVEN system. There are various differences between the SEVEN and the SEVEN PLUS. As compared to the SEVEN, the SEVEN PLUS incorporates additional user interface and algorithm enhancements that are intended to make its glucose monitoring function more accurate and customizable. The approval of the SEVEN PLUS by the FDA allows for the use of the SEVEN PLUS by adults with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments. The SEVEN PLUS must be prescribed by a physician and includes a disposable sensor, a transmitter and a small handheld receiver. The SEVEN PLUS is indicated for use as an adjunctive device to complement, not replace, information obtained from standard home blood glucose monitoring devices and must be calibrated periodically using a standard home blood glucose monitor. The sensor is inserted by the patient and is intended to be used continuously for up to seven days after which it is removed by the patient and may be replaced by a new sensor. Our transmitter and receiver are reusable. In 2008, we received CE Mark approval for the SEVEN system, and on September 30, 2009, we received CE Mark approval for the SEVEN PLUS, enabling commercialization of the SEVEN PLUS system in the European Union and the countries in Asia and Latin America that recognize the CE Mark. We initiated a limited commercial launch in the European Union and Israel in 2008 and 2009 and have focused our international sales efforts on a portion of European countries.

In-Hospital Product Line: GlucoClear

To address the in-hospital patient population, we entered into an exclusive agreement with Edwards to develop jointly and market a specific product platform for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for the critical care market. On October 30, 2009, we received CE Mark approval for our first generation GlucoClear, a blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital, and are continuing to seek approval for this system from the FDA. In partnership with Edwards, we initiated a very limited launch of the GlucoClear in Europe in 2009.

Products in Development

We are leveraging our technology platform to enhance the capabilities of our current products and to develop additional continuous glucose monitoring products. We are continuing to seek approval for our next generation ambulatory system, and are responding to FDA’s requests for additional data in support of that application. We expect our next generation system will further improve sensor reliability, comfort, stability and accuracy over the useful life of the sensor, and will be suited for large scale manufacturing. We also intend to seek approval for a pediatric indication (patients under 18 years of age) in the future.

In 2008, we entered into two separate development agreements, one with Animas, a subsidiary of Johnson & Johnson, and one with Insulet, to integrate our technology into the insulin pump product offerings of the respective partner, enabling the partner’s insulin pump to receive glucose readings from our transmitter and display this information on the pump’s screen.

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

Sales and Marketing

We have built a direct sales organization to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. To complement our direct sales efforts, we employ clinical specialists who help to educate patients on the benefits of continuous glucose monitoring and provide clinical support to endocrinologists, physicians and diabetes educators who prescribe our products. As of December 31, 2010, we employed approximately 56 direct sales personnel and clinical account specialists. We continue to improve our sales and marketing organization as necessary to support the commercialization of our products, and plan to modestly expand the size of the field sales force during 2011. We believe that referrals by physicians and diabetes educators, together with self-referrals by patients, have driven and will continue to drive adoption of our SEVEN PLUS. We directly market our products in the United States primarily to endocrinologists, physicians and diabetes educators. Although the number of diabetes patients is significant, the number of physicians and educators influencing these patients is relatively small. As of 2008, there were an estimated 4,000 clinical endocrinologists in the United States. As a result, we believe our direct, highly-specialized and focused sales organization is sufficient for us to support our sales efforts for the foreseeable future.

We use a variety of marketing tools to drive adoption, ensure continued usage and establish brand loyalty for our continuous glucose monitoring systems by:

•	creating awareness of the benefits of continuous glucose monitoring and the advantages of our technology with endocrinologists, physicians, diabetes educators and patients;

•	providing strong and simple educational and training programs to healthcare providers and patients to ensure easy, safe and effective use of our systems; and

•

maintaining a readily-accessible telephone and web-based technical and customer support infrastructure, which includes clinicians, diabetes educators and reimbursement specialists, to help referring physicians, diabetes educators and patients as necessary.

Our sales organization competes with the experienced and well-funded marketing and sales operations of our competitors. We have relatively limited experience developing and managing a direct sales organization and we may be unsuccessful in our attempt to manage and expand the sales force. Developing a direct sales organization is a difficult, expensive and time consuming process. To be successful we must:

•	recruit and retain adequate numbers of effective sales personnel;

•	effectively train our sales personnel in the benefits of our products;

•	establish and maintain successful sales, marketing, training and education programs that encourage endocrinologists, physicians and diabetes educators to recommend our products to their patients; and

•	manage geographically disbursed operations.

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

A number of companies, including Bayer, are developing next generation real-time continuous glucose monitoring or sensing devices and technologies as well as several other companies that are developing non-invasive continuous glucose monitoring products to measure the patient’s glucose level. The majority of these non-invasive technologies do not pierce the skin, but instead typically analyze signatures reflected back from energy that has been directed into the patient’s skin, tissue or bodily fluids.

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

Manufacturing

We currently manufacture our devices at our headquarters in San Diego, California. These facilities have more than 8,000 square feet of laboratory space and approximately 10,000 square feet of controlled environment rooms. In February 2010, our facility was subject to a post-approval inspection by the FDA. After the close of the inspection, the FDA investigator issued a Form 483 identifying several inspectional observations. Subsequent to the inspection, we also received a warning letter from the FDA requiring us to file medical device reports (MDRs) in accordance with the MDR regulations for complaints involving sensor wire fractures underneath a patient’s skin. The warning letter also recommended that we add certain warnings and precautions statements to the labeling, patient education brochures, and our company website regarding the appropriate use of the SEVEN PLUS system, including that they are not approved for use in children under age 18, pregnant women, or persons on dialysis. In response to the warning letter and the Form 483 inspectional observations, we have taken corrective action to address the observations to achieve substantial compliance with the FDA regulatory requirements applicable to a commercial medical device manufacturer. In October 2010, we were subject to a follow-up site inspection by the FDA, and upon completion of that inspection, we were notified by the inspector that there were no 483 inspectional observations. We also received written notification dated November 1, 2010 from the FDA that we adequately addressed all issues cited in the warning letter.

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

We manufacture our SEVEN PLUS with components supplied by outside vendors and with parts manufactured by us internally. Key components that we manufacture internally include our wire-based sensors for our SEVEN PLUS. The remaining components and assemblies are purchased from outside vendors. We then assemble, test, package and ship the finished SEVEN PLUS systems, which includes a reusable transmitter, a receiver, and disposable sensors.

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

Third Party Reimbursement

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although CMS released 2008 Alpha-Numeric HCPCS codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. As of March 2011, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our products by their members. Many of these coverage policies are restrictive in nature and require the patient to comply with documentation and other requirements to demonstrate medical necessity under the policy. In addition, patients who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist patients in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create coverage policies with third-party payors during 2010 and expect to continue to do so in 2011. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, patients may not use them.

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

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patent, copyright and other intellectual property laws, trade secrets, nondisclosure agreements and other measures to protect our proprietary rights. As of February 2011, we had obtained 57 issued U.S. patents, and had 255 additional U.S. patent applications pending. We believe it will take up to five years, and possibly longer, for these pending U.S. patent applications to result in issued patents. As of February 2011, we had 18 international applications filed under the Patent Cooperation Treaty, 3 granted European patents, 49 European patent applications pending, 10 Japanese patent applications pending, 12 registered U.S. trademarks, 6 pending U.S. trademark applications, 9 registered European trademarks, 2 pending European trademark applications, and 3 registered Japanese trademarks. Our patents begin expiring in 2017.

Together, our patents and patent applications seek to protect aspects of our core membrane and sensor technologies, and our product concepts for continuous glucose monitoring. We believe that our patent position provides us with sufficient rights to develop, sell and protect our current and proposed commercial products. However, our patent applications may not result in issued patents, and any patents that have issued or might issue may not protect our intellectual property rights. Furthermore, our patents may not be upheld. Any patents issued to us may be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. The steps we have taken may not prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

The medical device industry in general, and the glucose testing sector of this industry in particular, are characterized by the existence of a large number of patents and frequent litigation based on assertions of patent infringement. We are aware of numerous patents issued to third parties that may relate to aspects of our business, including the design and manufacture of continuous glucose monitoring sensors and membranes, as well as methods for continuous glucose monitoring. The owners of each of these patents could assert that the manufacture, use or sale of our continuous glucose monitoring systems infringes one or more claims of their patents. Each of these patents contains multiple claims, any one of which may be independently asserted against us. There may be patents of which we are presently unaware that may relate to aspects of our technology that could materially and adversely affect our business. In addition, because patent applications can take many years to issue, there may be currently pending applications that are unknown to us, which may later result in issued patents that may materially and adversely affect our business.

We are currently engaged in patent litigation with Abbott Diabetes Care, Inc., or Abbott, as further described in “Item 3. Legal Proceedings” of this Annual Report. In connection with this litigation each of Abbott’s seven patents that are the subject of the litigation have one or more associated reexamination requests in various stages at the U.S. Patent and Trademark Office, or the Patent Office. The court has granted a stay of litigation pending completion of the reexamination process. The Board of Patent Appeals and Interferences within the Patent Office has recently rendered decisions on the appeals related to the reexaminations of two of the patents. We believe these decisions are favorable to us; however, Abbott may still seek judicial review of the decisions. Four patents are currently undergoing reexamination at the Patent Office. Reexamination of another patent was completed in 2010 and we recently submitted a subsequent reexamination request.

In addition, since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed reexamination requests seeking to invalidate fifteen of our patents. The fifteen reexamination requests are in various stages at the Patent Office. We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid.

Although it is our position that Abbott’s assertions of infringement have no merit, and that the potential interference and reexamination requests have no merit, the outcome of the litigation and interference or reexamination requests cannot be assessed currently with certainty. We may not successfully defend ourselves against the claims made by Abbott, and we may not prevail in the litigation. If Abbott were to successfully seek an injunction, it could force us to stop making, using, selling or offering to sell our products. The technology at issue in our litigation with Abbott is currently used in our products, including our SEVEN PLUS, which is our only ambulatory product that is approved for commercial sale, and the GlucoClear, our blood-based in-vivo automated glucose monitoring system for in-hospital use. If we were forced to stop selling these products either as a result of an unfavorable outcome in the litigation or in connection with the grant of an injunction, our business and prospects would suffer. In addition, defending against this action, including any injunction action, could have a number of harmful effects on our business regardless of the final outcome of such litigation. For example, we have incurred, and expect to continue to incur significant costs in defending the action.

Any adverse determination in litigation or interference proceedings to which we are or may become a party relating to patents could subject us to significant liabilities to third parties or require us to seek licenses from other third parties. Furthermore, if we are found to willfully infringe third-party patents, we could, in addition to other penalties, be required to pay treble damages and/or attorney fees for the prevailing party. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and would likely require ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. If we do not obtain necessary licenses, we may not be able to redesign our products to avoid infringement and any redesign may not receive FDA approval in a timely manner. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a significant adverse impact on our business. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. We seek to protect our proprietary information and other intellectual property by generally requiring our employees, consultants, contractors, outside scientific collaborators and other advisors to execute non-disclosure and assignment of invention agreements on commencement of their employment or engagement. Agreements with our employees also forbid them from bringing the proprietary rights of third parties to us. We also generally require confidentiality or material transfer agreements from third parties that receive our confidential data or materials. We cannot provide any assurance that employees and third parties will abide by the confidentiality or assignment terms of these agreements. Despite measures taken to protect our intellectual property, unauthorized parties might copy aspects of our products or obtain and use information that we regard as proprietary.

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

FDA Regulation

Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance or prior approval from the FDA through the premarket approval (PMA) process. Our SEVEN PLUS system is classified by the FDA as a PMA medical device. The FDA classifies medical devices into one of three classes. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are subject to general controls such as labeling, pre-market notification, and adherence to the FDA’s Quality System Regulation, or QSR. Class II devices are subject to special controls such as performance standards, post-market surveillance, FDA guidelines, or particularized labeling, as well as general controls. Some Class I and Class II devices are exempted by regulation from the pre-market notification (i.e., 510(k) clearance) requirement, and/or the requirement of compliance with substantially all of FDA’s manufacturing requirements, known as the QSR. Some devices are placed in Class III, which requires approval of a PMA application, if they are deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or certain implantable devices, or to be “not substantially equivalent” either to a previously 510(k) cleared device or to a “preamendment” Class III device in commercial distribution before May 28, 1976 for which PMA applications have not been required.

Our SEVEN PLUS has been classified as a device requiring PMA approval. A PMA application must be supported by valid scientific evidence, which typically requires extensive data, including technical, pre-clinical, clinical, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device. A PMA application also must include a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling. After a PMA application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA. In addition, the FDA generally will conduct a pre-approval inspection of the manufacturing facility to evaluate compliance with QSR, which requires manufacturers to implement and follow design, testing, control, documentation and other quality assurance procedures. In February 2010, our facility was subject to a post-approval inspection by FDA. After the close of the inspection, the FDA investigator issued a Form 483 identifying several inspectional observations. Subsequent to the inspection, we also received a warning letter from the FDA requiring us to file medical device reports (MDRs) in accordance with the MDR regulations for complaints involving sensor wire fractures underneath a patient’s skin. The warning letter also recommended that we add certain warnings and precautions statements to the labeling, patient education brochures, and our company website regarding the appropriate use of the SEVEN PLUS system, including that they are not approved for use in children under age 18, pregnant women, or persons on dialysis. In response to the warning letter and the Form 483 inspectional observations, we have taken corrective action to address the observations to achieve substantial compliance with the FDA regulatory requirements applicable to a commercial medical device manufacturer. In October 2010, we were subject to a follow-up site inspection by the FDA, and upon completion of that inspection, we were notified by the inspector that there were no 483 inspectional observations. We also received written notification dated November 1, 2010 from the FDA that we adequately addressed all issues cited in the warning letter.

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

Additionally, the U.S. Foreign Corrupt Practices Act (“FCPA”) prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA would include interactions with certain healthcare professionals in many countries. Our present and future business has been and will continue to be subject to various other U.S. and foreign laws, rules and/or regulations.

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

Advisory Boards and Consultants

We have relied upon the advice of experts in the development and commercialization of our products. Since 2005, we have used experts in various disciplines on a consulting basis as needed to solve problems or accelerate development pathways. We will continue to engage advisors from the academic, consultancy, governmental or other areas to assist us as necessary. We meet with our clinical advisory board on an annual basis.

Employees

As of December 31, 2010, we had 405 full-time employees and 115 contract and temporary employees. Approximately 95 employees are engaged in research and development, clinical, regulatory and quality assurance, 129 in manufacturing and 181 in selling, general and administrative functions. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good.

Available Information

Our Internet website address is www.dexcom.com. We provide free access to various reports that we file with or furnish to the SEC through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can be accessed through the investor relations section of our website, or through www.sec.gov. Also available on our website are printable versions of DexCom’s Audit Committee charter, Compensation Committee charter, Nominating and Corporate Governance Committee charter, and Business Code of Conduct and Ethics. Information on our website does not constitute part of this annual report on Form 10-K or other report we file or furnish with the SEC. Stockholders may request copies of these documents from:

DexCom, Inc.

6340 Sequence Drive

San Diego, CA 92121

(858) 200-0200

ITEM 1A.	RISK FACTORS

Factors that May Affect our Financial Condition and Results of Operations

We have a limited operating history and our products may never achieve market acceptance.

We expect that sales of our SEVEN PLUS, which consists of a handheld receiver, reusable transmitter and disposable sensor, will account for substantially all of our product revenue for the foreseeable future. From inception through December 31, 2010, product revenues total approximately $73.1 million. We have relatively limited experience in selling our products and we might be unable to successfully expand the commercialization of our products on a wide scale for a number of reasons, including:

•

widespread market acceptance of our products by physicians and patients will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use;

•	the limited size of our sales force and our relative inexperience in marketing, selling and distributing our products;

•	we may not have sufficient financial or other resources to adequately expand the commercialization efforts for our products;

•	our FDA and other regulatory submissions may be delayed, or approved with limited product labeling;

•	we may not be able to manufacture our products in commercial quantities or at an acceptable cost;

•

patients with diabetes do not generally receive broad reimbursement from third-party payors for their purchase of our products since many payors require that a patient meet specific medical criteria to qualify for reimbursement, which may reduce widespread use of our products;

•	the uncertainties associated with establishing and qualifying new manufacturing facilities;

•	our SEVEN PLUS is not labeled as a replacement for the information that is obtained from single-point finger stick devices;

•	patients will need to incur the costs of our SEVEN PLUS in addition to single-point finger stick devices;

•

the relative immaturity of the continuous glucose monitoring market internationally, and the general absence of international reimbursement of continuous glucose monitoring devices by third party payors and government healthcare providers outside the United States;

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

We have incurred net losses in each year since our inception in May 1999, including a net loss of $55.2 million for the twelve months ended December 31, 2010. As of December 31, 2010, we had an accumulated deficit of $346.4 million. We have financed our operations primarily through private placements of our equity and debt securities and our public offerings, and have devoted a substantial portion of our resources to research and development relating to our continuous glucose monitoring systems, including our in-hospital product development, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of the SEVEN PLUS. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products, including our next generation sensor and the GlucoClear. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public healthcare and medical device companies. As a result, we expect to continue to incur significant operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

Current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on worldwide economic conditions, which have been adversely impacted by the global macroeconomic downturn. These conditions have and may continue to make it difficult for our customers and potential customers to afford our products, and could cause our customers to stop using our products or to use them less frequently. If that were to occur, we would experience a decrease in revenue and our performance would be negatively impacted. Furthermore, during economic uncertainty, our customers have experienced job losses and may continue to experience issues gaining timely access to sufficient health insurance or credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse affect on our financial condition and operating results.

We may require additional funding to continue the commercialization of our SEVEN PLUS or the development and commercialization of our next generation and other continuous glucose monitoring systems, including the GlucoClear and our systems to be integrated with Animas and Insulet’s insulin pump delivery systems.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including further modest expansion of our direct sales force and growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our GlucoClear in-hospital system as well as our next generation ambulatory continuous glucose monitoring sensors and systems. For the twelve months ended December 31, 2010, our net cash used in operating activities was $42.7 million, compared to $39.4 million for the same period in 2009, and as of December 31, 2010, we had working capital of $50.9 million comprised of $48.8 million in cash, cash equivalents and short-term marketable securities, and includes $1.7 million in restricted cash. We expect that our cash used by operations will increase significantly in each of the next several years, and, although we recently completed a follow-on public offering of 3,277,500 shares of our common stock for net proceeds to the company of approximately $33.0 million, we may need additional funds to continue the commercialization of our products and for the development and commercialization of our next generation sensors and systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

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

If we are unable to continue the development of an adequate sales and marketing organization, or if our direct sales organization is not successful, we may have difficulty achieving market awareness and selling our products.

To achieve commercial success for the SEVEN PLUS and our future products, we must continue to develop and grow our sales and marketing organization and enter into partnerships or other arrangements to market and sell our products. We currently employ a small direct sales force to market our products in the United States. In the United States, our sales force calls directly on healthcare providers and patients throughout the country to initiate sales of our products. Our sales organization competes with the experienced, larger and well-funded marketing and sales operations of our competitors. We plan to modestly increase the size of our sales force during 2011, and may not be able to successfully manage our increasingly dispersed sales force, or increase our product sales in the new territories. We have also entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. Our U.S. distribution partnerships are focused on accessing underrepresented regions and, in some instances, third-party payors that contract exclusively with distributors. Our European distribution partners call directly on healthcare providers to market and sell our products in Europe. Because of the competition for their services, we may be unable to partner with or retain additional qualified distributors. Further, we may not be able to enter into agreements with distributors on commercially reasonable terms, if at all.

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

We have entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. We have entered into a distribution agreement with RGH Enterprises, Inc., or “Edgepark,” pursuant to which we generated approximately 20% of our revenue during 2010. There can be no assurances that this relationship will continue or that we will be able to maintain this volume of sales from this relationship in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. Additionally, to the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States or Europe, our product margins could be lower than if we directly marketed and sold our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and patients in Europe will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.

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

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. To date, our products are not reimbursed by virtue of a national coverage decision by Medicare. Although CMS released 2008 Alpha-Numeric HCPCS codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those patients covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices. As of March 2011, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our products by their members. However, patients without insurance that covers our products will have to bear the financial cost of them. In the United States, patients using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will be substantially dependent on whether third-party reimbursement is widely available for patients that use them. While many third party payors have adopted some form of coverage policy on continuous glucose monitoring devices, those coverage policies frequently require significant medical documentation in order for patients to obtain reimbursement, and as a result, we have experienced difficulty in improving the efficiency of our customer service group. In addition, Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain additional reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. The continuing efforts of government and third-party payors to contain or reduce the costs of healthcare may limit our revenue. Furthermore, we are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our initial dependence on the commercial success of the SEVEN PLUS makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the SEVEN PLUS, patients may not use our products.

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

We may never receive FDA approval or clearance to market our next generation SEVEN PLUS ambulatory system, or the GlucoClear, our blood-based in-vivo automated glucose monitoring system, or any other continuous glucose monitoring system under development.

Our SEVEN PLUS systems are classified by the FDA as PMA medical devices. We are continuing to seek approval for the next generation of our SEVEN PLUS ambulatory system, and are responding to FDA’s requests for additional data in support of that application. The PMA process requires us to prove the safety and efficacy of our ambulatory system to the FDA’s satisfaction. This process can be expensive, prolonged and uncertain, requires detailed and comprehensive scientific and human clinical data, and may never result in the FDA granting a PMA. We cannot predict when, if ever, the next generation of our SEVEN PLUS ambulatory system will obtain FDA approval.

We also intend to seek approvals for the products that integrate our continuous glucose monitoring technology into the insulin delivery systems of Animas and Insulet, respectively, but cannot predict when, if ever, those products will be approved.

In addition, we are continuing to seek 510(k) clearance from the FDA for the GlucoClear, and are working with Edwards to formulate the next step for this submission. The 510(k) process would require us to establish (including through pre-clinical testing, bench testing, and/or potentially clinical data) that our GlucoClear system are substantially equivalent in terms of indication, technological characteristics, and performance to one or more legally marketed devices eligible to be cited as predicates in the 510(k) process. We cannot predict whether FDA will classify the GlucoClear as a 510(k) or PMA product, nor can we predict when, if ever, the GlucoClear will obtain FDA clearance or approval.

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

Even if approved or cleared by the FDA, the next generation of our SEVEN PLUS ambulatory system, the GlucoClear, or any other continuous glucose monitoring system under development, may not be approved or cleared for the indications that are necessary or desirable for successful commercialization. We may not obtain the necessary regulatory approvals or clearances to market these continuous glucose monitoring systems in the United States. Any delay in, or failure to receive or maintain, approval or clearance for the next generation of our SEVEN PLUS ambulatory system or the GlucoClear, could prevent us from generating revenue from these products or achieving profitability.

If we are unable to successfully complete the pre-clinical studies or clinical trials necessary to support additional PMA or 510(k) applications, we may be unable to commercialize our continuous glucose monitoring systems under development, including our next generation ambulatory system, our GlucoClear system or our systems being developed in collaboration with Animas and Insulet, which could impair our financial position.

We are continuing to seek approval for our next generation ambulatory system, and have been requested to provide additional data in support of that application. We also intend to seek approvals for the products that integrate our continuous glucose monitoring technology into the insulin delivery systems of Animas and Insulet, respectively. In addition, we have submitted to the FDA a 510(k) application for clearance for the GlucoClear, which application is pending before the FDA. The GlucoClear may ultimately be classified by the FDA as either a 510(k) or PMA product, and we may consequently be requested to provide additional data in support of the GlucoClear application.

To support these and any future additional PMA or 510(k) applications we must successfully complete pre-clinical studies, bench-testing, and clinical trials that we believe will demonstrate that the product is safe and effective. Product development, including pre-clinical studies and clinical trials, is a long, expensive and uncertain process and is subject to delays and failure at any stage. Furthermore, the data obtained from the studies and trial may be inadequate to support approval of a PMA or 510(k) application and the FDA may request additional clinical data in support of those applications, which may result in significant additional clinical expenses and may delay product approvals. While we have in the past obtained, and may in the future obtain, an Investigational Device Exemption, or IDE, prior to commencing clinical trials for our continuous glucose monitoring systems, FDA approval of an IDE application permitting us to conduct testing does not mean that the FDA will consider the data gathered in the trial to be sufficient to support approval of a PMA or 510(k) application, even if the trial’s intended safety and efficacy endpoints are achieved. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including 510(k) submissions, by hiring new investigators and increasing the frequency and scope of its inspections of manufacturing facilities. The FDA has recently also significantly increased the number of warning letters issued to companies. Unexpected changes to the FDA or foreign regulatory approval processes could also delay or prevent the approval of our products submitted for review. The data drawn from our clinical trials may not be sufficient to support approval of our products or additional or expanded indications. Medical device stock prices have declined significantly in certain circumstances where companies have failed to meet expectations in regards to the timing of regulatory approval. If the FDA’s response causes product approval delays, or is not favorable for any of our products, our stock price could decline substantially.

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

The healthcare industry is subject to extensive federal, state and local laws and regulations, including those relating to:

•	billing for services;

•	financial relationships with physicians and other referral sources;

•	inducements and courtesies given to physicians and other health care providers and patients;

•	labeling products;

•	quality of medical equipment and services;

•	confidentiality, maintenance and security issues associated with medical records and individually identifiable health information;

•	medical device reporting;

•	false claims; and

•	professional licensure.

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

We currently have limited resources, facilities and experience in commercially manufacturing sufficient quantities of product to meet expected demand. In the past, we have had difficulty scaling our manufacturing operations to provide a sufficient supply of product to support our commercialization efforts. From time to time, we have also experienced brief periods of backorder and, at times, have had to limit the efforts of our sales force to introduce our products to new customers. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. We have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts, however, there can be no assurances that supply will not be constrained in the future. In order to produce our products in the quantities we anticipate will be necessary to meet market demand, we will need to increase our manufacturing capacity by a significant factor over the current level. In addition, we will have to modify our manufacturing design and process if and when our next generation sensor technologies are approved and commercialized. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, materials procurement, manufacturing site expansion, problems with production yields and quality control and assurance. Developing commercial-scale manufacturing facilities will require the investment of substantial additional funds and the hiring and retention of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience. Also, the scaling of manufacturing capacity is subject to numerous risks and uncertainties, and may lead to variability in product quality or reliability, increased construction timelines, as well as resources required to design, install and maintain manufacturing equipment, among others, all of which can lead to unexpected delays in manufacturing output. In addition, any changes to our manufacturing processes may require FDA submission and approval and our facilities may have to undergo additional inspections by the FDA and corresponding state agencies. We cannot assure you that we will be able to develop and expand our manufacturing process and operations or obtain FDA and state agency approval of our facilities in a timely manner or at all. If we are unable to manufacture a sufficient supply of our current products or any future products for which we may receive approval, maintain control over expenses or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand and our business will suffer.

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

Since our commercial launch in 2006, we have experienced periodic field failures, including reports of broken sensors or sensors that become lodged beneath a patient’s skin, as well as reports that a sensor fails to provide glucose values for a full seven days. We do not believe these failures necessitated device explant, other procedures, or non-standard clinical treatment or intervention. To comply with the FDA’s medical device reporting requirements, we have filed reports of all such broken or lodged sensors. Although we believe we have taken and are taking appropriate actions aimed at reducing or eliminating field failures, there can be no assurances that we will not experience additional failures going forward.

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

•	our suppliers may make obsolete components that are critical to our products; and

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

Based on our experience, complications from use of our SEVEN PLUS system may include broken or lodged sensors or skin irritation under the adhesive dressing of the sensor. Inflammation or redness, swelling, minor infection, and minor bleeding at the sensor insertion site are also possible risks with a patient’s use of the device. However, if unanticipated long-term side-effects result from the use of our products or other glucose monitoring systems under development, we could be subject to liability and our systems would not be widely adopted. With respect to our SEVEN PLUS, our clinical trials have been limited to seven days of continuous use. Additionally, we have limited clinical experience with repeated use of our products in the same patient. We cannot assure you that long-term use would not result in unanticipated complications. Furthermore, the interim results from our current pre-clinical studies and clinical trials may not be indicative of the clinical results obtained when we examine the patients at later dates. It is possible that repeated use of our products may result in unanticipated adverse effects, potentially even after the device is removed.

If we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain marketing approval will be subject to continual review and periodic inspections by the FDA and other regulatory bodies, which may include inspection of our manufacturing processes, post-approval clinical data and promotional activities for such product. The FDA’s medical device reporting, or MDR, regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury. We and our suppliers are also required to comply with the FDA’s Quality System Regulation, or QSR, and other regulations, which cover the methods and documentation of the design, testing, production, control, selection and oversight of suppliers or contractors, quality assurance, labeling, packaging, storage, complaint handling, shipping and servicing of our products. The FDA enforces the QSR through unannounced inspections. We currently manufacture our devices at our headquarters facilities in San Diego, California. In these facilities we have more than 8,000 square feet of laboratory space and approximately 10,000 square feet of controlled environment rooms. In February 2010, our facility was subject to a post-approval inspection by the FDA. After the close of the inspection, the FDA investigator issued a Form 483 identifying several inspectional observations. Subsequent to the inspection, we also received a warning letter from the FDA requiring us to file MDRs in accordance with the MDR regulations for complaints involving sensor wire fractures underneath a patient’s skin. The warning letter also recommended that we add certain warnings and precautions statements to the labeling, patient education brochures, and our company website regarding the appropriate use of the SEVEN PLUS system, including that they are not approved for use in children under age 18, pregnant women, or persons on dialysis. In response to the warning letter and the Form 483 inspectional observations, we have taken corrective action to address the observations to achieve substantial compliance with the FDA regulatory requirements applicable to a commercial medical device manufacturer. In October 2010, we were subject to a follow-up site inspection by the FDA, and upon completion of that inspection, we were notified by the inspector that there were no 483 inspectional observations. We also received written notification dated November 1, 2010 from the FDA that we adequately addressed all issues cited in the warning letter.

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

Compliance with ongoing regulatory requirements can be complex, expensive and time-consuming. Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following actions:

•	warning letters or untitled letters that require corrective action;

•	delays in approving or refusal to approve our continuous glucose monitoring systems;

•	fines and civil penalties;

•	unanticipated expenditures;

•	FDA refusal to issue certificates to foreign governments needed to export our products for sale in other countries;

•	suspension or withdrawal of approval by the FDA or other regulatory bodies;

•	product recall or seizure;

•	interruption of production;

•	operating restrictions;

•	injunctions; and

•	criminal prosecution.

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

As further described in Item 3 “Legal Proceedings” of this Annual Report, Abbott Diabetes Care, Inc., or Abbott, has filed a patent infringement lawsuit against us, claiming that our continuous glucose monitor infringes certain patents held by Abbott. We have requested, and the Patent Office has granted, reexamination of each of the patents cited in this lawsuit. On September 30, 2007, the court granted our motion to stay the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against us.

Each of the seven patents described above has one or more associated reexamination requests in various stages at the Patent Office. Two of the patents are in the appeal process and the other five patents have been issued one or more Certificates of Reexamination. With regard to the two patents in the appeal process, the Board of Patent Appeals and Interferences within the Patent Office has recently rendered decisions. We believe these decisions are favorable to us; however, Abbott may seek judicial review of the decisions. Four of the remaining five patents are undergoing reexamination at the Patent Office. Reexamination of one of the remaining five patents was completed in 2010 and we subsequently submitted a reexamination request on this patent.

Since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If an interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed reexamination requests seeking to invalidate fifteen of our patents in the Patent Office. The fifteen reexamination requests are in various stages at the Patent Office. If the Patent Office were to determine in the reexamination that some or all of the claims of our patents are invalid, it could have a significant impact on our ability to protect aspects of our technology.

Although it is our position that Abbott’s assertions of infringement have no merit, and that the potential interference and reexamination requests have no merit, the outcome of the litigation and interference or reexamination requests cannot be assessed currently with any certainty. We may not successfully defend ourselves against the claims made by Abbott or prevail in the litigation. Subject to the stay of litigation, if Abbott were to seek and obtain a preliminary or permanent injunction, it could force us to stop making, using, selling or offering to sell our products. The technology at issue in our litigation with Abbott is currently used in our products, including SEVEN PLUS, our only current ambulatory product that is approved for commercial sale, and our GlucoClear system for in-hospital use. If we were forced to stop selling these products, our business and prospects would suffer. In addition, defending against this action could have a number of harmful effects on our business, including those discussed in the following risk factor, regardless of the final outcome of such litigation. For example, we have incurred, and expect to continue to incur, significant costs in defending the action.

Any adverse determination in litigation or interference proceedings to which we are or may become a party relating to patents could subject us to significant liabilities to third parties or require us to seek licenses from other third parties. Furthermore, if we are found to willfully infringe third-party patents, we could, in addition to other penalties, be required to pay treble damages and/or attorneys fees for the prevailing party. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and would likely include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms. If we do not obtain necessary licenses, we may not be able to redesign our products to avoid infringement and any redesign may not receive FDA approval in a timely manner if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a significant adverse impact on our business.

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

Our success and our ability to compete are dependent, in part, upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, copyright and trademark law, and trade secrets and nondisclosure agreements to protect our intellectual property. However, such methods may not be adequate to protect us or permit us to gain or maintain a competitive advantage. Our patent applications may not issue as patents in a form that will be advantageous to us, or at all. Our issued patents, and those that may issue in the future, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products. In addition, proposed regulations may limit our ability to file continuing patent applications and pursue patent claims in the Patent Office.

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

The market for glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In selling the SEVEN PLUS, we compete directly with Roche Diabetes Care, a division of Roche Diagnostics; LifeScan, Inc., a division of Johnson & Johnson; the MediSense and TheraSense divisions of Abbott Laboratories; and Bayer Corporation, each of which manufactures and markets products for the single-point finger stick device market. Collectively, these companies currently account for substantially all of the worldwide sales of self-monitored glucose testing systems. Several companies are developing or marketing short-term continuous glucose monitoring products that will compete directly with our products. To date, in addition to us, three other companies, Cygnus, Medtronic and Abbott, have received approval from the FDA to market continuous glucose monitors. We believe that one of the products, originally developed and marketed by Cygnus, is no longer actively marketed. In addition, we believe that others, including Bayer, are developing invasive and non-invasive continuous glucose monitoring systems. Most of the companies developing or marketing competing devices are publicly traded or divisions of publicly-traded companies, and these companies enjoy several competitive advantages, including:

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

We have entered into a Collaboration Agreement with Edwards to develop jointly an in-hospital automated blood glucose monitoring device, branded as the GlucoClear, that may not result in the development of a commercially viable product or generation of any future revenues.

On November 10, 2008, we entered into a Collaboration Agreement with Edwards pursuant to which we have agreed to develop jointly and to market the GlucoClear, a blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital. Under the Collaboration Agreement, we expect to receive payments for various milestones related to regulatory approvals and commercial readiness of the product. In addition, we also expect to receive either a profit-sharing payment of 10% of commercial sales of the product, or a royalty of 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license to our intellectual property that relates to blood-based glucose sensors in the critical care sector of the hospital market. However, this collaboration may not result in the development of products that achieve regulatory approval in the United States or commercial success, which would result in various penalties to us under the Collaboration Agreement, up to and including delay or loss of some or all of our milestone payments and rights to any profit-sharing or royalties. On October 30, 2009, we received CE Mark approval for the first generation GlucoClear that we developed in collaboration with Edwards. Although Edwards commenced market evaluations during 2009, this product did not generate significant revenue during 2010 and we do not expect this product to generate significant revenue during 2011. We are continuing to seek 510(k) clearance from the FDA for the GlucoClear, and are working with Edwards to formulate the next step for this submission. We cannot predict whether FDA will classify the GlucoClear as a 510(k) or PMA product, nor can we predict when, if ever, the GlucoClear will obtain FDA clearance or approval.

We enter into collaborations with third parties related to our SEVEN PLUS that may not result in the development of commercially viable products or the generation of significant future revenues.

In the ordinary course of our business, we enter into collaborative arrangements to develop new products and to pursue new markets, such as our agreements with Animas and Insulet, to integrate our continuous glucose monitoring technology into their respective insulin delivery systems. We have also entered into an OUS Commercialization Agreement, as amended, with Animas pursuant to which Animas retains the exclusive right to develop and market outside the United States an ambulatory insulin pump that is combined with our continuous glucose monitoring technology. These collaborations may not result in the development of products that achieve commercial success and could be terminated prior to developing any products. Accordingly, we cannot assure you that any of our collaborations will result in the successful development of a commercially viable product or result in significant additional future revenues. In addition, our development timelines are highly dependent on our ability to achieve clinical endpoints and regulatory requirements and to overcome technology challenges, and may be delayed due to scheduling issues with patients and investigators, requests from institutional review boards, product performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, the FDA may not approve the combined products or may require additional product testing and clinical trials before approving the combined products, which would result in product launch delays and additional expense. If approved by the FDA, the combined products may not achieve acceptance in the marketplace by physicians and patients.

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

The glucose monitoring market is subject to rapid technological change and product innovation. Our products are based on our proprietary technology, but a number of companies and medical researchers are pursuing new technologies for the monitoring of glucose levels. FDA approval of a commercially viable continuous glucose monitor or sensor produced by one of our competitors could significantly reduce market acceptance of our systems. Several of our competitors, including Bayer, are in various stages of developing continuous glucose monitors or sensors, including non-invasive and invasive devices, and the FDA has approved several of these competing products. In addition, the National Institutes of Health and other supporters of diabetes research are continually seeking ways to prevent, cure or improve treatment of diabetes. Therefore, our products may be rendered obsolete by technological breakthroughs in diabetes monitoring, treatment, prevention or cure.

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

We have begun limited commercial and marketing efforts in Europe and Israel with respect to our SEVEN PLUS and may seek to market our products in other regions in the future. Outside the United States, we can market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval in addition to other risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside the United States on a timely basis, or at all.

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

The laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the SEC will result in increased costs to us as we evaluate the implications of any new rules and regulations and respond to new requirements under such rules and regulations. We are required to comply with many of these rules and regulations, and will be required to comply with additional rules and regulations in the future. Furthermore, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. This new law makes significant changes to corporate governance and executive compensation rules for public companies across all industries. As an early commercialization stage company with limited capital and human resources, we will need to divert management’s time and attention away from our business in order to ensure compliance with these regulatory requirements.

Valuation of share-based payments, which we are required to perform for purposes of recording compensation expense under authoritative guidance for share-based payment, involves significant assumptions that are subject to change and difficult to predict.

We record compensation expense in the consolidated statement of operations for share-based payments, such as employee stock options, using the fair value method. The requirements of the authoritative guidance for share-based payment have and will continue to have a material effect on our future financial results reported under Generally Accepted Accounting Principles, or GAAP, and make it difficult for us to accurately predict the impact our future financial results.

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

In March 2006, we entered into our Loan Agreement that provided for a loan to finance various equipment and leasehold improvement expenses. In January 2008, we amended our Loan Agreement to enable us to draw an additional $3.0 million. We are required to repay this additional amount at intervals through July 2011. As of December 31, 2010, we had a total outstanding loan balance under the Loan Agreement of $525,000. The Loan Agreement requires us to maintain a minimum cash balance with Square 1 Bank, and also imposes certain limitations on us, including, among others, limitations on our ability to:

•	transfer all or any part of our businesses or properties, other than transfers done in the ordinary course of business;

•	engage in any business other than the businesses in which we are currently engaged;

•	relocate our chief executive offices or state of incorporation;

•	change our legal name or fiscal year;

•	replace our chief executive officer or chief financial officer;

•	merge or consolidate with or into any other business organizations, with certain exceptions;

•	permit any person to beneficially own a sufficient number of shares entitling such person to elect a majority of our board of directors;

•	incur additional indebtedness, with certain exceptions;

•	incur liens with respect to any of our properties, with certain exceptions; or

•	store any equipment or inventory in which the lender has any interest with any bailee, warehousemen or similar third party unless the third party has been notified of the lender’s security interest.

Complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We maintain our headquarters in San Diego, California in two leased facilities of approximately 102,844 square feet, which includes our laboratory, research and development, manufacturing and general administration functions. The lease for these facilities expires in 2016. We have the right to extend the term of this lease for one period of five years. During 2010, we also maintained a third facility in San Diego, California, which was located at our former headquarters. The lease for this facility expires in 2011. We have not entered into a sublease agreement for our former headquarters facility. In February 2010, our facility was subject to a post-approval inspection by the FDA. After the close of the inspection, the FDA inspector issued a Form 483 identifying several inspectional observations. Subsequent to the inspection, we also received a warning letter from the FDA requiring us to file MDRs in accordance with the MDR regulations for complaints involving sensor wire fractures underneath a patient’s skin. The warning letter also recommended that we add certain warnings and precautions statements to the labeling, patient education brochures, and our company website regarding the appropriate use of the SEVEN and SEVEN PLUS Systems, including that they are not approved for use in children under age 18, pregnant women, or persons on dialysis. In response to the warning letter and the Form 483 inspectional observations, we have taken corrective action to address the observations to achieve substantial compliance with the FDA regulatory requirements applicable to a commercial medical device manufacturer. In October 2010, we were subject to a follow-up site inspection by the FDA, and upon completion of that inspection, we were notified by the inspector that there were no 483 inspectional observations. We also received written notification dated November 1, 2010 from the FDA that we adequately addressed all issues cited in the warning letter. We previously leased a smaller facility of approximately 7,000 square feet near our former headquarters. We entered into a sublease agreement with an unaffiliated third-party to lease this facility from us through the balance of the lease term. We believe that our existing facilities are adequate to meet our needs for the foreseeable future, and that suitable additional space will be available in the future on commercially reasonably terms as needed.

ITEM 3.	LEGAL PROCEEDINGS

On August 11, 2005, Abbott Diabetes Care, Inc., or Abbott, filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware, seeking a declaratory judgment that our continuous glucose monitor infringes certain patents held by Abbott. In August 2005, we moved to dismiss these claims and filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office, or the Patent Office, and by March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against us in the litigation. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by our continuous glucose monitor. On August 18, 2006, the court granted our motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim. In approving the stay, the court also granted our motion to strike, or disallow, Abbott’s amended complaint in which Abbott had sought to add three additional patents to the litigation. Subsequent to the court’s August 18, 2006 order striking Abbott’s amended complaint, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of the three additional patents it had sought to include in the litigation discussed above. On September 7, 2006, we filed a motion to strike Abbott’s new complaint on the grounds that it was redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case has been stayed, Abbott must wait until the court lifts that stay before it could properly ask the court to consider these claims. Alternatively, we asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. In February 2007, the Patent Office ordered reexamination of each of the three patents cited in this new lawsuit. On September 30, 2007, the court granted our motion to consolidate the cases and stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against us.

As of the date of this Report, each of Abbott’s seven patents that are the subject of the litigation has one or more associated reexamination requests in various stages at the Patent Office. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, canceling claims and/or seeking to add new claims. The Board of Patent Appeals and Interferences within the Patent Office has recently rendered decisions on the appeals related to the reexaminations of two of the patents. We believe these decisions are favorable to us; however, Abbott may still seek judicial review of the decisions. Four patents are currently undergoing reexamination at the Patent Office. Reexamination of another patent was completed in 2010 and we recently submitted a subsequent reexamination request.

In addition, since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed reexamination requests seeking to invalidate fifteen of our patents. The fifteen reexamination requests are in various stages at the Patent Office. We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid.

Although it is our position that Abbott’s assertions of infringement in the litigation and requests for interference and reexamination proceedings with the Patent Office have no merit, the outcome of the litigation and interference and reexamination requests cannot be assessed currently with any certainty. Rulings against us in the litigation or in any potential interference or reexamination proceeding could have a material adverse impact on our business and prospects.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

DexCom’s common stock is traded on the NASDAQ Global Market under the symbol “DXCM.” As of February 28, 2011, there were approximately 91 stockholders of record, excluding stockholders whose shares were held in nominee or street name by brokers. We have not paid any cash dividends and do not currently have plans to do so in the foreseeable future. Additionally, our loan agreement prohibits us from paying cash dividends without the lender’s prior written consent.

The following table sets forth the high and low intraday sales price per share for DexCom’s common stock for the periods indicated:

	High	Low
Year Ended December 31, 2010
First Quarter	$10.95	$8.21
Second Quarter	$12.02	$8.92
Third Quarter	$14.18	$10.68
Fourth Quarter	$14.47	$9.91

	High	Low
Year Ended December 31, 2009
First Quarter	$4.72	$2.62
Second Quarter	$7.05	$3.53
Third Quarter	$8.96	$5.25
Fourth Quarter	$8.26	$6.53

Neither we nor any affiliated purchaser repurchased any of our equity securities in fiscal year 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated statements of operations data for the years ended December 31, 2010, 2009, and 2008 and the consolidated balance sheet data as of December 31, 2010 and 2009 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The statements of operations data for the years ended December 31, 2007 and 2006 and the balance sheet data as of December 31, 2008, 2007 and 2006 have been derived from our audited financial statements not included in this annual report. The following selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and related notes to those statements included elsewhere in this annual report.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Product revenue	$40,175	$18,036	$8,108	$4,627	$2,170
Development grant and other revenue	8,456	11,657	1,730	—	—

Total revenue	48,631	29,693	9,838	4,627	2,170
Product cost of sales	26,104	18,216	13,383	12,736	10,959
Development and other cost of sales	4,084	7,816	1,984	—	—

Total cost of sales	30,188	26,032	15,367	12,736	10,959

Gross margin (deficit)	18,443	3,661	(5,529)	(8,109)	(8,789)
Operating expenses:
Research and development	23,227	14,294	19,629	16,131	19,419
Selling, general and administrative	40,506	35,200	27,669	22,436	21,111

Total operating expenses	63,733	49,494	47,298	38,567	40,530

Operating loss	(45,290)	(45,833)	(52,827)	(46,676)	(49,319)
Other income	63	—	34	—	—
Interest income	95	354	1,220	3,782	2,815
Interest expense	(1,548)	(8,045)	(7,283)	(5,560)	(95)
Loss on debt extinguishment upon conversion of convertible debt	(8,490)	—	—	—	—

Net loss	$(55,170)	$(53,524)	$(58,856)	$(48,454)	$(46,599)

Basic and diluted net loss per share attributable to common stockholders(1)	$(0.97)	$(1.21)	$(2.00)	$(1.71)	$(1.71)

Shares used to compute basic and diluted net loss per share attributable to common stockholders(1)	56,881	44,347	29,487	28,313	27,236

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$47,113	$28,016	$27,068	$64,323	$54,508
Working capital	50,896	18,124	17,062	58,844	52,126
Total assets	77,164	46,948	43,882	76,388	64,553
Long term obligations	1,042	46,597	48,354	38,009	2,118
Total stockholders’ equity (deficit)	60,993	(18,445)	(19,468)	29,932	56,828

(1)	See Note 2 of the notes to our consolidated financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for ambulatory use by people with diabetes and for use by healthcare providers in the hospital for the treatment of both diabetic and non-diabetic patients. The majority of our product revenue comes from sales of our SEVEN PLUS ambulatory continuous glucose monitoring system, which we began commercializing in the first quarter of 2009. We also have received CE Mark approval for the GlucoClear in-hospital system, and in partnership with Edwards, we initiated a very limited launch of the GlucoClear system in Europe in 2009.

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

From inception through December 31, 2010, we generated $95.0 million of product and development grant and other (non-product) revenue, and we have incurred net losses in each year since our inception in May 1999. From inception through December 31, 2010, we had an accumulated deficit of $346.4 million. We expect our losses to continue as we proceed with our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and convertible debt. In April 2005, we completed our initial public offering in which we sold 4,700,000 shares of common stock for net proceeds of $50.5 million. In March 2006, we entered into a Loan Agreement, which was subsequently amended in January 2008. As of December 31, 2010, we had an outstanding balance of $525,000 under the Loan Agreement. In May 2006, we completed a follow-on public offering of 2,117,375 shares of our common stock for net proceeds of $47.0 million. In March 2007, we issued an aggregate principal amount of $60.0 million of 4.75% convertible senior notes due in 2027, all of which convertible senior notes have converted into shares of our common stock. In February 2009, we completed a follow-on public offering of 15,994,000 shares of our common stock for net proceeds of approximately $45.6 million. In January 2010, we completed a follow-on public offering of 4,025,000 shares of our common stock for net proceeds of approximately $33.0 million. In November 2010, we completed a follow-on public offering of 3,277,500 shares of our common stock for net proceeds of approximately $33.0 million.

Financial Operations

Revenue

From inception through December 31, 2010, we generated $73.1 million in product revenue from the sale of our continuous glucose monitoring systems. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. During the first quarter of 2008, we entered into a joint development agreement with Animas and we recognize development grant and other revenue received pursuant to that agreement ratably over the term of the development period. During the fourth quarter of 2008, we entered into a collaboration agreement with Edwards and we recognize development grant and other revenue received pursuant to that agreement ratably over the term of the development period. From inception through December 31, 2010, we recognized $21.8 million in development grant and other revenue, which includes milestones and services.

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

Research and Development

Our research and development expenses primarily consist of engineering and research expenses related to our continuous glucose monitoring technology, clinical trials, regulatory expenses, quality assurance programs, materials and products for clinical trials. Research and development expenses are primarily related to employee compensation, including salary, fringe benefits, share-based compensation, and temporary employee expenses. We also incur significant expenses to operate our clinical trials including clinical site reimbursement, clinical trial product and associated travel expenses. Our research and development expenses also include fees for design services, contractors and development materials.

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

Results of Operations

Fiscal year ended December 31, 2010 Compared to December 31, 2009

Revenue, Cost of Sales and Gross Margin

Product revenues increased $22.1 million to $40.2 million for the twelve months ended December 31, 2010 compared to $18.0 million for the twelve months ended December 31, 2009 based primarily on increased sales volume of our durable systems and disposable sensors, and higher average per unit selling prices. Product cost of sales increased $7.9 million to $26.1 million for the twelve months ended December 31, 2010 compared to $18.2 million for the twelve months ended December 31, 2009. The increased product cost of sales associated with additional product sales was offset primarily by increased manufacturing absorption for the twelve months ended December 31, 2010 as compared to the same period in 2009. The product gross margin of $14.1 million for the twelve months ended December 31, 2010 increased $14.3 million compared to a loss of $180,000 for the same period in 2009, primarily due to increased revenue and improved direct labor utilization. During the twelve months ended December 31, 2010, we increased overall inventory levels to meet sales forecast requirements and in anticipation of Flextronics’ relocation of its production site from California to China. Flextronics, which manufactures our ambulatory hardware components, relocated its production lines during the first calendar quarter of 2011. The increase in our inventory levels resulted in additional absorption of manufacturing costs and a corresponding nominal improvement in product gross margin.

Development grant and other revenues decreased $3.2 million to $8.5 million for the twelve months ended December 31, 2010 compared to $11.7 million for the twelve months ended December 31, 2009. Development and other cost of sales decreased $3.7 million to $4.1 million for the twelve months ended December 31, 2010 compared to $7.8 million for the twelve months ended December 31, 2009. The decrease in development grant and other revenues during the twelve months ended December 31, 2010 was based on longer than expected development and regulatory review timelines under our collaboration arrangements with Edwards and Animas. The decrease in costs associated with development was primarily due to fewer development obligations during the year with respect to our collaboration arrangements.

Research and Development. Research and development expense increased $8.9 million to $23.2 million for the twelve months ended December 31, 2010, compared to $14.3 million for the twelve months ended December 31, 2009. The increase in research and development expense was primarily due to increased development efforts for our future generation ambulatory products and by decreased activity with respect to our development and collaboration agreements. Major elements of increased research and development costs include $4.4 million in additional salaries, bonus, and payroll related costs, $1.2 million in additional share-based compensation, and $764,000 in additional facilities costs.

Selling, General and Administrative. Selling, general and administrative expense increased $5.3 million to $40.5 million for the twelve months ended December 31, 2010, compared to $35.2 million for the twelve months ended December 31, 2009. The increase was primarily due to higher selling, information technology, and international development costs to support revenue growth and the continued commercialization of our products. Major elements of increased selling, general, and administrative expenses include $4.0 million in higher salaries, bonus, and payroll related costs, $590,000 in higher depreciation expense, and $420,000 in higher commissions.

Interest Income. Interest income decreased $259,000 to $95,000 for the twelve months ended December 31, 2010, compared to $354,000 for the twelve months ended December 31, 2009. The decrease in interest income was primarily due to lower average interest bearing cash and marketable securities balances and lower yields earned on those balances during the twelve months ended December 31, 2010 as compared to the same period of 2009.

Interest Expense. Interest expense decreased $6.5 million to $1.5 million for the twelve months ended December 31, 2010, compared to $8.0 million for the twelve months ended December 31, 2009. The decrease in interest expense was primarily due to lower non-cash interest expense relating to the accretion of the debt discount for the 4.75% senior convertible notes (the “Notes”) issued in March 2007, and lower coupon interest expense relating to the Notes outstanding as a result of the conversions of the Notes that occurred during the twelve months ended December 31, 2010.

Loss on Debt Extinguishment upon Conversion of Convertible Debt

For the twelve months ended December 31, 2010, we completed exchanges with prior holders of our issued and outstanding Notes, under which we issued an aggregate of approximately 7.9 million shares of our common stock, par value $0.001 per share, in exchange for $60.0 million in aggregate principal amount of the Notes previously held by the exchanging holders. We incurred a loss on the extinguishment of the Notes in the amount of $8.5 million for the twelve months ended December 31, 2010, which includes the difference between the carrying value and the fair value of the Notes on the conversion date, other consideration given to note holders to induce early conversion and transaction costs incurred with third parties, other than the investors, to settle the conversion of the Notes.

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

Development grant and other revenues increased $10.0 million to $11.7 million for the twelve months ended December 31, 2009 compared to $1.7 million for the twelve months ended December 31, 2008. Development and other cost of sales increased $5.8 million to $7.8 million for the twelve months ended December 31, 2009 compared to $2.0 million for the twelve months ended December 31, 2008. The increase in both revenues and costs associated with development was primarily due to our continuing performance obligations under a joint development agreement with Animas originally signed in the first quarter of 2008 and our continuing performance obligations under a collaboration agreement with Edwards originally signed in the fourth quarter of 2008.

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

Liquidity and Capital Resources

We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of December 31, 2010, we had an accumulated deficit of $346.4 million and had working capital of $50.9 million. Our cash, cash equivalents and short-term marketable securities totaled $47.1 million, excluding $1.7 million in restricted cash. We have funded our operations primarily from the sale of equity and debt securities and our bank line. As of December 31, 2010 we had a total of $525,000 outstanding under our amended bank equipment loan that we are required to repay through July 2011. In January 2010, we completed a follow-on public offering of 4,025,000 shares of our common stock for net proceeds of approximately $33.0 million. In November 2010, we completed a public follow-on offering of 3,277,500 shares of our common stock for net proceeds of approximately $33.0 million.

Net Cash Used in Operating Activities. Net cash used in operating activities increased $3.3 million to $42.7 million for the twelve months ended December 31, 2010, compared to $39.4 million for the same period in 2009. The increase in cash used in operating activities was primarily due to $7.6 million in additional changes in operating assets and liabilities and $1.6 million in higher net loss, offset by $5.9 million additional non-cash charges primarily comprised of loss on the extinguishment of debt upon conversion of our Notes. The additional changes in operating assets and liabilities was primarily due to $5.3 million in increased inventory levels to meet sales forecast requirements and in anticipation of our ambulatory hardware manufacturer, Flextronics, relocating its production site from California to China.

Net Cash Provided By Investing Activities. Net cash used in investing activities was $25.6 million for the twelve months ended December 31, 2010, compared to $14.1 million provided for the same period of 2009. The increase in cash used in investing activities was primarily due to $8.2 million increase in cash used to purchase available-for-sale marketable securities and by $3.9 million increase in cash used to purchase property and equipment for the twelve months ended December 31, 2010 as compared to the same period in 2009. For the twelve months ended December 31, 2010, we invested $6.9 million in equipment to support manufacturing improvements compared to $3.0 million during the same period in 2009.

Net Cash Provided by Financing Activities. Net cash provided by financing activities increased $25.3 million to $69.6 million for the twelve months ended December 31, 2010, compared to $44.4 million for the same period of 2009. The increase was primarily due to the $33.0 million in net proceeds generated by the sale of common stock in the follow on public offering completed in January 2010 and the $33.0 million in net proceeds generated by the sale of common stock in the follow on public offering completed in November 2010 for the twelve months ending December 31, 2010 compared to $45.6 million in the same period of 2009.

Operating Capital and Capital Expenditure Requirements

We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses to continue expand the commercialization of our approved products, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.

We believe that our cash, cash equivalents, short-term marketable securities balances, and projected cash contributions from existing partnership arrangements will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash through at least December 31, 2011. If our available cash, cash equivalents and short-term marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, there can be no assurance that we will be successful in obtaining additional cash contributions from future partnership arrangements. Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we are unable to obtain additional financing, we may be required to reduce planned increases in compensation related expenses or other operating expenses related to research, development, and commercialization activities, which could have an adverse impact on our ability to achieve our intended business objectives.

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

Contractual Obligations

On January 31, 2008, we amended our bank equipment loan to enable us to draw an additional $3.0 million. Beginning April 2008, this additional amount requires monthly amortized payments through the maturity date of July 2011. As of December 31, 2010, we had an outstanding balance of $525,000 due on this bank equipment loan.

In April 2006, we entered into an office lease agreement for approximately 66,400 square feet of additional facilities located in San Diego, California. In connection with the lease, we entered into a $664,000 letter of credit to secure future payments under the lease and paid a security deposit in the amount of $89,640 in April

2006. In August 2010, we entered into a First Amendment to Office Lease (the “Agreement”) with respect to facilities in the buildings at 6340 Sequence Drive and 6310 Sequence Drive, each in San Diego, California (the “Buildings”). Under the Agreement, we have leased approximately 102,844 square feet of space in the Buildings, and retain the right and obligation to lease an additional 25,971 square feet in the Buildings. The lease term for the Buildings extends through November 2016 and we have a five-year option to renew the lease upon the expiration of the initial term. Excluding real estate taxes and operating costs, we are required to make total future monthly payments for all of our real estate obligations for the period from January 2011 through November 2016 totaling $14.4 million.

We are party to various purchase arrangements related to components used in production and research and development activities. As of December 31, 2010, we had purchase commitments with certain vendors totaling approximately $3.3 million due within one year. There are no material purchase commitments due beyond one year.

The following table summarizes our outstanding contractual obligations as of December 31, 2010 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Equipment lines	$525	$525	$—	$—	$—
Operating leases	14,410	2,027	7,207	5,176	—
Purchase commitments	3,348	3,348	—	—	—

Total	$18,283	$5,900	$7,207	$5,176	$—

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities.

Related Party Transactions

Our former Chairman of the Board is Donald L. Lucas, who retired from the Board on May 19, 2010. Mr. Lucas is a director of Oracle Corporation. We incurred costs totaling $284,000, $94,000, and $105,000 relating to an Oracle ERP system for the years ended December 31, 2010, 2009 and 2008, respectively. Mr. Lucas was not involved in the selection of our ERP system. We believe that the aforementioned arrangement was at no less favorable rates to us than those that could have been obtained from unrelated third parties based on review of price quotations with third parties.

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

We provide a “30-day money back guarantee” program whereby customers who purchase the SEVEN PLUS durable system and a package of four disposable sensors may return the SEVEN PLUS durable system for any reason within thirty days of purchase and receive a full refund of their purchase price. At December 31, 2010, we maintained a reserve balance of $36,000 relating to this program. We accrue for estimated returns and/or refunds by reducing revenues and establishing a liability account at the time of shipment based on historical experience.

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

We shipped product directly to Edgepark’s customers and recognized $9.6 million and $4.5 million in revenue, which represents 20% and 15% of our revenues for the twelve months ended December 31, 2010 and 2009, respectively. With respect to other distributors which stock inventory of our product and fulfill orders from their inventory, we shipped product to these distributors and recognized $4.7 million and $1.4 million in revenue from these arrangements for the twelve months ended December 31, 2010 and 2009, respectively. We monitor shipments to, and on-hand inventory levels of, these distributors, and at December 31, 2010 these distributors had limited amounts of our product in their inventory.

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

For transactions containing multiple element arrangements entered into or materially modified after January 1, 2010, we consider deliverables as separate units of accounting and recognize deliverables as revenue upon delivery only if (i) the deliverable has stand-alone value and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery of the undelivered item(s) is probable and substantially controlled by us. We allocate consideration to the separate units of accounting using the relative selling price method, in which allocation of consideration is based on vendor-specific objective evidence (“VSOE”) if available, third party evidence (“TPE”), or if VSOE or TPE is not available, management’s best estimate of a stand alone selling price for elements. See Recent Accounting Pronouncements in Note 1 of the notes to the consolidated financial statements for additional information related to our adoption of authoritative guidance for revenue recognition for multiple-deliverable revenue arrangements.

For transactions containing multiple element arrangements entered into prior to January 1, 2010, we considered deliverables as separate units of accounting and recognized deliverables as revenue upon delivery only if (i) the deliverable had stand-alone value, (ii) if the arrangement included a general right of return relative to the delivered item(s), delivery of the undelivered item(s) was probable and substantially controlled by us, and (iii) the fair value of the undelivered performance obligations could be determined. In those instances when objective and reliable evidence of fair value existed for the undelivered items but not for the delivered items, the residual method was used to allocate the arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered items equaled the total arrangement consideration less the aggregate fair value of the undelivered items. If we were unable to establish stand-alone value for delivered items or when fair value of undelivered items had not been established, revenue was deferred until all elements were delivered and services had been performed, or until fair value could objectively be determined for any remaining undelivered elements.

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

During the first quarter of 2008, we entered into a development agreement with Animas, as amended on January 12, 2009 and July 30, 2009, which provided us with a development grant. During the fourth quarter of 2008, we entered into a collaboration agreement with Edwards, as amended on May 5, 2009, which provided us with a development grant. We recognized $8.5 million in development grant and other revenue for the twelve months ended December 31, 2010, respectively. As of December 31, 2010, we had $3.5 million in deferred revenue relating to our development and other agreements.

Share-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including employee stock options, restricted stock, restricted stock units and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Share-based compensation expense for the years ended December 31, 2010, 2009 and 2008 was $9.4 million, $8.4 million, and $7.7 million, respectively. As of December 31, 2010, there was $15.9 million of unrecognized compensation cost related to unvested options, restricted stock and restricted stock units that is expected to be recognized as a component of our operating expenses through 2014. Compensation costs will be adjusted for future changes in estimated forfeitures.

We estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods as share-based compensation expense using the straight-line single option method in our consolidated statement of operations. We utilize the Black-Scholes option-pricing model as our method of valuation for stock options granted and we use the grant date fair value of our common stock for valuing restricted stock unit awards. Our determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, the existing valuation models may not provide an accurate measure of the fair value of the our employee stock options. Although the fair value of employee stock options is determined using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

Bonus Accrual

For the 2010 bonus plan, the Compensation Committee authorized an amount of up to 80% of salary and wages for non sales employees to be awarded from the pool based on the weighted average achievement measured against certain objectives. As various targets were met, bonuses were paid or accrued, as of December 31, 2010, under the 2010 bonus plan totaling $3.0 million.

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

Income Taxes

In July 2006, the FASB issued authoritative guidance for accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, the authoritative guidance provides detail on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of the authoritative guidance.

The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

Balance at January 1, 2008	$2,586
Increases related to current year tax positions	491

Balance at December 31, 2008	3,077

Adjustments related to prior year tax positions	51
Increases related to current year tax positions	604
Decreases due to IRC Section 382 limitation	(837)

Balance at December 31, 2009	2,895

Increases related to current year tax positions	677

Balance at December 31, 2010	$3,572

Due to the valuation allowance, $51,000 of the total unrecognized tax benefits as of December 31, 2010, would reduce our annual effective tax rate if recognized. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We file income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. Due to net operating losses incurred, our income tax returns from inception to date are subject to examination by taxing authorities. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2010, we had no interest or penalties accrued for uncertain tax positions.

Fair Value Measurements

The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value and include the following:

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

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance for multiple-deliverable revenue arrangements that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This guidance also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the guidance. The guidance does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. This guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We adopted the provisions of the authoritative guidance as of January 1, 2010 on a prospective basis. Prospective application required us to apply the guidance to new arrangements entered into or arrangements materially modified since the beginning of 2010. The prospective application had no impact on our consolidated financial statements for the twelve months ended December 31, 2010. There would not have been a material difference in amounts recognized for development grant and other revenue for 2009 if the multiple element arrangements entered into or materially modified during 2009 were subject to the measurement requirements of the amendments of this guidance.

In October 2009, the FASB issued authoritative guidance for certain revenue arrangements that include software elements that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in the guidance, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the guidance, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The guidance also provides direction on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We must elect the same transition method for this guidance as that chosen for the guidance for multiple-deliverable revenue arrangements. We adopted the provisions of the authoritative guidance as of January 1, 2010 on a prospective basis. The prospective application had no impact on our consolidated financial statements for the twelve months ended December 31, 2010.

In April 2010, the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated results of operations and financial condition.

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

DEXCOM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DexCom, Inc.:

We have audited the accompanying consolidated balance sheets of DexCom, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DexCom, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DexCom, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 3, 2011

DEXCOM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except par value data)

	As of December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$4,889	$3,577
Short-term marketable securities, available-for-sale	42,224	24,439
Accounts receivable, net	6,671	3,490
Inventory	8,112	2,641
Restricted cash	1,439	—
Prepaid and other current assets	2,690	2,773

Total current assets	66,025	36,920
Property and equipment, net	10,763	6,422
Restricted cash	275	2,414
Other assets	101	1,192

Total assets	$77,164	$46,948

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$5,350	$5,745
Accrued payroll and related expenses	5,730	4,406
Current portion of long-term debt	525	900
Current portion of deferred revenue	3,524	7,745

Total current liabilities	15,129	18,796
Other liabilities	1,042	840
Long-term debt, net of current portion	—	45,757

Total liabilities	16,171	65,393
Commitments and contingencies (Note 4)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share, 5,000 shares authorized; no shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively.	—	—
Common stock, $0.001 par value per share, 100,000 authorized; 62,360 and 62,078 shares issued and outstanding, respectively, at December 31, 2010, and 46,324 and 46,045 shares issued and outstanding, respectively, at December 31, 2009	62	46
Additional paid-in capital	407,375	272,730
Accumulated other comprehensive loss	(66)	(13)
Accumulated deficit	(346,378)	(291,208)

Total stockholders’ equity (deficit)	60,993	(18,445)

Total liabilities and stockholders’ equity (deficit)	$77,164	$46,948

See accompanying notes.

DEXCOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share data)

	Years Ended December 31,
	2010	2009	2008
Product revenue	$40,175	$18,036	$8,108
Development grant and other revenue	8,456	11,657	1,730

Total revenue	48,631	29,693	9,838
Product cost of sales	26,104	18,216	13,383
Development and other cost of sales	4,084	7,816	1,984

Total cost of sales	30,188	26,032	15,367

Gross margin (deficit)	18,443	3,661	(5,529)
Operating expenses
Research and development	23,227	14,294	19,629
Selling, general and administrative	40,506	35,200	27,669

Total operating expenses	63,733	49,494	47,298

Operating loss	(45,290)	(45,833)	(52,827)
Other income	63	—	34
Interest income	95	354	1,220
Interest expense	(1,548)	(8,045)	(7,283)
Loss on debt extinguishment upon conversion of convertible debt	(8,490)	—	—

Net loss	$(55,170)	$(53,524)	$(58,856)

Basic and diluted net loss per share attributable to common stockholders	$(0.97)	$(1.21)	$(2.00)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	56,881	44,347	29,487

See accompanying notes.

DEXCOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands—except per share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Balance at December 31, 2007	28,624	$29	$208,718	$13	$(178,828)	$29,932
Settlement of the second tranche of the call spread option	(118)	—	—	—	—	—
Issuance of common stock under equity incentive plans	1,103	1	1,173	—	—	1,174
Issuance of stock for cash	92	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	98	—	588	—	—	588
Share-based compensation for employee stock options and award grants	—	—	7,477	—	—	7,477
Issuance of stock for services	25	—	180	—	—	180
Comprehensive loss:
Unrealized gains on available-for-sale investment securities	—	—	—	37	—	37
Net loss	—	—	—	—	(58,856)	(58,856)

Comprehensive loss	—	—	—	—	—	(58,819)

Balance at December 31, 2008	29,824	30	218,136	50	(237,684)	(19,468)
Issuance of stock in follow-on offering in February 2009 at $3.00 per share for cash, net of offering costs of $2,409	15,994	16	45,633	—	—	45,649
Issuance of common stock under equity incentive plans	34	—	120	—	—	120
Issuance of common stock for Employee Stock Purchase Plan	193	—	541	—	—	541
Share-based compensation for employee stock options and award grants	—	—	8,300	—	—	8,300
Comprehensive loss:
Unrealized loss on available-for-sale investment securities	—	—	—	(54)	—	(54)
Foreign currency translation adjustments	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(53,524)	(53,524)

Comprehensive loss	—	—	—	—	—	(53,587)

Balance at December 31, 2009	46,045	46	272,730	(13)	(291,208)	(18,445)
Issuance of stock in follow-on offering in January 2010 at $8.75 per share for cash, net of offering costs of $416	4,025	4	32,988	—	—	32,992
Issuance of stock in follow-on offering in November 2010 at $10.60 per share for cash, net of offering costs of $207	3,278	3	32,987	—	—	32,990
Issuance of stock upon conversion of convertible debt	7,929	8	54,640	—	—	54,648
Issuance of common stock under equity incentive plans	594	1	3,643	—	—	3,644
Issuance of common stock for Employee Stock Purchase Plan	207	—	920	—	—	920
Share-based compensation for employee stock options and award grants	—	—	9,467	—	—	9,467
Comprehensive loss:
Unrealized loss on available-for-sale investment securities	—	—	—	(5)	—	(5)
Foreign currency translation adjustments	—	—	—	(48)	—	(48)
Net loss	—	—	—	—	(55,170)	(55,170)

Comprehensive loss	—	—	—	—	—	(55,223)

Balance at December 31, 2010	62,078	$62	$407,375	$(66)	$(346,378)	$60,993

See accompanying notes.

DEXCOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2010	2009	2008
Operating activities
Net loss	$(55,170)	$(53,524)	$(58,856)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,437	2,373	3,036
Share-based compensation	9,441	8,366	7,682
Non-cash restructuring charge	—	(362)	355
Accretion and amortization related to investments, net	721	891	1
Accretion of non-cash interest expense related to convertible notes	1,059	4,861	4,059
Compensation expense associated with stock options issued to consultants	—	—	1
Loss on debt extinguishment upon conversion of convertible debt	8,490	—	—
Amortization of debt issuance costs	36	246	159
Loss on disposal of equipment	101	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,181)	(2,372)	(903)
Inventory	(5,471)	(195)	(1,307)
Prepaid and other assets	1,288	(1,004)	148
Restricted cash	700	1,856	(3,356)
Accounts payable and accrued liabilities	(432)	1,508	(291)
Accrued payroll and related expenses	1,324	2,291	(422)
Deferred revenue	(4,221)	(4,275)	12,020
Deferred rent and other liabilities	202	(49)	223

Net cash used in operating activities	(42,676)	(39,389)	(37,451)
Investing activities
Purchase of available-for-sale marketable securities	(73,447)	(65,270)	(36,986)
Proceeds from the maturity of available-for-sale marketable securities	54,691	53,856	63,802
Purchase of property and equipment	(6,860)	(2,992)	(2,492)
Proceeds from the sale of equipment	6	302	—

Net cash (used in) provided by investing activities	(25,610)	(14,104)	24,324
Financing activities
Net proceeds from issuance of common stock	70,546	46,310	1,762
Proceeds from equipment loan	—	—	3,000
Repayment of equipment loan	(900)	(1,931)	(2,050)

Net cash provided by financing activities	69,646	44,379	2,712

Effect of exchange rate changes on cash and cash equivalents	(48)	(9)	—

Increase (decrease) in cash and cash equivalents	1,312	(9,123)	(10,415)
Cash and cash equivalents, beginning of year	3,577	12,700	23,115

Cash and cash equivalents, ending of year	$4,889	$3,577	$12,700

Non-cash investing and financing transactions:
Unrealized gain (loss) on marketable securities	$(5)	$(54)	$37

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$357	$2,932	$3,074
Non-cash investing and financing transactions:
Conversion of convertible notes to common stock	$46,270	$—	$—

See accompanying notes.

DEXCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

Basis of Presentation

We have incurred operating losses since our inception and have an accumulated deficit of $346.4 million at December 31, 2010. As of December 31, 2010, we had available cash, cash equivalents and short-term investments totaling $47.1 million, excluding $1.7 million of restricted cash, and working capital of $50.9 million. Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned increases in compensation related expenses or other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources will be sufficient to fund our operations through at least December 31, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of DexCom and our wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting

An operating segment is identified as a component of a business that has discrete financial information available, and one that the chief operating decision maker must decide the level of resource allocation directed to the segment. In addition, the guidance for segment reporting indicates certain quantitative thresholds. We consider our operations and manage our business as one operating segment.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include excess or obsolete inventories, warranty accruals, employee bonus, clinical study expenses, trade show expenses, allowances for returned product, allowance for bad debt, and share-based compensation expense. Excess and obsolete inventories are estimated by identifying the amount of on hand and on order materials compared to expected future sales, taking into account clinical trial and development usage along with new product introductions. Employee bonus estimates are based, in part, on the 2010 bonus plan’s authorized target bonus amounts of up to 80%, 70%, 70%, 40%, 30% and 25% of base salary for our Chief Executive Officer, Chief Operating Officer, Chief Technical Officer, our Senior Vice President of Clinical and Regulatory Affairs, our Vice Presidents and the remainder of our non-sales management employees, respectively, to be awarded from the bonus pool based on the weighted average achievement of certain objectives. With respect to the CEO, generally, 75% of any bonus paid under the 2010 Plan was based on achieving certain annual revenue goals and 25% was based on achieving certain operating loss goals. For the remainder of our eligible employees, generally, 60% of any bonus paid under the 2010 Plan was based on achieving certain annual revenue goals, 20% was based on achieving targeted operating loss goals and 20% was based on achieving certain performance milestones. Clinical trial expenses are accrued based on estimates of progress under related contracts and include initial set up costs as well as ongoing monitoring over multiple sites in the U.S. and abroad. An allowance for refunds for returned products is determined by analyzing the timing and amounts of past refund activity.

Cash and Cash Equivalents

We invest our excess cash in bank deposits, money market accounts, and debt securities. We consider all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Short-Term Marketable Securities

We have classified our short-term investments as “available-for-sale” and carry them at fair value with unrealized gains and losses, if any, reported as a separate component of stockholders’ equity and included in comprehensive loss. Realized gains and losses are calculated on the specific identification method and recorded as interest income.

Accounts Receivable

We grant credit to various customers in the normal course of business. We maintain an allowance for doubtful accounts for potential credit losses. Uncollectible accounts are written-off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a customer account is uncollectible. Generally, receivable balances greater than one year past due are deemed uncollectable.

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities, are carried at cost, which we believe approximates fair value given their short-term nature.

The estimated fair value of our convertible notes was determined by using observable market information and valuation methodologies that correlate fair value with the market price of our common stock. As of December 31, 2010, there were no convertible notes outstanding. The estimated fair value and carrying amounts of our convertible notes at December 31, 2009 was as follows (in thousands):

	December 31, 2009
	Fair Value	Carrying Value
Convertible notes	$69,661	$45,232

Letters of Credit

At December 31, 2010 and 2009, we had irrevocable letters of credit outstanding with a commercial bank for approximately $914,000 securing our facility leases. The letters of credit are secured by cash and an equal amount of restricted cash has been separately disclosed in the accompanying consolidated balance sheets.

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

	Years Ended December 31,
	2010	2009	2008
Customer A	23%	18%	27%
Customer B	16%	8%	—
Customer C	12%	19%	—

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

During the fourth quarter of 2009, we sold Edwards certain equipment totaling $302,000, which were sold at their net book value. We also sold Edwards supplies totaling $241,000, which were offset against cost of sales and research and development expense.

Impairment of Long-Lived Assets

We will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. We have not experienced any material impairment losses on assets used in operations.

Share-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including employee stock options, restricted stock, restricted stock units and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Share-based compensation expense recognized for the years ended December 31, 2010, 2009 and 2008 was $9.4 million, $8.4 million and $7.7 million, respectively.

We estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods as share-based compensation expense using the straight-line single-option method in our consolidated statement of operations. As share-based compensation expense recognized in the consolidated statement of operations during fiscal 2010, 2009, and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Revenue Recognition

We sell our durable systems and disposable units through a direct sales force in the United States and through distribution arrangements in the United States and in portions of Europe. Components are individually priced and can be purchased separately or together. We receive payment directly from patients who use our products, as well as from distributors and third party payors. Our durable system includes a reusable transmitter, a receiver, a power cord, data management software and a USB cable. Disposable sensors for use with the durable system are sold separately in packages of four. The initial durable system price is not dependent upon the purchase of any amount of disposable sensors. We discontinued sales of our SEVEN durable system in the United States in the first quarter of 2009, although we continue to sell disposable sensors for use with both the SEVEN and SEVEN PLUS durable systems.

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

We have entered into distribution agreements with RGH Enterprises, Inc., or “Edgepark,” and other distributors that allow the distributors to sell our durable systems and disposable units. Revenue on product sales to distributors is recognized at the time of shipment, which is when title and risk of loss have been transferred to the distributor and there are no other post-shipment obligations. Revenue is recognized based on contracted prices and invoices are either paid by check following the issuance of a purchase order or letter of credit, or they are paid by wire at the time of placing the order. Terms of distributor orders are FOB shipping point (FCA shipping point for international orders). Distributors do not have rights of return per their distribution agreement outside of our standard warranty. We accrue for estimated returns, refunds and rebates by reducing revenues and establishing a liability account at the time of shipment based on historical experience. The distributors typically have a limited timeframe to notify us of any missing, damaged, defective or non-conforming products. For any such products, we shall either, at our option, replace the portion of defective or non-conforming product at no additional cost to the distributor or cancel the order and refund any portion of the price paid to us at that time for the sale in question.

We shipped product directly to Edgepark’s customers and recognized $9.6 million and $4.5 million in revenue, which represents 20% and 15% of our total revenues, respectively, for the twelve months ended December 31, 2010 and 2009. With respect to other distributors which stock inventory of our product and fulfill orders from their inventory, we shipped product to these distributors and recognized $4.7 million and $1.4 million in revenue from these arrangements for the twelve months ended December 31, 2010 and 2009, respectively.

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

For transactions containing multiple element arrangements entered into or materially modified after January 1, 2010, we consider deliverables as separate units of accounting and recognize deliverables as revenue upon delivery only if (i) the deliverable has stand-alone value and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery of the undelivered item(s) is probable and substantially controlled by us. We allocate consideration to the separate units of accounting using the relative selling price method, in which allocation of consideration is based on vendor-specific objective evidence (“VSOE”) if available, third party evidence (“TPE”), or if VSOE or TPE is not available, management’s best estimate of a stand alone selling price for elements. See Recent Accounting Pronouncements in Note 1 of the notes to the consolidated financial statements for additional information related to our adoption of authoritative guidance for revenue recognition for multiple-deliverable revenue arrangements.

For transactions containing multiple element arrangements entered into prior to January 1, 2010, we considered deliverables as separate units of accounting and recognized deliverables as revenue upon delivery only if (i) the deliverable had stand-alone value, (ii) if the arrangement included a general right of return relative to the delivered item(s), delivery of the undelivered item(s) was probable and substantially controlled by us, and (iii) the fair value of the undelivered performance obligations could be determined. In those instances when objective and reliable evidence of fair value existed for the undelivered items but not for the delivered items, the residual method was used to allocate the arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered items equaled the total arrangement consideration less the aggregate fair value of the undelivered items. If we were unable to establish stand-alone value for delivered items or when fair value of undelivered items had not been established, revenue was deferred until all elements were delivered and services had been performed, or until fair value could objectively be determined for any remaining undelivered elements.

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

Under the collaboration agreement with Edwards which provided us with a development grant, we recognized $6.9 million in development grant and other revenue, which represents 14% of our total revenues for the twelve months ended December 31, 2010.

Warranty Accrual

Estimated warranty costs are recorded at the time of shipment. We estimate future warranty costs by analyzing the timing, cost and amount of returned product. Assumptions and historical warranty experience are evaluated on at least a quarterly basis to determine the continued appropriateness of such assumptions.

Research and Development

All costs of research and development are expensed as incurred. Research and development expenses primarily include salaries, bonus and payroll related costs, overhead, part components, share-based compensation, and fees paid to consultants.

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

	Years Ended December 31,
	2010	2009	2008
Net loss	$(55,170)	$(53,524)	$(58,856)
Unrealized gain (loss) on available-for-sale marketable securities	(5)	(54)	37
Foreign currency translation loss	(48)	(9)	—

Comprehensive loss	$(55,223)	$(53,587)	$(58,819)

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

Income Taxes

In July 2006, the FASB issued authoritative guidance for accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement process for recording in the consolidated financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, the accounting standard provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.

The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

Balance at January 1, 2008	$2,586
Increases related to current year tax positions	491

Balance at December 31, 2008	3,077

Adjustments related to prior year tax positions	51
Increases related to current year tax positions	604
Decreases due to IRC Section 382 limitation	(837)

Balance at December 31, 2009	2,895

Increases related to current year tax positions	677

Balance at December 31, 2010	$3,572

Due to the valuation allowance, $51,000 of the total unrecognized tax benefits as of December 31, 2010 would reduce our annual effective tax rate if recognized.

We file income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. Due to net operating losses incurred, our income tax returns from inception to date are subject to examination by taxing authorities. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2010, we had no interest or penalties accrued for uncertain tax positions.

Fair Value Measurements

The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value and include the following:

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

The following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$1,000	—	—	$1,000
Marketable securities, available for sale	$42,224	—	—	$42,224
Restricted cash	$1,714	—	—	$1,714

We have maintained only Level 1 financial assets during the twelve months ended December 31, 2010.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance for multiple-deliverable revenue arrangements that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This guidance also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the guidance. The guidance does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. This guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We adopted the provisions of the authoritative guidance as of January 1, 2010 on a prospective basis. Prospective application required us to apply the guidance to new arrangements entered into or arrangements materially modified since the beginning of 2010. The prospective application had no impact on our consolidated financial statements for the twelve months ended December 31, 2010. There would not have been a material difference in amounts recognized for development grant and other revenue for 2009 if the multiple element arrangements entered into or materially modified during 2009 were subject to the measurement requirements of the amendments of this guidance.

In October 2009, the FASB issued authoritative guidance for certain revenue arrangements that include software elements that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in the guidance, many tangible products and services that rely on software will be accounted for under the multiple- element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the guidance, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The guidance also provides direction on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We must elect the same transition method for this guidance as that chosen for the guidance for multiple-deliverable revenue arrangements. We adopted the provisions of the authoritative guidance as of January 1, 2010 on a prospective basis. The prospective application had no impact on our consolidated financial statements for the twelve months ended December 31, 2010.

In April 2010, the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated results of operations and financial condition.

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

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in thousands):

	December 31,
	2010	2009	2008
Options outstanding to purchase common stock	8,353	7,972	7,112
Unvested restricted stock and restricted stock units	504	31	75
Convertible senior notes	—	7,692	7,692

Total	8,857	15,695	14,879

3. Financial Statement Details

Short Term Marketable Securities, Available for Sale

Short-term investment securities, consisting solely of debt securities with contractual maturities of less than one year, were as follows (in thousands):

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$32,231	$2	$(10)	$32,223
Commercial paper	4,996	—	—	4,996
Corporate debt	5,006	1	(2)	5,005

Total	$42,233	$3	$(12)	$42,224

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$16,198	$7	$(10)	$16,195
Corporate debt	8,244	1	(1)	8,244

Total	$24,442	$8	$(11)	$24,439

Accounts Receivable

	December 31,
	2010	2009
Accounts receivable	$7,174	$3,811
Less allowance for doubtful accounts, sales returns and discounts	(503)	(321)

Total	$6,671	$3,490

Inventory

	December 31,
	2010	2009
Raw materials	$5,041	$1,613
Work in process	575	398
Finished goods	2,496	630

Total	$8,112	$2,641

Property and Equipment

	December 31,
	2010	2009
Furniture and fixtures	$2,462	$1,408
Computer equipment	6,635	4,258
Machinery and equipment	10,782	8,712
Leasehold improvements	5,908	4,843

Total	25,787	19,221
Accumulated depreciation and amortization	(15,024)	(12,799)

Property and equipment, net	$10,763	$6,422

Depreciation and amortization expense for the years ended December 31, 2010, 2009, and 2008 was $2.4 million, $2.4 million, and $3.0 million, respectively.

Accounts Payable and Accrued Liabilities

	December 31,
	2010	2009
Accounts payable trade	$1,758	$2,600
Accrued tax, audit, and legal fees	783	761
Clinical trials	134	238
Accrued interest on convertible debt	—	831
Accrued other including warranty	2,675	1,315

Total	$5,350	$5,745

Accrued Payroll and Related Expenses

	December 31,
	2010	2009
Accrued paid time off	$1,570	$1,254
Accrued wages, bonus and taxes	3,596	2,779
Other accrued employee benefits	564	373

Total	$5,730	$4,406

Accrued Warranty

	Year Ended December 31,
	2010	2009
Beginning balance	$129	$71
Charges to costs and expenses	2,178	1,223
Costs incurred	(1,872)	(1,165)

Ending balance	$435	$129

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

At December 31, 2010, we had total borrowings of $525,000 under the Loan Agreement pursuant to the Facility A Equipment Line and Facility B Equipment Line and none was available for future borrowings. The loan bears an interest rate equal to the lender’s prime rate plus 0.25% and at December 31, 2010, the interest rate was 3.5%. Beginning April 2008, terms of the Facility B Equipment Line began to require monthly amortized payments through the maturity date of July 2011. Under the amended Loan Agreement, we continue to grant a security interest in substantially all of our personal property as collateral for the loan and are required to maintain cash balances equal to total outstanding loan balances with the lender.

Convertible Senior Notes

In March 2007, we issued $60 million aggregate principal amount of Convertible Senior Notes due 2027 in a private offering. The notes were convertible into shares of common stock based on an initial conversion rate of 128.2051 shares of common stock per $1,000 principal amount of notes, which was equivalent to an initial conversion price of approximately $7.80 per share.

The aggregate underwriting commissions and other debt issuance costs incurred with respect to the issuance of the notes was $2.7 million. These costs have been allocated to the debt and equity components of the convertible debt per the guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), and were capitalized as debt issuance costs on our consolidated balance sheet.

For the twelve months ended December 31, 2010, we completed exchanges with prior holders of our issued and outstanding Notes, under which we issued an aggregate of approximately 7.9 million shares of our common stock, par value $0.001 per share, in exchange for $60.0 million in aggregate principal amount of the Notes previously held by the exchanging holders. We incurred a loss on the extinguishment of the Notes in the amount of $8.5 million for the twelve months ended December 31, 2010, which includes the difference between the carrying value and the fair value of the Notes on the conversion date, other consideration given to note holders to induce early conversion and transaction costs incurred with third parties, other than the investors, to settle the conversion of the Notes. Determining the fair value of the liability component requires the use of accounting estimates and assumptions which are judgmental in nature and could have a significant impact on the valuation. As of September 30, 2010, no Convertible Senior Notes remained outstanding.

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

Leases

In April 2006, we entered into an office lease agreement for facilities located in San Diego, California. In August 2010, we entered into a First Amendment to Office Lease (the “Agreement”) with respect to facilities in the buildings at 6340 Sequence Drive and 6310 Sequence Drive, each in San Diego, California (the “Buildings”). Under the Agreement, we have leased additional space in the Buildings, and retain the right and obligation to lease additional space in the Buildings. The lease term for the Buildings extends through November 2016 and we have a five-year option to renew the lease upon the expiration of the initial term. We also currently maintain a second lease for our former headquarters facility which expires in 2011. These facility leases have annual rental increases ranging from approximately 2.5% to 4.0%. The difference between the straight-line expense over the term of the lease and actual amounts paid are recorded as deferred rent. In September 2008, our subsidiary in Sweden entered into a three year lease for a small shared office space, which has a quarterly adjustment clause for rent to increase or decrease in proportion to changes in consumer prices. Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances, under all lease agreements as of December 31, 2010 were as follows (in thousands):

Fiscal Year Ending
2011	2,027
2012	2,117
2013	2,503
2014	2,587
2015	2,665
Thereafter	2,511

Total	$14,410

Rent expense for the years ended December 31, 2010, 2009, and 2008 was $2.1 million, $1.5 million, and $2.2 million, respectively.

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

In connection with this litigation each of Abbott’s seven patents that are the subject of the litigation have one or more associated reexamination requests in various stages at the Patent Office. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, canceling claims and/or seeking to add new claims. The Board of Patent Appeals and Interferences within the Patent Office has recently rendered decisions on the appeals related to the reexaminations of two of the patents. We believe these decisions are favorable to us; however, Abbott may still seek judicial review of the decisions. Four patents are currently undergoing reexamination at the Patent Office. Reexamination of another patent was completed in 2010 and we recently submitted a subsequent reexamination request.

In addition, since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed reexamination requests seeking to invalidate fifteen of our patents. The fifteen reexamination requests are in various stages at the Patent Office. We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid.

Although it is our position that Abbott’s assertions of infringement have no merit, and that the potential interference and reexamination requests have no merit, neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation, potential interference or reexamination requests can be assessed, and as of December 31, 2010, no amounts have been accrued.

Purchase Commitments

We are party to various purchase arrangements related to our development activities including materials used in our glucose monitoring systems. As of December 31, 2010, we had purchase commitments with vendors totaling $3.3 million due within one year. There are no material purchase commitments due beyond one year.

5. Development Agreements

Insulet Corporation

On January 7, 2008, we entered into a development agreement with Insulet to integrate our continuous glucose monitoring technology into Insulet’s wireless, handheld OmniPod System Personal Diabetes Manager. The agreement is non-exclusive and does not impact either party’s existing third party development agreements.

Animas Corporation

On January 10, 2008, as amended on January 12, 2009 and July 30, 2009 (“the Animas Amendments”), we entered into a joint development agreement with Animas to integrate our continuous glucose monitoring technology into Animas insulin pumps. Under the terms of the amended agreement, Animas will contribute up to $1.1 million to DexCom to offset certain development, clinical and regulatory expenses. The agreement is non-exclusive in the United States, but exclusive outside the United States and does not impact either party’s existing third party development agreements. In January 2008 we received $500,000. In January 2009 we received $250,000. We recorded $189,000 in development grant and other revenue for the twelve months ended December 31, 2010, compared to $279,000 for the same period in 2009. Pursuant to the Animas Amendments, we will collaborate with Animas to develop a modified version of our transmitter to support a single, global CGM-enabled insulin pump launch by Animas. We were entitled to receive a one-time $1.0 million milestone payment upon the achievement of performance qualification of a manufacturing line for the modified transmitter, which was earned in December 2010, and we received this $1.0 million milestone payment in January 2011. We are also entitled to receive an additional $4.0 million payment upon the first regulatory body approval outside the United States for the new system.

Edwards Lifesciences LLC

On November 10, 2008, and as amended on May 5, 2009, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Edwards. Pursuant to the Agreement, we and Edwards agreed to develop jointly and to market an in-hospital automatic blood glucose monitoring system. Under the terms of the Collaboration Agreement, as amended, Edwards was obligated to pay us an upfront fee of $13.0 million. In addition, we are entitled to receive up to $22.0 million for product development costs and milestones related to regulatory approvals and manufacturing readiness. We will also receive either a profit-sharing payment of up to 10% of commercial sales of the product, or a royalty of up to 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license under our intellectual property to the critical care sector in the hospital market. Edwards will be responsible for global sales and marketing, and we will initially be responsible for manufacturing. In November 2008 we received $13.0 million. We received an additional $3.0 million during the twelve months ended December 31, 2010. We recorded $6.9 million in development grant and other revenue for the twelve months ended December 31, 2010, compared to $11.1 million for the same period in 2009.

6. Stockholders’ Equity

Follow-on Stock Offering

In January 2010, we completed a follow-on public offering of 4,025,000 shares of our common stock for net proceeds of approximately $33.0 million. In November 2010, we completed a public follow-on stock offering of 3,277,500 shares of our common stock for net proceeds of approximately $33.0 million.

7. Income Taxes

We have recorded a net tax benefit of $31,000 and $15,000 for the years ended December 31, 2010 and 2009, respectively, related to refundable income tax credits and partial offset by foreign income tax expense. The amounts have been included in other income in the consolidated financial statements.

At December 31, 2010, we had federal and state tax net operating loss carryforwards of approximately $237.6 million and $169.4 million, respectively. The federal and state tax loss carryforwards will begin to expire in 2019 and 2013, respectively, unless previously utilized. We also had federal and state research and development tax credit carryforwards of approximately $3.1 million and $5.6 million, respectively. The federal research and development tax credit will begin to expire in 2019, unless previously utilized.

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

Significant components of our deferred tax assets as of December 31, 2010 and 2009 are shown below (in thousands). A valuation allowance of approximately $118.3 million has been established as of December 31, 2010 to offset the deferred tax assets, as realization of such assets is uncertain.

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$89,069	$75,325
Capitalized research and development expenses	15,743	16,578
Tax credits	3,975	3,165
Share-based compensation	6,750	5,627
Fixed and intangible assets	1,397	1,358
Other, net	1,329	815

Total gross deferred tax assets	118,263	102,868
Less: valuation allowance	(118,263)	(97,353)
Net deferred tax assets	—	5,515

Deferred tax liabilities
Convertible debt	—	(5,515)

Net deferred tax assets	$—	$—

We recognize windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. At December 31, 2010, deferred tax assets do not include $3.6 million of excess tax benefits from share-based compensation.

The reconciliation between our effective tax rate on income (loss) from continuing operations and the statutory rate is as follows:

	December 31,
	2010	2009	2008
Income taxes (benefit) at statutory rates	35.00%	35.00%	35.00%
State income tax, net of federal benefit	3.46%	3.16%	3.06%
Permanent items	(2.68)%	(2.20)%	(1.58)%
Research and development credits	2.51%	2.32%	1.77%
Tax attribute carryover limitation	—	(4.89)%	—
Other	(0.36)%	1.09%	(1.23)%
Change in valuation allowance	(37.88)%	(34.45)%	(36.96)%

	0.06%	0.03%	0.06%

8. Related Party Transactions

Our former Chairman is a director of Oracle Corporation. Costs incurred relating to an Oracle ERP system for the years ended December 31, 2010, 2009 and 2008 totaled $284,000, $94,000, and $105,000, respectively.

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

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) permits our eligible employees to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 10% of the participant’s cash compensation subject to certain limitations, and the purchase price will not be less than 85% of the lower of the fair market value of the stock at either the beginning of the applicable “Offering Period” or the Purchase Date. Each Offering Period is 12 months, with new Offering Periods commencing every six months on the dates of February 1 and August 1 of each year. Each Offering Period consists of two (2) six month purchase periods (each a “Purchase Period”) during which payroll deductions of the participants are accumulated under the ESPP. The last business day of each Purchase Period is referred to as the “Purchase Date.” The First Offering Period ran from April 13, 2005 to July 31, 2006 and included the Purchase Dates of January 31 and July 31 of 2006. Thereafter, Purchase Dates are every six months on the dates of January 31 and July 31. Annually in January of each year, subject to Board discretion and certain limitations, shares reserved for the ESPP will automatically be increased by a number of shares equal to 1% of the total number of issued and outstanding shares of our common stock at the preceding year end. On January 31, 2008, July 31, 2008, January 30, 2009, July 31, 2009, January 29, 2010 and July 30, 2010, we issued 48,584, 49,238, 84,062, 108,629, 146,500 and 60,909 respectively, shares of common stock under the ESPP.

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

A summary of our stock option activity, and related information for the year ended December 31, 2010 is as follows (in thousands except weighted-average exercise price and weighted-average remaining contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	7,972	$7.12
Granted	1,145	$10.40
Exercised	(549)	$6.63
Cancelled	(215)	$8.52

Outstanding at December 31, 2010	8,353	$7.56	7.3	$52,996

Exercisable at December 31, 2010	5,528	$7.74	6.7	$34,831

The weighted average fair values of options granted was $6.49, $3.42, and $3.00 for the three years ended December 31, 2010, 2009, and 2008, respectively. The total intrinsic value of options exercised was $2.6 million, $110,000, and $7.8 million determined as of the date of exercise during the years ended December 31, 2010, 2009, and 2008, respectively.

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

As share-based compensation expense recognized in the consolidated statement of operations for fiscal 2010, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Authoritative guidance for share-based payment requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

The following table summarizes information about stock options outstanding at December 31, 2010 (in thousands except for exercise price and contractual life):

Options Outstanding					Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.30 – $2.40	296	3.5	$1.58	$3,575	293	$1.58	$3,533
$3.19 – $4.71	1,775	8.0	$3.51	18,001	958	$3.62	9,616
$5.05 – $8.06	3,440	7.2	$7.03	22,769	2,536	$7.07	16,679
$8.26 – $9.56	918	7.0	$8.93	4,330	777	$8.93	3,669
$9.73 – $13.65	1,554	8.0	$10.87	4,321	608	$11.46	1,334
$13.86 – $25.80	370	5.1	$19.45	—	356	$19.65	—

$0.30 – $25.80	8,353	7.3	$7.56	$52,996	5,528	$7.74	$34,831

We define in-the-money options at December 31, 2010 as options that had exercise prices that were lower than the $13.65 closing market price of our common stock at that date. The aggregate intrinsic value of options outstanding at December 31, 2010 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 8.0 million options that were in-the-money at that date. There were 5.2 million in-the-money options exercisable at December 31, 2010.

The following table sets forth a summary of our nonvested stock options and activity as of and for the year ended December 31, 2010:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2009	3,679	$3.23
Granted	1,146	6.49
Vested	(1,786)	3.76
Forfeited	(214)	4.49

Nonvested at December 31, 2010	2,825	$4.21

Valuation and expense information

The following table summarizes share-based compensation expense related to employee stock options, restricted stock, restricted stock units and employee stock purchases for the years ended December 31, 2010, 2009 and 2008 were allocated as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Cost of sales	$746	$580	$561
Research and development	2,695	1,850	1,740
Selling, general and administrative	6,000	5,936	5,382

Share-based compensation expense included in operating expenses	$9,441	$8,366	$7,683

We estimated the fair value of each option grant and ESPP purchase rights on the date of grant using the Black-Scholes option pricing model with the below assumptions.

Options:

	Years Ended December 31,
	2010	2009	2008
Risk free interest rate	1.8 – 2.8%	2.0 – 2.8%	4.5%
Dividend yield	0%	0%	0%
Expected volatility of the Company’s stock	0.67 – 0.68	0.63 – 0.67	0.48
Expected life (in years)	6.1	6.1	6.1

ESPP:

	Years Ended December 31,
	2010	2009	2008
Risk free interest rate	0.35 – .38%	0.5 – 1.0%	4.6%
Dividend yield	0%	0%	0%
Expected volatility of the Company’s stock	0.32 – 0.45	0.69 – 0.91	0.48
Expected life (in years)	1	1	1

Restricted Stock Awards and Restricted Stock Units (RSUs)

We have periodically granted unvested restricted common stock awards to certain employees. As of December 31, 2010, a total of 151,963 such shares had been granted. The grant awards typically vest 25% annually and are fully vested following the fourth anniversary of the vesting start date. RSU awards typically vest annually over one to three years. Vesting of all restricted common stock awards and RSUs is subject to continued employment and we have the right to repurchase unvested restricted stock award shares at the original issuance price of $0.001 per share subject to certain terms and conditions. The restricted stock and RSUs had a weighted-average fair value of $9.67 per share at date of grant. As of December 31, 2010, there were 4,283 restricted stock shares subject to repurchase with an intrinsic value of $58,000.

The following table sets forth a summary of our RSU activity as of and for the year ended December 31, 2010 (in thousands except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at December 31, 2009	—	$—
Granted	555	9.95
Vested	(48)	10.07
Forfeited	(8)	9.80

Nonvested at December 31, 2010	499	$9.94	$6,814

Reserved Shares

We have reserved shares of common stock for future issuance as follows (in thousands):

	December 31,
	2010	2009
Stock options and awards under our plans:
Stock options granted and outstanding	8,353	7,972
Unvested RSUs	499	—
Reserved for future grant	41	136
Employee Stock Purchase Plan	1,102	849
Convertible senior notes	—	7,692

Total	9,995	16,649

10. Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2010 and 2009 (in thousands except per share data):

	For the Three Months Ended
	December 31	September 30	June 30	March 31
Year ended December 31, 2010
Revenues	$15,636	$11,664	$11,786	$9,545
Gross margin	6,989	3,476	4,519	3,459
Total operating costs	16,875	16,538	15,787	14,533
Net loss attributable to common stockholders	(9,812)	(13,398)	(11,687)	(20,273)
Basic and diluted net loss per share attributable to common stockholders	$(0.16)	$(0.23)	$(0.20)	$(0.40)

Year ended December 31, 2009
Revenues	$10,471	$7,259	$6,751	$5,212
Gross margin (deficit)	4,107	865	(1,048)	(263)
Total operating costs	13,569	12,444	12,407	11,074
Net loss attributable to common stockholders	(11,529)	(13,523)	(15,330)	(13,142)
Basic and diluted net loss per share attributable to common stockholders	$(0.25)	$(0.29)	$(0.33)	$(0.33)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands)

Allowance for doubtful accounts
Balance December 31, 2007	$25
Provision for doubtful accounts	61
Write-off and adjustments	(19)
Recoveries	—

Balance December 31, 2008	$67

Allowance for doubtful accounts
Balance December 31, 2008	$67
Provision for doubtful accounts	356
Write-off and adjustments	(137)
Recoveries	—

Balance December 31, 2009	$286

Allowance for doubtful accounts
Balance December 31, 2009	$286
Provision for doubtful accounts	658
Write-off and adjustments	(497)
Recoveries	6

Balance December 31, 2010	$453

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Our management, with the participation of the Chief Executive and Chief Financial Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP an independent Public Registered Accounting firm, as stated in their report which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DexCom, Inc.

We have audited DexCom, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DexCom, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DexCom, Inc. maintained in all material respects effective internal control over financial reporting as of December 31, 2010 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DexCom, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010 of DexCom, Inc. and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 3, 2011

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

For the three fiscal years ended December 31, 2010—Schedule II Valuation and Qualifying Accounts, the financial statements in Part II, Item 8 of this annual report are incorporated by reference.

Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3.	Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing
3.01	Registrant’s Restated Certificate of Incorporation.	S-1/A	333-122454	March 3, 2005	3.03

3.02	Registrant’s Amended and Restated Bylaws.	8-K	000-51222	May 22, 2009	99.01

4.01	Form of Specimen Certificate for Registrant’s common stock.	S-1/A	333-122454	March 24, 2005	4.01

4.02	Second Amended and Restated Investors’ Rights Agreement, dated December 30, 2004.	S-1	333-122454	February 1, 2005	4.02

4.03	Form of Rights Agreement, between DexCom, Inc. and American Stock Transfer & Trust Company, including the Certificate of Designations of Series A Junior Participating Preferred Stock, Summary of Stock Purchase Rights and Forms of Right Certificate attached thereto as Exhibit A, B and C, respectively.	S-1/A	000-51222	March 24, 2005	4.03

10.01	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.	S-1	333-122454	February 1, 2005	10.01

10.02	1999 Stock Option Plan and related agreements.*	S-1	333-122454	February 1, 2005	10.02

10.03	2005 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreements.*	S-1/A	000-51222	March 24, 2005	10.03

10.04	2005 Employee Stock Purchase Plan and form of subscription agreement.*	S-1/A	000-51222	March 24, 2005	10.04

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing
10.05	Sorrento Valley Business Park Lease dated December 3, 2003 between Hub Properties Trust and DexCom, Inc.	S-1/A	000-51222	March 25, 2005	10.08

10.06	Exclusive Patent License Agreement dated August 17, 2001 between SM Technologies, LLC and DexCom, Inc.**	S-1/A	000-51222	April 5, 2005	10.09

10.07	Agreement Regarding Terms of Sale dated May 23, 2003 between AMI Semiconductor, Inc. and DexCom, Inc.**	S-1/A	333-122454	April 5, 2005	10.10

10.08	Offer letter between DexCom, Inc. and Jorge Valdes dated October 16, 2005.*	10-K	000-51222	February 27, 2006	10.14

10.09	Loan and Security Agreement between Square 1 Bank and DexCom, Inc., dated March 20, 2006.	8-K	000-51222	March 24, 2006	99.01

10.10	Office Lease Agreement, dated March 31, 2006, between DexCom, Inc. and Kilroy Realty, L.P.	8-K	000-51222	April 7, 2006	99.01

10.11	Offer letter between DexCom, Inc. and Steven R. Pacelli dated April 10, 2006.*	8-K	000-51222	April 13, 2006	99.01

10.12	First Amendment to Loan and Security Agreement, dated January 31, 2008, between DexCom, Inc. and Square 1 Bank.	8-K	000-51222	February 5, 2008	99.01

10.13	Collaboration Agreement, dated November 10, 2008 between DexCom, Inc. and Edwards Lifesciences LLC.**	8-K/A	000-51222	January 28, 2009	10.1

10.14	Amended and Restated Joint Development Agreement, dated January 12, 2009, between DexCom, Inc. and Animas Corporation.**	8-K/A	000-51222	January 28, 2009	10.1

10.15	OUS Commercialization Agreement, dated January 12, 2009, between DexCom, Inc. and Animas Corporation.**	8-K/A	000-51222	January 28, 2009	10.2

10.16	Form of Amended and Restated Executive Change of Control & Severance Agreement.*	10-K	000-51222	March 5, 2009	10.20

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing
10.17	Amended and Restated Offer Letter Agreement dated December 19, 2008 between DexCom, Inc. and Terrance H. Gregg.*	10-K	000-51222	March 5, 2009	10.21

10.18	Letter Agreement, between Edwards Lifesciences LLC and DexCom, Inc., dated May 5, 2009.	10-Q	000-51222	August 3, 2009	10.22

10.19	Non-Exclusive Distribution Agreement, between RGH Enterprises, Inc. and DexCom, Inc., dated April 30, 2008.**	10-Q	000-51222	August 3, 2009	10.23

10.20	Letter of Amendment of the Amended and Restated Joint Development Agreement, between Animas Corporation and DexCom, Inc., dated July 30, 2009.**	10-Q	000-51222	November 4, 2009	10.24

10.21	Amendment No. 1 to the Commercialization Agreements, between Animas Corporation and DexCom, Inc., dated July 30, 2009.**	10-Q	000-51222	November 4, 2009	10.25

10.22	Amended and Restated Development, Manufacturing, Licensing and Supply Agreement, between DSM PTG, Inc. and DexCom, Inc., dated February 19, 2010.**	10-K	000-51222	March 9, 2010	10.25

10.23	Form of Restricted Stock Unit Award Agreement.	10-Q	000-51222	May 5, 2010	10.26

10.24	First Amendment to Office Lease between DexCom, Inc. and Kilroy Realty, L.P., dated August 18, 2010.	10-Q	000-51222	November 4, 2010	10.27

21.01	List of Subsidiaries.					X

23.01	Consent of Independent Registered Public Accounting Firm.					X

24.01	Power of Attorney. (See page 68 of this Form 10-K).					X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X

*	Represents a management contract or compensatory plan.
**	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and were filed separately with the Securities and Exchange Commission.
***	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that DexCom specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXCOM, INC.
(Registrant)

Dated: March 3, 2011	By:	/s/ JESS ROPER
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

Signature	Title	Date
/s/ TERRANCE GREGG Terrance Gregg	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2011

/s/ JESS ROPER Jess Roper	Chief Financial Officer (Principal Financial Officer)	March 3, 2011

/s/ JONATHAN LORD Jonathan Lord, M.D.	Chairman of the Board of Directors	March 3, 2011

/s/ NICHOLAS AUGUSTINOS Nicholas Augustinos	Director	March 3, 2011

/s/ KEVIN SAYER Kevin Sayer	Director	March 3, 2011

/s/ JAY SKYLER Jay Skyler, M.D.	Director	March 3, 2011

/s/ ERIC TOPOL Eric Topol, M.D.	Director	March 3, 2011