Form 10-Q
period 2011-03-31
DEXCOM INC
filed 2011-05-03
CIK 1093557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 28, 2011, 62,400,466 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

DexCom, Inc.

Consolidated Balance Sheets

(In thousands—except par value data)

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$3,805	$4,889
Short-term marketable securities, available-for-sale	33,526	42,224
Accounts receivable, net	7,158	6,671
Inventory	6,425	8,112
Restricted cash	1,214	1,439
Prepaid and other current assets	2,304	2,690

Total current assets	54,432	66,025
Property and equipment, net	11,748	10,763
Restricted cash	275	275
Other assets	100	101

Total assets	$66,555	$77,164

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$4,234	$5,350
Accrued payroll and related expenses	4,703	5,730
Current portion of long-term debt	300	525
Current portion of deferred revenue	2,358	3,524

Total current liabilities	11,595	15,129
Other liabilities	1,027	1,042
Long-term portion of deferred revenue	571	—

Total liabilities	13,193	16,171
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.001 par value, 100,000 authorized; 62,656 and 62,373 issued and outstanding, respectively, at March 31, 2011; and 62,360 and 62,078 shares issued and outstanding, respectively, at December 31, 2010	63	62
Additional paid-in capital	411,610	407,375
Accumulated other comprehensive loss	(83)	(66)
Accumulated deficit	(358,228)	(346,378)

Total stockholders’ equity	53,362	60,993

Total liabilities and stockholders’ equity	$66,555	$77,164

See accompanying notes

DexCom Inc.

Consolidated Statements of Operations

(In thousands—except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Product revenue	$13,139	$6,764
Development grant and other revenue	1,035	2,781

Total revenue	14,174	9,545
Product cost of sales	8,352	5,140
Development and other cost of sales	706	946

Total cost of sales	9,058	6,086

Gross margin	5,116	3,459
Operating expenses
Research and development	6,268	4,739
Selling, general and administrative	10,718	9,794

Total operating expenses	16,986	14,533

Operating loss	(11,870)	(11,074)
Interest income	26	30
Interest expense	(6)	(1,299)
Loss on debt extinguishment upon conversion of convertible debt	—	(7,930)

Net loss	$(11,850)	$(20,273)

Basic and diluted net loss per share	$(0.19)	$(0.40)

Shares used to compute basic and diluted net loss per share	62,179	51,291

See accompanying notes

DexCom, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(11,850)	$(20,273)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	806	500
Share-based compensation	2,548	2,275
Accretion and amortization related to investments, net	146	154
Accretion related to convertible debt discount	—	919
Loss on debt extinguishment upon conversion of convertible debt	—	7,930
Amortization of debt issuance costs	—	6
Changes in operating assets and liabilities:
Accounts receivable	(487)	(311)
Inventory	1,687	(1,210)
Prepaid and other assets	389	2,395
Restricted cash	225	225
Accounts payable and accrued liabilities	(1,116)	(663)
Accrued payroll and related expenses	(1,027)	(358)
Deferred revenue	(595)	(1,977)
Deferred rent and other liabilities	(15)	(49)

Net cash used in operating activities	(9,289)	(10,437)
Investing activities
Purchase of available-for-sale marketable securities	(3,991)	(32,265)
Proceeds from the maturity of available-for-sale marketable securities	12,558	17,202
Purchase of property and equipment	(1,791)	(958)

Net cash provided by (used in) investing activities	6,776	(16,021)
Financing activities
Net proceeds from issuance of common stock	1,688	33,814
Repayment of equipment loan	(225)	(225)

Net cash provided by financing activities	1,463	33,589

Effect of exchange rate changes on cash and cash equivalents	(34)	(8)

Increase (decrease) in cash and cash equivalents	(1,084)	7,123
Cash and cash equivalents, beginning of period	4,889	3,577

Cash and cash equivalents, ending of period	$3,805	$10,700

Non-cash investing and financing transactions:
Conversion of convertible notes to common stock	—	$41,483

See accompanying notes

DexCom, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization and Business

DexCom, Inc. is a medical device company focused on the design, development and commercialization of continuous glucose monitoring (“CGM”) systems for ambulatory use by people with diabetes and by healthcare providers in the hospital for the treatment of both diabetic and non-diabetic patients. Unless the context requires otherwise, the terms “we,” “us,” “our,” the “company,” or “DexCom” refer to DexCom, Inc. and its subsidiary.

Basis of Presentation

We have incurred operating losses since our inception and have an accumulated deficit of $358.2 million at March 31, 2011. As of March 31, 2011, we had available cash, cash equivalents and short-term investments totaling $37.3 million, excluding $1.5 million of restricted cash, and working capital of $42.8 million. Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned increases in compensation related expenses or other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources will be sufficient to fund our operations through at least March 31, 2012.

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation (except for the changes in estimates described below), have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2010 included in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission on March 3, 2011.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include excess or obsolete inventories, warranty accruals, employee bonus, clinical study expenses, trade show expenses, allowances for returned product, allowance for bad debt, and share-based compensation expense. Excess and obsolete inventories are estimated by identifying the amount of on hand and on order materials compared to expected future sales, taking into account clinical trial and development usage along with new product introductions. Employee bonus estimates are based, in part, on the 2011 bonus plan’s authorized target bonus amounts of up to 100%, 75%, 45%, 35% and 30% of base salary for our Chief Executive Officer, for each of our Chief Operating Officer and Chief Technical Officer, our Senior Vice Presidents, our Vice Presidents and the remainder of our non-sales management employees, respectively, to be awarded from the bonus pool based on the weighted average achievement of certain objectives. For our eligible employees, generally, 60% of any bonus paid under the 2011 Plan is based on achieving certain annual revenue goals, 20% is based on achieving targeted operating loss goals and 20% is based on achieving certain performance milestones. Clinical trial expenses are accrued based on estimates of progress under related contracts and include initial set up costs as well as ongoing monitoring over multiple sites in the U.S. and abroad. An allowance for refunds for returned products is determined by analyzing the timing and amounts of past refund activity.

DexCom, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Share-Based Compensation

We recorded $2.5 million and $2.3 million in share-based compensation expense during the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, unrecognized estimated compensation costs related to unvested stock options, restricted stock and restricted stock units totaled $31.5 million and is expected to be recognized through 2015. We utilize the Black-Scholes option-pricing model as the method of valuation for share-based awards granted and we use the grant date fair value of our common stock for valuing restricted stock unit awards.

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue on product sales is recognized upon shipment, which is when title and the risk of loss have been transferred to the customer and there are no other post shipment obligations. With respect to customers who directly pay for products, the products are generally paid for at the time of shipment using a customer’s credit card and do not include customer acceptance provisions. We recognize revenue from contracted insurance payors based on the contracted rate. For non-contracted insurance payors, we obtain prior authorization from the payor and recognize revenue based on the estimated collectible amount and historical experience. We also receive a prescription or statement of medical necessity and, for insurance reimbursement customers, an assignment of benefits prior to shipment

We provide a “30-day money back guarantee” program whereby customers who purchase a durable system and a package of four disposable sensors may return the durable system for any reason within thirty days of purchase and receive a full refund of their purchase price. We accrue for estimated returns and/or refunds by reducing revenues and establishing a liability account at the time of shipment based on historical experience.

We have entered into a distribution agreement with RGH Enterprises, Inc., or “Edgepark,” as amended on March 29, 2011, as well as agreements with other distributors that allow the distributors to sell our durable systems and disposable units. Revenue on product sales to distributors is recognized at the time of shipment, which is when title and risk of loss have been transferred to the distributor and there are no other post-shipment obligations. Revenue is recognized based on contracted prices and invoices are either paid by check following the issuance of a purchase order or letter of credit, or they are paid by wire at the time of placing the order. Terms of distributor orders are FOB shipping point (FCA shipping point for international orders). Distributors do not have rights of return per their distribution agreement outside of our standard warranty. We accrue for estimated returns, refunds and rebates by reducing revenues and establishing a liability account at the time of shipment based on historical experience. The distributors typically have a limited timeframe to notify us of any missing, damaged, defective or non-conforming products. For any such products, we shall either, at our option, replace the portion of defective or non-conforming product at no additional cost to the distributor or cancel the order and refund any portion of the price paid to us at that time for the sale in question.

We shipped product directly to certain distributors’ customers and recognized $4.1 million and $2.0 million in revenue, which represents 29% and 21% of our total revenues for the three months ended March 31, 2011 and 2010. With respect to other distributors which stock inventory of our product and fulfill orders from their inventory, we shipped product to these distributors and recognized $2.3 million in revenue from these arrangements for the three months ended March 31, 2011. We monitor shipments to, and on-hand inventory levels of, these distributors, and at March 31, 2011 these distributors had limited amounts of our product in their inventory.

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

DexCom, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

DexCom, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Comprehensive Loss

We report all components of comprehensive loss, including net loss, in the consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive loss, including unrealized gains and losses on investments and foreign currency translation adjustments, are reported, net of their related tax effect, to arrive at comprehensive loss. Our comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(11,850)	$(20,273)
Unrealized gain (loss) on short-term available-for-sale marketable securities	17	(19)
Foreign currency translation loss	(34)	(8)

Comprehensive loss	$(11,867)	$(20,300)

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

DexCom, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$3,046	—	—	$3,046
Marketable securities, available for sale
U.S. government agencies	$26,542	—	—	$26,542
Commercial paper	$2,999	—	—	$2,999
Corporate debt	$3,985	—	—	$3,985

Total marketable securities, available for sale	$33,526			$33,526
Restricted cash	$1,489	—	—	$1,489

We have maintained only Level 1 financial assets during the three months ended March 31, 2011.

The book values of cash and cash equivalents, short-term marketable securities, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

Recent Accounting Guidance

In April 2010, the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We adopted the provisions of the guidance as of January 1, 2011 on a prospective basis. The prospective application had no impact on our consolidated financial statements for the three months ended March 31, 2011.

2. Net Loss Per Common Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, options, unvested restricted stock and restricted stock units and the conversion of convertible senior notes are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in thousands):

	Three Months Ended March 31,
	2011	2010
Options outstanding to purchase common stock	8,177	8,560
Unvested restricted stock and restricted stock units	1,668	437
Convertible senior notes	—	769

Total	9,845	9,766

3. Financial Statement Details (in thousands)

Short Term Marketable Securities, Available for Sale

Short term investment securities, consisting solely of debt securities with contractual maturities of less than one year were as follows (in thousands):

DexCom, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$26,535	$8	$(1)	$26,542
Commercial paper	2,999	—	—	2,999
Corporate debt	3,984	2	(1)	3,985

Total	$33,518	$10	$(2)	$33,526

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$32,231	$2	$(10)	$32,223
Commercial paper	4,996	—	—	4,996
Corporate debt	5,006	1	(2)	5,005

Total	$42,233	$3	$(12)	$42,224

Inventory

	March 31, 2011	December 31, 2010
Raw materials	$3,240	$5,041
Work-in-process	458	575
Finished goods	2,727	2,496

Total	$6,425	$8,112

Accounts Payable and Accrued Liabilities

	March 31, 2011	December 31, 2010
Accounts payable trade	$2,001	$1,758
Accrued tax, audit, and legal fees	605	783
Clinical trials	6	134
Accrued other including warranty	1,622	2,675

Total	$4,234	$5,350

Accrued Warranty

	Three Months Ended March 31,
	2011	2010
Beginning balance	$435	$129
Charges to costs and expenses	512	803
Costs incurred	(478)	(528)

Ending balance	$469	$404

4. Commitments and Contingencies

Line of Credit

In March 2006, we entered into a loan and security agreement (the “Loan Agreement”) that provided for up to $5.0 million to finance various equipment purchases through March 2007. In January 2008, we entered into an amendment to the Loan Agreement to

DexCom, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

finance additional equipment purchases. The amendment allows us to draw an additional amount of up to $3.0 million under a new and additional Facility B Equipment Line.

At March 31, 2011, we had total borrowings of $0.3 million under the Loan Agreement pursuant to the Facility A Equipment Line and Facility B Equipment Line and none was available for future borrowings. The loan bears an interest rate equal to the lender’s prime rate plus 0.25% and at March 31, 2011, the interest rate was 3.5%. Beginning April 2008, terms of the Facility B Equipment Line began to require monthly amortized payments through the maturity date of July 2011. Under the amended Loan Agreement, we continue to grant a security interest in substantially all of our personal property as collateral for the loan and are required to maintain cash balances equal to total outstanding loan balances with the lender.

Leases

In April 2006, we entered into an office lease agreement for facilities located in San Diego, California. In August 2010, we entered into a First Amendment to Office Lease (the “Agreement”) with respect to facilities in the buildings at 6340 Sequence Drive and 6310 Sequence Drive, each in San Diego, California (the “Buildings”). Under the Agreement, we have leased additional space in the Buildings, and retain the right and obligation to lease additional space in the Buildings. The lease term for the Buildings extends through November 2016 and we have a five-year option to renew the lease upon the expiration of the initial term. We also currently maintain a second lease for our former headquarters facility which expires in 2011. These facility leases have annual rental increases ranging from approximately 2.5% to 4.0%. The difference between the straight-line expense over the term of the lease and actual amounts paid are recorded as deferred rent. In September 2008, our subsidiary in Sweden entered into a three year lease for a small shared office space, which has a quarterly adjustment clause for rent to increase or decrease in proportion to changes in consumer prices. Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances, under all lease agreements as of March 31, 2011 were as follows (in thousands):

Fiscal Year Ending
Remainder of 2011	$1,460
2012	2,117
2013	2,503
2014	2,587
2015	2,665
Thereafter	2,511

Total	$13,843

Total rent expense for the three months ended March 31, 2011 was $0.7 million.

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

In connection with this litigation five of Abbott’s seven patents that are the subject of the litigation have one or more associated reexamination requests in various stages at the Patent Office. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, canceling claims and/or seeking to add new claims. The Board of Patent Appeals and Interferences within the Patent Office has recently rendered decisions on the appeals related to the reexaminations of two of the patents. We believe these

DexCom, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

decisions are favorable to us; however, Abbott may seek judicial review of the decisions. Three patents are currently undergoing reexamination at the Patent Office, and the remaining two patents have been issued Certificates of Reexamination.

In addition, since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed reexamination requests seeking to invalidate eighteen of our patents. Fifteen of the eighteen reexamination requests are in various stages at the Patent Office, and three have been issued a Certificate of Reexamination. We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid. Additionally, Abbott has filed an Opposition to one of our European patents.

Although it is our position that Abbott’s assertions of infringement have no merit, and that the potential interference and reexamination requests have no merit, neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation, potential interference or reexamination requests can be assessed, and as of March 31, 2011, no amounts have been accrued.

From time to time, we are subject to various claims and suits arising out of the ordinary course of business, including commercial and employment related matters. We do not expect that the resolution of these matters would have a material adverse effect on our consolidated financial position.

Purchase Commitments

We are party to various purchase arrangements related to our manufacturing and development activities including materials used in our glucose monitoring systems. As of March 31, 2011, we had purchase commitments with vendors totaling $4.1 million due within one year. There are no material purchase commitments due beyond one year.

5. Development Agreements

Insulet Corporation

On January 7, 2008, we entered into a development agreement with Insulet Corporation (“Insulet”) to integrate our continuous glucose monitoring technology into Insulet’s wireless, handheld OmniPod System Personal Diabetes Manager. The agreement is non-exclusive and does not impact either party’s existing third party development agreements.

Animas Corporation

On January 10, 2008, as amended on January 12, 2009 and July 30, 2009 (“the Animas Amendments”), we entered into a joint development agreement with Animas Corporation (“Animas”) to integrate our continuous glucose monitoring technology into Animas insulin pumps. Under the terms of the amended agreement, Animas will contribute up to $1.1 million to DexCom to offset certain development, clinical and regulatory expenses. The agreement is non-exclusive in the United States, but exclusive outside the United States and does not impact either party’s existing third party development agreements. In January of 2008 we received $0.5 million. In January of 2009 we received $0.3 million. We recorded $25,000 and $0.1 million in development grant and other revenue for the three months ended March 31, 2011 and 2010, respectively. Pursuant to the Animas Amendments, we will collaborate with Animas to develop a modified version of our transmitter to support a single, global CGM-enabled insulin pump launch by Animas. We were entitled to receive a one-time $1.0 million milestone payment upon the achievement of performance qualification of a manufacturing line for the modified transmitter, which was earned in December 2010, and we received this $1.0 million milestone payment in January 2011. We are also entitled to receive an additional $4.0 million payment upon the first regulatory body approval outside the United States for the new system.

Edwards Lifesciences LLC

        On November 10, 2008, and as amended on May 5, 2009, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Edwards. Pursuant to the Collaboration Agreement, we and Edwards agreed to develop jointly and to market an in-hospital automatic blood glucose monitoring system. Under the terms of the Collaboration Agreement, as amended, Edwards was obligated to pay us an upfront fee of $13.0 million. In addition, we are entitled to receive up to $22.0 million for product development costs and milestones related to regulatory approvals and manufacturing readiness. We will also receive either a profit-sharing payment of up to 10% of commercial sales of the product, or a royalty of up to 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license under our intellectual property to the critical care sector in the hospital market. Edwards will be responsible for global sales and marketing, and we will initially be responsible for manufacturing. In November 2008 we received $13.0 million. We received an additional $3.0 million during the twelve months ended December 31,

DexCom, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

2010. We recorded $0.6 million in development grant and other revenue for the three months ended March 31, 2011, compared to $2.6 million for the same period in 2010.

Each of the milestones related to the Collaboration Agreement are considered to be substantive. In determining whether each milestone is substantive, we considered whether the consideration earned by achieving the milestone should (i) be commensurate with either (a) our performance to achieve the milestone or (b) the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relate solely to past performance and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. We did not recognize any consideration for milestones for the three months ended March 31, 2011.

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

In-Hospital Product Line: GlucoClear®

To address the in-hospital patient population, we entered into an exclusive agreement with Edwards to develop jointly and market a specific product platform for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for the critical care market. On October 30, 2009, we received CE Mark (Conformité Européene) approval for our first generation blood-based in-vivo automated glucose monitoring system, which we have branded the GlucoClear, for use by healthcare providers in the hospital, and will seek approval for future GlucoClear products from the FDA. In partnership with Edwards, we initiated a very limited launch of the GlucoClear system in Europe in 2009.

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

We have built a direct sales organization to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. To complement our direct sales efforts, we also employ clinical specialists who educate and provide clinical support in the field, and we have entered into a limited number of distribution arrangements that allow distributors to sell our products. In March 2011, we completed a modest increase in the size of the sales organization. We believe our direct, highly-specialized and focused sales organization is sufficient for us to support our sales efforts.

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

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare and Medicaid, or CMS, released 2008 Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those patients covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices. As of May 2011, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our SEVEN PLUS system by their members. Many of these coverage policies are restrictive in nature and require the patient to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. In addition, patients who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist patients in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create and liberalize coverage policies with third-party payors and expect to continue to do so in 2011. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, patients may not use them on a widespread basis.

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

We currently manufacture our devices at our headquarters in San Diego, California. These facilities have more than 8,000 square feet of laboratory space and approximately 10,000 square feet of controlled environment rooms. In February 2010, our facility was subject to a post-approval inspection by the FDA. After the close of the inspection, the FDA investigator issued a Form 483 identifying several inspectional observations. Subsequent to the inspection, we also received a warning letter from the FDA requiring us to file medical device reports, or (MDRs), in accordance with the MDR regulations for complaints involving sensor wire fractures underneath a patient’s skin. The warning letter also recommended that we add certain warnings and precautions statements to the labeling, patient education brochures, and our company website regarding the appropriate use of the SEVEN PLUS system, including that they are not approved for use in children under age 18, pregnant women, or persons on dialysis. In response to the warning letter and the Form 483 inspectional observations, we have taken corrective action to address the observations to achieve substantial compliance with the FDA regulatory requirements applicable to a commercial medical device manufacturer. In October 2010, we were subject to a follow-up site inspection by the FDA, and upon completion of that inspection, we were notified by the inspector that there were no 483 inspectional observations. We also received written notification dated November 1, 2010 from the FDA that we adequately addressed all issues cited in the warning letter.

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

From inception through March 31, 2011, we had generated $109.1 million of product and development grant and services (non-product) revenue, and we have incurred net losses in each year since our inception in May 1999. From inception through March 31, 2011, we had an accumulated deficit of $358.2 million. We expect our losses to continue as we proceed with our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and convertible debt. Most recently, in January 2010, we completed a follow-on public offering of 4,025,000 shares of our common stock for net proceeds of approximately $33.0 million. In November 2010, we completed a follow-on public offering of 3,277,500 shares of our common stock for net proceeds of approximately $33.0 million.

Financial Operations

Revenue

From inception through March 31, 2011, we generated $86.3 million in product revenue from the sale of our continuous glucose monitoring systems. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. During the first quarter of 2008, we entered into a joint development agreement with Animas and we recognize development grant and other revenue received pursuant to that agreement ratably over the term of the development period. During the fourth quarter of 2008, we entered into a collaboration agreement with Edwards and we recognize development grant and other revenue received pursuant to that agreement ratably over the term of the development period. From inception through March 31, 2011, we recognized $22.9 million in development grant and other revenue, which includes milestones and services.

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

Results of Operations

Quarter Ended March 31, 2011 Compared to March 31, 2010

Revenue, Cost of Sales and Gross Margin

Product revenues increased $6.4 million to $13.1 million for the three months ended March 31, 2011 compared to $6.8 million for the three months ended March 31, 2010 based primarily on increased sales volume of our durable systems and disposable sensors, and higher average per unit selling prices. Product cost of sales increased $3.2 million to $8.4 million for the three months ended March 31, 2011 compared to $5.1 million for the three months ended March 31, 2010. The product gross margin of $4.8 million for the three months ended March 31, 2011 increased $3.2 million compared to $1.6 million for the same period in 2010, primarily due to increased revenue and better direct labor utilization.

Development grant and other revenues decreased $1.7 million to $1.0 million for the three months ended March 31, 2011 compared to $2.8 million for the three months ended March 31, 2010. Development and other cost of sales decreased $0.2 million to

$0.7 million for the three months ended March 31, 2011 compared to $0.9 million for the three months ended March 31, 2010. The decrease in development grant and other revenues during the three months ended March 31, 2011 was based on longer than expected development and regulatory review timelines under our collaboration arrangements with Edwards and Animas. The decrease in costs associated with development was primarily due to fewer development obligations during the period with respect to our collaboration arrangements.

Research and Development. Research and development expense increased $1.5 million to $6.3 million for the three months ended March 31, 2011, compared to $4.7 million for the three months ended March 31, 2010. The increase in research and development expense was primarily due to increased development efforts for our future generation ambulatory products and by decreased activity with respect to our development and collaboration agreements. Changes in research and development expense include $1.1 million in higher development costs and $0.2 million in higher clinical, regulatory and quality assurance costs. Increased research and development costs include $0.6 million in additional salaries, bonus, and payroll related costs, $0.4 million in additional share-based compensation, and $0.2 million in additional consulting costs.

Selling, General and Administrative. Selling, general and administrative expense increased $0.9 million to $10.7 million for the three months ended March 31, 2011, compared to $9.8 million for the three months ended March 31, 2010. The increase was primarily due to higher selling, customer operations, and information technology costs to support revenue growth and the continued commercialization of our products. Major elements of increased selling, general, and administrative expenses include $1.0 million in additional salaries, bonus, and payroll related costs, and $0.3 million in additional facilities costs, offset by $0.3 million in lower share-based compensation.

Interest Income. Interest income decreased to $26,000 for the three months ended March 31, 2011, compared to $30,000 for the three months ended March 31, 2010. The decrease in interest income was primarily due to lower average interest bearing cash and marketable securities balances during the three months ended March 31, 2011 as compared to the same period of 2010.

Interest Expense. Interest expense decreased to $6,000 for the three months ended March 31, 2011, compared to $1.3 million for the three months ended March 31, 2010. The decrease in interest expense was primarily due to the conversion of all of the outstanding convertible notes in 2010.

Liquidity and Capital Resources

We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of March 31, 2011, we had an accumulated deficit of $358.2 million and had working capital of $42.8 million. Our cash, cash equivalents and short-term marketable securities totaled $37.3 million, excluding $1.5 million in restricted cash. We have funded our operations primarily from the sale of equity and debt securities and our bank line. As of March 31, 2011 we had a total of $0.3 million outstanding under our amended bank equipment loan that we are required to repay through July 2011. In January 2010, we completed a follow-on public offering of 4,025,000 shares of our common stock for net proceeds of approximately $33.0 million. In November 2010, we completed a public follow-on offering of 3,277,500 shares of our common stock for net proceeds of approximately $33.0 million.

Net Cash Used in Operating Activities. Net cash used in operating activities decreased $1.1 million to $9.3 million for the three months ended March 31, 2011, compared to $10.4 million for the same period in 2010. The decrease in cash used in operations was primarily due to $8.4 million in lower net loss, offset by $8.3 million in lower non-cash charges primarily comprised of loss on the extinguishment of debt upon conversion of our convertible notes.

Net Cash Provided by Investing Activities. Net cash provided by investing activities was $6.8 million for the three months ended March 31, 2011, compared to $16.0 million used in investing activities for the same period of 2010. The increase in cash provided by investing activities was primarily due to $28.3 million decrease in cash used to purchase available-for-sale marketable securities offset partially by a $4.6 million decrease in proceeds from the maturities of short-term marketable securities for the three months ended March 31, 2011 as compared to the same period in 2010. We invested $1.8 million and $1.0 million in equipment to support manufacturing improvements for the three months ended March 31, 2011 and 2010, respectively.

Net Cash Provided by Financing Activities. Net cash provided by financing activities decreased $32.1 million to $1.5 million for the three months ended March 31, 2011, compared to $33.6 million for the same period of 2010. The decrease was primarily due to the $33.0 million in net proceeds generated by the sale of common stock in the follow on public offering completed in January 2010 for the three months ending March 31, 2010 compared to none in the same period of 2011.

Operating Capital and Capital Expenditure Requirements

We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses to continue expand the commercialization of our approved products, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure. We believe that our cash, cash equivalents, short-term marketable securities balances, and projected cash contributions from existing partnership arrangements will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs through at least March 31, 2012. If our available cash, cash equivalents and short-term marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, there can be no assurance that we will be successful in obtaining additional cash contributions from future partnership arrangements. Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we are unable to obtain additional financing, we may be required to reduce planned increases in compensation related expenses or other operating expenses related to research, development, and commercialization activities, which could have an adverse impact on our ability to achieve our intended business objectives.

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

Contractual Obligations

We are party to various purchase arrangements related to components used in manufacturing and research and development activities. As of March 31, 2011, we had purchase commitments with certain vendors totaling approximately $4.1 million due within one year. There are no material purchase commitments due beyond one year.

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

We provide a “30-day money back guarantee” program whereby customers who purchase the SEVEN PLUS durable system and a package of four disposable sensors may return the SEVEN PLUS durable system for any reason within thirty days of purchase and receive a full refund of their purchase price. At March 31, 2011, we maintained a reserve balance of $24,000 relating to this program. We accrue for estimated returns and/or refunds by reducing revenues and establishing a liability account at the time of shipment based on historical experience.

We have entered into a distribution agreement with RGH Enterprises, Inc., or “Edgepark,” as amended on March 29, 2011, as well as agreements with other distributors that allow the distributors to sell our durable systems and disposable units. Revenue on product sales to distributors is recognized at the time of shipment, which is when title and risk of loss have been transferred to the distributor and there are no other post-shipment obligations. Revenue is recognized based on contracted prices and invoices are either paid by check following the issuance of a purchase order or letter of credit, or they are paid by wire at the time of placing the order. Terms of distributor orders are FOB shipping point (FCA shipping point for international orders). Distributors do not have rights of return per their distribution agreement outside of our standard warranty. We accrue for estimated returns, refunds and rebates by reducing revenues and establishing a liability account at the time of shipment based on historical experience. Our distributors typically have a limited time frame to notify us of any missing, damaged, defective or non-conforming products. For any such products, we shall either, at our option, replace the portion of defective or non-conforming product at no additional cost to the distributor or cancel the order and refund any portion of the price paid to us at that time for the sale in question. We have no intention of refunding or unwinding a prior sale and view any potential product non-conformity solely as a warranty issue.

We shipped product directly to certain distributors’ customers and recognized $4.1 million and $2.0 million in revenue, which represents 29% and 21% of our total revenues for the three months ended March 31, 2011 and 2010. With respect to other distributors which stock inventory of our product and fulfill orders from their inventory, we shipped product to these distributors and recognized $2.3 million in revenue from these arrangements for the three months ended March 31, 2011. We monitor shipments to, and on-hand inventory levels of, these distributors, and at March 31, 2011 these distributors had limited amounts of our product in their inventory.

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

During the first quarter of 2008, we entered into a development agreement with Animas, as amended on January 12, 2009 and July 30, 2009, which provided us with a development grant. During the fourth quarter of 2008, we entered into a collaboration agreement with Edwards, as amended on May 5, 2009, which provided us with a development grant. We recognized $1.0 million in development grant and other revenue for the three months ended March 31, 2011. As of March 31, 2011, we had $2.9 million in deferred revenue relating to our development and other agreements.

Share-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including employee stock options, restricted stock, restricted stock units and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. We utilize the Black-Scholes option-pricing model as our method of valuation for share-based awards granted and we use the grant date fair value of our common stock for valuing restricted stock unit awards. Share-based compensation expense recognized for the three months ended March 31, 2011 was $2.5 million compared to $2.3 million for the three months ended March 31, 2010. As of March 31, 2011, there was $31.5 million of unrecognized compensation cost related to unvested options, restricted stock and restricted stock units that is expected to be recognized as a component of our operating expenses through 2015. Compensation costs will be adjusted for future changes in estimated forfeitures.

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

Recent Accounting Pronouncements

In April 2010, the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We adopted the provisions of the guidance as of January 1, 2011 on a prospective basis. The prospective application had no impact on our consolidated financial statements for the three months ended March 31, 2011.

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

In connection with this litigation five of Abbott’s seven patents that are the subject of the litigation have one or more associated reexamination requests in various stages at the Patent Office. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, canceling claims and/or seeking to add new claims. The Board of Patent Appeals and Interferences within the Patent Office has recently rendered decisions on the appeals related to the reexaminations of two of the patents. We believe these decisions are favorable to us; however, Abbott may seek judicial review of the decisions. Three patents are currently undergoing reexamination at the Patent Office, and the remaining two patents have been issued Certificates of Reexamination.

In addition, since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed reexamination requests seeking to invalidate eighteen of our patents. Fifteen of the eighteen reexamination requests are in various stages at the Patent Office, and three have been issued a Certificate of Reexamination. We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid. Additionally, Abbott has filed an Opposition to one of our European patents.

Although it is our position that Abbotts’s assertions of infringement have no merit, and that the potential interference and reexamination requests have no merit, neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation, potential interference or reexamination requests can be assessed.

We may be subject to additional various claims, complaints and legal actions that arise from time to time in the normal course of business. Other than as described above, we do not believe we are party to any currently pending legal proceedings, the outcome of which could have a material adverse effect on our operations or financial position. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Factors that May Affect our Financial Condition and Results of Operations

We have a limited operating history and our products may never achieve market acceptance.

We expect that sales of our SEVEN PLUS, which consists of a handheld receiver, reusable transmitter and disposable sensor, will account for substantially all of our product revenue for the foreseeable future. From inception through March 31, 2011, product revenues total approximately $86.3 million. We have relatively limited experience in selling our products and we might be unable to successfully expand the commercialization of our products on a wide scale for a number of reasons, including:

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

We have incurred net losses in each year since our inception in May 1999, including a net loss of $11.9 million for the three months ended March 31, 2011. As of March 31, 2011, we had an accumulated deficit of $358.2 million. We have financed our operations primarily through private placements of our equity and debt securities and our public offerings, and have devoted a substantial portion of our resources to research and development relating to our continuous glucose monitoring systems, including our in-hospital product development, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of the SEVEN PLUS. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products, including our next generation sensor and the GlucoClear. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public healthcare and medical device companies. As a result, we expect to continue to incur significant operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

Current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on worldwide economic conditions, which have been adversely impacted by the global macroeconomic downturn. These conditions have and may continue to make it difficult for our customers and potential customers to afford our products, and could cause our customers to stop using our products or to use them less frequently. If that were to occur, we would experience a decrease in revenue and our performance would be negatively impacted. In addition, the pressure on consumers to absorb more of their own health care costs has resulted in some cases in higher deductibles and limits on durable medical equipment, which may cause seasonality in purchasing patterns. Furthermore, during economic uncertainty, our customers have experienced job losses and may continue to experience issues gaining timely access to sufficient health insurance or credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse affect on our financial condition and operating results.

We may require additional funding to continue the commercialization of our SEVEN PLUS or the development and commercialization of our next generation and other continuous glucose monitoring systems, including the GlucoClear and our systems to be integrated with Animas and Insulet’s insulin pump delivery systems.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our GlucoClear in-hospital system as well as our next generation ambulatory continuous glucose monitoring sensors and systems. For the three months ended March 31, 2011, our net cash used in operating activities was $9.3 million, compared to $10.4 million for the same period in 2010, and as of March 31, 2011, we had working capital of $42.8 million comprised of $38.8 million in cash, cash equivalents and short-term marketable securities, and includes $1.5 million in restricted cash. We expect that our cash used by operations will increase significantly in each of the next several years, and, although we recently completed a follow-on public offering of 3,277,500 shares of our common stock for net proceeds to the company of approximately $33.0 million, we may need additional funds to continue the commercialization of our products and for the development and commercialization of our next generation sensors and systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

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

To achieve commercial success for the SEVEN PLUS and our future products, we must continue to develop and grow our sales and marketing organization and enter into partnerships or other arrangements to market and sell our products. We currently employ a small direct sales force to market our products in the United States. In the United States, our sales force calls directly on healthcare providers and patients throughout the country to initiate sales of our products. Our sales organization competes with the experienced, larger and well-funded marketing and sales operations of our competitors. In March 2011, we completed a modest increase in the size of our sales force, and may not be able to successfully manage our increasingly dispersed sales force, or increase our product sales in the new territories. We have also entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. Our U.S. distribution partnerships are focused on accessing underrepresented regions and, in some instances, third-party payors that contract exclusively with distributors. Our European distribution partners call directly on healthcare providers to market and sell our products in Europe. Because of the competition for their services, we may be unable to partner with or retain additional qualified distributors. Further, we may not be able to enter into agreements with distributors on commercially reasonable terms, if at all.

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

We have entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. We have entered into a distribution agreement with Edgepark, as amended, pursuant to which we generated approximately 26% of our revenue during the three months ended March 31, 2011. There can be no assurances that this relationship will continue or that we will be able to maintain this volume of sales from this relationship in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. Additionally, to the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States or Europe, our product margins could be lower than if we directly marketed and sold our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and patients in Europe will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.

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

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although CMS released 2008 Alpha-Numeric HCPCS codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those patients covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices. As of May 2011, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our products by their members. However, patients without insurance that covers our products will have to bear the financial cost of them. In the United States, patients using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will be substantially dependent on whether third-party reimbursement is widely available for patients that use them. While many third party payors have adopted some form of coverage policy on continuous glucose monitoring devices, those coverage policies frequently require significant medical documentation in order for patients to obtain reimbursement, and as a result, we have experienced difficulty in improving the efficiency of our customer service group. In addition, Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain additional reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. The continuing efforts of government and third-party payors to contain or reduce the costs of healthcare may limit our revenue. Furthermore, we are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our initial dependence on the commercial success of the SEVEN PLUS makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the SEVEN PLUS, patients may not use our products.

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

We may never receive FDA approval or clearance to market our next generation ambulatory system, or the GlucoClear, our blood-based in-vivo automated glucose monitoring system, or any other continuous glucose monitoring system under development.

Our SEVEN PLUS systems are classified by the FDA as premarket approval, or PMA, medical devices. We are continuing to seek approval for the next generation of our ambulatory system, and are responding to FDA’s requests for additional data in support of that application. The PMA process requires us to prove the safety and efficacy of our ambulatory system to the FDA’s satisfaction. This process can be expensive, prolonged and uncertain, requires detailed and comprehensive scientific and human clinical data, and may never result in the FDA granting a PMA. We cannot predict when, if ever, the next generation of our ambulatory system will obtain FDA approval.

We also intend to seek approvals for the products that integrate our continuous glucose monitoring technology into the insulin delivery systems of Animas and Insulet, respectively, but cannot predict when, if ever, those products will be approved.

In addition, we will seek 510(k) clearance from the FDA for future GlucoClear products, and are working with Edwards to formulate the next steps for these submissions. The 510(k) process would require us to establish (including through pre-clinical testing, bench testing, and/or potentially clinical data) that our GlucoClear system is substantially equivalent in terms of indication, technological characteristics, and performance to one or more legally marketed devices eligible to be cited as predicates in the 510(k) process. We cannot predict whether the FDA will classify the GlucoClear as a 510(k) or PMA product, nor can we predict when, if ever, the GlucoClear will obtain FDA clearance or approval.

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

Even if approved or cleared by the FDA, the next generation of our ambulatory system, the GlucoClear, or any other continuous glucose monitoring system under development, may not be approved or cleared for the indications that are necessary or desirable for successful commercialization. We may not obtain the necessary regulatory approvals or clearances to market these continuous glucose monitoring systems in the United States. Any delay in, or failure to receive or maintain, approval or clearance for the next generation of our ambulatory system or the GlucoClear, could prevent us from generating revenue from these products or achieving profitability.

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

We are continuing to seek approval for our next generation ambulatory system, and have been requested to provide additional data in support of that application. We also intend to seek approvals for the products that integrate our continuous glucose monitoring technology into the insulin delivery systems of Animas and Insulet, respectively. In addition, we will seek 510(k) clearance from the FDA for future GlucoClear products, and are working with Edwards to formulate the next steps for these submissions. The GlucoClear may ultimately be classified by the FDA as either a 510(k) or PMA product, and we may consequently be requested to provide additional data in support of the GlucoClear application.

To support these and any future additional PMA or 510(k) applications we must successfully complete pre-clinical studies, bench-testing, and clinical trials that we believe will demonstrate that the product is safe and effective. Product development, including pre-clinical studies and clinical trials, is a long, expensive and uncertain process and is subject to delays and failure at any stage. Furthermore, the data obtained from the studies and trials may be inadequate to support approval of a PMA or 510(k) application and the FDA may request additional clinical data in support of those applications, which may result in significant additional clinical expenses and may delay product approvals. While we have in the past obtained, and may in the future obtain, an Investigational Device Exemption, or IDE, prior to commencing clinical trials for our continuous glucose monitoring systems, FDA approval of an IDE application permitting us to conduct testing does not mean that the FDA will consider the data gathered in the trial to be sufficient to support approval of a PMA or 510(k) application, even if the trial’s intended safety and efficacy endpoints are achieved. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including 510(k) submissions, by hiring new investigators and increasing the frequency and scope of its inspections of manufacturing facilities. In January 2011, the FDA announced that it will, in the course of 2011, endeavor to streamline its 510(k) review process. We cannot predict the effect of such procedural changes and cannot ascertain if such changes will have a substantive impact on the approval of our products. If we fail to adequately respond to the increased scrutiny and streamlined 510(k) submission process, our business may be adversely impacted.

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

Comprehensive healthcare legislation, signed into law in March 2010, imposes stringent compliance, recordkeeping, and reporting requirements on companies in various sectors of the life sciences industry, with which we may need to comply, and enhanced penalties for non-compliance with the new healthcare regulations. The impact and durability of this legislation, in its current form, remains unclear, and costs of compliance with this legislation, or any future amendments thereto, could result in certain risks and expenses that we may have to assume. Other political and regulatory influences are also subjecting our industry to significant changes, and we cannot predict whether new regulations will emerge at the federal or state level, or abroad. The U.S. government may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect reimbursement for healthcare products such as the SEVEN PLUS. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness and costs of different treatment technologies and modalities; imposing price controls and taxes on medical device providers; and other measures. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for our current and future products. These include changes that may reduce reimbursement rates for our products and changes that may be proposed or implemented by the current U.S. Presidential administration or Congress.

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

In the future, if our products experience a material defect or error, this could result in loss or delay of revenues, delayed market acceptance, damaged reputation, diversion of development resources, legal claims, increased insurance costs or increased service and warranty costs, any of which could harm our business. Such defects or errors could also prompt us to amend certain warning labels or narrow the scope of the use of our products, either of which could hinder our success in the market.

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

As further described in Part II, Item 1 “Legal Proceedings” of this quarterly report, Abbott Diabetes Care, Inc., or Abbott, has filed a patent infringement lawsuit against us, claiming that our continuous glucose monitor infringes certain patents held by Abbott. We have requested, and the Patent Office has granted, reexamination of each of the patents cited in this lawsuit. On September 30, 2007, the court granted our motion to stay the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against us.

Five of the patents described above has one or more associated reexamination requests in various stages at the Patent Office. Two of the patents are in the appeal process and the other three patents have been issued one or more Certificates of Reexamination and those three patents are undergoing additional reexamination at the Patent Office. With regard to the two patents in the appeal process, the Board of Patent Appeals and Interferences within the Patent Office has recently rendered decisions. We believe these decisions are favorable to us; however, Abbott may seek judicial review of the decisions. The remaining two patents have been issued Certificates of Reexamination.

Since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If an interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed reexamination requests seeking to invalidate eighteen of our patents in the Patent Office. Fifteen of the eighteen reexamination requests are in various stages at the Patent Office. If the Patent Office were to determine in the reexamination that some or all of the claims of our patents are invalid, it could have a significant impact on our ability to protect aspects of our technology.

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

On November 10, 2008, we entered into a Collaboration Agreement with Edwards pursuant to which we have agreed to develop jointly and to market the GlucoClear, a blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital. Under the Collaboration Agreement, we expect to receive payments for various milestones related to regulatory approvals and commercial readiness of the product. In addition, we also expect to receive either a profit-sharing payment of 10% of commercial sales of the product, or a royalty of 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license to our intellectual property that relates to blood-based glucose sensors in the critical care sector of the hospital market. However, this collaboration may not result in the development of products that achieve regulatory approval in the United States or commercial success, which would result in various penalties to us under the Collaboration Agreement, up to and including delay or loss of some or all of our milestone payments and rights to any profit-sharing or royalties. On October 30, 2009, we received CE Mark approval for the first generation GlucoClear that we developed in collaboration with Edwards. Although Edwards commenced market evaluations during 2009, this product did not generate significant revenue during 2010 and we do not expect this product to generate significant revenue during 2011. We will seek 510(k) clearance from the FDA for future GlucoClear products, and are working with Edwards to formulate the next steps for these submissions. We cannot predict whether the FDA will classify the GlucoClear as a 510(k) or PMA product, nor can we predict when, if ever, the GlucoClear will obtain FDA clearance or approval.

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

Compliance with regulations relating to public company corporate governance matters and reporting is time consuming and expensive.

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

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. The method in which we market and sell our products may have an impact on the manner in which we recognize revenue. In addition, changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, as a result of changes approved by the FASB on January 1, 2006 we began recording compensation expense in our statements of operations for equity compensation instruments, including employee stock options, using the fair value method. Our reported financial results beginning for the first quarter of 2006 and for all foreseeable future periods will be negatively and materially impacted by this accounting change. Other potential changes in existing taxation rules related to stock options and other forms of equity compensation could also have a significant negative effect on our reported results. Additionally, changes to existing accounting rules or standards, such as the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards, may adversely impact our reported financial results and business, and may further require us to incur greater accounting fees.

Our loan and security agreement contains restrictions that may limit our operating flexibility.

In March 2006, we entered into our Loan Agreement that provided for a loan to finance various equipment and leasehold improvement expenses. In January 2008, we amended our Loan Agreement to enable us to draw an additional $3.0 million. We are required to repay this additional amount at intervals through July 2011. As of March 31, 2011, we had a total outstanding loan balance under the Loan Agreement of $0.3 million. The Loan Agreement requires us to maintain a minimum cash balance with Square 1 Bank, and also imposes certain limitations on us, including, among others, limitations on our ability to:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as a part of this report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

10.25	2005 Equity Incentive Plan, as amended.	—	—	—	—	X

10.26	Amendment Number One to Non-Exclusive Distribution Agreement, between RGH Enterprises, Inc. and DexCom, Inc., date March 29, 2011.*	—	—	—	—	X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section	—	—	—	—	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
1350 and Securities Exchange Act Rule 13a-14(b).**

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

*	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and are filed separately with the Securities and Exchange Commission.
**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that DexCom specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXCOM, INC.
(Registrant)

Dated: May 3, 2011	By:	/S/ TERRANCE H. GREGG

Terrance H. Gregg,
President and Chief Executive Officer

Dated: May 3, 2011	By:	/S/ JESS ROPER

Jess Roper,
Chief Financial Officer