Form 10-Q/A
period 2011-03-31
DEXCOM INC
filed 2011-07-01
CIK 1093557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2011, 62,400,466 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

EXPLANATORY NOTE	3
SIGNATURES	4
EXHIBIT INDEX	5
EXHIBIT 10.26
EXHIBIT 31.03
EXHIBIT 31.04

Explanatory Note

DexCom, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (the “Form 10-Q”) as an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.26 originally filed with the Form 10-Q. This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) is being filed solely to re-file Exhibit 10.26 and to amend and restate the Exhibit Index included in the Form 10-Q. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as described above, this Amendment does not reflect events occurring after the filing of the original Form 10-Q and no revisions are being made pursuant to this Amendment to the Company’s financial statements or any other disclosure in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXCOM, INC. (Registrant)

Dated: July 1, 2011	By:	/s/ Terrance H. Gregg
Terrance H. Gregg, Chief Executive Officer

Dated: July 1, 2011	By:	/s/ Jess Roper
Jess Roper, Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

10.25	2005 Equity Incentive Plan, as amended.	10-Q	—	May 3, 2011	10.25	—

10.26	Amendment Number One to Non-Exclusive Distribution Agreement, between RGH Enterprises, Inc. and DexCom, Inc., date March 29, 2011.*	—	—	—	—	X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	10-Q	—	May 3, 2011	31.01	—

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	10-Q	—	May 3, 2011	31.02	—

31.03	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.04	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	10-Q	—	May 3, 2011	32.01	—

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	10-Q	— —	May 3, 2011	32.02	—

*	Portions of the agreement are subject to confidential treatment.

5