Form 10-Q
period 2011-06-30
DEXCOM INC
filed 2011-08-03
CIK 1093557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 29, 2011, 67,333,395 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

DexCom, Inc.

Consolidated Balance Sheets

(In thousands—except par value data)

	June 30, 2011 (Unaudited)	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$33,889	$4,889
Short-term marketable securities, available-for-sale	71,139	42,224
Accounts receivable, net	8,694	6,671
Inventory	6,258	8,112
Restricted cash	989	1,439
Prepaid and other current assets	3,011	2,690

Total current assets	123,980	66,025
Property and equipment, net	12,016	10,763
Restricted cash	275	275
Other assets	98	101

Total assets	$136,369	$77,164

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$4,965	$5,350
Accrued payroll and related expenses	6,403	5,730
Current portion of long-term debt	75	525
Current portion of deferred revenue	2,333	3,524

Total current liabilities	13,776	15,129
Other liabilities	1,018	1,042

Total liabilities	14,794	16,171
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	0	0
Common stock, $0.001 par value, 100,000 authorized; 67,614 and 67,331 issued and outstanding, respectively, at June 30, 2011; and 62,360 and 62,078 shares issued and outstanding, respectively, at December 31, 2010	68	62
Additional paid-in capital	487,203	407,375
Accumulated other comprehensive loss	(101)	(66)
Accumulated deficit	(365,595)	(346,378)

Total stockholders’ equity	121,575	60,993

Total liabilities and stockholders’ equity	$136,369	$77,164

See accompanying notes

DexCom Inc.

Consolidated Statements of Operations

(In thousands—except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Product revenue	$15,179	$9,043	$28,318	$15,807
Development grant and other revenue	6,238	2,743	7,273	5,524

Total revenue	21,417	11,786	35,591	21,331
Product cost of sales	8,351	6,318	16,703	11,458
Development and other cost of sales	1,195	949	1,901	1,895

Total cost of sales	9,546	7,267	18,604	13,353

Gross margin	11,871	4,519	16,987	7,978
Operating expenses
Research and development	7,016	5,425	13,284	10,164
Selling, general and administrative	12,244	10,362	22,962	20,156

Total operating expenses	19,260	15,787	36,246	30,320
Operating loss	(7,389)	(11,268)	(19,259)	(22,342)
Interest income	25	23	51	53
Interest expense	(3)	(197)	(9)	(1,496)
Loss on debt extinguishment upon conversion of convertible debt	0	(245)	0	(8,175)

Net loss	$(7,367)	$(11,687)	$(19,217)	$(31,960)

Basic and diluted net loss per share	$(0.11)	$(0.20)	$(0.30)	$(0.59)

Shares used to compute basic and diluted net loss per share	65,096	57,554	63,646	54,440

See accompanying notes

DexCom, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net loss	$(19,217)	$(31,960)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,698	1,088
Share-based compensation	6,205	5,046
Accretion and amortization related to investments, net	316	381
Accretion of non-cash interest expense related to convertible notes	0	1,008
Loss on debt extinguishment upon conversion of convertible debt	0	8,175
Amortization of debt issuance costs	0	30
Changes in operating assets and liabilities:
Accounts receivable	(2,023)	(1,171)
Inventory	1,854	(1,446)
Prepaid and other assets	(171)	2,259
Restricted cash	450	250
Accounts payable and accrued liabilities	(385)	(91)
Accrued payroll and related expenses	673	477
Deferred revenue	(1,191)	(3,698)
Deferred rent and other liabilities	(24)	(90)

Net cash used in operating activities	(11,815)	(19,742)
Investing activities
Purchase of available-for-sale marketable securities	(49,430)	(39,655)
Proceeds from the maturity of available-for-sale marketable securities	20,058	29,588
Purchase of property and equipment	(2,951)	(2,441)

Net cash used in investing activities	(32,323)	(12,508)
Financing activities
Net proceeds from issuance of common stock	73,629	35,211
Repayment of equipment loan	(450)	(450)

Net cash provided by financing activities	73,179	34,761

Effect of exchange rate changes on cash and cash equivalents	(41)	2

Increase in cash and cash equivalents	29,000	2,513
Cash and cash equivalents, beginning of period	4,889	3,577

Cash and cash equivalents, end of period	$33,889	$6,090

Non-cash investing and financing transactions:
Conversion of convertible notes to common stock	$0	$43,032

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

Basis of Presentation

We have incurred operating losses since our inception and have an accumulated deficit of $365.6 million at June 30, 2011. As of June 30, 2011, we had available cash, cash equivalents and short-term investments totaling $105.0 million, excluding $1.3 million of restricted cash, and working capital of $110.2 million. Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned increases in compensation related expenses or other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources will be sufficient to fund our operations through at least June 30, 2012.

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation (except for the changes in estimates described below), have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2010 included in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission on March 3, 2011.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include excess or obsolete inventories, warranty accruals, employee bonus, clinical study expenses, trade show expenses, allowances for returned product, allowance for bad debt, and share-based compensation expense. Excess and obsolete inventories are estimated by identifying the amount of on hand and on order materials compared to expected future sales, taking into account clinical trial and development usage along with new product introductions. Employee bonus estimates are based, in part, on the 2011 bonus plan’s authorized target bonus amounts of up to 100%, 90%, 75%, 45%, 35% and 30% of base salary for our Chief Executive Officer, our President, for each of our Chief Operating Officer and Chief Technical Officer, our Senior Vice Presidents, our Vice Presidents and the remainder of our non-sales management employees, respectively, to be awarded from the bonus pool based on the weighted average achievement of certain objectives. For our eligible employees, generally, 60% of any bonus paid under the 2011 Plan is based on achieving certain annual revenue goals, 20% is based on achieving targeted operating loss goals and 20% is based on achieving certain performance milestones. Clinical trial expenses are accrued based on estimates of progress under related contracts and include initial set up costs as well as ongoing monitoring over multiple sites in the U.S. and abroad. An allowance for refunds for returned products is determined by analyzing the timing and amounts of past refund activity.

Share-Based Compensation

We recorded $3.6 million and $2.8 million in share-based compensation expense during the three months ended June 30, 2011 and 2010, respectively, and $6.2 million and $5.0 million during the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011, unrecognized estimated compensation costs related to unvested stock options, restricted stock and restricted stock units totaled $32.0 million and are expected to be recognized through 2015. We utilize the Black-Scholes option-pricing model as the method of valuation for share-based awards granted and we use the grant date fair value of our common stock for valuing restricted stock unit awards.

Revenue Recognition

We sell our durable systems and disposable units through a direct sales force in the United States and through distribution arrangements in the United States, Israel and in portions of Europe. Components are individually priced and can be purchased separately or together. We receive payment directly from patients who use our products, as well as from distributors and third party payors. Our durable system includes a reusable transmitter, a receiver, a power cord, data management software and a USB cable. Disposable sensors for use with the durable system are sold separately in packages of four. The initial durable system price is not dependent upon the purchase of any amount of disposable sensors.

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

We shipped product directly to certain distributors’ customers and recognized $3.4 million and $7.6 million in revenue, which represents 16% and 21% of our total revenues for the three and six months ended June 30, 2011, respectively, compared to $2.9 million and $4.8 million in revenue, which represented 24% and 23% of our total revenues for same periods in 2010. With respect to other distributors which stock inventory of our product and fulfill orders from their inventory, we shipped product to these distributors and recognized $4.1 million and $6.4 million in revenue from these arrangements, which represents 19% and 18% of our total revenues for the three and six months ended June 30, 2011, respectively, compared to $1.0 million and $1.9 million in revenue from these arrangements, which represented 9% of our total revenues for each of the same periods in 2010. We monitor shipments to, and on-hand inventory levels of, these distributors, and at June 30, 2011 these distributors had limited amounts of our product in their inventory.

We have collaborative license and development arrangements with strategic partners for the development and commercialization of products utilizing our technologies. The terms of these agreements typically include multiple deliverables by us (for example, license rights, provision of research and development services and manufacture of clinical materials) in exchange for consideration to us of some combination of non-refundable license fees, funding of research and development activities, payments based upon achievement of clinical development milestones and royalties in the form of a designated percentage of product sales or profits. With the exception of royalties, these types of consideration are classified as development grant and other revenue in our consolidated statements of operations and are generally recognized over the service period except for substantive milestone payments, which are generally recognized when the milestone is achieved.

Non-refundable license fees are recognized as revenue when we have a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and we have no further performance obligations under the license agreement. Multiple element arrangements, such as license, development, and other multiple element service arrangements, are analyzed to determine how the arrangement consideration should be allocated among the separate units of accounting, or whether they must be accounted for as a single unit of accounting.

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

Foreign Currency

The consolidated financial statements of our non-U.S. subsidiary, whose functional currency is the Swedish Krona, are translated into U.S. dollars for financial reporting purposes. Assets and liabilities are translated at period-end exchange rates, and revenue and expense transactions are translated at average exchange rates for the period. Cumulative translation adjustments are recognized as part of comprehensive income and are included in accumulated other comprehensive income in the consolidated balance sheet. Gains and losses on transactions denominated in other than the functional currency are reflected in operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	($7,367)	($11,687)	($19,217)	($31,960)
Unrealized gain (loss) on short-term available-for-sale marketable securities	(11)	25	6	6
Foreign currency translation gain (loss)	(7)	10	(41)	2

Comprehensive loss	($7,385)	($11,652)	($19,252)	($31,952)

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

The following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$30,078	—	—	$30,078
Marketable securities, available for sale
U.S. government agencies	$49,868	—	—	$49,868
Commercial paper	$7,598	—	—	$7,598
Corporate debt	$13,673	—	—	$13,673

Total marketable securities, available for sale	$71,139			$71,139
Restricted cash	$1,264	—	—	$1,264

We have maintained only Level 1 financial assets during the three and six months ended June 30, 2011.

The book values of cash and cash equivalents, short-term marketable securities, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

Recent Accounting Guidance

In April 2010, the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We adopted the provisions of the guidance as of January 1, 2011 on a prospective basis. The prospective application had no impact on our consolidated financial statements for the six months ended June 30, 2011.

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

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Options outstanding to purchase common stock	7,995	8,450	7,995	8,450
Unvested restricted stock and restricted stock units	1,819	548	1,819	548
Convertible senior notes	0	513	0	513

Total	9,814	9,511	9,814	9,511

3. Financial Statement Details (in thousands)

Short Term Marketable Securities, Available for Sale

Short term investment securities, consisting solely of debt securities with contractual maturities of less than one year were as follows (in thousands):

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$49,872	$10	$(14)	$49,868
Commercial paper	7,598	0	0	7,598
Corporate debt	13,672	3	(2)	13,673

Total	$71,142	$13	$(16)	$71,139

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. government agencies	$32,231	$2	$(10)	$32,223
Commercial paper	4,996	0	0	4,996
Corporate debt	5,006	1	(2)	5,005

Total	$42,233	$3	$(12)	$42,224

Inventory

	June 30, 2011	December 31, 2010
Raw materials	$2,460	$5,041
Work-in-process	740	575
Finished goods	3,058	2,496

Total	$6,258	$8,112

Accounts Payable and Accrued Liabilities

	June 30, 2011	December 31, 2010
Accounts payable trade	$2,083	$1,758
Accrued tax, audit, and legal fees	729	783
Clinical trials	60	134
Accrued other including warranty	2,093	2,675

Total	$4,965	$5,350

Accrued Warranty

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Beginning balance	$469	$404	$435	$129
Charges to costs and expenses	471	470	983	1,273
Costs incurred	(494)	(445)	(972)	(973)

Ending balance	$446	$429	$446	$429

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

At June 30, 2011, we had total borrowings of $0.1 million under the Loan Agreement pursuant to the Facility A Equipment Line and Facility B Equipment Line and none was available for future borrowings. The loan bears an interest rate equal to the lender’s prime rate plus 0.25% and at June 30, 2011, the interest rate was 3.5%. Beginning April 2008, terms of the Facility B Equipment Line began to require monthly amortized payments through the maturity date of July 2011. Under the amended Loan Agreement, we continue to grant a security interest in substantially all of our personal property as collateral for the loan and are required to maintain cash balances equal to total outstanding loan balances with the lender.

Leases

In April 2006, we entered into an office lease agreement for facilities located in San Diego, California. In August 2010, we entered into a First Amendment to Office Lease (the “Agreement”) with respect to facilities in the buildings at 6340 Sequence Drive and 6310 Sequence Drive, each in San Diego, California (the “Buildings”). Under the Agreement, we have leased additional space in the Buildings, and retain the right and obligation to lease additional space in the Buildings. The lease term for the Buildings extends through November 2016 and we have a five-year option to renew the lease upon the expiration of the initial term. These facility leases have annual rental increases ranging from approximately 2.5% to 4.0%. The difference between the straight-line expense over the term of the lease and actual amounts paid are recorded as deferred rent. In September 2008, our subsidiary in Sweden entered into a three year lease for a small shared office space, which has a quarterly adjustment clause for rent to increase or decrease in proportion to changes in consumer prices. Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances, under all lease agreements as of June 30, 2011 were as follows (in thousands):

Fiscal Year Ending
Remainder of 2011	$959
2012	2,117
2013	2,503
2014	2,587
2015	2,665
Thereafter	2,511

Total	$13,342

Total rent expense for the three and six months ended June 30, 2011 was $0.7 million and $1.4 million, respectively, compared to $0.5 million and $0.9 million, respectively, for the same periods of 2010.

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

In connection with this litigation six of Abbott’s seven patents that are the subject of the litigation have one or more associated reexamination requests in various stages at the Patent Office. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, canceling claims and/or seeking to add new claims. The Board of Patent Appeals and Interferences within the Patent Office has recently rendered decisions on the appeals related to the reexaminations of two of the patents. We believe these decisions are favorable to us; however, Abbott has filed notices to appeal these two decisions to the Federal Circuit. Of the remaining five patents, four are currently undergoing reexamination at the Patent Office, and one has been issued a Certificate of Reexamination.

In addition, since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed 25 reexamination requests seeking to invalidate 24 of our patents. Sixteen of the 25 reexamination requests are in various stages at the Patent Office, and 9 have been issued a Certificate of Reexamination. We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid. Additionally, Abbott has filed an Opposition to two of our European patents.

Although it is our position that Abbott’s assertions of infringement have no merit, and that the potential interference, reexamination requests and oppositions have no merit, neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation, potential interference, reexamination requests or oppositions can be assessed, and as of June 30, 2011, no amounts have been accrued.

From time to time, we are subject to various claims and suits arising out of the ordinary course of business, including commercial and employment related matters. We do not expect that the resolution of these matters would have a material adverse effect on our consolidated financial position.

Purchase Commitments

We are party to various purchase arrangements related to our manufacturing and development activities including materials used in our glucose monitoring systems. As of June 30, 2011, we had purchase commitments with vendors totaling $4.9 million due within one year. There are no material purchase commitments due beyond one year.

5. Development Agreements

Insulet Corporation

On January 7, 2008, we entered into a development agreement with Insulet Corporation (“Insulet”) to integrate our continuous glucose monitoring technology into Insulet’s wireless, handheld OmniPod System Personal Diabetes Manager. The agreement is non-exclusive and does not impact either party’s existing third party development agreements.

Animas Corporation

On January 10, 2008, as amended on January 12, 2009, July 30, 2009 and June 7, 2011 (“the Animas Amendments”), we entered into a joint development agreement with Animas Corporation (“Animas”) to integrate our continuous glucose monitoring technology into Animas insulin pumps. Under the terms of the amended agreement, Animas will contribute up to $1.1 million to DexCom to offset certain development, clinical and regulatory expenses. The agreement is non-exclusive in the United States, but exclusive outside the United States and does not impact either party’s existing third party development agreements. In January of 2008 we received $0.5 million. In January of 2009 we received $0.3 million. We recorded $25,000 and $49,000 in development grant and other revenue during the three and six months ended June 30, 2011, respectively, compared to $0.1 million for each of the same periods in 2010, respectively, related to consideration previously received for development efforts. Pursuant to the Animas Amendments, we will collaborate with Animas to develop a modified version of our transmitter to support a single, global CGM-enabled insulin pump launch by Animas. We were entitled to receive a one-time $1.0 million milestone payment upon the achievement of performance qualification of a manufacturing line for the modified transmitter, which was earned in December 2010, and we received this $1.0 million milestone payment in January 2011. We were also entitled to receive an additional one-time $4.0 million milestone payment and a $0.3 million development payment upon the first regulatory body approval outside the United States for the new system, which was earned in May 2011. We received the $4.0 million milestone payment in June 2011. Revenue recognized from Animas represented 20% and 12% of our total revenue for the three and six months ended June 30, 2011.

Edwards Lifesciences LLC

On November 10, 2008, and as amended on May 5, 2009, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Edwards Lifesciences LLC (“Edwards”). Pursuant to the Collaboration Agreement, we and Edwards agreed to develop jointly and to market an in-hospital automatic blood glucose monitoring system. Under the terms of the Collaboration Agreement, as amended, Edwards was obligated to pay us an upfront fee of $13.0 million. In addition, we are entitled to receive up to $22.0 million for product development costs and milestones related to regulatory approvals and manufacturing readiness. We will also receive either a profit-sharing payment of up to 10% on the product’s gross profits, or a royalty of up to 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license under our intellectual property to the critical care sector in the hospital market. Edwards will be responsible for global sales and marketing, and we will initially be responsible for manufacturing. In November 2008 we received $13.0 million. We received an additional $10.0 million during 2009 and 2010. We recorded $0.6 million and $1.1 million in development grant and other revenue for the three and six months ended June 30, 2011, respectively, compared to $2.6 million and $5.1 million for the same periods in 2010, respectively.

Each of the milestones related to the Collaboration Agreement are considered to be substantive. In determining whether each milestone is substantive, we considered whether the consideration earned by achieving the milestone should (i) be commensurate with either (a) our performance to achieve the milestone or (b) the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relate solely to past performance and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. We did not recognize any consideration for milestones related to the Collaboration Agreement for the three and six months ended June 30, 2011.

6. Stockholder’s Equity

Follow-on Stock Offering

In May 2011, we completed a follow-on public stock offering of 4,700,000 shares of our common stock for net proceeds of approximately $70.9 million.

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

In-Hospital Product Line: GlucoClear®

To address the in-hospital patient population, we entered into an exclusive agreement with Edwards to develop jointly and market a specific product platform for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for the critical care market. On October 30, 2009, we received CE Mark (Conformité Européene) approval for our first generation blood-based in-vivo automated glucose monitoring system in Europe, which we have branded the GlucoClear, for use by healthcare providers in the hospital, and will seek approval for future GlucoClear products from the FDA. In partnership with Edwards, we initiated a very limited launch of the GlucoClear system in Europe in 2009.

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

According to a CDC spokesman cited in a New York Times article, one in every three children born in the United States in 2001 was expected to become diabetic in their lifetimes, and every day in the United States, on average, there would be 4,100 people diagnosed with diabetes, 230 people undergoing amputations as a result of diabetes, 120 people who enter end-stage kidney disease programs and 55 people who lose their vision as a result of diabetes.

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

Close Concerns, Inc., a healthcare information firm exclusively focused on diabetes and obesity, founded dQ&A Market Research Inc., a market research business with over 3,000 panel members that participate in diabetes related surveys. A dQ&A Panel Summary Report from May 2011 estimated that our share of the continuous glucose monitoring system market in the United States was at 54%. The report analyzed responses from 413 panel members who were asked what brand and model of continuous glucose monitoring system they used.

We have built a direct sales organization to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. To complement our direct sales efforts, we also employ clinical specialists who educate and provide clinical support in the field, and we have entered into a limited number of distribution arrangements that allow distributors to sell our products. In March 2011, we completed a modest increase in the size of our sales organization. We believe our direct, highly-specialized and focused sales organization is sufficient for us to support our sales efforts.

We are leveraging our technology platform to enhance the capabilities of our current products and to develop additional continuous glucose monitoring products. In January 2008, we entered into two separate development agreements, one with Animas, a subsidiary of Johnson & Johnson, and one with Insulet, to integrate our technology into the insulin pump product offerings of the respective partner, enabling the partner’s insulin pump to receive glucose readings from our transmitter and display this information on the pump’s screen. The Animas insulin pump product augmented with our sensor technology has been branded the Vibe®, and received CE Mark approval in May 2011, which allows Animas to market the Vibe in the countries that recognize CE Mark approvals. In addition, we are continuing to seek approval for our next generation ambulatory system, and, in response to requests form FDA, are preparing to commence additional clinical trials in support of that application. We expect our next generation system will further improve sensor reliability, stability and accuracy over the useful life of the sensor, and will be suited for large scale manufacturing. We also intend to seek approval for a pediatric indication (patients under 18 years of age) and a pregnancy indication (patients who develop gestational diabetes during pregnancy) for our product platform in the future. Further, as described above, we are developing in collaboration with Edwards the GlucoClear, which is a blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital. Our development timelines are highly dependent on our ability to achieve clinical endpoints and regulatory requirements and to overcome technology challenges, and our development timelines may be delayed due to extended regulatory approval timelines, scheduling issues with patients and investigators, requests from institutional review boards, sensor performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, the FDA may not approve our products, and if approved, we may not achieve acceptance in the marketplace by physicians and patients.

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare and Medicaid services, or CMS, in 2008 released Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed due to a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those patients covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices. As of August 2011, the seven largest private third-party payors, in terms of the number of covered lives, have issued policies for the category of continuous glucose monitoring devices allowing for coverage of these devices if certain conditions are met. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our SEVEN PLUS system by their members. Many of these coverage policies are restrictive in nature and require the patient to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. In addition, patients who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist patients in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create and liberalize coverage policies with third-party payors and expect to continue to do so throughout 2011. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, patients may not use them on a widespread basis.

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

Product revenues are generated from the sale of durable continuous glucose monitoring systems (receivers and transmitters) and disposable sensors through a direct sales force in the United States as well as through distribution arrangements in the United States, Israel and in portions of Europe. The sensor is inserted by the patient and is intended to be used continuously for up to seven days, after which it may be replaced with a new disposable sensor. Our transmitter and receiver are reusable. In the event we establish an installed base of patients using our products, we expect to generate an increasing portion of our revenues through recurring sales of our disposable sensors. We recognize product revenue upon shipment and our sales terms provide for customer payment at the time of order, payment due within negotiated contractual terms with insurance payors, or with the issuance of a purchase order or letter of credit for certain distributors and institutions.

From inception through June 30, 2011, we had generated $130.5 million of product and development grant and services (non-product) revenue, and we have incurred net losses in each year since our inception in May 1999. From inception through June 30, 2011, we had an accumulated deficit of $365.6 million. We expect our losses to continue as we proceed with our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and convertible debt. In January 2010, we completed a follow-on public offering of 4,025,000 shares of our common stock for net proceeds of approximately $33.0 million. In November 2010, we completed a follow-on public offering of 3,277,500 shares of our common stock for net proceeds of approximately $33.0 million. In May 2011, we completed a follow-on public offering of 4,700,000 shares of our common stock for net proceeds of approximately $70.9 million.

Financial Operations

Revenue

From inception through June 30, 2011, we generated $101.4 million in product revenue from the sale of our continuous glucose monitoring systems. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. During the first quarter of 2008, we entered into a joint development agreement with Animas and we recognize development grant and other revenue received pursuant to that agreement ratably over the term of the development period. During the fourth quarter of 2008, we entered into a collaboration agreement with Edwards and we recognize development grant and other revenue received pursuant to that agreement ratably over the term of the development period. From inception through June 30, 2011, we recognized $29.1 million in development grant and other revenue, which includes milestones and services.

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

Results of Operations

Quarter Ended June 30, 2011 Compared to June 30, 2010

Revenue, Cost of Sales and Gross Margin

Product revenue increased $6.1 million to $15.2 million for the three months ended June 30, 2011, compared to $9.0 million for the three months ended June 30, 2010 based primarily on increased sales volume of our durable systems and disposable sensors, and higher average per unit selling prices. Product cost of sales increased $2.0 million to $8.4 million for the three months ended June 30, 2011, compared to $6.3 million for the three months ended June 30, 2010. The product gross margin of $6.8 million for the three months ended June 30, 2011 increased $4.1 million compared to $2.7 million for the same period in 2010, primarily due to increased revenue and increased manufacturing absorption.

Development grant and other revenues increased $3.5 million to $6.2 million for the three months ended June 30, 2011, compared to $2.7 million for the three months ended June 30, 2010. Development and other cost of sales increased $0.2 million to $1.2 million for the three months ended June 30, 2011, compared to $0.9 million for the three months ended June 30, 2010. The increase in development grant and other revenues during the three months ended June 30, 2011 was primarily due to the $4.0 million milestone payment received from Animas for CE Mark approval, and partially offset by extended revenue recognition timelines related to longer than expected development and regulatory review timelines under our collaboration arrangements with Edwards and Animas. The increase in costs associated with development was primarily due to additional development obligations during the period with respect to our collaboration arrangements.

Research and Development. Research and development expense increased $1.6 million to $7.0 million for the three months ended June 30, 2011, compared to $5.4 million for the three months ended June 30, 2010. The increase in research and development expense was primarily due to increased development efforts for our future generation ambulatory products. Increased research and development costs include $0.6 million in additional consulting costs, $0.4 million in additional share-based compensation, and $0.3 million in additional salaries, bonus, and payroll related costs.

Selling, General and Administrative. Selling, general and administrative expense increased $1.9 million to $12.2 million for the three months ended June 30, 2011, compared to $10.4 million for the three months ended June 30, 2010. The increase was primarily due to higher selling, customer operations, and information technology costs to support revenue growth and the continued commercialization of our products. Major elements of increased selling, general, and administrative expenses include $1.2 million in additional salaries, bonus, and payroll related costs, $0.3 million in additional facilities costs, and $0.2 million in additional share-based compensation.

Interest Income. Interest income increased to $25,000 for the three months ended June 30, 2011, compared to $23,000 for the three months ended June 30, 2010. The increase in interest income was primarily due to higher average interest bearing cash and marketable securities balances during the three months ended June 30, 2011 as compared to the same period of 2010.

Interest Expense. Interest expense decreased $0.2 million to $3,000 for the three months ended June 30, 2011, compared to $0.2 million for the three months ended June 30, 2010. The decrease in interest expense was primarily due to the conversion of all of the outstanding convertible notes in 2010.

Six Months Ended June 30, 2011 Compared to June 30, 2010

Revenue, Cost of Sales and Gross Margin

Product revenue increased $12.5 million to $28.3 million for the six months ended June 30, 2011, compared to $15.8 million for the six months ended June 30, 2010 based primarily on increased sales volume. Product cost of sales increased $5.2 million to $16.7 million for the six months ended June 30, 2011, compared to $11.5 million for the six months ended June 30, 2010. The product gross margin of $11.6 million for the six months ended June 30, 2011 increased $7.3 million compared to $4.3 million for the same period in 2010, primarily due to increased revenue.

Development grant and other revenues increased $1.7 million to $7.3 million for the six months ended June 30, 2011, compared to $5.5 million for the six months ended June 30, 2010. Development and other cost of sales was $1.9 million for each of the six month periods ended June 30, 2011 and 2010, respectively. The increase in revenues associated with development was primarily due to the $4.0 million milestone payment received from Animas for CE Mark approval, and partially offset by extended revenue recognition timelines related to longer than expected development and regulatory review timelines under our collaboration arrangements with Edwards and Animas.

Research and Development. Research and development expense increased $3.1 million to $13.3 million for the six months ended June 30, 2011, compared to $10.2 million for the six months ended June 30, 2010. The increase in research and development expense was primarily due to increased development efforts for our ambulatory products. Increased research and development costs include $1.0 million in additional consulting costs, $0.9 million in additional salaries, bonus, and payroll related costs, and $0.8 million in additional share-based compensation.

Selling, General and Administrative. Selling, general and administrative expense increased $2.8 million to $23.0 million for the six months ended June 30, 2011, compared to $20.2 million for the six months ended June 30, 2010. The increase was primarily due to higher selling, customer operations, and information technology costs to support revenue growth and the continued commercialization of our products. Major elements of increased selling, general, and administrative expenses include $2.2 million in additional salaries, bonus, and payroll related costs, $0.6 million in additional facilities costs, and $0.2 million in additional depreciation expense.

Interest Income. Interest income was $0.1 million for each of the six month periods ended June 30, 2011 and 2010, respectively.

Interest Expense. Interest expense decreased $1.5 million to $9,000 for the six months ended June 30, 2011, compared to $1.5 million for the six months ended June 30, 2010. The decrease in interest expense was primarily due to lower non-cash interest expense relating to the accretion of the debt discount for the 4.75% convertible notes issued in March of 2007, and lower coupon interest expense relating to lower principle notes outstanding as a result of the conversions of the notes that occurred during the six months ended June 30, 2010.

Liquidity and Capital Resources

We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of June 30, 2011, we had an accumulated deficit of $365.6 million and had working capital of $110.2 million. Our cash, cash equivalents and short-term marketable securities totaled $105.0 million, excluding $1.3 million in restricted cash. We have funded our operations primarily from the sale of equity and debt securities and our bank line. As of June 30, 2011 we had a total of $0.1 million outstanding under our amended bank equipment loan that we are required to repay through July 2011. In January 2010, we completed a follow-on public offering of 4,025,000 shares of our common stock for net proceeds of approximately $33.0 million. In November 2010, we completed a public follow-on offering of 3,277,500 shares of our common stock for net proceeds of approximately $33.0 million. In May 2011, we completed a follow-on public offering of 4,700,000 shares of our common stock for net proceeds of approximately $70.9 million.

Net Cash Used in Operating Activities. Net cash used in operating activities decreased $7.9 million to $11.8 million for the six months ended June 30, 2011, compared to $19.7 million for the same period in 2010. The decrease in cash used in operations was primarily due to $12.7 million in lower net loss, offset by $7.5 million in lower non-cash charges primarily comprised of loss on the extinguishment of debt upon conversion of our convertible notes. Net loss decreased primarily due to increased revenue and improved gross margins.

Net Cash Used In Investing Activities. Net cash used in investing activities was $32.3 million for the six months ended June 30, 2011, compared to $12.5 million for the same period of 2010. The increase in cash used in investing activities was primarily due to $9.8 million increase in cash used to purchase available-for-sale marketable securities and by a $9.5 million decrease in proceeds from the maturities of short-term marketable securities for the six months ended June 30, 2011 as compared to the same period in 2010. We invested $3.0 million and $2.4 million in equipment to support manufacturing improvements for the six months ended June 30, 2011 and 2010, respectively.

Net Cash Provided by Financing Activities. Net cash provided by financing activities increased $38.4 million to $73.2 million for the six months ended June 30, 2011, compared to $34.8 million for the same period of 2010. The increase was primarily due to the $70.9 million in net proceeds generated by the sale of common stock in the follow on public offering completed in May 2011 for the six months ended June 30, 2011 compared to $33.0 million for the same period of 2010.

Operating Capital and Capital Expenditure Requirements

We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses to continue to expand the commercialization of our approved products, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure. We believe that our cash, cash equivalents, short-term marketable securities balances, and projected cash contributions from existing partnership arrangements will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs through at least June 30, 2012. If our available cash, cash equivalents and short-term marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, there can be no assurance that we will be successful in obtaining additional cash contributions from future partnership arrangements. Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we are unable to obtain additional financing, we may be required to reduce planned increases in compensation related expenses or other operating expenses related to research, development, and commercialization activities, which could have an adverse impact on our ability to achieve our intended business objectives.

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

Contractual Obligations

We are party to various purchase arrangements related to components used in manufacturing and research and development activities. As of June 30, 2011, we had purchase commitments with certain vendors totaling approximately $4.9 million due within one year. There are no material purchase commitments due beyond one year.

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

Revenue Recognition

We sell durable systems and disposable units through a direct sales force in the United States as well as through distribution arrangements in the United States, Israel and in portions of Europe. Components are individually priced and can be purchased separately or together. The SEVEN PLUS durable system includes a transmitter, a receiver, a power cord, data management software and a USB cable. Disposable sensors for use with the SEVEN PLUS system are sold separately in packages of four. The initial SEVEN PLUS durable system price is not dependent upon the purchase of any amount of disposable sensors.

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

We provide a “30-day money back guarantee” program whereby customers who purchase the SEVEN PLUS durable system and a package of four disposable sensors may return the SEVEN PLUS durable system for any reason within thirty days of purchase and receive a full refund of their purchase price. At June 30, 2011, we maintained a reserve balance of $43,000 relating to this program. We accrue for estimated returns and/or refunds by reducing revenues and establishing a liability account at the time of shipment based on historical experience.

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

We shipped product directly to certain distributors’ customers and recognized $3.4 million and $7.6 million in revenue, which represents 16% and 21% of our total revenues for the three and six months ended June 30, 2011, respectively, compared to $2.9 million and $4.8 million in revenue, which represented 24% and 23% of our total revenues for same periods in 2010. With respect to other distributors which stock inventory of our product and fulfill orders from their inventory, we shipped product to these distributors and recognized $4.1 million and $6.4 million in revenue from these arrangements, which represents 19% and 18% of our total revenues for the three and six months ended June 30, 2011, respectively, compared to $1.0 million and $1.9 million in revenue from these arrangements, which represented 9% of our total revenues for each of the same periods in 2010. We monitor shipments to, and on-hand inventory levels of, these distributors, and at June 30, 2011 these distributors had limited amounts of our product in their inventory.

During 2008, we entered into collaborative license and development arrangements with strategic partners for the development and commercialization of products utilizing our technologies. The terms of these agreements obligate us to multiple deliverables (for example, license rights, provision of research and development services, and manufacture of clinical materials) in exchange for our right to receive various forms of consideration including non-refundable license fees, funding of research and development activities, payments based upon achievement of development milestones and royalties in the form of a designated percentage of product sales or profits. With the exception of royalties, these types of consideration are classified as development grant and other revenue in our consolidated statements of operations and are generally recognized over the service period except for substantive milestone payments, which are generally recognized when the milestone is achieved.

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

During the first quarter of 2008, we entered into a development agreement with Animas, as amended on January 12, 2009 and July 30, 2009, which provided us with a development grant. During the fourth quarter of 2008, we entered into a collaboration agreement with Edwards, as amended on May 5, 2009, which provided us with a development grant. We recognized $6.2 million and $7.3 million in development grant and other revenue for the three and six months ended June 30, 2011. As of June 30, 2011, we had $2.3 million in deferred revenue relating to our development and other agreements.

Share-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including employee stock options, restricted stock, restricted stock units and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. We utilize the Black-Scholes option-pricing model as our method of valuation for share-based awards granted and we use the grant date fair value of our common stock for valuing restricted stock unit awards. Share-based compensation expense recognized for the three months ended June 30, 2011 and 2010 was $3.6 million and $2.8 million, respectively, and $6.2 million and $5.0 million for the six months ended June 30, 2011, and 2010, respectively. As of June 30, 2011, there was $32.0 million of unrecognized compensation cost related to unvested options, restricted stock and restricted stock units that is expected to be recognized as a component of our operating expenses through 2015. Compensation costs will be adjusted for future changes in estimated forfeitures.

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

Recent Accounting Pronouncements

In April 2010, the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We adopted the provisions of the guidance as of January 1, 2011 on a prospective basis. The prospective application had no impact on our consolidated financial statements for the six months ended June 30, 2011.

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

In connection with this litigation six of Abbott’s seven patents that are the subject of the litigation have one or more associated reexamination requests in various stages at the Patent Office. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, canceling claims and/or seeking to add new claims. The Board of Patent Appeals and Interferences within the Patent Office has recently rendered decisions on the appeals related to the reexaminations of two of the patents. We believe these decisions are favorable to us; however, Abbott has filed notices to appeal these two decisions to the Federal Circuit. Of the remaining five patents, four are currently undergoing reexamination at the Patent Office, and one has been issued a Certificate of Reexamination.

In addition, since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed 25 reexamination requests seeking to invalidate 24 of our patents. Sixteen of the 25 reexamination requests are in various stages at the Patent Office, and 9 have been issued a Certificate of Reexamination. We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid. Additionally, Abbott has filed an Opposition to two of our European patents.

Although it is our position that Abbott’s assertions of infringement have no merit, and that the potential interference, reexamination requests and oppositions have no merit, neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation, potential interference, reexamination requests or oppositions can be assessed, and as of June 30, 2011, no amounts have been accrued.

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

We expect that sales of our SEVEN PLUS, which consists of a handheld receiver, reusable transmitter and disposable sensor, will account for substantially all of our product revenue for the foreseeable future. From inception through June 30, 2011, product revenues total approximately $101.4 million. We have relatively limited experience in selling our products and we might be unable to successfully expand the commercialization of our products on a wide scale for a number of reasons, including:

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

We have incurred net losses in each year since our inception in May 1999, including a net loss of $19.2 million for the six months ended June 30, 2011. As of June 30, 2011, we had an accumulated deficit of $365.6 million. We have financed our operations primarily through private placements of our equity and debt securities and our public offerings, and have devoted a substantial portion of our resources to research and development relating to our continuous glucose monitoring systems, including our in-hospital product development, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of the SEVEN PLUS. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products, including our next generation sensor, sensor augmented insulin pump collaborations, and the GlucoClear. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public healthcare and medical device companies. As a result, we expect to continue to incur significant operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

Current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on worldwide economic conditions, which have been adversely impacted by the global macroeconomic downturn, high unemployment rates, and ongoing volatility. These conditions have and may continue to make it difficult for our customers and potential customers to afford our products, and could cause our customers to stop using our products or to use them less frequently. If that were to occur, we would experience a decrease in revenue and our performance would be negatively impacted. In addition, the pressure on consumers to absorb more of their own health care costs has resulted in some cases in higher deductibles and limits on durable medical equipment, which may cause seasonality in purchasing patterns. Furthermore, during economic uncertainty, our customers have experienced job losses and may continue to experience issues gaining timely access to sufficient health insurance or credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse affect on our financial condition and operating results.

We may require additional funding to continue the commercialization of our SEVEN PLUS or the development and commercialization of our next generation and other continuous glucose monitoring systems, including the GlucoClear and our sensor augmented insulin pump systems developed in collaboration with Animas and Insulet.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our GlucoClear in-hospital system as well as our next generation ambulatory continuous glucose monitoring sensors and systems. For the six months ended June 30, 2011, our net cash used in operating activities was $11.8 million, compared to $19.7 million for the same period in 2010, and as of June 30, 2011, we had working capital of $110.2 million comprised of $106.3 million in cash, cash equivalents and short-term marketable securities, and includes $1.3 million in restricted cash. We expect that our cash used by operations will increase significantly in each of the next several years, and, although we recently completed a follow-on public offering of 4,700,000 shares of our common stock for net proceeds to the company of approximately $70.9 million, we may need additional funds to continue the commercialization of our products and for the development and commercialization of our next generation sensors and systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

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

We have entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. We have entered into a distribution agreement with Edgepark, as amended, pursuant to which we generated approximately 21% of our revenue during the six months ended June 30, 2011. There can be no assurances that this relationship will continue or that we will be able to maintain this volume of sales from this relationship in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. Additionally, to the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States or Europe, our product margins could be lower than if we directly marketed and sold our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and patients in Europe will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.

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

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although CMS in 2008 released Alpha-Numeric HCPCS codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those patients covered by third-party payors that have adopted policies for continuous glucose monitoring devices allowing for coverage of these devices if certain conditions are met. As of August 2011, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our products by their members. However, patients without insurance that covers our products will have to bear the financial cost of them. In the United States, patients using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will be substantially dependent on whether third-party reimbursement is widely available for patients that use them. While many third party payors have adopted some form of coverage policy on continuous glucose monitoring devices, those coverage policies frequently require significant medical documentation in order for patients to obtain reimbursement, and as a result, we have experienced difficulty in improving the efficiency of our customer service group. In addition, Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain additional reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as requiring prospective reimbursement and second opinions, purchasing in groups, or redesigning benefits. Furthermore, we are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our initial dependence on the commercial success of the SEVEN PLUS makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the SEVEN PLUS, patients may not use our products.

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

Our SEVEN PLUS systems are classified by the FDA as premarket approval, or PMA, medical devices. We are continuing to seek approval for the next generation of our ambulatory system, and are preparing to commence clinical trials in support of that application. The PMA process requires us to prove the safety and efficacy of our ambulatory system to the FDA’s satisfaction. This process can be expensive, prolonged and uncertain, requires detailed and comprehensive scientific and human clinical data, and may never result in the FDA granting a PMA. We cannot predict when, if ever, the next generation of our ambulatory system will obtain FDA approval.

We also intend to seek approvals for the products that integrate our continuous glucose monitoring technology into the insulin delivery systems of Animas and Insulet, respectively, but cannot predict when, if ever, those products will be approved.

In addition, we will seek 510(k) clearance from the FDA for future GlucoClear products, and are working with Edwards to formulate the next steps for these submissions. The 510(k) process would require us to establish (including through pre-clinical testing, bench testing, and/or potentially clinical data) that our GlucoClear system is substantially equivalent in terms of indication, technological characteristics, and performance to one or more legally marketed devices eligible to be cited as predicates in the 510(k) process. We cannot predict whether the FDA will classify the GlucoClear as a 510(k) product, nor can we predict when, if ever, the GlucoClear will obtain FDA clearance or approval.

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

We are continuing to seek approval for our next generation ambulatory system, and are preparing to commence clinical trials in support of that application. We also intend to seek approvals for the products that integrate our continuous glucose monitoring technology into the insulin delivery systems of Animas and Insulet, respectively. In addition, we will seek 510(k) clearance from the FDA for future GlucoClear products, and are working with Edwards to formulate the next steps for these submissions. The GlucoClear may ultimately be classified by the FDA as either a 510(k) or PMA product, and we may consequently be requested to provide additional data in support of the GlucoClear application.

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

In addition, the comprehensive healthcare reform legislation recently adopted by Congress and subsequently signed into law includes an annual excise tax on the sale of medical devices equal to 2.3% of the price of the device starting on January 1, 2013, which would likely include our SEVEN PLUS and GlucoClear systems. The exact impact of this excise tax, including whether our products would be considered “medical devices” and how such a tax would be assessed, is not currently clear and any efforts to modify or repeal this excise tax may be unsuccessful. As a result of such tax, our future operating results could be harmed, which in turn could cause the price of our stock to decline, Additionally, because of the uncertainty surrounding these issues, the impact of this tax has not been reflected in our forward guidance.

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

Six of the patents described above has one or more associated reexamination requests in various stages at the Patent Office. Two of those patents are in the appeal process and the other 4 patents have been issued one or more Certificates of Reexamination and those 4 patents are undergoing additional reexamination at the Patent Office. With regard to the two patents in the appeal process, the Board of Patent Appeals and Interferences within the Patent Office has recently rendered decisions. We believe these decisions are favorable to us; however, Abbott has filed notices to appeal these two decisions to the Federal Circuit. The remaining patent has been issued a Certificate of Reexamination.

Since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If an interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed 25 reexamination requests seeking to invalidate 24 of our patents in the Patent Office. Sixteen of the 25 reexamination requests are in various stages at the Patent Office and 9 have been issued a Certificate of Reexamination. We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid, which could have a significant impact on our ability to protect aspects of our technology.

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

On November 10, 2008, we entered into a Collaboration Agreement with Edwards pursuant to which we have agreed to develop jointly and to market the GlucoClear, a blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital. Under the Collaboration Agreement, we expect to receive payments for various milestones related to regulatory approvals and commercial readiness of the product. In addition, we also expect to receive either a profit-sharing payment of 10% of the products’ gross profits, or a royalty of 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license to our intellectual property that relates to blood-based glucose sensors in the critical care sector of the hospital market. However, this collaboration may not result in the development of products that achieve regulatory approval in the United States or commercial success, which would result in various penalties to us under the Collaboration Agreement, up to and including delay or loss of some or all of our milestone payments and rights to any profit-sharing or royalties. On October 30, 2009, we received CE Mark approval for the first generation GlucoClear that we developed in collaboration with Edwards. Although Edwards commenced market evaluations during 2009, this product did not generate significant revenue during 2010 and we do not expect this product to generate significant revenue during 2011. We will seek 510(k) clearance from the FDA for future GlucoClear products, and are working with Edwards to formulate the next steps for these submissions. We cannot predict whether the FDA will classify the GlucoClear as a 510(k) or PMA product, nor can we predict when, if ever, the GlucoClear will obtain FDA clearance or approval.

We enter into collaborations with third parties related to our SEVEN PLUS that may not result in the development of commercially viable products or the generation of significant future revenues.

In the ordinary course of our business, we enter into collaborative arrangements to develop new products and to pursue new markets, such as our agreements with Animas and Insulet, to integrate our continuous glucose monitoring technology into their respective insulin delivery systems. We have also entered into an OUS Commercialization Agreement, as amended, with Animas pursuant to which Animas retains the exclusive right to develop and market outside the United States an ambulatory insulin pump that is combined with our continuous glucose monitoring technology which has been branded the Vibe. In May 2011, we, together with Animas, received CE Mark certification for the Vibe, allowing it to be marketed in the countries that recognize CE Mark approval. These collaborations may not result in the development of products that achieve commercial success and could be terminated prior to developing any products. Accordingly, we cannot assure you that any of our collaborations will result in the successful development of a commercially viable product or result in significant additional future revenues. In addition, our development timelines are highly dependent on our ability to achieve clinical endpoints and regulatory requirements and to overcome technology challenges, and may be delayed due to scheduling issues with patients and investigators, requests from institutional review boards, product performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, the FDA may not approve the combined products or may require additional product testing and clinical trials before approving the combined products, which would result in product launch delays and additional expense. If approved by the FDA, the combined products may not achieve acceptance in the marketplace by physicians and patients.

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

We are highly dependent on our senior management, especially Terrance H. Gregg, our Chief Executive Officer, Kevin Sayer, our President, Steven R. Pacelli, our Chief Operating Officer, Jorge Valdes, our Chief Technical Officer, and Andrew K. Balo, our Senior Vice President of Clinical and Regulatory Affairs. Our success will depend on our ability to retain our current management and to attract and retain qualified personnel in the future, including sales persons, scientists, clinicians, engineers and other highly skilled personnel. Competition for senior management personnel, as well as sales persons, scientists, clinicians and engineers, is intense and we may not be able to retain our personnel. The loss of the services of members of our senior management, scientists, clinicians or engineers could prevent the implementation and completion of our objectives, including the commercialization of our current products and the development and introduction of additional products. The loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. Each of our officers may terminate their employment at any time without notice and without cause or good reason. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees.

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

The laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the SEC will result in increased costs to us as we evaluate the implications of any new rules and regulations and respond to new requirements under such rules and regulations. We are required to comply with many of these rules and regulations, and will be required to comply with additional rules and regulations in the future. Furthermore, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. This new law makes significant changes to corporate governance and executive compensation rules for public companies across all industries. Additionally, changes to existing accounting rules or standards, such as the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards, may adversely impact our reported financial results and business, and may further require us to incur greater accounting fees. The effects of new laws and regulations remain unclear and will likely require us to incur significant additional accounting and legal costs and divert management’s time and attention away from our business in order to ensure compliance with these regulatory requirements.

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

In March 2006, we entered into our Loan Agreement that provided for a loan to finance various equipment and leasehold improvement expenses. In January 2008, we amended our Loan Agreement to enable us to draw an additional $3.0 million. We are required to repay this additional amount at intervals through July 2011. As of June 30, 2011, we had a total outstanding loan balance under the Loan Agreement of $0.1 million. The Loan Agreement requires us to maintain a minimum cash balance with Square 1 Bank, and also imposes certain limitations on us, including, among others, limitations on our ability to:

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

Risks Related to Our Common Stock

Our stock price is highly volatile and investing in our stock involves a high degree of risk, which could result in substantial losses for investors.

Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and continues to be volatile in the future. Since January 1, 2011, the closing price of our common stock on the NASDAQ Global Market has been as high as $16.72 per share and as low as $13.05 per share.

The market price of our common stock is influenced by many factors that are beyond our control, including the following:

•	securities analyst coverage or lack of coverage of our common stock or changes in their estimates of our financial performance;

•	variations in quarterly operating results;

•	future sales of our common stock by our stockholders;

•	investor perception of us and our industry;

•	announcements by us or our competitors of significant agreements, acquisitions or capital commitments;

•	changes in market valuation or earnings of our competitors;

•	general economic conditions;

•	regulatory actions;

•	legislation and political conditions; and

•	terrorist acts.

        Please also refer to the factors described above in this “Risk Factors” section. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated to and disproportionate to the operating performance of companies in our industry. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.

Further, securities class action litigation has often been brought against companies that experience periods of volatility in the market prices of their securities. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources.

If our financial performance fails to meet the expectations of investors and public market analysts, the market price of our common stock could decline.

Our revenues and operating results may fluctuate significantly from quarter to quarter. We believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied on as an indication of our future performance. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the trading price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include:

•	our inability to manufacture an adequate supply of product at appropriate quality levels and acceptable costs;

•	possible delays in our research and development programs or in the completion of any clinical trials;

•	a lack of acceptance of our products in the marketplace by physicians and patients;

•	the inability of patients to receive reimbursements from third-party payors;

•	failures to comply with regulatory requirements, which could lead to withdrawal of products from the market;

•	our failure to continue the commercialization of any of our continuous glucose monitoring systems;

•	inadequate financial and other resources; and

•	global economic conditions.

The issuance of shares by us in the future or sales of shares by our stockholders may cause the market price of our common stock to drop significantly, even if our business is doing well.

This issuance of shares by us in the future or sales of shares by our stockholders may cause the market price of our common stock to decline, perhaps significantly, even if our business is doing well. The market price of our common stock could also decline if there is a perception that sales of our shares are likely to occur in the future. This might also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Also, we may issue securities in connection with future financings and acquisitions, and those shares could dilute the holdings of other stockholders.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

Anti-takeover effects of our rights agreement, charter documents and Delaware law could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

We have a stockholder rights agreement in place, under which our stockholders have special rights, in the form of additional voting and beneficial ownership, in the event that a person or group not approved by our Board of Directors were to acquire, or to announce the intention to acquire 15% or more of our outstanding shares. This plan is designed to have the effect of discouraging, delaying or rendering more difficult an acquisition of us that has not been approved by our Board of Directors.

In addition, there are provisions in our certificate of incorporation and bylaws, as well as provisions in the Delaware General Corporation Law, that may discourage, delay or prevent a change of control that might otherwise be beneficial to stockholders. For example:

•	our Board of Directors may, without stockholder approval, issue shares of preferred stock with special voting or economic rights;

•	our stockholders do not have cumulative voting rights and, therefore, each of our directors can only be elected by holders of a majority of our outstanding common stock;

•	a special meeting of stockholders may only be called by a majority of our Board of Directors, the Chairman of our Board of Directors, or our Chief Executive Officer;

•	our stockholders may not take action by written consent;

•	our Board of Directors is divided into three classes, only one of which is elected each year; and

•	we require advance notice for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as a part of this report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

10.27	Amendment No. 2 to the OUS Commercialization Agreement, between Animas Corporation and DexCom, Inc., dated June 7, 2011.*	—	—	—	—	X

10.28	Offer letter between DexCom, Inc. and Kevin Sayer dated May 3, 2011.**	—	—	—	—	X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***	—	—	—	—	X

101	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and are filed separately with the Securities and Exchange Commission.
**	Represents a management contract or compensatory plan.
***	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that DexCom specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXCOM, INC.
(Registrant)

Dated: August 3, 2011	By:	/S/ TERRANCE H. GREGG

Terrance H. Gregg,
Chief Executive Officer

Dated: August 3, 2011	By:	/S/ JESS ROPER

Jess Roper,
Chief Financial Officer