Form 10-Q
period 2011-09-30
DEXCOM INC
filed 2011-11-02
CIK 1093557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 28, 2011, 67,510,344 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

DexCom, Inc.

Consolidated Balance Sheets

(In thousands—except par value data)

	September 30, 2011 (Unaudited)	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$17,523	$4,889
Short-term marketable securities, available-for-sale	79,794	42,224
Accounts receivable, net	9,003	6,671
Inventory	6,455	8,112
Restricted cash	0	775
Prepaid and other current assets	2,457	2,690

Total current assets	115,232	65,361
Property and equipment, net	12,524	10,763
Restricted cash	939	939
Other assets	98	101

Total assets	$128,793	$77,164

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$6,045	$5,350
Accrued payroll and related expenses	6,961	5,730
Current portion of long-term debt	0	525
Current portion of deferred revenue	1,737	3,524

Total current liabilities	14,743	15,129
Other liabilities	985	1,042

Total liabilities	15,728	16,171
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	0	0
Common stock, $0.001 par value, 100,000 authorized; 67,783 and 67,500 issued and outstanding, respectively, at September 30, 2011; and 62,360 and 62,078 shares issued and outstanding, respectively, at December 31, 2010	68	62
Additional paid-in capital	491,964	407,375
Accumulated other comprehensive loss	(94)	(66)
Accumulated deficit	(378,873)	(346,378)

Total stockholders’ equity	113,065	60,993

Total liabilities and stockholders’ equity	$128,793	$77,164

See accompanying notes

DexCom Inc.

Consolidated Statements of Operations

(In thousands—except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Product revenue	$16,656	$10,776	$44,974	$26,583
Development grant and other revenue	1,598	888	8,871	6,412

Total revenue	18,254	11,664	53,845	32,995
Product cost of sales	9,230	6,982	25,933	18,440
Development and other cost of sales	860	1,206	2,761	3,101

Total cost of sales	10,090	8,188	28,694	21,541

Gross profit	8,164	3,476	25,151	11,454
Operating expenses
Research and development	8,231	6,161	21,515	16,325
Selling, general and administrative	13,241	10,377	36,203	30,533

Total operating expenses	21,472	16,538	57,718	46,858
Operating loss	(13,308)	(13,062)	(32,567)	(35,404)
Interest income	31	20	82	73
Interest expense	(1)	(44)	(10)	(1,540)
Loss on debt extinguishment upon conversion of convertible debt	0	(312)	0	(8,487)

Net loss	$(13,278)	$(13,398)	$(32,495)	$(45,358)

Basic and diluted net loss per share	$(0.20)	$(0.23)	$(0.50)	$(0.81)

Shares used to compute basic and diluted net loss per share	67,397	58,200	64,910	55,707

See accompanying notes

DexCom, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net loss	$(32,495)	$(45,358)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,696	1,716
Share-based compensation	9,933	7,363
Accretion and amortization related to investments, net	610	572
Accretion of non-cash interest expense related to convertible notes	0	1,059
Loss on debt extinguishment upon conversion of convertible debt	0	8,487
Amortization of debt issuance costs	0	36
Changes in operating assets and liabilities:
Accounts receivable	(2,332)	(1,612)
Inventory	1,657	(3,712)
Prepaid and other assets	518	2,421
Restricted cash	775	475
Accounts payable and accrued liabilities	695	1,296
Accrued payroll and related expenses	1,231	1,217
Deferred revenue	(1,787)	(3,304)
Deferred rent and other liabilities	(57)	132

Net cash used in operating activities	(18,556)	(29,212)
Investing activities
Purchase of available-for-sale marketable securities	(78,044)	(43,688)
Proceeds from the maturity of available-for-sale marketable securities	39,576	43,041
Purchase of property and equipment	(4,457)	(4,534)

Net cash used in investing activities	(42,925)	(5,181)
Financing activities
Net proceeds from issuance of common stock	74,662	37,061
Repayment of equipment loan	(525)	(675)

Net cash provided by financing activities	74,137	36,386

Effect of exchange rate changes on cash and cash equivalents	(22)	(41)

Increase in cash and cash equivalents	12,634	1,952
Cash and cash equivalents, beginning of period	4,889	3,577

Cash and cash equivalents, end of period	$17,523	$5,529

Non-cash investing and financing transactions:
Conversion of convertible notes to common stock	$0	$47,033

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

Basis of Presentation

We have incurred operating losses since our inception and have an accumulated deficit of $378.9 million at September 30, 2011. As of September 30, 2011, we had available cash, cash equivalents and short-term investments totaling $97.3 million, excluding $0.9 million of restricted cash, and working capital of $100.5 million. Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned increases in compensation related expenses or other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources will be sufficient to fund our operations through at least September 30, 2012.

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation (except for the changes in estimates described below), have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2010 included in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission on March 3, 2011.

Reclassification

Restricted cash in the amount of $0.7 million as of December 31, 2010 has been reclassified from short-term restricted cash to long-term restricted cash to conform to current year presentation. This reclassification had no impact on our Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity or Consolidated Statements of Cash Flows.

Principles of Consolidation

The consolidated financial statements include the accounts of DexCom and our wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting

An operating segment is identified as a component of a business that has discrete financial information available, and one that the chief operating decision maker must decide the level of resource allocation directed to the segment. In addition, the guidance for segment reporting indicates certain quantitative thresholds. We consider our operations to be, and manage our business as, one operating segment.

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

Share-Based Compensation

We recorded $3.7 million and $2.3 million in share-based compensation expense during the three months ended September 30, 2011 and 2010, respectively, and $9.9 million and $7.3 million during the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011, unrecognized estimated compensation costs related to unvested stock options, restricted stock and restricted stock units totaled $29.4 million and are expected to be recognized through 2015. We utilize the Black-Scholes option-pricing model as the method of valuation for share-based awards granted and we use the grant date fair value of our common stock for valuing restricted stock unit awards.

Revenue Recognition

We sell our durable systems and disposable units through a direct sales force in the United States and through distribution arrangements in the United States, Israel and in portions of Europe. Components are individually priced and can be purchased separately or together. We receive payment directly from patients who use our products, as well as from distributors and third-party payors. Our durable system includes a reusable transmitter, a receiver, a power cord, data management software and a USB cable. Disposable sensors for use with the durable system are sold separately in packages of four. The initial durable system price is not dependent upon the purchase of any amount of disposable sensors.

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

We shipped product directly to certain distributors’ customers and recognized $3.0 million and $10.6 million in revenue, which represents 17% and 20% of our total revenues for the three and nine months ended September 30, 2011, respectively, compared to $3.4 million and $8.2 million in revenue, which represented 29% and 25% of our total revenues for same periods in 2010. With respect to other distributors which stock inventory of our product and fulfill orders from their inventory, we shipped product to these distributors and recognized $5.3 million and $11.7 million in revenue from these arrangements, which represents 29% and 22% of our total revenues for the three and nine months ended September 30, 2011, respectively, compared to $1.2 million and $3.0 million in revenue from these arrangements, which represented 10% and 9% of our total revenues for the same periods in 2010. We monitor shipments to, and on-hand inventory levels of, these distributors, and at September 30, 2011 these distributors had limited amounts of our product in their inventory.

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

For transactions containing multiple element arrangements entered into or materially modified after January 1, 2010, we consider deliverables as separate units of accounting and recognize deliverables as revenue upon delivery only if (i) the deliverable has stand-alone value and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery of the undelivered item(s) is probable and substantially controlled by us. We allocate consideration to the separate units of accounting using the relative selling price method, in which allocation of consideration is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”), or if VSOE or TPE is not available, management’s best estimate of a stand-alone selling price for elements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	($13,278)	($13,398)	($32,495)	($45,358)
Unrealized gain (loss) on short-term available-for-sale marketable securities	(12)	9	(6)	15
Foreign currency translation gain (loss)	19	(43)	(22)	(41)

Comprehensive loss	($13,271)	($13,432)	($32,523)	($45,384)

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

Utilization of net operating losses and credit carryforwards are subject to an annual limitation due to ownership change limitations provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. An ownership change limitation occurred as a result of the stock offering completed in February 2009. This limitation will likely result in the expiration prior to use of approximately $2.1 million of U.S. income tax credits and approximately $9.2 million of state net operating loss carryforwards. The related deferred tax assets have been removed from the components of our deferred tax assets. The tax benefits related to the remaining federal and state net operating losses and tax credit carryforwards may be further limited or lost if future cumulative changes in ownership exceed 50% within any three-year period.

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

The following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$15,382	0	0	$15,382
Marketable securities, available for sale
U.S. government agencies	$60,163	0	0	$60,163
Commercial paper	$6,494	0	0	$6,494
Corporate debt	$13,137	0	0	$13,137

Total marketable securities, available for sale	$79,794			$79,794
Restricted cash	$939	0	0	$939

We have maintained only Level 1 financial assets during the three and nine months ended September 30, 2011.

The book values of cash and cash equivalents, short-term marketable securities, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

Recent Accounting Guidance

In April 2010, the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We adopted the provisions of the guidance as of January 1, 2011 on a prospective basis. The prospective application had no impact on our consolidated financial statements for the nine months ended September 30, 2011.

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

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Options outstanding to purchase common stock	7,852	8,385	7,852	8,385
Unvested restricted stock and restricted stock units	1,896	520	1,896	520

Total	9,748	8,905	9,748	8,905

3. Financial Statement Details (in thousands)

Short Term Marketable Securities, Available for Sale

Short term investment securities, consisting solely of debt securities with contractual maturities of less than one year were as follows (in thousands):

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$60,165	$6	$(8)	$60,163
Commercial paper	6,495	0	(1)	6,494
Corporate debt	13,149	1	(13)	13,137

Total	$79,809	$7	$(22)	$79,794

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. government agencies	$32,231	$2	$(10)	$32,223
Commercial paper	4,996	0	0	4,996
Corporate debt	5,006	1	(2)	5,005

Total	$42,233	$3	$(12)	$42,224

Inventory

	September 30, 2011	December 31, 2010
Raw materials	$3,139	$5,041
Work-in-process	1,420	575
Finished goods	1,896	2,496

Total	$6,455	$8,112

Accounts Payable and Accrued Liabilities

	September 30, 2011	December 31, 2010
Accounts payable trade	$2,652	$1,758
Accrued tax, audit, and legal fees	899	783
Clinical trials	279	134
Accrued other including warranty	2,215	2,675

Total	$6,045	$5,350

Accrued Warranty

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Beginning balance	$446	$429	$435	$129
Charges to costs and expenses	392	460	1,375	1,733
Costs incurred	(454)	(455)	(1,426)	(1,428)

Ending balance	$384	$434	$384	$434

4. Commitments and Contingencies

Leases

In April 2006, we entered into an office lease agreement for facilities located in San Diego, California. In August 2010, we entered into a First Amendment to Office Lease (the “Lease Amendment”) with respect to facilities in the buildings at 6340 Sequence Drive and 6310 Sequence Drive, each in San Diego, California (the “Buildings”). Under the Lease Amendment, we have leased additional space in the Buildings, and retain the right and obligation to lease additional space in the Buildings. The lease term for the Buildings extends through November 2016 and we have a five-year option to renew the lease upon the expiration of the initial term. These facility leases have annual rental increases ranging from approximately 2.5% to 4.0%. The difference between the straight-line expense over the term of the lease and actual amounts paid are recorded as deferred rent. In September 2008, our subsidiary in Sweden entered into a three year lease for a small shared office space, which was renewed for a three year term and has a quarterly adjustment clause for rent to increase or decrease in proportion to changes in consumer prices. Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances, under all lease agreements as of September 30, 2011 were as follows (in thousands):

Fiscal Year Ending
Remainder of 2011	$486
2012	2,121
2013	2,507
2014	2,591
2015	2,665
Thereafter	2,511

Total	$12,881

Total rent expense for the three and nine months ended September 30, 2011 was $0.6 million and $2.0 million, respectively, compared to $0.5 million and $1.4 million, respectively, for the same periods of 2010.

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

In connection with this litigation five of Abbott’s seven patents that are the subject of the litigation have one or more associated reexamination requests in various stages at the Patent Office. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, canceling claims and/or seeking to add new claims. Regarding the remaining two patents, Abbott has appealed the decisions of final rejection to the Federal Circuit, the cases have been consolidated and their Brief has recently been filed.

In addition, since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed 30 reexamination requests seeking to invalidate 29 of our patents. Fifteen of the 30 reexamination requests are in various stages at the Patent Office, and 15 have been issued a Certificate of Reexamination. We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid. Additionally, Abbott has filed an Opposition to three of our European patents.

Although it is our position that Abbott’s assertions of infringement have no merit, and that the potential interference, reexamination requests and oppositions have no merit, neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation, potential interference, reexamination requests or oppositions can be assessed, and as of September 30, 2011, no amounts have been accrued.

From time to time, we are subject to various claims and suits arising out of the ordinary course of business, including commercial and employment related matters. We do not expect that the resolution of these matters would have a material adverse effect on our consolidated financial position.

Purchase Commitments

We are party to various purchase arrangements related to our manufacturing and development activities including materials used in our glucose monitoring systems. As of September 30, 2011, we had purchase commitments with vendors totaling $14.1 million due within one year. There are no material purchase commitments due beyond one year.

5. Development Agreements

Insulet Corporation

On January 7, 2008, we entered into a development agreement with Insulet Corporation (“Insulet”) to integrate our continuous glucose monitoring technology into Insulet’s wireless, handheld OmniPod System Personal Diabetes Manager. The agreement is non-exclusive and does not impact either party’s existing third-party development agreements.

Animas Corporation

On January 10, 2008, we entered into a joint development agreement with Animas Corporation (“Animas”), as amended on January 12, 2009, July 30, 2009 and June 7, 2011 (the “Animas Amendments”) to integrate our continuous glucose monitoring technology into Animas insulin pumps. Under the terms of the amended agreement, Animas will contribute up to $1.1 million to DexCom to offset certain development, clinical and regulatory expenses. The agreement is non-exclusive in the United States, but exclusive outside the United States and does not impact either party’s existing third-party development agreements. In January of 2008 we received $0.5 million from Animas to offset development and other expenses. In January of 2009 we received an additional $0.3 million. We recorded $25,000 and $0.1 million in development grant and other revenue during the three and nine months ended September 30, 2011, respectively, compared to $25,000 and $0.2 million during the same periods in 2010, respectively, related to consideration previously received for development efforts. Pursuant to the Animas Amendments, we will collaborate with Animas to develop a modified version of our transmitter to support a single, global CGM-enabled insulin pump launch by Animas. We were entitled to receive a one-time $1.0 million milestone payment upon the achievement of performance qualification of a manufacturing line for the modified transmitter, which was earned in December 2010, and we received this $1.0 million milestone payment in January 2011. We were also entitled to receive an additional one-time $4.0 million milestone payment and a $0.3 million development payment upon the first regulatory body approval outside the United States for the new system, which was earned in May 2011. We received the $4.0 million milestone payment in June 2011.

Edwards Lifesciences LLC

On November 10, 2008, and as amended on May 5, 2009, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Edwards Lifesciences LLC (“Edwards”). Pursuant to the Collaboration Agreement, we and Edwards agreed to develop jointly and to market an in-hospital automatic blood glucose monitoring system. Under the terms of the Collaboration Agreement, as amended, Edwards was obligated to pay us an upfront fee of $13.0 million. In addition, we are entitled to receive up to $22.0 million for product development costs and milestones related to regulatory approvals and manufacturing readiness. We will also receive either a profit-sharing payment of up to 10% on the product’s gross profits, or a royalty of up to 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license under our intellectual property to the critical care sector in the hospital market. Edwards will be responsible for global sales and marketing, and we will initially be responsible for manufacturing. In November 2008 we received $13.0 million. We received an additional $10.0 million during 2009 and 2010. We recorded $0.6 million and $1.7 million in development grant and other revenue related to consideration previously received for development efforts for the three and nine months ended September 30, 2011, respectively, compared to $0.9 million and $6.0 million for the same periods in 2010, respectively.

Each of the milestones related to the Collaboration Agreement is considered to be substantive. In determining whether each milestone is substantive, we considered whether the consideration earned by achieving the milestone should (i) be commensurate with either (a) our performance to achieve the milestone or (b) the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relate solely to past performance and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. We did not recognize any consideration for milestones related to the Collaboration Agreement for the three and nine months ended September 30, 2011.

6. Stockholder’s Equity

Follow-on Stock Offering

In May 2011, we completed a follow-on public stock offering of 4,700,000 shares of our common stock for net proceeds of approximately $70.9 million.

7. Subsequent Events

On November 1, 2011, we entered into a non-exclusive Research and Development Agreement (the “Agreement”) with Roche Diagnostics Operations, Inc. (“Roche”) to integrate a future generation of our continuous glucose monitoring technology with Roche’s next generation Accu-Chek® insulin delivery system in the United States. Under the terms of the Agreement, we are entitled to receive up to $1.0 million to offset certain development, clinical and regulatory expenses. We are also entitled to receive an initial milestone payment of $0.5 million as a result of the execution of the Agreement, and up to an additional $2.5 million upon the achievement of certain milestones as set forth in the Agreement.

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

Close Concerns, Inc., a healthcare information firm exclusively focused on diabetes and obesity, founded dQ&A Market Research Inc., a market research business with over 3,000 panel members that participate in diabetes related surveys. A dQ&A Panel

Summary Report from August 2011 estimated that our share of the continuous glucose monitoring system market in the United States was at 56%. The report analyzed responses from 414 panel members who were asked what brand and model of continuous glucose monitoring system they used.

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

We are leveraging our technology platform to enhance the capabilities of our current products and to develop additional continuous glucose monitoring products. In January 2008, we entered into two separate development agreements, one with Animas, a subsidiary of Johnson & Johnson, and one with Insulet, and in November 2011, we entered into a development agreement with Roche to integrate our technology into the insulin pump product offerings of the respective partner, enabling the partner’s insulin pump to receive glucose readings from our transmitter and display this information on the pump’s screen. The Animas insulin pump product augmented with our sensor technology has been branded the Vibe®, and received CE Mark approval in May 2011, which allows Animas to market the Vibe in the countries that recognize CE Mark approvals. In addition, we are continuing to seek approval for our next generation ambulatory system, and, in response to requests from the FDA, are preparing to commence additional clinical trials in support of that application. We expect our next generation system will further improve sensor reliability, stability and accuracy over the useful life of the sensor, and will be suited for large scale manufacturing. We also intend to seek approval for a pediatric indication (patients under 18 years of age) and a pregnancy indication (patients who develop gestational diabetes during pregnancy) for our product platform in the future. Further, as described above, we are developing in collaboration with Edwards the GlucoClear, which is a blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital. Our development timelines are highly dependent on our ability to achieve clinical endpoints and regulatory requirements and to overcome technology challenges, and our development timelines may be delayed due to extended regulatory approval timelines, scheduling issues with patients and investigators, requests from institutional review boards, sensor performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, the FDA may not approve our products, and if approved, we may not achieve acceptance in the marketplace by physicians and patients.

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare and Medicaid services, or CMS, in 2008 released Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed due to a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those patients covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices. As of November 2011, the seven largest private third-party payors, in terms of the number of covered lives, have issued policies for the category of continuous glucose monitoring devices allowing for coverage of these devices if certain conditions are met. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our SEVEN PLUS system by their members. Many of these coverage policies are restrictive in nature and require the patient to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. In addition, patients who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist patients in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create and liberalize coverage policies with third-party payors and expect to continue to do so throughout 2011. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, patients may not use them on a widespread basis.

We plan to develop future generations of technologies focused on improved performance and convenience and that will enable intelligent insulin administration. Our next generation of technologies are not yet FDA approved, but in the near term, we are seeking regulatory approval for a next generation sensor platform using advanced manufacturing processes that are more scalable and reliable and that produce sensors which are more accurate and durable. Over the longer term, we plan to develop networked platforms with open architecture, connectivity and transmitters capable of communicating with other devices.

We currently manufacture our devices at our headquarters in San Diego, California. These facilities have more than 8,000 square feet of laboratory space and approximately 12,000 square feet of controlled environment rooms. In February 2010, our facility was subject to a post-approval inspection by the FDA. After the close of the inspection, the FDA investigator issued a Form 483 identifying several inspectional observations. Subsequent to the inspection, we also received a warning letter from the FDA requiring us to file medical device reports, or (MDRs), in accordance with the MDR regulations for complaints involving sensor wire fractures underneath a patient’s skin. The warning letter also recommended that we add certain warnings and precautions statements to the labeling, patient education brochures, and our company website regarding the appropriate use of the SEVEN PLUS system, including that they are not approved for use in children under age 18, pregnant women, or persons on dialysis. In response to the warning letter and the Form 483 inspectional observations, we have taken corrective action to address the observations to achieve substantial compliance with the FDA regulatory requirements applicable to a commercial medical device manufacturer. In October 2010, we were subject to a follow-up site inspection by the FDA, and upon completion of that inspection, we were notified by the inspector that there were no 483 inspectional observations. We also received written notification dated November 1, 2010 from the FDA that we adequately addressed all issues cited in the warning letter.

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

From inception through September 30, 2011, we had generated $148.8 million of product and development grant and services (non-product) revenue, and we have incurred net losses in each year since our inception in May 1999. From inception through September 30, 2011, we had an accumulated deficit of $378.9 million. We expect our losses to continue as we proceed with our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and convertible debt. In January 2010, we completed a follow-on public offering of 4,025,000 shares of our common stock for net proceeds of approximately $33.0 million. In November 2010, we completed a follow-on public offering of 3,277,500 shares of our common stock for net proceeds of approximately $33.0 million. In May 2011, we completed a follow-on public offering of 4,700,000 shares of our common stock for net proceeds of approximately $70.9 million.

Financial Operations

Revenue

From inception through September 30, 2011, we generated $118.1 million in product revenue from the sale of our continuous glucose monitoring systems. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. During the first quarter of 2008, we entered into a joint development agreement with Animas and we recognize development grant and other revenue received pursuant to that agreement ratably over the term of the development period. During the fourth quarter of 2008, we entered into a collaboration agreement with Edwards and we recognize development grant and other revenue received pursuant to that agreement ratably over the term of the development period. From inception through September 30, 2011, we recognized $30.7 million in development grant and other revenue, which includes milestones and services.

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

Results of Operations

Quarter Ended September 30, 2011 Compared to September 30, 2010

Revenue, Cost of Sales and Gross Profit

Product revenue increased $5.9 million to $16.7 million for the three months ended September 30, 2011, compared to $10.8 million for the three months ended September 30, 2010 based primarily on increased sales volume of our durable systems and disposable sensors, and higher average per unit selling prices. Product cost of sales increased $2.2 million to $9.2 million for the three months ended September 30, 2011, compared to $7.0 million for the three months ended September 30, 2010. The product gross profit of $7.4 million for the three months ended September 30, 2011 increased $3.6 million compared to $3.8 million for the same period in 2010, primarily due to increased revenue and increased manufacturing absorption.

Development grant and other revenues increased $0.7 million to $1.6 million for the three months ended September 30, 2011, compared to $0.9 million for the three months ended September 30, 2010. Development and other cost of sales decreased $0.3 million to $0.9 million for the three months ended September 30, 2011, compared to $1.2 million for the three months ended September 30, 2010. The increase in development grant and other revenues during the three months ended September 30, 2011 was primarily due to additional services performed, and partially offset by extended revenue recognition timelines related to longer than expected development and regulatory review timelines under our collaboration arrangements with Edwards and Animas. The decrease in costs associated with development was primarily due to fewer development obligations during the period with respect to our collaboration arrangements.

Research and Development. Research and development expense increased $2.1 million to $8.2 million for the three months ended September 30, 2011, compared to $6.2 million for the three months ended September 30, 2010. The increase in research and development expense was primarily due to increased development efforts for our future generation ambulatory products. Increased research and development costs include $0.7 million in additional consulting costs, $0.5 million in additional salaries, bonus, and payroll related costs, and $0.4 million in additional share-based compensation.

Selling, General and Administrative. Selling, general and administrative expense increased $2.9 million to $13.2 million for the three months ended September 30, 2011, compared to $10.4 million for the three months ended September 30, 2010. The increase was primarily due to higher selling, marketing, and information technology costs to support revenue growth and the continued commercialization of our products. Major elements of increased selling, general, and administrative expenses include $1.2 million in additional salaries, bonus, and payroll related costs, $0.7 million in additional share-based compensation, and $0.3 million in additional facilities costs.

Interest Income. Interest income increased to $31,000 for the three months ended September 30, 2011, compared to $20,000 for the three months ended September 30, 2010. The increase in interest income was primarily due to higher average interest bearing cash and marketable securities balances during the three months ended September 30, 2011 as compared to the same period of 2010.

Interest Expense. Interest expense decreased $43,000 to $1,000 for the three months ended September 30, 2011, compared to $44,000 for the three months ended September 30, 2010. The decrease in interest expense was primarily due to the conversion of all of the outstanding convertible notes in 2010.

Nine Months Ended September 30, 2011 Compared to September 30, 2010

Revenue, Cost of Sales and Gross Profit

Product revenue increased $18.4 million to $45.0 million for the nine months ended September 30, 2011, compared to $26.6 million for the nine months ended September 30, 2010 based primarily on increased sales volume. Product cost of sales increased $7.5 million to $25.9 million for the nine months ended September 30, 2011, compared to $18.4 million for the nine months ended September 30, 2010. The product gross profit of $19.0 million for the nine months ended September 30, 2011 increased $10.9 million compared to $8.1 million for the same period in 2010, primarily due to increased revenue.

Development grant and other revenues increased $2.5 million to $8.9 million for the nine months ended September 30, 2011, compared to $6.4 million for the nine months ended September 30, 2010. Development and other cost of sales decreased $0.3 million to $2.8 million for the nine months ended September 30, 2011 compared to $3.1 million for the nine months ended September 30, 2010. The increase in revenues associated with development was primarily due to the $4.0 million milestone payment received from Animas for CE Mark approval, and partially offset by extended revenue recognition timelines related to longer than expected development and regulatory review timelines under our collaboration arrangements with Edwards and Animas.

Research and Development. Research and development expense increased $5.2 million to $21.5 million for the nine months ended September 30, 2011, compared to $16.3 million for the nine months ended September 30, 2010. The increase in research and development expense was primarily due to increased development efforts for our ambulatory products. Increased research and development costs include $1.7 million in additional consulting costs, $1.4 million in additional salaries, bonus, and payroll related costs, and $1.2 million in additional share-based compensation.

Selling, General and Administrative. Selling, general and administrative expense increased $5.7 million to $36.2 million for the nine months ended September 30, 2011, compared to $30.5 million for the nine months ended September 30, 2010. The increase was primarily due to higher selling, customer operations, and information technology costs to support revenue growth and the continued commercialization of our products. Major elements of increased selling, general, and administrative expenses include $3.3 million in additional salaries, bonus, and payroll related costs, $0.8 million in additional facilities costs, and $0.6 million in additional share-based compensation.

Interest Income. Interest income was $0.1 million for each of the nine month periods ended September 30, 2011 and 2010, respectively.

Interest Expense. Interest expense decreased $1.5 million to $10,000 for the nine months ended September 30, 2011, compared to $1.5 million for the nine months ended September 30, 2010. The decrease in interest expense was primarily due to lower non-cash interest expense relating to the accretion of the debt discount for the 4.75% convertible notes issued in March of 2007, and lower coupon interest expense relating to lower principle notes outstanding as a result of the conversions of the notes that occurred during the nine months ended September 30, 2010.

Liquidity and Capital Resources

We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of September 30, 2011, we had an accumulated deficit of $378.9 million and had working capital of $100.5 million. Our cash, cash equivalents and short-term marketable securities totaled $97.3 million, excluding $0.9 million in restricted cash. We have funded our operations primarily from the sale of equity and debt securities and our bank line. In January 2010, we completed a follow-on public offering of 4,025,000 shares of our common stock for net proceeds of approximately $33.0 million. In November 2010, we completed a public follow-on offering of 3,277,500 shares of our common stock for net proceeds of approximately $33.0 million. In May 2011, we completed a follow-on public offering of 4,700,000 shares of our common stock for net proceeds of approximately $70.9 million.

Net Cash Used in Operating Activities. Net cash used in operating activities decreased $10.7 million to $18.6 million for the nine months ended September 30, 2011, compared to $29.2 million for the same period in 2010. The decrease in cash used in operations was primarily due to $12.9 million in lower net loss, offset by $6.0 million in lower non-cash charges primarily comprised of loss on the extinguishment of debt upon conversion of our convertible notes. Net loss decreased primarily due to increased revenue and improved gross margins.

Net Cash Used In Investing Activities. Net cash used in investing activities was $42.9 million for the nine months ended September 30, 2011, compared to $5.2 million for the same period of 2010. The increase in cash used in investing activities was primarily due to $34.4 million increase in cash used to purchase available-for-sale marketable securities and by a $3.5 million decrease in proceeds from the maturities of short-term marketable securities for the nine months ended September 30, 2011 as compared to the same period in 2010. We invested $4.5 million in equipment to support manufacturing improvements for each of the nine month periods ended September 30, 2011 and 2010, respectively.

Net Cash Provided by Financing Activities. Net cash provided by financing activities increased $37.8 million to $74.1 million for the nine months ended September 30, 2011, compared to $36.4 million for the same period of 2010. The increase was primarily due to the $70.9 million in net proceeds generated by the sale of common stock in the follow on public offering completed in May 2011 for the nine months ended September 30, 2011 compared to $33.0 million for the same period of 2010.

Operating Capital and Capital Expenditure Requirements

We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses to continue to expand the commercialization of our approved products, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure. We believe that our cash, cash equivalents, short-term marketable securities balances, and projected cash contributions from existing partnership arrangements will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs through at least September 30, 2012. If our available cash, cash equivalents and short-term marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, there can be no assurance that we will be successful in obtaining additional cash contributions from future partnership arrangements. Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we are unable to obtain additional financing, we may be required to reduce planned increases in compensation related expenses or other operating expenses related to research, development, and commercialization activities, which could have an adverse impact on our ability to achieve our intended business objectives.

Because of the numerous risks and uncertainties associated with the development of continuous glucose monitoring technologies, we are unable to estimate the exact amounts of capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including, but not limited to:

•	the revenue generated by sales of our approved products and other future products;

•	the expenses we incur in manufacturing, developing, selling and marketing our products;

•	the quality levels of our products and services;

•	the third-party reimbursement of our products for our customers;

•	our ability to efficiently scale our manufacturing operations to meet demand for our current and any future products;

•	the costs, timing and risks of delays of additional regulatory approvals;

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

Contractual Obligations

We are party to various purchase arrangements related to components used in manufacturing and research and development activities. As of September 30, 2011, we had purchase commitments with certain vendors totaling approximately $14.1 million due within one year. There are no material purchase commitments due beyond one year.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We provide a “30-day money back guarantee” program whereby customers who purchase the SEVEN PLUS durable system and a package of four disposable sensors may return the SEVEN PLUS durable system for any reason within thirty days of purchase and receive a full refund of their purchase price. At September 30, 2011, we maintained a reserve balance of $26,000 relating to this program. We accrue for estimated returns and/or refunds by reducing revenues and establishing a liability account at the time of shipment based on historical experience.

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

We shipped product directly to certain distributors’ customers and recognized $3.0 million and $10.6 million in revenue, which represents 17% and 20% of our total revenues for the three and nine months ended September 30, 2011, respectively, compared to $3.4 million and $8.2 million in revenue, which represented 29% and 25% of our total revenues for same periods in 2010. With respect to other distributors which stock inventory of our product and fulfill orders from their inventory, we shipped product to these distributors and recognized $5.3 million and $11.7 million in revenue from these arrangements, which represents 29% and 22% of our total revenues for the three and nine months ended September 30, 2011, respectively, compared to $1.2 million and $3.0 million in revenue from these arrangements, which represented 10% and 9% of our total revenues for the same periods in 2010. We monitor shipments to, and on-hand inventory levels of, these distributors, and at September 30, 2011 these distributors had limited amounts of our product in their inventory.

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

For transactions containing multiple element arrangements entered into or materially modified after January 1, 2010, we consider deliverables as separate units of accounting and recognize deliverables as revenue upon delivery only if (i) the deliverable has stand-alone value and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery of the undelivered item(s) is probable and substantially controlled by us. We allocate consideration to the separate units of accounting using the relative selling price method, in which allocation of consideration is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”), or if VSOE or TPE is not available, management’s best estimate of a stand-alone selling price for elements.

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

During the first quarter of 2008, we entered into a development agreement with Animas, as amended on January 12, 2009 and July 30, 2009, which provided us with a development grant. During the fourth quarter of 2008, we entered into a collaboration agreement with Edwards, as amended on May 5, 2009, which provided us with a development grant. We recognized $1.6 million and $8.9 million in development grant and other revenue for the three and nine months ended September 30, 2011. As of September 30, 2011, we had $1.7 million in deferred revenue relating to our development and other agreements.

Share-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including employee stock options, restricted stock, restricted stock units and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. We utilize the Black-Scholes option-pricing model as our method of valuation for share-based awards granted and we use the grant date fair value of our common stock for valuing restricted stock unit awards. We recorded $3.7 million and $2.3 million in share-based compensation expense during the three months ended September 30, 2011 and 2010, respectively, and $9.9 million and $7.3 million during the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there was $29.4 million of unrecognized compensation cost related to unvested options, restricted stock and restricted stock units that is expected to be recognized as a component of our operating expenses through 2015. Compensation costs will be adjusted for future changes in estimated forfeitures.

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

Recent Accounting Pronouncements

In April 2010, the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We adopted the provisions of the guidance as of January 1, 2011 on a prospective basis. The prospective application had no impact on our consolidated financial statements for the nine months ended September 30, 2011.

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

In connection with this litigation five of Abbott’s seven patents that are the subject of the litigation have one or more associated reexamination requests in various stages at the Patent Office. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, canceling claims and/or seeking to add new claims. Regarding the remaining two patents, Abbott has appealed the decisions of final rejection to the Federal Circuit, the cases have been consolidated and their Brief has recently been filed.

In addition, since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed 30 reexamination requests seeking to invalidate 29 of our patents. Fifteen of the 30 reexamination requests are in various stages at the Patent Office, and 15 have been issued a Certificate of Reexamination. We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid. Additionally, Abbott has filed an Opposition to three of our European patents.

Although it is our position that Abbott’s assertions of infringement have no merit, and that the potential interference, reexamination requests and oppositions have no merit, neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation, potential interference, reexamination requests or oppositions can be assessed, and as of September 30, 2011, no amounts have been accrued.

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

We expect that sales of our SEVEN PLUS, which consists of a handheld receiver, reusable transmitter and disposable sensor, will account for substantially all of our product revenue for the foreseeable future. From inception through September 30, 2011, product revenues total approximately $118.1 million. We have relatively limited experience in selling our products and we might be unable to successfully expand the commercialization of our products on a wide scale for a number of reasons, including:

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

•

the relative immaturity of the continuous glucose monitoring market internationally, and the general absence of international reimbursement of continuous glucose monitoring devices by third-party payors and government healthcare providers outside the United States;

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

We have incurred net losses in each year since our inception in May 1999, including a net loss of $32.5 million for the nine months ended September 30, 2011. As of September 30, 2011, we had an accumulated deficit of $378.9 million. We have financed our operations primarily through private placements of our equity and debt securities and our public offerings, and have devoted a substantial portion of our resources to research and development relating to our continuous glucose monitoring systems, including our in-hospital product development, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of the SEVEN PLUS. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products, including our next generation sensor, sensor augmented insulin pump collaborations, and the GlucoClear. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public healthcare and medical device companies. As a result, we expect to continue to incur significant operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

Current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on worldwide economic conditions, which have been adversely impacted by the global macroeconomic downturn, high unemployment rates, and ongoing volatility. These conditions have and may continue to make it difficult for our customers and potential customers to afford our products, and could cause our customers to stop using our products or to use them less frequently. If that were to occur, we would experience a decrease in revenue and our performance would be negatively impacted. In addition, the pressure on consumers to absorb more of their own health care costs has resulted in some cases in higher deductibles and limits on durable medical equipment, which may cause seasonality in purchasing patterns. Furthermore, during economic uncertainty, our customers have experienced job losses and may continue to experience issues gaining timely access to sufficient health insurance or credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our financial condition and operating results.

We may require additional funding to continue the commercialization of our SEVEN PLUS or the development and commercialization of our next generation and other continuous glucose monitoring systems, including the GlucoClear and our sensor augmented insulin pump systems developed in collaboration with Animas, Insulet and Roche.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our GlucoClear in-hospital system as well as our next generation ambulatory continuous glucose monitoring sensors and systems. For the nine months ended September 30, 2011, our net cash used in operating activities was $18.6 million, compared to $29.2 million for the same period in 2010, and as of September 30, 2011, we had working capital of $100.5 million comprised of $98.3 million in cash, cash equivalents and short-term marketable securities, and includes $0.9 million in restricted cash. We expect that our cash used by operations will increase significantly in each of the next several years, and, although we recently completed a follow-on public offering of 4,700,000 shares of our common stock for net proceeds to the company of approximately $70.9 million, we may need additional funds to continue the commercialization of our products and for the development and commercialization of our next generation sensors and systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

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

•

establish and maintain successful sales, marketing and education programs that educate endocrinologists, physicians and diabetes educators so they can appropriately inform their patients about our products; and

•	manage geographically disbursed sales and marketing operations.

If we are unable to establish adequate sales, marketing and distribution capabilities or enter into and maintain arrangements with third parties to sell, market and distribute our products, our business may be harmed.

We have entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. We have entered into a distribution agreement with Edgepark, as amended, pursuant to which we generated approximately 21% of our revenue during the nine months ended September 30, 2011. There can be no assurances that this relationship will continue or that we will be able to maintain this volume of sales from this relationship in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. Additionally, to the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States or Europe, our product margins could be lower than if we directly marketed and sold our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and patients in Europe will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.

Although many third-party payors have adopted some form of coverage policy on continuous glucose monitoring devices, our products do not yet have broad-based contractual coverage with third-party payors and we frequently experience administrative challenges in obtaining reimbursement for our customers. If we are unable to obtain adequately broad reimbursement at acceptable prices for our products or any future products from third-party payors, we will be unable to generate significant revenue.

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although CMS in 2008 released Alpha-Numeric HCPCS codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those patients covered by third-party payors that have adopted policies for continuous glucose monitoring devices allowing for coverage of these devices if certain conditions are met. As of November 2011, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our products by their members. However, patients without insurance that covers our products will have to bear the financial cost of them. In the United States, patients using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will be substantially dependent on whether third-party reimbursement is widely available for patients that use them. While many third-party payors have adopted some form of coverage policy on continuous glucose monitoring devices, those coverage policies frequently require significant medical documentation in order for patients to obtain reimbursement, and as a result, we have experienced difficulty in improving the efficiency of our customer service group. In addition, Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain additional reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as requiring prospective reimbursement and second opinions, purchasing in groups, or redesigning benefits. Furthermore, we are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our initial dependence on the commercial success of the SEVEN PLUS makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the SEVEN PLUS, patients may not use our products.

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

We also intend to seek approvals for the products that integrate our continuous glucose monitoring technology into the insulin delivery systems of Animas, Insulet and Roche , respectively, but cannot predict when, if ever, those products will be approved.

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

If we are unable to successfully complete the pre-clinical studies or clinical trials necessary to support additional PMA or 510(k) applications, we may be unable to commercialize our continuous glucose monitoring systems under development, including our next generation ambulatory system, our GlucoClear system or our systems being developed in collaboration with Animas, Insulet and Roche, which could impair our financial position.

We are continuing to seek approval for our next generation ambulatory system, and are preparing to commence clinical trials in support of that application. We also intend to seek approvals for the products that integrate our continuous glucose monitoring technology into the insulin delivery systems of Animas, Insulet and Roche, respectively. In addition, we will seek 510(k) clearance from the FDA for future GlucoClear products, and are working with Edwards to formulate the next steps for these submissions. The GlucoClear may ultimately be classified by the FDA as either a 510(k) or PMA product, and we may consequently be requested to provide additional data in support of the GlucoClear application.

To support these and any future additional PMA or 510(k) applications we must successfully complete pre-clinical studies, bench-testing, and clinical trials that we believe will demonstrate that the product is safe and effective. Product development, including pre-clinical studies and clinical trials, is a long, expensive and uncertain process and is subject to delays and failure at any stage. Furthermore, the data obtained from the studies and trials may be inadequate to support approval of a PMA or 510(k) application and the FDA may request additional clinical data in support of those applications, which may result in significant additional clinical expenses and may delay product approvals. While we have in the past obtained, and may in the future obtain, an Investigational Device Exemption, or IDE, prior to commencing clinical trials for our continuous glucose monitoring systems, FDA approval of an IDE application permitting us to conduct testing does not mean that the FDA will consider the data gathered in the trial to be sufficient to support approval of a PMA or 510(k) application, even if the trial’s intended safety and efficacy endpoints are achieved. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including 510(k) submissions, by hiring new investigators and increasing the frequency and scope of its inspections of manufacturing facilities. In January 2011, the FDA announced that it will, in the course of 2011, endeavor to streamline its 510(k) review process and the FDA’s Center for Devices and Radiological Health, or CDRH, issued an implementation plan containing 25 specific actions to be implemented in 2011 relating to the 510(k) review process and associated administrative matters. The CDRH also deferred action on several other initiatives, including the creation of a new class of devices that would be subject to heightened review processes, until the Institute of Medicine issues a related report on the 510(k) regulatory process, which was released in late July 2011. Many of the actions proposed by the CDRH could result in significant changes to the 510(k) process, which could complicate the product approval process, although we cannot predict the effect of such procedural changes and cannot ascertain if such changes will have a substantive impact on the approval of our products. If we fail to adequately respond to the increased scrutiny and new 510(k) submission process and associated matters, our business may be adversely impacted.

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

Any product for which we obtain marketing approval will be subject to continual review and periodic inspections by the FDA and other regulatory bodies, which may include inspection of our manufacturing processes, post-approval clinical data and promotional activities for such product. The FDA’s medical device reporting, or MDR, regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury. We and our suppliers are also required to comply with the FDA’s Quality System Regulation, or QSR, and other regulations, which cover the methods and documentation of the design, testing, production, control, selection and oversight of suppliers or contractors, quality assurance, labeling, packaging, storage, complaint handling, shipping and servicing of our products. The FDA enforces the QSR through unannounced inspections. We currently manufacture our devices at our headquarters facilities in San Diego, California. In these facilities we have more than 8,000 square feet of laboratory space and approximately 12,000 square feet of controlled environment rooms. In February 2010, our facility was subject to a post-approval inspection by the FDA. After the close of the inspection, the FDA investigator issued a Form 483 identifying several inspectional observations. Subsequent to the inspection, we also received a warning letter from the FDA requiring us to file MDRs in accordance with the MDR regulations for complaints involving sensor wire fractures underneath a patient’s skin. The warning letter also recommended that we add certain warnings and precautions statements to the labeling, patient education brochures, and our company website regarding the appropriate use of the SEVEN PLUS system, including that they are not approved for use in children under age 18, pregnant women, or persons on dialysis. In response to the warning letter and the Form 483 inspectional observations, we have taken corrective action to address the observations to achieve substantial compliance with the FDA regulatory requirements applicable to a commercial medical device manufacturer. In October 2010, we were subject to a follow-up site inspection by the FDA, and upon completion of that inspection, we were notified by the inspector that there were no 483 inspectional observations. We also received written notification dated November 1, 2010 from the FDA that we adequately addressed all issues cited in the warning letter.

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

Even if regulatory approval or clearance of a product is granted, the approval or clearance may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing or surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, including software bugs, unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as the QSR, MDR reporting, or other post-market requirements may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.

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

In connection with this litigation, five of Abbott’s seven patents that are the subject of the litigation have one or more associated reexamination requests in various stages at the Patent Office. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, canceling claims and/or seeking to add new claims. Regarding the remaining two patents, Abbott has appealed the decisions of final rejection to the Federal Circuit, the cases have been consolidated and their brief has recently been filed. Since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If an interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed 30 reexamination requests seeking to invalidate 29 of our patents in the Patent Office. Fifteen of the 30 reexamination requests are in various stages at the Patent Office and 15 have been issued a Certificate of Reexamination. We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid, which could have a significant impact on our ability to protect aspects of our technology.

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

Any adverse determination in litigation or interference proceedings to which we are or may become a party relating to patents could subject us to significant liabilities to third parties or require us to seek licenses from other third parties. Furthermore, if we are found to willfully infringe third-party patents, we could, in addition to other penalties, be required to pay treble damages and/or attorneys’ fees for the prevailing party. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and would likely include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms. If we do not obtain necessary licenses, we may not be able to redesign our products to avoid infringement and any redesign may not receive FDA approval in a timely manner if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a significant adverse impact on our business.

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

The market for glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In selling the SEVEN PLUS, we compete directly with Roche Diabetes Care, a division of Roche Diagnostics; LifeScan, Inc., a division of Johnson & Johnson; the MediSense and TheraSense divisions of Abbott Laboratories; and Bayer Corporation, each of which manufactures and markets products for the single-point finger stick device market. Collectively, these companies currently account for substantially all of the worldwide sales of self-monitored glucose testing systems. Several companies are developing or marketing short-term continuous glucose monitoring products that will compete directly with our products. To date, in addition to us, three other companies, Cygnus, Medtronic and Abbott, have received approval from the FDA to market continuous glucose monitors. We believe that one of the products, originally developed and marketed by Cygnus, is no longer actively marketed. Abbott has discontinued selling its Freestyle Navigator glucose monitoring system in the United States; however, Abbott recently filed a clinical study for home use of the Navigator II system. In addition, we believe that others, including Bayer, are developing invasive and non-invasive continuous glucose monitoring systems. Most of the companies developing or marketing competing devices are publicly traded or divisions of publicly-traded companies, and these companies enjoy several competitive advantages, including:

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

We have entered into a Collaboration Agreement with Edwards to develop jointly an in-hospital automated blood glucose monitoring device, branded as the GlucoClear, which may not result in the development of a commercially viable product or generation of any future revenues.

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

In the ordinary course of our business, we enter into collaborative arrangements to develop new products and to pursue new markets, such as our agreements with Animas, Insulet and Roche, to integrate our continuous glucose monitoring technology into their respective insulin delivery systems. We have also entered into an OUS Commercialization Agreement, as amended, with Animas pursuant to which Animas retains the exclusive right to develop and market outside the United States an ambulatory insulin pump that is combined with our continuous glucose monitoring technology which has been branded the Vibe. In May 2011, we, together with Animas, received CE Mark certification for the Vibe, allowing it to be marketed in the countries that recognize CE Mark approval. These collaborations may not result in the development of products that achieve commercial success and could be terminated prior to developing any products. Accordingly, we cannot assure you that any of our collaborations will result in the successful development of a commercially viable product or result in significant additional future revenues. In addition, our development timelines are highly dependent on our ability to achieve clinical endpoints and regulatory requirements and to overcome technology challenges, and may be delayed due to scheduling issues with patients and investigators, requests from institutional review boards, product performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, the FDA may not approve the combined products or may require additional product testing and clinical trials before approving the combined products, which would result in product launch delays and additional expense. If approved by the FDA, the combined products may not achieve acceptance in the marketplace by physicians and patients.

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

Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future. Since January 1, 2011, the closing price of our common stock on the NASDAQ Global Market has been as high as $16.72 per share and as low as $10.30 per share.

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

Please also refer to the factors described above in this “Risk Factors” section. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated and disproportionate to the operating performance of companies in our industry. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.

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

DEXCOM, INC.
(Registrant)

Dated: November 2, 2011	By:	/S/ TERRANCE H. GREGG

Terrance H. Gregg,
Chief Executive Officer

Dated: November 2, 2011	By:	/S/ JESS ROPER

Jess Roper,
Chief Financial Officer