Form 10-K
period 2011-12-31
DEXCOM INC
filed 2012-02-23
CIK 1093557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-51222

DEXCOM, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	33-0857544
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6340 Sequence Drive San Diego, California	92121
(Address of Principal Executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (858) 200-0200

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value Per Share	The NASDAQ Stock Market LLC (Nasdaq Global Select Market)
Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC (Nasdaq Global Select Market)

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

Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “Smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $960,461,796 based on the closing sales price as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2012
Common stock, $0.001 par value per share	67,630,175 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.

Designated portions of the Proxy Statement relating to the 2012 Annual Meeting of the Stockholders (the “Proxy Statement”): Part III (Items 9, 10, 11, 12, and 13). Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

In-Hospital Product Line: GlucoClear

To address the in-hospital patient population, we entered into an exclusive agreement with Edwards Lifesciences LLC (“Edwards”) to develop jointly and market a specific product platform for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for the critical care market. On October 30, 2009, we received CE Mark (“Conformité Européene”) approval for our first generation blood-based in-vivo automated glucose monitoring system, which we have branded the GlucoClear, for use by healthcare providers in the hospital. In partnership with Edwards, we initiated a very limited launch of the GlucoClear system in Europe in 2009. Together with Edwards, we are continuing to develop a second generation GlucoClear system, for which we plan to seek approval from the FDA.

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

The International Diabetes Federation (“IDF”) estimates that 366 million people around the world have diabetes, and the Centers for Disease Control (“CDC”) estimates that diabetes affects 25.8 million people in the United States. IDF estimates that by 2030, the worldwide incidence of people suffering from diabetes will reach 552 million. The increased prevalence of diabetes is believed to be the result of an aging population, unhealthy diets and increasingly sedentary lifestyles. According to the CDC, diabetes was the seventh leading cause of death by disease in the United States during 2007, and complications related to diabetes include heart disease, limb amputations, loss of kidney function and blindness. According to the IDF, there were more than 100,000 deaths attributable to diabetes in the United States and 4.6 million deaths attributable to diabetes globally in 2011.

According to a CDC spokesman cited in a New York Times article from January of 2006, one in every three children born in the United States in 2001 was expected to become diabetic in their lifetimes, and every day in the United States, on average, there would be 4,100 people diagnosed with diabetes, 230 people undergoing amputations as a result of diabetes, 120 people who enter end-stage kidney disease programs and 55 people who lose their vision.

According to the American Diabetes Association (“ADA”) one in every ten health care dollars was spent on treating diabetes in 2007, and the direct medical costs and indirect expenditures attributable to diabetes in the United States were an estimated $174 billion, an increase of $42 billion since 2002. Of the $174 billion in overall expenses, the ADA estimated that approximately $89 billion were costs associated with chronic complications and excess general medical costs, $27 billion were costs associated with diabetes care and $58 billion were indirect medical costs. The ADA also found that average medical expenditures among people with diagnosed diabetes were 2.3 times higher than for people without diabetes. According to the IDF, expenditures attributable to diabetes were an estimated $201 billion in the United States and $465 billion globally in 2011.

We believe continuous glucose monitoring has the potential to enable more people with diabetes to achieve and sustain tight glycemic control. The Diabetes Control and Complications Trial (“DCCT”) demonstrated that improving blood glucose control lowers the risk of developing diabetes related complications by up to 50%. The study also demonstrated that people with Type 1 diabetes achieved sustained benefits with intensive management. Yet, according to an article published in the Journal of the American Medical Association (“JAMA”) in 2004, less than 50% of diabetes patients were meeting ADA standards for glucose control (A1c), and only 37% of people with diabetes were achieving their glycemic targets. The CDC estimated that as of 2006, 63.4% of all adults with diabetes were monitoring their blood glucose levels on a daily basis, and that 86.7% of insulin-requiring patients with diabetes monitored daily.

Various clinical studies also demonstrate the benefits of continuous glucose monitoring and that continuous glucose monitoring is equally effective in patients who administer insulin through multiple daily injections or through use of continuous subcutaneous insulin infusion pumps. Results of a JDRF study published in the New England Journal of Medicine in 2008, and the extension phase of the study, published in Diabetes Care in 2009, demonstrated that continuous glucose monitoring improved A1c levels and reduced incidence of hypoglycemia for patients over the age of 25 and for all patients of all ages who utilized continuous glucose monitoring regularly.

Our initial target market in the United States consists of an estimated 30% of people with Type 1 diabetes who utilize insulin pump therapy and an estimated 50% of people with Type 1 diabetes who utilize multiple daily insulin injections. Our broader target market in the United States consists of our initial target market plus an estimated 20% of people with Type 1 diabetes using conventional insulin therapy and the estimated 27% of people with Type 2 diabetes who require insulin. Although our initial focus is within the United States, our CE Mark approval also enables us to commercialize our system in those European, Asian and Latin American countries that recognize the CE Mark.

We have built a direct sales organization to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. To complement our direct sales efforts, we also employ clinical specialists who educate and provide clinical support in the field, and we have entered into a limited number of distribution arrangements that allow distributors to sell our products. During 2011, we completed a modest increase in the size of our sales organization. We believe our direct, highly-specialized and focused sales organization is sufficient for us to support our sales efforts.

We are leveraging our technology platform to enhance the capabilities of our current products and to develop additional continuous glucose monitoring products. In January 2008, we entered into two separate development agreements, one with Animas Corporation (“Animas”) a subsidiary of Johnson & Johnson, and one with Insulet Corporation (“Insulet”). In November 2011, we entered into a development agreement with Roche Diagnostics Operations, Inc. (“Roche”), and in February 2012, we entered into a development agreement with Tandem Diabetes Care, Inc. (“Tandem”). The purpose of each of these four development relationships is to integrate our technology into the insulin pump product offerings of the respective partner, enabling the partner’s insulin pump or handheld to receive glucose readings from our transmitter and display this information on the pump’s screen or handheld device. The Animas insulin pump product augmented with our sensor technology has been branded the Vibe®, and received CE Mark approval in May 2011, which allows Animas to market the Vibe in the countries that recognize CE Mark approvals.

In addition, we are continuing to seek approval for our next generation ambulatory system, and, in response to requests from the FDA, are completing additional clinical trials and will file the application seeking approval of our next generation ambulatory system. We expect our next generation system will further improve sensor reliability, stability and accuracy over the useful life of the sensor, and will be suited for large scale manufacturing. We also intend to seek approval for a pediatric indication (patients under 18 years of age) and a pregnancy indication (patients who develop gestational diabetes during pregnancy) for our product platform in the future. On February 21, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire the stock of SweetSpot Diabetes Care, Inc. (“SweetSpot”). SweetSpot is a healthcare-focused information technology company with a platform for uploading and processing data from diabetes devices to advance the treatment of diabetes. SweetSpot specializes in turning raw output from patient devices into information for healthcare providers, patients and researchers. Through our planned acquisition of Sweetspot, we will have a software platform that enables our patients to aggregate and analyze data from numerous diabetes devices and share it with their healthcare providers.

Further, as described above, we are developing in collaboration with Edwards a second generation GlucoClear, which is a blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital. Our development timelines are highly dependent on our ability to achieve clinical endpoints and regulatory requirements and to overcome technology challenges, and our development timelines may be delayed due to extended regulatory approval timelines, scheduling issues with patients and investigators, requests from institutional review boards, sensor performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, the FDA may not approve our products, and if approved, we may not achieve acceptance in the marketplace by physicians and patients.

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare and Medicaid services (“CMS”) in 2008 released Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed due to a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those patients covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices. As of February 2012, the seven largest private third-party payors, in terms of the number of covered lives, have issued policies for the category of continuous glucose monitoring devices allowing for coverage of these devices if certain conditions are met. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our SEVEN PLUS system by their members. Many of these coverage policies are restrictive in nature and require the patient to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. In addition, patients who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist patients in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create and liberalize coverage policies with third-party payors and expect to continue to do so throughout 2012. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, patients may not use them on a widespread basis.

We plan to develop future generations of technologies focused on improved performance and convenience and that will enable intelligent insulin administration. Our next generation is not yet FDA approved, but in the near term, we are seeking regulatory approval for a next generation sensor platform using advanced manufacturing processes that are more scalable and reliable and that produce sensors which are more accurate and durable. Over the longer term, we plan to develop networked platforms with open architecture, connectivity and transmitters capable of communicating with other devices.

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

Diabetes is typically classified into two major groups: Type 1 and Type 2. We estimate that there are approximately 1.3 million Type 1 diabetes patients in the United States. Type 1 diabetes is an autoimmune disorder that usually develops during childhood and is characterized by an absence of insulin, resulting from destruction of the insulin producing cells of the pancreas. Individuals with Type 1 diabetes must rely on frequent insulin injections in order to regulate and maintain blood glucose levels. We estimate that there are approximately 24.5 million people with Type 2 diabetes in the United States. Type 2 diabetes is a metabolic disorder which results when the body is unable to produce sufficient amounts of insulin or becomes insulin resistant. Depending on the severity of Type 2 diabetes, individuals may require diet and nutrition management, exercise, oral medications or insulin injections to regulate blood glucose levels. We estimate that approximately 3.6 million Type 2 patients must use insulin to manage their diabetes.

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

According to the National Diabetes Education Program, about 75% of all newly diagnosed cases of Type 1 diabetes in the United States occur in juveniles younger than 18 years of age. According to JDRF, the incidence of Type 1 diabetes among children under the age of 14 is estimated to increase by approximately 3% annually worldwide. In addition, Type 2 diabetes is occurring with increasing frequency in young people. The increase in prevalence is related to an increase in obesity amongst children. As of 2002, approximately 16% of children and teens were overweight, about double the number two decades before.

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

In an attempt to maintain blood glucose levels within the normal range, patients with diabetes must first measure their blood glucose levels. Often after measuring their blood glucose levels, patients make therapeutic adjustments. As adjustments are made, additional blood glucose measurements may be necessary to gauge the individual’s response to the adjustments. More frequent testing of blood glucose levels provides patients with information that can be used to better understand and manage their diabetes. The ADA recommends that patients with diabetes test their blood glucose levels at least three or four times per day.

Clinical outcomes data support the notion that an important component of effective diabetes management is frequent monitoring of blood glucose levels. The landmark 1993 DCCT consisting of patients with Type 1 diabetes, and the 1998 UK Prospective Diabetes Study, consisting of patients with Type 2 diabetes, demonstrated that patients who intensely managed blood glucose levels delayed the onset and slowed the progression of diabetes-related complications. In the DCCT, a major component of intensive management was monitoring blood glucose levels at least four times per day using conventional single-point blood glucose meters. The DCCT demonstrated that intensive management reduced the risk of complications by 76% for eye disease, 60% for nerve disease and 50% for kidney disease. However, the DCCT also found that intensive management led to a three-fold increase in the frequency of hypoglycemic events. In the December 2005 edition of the New England Journal of Medicine, the authors of a peer-reviewed study concluded that intensive diabetes therapy has long-term beneficial effects on the risk of cardiovascular disease in patients with Type 1 diabetes. The study showed that intensive diabetes therapy reduced the risk of cardiovascular disease by 42% and the risk of non-fatal heart attack, stroke or death from cardiovascular disease by 57%.

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

•

Limited Information. Even if patients test several times each day, each measurement represents a single blood glucose value at a single point in time. Given the many factors that can affect blood glucose levels, excursions above and below the normal range often occur between these discrete measurement points in time. Because patients only have single-point data, they do not gain sufficient information to indicate the direction or rate of change in their blood glucose levels. Without the ability to determine whether their blood glucose level is rising, falling or holding constant, and the rate at which their blood glucose level is changing, the patient’s ability to effectively manage and maintain blood glucose levels within normal ranges is severely limited. Further, patients cannot test themselves during sleep, when the risk of hypoglycemia is significantly increased. In addition, existing technology generally limits patients’ ability to store their glucose data in servers or systems independent of the blood glucose meter.

The following graph shows the limited information provided by four single-point measurements during a single day using a traditional single-point finger stick device, compared to the data provided by our continuous sensor. The data presented in the graph is from a clinical trial we completed in 2003 with a continuous glucose monitoring system, where the patient was blinded to the continuous glucose data. The continuous data indicates that, even with four finger sticks in one day, the patient’s blood glucose levels were above the target range of 80-140 milligrams per deciliter (“mg/dl”) for a period of 13.5 hours.

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

We believe a market opportunity exists for a glucose monitoring system that provides continuous glucose information, including trends, and that is convenient and easy to use. Several companies have attempted to address the limitations of single-point finger stick devices by developing continuous glucose monitoring systems. To date, in addition to DexCom, we are aware of three other companies, Cygnus, Inc. (“Cygnus”), Medtronic, Inc. (“Medtronic”) and Abbott Diabetes Care, Inc. (“Abbott”), that have received approval from the FDA to market continuous glucose monitors. We believe that one of the products, originally developed and marketed by Cygnus, is no longer actively marketed. Abbott has discontinued selling its Freestyle Navigator glucose monitoring system in the United States; however, Abbott recently filed a clinical study for home use of the Navigator II system. In addition, we believe others are developing invasive and non-invasive continuous glucose monitoring systems, including Bayer Corporation (“Bayer”). Except for our SEVEN and SEVEN PLUS, we believe that none of the products that have received FDA approval are labeled for more than five days of use. We also believe that none of the products that have received FDA approval are labeled for use as a replacement for single-point finger stick devices.

The DexCom Solution

Our SEVEN PLUS system offers the following advantages to patients with diabetes:

•

Improved Outcomes. Data published in a peer-reviewed article based on our approval support trial for our first system demonstrated that patients using the system showed statistically significant improvements in maintaining their glucose levels within the target range when compared to patients relying solely on single-point finger stick measurements. Additional peer-review published data from our trial for the SEVEN demonstrated that patients with access to seven days of continuous glucose data statistically improved glucose control by further increasing their time spent with glucose levels in the target range, thereby reducing time spent in both hyperglycemic and hypoglycemic ranges. Peer-review published data from our repeated use trial demonstrated a statistically significant reduction in hemoglobin A1c levels, a measure of the average amount of glucose in the blood over the prior three months, in patients using our system compared to patients relying solely on single-point finger stick measurements. Finally, results of a major multicenter clinical trial funded by the Juvenile Diabetes Research Foundation demonstrated that patients with Type 1 diabetes who used continuous glucose monitoring devices to help manage their disease experienced significant improvements in glucose control.

•

Access to Real-Time Values, Trend Information and Alerts. At the push of a button, patients can view their current glucose value, along with a graphical display of one-, three-, six-, twelve- or twenty-

four-hour trend information. Without continuous monitoring, the patient is often unaware if his or her glucose is rising, declining or remaining constant. Access to continuous real-time glucose measurements provides patients with information that may aid in attaining better glucose control. Additionally, our SEVEN PLUS alerts patients when their glucose levels approach inappropriately high or low levels so that they may intervene.

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

Our Strategy

Our objective is to become the leading provider of continuous glucose monitoring systems and related products to enable people with diabetes to more effectively and conveniently manage their disease. We also seek to develop and commercialize products that integrate our continuous glucose monitoring technologies into the insulin pump delivery systems of Animas, Insulet, Roche and Tandem, respectively. In addition, we seek to design, develop and commercialize, in collaboration with Edwards, the GlucoClear, which is a blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital for the treatment of both diabetic and non-diabetic patients. To achieve these objectives, we are pursuing the following business strategies:

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

•

Drive the adoption of our ambulatory products through a direct sales and marketing effort. We have a small direct field sales force to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. To complement our sales efforts, we employ clinical specialists who will educate and provide clinical support to patients, and have entered into distribution arrangements that allow distributors to sell our SEVEN PLUS. We currently sell the SEVEN PLUS only in the United States and in portions of Europe and Israel, but plan to expand our sales elsewhere in the future.

•

Drive additional adoption through technology integration partnerships. We have development agreements with Animas, Insulet, Roche and Tandem to develop products that will integrate our ambulatory product technology into the Animas conventional insulin pump, the Insulet OmniPod System PDM, the Roche Accu-Chek System, and the Tandem t:slim system, as applicable, enabling the partner’s insulin pump or handheld to receive glucose readings from our transmitter and display this information on the pump’s screen or handheld device. We believe patients who have adopted continuous subcutaneous insulin infusion (“CSII”) are patients who more aggressively manage their diabetes and may be more inclined to utilize our continuous glucose monitoring systems.

•

Seek broad coverage policies and reimbursement for our products. Our approved products are not reimbursed by virtue of a national coverage decision by Medicare. As of February 2012, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. Many of these coverage policies, however, are restrictive in nature and require the patient to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. We have negotiated contracted rates with six of those third-party payors for the purchase of our products by their members. We currently employ in-house reimbursement expertise to assist patients in obtaining reimbursement from private third-party healthcare payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts.

•

Drive increased utilization and adoption of our products through a cloud-based data repository platform. Through our planned acquisition of Sweetspot Diabetes Care, we will have a software platform that enables our patients to aggregate and analyze data from numerous diabetes devices and share the data with their healthcare providers. We believe that by producing reports detailing metrics such as the patient’s glycemic variability that may be shared with physicians and caregivers will lead to better health outcomes, and we expect that as more patients adopt our system, that patients’ utilization of our sensors will increase.

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

Sensor Technology

The key enabling technologies for our sensors include biomaterials, membrane systems, electrochemistry and low power microelectronics. Our membrane technology consists of multiple polymer layers configured to selectively allow the appropriate mix of glucose and oxygen to travel through the membrane and react with a glucose specific enzyme to create an extremely low level electrical signal, measured in pico-amperes. This electrical signal is then translated into glucose values. We believe that the capability to measure very low levels of an electrical signal and to accurately translate those measurements into glucose values is also a unique and distinguishing feature of our technology. We have also developed technology to allow sensitive electronics to be packaged in a small, fully-contained, lightweight sealed unit that minimizes inconvenience and discomfort for the patient.

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

In March 2009, the Federal Communications Commission (“FCC”) established a bifurcated Medical Implant Communications System (“MICS”) band which requires device manufacturers whose products will operate in the main MICS band to either manufacture their devices using listen-before-transmit technology, or to transmit on a side band outside the main MICS band at lower power. Although the SEVEN PLUS does not comply with existing MICS band listen-before-transmit requirements, the FCC granted a waiver to allow us to continue marketing and operating our SEVEN PLUS through March 2013, which we believe will provide adequate time to design an alternative method of wireless communication.

Other Technology Applications

Additionally, we have gained our technology expertise by learning to design implants that can withstand the rigors of functioning within the human body for extended periods of time. In addition to the foreign body response, we have overcome other problems related to operating within the human body, such as device sealing, miniaturization, durability and sensor geometry. We believe that, over time, the expertise gained in overcoming these problems may support the development of additional products beyond glucose monitoring.

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

In-Hospital Product Line: GlucoClear

To address the in-hospital patient population, we entered into an exclusive agreement with Edwards to develop jointly and market a specific product platform for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for the critical care market. On October 30, 2009, we received CE Mark approval for our first generation GlucoClear, a blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital. In partnership with Edwards, we initiated a very limited launch of the GlucoClear in Europe in 2009. Together with Edwards, we are continuing to develop a second generation GlucoClear system, for which we plan to seek approval from the FDA.

Products in Development

We are leveraging our technology platform to enhance the capabilities of our current products and to develop additional continuous glucose monitoring products. We are completing additional clinical trials and will file an updated application seeking approval for our next generation ambulatory system. We expect our next generation system will further improve sensor reliability, comfort, stability and accuracy over the useful life of the sensor, and will be suited for large scale manufacturing. We also intend to seek approval for a pediatric indication (patients under 18 years of age) in the future.

In 2008, we entered into two separate development agreements, one with Animas and one with Insulet. In November 2011, we entered into a development agreement with Roche and in February 2012, we entered into a development agreement with Tandem. The purpose of each of these four development relationships is to integrate our technology into the insulin pump product offerings of the respective partner, enabling the partner’s insulin pump or handheld to receive glucose readings from our transmitter and display this information on the pump’s screen or handheld device.

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

Sales and Marketing

We have built a direct sales organization to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. To complement our direct sales efforts, we employ clinical specialists who help to educate patients on the benefits of continuous glucose monitoring and provide clinical support to endocrinologists, physicians and diabetes educators who prescribe our products. As of December 31, 2011, we employed approximately 72 direct sales personnel and clinical account specialists. We continue to improve our sales and marketing organization as necessary to support the commercialization of our products. We believe that referrals by physicians and diabetes educators, together with self-referrals by patients, have driven and will continue to drive adoption of our SEVEN PLUS. We directly market our products in the United States primarily to endocrinologists, physicians and diabetes educators. Although the number of diabetes patients is significant, the number of physicians and educators influencing these patients is relatively small. As of 2008, there were an estimated 4,000 clinical endocrinologists in the United States. As a result, we believe our direct, highly-specialized and focused sales organization is sufficient for us to support our sales efforts for the foreseeable future.

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

As a result, we may be unable to compete effectively against these companies or their products.

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

Manufacturing

We currently manufacture our devices at our headquarters in San Diego, California. These facilities have more than 8,000 square feet of laboratory space and approximately 12,000 square feet of controlled environment rooms. In February 2010, our facility was subject to a post-approval inspection by the FDA. After the close of the inspection, the FDA investigator issued a Form 483 identifying several inspectional observations. Subsequent to the inspection, we also received a warning letter from the FDA requiring us to file medical device reports (“MDRs”) in accordance with the MDR regulations for complaints involving sensor wire fractures underneath a patient’s skin. The warning letter also recommended that we add certain warnings and precautions statements to the labeling, patient education brochures, and our company website regarding the appropriate use of the SEVEN PLUS system, including that they are not approved for use in children under age 18, pregnant women, or persons on dialysis. In response to the warning letter and the Form 483 inspectional observations, we have taken corrective action to address the observations to achieve substantial compliance with the FDA regulatory requirements applicable to a commercial medical device manufacturer. In October 2010, we were subject to a follow-up site inspection by the FDA, and upon completion of that inspection, we were notified by the inspector that there were no Form 483 inspectional observations. We also received written notification dated November 1, 2010 from the FDA that we adequately addressed all issues cited in the warning letter.

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

We manufacture our SEVEN PLUS with components supplied by outside vendors and with parts manufactured by us internally. Key components that we manufacture internally include our wire-based sensors for our SEVEN PLUS. The remaining components and assemblies are purchased from outside vendors. We then assemble, test, package and ship the finished SEVEN PLUS systems, which include a reusable transmitter, a receiver, and disposable sensors.

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

Third Party Reimbursement

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the CMS in 2008 released Alpha-Numeric HCPCS codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed due to a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those patients covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices. As of February 2012, the seven largest private third-party payors, in terms of the number of covered lives, have issued policies for the category of continuous glucose monitoring devices allowing for coverage of these devices if certain conditions are met. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our SEVEN PLUS system by their members. Many of these coverage policies are restrictive in nature and require the patient to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. In addition, patients who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist patients in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create and liberalize coverage policies with third-party payors and expect to continue to do so throughout 2012. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, patients may not use them on a widespread basis.

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

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patent, copyright and other intellectual property laws, trade secrets, nondisclosure agreements and other measures to protect our proprietary rights. As of February 2012, we had obtained 91 issued U.S. patents, and had 240 additional U.S. patent applications pending. We believe it will take up to five years, and possibly longer, for these pending U.S. patent applications to result in issued patents. As of February 2012, we have 3 international applications filed under the Patent Cooperation Treaty, 5 granted European patents, 59 European patent applications pending, 6 granted Japanese patents, 9 Japanese patent applications pending, 16 registered U.S. trademarks, 5 pending U.S. trademark applications, 12 registered European trademarks, and 3 registered Japanese trademarks. Our patents begin expiring in 2017.

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

We are currently engaged in patent litigation with Abbott as further described in “Item 3. Legal Proceedings” of this Annual Report. In connection with this litigation each of Abbott’s seven patents that are the subject of the litigation have one or more associated reexamination requests in various stages at the U.S. Patent and Trademark Office (the “Patent Office”). The court has granted a stay of litigation pending completion of the reexamination process. The Board of Patent Appeals and Interferences within the Patent Office (the “Board”) has rendered decisions on the appeals related to the reexaminations of two of the patents. Abbott has appealed the decisions of final rejection to the Federal Circuit, the cases have been consolidated and certain briefs have been filed by Abbott, the Patent Office and DexCom. Five patents are currently undergoing reexamination at the Patent Office.

In addition, since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed 32 reexamination requests seeking to invalidate thirty of our patents. Twelve of the 32 reexamination requests are in various stages at the Patent Office, and 20 have been issued a Certificate of Reexamination. We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid. Additionally, Abbott has filed an Opposition to three of our European patents.

Although it is our position that Abbott’s assertions of infringement have no merit, and that the potential interference, reexamination requests and opposition requests have no merit, the outcome of the litigation, and interference, reexamination or opposition requests cannot be assessed currently with certainty. We may not successfully defend ourselves against the claims made by Abbott, and we may not prevail in the litigation. If Abbott were to successfully seek an injunction, it could force us to stop making, using, selling or offering to sell our products. The technology at issue in our litigation with Abbott is currently used in our products, including our SEVEN PLUS, which is our only ambulatory product that is approved for commercial sale, and the GlucoClear, our blood-based in-vivo automated glucose monitoring system for in-hospital use. If we were forced to stop selling these products either as a result of an unfavorable outcome in the litigation or in connection with the grant of an injunction, our business and prospects would suffer. In addition, defending against this action, including any injunction action, could have a number of harmful effects on our business regardless of the final outcome of such litigation. For example, we have incurred, and expect to continue to incur significant costs in defending the action.

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

Government Regulation

Our products are medical devices subject to extensive and ongoing regulation by the FDA and regulatory bodies in other countries. The Federal Food, Drug and Cosmetic Act (“FDCA”) and the FDA’s implementing regulations govern product design and development, pre-clinical and clinical testing, pre-market clearance or approval, establishment registration and product listing, product manufacturing, product labeling, product storage, advertising and promotion, product sales, distribution, recalls and field actions, servicing and post-market clinical surveillance.

FDA Regulation

Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance or prior approval from the FDA through the premarket approval (“PMA”) process. Our SEVEN PLUS system is classified by the FDA as a PMA medical device. The FDA classifies medical devices into one of three classes. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are subject to general controls such as labeling, pre-market notification, and adherence to the FDA’s Quality System Regulation (“QSR”). Class II devices are subject to special controls such as performance standards, post-market surveillance, FDA guidelines, or particularized labeling, as well as general controls. Some Class I and Class II devices are exempted by regulation from the pre-market notification (i.e., 510(k) clearance) requirement, and/or the requirement of compliance with substantially all of FDA’s manufacturing requirements, known as the QSR. Some devices are placed in Class III, which requires approval of a PMA application, if they are deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or certain implantable devices, or to be “not substantially equivalent” either to a previously 510(k) cleared device or to a “preamendment” Class III device in commercial distribution before May 28, 1976 for which PMA applications have not been required.

Our SEVEN PLUS has been classified as a device requiring PMA approval. A PMA application must be supported by valid scientific evidence, which typically requires extensive data, including technical, pre-clinical, clinical, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device. A PMA application also must include a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling. After a PMA application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA. In addition, the FDA generally will conduct a pre-approval inspection of the manufacturing facility to evaluate compliance with QSR, which requires manufacturers to implement and follow design, testing, control, documentation and other quality assurance procedures. In February 2010, our facility was subject to a post-approval inspection by FDA. After the close of the inspection, the FDA investigator issued a Form 483 identifying several inspectional observations. Subsequent to the inspection, we also received a warning letter from the FDA requiring us to file MDRs in accordance with the MDR regulations for complaints involving sensor wire fractures underneath a patient’s skin. The warning letter also recommended that we add certain warnings and precautions statements to the labeling, patient education brochures, and our company website regarding the appropriate use of the SEVEN PLUS system, including that they are not approved for use in children under age 18, pregnant women, or persons on dialysis. In response to the warning letter and the Form 483 inspectional observations, we have taken corrective action to address the observations to achieve substantial compliance with the FDA regulatory requirements applicable to a commercial medical device manufacturer. In October 2010, we were subject to a follow-up site inspection by the FDA, and upon completion of that inspection, we were notified by the inspector that there were no Form 483 inspectional observations. We also received written notification dated November 1, 2010 from the FDA that we adequately addressed all issues cited in the warning letter.

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

Clinical trials are almost always required to support a PMA application and are sometimes required for a 510(k) clearance. These trials generally require submission of an application for an investigational device exemption (“IDE”) to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for abbreviated IDE requirements. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by appropriate institutional review boards at the clinical trial sites. The FDA’s approval of an IDE allows clinical testing to go forward, but does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria. All clinical trials must be conducted in accordance with the FDA’s IDE regulations, which govern investigational device labeling, prohibit promotion, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA’s regulations for institutional review board approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product. The commencement or completion of any of our clinical trials may be delayed or halted, or be inadequate to support approval of a PMA application, for numerous reasons, including, but not limited to, the following:

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

We and our contract manufacturers, specification developers, and some suppliers of components or device accessories, are also required to manufacture our products in compliance with current Good Manufacturing Practice (“GMP”) requirements set forth in the QSR. The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and includes extensive requirements with respect to quality management and organization, device design, buildings, equipment, purchase and handling of components or services, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping. The FDA evaluates compliance with the QSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. If the FDA believes we or any of our contract manufacturers or regulated suppliers are not in compliance with these requirements, it can shut down our manufacturing operations, require recall of our products, refuse to approve new marketing applications, institute legal proceedings to detain or seize products, enjoin future violations, or assess civil and criminal penalties against us or our officers or other employees. Any such action by the FDA would have a material adverse effect on our business. We may be unable to comply with all applicable FDA regulations.

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

HIPAA. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

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

Employees

As of December 31, 2011, we had 502 full-time employees and 118 contract and temporary employees. Approximately 104 employees are engaged in research and development, clinical, regulatory and quality assurance, 169 in manufacturing and 229 in selling, general and administrative functions. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good.

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

We expect that sales of our SEVEN PLUS, which consists of a handheld receiver, reusable transmitter and disposable sensor, will account for substantially all of our product revenue for the foreseeable future. From inception through December 31, 2011, product revenues total approximately $139.0 million. We have relatively limited experience in selling our products and we might be unable to successfully expand the commercialization of our products on a wide scale for a number of reasons, including:

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

We have incurred net losses in each year since our inception in May 1999, including a net loss of $44.7 million for the twelve months ended December 31, 2011. As of December 31, 2011, we had an accumulated deficit of $391.1 million. We have financed our operations primarily through private placements of our equity and debt securities and our public offerings, and have devoted a substantial portion of our resources to research and development relating to our continuous glucose monitoring systems, including our in-hospital product development, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of the SEVEN PLUS. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products, including our next generation sensor, sensor augmented insulin pump collaborations, and the GlucoClear. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public healthcare and medical device companies. As a result, we expect to continue to incur significant operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

Current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on worldwide economic conditions, which have been adversely impacted by the global macroeconomic downturn, high unemployment rates, ongoing volatility and concerns over the downgrade of U.S. sovereign debt and continued sovereign debt uncertainties in Europe and other foreign countries. These conditions have and may continue to make it difficult for our customers and potential customers to afford our products, and could cause our customers to stop using our products or to use them less frequently. If that were to occur, we would experience a decrease in revenue and our performance would be negatively impacted. In addition, the pressure on consumers to absorb more of their own health care costs has resulted in some cases in higher deductibles and limits on durable medical equipment, which may cause seasonality in purchasing patterns. Furthermore, during economic uncertainty, our customers have experienced job losses and may continue to experience issues gaining timely access to sufficient health insurance or credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our financial condition and operating results.

We may require additional funding to continue the commercialization of our SEVEN PLUS or the development and commercialization of our next generation and other continuous glucose monitoring systems, including the GlucoClear and our sensor augmented insulin pump systems developed in collaboration with Animas, Insulet, Roche, and Tandem.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our GlucoClear in-hospital system as well as our next generation ambulatory continuous glucose monitoring sensors and systems. For the twelve months ended December 31, 2011, our net cash used in operating activities was $30.1 million, compared to $42.7 million for the same period in 2010, and as of December 31, 2011, we had working capital of $89.7 million comprised of $82.9 million in cash, cash equivalents and short-term marketable securities, and includes $0.9 million in restricted cash. We expect that our cash used by operations will increase significantly in each of the next several years, and, although we recently completed a follow-on public offering of 4,700,000 shares of our common stock for net proceeds to the company of approximately $71.2 million, we may need additional funds to continue the commercialization of our products and for the development and commercialization of our next generation sensors and systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

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

We may face risks associated with acquisitions of companies, products and technologies and our business could be harmed if we are unable to address these risks.

If we are presented with appropriate opportunities, we intend to acquire or make other investments in complementary companies, products or technologies. On February 21, 2012, we entered into an Agreement and Plan of Merger with Swoosh Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of DexCom, SweetSpot Diabetes Care, Inc., a Delaware corporation (“SweetSpot”), and the representative of the stockholders of SweetSpot. Pursuant to the Merger Agreement, DexCom will acquire SweetSpot through a reverse triangular merger in which Swoosh Acquisition Corp. is merged with and into SweetSpot, with SweetSpot surviving as a wholly-owned subsidiary of DexCom. The closing of the Merger is subject to the satisfaction or waiver of certain conditions customary for transactions of this type, and there can be no assurances that the Merger will close. We may not realize the anticipated benefit of the SweetSpot acquisition or any future acquisition, or the realization of the anticipated may require greater expenditures than anticipated by us. We will likely face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of the operations and services of SweetSpot or any other acquired company, integration of acquired technology with our products, diversion of our management’s attention from other business concerns, the potential loss of key employees or customers of the acquired businesses and impairment charges if future acquisitions are not as successful as we originally anticipate. If we fail to successfully integrate SweetSpot or any other companies, products or technologies that we acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing shareholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets.

If we are unable to continue the development of an adequate sales and marketing organization, or if our direct sales organization is not successful, we may have difficulty achieving market awareness and selling our products.

To achieve commercial success for the SEVEN PLUS and our future products, we must continue to develop and grow our sales and marketing organization and enter into partnerships or other arrangements to market and sell our products. We currently employ a small direct sales force to market our products in the United States. In the United States, our sales force calls directly on healthcare providers and patients throughout the country to initiate sales of our products. Our sales organization competes with the experienced, larger and well-funded marketing and sales operations of our competitors. During 2011, we completed a modest increase in the size of our sales force, and may not be able to successfully manage our increasingly dispersed sales force, or increase our product sales in the new territories. We have also entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. Our U.S. distribution partnerships are focused on accessing underrepresented regions and, in some instances, third-party payors that contract exclusively with distributors. Our European distribution partners call directly on healthcare providers to market and sell our products in Europe. Because of the competition for their services, we may be unable to partner with or retain additional qualified distributors. Further, we may not be able to enter into agreements with distributors on commercially reasonable terms, if at all.

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

We have entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. We have entered into a distribution agreement with RGH Enterprises, Inc. (“Edgepark”) as amended, pursuant to which we generated approximately 20% of our total revenue during the twelve months ended December 31, 2011. There can be no assurances that this relationship will continue or that we will be able to maintain this volume of sales from this relationship in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. Additionally, to the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States or Europe, our product margins could be lower than if we directly marketed and sold our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and patients in Europe will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.

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

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although CMS in 2008 released Alpha-Numeric HCPCS codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those patients covered by third-party payors that have adopted policies for continuous glucose monitoring devices allowing for coverage of these devices if certain conditions are met. As of February 2012, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our products by their members. However, patients without insurance that covers our products will have to bear the financial cost of them. In the United States, patients using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will be substantially dependent on whether third-party reimbursement is widely available for patients that use them. While many third-party payors have adopted some form of coverage policy on continuous glucose monitoring devices, those coverage policies frequently require significant medical documentation in order for patients to obtain reimbursement, and as a result, we have experienced difficulty in improving the efficiency of our customer service group. In addition, Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain additional reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as requiring prospective reimbursement and second opinions, purchasing in groups, or redesigning benefits. Furthermore, we are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our initial dependence on the commercial success of the SEVEN PLUS makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the SEVEN PLUS, patients may not use our products.

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

We may never receive FDA approval or clearance to market our next generation ambulatory system, the Sweetspot software platform or the GlucoClear, our blood-based in-vivo automated glucose monitoring system, or any other continuous glucose monitoring system under development.

Our SEVEN PLUS systems are classified by the FDA as premarket approval (“PMA”) medical devices. We are continuing to seek approval for the next generation of our ambulatory system, and have completed clinical trials and are preparing to file an application seeking approval from the FDA for our next generation product. The PMA process requires us to prove the safety and efficacy of our ambulatory system to the FDA’s satisfaction. This process can be expensive, prolonged and uncertain, requires detailed and comprehensive scientific and human clinical data, and may never result in the FDA granting a PMA. We cannot predict when, if ever, the next generation of our ambulatory system will obtain FDA approval.

We also intend to seek approvals for the products that integrate our continuous glucose monitoring technology into the insulin delivery systems of Animas, Insulet, Roche and Tandem, respectively, but cannot predict when, if ever, those products will be approved. If our acquisition of SweetSpot is consumated, we intend to seek approvals for certain changes and modifications to SweetSpot’s existing software platform, but cannot predict when, if ever, those changes and modifications will be approved.

In addition, we are continuing to develop the second generation GlucoClear product with Edwards and will together seek 510(k) clearance from the FDA. The 510(k) process would require us to establish (including through pre-clinical testing, bench testing, and/or potentially clinical data) that our GlucoClear system is substantially equivalent in terms of indication, technological characteristics, and performance to one or more legally marketed devices eligible to be cited as predicates in the 510(k) process. We cannot predict whether the FDA will classify the GlucoClear as a 510(k) product, nor can we predict when, if ever, the GlucoClear will obtain FDA clearance or approval.

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

Even if approved or cleared by the FDA, the next generation of our ambulatory system, Sweetspot, the GlucoClear, or any other continuous glucose monitoring system under development, may not be approved or cleared for the indications that are necessary or desirable for successful commercialization. We may not obtain the necessary regulatory approvals or clearances to market these continuous glucose monitoring systems in the United States. Any delay in, or failure to receive or maintain, approval or clearance for the next generation of our ambulatory system or the GlucoClear, could prevent us from generating revenue from these products or achieving profitability.

If we are unable to successfully complete the pre-clinical studies or clinical trials necessary to support additional PMA or 510(k) applications, we may be unable to commercialize our continuous glucose monitoring systems under development, including our next generation ambulatory system, our GlucoClear system or our systems being developed in collaboration with Animas, Insulet, Roche and Tandem, which could impair our financial position.

We are continuing to seek approval for our next generation ambulatory system, and are completing clinical trials in support of that application. We also intend to seek approvals for the products that integrate our continuous glucose monitoring technology into the insulin delivery systems of Animas, Insulet, Roche and Tandem, respectively. In addition, we will seek 510(k) clearance from the FDA for future GlucoClear products. The GlucoClear may ultimately be classified by the FDA as either a 510(k) or PMA product, and we may consequently be requested to provide additional data in support of the GlucoClear application.

To support these and any future additional PMA or 510(k) applications we must successfully complete pre-clinical studies, bench-testing, and clinical trials that we believe will demonstrate that the product is safe and effective. Product development, including pre-clinical studies and clinical trials, is a long, expensive and uncertain process and is subject to delays and failure at any stage. Furthermore, the data obtained from the studies and trials may be inadequate to support approval of a PMA or 510(k) application and the FDA may request additional clinical data in support of those applications, which may result in significant additional clinical expenses and may delay product approvals. While we have in the past obtained, and may in the future obtain, an Investigational Device Exemption (“IDE”) prior to commencing clinical trials for our continuous glucose monitoring systems, FDA approval of an IDE application permitting us to conduct testing does not mean that the FDA will consider the data gathered in the trial to be sufficient to support approval of a PMA or 510(k) application, even if the trial’s intended safety and efficacy endpoints are achieved. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including 510(k) submissions, by hiring new investigators and increasing the frequency and scope of its inspections of manufacturing facilities. In January 2011, the FDA announced that it will, in the course of 2011, endeavor to streamline its 510(k) review process and the FDA’s Center for Devices and Radiological Health (“CDRH”) issued an implementation plan containing 25 specific actions to be implemented in 2011 relating to the 510(k) review process and associated administrative matters. The CDRH also deferred action on several other initiatives, including the creation of a new class of devices that would be subject to heightened review processes, until the Institute of Medicine issues a related report on the 510(k) regulatory process, which was released in late July 2011. The FDA recently issued draft guidance that, if finalized and implemented, will result in manufacturers needing to seek a significant number of new clearances for changes made to legally marketed devices, which could complicate the product approval process, although we cannot predict the effect of such procedural changes and cannot ascertain if such changes will have a substantive impact on the approval of our products. If we fail to adequately respond to the increased scrutiny and new 510(k) submission process and associated matters, our business may be adversely impacted.

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

The commencement or completion of any of our clinical trials may be delayed or halted, or be inadequate to support approval of a PMA or 510(k) application, for numerous reasons, including, but not limited to, the following:

•	the FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;

•	patients do not enroll in clinical trials at the rate we expect;

•	patients do not comply with trial protocols;

•	patient follow-up does not occur at the rate we expect;

•	patients experience adverse side effects;

•	patients die during a clinical trial, even though their death may not be related to our products;

•	institutional review boards (“IRBs”) and third-party clinical investigators may delay or reject our trial protocol;

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

We currently have limited resources, facilities and experience in commercially manufacturing sufficient quantities of product to meet expected demand. In the past, we have had difficulty scaling our manufacturing operations to provide a sufficient supply of product to support our commercialization efforts. From time to time, we have also experienced brief periods of backorder and, at times, have had to limit the efforts of our sales force to introduce our products to new customers. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. We have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts, however, there can be no assurances that supply will not be constrained in the future. In order to produce our products in the quantities we anticipate will be necessary to meet market demand, we will need to increase our manufacturing capacity by a significant factor over the current level. In addition, we will have to modify our manufacturing design and process if and when our next generation sensor technologies are approved and commercialized. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, materials procurement, manufacturing site expansion, problems with production yields and quality control and assurance. Developing commercial-scale manufacturing facilities will require the investment of substantial additional funds and the hiring and retention of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience. Also, the scaling of manufacturing capacity is subject to numerous risks and uncertainties, and may lead to variability in product quality or reliability, increased construction timelines, as well as resources required to design, install and maintain manufacturing equipment, among others, all of which can lead to unexpected delays in manufacturing output. In addition, any changes to our manufacturing processes may require FDA submission and approval and our facilities may have to undergo additional inspections by the FDA and corresponding state agencies. We may be unable to develop and expand our manufacturing process and operations or obtain FDA and state agency approval of our facilities in a timely manner or at all. If we are unable to manufacture a sufficient supply of our current products or any future products for which we may receive approval, maintain control over expenses or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand and our business will suffer.

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

We rely on Flextronics International, Ltd. (“Flextronics”) to manufacture and supply circuit boards for our receiver; we rely on ON Semiconductor Corp. to manufacture and supply the application specific integrated circuit (“ASIC”) that is incorporated into the transmitter; we rely on DSM PTG, Inc. to manufacture certain polymers used to synthesize our polymeric biointerface membranes for our products; and we rely on The Tech Group to supply our injection molded components. Each of these suppliers is a single-source supplier. In some cases, our agreements with these and our other suppliers can be terminated by either party upon short notice. Our contract manufacturers also rely on single-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Some of our single source suppliers, including Flextronics, are shifting their manufacturing and assembly sites to China and other international locations, which sites may require additional FDA approval and inspection. Should any such FDA approval be delayed, or such inspection require corrective action, our supply of critical components may be constrained or unavailable. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

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

Any product for which we obtain marketing approval will be subject to continual review and periodic inspections by the FDA and other regulatory bodies, which may include inspection of our manufacturing processes, post-approval clinical data and promotional activities for such product. The FDA’s medical device reporting (“MDR”) regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury. We and our suppliers are also required to comply with the FDA’s Quality System Regulation (“QSR”) and other regulations, which cover the methods and documentation of the design, testing, production, control, selection and oversight of suppliers or contractors, quality assurance, labeling, packaging, storage, complaint handling, shipping and servicing of our products. The FDA enforces the QSR through unannounced inspections. We currently manufacture our devices at our headquarters facilities in San Diego, California. In these facilities we have more than 8,000 square feet of laboratory space and approximately 12,000 square feet of controlled environment rooms. In February 2010, our facility was subject to a post-approval inspection by the FDA. After the close of the inspection, the FDA investigator issued a Form 483 identifying several inspectional observations. Subsequent to the inspection, we also received a warning letter from the FDA requiring us to file MDRs in accordance with the MDR regulations for complaints involving sensor wire fractures underneath a patient’s skin. The warning letter also recommended that we add certain warnings and precautions statements to the labeling, patient education brochures, and our company website regarding the appropriate use of the SEVEN PLUS system, including that they are not approved for use in children under age 18, pregnant women, or persons on dialysis. In response to the warning letter and the Form 483 inspectional observations, we have taken corrective action to address the observations to achieve substantial compliance with the FDA regulatory requirements applicable to a commercial medical device manufacturer. In October 2010, we were subject to a follow-up site inspection by the FDA, and upon completion of that inspection, we were notified by the inspector that there were no Form 483 inspectional observations. We also received written notification dated November 1, 2010 from the FDA that we adequately addressed all issues cited in the warning letter.

In March 2009, the Federal Communications Commission (“FCC”) established a bifurcated Medical Implant Communications System (“MICS”) band which requires device manufacturers whose products will operate in the main MICS band to either manufacture their devices using listen-before-transmit technology, or to transmit on a side band outside the main MICS band at lower power. Although the SEVEN PLUS does not comply with existing MICS band listen-before-transmit requirements, the FCC granted a waiver to allow us to continue marketing and operating our SEVEN PLUS through March 2013, which we believe will provide adequate time to design an alternative method of wireless communication.

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

As further described in Part II, Item 1 “Legal Proceedings” of this annual report, Abbott has filed a patent infringement lawsuit against us, claiming that our continuous glucose monitor infringes certain patents held by Abbott. We have requested, and the Patent Office has granted, reexamination of each of the patents cited in this lawsuit. On September 30, 2007, the court granted our motion to stay the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against us.

In connection with this litigation, five of Abbott’s seven patents that are the subject of the litigation have one or more associated reexamination requests in various stages at the Patent Office. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, canceling claims and/or seeking to add new claims. Regarding the remaining two patents, Abbott has appealed the decisions of final rejection to the Federal Circuit, the cases have been consolidated and certain briefs have been filed by Abbott, the Patent Office and DexCom. Since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If an interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed 32 reexamination requests seeking to invalidate 30 of our patents in the Patent Office. Twelve of the 32 reexamination requests are in various stages at the Patent Office and 20 have been issued a Certificate of Reexamination. We have filed responses with the

Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid, which could have a significant impact on our ability to protect aspects of our technology.

Although it is our position that Abbott’s assertions of infringement have no merit, and that the potential interference, reexamination and opposition requests have no merit, the outcome of the litigation and interference, reexamination or opposition requests cannot be assessed currently with any certainty. We may not successfully defend ourselves against the claims made by Abbott or prevail in the litigation. Subject to the stay of litigation, if Abbott were to seek and obtain a preliminary or permanent injunction, it could force us to stop making, using, selling or offering to sell our products. The technology at issue in our litigation with Abbott is currently used in our products, including SEVEN PLUS, our only current ambulatory product that is approved for commercial sale, and our GlucoClear system for in-hospital use. If we were forced to stop selling these products, our business and prospects would suffer. In addition, defending against this action could have a number of harmful effects on our business, including those discussed in the following risk factor, regardless of the final outcome of such litigation. For example, we have incurred, and expect to continue to incur, significant costs in defending the action.

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

Any infringement or misappropriation claim, including the claim brought by Abbott, could cause us to incur significant costs, place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to infringe, we could be prohibited from selling our product that is found to infringe unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain a license on terms acceptable to us, if at all, and we may not be able to redesign our products to avoid infringement. Even if we are able to redesign our products to avoid an infringement claim, we may not receive FDA approval for such changes in a timely manner or at all. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, selling or offering to sell one or more of our products, or could enter an order mandating that we undertake certain remedial activities. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.

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

Our success and our ability to compete are dependent, in part, upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, copyright and trademark law, and trade secrets and nondisclosure agreements to protect our intellectual property. However, such methods may not be adequate to protect us or permit us to gain or maintain a competitive advantage. Our patent applications may not issue as patents in a form that will be advantageous to us, or at all. Our issued patents, and those that may issue in the future, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products. In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the Patent Office, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011 the U.S. enacted sweeping changes to the U.S. patent system under the Leahy-Smith America Invents Act, including changes that would transition the U.S. from a “first-to-invent” system to a “first to file” system and alter the processes for challenging issued patents. These changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

The market for glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In selling the SEVEN PLUS, we compete directly with Roche Diabetes Care, a division of Roche Diagnostics; LifeScan, Inc., a division of Johnson & Johnson; the MediSense and TheraSense divisions of Abbott Laboratories; and Bayer Corporation, each of which manufactures and markets products for the single-point finger stick device market. Collectively, these companies currently account for substantially all of the worldwide sales of self-monitored glucose testing systems. Several companies are developing or marketing short-term continuous glucose monitoring products that will compete directly with our products. To date, in addition to us, three other companies, Cygnus, Medtronic and Abbott, have received approval from the FDA to market continuous glucose monitors. We believe that one of the products, originally developed and marketed by Cygnus, is no longer actively marketed. Abbott has discontinued selling its Freestyle Navigator glucose monitoring system in the United States; however, Abbott recently filed a clinical study for home use of the Navigator II system. In addition, we believe that others, including Bayer, are developing invasive and non-invasive continuous glucose monitoring systems. Most of the companies developing or marketing competing devices are publicly traded or divisions of publicly-traded companies, and these companies possess several competitive advantages, including:

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

On November 10, 2008, we entered into a Collaboration Agreement with Edwards pursuant to which we have agreed to develop jointly and to market the GlucoClear, a blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital. Under the Collaboration Agreement, we expect to receive payments for various milestones related to regulatory approvals and commercial readiness of the product. In addition, we also expect to receive either a profit-sharing payment of 10% of the products’ gross profits, or a royalty of 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license to our intellectual property that relates to blood-based glucose sensors in the critical care sector of the hospital market. However, this collaboration may not result in the development of products that achieve regulatory approval in the United States or commercial success, which would result in various penalties to us under the Collaboration Agreement, up to and including delay or loss of some or all of our milestone payments and rights to any profit-sharing or royalties. On October 30, 2009, we received CE Mark approval for the first generation GlucoClear that we developed in collaboration with Edwards. Although Edwards commenced market evaluations during 2009, this product did not generate significant revenue during 2010 or 2011 and we do not expect this product to generate significant revenue during 2012. Together with Edwards, we are continuing development of the second generation GlucoClear product, and we will seek 510(k) clearance from the FDA for this future GlucoClear system. We cannot predict whether the FDA will classify the GlucoClear as a 510(k) or PMA product, nor can we predict when, if ever, the GlucoClear will obtain FDA clearance or approval.

We enter into collaborations with third parties that may not result in the development of commercially viable products or the generation of significant future revenues.

In the ordinary course of our business, we enter into collaborative arrangements to develop new products and to pursue new markets, such as our agreements with Animas, Insulet, Roche and Tandem, to integrate our continuous glucose monitoring technology into their respective insulin delivery systems. We have also entered into an OUS Commercialization Agreement, as amended, with Animas pursuant to which Animas retains the exclusive right to develop and market outside the United States an ambulatory insulin pump that is combined with our continuous glucose monitoring technology which has been branded the Vibe. In May 2011, we, together with Animas, received CE Mark certification for the Vibe, allowing it to be marketed in the countries that recognize CE Mark approval. Many of the companies that we collaborate with are also competitors or potential competitors who may decide to terminate our collaborative arrangement. In the event of such a termination, we may be required to devote additional resources to product development and commercialization, may need to cancel some development programs and may face increased competition. These collaborations may not result in the development of products that achieve commercial success and could be terminated prior to developing any products. Accordingly, we cannot assure you that any of our collaborations will result in the successful development of a commercially viable product or result in significant additional future revenues. In addition, our development timelines are highly dependent on our ability to achieve clinical endpoints and regulatory requirements and to overcome technology challenges, and may be delayed due to scheduling issues with patients and investigators, requests from institutional review boards, product performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, the FDA may not approve the combined products or may require additional product testing and clinical trials before approving the combined products, which would result in product launch delays and additional expense. If approved by the FDA, the combined products may not achieve acceptance in the marketplace by physicians and patients.

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

Many laws and regulations, notably those adopted in connection with the Sarbanes-Oxley Act of 2002 by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act, new SEC regulations and the NASDAQ Stock Market, impose obligations on public companies, such as ours, which have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. Compliance with these laws and regulations, including enhanced new disclosures has required and will continue to require substantial management time and oversight and requires us to incur significant additional accounting and legal costs. The effects of new laws and regulations remain unclear and will likely require substantial management time and oversight and require us to incur significant additional accounting and legal costs. Additionally, changes to existing accounting rules or standards, such as the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”), may adversely impact our reported financial results and business, and may further require us to incur greater accounting fees.

Valuation of share-based payments, which we are required to perform for purposes of recording compensation expense under authoritative guidance for share-based payment, involves significant assumptions that are subject to change and difficult to predict.

We record compensation expense in the consolidated statement of operations for share-based payments, such as employee stock options, using the fair value method. The requirements of the authoritative guidance for share-based payment have and will continue to have a material effect on our future financial results reported under U.S. generally accepted accounting principles (“GAAP”) and make it difficult for us to accurately predict the impact on our future financial results.

For instance, estimating the fair value of share-based payments is highly dependent on assumptions regarding the future exercise behavior of our employees and changes in our stock price. Our share-based payments have characteristics significantly different from those of freely traded options, and changes to the subjective input assumptions of our share-based payment valuation models can materially change our estimates of the fair values of our share-based payments. In addition, the actual values realized upon the exercise, expiration, early termination or forfeiture of share-based payments might be significantly different than our estimates of the fair values of those awards as determined at the date of grant. Moreover, we rely on third parties that supply us with information or help us perform certain calculations that we employ to estimate the fair value of share-based payments. If any of these parties do not perform as expected or make errors, we may inaccurately calculate actual or estimated compensation expense for share-based payments.

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

Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future. Since January 1, 2011, the closing price of our common stock on the NASDAQ Global Market has been as high as $16.72 per share and as low as $6.91 per share.

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

We maintain our headquarters in San Diego, California in two leased facilities of approximately 102,844 square feet, which includes our laboratory, research and development, manufacturing and general administration functions. The lease for these facilities expires in 2016. We have the right to extend the term of this lease for one period of five years. During 2010, we also maintained a third facility in San Diego, California, which was located at our former headquarters. The lease for this facility expired in 2011. In February 2010, our facility was subject to a post-approval inspection by the FDA. After the close of the inspection, the FDA inspector issued a Form 483 identifying several inspectional observations. Subsequent to the inspection, we also received a warning letter from the FDA requiring us to file MDRs in accordance with the MDR regulations for complaints involving sensor wire fractures underneath a patient’s skin. The warning letter also recommended that we add certain warnings and precautions statements to the labeling, patient education brochures, and our company website regarding the appropriate use of the SEVEN and SEVEN PLUS Systems, including that they are not approved for use in children under age 18, pregnant women, or persons on dialysis. In response to the warning letter and the Form 483 inspectional observations, we have taken corrective action to address the observations to achieve substantial compliance with the FDA regulatory requirements applicable to a commercial medical device manufacturer. In October 2010, we were subject to a follow-up site inspection by the FDA, and upon completion of that inspection, we were notified by the inspector that there were no Form 483 inspectional observations. We also received written notification dated November 1, 2010 from the FDA that we adequately addressed all issues cited in the warning letter. We believe that our existing facilities are adequate to meet our needs for the foreseeable future, and that suitable additional space will be available in the future on commercially reasonably terms as needed.

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

In connection with this litigation five of Abbott’s seven patents that are the subject of the litigation have one or more associated reexamination requests in various stages at the Patent Office. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, canceling claims and/or seeking to add new claims. Regarding the remaining two patents, Abbott has appealed the decisions of final rejection to the Federal Circuit, the cases have been consolidated and certain briefs have been filed by Abbott, the Patent Office and DexCom.

In addition, since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed 32 reexamination requests seeking to invalidate 30 of our patents. Twelve of the 32 reexamination requests are in various stages at the Patent Office, and 20 have been issued a Certificate of Reexamination. We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid. Additionally, Abbott has filed an Opposition to three of our European patents.

Although it is our position that Abbott’s assertions of infringement have no merit, and that the potential interference, reexamination requests and oppositions have no merit, neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation, potential interference, reexamination requests or oppositions can be assessed, and as of December 31, 2011, no amounts have been accrued.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

DexCom’s common stock is traded on the NASDAQ Global Select Market under the symbol “DXCM.” As of February 21, 2012, there were approximately 81 stockholders of record, excluding stockholders whose shares were held in nominee or street name by brokers. We have not paid any cash dividends and do not currently have plans to do so in the foreseeable future.

The following table sets forth the high and low intraday sales price per share for DexCom’s common stock for the periods indicated:

	High	Low
Year Ended December 31, 2011
First Quarter	$16.06	$13.00
Second Quarter	$16.91	$12.90
Third Quarter	$15.77	$9.83
Fourth Quarter	$12.43	$6.75

	High	Low
Year Ended December 31, 2010
First Quarter	$10.95	$8.21
Second Quarter	$12.02	$8.92
Third Quarter	$14.18	$10.68
Fourth Quarter	$14.47	$9.91

Neither we nor any affiliated purchaser repurchased any of our equity securities in fiscal year 2011.

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated statements of operations data for the years ended December 31, 2011, 2010, and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The statements of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from our audited financial statements not included in this annual report. The following selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and related notes to those statements included elsewhere in this annual report.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Product revenue	$65,910	$40,175	$18,036	$8,108	$4,627
Development grant and other revenue	10,356	8,456	11,657	1,730	0

Total revenue	76,266	48,631	29,693	9,838	4,627
Product cost of sales	36,628	26,104	18,216	13,383	12,736
Development and other cost of sales	3,794	4,084	7,816	1,984	0

Total cost of sales	40,422	30,188	26,032	15,367	12,736

Gross profit (deficit)	35,844	18,443	3,661	(5,529)	(8,109)
Operating expenses:
Research and development	30,747	23,227	14,294	19,629	16,131
Selling, general and administrative	49,940	40,506	35,200	27,669	22,436

Total operating expenses	80,687	63,733	49,494	47,298	38,567

Operating loss	(44,843)	(45,290)	(45,833)	(52,827)	(46,676)
Other income	1	63	0	34	0
Interest income	107	95	354	1,220	3,782
Interest expense	(11)	(1,548)	(8,045)	(7,283)	(5,560)
Loss on debt extinguishment upon conversion of convertible debt	0	(8,490)	0	0	0

Net loss	$(44,746)	$(55,170)	$(53,524)	$(58,856)	$(48,454)

Basic and diluted net loss per share attributable to common stockholders(1)	$(0.68)	$(0.97)	$(1.21)	$(2.00)	$(1.71)

Shares used to compute basic and diluted net loss per share attributable to common stockholders(1)	65,564	56,881	44,347	29,487	28,313

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$81,911	$47,113	$28,016	$27,068	$64,323
Working capital	89,669	50,232	18,124	17,062	58,844
Total assets	120,475	77,164	46,948	43,882	76,388
Long term obligations	1,244	1,042	46,597	48,354	38,009
Total stockholders’ equity (deficit)	104,490	60,993	(18,445)	(19,468)	29,932

(1)	See Note 2 of the notes to our consolidated financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

From inception through December 31, 2011, we generated $171.2 million of product and development grant and other (non-product) revenue, and we have incurred net losses in each year since our inception in May 1999. From inception through December 31, 2011, we had an accumulated deficit of $391.1 million. We expect our losses to continue as we proceed with our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and convertible debt. In April 2005, we completed our initial public offering in which we sold 4,700,000 shares of common stock for net proceeds of $50.5 million. In March 2006, we entered into a Loan Agreement, which was subsequently amended in January 2008. In May 2006, we completed a follow-on public offering of 2,117,375 shares of our common stock for net proceeds of $47.0 million. In March 2007, we issued an aggregate principal amount of $60.0 million of 4.75% convertible senior notes due in 2027, all of which convertible senior notes have converted into shares of our common stock. In February 2009, we completed a follow-on public offering of 15,994,000 shares of our common stock for net proceeds of approximately $45.6 million. In January 2010, we completed a follow-on public offering of 4,025,000 shares of our common stock for net proceeds of approximately $33.0 million. In November 2010, we completed a follow-on public offering of 3,277,500 shares of our common stock for net proceeds of approximately $33.0 million. In May 2011, we completed a follow-on public offering of 4,700,000 shares of our common stock for net proceeds of approximately $71.2 million.

Financial Operations

Revenue

From inception through December 31, 2011, we generated $139.0 million in product revenue from the sale of our continuous glucose monitoring systems. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. During the first quarter of 2008, we entered into a joint development agreement with Animas under which we recognize development grant and other revenue received pursuant to that agreement ratably over the term of the development period. During the fourth quarter of 2008, we entered into a collaboration agreement with Edwards under which we recognize development grant and other revenue received pursuant to that agreement ratably over the term of the development period. During the fourth quarter of 2011, we entered into a development agreement with Roche under which we recognize development grant and other revenue received pursuant to that agreement ratably over the term of the development period. During the first quarter of 2012, we entered into a development agreement with Tandem under which we will recognize development grant and other revenue received pursuant to that agreement ratably over the term of the development period. We recognize development milestones associated with each agreement as revenue upon achievement of each milestone if the milestone is considered substantive. From inception through December 31, 2011, we recognized $32.2 million in development grant and other revenue, which includes milestones and services.

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

Results of Operations

Fiscal year ended December 31, 2011 Compared to December 31, 2010

Revenue, Cost of Sales and Gross Profit

Product revenues increased $25.7 million to $65.9 million for the twelve months ended December 31, 2011 compared to $40.2 million for the twelve months ended December 31, 2010 based primarily on increased sales volume of our durable systems and disposable sensors, and higher average per unit selling prices. Product cost of sales increased $10.5 million to $36.6 million for the twelve months ended December 31, 2011 compared to $26.1 million for the twelve months ended December 31, 2010. The increased product cost of sales associated with additional product sales was offset primarily by increased manufacturing absorption for the twelve months ended December 31, 2011 as compared to the same period in 2010. The product gross profit of $29.3 million for the twelve months ended December 31, 2011 increased $15.2 million compared to $14.1 million for the same period in 2010, primarily due to increased revenue and improved manufacturing absorption.

Development grant and other revenues increased $1.9 million to $10.4 million for the twelve months ended December 31, 2011 compared to $8.5 million for the twelve months ended December 31, 2010. Development and other cost of sales decreased $0.3 million to $3.8 million for the twelve months ended December 31, 2011 compared to $4.1 million for the twelve months ended December 31, 2010. The increase in development grant and other revenues during the twelve months ended December 31, 2011 was due to additional services performed and the $4.0 million milestone payment received from Animas for CE Mark approval, and was partially offset by extended development and regulatory review timelines under our collaboration arrangements with Edwards and Animas. The decrease in costs associated with development was primarily due to fewer development obligations during the year with respect to our collaboration arrangements.

Research and Development. Research and development expense increased $7.5 million to $30.7 million for the twelve months ended December 31, 2011, compared to $23.2 million for the twelve months ended December 31, 2010. The increase in research and development expense was primarily due to increased development efforts for our future generation ambulatory products and by decreased activity with respect to our development and collaboration agreements. Major elements of increased research and development costs include $2.1 million in additional consulting costs, $1.8 million in additional salaries, bonus, and payroll related costs, and $1.7 million in additional share-based compensation.

Selling, General and Administrative. Selling, general and administrative expense increased $9.4 million to $49.9 million for the twelve months ended December 31, 2011, compared to $40.5 million for the twelve months ended December 31, 2010. The increase was primarily due to higher selling, customer operations, and information technology costs to support revenue growth and the continued commercialization of our products. Major elements of increased selling, general, and administrative expenses include $4.6 million in higher salaries, bonus, and payroll related costs, $1.5 million in higher share-based compensation, and $1.0 million in higher facility costs.

Interest Income. Interest income increased $12,000 to $0.1 million for the twelve months ended December 31, 2011, compared to $0.1 million for the twelve months ended December 31, 2010. The increase in interest income was primarily due to higher average interest bearing cash and marketable securities balances offset by lower yields earned on those balances during the twelve months ended December 31, 2011 as compared to the same period of 2010.

Interest Expense. Interest expense decreased $1.5 million to $11,000 for the twelve months ended December 31, 2011, compared to $1.5 million for the twelve months ended December 31, 2010. The decrease in interest expense was primarily due to the conversion of all of the outstanding convertible notes in 2010.

Fiscal year ended December 31, 2010 Compared to December 31, 2009

Revenue, Cost of Sales and Gross Profit

Product revenues increased $22.1 million to $40.2 million for the twelve months ended December 31, 2010 compared to $18.0 million for the twelve months ended December 31, 2009 based primarily on increased sales volume of our durable systems and disposable sensors, and higher average per unit selling prices. Product cost of sales increased $7.9 million to $26.1 million for the twelve months ended December 31, 2010 compared to $18.2 million for the twelve months ended December 31, 2009. The increased product cost of sales associated with additional product sales was offset primarily by increased manufacturing absorption for the twelve months ended December 31, 2010 as compared to the same period in 2009. The product gross profit of $14.1 million for the twelve months ended December 31, 2010 increased $14.3 million compared to a loss of $0.2 million for the same period in 2009, primarily due to increased revenue and improved direct labor utilization. During the twelve months ended December 31, 2010, we increased overall inventory levels to meet sales forecast requirements and in anticipation of Flextronics’ relocation of its production site from California to China. Flextronics, which manufactures our ambulatory hardware components, relocated its production lines during the first calendar quarter of 2011. The increase in our inventory levels resulted in additional absorption of manufacturing costs and a corresponding nominal improvement in product gross margin.

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

Research and Development. Research and development expense increased $8.9 million to $23.2 million for the twelve months ended December 31, 2010, compared to $14.3 million for the twelve months ended December 31, 2009. The increase in research and development expense was primarily due to increased development efforts for our future generation ambulatory products and by decreased activity with respect to our development and collaboration agreements. Major elements of increased research and development costs include $4.4 million in additional salaries, bonus, and payroll related costs, $1.2 million in additional share-based compensation, and $0.8 million in additional facilities costs.

Selling, General and Administrative. Selling, general and administrative expense increased $5.3 million to $40.5 million for the twelve months ended December 31, 2010, compared to $35.2 million for the twelve months ended December 31, 2009. The increase was primarily due to higher selling, information technology, and international development costs to support revenue growth and the continued commercialization of our products. Major elements of increased selling, general, and administrative expenses include $4.0 million in higher salaries, bonus, and payroll related costs, $0.6 million in higher depreciation expense, and $0.4 million in higher commissions.

Interest Income. Interest income decreased $0.3 million to $0.1 million for the twelve months ended December 31, 2010, compared to $0.4 million for the twelve months ended December 31, 2009. The decrease in interest income was primarily due to lower average interest bearing cash and marketable securities balances and lower yields earned on those balances during the twelve months ended December 31, 2010 as compared to the same period of 2009.

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

Liquidity and Capital Resources

We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of December 31, 2011, we had an accumulated deficit of $391.1 million and had working capital of $89.7 million. Our cash, cash equivalents and short-term marketable securities totaled $81.9 million, excluding $0.9 million in restricted cash. We have funded our operations primarily from the sale of equity and debt securities and our bank line. In January 2010, we completed a follow-on public offering of 4,025,000 shares of our common stock for net proceeds of approximately $33.0 million. In November 2010, we completed a follow-on public offering of 3,277,500 shares of our common stock for net proceeds of approximately $33.0 million. In May 2011, we completed a follow-on public offering of 4,700,000 shares of our common stock for net proceeds of approximately $71.2 million.

Net Cash Used in Operating Activities. Net cash used in operating activities decreased $12.6 million to $30.1 million for the twelve months ended December 31, 2011, compared to $42.7 million for the same period in 2010. The decrease in cash used in operating activities was primarily due to $10.4 million in lower net loss and $6.2 million in lower changes in operating assets and liabilities, offset by $4.1 million in lower non-cash charges primarily comprised of loss on the extinguishment of debt upon conversion of our Notes.

Net Cash Used in Investing Activities. Net cash used in investing activities was $46.4 million for the twelve months ended December 31, 2011, compared to $25.6 million for the same period of 2010. The increase in cash used in investing activities was primarily due to $29.2 million increase in cash used to purchase available-for-sale marketable securities offset by $9.6 million increase in proceeds from the maturity of available-for-sale marketable securities for the twelve months ended December 31, 2011 as compared to the same period in 2010. For the twelve months ended December 31, 2011, we invested $8.0 million in equipment to support manufacturing improvements compared to $6.9 million during the same period in 2010.

Net Cash Provided by Financing Activities. Net cash provided by financing activities increased $4.5 million to $74.2 million for the twelve months ended December 31, 2011, compared to $69.6 million for the same period of 2010. The increase was primarily due to the approximately $71.2 million in net proceeds generated by the sale of common stock in the follow on public offering completed in May 2011 for the twelve months ending December 31, 2011 compared to approximately $66.0 million in the same period of 2010.

Operating Capital and Capital Expenditure Requirements

We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses to continue to expand the commercialization of our approved products, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.

We believe that our cash, cash equivalents, short-term marketable securities balances, and projected cash contributions from existing partnership arrangements will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs through at least December 31, 2012. If our available cash, cash equivalents and short-term marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, there can be no assurance that we will be successful in obtaining additional cash contributions from future partnership arrangements. Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we are unable to obtain additional financing, we may be required to reduce planned increases in compensation related expenses or other operating expenses related to research, development, and commercialization activities, which could have an adverse impact on our ability to achieve our intended business objectives.

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

•	the rate of progress and cost of our clinical trials and other development activities;

•	the success of our research and development efforts;

•	the emergence of competing or complementary technological developments;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish; and

•	the acquisition of businesses, products and technologies.

On February 21, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire the stock of SweetSpot Diabetes Care, Inc. (“SweetSpot”). SweetSpot is a healthcare-focused information technology company with a platform for uploading and processing data from diabetes devices to advance the treatment of diabetes. SweetSpot specializes in turning raw output from patient devices into information for healthcare providers, patients and researchers. Through our planned acquisition of Sweetspot, we will have a software platform that enables our patients to aggregate and analyze data from numerous diabetes devices and share it with their healthcare providers. The acquisition could increase our cost structure or divert management’s attention more than anticipated.

Contractual Obligations

On January 31, 2008, we amended our bank equipment loan to enable us to draw an additional $3.0 million. Beginning April 2008, this additional amount requires monthly amortized payments through the maturity date of July 2011. As of December 31, 2011, there were no outstanding amounts due on this bank equipment loan.

In April 2006, we entered into an office lease agreement for approximately 66,400 square feet of additional facilities located in San Diego, California. In connection with the lease, we entered into a $664,000 letter of credit to secure future payments under the lease and paid a security deposit in the amount of $89,640 in April 2006. In August 2010, we entered into a First Amendment to Office Lease (the “Lease Amendment”) with respect to facilities in the buildings at 6340 Sequence Drive and 6310 Sequence Drive, each in San Diego, California (the “Buildings”). Under the Lease Amendment, we have leased approximately 102,844 square feet of space in the Buildings, and retain the right and obligation to lease an additional 25,971 square feet in the

Buildings. The lease term for the Buildings extends through November 2016 and we have a five-year option to renew the lease upon the expiration of the initial term. Excluding real estate taxes and operating costs, we are required to make total future monthly payments for all of our real estate obligations for the period from January 2012 through November 2016 totaling $12.4 million.

We are party to various purchase arrangements related to components used in production and research and development activities. As of December 31, 2011, we had purchase commitments with certain vendors totaling approximately $7.1 million due within one year. There are no material purchase commitments due beyond one year.

The following table summarizes our outstanding contractual obligations as of December 31, 2011 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	12,395	2,121	7,763	2,511	0
Purchase commitments	7,074	7,074	0	0	0

Total	$19,469	$9,195	$7,763	$2,511	$0

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue on product sales is generally recognized upon shipment, which is when title and the risk of loss have been transferred to the customer and there are no other post-shipment obligations. With respect to customers who directly pay for the products, the products are generally paid for at the time of shipment using a customer’s credit card and do not include customer acceptance provisions. We recognize revenue from contracted insurance payors based on the contracted rate. For non-contracted insurance payors, we obtain a prior authorization from the payor and recognize revenue based on the agreed upon price, estimated collectible amount and historical experience. We also receive a prescription or statement of medical necessity and, for insurance reimbursement customers, an assignment of benefits prior to shipment.

We provide a “30-day money back guarantee” program whereby customers who purchase the SEVEN PLUS durable system and a package of four disposable sensors may return the SEVEN PLUS durable system for any reason within thirty days of purchase and receive a full refund of their purchase price. At December 31, 2011, we maintained a reserve balance of $32,000 relating to this program. We accrue for estimated returns and/or refunds by reducing revenues and establishing a liability account at the time of shipment based on historical experience.

We have entered into a distribution agreement with Edgepark, as amended on March 29, 2011, as well as agreements with other distributors that allow the distributors to sell our durable systems and disposable units. Revenue on product sales to distributors is generally recognized at the time of shipment, which is when title and risk of loss have been transferred to the distributor and there are no other post-shipment obligations. Revenue is recognized based on contracted prices and invoices are either paid by check following the issuance of a purchase order or letter of credit, or they are paid by wire at the time of placing the order. Terms of distributor orders are generally Freight on Board (“FOB”) shipping point (Free Carrier (“FCA”) shipping point for international orders). Distributors do not have rights of return per their distribution agreement outside of our standard warranty. We accrue for estimated returns, refunds and rebates by reducing revenues and establishing a liability account at the time of shipment based on historical experience. Our distributors typically have a limited time frame to notify us of any missing, damaged, defective or non-conforming products. For any such products, we shall either, at our option, replace the portion of defective or non-conforming product at no additional cost to the distributor or cancel the order and refund any portion of the price paid to us at that time for the sale in question. We have no intention of refunding or unwinding a prior sale and view any potential product non-conformity solely as a warranty issue.

We shipped product directly to certain distributors’ customers and recognized $14.5 million and $12.8 million in revenue, which represents 19% and 26% of our total revenues for the twelve months ended December 31, 2011 and 2010, respectively. With respect to other distributors which stock inventory of our product and fulfill orders from their inventory, we shipped product to these distributors and recognized $17.7 million and $4.7 million in revenue from these arrangements, which represents 23% and 10% of our total revenues for the twelve months ended December 31, 2011 and 2010, respectively. We monitor shipments to, and on-hand inventory levels of, these distributors, and at December 31, 2011 these distributors had limited amounts of our product in their inventory.

One of our distributors, Edgepark, accounted for $15.5 million and $9.6 million in revenue, which represents 20% of our total revenues for each of the twelve months ended December 31, 2011 and 2010, respectively.

During 2008, 2011 and 2012, we entered into collaborative license and development arrangements with strategic partners for the development and commercialization of products utilizing our technologies. The terms of these agreements obligate us to multiple deliverables (for example, license rights, provision of research and development services, and manufacture of clinical materials) in exchange for our right to receive various forms of consideration including non-refundable license fees, funding of research and development activities, payments based upon achievement of development milestones and royalties in the form of a designated percentage of product sales or profits. With the exception of royalties, these types of consideration are classified as development grant and other revenue in our consolidated statements of operations and are generally recognized over the service period except for substantive milestone payments, which are generally recognized when the milestone is achieved. In determining whether each milestone is substantive, we considered whether the consideration earned by achieving the milestone should (i) be commensurate with either (a) our performance to achieve the milestone or (b) the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relate solely to past performance and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. We recognize royalties in the period in which we obtain the royalty report, which is necessary to determine the amount of royalties we are entitled to receive.

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

For transactions containing multiple element arrangements entered into or materially modified after January 1, 2010, we consider deliverables as separate units of accounting and recognize deliverables as revenue upon delivery only if (i) the deliverable has stand-alone value and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is probable and substantially controlled by us. We allocate consideration to the separate units of accounting using the relative selling price method, in which allocation of consideration is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”), or if VSOE or TPE is not available, management’s best estimate of a stand-alone selling price for elements.

For transactions containing multiple element arrangements entered into prior to January 1, 2010, we considered deliverables as separate units of accounting and recognized deliverables as revenue upon delivery only if (i) the deliverable had stand-alone value, (ii) if the arrangement included a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) was probable and substantially controlled by us, and (iii) the fair value of the undelivered performance obligations could be determined. In those instances when objective and reliable evidence of fair value existed for the undelivered items but not for the delivered items, the residual method was used to allocate the arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered items equaled the total arrangement consideration less the aggregate fair value of the undelivered items. If we were unable to establish stand-alone value for delivered items or when fair value of undelivered items had not been established, revenue was deferred until all elements were delivered and services had been performed, or until fair value could objectively be determined for any remaining undelivered elements.

We use judgment in estimating the value allocable to the deliverables in an agreement. These deliverables typically include product revenues or development grant and other revenue based on our estimate of the fair value or relative selling price attributable to the related deliverables. For arrangements that are accounted for as a single unit of accounting, total payments under the arrangement are recognized as revenue on a straight-line basis over the period we expect to complete our performance obligations. We review the estimated period of our performance obligations on a periodic basis and update the recognition period as appropriate. The cumulative amount of revenue earned is limited to the cumulative amount of payments received as of the period ending date.

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

During the first quarter of 2008, we entered into a development agreement with Animas, as amended on January 12, 2009, July 30, 2009 and June 7, 2011, which provided us with a development grant. During the fourth quarter of 2008, we entered into a collaboration agreement with Edwards, as amended on May 5, 2009, which provided us with a development grant. During the fourth quarter of 2011, we entered into a development agreement with Roche which provided us with a development milestone. During the first quarter of 2012, we entered into a development agreement with Tandem which provided us with a development milestone. We recognized $10.4 million in development grant and other revenue for the twelve months ended December 31, 2011, respectively. As of December 31, 2011, we had $1.9 million in deferred revenue relating to our development and other agreements.

Share-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including employee stock options, restricted stock, restricted stock units and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Share-based compensation expense for the years ended December 31, 2011, 2010 and 2009 was $13.5 million, $9.4 million, and $8.4 million, respectively. As of December 31, 2011, there was $26.1 million of unrecognized compensation cost related to unvested options, restricted stock and restricted stock units that is expected to be recognized as a component of our operating expenses through 2015. Compensation costs will be adjusted for future changes in estimated forfeitures.

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

Bonus Accrual

For the 2011 bonus plan, the Compensation Committee authorized an amount of up to 100% of salary and wages for non sales employees to be awarded from the pool based on the weighted average achievement measured against certain objectives. As various targets were met, we incurred $3.3 million in bonus compensation for the year ended December 31, 2011.

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

We file income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. Due to net operating losses incurred, our income tax returns from inception to date are subject to examination by taxing authorities. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2011, we had no interest or penalties accrued for uncertain tax positions.

Short-Term Marketable Securities

We have classified our short-term investments as “available-for-sale” and carry them at fair value with unrealized gains and losses, if any, reported as a separate component of stockholders’ equity and included in comprehensive loss. Realized gains and losses are calculated on the specific identification method and recorded as interest income. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

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

We base the fair value of our Level 1 financial instruments that are in active markets using quoted market prices for identical instruments. Our Level 1 financial instruments include money market funds and certificates of deposit.

We obtain the fair value of our Level 2 financial instruments, which are not in active markets, from a primary professional pricing source using quoted market prices for identical or comparable instruments, rather than direct observations of quoted prices in active markets. Fair value obtained from this professional pricing source can also be based on pricing models whereby all significant observable inputs, including maturity dates, issue dates, settlement date, benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers or other market related data, are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset.

We validate the quoted market prices provided by our primary pricing service by comparing the fair values of our Level 2 investment portfolio balance provided by our primary pricing service against the fair values of our Level 2 investment portfolio balance provided by our investment managers.

We did not own any Level 3 financial assets or liabilities as of December 31, 2011 or 2010.

The book values of cash equivalents, short-term marketable securities, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

Recent Accounting Pronouncements

In April 2010, the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We adopted the provisions of the guidance as of January 1, 2011 on a prospective basis. The prospective application had no impact on our consolidated financial statements for the twelve months ended December 31, 2011.

In June 2011, the FASB issued authoritative guidance for the Presentation of Comprehensive Income. The issuance of the guidance is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance supersedes the presentation options in previous guidance and facilitates convergence of U.S. GAAP and IFRS by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning on or after December 15, 2011. We do not believe the adoption of the guidance in the first quarter of 2012 will have a significant impact on our consolidated financial statements.

In December 2011, the FASB issued authoritative guidance for the Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report 2 reclassifications out of accumulated other comprehensive income consistent with the presentation requirements previously in effect. This guidance is not expected to have a significant impact on our consolidated financial statements.

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

DEXCOM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DexCom, Inc.

We have audited the accompanying consolidated balance sheets of DexCom, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DexCom, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DexCom, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 23, 2012

DEXCOM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except par value data)

	As of December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$2,553	$4,889
Short-term marketable securities, available-for-sale	79,358	42,224
Accounts receivable, net	12,547	6,671
Inventory	8,171	8,112
Restricted cash	0	775
Prepaid and other current assets	1,781	2,690

Total current assets	104,410	65,361
Property and equipment, net	15,019	10,763
Restricted cash	939	939
Other assets	107	101

Total assets	$120,475	$77,164

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$6,346	$5,350
Accrued payroll and related expenses	6,804	5,730
Current portion of long-term debt	0	525
Current portion of deferred revenue	1,591	3,524

Total current liabilities	14,741	15,129
Other liabilities	963	1,042
Long-term portion of deferred revenue	281	0

Total liabilities	15,985	16,171
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 5,000 shares authorized; no shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively.	0	0
Common stock, $0.001 par value per share, 100,000 authorized; 67,833 and 67,549 shares issued and outstanding, respectively, at December 31, 2011, and 62,360 and 62,078 shares issued and outstanding, respectively, at December 31, 2010	68	62
Additional paid-in capital	495,626	407,375
Accumulated other comprehensive loss	(80)	(66)
Accumulated deficit	(391,124)	(346,378)

Total stockholders’ equity	104,490	60,993

Total liabilities and stockholders’ equity	$120,475	$77,164

See accompanying notes.

DEXCOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share data)

	Years Ended December 31,
	2011	2010	2009
Product revenue	$65,910	$40,175	$18,036
Development grant and other revenue	10,356	8,456	11,657

Total revenue	76,266	48,631	29,693
Product cost of sales	36,628	26,104	18,216
Development and other cost of sales	3,794	4,084	7,816

Total cost of sales	40,422	30,188	26,032

Gross profit	35,844	18,443	3,661
Operating expenses
Research and development	30,747	23,227	14,294
Selling, general and administrative	49,940	40,506	35,200

Total operating expenses	80,687	63,733	49,494

Operating loss	(44,843)	(45,290)	(45,833)
Other income	1	63	0
Interest income	107	95	354
Interest expense	(11)	(1,548)	(8,045)
Loss on debt extinguishment upon conversion of convertible debt	0	(8,490)	0

Net loss	$(44,746)	$(55,170)	$(53,524)

Basic and diluted net loss per share attributable to common stockholders	$(0.68)	$(0.97)	$(1.21)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	65,564	56,881	44,347

See accompanying notes.

DEXCOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands—except per share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Balance at December 31, 2008	29,824	$30	$218,136	$50	$(237,684)	$(19,468)
Issuance of stock in follow-on offering in February 2009 at $2.88 per share for cash, net of offering costs of $2,409	15,994	16	45,633	0	0	45,649
Issuance of common stock under equity incentive plans	34	0	120	0	0	120
Issuance of common stock for Employee Stock Purchase Plan	193	0	541	0	0	541
Share-based compensation for employee stock options and award grants	0	0	8,300	0	0	8,300
Comprehensive loss:	0	0	0	0	0	0
Unrealized loss on available-for-sale investment securities	0	0	0	(54)	0	(54)
Foreign currency translation adjustments	0	0	0	(9)	0	(9)
Net loss	0	0	0	0	(53,524)	(53,524)

Comprehensive loss	0	0	0	0	0	(53,587)

Balance at December 31, 2009	46,045	46	272,730	(13)	(291,208)	(18,445)
Issuance of stock in follow-on offering in January 2010 at $8.30 per share for cash, net of offering costs of $416	4,025	4	32,988	0	0	32,992
Issuance of stock in follow-on offering in November 2010 at $10.13 per share for cash, net of offering costs of $207	3,278	3	32,987	0	0	32,990
Issuance of stock upon conversion of convertible debt	7,929	8	54,640	0	0	54,648
Issuance of common stock under equity incentive plans	594	1	3,643	0	0	3,644
Issuance of common stock for Employee Stock Purchase Plan	207	0	920	0	0	920
Share-based compensation for employee stock options and award grants	0	0	9,467	0	0	9,467
Comprehensive loss:
Unrealized loss on available-for-sale investment securities	0	0	0	(5)	0	(5)
Foreign currency translation adjustments	0	0	0	(48)	0	(48)
Net loss	0	0	0	0	(55,170)	(55,170)

Comprehensive loss	0	0	0	0	0	(55,223)

Balance at December 31, 2010	62,078	62	407,375	(66)	(346,378)	60,993
Issuance of stock in follow-on offering in May 2011 at $15.19 per share for cash, net of offering costs of $224	4,700	5	71,165	0	0	71,170
Issuance of common stock under equity incentive plans	639	1	2,263	0	0	2,264
Issuance of common stock for Employee Stock Purchase Plan	132	0	1,275	0	0	1,275
Share-based compensation for employee stock options and award grants	0	0	13,548	0	0	13,548
Comprehensive loss:
Unrealized gain on available-for-sale investment securities	0	0	0	9	0	9
Foreign currency translation adjustments	0	0	0	(23)	0	(23)
Net loss	0	0	0	0	(44,746)	(44,746)

Comprehensive loss	0	0	0	0	0	(44,760)

Balance at December 31, 2011	67,549	$68	$495,626	$(80)	$(391,124)	$104,490

See accompanying notes.

DEXCOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Operating activities
Net loss	$(44,746)	$(55,170)	$(53,524)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,759	2,437	2,373
Share-based compensation	13,513	9,441	8,366
Non-cash restructuring charge	0	0	(362)
Accretion and amortization related to investments, net	909	721	891
Accretion of non-cash interest expense related to convertible notes	0	1,059	4,861
Loss on debt extinguishment upon conversion of convertible debt	0	8,490	0
Amortization of debt issuance costs	0	36	246
Loss on disposal of equipment	22	101	0
Changes in operating assets and liabilities:
Accounts receivable	(5,876)	(3,181)	(2,372)
Inventory	(59)	(5,471)	(195)
Prepaid and other assets	1,238	1,288	(1,004)
Restricted cash	775	700	1,856
Accounts payable and accrued liabilities	996	(432)	1,508
Accrued payroll and related expenses	1,074	1,324	2,291
Deferred revenue	(1,652)	(4,221)	(4,275)
Deferred rent and other liabilities	(79)	202	(49)

Net cash used in operating activities	(30,126)	(42,676)	(39,389)
Investing activities
Purchase of available-for-sale marketable securities	(102,655)	(73,447)	(65,270)
Proceeds from the maturity of available-for-sale marketable securities	64,286	54,691	53,856
Purchase of property and equipment	(8,006)	(6,860)	(2,992)
Proceeds from the sale of equipment	4	6	302

Net cash used in investing activities	(46,371)	(25,610)	(14,104)
Financing activities
Net proceeds from issuance of common stock	74,709	70,546	46,310
Repayment of equipment loan	(525)	(900)	(1,931)

Net cash provided by financing activities	74,184	69,646	44,379

Effect of exchange rate changes on cash and cash equivalents	(23)	(48)	(9)

Increase (decrease) in cash and cash equivalents	(2,336)	1,312	(9,123)
Cash and cash equivalents, beginning of year	4,889	3,577	12,700

Cash and cash equivalents, ending of year	$2,553	$4,889	$3,577

Non-cash investing and financing transactions:
Unrealized gain (loss) on marketable securities	$9	$(5)	$(54)

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$6	$357	$2,932

Non-cash investing and financing transactions:
Conversion of convertible notes to common stock	$0	$46,270	$0

See accompanying notes.

DEXCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

Basis of Presentation

We have incurred operating losses since our inception and have an accumulated deficit of $391.1 million at December 31, 2011. As of December 31, 2011, we had available cash, cash equivalents and short-term investments totaling $81.9 million, excluding $0.9 million of restricted cash, and we had working capital of $89.7 million. Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned increases in compensation related expenses or other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources will be sufficient to fund our operations through at least December 31, 2012.

Reclassification

Restricted cash in the amount of $0.7 million as of December 31, 2010 has been reclassified from short-term restricted cash to long-term restricted cash to conform to current year presentation. This reclassification had no impact on our Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity or Consolidated Statements of Cash Flows.

The follow-on offering prices per share of $10.60 and $8.75 for 2010 and $3.00 for 2009, respectively, have been reclassified in the Consolidated Statements of Stockholders’ Equity (Deficit) to $10.13 and $8.30 for 2010 and $2.88 for 2009, respectively, to conform to current year presentation. Current year presentation displays the offering price per share net of the underwriters’ discounts. The prior presentation displayed the public offering price per share, excluding the underwriters’ discounts. This reclassification had no impact on our Consolidated Balance Sheets, Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include excess or obsolete inventories, warranty accruals, employee bonus, clinical study expenses, trade show expenses, allowances for returned product, allowance for bad debt, deferral period for recognizing revenue on future performance obligations, and share-based compensation expense. Excess and obsolete inventories are estimated by identifying the amount of on hand and on order materials compared to expected future sales, taking into account clinical trial and development usage along with new product introductions. Employee bonus estimates are based, in part, on the 2011 bonus plan’s authorized target bonus amounts of up to 100%, 90%, 75%, 45%, 35% and 30% of base salary for our Chief Executive Officer, our President, for each of our Chief Operating Officer and Chief Technical Officer, our Senior Vice Presidents, our Vice Presidents and the remainder of our non-sales management employees, respectively, to be awarded from the bonus pool based on the weighted average achievement of certain objectives. For our eligible employees, generally, 60% of any bonus paid under the 2011 Plan was based on achieving certain annual revenue goals, 20% was based on achieving targeted operating loss goals and 20% was based on achieving certain performance milestones. Clinical trial expenses are accrued based on estimates of progress under related contracts and include initial set up costs as well as ongoing monitoring over multiple sites in the U.S. and abroad. An allowance for refunds for returned products is determined by analyzing the timing and amounts of past refund activity.

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

Letters of Credit

At December 31, 2011 and 2010, we had irrevocable letters of credit outstanding with a commercial bank for approximately $0.7 million and $0.9 million securing our facility leases. The letters of credit are secured by cash equivalents and an equal amount of restricted cash has been separately disclosed in the accompanying consolidated balance sheets.

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

	December 31,
	2011	2010
Customer A	20%	23%
Customer B	10%	16%
Customer C	10%	3%
Customer D	6%	12%

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

Share-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including employee stock options, restricted stock, restricted stock units and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Share-based compensation expense recognized for the years ended December 31, 2011, 2010 and 2009 was $13.5 million, $9.4 million and $8.4 million, respectively. As of December 31, 2011, there was $26.1 million of unrecognized compensation cost related to unvested options, restricted stock and restricted stock units that is expected to be recognized as a component of our operating expenses through 2015.

We estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods as share-based compensation expense using the straight-line single-option method in our consolidated statement of operations. As share-based compensation expense recognized in the consolidated statement of operations during fiscal 2011, 2010, and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue on product sales is generally recognized upon shipment, which is when title and the risk of loss have been transferred to the customer and there are no other post shipment obligations. With respect to customers who directly pay for products, the products are generally paid for at the time of shipment using a customer’s credit card and do not include customer acceptance provisions. We recognize revenue from contracted insurance payors based on the contracted rate. For non-contracted insurance payors, we obtain prior authorization from the payor and recognize revenue based on the estimated collectible amount and historical experience. We also receive a prescription or statement of medical necessity and, for insurance reimbursement customers, an assignment of benefits prior to shipment.

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

We have entered into distribution agreements with Edgepark and other distributors that allow the distributors to sell our durable systems and disposable units. Revenue on product sales to distributors is generally recognized at the time of shipment, which is when title and risk of loss have been transferred to the distributor and there are no other post-shipment obligations. Revenue is recognized based on contracted prices and invoices are either paid by check following the issuance of a purchase order or letter of credit, or they are paid by wire at the time of placing the order. Terms of distributor orders are generally FOB shipping point (FCA shipping point for international orders). Distributors do not have rights of return per their distribution agreement outside of our standard warranty. We accrue for estimated returns, refunds and rebates by reducing revenues and establishing a liability account at the time of shipment based on historical experience. The distributors typically have a limited timeframe to notify us of any missing, damaged, defective or non-conforming products. For any such products, we shall either, at our option, replace the portion of defective or non-conforming product at no additional cost to the distributor or cancel the order and refund any portion of the price paid to us at that time for the sale in question.

We shipped product directly to certain distributors’ customers and recognized $14.5 million and $12.8 million in revenue, which represents 19% and 26% of our total revenues for the twelve months ended December 31, 2011 and 2010, respectively. With respect to other distributors which stock inventory of our product and fulfill orders from their inventory, we shipped product to these distributors and recognized $17.7 million and $4.7 million in revenue from these arrangements, which represents 23% and 10% of our total revenues for the twelve months ended December 31, 2011 and 2010, respectively. We monitor shipments to, and on-hand inventory levels of, these distributors, and at December 31, 2011 these distributors had limited amounts of our product in their inventory.

One of our distributors, Edgepark, accounted for $15.5 million and $9.6 million in revenue, which represents 20% of our total revenues for each of the twelve months ended December 31, 2011 and 2010, respectively.

We have collaborative license and development arrangements with strategic partners for the development and commercialization of products utilizing our technologies. The terms of these agreements typically include multiple deliverables by us (for example, license rights, provision of research and development services and manufacture of clinical materials) in exchange for consideration to us of some combination of non-refundable license fees, funding of research and development activities, payments based upon achievement of clinical development milestones and royalties in the form of a designated percentage of product sales or profits. With the exception of royalties, these types of consideration are classified as development grant and other revenue in our consolidated statements of operations and are generally recognized over the service period except for substantive milestone payments, which are generally recognized when the milestone is achieved. In determining whether each milestone is substantive, we considered whether the consideration earned by achieving the milestone should (i) be commensurate with either (a) our performance to achieve the milestone or (b) the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relate solely to past performance and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. We recognize royalties in the period in which we obtain the royalty report, which is necessary to determine the amount of royalties we are entitled to receive.

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

For transactions containing multiple element arrangements entered into or materially modified after January 1, 2010, we consider deliverables as separate units of accounting and recognize deliverables as revenue upon delivery only if (i) the deliverable has stand-alone value and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is probable and substantially controlled by us. We allocate consideration to the separate units of accounting using the relative selling price method, in which allocation of consideration is based on vendor-specific objective evidence (“VSOE”) if available, third party evidence (“TPE”), or if VSOE or TPE is not available, management’s best estimate of a stand alone selling price for elements

For transactions containing multiple element arrangements entered into prior to January 1, 2010, we considered deliverables as separate units of accounting and recognized deliverables as revenue upon delivery only if (i) the deliverable had stand-alone value, (ii) if the arrangement included a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) was probable and substantially controlled by us, and (iii) the fair value of the undelivered performance obligations could be determined. In those instances when objective and reliable evidence of fair value existed for the undelivered items but not for the delivered items, the residual method was used to allocate the arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered items equaled the total arrangement consideration less the aggregate fair value of the undelivered items. If we were unable to establish stand-alone value for delivered items or when fair value of undelivered items had not been established, revenue was deferred until all elements were delivered and services had been performed, or until fair value could objectively be determined for any remaining undelivered elements.

We use judgment in estimating the value allocable to the deliverables in an agreement. These deliverables include product revenues or development grant and other revenue based on our estimate of the fair value or relative selling price attributable to the related deliverables. For arrangements that are accounted for as a single unit of accounting, total payments under the arrangement are recognized as revenue on a straight-line basis over the period we expect to complete our performance obligations. We review the estimated period of our performance obligations on a periodic basis and update the recognition period as appropriate. The cumulative amount of revenue earned is limited to the cumulative amount of payments received as of the period ending date.

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

Under the collaboration agreement with Edwards which provided us with a development grant, we recognized $2.1 million and $6.9 million in development grant and other revenue, which represents 3% and 14% of our total revenues for the twelve months ended December 31, 2011 and 2010, respectively.

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

Comprehensive Loss

We report all components of comprehensive loss, including net loss, in the consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive loss, including unrealized gains and losses on investments and foreign currency translation adjustments, shall be reported, net of their related tax effect, to arrive at comprehensive loss. Our comprehensive loss is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net loss	$(44,746)	$(55,170)	$(53,524)
Unrealized gain (loss) on available-for-sale marketable securities	9	(5)	(54)
Foreign currency translation loss	(23)	(48)	(9)

Comprehensive loss	$(44,760)	$(55,223)	$(53,587)

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

We file income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. Due to net operating losses incurred, our income tax returns from inception to date are subject to examination by taxing authorities. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2011, we had no interest or penalties accrued for uncertain tax positions.

Fair Value Measurements

During 2011 we changed how we categorize amounts within the fair value hierarchy. The $43.2 million now reported as Level 2 fair value instruments at December 31, 2010 were previously shown as Level 1 and have been reclassified.

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

We base the fair value of our Level 1 financial instruments that are in active markets using quoted market prices for identical instruments. Our Level 1 financial instruments include money market funds and certificates of deposit.

We obtain the fair value of our Level 2 financial instruments, which are not in active markets, from a primary professional pricing source using quoted market prices for identical or comparable instruments, rather than direct observations of quoted prices in active markets. Fair value obtained from this professional pricing source can also be based on pricing models whereby all significant observable inputs, including maturity dates, issue dates, settlement date, benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers or other market related data, are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset.

We validate the quoted market prices provided by our primary pricing service by comparing the fair values of our Level 2 investment portfolio balance provided by our primary pricing service against the fair values of our Level 2 investment portfolio balance provided by our investment managers.

We did not own any Level 3 financial assets or liabilities as of December 31, 2011 or 2010.

The following table represents our fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Marketable securities, available for sale
U.S. government agencies	0	$61,896	0	$61,896
Commercial paper	0	$7,497	0	$7,497
Corporate debt	0	$9,965	0	$9,965

Total marketable securities, available for sale	0	$79,358		$79,358
Restricted cash	$939	0	0	$939

The following table represents our fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	0	$1,000	0	$1,000
Marketable securities, available for sale
U.S. government agencies	0	$32,222	0	$32,222
Commercial paper	0	$4,996	0	$4,996
Corporate debt	0	$5,006	0	$5,006

Total marketable securities, available for sale	0	$42,224		$42,224
Restricted cash	$1,714	0	0	$1,714

The book values of cash equivalents, short-term marketable securities, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

Recent Accounting Pronouncements

In April 2010, the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We adopted the provisions of the guidance as of January 1, 2011 on a prospective basis. The prospective application had no impact on our consolidated financial statements for the twelve months ended December 31, 2011.

In June 2011, the FASB issued authoritative guidance for the Presentation of Comprehensive Income. The issuance of the guidance is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance supersedes the presentation options in previous guidance and facilitates convergence of U.S. GAAP and IFRS by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not believe the adoption of the guidance in the first quarter of 2012 will have a significant impact on our consolidated financial statements.

In December 2011, the FASB issued authoritative guidance for the Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report 2 reclassifications out of accumulated other comprehensive income consistent with the presentation requirements previously in effect. This guidance is not expected to have a significant impact on our consolidated financial statements.

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

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in thousands):

	December 31,
	2011	2010	2009
Options outstanding to purchase common stock	7,817	8,353	7,972
Unvested restricted stock and restricted stock units	1,935	504	31
Convertible senior notes	0	0	7,692

Total	9,752	8,857	15,695

3. Financial Statement Details

Short Term Marketable Securities, Available for Sale

Short-term investment securities, consisting solely of debt securities with contractual maturities of less than one year, were as follows (in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$61,890	$11	$(5)	$61,896
Commercial paper	7,497	0	0	7,497
Corporate debt	9,972	2	(9)	9,965

Total	$79,359	$13	$(14)	$79,358

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$32,231	$2	$(10)	$32,223
Commercial paper	4,996	0	0	4,996
Corporate debt	5,006	1	(2)	5,005

Total	$42,233	$3	$(12)	$42,224

Accounts Receivable

	December 31,
	2011	2010
Accounts receivable	$13,192	$7,174
Less allowance for doubtful accounts, sales returns and discounts	(645)	(503)

Total	$12,547	$6,671

Inventory

	December 31,
	2011	2010
Raw materials	$4,577	$5,041
Work in process	601	575
Finished goods	2,993	2,496

Total	$8,171	$8,112

Property and Equipment

	December 31,
	2011	2010
Furniture and fixtures	$2,453	$2,462
Computer equipment	9,191	6,635
Machinery and equipment	12,898	10,782
Leasehold improvements	7,021	5,908

Total	31,563	25,787
Accumulated depreciation and amortization	(16,544)	(15,024)

Property and equipment, net	$15,019	$10,763

Depreciation and amortization expense for the years ended December 31, 2011, 2010, and 2009 was $3.8 million, $2.4 million, and $2.4 million, respectively.

Accounts Payable and Accrued Liabilities

	December 31,
	2011	2010
Accounts payable trade	$2,807	$1,758
Accrued tax, audit, and legal fees	735	783
Clinical trials	161	134
Accrued other including warranty	2,643	2,675

Total	$6,346	$5,350

Accrued Payroll and Related Expenses

	December 31,
	2011	2010
Accrued paid time off	$1,895	$1,570
Accrued wages, bonus and taxes	4,308	3,596
Other accrued employee benefits	601	564

Total	$6,804	$5,730

Accrued Warranty

	Year Ended December 31,
	2011	2010
Beginning balance	$435	$129
Charges to costs and expenses	1,741	2,178
Costs incurred	(1,870)	(1,872)

Ending balance	$306	$435

4. Commitments and contingencies

Equipment Line

In March 2006, we entered into a loan and security agreement (the “Loan Agreement”) that provided for up to $5.0 million to finance various equipment purchases through March 2007. In January 2008, we entered into an amendment to the Loan Agreement to finance additional equipment purchases. The amendment allows us to draw an additional amount of up to $3.0 million under a new and additional Facility B Equipment Line. At December 31, 2011, there were no outstanding borrowings under the Loan Agreement pursuant to the Facility A Equipment Line and Facility B Equipment Line and none was available for future borrowings.

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

Leases

In April 2006, we entered into an office lease agreement for facilities located in San Diego, California. In August 2010, we entered into a First Amendment to Office Lease (the “Lease Amendment”) with respect to facilities in the buildings at 6340 Sequence Drive and 6310 Sequence Drive, each in San Diego, California (the “Buildings”). Under the Lease Amendment, we have leased additional space in the Buildings, and retain the right and obligation to lease additional space in the Buildings. The lease term for the Buildings extends through November 2016 and we have a five-year option to renew the lease upon the expiration of the initial term. These facility leases have annual rental increases ranging from approximately 2.5% to 4.0%. The difference between the straight-line expense over the term of the lease and actual amounts paid are recorded as deferred rent. In September 2008, our subsidiary in Sweden entered into a three year lease for a small shared office space, which was renewed for a three year term and has a quarterly adjustment clause for rent to increase or decrease in proportion to changes in consumer prices. Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances, under all lease agreements as of December 31, 2011 were as follows (in thousands):

Fiscal Year Ending
2012	$2,121
2013	2,507
2014	2,591
2015	2,665
2016	2,511

Total	$12,395

Rent expense for the years ended December 31, 2011, 2010, and 2009 was $2.6 million, $2.1 million, and $1.5 million, respectively.

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

In connection with this litigation five of Abbott’s seven patents that are the subject of the litigation have one or more associated reexamination requests in various stages at the Patent Office. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, canceling claims and/or seeking to add new claims. Regarding the remaining two patents, Abbott has appealed the decisions of final rejection to the Federal Circuit, the cases have been consolidated and certain briefs have been filed by Abbott, the Patent Office and DexCom.

In addition, since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed 32 reexamination requests seeking to invalidate 30 of our patents. Twelve of the 32 reexamination requests are in various stages at the Patent Office, and 20 have been issued a Certificate of Reexamination. We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid. Additionally, Abbott has filed an Opposition to three of our European patents.

Although it is our position that Abbott’s assertions of infringement have no merit, and that the potential interference and reexamination requests have no merit, neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation, potential interference or reexamination requests can be assessed, and as of December 31, 2011, no amounts have been accrued.

Purchase Commitments

We are party to various purchase arrangements related to components used in production and research and development activities. As of December 31, 2011, we had purchase commitments with vendors totaling $7.1 million due within one year. There are no material purchase commitments due beyond one year.

5. Development Agreements

Insulet Corporation

On January 7, 2008, we entered into a development agreement with Insulet to integrate our continuous glucose monitoring technology into Insulet’s wireless, handheld OmniPod System Personal Diabetes Manager. The agreement is non-exclusive and does not impact either party’s existing third party development agreements.

Animas Corporation

On January 10, 2008, we entered into a joint development agreement with Animas, as amended on January 12, 2009, July 30, 2009 and June 7, 2011 (“the Animas Amendments”), to integrate our continuous glucose monitoring technology into Animas insulin pumps. Under the terms of the amended agreement, Animas was to contribute up to $1.1 million to DexCom to offset certain development, clinical and regulatory expenses. The agreement is non-exclusive in the United States, but exclusive outside the United States and does not impact either party’s existing third party development agreements. In January 2008 we received $0.5 million from Animas to offset development and other expenses. In January 2009 we received $0.3 million. We recorded $0.1 million in development grant and other revenue for the twelve months ended December 31, 2011, compared to $0.2 million for the same period in 2010. Pursuant to the Animas Amendments, we were to collaborate with Animas to develop a modified version of our transmitter to support a single, global CGM-enabled insulin pump launch by Animas. We were entitled to receive a one-time $1.0 million milestone payment upon the achievement of performance qualification of a manufacturing line for the modified transmitter, which was earned in December 2010. We were also entitled to receive an additional one-time $4.0 million milestone payment and a $0.3 million development payment upon the first regulatory body approval outside the United States for the new system, which was earned in May 2011.

Edwards Lifesciences LLC

On November 10, 2008, and as amended on May 5, 2009, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Edwards. Pursuant to the Collaboration Agreement, we and Edwards agreed to develop jointly and to market an in-hospital automatic blood glucose monitoring system. Under the terms of the Collaboration Agreement, as amended, Edwards was obligated to pay us an upfront fee of $13.0 million. In addition, we were entitled to receive up to $10.0 million for product development costs. We will also receive either a profit-sharing payment of up to 10% on the product’s gross profits, or a royalty of up to 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license under our intellectual property to the critical care sector in the hospital market. Edwards will be responsible for global sales and marketing, and we will initially be responsible for manufacturing. In November 2008 we received $13.0 million. We received an additional $10.0 million during 2009 and 2010. We recorded $2.1 million in development grant and other revenue for the twelve months ended December 31, 2011, compared to $6.9 million for the same period in 2010.

Each of the milestones related to the Collaboration Agreement is considered to be substantive under the terms of the Collaboration Agreement and we are entitled to receive up to $12.0 million in milestones related to regulatory approvals and manufacturing readiness, subject to reductions based on the timing of the receipt of approvals. We did not recognize any consideration for milestones related to the Collaboration Agreement for the twelve months ended December 31, 2011.

Roche Diagnostics Operations, Inc.

On November 1, 2011, we entered into a non-exclusive Research and Development Agreement (the “Roche Agreement”) with Roche to integrate a future generation of our continuous glucose monitoring technology with Roche’s next generation Accu-Chek® insulin delivery system in the United States. Under the terms of the Roche Agreement, we are entitled to receive up to $1.0 million to offset certain development, clinical and regulatory expenses. We received an initial payment of $0.5 million as a result of the execution of the Roche Agreement, and we are entitled to receive an additional $0.5 million upon agreement of a development and regulatory plan, which is not considered to be substantive. We are also entitled to receive up to an additional $2.0 million upon the achievement of certain milestones related to regulatory submissions and approvals as set forth in the Roche Agreement, which are considered to be substantive.

6. Stockholders’ Equity

Follow-on Stock Offering

In May 2011, we completed a follow-on public stock offering of 4,700,000 shares of our common stock for net proceeds of approximately $71.2 million.

7. Income Taxes

We have recorded a net tax benefit (expense) of $(32,000) and $31,000 for the years ended December 31, 2011 and 2010, respectively, related to foreign income taxes in 2011 and to refundable income tax credits partially offset by foreign income tax expense in 2010. The amounts have been included in other income in the consolidated financial statements.

At December 31, 2011, we had federal and state tax net operating loss carryforwards of approximately $287.4 million and $192.2 million, respectively. The federal and state tax loss carryforwards will begin to expire in 2019 and 2012, respectively, unless previously utilized. We also had federal and state research and development tax credit carryforwards of approximately $4.1 million and $6.7 million, respectively. The federal research and development tax credit will begin to expire in 2020, unless previously utilized.

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

Significant components of our deferred tax assets as of December 31, 2011 and 2010 are shown below (in thousands). A valuation allowance of approximately $134.7 million has been established as of December 31, 2011 to offset the deferred tax assets, as realization of such assets is uncertain.

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$106,456	$89,069
Capitalized research and development expenses	10,532	15,743
Tax credits	5,021	3,975
Share-based compensation	9,798	6,750
Fixed and intangible assets	960	1,397
Other, net	1,885	1,329

Total gross deferred tax assets	134,652	118,263
Less: valuation allowance	(134,652)	(118,263)
Net deferred tax assets	0	0

We recognize windfall tax benefits associated with the exercise of share-based compensation directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. At December 31, 2011, deferred tax assets do not include $4.9 million of excess tax benefits from share-based compensation.

The reconciliation between our effective tax rate on income (loss) from continuing operations and the statutory rate is as follows:

	December 31,
	2011	2010	2009
Income taxes (benefit) at statutory rates	35.00%	35.00%	35.00%
State income tax, net of federal benefit	2.45%	3.46%	3.16%
Permanent items	(2.79)%	(2.68)%	(2.20)%
Research and development credits	3.93%	2.51%	2.32%
Tax attribute carryover limitation	0%	0%	(4.89)%
Other	(2.02)%	(0.36)%	1.09%
Change in valuation allowance	(36.65)%	(37.88)%	(34.45)%

	(0.07)%	0.06%	0.03%

The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

Balance at January 1, 2009	$3,077
Adjustments related to prior year tax positions	51
Increases related to current year tax positions	604
Decreases due to IRC Section 382 limitation	(837)

Balance at December 31, 2009	2,895

Increases related to current year tax positions	677

Balance at December 31, 2010	3,572

Increases related to current year tax positions	857

Balance at December 31, 2011	$4,429

Due to the valuation allowance recorded against our deferred tax assets, $51,000 of the total unrecognized tax benefits as of December 31, 2011 would reduce our annual effective tax rate if recognized. Interest and penalties are classified as a component of income tax expense. Due to net operating losses incurred, tax years from 1999 to 2011 remain open to examination by the major taxing jurisdictions to which we are subject.

8. Employee Benefit Plans

401(k) Plan

We have a defined contribution 401(k) retirement plan (the “401(k) Plan”) covering substantially all employees that meet certain age requirements. Employees may contribute up to 90% of their compensation per year (subject to a maximum limit by federal tax law). Under the 401(k) Plan, we may elect to match a discretionary percentage of contributions. No such matching contributions have been made to the 401(k) Plan since its inception.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) permits our eligible employees to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 10% of the participant’s cash compensation subject to certain limitations, and the purchase price will not be less than 85% of the lower of the fair market value of the stock at either the beginning of the applicable “Offering Period” or the Purchase Date. Each Offering Period is 12 months, with new Offering Periods commencing every six months on the dates of February 1 and August 1 of each year. Each Offering Period consists of two (2) six month purchase periods (each a “Purchase Period”) during which payroll deductions of the participants are accumulated under the ESPP. The last business day of each Purchase Period is referred to as the “Purchase Date.” Purchase Dates are every six months on the dates of January 31 and July 31. Annually in January of each year, subject to Board discretion and certain limitations, shares reserved for the ESPP will automatically be increased by a number of shares equal to 1% of the total number of issued and outstanding shares of our common stock at the preceding year end. On January 30, 2009, July 31, 2009, January 29, 2010, July 30, 2010, January 31, 2011 and July 29, 2011, we issued 84,062, 108,629, 146,500, 60,909, 77,466 and 54,408 respectively, shares of common stock under the ESPP.

Equity Incentive Plans

In 2005, we adopted the 2005 Equity Incentive Plan, as amended (the “2005 Plan”), which replaced the 1999 Incentive Stock Plan and provides for the grant of incentive and nonstatutory stock options, restricted stock, stock bonuses, stock appreciation rights, and restricted stock units to employees, directors or consultants of the Company. Shares reserved include all shares that were available under the 1999 Incentive Stock Plan on the day it was terminated. Options generally vest over four years and expire ten years from the date of grant. In addition, incentive stock options may not be granted at a price less than the 100% of the fair market value on the date of grant. The term of the 2005 Plan is scheduled to end in March 2015. Annually in January of each year, subject to Board discretion and certain limitations, shares reserved for the 2005 Plan will automatically be increased by a number of shares equal to 3% of the total number of issued and outstanding shares of our common stock during the preceding year end.

A summary of our stock option activity, and related information for the year ended December 31, 2011 is as follows (in thousands except weighted-average exercise price and weighted-average remaining contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	8,353	$7.56
Granted	0	$0
Exercised	(376)	$6.02
Cancelled	(160)	$9.62

Outstanding at December 31, 2011	7,817	$7.59	6.3	$19,039

Exercisable at December 31, 2011	6,513	$7.65	6.0	$15,788

The weighted average fair values of options granted was $6.49 and $3.42 for the years ended December 31, 2010, and 2009, respectively. The total intrinsic value of options exercised was $3.0 million, $2.6 million, and $0.1 million determined as of the date of exercise during the years ended December 31, 2011, 2010, and 2009, respectively. The total fair value of options vested was $5.7 million, $6.7 million and $7.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

As share-based compensation expense recognized in the consolidated statement of operations for fiscal 2011, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Authoritative guidance for share-based payment requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

The following table summarizes information about stock options outstanding at December 31, 2011 (in thousands except for exercise price and contractual life):

Options Outstanding					Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.50 – $2.40	231	2.6	$1.67	$1,766	231	$1.67	$1,766
$3.19 – $4.71	1,612	6.9	$3.50	9,360	1,225	$3.56	7,048
$5.05 – $8.06	3,323	6.2	$7.03	7,574	2,953	$7.06	6,641
$8.26 – $9.21	837	6.0	$8.91	339	816	$8.90	333
$9.36 – $25.80	1,814	6.5	$12.41	0	1,288	$13.15	0

$0.50 – $25.80	7,817	6.3	$7.59	$19,039	6,513	$7.65	$15,788

We define in-the-money options at December 31, 2011 as options that had exercise prices that were lower than the $9.31 closing market price of our common stock at that date. The aggregate intrinsic value of options outstanding at December 31, 2011 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 6.0 million options that were in-the-money at that date. There were 5.2 million in-the-money options exercisable at December 31, 2011.

The following table sets forth a summary of our nonvested stock options and activity as of and for the year ended December 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2010	2,825	$4.21
Granted	0	0
Vested	(1,361)	4.18
Forfeited	(160)	5.65

Nonvested at December 31, 2011	1,304	$4.30

Valuation and expense information

The following table summarizes share-based compensation expense related to employee stock options, restricted stock, restricted stock units and employee stock purchases for the years ended December 31, 2011, 2010 and 2009 were allocated as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cost of sales	$1,438	$746	$580
Research and development	4,598	2,695	1,850
Selling, general and administrative	7,477	6,000	5,936

Share-based compensation expense included in operating expenses	$13,513	$9,441	$8,366

We estimated the fair value of each option grant and ESPP purchase rights on the date of grant using the Black-Scholes option pricing model with the below assumptions.

Options:

	Years Ended December 31,
	2011	2010	2009
Risk free interest rate	1.5 – 2.5%	1.8 –2.8%	2.0 – 2.8%
Dividend yield	0%	0%	0%
Expected volatility of the Company’s stock	0.68 – 0.69	0.67 –0.68	0.63 – 0.67
Expected life (in years)	6.1	6.1	6.1

ESPP:

	Years Ended December 31,
	2011	2010	2009
Risk free interest rate	0.21 – 0.26%	0.35 – 0.38%	0.5 – 1.0%
Dividend yield	0%	0%	0%
Expected volatility of the Company’s stock	0.31 – 0.49	0.32 – 0.45	0.69 – 0.91
Expected life (in years)	1	1	1

Restricted Stock Awards and Restricted Stock Units (RSUs)

We have periodically granted unvested restricted common stock awards to certain employees. As of December 31, 2011, a total of 151,963 such shares had been granted. RSU awards typically vest annually over one to four years. Vesting of all restricted common stock awards and RSUs is subject to continued employment and we have the right to repurchase unvested restricted stock award shares at the original issuance price of $0.001 per share subject to certain terms and conditions. The restricted stock and RSUs had a weighted-average fair value of $12.75 per share at date of grant. The total fair value of RSUs vested was $2.9 million and $0.5 million for the years ended December 31, 2011 and 2010, respectively.

The following table sets forth a summary of our RSU activity as of and for the year ended December 31, 2011 (in thousands except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at December 31, 2010	499	$9.94
Granted	1,754	13.99
Vested	(264)	10.84
Forfeited	(54)	13.04

Nonvested at December 31, 2011	1,935	$13.40	$18,014

Reserved Shares

We have reserved shares of common stock for future issuance as follows (in thousands):

	December 31,
	2011	2010
Stock options and awards under our plans:
Stock options granted and outstanding	7,817	8,353
Unvested RSUs	1,935	499
Reserved for future grant	342	41
Employee Stock Purchase Plan	1,591	1,102

Total	11,685	9,995

9. Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2011 and 2010 (in thousands except per share data):

	For the Three Months Ended
	December 31	September 30	June 30	March 31
Year ended December 31, 2011
Revenues	$22,421	$18,254	$21,417	$14,174
Gross profit	10,693	8,164	11,871	5,116
Total operating costs	22,969	21,472	19,260	16,986
Net loss attributable to common stockholders	(12,251)	(13,278)	(7,367)	(11,850)
Basic and diluted net loss per share attributable to common stockholders	$(0.18)	$(0.20)	$(0.11)	$(0.19)

Year ended December 31, 2010
Revenues	$15,636	$11,664	$11,786	$9,545
Gross profit	6,989	3,476	4,519	3,459
Total operating costs	16,875	16,538	15,787	14,533
Net loss attributable to common stockholders	(9,812)	(13,398)	(11,687)	(20,273)
Basic and diluted net loss per share attributable to common stockholders	$(0.16)	$(0.23)	$(0.20)	$(0.40)

10. Subsequent Events

Tandem Diabetes Care, Inc.

On February 1, 2012, we entered into a non-exclusive Development and Commercialization Agreement (the “Tandem Agreement”) with Tandem to integrate a future generation of our continuous glucose monitoring technology with Tandem’s t:slimTM insulin delivery system in the United States. Under the terms of the Tandem Agreement, we are entitled to receive up to $1.0 million to offset certain development, clinical and regulatory expenses. We are also entitled to receive an initial payment of $0.1 million as a result of the execution of the Tandem Agreement, a payment of $0.9 million within 30 days of the execution of the Tandem Agreement, and up to an additional $2.0 million upon the achievement of certain milestones related to regulatory submissions and approvals as set forth in the Tandem Agreement. Each of the milestones related to the Tandem Agreement is considered to be substantive.

Sweetspot

On February 21, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire the stock of SweetSpot Diabetes Care, Inc. (“SweetSpot”).

SweetSpot is a healthcare-focused information technology company with a platform for uploading and processing data from diabetes devices to advance the treatment of diabetes. SweetSpot specializes in turning raw output from patient devices into information for healthcare providers, patients and researchers. Through our planned acquisition of Sweetspot, we will have a software platform that enables our patients to aggregate and analyze data from numerous diabetes devices and to share it with their healthcare providers.

Arrangement consideration consists of (i) up to an aggregate of $3.0 million on the closing of the Merger (the “Closing Payment”) and (ii) up to $4.0 million in milestone payments, subject to the achievement of certain platform development milestones and regulatory approval of such development milestones (the “Milestone Payments”). The Closing Payment and the Milestone Payments are payable by us in shares of our Common Stock as determined in accordance with the Merger Agreement. In addition, at the effective time of the Merger, terms require us to pay $1.5 million to the holders of SweetSpot’s issued and outstanding convertible promissory notes (the “Promissory Note Payments”). The Promissory Note Payments are payable in shares of our Common Stock as determined in accordance with the Merger Agreement. Closing of the Merger is subject to customary conditions.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)

Allowance for doubtful accounts
Balance December 31, 2008	$67
Provision for doubtful accounts	356
Write-off and adjustments	(137)
Recoveries	0

Balance December 31, 2009	$286

Allowance for doubtful accounts
Balance December 31, 2009	$286
Provision for doubtful accounts	658
Write-off and adjustments	(497)
Recoveries	6

Balance December 31, 2010	$453

Allowance for doubtful accounts
Balance December 31, 2010	$453
Provision for doubtful accounts	733
Write-off and adjustments	(658)
Recoveries	75

Balance December 31, 2011	$603

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Our management, with the participation of the Chief Executive and Chief Financial Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP an independent Public Registered Accounting firm, as stated in their report which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DexCom, Inc.

We have audited DexCom, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). DexCom, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DexCom, Inc. maintained in all material respects effective internal control over financial reporting as of December 31, 2011 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DexCom, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011 of DexCom, Inc. and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 23, 2012

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

For the three fiscal years ended December 31, 2011—Schedule II Valuation and Qualifying Accounts, the financial statements in Part II, Item 8 of this annual report are incorporated by reference.

Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3.	Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing

3.01	Registrant’s Restated Certificate of Incorporation.	S-1/A	333-122454	March 3, 2005	3.03

3.02	Registrant’s Amended and Restated Bylaws.	8-K	000-51222	March 23, 2011	99.01

4.01	Form of Specimen Certificate for Registrant’s common stock.	S-1/A	333-122454	March 24, 2005	4.01

4.02	Second Amended and Restated Investors’ Rights Agreement, dated December 30, 2004.	S-1	333-122454	February 1, 2005	4.02

4.03	Form of Rights Agreement, between DexCom, Inc. and American Stock Transfer & Trust Company, including the Certificate of Designations of Series A Junior Participating Preferred Stock, Summary of Stock Purchase Rights and Forms of Right Certificate attached thereto as Exhibit A, B and C, respectively.	S-1/A	000-51222	March 24, 2005	4.03

10.01	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.	S-1	333-122454	February 1, 2005	10.01

10.02	1999 Stock Option Plan and related agreements.*	S-1	333-122454	February 1, 2005	10.02

10.03	2005 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreements.*	S-1/A	000-51222	March 24, 2005	10.03

10.04	2005 Employee Stock Purchase Plan and form of subscription agreement.*	S-1/A	000-51222	March 24, 2005	10.04

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing

10.05	Exclusive Patent License Agreement dated August 17, 2001 between SM Technologies, LLC and DexCom, Inc.**	S-1/A	000-51222	April 5, 2005	10.09

10.06	Agreement Regarding Terms of Sale dated May 23, 2003 between AMI Semiconductor, Inc. and DexCom, Inc.**	S-1/A	333-122454	April 5, 2005	10.10

10.07	Offer letter between DexCom, Inc. and Jorge Valdes dated October 16, 2005.*	10-K	000-51222	February 27, 2006	10.14

10.08	Office Lease Agreement, dated March 31, 2006, between DexCom, Inc. and Kilroy Realty, L.P.	8-K	000-51222	April 7, 2006	99.01

10.09	Offer letter between DexCom, Inc. and Steven R. Pacelli dated April 10, 2006.*	8-K	000-51222	April 13, 2006	99.01

10.10	Collaboration Agreement, dated November 10, 2008 between DexCom, Inc. and Edwards Lifesciences LLC.**	8-K/A	000-51222	January 28, 2009	10.1

10.11	Amended and Restated Joint Development Agreement, dated January 12, 2009, between DexCom, Inc. and Animas Corporation.**	8-K/A	000-51222	January 28, 2009	10.1

10.12	OUS Commercialization Agreement, dated January 12, 2009, between DexCom, Inc. and Animas Corporation.**	8-K/A	000-51222	January 28, 2009	10.2

10.13	Form of Amended and Restated Executive Change of Control & Severance Agreement.*	10-K	000-51222	March 5, 2009	10.20

10.14	Amended and Restated Offer Letter Agreement dated December 19, 2008 between DexCom, Inc. and Terrance H. Gregg.*	10-K	000-51222	March 5, 2009	10.21

10.15	Letter Agreement, between Edwards Lifesciences LLC and DexCom, Inc., dated May 5, 2009.	10-Q	000-51222	August 3, 2009	10.22

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing

10.16	Non-Exclusive Distribution Agreement, between RGH Enterprises, Inc. and DexCom, Inc., dated April 30, 2008.**	10-Q	000-51222	August 3, 2009	10.23

10.17	Letter of Amendment of the Amended and Restated Joint Development Agreement, between Animas Corporation and DexCom, Inc., dated July 30, 2009.**	10-Q	000-51222	November 4, 2009	10.24

10.18	Amendment No. 1 to the Commercialization Agreements, between Animas Corporation and DexCom, Inc., dated July 30, 2009.**	10-Q	000-51222	November 4, 2009	10.25

10.19	Amended and Restated Development, Manufacturing, Licensing and Supply Agreement, between DSM PTG, Inc. and DexCom, Inc., dated February 19, 2010.**	10-K	000-51222	March 9, 2010	10.25

10.20	Form of Restricted Stock Unit Award Agreement.	10-Q	000-51222	May 5, 2010	10.26

10.21	First Amendment to Office Lease between DexCom, Inc. and Kilroy Realty, L.P., dated August 18, 2010.	10-Q	000-51222	November 4, 2010	10.27

10.22	2005 Equity Incentive Plan, as amended.*	10-Q	000-51222	May 3, 2011	10.25

10.23	Amendment Number One to Non-Exclusive Distribution Agreement, between RGH Enterprises, Inc. and DexCom, Inc., dated March 29, 2011.**	10-Q/A	000-51222	July 1, 2011	10.26

10.24	Amendment No. 2 to the OUS Commercialization Agreement, between Animas Corporation and DexCom, Inc., dated June 7, 2011.**	10-Q	000-51222	August 3, 2011	10.27

10.25	Offer letter between DexCom, Inc. and Kevin Sayer dated May 3, 2011.*	10-Q	000-51222	August 3, 2011	10.28

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing

10.26	Research and Development Agreement, between Roche Diagnostics Operations, Inc. and DexCom, Inc. dated November 1, 2011.**					X

21.01	List of Subsidiaries.					X

23.01	Consent of Independent Registered Public Accounting Firm.					X

24.01	Power of Attorney. (See page 71 of this Form 10-K).					X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensatory plan.
**	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and were filed separately with the Securities and Exchange Commission.
***	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that DexCom specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXCOM, INC.
(Registrant)

Dated: February 23, 2012	By:	/S/ JESS ROPER
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

Signature	Title	Date

/s/ TERRANCE GREGG Terrance Gregg	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2012

/S/ KEVIN SAYER Kevin Sayer	President and Director	February 23, 2012

/S/ JESS ROPER Jess Roper	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2012

/S/ JONATHAN LORD Jonathan Lord, M.D.	Chairman of the Board of Directors	February 23, 2012

/S/ NICHOLAS AUGUSTINOS Nicholas Augustinos	Director	February 23, 2012

/S/ MARTIN DOORDAN Martin Doordan	Director	February 23, 2012

/S/ BARBARA KAHN Barbara Kahn	Director	February 23, 2012

/S/ JAY SKYLER Jay Skyler, M.D.	Director	February 23, 2012

/S/ ERIC TOPOL Eric Topol, M.D.	Director	February 23, 2012