Form 10-K/A
period 2011-12-31
DEXCOM INC
filed 2012-03-28
CIK 1093557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 26, 2012
Common stock, $0.001 par value per share	68,534,954 shares

DexCom, Inc.

EXPLANATORY NOTE

On February 23, 2012, DexCom, Inc. (“DexCom”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Annual Report”) with the Securities and Exchange Commission (“SEC”). DexCom is filing this Amendment No. 1 to the Annual Report (this “Amendment”) for the purpose of including the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, as permitted under General Instruction G(3) to Form 10-K. In connection with the filing of this Amendment, DexCom is also including certain currently dated certifications of our Chief Executive Officer and Chief Financial Officer. This Amendment makes reference to the date of the Annual Report, and DexCom has not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Annual Report, or modified or updated the disclosures contained in the Annual Report in any way other than as specifically set forth in this Amendment. Accordingly, this Amendment should be read in conjunction with the Annual Report and other filings made by DexCom with the SEC subsequent thereto.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The following is biographical information as of March 1, 2012 for the members of our Board of Directors (the “Board”).

Nicholas Augustinos has served on our Board since November 2009. Since November 2011, Mr. Augustinos has worked for Cardinal Health, Inc. as its Senior Vice President for Health Information Services and Strategy. In his current position with Cardinal Health, Mr. Augustinos is responsible for leading Cardinal Health’s strategy and presence in the information and healthcare analytics space. From March 2005 through October 2011, Mr. Augustinos worked for Cisco Systems, Inc. (“Cisco”), a networking company. At Cisco, he held various positions, including Director of Cisco’s Internet Business Solutions Group, Senior Director, Global Healthcare Solutions Group, and most recently Senior Director of Global Healthcare Operations. From March 2006 to November 2010, Mr. Augustinos held a seat on the Board of Directors of Continua Alliance, a non-profit, open industry coalition of the healthcare and technology companies collaborating to improve the quality of personal healthcare. In June 2011, Mr. Augustinos was appointed to the Board of Directors of the SCAN Foundation, an organization dedicated to advancing the development of a sustainable continuum of quality care for seniors. Having a 27 year career in healthcare and healthcare technology, Mr. Augustinos has broad managerial, consulting and business development experience in the private and public sectors. Mr. Augustinos has worked with a diverse range of leading healthcare delivery systems, healthcare insurers and government organizations globally and brings to the Board significant business and market development experience related to the business issues facing early stage commercialization companies.

Martin L. “Chip” Doordan has served on our Board since April 2011. From 1994 until his retirement in June 2011, Mr. Doordan served as Chief Executive Officer of Anne Arundel Health System, Inc., a not-for-profit healthcare system based in Annapolis, Maryland that offers a broad range of health care services with over 3,200 employees. Mr. Doordan joined the Anne Arundel Medical Center in 1972 and was named as president of Anne Arundel Medical Center in 1988. Mr. Doordan earned his undergraduate degree from the University of Delaware, and holds a Masters of Arts in Health Care Administration from George Washington University and a Masters of Science from the University of Maryland. With his long tenure leading the growth of a large hospital system, Mr. Doordan brings significant operational experience and insight to the Board.

Terrance H. Gregg has served on our Board since May 2005, and as our Chief Executive Officer (“CEO”) since June 2007. Mr. Gregg concurrently served as our President from June 2007 to June 2011. Since September

2007, Mr. Gregg has served on the board of Taking Control of Your Diabetes (“TCOYD”), a not for profit organization specializing in the diabetes education of patients. From 1999 to June 2007, Mr. Gregg served as a director of Vasogen, Inc., an immunotherapy company focused on heart failure and neurogenerative diseases, and served as its Chairman from 2006 to 2007. From 2004 to 2009, Mr. Gregg served as a Special Venture Partner with Galen Collaborative Capital, a private equity firm. Mr. Gregg has also operated Soleil Partners LLC, formerly THG Consulting LLC, a health care advisory firm since 2002. From July 2002 to September 2004, Mr. Gregg served as a senior advisor to the diabetes business of Medtronic, Inc., a medical technology company. Mr. Gregg served as President and Chief Operating Officer of MiniMed, Inc., a medical technology company focused on insulin pumps for people with diabetes, from October 1996 until its acquisition by Medtronic, Inc. in August 2001, and Mr. Gregg served as a Vice President of Medtronic and President of Medtronic MiniMed after the acquisition until July 2002. Mr. Gregg formerly served as the Chairman of the American Diabetes Association Research Foundation Board. Mr. Gregg received a B.S. from Colorado State University. As our CEO, Mr. Gregg brings to the Board significant senior leadership, industry, technical, and global experience. As CEO, Mr. Gregg has direct responsibility for our strategy and operations.

Barbara Kahn has served on our Board since April 2011. Since January 2011, Ms. Kahn has served as the Patty and Jay H. Baker Professor of Marketing and the Director of the Jay H. Baker Retailing Center at The Wharton School, where she previously served as the Dorothy Silberberg Professor of Marketing from June 1990 to July 2007. Prior to rejoining Wharton, Dr. Kahn served for three and a half years as the Dean and Schein Family Chair Professor of Marketing at the School of Business Administration, University of Miami, Coral Gables, Florida from August 2007 to January 2011. Dr. Kahn received her Ph.D., M.B.A. and M.Phil degrees from Columbia University, and a B.A. in English Literature from the University of Rochester. Through Dr. Kahn’s experience in consumer-based research, she provides the Board with senior leadership and critical guidance on issues relating to market and product development.

Jonathan T. Lord, M.D. has served on our Board since May 2008, and as our Chairman since May 2010. Dr. Lord currently serves as the Chief Operating Officer of the Miller School and UHealth-University of Miami Health System. From August 2011 to March 2012, Dr. Lord served as the Chief Innovation Officer at the University of Miami, Florida, and was also a professor of pathology at the University’s Miller School of Medicine. From April 2009 to January 2010, Dr. Lord served as President and Chief Executive Officer of Navigenics, Inc., a privately held healthcare company. From April 2000 to April 2009, Dr. Lord served as Chief Innovation Officer and Senior Vice President at Humana Inc., a health benefits company. From October 1999 to April 2000, Dr. Lord served as President of Health Dialog, a health information provider, and from April 1997 to October 1999, he served as Chief Operating Officer of the American Hospital Association, a national organization representing hospitals, health care networks and their patients. Dr. Lord also serves as a director of Stericyle, Inc., a publicly-traded company, and Veracyte, a privately held company. Dr. Lord received a B.S. degree in chemistry and a M.D. degree from the University of Miami. Through Dr. Lord’s experience in healthcare technology and insurance, he provides the Board with senior leadership and critical guidance on issues relating to technology, market and commercial development.

Kevin Sayer has served on our Board since November 2007, and as our President since June 2011. From April 2007 to December 2010, Mr. Sayer served as Chief Financial Officer of Biosensors International Group, Ltd. (“Biosensors”), a medical technology company developing, manufacturing and commercializing medical devices used in interventional cardiology and critical care procedures. Prior to joining Biosensors from May 2005 to April 2007, Mr. Sayer served as an independent healthcare and medical technology industry consultant. From March 2004 to May 2005, Mr. Sayer was Executive Vice President and Chief Financial Officer of Specialty Laboratories, Inc., a company offering clinical reference laboratory services. From August 2002 to March 2004, Mr. Sayer worked as an independent healthcare and medical technology industry consultant. Mr. Sayer served as Chief Financial Officer of MiniMed, Inc. from May 1994 until it was acquired by Medtronic, Inc. in August 2001. Mr. Sayer served as Vice President and General Manager of Medtronic MiniMed after the acquisition until August 2002. Mr. Sayer is a Certified Public Accountant (inactive) and received his Master’s Degree in Accounting and Information Systems concurrently with a B.A., both from Brigham Young University.

Mr. Sayer’s experience as Chief Financial Officer for Biosensors and MiniMed, as well as his educational background in accounting, provides the Board with significant experience in financial and transactional matters.

Jay S. Skyler, M.D., MACP has served on our Board since September 2002. Dr. Skyler is a Professor of Medicine, Pediatrics and Psychology and Deputy Director of the Diabetes Research Institute at the University of Miami in Florida, where he has been employed since 1976. Dr. Skyler also serves as Study Chairman for the National Institute of Diabetes & Digestive & Kidney Diseases Type 1 Diabetes TrialNet clinical trials network. Dr. Skyler also serves as a director of Amylin Pharmaceuticals, Inc., and served as a director of MiniMed, Inc. until its acquisition by Medtronic, Inc. in 2001. Dr. Skyler received a B.S. from Pennsylvania State University and an M.D. from Jefferson Medical College. As a scholar and educator in the field of endocrinology, Dr. Skyler brings to the Board industry and technical experience directly related to our company’s research and development. In addition, Dr. Skyler’s board service with other public companies provides cross-board experience.

Eric Topol, M.D. has served on our Board since July 2009. Since January 2007, Dr. Topol has served as the Director of the Scripps Translational Science Institute, a National Institutes of Health funded program of the Clinical and Translational Science Award Consortium. He is Professor of Translational Genomics at the Scripps Research Institute, the Chief Academic Officer of Scripps Health, and a senior consulting cardiologist at Scripps Clinic. Prior to Scripps, Dr. Topol served on the faculty of Case Western Reserve University as a professor in genetics, chaired the Department of Cardiovascular Medicine at Cleveland Clinic for 15 years and founded the Cleveland Clinic Lerner College of Medicine. Dr. Topol served on the Scientific Advisory Board of Cardionet, Inc., and currently serves on the Board of Directors of Sotera Wireless, Inc., a privately held company. Since April 2009, he has served as the Vice-Chairman and Founding Board Member of the Gary and Mary West Wireless Health Institute. As a practicing physician, academic and thought leader in wireless healthcare technologies, Dr. Topol is uniquely situated to provide the Board with guidance on its technology, clinical and market development.

EXECUTIVE OFFICERS

The following is biographical information as of March 1, 2012 for our executive officers with the exception of our Chief Executive Officer and President who are discussed above.

Name	Age	Position
Jess Roper	47	Vice President and Chief Financial Officer (“CFO”)
Andrew K. Balo	64	Senior Vice President of Clinical and Regulatory Affairs
Richard Doubleday	49	Vice President of Sales
John Lister	37	Vice President of Legal Affairs
Jeffrey Moy	51	Senior Vice President of Operations
Steven R. Pacelli	40	Chief Operating Officer (“COO”)
Jorge Valdes	50	Chief Technical Officer (“CTO”)

Jess Roper has served as our Vice President and Chief Financial Officer since March 2008. Mr. Roper joined us in March 2005 as Director of Finance and served as interim Chief Financial Officer from July 2007 to February 2008. From December 2003 to March 2005, Mr. Roper served initially as Director of Finance and subsequently as Controller for SeraCare Life Sciences, Inc., a manufacturer of plasma-based products. From September 2002 to December 2003, Mr. Roper served as Accounting Manager for Nanogen, Inc., a developer of diagnostic products. Mr. Roper previously served as an auditor with PricewaterhouseCoopers, and a Bank and Information Systems Examiner with the Office of the Comptroller of the Currency. Mr. Roper received a B.S. in Finance and an M.S. in Corporate Accountancy from San Diego State University. Mr. Roper is a licensed Certified Public Accountant.

Andrew K. Balo has served as our Senior Vice President of Clinical and Regulatory Affairs since March 2008, and from February 2002 to March 2008, served as our Vice President of Clinical and Regulatory Affairs. From June 1999 to February 2002, Mr. Balo served as Vice President, Regulatory and Clinical Affairs of Innercool Therapies, Inc., a medical technology company. Mr. Balo received a B.S. from the University of Maryland.

Richard Doubleday has served as our Vice President of Sales since June 2009. From May 1988 to June 2009, Mr. Doubleday served in various roles for Johnson & Johnson, Inc. (“J&J”), including Director of Marketing for J&J subsidiary Animas Corporation, a manufacturer of insulin pumps, from July 2006 to June 2009, and Field Sales Director for J&J subsidiary LifeScan, Inc., a manufacturer of blood glucose monitoring systems, from August 2002 to October 2005. Mr. Doubleday received a B.A. from Michigan State University.

John Lister has served as our Vice President of Legal Affairs since May 2009. From January 2008 to May 2009, Mr. Lister served as our Director of Legal Affairs. Mr. Lister served as a corporate attorney for Fenwick & West LLP from June 2004 to January 2008, where he specialized in corporate finance, mergers and acquisitions, corporate compliance and general business matters for life sciences and technology companies. Mr. Lister received a B.A. from Claremont McKenna College, and a J.D. from the University of San Francisco. Mr. Lister is a member of the State Bar of California.

Jeffrey Moy has served as our Senior Vice President of Operations since January 2011, and previously served as our Vice President of Operations from September 2008 to January 2011. Previously, Mr. Moy served as our Senior Director of Manufacturing from September 2007 to September 2008. From April 2004 to August 2007, Mr. Moy served as Senior Director of Manufacturing for Biosite, Inc., a manufacturer of diagnostic products for laboratory medicine. Mr. Moy received a B.S. from the University of Pennsylvania and a Masters in Engineering from Cornell University.

Steven R. Pacelli has served as our Chief Operating Officer since June 2010, and previously served as our Chief Administrative Officer from December 2008 to June 2010. Previously, Mr. Pacelli served as our Senior Vice President of Corporate Affairs from July 2007 to December 2008, and as our Vice President of Legal Affairs from April 2006 to July 2007. From March 2003 to April 2006, Mr. Pacelli served as a corporate attorney with Stradling Yocca Carlson & Rauth where he specialized in public and private finance, mergers and acquisitions and general corporate matters for life sciences and technology companies. From February 2001 to March 2003, Mr. Pacelli served as Vice President of Corporate Development, Secretary and General Counsel of Axcelerant, Inc., a provider of secure managed business network services. From January 2000 to January 2001, Mr. Pacelli served as Vice President, Secretary and General Counsel of Flashcom, Inc., a provider of consumer broadband DSL services. Mr. Pacelli received a B.A. from the University of California, Los Angeles and a J.D. from the University of Virginia. Mr. Pacelli is a member of the State Bar of California.

Jorge Valdes has served as our Chief Technical Officer since June 2010, and previously served as our Senior Vice President of Operations from July 2007 to June 2010, and from November 2005 to July 2007, served as our Vice President of Engineering. From July 1999 to March 2005, Mr. Valdes served as Vice President of Engineering at Advanced Fibre Communications (“AFC”) a provider of broadband access solutions. Mr. Valdes also served as General Manager for the fiber to the premise (FTTP) business unit of AFC beginning in May 2004. Mr. Valdes received a B.S. and an M.B.A. from the University of Miami, Florida.

CORPORATE GOVERNANCE

Board of Directors’ Role in Risk Oversight

Management continually monitors the material risks we face, including financial risk, strategic risk, operational risk, and legal and compliance risk. The Board of Directors is responsible for exercising oversight of management’s identification and management of, and planning for, those risks. In fulfilling this oversight role, our Board of Directors focuses on understanding the nature of our enterprise risks, including our operations and strategic direction, as well as the adequacy of our risk management process and overall risk management system. Our Board of Directors performs these functions in a number of ways, including the following:

•

at its regularly scheduled meetings, the Board of Directors receives management updates on our business operations, financial results, compliance committee activities, and strategy and discusses risks related to the business;

•

the audit committee assists the Board of Directors in its oversight of risk management by discussing with management our guidelines and policies regarding financial and enterprise risk management, including major risk exposures, and the steps management has taken to monitor and mitigate such exposures; and

•

through management updates and committee reports, the Board monitors our risk management activities, including the enterprise risk management process, risks relating to our compensation programs, and financial and operational risks.

Information Regarding the Board of Directors and its Committees

Our Board of Directors has an audit committee, a compensation committee and a nominating and governance committee. The following is membership and meeting information for each of these committees during the fiscal year ended December 31, 2011, as well as a description of each committee and its functions.

Name	Audit Committee		Compensation Committee		Nominating and Governance Committee
Terrance H. Gregg
Kevin Sayer(1)
Nicholas Augustinos	X				X
Martin L. Doordan(2)			X		X
Barbara E. Kahn(3)	X
Jonathan T. Lord, M.D.	X	*	X		X
Jay S. Skyler, M.D.			X		X	*
Eric Topol, M.D.			X	*	X
Total meetings in fiscal year 2011	8		4		4

*	Committee Chairperson
(1)

On June 1, 2011, Mr. Sayer was appointed to the position of President of DexCom. In connection with his appointment as President, Mr. Sayer resigned as Chairman of the Audit Committee of the Board of Directors.

(2)

Mr. Doordan was appointed to the Board of Directors in April 2011. At the time of his appointment to the Board of Directors, Mr. Doordan joined the Compensation Committee and Nominating and Governance Committee.

(3)	Ms. Kahn was appointed to the Board of Directors in April 2011. At the time of her appointment to the Board of Directors, Ms. Kahn joined the Audit Committee.

Audit Committee

The audit committee operates pursuant to a written charter that is available on our website at http://www.dexcom.com. The audit committee reviews and evaluates our financial statements, accounting practices and our internal accounting procedures, selects and engages the appointment of our independent registered public accounting firm and reviews the results and scope of the audit and other services provided by our independent registered public accounting firm.

Audit Committee Financial Experts. Our Board of Directors has determined that Dr. Lord qualifies as an “audit committee financial expert,” as defined in applicable Securities and Exchange Commission (“SEC”), rules. In addition, each member of our audit committee possesses the financial qualifications required of audit committee members set forth in the rules and regulations of the NASDAQ Global Select Market. The Board made a qualitative assessment of the committee members’ level of knowledge and experience based on a number of factors, including formal education and experience.

Compensation Committee

The compensation committee operates pursuant to a written charter that is available on our website at http://www.dexcom.com. The compensation committee reviews and determines the compensation and benefits of our executive officers, reviews and recommends to our Board the compensation for our non-employee directors, reviews annually and recommends to our Board cash-based and equity-based incentive compensation under our equity compensation and employee benefits plans and reviews our general policies relating to compensation and benefits. See “Executive Compensation—Compensation Discussion and Analysis” later in this Form 10-K/A for information concerning the committee’s role, processes and activities in overseeing executive compensation.

Each member of this committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

Compensation Committee Policies and Procedures. The compensation committee reviews management’s recommendations for compensation and benefits for executive officers. The compensation committee reviews and determines the amount and composition of executive compensation to be paid to the executive officers, including the CEO.

The compensation committee annually reviews and evaluates base salary and bonuses for all executive officers, and in conducting such reviews, places primary consideration upon the recommendations by the CEO, along with the rationale for such recommendations, with the exception of the compensation review of the CEO himself. The CEO does not participate in the compensation committee’s review or decision as to his compensation package. In establishing individual compensation levels, the compensation committee considers our overall strategic objectives and performance, our stock performance, peer group comparisons and individual performance. No formula is used to determine an executive’s salary. Our overall performance and the achievement of financial and business objectives are considered.

Management’s Role in the Compensation-Setting Process. Management, including our named executive officers, plays some role in the compensation-setting process. The most significant aspects of management’s role are evaluating employee performance, assisting in establishing performance targets and objectives, and recommending salary levels and equity awards. The CEO works with the compensation committee in establishing the agenda for compensation committee meetings. Management also prepares meeting information for each compensation committee meeting.

Use of Compensation Consultants. The compensation committee has in the past engaged compensation consultants to conduct a review and analysis of how our compensation practices compare with our peer group of companies, including during 2006, 2007, 2009 and 2011.

Nominating and Governance Committee

The nominating and governance committee operates pursuant to a written charter that is available on our website at http://www.dexcom.com. The nominating and governance committee makes recommendations to our Board of Directors concerning candidates for election to our Board of Directors and oversees our compliance activities and other corporate governance matters.

The nominating and governance committee considers director nominees recommended by sitting directors, officers, employees, stockholders and others using the same criteria to evaluate all candidates. The nominating and governance committee reviews each candidate’s qualifications, including whether a candidate possesses any of the specific qualities and skills desirable in certain members of the Board. Evaluations of candidates generally involve a review of background materials, internal discussions and interviews with selected candidates as appropriate. Upon selection of a qualified candidate, the nominating and governance committee recommends the candidate for consideration by the full Board. The nominating and governance committee may engage consultants or third-party search firms to assist in identifying and evaluating potential nominees, but has not done so to date.

Nominees for the Board should be committed to enhancing long-term stockholder value and must possess a high level of personal and professional ethics, sound business judgment and integrity. The Board’s policy is to encourage selection of directors who will contribute to our overall corporate goals: responsibility to our stockholders, technology leadership in diabetes care, effective execution, high customer satisfaction and superior employee working environment. The nominating and governance committee may from time to time review the appropriate skills and characteristics required of Board members, including such factors as personal skills, diversity and professional experience in diabetes care, medical technology, finance, marketing, international business, financial reporting and other areas that are expected to contribute to an effective board of directors. In evaluating potential candidates for the Board, the nominating and governance committee considers these factors in the light of the specific needs of the Board at that time. While we do not have a formal policy with regard to the consideration of diversity in identifying director nominees, the nominating and governance committee strives to nominate directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills, and expertise to oversee our business effectively. Board members are expected to prepare for, attend and participate in meetings of the Board and committees on which they serve, and are strongly encouraged to attend our annual meetings of stockholders.

The nominating and governance committee will consider director candidates recommended by stockholders. The nominating and governance committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the nominating and governance committee to become nominees for election to the Board at an annual meeting of stockholders must do so in accordance with the procedures set forth in our proxy statement for that annual meeting. To date, the nominating and governance committee has not received a director nominee from a stockholder or stockholders holding more than five percent of our voting stock.

Meetings of the Board of Directors and Board and Committee Member Attendance

Our Board of Directors met eight times during the last fiscal year. Each Board member attended 75% or more of the aggregate of the meetings of the Board and of the committees on which he served, held during the period for which he was a director or committee member, respectively. We encourage all of our directors and nominees for director to attend our annual meeting of stockholders. Directors who attended our annual meeting of stockholders in 2011 included Terrance H. Gregg, Nicholas Augustinos, Martin L. Doordan, Jonathan T. Lord, M.D., Kevin Sayer, Jay S. Skyler, M.D. and Eric Topol, M.D.

Code of Business Conduct and Ethics

We have adopted a Code of Conduct and Ethics for Employees and Directors that applies to all of our officers, directors and employees. We have also adopted an additional written code of ethics, the Code of Conduct and Ethics for Chief Executive Officer and Senior Finance Department Personnel, for financial employees that applies to our principal executive officer, principal financial officer, chief operating officer, principal accounting officer, controller and other employees of the finance department designated by our CFO. These codes are available on our website at http://www.dexcom.com. If we make any substantive amendments to the codes or grant any waiver from a provision of the codes to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website, as well as via any other means then required by NASDAQ listing standards or applicable law.

In addition, the key practices and procedures of the Board are outlined in the Corporate Governance Principles available on our website at www.dexcom.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The compensation committee of the Board of Directors has principal responsibility for establishing, implementing and continually monitoring adherence to our compensation philosophy and objectives. The committee’s duties include evaluating the performance and advising the Board on the compensation of our Chief Executive Officer, and setting the compensation of our other executive officers and directors, as well as performing oversight of our compensation arrangements, plans, policies and programs for employees generally.

General Objectives and Philosophy

Our compensation philosophy for all employees, including our executive officers, is to ensure that our compensation program:

•	supports our key strategic and financial goals;

•	relates directly to our corporate performance;

•	appropriately manages compensation related risk within the context of our business strategies; and

•	provides a total compensation package that is competitive and enables us to attract, motivate, reward and retain executive officers and employees.

Different compensation elements are geared to reward short and longer-term performance with a common goal of increasing value for our key constituencies—patients, healthcare providers, stockholders and our employees. We believe that the compensation of our executive officers and employees should reflect our performance as an organization, and their performance as individuals, in attaining key financial and operating objectives established by our Board of Directors. In addition, we strive to promote an ownership mentality among our executive officers and employees, which we believe is best achieved through our equity incentive programs. As a company operating at an early stage of commercialization, we have not yet become profitable. Accordingly, as an essential part of our efforts to achieve profitability, we endeavor to conserve our cash resources. To that end, one important aspect of our overall compensation philosophy is to minimize cash compensation relative to our peer group of companies in favor of equity compensation, which we believe best aligns the interests of our employees with our stockholders. Above all, we intend to ensure that our compensation program is perceived as fundamentally fair to all key constituencies.

Fiscal 2011 Compensation Overview

Although it was anticipated that fiscal 2011 would be a difficult year for the economy, we nevertheless expected our business to achieve:

•	substantial increases in product revenue;

•	a decrease to our operating loss; and

•	various operating goals to maintain and advance our technology advantage and commercial development.

When designing our fiscal 2011 executive officer compensation program, the compensation committee considered our fiscal 2011 budget, as well as the goals set forth above. As a result, with respect to our program of annual and long-term compensation, the compensation committee:

•	froze 2011 base annual salary for our CEO, COO and CTO and increased the base annual salary for our CFO by just 2.4% as part of our goal to conserve cash;

•	shifted a greater proportion of potential cash compensation to our annual cash incentive award program which awards are paid only upon achievement of various financial and operational goals; and

•	maintained equity compensation at approximately the 75th percentile of our peer group to be consistent with the philosophy to favor equity compensation and conserve cash.

We believe the compensation program for the named executive officers was instrumental in helping us achieve strong performance in 2011. Our product revenue grew to approximately $65.9 million in 2011 from $40.2 million in 2010, representing an increase of $25.7 million or 64% over the prior year.

Role of Management

Management provides data, analyses, input and recommendations to the compensation committee through our CEO. Our CEO, with the support of management representatives from finance, legal and human resources, provides input on various values for the compensation committee to consider when determining each element of compensation. The compensation committee gives significant weight to our CEO’s and President’s evaluation of each named executive officer’s performance and recommendations of appropriate compensation (other than their own). The compensation committee reviews such assessments and recommendations; however, the compensation committee’s decisions are made by the compensation committee in its sole discretion, and outside of the presence of any impacted executive officers.

Stockholder Advisory Vote on Executive Compensation

At our 2011 annual general meeting, our stockholders expressed strong support for our executive compensation program, with approximately 88.5% of votes cast in favor of the advisory vote proposal. When designing our 2012 executive compensation program, the compensation committee considered, among other things, the vote results from our annual meeting. After careful consideration, the compensation committee determined not to make any significant changes to the design of our executive compensation program for 2012 as a result of our 2011 advisory vote.

Compensation Consultant Engagement

In September 2009, we retained the services of Compensia, Inc. Compensia was charged, among other things, with conducting a competitive assessment of our executive compensation. In addition to talking to members of our compensation committee and participating in meetings of the compensation committee, Compensia analyzed publicly available compensation related data and worked with our CEO to obtain historical data and insight into our previous compensation practices. In preparing its analysis, Compensia utilized a peer group of publicly traded companies consisting of firms directly comparable in size and industry to ours, and who are direct competitors to us for valued employees in the medical technology business. The companies in this peer group are in similar stages of their business lifecycle within the medical technology sector, and have similar annual revenue performance, market capitalizations, or headcounts. Our peer group for 2011 included the following companies:

Abaxis, Inc.	Insulet Corporation

Abiomed, Inc.	NuVasive, Inc.

ATS Medical, Inc.	Orthovita, Inc.

Conceptus, Inc.	Palomar Medical Technologies, Inc.

Cutera, Inc.	Somanetics Corporation

Genoptix, Inc.	Stereotaxis, Inc.

Hansen Medical, Inc.	Volcano Corporation

Home Diagnostics, Inc.

Our CEO and the Chairman of our compensation committee assisted Compensia in ensuring the peer group used was appropriate. In the second half of 2011, our compensation committee engaged Compensia to perform another base salary, cash bonus and equity compensation analysis for fiscal 2012 compensation planning purposes, to ensure optimal alignment of our compensation practices with the interests of our stockholders and other key constituencies.

Peer Group Data. The compensation committee targets each officer’s total direct annual compensation to within the median range for comparable positions in our peer group. The compensation committee structures our officer compensation program so that outstanding performance measured against our compensation plans’ metrics and associated goals generates total direct annual compensation above the median range. On the other hand, achievement below compensation plan goals generates total direct annual compensation below the median range, which reflects the compensation committee’s pay-for-performance philosophy. The compensation committee also considers peer group data when determining compensation practices.

The compensation committee may adjust a component of a named executive officer’s pay or total direct annual compensation above or below the median range to acknowledge the value and experience he or she brings to the role, demonstrated success in meeting key objectives and sustained high-level performance. The differences in compensation levels among our named executive officers are primarily attributable to the differences in the median range of compensation for similar positions in our peer group.

Named Executive Officers for Fiscal 2011

For fiscal 2011, our named executive officers were:

•	Terrance Gregg, Chief Executive Officer;

•	Kevin Sayer, President;

•	Jess Roper, Vice President and Chief Financial Officer;

•	Steven Pacelli, Chief Operating Officer; and

•	Jorge Valdes, Chief Technical Officer.

Details and Elements of our 2011 Compensation

Since our primary business goals to achieve profitability and maintain a technology advantage within our field did not change from 2010 to 2011, the structure and elements of our officer compensation program therefore remained largely consistent during these years. The compensation committee designed the program to focus our officers on leading our entire organization toward achieving both short-term and long-term strategic and operational goals, and increasing stockholder value, without encouraging excessive risk taking. Fiscal 2011 cash compensation actually paid to our named executive officers was at target and reflected our strong fiscal 2011 commercial performance and the compensation committee’s pay-for-performance philosophy. The compensation committee reviews competitive market information with our CEO for each executive officer. The compensation committee provides a recommendation to the Board on the CEO’s compensation. In addition, at the beginning of each fiscal year, the compensation committee reviews each executive officer’s performance for the last year and objectives for the next year, together with the executive officer’s responsibilities and experience level. The compensation committee also considers our overall fiscal performance compared to our fiscal objectives and performance targets. The relative weight given to these factors varies with each individual at the discretion of the compensation committee.

Elements of compensation for our employees, including our executive officers, include:

•	base salary that is designed primarily to be competitive with base salary levels in effect at comparable medical technology companies with which we compete for personnel;

•	cash incentive awards that are contingent upon the achievement of annual financial and operational performance goals established by the Board of Directors; and

•	long-term equity incentives, including restricted stock unit grants, targeted at approximately the 75th percentile of equity compensation levels in effect at the peer group in order to:

•	conserve our cash resources to support our goal of achieving profitability;

•	increase alignment of management’s interests with the long-term interests of our stockholders; and

•	encourage employees to behave like owners and reward them as long-term stockholder value is created.

Consistent with the principles of our executive officer compensation outlined above, an executive officer’s total direct compensation is based upon our overall performance and the performance of that individual executive officer. We do not have a pre-established policy or target for allocating between fixed and variable compensation or among the different types of variable compensation, although the allocation is influenced by the compensation committee’s assessment of the compensation practices of the companies in the peer group and our short-term and long-term strategic objectives. Variable compensation generally consists of annual cash incentive compensation and long-term equity incentives, and generally represents the primary portion of the total direct compensation opportunity for each executive officer. The compensation committee believes that the executive officers’ consistent and sustained performance can have a direct and significant impact on long-term stockholder value.

Base Salary

We provide our executive officers and other employees with a base salary to compensate them for services rendered during the fiscal year. We determine base salaries for our executive officers based in part on our review of prevailing compensation practices in our peer group and the following factors: the scope of responsibilities, experience, past performance and objectives for the year. Consistent with our philosophy to pay for performance, as well as to conserve our cash resources as we work towards profitability, the compensation committee targeted base salaries at or below the 50th percentile of our peer group for each named executive officer.

On December 30, 2010, the Board approved 2011 base salaries for our named executive officers. In an effort to conserve our cash, for 2011 there was no increase in the base salary of our CEO, our COO, or our CTO, and the base salary increase for our CFO was approximately 2.4%, reflecting our desire to conserve cash. The annual base salary in fiscal 2011 for Terrance Gregg was $420,000; for Jess Roper was $210,000 (increase from $205,000 in 2010); for Kevin Sayer was $300,000; for Steven Pacelli was $270,000; and for Jorge Valdes was $270,000. Mr. Pacelli and Mr. Valdes were promoted to Chief Operating Officer and Chief Technical Officer, respectively, on June 22, 2010 and in connection with such promotions, each received an increase to a base salary of $270,000. Neither Mr. Pacelli nor Mr. Valdes received an increase to their base salary for calendar year 2011.

Bonus Plans

As noted above, the compensation committee believes that a meaningful portion of the annual cash compensation for each executive officer should be in the form of variable incentive bonuses, which motivate our executive officers towards achievement of annual financial and performance targets set by the compensation committee. In particular, our cash bonus plans are designed to reward our executives for the achievement of shorter-term goals, principally relating to the achievement of revenue targets, operating income (loss) targets, (exclusive of non-cash, share-based compensation and other accounting adjustments) and operational performance goals. Target goals are generally developed through our annual financial planning process, whereby we assess our future operating environment and build projections on anticipated results, which target goals are then reviewed and approved by the compensation committee and set forth in objective terms in a bonus plan at the beginning of each year. For fiscal 2011, the compensation committee identified product revenue as a primary element of the 2011 Bonus Plan (the “2011 Plan”) since it is a key measure of our progress towards profitability as well as our growth in terms of customers and their utilization of our products. In addition, as our business matures, and we continue to work towards profitability, the compensation committee included an operating loss target as a separate element of the 2011 Plan to incent actions to decrease our operating loss and to further our drive to achieve profitability. As the last element of our 2011 Plan, a portion of the bonus payable under the 2011 Plan to our named executive officers and other eligible employees was based on achieving certain performance milestones, as detailed below, since continued development of our technology and commercialization will also add to our overall value.

On December 22, 2010, our compensation committee approved the 2011 Plan. Consistent with the compensation committee’s philosophy of pay for performance, the bonus amounts were contingent upon achievement of the goals set forth below, and the target bonus amounts were generally increased for our CEO and other executive officers and employees in order to achieve total direct compensation at or above the median of our peer group companies in the event that we achieved better than expected financial and operational results.

Named Executive Officers Bonus

For our named executive officers, the amount of any bonus awarded under the 2011 Plan was predicated on achieving targeted product and service revenue goals, targeted operating loss goals, and performance milestones. Under the 2011 Plan, the target bonus for our Chief Executive Officer was 100% of his base salary; for our President was 90% of his base salary; for each of our Chief Operating Officer and Chief Technical Officer was 75% of their respective base salaries, and for our Chief Financial Officer was 35% of his base salary. Generally speaking, 60% of any bonus paid under the 2011 Plan to named executive officers was based on achieving certain annual revenue goals (the “Revenue Component”), 20% was based on achieving targeted operating loss goals (the “Operating Results Component”) and 20% was based on achieving certain performance milestones (the “Performance Component”).

Under the 2011 Plan, no portion of the Revenue Component was to be paid unless we met a specified minimum revenue target for fiscal 2011 of $59.0 million. Upon achievement of this minimum revenue target, each eligible participant was to receive a bonus award of 80% of their targeted Revenue Component. Upon achievement of 100% of our revenue target for fiscal 2011 of between $62.8 million and $66.2 million, each eligible participant was to receive a bonus award of 100% of their targeted Revenue Component. If we exceeded our fiscal 2011 revenue target, each of the named executive officers were to receive bonuses at various stepped up amounts up to a maximum of 175% of their targeted Revenue Component. The revenue target of between $62.8 million and $66.2 million was established at a level that we believed to be achievable, but would have required better than expected performance by each of our named executive officers. During 2011, we generated revenue of approximately $65.9 million. Accordingly, the named executive officers and other eligible employees received a bonus of 100% of the targeted Revenue Component.

Under the 2011 Plan, no portion of the Operating Results Component was to be paid unless we met a specified operating loss target for fiscal 2011 of $(35.0) million, as adjusted. Upon achievement of this operating loss target, each eligible participant would receive a bonus award of 80% of their targeted Operating Results Component. Upon achievement of 100% of our operating loss target for fiscal 2010 of $(33.4) million, each eligible participant would receive a bonus award of 100% of their targeted Operating Results Component. If we achieved operating loss results that were more favorable in fiscal 2011 than our operating loss target, the named executive officers would receive bonuses at various stepped up amounts up to a maximum of 175% of their targeted Operating Results Component. The operating loss target of $(33.4) million was established at a level that we believed to be achievable, but would have required better than expected performance by each of our named executive officers. During 2011, we achieved our operating loss target of $(31.2) million, as adjusted, and accordingly, the named executive officers and other eligible employees received a bonus of 150% of the targeted Operating Results Component.

Under the Performance Component, bonus amounts were also to be paid to the named executive officers for achieving specified corporate milestones. Eligible participants received 25% of their targeted Performance Component for achievement of each of four corporate milestones by us during fiscal 2011. We achieved the first performance milestone, which was premised on adding at least 15,000 new customers during 2011. When we completed our European launch of the product in combination with Animas Corporation, we achieved the second performance milestone, which required us to commercialize at least one insulin infusion pump that is enabled with our continuous glucose monitoring technology. We did not achieve the third milestone, which related to filing an application with the U.S. Food and Drug Administration (the “FDA”) on our next generation technology. Last, we did not achieve our fourth milestone, which required us to transfer certain hardware manufacturing capabilities to facilities in China. Accordingly, eligible participants received 50% of their Performance Target. These performance milestones were designed to require improvement upon past levels of performance, and as such we considered them significantly challenging to achieve. The following table presents information relating to the various components, targets and achievement under the NEO Bonus plan.

Bonus Component:	Revenue Component		Operating Results Component		Performance Component
	Target	2011 Payout	Target	2011 Payout	Target	2011 Payout
Terrance Gregg	$252,000	$252,000	$84,000	$126,000	$84,000	$42,000
Kevin Sayer(1)	93,960	93,960	31,320	46,980	31,320	15,660
Steven Pacelli	121,500	121,500	40,500	60,750	40,500	20,250
Jess Roper	44,100	44,100	14,700	22,050	14,700	7,350
Jorge Valdes	121,500	121,500	40,500	60,750	40,500	20,250

(1)	The amounts set forth for Mr. Sayer are pro-rated since Mr. Sayer commenced his employment as our President in June 2011.

We believe the 2011 Plan for the named executive officers was an important element in driving our strong performance in 2011, during which our product revenue grew by 64% from 2010 to approximately $65.9 million.

Equity Incentive Programs

Because of the direct relationship between the value of our equity and the fair market value of our common stock, we believe that granting stock options, restricted stock units and/or shares of restricted stock is the best method of motivating our executive officers and employees in a manner that is consistent with the interests of our Company and our stockholders. In 2011, we issued restricted stock units to our named executive officers in lieu of stock options to reduce to some extent the dilution to our common stock, and to conserve shares in our incentive equity pool during a year in which we added significantly to our headcount, requiring more initial equity grants than we had issued historically. The compensation committee plans to continue to utilize restricted stock units as a means to retain, reward and motivate our executive officers and key employees in fiscal 2012, which would provide an incentive to an employee to spend an extended portion of time with us and to build value over time.

We grant equity awards to our executive officers and key employees based upon prior performance, the importance of retaining their services and with the goal of providing each executive officer with an incentive to manage from the perspective of an owner with an equity stake in the business to help us attain our long-term goals. We intend our equity award program to be the primary vehicle for offering long-term incentives and rewarding our executive officers and other key employees. We also regard our equity award program as a key retention tool. The retentive aspect of our equity award program is a very important factor in our determination of the type of award to grant and the number of shares underlying the equity award that are granted. We also consider the number of vested equity awards currently held by our executive officers in determining additional grants. We may utilize various forms of equity awards as and when we deem appropriate, particularly in response to changes in tax and accounting treatment of awards.

Grants to newly hired executive officers are approved by the compensation committee and are effective on the grant dates consistent with our equity award policy. We typically grant stock options or restricted stock units to certain of our executive officers annually in conjunction with the release of our fiscal year end earnings results. The exercise price of all stock options is set at the closing price of our common stock on the NASDAQ Global Select Market on the grant date. With respect to executive officers, initial restricted stock unit grants typically vest over a four year period in four equal annual installments. Subsequent restricted stock unit grants to executive officers typically vest over a 36-month period from the date of grant as follows: 33% shall vest 12 months from the grant date, with the remaining balance vesting in four equal installments over the following 24 months. In 2011, we made the following restricted stock grants to our named executive officers: (a) 182,813 restricted stock units to Mr. Gregg, vesting monthly over 36 months; (b) 98,886 restricted stock units to Mr. Sayer, 33% of which vest on the one-year anniversary of the date of grant and the remainder vesting in four equal six-month increments thereafter; (c) 102,871 to each of Mr. Pacelli and Mr. Valdes (1) 31,250 of which were granted as part of their respective promotions to COO and CTO in June of 2010, which vest over a 27-month period from the date of grant as follows: 50% shall vest 12 months from the grant date, 16.7% shall vest 18 months from the grant date, 16.7% shall vest 24 months from the grant date, and the remaining balance shall vest 27 months from the grant date; and (2) 71,624 of which were granted as annual refresh grants, which vest over a 36-month period as follows: 33% shall vest 12 months from the grant date, with the remaining units vesting in four equal installments over the following 24 months; and (d) 25,625 restricted stock units to Mr. Roper, which vest over a 36-month period from the date of grant as follows: 33% shall vest 12 months from the grant date, with the remaining balance vesting in four equal installments over the following 24 months.

Perquisites and Certain Other Benefits

We limit the perquisites that we make available to our executive officers in an effort to conserve our financial resources. Except for certain severance and change of control agreements described below, our executives are not entitled to any benefits that are not otherwise available to all of our employees. In addition, it should be noted that we do not provide pension arrangements, or maintain non-qualified defined benefit plans or other deferred compensation plans, post-retirement health coverage (aside from COBRA benefits), or similar benefits for our executives or employees. Our health and insurance plans are the same for all employees.

Termination and Change of Control

Our severance and change of control agreements are designed to facilitate our ability to attract and retain executives as we compete for talent in a marketplace where such protections are commonly offered. The severance benefits described below are designed to ease an employee’s transition due to an unexpected employment termination by us due to ongoing changes in our employment needs. The material terms of our change of control agreements were determined through benchmarking the change of control arrangements with other similar companies. Our change of control agreements encourage executives to remain focused on our business in the event of rumored or actual fundamental corporate changes.

In June 2007, we entered into an Executive Change of Control and Severance Agreement with our CEO, Mr. Gregg, and in December 2008, the compensation committee also approved a form of Amended and Restated Executive Change of Control and Severance Agreement (collectively, the “Change of Control Agreement”) that was entered into by each of our CFO, our other named executive officers and our other executive officers ranking vice president and above. Please see the section titled “Employment, Severance and Change of Control Agreements” below for additional detail on the terms of our Change of Control Agreements. We entered into the Change of Control Agreement as part of our ongoing, periodic review of our compensation and benefits programs, in recognition of the importance to us and to our stockholders of avoiding the loss and distraction of key management personnel that may occur if such key personnel are concerned about their job security in connection with actual or rumored corporate changes, and to help us attract and retain qualified executives who could have other job alternatives that may appear to them to be less risky without these arrangements.

We believe the structure of this change of control arrangement protects stockholder value by allowing us the opportunity to deliver an intact and motivated management team to any potential acquirer. If we did not offer any benefits in connection with a change of control, our executives could be less motivated to pursue a potential acquisition or continue working for us during a transition after an acquisition, even if such a transaction would benefit our stockholders, because of the possibility that they would lose the potential value of their unvested equity compensation or future cash compensation upon an acquisition. As a result, we believe that these benefits further incentivize our executive officers to continue to create value for us and our stockholders.

The amounts payable upon a covered officer’s termination of employment or upon a change of control are calculated on a hypothetical basis and set forth in the section entitled “Employment, Severance and Change of Control Arrangements” below.

Stock Ownership Guidelines

We grant stock options and restricted stock units with the intent of aligning the interests of our employees, including our named executive officers, with our stockholders. Accordingly, we adopted stock ownership guidelines that require our executive officers to retain ownership of a material portion of our common stock. The stock ownership guidelines were adopted in 2010, and are to be satisfied by 2013, or within three years of becoming an executive officer for those who become executive officers after 2010. Under these guidelines, our officers are required to own shares of our stock with an aggregate market value equal to three times his or her current base salary. Ownership levels are determined by including stock acquired through open market or Employee Stock Purchase Plan purchases, shares vested pursuant to restricted stock unit grants, as well as the in-the-money value of vested stock options. Executive officers who have met the guidelines are expected, absent unusual circumstances, to maintain compliance with their target ownership levels.

Accounting and Section 162(m) Tax Considerations

Since January 1, 2006, we have accounted for share-based payments in accordance with the requirements of FASB ASC Topic 718. Section 162(m) of the Code limits our deduction for federal income tax purposes of no more than $1 million of compensation paid to certain executive officers in a taxable year. Compensation above $1 million may be deducted if it is “performance-based compensation” within the meaning of the Code. It is possible that a portion of the compensation that is paid to our executive officers may exceed $1 million in a future year and may not be deductible in full by us. However, we believe that our equity plan, in its present form, meets the requirements for obtaining tax deductibility, subject to any restricted stock units or restricted stock being performance-based instead of time-based. We intend to continue to evaluate the effects of the statute and any applicable Treasury regulations and to comply with Code section 162(m) in the future to the extent consistent with our best interests.

COMPENSATION COMMITTEE REPORT

The material in this report is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission, and is not to be incorporated by reference into any filing of DexCom under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Compensation Committee

Eric Topol, M.D., Chairman

Martin Doordan

Jonathan Lord, M.D.

Jay Skyler, M.D.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has at any time been one of our officers or employees. None of our executive officers serves or in the past has served as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving on our Board of Directors or our compensation committee.

Summary Compensation Table

The following table presents compensation information for each of the three years ended December 31, 2011, 2010 and 2009, awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and each of our three other most highly compensated executive officers. We refer to these executive officers as our named executive officers elsewhere in this Form 10-K/A.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Terrance H. Gregg	2011	$420,000	$—	$2,634,153	$—	$420,000	$12,253	$3,486,405
Chief Executive	2010	420,000	46,200	1,433,104	—	336,000	11,300	2,246,604
Officer	2009	420,000	—	—	—	231,000	3,620	654,620

Kevin Sayer(4)	2011	$175,000		$1,500,002	$—	$156,600	$215,075	$2,046,677
President

Jess Roper	2011	$210,000	$—	$369,231	$—	$73,500	$11,983	$664,713
Vice President and	2010	205,000	—	—	250,453	79,950	6,437	541,840
Chief Financial Officer	2009	200,000	—	—	—	55,000	6,121	261,122

Steven R. Pacelli	2011	$270,000	$—	$1,482,268	$—	$202,500	$17,072	$1,971,840
Chief Operating	2010	266,410	—	—	500,905	245,700	15,698	1,028,712
Officer(5)	2009	260,652	—	—	—	114,687	11,523	386,862

Jorge Valdes	2011	$270,000	$—	$1,482,268	$—	$202,500	$17,072	$1,971,840
Chief Technical	2010	264,277	—	—	500,905	245,950	15,691	1,026,823
Officer(6)	2009	254,400	—	—	—	97,944	18,387	370,731

(1)

These amounts reflect the grant date fair value of stock awards and options granted during 2009, 2010 and 2011 computed in accordance with FASB ASC Topic 718. For a discussion of our valuation assumptions, see Notes 1 and 8 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 23, 2012.

(2)	Amounts were earned under the incentive bonus plan described in the section above entitled “Compensation Discussion and Analysis—Elements of our Compensation Plans—Bonus Plan.”
(3)

These amounts represent premiums paid to various employee health and life insurance policies, except that with respect to Mr. Sayer, the amount set forth in this column includes $205,210 of relocation expenses incurred by Mr. Sayer and reimbursed by DexCom.

(4)	Mr. Sayer was appointed President of DexCom on June 1, 2011.
(5)

Mr. Pacelli was promoted to Chief Operating Officer on June 22, 2010 and received a salary increase to $270,000 annually. The compensation detailed for 2010 in the table above reflects the total compensation received by Mr. Pacelli in 2010.

(6)

Mr. Valdes was promoted to Chief Technical Officer on June 22, 2010 and received a salary increase to $270,000 annually. The compensation detailed for 2010 in the table above reflects the total compensation received by Mr. Valdes in 2010.

Grants of Plan-Based Awards

The following table provides information with regard to potential cash bonuses paid or payable in 2011 under our performance-based, non-equity incentive plan, and with regard to each equity award granted to each named executive officer during 2011.

	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards						All Other Stock Awards: Number of RSUs Granted(2)	All Other: Option Awards Number of Shares Underlying Option Awards	Exercise price of Option Awards	Grant Date Fair Value of Option Awards(3)
Name		Threshold(1)		Target(1)		Maximum(1)
Terrance H. Gregg	N/A	$210,000		$420,000		$462,000
	3/8/11							182,813	—	—	$2,634,153

Kevin Sayer		$100,224	(4)	$156,600	(4)	$250,560	(4)
	6/1/11							98,886	—	—	$1,500,002

Jess Roper	N/A	$47,040		$73,500		$117,600
	3/8/11							25,625	—	—	$369,231

Steven R. Pacelli	N/A	$129,600		$202,500		$324,000
	3/8/11							102,871	—	—	$1,482,268

Jorge Valdes	N/A	$129,600		$202,500		$324,000
	3/8/11							102,871	—	—	$1,482,268

(1)

Represents threshold, target and maximum potential payments under the incentive bonus plan described in the section above entitled “Compensation Discussion and Analysis—Details and Elements of our 2011 Compensation—Bonus Plans.”

(2)

These restricted stock unit awards were made under our 2005 Equity Incentive Plan. Restricted stock units granted to Mr. Gregg vest on a monthly basis over 36 months. Restricted stock units granted to Mr. Sayer vest over a 36 month period from the date of grant as follows: 33% shall vest 12 months from the grant date, and the remaining balance shall vest in four equal installments over the following 24 months. Of the restricted stock units granted to Mr. Pacelli and Mr. Valdes (1) 31,250 were granted as part of their respective promotions to COO and CTO in June of 2010, and vest over a 27-month period from the date of grant as follows: 50% shall vest 12 months from the grant date, 16.7% shall vest 18 months from the grant date, 16.7% shall vest 24 months from the grant date, and the remaining balance shall vest 27 months from the grant date; and (2) 71,624 were granted as annual refresh grants, and vest over a 36-month period as follows: 33% shall vest 12 months from the grant date, with the remaining units vesting in four equal installments over the following 24 months. The 25,625 restricted stock units granted to Mr. Roper vest over a 36 month period from the date of grant as follows: 33% shall vest 12 months from the grant date, with the remaining balance vesting in four equal installments over the following 24 months.

(3)	These amounts reflect the grant date fair value of the restricted stock units granted during 2011 computed in accordance with ASC Topic 718.
(4)	The amounts set forth for Mr. Sayer are pro-rated since Mr. Sayer commenced his employment as our President in June 2011.

Outstanding Equity Awards at December 31, 2011

The following table provides information regarding each vested and unvested stock option and stock award held by each named executive officer as of December 31, 2011.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options(1)			Option Exercise Price(2)	Option Expiration Date	Number of Shares That Have Not Vested		Market Value of Shares That Have Not Vested(3)
Name	Vested	Unvested
Terrance H. Gregg						198,048	(4)	$1,843,827
	183,749	61,251		$3.19	12/11/2018
	393,000	—		8.95	1/2/2018
	962,000	—		6.85	6/19/2017
	31,890	—		7.31	5/23/2017
	20,000	—		21.00	5/19/2016
	25,000	—		13.99	5/19/2015

Kevin Sayer						98,886	(5)	$920,629
	55,806	—		$4.58	5/19/2019
	31,464	—		7.63	5/19/2018
	63,649	—		8.79	11/6/2017

Jess Roper						25,625	(6)	$238,569
	23,916	17,084	(7)	$9.80	3/12/2020
	33,749	11,251		3.19	12/11/2018
	89,583	10,417		7.63	5/19/2018
	25,000	—		7.79	8/2/2017
	4,500	—		7.25	3/9/2017
	15,000	—		10.00	3/11/2015

Steven R. Pacelli						102,871	(8)	$957,729
	47,833	34,167	(7)	$9.80	3/12/2020
	108,750	36,250		3.19	12/11/2018
	89,583	10,417		7.63	5/19/2018
	100,000	—		7.79	8/2/2017
	55,000	—		7.25	3/9/2017
	50,000	—		11.33	8/8/2016
	100,000	—		20.65	4/17/2016

Jorge Valdes						102,871	(9)	$957,729
	47,833	34,167	(7)	$9.80	3/12/2020
	108,750	36,250		3.19	12/11/2018
	89,583	10,417		7.63	5/19/2018
	100,000	—		7.79	8/2/2017
	55,000	—		7.25	3/9/2017
	50,000	—		10.48	11/16/2016
	100,000	—		13.45	11/1/2015

(1)	Except as otherwise footnoted here, each of these options vest in equal monthly installments over 48 months.
(2)

Represents the fair market value of a share of our common stock, as determined by our Board of Directors, on the option’s grant date. Please see “Compensation Discussion and Analysis—Elements of Our Compensation Plans—Stock Option and Equity Incentive Programs” above for a discussion of how we have valued our common stock.

(3)

Represents the fair market value of the unvested restricted stock units as of December 31, 2011 calculated by multiplying the number of units that have not vested by the closing price of our common stock on December 31, 2011, which was $9.31.

(4)

Restricted stock units granted to Mr. Gregg vest on a monthly basis over 36 months. Of the unvested restricted stock units, 137,110 will be fully vested 36 months from the grant date of March 8, 2011, and the remaining 60,938 unvested restricted stock units will be fully vested 36 months from the grant date of March 12, 2010.

(5)

Restricted stock units granted to Mr. Sayer vest over a 36 month period from the date of grant as follows: 33% shall vest 12 months from the grant date, and the remaining balance shall vest in four equal installments over the following 24 months.

(6)

Restricted stock units granted to Mr. Roper vest over a 36 month period from the date of grant as follows: 33% shall vest 12 months from the grant date, and the remaining balance shall vest in four equal installments over the following 24 months.

(7)	These option grants vest in equal monthly installments over 36 months.
(8)

The 31,250 restricted stock units that were granted to Mr. Pacelli as part of his promotion to Chief Operating Officer in 2010 vest over a 27 month period from the date of grant as follows: 50% shall vest 12 months from the grant date, 16.7% shall vest 18 months from the grant date, 16.7% shall vest 24 months from the grant date, and the remaining balance shall vest 27 months from the grant date, and the 71,621 restricted stock units granted to Mr. Pacelli as an annual grant, which vest over a 36-month period as follows: 33% shall vest 12 months from the grant date, with the remaining units vesting in four equal installments over the following 24 months.

(9)

The 31,250 restricted stock units that were granted to Mr. Valdes as part of his promotion to Chief Technical Officer in 2010 vest over a 27 month period from the date of grant as follows: 50% shall vest 12 months from the grant date, 16.7% shall vest 18 months from the grant date, 16.7% shall vest 24 months from the grant date, and the remaining balance shall vest 27 months from the grant date, and the 71,621 restricted stock units granted to Mr. Valdes as an annual grant, which vest over a 36-month period as follows: 33% shall best 12 months from the grant date, with the remaining units vesting in four equal installments over the following 24 months.

2011 Option Exercises and Stock Vested

The following table shows stock awards that vested during fiscal 2011. None of our named executive officers exercised stock options in fiscal 2011.

	Number of Shares Acquired on Vesting	Value Realized on Vesting
Terrance H. Gregg	94,453	$1,180,274
Kevin Sayer(1)	12,781	186,603
Jess Roper	375	5,340

(1)	The restricted stock units that vested in fiscal 2011 were granted to Mr. Sayer in his capacity as a director of DexCom and prior to his employment as President.

Employment, Severance and Change of Control Arrangements

In June 2007, we entered into an Employment Agreement with our President and Chief Executive Officer, Terrance Gregg, as amended in December 2008 (the “Gregg Employment Agreement”). Under the Gregg Employment Agreement, in the event we terminate Mr. Gregg’s employment without cause or he is constructively terminated, he will receive 12 months’ salary as severance and 12 months of vesting acceleration of all of the shares subject to all options and restricted stock units held by Mr. Gregg and any other stock awards that the Board of Directors determines should be subject to the provisions of the Gregg Employment Agreement. In addition, all stock options and restricted stock units granted to Mr. Gregg, whether currently outstanding or granted in the future, will immediately vest upon a change of control.

The following table summarizes the potential payments and benefits payable to Mr. Gregg upon termination of employment or a change of our control under each situation listed below, modeling, in each situation, that Mr. Gregg was terminated on December 31, 2011. The Gregg Employment Agreement requires that the severance payment be in a lump sum.

Executive Benefits and Payments Upon Termination:	Involuntary Termination Not For Cause	Constructive Termination	Following a Change of Control
Base salary	$420,000	$420,000	$420,000
Value of accelerated equity awards(1)	$1,396,042	$1,396,042	$2,218,683

(1)	Represents the value of accelerated vesting of Mr. Gregg’s stock options and restricted stock units. The closing price of our common stock on December 31, 2011 was $9.31.

We have also entered into change of control arrangements with Mr. Sayer, Mr. Roper, Mr. Pacelli and Mr. Valdes. The Change of Control Agreements provide that in the event of a change of control while the executive is employed by us, or in the event that the executive is involuntarily terminated without cause during the period that begins (1) 90 days prior to the earlier of (i) the execution of a letter of intent relating to a change of control transaction, or (ii) the execution of a definitive agreement with respect to a change of control transaction, in either case provided that the change of control with the party to the letter of intent or definitive agreement is consummated within two years following such execution, and ends (2) on the date such change of control becomes effective, the vesting of all of the shares subject to all options and restricted stock units held by the executive and any other stock awards that the Board of Directors determines should be subject to the Change of Control Agreements will be accelerated in full. The Change of Control Agreements also provide that, in the event we terminate the executive without cause or the executive resigns due to a constructive termination, the executive will receive a lump sum payment equal to twelve months salary as severance and twelve months of vesting acceleration of all of the shares subject to all options held by the executive and any other stock awards that the Board of Directors determines should be subject to the Change of Control Agreement. In each case, our obligation to make any severance payments or provide vesting acceleration is expressly conditioned upon the executive’s execution and delivery of a general release and waiver of all claims. The Change of Control Agreement represents the complete and exclusive statement of agreement between the executive and us with respect to vesting acceleration or severance and supersedes any other agreements or promises made to the executive with respect to vesting acceleration or severance.

The following table summarizes the potential payments and benefits payable to each of Mr. Sayer, Mr. Roper, Mr. Pacelli and Mr. Valdes upon termination of employment or a change in our control under each situation listed below, modeling, in each situation, that Mr. Sayer, Mr. Roper, Mr. Pacelli and Mr. Valdes were terminated on December 31, 2011.

	Sayer			Pacelli			Roper			Valdes
Name of Executive:	Severance	Value of Accelerated Restricted Stock Units		Severance	Value of Accelerated Stock Options and Restricted Stock Units		Severance	Value of Accelerated Stock Options and Restricted Stock Units		Severance	Value of Accelerated Stock Options and Restricted Stock Units
Involuntary Termination Not For Cause or Constructive Termination	$300,000	$458,015	(1)	$270,000	$765,030	(1)	$210,000	$205,050	(1)	$270,000	$765,030	(1)
Termination Following a Change of Control	$300,000	$920,629	(1)	$270,000	$1,197,080	(1)	$210,000	$324,925	(1)	$270,000	$1,197,080	(1)

(1)	The closing price of our common stock on December 31, 2011 was $9.31.

Risks from Compensation Policies and Practices

The Compensation Committee reviews our compensation policies and practices to determine areas of resulting risk and the actions that we have taken, or should take, to mitigate any such identified risk. Based on the Compensation Committee’s review of our compensation policies and practices, we do not believe that any risks relating from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on our business.

DIRECTOR COMPENSATION

Annual Retainers Paid to Directors. During 2011, each of our non-employee directors was entitled to receive an annual retainer with a value equal to $30,000. The Chairman of the Board, the Chairman of the audit committee, the Chairman of the compensation committee and the Chairman of the nominating and governance committee also received additional annual retainers with values equal to $10,000, $20,000, $15,000 and $10,000, respectively. Consistent with our philosophy to conserve our cash resources, directors were paid annual retainers and applicable chairmanship retainers through grants of restricted stock units with values correlating to the amounts set forth above during 2011. All of our directors, including our non-employee directors, are reimbursed for their reasonable expenses in attending Board of Directors and committee meetings.

Equity Awards Granted to Directors. Under our 2005 Equity Incentive Plan, our Board has discretion to determine the value and number of equity awards granted to non-employee directors from time to time. For 2011, other than the Chairman of the Board, each of our non-employee directors received an annual grant of restricted stock units with a fair value equivalent to $125,000 at the date of grant. The Chairman of the Board received an annual restricted stock unit grant with a fair value equivalent to $150,000 at the date of grant. Each restricted stock unit grant to our directors vests in one annual installment twelve months after the date of grant. Annual grants to our non-employee directors are made on the date of the annual meeting of stockholders. Incoming non-employee directors receive a one-time equity grant with a fair value of $300,000 at the date of grant, which grant vests over a thirty-six month period in three equal annual installments. Vesting of outstanding equity awards held by directors is accelerated in full upon a change of control of DexCom.

Director Compensation Table

The following table provides information for 2011 regarding all compensation awarded to, earned by or paid to each person who served as a director for some portion or all of 2011. Other than as set forth in the table and the narrative that follows it, to date we have not paid any fees to or, except for reasonable expenses for attending Board and committee meetings, reimbursed any expenses of our directors, made any equity or non-equity awards to directors, or paid any other compensation to directors.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
Nicholas Augustinos	$—	$155,006	$155,006
Martin L. Doordan(3)	—	330,004	330,004
Terrance Gregg(4)	—	—	—
Barbara E. Kahn(3)	—	330,004	330,004
Jonathan Lord, M.D.	—	210,009	210,009
Kevin Sayer(4)	—	—	—
Jay S. Skyler, M.D.	—	165,009	165,009
Eric Topol, M.D.	—	170,011	170,011

(1)

Consistent with our philosophy to conserve our cash resources, our non-employee directors were issued restricted stock units as compensation for their annual retainers, and did not receive any cash compensation in 2011.

(2)

These amounts reflect the grant date fair value of restricted stock units granted during 2011, computed in accordance with FASB ASC Topic 718. For a discussion of our valuation assumptions, see Notes 1 and 8 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 23, 2012. As of December 31, 2011, Mr. Augustinos had options outstanding for 69,384 shares and 10,165 unvested restricted stock units, Mr. Doordan had 21,641 unvested restricted stock units, Mr. Gregg had options outstanding for 1,676,890 shares and 198,048 unvested restricted stock units, none of which options or restricted stock units were received as compensation while a director, Ms. Kahn had 21,641 unvested restricted stock units, Dr. Lord had options outstanding for 138,865 shares and 13,772 unvested restricted stock units, Mr. Sayer had options outstanding for 150,919 shares and 98,886 unvested restricted stock units, none of which restricted stock units were received as compensation while a director, Dr. Skyler had options outstanding for 164,160 shares and 10,821 unvested restricted stock units, and Dr. Topol had options outstanding for 98,706 shares and 11,149 unvested restricted stock units.
(3)

Ms. Kahn and Mr. Doordan were each appointed to the board of directors in April 2011 and received a one-time restricted stock unit grant with fair value of $300,000 at the date of grant, which grant vests monthly over a thirty-six month period in three equal annual installments.

(4)	Mr. Gregg and Mr. Sayer received no compensation for their service as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information as to the beneficial ownership of our common stock as of March 1, 2012:

•	each stockholder known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each named executive officer as set forth in the summary compensation table below; and

•	all executive officers and directors as a group.

The percentage of shares beneficially owned is based on 67,658,057 shares of common stock outstanding as of March 1, 2012. Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. Unless indicated above, the persons and entities named below have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock subject to options that are currently exercisable or exercisable and restricted stock units that will vest within 60 days of March 1, 2012 are deemed to be outstanding and to be beneficially owned by the person holding the options or restricted stock units for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address for each listed stockholder is c/o DexCom, Inc., 6340 Sequence Drive, San Diego, California 92121.

Beneficial Owner	Shares of Common Stock Beneficially Owned
	Number	Percentage
Directors and Named Executive Officers
Nicholas Augustinos(1)	67,844	*
Martin L. Doordan(2)	4,000	*
Terrance H. Gregg(3)	2,420,319	3.5%
Barbara E. Kahn	—	—
Jonathan T. Lord, M.D.(4)	213,948	*
Steven R. Pacelli(5)	632,685	*
Jess Roper(6)	234,225	*
Kevin Sayer(7)	169,493	*
Jay S. Skyler, M.D.(8)	338,222	*
Eric Topol, M.D.(9)	102,451	*
Jorge Valdes(10)	651,825	*
All directors and executive officers as a group (15 persons)(11)	5,914,918	8.2%

All 5% Stockholders
Entities affiliated with Federated Investors, Inc.(12)	4,876,053	7.2%
Entities affiliated with Waddell & Reed Financial(13)	4,590,500	6.8%
Entities affiliated with The TCW Group, Inc.(14)	4,477,527	6.6%
Entities affiliated with Frontier Capital Management Co., LLC(15)	4,220,335	6.2%
Entities affiliated with Franklin Resources, Inc.(16)	3,496,922	5.2%
Entities affiliated with Blackrock, Inc.(17)	3,416,555	5.0%

*	Represents less than 1% of the outstanding shares of our common stock.
(1)	Represents options to purchase 56,523 shares of our common stock that are exercisable within 60 days of March 1, 2012, and 11,321 shares held directly by Mr. Augustinos.
(2)	Represents 4,000 shares held directly by Mr. Doordan.
(3)

Represents options to purchase 1,636,055 shares of our common stock that are exercisable and 18,281 restricted stock units that vest, each within 60 days of March 1, 2012, as well as 765,983 shares held directly by Mr. Gregg.

(4)	Represents options to purchase 138,865 shares of our common stock that are exercisable each within 60 days of March 1, 2012, as well as 75,083 shares held directly by Dr. Lord.
(5)

Represents options to purchase 580,692 shares of our common stock that are exercisable and 39,261 restricted stock units that vest, each within 60 days of March 1, 2012, as well as 12,732 shares held directly by Mr. Pacelli.

(6)

Represents options to purchase 208,386 shares of our common stock that are exercisable and 8,457 restricted stock units that vest, each within 60 days of March 1, 2012, as well as 12,382 shares held directly by Mr. Roper, and 5,000 shares held by Mr. Roper’s spouse.

(7)	Represents options to purchase 150,919 shares of our common stock that are exercisable within 60 days of March 1, 2012 as well as 18,574 shares held directly by Mr. Sayer.
(8)

Represents options to purchase 164,160 shares of our common stock that are exercisable within 60 days of March 1, 2012, as well as 154,062 shares held directly by Dr. Skyler, and 20,000 shares held by various trusts in which Dr. Skyler is a trustee. Dr. Skyler disclaims beneficial ownership of the shares held in the various trusts in which he is a trustee, except to the extent that he is the beneficiary of any of such trusts.

(9)	Represents options to purchase 91,130 shares of our common stock that are exercisable within 60 days of March 1, 2012, as well as 11,321 shares held directly by Dr. Topol.
(10)

Represents options to purchase 580,692 shares of our common stock that are exercisable and 39,261 restricted stock units that vest, each within 60 days of March 1, 2012, as well as 31,872 shares held directly by Mr. Valdes.

(11)

Represents options to purchase 4,533,844 shares of our common stock that are exercisable and 161,363 restricted stock units that vest, each within 60 days of March 1, 2012 as well as a total of 1,219,711 shares held directly by the directors and officers.

(12)

Represents shares held by Federated Investors, Inc. according to its Schedule 13G/A filing made on February 9, 2012. The address of Federated Investors, Inc. is Federated Investors Tower, Pittsburgh, PA 15222.

(13)

Represents shares held by Waddell & Reed Financial, Inc. according to its Schedule 13G filing made on February 14, 2012. The address of Waddell & Reed Financial, Inc. is 6300 Lamar Ave., Overland Park, KS 66202-4200.

(14)

Represents shares held by The TCW Group, Inc., on behalf of the TCW Business Unit according to its Schedule 13G/A filing made on February 9, 2012. The address of The TCW Group, Inc., on behalf of the TCW Business Unit is 865 South Figueroa Street, Los Angeles, CA 90017.

(15)

Represents shares held by Frontier Capital Management Co., LLC according to its Schedule 13G/A filing made on February 14, 2012. The address of Frontier Capital Management Co., LLC is 99 Summer Street, Boston, MA 02110.

(16)

Represents shares held by Franklin Resources, Inc. according to its Schedule 13G filing made on February 7, 2012. The address of Franklin Resources, Inc. is One Franklin Parkway, Building 920, San Mateo, CA 94403.

(17)	Represents shares held by Blackrock, Inc. according to its Schedule 13G filing made on February 9, 2012. The address of Blackrock, Inc. is 40 East 52nd Street, New York, NY 10022.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2011, with respect to all of our equity compensation plans in effect on that date.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)(a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (in thousands) (c)
Equity compensation plans approved by stockholders(1)(2)	7,817	$7.59	1,933
Equity compensation plans not approved by stockholders(3)	—	—	—

Total	7,817	$7.59	1,933

(1)

Includes the 1999 Stock Option Plan, the 2005 Equity Incentive Plan (the “2005 Plan”) and the 2005 Employee Stock Purchase Plan. 342,456 shares under column (c) are attributable to our 2005 Equity Incentive Plan and 1,590,559 are attributable to our 2005 Employee Stock Purchase Plan. Each of the 2005 Plan and 2005 Employee Stock Purchase Plan contain provisions that provide for automatic increases to the authorized number of shares of up to 3% and 1%, respectively, to occur on January 1 of each year. Does not include increase of 2,026,478 shares to number of authorized shares under the 2005 Plan that occurred on January 1, 2012 pursuant to the 2005 Plan’s automatic increase in authorized shares. Does not include increase of 675,493 shares to number of authorized shares under the 2005 Employee Stock Purchase Plan that occurred on January 1, 2012 pursuant to the 2005 Employee Stock Purchase Plan’s automatic increase in authorized shares.

(2)	Shares reserved for future issuance under the 2005 Plan may be granted as restricted stock.
(3)	As of December 31, 2011, we did not have any equity compensation plans that were not approved by our stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions with Related Persons

During 2011, we employed Mr. Gregg’s son-in-law, Jake Leach, who was promoted to Vice President of Research and Development in January 2011. During 2011, Mr. Leach was paid $281,629 in base salary and bonus, and was granted 56,875 restricted stock units (31,250 of which were granted to Mr. Leach in connection with his promotion). In addition, we employed Mr. Gregg’s daughter-in-law, Leah Baccitich, as our Corporate and Compliance Counsel. During 2011, Ms. Baccitich was paid $99,987 in base salary and bonus, and was granted 3,438 restricted stock units.

Except as set forth above, from January 1, 2011 to the present, there have been no other, and there are no other currently proposed transactions in which the amount involved exceeded $120,000 to which we were or will be a party and in which any executive officer, director, 5% beneficial owner of our common stock or member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Our audit committee reviews the fairness and determines approval of any proposed transaction between us and management or other related parties (other than transactions that are subject to review by the compensation committee) that are brought to the attention of the audit committee. In addition, our Code of Conduct and Ethics sets forth factors that should be considered in determining whether there may be a direct or indirect material interest, such as the size and nature of the person’s interest; the nature of our relationship with the other individual or entity; and whether the person has access to confidential company information.

Independence of the Board of Directors and its Committees

As required under NASDAQ Global Select Market listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board. Our Board of Directors consults with our counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in applicable NASDAQ listing standards, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and us, our senior management and our independent registered public accounting firm, our Board of Directors has affirmatively determined that all of our directors are independent directors within the meaning of the applicable NASDAQ listing standards, except for Mr. Gregg, our Chief Executive Officer and Mr. Sayer, our President. In making its independence determinations, the Board reviewed transactions and relationships between the director, or any member of his or her immediate family, us or one of our subsidiaries or affiliates, and our independent registered public accounting firm based on information provided by the director, our records and publicly available information. Specifically, the Board considered the following types of relationships and transactions: (i) principal employment of and other public company directorships held by each non-employee director; (ii) contracts or arrangements that are ongoing or which existed during any of the past three fiscal years between us and/or our subsidiaries or affiliates and any entity for which the non-employee director, or his or her immediate family member, is an executive officer or greater-than-10% stockholder; and (iii) contracts or arrangements that are ongoing or which existed during any of the past three fiscal years between us and/or our subsidiaries or affiliates and any other public company for which the non-employee director serves as a director.

As required under applicable NASDAQ listing standards, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present. All of the committees of our Board of Directors are comprised entirely of directors determined by the Board to be independent within the meaning of applicable NASDAQ listing standards.

Our Board of Directors is led by an independent Chairman, Dr. Jonathan Lord, who assumed the role of Chairman on May 19, 2010. Our Chief Executive Officer, Mr. Terrance Gregg, and our President, Mr. Sayer, are the only members of the Board who are not independent directors. In accordance with applicable NASDAQ listing standards and as required by SEC rules and regulations, all committees of our Board of Directors are made up entirely of independent directors. We believe that this leadership structure facilitates the accountability of our Chief Executive Officer to the Board of Directors, strengthens the Board’s independence from management and ensures that the independent directors maintain proper oversight of management. In addition, separation of the office of Chairman allows Mr. Gregg to focus on his duties as Chief Executive Officer. We do not have a formal policy requiring separation of the Chief Executive Officer and Chairman roles, and we may reconsider our leadership structure from time to time based on considerations at that time.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table provides information regarding the fees billed to us by Ernst & Young LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2011 and 2010. All fees described below were approved by the audit committee.

	Fiscal Year Ended December 31,
	2011	2010
Audit Fees(1)	$571,795	$638,469
Tax Fees(2)	15,000	47,500
Other Fees	5,000

Total Fees	$591,795	$685,969

(1)

Represents fees for services rendered for the audit and/or reviews of our financial statements and the assessment of our internal control over financial reporting. Also includes fees for services associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings (for example, comfort letters and consents).

(2)	Represents fees related to Code Section 382 tax studies.

Pre-Approval Policies and Procedures

The audit committee pre-approves all audit and non-audit services provided by the independent registered public accounting firm. This policy is set forth in the charter of the audit committee that is available at www.dexcom.com.

The audit committee considered whether the non-audit services rendered by Ernst & Young LLP were compatible with maintaining Ernst & Young LLP’s independence as the independent registered public accounting firm for auditing our consolidated financial statements and concluded they were.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report:

1.	Exhibits.

Exhibit Number	Exhibit Description

31.03	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.04	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

***	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that DexCom specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXCOM, INC.
(Registrant)

Dated: March 28, 2012	By:	/S/ JESS ROPER
Jess Roper, Chief Financial Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature	Title	Date

/S/ TERRANCE GREGG Terrance Gregg	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2012

/S/ KEVIN SAYER Kevin Sayer	President and Director	March 28, 2012

/S/ JESS ROPER Jess Roper	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2012

* Jonathan Lord, M.D.	Chairman of the Board of Directors	March 28, 2012

* Nicholas Augustinos	Director	March 28, 2012

* Martin Doordan	Director	March 28, 2012

* Barbara Kahn	Director	March 28, 2012

* Jay Skyler, M.D.	Director	March 28, 2012

* Eric Topol, M.D.	Director	March 28, 2012

*By:	/S/ TERRANCE H. GREGG
Attorney-in-Fact