Form 10-Q
period 2012-03-31
DEXCOM INC
filed 2012-05-02
CIK 1093557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 26, 2012, 68,549,519 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

DexCom, Inc.

Consolidated Balance Sheets

(In thousands—except par value data)

	March 31, 2012 (Unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$5,119	$2,553
Short-term marketable securities, available-for-sale	65,065	79,358
Accounts receivable, net	12,543	12,547
Inventory	8,044	8,171
Prepaid and other current assets	2,051	1,781

Total current assets	92,822	104,410
Property and equipment, net	16,206	15,019
Restricted cash	1,039	939
Intangible assets, net	4,610	0
Goodwill	3,162	0
Other assets	123	107

Total assets	$117,962	$120,475

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$7,980	$6,346
Accrued payroll and related expenses	6,251	6,804
Current portion of deferred revenue	1,845	1,591

Total current liabilities	16,076	14,741
Other liabilities	1,501	963
Long-term portion of deferred revenue	834	281

Total liabilities	18,411	15,985
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	0	0
Common stock, $0.001 par value, 100,000 authorized; 68,833 and 68,550 issued and outstanding, respectively, at March 31, 2012; and 67,833 and 67,549 shares issued and outstanding, respectively, at December 31, 2011	69	68
Additional paid-in capital	504,773	495,626
Accumulated other comprehensive loss	(103)	(80)
Accumulated deficit	(405,188)	(391,124)

Total stockholders’ equity	99,551	104,490

Total liabilities and stockholders’ equity	$117,962	$120,475

See accompanying notes

DexCom Inc.

Consolidated Statements of Operations

(In thousands—except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Product revenue	$18,618	$13,139
Development grant and other revenue	1,477	1,035

Total revenue	20,095	14,174
Product cost of sales	9,587	8,352
Development and other cost of sales	1,121	706

Total cost of sales	10,708	9,058

Gross profit	9,387	5,116
Operating expenses
Research and development	9,715	6,268
Selling, general and administrative	15,069	10,718

Total operating expenses	24,784	16,986

Operating loss	(15,397)	(11,870)
Interest and other income	25	26
Interest expense	0	(6)

Loss before income taxes	(15,372)	(11,850)
Income tax expense (benefit)	(1,308)	0

Net loss	$(14,064)	$(11,850)

Basic and diluted net loss per share	$(0.21)	$(0.19)

Shares used to compute basic and diluted net loss per share	67,790	62,179

See accompanying notes

DexCom Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net loss	$(14,064)	$(11,850)
Unrealized gain (loss) on short-term available-for-sale marketable securities	(2)	17
Foreign currency translation loss	(21)	(34)

Comprehensive loss	$(14,087)	$(11,867)

See accompanying notes

DexCom, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net loss	$(14,064)	$(11,850)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,182	806
Share-based compensation	4,146	2,548
Accretion and amortization related to investments, net	285	146
Release of valuation allowance against deferred tax assets	(1,316)	0
Other non-cash	61	0
Changes in operating assets and liabilities:
Accounts receivable	4	(487)
Inventory	127	1,687
Prepaid and other assets	(231)	389
Restricted cash	(100)	225
Accounts payable and accrued liabilities	(631)	(1,116)
Accrued payroll and related expenses	(553)	(1,027)
Deferred revenue	807	(595)
Deferred rent and other liabilities	119	(15)

Net cash used in operating activities	(10,164)	(9,289)
Investing activities
Purchase of available-for-sale marketable securities	(26,618)	(3,991)
Proceeds from the maturity of available-for-sale marketable securities	40,569	12,558
Purchase of property and equipment	(2,320)	(1,791)

Net cash provided by investing activities	11,631	6,776
Financing activities
Net proceeds from issuance of common stock	1,120	1,688
Repayment of equipment loan	0	(225)

Net cash provided by financing activities	1,120	1,463

Effect of exchange rate changes on cash and cash equivalents	(21)	(34)

Increase (decrease) in cash and cash equivalents	2,566	(1,084)
Cash and cash equivalents, beginning of period	2,553	4,889

Cash and cash equivalents, ending of period	$5,119	$3,805

Supplemental disclosure of non-cash transactions
Issuance of common stock in connection with acquisition and contingent consideration	$6,063	$0

See accompanying notes

DexCom, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization and Business

DexCom, Inc. is a medical device company focused on the design, development and commercialization of continuous glucose monitoring (“CGM”) systems for ambulatory use by people with diabetes and by healthcare providers in the hospital for the treatment of both diabetic and non-diabetic patients. Unless the context requires otherwise, the terms “we,” “us,” “our,” the “company,” or “DexCom” refer to DexCom, Inc. and its subsidiaries.

Basis of Presentation

We have incurred operating losses since our inception and have an accumulated deficit of $405.2 million at March 31, 2012. As of March 31, 2012, we had available cash, cash equivalents and short-term investments totaling $70.2 million, excluding $1.0 million of restricted cash, and working capital of $76.7 million. Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned increases in compensation related expenses or other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources will be sufficient to fund our operations through at least March 31, 2013.

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation (except for the changes in estimates described below), have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2011 included in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission on February 23, 2012, as amended by Amendment No. 1 to Form 10-K filed on March 28, 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of DexCom and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting

An operating segment is identified as a component of a business that has discrete financial information available, and one that the chief operating decision maker must decide the level of resource allocation directed to the segment. In addition, the guidance for segment reporting indicates certain quantitative thresholds. The operations of SweetSpot Diabetes Care, Inc. (“SweetSpot”), our subsidiary, are currently not material in regards to segment reporting, but may become material in the future. We currently consider our operations to be, and manage our business as, one operating segment.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include excess or obsolete inventories, warranty accruals, employee bonus, clinical study expenses, allowances for returned product, allowance for bad debt, deferral period for recognizing revenue on future performance obligations, accounting for the SweetSpot acquisition, and share-based compensation expense. Excess and obsolete inventories are estimated by identifying the amount of on hand and on order materials compared to expected future sales, taking into account clinical trial and development usage along with new product introductions. Employee bonus estimates are based, in part, on the 2012 bonus plan’s authorized target bonus amounts to be awarded from the bonus pool based on the weighted average achievement of certain objectives. Clinical trial expenses are accrued based on estimates of progress under related contracts and include initial set up costs as well as ongoing monitoring over multiple sites in the U.S. and abroad. An allowance for refunds for returned products is determined by analyzing the timing and amounts of past refund activity.

Share-Based Compensation

We recorded $4.1 million and $2.5 million in share-based compensation expense during the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012, unrecognized estimated compensation costs related to unvested stock options and restricted stock units totaled $38.5 million and is expected to be recognized through 2016. We issued performance restricted stock units (the “Performance Awards”) in connection with our acquisition of SweetSpot. The performance targets for these Performance Awards are earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal years 2013 and 2014. We recognize expense for the Performance Awards when it is probable that the EBITDA targets will be met. At March 31, 2012, we had $1.3 million of unrecognized share-based compensation related to the Performance Awards. We utilize the Black-Scholes option-pricing model as the method of valuation for share-based awards granted and we use the grant date fair value of our common stock for valuing restricted stock unit awards.

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

We have entered into distribution agreements with RGH Enterprises, Inc. (“Edgepark”) and other distributors that allow the distributors to sell our durable systems and disposable units. Revenue on product sales to distributors is generally recognized at the time of shipment, which is when title and risk of loss have been transferred to the distributor and there are no other post-shipment obligations. Revenue is recognized based on contracted prices and invoices are either paid by check following the issuance of a purchase order or letter of credit, or they are paid by wire at the time of placing the order. Terms of distributor orders are generally Freight on Board (“FOB”) shipping point (Free Carrier (“FCA”) shipping point for international orders). Distributors do not have rights of return per their distribution agreement outside of our standard warranty. We accrue for estimated returns, refunds and rebates by reducing revenues and establishing a liability account at the time of shipment based on historical experience. The distributors typically have a limited timeframe to notify us of any missing, damaged, defective or non-conforming products. For any such products, we shall either, at our option, replace the portion of defective or non-conforming product at no additional cost to the distributor or cancel the order and refund any portion of the price paid to us at that time for the sale in question.

We shipped product directly to certain distributors’ customers and recognized $3.5 million and $4.1 million in revenue, which represents 17% and 29% of our total revenues for the three months ended March 31, 2012 and 2011, respectively. With respect to other distributors which stock inventory of our product and fulfill orders from their inventory, we shipped product to these distributors and recognized $6.9 million and $2.3 million in revenue from these arrangements, which represents 35% and 16% of our total revenues for the three months ended March 31, 2012 and 2011, respectively. We monitor shipments to, and on-hand inventory levels of, these distributors, and at March 31, 2012, these distributors had limited amounts of our product in their inventory.

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

For transactions containing multiple element arrangements entered into or materially modified after January 1, 2010, we consider deliverables as separate units of accounting and recognize deliverables as revenue upon delivery only if (i) the deliverable has standalone value and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is probable and substantially controlled by us. We allocate consideration to the separate units of accounting using the relative selling price method, in which allocation of consideration is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”), or if VSOE or TPE is not available, management’s best estimate of a standalone selling price for elements

For transactions containing multiple element arrangements entered into prior to January 1, 2010, we considered deliverables as separate units of accounting and recognized deliverables as revenue upon delivery only if (i) the deliverable had standalone value, (ii) if the arrangement included a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) was probable and substantially controlled by us, and (iii) the fair value of the undelivered performance obligations could be determined. In those instances when objective and reliable evidence of fair value existed for the undelivered items but not for the delivered items, the residual method was used to allocate the arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered items equaled the total arrangement consideration less the aggregate fair value of the undelivered items. If we were unable to establish standalone value for delivered items or when fair value of undelivered items had not been established, revenue was deferred until all elements were delivered and services had been performed, or until fair value could objectively be determined for any remaining undelivered elements.

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

Income Taxes

A valuation allowance of approximately $134.7 million has been established as of December 31, 2011 to offset our net deferred tax assets, as realization of such assets is uncertain. During the quarter ended March 31, 2012, as a result of the merger with SweetSpot, we recorded an income tax benefit of approximately $1.3 million related to a release of a portion of the valuation allowance against our deferred tax assets, as we have concluded that our net operating losses can be utilized against the assumed deferred tax liabilities of SweetSpot. We do not anticipate any further release of the valuation allowance against our deferred tax assets in the near future.

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

We did not own any Level 3 financial assets or liabilities as of March 31, 2012 or December 31, 2011.

The following table represents our fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of March 31, 2012 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Marketable securities, available for sale
U.S. government agencies	0	$47,713	0	$47,713
Commercial paper	0	$3,498	0	$3,498
Corporate debt	0	$13,854	0	$13,854

Total marketable securities, available for sale		$65,065		$65,065
Restricted cash	$1,039	0	0	$1,039

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

Recent Accounting Guidance

In June 2011, the FASB issued authoritative guidance for the Presentation of Comprehensive Income. The issuance of the guidance is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance supersedes the presentation options in previous guidance and facilitates convergence of U.S. GAAP and IFRS by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011. The retrospective application had only a presentation impact on our consolidated financial statements for the three months ended March 31, 2012.

In December 2011, the FASB issued authoritative guidance for the Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report 2 reclassifications out of accumulated other comprehensive income consistent with the presentation requirements previously in effect. We are currently assessing the impact this guidance is expected to have on our consolidated financial statements.

2. Net Loss Per Common Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, options and unvested restricted stock units are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in thousands):

	Three Months Ended March 31,
	2012	2011
Options outstanding to purchase common stock	7,731	8,177
Unvested restricted stock units	3,171	1,668

Total	10,902	9,845

3. Financial Statement Details (in thousands)

Short Term Marketable Securities, Available for Sale

Short term investment securities, consisting solely of debt securities with contractual maturities of less than one year were as follows (in thousands):

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$47,709	$6	$(2)	$47,713
Commercial paper	3,498	0	0	3,498
Corporate debt	13,860	0	(6)	13,854

Total	$65,067	$6	$(8)	$65,065

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$61,890	$11	$(5)	$61,896
Commercial paper	7,497	0	0	7,497
Corporate debt	9,972	2	(9)	9,965

Total	$79,359	$13	$(14)	$79,358

Inventory

	March 31, 2012	December 31, 2011
Raw materials	$4,294	$4,577
Work-in-process	931	601
Finished goods	2,819	2,993

Total	$8,044	$8,171

Accounts Payable and Accrued Liabilities

	March 31, 2012	December 31, 2011
Accounts payable trade	$1,952	$2,807
Accrued tax, audit, and legal fees	641	735
Clinical trials	14	161
Accrued other including warranty	5,373	2,643

Total	$7,980	$6,346

Accrued Warranty

	Three Months Ended March 31,
	2012	2011
Beginning balance	$306	$435
Charges to costs and expenses	481	512
Costs incurred	(446)	(478)

Ending balance	$341	$469

4. Commitments and Contingencies

Leases

In April 2006, we entered into an office lease agreement for facilities located in San Diego, California. In August 2010, we entered into a First Amendment to Office Lease (the “Lease Amendment”) with respect to facilities in the buildings at 6340 Sequence Drive and 6310 Sequence Drive, each in San Diego, California (the “Buildings”). Under the Lease Amendment, we have leased additional space in the Buildings, and retain the right and obligation to lease additional space in the Buildings. The lease term for the Buildings extends through November 2016 and we have a five-year option to renew the lease upon the expiration of the initial term. These facility leases have annual rental increases ranging from approximately 2.5% to 4.0%. The difference between the straight-line expense over the term of the lease and actual amounts paid are recorded as deferred rent. In September 2008, our subsidiary in Sweden entered into a three year lease for a small shared office space, which was renewed for a three year term and has a quarterly adjustment clause for rent to increase or decrease in proportion to changes in consumer prices. Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances, under all lease agreements as of March 31, 2012 were as follows (in thousands):

Fiscal Year Ending
Remainder of 2012	$1,636
2013	2,507
2014	2,591
2015	2,665
2016	2,511
Thereafter	0

Total	$11,910

Total rent expense for the three months ended March 31, 2012 and 2011 was $0.6 million and $0.7 million, respectively.

Litigation

On August 11, 2005, Abbott Diabetes Care, Inc. (“Abbott”) filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware, seeking a declaratory judgment that our continuous glucose monitor infringes certain patents held by Abbott. In August 2005, we moved to dismiss these claims and filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office (the “Patent Office”) and by March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against us in the litigation. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by our continuous glucose monitor. On August 18, 2006, the court granted our motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim. In approving the stay, the court also granted our motion to strike, or disallow, Abbott’s amended complaint in which Abbott had sought to add three additional patents to the litigation. Subsequent to the court’s August 18, 2006 order striking Abbott’s amended complaint, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of the three additional patents it had sought to include in the litigation discussed above. On September 7, 2006, we filed a motion to strike Abbott’s new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, we asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. In February 2007, the Patent Office ordered reexamination of each of the three patents cited in this new lawsuit. On September 30, 2007, the court granted our motion to consolidate the cases and stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against us. In connection with this litigation five of Abbott’s seven patents that are the subject of the litigation have one or more associated reexamination requests in various stages at the Patent Office. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, canceling claims and/or seeking to add new claims. Regarding the remaining two patents, Abbott has appealed the decisions of final rejection to the Federal Circuit, the cases have been consolidated and certain briefs have been filed by Abbott, the Patent Office and DexCom. Regarding our brief, the Federal Circuit denied our Motion for Leave to File Amicus Brief. An oral hearing is scheduled for June 7, 2012.

In addition, since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed 32 reexamination requests seeking to invalidate 30 of our patents. Twelve of the 32 reexamination requests are in various stages at the Patent Office, and 20 have been issued a Certificate of Reexamination. We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid. Additionally, Abbott has filed an Opposition to three of our European patents. Although it is our position that Abbott’s assertions of infringement have no merit, and that the potential interference and reexamination requests have no merit, neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation, potential interference or reexamination requests can be assessed, and as of March 31, 2012, no amounts have been accrued.

From time to time, we are subject to various claims and suits arising out of the ordinary course of business, including commercial and employment related matters. We do not expect that the resolution of these matters would have a material adverse effect on our consolidated financial position.

Purchase Commitments

We are party to various purchase arrangements related to our manufacturing and development activities including materials used in our glucose monitoring systems. As of March 31, 2012, we had purchase commitments with vendors totaling $9.4 million due within one year. There are no material purchase commitments due beyond one year.

5. Development Agreements

Insulet Corporation

On January 7, 2008, we entered into a development agreement with Insulet Corporation (“Insulet”) to integrate our continuous glucose monitoring technology into Insulet’s wireless, handheld OmniPod System Personal Diabetes Manager. The agreement is non-exclusive and does not impact either party’s existing third party development agreements.

Animas Corporation

On January 10, 2008, we entered into a joint development agreement with Animas Corporation (“Animas”), as amended on January 12, 2009, July 30, 2009 and June 7, 2011 (“the Animas Amendments”), to integrate our continuous glucose monitoring technology into Animas insulin pumps. Under the terms of the amended agreement, Animas was to contribute up to $1.1 million to DexCom to offset certain development, clinical and regulatory expenses. The agreement is non-exclusive in the United States, but exclusive outside the United States and does not impact either party’s existing third-party development agreements. In January 2008 we received $0.5 million from Animas to offset development and other expenses. In January 2009 we received an additional $0.3 million. We did not recognize any development grant and other revenue related to consideration previously received for development efforts for the three months ended March 31, 2012, compared to $25,000 for the same period in 2011. Pursuant to the Animas Amendments, we were to collaborate with Animas to develop a modified version of our transmitter to support a single, global CGM-enabled insulin pump launch by Animas. We were entitled to receive a one-time $1.0 million milestone payment upon the achievement of performance qualification of a manufacturing line for the modified transmitter, which was earned in December 2010. We were also entitled to receive an additional one-time $4.0 million milestone payment and a one-time $0.3 million development payment upon the first regulatory body approval outside the United States for the new system, which were earned in May 2011.

Edwards Lifesciences LLC

On November 10, 2008, and as amended on May 5, 2009, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Edwards Lifesciences LLC (“Edwards”). Pursuant to the Collaboration Agreement, we and Edwards agreed to develop jointly and to market an in-hospital automatic blood glucose monitoring system. Under the terms of the Collaboration Agreement, as amended, Edwards was obligated to pay us an upfront fee of $13.0 million. In addition, we were entitled to receive up to $10.0 million for product development costs. We will also receive either a profit-sharing payment of up to 10% on the product’s gross profits, or a royalty of up to 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license under our intellectual property to the critical care sector in the hospital market. Edwards will be responsible for global sales and marketing, and we will initially be responsible for manufacturing. In November 2008 we received $13.0 million. We received an additional $10.0 million during 2009 and 2010. We recorded $0.3 million in development grant and other revenue related to consideration previously received for development efforts for the three months ended March 31, 2012, compared to $0.6 million for the same period in 2011.

Each of the milestones related to the Collaboration Agreement is considered to be substantive under the terms of the Collaboration Agreement and we are entitled to receive up to $12.0 million in milestones related to regulatory approvals and manufacturing readiness, subject to reductions based on the timing of the receipt of approvals. We did not recognize any consideration for milestones related to the Collaboration Agreement for the three months ended March 31, 2012 and 2011.

Roche Diagnostics Operations, Inc.

On November 1, 2011, we entered into a non-exclusive Research and Development Agreement (the “Roche Agreement”) with Roche Diagnostics Operations, Inc. (“Roche”) to integrate a future generation of our continuous glucose monitoring technology with Roche’s next generation Accu-Chek insulin delivery system in the United States. Under the terms of the Roche Agreement, we are entitled to receive up to $1.0 million to offset certain development, clinical and regulatory expenses. We also received an initial payment of $0.5 million as a result of the execution of the Roche Agreement, and we are entitled to receive an additional $0.5 million upon agreement of a development and regulatory plan, which is not considered to be substantive. We are also entitled to receive up to an additional $2.0 million upon the achievement of certain milestones related to regulatory submissions and approvals as set forth in the Roche Agreement, which are considered to be substantive. We did not recognize any consideration for milestones for the three months ended March 31, 2012. We recorded $47,000 in development grant and other revenue related to consideration previously received for development efforts for the three months ended March 31, 2012 compared to none for the same period in 2011.

Tandem Diabetes Care, Inc.

On February 1, 2012, we entered into a non-exclusive Development and Commercialization Agreement (the “Tandem Agreement”) with Tandem Diabetes Care, Inc. (“Tandem”) to integrate a future generation of our continuous glucose monitoring technology with Tandem’s t:slimTM insulin delivery system in the United States. Under the terms of the Tandem Agreement, we are entitled to receive up to $1.0 million to offset certain development, clinical and regulatory expenses. We also received an initial payment of $0.1 million as a result of the execution of the Tandem Agreement, and a payment of $0.9 million within 30 days of the execution of the Tandem Agreement. We are also entitled to receive up to an additional $2.0 million upon the achievement of certain milestones related to regulatory submissions and approvals as set forth in the Tandem Agreement. Each of the milestones related to the Tandem Agreement is considered to be substantive. We did not recognize any consideration for milestones for the three months ended March 31, 2012. We recorded $57,000 in development grant and other revenue related to consideration previously received for development efforts for the three months ended March 31, 2012 compared to none for the same period in 2011.

6. Business Combinations

On February 21, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire SweetSpot. The merger was consummated on March 6, 2012 (the “Closing”). In accordance with the Merger Agreement, on the Closing, we issued 384,483 shares of our common stock having an aggregate value on the Closing of $3.9 million (the “Closing Payment”) to the security holders of SweetSpot. We may also issue up to 357,176 shares of our common stock having an aggregate value of up to $4.0 million in milestone payments contingent upon the achievement of certain platform development milestones and regulatory approval milestones. The fair value of the contingent consideration at the Closing was determined to be $2.2 million using a probability-weighted discounted cash flow model with the key assumptions being the discount rate, the timing of expected achievement and the probability assigned to each milestone being achieved.

SweetSpot is a healthcare-focused information technology company with a platform for uploading and processing data from diabetes devices to advance the treatment of diabetes. SweetSpot specializes in turning raw output from patient devices into information for healthcare providers, patients and researchers. Through our acquisition of SweetSpot, we have a software platform that enables our patients to aggregate and analyze data from diabetes devices and to share it with their healthcare providers.

The acquisition of SweetSpot has been recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations. The preliminary allocation of initial purchase price is based on our preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed as of the Closing, and these estimates are subject to adjustments. The provisional items pending finalization are the valuation of acquired intangible assets and goodwill, the classification of contingent consideration and the calculation of the purchase price.

The estimated initial purchase price is as follows (in thousands):

Market value of DexCom common stock issued on the Closing	$3,882
Fair value of contingent consideration	2,181

Total estimated initial purchase price	$6,063

The initial purchase price allocation recorded at March 31, 2012 is preliminary and is subject to change. The following table summarizes the allocation of the estimated initial purchase price.

	Estimated Fair Value (in thousands)	Estimated Useful Life in Months
Debt-free net working capital (including cash)	$(359)
Other assets and liabilities	(1,400)
Core technology	2,800	118
Developed technology	400	46
In-process research and development	200	51
Trademarks and trade names	60
Customer-related intangible	600	70
Covenants not-to-compete	600	70
Goodwill	3,162

Total purchase price allocation	$6,063

Approximately $3.2 million of the purchase price was allocated to goodwill and $4.6 million was allocated to core and developed technology, in-process research and development (“IPR&D”), customer-related intangibles and covenants not-to-complete. Goodwill represents the excess of the estimated initial purchase price over the fair value of tangible and identified intangible assets acquired. Goodwill and trademarks and trade names are not amortized, but are subject to periodic review for impairment. Acquired core and developed technology represents the fair value assigned to technology assets that we acquired that have been completed at the date of acquisition. The acquired technology is capitalized as intangible assets and amortized over their estimated useful lives. Acquired IPR&D represents the fair value assigned to research and development assets that we acquired that have not been completed at the date of acquisition. The acquired IPR&D is capitalized as an intangible asset and tested for impairment at least annually until commercialization, after which time the IPR&D will be amortized over its estimated useful life. Acquired customer-related intangibles and covenant not-to-compete are capitalized as intangible assets and amortized over their estimated useful lives.

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

In-Hospital Product Line: GlucoClear®

To address the in-hospital patient population, we entered into an exclusive agreement with Edwards Lifesciences LLC (“Edwards”) to develop jointly and market a specific product platform for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for the critical care market. On October 30, 2009, we received Conformité Européene Marking (“CE Mark”) approval for our first generation blood-based in-vivo automated glucose monitoring system, which we have branded the GlucoClear, for use by healthcare providers in the hospital. In partnership with Edwards, we initiated a very limited launch of the GlucoClear system in Europe in 2009. Together with Edwards, we are continuing to develop a second generation GlucoClear system, for which we plan to seek approval from the FDA.

SweetSpot

Through our acquisition of SweetSpot in 2012, we have a software platform that enables our patients to aggregate and analyze data from diabetes devices and to share it with their healthcare providers. In November 2011, SweetSpot received 510(k) clearance from the FDA to market to clinics a data management service, which helps healthcare providers and patients see, understand and use blood glucose meter data to diagnose and manage diabetes. SweetSpot’s data transfer service is registered with the FDA as a Medical Device Data System (“MDDS”) and allows researchers to control the transfer of data from patient diabetes devices to research tools and databases according to their own research workflows. SweetSpot’s software provides an advanced cloud-based platform for uploading, processing and delivering health data and transforms raw output from patient medical devices into useful information for healthcare providers, patients and researchers.

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

The International Diabetes Federation (“IDF”) estimates that in 2011, 366 million people around the world had diabetes, and the Centers for Disease Control (“CDC”) estimates that in 2010, diabetes affected 25.8 million people in the United States. IDF estimates that by 2030, the worldwide incidence of people suffering from diabetes will reach 552 million. The increased prevalence of diabetes is believed to be the result of an aging population, unhealthy diets and increasingly sedentary lifestyles. According to the CDC, diabetes was the seventh leading cause of death by disease in the United States during 2007, and complications related to diabetes include heart disease, limb amputations, loss of kidney function and blindness. According to the IDF, there were more than 100,000 deaths attributable to diabetes in the United States and 4.6 million deaths attributable to diabetes globally in 2011.

According to a CDC spokesman cited in a New York Times article from January of 2006, one in every three children born in the United States in 2001 was expected to become diabetic in their lifetimes, and every day in the United States, on average, 4,100 people would be diagnosed with diabetes, 230 people would undergo amputations as a result of diabetes, 120 people would enter end-stage kidney disease programs and 55 people would lose their vision.

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

We are leveraging our technology platform to enhance the capabilities of our current products and to develop additional continuous glucose monitoring products. In January 2008, we entered into two separate development agreements, one with Animas Corporation (“Animas”), a subsidiary of Johnson & Johnson, and one with Insulet Corporation (“Insulet”). In November 2011, we entered into a development agreement with Roche Diagnostics Operations, Inc. (“Roche”), and in February 2012, we entered into a development agreement with Tandem Diabetes Care, Inc. (“Tandem”). The purpose of each of these four development relationships is to integrate our technology into the insulin pump product offerings of the respective partner, enabling the partner’s insulin pump or handheld to receive glucose readings from our transmitter and display this information on the pump’s screen or handheld device. The Animas insulin pump product augmented with our sensor technology has been branded the Vibe®, and received CE Mark approval in May 2011, which allows Animas to market the Vibe in the countries that recognize CE Mark approvals.

In addition, we are continuing to seek approval for our next generation ambulatory system and have filed an application seeking approval of our next generation ambulatory system. We expect our next generation system will further improve sensor reliability, stability and accuracy over the useful life of the sensor, and will be suited for large scale manufacturing. We also intend to seek approval for a pediatric indication (patients under 18 years of age) and a pregnancy indication (patients who develop gestational diabetes during pregnancy) for our product platform in the future.

On February 21, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire SweetSpot. Pursuant to the Merger Agreement, DexCom acquired SweetSpot and SweetSpot became a wholly-owned subsidiary of DexCom (the “Merger”). The Merger was consummated on March 6, 2012. SweetSpot is a healthcare-focused information technology company with a platform for uploading and processing data from diabetes devices to advance the treatment of diabetes. SweetSpot specializes in turning raw output from patient devices into information for healthcare providers, patients and researchers. Through our acquisition of SweetSpot, we have a software platform that enables our patients to aggregate and analyze data from diabetes devices and share it with their healthcare providers.

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

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare and Medicaid (“CMS”) released 2008 Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those patients covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices that includes our devices. As of May 2012, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our SEVEN PLUS system by their members. Many of these coverage policies are restrictive in nature and require the patient to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. In addition, patients who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist patients in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create and liberalize coverage policies with third-party payors and expect to continue to do so in 2012. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, patients may not use them on a widespread basis.

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

We currently manufacture our devices at our headquarters in San Diego, California. These facilities have more than 8,000 square feet of laboratory space and approximately 12,000 square feet of controlled environment rooms. In February 2010, the FDA inspected our facility and issued a Form 483 identifying several inspectional observations. Subsequent to the inspection, we also received a warning letter from the FDA requiring us to file medical device reports (“MDRs”), in accordance with the MDR regulations for complaints involving sensor wire fractures underneath a patient’s skin. In response to the warning letter and the Form 483 inspectional observations, we took corrective action to address the observations to achieve substantial compliance with the FDA regulatory requirements applicable to a commercial medical device manufacturer and received written notification dated November 1, 2010 from the FDA that we adequately addressed all issues cited in the warning letter.

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

Product revenues are generated from the sale of durable continuous glucose monitoring systems (receivers and transmitters) and disposable sensors through a direct sales force in the United States as well as through distribution arrangements in the United States, in portions of Europe and Israel. The sensor is inserted by the patient and is intended to be used continuously for up to seven days, after which it may be replaced with a new disposable sensor. Our transmitter and receiver are reusable. In the event we establish an installed base of patients using our products, we expect to generate an increasing portion of our revenues through recurring sales of our disposable sensors. We recognize product revenue generally upon shipment and our sales terms provide for customer payment at the time of order, payment due within negotiated contractual terms with insurance payors, or with the issuance of a purchase order or letter of credit for certain distributors and institutions.

From inception through March 31, 2012, we had generated $191.3 million of product and development grant and services (non-product) revenue, and we have incurred net losses in each year since our inception in May 1999. From inception through March 31, 2012, we had an accumulated deficit of $405.2 million. We expect our losses to continue as we proceed with our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and convertible debt. Most recently, in May 2011, we completed a follow-on public offering of 4,700,000 shares of our common stock for net proceeds of approximately $71.2 million.

Financial Operations

Revenue

From inception through March 31, 2012, we generated $157.6 million in product revenue from the sale of our continuous glucose monitoring systems. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. During the first quarter of 2008, we entered into a joint development agreement with Animas under which we recognized development grant and other revenue received pursuant to that agreement ratably over the term of the development period. During the fourth quarter of 2008, we entered into a collaboration agreement with Edwards under which we recognize development grant and other revenue received pursuant to that agreement ratably over the term of the development period. During the fourth quarter of 2011, we entered into a development agreement with Roche under which we recognize development grant and other revenue received pursuant to that agreement ratably over the term of the development period. During the first quarter of 2012, we entered into a development agreement with Tandem under which we recognize development grant and other revenue received pursuant to that agreement ratably over the term of the development period. We recognize development milestones associated with each agreement as revenue upon achievement of each milestone if the milestone is considered substantive. From inception through March 31, 2012, we recognized $33.7 million in development grant and other revenue, which includes milestones and services.

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

Results of Operations

Quarter Ended March 31, 2012 Compared to March 31, 2011

Revenue, Cost of Sales and Gross Margin

Product revenues increased $5.5 million to $18.6 million for the three months ended March 31, 2012 compared to $13.1 million for the three months ended March 31, 2011 based primarily on increased sales volume of our durable systems and disposable sensors. Product cost of sales increased $1.2 million to $9.6 million for the three months ended March 31, 2012 compared to $8.4 million for the three months ended March 31, 2011. The product gross profit of $9.0 million for the three months ended March 31, 2012 increased $4.2 million compared to $4.8 million for the same period in 2011, primarily due to increased revenue and increased manufacturing absorption.

Development grant and other revenues increased $0.4 million to $1.5 million for the three months ended March 31, 2012 compared to $1.0 million for the three months ended March 31, 2011. Development and other cost of sales increased $0.4 million to $1.1 million for the three months ended March 31, 2012 compared to $0.7 million for the three months ended March 31, 2011. The increase in development grant and other revenues during the three months ended March 31, 2012 was due to additional services performed and was partially offset by longer than expected development and regulatory review timelines under our collaboration arrangement with Edwards. The increase in costs associated with development was primarily due to additional development obligations during the period with respect to our collaboration arrangements.

Research and Development. Research and development expense increased $3.4 million to $9.7 million for the three months ended March 31, 2012, compared to $6.3 million for the three months ended March 31, 2011. The increase in research and development expense was primarily due to increased development efforts for our future generation ambulatory products. Major elements of increased research and development costs include $0.9 million in additional salaries, bonus, and payroll related costs, $0.9 million in additional consulting costs, and $0.7 million in additional clinical trial costs.

Selling, General and Administrative. Selling, general and administrative expense increased $4.4 million to $15.1 million for the three months ended March 31, 2012, compared to $10.7 million for the three months ended March 31, 2011. The increase was primarily due to higher selling and marketing costs to support revenue growth and the continued commercialization of our products and higher legal costs associated with our acquisition of SweetSpot. Major elements of increased selling, general, and administrative expenses include $1.5 million in additional salaries, bonus, and payroll related costs, $0.9 million in additional share-based compensation costs, and $0.5 million in higher commissions.

Interest and Other Income. Interest and other income decreased to $25,000 for the three months ended March 31, 2012, compared to $26,000 for the three months ended March 31, 2011. The decrease in interest and other income was primarily due to lower average interest bearing cash and marketable securities balances and lower yields earned on those balances during the three months ended March 31, 2012 as compared to the same period of 2011.

Interest Expense. Interest expense decreased to $245 for the three months ended March 31, 2012, compared to $6,000 for the three months ended March 31, 2011. The decrease in interest expense was primarily due to no amounts outstanding under the equipment lines for the three months ended March 31, 2012 compared to the same period of 2011.

Income Tax Benefit. Income tax benefit was $1.3 million for the three months ended March 31, 2012, compared to none for the three months ended March 31, 2011. The increase in income tax benefit was due to the acquisition of SweetSpot and the release of the valuation allowance against some of our deferred tax assets.

Liquidity and Capital Resources

We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of March 31, 2012, we had an accumulated deficit of $405.2 million and had working capital of $76.7 million. Our cash, cash equivalents and short-term marketable securities totaled $70.2 million, excluding $1.0 million in restricted cash. We have funded our operations primarily from the sale of equity and debt securities and our bank line. In May 2011, we completed a follow-on public offering of 4,700,000 shares of our common stock for net proceeds of approximately $71.2 million.

Net Cash Used in Operating Activities. Net cash used in operating activities increased $0.9 million to $10.2 million for the three months ended March 31, 2012, compared to $9.3 million for the same period in 2011. The increase in cash used in operations was primarily due to $2.2 million in higher net loss, offset by $0.9 million in higher non-cash charges primarily comprised of share-based compensation.

Net Cash Provided by Investing Activities. Net cash provided by investing activities was $11.6 million for the three months ended March 31, 2012, compared to $6.8 million for the same period of 2011. The increase in cash provided by investing activities was primarily due to $28.0 million increase in proceeds from the maturities of short-term marketable securities offset by a $22.6 million increase in cash used to purchase available-for-sale marketable securities for the three months ended March 31, 2012 as compared to the same period in 2011. We invested $2.3 million and $1.8 million in equipment to support manufacturing improvements for the three months ended March 31, 2012 and 2011, respectively.

Net Cash Provided by Financing Activities. Net cash provided by financing activities decreased $0.3 million to $1.1 million for the three months ended March 31, 2012, compared to $1.5 million for the same period of 2011. The decrease was primarily due to $0.6 million decrease in proceeds from the issuance of common stock offset by $0.2 million decrease in the repayment of an equipment line for the three months ended March 31, 2012 compared to the same period of 2011.

Operating Capital and Capital Expenditure Requirements

We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses to continue to expand the commercialization of our approved products, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.

We believe that our cash, cash equivalents, short-term marketable securities balances, and projected cash contributions from existing partnership arrangements will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs through at least March 31, 2013. If our available cash, cash equivalents and short-term marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, there can be no assurance that we will be successful in obtaining additional cash contributions from future partnership arrangements. Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we are unable to obtain additional financing, we may be required to reduce planned increases in compensation related expenses or other operating expenses related to research, development, and commercialization activities, which could have an adverse impact on our ability to achieve our intended business objectives.

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

On March 6, 2012, we consummated our acquisition of SweetSpot. Through our acquisition of SweetSpot, we have a software platform that enables our patients to aggregate and analyze data from diabetes devices and to share it with their healthcare providers. In November 2011, SweetSpot received 510(k) clearance from the FDA to market to clinics a data management service, which helps healthcare providers and patients see, understand and use blood glucose meter data to diagnose and manage diabetes. SweetSpot’s data transfer service is registered with the FDA as a MDDS and allows researchers to control the transfer of data from patient diabetes devices to research tools and databases according to their own research workflows. SweetSpot’s software provides an advanced cloud-based platform for uploading, processing and delivering health data and transforms raw output from patient medical devices into useful information for healthcare providers, patients and researchers. The acquisition could increase our cost structure or divert management’s attention more than anticipated.

Contractual Obligations

We are party to various purchase arrangements related to components used in manufacturing and research and development activities. As of March 31, 2012, we had purchase commitments with certain vendors totaling approximately $9.4 million due within one year. There are no material purchase commitments due beyond one year.

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

We provide a “30-day money back guarantee” program whereby customers who purchase the SEVEN PLUS durable system and a package of four disposable sensors may return the SEVEN PLUS durable system for any reason within thirty days of purchase and receive a full refund of their purchase price. At March 31, 2012, we maintained a reserve balance of $26,000 relating to this program. We accrue for estimated returns, refunds and rebates by reducing revenues and establishing a liability account at the time of shipment based on historical experience.

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

We shipped product directly to certain distributors’ customers and recognized $3.5 million and $4.1 million in revenue, which represents 17% and 29% of our total revenues for the three months ended March 31, 2012 and 2011, respectively. With respect to other distributors which stock inventory of our product and fulfill orders from their inventory, we shipped product to these distributors and recognized $6.9 million and $2.3 million in revenue from these arrangements, which represents 35% and 16% of our total revenues for the three months ended March 31, 2012 and 2011, respectively. We monitor shipments to, and on-hand inventory levels of, these distributors, and at March 31, 2012 these distributors had limited amounts of our product in their inventory.

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

For transactions containing multiple element arrangements entered into or materially modified after January 1, 2010, we consider deliverables as separate units of accounting and recognize deliverables as revenue upon delivery only if (i) the deliverable has standalone value and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is probable and substantially controlled by us. We allocate consideration to the separate units of accounting using the relative selling price method, in which allocation of consideration is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”), or if VSOE or TPE is not available, management’s best estimate of a standalone selling price for elements.

For transactions containing multiple element arrangements entered into prior to January 1, 2010, we considered deliverables as separate units of accounting and recognized deliverables as revenue upon delivery only if (i) the deliverable had standalone value, (ii) if the arrangement included a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) was probable and substantially controlled by us, and (iii) the fair value of the undelivered performance obligations could be determined. In those instances when objective and reliable evidence of fair value existed for the undelivered items but not for the delivered items, the residual method was used to allocate the arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered items equaled the total arrangement consideration less the aggregate fair value of the undelivered items. If we were unable to establish standalone value for delivered items or when fair value of undelivered items had not been established, revenue was deferred until all elements were delivered and services had been performed, or until fair value could objectively be determined for any remaining undelivered elements.

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

During the first quarter of 2008, we entered into a development agreement with Animas, as amended on January 12, 2009, July 30, 2009 and June 7, 2011, which provided us with a development grant. During the fourth quarter of 2008, we entered into a collaboration agreement with Edwards, as amended on May 5, 2009, which provided us with a development grant. During the fourth quarter of 2011, we entered into a development agreement with Roche which provided us with a development milestone. During the first quarter of 2012, we entered into a development agreement with Tandem which provided us with a development milestone. We recognized $1.5 million in development grant and other revenue for the three months ended March 31, 2012. As of March 31, 2012, we had $2.7 million in deferred revenue relating to our development and other agreements.

Share-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including employee stock options, restricted stock, restricted stock units and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. We utilize the Black-Scholes option-pricing model as our method of valuation for share-based awards granted and we use the grant date fair value of our common stock for valuing restricted stock unit awards. Share-based compensation expense recognized for the three months ended March 31, 2012 was $4.1 million compared to $2.5 million for the three months ended March 31, 2011. As of March 31, 2012, there was $38.5 million of unrecognized compensation cost related to unvested options and restricted stock units that is expected to be recognized as a component of our operating expenses through 2016. We issued performance restricted stock units (the “Performance Awards”) in connection with our acquisition of SweetSpot. The performance targets for these Performance Awards are earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal years 2013 and 2014. We recognize expense for the Performance Awards when it is probable that the EBITDA targets will be met. At March 31, 2012, we had $1.3 million of unrecognized share-based compensation related to the Performance Awards. Compensation costs will be adjusted for future changes in estimated forfeitures.

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

Accounting for business acquisitions

The acquisition of SweetSpot has been recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations. The preliminary allocation of initial purchase price is based on our preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed as of the Closing, and these estimates are subject to adjustments. The provisional items pending finalization are the valuation of acquired intangible assets and goodwill, the classification of contingent consideration and the calculation of the purchase price. The initial purchase price allocation recorded at March 31, 2012 is preliminary and is subject to change.

Goodwill represents the excess of the estimated initial purchase price over the fair value of tangible and identified intangible assets acquired. Goodwill and trademarks and trade names are not amortized, but are subject to periodic review for impairment. Acquired core and developed technology represents the fair value assigned to technology assets that we acquired that have been completed at the date of acquisition. The acquired technology is capitalized as intangible assets and amortized over their estimated useful lives. Acquired IPR&D represents the fair value assigned to research and development assets that we acquired that have not been completed at the date of acquisition. The acquired IPR&D is capitalized as an intangible asset and tested for impairment at least annually until commercialization, after which time the IPR&D will be amortized over its estimated useful life. Acquired customer-related intangibles and covenant not-to-compete are capitalized as intangible assets and amortized over their estimated useful lives.

Recent Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance for the Presentation of Comprehensive Income. The issuance of the guidance is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance supersedes the presentation options in previous guidance and facilitates convergence of U.S. GAAP and IFRS by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning on or after December 15, 2011. The retrospective application had only a presentation impact on our consolidated financial statements for the three months ended March 31, 2012.

In December 2011, the FASB issued authoritative guidance for the Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report 2 reclassifications out of accumulated other comprehensive income consistent with the presentation requirements previously in effect. We are currently assessing the impact this guidance is expected to have on our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

In connection with entering into the SweetSpot acquisition agreement in March 2012, we have developed and will continue to develop additional internal controls over our acquisition process. Except for the development of additional internal controls over accounting for acquisitions, there were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In connection with this litigation five of Abbott’s seven patents that are the subject of the litigation have one or more associated reexamination requests in various stages at the Patent Office. Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, canceling claims and/or seeking to add new claims. Regarding the remaining two patents, Abbott has appealed the decisions of final rejection to the Federal Circuit, the cases have been consolidated and certain briefs have been filed by Abbott, the Patent Office and DexCom. Regarding our brief, the Federal Circuit denied our Motion for Leave to File Amicus Brief. An oral hearing is scheduled for June 7, 2012.

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

Although it is our position that Abbott’s assertions of infringement have no merit, and that the potential interference, reexamination requests and oppositions have no merit, neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation, potential interference, reexamination requests or oppositions can be assessed, and as of March 31, 2012, no amounts have been accrued.

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

Risks Related to Our Business

We have a limited operating history and our products may never achieve market acceptance.

We expect that sales of our SEVEN PLUS, which consists of a handheld receiver, reusable transmitter and disposable sensor, will account for substantially all of our product revenue for the foreseeable future. From inception through March 31, 2012, product revenues total approximately $157.6 million. We have relatively limited experience in selling our products and we might be unable to successfully expand the commercialization of our products on a wide scale for a number of reasons, including:

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

We have incurred net losses in each year since our inception in May 1999, including a net loss of $14.1 million for the three months ended March 31, 2012. As of March 31, 2012, we had an accumulated deficit of $405.2 million. We have financed our operations primarily through private placements of our equity and debt securities and our public offerings, and have devoted a substantial portion of our resources to research and development relating to our continuous glucose monitoring systems, including our in-hospital product development, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of the SEVEN PLUS. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products, including our next generation sensor, sensor augmented insulin pump collaborations, and the GlucoClear. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public healthcare and medical device companies. As a result, we expect to continue to incur significant operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our GlucoClear in-hospital system as well as our next generation ambulatory continuous glucose monitoring sensors and systems. For the three months ended March 31, 2012, our net cash used in operating activities was $10.2 million, compared to $9.3 million for the same period in 2011, and as of March 31, 2012, we had working capital of $76.7 million comprised of $70.2 million in cash, cash equivalents and short-term marketable securities, and excludes $1.0 million in restricted cash. We expect that our cash used by operations will increase significantly in each of the next several years, and, although we completed a follow-on public offering of 4,700,000 shares of our common stock for net proceeds to the company of approximately $71.2 million in 2011, we may need additional funds to continue the commercialization of our products and for the development and commercialization of our next generation sensors and systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

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

If we are presented with appropriate opportunities, we intend to acquire or make other investments in complementary companies, products or technologies. On February 21, 2012, we entered into an Agreement and Plan of Merger with SweetSpot, and on March 6, 2012, we closed the acquisition of SweetSpot (the “Merger”). We may not realize the anticipated benefit of the Merger or any future acquisition, or the realization of the anticipated benefits may require greater expenditures than anticipated by us. We will likely face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of the operations and services of SweetSpot or any other acquired company, integration of acquired technology with our products, diversion of our management’s attention from other business concerns, the potential loss of key employees or customers of the acquired businesses and impairment charges if future acquisitions are not as successful as we originally anticipate. If we fail to successfully integrate SweetSpot or any other companies, products or technologies that we acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing shareholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets.

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

We have entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. We have entered into a distribution agreement with Edgepark as amended, pursuant to which we generated approximately 17% of our total revenue during the three months ended March 31, 2012. There can be no assurances that this relationship will continue or that we will be able to maintain this volume of sales from this relationship in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. Additionally, to the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States or Europe, our product margins could be lower than if we directly marketed and sold our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and patients in Europe will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.

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

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare & Medicaid Services (“CMS”) in 2008 released Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those patients covered by third-party payors that have adopted policies for continuous glucose monitoring devices allowing for coverage of these devices if certain conditions are met. As of May 2012, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our products by their members. However, patients without insurance that covers our products will have to bear the financial cost of them. In the United States, patients using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will be substantially dependent on whether third-party reimbursement is widely available for patients that use them. While many third-party payors have adopted some form of coverage policy on continuous glucose monitoring devices, those coverage policies frequently require significant medical documentation in order for patients to obtain reimbursement, and as a result, we have experienced difficulty in improving the efficiency of our customer service group. In addition, Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain additional reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as requiring prospective reimbursement and second opinions, purchasing in groups, or redesigning benefits. Furthermore, we are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our initial dependence on the commercial success of the SEVEN PLUS makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the SEVEN PLUS, patients may not use our products.

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

We may never receive approval or clearance from the FDA and other governmental agencies to market our next generation ambulatory system, the SweetSpot software platform or the GlucoClear, our blood-based in-vivo automated glucose monitoring system, or any other continuous glucose monitoring system under development.

Our SEVEN PLUS systems are classified by the FDA as premarket approval (“PMA”) medical devices. We are continuing to seek approval for the next generation of our ambulatory system, and have completed clinical trials and have filed an application seeking approval from the FDA for our next generation product. The PMA process requires us to prove the safety and efficacy of our ambulatory system to the FDA’s satisfaction. This process can be expensive, prolonged and uncertain, requires detailed and comprehensive scientific and human clinical data, and may never result in the FDA granting a PMA. We cannot predict when, if ever, the next generation of our ambulatory system will obtain FDA approval.

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

Even if approved or cleared by the FDA, the next generation of our ambulatory system, SweetSpot, the GlucoClear, or any other continuous glucose monitoring system under development, may not be approved or cleared for the indications that are necessary or desirable for successful commercialization. We may not obtain the necessary regulatory approvals or clearances to market these continuous glucose monitoring systems in the United States or outside of the United States. Any delay in, or failure to receive or maintain, approval or clearance for the next generation of our ambulatory system or the GlucoClear, could prevent us from generating revenue from these products or achieving profitability.

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

We are continuing to seek approval for our next generation ambulatory system, and have completed clinical trials and have filed an application seeking approval from the FDA for our next generation product. We also intend to seek approvals for the products that integrate our continuous glucose monitoring technology into the insulin delivery systems of Animas, Insulet, Roche and Tandem, respectively. In addition, together with Edwards we plan to seek 510(k) clearance from the FDA for future GlucoClear products. The GlucoClear may ultimately be classified by the FDA as either a 510(k) or PMA product, and we may consequently be requested to provide additional data in support of the GlucoClear application.

To support these and any future additional PMA or 510(k) applications we must successfully complete pre-clinical studies, bench-testing, and clinical trials that we believe will demonstrate that the product is safe and effective. Product development, including pre-clinical studies and clinical trials, is a long, expensive and uncertain process and is subject to delays and failure at any stage. Furthermore, the data obtained from the studies and trials may be inadequate to support approval of a PMA or 510(k) application and the FDA may request additional clinical data in support of those applications, which may result in significant additional clinical expenses and may delay product approvals. While we have in the past obtained, and may in the future obtain, an Investigational Device Exemption (“IDE”) prior to commencing clinical trials for our continuous glucose monitoring systems, FDA approval of an IDE application permitting us to conduct testing does not mean that the FDA will consider the data gathered in the trial to be sufficient to support approval of a PMA or 510(k) application, even if the trial’s intended safety and efficacy endpoints are achieved. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including 510(k) submissions, by hiring new investigators and increasing the frequency and scope of its inspections of manufacturing facilities. In January 2011, the FDA announced that it will endeavor to streamline its 510(k) review process and the FDA’s Center for Devices and Radiological Health (“CDRH”) issued an implementation plan containing 25 specific actions to be implemented in 2011 relating to the 510(k) review process and associated administrative matters. The CDRH also deferred action on several other initiatives, including the creation of a new class of devices that would be subject to heightened review processes, until the Institute of Medicine issues a related report on the 510(k) regulatory process, which was released in late July 2011. The FDA recently issued draft guidance that, if finalized and implemented, will result in manufacturers needing to seek a significant number of new clearances for changes made to legally marketed devices, which could complicate the product approval process, although we cannot predict the effect of such procedural changes and cannot ascertain if such changes will have a substantive impact on the approval of our products. If we fail to adequately respond to the increased scrutiny and new 510(k) submission process and associated matters, our business may be adversely impacted.

Unexpected changes to the FDA or foreign regulatory approval processes could also delay or prevent the approval of our products submitted for review. The data contained in our submission, including data drawn from our clinical trials, may not be sufficient to support approval of our products or additional or expanded indications. Medical device stock prices have declined significantly in certain circumstances where companies have failed to meet expectations in regards to the timing of regulatory approval. If the FDA’s response causes product approval delays, or is not favorable for any of our products, our stock price could decline substantially.

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

We rely on Flextronics International, Ltd. (“Flextronics”) to manufacture and supply circuit boards for our receiver; we rely on ON Semiconductor Corp. to manufacture and supply the application specific integrated circuit (“ASIC”) that is incorporated into the transmitter; we rely on DSM PTG, Inc. to manufacture certain polymers used to synthesize our polymeric biointerface membranes for our products; and we rely on The Tech Group to supply our injection molded components. Each of these suppliers is a single-source supplier. In some cases, our agreements with these and our other suppliers can be terminated by either party upon short notice. Our contract manufacturers also rely on single-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Some of our single source suppliers, including Flextronics, are shifting their manufacturing and assembly sites to China and other international locations, which sites may require additional FDA approval and inspection. Should any such FDA approval be delayed, or such inspection requires corrective action, our supply of critical components may be constrained or unavailable. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

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

Any product for which we obtain marketing approval will be subject to continual review and periodic inspections by the FDA and other regulatory bodies, which may include inspection of our manufacturing processes, post-approval clinical data and promotional activities for such product. The FDA’s medical device reporting (“MDR”) regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury. We and our suppliers are also required to comply with the FDA’s Quality System Regulation (“QSR”) and other regulations, which cover the methods and documentation of the design, testing, production, control, selection and oversight of suppliers or contractors, quality assurance, labeling, packaging, storage, complaint handling, shipping and servicing of our products. The FDA enforces the QSR through unannounced inspections. We currently manufacture our devices at our headquarters facilities in San Diego, California. In these facilities we have more than 8,000 square feet of laboratory space and approximately 12,000 square feet of controlled environment rooms. In February 2010, the FDA inspected our facility and issued a Form 483 identifying several inspectional observations. Subsequent to the inspection, we also received a warning letter from the FDA requiring us to file MDRs in accordance with the MDR regulations for complaints involving sensor wire fractures underneath a patient’s skin. In response to the warning letter and the Form 483 inspectional observations, we took corrective action to address the observations to achieve substantial compliance with the FDA regulatory requirements applicable to a commercial medical device manufacturer and received written notification dated November 1, 2010 from the FDA that we adequately addressed all issues cited in the warning letter.

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

As further described in Part II, Item 1 “Legal Proceedings” of this quarterly report, Abbott has filed a patent infringement lawsuit against us, claiming that our continuous glucose monitor infringes certain patents held by Abbott. We have requested, and the Patent Office has granted, reexamination of each of the patents cited in this lawsuit. On September 30, 2007, the court granted our motion to stay the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against us.

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

On November 10, 2008, we entered into a Collaboration Agreement with Edwards pursuant to which we have agreed to develop jointly and to market the GlucoClear, a blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital. Under the Collaboration Agreement, we expect to receive payments for various milestones related to regulatory approvals and commercial readiness of the product. In addition, we also expect to receive either a profit-sharing payment of 10% of the products’ gross profits, or a royalty of 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license to our intellectual property that relates to blood-based glucose sensors in the critical care sector of the hospital market. However, this collaboration may not result in the development of products that achieve regulatory approval in the United States or commercial success, which would result in various penalties to us under the Collaboration Agreement, up to and including delay or loss of some or all of our milestone payments and rights to any profit-sharing or royalties. On October 30, 2009, we received CE Mark approval for the first generation GlucoClear that we developed in collaboration with Edwards. Although Edwards commenced market evaluations during 2009, this product did not generate significant revenue during 2010 or 2011 and we do not expect this product to generate significant revenue during 2012. Together with Edwards, we are continuing development of the second generation GlucoClear product and together with Edwards will seek 510(k) clearance from the FDA for this future GlucoClear system. We cannot predict whether the FDA will classify the GlucoClear as a 510(k) or PMA product, nor can we predict when, if ever, the GlucoClear will obtain FDA clearance or approval.

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

Many laws and regulations, notably those adopted in connection with the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, new SEC regulations and the NASDAQ Stock Market, impose obligations on public companies, such as ours, which have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. Compliance with these laws and regulations, including enhanced new disclosures has required and will continue to require substantial management time and oversight and requires us to incur significant additional accounting and legal costs. The effects of new laws and regulations remain unclear and will likely require substantial management time and oversight and require us to incur significant additional accounting and legal costs. Additionally, changes to existing accounting rules or standards, such as the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”), may adversely impact our reported financial results and business, and may further require us to incur greater accounting fees.

Valuation of share-based payments, which we are required to perform for purposes of recording compensation expense under authoritative guidance for share-based payment, involves significant assumptions that are subject to change and difficult to predict.

We record compensation expense in the consolidated statement of operations for share-based payments, such as employee stock options, using the fair value method. The requirements of the authoritative guidance for share-based payment have and will continue to have a material effect on our future financial results reported under U.S. generally accepted accounting principles (“U.S. GAAP”) and make it difficult for us to accurately predict the impact on our future financial results.

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

Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future. Since January 1, 2012, the closing price of our common stock on the NASDAQ Global Select Market has been as high as $11.80 per share and as low as $8.83 per share.

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

In connection with our acquisition of SweetSpot, pursuant to the terms of the Merger Agreement and promptly following the closing of the Merger, we issued 384,483 shares of our common stock to the holders of securities of SweetSpot. Those shares of common stock were subsequently registered under the S-3 registration statement filed by us with the SEC on March 28, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as a part of this report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that DexCom specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXCOM, INC. (Registrant)

Dated: May 2, 2012	By:	/S/ TERRANCE H. GREGG
Terrance H. Gregg, Chief Executive Officer

Dated: May 2, 2012	By:	/S/ JESS ROPER
Jess Roper, Chief Financial Officer