Form 10-K/A
period 2011-12-31
DEXCOM INC
filed 2012-05-15
CIK 1093557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 26, 2012
Common stock, $0.001 par value per share	68,534,954 shares

DexCom, Inc.

Table of Contents

Page Number
EXPLANATORY NOTE	1

PART IV

ITEM 15 Exhibits and Financial Statement Schedules	2

EXPLANATORY NOTE

DexCom, Inc. (the “DexCom”) filed its Annual Report on Form 10-K for the year ended December 31, 2011 with the Securities and Exchange Commission (“SEC”) on February 23, 2012 (the “Annual Report”), and filed an Amendment No. 1 to the Annual Report on Form 10-K/A with the SEC on March 28, 2012 (the “Amendment No. 1”). DexCom is filing this Amendment No. 2 as an exhibit-only filing to the Annual Report (the “Amendment No. 2”), to re-file Exhibit 10.26 in response to comments received from the staff of the SEC regarding a request for confidential treatment of certain portions of Exhibit 10.26 originally filed with the Annual Report. This Amendment No. 2 is being filed solely to re-file Exhibit 10.26 and to amend and restate the Item 15 (Exhibits and Financial Statement Schedules) and the Exhibit Index included in the Annual Report. In connection with the filing of this Amendment No.2, DexCom is also including certain currently dated certifications of our Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. This Amendment No. 2 makes reference to the date of the Annual Report, and DexCom has not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Annual Report, or modified or updated the disclosures contained in the Annual Report and Amendment No. 1 in any way other than as specifically set forth in this Amendment No. 2. Accordingly, this Amendment No. 2 should be read in conjunction with the Annual Report, Amendment No. 1 and other filings made by DexCom with the SEC subsequent to our filing of the Annual Report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report:

1.	Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing

3.01	Registrant’s Restated Certificate of Incorporation.	S-1/A	333-122454	March 3, 2005	3.03

3.02	Registrant’s Amended and Restated Bylaws.	8-K	000-51222	March 23, 2011	99.01

4.01	Form of Specimen Certificate for Registrant’s common stock.	S-1/A	333-122454	March 24, 2005	4.01

4.02	Second Amended and Restated Investors’ Rights Agreement, dated December 30, 2004.	S-1	333-122454	February 1, 2005	4.02

4.03	Form of Rights Agreement, between DexCom, Inc. and American Stock Transfer & Trust Company, including the Certificate of Designations of Series A Junior Participating Preferred Stock, Summary of Stock Purchase Rights and Forms of Right Certificate attached thereto as Exhibit A, B and C, respectively.	S-1/A	000-51222	March 24, 2005	4.03

10.01	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.	S-1	333-122454	February 1, 2005	10.01

10.02	1999 Stock Option Plan and related agreements.*	S-1	333-122454	February 1, 2005	10.02

10.03	2005 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreements.*	S-1/A	000-51222	March 24, 2005	10.03

10.04	2005 Employee Stock Purchase Plan and form of subscription agreement.*	S-1/A	000-51222	March 24, 2005	10.04

10.05	Exclusive Patent License Agreement dated August 17, 2001 between SM Technologies, LLC and DexCom, Inc.**	S-1/A	000-51222	April 5, 2005	10.09

10.06	Agreement Regarding Terms of Sale dated May 23, 2003 between AMI Semiconductor, Inc. and DexCom, Inc.**	S-1/A	333-122454	April 5, 2005	10.10

10.07	Offer letter between DexCom, Inc. and Jorge Valdes dated October 16, 2005.*	10-K	000-51222	February 27, 2006	10.14

10.08	Office Lease Agreement, dated March 31, 2006, between DexCom, Inc. and Kilroy Realty, L.P.	8-K	000-51222	April 7, 2006	99.01

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing

10.09	Offer letter between DexCom, Inc. and Steven R. Pacelli dated April 10, 2006.*	8-K	000-51222	April 13, 2006	99.01

10.10	Collaboration Agreement, dated November 10, 2008 between DexCom, Inc. and Edwards Lifesciences LLC.**	8-K/A	000-51222	January 28, 2009	10.1

10.11	Amended and Restated Joint Development Agreement, dated January 12, 2009, between DexCom, Inc. and Animas Corporation.**	8-K/A	000-51222	January 28, 2009	10.1

10.12	OUS Commercialization Agreement, dated January 12, 2009, between DexCom, Inc. and Animas Corporation.**	8-K/A	000-51222	January 28, 2009	10.2

10.13	Form of Amended and Restated Executive Change of Control & Severance Agreement.*	10-K	000-51222	March 5, 2009	10.20

10.14	Amended and Restated Offer Letter Agreement dated December 19, 2008 between DexCom, Inc. and Terrance H. Gregg.*	10-K	000-51222	March 5, 2009	10.21

10.15	Letter Agreement, between Edwards Lifesciences LLC and DexCom, Inc., dated May 5, 2009.	10-Q	000-51222	August 3, 2009	10.22

10.16	Non-Exclusive Distribution Agreement, between RGH Enterprises, Inc. and DexCom, Inc., dated April 30, 2008.**	10-Q	000-51222	August 3, 2009	10.23

10.17	Letter of Amendment of the Amended and Restated Joint Development Agreement, between Animas Corporation and DexCom, Inc., dated July 30, 2009.**	10-Q	000-51222	November 4, 2009	10.24

10.18	Amendment No. 1 to the Commercialization Agreements, between Animas Corporation and DexCom, Inc., dated July 30, 2009.**	10-Q	000-51222	November 4, 2009	10.25

10.19	Amended and Restated Development, Manufacturing, Licensing and Supply Agreement, between DSM PTG, Inc. and DexCom, Inc., dated February 19, 2010.**	10-K	000-51222	March 9, 2010	10.25

10.20	Form of Restricted Stock Unit Award Agreement.	10-Q	000-51222	May 5, 2010	10.26

10.21	First Amendment to Office Lease between DexCom, Inc. and Kilroy Realty, L.P., dated August 18, 2010.	10-Q	000-51222	November 4, 2010	10.27

10.22	2005 Equity Incentive Plan, as amended.*	10-Q	000-51222	May 3, 2011	10.25

10.23	Amendment Number One to Non-Exclusive Distribution Agreement, between RGH Enterprises, Inc. and DexCom, Inc., dated March 29, 2011.**	10-Q/A	000-51222	July 1, 2011	10.26

10.24	Amendment No. 2 to the OUS Commercialization Agreement, between Animas Corporation and DexCom, Inc., dated June 7, 2011.**	10-Q	000-51222	August 3, 2011	10.27

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing

10.25	Offer letter between DexCom, Inc. and Kevin Sayer dated May 3, 2011.*	10-Q	000-51222	August 3, 2011	10.28

10.26	Research and Development Agreement, between Roche Diagnostics Operations, Inc. and Dexcom, Inc. dated November 1, 2011.**					X

21.01	List of Subsidiaries.	10-K	000-51222	February 23, 2012	21.01

23.01	Consent of Independent Registered Public Accounting Firm.	10-K	000-51222	February 23, 2012	23.01

24.01	Power of Attorney.	10-K	000-51222	February 23, 2012

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	10-K	000-51222	February 23, 2012	31.01

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	10-K	000-51222	February 23, 2012	31.02

31.03	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	10-K/A	000-51222	March 26, 2012	31.03

31.04	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	10-K/A	000-51222	March 26, 2012	31.04

31.05	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.06	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***	10-K	000-51222	February 23, 2012	32.01

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***	10-K	000-51222	February 23, 2012	32.02

*	Represents a management contract or compensatory plan.
**	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and were filed separately with the Securities and Exchange Commission.
***	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that DexCom specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXCOM, INC. (Registrant)

Dated: May 14, 2012	By:	/S/ JESS ROPER

Jess Roper, Chief Financial Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature	Title	Date

/S/ TERRANCE GREGG Terrance Gregg	Chief Executive Officer and Director (Principal Executive Officer)	May 14, 2012

/S/ KEVIN SAYER Kevin Sayer	President and Director	May 14, 2012

/S/ JESS ROPER Jess Roper	Chief Financial Officer (Principal Financial and Accounting Officer)	May 14, 2012

* Jonathan Lord, M.D.	Chairman of the Board of Directors	May 14, 2012

* Nicholas Augustinos	Director	May 14, 2012

* Martin Doordan	Director	May 14, 2012

* Barbara Kahn	Director	May 14, 2012

* Jay Skyler, M.D.	Director	May 14, 2012

* Eric Topol, M.D.	Director	May 14, 2012

*By:	/S/ TERRANCE H. GREGG	May 14, 2012
Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing

3.01	Registrant’s Restated Certificate of Incorporation.	S-1/A	333-122454	March 3, 2005	3.03

3.02	Registrant’s Amended and Restated Bylaws.	8-K	000-51222	March 23, 2011	99.01

4.01	Form of Specimen Certificate for Registrant’s common stock.	S-1/A	333-122454	March 24, 2005	4.01

4.02	Second Amended and Restated Investors’ Rights Agreement, dated December 30, 2004.	S-1	333-122454	February 1, 2005	4.02

4.03	Form of Rights Agreement, between DexCom, Inc. and American Stock Transfer & Trust Company, including the Certificate of Designations of Series A Junior Participating Preferred Stock, Summary of Stock Purchase Rights and Forms of Right Certificate attached thereto as Exhibit A, B and C, respectively.	S-1/A	000-51222	March 24, 2005	4.03

10.01	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.	S-1	333-122454	February 1, 2005	10.01

10.02	1999 Stock Option Plan and related agreements.*	S-1	333-122454	February 1, 2005	10.02

10.03	2005 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreements.*	S-1/A	000-51222	March 24, 2005	10.03

10.04	2005 Employee Stock Purchase Plan and form of subscription agreement.*	S-1/A	000-51222	March 24, 2005	10.04

10.05	Exclusive Patent License Agreement dated August 17, 2001 between SM Technologies, LLC and DexCom, Inc.**	S-1/A	000-51222	April 5, 2005	10.09

10.06	Agreement Regarding Terms of Sale dated May 23, 2003 between AMI Semiconductor, Inc. and DexCom, Inc.**	S-1/A	333-122454	April 5, 2005	10.10

10.07	Offer letter between DexCom, Inc. and Jorge Valdes dated October 16, 2005.*	10-K	000-51222	February 27, 2006	10.14

10.08	Office Lease Agreement, dated March 31, 2006, between DexCom, Inc. and Kilroy Realty, L.P.	8-K	000-51222	April 7, 2006	99.01

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing

10.09	Offer letter between DexCom, Inc. and Steven R. Pacelli dated April 10, 2006.*	8-K	000-51222	April 13, 2006	99.01

10.10	Collaboration Agreement, dated November 10, 2008 between DexCom, Inc. and Edwards Lifesciences LLC.**	8-K/A	000-51222	January 28, 2009	10.1

10.11	Amended and Restated Joint Development Agreement, dated January 12, 2009, between DexCom, Inc. and Animas Corporation.**	8-K/A	000-51222	January 28, 2009	10.1

10.12	OUS Commercialization Agreement, dated January 12, 2009, between DexCom, Inc. and Animas Corporation.**	8-K/A	000-51222	January 28, 2009	10.2

10.13	Form of Amended and Restated Executive Change of Control & Severance Agreement.*	10-K	000-51222	March 5, 2009	10.20

10.14	Amended and Restated Offer Letter Agreement dated December 19, 2008 between DexCom, Inc. and Terrance H. Gregg.*	10-K	000-51222	March 5, 2009	10.21

10.15	Letter Agreement, between Edwards Lifesciences LLC and DexCom, Inc., dated May 5, 2009.	10-Q	000-51222	August 3, 2009	10.22

10.16	Non-Exclusive Distribution Agreement, between RGH Enterprises, Inc. and DexCom, Inc., dated April 30, 2008.**	10-Q	000-51222	August 3, 2009	10.23

10.17	Letter of Amendment of the Amended and Restated Joint Development Agreement, between Animas Corporation and DexCom, Inc., dated July 30, 2009.**	10-Q	000-51222	November 4, 2009	10.24

10.18	Amendment No. 1 to the Commercialization Agreements, between Animas Corporation and DexCom, Inc., dated July 30, 2009.**	10-Q	000-51222	November 4, 2009	10.25

10.19	Amended and Restated Development, Manufacturing, Licensing and Supply Agreement, between DSM PTG, Inc. and DexCom, Inc., dated February 19, 2010.**	10-K	000-51222	March 9, 2010	10.25

10.20	Form of Restricted Stock Unit Award Agreement.	10-Q	000-51222	May 5, 2010	10.26

10.21	First Amendment to Office Lease between DexCom, Inc. and Kilroy Realty, L.P., dated August 18, 2010.	10-Q	000-51222	November 4, 2010	10.27

10.22	2005 Equity Incentive Plan, as amended.*	10-Q	000-51222	May 3, 2011	10.25

10.23	Amendment Number One to Non-Exclusive Distribution Agreement, between RGH Enterprises, Inc. and DexCom, Inc., dated March 29, 2011.**	10-Q/A	000-51222	July 1, 2011	10.26

10.24	Amendment No. 2 to the OUS Commercialization Agreement, between Animas Corporation and DexCom, Inc., dated June 7, 2011.**	10-Q	000-51222	August 3, 2011	10.27

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing

10.25	Offer letter between DexCom, Inc. and Kevin Sayer dated May 3, 2011.*	10-Q	000-51222	August 3, 2011	10.28

10.26	Research and Development Agreement, between Roche Diagnostics Operations, Inc. and Dexcom, Inc. dated November 1, 2011.**					X

21.01	List of Subsidiaries.	10-K	000-51222	February 23, 2012	21.01

23.01	Consent of Independent Registered Public Accounting Firm.	10-K	000-51222	February 23, 2012	23.01

24.01	Power of Attorney.	10-K	000-51222	February 23, 2012

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	10-K	000-51222	February 23, 2012	31.01

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	10-K	000-51222	February 23, 2012	31.02

31.03	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	10-K/A	000-51222	March 26, 2012	31.03

31.04	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	10-K/A	000-51222	March 26, 2012	31.04

31.05	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.06	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***	10-K	000-51222	February 23, 2012	32.01

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***	10-K	000-51222	February 23, 2012	32.02

*	Represents a management contract or compensatory plan.
**	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and were filed separately with the Securities and Exchange Commission.
***	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that DexCom specifically incorporates it by reference.