Form 10-Q
period 2012-06-30
DEXCOM INC
filed 2012-08-06
CIK 1093557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 1, 2012, 69,029,287 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

DexCom, Inc.

Consolidated Balance Sheets

(In thousands—except par value data)

	June 30, 2012 (Unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$5,985	$2,553
Short-term marketable securities, available-for-sale	55,203	79,358
Accounts receivable, net	12,900	12,547
Inventory	7,378	8,171
Prepaid and other current assets	2,527	1,781

Total current assets	83,993	104,410
Property and equipment, net	17,768	15,019
Restricted cash	1,039	939
Intangible assets, net	4,462	0
Goodwill	3,162	0
Other assets	98	107

Total assets	$110,522	$120,475

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$7,532	$6,346
Accrued payroll and related expenses	7,930	6,804
Current portion of deferred revenue	1,499	1,591

Total current liabilities	16,961	14,741
Other liabilities	1,551	963
Long-term portion of deferred revenue	702	281

Total liabilities	19,214	15,985
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	0	0
Common stock, $0.001 par value, 100,000 authorized; 69,189 and 68,905 issued and outstanding, respectively, at June 30, 2012; and 67,833 and 67,549 shares issued and outstanding, respectively, at December 31, 2011	69	68
Additional paid-in capital	511,206	495,626
Accumulated other comprehensive loss	(88)	(80)
Accumulated deficit	(419,879)	(391,124)

Total stockholders’ equity	91,308	104,490

Total liabilities and stockholders’ equity	$110,522	$120,475

See accompanying notes

DexCom Inc.

Consolidated Statements of Operations

(In thousands—except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Product revenue	$21,524	$15,179	$40,142	$28,318
Development grant and other revenue	1,926	6,238	3,403	7,273

Total revenue	23,450	21,417	43,545	35,591
Product cost of sales	10,889	8,351	20,476	16,703
Development and other cost of sales	1,318	1,195	2,439	1,901

Total cost of sales	12,207	9,546	22,915	18,604

Gross profit	11,243	11,871	20,630	16,987
Operating expenses
Research and development	10,498	7,016	20,213	13,284
Selling, general and administrative	15,394	12,244	30,463	22,962

Total operating expenses	25,892	19,260	50,676	36,246
Operating loss	(14,649)	(7,389)	(30,046)	(19,259)
Interest and other income	23	25	48	51
Interest expense	(1)	(3)	(1)	(9)

Loss before income taxes	(14,627)	(7,367)	(29,999)	(19,217)
Income tax expense (benefit)	64	0	(1,244)	0

Net loss	$(14,691)	$(7,367)	$(28,755)	$(19,217)

Basic and diluted net loss per share	$(0.21)	$(0.11)	$(0.42)	$(0.30)

Shares used to compute basic and diluted net loss per share	68,635	65,096	68,212	63,646

See accompanying notes

DexCom Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(14,691)	$(7,367)	$(28,755)	$(19,217)
Unrealized gain (loss) on short-term available-for-sale marketable securities	(6)	(11)	(8)	6
Foreign currency translation gain (loss)	21	(7)	0	(41)

Comprehensive loss	$(14,676)	$(7,385)	$(28,763)	$(19,252)

See accompanying notes

DexCom, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net loss	$(28,755)	$(19,217)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,650	1,698
Share-based compensation	8,979	6,205
Accretion and amortization related to investments, net	498	316
Release of valuation allowance against deferred tax assets	(1,316)	0
Change in fair value of contingent consideration	662	0
Other non-cash	1	0
Changes in operating assets and liabilities:
Accounts receivable	(353)	(2,023)
Inventory	793	1,854
Prepaid and other assets	(643)	(171)
Restricted cash	(100)	450
Accounts payable and accrued liabilities	(451)	(385)
Accrued payroll and related expenses	1,126	673
Deferred revenue	329	(1,191)
Deferred rent and other liabilities	87	(24)

Net cash used in operating activities	(16,493)	(11,815)
Investing activities
Purchase of available-for-sale marketable securities	(42,283)	(49,430)
Proceeds from the maturity of available-for-sale marketable securities	65,838	20,058
Purchase of property and equipment	(5,202)	(2,951)

Net cash provided by (used in) investing activities	18,353	(32,323)
Financing activities
Net proceeds from issuance of common stock	1,572	73,629
Repayment of equipment loan	0	(450)

Net cash provided by financing activities	1,572	73,179

Effect of exchange rate changes on cash and cash equivalents	0	(41)

Increase in cash and cash equivalents	3,432	29,000
Cash and cash equivalents, beginning of period	2,553	4,889

Cash and cash equivalents, ending of period	$5,985	$33,889

Supplemental disclosure of non-cash transactions
Issuance of common stock in connection with acquisition and contingent consideration	$6,063	$0

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

Basis of Presentation

We have incurred operating losses since our inception and have an accumulated deficit of $419.9 million at June 30, 2012. As of June 30, 2012, we had available cash, cash equivalents and short-term investments totaling $61.2 million, excluding $1.0 million of restricted cash, and working capital of $67.0 million. Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned increases in compensation related expenses or other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources will be sufficient to fund our operations through at least June 30, 2013.

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation (except for the changes in estimates described below), have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2011 included in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission on February 23, 2012, as amended by Amendment No. 1 to Form 10-K filed on March 28, 2012 and Amendment No. 2 to Form 10-K filed on May 15, 2012.

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

Share-Based Compensation

We recorded $4.8 million and $3.6 million in share-based compensation expense during the three months ended June 30, 2012 and 2011, respectively, and $9.0 million and $6.2 million during the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012, unrecognized estimated compensation costs related to unvested stock options and restricted stock units totaled $35.6 million and are expected to be recognized through 2016. We issued performance restricted stock units (the “Performance Awards”) in connection with our acquisition of SweetSpot. The performance targets for these Performance Awards are earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal years 2013 and 2014. We recognize expense for the Performance Awards when it is probable that the EBITDA targets will be met. At June 30, 2012, we had $1.3 million of unrecognized share-based compensation expense related to the Performance Awards. We utilize the Black-Scholes option-pricing model as the method of valuation for share-based awards granted and we use the grant date fair value of our common stock for valuing restricted stock unit awards.

Revenue Recognition

We sell our durable systems and disposable units through a direct sales force in the United States and through distribution arrangements in the United States, Israel and in portions of Europe. Components are individually priced and can be purchased separately or together. We receive payment directly from patients who use our products, as well as from distributors, organizations and third-party payors. Our durable system includes a reusable transmitter, a receiver, a power cord, data management software and a USB cable. Disposable sensors for use with the durable system are sold separately in packages of four. The initial durable system price is not dependent upon the purchase of any amount of disposable sensors.

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

We shipped product directly to certain distributors’ customers and recognized $4.1 million and $7.6 million in revenue, which represents 18% of our total revenues for each of the three and six months ended June 30, 2012, respectively, compared to $3.4 million and $7.6 million in revenue, which represents 16% and 21% of our total revenues for same periods in 2011. With respect to other distributors which stock inventory of our product and fulfill orders from their inventory, we shipped product to these distributors and recognized $7.6 million and $14.5 million in revenue from these arrangements, which represents 32% and 33% of our total revenues for the three and six months ended June 30, 2012, respectively, compared to $4.1 million and $6.4 million in revenue from these arrangements, which represents 19% and 18% of our total revenues for each of the same periods in 2011. We monitor shipments to, and on-hand inventory levels of, these distributors, and at June 30, 2012, these distributors had limited amounts of our product in their inventory.

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

Foreign Currency

The financial statements of our non-U.S. subsidiary, whose functional currency is the Swedish Krona, are translated into U.S. dollars for financial reporting purposes. Assets and liabilities are translated at period-end exchange rates, and revenue and expense transactions are translated at average exchange rates for the period. Cumulative translation adjustments are recognized as part of comprehensive income and are included in accumulated other comprehensive income in the consolidated balance sheet. Gains and losses on transactions denominated in other than the functional currency are reflected in operations. To date the results of operations of this subsidiary have not been material in our consolidated results.

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

We obtain the fair value of our Level 2 financial instruments, which are not in active markets, from a primary professional pricing source using quoted market prices for identical or comparable instruments, rather than direct observations of quoted prices in active markets. Fair value obtained from this professional pricing source can also be based on pricing models whereby all significant observable inputs, including maturity dates, issue dates, settlement date, benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers or other market related data, are observable or can be derived from, or corroborated by, observable market data for substantially the full term of the asset.

We validate the quoted market prices provided by our primary pricing service by comparing the fair values of our Level 2 investment portfolio balance provided by our primary pricing service against the fair values of our Level 2 investment portfolio balance provided by our investment managers.

Certain contingent consideration liabilities are classified within Level 3 of the fair value hierarchy because they use unobservable inputs. For those liabilities, fair value is determined using a probability-weighted discounted cash flow model, the significant inputs which are not observable in the market.

The following table represents our fair value hierarchy for our financial assets (cash equivalents and marketable securities) and liabilities measured at fair value on a recurring basis as of June 30, 2012 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Marketable securities, available for sale
U.S. government agencies	0	$41,990	0	$41,990
Commercial paper	0	$5,498	0	$5,498
Corporate debt	0	$7,715	0	$7,715

Total marketable securities, available for sale		$55,203		$55,203
Restricted cash	$1,039	0	0	$0
Contingent consideration	0	0	$1,695	$1,695

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

Contingent Consideration Liability

In connection with the acquisition of SweetSpot, we were required to pay an additional amount not to exceed $4.0 million in the event certain specified milestones are met. The fair value of the contingent consideration was determined using a probability-weighted discounted cash flow model, the significant inputs of which are not observable in the market. The key assumptions in applying this approach were the interest rate and the probabilities and timing assigned to the milestones being achieved. During the three months ended June 30, 2012, approximately $1.1 million related to the contingent consideration was earned and paid through the issuance of 89,296 shares of our common stock. Changes in fair value are recorded in the statement of operations as research and development expense.

The following table sets forth the change in the estimated fair value for the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Fair value measurement at the beginning of period	$2,235	$0	$0	$0
Contingent consideration recorded upon acquisition	0	0	2,181	0
Changes in fair value measurement included in operating expenses	608	0	662	0
Contingent consideration settled	(1,148)	0	(1,148)	0

Fair value measurement at end of period	$1,695	$0	$1,695	$0

Impairment of Goodwill and Intangible Assets

We test goodwill and intangible assets with indefinite lives for impairment on an annual basis. Also, between annual tests we test for impairment if events and circumstances indicate it is more likely than not that the fair value is less than the carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business and an adverse action or assessment by a regulator.

Recent Accounting Guidance

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for the Presentation of Comprehensive Income. The issuance of the guidance is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance supersedes the presentation options in previous guidance and facilitates convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”) by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011. The retrospective application had only a presentation impact on our consolidated financial statements for the three and six months ended June 30, 2012.

In December 2011, the FASB issued authoritative guidance for the Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income, which defers the requirement to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of the authoritative guidance for the Presentation of Comprehensive Income. The adoption of this guidance did not have a material impact on our financial statements.

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

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Options outstanding to purchase common stock	7,611	7,995	7,611	7,995
Unvested restricted stock units	3,123	1,819	3,123	1,819

Total	10,734	9,814	10,734	9,814

3. Financial Statement Details (in thousands)

Short Term Marketable Securities, Available for Sale

Short term investment securities, consisting solely of debt securities with contractual maturities of less than one year were as follows (in thousands):

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$41,991	$2	$(3)	$41,990
Commercial paper	5,498	0	0	5,498
Corporate debt	7,721	0	(6)	7,715

Total	$55,210	$2	$(9)	$55,203

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$61,890	$11	$(5)	$61,896
Commercial paper	7,497	0	0	7,497
Corporate debt	9,972	2	(9)	9,965

Total	$79,359	$13	$(14)	$79,358

Inventory

	June 30, 2012	December 31, 2011
Raw materials	$4,177	$4,577
Work-in-process	933	601
Finished goods	2,268	2,993

Total	$7,378	$8,171

Accounts Payable and Accrued Liabilities

	June 30, 2012	December 31, 2011
Accounts payable trade	$2,021	$2,807
Accrued tax, audit, and legal fees	832	735
Clinical trials	125	161
Accrued other including warranty	3,258	2,643
Acquisition-related liabilities	1,296	0

Total	$7,532	$6,346

Accrued Warranty

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning balance	$341	$469	$306	$435
Charges to costs and expenses	539	471	1,020	983
Costs incurred	(500)	(494)	(946)	(972)

Ending balance	$380	$446	$380	$446

4. Commitments and Contingencies

Leases

In April 2006, we entered into an office lease agreement for facilities located in San Diego, California. In August 2010, we entered into a First Amendment to Office Lease (the “Lease Amendment”) with respect to facilities in the buildings at 6340 Sequence Drive and 6310 Sequence Drive, each in San Diego, California (the “Buildings”). Under the Lease Amendment, we have leased additional space in the Buildings, and retain the right and obligation to lease additional space in the Buildings. The lease term for the Buildings extends through November 2016 and we have a five-year option to renew the lease upon the expiration of the initial term. These facility leases have annual rental increases ranging from approximately 2.5% to 4.0%. The difference between the straight-line expense over the term of the lease and actual amounts paid are recorded as deferred rent. In September 2008, our subsidiary in Sweden entered into a three year lease for a small shared office space, which was renewed for a three year term and has a quarterly adjustment clause for rent to increase or decrease in proportion to changes in consumer prices. Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances, under all lease agreements as of June 30, 2012 were as follows (in thousands):

Fiscal Year Ending
Remainder of 2012	$1,150
2013	2,507
2014	2,591
2015	2,665
2016	2,511
Thereafter	0

Total	$11,424

Total rent expense for the three and six months ended June 30, 2012 was $0.5 million and $1.1 million, respectively, compared to $0.7 million and $1.4 million, respectively, for the same periods of 2011.

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

In connection with this litigation four of Abbott’s seven patents that are the subject of the litigation have one or more associated reexamination requests in various stages at the Patent Office. Concerning these four patents, Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, canceling claims and/or seeking to add new claims. With respect to the remaining three of Abbott’s patents that are subject to the litigation, one recently received a Certificate of Reexamination, and two are awaiting a ruling from the Federal Circuit on Abbott’s appeal of final rejection by the Patent Office.

In addition, since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed 32 reexamination requests seeking to invalidate 30 of our patents. Eight of the 32 reexamination requests are in various stages at the Patent Office, and 24 have been issued a Certificate of Reexamination. We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid. Additionally, Abbott has filed an Opposition to three of our European patents.

Further, we requested reexamination of two other Abbott patents that are not involved in the current patent infringement lawsuit. In April, 2012, one of Abbott’s patents received a Certificate of Reexamination. The reexamination of the other Abbott’s patent is currently pending in the Patent Office.

Although it is our position that Abbott’s assertions of infringement have no merit, and that the potential interference and reexamination requests by Abbott have no merit, neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation, potential interference or reexamination requests can be assessed, and as of June 30, 2012, no amounts have been accrued.

From time to time, we are subject to various claims and suits arising out of the ordinary course of business, including commercial and employment related matters. We do not expect that the resolution of these matters would have a material adverse effect on our consolidated financial position.

Purchase Commitments

We are party to various purchase arrangements related to our manufacturing and development activities including materials used in our glucose monitoring systems. As of June 30, 2012, we had purchase commitments with vendors totaling $11.0 million due within one year. There are no material purchase commitments due beyond one year.

5. Development Agreements

Insulet Corporation

On January 7, 2008, we entered into a development agreement with Insulet Corporation (“Insulet”) to integrate our continuous glucose monitoring technology into Insulet’s wireless, handheld OmniPod System Personal Diabetes Manager. The agreement is non-exclusive and does not impact either party’s existing third party development agreements.

Animas Corporation

On January 10, 2008, we entered into a joint development agreement with Animas Corporation (“Animas”), as amended on January 12, 2009, July 30, 2009 and June 7, 2011 (“the Animas Amendments”), to integrate our continuous glucose monitoring technology into Animas insulin pumps. Under the terms of the amended agreement, Animas contributed $1.1 million to DexCom to offset certain development, clinical and regulatory expenses. The agreement is non-exclusive in the United States, but exclusive outside the United States and does not impact either party’s existing third-party development agreements. We did not recognize any development grant and other revenue related to consideration previously received for development efforts for the three and six months ended June 30 2012, compared to $25,000 and $49,000 for the same periods in 2011. Pursuant to the Animas Amendments, we collaborated with Animas to develop a modified version of our transmitter to support a single, global CGM-enabled insulin pump launch by Animas. We received a one-time $1.0 million milestone payment upon the achievement of performance qualification of a manufacturing line for the modified transmitter, which was earned in December 2010. We also received an additional one-time $4.0 million milestone payment upon the first regulatory body approval outside the United States for the new system, which was earned in May 2011.

Edwards Lifesciences LLC

On November 10, 2008, and as amended on May 5, 2009, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Edwards Lifesciences LLC (“Edwards”). Pursuant to the Collaboration Agreement, we and Edwards agreed to develop jointly and to market an in-hospital automatic blood glucose monitoring system. Under the terms of the Collaboration Agreement, as amended, Edwards paid us an upfront fee of $13.0 million in November 2008. In addition, we received $10.0 million, in total, for product development during 2009 and 2010. We will also receive either a profit-sharing payment of up to 10% on the product’s gross profits, or a royalty of up to 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license under our intellectual property to the critical care sector in the hospital market. Edwards will be responsible for global sales and marketing, and we will initially be responsible for manufacturing. We recorded $0.3 million and $0.7 million in development grant and other revenue related to consideration previously received for development efforts for the three and six months ended June 30, 2012, compared to $0.6 and $1.1 million for the same periods in 2011, respectively.

Each of the milestones related to the Collaboration Agreement is considered to be substantive under the terms of the Collaboration Agreement and, at the outset of the agreement, we were entitled to receive up to $12.0 million in milestones related to regulatory approvals and manufacturing readiness, subject to reductions based on the timing of the receipt of approvals. However, we may not receive all or any of such milestones based on regulatory and joint development delays. We did not recognize any consideration for milestones related to the Collaboration Agreement for the three and six months ended June 30, 2012 and 2011.

Roche Diagnostics Operations, Inc.

On November 1, 2011, we entered into a non-exclusive Research and Development Agreement (the “Roche Agreement”) with Roche Diagnostics Operations, Inc. (“Roche”) to integrate a future generation of our continuous glucose monitoring technology with Roche’s next generation Accu-Chek insulin delivery system in the United States. Under the terms of the Roche Agreement, we are entitled to receive up to $1.0 million to offset certain development, clinical and regulatory expenses. We also received an initial payment of $0.5 million as a result of the execution of the Roche Agreement, and we are entitled to receive an additional $0.5 million upon agreement of a development and regulatory plan, which is not considered to be substantive. We are also entitled to receive up to an additional $2.0 million upon the achievement of certain milestones related to regulatory submissions and approvals as set forth in the Roche Agreement, which are considered to be substantive. We did not recognize any consideration for milestones for the three and six months ended June 30, 2012. We recorded $47,000 and $0.1 million in development grant and other revenue related to consideration previously received for development efforts for the three and six months ended June 30, 2012, compared to none for the same periods in 2011.

Tandem Diabetes Care, Inc.

On February 1, 2012, we entered into a non-exclusive Development and Commercialization Agreement (the “Tandem Agreement”) with Tandem Diabetes Care, Inc. (“Tandem”) to integrate a future generation of our continuous glucose monitoring technology with Tandem’s t:slimTM insulin delivery system in the United States. Under the terms of the Tandem Agreement, we are entitled to receive up to $1.0 million to offset certain development, clinical and regulatory expenses. We received an initial payment of $1.0 million as a result of the execution of the Tandem Agreement. We are also entitled to receive up to an additional $2.0 million upon the achievement of certain milestones related to regulatory submissions and approvals as set forth in the Tandem Agreement. Each of the milestones related to the Tandem Agreement is considered to be substantive. We did not recognize any consideration for milestones for the three and six months ended June 30, 2012. We recorded $0.1 million and $0.1 million in development grant and other revenue related to consideration previously received for development efforts for the three and six months ended June 30, 2012, compared to none for the same periods in 2011.

6. Business Combinations

On February 21, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire SweetSpot. The merger was consummated on March 6, 2012 (the “Closing”). In accordance with the Merger Agreement, on the Closing, we issued 384,483 shares of our common stock having an aggregate value on the Closing of $3.9 million (the “Closing Payment”) to the security holders of SweetSpot. The fair value of the contingent consideration at the Closing was determined to be $2.2 million using a probability-weighted discounted cash flow model with the key assumptions being the discount rate, the timing of expected achievement and the probability assigned to each milestone being achieved. During the three months ended June 30, 2012, approximately $1.1 million related to the contingent consideration was earned and paid through the issuance of 89,296 shares of our common stock. We may also issue up to 267,880 shares of our common stock in milestone payments contingent upon the achievement of certain other performance milestones. We incurred acquisition-related costs of $0.1 and $0.3 million for the three and six months ended June 30, 2012, which are recorded as general and administrative expense.

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

The acquisition of SweetSpot has been recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations. The preliminary allocation of initial purchase price is based on our preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed as of the Closing and these estimates are subject to adjustments.

The estimated initial purchase price is as follows (in thousands):

Market value of DexCom common stock issued on the Closing	$3,882
Fair value of contingent consideration	2,181

Total estimated initial purchase price	$6,063

The initial purchase price allocation recorded at June 30, 2012 is preliminary and is subject to change. The following table summarizes the allocation of the estimated initial purchase price.

	Estimated Fair Value (in thousands)	Estimated Useful Life in Months
Debt-free net working capital (including cash)	$(359)
Other assets and liabilities	(1,400)
Developed technology	3,200	109
In-process research and development	200	51
Trademarks and trade names	60
Customer-related intangible	600	70
Covenants not-to-compete	600	70
Goodwill	3,162

Total purchase price allocation	$6,063

Approximately $3.2 million of the purchase price was allocated to goodwill and $4.6 million was allocated to developed technology, in-process research and development (“IPR&D”), customer-related intangibles and covenants not-to-complete. Goodwill represents the excess of the estimated initial purchase price over the fair value of tangible and identified intangible assets acquired. Goodwill and trademarks and trade names are not amortized, but are subject to periodic review for impairment. Acquired developed technology represents the fair value assigned to technology assets that we acquired that have been completed at the date of acquisition. The acquired technology is capitalized as intangible assets and amortized over their estimated useful lives. Acquired IPR&D represents the fair value assigned to research and development assets that we acquired that have not been completed at the date of acquisition. The acquired IPR&D is capitalized as an intangible asset and tested for impairment at least annually until commercialization, after which time the IPR&D will be amortized over its estimated useful life. Acquired customer-related intangibles and covenant not-to-compete are capitalized as intangible assets and amortized over their estimated useful lives.

The provisional items pending finalization are the valuation of acquired intangible assets and goodwill, and the calculation of the purchase price.

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

Ambulatory Product Line: SEVEN® PLUS and G4®

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

On June 14, 2012, we received Conformité Européene Marking (“CE Mark”) approval for our fourth generation continuous glucose monitoring system, the Dexcom G4® system, enabling commercialization of the Dexcom G4 system in the European Union and the countries in Asia and Latin America that recognize the CE Mark. The G4 system has not yet been approved for commercial sale in the United States. On April 9, 2012 we filed our Premarket Approval (“PMA”) with the FDA for the G4 system.

In-Hospital Product Line: GlucoClear®

To address the in-hospital patient population, we entered into an exclusive agreement with Edwards Lifesciences LLC (“Edwards”) to develop jointly and market a specific product platform for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for the critical care market. On October 30, 2009, we received CE Mark approval for our first generation blood-based in-vivo automated glucose monitoring system, which we have branded the GlucoClear, for use by healthcare providers in the hospital. In partnership with Edwards, we initiated a very limited launch of the GlucoClear system in Europe in 2009. Together with Edwards, we are completing development of a second generation GlucoClear system, for which Edwards plans to seek CE Mark approval.

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

Background

From inception to 2006, we devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. Since 2006, we have devoted considerable resources to the commercialization of our ambulatory continuous glucose monitoring systems, including the SEVEN PLUS and G4, as well as the continued research and clinical development of our technology platform.

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

In addition, we are continuing to seek FDA approval for the G4 system and have filed an application seeking approval of the G4 system by the FDA. On June 14, 2012, we received CE Mark approval for the G4 system, enabling commercialization of the Dexcom G4 system in the European Union and the countries in Asia and Latin America that recognize the CE Mark. We expect our next generation system will further improve sensor reliability, stability and accuracy over the useful life of the sensor, and will be suited for large scale manufacturing. We also intend to seek approval for a pediatric indication (patients under 18 years of age) and a pregnancy indication (patients who develop gestational diabetes during pregnancy) for our product platform in the future.

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

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare and Medicaid (“CMS”) released 2008 Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those patients covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices that includes our devices. As of August 2012, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our SEVEN PLUS system by their members. Many of these coverage policies are restrictive in nature and require the patient to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. In addition, patients who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist patients in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create and liberalize coverage policies with third-party payors and expect to continue to do so in 2012. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, patients may not use them on a widespread basis.

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

We currently manufacture our devices at our headquarters in San Diego, California. These facilities have more than 8,000 square feet of laboratory space and approximately 12,000 square feet of controlled environment rooms. In July 2012, the FDA completed an inspection of our facilities, and did not identify any observations or require any other types of corrective action.

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

We manufacture our SEVEN PLUS and G4 systems with components supplied by outside vendors and with parts manufactured by us internally. Key components that we manufacture internally include our wire-based sensors for our SEVEN PLUS and G4 systems. The remaining components and assemblies are purchased from outside vendors. We then assemble, test, package and ship the finished SEVEN PLUS and G4 systems, which include a reusable transmitter, a receiver, and disposable sensors.

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

From inception through June 30, 2012, we generated $214.8 million of product and development grant and services (non-product) revenue, and we have incurred net losses in each year since our inception in May 1999. From inception through June 30, 2012, we had an accumulated deficit of $419.9 million. We expect our losses to continue as we proceed with our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and convertible debt. Most recently, in May 2011, we completed a follow-on public offering of 4,700,000 shares of our common stock for net proceeds of approximately $71.2 million.

Financial Operations

Revenue

From inception through June 30, 2012, we generated $179.2 million in product revenue from the sale of our continuous glucose monitoring systems. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. During the first quarter of 2008, we entered into a joint development agreement with Animas under which we recognized development grant and other revenue received pursuant to that agreement ratably over the term of the development period. During the fourth quarter of 2008, we entered into a collaboration agreement with Edwards under which we recognize development grant and other revenue received pursuant to that agreement ratably over the term of the development period. During the fourth quarter of 2011, we entered into a development agreement with Roche under which we recognize development grant and other revenue received pursuant to that agreement ratably over the term of the development period. During the first quarter of 2012, we entered into a development agreement with Tandem under which we recognize development grant and other revenue received pursuant to that agreement ratably over the term of the development period. We recognize development milestones associated with each agreement as revenue upon achievement of each milestone if the milestone is considered substantive. From inception through June 30, 2012, we recognized $35.6 million in development grant and other revenue, which includes milestones and services.

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

Results of Operations

Quarter Ended June 30, 2012 Compared to June 30, 2011

Revenue, Cost of Sales and Gross Margin

Product revenues increased $6.3 million to $21.5 million for the three months ended June 30, 2012 compared to $15.2 million for the three months ended June 30, 2012 based primarily on increased sales volume of our durable systems and disposable sensors. Product cost of sales increased $2.5 million to $10.9 million for the three months ended June 30, 2012 compared to $8.4 million for the three months ended June 30, 2011. The product gross profit of $10.6 million for the three months ended June 30, 2012 increased $3.8 million compared to $6.8 million for the same period in 2011, primarily due to increased revenue and increased manufacturing absorption.

Development grant and other revenues decreased $4.3 million to $1.9 million for the three months ended June 30, 2012 compared to $6.2 million for the three months ended June 30, 2011. Development and other cost of sales increased $0.1 million to $1.3 million for the three months ended June 30, 2012 compared to $1.2 million for the three months ended June 30, 2011. The decrease in development grant and other revenues during the three months ended June 30, 2012 was primarily due to the $4.0 million milestone payment received from Animas for CE Mark Approval in June 2011 and by extended revenue recognition timelines related to longer than expected development and regulatory review timelines under our collaboration arrangement with Edwards, partially offset by additional services performed. The increase in costs associated with development was primarily due to additional development obligations during the period with respect to our collaboration arrangements.

Research and Development. Research and development expense increased $3.5 million to $10.5 million for the three months ended June 30, 2012, compared to $7.0 million for the three months ended June 30, 2011. The increase in research and development expense was primarily due to increased development efforts for our future generation ambulatory products. Major elements of increased research and development costs include $1.1 million in additional salaries, bonus, and payroll related costs, $0.9 million in additional consulting costs, and $0.6 million in additional non-cash expenses related to the settlement and fair value adjustments of contingent consideration for the SweetSpot acquisition.

Selling, General and Administrative. Selling, general and administrative expense increased $3.2 million to $15.4 million for the three months ended June 30, 2012, compared to $12.2 million for the three months ended June 30, 2011. The increase was primarily due to higher selling and marketing costs to support revenue growth and the continued commercialization of our products. Major elements of increased selling, general, and administrative expenses include $0.9 million in additional salaries, bonus, and payroll related costs, $0.7 million in additional share-based compensation costs, and $0.5 million in higher commissions.

Interest and Other Income. Interest and other income decreased to $23,000 for the three months ended June 30, 2012, compared to $25,000 for the three months ended June 30, 2011. The decrease in interest and other income was primarily due to lower average interest bearing cash and marketable securities balances and lower yields earned on those balances during the three months ended June 30, 2012 as compared to the same period of 2011.

Interest Expense. Interest expense decreased to $1,000 for the three months ended June 30, 2012, compared to $3,000 for the three months ended June 30, 2011. The decrease in interest expense was primarily due to no amounts outstanding under the equipment lines for the three months ended June 30, 2012 compared to the same period of 2011.

Six Months Ended June 30, 2012 Compared to June 30, 2011

Revenue, Cost of Sales and Gross Margin

Product revenue increased $11.8 million to $40.1 million for the six months ended June 30, 2012, compared to $28.3 million for the six months ended June 30, 2011 based primarily on increased sales volume. Product cost of sales increased $3.8 million to $20.5 million for the six months ended June 30, 2012, compared to $16.7 million for the six months ended June 30, 2011. The product gross profit of $19.7 million for the six months ended June 30, 2012 increased $8.1 million compared to $11.6 million for the same period in 2011, primarily due to increased revenue.

Development grant and other revenues decreased $3.9 million to $3.4 million for the six months ended June 30, 2012, compared to $7.3 million for the six months ended June 30, 2011. Development and other cost of sales increased $0.5 million to $2.4 million for the six months ended June 30, 2012, compared to $1.9 million for the six months ended June 30, 2011. The decrease in revenues associated with development was primarily due to the $4.0 million milestone payment received from Animas for CE Mark approval in June 2011 and by extended revenue recognition timelines related to longer than expected development and regulatory review timelines under our collaboration arrangements with Edwards. The increase in costs associated with development was primarily due to additional development obligations during the period with respect to our collaboration arrangements.

Research and Development. Research and development expense increased $6.9 million to $20.2 million for the six months ended June 30, 2012, compared to $13.3 million for the six months ended June 30, 2011. The increase in research and development expense was primarily due to increased development efforts for our ambulatory products. Increased research and development costs include $2.0 million in additional salaries, bonus, and payroll related costs, $1.8 million in additional consulting costs, $1.1 million in additional share-based compensation, and $0.7 million in additional non-cash expenses related to the settlement and fair value adjustments of contingent consideration for the SweetSpot acquisition.

Selling, General and Administrative. Selling, general and administrative expense increased $7.5 million to $30.5 million for the six months ended June 30, 2012, compared to $23.0 million for the six months ended June 30, 2011. The increase was primarily due to higher selling, marketing, and information technology costs to support revenue growth and the continued commercialization of our products. Major elements of increased selling, general, and administrative expenses include $2.5 million in additional salaries, bonus, and payroll related costs, $1.6 million in additional share-based compensation costs, and $1.0 million in higher commissions.

Interest and Other Income. Interest and other income decreased to $48,000 for the six months ended June 30, 2012, compared to $0.1 million for the six months ended June 30, 2011. The decrease in interest and other income was primarily due to lower average interest bearing cash and marketable securities balances and lower yields earned on those balances during the six months ended June 30, 2012 as compared to the same period of 2011.

Interest Expense. Interest expense decreased to $1,000 for the six months ended June 30, 2012, compared to $9,000 for the six months ended June 30, 2011. The decrease in interest expense was primarily due to no amounts outstanding under the equipment lines for the six months ended June 30, 2012 compared to the same period of 2011.

Income Tax Benefit. Income tax benefit was $1.2 million for the six months ended June 30, 2012, compared to none for the six months ended June 30, 2011. The increase in income tax benefit was due to the acquisition of SweetSpot and the release of the valuation allowance against some of our deferred tax assets.

Liquidity and Capital Resources

We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of June 30, 2012, we had an accumulated deficit of $419.9 million and had working capital of $67.0 million. Our cash, cash equivalents and short-term marketable securities totaled $61.2 million, excluding $1.0 million in restricted cash. We have funded our operations primarily from the sale of equity and debt securities. In May 2011, we completed a follow-on public offering of 4,700,000 shares of our common stock for net proceeds of approximately $71.2 million.

Net Cash Used in Operating Activities. Net cash used in operating activities increased $4.7 million to $16.5 million for the six months ended June 30, 2012, compared to $11.8 million for the same period in 2012. The increase in cash used in operations was primarily due to $9.5 million in higher net loss, offset by $4.6 million in higher non-cash charges primarily comprised of share-based compensation and the non-cash expense associated with the change in value of contingent consideration related to the SweetSpot acquisition, offset by a one-time non-cash tax benefit of $1.3 million.

Net Cash Provided by Investing Activities. Net cash provided by investing activities was $18.4 million for the six months ended June 30, 2012, compared to $32.3 million used in investing activities for the same period of 2011. The increase in cash provided by investing activities was primarily due to $45.8 million increase in proceeds from the maturities of short-term marketable securities and by a $7.1 million decrease in cash used to purchase available-for-sale marketable securities for the six months ended June 30, 2012 as compared to the same period in 2011. We invested $5.2 million and $3.0 million in equipment to support manufacturing improvements for the six months ended June 30, 2012 and 2011, respectively.

Net Cash Provided by Financing Activities. Net cash provided by financing activities decreased $71.6 million to $1.6 million for the six months ended June 30, 2012, compared to $73.2 million for the same period of 2011. The decrease was primarily due to $72.1 million decrease in proceeds from the issuance of common stock offset by $0.5 million decrease in the repayment of an equipment line for the six months ended June 30, 2012 compared to the same period of 2011.

Operating Capital and Capital Expenditure Requirements

We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses to continue to expand the commercialization of our approved products, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.

We believe that our cash, cash equivalents, short-term marketable securities balances, and projected cash contributions from existing partnership arrangements will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs through at least June 30, 2013. If our available cash, cash equivalents and short-term marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, there can be no assurance that we will be successful in obtaining additional cash contributions from future partnership arrangements. Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we are unable to obtain additional financing, we may be required to reduce planned increases in compensation related expenses or other operating expenses related to research, development, and commercialization activities, which could have an adverse impact on our ability to achieve our intended business objectives.

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

Contractual Obligations

We are party to various purchase arrangements related to components used in manufacturing and research and development activities. As of June 30, 2012, we had purchase commitments with certain vendors totaling approximately $11.0 million due within one year. There are no material purchase commitments due beyond one year.

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

Revenue Recognition

We sell durable systems and disposable units through a direct sales force in the United States as well as through distribution arrangements in the United States, Israel and in portions of Europe. Components are individually priced and can be purchased separately or together. We receive payment directly from patients who use our products, as well as from distributors, organizations and third-party payors. The SEVEN PLUS and G4 durable systems include a transmitter, a receiver, a power cord, data management software and a USB cable. Disposable sensors for use with the SEVEN PLUS and G4 systems are sold separately in packages of four. The initial durable system price for each of the SEVEN PLUS and G4 is not dependent upon the purchase of any amount of disposable sensors.

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

We provide a “30-day money back guarantee” program whereby customers who purchase the SEVEN PLUS durable system and a package of four disposable sensors may return the SEVEN PLUS durable system for any reason within thirty days of purchase and receive a full refund of their purchase price. At June 30, 2012, we maintained a reserve balance of $35,000 relating to this program. We accrue for estimated returns, refunds and rebates by reducing revenues and establishing a liability account at the time of shipment based on historical experience.

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

We shipped product directly to certain distributors’ customers and recognized $4.1 million and $7.6 million in revenue, which represents 18% of our total revenues for each of the three and six months ended June 30, 2012, respectively, compared to $3.4 million and $7.6 million in revenue, which represents 16% and 21% of our total revenues for same periods in 2011. With respect to other distributors which stock inventory of our product and fulfill orders from their inventory, we shipped product to these distributors and recognized $7.6 million and $14.5 million in revenue from these arrangements, which represents 32% and 33% of our total revenues for the three and six months ended June 30, 2012, respectively, compared to $4.1 million and $6.4 million in revenue from these arrangements, which represents 19% and 18% of our total revenues for each of the same periods in 2011. We monitor shipments to, and on-hand inventory levels of, these distributors, and at June 30, 2012 these distributors had limited amounts of our product in their inventory.

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

Non-refundable license fees are recognized as revenue when we have a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and we have no further performance obligations under the license agreement. Multiple element arrangements, such as license, development and other multiple element service arrangements are analyzed to determine how the arrangement consideration should be allocated among the separate units of accounting, or whether they must be accounted for as a single unit of accounting.

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

During the first quarter of 2008, we entered into a development agreement with Animas, as amended on January 12, 2009, July 30, 2009 and June 7, 2011, which provided us with a development grant. During the fourth quarter of 2008, we entered into a collaboration agreement with Edwards, as amended on May 5, 2009, which provided us with a development grant. During the fourth quarter of 2011, we entered into a development agreement with Roche which provided us with a development milestone. During the first quarter of 2012, we entered into a development agreement with Tandem which provided us with a development milestone. We recognized $1.9 million and $3.4 million in development grant and other revenue for the three and six months ended June 30, 2012. As of June 30, 2012, we had $2.2 million in deferred revenue relating to our development and other agreements.

Share-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including employee stock options, restricted stock, restricted stock units and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. We utilize the Black-Scholes option-pricing model as our method of valuation for share-based awards granted and we use the grant date fair value of our common stock for valuing restricted stock unit awards. We recorded $4.8 million and $3.6 million in share-based compensation expense during the three months ended June 30, 2012 and 2011, respectively, and $9.0 million and $6.2 million during the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there was $35.6 million of unrecognized compensation cost related to unvested options and restricted stock units that is expected to be recognized as a component of our operating expenses through 2016. We issued performance restricted stock units (the “Performance Awards”) in connection with our acquisition of SweetSpot. The performance targets for these Performance Awards are earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal years 2013 and 2014. We recognize expense for the Performance Awards when it is probable that the EBITDA targets will be met. At June 30, 2012, we had $1.3 million of unrecognized share-based compensation related to the Performance Awards. Compensation costs will be adjusted for future changes in estimated forfeitures.

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

Accounting for business acquisitions

The acquisition of SweetSpot has been recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations. The preliminary allocation of initial purchase price is based on our preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed as of the Closing, and these estimates are subject to adjustments. The provisional items pending finalization are the valuation of acquired intangible assets and goodwill, and the calculation of the purchase price. The initial purchase price allocation recorded at June 30, 2012 is preliminary and is subject to change.

Goodwill represents the excess of the estimated initial purchase price over the fair value of tangible and identified intangible assets acquired. Goodwill and trademarks and trade names are not amortized, but are subject to periodic review for impairment. Acquired developed technology represents the fair value assigned to technology assets that we acquired that have been completed at the date of acquisition. The acquired technology is capitalized as intangible assets and amortized over their estimated useful lives. Acquired IPR&D represents the fair value assigned to research and development assets that we acquired that have not been completed at the date of acquisition. The acquired IPR&D is capitalized as an intangible asset and tested for impairment at least annually until commercialization, after which time the IPR&D will be amortized over its estimated useful life. Acquired customer-related intangibles and covenant not-to-compete are capitalized as intangible assets and amortized over their estimated useful lives.

Impairment of Goodwill and Intangible Assets

We test goodwill and intangible assets with indefinite lives for impairment on an annual basis. Also, between annual tests we test for impairment if events and circumstances indicate it is more likely than not that the fair value is less than the carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business and an adverse action or assessment by a regulator.

Recent Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance for the Presentation of Comprehensive Income. The issuance of the guidance is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance supersedes the presentation options in previous guidance and facilitates convergence of U.S. GAAP and IFRS by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning on or after December 15, 2011. The retrospective application had only a presentation impact on our consolidated financial statements for the three and six months ended June 30, 2012.

In December 2011, the FASB issued authoritative guidance for the Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income, which defers the requirement to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of the authoritative guidance for the Presentation of Comprehensive Income. The adoption of this guidance did not have a material impact on our financial statements.

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

In connection with this litigation four of Abbott’s seven patents that are the subject of the litigation have one or more associated reexamination requests in various stages at the Patent Office. Concerning these four patents, Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, canceling claims and/or seeking to add new claims. With respect to the remaining three of Abbott’s patents that are subject to the litigation, one recently received a Certificate of Reexamination, and two are awaiting a ruling from the Federal Circuit on Abbott’s appeal of final rejection by the Patent Office.

In addition, since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed 32 reexamination requests seeking to invalidate 30 of our patents. Eight of the 32 reexamination requests are in various stages at the Patent Office, and 24 have been issued a Certificate of Reexamination. We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid. Additionally, Abbott has filed an Opposition to three of our European patents.

Further, we requested reexamination of two other Abbott patents that are not involved in the current patent infringement lawsuit. In April, 2012, one of Abbott’s patents received a Certificate of Reexamination. The reexamination of the other Abbott’s patent is currently pending in the Patent Office.

Although it is our position that Abbott’s assertions of infringement have no merit, and that the potential interference, reexamination requests and oppositions have no merit, neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation, potential interference, reexamination requests or oppositions can be assessed, and as of June 30, 2012, no amounts have been accrued.

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

We expect that sales of our SEVEN PLUS and, if and when approved, our G4 systems, each of which consist of a handheld receiver, reusable transmitter and disposable sensor, will account for substantially all of our product revenue for the foreseeable future. From inception through June 30, 2012, product revenues total approximately $179.2 million. We have relatively limited experience in selling our products and we might be unable to successfully expand the commercialization of our products on a wide scale for a number of reasons, including:

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

•	the uncertainties associated with establishing and qualifying new manufacturing facilities;

•	our systems are not labeled as a replacement for the information that is obtained from single-point finger stick devices;

•	patients will need to incur the costs of our systems in addition to single-point finger stick devices;

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

Our SEVEN PLUS and G4 systems are more invasive than current self-monitored glucose testing systems, including single-point finger stick devices, and patients may be unwilling to insert a sensor in their body, especially if their current diabetes management involves no more than two finger sticks per day. Moreover, patients may not perceive the benefits of continuous glucose monitoring and may be unwilling to change their current treatment regimens. In addition, physicians tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products. Physicians may not recommend or prescribe our products until (i) there is more long-term clinical evidence to convince them to alter their existing treatment methods, (ii) there are additional recommendations from prominent physicians that our products are effective in monitoring glucose levels and (iii) reimbursement or insurance coverage is more widely available. We cannot predict when, if ever, physicians and patients may adopt more widespread use of continuous glucose monitoring systems, including the SEVEN PLUS and G4 systems. If the SEVEN PLUS and/or G4 systems do not achieve an adequate level of acceptance by patients, physicians and healthcare payors, we may not generate significant product revenue and we may not become profitable.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred net losses in each year since our inception in May 1999, including a net loss of $14.7 million for the six months ended June 30, 2012. As of June 30, 2012, we had an accumulated deficit of $419.9 million. We have financed our operations primarily through private placements of our equity and debt securities and our public offerings, and have devoted a substantial portion of our resources to research and development relating to our continuous glucose monitoring systems, including our in-hospital product development, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of the SEVEN PLUS and G4 systems. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products, including our next generation sensor, sensor augmented insulin pump collaborations, and the GlucoClear. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public healthcare and medical device companies. As a result, we expect to continue to incur significant operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

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

We may require additional funding to continue the commercialization of our SEVEN PLUS and G4 systems or the development and commercialization of our future generation and other continuous glucose monitoring systems, including the GlucoClear and our sensor augmented insulin pump systems developed in collaboration with Animas, Insulet, Roche, and Tandem.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our next generation ambulatory continuous glucose monitoring sensors and systems. For the six months ended June 30, 2012, our net cash used in operating activities was $16.5 million, compared to $11.8 million for the same period in 2011, and as of June 30, 2012, we had working capital of $67.0 million comprised of $61.2 million in cash, cash equivalents and short-term marketable securities, and excludes $1.0 million in restricted cash. We expect that our cash used by operations will increase significantly in each of the next several years, and, although we completed a follow-on public offering of 4,700,000 shares of our common stock for net proceeds to the company of approximately $71.2 million in 2011, we may need additional funds to continue the commercialization of our products and for the development and commercialization of our next generation sensors and systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

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

To achieve commercial success for the SEVEN PLUS, G4 and our future products, we must continue to develop and grow our sales and marketing organization and enter into partnerships or other arrangements to market and sell our products. We currently employ a small direct sales force to market our products in the United States. In the United States, our sales force calls directly on healthcare providers and patients throughout the country to initiate sales of our products. Our sales organization competes with the experienced, larger and well-funded marketing and sales operations of our competitors. During 2011, we completed a modest increase in the size of our sales force, and may not be able to successfully manage our increasingly dispersed sales force, or increase our product sales in the new territories. We have also entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. Our U.S. distribution partnerships are focused on accessing underrepresented regions and, in some instances, third-party payors that contract exclusively with distributors. Our European distribution partners call directly on healthcare providers to market and sell our products in Europe. Because of the competition for their services, we may be unable to partner with or retain additional qualified distributors. Further, we may not be able to enter into agreements with distributors on commercially reasonable terms, if at all.

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

We have entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. We have entered into a distribution agreement with Edgepark as amended, pursuant to which we generated approximately 17% of our total revenue during the six months ended June 30, 2012. There can be no assurances that this relationship will continue or that we will be able to maintain this volume of sales from this relationship in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. Additionally, to the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States or Europe, our product margins could be lower than if we directly marketed and sold our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and patients in Europe will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.

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

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare & Medicaid Services (“CMS”) in 2008 released Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those patients covered by third-party payors that have adopted policies for continuous glucose monitoring devices allowing for coverage of these devices if certain conditions are met. As of August 2012, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our products by their members. However, patients without insurance that covers our products will have to bear the financial cost of them. In the United States, patients using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will be substantially dependent on whether third-party reimbursement is widely available for patients that use them. While many third-party payors have adopted some form of coverage policy on continuous glucose monitoring devices, those coverage policies frequently require significant medical documentation in order for patients to obtain reimbursement, and as a result, we have experienced difficulty in improving the efficiency of our customer service group. In addition, Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain additional reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as requiring prospective reimbursement and second opinions, purchasing in groups, or redesigning benefits. Furthermore, we are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our initial dependence on the commercial success of the SEVEN PLUS and G4 systems makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the SEVEN PLUS and G4 systems, patients may not use our products.

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

Our SEVEN PLUS and G4 systems are classified by the FDA as premarket approval (“PMA”) medical devices. We are continuing to seek approval for the next generation of our ambulatory system, and have completed clinical trials and have filed an application seeking approval from the FDA for our next generation product. The PMA process requires us to prove the safety and efficacy of our ambulatory system to the FDA’s satisfaction. This process can be expensive, prolonged and uncertain, requires detailed and comprehensive scientific and human clinical data, and may never result in the FDA granting a PMA. On April 9, 2012 we filed our PMA with the FDA for the G4 system. We cannot predict when, if ever, the G4 system will obtain FDA approval.

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

In addition, we are continuing to develop the second generation GlucoClear product with Edwards and continue to develop regulatory pathways for the system. The 510(k) process would require us to establish (including through pre-clinical testing, bench testing, and/or potentially clinical data) that the GlucoClear system is substantially equivalent in terms of indication, technological characteristics, and performance to one or more legally marketed devices eligible to be cited as predicates in the 510(k) process. We cannot predict whether the FDA will classify the GlucoClear as a 510(k) product, nor can we predict when, if ever, the GlucoClear will obtain FDA clearance or approval.

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

We are continuing to seek FDA approval for our fourth generation ambulatory system, and have completed clinical trials and have filed an application seeking approval from the FDA. We also intend to seek approvals for the products that integrate our continuous glucose monitoring technology into the insulin delivery systems of Animas, Insulet, Roche and Tandem, respectively. In addition, together with Edwards we continue to develop regulatory pathways for the GlucoClear system. The GlucoClear may ultimately be classified by the FDA as either a 510(k) or PMA product, and we may consequently be requested to provide additional data in support of any GlucoClear application.

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

Other political and regulatory influences are also subjecting our industry to significant changes, and we cannot predict whether new regulations will emerge at the federal or state level, or abroad. The U.S. government may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect reimbursement for healthcare products such as the SEVEN PLUS and G4 systems. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness and costs of different treatment technologies and modalities; imposing price controls and taxes on medical device providers; and other measures. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for our current and future products. These include changes that may reduce reimbursement rates for our products and changes that may be proposed or implemented by the current or future U.S. Presidential administration or Congress.

In addition, the comprehensive healthcare reform legislation recently adopted by Congress and subsequently signed into law includes an annual excise tax on the sale of medical devices equal to 2.3% of the price of the device starting on January 1, 2013, which is not expected to, but could include, under draft Internal Revenue Service (“IRS”) guidance, our SEVEN PLUS, G4 system (if and when approved by the FDA) and GlucoClear systems if they are not deemed to be retail medical devices under such legislation. The exact impact of this excise tax, including whether our products would be considered “retail medical devices” and how such a tax would be assessed, is not currently clear and any efforts to modify or repeal this excise tax may be unsuccessful. If this tax is applicable to us, our future operating results could be harmed, which in turn could cause the price of our stock to decline, Additionally, because of the uncertainty surrounding these issues, the impact of this tax has not been reflected in our forward guidance.

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

We currently have limited resources, facilities and experience in commercially manufacturing sufficient quantities of product to meet expected demand. In the past, we have had difficulty scaling our manufacturing operations to provide a sufficient supply of product to support our commercialization efforts. From time to time, we have also experienced brief periods of backorder and, at times, have had to limit the efforts of our sales force to introduce our products to new customers. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. We have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts, however, there can be no assurances that supply will not be constrained in the future. In order to produce our products in the quantities we anticipate will be necessary to meet market demand, we will need to increase our manufacturing capacity by a significant factor over the current level. In addition, we will have to modify our manufacturing design, reliability and process if and when our next generation sensor technologies are approved and commercialized. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, materials procurement, manufacturing site expansion, problems with production yields and quality control and assurance. Developing commercial-scale manufacturing facilities will require the investment of substantial additional funds and the hiring and retention of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience. Also, the scaling of manufacturing capacity is subject to numerous risks and uncertainties, and may lead to variability in product quality or reliability, increased construction timelines, as well as resources required to design, install and maintain manufacturing equipment, among others, all of which can lead to unexpected delays in manufacturing output. In addition, any changes to our manufacturing processes may require FDA submission and approval and our facilities may have to undergo additional inspections by the FDA and corresponding state agencies. We may be unable to adequately maintain, develop and expand our manufacturing process and operations or obtain FDA and state agency approval of our facilities in a timely manner or at all. If we are unable to manufacture a sufficient supply of our current products or any future products for which we may receive approval, maintain control over expenses or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand and our business will suffer.

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

We rely on Flextronics International, Ltd. (“Flextronics”) to manufacture and supply circuit boards for our receiver and transmitter; we rely on ON Semiconductor Corp. to manufacture and supply the application specific integrated circuit (“ASIC”) that is incorporated into the transmitter; we rely on DSM PTG, Inc. to manufacture certain polymers used to synthesize our polymeric biointerface membranes for our products; and we rely on The Tech Group to supply our injection molded components. Each of these suppliers is a single-source supplier. In some cases, our agreements with these and our other suppliers can be terminated by either party upon short notice. Our contract manufacturers also rely on single-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Some of our single source suppliers, including Flextronics, are shifting their manufacturing and assembly sites to China and other international locations, which sites may require additional FDA approval and inspection. Should any such FDA approval be delayed, or such inspection requires corrective action, our supply of critical components may be constrained or unavailable. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

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

Based on our experience, complications from use of our SEVEN PLUS system may include broken or lodged sensors or skin irritation under the adhesive dressing of the sensor. Inflammation or redness, swelling, minor infection, and minor bleeding at the sensor insertion site are also possible risks with a patient’s use of the device. However, if unanticipated long-term side-effects result from the use of our products or other glucose monitoring systems under development, we could be subject to liability and our systems would not be widely adopted. With respect to our SEVEN PLUS and G4 systems, our clinical trials have been limited to seven days of continuous use. Additionally, we have limited clinical experience with repeated use of our products in the same patient. We cannot assure you that long-term use would not result in unanticipated complications. Furthermore, the interim results from our current pre-clinical studies and clinical trials may not be indicative of the clinical results obtained when we examine the patients at later dates. It is possible that repeated use of our products may result in unanticipated adverse effects, potentially even after the device is removed.

If we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain marketing approval will be subject to continual review and periodic inspections by the FDA and other regulatory bodies, which may include inspection of our manufacturing processes, post-approval clinical data and promotional activities for such product. The FDA’s medical device reporting (“MDR”) regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury. We and our suppliers are also required to comply with the FDA’s Quality System Regulation (“QSR”) and other regulations, which cover the methods and documentation of the design, testing, production, control, selection and oversight of suppliers or contractors, quality assurance, labeling, packaging, storage, complaint handling, shipping and servicing of our products. The FDA enforces the QSR through unannounced inspections. We currently manufacture our devices at our headquarters facilities in San Diego, California. In these facilities we have more than 8,000 square feet of laboratory space and approximately 12,000 square feet of controlled environment rooms. In July 2012, the FDA completed an inspection of our facilities and did not identify any observations or require any other types of corrective action. In February 2010, the FDA inspected our facility and issued a Form 483 identifying several inspectional observations. Subsequent to the inspection, we also received a warning letter from the FDA requiring us to file MDRs in accordance with the MDR regulations for complaints involving sensor wire fractures underneath a patient’s skin. In response to the warning letter and the Form 483 inspectional observations, we took corrective action to address the observations to achieve substantial compliance with the FDA regulatory requirements applicable to a commercial medical device manufacturer and received written notification dated November 1, 2010 from the FDA that we adequately addressed all issues cited in the warning letter.

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

In connection with this litigation four of Abbott’s seven patents that are the subject of the litigation have one or more associated reexamination requests in various stages at the Patent Office. Concerning these four patents, Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, canceling claims and/or seeking to add new claims. With respect to the remaining three of Abbott’s patents that are subject to the litigation, one recently received a Certificate of Reexamination, and two are awaiting a ruling from the Federal Circuit on Abbott’s appeal of final rejection by the Patent Office. Since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed 32 reexamination requests seeking to invalidate 30 of our patents. Eight of the 32 reexamination requests are in various stages at the Patent Office, and 24 have been issued a Certificate of Reexamination. We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid. Additionally, Abbott has filed an Opposition to three of our European patents. Further, we requested reexamination of two other Abbott patents that are not involved in the current patent infringement lawsuit. In April, 2012, one of Abbott’s patents received a Certificate of Reexamination. The reexamination of the other Abbott’s patent is currently pending in the Patent Office.

Although it is our position that Abbott’s assertions of infringement have no merit, and that the potential interference, reexamination and opposition requests have no merit, the outcome of the litigation and interference, reexamination or opposition requests cannot be assessed currently with any certainty. We may not successfully defend ourselves against the claims made by Abbott or prevail in the litigation. Subject to the stay of litigation, if Abbott were to seek and obtain a preliminary or permanent injunction, it could force us to stop making, using, selling or offering to sell our products. The technology at issue in our litigation with Abbott is currently used in our products, including SEVEN PLUS and G4 ambulatory products, and our GlucoClear system for in-hospital use. If we were forced to stop selling these products, our business and prospects would suffer. In addition, defending against this action could have a number of harmful effects on our business, including those discussed in the following risk factor, regardless of the final outcome of such litigation. For example, we have incurred, and expect to continue to incur, significant costs in defending the action.

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

On November 10, 2008, we entered into a Collaboration Agreement with Edwards pursuant to which we have agreed to develop jointly and to market the GlucoClear, a blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital. Under the Collaboration Agreement, we may receive payments for various milestones related to regulatory approvals and commercial readiness of the product. In addition, we also expect to receive either a profit-sharing payment of 10% of the products’ gross profits, or a royalty of 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license to our intellectual property that relates to blood-based glucose sensors in the critical care sector of the hospital market. However, this collaboration may not result in the development of products that achieve regulatory approval in the United

States or commercial success, which would result in various penalties to us under the Collaboration Agreement, up to and including delay or loss of some or all of our milestone payments and rights to any profit-sharing or royalties. On October 30, 2009, we received CE Mark approval for the first generation GlucoClear that we developed in collaboration with Edwards. Although Edwards commenced market evaluations during 2009, this product did not generate significant revenue during 2010 or 2011 and we do not expect this product to generate significant revenue during 2012. Together with Edwards, we are completing development of the second generation GlucoClear product, for which Edwards plans to seek CE Mark approval. We cannot predict whether the FDA will classify the GlucoClear as a 510(k) or PMA product, nor can we predict when, if ever, the GlucoClear will obtain FDA clearance or approval.

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

To date, no continuous glucose monitoring system, including our SEVEN PLUS, has received FDA clearance as a replacement for single-point finger stick devices, and our SEVEN PLUS, G4 and future generations may never be approved for that indication.

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

We take precautions to safeguard our facilities, which includes manufacturing protocols, insurance, health and safety protocols, and off-site storage of computer data. However, a natural disaster, such as a fire, flood or earthquake, or other disruptive event could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against fires, floods, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.

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

We conduct limited commercial and marketing efforts in Europe and Israel with respect to our SEVEN PLUS and may seek to market our products in other regions in the future. On June 14, 2012, we received CE Mark approval for our G4 system, and plan to initiate a phased launch over the next several months. Outside the United States, we can market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval in addition to other risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside the United States on a timely basis, or at all.

Our success will depend on our ability to attract and retain our personnel.

We are highly dependent on our senior management, especially Terrance H. Gregg, our Chief Executive Officer, Kevin Sayer, our President, Steven R. Pacelli, our Executive Vice President of Strategy and Corporate Development, Jorge Valdes, our Chief Technical Officer, and Andrew K. Balo, our Senior Vice President of Clinical and Regulatory Affairs. Our success will depend on our ability to retain our current management and to attract and retain qualified personnel in the future, including sales persons, scientists, clinicians, engineers and other highly skilled personnel. Competition for senior management personnel, as well as sales persons, scientists, clinicians and engineers, is intense and we may not be able to retain our personnel. The loss of the services of members of our senior management, scientists, clinicians or engineers could prevent the implementation and completion of our objectives, including the commercialization of our current products and the development and introduction of additional products. The loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. Each of our officers may terminate their employment at any time without notice and without cause or good reason. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees.

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

Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future. Since January 1, 2012, the closing price of our common stock on the NASDAQ Global Select Market has been as high as $13.07 per share and as low as $8.83 per share.

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

This issuance of shares by us in the future or sales of shares by our stockholders may cause the market price of our common stock to decline, perhaps significantly, even if our business is doing well. The market price of our common stock could also decline if there is a perception that sales of our shares are likely to occur in the future. This might also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Also, we may issue securities in connection with future financings and acquisitions, and those shares could dilute the holdings of other stockholders. For example, pursuant to the terms of our acquisition of SweetSpot, we may be obligated to issue up to 267,880 shares of our common stock to the former security holders of SweetSpot following the achievement of certain performance milestones.

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

In connection with our acquisition of SweetSpot, and pursuant to the terms of the Merger Agreement, on the closing of the Merger,we issued 384,483 shares of our common stock to the holders of securities of SweetSpot. Following the issuance, the resale of these shares was registered on a Registration Statement on Form S-3 filed by us with the SEC on March 28, 2012. On June 27, 2012, we issued 89,296 shares of our common stock to the former security holders of SweetSpot following the achievement of certain milestone objectives. Following the issuance, the resale of these shares of common stock was registered on a Registration Statement on Form S-3 filed by us with the SEC on June 29, 2012.

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

DEXCOM, INC. (Registrant)

Dated: August 6, 2012	By:	/s/ TERRANCE H. GREGG
Terrance H. Gregg, Chief Executive Officer

Dated: August 6, 2012	By:	/s/ JESS ROPER
Jess Roper, Chief Financial Officer