Form 10-K
period 2012-12-31
DEXCOM INC
filed 2013-02-21
CIK 1093557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $875,341,560 based on the closing sales price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2013
Common stock, $0.001 par value per share	69,579,884 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.

Designated portions of the Proxy Statement relating to the 2013 Annual Meeting of the Stockholders (the “Proxy Statement”): Part III (Items 9, 10, 11, 12, and 13). Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

Overview

DexCom, Inc. is a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for ambulatory use by people with diabetes and for use by healthcare providers in the hospital for the treatment of patients with and without diabetes. Unless the context requires otherwise, the terms “we,” “us,” “our,” the “company,” or “DexCom” refer to DexCom, Inc. and its subsidiaries.

Ambulatory Product Line: SEVEN® PLUS, G4® and DexCom G4 PLATINUM®

We received approval from the Food and Drug Administration (“FDA”) and commercialized our first product in 2006. In 2007, we received approval and began commercializing our second generation system, the SEVEN. We no longer market or provide support for the SEVEN system. In 2009 we received approval for our third generation system, the SEVEN PLUS, which is designed for up to seven days of continuous use, and we began commercializing this product in the first quarter of 2009. On June 14, 2012, we received Conformité Européene Marking (“CE Mark”) approval for our fourth generation continuous glucose monitoring system, the DexCom G4® system, enabling commercialization of the DexCom G4 system in the European Union and the countries in Asia and Latin America that recognize the CE Mark. On October 5, 2012, we received approval from the FDA for our fourth generation system, the DexCom G4 PLATINUM, which is designed for up to seven days of continuous use, and we began commercializing this product in the U.S. in the fourth quarter of 2012. “DexCom G4 system” and “DexCom G4 PLATINUM system” both refer to our fourth generation continuous glucose monitoring technology, hereafter referenced as “G4 PLATINUM,” are substantially identical products, but are being marketed and sold under their respective brand names in their respective regulatory jurisdictions. On February 14, 2013, we received CE Mark approval for a pediatric indication for our G4 PLATINUM.

As compared to the SEVEN PLUS, the G4 PLATINUM offers:

•	an improved sensor wire design that allows more scalable manufacturing;

•	a smaller, sleeker receiver that is capable of displaying data in color;

•	a new transmitter design that offers improved communication range with the receiver that allows for improved data capture; and

•

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

In-Hospital Product Line: GlucoClear®

To address the in-hospital patient population, we entered into an exclusive agreement with Edwards Lifesciences LLC (“Edwards”) to develop jointly and market a specific product platform for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for the critical care market. In October 2009, we received CE Mark approval for our first generation blood-based in-vivo automated glucose monitoring system, which we have branded the GlucoClear, for use by healthcare providers in the hospital, and in January 2013 Edwards received CE Mark approval for the second generation system. In partnership with Edwards, we initiated a very limited launch of the GlucoClear system in Europe in 2009 and Edwards plans to initiate another limited launch in Europe of the second generation GlucoClear during 2013.

SweetSpot

Through our acquisition of SweetSpot Diabetes Care, Inc. (“SweetSpot”) in 2012, we have a software platform that enables our customers to aggregate and analyze data from certain diabetes devices and to share it with their healthcare providers. In November 2011, SweetSpot received 510(k) clearance from the FDA to market to clinics a data management service, which helps healthcare providers and patients see, understand and use blood glucose meter data to diagnose and manage diabetes. SweetSpot’s data transfer service is registered with the FDA as a Medical Device Data System (“MDDS”) and allows researchers to control the transfer of data from patient diabetes devices to research tools and databases according to their own research workflows. SweetSpot’s software provides an advanced cloud-based platform for uploading, processing and delivering health data and transforms raw output from patient medical devices into useful information for healthcare providers, patients and researchers.

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

The International Diabetes Federation (“IDF”) estimates that in 2012, 371 million people around the world had diabetes, and the Centers for Disease Control (“CDC”) estimates that in 2010, diabetes affected 25.8 million people in the United States, of which 7.0 million were undiagnosed. IDF estimates that by 2030, the worldwide incidence of people suffering from diabetes will reach 552 million. The increased prevalence of diabetes is believed to be the result of an aging population, unhealthy diets and increasingly sedentary lifestyles. According to the CDC, diabetes was the seventh leading cause of death by disease in the United States during 2007, and complications related to diabetes include heart disease, limb amputations, loss of kidney function and blindness. According to the IDF, there were more than 180,000 deaths attributable to diabetes in the United States and 4.8 million deaths attributable to diabetes globally in 2012.

According to a CDC spokesman cited in a New York Times article from January of 2006, one in every three children born in the United States in 2001 was expected to develop diabetes in their lifetimes, and every day in the United States, on average, 4,100 people would be diagnosed with diabetes, 230 people would undergo amputations as a result of diabetes, 120 people would enter end-stage kidney disease programs and 55 people would lose their vision.

According to the American Diabetes Association (“ADA”) one in every ten health care dollars was spent on treating diabetes in 2007, and the direct medical costs and indirect expenditures attributable to diabetes in the United States were an estimated $174 billion, an increase of $42 billion since 2002. Of the $174 billion in overall expenses, the ADA estimated that approximately $89 billion were costs associated with chronic complications and excess general medical costs, $27 billion were costs associated with diabetes care and $58 billion were indirect medical costs. The ADA also found that average medical expenditures among people with diagnosed diabetes were 2.3 times higher than for people without diabetes. According to the IDF, expenditures attributable to diabetes were an estimated $201 billion in the United States and $465 billion globally in 2011, and $471 billion globally in 2012. The IDF estimates that expenditures attributable to diabetes will grow to $595 billion by 2030.

We believe continuous glucose monitoring has the potential to enable more people with diabetes to achieve and sustain tight glycemic control. The Diabetes Control and Complications Trial (“DCCT”) demonstrated that improving blood glucose control lowers the risk of developing diabetes-related complications by up to 50%. The study also demonstrated that people with Type 1 diabetes achieved sustained benefits with intensive management. Yet, according to an article published in the Journal of the American Medical Association (“JAMA”) in 2004, less than 50% of diabetes patients were meeting ADA standards for glucose control (A1c), and only 37% of people with diabetes were achieving their glycemic targets. The CDC estimated that as of 2006, 63.4% of all adults with diabetes were monitoring their blood glucose levels on a daily basis, and that 86.7% of insulin-requiring patients with diabetes monitored daily.

Various clinical studies also demonstrate the benefits of continuous glucose monitoring and that continuous glucose monitoring is equally effective in patients who administer insulin through multiple daily injections or through use of continuous subcutaneous insulin infusion pumps. Results of a Juvenile Diabetes Research Foundation (“JDRF”) study published in the New England Journal of Medicine in 2008, and the extension phase of the study, published in Diabetes Care in 2009, demonstrated that continuous glucose monitoring improved A1c levels and reduced incidence of hypoglycemia for patients over the age of 25 and for all patients of all ages who utilized continuous glucose monitoring regularly.

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

We have built a direct sales organization to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. To complement our direct sales efforts, we have entered into a limited number of distribution arrangements that allow distributors to sell our products. We believe our direct, highly specialized and focused sales organization is sufficient for us to support our sales efforts.

We are leveraging our technology platform to enhance the capabilities of our current products and to develop additional continuous glucose monitoring products. In 2008 and 2012, we entered into development agreements with Animas Corporation (“Animas”), a subsidiary of Johnson & Johnson, and with Tandem Diabetes Care, Inc. (“Tandem”). The purpose of each of these development relationships is to integrate our technology into the insulin pump product offerings of the respective partner, enabling the partner’s insulin pump to receive glucose readings from our transmitter and display this information on the pump’s screen. The Animas insulin pump product augmented with our sensor technology has been branded the Vibe®, and received CE Mark approval in May 2011, which allows Animas to market the Vibe in the countries that recognize CE Mark approvals. We also have previously entered into similar development agreements with Insulet Corporation (“Insulet”) and Roche Diagnostics Operations, Inc. (“Roche”); however, we are not currently engaging in any development efforts with Insulet or Roche.

On October 5, 2012, we received FDA approval for the G4 PLATINUM system. On June 14, 2012, we received CE Mark approval for the G4 system, enabling commercialization of the DexCom G4 system in the European Union and the countries in Asia and Latin America that recognize the CE Mark. Our G4 PLATINUM system features improved sensor reliability, stability and accuracy over the useful life of the sensor, and is suitable for large scale manufacturing. We are seeking approval for a pediatric indication (people with diabetes under 18 years of age) and intend to seek a pregnancy indication (people who develop gestational diabetes during pregnancy) for our product platform in the future.

On February 21, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire SweetSpot. Pursuant to the Merger Agreement, DexCom acquired SweetSpot and SweetSpot became a wholly owned subsidiary of DexCom (the “Merger”). The Merger was consummated on March 6, 2012. SweetSpot is a healthcare-focused information technology company with a platform for uploading and processing data from diabetes devices to advance the treatment of diabetes. SweetSpot specializes in turning raw output from patient devices into information for healthcare providers, patients and researchers. Through our acquisition of SweetSpot, we have a software platform that enables our customers to aggregate and analyze data from diabetes devices and share it with their healthcare providers.

Our development timelines with each of our partners are highly dependent on our ability to achieve clinical endpoints and regulatory requirements and to overcome technology challenges, and our development timelines may be delayed due to extended regulatory approval timelines, scheduling issues with patients and investigators, requests from institutional review boards, sensor performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, our products may not be approved by regulatory bodies, and if approved, we may not achieve acceptance in the marketplace by physicians and patients.

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare and Medicaid (“CMS”) released 2008 Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those patients covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices that includes our devices. As of February 2013, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our SEVEN PLUS and G4 PLATINUM systems by their members. Many of these coverage policies are restrictive in nature and require the policy holder to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. In addition, people with diabetes who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist people with diabetes in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create and liberalize coverage policies with third-party payors and expect to continue to do so in 2013. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, people with diabetes may not use them on a widespread basis.

We plan to develop future generations of technologies focused on improved performance and convenience and that will enable intelligent insulin administration. Over the longer term, we plan to develop networked platforms with open architecture, connectivity and transmitters capable of communicating with other devices.

Market Opportunity

Diabetes

Diabetes is a chronic, life-threatening disease for which there is no known cure. The disease is caused by the body’s inability to produce or effectively utilize the hormone insulin. This inability prevents the body from adequately regulating blood glucose levels. Glucose, the primary source of energy for cells, must be maintained at certain concentrations in the blood in order to permit optimal cell function and health. Normally, the pancreas provides control of blood glucose levels by secreting the hormone insulin to decrease blood glucose levels when concentrations are too high. In people with diabetes, the body does not produce sufficient levels of insulin, or fails to utilize insulin effectively, causing blood glucose levels to rise above normal. This condition is called hyperglycemia and often results in chronic long-term complications such as heart disease, limb amputations, loss of kidney function and blindness. When blood glucose levels are high, people with diabetes often administer insulin in an effort to decrease blood glucose levels. Unfortunately, insulin administration can drive blood glucose levels below the normal range, resulting in hypoglycemia. In cases of severe hypoglycemia, people with diabetes risk acute complications, such as loss of consciousness or death. Due to the drastic nature of acute complications associated with hypoglycemia, many people with diabetes are reluctant to reduce blood glucose levels. Consequently, these individuals often remain in a hyperglycemic state, increasing their odds of developing long-term chronic complications.

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

There are various subgroups of people with diabetes, including in-hospital patients, who present significant management challenges. According to the ADA, diabetes related hospitalizations totaled 24.3 million days in 2007, an increase of 7.4 million days from 2002. Additionally, studies show that many hospital patients without diabetes suffer episodes of hyperglycemia. According to a Diabetes Care article, as of 1998, as many as 1.5 million hospitalized patients had significant hyperglycemia without a history of diabetes. A November 2001 article in the New England Journal of Medicine summarized a study of over 1,500 hospitalized patients, of which only 13% had diabetes, which concluded that intensive insulin therapy to maintain blood glucose levels within a target range reduced mortality among critically ill patients in the surgical intensive care unit and improved patient outcomes.

According to the National Diabetes Education Program, about 75% of all newly diagnosed cases of Type 1 diabetes in the United States occur in juveniles younger than 18 years of age. According to JDRF, the incidence of Type 1 diabetes among children under the age of 14 is estimated to increase by approximately 3% annually worldwide. In addition, Type 2 diabetes is occurring with increasing frequency in young people. The increase in prevalence is related to an increase in obesity amongst children. According to the CDC, approximately one third of children and adolescents in the United States were overweight or obese as of 2010, and that childhood obesity has more than doubled in children and tripled in adolescents in the past 30 years.

Importance of Glucose Monitoring

Blood glucose levels can be affected by many factors, including the carbohydrate and fat content of meals, exercise, stress, illness or impending illness, hormonal releases, variability in insulin absorption and changes in the effects of insulin in the body. Given the many factors that affect blood glucose levels, maintaining glucose within a normal range is difficult, resulting in frequent and unpredictable excursions above or below normal blood glucose levels. People with diabetes manage their blood glucose levels by administering insulin or ingesting carbohydrates throughout the day in order to maintain blood glucose within normal ranges. People with diabetes frequently overcorrect and fluctuate between hyperglycemic and hypoglycemic states, often multiple times during the same day. As a result, many people with diabetes are routinely outside the normal blood glucose range. People with diabetes are often unaware that their glucose levels are either too high or too low, and their inability to completely control blood glucose levels and the associated serious complications can be frustrating and, at times, overwhelming.

In an attempt to maintain blood glucose levels within the normal range, people with diabetes must first measure their blood glucose levels. Often after measuring their blood glucose levels, people with diabetes make therapeutic adjustments. As adjustments are made, additional blood glucose measurements may be necessary to gauge the individual’s response to the adjustments. More frequent testing of blood glucose levels provides people with diabetes with information that can be used to better understand and manage their diabetes. The ADA recommends that most people with type 1 diabetes test their blood glucose levels at least three or more times per day, and that significantly more frequent testing may be required to reach A1c targets safely without hypoglycemia.

Clinical outcomes data support the notion that an important component of effective diabetes management is frequent monitoring of blood glucose levels. The landmark 1993 DCCT consisting of patients with Type 1 diabetes, and the 1998 UK Prospective Diabetes Study, consisting of patients with Type 2 diabetes, demonstrated that people with diabetes who intensely managed blood glucose levels delayed the onset and slowed the progression of diabetes-related complications. In the DCCT, a major component of intensive management was monitoring blood glucose levels at least four times per day using conventional single-point blood glucose meters. The DCCT demonstrated that intensive management reduced the risk of complications by 76% for eye disease, 60% for nerve disease and 50% for kidney disease. However, the DCCT also found that intensive management led to a three-fold increase in the frequency of hypoglycemic events. In the December 2005 edition of the New England Journal of Medicine, the authors of a peer-reviewed study concluded that intensive diabetes therapy has long-term beneficial effects on the risk of cardiovascular disease in patients with Type 1 diabetes. The study showed that intensive diabetes therapy reduced the risk of cardiovascular disease by 42% and the risk of non-fatal heart attack, stroke or death from cardiovascular disease by 57%.

Limitations of Existing Glucose Monitoring Products

Single-point finger stick devices are the most prevalent devices for glucose monitoring. These devices require taking a blood sample with a finger stick, placing a drop of blood on a test strip and inserting the strip into a glucose meter that yields a single point in time blood glucose measurement. We believe that these devices suffer from several limitations, including:

•

Limited Information. Even if people with diabetes test several times each day, each measurement represents a single blood glucose value at a single point in time. Given the many factors that can affect blood glucose levels, excursions above and below the normal range often occur between these discrete measurement points in time. Because people with diabetes only have single-point data, they do not gain sufficient information to indicate the direction or rate of change in their blood glucose levels. Without the ability to determine whether their blood glucose level is rising, falling or holding constant, and the rate at which their blood glucose level is changing, the individual’s ability to effectively manage and maintain blood glucose levels within normal ranges is severely limited. Further, people with diabetes cannot test themselves during sleep, when the risk of hypoglycemia is significantly increased. In addition, existing technology generally limits individuals’ ability to store their glucose data in servers or systems independent of the blood glucose meter.

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

Single Day Continuous Data

•

Inconvenience. The process of measuring blood glucose levels with single-point finger stick devices can cause significant disruption in the daily activities of people with diabetes and their families. People with diabetes using single-point finger stick devices must stop whatever they are doing several times per day, self-inflict a painful prick and draw blood to measure blood glucose levels. To do so, people with diabetes must always carry a fully supplied kit that may include a spring-loaded needle, or lancet, disposable test strips, cleansing wipes, and the meter, and then safely dispose of the used supplies. This process is inconvenient and may cause uneasiness in social situations.

•

Difficulty of Use. To obtain a sample with single-point finger stick devices, people with diabetes generally prick one of their fingertips or, occasionally, a forearm with a lancet. They then squeeze the area to produce the blood sample and another prick may be required if a sufficient volume of blood is not obtained the first time. The blood sample is then placed on a disposable test strip that is inserted into a blood glucose meter. This task can be difficult for individuals with decreased tactile sensation and visual acuity, which are common complications of diabetes.

•

Pain. Although the fingertips are rich in blood flow and provide a good site to obtain a blood sample, they are also densely populated with highly sensitive nerve endings. This makes the lancing and subsequent manipulation of the finger to draw blood painful. The pain and discomfort are compounded by the fact that fingers offer limited surface area, so tests are often performed on areas that are sore from prior tests. People with diabetes may also suffer pain when the finger prick site is disturbed during regular activities.

We believe a market opportunity exists for a glucose monitoring system that provides continuous glucose information, including trends, and that is convenient and easy to use. Several companies have attempted to address the limitations of single-point finger stick devices by developing continuous glucose monitoring systems. To date, in addition to DexCom, we are aware of three other companies, Cygnus, Inc. (“Cygnus”), Medtronic, Inc. (“Medtronic”) and Abbott Diabetes Care, Inc. (“Abbott”), that have received approval from the FDA to market continuous glucose monitors. We believe that one of the products, originally developed and marketed by Cygnus, is no longer actively marketed. Abbott has discontinued selling its Freestyle Navigator glucose monitoring system in the United States; however, Abbott recently filed a clinical study for home use of the Navigator II system in the United States and in October 2012 they initiated a limited launch of the Navigator II system in Europe. In addition, we believe others are developing invasive and non-invasive continuous glucose monitoring systems. Except for our SEVEN, SEVEN PLUS, and G4 PLATINUM, we believe that none of the products that have received FDA approval are labeled for more than five days of use. We also believe that none of the products that have received FDA approval are labeled for use as a replacement for single-point finger stick devices.

The DexCom Solution

Our G4 PLATINUM system offers the following advantages to people with diabetes:

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

•

Access to Real-Time Values, Trend Information and Alerts. At the push of a button, people with diabetes can view their current glucose value, along with a graphical display of one-, three-, six-, twelve- or twenty-four-hour trend information. Without continuous monitoring, the individual is often unaware if his or her glucose is rising, declining or remaining constant. Access to continuous real-time glucose measurements provides people with diabetes information that may aid in attaining better glucose control. Additionally, our SEVEN PLUS and G4 PLATINUM alert people with diabetes when their glucose levels approach inappropriately high or low levels so that they may intervene.

•

Intuitive User Interface. We have developed a user interface that we believe is intuitive and easy to use. The G4 PLATINUM receiver’s compact design includes user-friendly buttons, an easy-to-read color display, simple navigation tools, audible alerts and graphical display of trend information.

•	Convenience and Comfort. Our SEVEN PLUS and G4 PLATINUM provide people with diabetes with the benefits of continuous monitoring, without having to perform finger stick tests for every measurement. Additionally, the disposable sensor electrode that is inserted under the skin is a very thin wire, minimizing potential discomfort associated with inserting or wearing the disposable sensor. The external portion of the sensor, including the transmitter, is small, has a low profile and is designed to be easily worn under clothing. The wireless receiver is the size of a small digital music player and can be carried discreetly in a pocket or purse. We believe that convenience is an important factor in achieving widespread adoption of a continuous glucose monitoring system.

While we believe the SEVEN PLUS and G4 PLATINUM offer these advantages, people with diabetes may not perceive the benefits of continuous glucose monitoring and may be unwilling to change their current treatment regimens. Furthermore, we do not expect that our SEVEN PLUS or G4 PLATINUM will appeal to all types of people with diabetes. The SEVEN PLUS and G4 PLATINUM prompt a person with diabetes to insert a disposable sensor electrode under their skin at least every seven days, although we are aware of reports from the field that some individuals have been able to use sensors for periods longer than seven days. People with diabetes could find this process to be uncomfortable or inconvenient, and may be unwilling to insert a disposable sensor in their body, especially if their current diabetes management involves no more than two finger sticks per day. Additionally, the SEVEN PLUS and G4 PLATINUM are not approved as replacement devices for single-point finger stick devices, must be calibrated initially using measurements from two single-point finger stick tests, and thereafter at least every 12 hours using single-point finger stick tests, and may be more costly to use.

Our Strategy

Our objective is to become the leading provider of continuous glucose monitoring systems and related products to enable people with diabetes to more effectively and conveniently manage their disease. We also seek to develop and commercialize products that integrate our continuous glucose monitoring technologies into the insulin pump delivery systems of Animas and Tandem, respectively. In addition, we designed, developed and seek to commercialize, in collaboration with Edwards, the GlucoClear, which is a blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital for the treatment of patients with and without diabetes. To achieve these objectives, we are pursuing the following business strategies:

•

Establish our technology platform as the leading approach to continuous glucose monitoring and leverage our development expertise to rapidly bring products to market. We have developed proprietary core technology and expertise that provides a broad platform for the development of innovative products for continuous glucose monitoring. We received approval from the FDA and commercialized our first product in 2006. In 2007, we received approval and began commercializing our second generation system, the SEVEN. In 2009 we received approval for our third generation system, the SEVEN PLUS, which is designed for up to seven days of continuous use, and we began commercializing this product in the first quarter of 2009. On October 5, 2012, we received approval from the FDA for our fourth generation system, the DexCom G4 PLATINUM, which is designed for up to seven days of continuous use, and we began commercializing this product in the U.S. in the fourth quarter of 2012. We plan to continue to invest in the development of our technology platform and to obtain additional FDA approvals for our continuous glucose monitoring systems for both the ambulatory and in-hospital markets as well as for our integrated insulin pump delivery systems. We expect to continue to provide performance improvements and introduce new products to establish and maintain a leadership position in the market. In the future, we may develop our technology to support applications beyond glucose sensing.

•

Drive the adoption of our ambulatory products through a direct sales and marketing effort. We have a small direct field sales force to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. To complement our sales efforts, we have entered into distribution arrangements that allow distributors to sell our SEVEN PLUS and G4 PLATINUM.

We currently sell the SEVEN PLUS and G4 PLATINUM only in the United States, Israel, Australia, New Zealand and in portions of Europe, but plan to expand our sales elsewhere in the future.

•

Drive additional adoption through technology integration partnerships. We have development agreements with Animas and Tandem to develop products that will integrate our ambulatory product technology into the Animas conventional insulin pump, and the Tandem t:slim system, as applicable, enabling the partner’s insulin pump to receive glucose readings from our transmitter and display this information on the pump’s screen. We believe people with diabetes who have adopted continuous subcutaneous insulin infusion (“CSII”) are individuals who more aggressively manage their diabetes and may be more inclined to utilize our continuous glucose monitoring systems.

•

Seek broad coverage policies and reimbursement for our products. Our approved products are not reimbursed by virtue of a national coverage decision by Medicare. As of February 2013, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. Many of these coverage policies, however, are restrictive in nature and require the policy holder to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. We have negotiated contracted rates with six of those third-party payors for the purchase of our products by their members. We currently employ in-house reimbursement expertise to assist people with diabetes in obtaining reimbursement from private third-party healthcare payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts.

•

Drive increased utilization and adoption of our products through a cloud-based data repository platform. Through our acquisition of SweetSpot, we have a software platform that enables people with diabetes to aggregate and analyze data from numerous diabetes devices and share the data with their healthcare providers. We believe that by producing reports detailing metrics such as the individual’s glycemic variability that may be shared with physicians and caregivers will lead to better health outcomes, and we expect that as more people with diabetes adopt our system, that utilization of our sensors will increase.

•

Expand the use of our products to other patient care settings and patient demographics. Our ambulatory products are approved for use at home and in health care facilities by adults (18 years and older) with diabetes. We believe our sensor technology may be beneficial to pediatric diabetes patients and people who develop gestational diabetes during their pregnancy. We are seeking approval for a pediatric indication and intend to seek approval for a pregnancy indication in the future. We also believe there is an unmet medical need for continuous glucose monitoring in the hospital setting. According to the ADA, diabetes related hospitalizations totaled 24.3 million days in 2007, an increase of 7.4 million days from 2002. In addition, studies show that many hospital patients without diabetes suffer episodes of hyperglycemia. As of 1998, as many as 1.5 million hospitalized patients in the United States had significant hyperglycemia without a history of diabetes. A study of over 1,500 hospitalized patients, of which only 13% had a history of diabetes, concluded that intensive insulin therapy to maintain blood glucose levels reduced mortality among critically ill patients in the surgical intensive care unit and improved patient outcomes. To address this patient population, we entered into an exclusive agreement with Edwards to develop jointly and market a specific product platform for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for the critical care market.

•

Provide a high level of customer support, service and education. We support our sales and marketing efforts with a customer service program that includes customer training and support. We provide direct technical support by telephone 24 hours a day to customers, endocrinologists, physicians and diabetes educators to promote safe and successful use of our products.

•	Pursue the highest safety and quality levels for our products. We have established an organization that is highly focused on product quality and customer safety. We have developed in-house

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

Sensor Technology

The key enabling technologies for our sensors include biomaterials, membrane systems, electrochemistry and low power microelectronics. Our membrane technology consists of multiple polymer layers configured to selectively allow the appropriate mix of glucose and oxygen to travel through the membrane and react with a glucose specific enzyme to create an extremely low level electrical signal, measured in pico-amperes. This electrical signal is then translated into glucose values. We believe that the capability to measure very low levels of an electrical signal and to accurately translate those measurements into glucose values is also a unique and distinguishing feature of our technology. We have also developed technology to allow sensitive electronics to be packaged in a small, fully contained, lightweight sealed unit that minimizes inconvenience and discomfort for the user.

Receiver and Transmitter Technology

Our ambulatory glucose monitoring systems use radiofrequency telemetry to wirelessly transmit information from the transmitter, which sits in a pod atop the sensor, to our receiver. We have developed the technology for reliable transmission and reception and have consistently demonstrated a high rate of successful transmissions from sensor to receiver in our clinical trials. Our receiver then processes and displays real-time and trended glucose values, and provides alerts. We have used our extensive database of continuous glucose data from our clinical trials to create software and algorithms for the display of data to customers.

In March 2009, the Federal Communications Commission (“FCC”) established a bifurcated Medical Implant Communications System (“MICS”) band which requires device manufacturers whose products will operate in the main MICS band to either manufacture their devices using listen-before-transmit technology, or to transmit on a side band outside the main MICS band at lower power. Although the SEVEN PLUS does not comply with existing MICS band listen-before-transmit requirements, the FCC granted a waiver to allow us to continue marketing and operating our SEVEN PLUS through August 2013. Our G4 PLATINUM system does not operate within the MICS band and complies with all applicable requirements as set forth by the current FCC transmission standards.

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

Our Products

Ambulatory Product Line: SEVEN PLUS and G4 PLATINUM

We received approval from the FDA and commercialized our first product in 2006. In 2007, we received approval and began commercializing our second generation system, the SEVEN. In 2009 we received approval for our third generation system, the SEVEN PLUS, which is designed for up to seven days of continuous use, and we began commercializing this product in the first quarter of 2009. We no longer market or provide support for the SEVEN system. On October 5, 2012, we received approval from the FDA for our fourth generation system, the DexCom G4 PLATINUM, which is designed for up to seven days of continuous use, and we began commercializing this product in the U.S. in the fourth quarter of 2012. “DexCom G4 system” and “DexCom G4 PLATINUM system” both refer to our fourth generation continuous glucose monitoring technology, hereafter referenced as “G4 PLATINUM,” are substantially identical products, but are being marketed and sold under their respective brand names in their respective regulatory jurisdictions. As compared to the SEVEN PLUS, the G4 PLATINUM offers an improved sensor wire design that allows more scalable manufacturing, a smaller, sleeker receiver that is capable of displaying data in color, a new transmitter design that offers improved communication range with the receiver which allows for improved data capture, and additional user interface and algorithm enhancements that are intended to make the user experience more customizable and to make its glucose monitoring function more accurate especially in the hypoglycemic range. The approval of the G4 PLATINUM by the FDA allows for the use of the G4 PLATINUM by adults with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments. With the approval of the DexCom G4 system in Europe and DexCom G4 PLATINUM system in the United States, we plan to reduce marketing and sales efforts related to SEVEN PLUS. The SEVEN PLUS and G4 PLATINUM must be prescribed by a physician and includes a disposable sensor, a transmitter and a small handheld receiver. The SEVEN PLUS and G4 PLATINUM are indicated for use as adjunctive devices to complement, not replace, information obtained from standard home blood glucose monitoring devices and must be calibrated periodically using a standard home blood glucose monitor. The sensor is inserted by the user and is intended to be used continuously for up to seven days after which it is removed by the user and may be replaced by a new sensor. Our transmitter and receiver are reusable.

In 2008, we received CE Mark approval for the SEVEN system. In 2009 we received CE Mark approval for the SEVEN PLUS, enabling commercialization of the SEVEN PLUS system in the European Union and the countries in Asia and Latin America that recognize the CE Mark. We initiated a commercial launch in the European Union and Israel in 2008 and 2009 and have focused our international sales efforts on a portion of European countries. On June 14, 2012, we received CE Mark approval for our fourth generation continuous glucose monitoring system, the DexCom G4® system, enabling commercialization of the DexCom G4 system in the European Union and the countries in Asia and Latin America that recognize the CE Mark.

In-Hospital Product Line: GlucoClear

To address the in-hospital patient population, we entered into an exclusive agreement with Edwards to develop jointly and market a specific product platform for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for the critical care market. In October 2009, we received CE Mark approval for our first generation GlucoClear, a blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital, and in January 2013, Edwards received CE Mark approval for the second generation system. In partnership with Edwards, we initiated a very limited launch of the GlucoClear in Europe in 2009, and Edwards plans to initiate another limited launch in Europe of the second generation GlucoClear during 2013.

Products in Development

We are leveraging our technology platform to enhance the capabilities of our current products and to develop additional continuous glucose monitoring products. We plan to develop future generations of technologies focused on improved performance and convenience and that will enable intelligent insulin administration. Over the longer term, we plan to develop networked platforms with open architecture, connectivity and transmitters capable of communicating with other devices. We are seeking approval for a pediatric indication (patients under 18 years of age) and intend to seek a pregnancy indication (patients who develop gestational diabetes during pregnancy) in the future.

In 2008 and 2012, we entered into development agreements with Animas and Tandem. The purpose of each of these development relationships is to integrate our technology into the insulin pump product offerings of the respective partner, enabling the partner’s insulin pump to receive glucose readings from our transmitter and display this information on the pump’s screen.

Continuous Glucose Monitoring Disposable Sensor & Reusable Transmitter

Our sensor includes a tiny wire-like electrode coated with our sensing membrane system. This disposable sensor comes packaged with an integrated insertion device and is contained in a small plastic housing platform, or pod. The base of the pod has adhesive that attaches it to the skin. The sensor is intended to be easily and reliably inserted by the user by exposing the adhesive, placing the pod against the surface of the skin of the abdomen and pushing down on the insertion device. The insertion device first extends a narrow gauge needle containing the sensor into the subcutaneous tissue and then retracts the needle, leaving behind the sensor in the tissue and the pod adhered to the skin. The user then disposes of the insertion device and snaps the reusable transmitter to the pod. After a stabilization period of a few hours, the user is required to calibrate the receiver with two measurements from a single-point finger stick device and the disposable sensor begins wirelessly transmitting the continuous glucose data at specific intervals to the handheld receiver. Users are prompted by the receiver to calibrate the system twice per day with finger stick measurements throughout the seven day usage period to ensure reliable operation, which calibration may be accomplished by using any FDA approved blood glucose meter. Currently, the SEVEN PLUS and G4 PLATINUM are indicated for use as adjunctive devices to complement, not replace, information obtained from standard home blood glucose monitoring devices, although in the future we may seek replacement claim labeling from the FDA for the use of future generation sensors as the sole basis for making therapeutic adjustments.

The disposable sensor contained in the SEVEN PLUS and G4 PLATINUM is intended to function for up to seven days after which it may be replaced. After seven days, the user simply removes the pod and attached sensor from the skin and discards them while retaining the reusable transmitter. A new sensor and pod can then be inserted and used with the same receiver and transmitter for a subsequent seven day period. We are aware of reports from the field, however, that customers have been able to use sensors for periods longer than seven days.

Handheld Receiver

Our small handheld receiver is carried by the user and wirelessly receives continuous glucose values from the sensor. Proprietary algorithms and software, developed from our extensive database of continuous glucose data from clinical trials, are programmed into the receiver to process the glucose data from the sensor and display it on a user-friendly graphical user interface. With a push of a button, the user can access their current glucose value and one-, three-, six-, twelve- and twenty-four-hour trended data. Additionally, when glucose values are inappropriately high or low, the receiver provides an audible alert or vibrates. The receiver is a self-contained, durable unit with a rechargeable battery.

Sales and Marketing

We have built a direct sales organization to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. We employ approximately 71 direct sales personnel and continue to improve our sales and marketing organization as necessary to support the commercialization of our products. We believe that referrals by physicians and diabetes educators, together with self-referrals by customers, have driven and will continue to drive adoption of our SEVEN PLUS and G4 PLATINUM. We directly market our products in the United States primarily to endocrinologists, physicians and diabetes educators. Although the number of diabetes patients is significant, the number of physicians and educators influencing these patients is relatively small. As of 2008, there were an estimated 4,000 clinical endocrinologists in the United States. As a result, we believe our direct, highly specialized and focused sales organization is sufficient for us to support our sales efforts for the foreseeable future.

We use a variety of marketing tools to drive adoption, ensure continued usage and establish brand loyalty for our continuous glucose monitoring systems by:

•	creating awareness of the benefits of continuous glucose monitoring and the advantages of our technology with endocrinologists, physicians, diabetes educators and people with diabetes;

•	providing strong and simple educational and training programs to healthcare providers and people with diabetes to ensure easy, safe and effective use of our systems; and

•

maintaining a readily accessible telephone and web-based technical and customer support infrastructure, which includes clinicians, diabetes educators and reimbursement specialists, to help referring physicians, diabetes educators and people with diabetes as necessary.

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

Several companies have attempted to address the limitations of single-point finger stick devices by developing continuous glucose monitoring systems. To date, in addition to DexCom, we are aware that three other companies, Cygnus, Medtronic, and Abbott, have received approval from the FDA for continuous glucose monitors. We believe that one of the products, originally developed and marketed by Cygnus, is no longer actively marketed. Abbott has discontinued selling its Freestyle Navigator glucose monitoring system in the United States; however, Abbott recently filed a clinical study for home use of the Navigator II system in the United States and in October 2012 they initiated a limited launch of the Navigator II system in Europe. Except for our SEVEN, SEVEN PLUS, and G4 PLATINUM, we believe that none of the products that have received FDA approval are labeled for more than five days of use. We also believe that none of the FDA approved products are labeled for use as a replacement for single-point finger stick devices.

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

Many of our competitors are either publicly traded or are divisions of publicly traded companies, and they enjoy several competitive advantages, including:

•	significantly greater name recognition;

•	established relations with healthcare professionals, customers and third-party payors;

•	established distribution networks;

•	additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts or incentives to gain a competitive advantage;

•	greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products and marketing approved products; and

•	greater financial and human resources for product development, sales and marketing, and patent litigation.

As a result, we may be unable to compete effectively against these companies or their products.

We believe that the principal competitive factors in our market include:

•	safe, reliable and high quality performance of products;

•	cost of products and eligibility for reimbursement;

•	comfort and ease of use;

•	effective sales, marketing and distribution;

•	brand awareness and strong acceptance by healthcare professionals and people with diabetes;

•	customer service and support and comprehensive education for people with diabetes and diabetes care providers;

•	speed of product innovation and time to market;

•	regulatory expertise; and

•	technological leadership and superiority.

Manufacturing

We currently manufacture our devices at our headquarters in San Diego, California. These facilities have more than 13,000 square feet of laboratory space and approximately 10,000 square feet of controlled environment rooms. In July 2012, the FDA completed an inspection of our facilities, and did not identify any observations or require any other types of corrective action.

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

We manufacture our SEVEN PLUS and G4 PLATINUM with components supplied by outside vendors and with parts manufactured by us internally. Key components that we manufacture internally include our wire-based sensors for our SEVEN PLUS and G4 PLATINUM. The remaining components and assemblies are purchased from outside vendors. We then assemble, test, package and ship the finished SEVEN PLUS and G4 PLATINUM systems, which include a reusable transmitter, a receiver, and disposable sensors.

We purchase certain components and materials from single sources due to quality considerations, costs or constraints resulting from regulatory requirements. Currently, those single sources are OnCore Manufacturing Services, which manufactures and supplies circuit boards for our receiver and transmitter; ON Semiconductor Corp, which produces the application specific integrated circuits used in our transmitters; DSM PTG, Inc., which manufactures certain polymers used to synthesize our polymeric membranes for our sensors; and The Tech Group, which produces injection molded components. In some cases, agreements with these and other suppliers can be terminated by either party upon short notice. We may not be able to quickly establish additional or replacement suppliers for our single-source components, especially after our products are commercialized, in part because of the FDA approval process and because of the custom nature of the parts we designed. Any supply interruption from our vendors or failure to obtain alternate vendors for any of the components would limit our ability to manufacture our systems, and could have a material adverse effect on our business.

Third-Party Reimbursement

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the CMS in 2008 released Alpha-Numeric HCPCS codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed due to a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to people with diabetes covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices. As of February 2013, the seven largest private third-party payors, in terms of the number of covered lives, have issued policies for the category of continuous glucose monitoring devices allowing for coverage of these devices if certain conditions are met. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our SEVEN PLUS and G4 PLATINUM systems by their members. Many of these coverage policies are restrictive in nature and require the policy holder to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. In addition, people with diabetes who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist people with diabetes in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create and liberalize coverage policies with third-party payors and expect to continue to do so throughout 2013. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, people with diabetes may not use them on a widespread basis.

Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, their coverage policies may be restrictive, or they may not cover or provide adequate payment for our products. In order to obtain reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as requiring prospective reimbursement and second opinions, purchasing in groups, or redesigning benefits. Our initial dependence on the commercial success of our SEVEN PLUS and G4 PLATINUM makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for our products, our financial performance may be harmed.

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

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patent, copyright and other intellectual property laws, trade secrets, nondisclosure agreements and other measures to protect our proprietary rights. As of February 2013, we had obtained 141 issued U.S. patents, and had 239 additional U.S. patent applications pending. We believe it will take up to five years, and possibly longer, for these pending U.S. patent applications to result in issued patents. As of February 2013, we have 7 international applications filed under the Patent Cooperation Treaty, 6 granted European patents, 61 European patent applications pending, 7 granted Japanese patents, 4 Japanese patent applications pending, 14 registered U.S. trademarks, 14 pending U.S. trademark applications, 12 registered European trademarks, 4 pending European trademark applications, 3 registered Japanese trademarks, and one pending trademark application in each of Brazil and India. Our patents begin expiring in 2017.

Together, our patents and patent applications seek to protect aspects of our core membrane and sensor technologies, and our product concepts for continuous glucose monitoring. We believe that our patent position provides us with sufficient rights to develop, sell and protect our current and proposed commercial products. However, our patent applications may not result in issued patents, and any patents that have been issued or might be issued may not protect our intellectual property rights. Furthermore, our patents may not be upheld. Any patents issued to us may be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. The steps we have taken may not prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

We are currently engaged in patent litigation with Abbott as further described in “Item 3. Legal Proceedings” of this Annual Report. In connection with this litigation four of Abbott’s seven patents that are the subject of the litigation have one or more associated reexamination requests in various stages at the Patent Office. The Patent Office’s decisions in the reexamination for two of these four patents were appealed to the Federal Circuit by Abbott. The Federal Circuit issued a decision recently vacating-in-part the Patent Office’s decisions and remanding the case back to the Patent Office for further proceedings. With respect to the remaining three of Abbott’s patents that are subject to the litigation, a Certificate of Reexamination issued for one of the patents in June 2012. We filed an inter partes reexamination request for this patent in September 2012, and the Patent Office has issued a final decision denying our request. Another patent has received a Notice of Intent to Issue a Certificate of Reexamination in September 2012. For the third patent, the Patent Office issued an Advisory Action in September 2012, and Abbott filed an Appeal Brief in January 2013. In many of these reexaminations, Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, canceling claims and/or seeking to add new claims.

In addition, since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed 38 reexamination requests seeking to invalidate 31 of our patents. Seven of the 38 reexamination requests are in various stages at the Patent Office, and 30 have been issued a Certificate of Reexamination; one of the Abbott Reexamination Requests was refused by the Patent Office. We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid. Additionally, Abbott has filed an Opposition to four of our European patents.

Further, we requested reexamination of three other Abbott patents that are not involved in the current patent infringement lawsuit. In April 2012, one of Abbott’s patents received a Certificate of Reexamination. In October 2012, another Abbott patent received a Certificate of Reexamination. An inter partes reexamination request was recently filed on the third Abbott patent, which is awaiting final decision from the Patent Office.

Although it is our position that Abbott’s assertions of infringement have no merit, and that the potential interference, reexamination requests and opposition requests have no merit, the outcome of the litigation, and interference, reexamination or opposition requests cannot be assessed currently with certainty. We may not successfully defend ourselves against the claims made by Abbott, and we may not prevail in the litigation. If Abbott were to successfully seek an injunction, it could force us to stop making, using, selling or offering to sell our products. The technology at issue in our litigation with Abbott is currently used in our products, including our SEVEN PLUS and G4 PLATINUM, and the GlucoClear. If we were forced to stop selling these products either as a result of an unfavorable outcome in the litigation or in connection with the grant of an injunction, our business and prospects would suffer. In addition, defending against this action, including any injunction action, could have a number of harmful effects on our business regardless of the final outcome of such litigation. For example, we have incurred, and expect to continue to incur significant costs in defending the action.

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

FDA Regulation

Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance or prior approval from the FDA through the premarket approval (“PMA”) process. Our SEVEN PLUS and G4 PLATINUM systems are classified by the FDA as PMA medical devices. The FDA classifies medical devices into one of three classes. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are subject to general controls such as labeling, pre-market notification, and adherence to the FDA’s Quality System Regulation (“QSR”). Class II devices are subject to special controls such as performance standards, post-market surveillance, FDA guidelines, or particularized labeling, as well as general controls. Some Class I and Class II devices are exempted by regulation from the pre-market notification (i.e., 510(k) clearance) requirement, and/or the requirement of compliance with substantially all of FDA’s manufacturing requirements, known as the QSR. Some devices are placed in Class III, which requires approval of a PMA application, if they are deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or certain implantable devices, or to be “not substantially equivalent” either to a previously 510(k) cleared device or to a “preamendment” Class III device in commercial distribution before May 28, 1976 for which PMA applications have not been required.

Our SEVEN PLUS and G4 PLATINUM have been classified as devices requiring PMA approval. A PMA application must be supported by valid scientific evidence, which typically requires extensive data, including technical, pre-clinical, clinical, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device. A PMA application also must include a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling. After a PMA application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA. In addition, the FDA generally will conduct a pre-approval inspection of the manufacturing facility to evaluate compliance with QSR, which requires manufacturers to implement and follow design, testing, control, documentation and other quality assurance procedures. In July 2012, the FDA completed an inspection of our facilities, and did not identify any observations or require any other types of corrective action.

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

The primary regulatory body in Europe is that of the European Union, which includes most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third party assessment by a “Notified Body.” This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. An assessment by a Notified Body of one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. Outside of the European Union, regulatory approval needs to be sought on a country-by-country basis in order for us to market our products.

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

Employees

As of December 31, 2012, we had 565 full-time employees and 133 contract and temporary employees. Approximately 109 full-time employees are engaged in research and development, clinical, regulatory and quality assurance, 219 in manufacturing and 237 in selling, general and administrative functions. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good.

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

We expect that sales of our SEVEN PLUS and G4 PLATINUM systems, each of which consist of a handheld receiver, reusable transmitter and disposable sensor, will account for substantially all of our product revenue for the foreseeable future. From inception through December 31, 2012, product revenues total approximately $232.0 million. We have relatively limited experience in selling our products and we might be unable to successfully expand the commercialization of our products on a wide scale for a number of reasons, including:

•

the recent approval to sell our G4 system in the European Union and the countries in Asia and Latin America in June 2012 and approval for our G4 PLATINUM system in the United States in October 2012 means that we have limited experience selling our new G4 systems;

•

widespread market acceptance of our products by physicians and people with diabetes will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use;

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

•

people with diabetes do not generally receive broad reimbursement from third-party payors for their purchase of our products since many payors require that a policy holder meet specific medical criteria to qualify for reimbursement, which may reduce widespread use of our products;

•	the uncertainties associated with establishing and qualifying new manufacturing facilities;

•	our systems are not labeled as a replacement for the information that is obtained from single-point finger stick devices;

•	people with diabetes will need to incur the costs of our systems in addition to single-point finger stick devices;

•

the relative immaturity of the continuous glucose monitoring market internationally, and the general absence of international reimbursement of continuous glucose monitoring devices by third-party payors and government healthcare providers outside the United States;

•	the introduction and market acceptance of competing products and technologies;

•	our inability to obtain sufficient quantities of supplies at appropriate quality levels from our single-source and other key suppliers;

•	our inability to manufacture products that perform in accordance with expectations of consumers; and

•	rapid technological change may make our technology and our products obsolete.

Our SEVEN PLUS and G4 PLATINUM systems are more invasive than current self-monitored glucose testing systems, including single-point finger stick devices, and people with diabetes may be unwilling to insert a sensor in their body, especially if their current diabetes management involves no more than two finger sticks per day. Moreover, people with diabetes may not perceive the benefits of continuous glucose monitoring and may be unwilling to change their current treatment regimens. In addition, physicians tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products. Physicians may not recommend or prescribe our products until (i) there is more long-term clinical evidence to convince them to alter their existing treatment methods, (ii) there are additional recommendations from prominent physicians that our products are effective in monitoring glucose levels and (iii) reimbursement or insurance coverage is more widely available. We cannot predict when, if ever, physicians and people with diabetes may adopt more widespread use of continuous glucose monitoring systems, including the SEVEN PLUS and G4 PLATINUM systems. If the SEVEN PLUS and/or G4 PLATINUM systems do not achieve an adequate level of acceptance by people with diabetes, physicians and healthcare payors, we may not generate significant product revenue and we may not become profitable.

We have incurred losses since inception and anticipate that we will incur continued losses in the future.

We have incurred net losses in each year since our inception in May 1999, including a net loss of $54.5 million for the twelve months ended December 31, 2012. As of December 31, 2012, we had an accumulated deficit of $445.6 million. We have financed our operations primarily through private placements of our equity and debt securities and our public offerings, and have devoted a substantial portion of our resources to research and development relating to our continuous glucose monitoring systems, including our in-hospital product development, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of the SEVEN PLUS and G4 PLATINUM systems. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products, including our next generation sensor, and sensor augmented insulin pump collaborations. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public healthcare and medical device companies. As a result, we expect to continue to incur operating losses in the future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

Current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on worldwide economic conditions, which have been adversely impacted by continued global economic uncertainty, concerns over the downgrade of U.S. sovereign debt and continued sovereign debt, monetary and financial uncertainties in Europe and other foreign countries. These conditions have and may continue to make it difficult for our customers and potential customers to afford our products, and could cause our customers to stop using our products or to use them less frequently. If that were to occur, we would experience a decrease in revenue and our performance would be negatively impacted. In addition, the pressure on consumers to absorb more of their own health care costs has resulted in some cases in higher deductibles and limits on durable medical equipment, which may cause seasonality in purchasing patterns. Furthermore, during economic uncertainty, our customers have experienced job losses and may continue to experience issues gaining timely access to sufficient health insurance or credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our financial condition and operating results.

We may require additional funding to continue the commercialization of our SEVEN PLUS and G4 systems or the development and commercialization of our future generation and other continuous glucose monitoring systems, including the GlucoClear and our sensor augmented insulin pump systems developed in collaboration with Animas, and Tandem.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our next generation ambulatory continuous glucose monitoring sensors and systems. For the twelve months ended December 31, 2012, our net cash used in operating activities was $33.1 million, compared to $30.1 million for the same period in 2011, and as of December 31, 2012, we had working capital of $58.1 million comprised of $48.7 million in cash, cash equivalents and short-term marketable securities, and $1.0 million in restricted cash. We expect that our cash used by operations will increase significantly in each of the next several years, and, although we completed a follow-on public offering of 4,700,000 shares of our common stock for net proceeds to the company of approximately $71.2 million in 2011, and have the ability to borrow up to $35 million pursuant to the Loan and Security Agreement we entered into with Silicon Valley Bank and Oxford Finance in November 2012, we may need additional funds to continue the commercialization of our products and for the development and commercialization of our next generation sensors and systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

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

To achieve commercial success for the SEVEN PLUS, G4 PLATINUM and our future products, we must continue to develop and grow our sales and marketing organization and enter into partnerships or other arrangements to market and sell our products. We currently employ a small direct sales force to market our products in the United States. In the United States, our sales force calls directly on healthcare providers and people with diabetes throughout the country to initiate sales of our products. Our sales organization competes with the experienced, larger and well-funded marketing and sales operations of our competitors. We may not be able to successfully manage our increasingly dispersed sales force, or increase our product sales in the new territories. We have also entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. Our U.S. distribution partnerships are focused on accessing underrepresented regions and, in some instances, third-party payors that contract exclusively with distributors. Our European distribution partners call directly on healthcare providers to market and sell our products in Europe. Because of the competition for their services, we may be unable to partner with or retain additional qualified distributors. Further, we may not be able to enter into agreements with distributors on commercially reasonable terms, if at all.

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

We have entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. We have entered into a distribution agreement with RGH Enterprises, Inc. (“Edgepark”) as amended, pursuant to which we generated approximately 15% of our total revenue during the twelve months ended December 31, 2012. There can be no assurances that this relationship will continue or that we will be able to maintain this volume of sales from this relationship in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. Additionally, to the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States or Europe, our product margins could be lower than if we directly marketed and sold our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and patients in Europe will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.

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

As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare & Medicaid Services (“CMS”) in 2008 released Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those people with diabetes covered by third-party payors that have adopted policies for continuous glucose monitoring devices allowing for coverage of these devices if certain conditions are met. As of February 2013, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our products by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will be substantially dependent on whether third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on continuous glucose monitoring devices, those coverage policies frequently require significant medical documentation in order for policy holders to obtain reimbursement, and as a result, we have experienced difficulty in improving the efficiency of our customer service group. In addition, Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain additional reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels.

Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as requiring prospective reimbursement and second opinions, purchasing in groups, or redesigning benefits. Furthermore, we are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our initial dependence on the commercial success of the SEVEN PLUS and G4 PLATINUM systems makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the SEVEN PLUS and G4 PLATINUM systems, people with diabetes may not use our products.

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

Our SEVEN PLUS and G4 PLATINUM systems are classified by the FDA as premarket approval (“PMA”) medical devices. The PMA process requires us to prove the safety and efficacy of our ambulatory system to the FDA’s satisfaction. This process can be expensive, prolonged and uncertain, requires detailed and comprehensive scientific and human clinical data, and may never result in the FDA granting a PMA. On June 14, 2012, we received CE Mark approval for our fourth generation continuous glucose monitoring system, the DexCom G4 system, enabling commercialization of the DexCom G4 system in the European Union and the countries in Asia and Latin America that recognize the CE Mark. On October 5, 2012, we obtained FDA approval for the DexCom G4 PLATINUM system.

We intend to seek approvals for the products that integrate our continuous glucose monitoring technology into the insulin delivery systems of Animas, and Tandem, respectively, but cannot predict when, if ever, those products will be approved. We intend to seek approvals for certain changes and modifications to SweetSpot’s existing software platform, but cannot predict when, if ever, those changes and modifications will be approved.

In addition, we have completed the development of the second generation GlucoClear product with Edwards and they continue to develop regulatory pathways for the system. The 510(k) process would require us to establish (including through pre-clinical testing, bench testing, and/or potentially clinical data) that the GlucoClear system is substantially equivalent in terms of indication, technological characteristics, and performance to one or more legally marketed devices eligible to be cited as predicates in the 510(k) process. We cannot predict whether the FDA will classify the GlucoClear as a 510(k) product, nor can we predict when, if ever, the GlucoClear will obtain FDA clearance or approval.

The FDA can refuse to grant the GlucoClear 510(k) clearance or delay, limit or deny approval of a PMA application for many reasons, including:

•	the systems may not be deemed by the FDA to be substantially equivalent to appropriate predicate devices;

•	the systems may not satisfy the FDA’s safety or efficacy requirements;

•	the data from pre-clinical studies and clinical trials may be insufficient to support approval;

•	the manufacturing process or facilities used may not meet applicable requirements; and

•	changes in FDA approval policies or adoption of new regulations may require additional data.

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

If we are unable to successfully complete the pre-clinical studies or clinical trials necessary to support additional PMA or 510(k) applications, we may be unable to commercialize our continuous glucose monitoring systems under development, including future generations of our ambulatory system, the GlucoClear system or our systems being developed in collaboration with Animas and Tandem, which could impair our financial position.

We intend to seek approvals for the products that integrate our continuous glucose monitoring technology into the insulin delivery systems of Animas and Tandem, respectively. In addition, together with Edwards we continue to develop regulatory pathways for the GlucoClear system. The GlucoClear may ultimately be classified by the FDA as either a 510(k) or PMA product, and we may consequently be requested to provide additional data in support of any GlucoClear application.

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

Comprehensive healthcare legislation, signed into law in March 2010, imposes stringent compliance, recordkeeping, and reporting requirements on companies in various sectors of the life sciences industry, with which we may need to comply, and enhanced penalties for non-compliance with the new healthcare regulations. The impact of this legislation remains unclear, and costs of compliance with this legislation, or any future amendments thereto, could result in certain risks and expenses that we may have to assume.

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

In addition, the comprehensive healthcare reform legislation included an annual excise tax on the sale of medical devices equal to 2.3% of the price of the device starting on January 1, 2013, which does not include, under Internal Revenue Service (“IRS”) guidance, our existing SEVEN PLUS and G4 PLATINUM systems as they are deemed to be retail medical devices under such legislation. The exact impact of this excise tax, including whether future products would be considered “retail medical devices” and how such a tax would be assessed, is not currently clear. If this tax is applicable to us, our future operating results could be harmed, which in turn could cause the price of our stock to decline, Additionally, because of the uncertainty surrounding these issues, the impact of this tax has not been reflected in our forward guidance.

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

Based on our experience, complications from use of our SEVEN PLUS system may include broken or lodged sensors or skin irritation under the adhesive dressing of the sensor. Inflammation or redness, swelling, minor infection, and minor bleeding at the sensor insertion site are also possible risks with an individual’s use of the device. However, if unanticipated long-term side-effects result from the use of our products or other glucose monitoring systems under development, we could be subject to liability and our systems would not be widely adopted. With respect to our SEVEN PLUS and G4 PLATINUM systems, our clinical trials have been limited to seven days of continuous use. Additionally, we have limited clinical experience with repeated use of our products in the same patient. We cannot assure you that long-term use would not result in unanticipated complications. Furthermore, the interim results from our current pre-clinical studies and clinical trials may not be indicative of the clinical results obtained when we examine the patients at later dates. It is possible that repeated use of our products may result in unanticipated adverse effects, potentially even after the device is removed.

If we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain marketing approval will be subject to continual review and periodic inspections by the FDA and other regulatory bodies, which may include inspection of our manufacturing processes, post-approval clinical data and promotional activities for such product. The FDA’s medical device reporting (“MDR”) regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury. We and our suppliers are also required to comply with the FDA’s Quality System Regulation (“QSR”) and other regulations, which cover the methods and documentation of the design, testing, production, control, selection and oversight of suppliers or contractors, quality assurance, labeling, packaging, storage, complaint handling, shipping and servicing of our products. The FDA enforces the QSR through unannounced inspections. We currently manufacture our devices at our headquarters facilities in San Diego, California. In these facilities we have more than 13,000 square feet of laboratory space and approximately 10,000 square feet of controlled environment rooms. In July 2012, the FDA completed an inspection of our facilities and did not identify any observations or require any other types of corrective action. In February 2010, the FDA inspected our facility and issued a Form 483 identifying several inspectional observations. Subsequent to the inspection, we also received a warning letter from the FDA requiring us to file MDRs in accordance with the MDR regulations for complaints involving sensor wire fractures underneath a patient’s skin. In response to the warning letter and the Form 483 inspectional observations, we took corrective action to address the observations to achieve substantial compliance with the FDA regulatory requirements applicable to a commercial medical device manufacturer and received written notification dated November 1, 2010 from the FDA that we adequately addressed all issues cited in the warning letter.

In March 2009, the Federal Communications Commission (“FCC”) established a bifurcated Medical Implant Communications System (“MICS”) band which requires device manufacturers whose products will operate in the main MICS band to either manufacture their devices using listen-before-transmit technology, or to transmit on a side band outside the main MICS band at lower power. Although the SEVEN PLUS does not comply with existing MICS band listen-before-transmit requirements, the FCC granted a waiver to allow continued operation of the SEVEN PLUS. Our G4 PLATINUM system does not operate within the MICS band and complies with all applicable requirements as set forth by the current FCC transmission standards.

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

As further described in Part I, Item 3 “Legal Proceedings” of this Annual Report, Abbott has filed a patent infringement lawsuit against us, claiming that our continuous glucose monitor infringes certain patents held by Abbott. We requested, and the Patent Office granted, reexamination of each of the patents cited in this lawsuit. On September 30, 2007, the court granted our motion to stay the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against us.

In connection with this litigation four of Abbott’s seven patents that are the subject of the litigation have one or more associated reexamination requests in various stages at the Patent Office. The Patent Office’s decisions in the reexamination for two of these four patents were appealed to the Federal Circuit by Abbott. The Federal Circuit issued a decision recently vacating-in-part the Patent Office’s decisions and remanding the case back to the Patent Office for further proceedings. With respect to the remaining three of Abbott’s patents that are subject to the litigation, a Certificate of Reexamination issued for one of the patents in June 2012. We filed an inter partes reexamination request for this patent in September 2012, and the Patent Office has issued a final decision denying our request. Another patent has received a Notice of Intent to Issue a Certificate of Reexamination in September 2012. For the third patent, the Patent Office issued an Advisory Action in September 2012, and Abbott filed an Appeal Brief in January 2013. In many of these reexaminations, Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, canceling claims and/or seeking to add new claims. In addition, since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed 38 reexamination requests seeking to invalidate 31 of our patents. Seven of the 38 reexamination requests are in various stages at the Patent Office, and 30 have been issued a Certificate of Reexamination; one of the Abbott Reexamination Requests was refused by the Patent Office. We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid. Additionally, Abbott has filed an Opposition to four of our European patents. Further, we requested reexamination of three other Abbott patents that are not involved in the current patent infringement lawsuit. In April 2012, one of Abbott’s patents received a Certificate of Reexamination. In October 2012, another Abbott patent received a Certificate of Reexamination. An inter partes reexamination request was recently filed on the third Abbott patent, which is awaiting final decision from the Patent Office.

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

The market for glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In selling the SEVEN PLUS and G4 systems, we compete directly with Roche Diabetes Care, a division of Roche Diagnostics; LifeScan, Inc., a division of Johnson & Johnson; the MediSense and TheraSense divisions of Abbott Laboratories; and Bayer Corporation, each of which manufactures and markets products for the single-point finger stick device market. Collectively, these companies currently account for substantially all of the worldwide sales of self-monitored glucose testing systems. Several companies are developing or marketing short-term continuous glucose monitoring products that will compete directly with our products. To date, in addition to us, three other companies, Cygnus, Medtronic and Abbott, have received approval from the FDA to market continuous glucose monitors. We believe that one of the products, originally developed and marketed by Cygnus, is no longer actively marketed. Abbott has discontinued selling its Freestyle Navigator glucose monitoring system in the United States; however, Abbott recently filed a clinical study for home use of the Navigator II system in the United States and in October 2012 they initiated a limited launch of the Navigator II system in Europe. In addition, we believe that others are developing invasive and non-invasive continuous glucose monitoring systems. Most of the companies developing or marketing competing devices are publicly traded or divisions of publicly traded companies, and these companies possess several competitive advantages, including:

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

On November 10, 2008, we entered into a Collaboration Agreement with Edwards pursuant to which we agreed to develop jointly and to market the GlucoClear, a blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital. Under the Collaboration Agreement, we may receive payments for various milestones related to regulatory approvals and commercial readiness of the product. In addition, we also expect to receive either a profit-sharing payment of 10% of the products’ gross profits, or a royalty of 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license to our intellectual property that relates to blood-based glucose sensors in the critical care sector of the hospital market. However, this collaboration may not result in the development of products that achieve regulatory approval in the United States or commercial success, which would result in various penalties to us under the Collaboration Agreement, up to and including delay or loss of some or all of our milestone payments and rights to any profit-sharing or royalties. In October 2009, we received CE Mark approval for the first generation GlucoClear that we developed in collaboration with Edwards. Although Edwards commenced market evaluations during 2009, this product did not generate significant revenue during 2010, 2011 or 2012 and we do not expect this product to generate significant revenue during 2013. In January 2013, Edwards received CE Mark approval for the second generation system and Edwards plans to initiate another limited launch in Europe of the second generation GlucoClear during 2013. We cannot predict whether the FDA will classify the GlucoClear as a 510(k) or PMA product, nor can we predict when, if ever, the GlucoClear will obtain FDA clearance or approval.

We enter into collaborations with third parties that may not result in the development of commercially viable products or the generation of significant future revenues.

In the ordinary course of our business, we enter into collaborative arrangements to develop new products and to pursue new markets, such as our agreements with Animas and Tandem, to integrate our continuous glucose monitoring technology into their respective insulin delivery systems. We have also entered into an OUS Commercialization Agreement, as amended, with Animas pursuant to which Animas retains the exclusive right to develop and market outside the United States an ambulatory insulin pump that is combined with our continuous glucose monitoring technology which has been branded the Vibe. In May 2011, we, together with Animas, received CE Mark certification for the Vibe, allowing it to be marketed in the countries that recognize CE Mark approval. Many of the companies that we collaborate with are also competitors or potential competitors who may decide to terminate our collaborative arrangement. In the event of such a termination, we may be required to devote additional resources to product development and commercialization, may need to cancel some development programs and may face increased competition. These collaborations may not result in the development of products that achieve commercial success and could be terminated prior to developing any products. Accordingly, we cannot assure you that any of our collaborations will result in the successful development of a commercially viable product or result in significant additional future revenues. In addition, our development timelines are highly dependent on our ability to achieve clinical endpoints and regulatory requirements and to overcome technology challenges, and may be delayed due to scheduling issues with patients and investigators, requests from institutional review boards, product performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, the FDA may not approve the combined products or may require additional product testing and clinical trials before approving the combined products, which would result in product launch delays and additional expense. If approved by the FDA, the combined products may not achieve acceptance in the marketplace by physicians and people with diabetes.

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

Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse or malfunction of, or design flaws in, our products. We may be subject to product liability claims if our products cause, or merely appear to have caused, an injury. Claims may be made by customers, healthcare providers or others selling our products.

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

We may be subject to claims against us even if the apparent injury is due to the actions of others or misuse of the device. Our customers, either on their own or following the advice of their physicians, may use our products in a manner not described in the products’ labeling and that differs from the manner in which it was used in clinical studies and approved by the FDA. For example, our SEVEN PLUS and G4 PLATINUM systems are designed to be used by an individual continuously for up to seven days, but the individual might be able to circumvent the safeguards designed into the SEVEN PLUS and G4 PLATINUM and use the products for longer than seven days. Off-label use of products by customers is common, and any such off-label use of our products could subject us to additional liability. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial volunteers or result in reduced acceptance of our products in the market.

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

We take precautions to safeguard our facilities, which include manufacturing protocols, insurance, health and safety protocols, and off-site storage of computer data. However, a natural disaster, such as a fire, flood, earthquake, an act of terrorism, cyber attack or other disruptive event could cause substantial delays in our operations, damage or destroy our manufacturing equipment, inventory, or records and cause us to incur additional expenses. Earthquakes are of particular significance since our primary manufacturing facilities in California are located in an earthquake-prone area. In the event our existing manufacturing facilities or equipment are affected by man-made or natural disasters, we may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business. The insurance we maintain against fires, floods, earthquakes and other natural disasters and similar events may not be adequate to cover our losses in any particular case.

Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.

We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Despite the precautionary measures we have taken to prevent breakdowns in our information technology and telephone systems, if our systems suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may suffer.

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

We conduct limited commercial and marketing efforts in Europe, Israel, Australia and New Zealand with respect to our SEVEN PLUS and G4 PLATINUM systems and may seek to market our products in other regions in the future. Outside the United States, we can market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval in addition to other risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside the United States on a timely basis, or at all.

Our success will depend on our ability to attract and retain our personnel.

We are highly dependent on our senior management, especially Terrance H. Gregg, our Chief Executive Officer, Kevin Sayer, our President and Chief Operating Officer, Steven R. Pacelli, our Executive Vice President of Strategy and Corporate Development, Jorge Valdes, our Chief Technical Officer, and Andrew K. Balo, our Senior Vice President of Clinical and Regulatory Affairs. Our success will depend on our ability to retain our current management and to attract and retain qualified personnel in the future, including sales persons, scientists, clinicians, engineers and other highly skilled personnel. Competition for senior management personnel, as well as sales persons, scientists, clinicians and engineers, is intense and we may not be able to retain our personnel. The loss of the services of members of our senior management, scientists, clinicians or engineers could prevent the implementation and completion of our objectives, including the commercialization of our current products and the development and introduction of additional products. The loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. Each of our officers may terminate their employment at any time without notice and without cause or good reason. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees.

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

Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future. Since January 1, 2012, the closing price of our common stock on the NASDAQ Global Select Market has been as high as $15.51 per share and as low as $8.83 per share.

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

Our revenues and operating results may fluctuate significantly from quarter to quarter. We believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied on as an indication of our future performance. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the trading price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include:

•	our inability to manufacture an adequate supply of product at appropriate quality levels and acceptable costs;

•	possible delays in our research and development programs or in the completion of any clinical trials;

•	a lack of acceptance of our products in the marketplace by physicians and people with diabetes;

•	the inability of customers to receive reimbursements from third-party payors;

•	failures to comply with regulatory requirements, which could lead to withdrawal of products from the market;

•	our failure to continue the commercialization of any of our continuous glucose monitoring systems;

•	inadequate financial and other resources; and

•	global economic conditions.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, stockholders may only receive a return on their investment in our common stock if the market price of our common stock increases.

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

None.

ITEM 2.	PROPERTIES

We maintain our headquarters in San Diego, California in two leased facilities of approximately 128,815 square feet, which includes our laboratory, research and development, manufacturing and general administration functions. The lease for these facilities expires in 2016. We have the right to extend the term of this lease for one period of five years. During 2010, we also maintained a third facility in San Diego, California, which was located at our former headquarters. The lease for this facility expired in 2011. In July 2012, the FDA completed an inspection of our facilities and did not identify any observations or require any other types of corrective action.

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

In connection with this litigation four of Abbott’s seven patents that are the subject of the litigation have one or more associated reexamination requests in various stages at the Patent Office. The Patent Office’s decisions in the reexamination for two of these four patents were appealed to the Federal Circuit by Abbott. The Federal Circuit issued a decision recently vacating-in-part the Patent Office’s decisions and remanding the case back to the Patent Office for further proceedings. With respect to the remaining three of Abbott’s patents that are subject to the litigation, a Certificate of Reexamination issued for one of the patents in June 2012. We filed an inter partes reexamination request for this patent in September 2012, and the Patent Office has issued a final decision denying our request. Another patent has received a Notice of Intent to Issue a Certificate of Reexamination in September 2012. For the third patent, the Patent Office issued an Advisory Action in September 2012, and Abbott filed an Appeal Brief in January 2013. In many of these reexaminations, Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, canceling claims and/or seeking to add new claims.

In addition, since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed 38 reexamination requests seeking to invalidate 31 of our patents. Seven of the 38 reexamination requests are in various stages at the Patent Office, and 24 have been issued a Certificate of Reexamination. We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid. Additionally, Abbott has filed an Opposition to four of our European patents.

Further, we requested reexamination of three other Abbott patents that are not involved in the current patent infringement lawsuit. In April 2012, one of Abbott’s patents received a Certificate of Reexamination. In October 2012, another Abbott patent received a Certificate of Reexamination. An inter partes reexamination request was recently filed on the third Abbott patent, which is awaiting final decision from the Patent Office.

Although it is our position that Abbott’s assertions of infringement have no merit, and that the potential interference and reexamination requests by Abbott have no merit, neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation, potential interference or reexamination requests can be assessed, and as of December 31, 2012, no amounts have been accrued.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

DexCom’s common stock is traded on the NASDAQ Global Select Market under the symbol “DXCM.” As of February 15, 2013, there were approximately 79 stockholders of record, excluding stockholders whose shares were held in nominee or street name by brokers. We have not paid any cash dividends and do not currently have plans to do so in the foreseeable future.

The following table sets forth the high and low intraday sales price per share for DexCom’s common stock for the periods indicated:

	High	Low
Year Ended December 31, 2012
First Quarter	$11.90	$8.64
Second Quarter	$13.20	$9.36
Third Quarter	$15.08	$10.65
Fourth Quarter	$15.48	$12.03

	High	Low
Year Ended December 31, 2011
First Quarter	$16.06	$13.00
Second Quarter	$16.91	$12.90
Third Quarter	$15.77	$9.83
Fourth Quarter	$12.43	$6.75

Neither we nor any affiliated purchaser repurchased any of our equity securities in fiscal year 2012.

The information required by this Item concerning shares reserved for issuance under our equity compensation plans is incorporated by reference to information set forth in the Proxy Statement.

In connection with our acquisition of SweetSpot, we issued 384,483 shares of our common stock to the security holders of SweetSpot. Following the issuance, the resale of these shares was registered on a Registration Statement on Form S-3 filed by us with the SEC on March 28, 2012. On June 27, 2012, we issued an additional 89,296 shares of our common stock to the former security holders of SweetSpot following the achievement of certain milestone objectives. Following the issuance, the resale of these shares of common stock was registered on a Registration Statement on Form S-3 filed by us with the SEC on June 29, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated statements of operations data for the years ended December 31, 2012, 2011, and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The statements of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from our audited financial statements not included in this Annual Report. The following selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and related notes to those statements included elsewhere in this Annual Report.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in millions, except per share data)
Consolidated Statements of Operations Data:
Product revenue	$93.0	$65.9	$40.2	$18.0	$8.1
Development grant and other revenue	6.9	10.4	8.4	11.7	1.7

Total revenue	99.9	76.3	48.6	29.7	9.8
Product cost of sales	48.3	36.6	26.1	18.2	13.3
Development and other cost of sales	5.0	3.8	4.1	7.8	2.0

Total cost of sales	53.3	40.4	30.2	26.0	15.3

Gross profit (deficit)	46.6	35.9	18.4	3.7	(5.5)
Operating expenses:
Research and development	39.5	30.8	23.2	14.3	19.6
Selling, general and administrative	62.8	49.9	40.5	35.2	27.7

Total operating expenses	102.3	80.7	63.7	49.5	47.3

Operating loss	(55.7)	(44.8)	(45.3)	(45.8)	(52.8)
Interest and other income	0.0	0.1	0.1	0.3	1.2
Interest expense	(0.1)	0.0	(1.5)	(8.0)	(7.3)
Loss on debt extinguishment upon conversion of convertible debt	0.0	0.0	(8.5)	0.0	0.0

Loss before income taxes	(55.8)	(44.7)	(55.2)	(53.5)	(58.9)
Income tax expense (benefit)	(1.3)	0.0	0.0	0.0	0.0

Net loss	$(54.5)	$(44.7)	$(55.2)	$(53.5)	$(58.9)

Basic and diluted net loss per share attributable to common stockholders(1)	$(0.79)	$(0.68)	$(0.97)	$(1.21)	$(2.00)

Shares used to compute basic and diluted net loss per share attributable to common stockholders(1)	68.7	65.6	56.9	44.3	29.5

	As of December 31,
	2012	2011	2010	2009	2008
	(in millions)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$48.7	$82.0	$47.1	$28.0	$27.1
Working capital	58.1	89.8	50.2	18.1	17.1
Total assets	106.0	120.5	77.2	46.9	43.9
Long term obligations	9.5	1.3	1.0	46.6	48.4
Total stockholders’ equity (deficit)	77.0	104.5	61.0	(18.4)	(19.5)

(1)	See Note 2 of the notes to our consolidated financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for ambulatory use by people with diabetes and for use by healthcare providers in the hospital for the treatment of patients with and without diabetes. The majority of our product revenue comes from sales of our SEVEN PLUS ambulatory continuous glucose monitoring system, which we began commercializing in the first quarter of 2009, and our G4 PLATINUM ambulatory continuous glucose monitoring system, which we began commercializing in the fourth quarter of 2012. We also have received CE Mark approval for the GlucoClear in-hospital system, and in partnership with Edwards, we initiated a very limited launch of the first generation GlucoClear system in Europe in 2009 and Edwards plans to initiate another limited launch in Europe of the second generation GlucoClear during 2013.

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

From inception through December 31, 2012, we generated $271.1 million of product and development grant and other (non-product) revenue, and we have incurred net losses in each year since our inception in May 1999. From inception through December 31, 2012, we had an accumulated deficit of $445.6 million. We expect our losses to continue as we proceed with our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and convertible debt. In April 2005, we completed our initial public offering in which we sold 4,700,000 shares of common stock for net proceeds of $50.5 million. In March 2006, we entered into a Loan Agreement, which was subsequently amended in January 2008, and no amounts remain outstanding. In May 2006, we completed a follow-on public offering of 2,117,375 shares of our common stock for net proceeds of $47.0 million. In March 2007, we issued an aggregate principal amount of $60.0 million of 4.75% convertible senior notes due in 2027, all of which convertible senior notes have converted into shares of our common stock. In February 2009, we completed a follow-on public offering of 15,994,000 shares of our common stock for net proceeds of approximately $45.6 million. In January 2010, we completed a follow-on public offering of 4,025,000 shares of our common stock for net proceeds of approximately $33.0 million. In November 2010, we completed a follow-on public offering of 3,277,500 shares of our common stock for net proceeds of approximately $33.0 million. In May 2011, we completed a follow-on public offering of 4,700,000 shares of our common stock for net proceeds of approximately $71.2 million. In November 2012, we entered into a loan and security agreement that provides for up to $35.0 million.

Financial Operations

Revenue

From inception through December 31, 2012, we generated $232.0 million in product revenue. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. Between 2008 and 2012, we entered into joint development and collaboration agreements with Animas, Edwards, Roche and Tandem under which we recognized development grant and other revenue received pursuant to that agreement ratably over the term of the development period. We recognize development milestones associated with each agreement as revenue upon achievement of each milestone if the milestone is considered substantive. Between 2008 and December 31, 2012, we recognized $39.1 million in development grant and other revenue, which includes milestones and services.

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

Results of Operations

Fiscal year ended December 31, 2012 Compared to December 31, 2011

Revenue, Cost of Sales and Gross Profit

Product revenues increased $27.1 million to $93.0 million for the twelve months ended December 31, 2012 compared to $65.9 million for the twelve months ended December 31, 2011 based primarily on increased sales volume of our durable systems and disposable sensors, due in part to the launch of the G4 PLATINUM system in the fourth quarter of 2012. Product cost of sales increased $11.7 million to $48.3 million for the twelve months ended December 31, 2012 compared to $36.6 million for the twelve months ended December 31, 2011. The product gross profit of $44.7 million for the twelve months ended December 31, 2012 increased $15.4 million compared to $29.3 million for the same period in 2011, primarily due to increased revenue.

Development grant and other revenues decreased $3.5 million to $6.9 million for the twelve months ended December 31, 2012 compared to $10.4 million for the twelve months ended December 31, 2011. Development and other cost of sales increased $1.2 million to $5.0 million for the twelve months ended December 31, 2012 compared to $3.8 million for the twelve months ended December 31, 2011. The decrease in development grant and other revenues during the twelve months ended December 31, 2012 was due to the $4.0 million milestone payment received from Animas for CE Mark approval in June 2011 and by extended revenue recognition timelines related to longer than expected development and regulatory review timelines under our collaboration arrangements with Edwards. The increase in costs associated with development was primarily due to additional development obligations during the year with respect to our collaboration arrangements.

Research and Development. Research and development expense increased $8.7 million to $39.5 million for the twelve months ended December 31, 2012, compared to $30.8 million for the twelve months ended December 31, 2011. The increase in research and development expense was primarily due to increased development efforts for our future generation ambulatory products and by decreased activity with respect to our development and collaboration agreements. Major elements of increased research and development costs include $3.3 million in additional salaries, bonus, and payroll related costs, $1.8 million in additional share-based compensation and $1.7 million in additional consulting costs.

Selling, General and Administrative. Selling, general and administrative expense increased $12.9 million to $62.8 million for the twelve months ended December 31, 2012, compared to $49.9 million for the twelve months ended December 31, 2011. The increase was primarily due to higher selling, marketing, and information technology costs to support revenue growth and the continued commercialization of our products. Major elements of increased selling, general, and administrative expenses include $3.7 million in higher salaries, bonus, and payroll related costs, $2.7 million in higher share-based compensation, and $1.8 million in higher commissions.

Interest and Other Income. Interest and other income was $0.1 million for each of the twelve months ended December 31, 2012 and 2011.

Interest Expense. Interest expense increased to $0.2 million for the twelve months ended December 31, 2012, compared to $11,000 for the twelve months ended December 31, 2011. The increase in interest expense was primarily due to the loan and security agreement entered into in November 2012.

Income Tax Benefit. Income tax benefit was $1.3 million for the twelve months ended December 31, 2012, compared to none for the twelve months ended December 31, 2011. The increase in income tax benefit was primarily due to the acquisition of SweetSpot and the release of the valuation allowance against some of our deferred tax assets.

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

Development grant and other revenues increased $2.0 million to $10.4 million for the twelve months ended December 31, 2011 compared to $8.4 million for the twelve months ended December 31, 2010. Development and other cost of sales decreased $0.3 million to $3.8 million for the twelve months ended December 31, 2011 compared to $4.1 million for the twelve months ended December 31, 2010. The increase in development grant and other revenues during the twelve months ended December 31, 2011 was due to additional services performed and the $4.0 million milestone payment received from Animas for CE Mark approval, and was partially offset by extended development and regulatory review timelines under our collaboration arrangements with Edwards and Animas. The decrease in costs associated with development was primarily due to fewer development obligations during the year with respect to our collaboration arrangements.

Research and Development. Research and development expense increased $7.6 million to $30.8 million for the twelve months ended December 31, 2011, compared to $23.2 million for the twelve months ended December 31, 2010. The increase in research and development expense was primarily due to increased development efforts for our future generation ambulatory products and by decreased activity with respect to our development and collaboration agreements. Major elements of increased research and development costs include $2.1 million in additional consulting costs, $1.8 million in additional salaries, bonus, and payroll related costs, and $1.7 million in additional share-based compensation.

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

Interest and Other Income. Interest and other income was $0.1 million for each of the twelve months ended December 31, 2011 and 2010.

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

Liquidity and Capital Resources

We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of December 31, 2012, we had an accumulated deficit of $445.6 million and had working capital of $58.1 million. Our cash, cash equivalents and short-term marketable securities totaled $48.7 million, excluding $1.0 million in restricted cash. We have funded our operations primarily from the sale of equity and debt securities and our bank loans. In January 2010, we completed a follow-on public offering of 4,025,000 shares of our common stock for net proceeds of approximately $33.0 million. In November 2010, we completed a follow-on public offering of 3,277,500 shares of our common stock for net proceeds of approximately $33.0 million. In May 2011, we completed a follow-on public offering of 4,700,000 shares of our common stock for net proceeds of approximately $71.2 million. In November 2012, we entered into a loan and security agreement that provides for up to $35.0 million.

Net Cash Used in Operating Activities. Net cash used in operating activities increased $3.0 million to $33.1 million for the twelve months ended December 31, 2012, compared to $30.1 million for the same period in 2011. The increase in cash used in operating activities was primarily due to $9.8 million in higher net loss, offset by $8.4 million in higher non-cash charges primarily comprised of share-based compensation and depreciation and amortization. Higher non-cash charges were offset by a one-time non-cash tax benefit of $1.3 million. Also included in net loss were $3.0 million of non-cash charges for excess and obsolete inventory and accelerated depreciation on manufacturing equipment related to the approval and launch of our next generation G4 PLATINUM system.

Net Cash Provided by Investing Activities. Net cash provided by investing activities was $28.4 million for the twelve months ended December 31, 2012, compared to $46.4 million used in investing activities for the same period of 2011. The increase in cash provided by investing activities was primarily due to $36.3 million decrease in cash used to purchase available-for-sale marketable securities and by $40.0 million increase in proceeds from the maturity of available-for-sale marketable securities for the twelve months ended December 31, 2012 as compared to the same period in 2011. For the twelve months ended December 31, 2012, we invested $9.5 million in equipment to support manufacturing improvements compared to $8.0 million during the same period in 2011.

Net Cash Provided by Financing Activities. Net cash provided by financing activities decreased $64.0 million to $10.2 million for the twelve months ended December 31, 2012, compared to $74.2 million for the same period of 2011. The decrease was primarily due to the approximately $3.6 million in net proceeds generated by the sale of common stock for the twelve months ending December 31, 2012 compared to approximately $74.7 million in the same period of 2011, offset by net proceeds of $6.6 million from the loan and security agreement entered into during the twelve months ending December 31, 2012 compared to none in the same period of 2011.

Operating Capital and Capital Expenditure Requirements

We anticipate that we will continue to incur net losses as we incur expenses to continue to expand the commercialization of our approved products, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.

We believe that our cash, cash equivalents, short-term marketable securities balances, and projected cash contributions from existing partnership arrangements will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs through at least December 31, 2013. If our available cash, cash equivalents and short-term marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, there can be no assurance that we will be successful in obtaining additional cash contributions from future partnership arrangements. Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we are unable to obtain additional financing, we may be required to reduce planned increases in compensation related expenses or other operating expenses related to research, development, and commercialization activities, which could have an adverse impact on our ability to achieve our intended business objectives.

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

On March 6, 2012, we consummated our acquisition of SweetSpot. Through our acquisition of SweetSpot, we have a software platform that enables our customers to aggregate and analyze data from diabetes devices and to share it with their healthcare providers. In November 2011, SweetSpot received 510(k) clearance from the FDA to market to clinics a data management service, which helps healthcare providers and patients see, understand and use blood glucose meter data to diagnose and manage diabetes. SweetSpot’s data transfer service is registered with the FDA as a MDDS and allows researchers to control the transfer of data from patient diabetes devices to research tools and databases according to their own research workflows. SweetSpot’s software provides an advanced cloud-based platform for uploading, processing and delivering health data and transforms raw output from patient medical devices into useful information for healthcare providers, patients and researchers. The acquisition could increase our cost structure or divert management’s attention more than anticipated.

Contractual Obligations

In November 2012, we entered into a loan and security agreement (the “Loan Agreement”) that provides for (i) a $15 million revolving line of credit and (ii) a total term loan up to $20 million, in both cases, to be used for general corporate purposes. The borrowings under the Loan Agreement are collateralized by a first priority security interest in substantially all of our assets with a negative pledge on our intellectual property. The revolving line of credit is an interest-only financing that bears an interest rate equal to the prime rate plus 0.5% and requires repayment of principal at the maturity date of November 2015. Per the Loan Agreement, $7 million was advanced under the term loan at the funding date, excluding issuance costs and fees withheld, and up to $13 million in additional funds will be available upon our request from June 1, 2013 to September 30, 2013. The term loan bears a fixed interest rate equal to the three-year treasury rate at the time of advance plus 6.94% and requires payment of interest only for the first year and amortized payments of interest and principal thereafter through the maturity date of November 2016.

In April 2006, we entered into an office lease agreement for facilities located in San Diego, California. In connection with the lease, we entered into a $0.7 million letter of credit to secure future payments under the lease and paid a security deposit in the amount of $0.1 million in April 2006. In August 2010, we entered into a First Amendment to Office Lease (the “Lease Amendment”) with respect to facilities in the buildings at 6340 Sequence Drive and 6310 Sequence Drive, each in San Diego, California (the “Buildings”). Under the Lease Amendment, we have leased approximately 128,815 square feet of space in the Buildings. The lease term for the Buildings extends through November 2016 and we have an option to renew the lease upon the expiration of the initial term for an additional five years. In September 2008, our subsidiary in Sweden entered into a three year lease for a small shared office space, which was renewed for a three-year term and has a quarterly adjustment clause for rent to increase or decrease in proportion to changes in consumer prices. In July 2012, our subsidiary SweetSpot entered into a five year lease for a small office space in a multi-tenant commercial building. Excluding real estate taxes and operating costs, we are required to make total future monthly payments for all of our real estate obligations for the period from January 2013 through August 2016 totaling $10.6 million.

We are party to various purchase arrangements related to components used in production and research and development activities. As of December 31, 2012, we had purchase commitments with certain vendors totaling approximately $12.6 million due within one year. There are no material purchase commitments due beyond one year.

The following table summarizes our outstanding contractual obligations as of December 31, 2012 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$10.6	$2.6	$8.0	$0.0	$0.0
Long-term debt	7.0	0.2	4.5	2.3	0.0
Purchase commitments	12.6	12.6	0.0	0.0	0.0

Total	$30.2	$15.4	$12.5	$2.3	$0.0

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

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results.

Revenue Recognition

We sell durable systems and disposable units through a direct sales force in the United States as well as through distribution arrangements in the United States, Israel, Australia, New Zealand, and in portions of Europe. Components are individually priced and can be purchased separately or together. We receive payment directly from customers who use our products, as well as from distributors, organizations and third-party payors. The SEVEN PLUS and G4 PLATINUM durable systems include a transmitter, a receiver, a power cord, data management software and a USB cable. Disposable sensors for use with the SEVEN PLUS and G4 PLATINUM systems are sold separately in packages of four. The initial durable system price for each of the SEVEN PLUS and G4 PLATINUM is not dependent upon the purchase of any amount of disposable sensors.

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

We provide a “30-day money back guarantee” program whereby customers who purchase the SEVEN PLUS and G4 PLATINUM durable systems and a package of four disposable sensors may return the SEVEN PLUS and G4 PLATINUM durable system for any reason within thirty days of purchase and receive a full refund of their purchase price. At December 31, 2012 and 2011, we maintained a reserve balance of $29,000 and $32,000, respectively, relating to this program. We accrue for estimated returns, refunds and rebates by reducing revenues and establishing a liability account at the time of shipment based on historical experience.

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

We shipped product directly to certain distributors’ customers and recognized $15.9 million, $14.5 million and $12.8 million in revenue, which represents 16%, 19% and 26% of our total revenues for the twelve months ended December 31, 2012, 2011 and 2010, respectively. With respect to other distributors which stock inventory of our product and fulfill orders from their inventory, we shipped product to these distributors and recognized

$30.7 million, $17.7 million and $4.7 million in revenue from these arrangements, which represents 31%, 23% and 10% of our total revenues for the twelve months ended December 31, 2012, 2011 and 2010, respectively. We monitor shipments to, and on-hand inventory levels of, these distributors, and at December 31, 2012 these distributors had limited amounts of our product in their inventory.

From 2008 through 2012, we entered into collaborative license and development arrangements with strategic partners for the development and commercialization of products utilizing our technologies. The terms of these agreements obligate us to multiple deliverables (for example, license rights, provision of research and development services, and manufacture of clinical materials) in exchange for our right to receive various forms of consideration including non-refundable license fees, funding of research and development activities, payments based upon achievement of development milestones and royalties in the form of a designated percentage of product sales or profits. With the exception of royalties, these types of consideration are classified as development grant and other revenue in our consolidated statements of operations and are generally recognized over the service period except for substantive milestone payments, which are generally recognized when the milestone is achieved. In determining whether each milestone is substantive, we considered whether the consideration earned by achieving the milestone should (i) be commensurate with either (a) our performance to achieve the milestone or (b) the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relate solely to past performance and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. We recognize royalties in the period in which we obtain the royalty report, which is necessary to determine the amount of royalties we are entitled to receive.

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

We use judgment in estimating the value allocable to the deliverables in an agreement based on our estimate of the fair value or relative selling price attributable to the related deliverables. Arrangement consideration is typically recognized as product revenue or development grant and other revenue. For arrangements that are accounted for as a single unit of accounting, total payments under the arrangement are recognized as revenue on a straight-line basis over the period we expect to complete our performance obligations. We review the estimated period of our performance obligations on a periodic basis and update the recognition period as appropriate. The cumulative amount of revenue earned is limited to the cumulative amount of payments received as of the period ending date.

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

Share-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including employee stock options, restricted stock, restricted stock units and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Share-based compensation expense for the years ended December 31, 2012, 2011 and 2010 was $18.4 million, $13.5 million, and $9.4 million, respectively. As of December 31, 2012, there was $27.6 million of unrecognized compensation cost related to unvested options and restricted stock units that is expected to be recognized as a component of our operating expenses through 2016. We issued performance restricted stock units (the “Performance Awards”) in connection with our acquisition of SweetSpot. The performance targets for these Performance Awards are earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal years 2013 and 2014. We begin to recognize expense for the Performance Awards over the expected service period when it is probable that the EBITDA targets will be met. At December 31, 2012, we had $1.3 million of unrecognized share-based compensation expense related to the Performance Awards. Compensation costs will be adjusted for future changes in estimated forfeitures.

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

Inventory

Inventory is valued at the lower of cost or market value. We make adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolete and potential scrapped inventories. Factors influencing these adjustments include inventories on hand and on order compared to estimated future usage and sales for existing and new products, as well as judgments regarding quality control testing data, and assumptions about the likelihood of scrap and obsolescence. Once written down the adjustments are considered permanent and are not reversed until the related inventory is sold or disposed. We utilize a standard cost system to track inventories on a part-by-part basis that approximates first in, first out. If necessary, adjustments are made to the standard materials, standard labor and standard overhead costs to approximate actual labor and actual overhead costs. We recorded charges of $2.5 million for the twelve months ended December 31, 2012 related to the excess and obsolescence of hardware due to the approval and launch of our next generation G4 PLATINUM system.

Warranty Accrual

We accrue for estimated warranty costs at the time of shipment. We estimate warranty accruals by analyzing the timing, cost and amount of returned product. We evaluate assumptions and historical warranty experience on at least a quarterly basis to determine the continued appropriateness of such assumptions.

Bonus Accrual

For the 2012 bonus plan, the Compensation Committee authorized an amount of up to 100% of salary and wages for non sales employees to be awarded from the pool based on the weighted average achievement measured against certain objectives. As various targets were met, we incurred $4.5 million in bonus compensation for the year ended December 31, 2012.

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

We file income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. Due to net operating losses incurred, our income tax returns from inception to date are subject to examination by taxing authorities. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2012, we had no interest or penalties accrued for uncertain tax positions.

Short-Term Marketable Securities

We have classified our short-term investments as “available-for-sale” and carry them at fair value with unrealized gains and losses, if any, reported as comprehensive loss. Realized gains and losses are calculated on the specific identification method and recorded as interest income. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for the Presentation of Comprehensive Income. The issuance of the guidance is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance supersedes the presentation options in previous guidance and facilitates convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”) by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011. The retrospective application had only a presentation impact on our consolidated financial statements for the twelve months ended December 31, 2012.

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

The information required is set forth under “Report of Independent Registered Public Accounting Firm,” “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Loss,” “Consolidated Statements of Stockholders’ Equity (Deficit),” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” on pages F-2 to F-31 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and timely communicated to management, including our Chief Executive Officer and Chief Financial Officer, recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures. Based on their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 for this purpose.

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

Our management, with the participation of the Chief Executive and Chief Financial Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP an independent Public Registered Accounting firm, as stated in their report which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DexCom, Inc.

We have audited DexCom, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). DexCom, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DexCom, Inc. maintained in all material respects effective internal control over financial reporting as of December 31, 2012 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DexCom, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012 of DexCom, Inc. and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 21, 2013

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

1.	Financial Statements. The financial statements in Part II, Item 8 of this Annual Report are incorporated by reference.

2.	Financial Statement Schedules.

For the three fiscal years ended December 31, 2012—Schedule II Valuation and Qualifying Accounts, the financial statements in Part II, Item 8 of this Annual Report are incorporated by reference.

Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3.	Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing

3.01	Registrant’s Restated Certificate of Incorporation.	S-1/A	333-122454	March 3, 2005	3.03

3.02	Registrant’s Amended and Restated Bylaws.	8-K	000-51222	March 23, 2011	99.01

4.01	Form of Specimen Certificate for Registrant’s common stock.	S-1/A	333-122454	March 24, 2005	4.01

4.02	Second Amended and Restated Investors’ Rights Agreement, dated December 30, 2004.	S-1	333-122454	February 1, 2005	4.02

4.03	Form of Rights Agreement, between DexCom, Inc. and American Stock Transfer & Trust Company, including the Certificate of Designations of Series A Junior Participating Preferred Stock, Summary of Stock Purchase Rights and Forms of Right Certificate attached thereto as Exhibit A, B and C, respectively.	S-1/A	000-51222	March 24, 2005	4.03

10.01	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.	S-1	333-122454	February 1, 2005	10.01

10.02	1999 Stock Option Plan and related agreements.*	S-1	333-122454	February 1, 2005	10.02

10.03	2005 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreements.*	S-1/A	000-51222	March 24, 2005	10.03

10.04	2005 Employee Stock Purchase Plan and form of subscription agreement.*	S-1/A	000-51222	March 24, 2005	10.04

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing

10.05	Agreement Regarding Terms of Sale dated May 23, 2003 between AMI Semiconductor, Inc. and DexCom, Inc.**	S-1/A	333-122454	April 5, 2005	10.10

10.06	Offer letter between DexCom, Inc. and Jorge Valdes dated October 16, 2005.*	10-K	000-51222	February 27, 2006	10.14

10.07	Office Lease Agreement, dated March 31, 2006, between DexCom, Inc. and Kilroy Realty, L.P.	8-K	000-51222	April 7, 2006	99.01

10.08	Offer letter between DexCom, Inc. and Steven R. Pacelli dated April 10, 2006.*	8-K	000-51222	April 13, 2006	99.01

10.09	Collaboration Agreement, dated November 10, 2008 between DexCom, Inc. and Edwards Lifesciences LLC.**	8-K/A	000-51222	January 28, 2009	10.1

10.10	Amended and Restated Joint Development Agreement, dated January 12, 2009, between DexCom, Inc. and Animas Corporation.**	8-K/A	000-51222	January 28, 2009	10.1

10.11	OUS Commercialization Agreement, dated January 12, 2009, between DexCom, Inc. and Animas Corporation.**	8-K/A	000-51222	January 28, 2009	10.2

10.12	Form of Amended and Restated Executive Change of Control & Severance Agreement.*	10-K	000-51222	March 5, 2009	10.20

10.13	Amended and Restated Offer Letter Agreement dated December 19, 2008 between DexCom, Inc. and Terrance H. Gregg.*	10-K	000-51222	March 5, 2009	10.21

10.14	Letter Agreement, between Edwards Lifesciences LLC and DexCom, Inc., dated May 5, 2009.	10-Q	000-51222	August 3, 2009	10.22

10.15	Non-Exclusive Distribution Agreement, between RGH Enterprises, Inc. and DexCom, Inc., dated April 30, 2008.**	10-Q	000-51222	August 3, 2009	10.23

10.16	Letter of Amendment of the Amended and Restated Joint Development Agreement, between Animas Corporation and DexCom, Inc., dated July 30, 2009.**	10-Q	000-51222	November 4, 2009	10.24

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing

10.17	Amendment No. 1 to the Commercialization Agreements, between Animas Corporation and DexCom, Inc., dated July 30, 2009.**	10-Q	000-51222	November 4, 2009	10.25

10.18	Amended and Restated Development, Manufacturing, Licensing and Supply Agreement, between DSM PTG, Inc. and DexCom, Inc., dated February 19, 2010.**	10-K	000-51222	March 9, 2010	10.25

10.19	Form of Restricted Stock Unit Award Agreement.	10-Q	000-51222	May 5, 2010	10.26

10.20	First Amendment to Office Lease between DexCom, Inc. and Kilroy Realty, L.P., dated August 18, 2010.	10-Q	000-51222	November 4, 2010	10.27

10.21	2005 Equity Incentive Plan, as amended.*	10-Q	000-51222	May 3, 2011	10.25

10.22	Amendment Number One to Non-Exclusive Distribution Agreement, between RGH Enterprises, Inc. and DexCom, Inc., dated March 29, 2011.**	10-Q/A	000-51222	July 1, 2011	10.26

10.23	Amendment No. 2 to the OUS Commercialization Agreement, between Animas Corporation and DexCom, Inc., dated June 7, 2011.**	10-Q	000-51222	August 3, 2011	10.27

10.24	Offer letter between DexCom, Inc. and Kevin Sayer dated May 3, 2011.*	10-Q	000-51222	August 3, 2011	10.28

10.25	Research and Development Agreement, between Roche Diagnostics Operations, Inc. and DexCom, Inc. dated November 1, 2011.**	10-K	000-51222	February 23, 2012	10.26

10.26	Loan and Security Agreement by and among Silicon Valley Bank, Oxford Finance LLC, DexCom, Inc. and SweetSpot Diabetes Care, Inc. dated November 1, 2012.					X

21.01	List of Subsidiaries.					X

23.01	Consent of Independent Registered Public Accounting Firm.					X

24.01	Power of Attorney. (See page 72 of this Form 10-K).					X

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensatory plan.
**	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and were filed separately with the Securities and Exchange Commission.
***	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that DexCom specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXCOM, INC. (Registrant)

Dated: February 21, 2013	By:	/S/ JESS ROPER
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

Signature	Title	Date

/S/ TERRANCE GREGG Terrance Gregg	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2013

/S/ KEVIN SAYER Kevin Sayer	President, Chief Operating Officer and Director	February 21, 2013

/S/ JESS ROPER Jess Roper	Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2013

/S/ JONATHAN LORD Jonathan Lord, M.D.	Chairman of the Board of Directors	February 21, 2013

/S/ NICHOLAS AUGUSTINOS Nicholas Augustinos	Director	February 21, 2013

/S/ MARTIN DOORDAN Martin Doordan	Director	February 21, 2013

/S/ BARBARA KAHN Barbara Kahn	Director	February 21, 2013

/S/ JAY SKYLER Jay Skyler, M.D.	Director	February 21, 2013

/S/ ERIC TOPOL Eric Topol, M.D.	Director	February 21, 2013

DEXCOM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DexCom, Inc.

We have audited the accompanying consolidated balance sheets of DexCom, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DexCom, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DexCom, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 21, 2013

DEXCOM, INC.

CONSOLIDATED BALANCE SHEETS

(In millions—except par value data)

	As of December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$8.1	$2.6
Short-term marketable securities, available-for-sale	40.6	79.4
Accounts receivable, net	19.5	12.5
Inventory	7.4	8.2
Prepaid and other current assets	2.0	1.8

Total current assets	77.6	104.5
Property and equipment, net	18.9	15.0
Restricted cash	1.0	0.9
Intangible assets, net	4.2	0.0
Goodwill	3.2	0.0
Other assets	1.1	0.1

Total assets	$106.0	$120.5

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$8.7	$6.3
Accrued payroll and related expenses	9.2	6.8
Current portion of long-term debt	0.2	0.0
Current portion of deferred revenue	1.4	1.6

Total current liabilities	19.5	14.7
Other liabilities	2.1	1.0
Long-term portion of deferred revenue	0.6	0.3
Long-term debt, net of current portion	6.8	0.0

Total liabilities	29.0	16.0
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 5.0 shares authorized; no shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively.	0.0	0.0
Common stock, $0.001 par value per share, 100.0 authorized; 69.7 and 69.5 shares issued and outstanding, respectively, at December 31, 2012, and 67.8 and 67.5 shares issued and outstanding, respectively, at December 31, 2011	0.1	0.1
Additional paid-in capital	522.6	495.6
Accumulated other comprehensive loss	(0.1)	(0.1)
Accumulated deficit	(445.6)	(391.1)

Total stockholders’ equity	77.0	104.5

Total liabilities and stockholders’ equity	$106.0	$120.5

See accompanying notes.

DEXCOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions—except per share data)

	Years Ended December 31,
	2012	2011	2010
Product revenue	$93.0	$65.9	$40.2
Development grant and other revenue	6.9	10.4	8.4

Total revenue	99.9	76.3	48.6
Product cost of sales	48.3	36.6	26.1
Development and other cost of sales	5.0	3.8	4.1

Total cost of sales	53.3	40.4	30.2

Gross profit	46.6	35.9	18.4
Operating expenses
Research and development	39.5	30.8	23.2
Selling, general and administrative	62.8	49.9	40.5

Total operating expenses	102.3	80.7	63.7

Operating loss	(55.7)	(44.8)	(45.3)
Interest and other income	0.1	0.1	0.1
Interest expense	(0.2)	0.0	(1.5)
Loss on debt extinguishment upon conversion of convertible debt	0.0	0.0	(8.5)

Loss before income taxes	(55.8)	(44.7)	(55.2)
Income tax expense (benefit)	(1.3)	0.0	0.0

Net loss	$(54.5)	$(44.7)	$(55.2)

Basic and diluted net loss per share attributable to common stockholders	$(0.79)	$(0.68)	$(0.97)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	68.7	65.6	56.9

See accompanying notes.

DEXCOM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

	Years Ended December 31,
	2012	2011	2010
Net loss	$(54.5)	$(44.7)	$(55.2)
Unrealized gain (loss) on short-term available-for-sale marketable securities, net of tax	0.0	0.0	0.0
Foreign currency translation gain (loss), net of tax	0.0	(0.1)	0.0

Comprehensive loss	$(54.5)	$(44.8)	$(55.2)

See accompanying notes.

DEXCOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In millions—except per share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Balance at December 31, 2009	46.1	$0.1	$272.7	$0.0	$(291.2)	$(18.4)
Issuance of stock in follow-on offering in January 2010 at $8.30 per share for cash, net of offering costs of $0.4	4.0	0.0	33.0	0.0	0.0	33.0
Issuance of stock in follow-on offering in November 2010 at $10.13 per share for cash, net of offering costs of $0.2	3.3	0.0	33.0	0.0	0.0	33.0
Issuance of stock upon conversion of convertible debt	7.9	0.0	54.6	0.0	0.0	54.6
Issuance of common stock under equity incentive plans	0.6	0.0	3.7	0.0	0.0	3.7
Issuance of common stock for Employee Stock Purchase Plan	0.2	0.0	0.9	0.0	0.0	0.9
Share-based compensation for employee stock options and award grants	0.0	0.0	9.5	0.0	0.0	9.5
Net loss	0.0	0.0	0.0	0.0	(55.2)	(55.2)
Other comprehensive loss	0.0	0.0	0.0	(0.1)	0.0	(0.1)

Balance at December 31, 2010	62.1	0.1	407.4	(0.1)	(346.4)	61.0
Issuance of stock in follow-on offering in May 2011 at $15.19 per share for cash, net of offering costs of $0.2	4.7	0.0	71.2	0.0	0.0	71.2
Issuance of common stock under equity incentive plans	0.6	0.0	2.2	0.0	0.0	2.2
Issuance of common stock for Employee Stock Purchase Plan	0.1	0.0	1.3	0.0	0.0	1.3
Share-based compensation for employee stock options and award grants	0.0	0.0	13.5	0.0	0.0	13.5
Net loss	0.0	0.0	0.0	0.0	(44.7)	(44.7)
Other comprehensive loss	0.0	0.0	0.0	0.0	0.0	0.0

Balance at December 31, 2011	67.5	0.1	495.6	(0.1)	(391.1)	104.5
Issuance of common stock under equity incentive plans	1.3	0.0	2.1	0.0	0.0	2.1
Issuance of common stock for Employee Stock Purchase Plan	0.2	0.0	1.5	0.0	0.0	1.5
Issuance of common stock for SweetSpot acquisition and milestone	0.5	0.0	5.0	0.0	0.0	5.0
Share-based compensation for employee stock options and award grants	0.0	0.0	18.4	0.0	0.0	18.4
Net loss	0.0	0.0	0.0	0.0	(54.5)	(54.5)
Other comprehensive loss	0.0	0.0	0.0	0.0	0.0	0.0

Balance at December 31, 2012	69.5	$0.1	$522.6	$(0.1)	$(445.6)	$77.0

See accompanying notes.

DEXCOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2012	2011	2010
Operating activities
Net loss	$(54.5)	$(44.7)	$(55.2)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	6.6	3.8	2.4
Share-based compensation	18.4	13.5	9.4
Accretion and amortization related to investments, net	0.8	0.9	0.7
Accretion of non-cash interest expense related to convertible notes	0.0	0.0	1.1
Loss on debt extinguishment upon conversion of convertible debt	0.0	0.0	8.5
Amortization of debt issuance costs	0.1	0.0	0.0
Release of valuation allowance against deferred tax assets	(1.3)	0.0	0.0
Change in fair value of contingent consideration	0.7	0.0	0.0
Loss on disposal of equipment	0.0	0.0	0.1
Changes in operating assets and liabilities:
Accounts receivable	(7.0)	(5.9)	(3.2)
Inventory	0.7	(0.1)	(5.4)
Prepaid and other assets	(0.8)	1.2	1.3
Restricted cash	(0.1)	0.8	0.7
Accounts payable and accrued liabilities	0.3	1.0	(0.4)
Accrued payroll and related expenses	2.4	1.1	1.3
Deferred revenue	0.1	(1.6)	(4.2)
Deferred rent and other liabilities	0.5	(0.1)	0.2

Net cash used in operating activities	(33.1)	(30.1)	(42.7)
Investing activities
Purchase of available-for-sale marketable securities	(66.4)	(102.7)	(73.4)
Proceeds from the maturity of available-for-sale marketable securities	104.3	64.3	54.7
Purchase of property and equipment	(9.5)	(8.0)	(6.9)

Net cash provided by (used in) investing activities	28.4	(46.4)	(25.6)
Financing activities
Net proceeds from issuance of common stock	3.6	74.7	70.5
Net proceeds from issuance of long-term debt	6.6	0.0	0.0
Repayment of equipment loan	0.0	(0.5)	(0.9)

Net cash provided by financing activities	10.2	74.2	69.6

Effect of exchange rate changes on cash and cash equivalents	0.0	0.0	0.0

Increase (decrease) in cash and cash equivalents	5.5	(2.3)	1.3
Cash and cash equivalents, beginning of year	2.6	4.9	3.6

Cash and cash equivalents, ending of year	$8.1	$2.6	$4.9

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$0.0	$0.0	$0.4

Non-cash investing and financing transactions:
Conversion of convertible notes to common stock	$0.0	$0.0	$46.3

See accompanying notes.

DEXCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

1. Organization and Summary of Significant Accounting Policies

Organization and Business

DexCom, Inc. is a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for ambulatory use by people with diabetes and by healthcare providers in the hospital for the treatment of patients with and without diabetes. Unless the context requires otherwise, the terms “we,” “us,” “our,” the “company,” or “DexCom” refer to DexCom, Inc. and its subsidiaries.

Basis of Presentation

We have incurred operating losses since our inception and have an accumulated deficit of $445.6 million at December 31, 2012. As of December 31, 2012, we had available cash, cash equivalents and short-term investments totaling $48.7 million, excluding $1.0 million of restricted cash, and we had working capital of $58.1 million. Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned increases in compensation related expenses or other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources will be sufficient to fund our operations through at least December 31, 2013.

Principles of Consolidation

The consolidated financial statements include the accounts of DexCom and our wholly owned subsidiaries, as listed in exhibit 21.01. All significant intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting

An operating segment is identified as a component of a business that has discrete financial information available, and one that the chief operating decision maker must decide the level of resource allocation directed to the segment. In addition, the guidance for segment reporting indicates certain quantitative thresholds. The operations of SweetSpot, our subsidiary, are currently not material in regards to segment reporting, but may become material in the future. We currently consider our operations to be, and manage our business as, one operating segment.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include excess or obsolete inventories, valuation of inventory, warranty accruals, employee bonus, clinical study expenses, allowances for returned product, allowance for bad debt, deferral period for recognizing revenue on future performance obligations, accounting for the SweetSpot acquisition including contingent consideration, and share-based compensation expense. Excess and obsolete inventories are estimated by identifying the amount of on hand and on order materials compared to expected future sales, taking into account clinical trial and development usage along with new product introductions. Employee bonus estimates are based, in part, on the 2012 bonus plan’s authorized target bonus amounts to be awarded from the bonus pool based on the weighted average achievement of certain objectives. Clinical trial expenses are accrued based on estimates of progress under related contracts and include initial set up costs as well as ongoing monitoring over multiple sites in the U.S. and abroad. An allowance for refunds for returned products is determined by analyzing the timing and amounts of past refund activity and considering the impact of newly introduced products.

Cash and Cash Equivalents

We invest our excess cash in bank deposits, money market accounts, and debt securities. We consider all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents.

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

Letters of Credit

At December 31, 2012 and 2011, we had irrevocable letters of credit outstanding with a commercial bank for approximately $0.7 million and $0.7 million, respectively, securing our facility leases. The letters of credit are secured by cash equivalents and an equal amount of restricted cash has been separately disclosed in the accompanying consolidated balance sheets.

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

	December 31,
	2012	2011
Customer A	20%	20%
Customer B	12%	10%
Customer C	3%	10%

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

Share-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including employee stock options, restricted stock, restricted stock units and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Share-based compensation expense recognized for the years ended December 31, 2012, 2011 and 2010 was $18.4 million, $13.5 million and $9.4 million, respectively. As of December 31, 2012, there was $27.6 million of unrecognized compensation cost related to unvested options and restricted stock units that is expected to be recognized as a component of our operating expenses through 2016. We issued performance restricted stock units (the “Performance Awards”) in connection with our acquisition of SweetSpot. The performance targets for these Performance Awards are earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal years 2013 and 2014. We begin to recognize expense for the Performance Awards over the expected service period when it is probable that the EBITDA targets will be met. At December 31, 2012, we had $1.3 million of unrecognized share-based compensation related to the Performance Awards.

We estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods as share-based compensation expense using the straight-line single-option method in our consolidated statement of operations. As share-based compensation expense recognized in the consolidated statement of operations during fiscal 2012, 2011, and 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Revenue Recognition

We sell our durable systems and disposable units through a direct sales force in the United States and through distribution arrangements in the United States, Israel, New Zealand and in portions of Europe. Components are individually priced and can be purchased separately or together. We receive payment directly from customers who use our products, as well as from distributors, organizations and third-party payors. Our durable system includes a reusable transmitter, a receiver, a power cord, data management software and a USB cable. Disposable sensors for use with the durable system are sold separately in packages of four. The initial durable system price is not dependent upon the purchase of any amount of disposable sensors.

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

We provide a “30-day money back guarantee” program whereby customers who purchase a durable system and a package of four disposable sensors may return the durable system for any reason within thirty days of purchase and receive a full refund of their purchase price. We maintained a reserve balance of $29,000 and $32,000 relating to this program at December 31, 2012 and 2011, respectively. We accrue for estimated returns, refunds and rebates by reducing revenues and establishing a liability account at the time of shipment based on historical experience.

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

We shipped product directly to certain distributors’ customers and recognized $15.9 million, $14.5 million and $12.8 million in revenue, which represents 16%, 19% and 26% of our total revenues for the twelve months ended December 31, 2012, 2011 and 2010, respectively. With respect to other distributors which stock inventory of our product and fulfill orders from their inventory, we shipped product to these distributors and recognized $30.7 million, $17.7 million and $4.7 million in revenue from these arrangements, which represents 31%, 23% and 10% of our total revenues for the twelve months ended December 31, 2012, 2011 and 2010, respectively. We monitor shipments to, and on-hand inventory levels of, these distributors, and at December 31, 2012 these distributors had limited amounts of our product in their inventory.

One of our distributors, Edgepark, accounted for $14.8 million, $15.5 million and $9.6 million in revenue, which represents 15%, 20% and 20% of our total revenues for the twelve months ended December 31, 2012, 2011 and 2010, respectively.

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

We use judgment in estimating the value allocable to the deliverables in an agreement based on our estimate of the fair value or relative selling price attributable to the related deliverables. Arrangement consideration is typically recognized as product revenue or development grant and other revenue. For arrangements that are accounted for as a single unit of accounting, total payments under the arrangement are recognized as revenue on a straight-line basis over the period we expect to complete our performance obligations. We review the estimated period of our performance obligations on a periodic basis and update the recognition period as appropriate. The cumulative amount of revenue earned is limited to the cumulative amount of payments received as of the period ending date.

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

Foreign Currency

The consolidated financial statements of our non-U.S. subsidiary, whose functional currency is the Swedish Krona, are translated into U.S. dollars for financial reporting purposes. Assets and liabilities are translated at period-end exchange rates, and expense transactions are translated at average exchange rates for the period. Cumulative translation adjustments are recognized as part of comprehensive income and are included in accumulated other comprehensive income in the consolidated balance sheet. Gains and losses on transactions denominated in other than the functional currency are reflected in operations. Operations in foreign currencies were not material for each of years ended December 31, 2012, 2011 and 2010.

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

Inventory

Inventory is valued at the lower of cost or market value. We make adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolete and potential scrapped inventories. Factors influencing these adjustments include inventories on hand and on order compared to estimated future usage and sales for existing and new products, as well as judgments regarding quality control testing data, and assumptions about the likelihood of scrap and obsolescence. Once written down the adjustments are considered permanent and are not reversed until the related inventory is sold or disposed. We utilize a standard cost system to track inventories on a part-by-part basis that approximates first in, first out. If necessary, adjustments are made to the standard materials, standard labor and standard overhead costs to approximate actual labor and actual overhead costs. We recorded charges of $2.5 million for the twelve months ended December 31, 2012 related to the excess and obsolescence of hardware due to the approval and launch of our next generation system.

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

We file income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. Due to net operating losses incurred, our income tax returns from inception to date are subject to examination by taxing authorities. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2012, we had no interest or penalties accrued for uncertain tax positions.

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

We obtain the fair value of our Level 2 financial instruments, which are not in active markets, from a primary professional pricing source using quoted market prices for identical or comparable instruments, rather than direct observations of quoted prices in active markets. Fair value obtained from this professional pricing source can also be based on pricing models whereby all significant inputs, including maturity dates, issue dates, settlement date, benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers or other market related data, are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset.

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

The following table represents our fair value hierarchy for our financial assets (cash equivalents and marketable securities) and liabilities measured at fair value on a recurring basis as of December 31, 2012 (in millions):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Marketable securities, available for sale
U.S. government agencies	0.0	$31.8	0.0	$31.8
Commercial paper	0.0	$0.8	0.0	$0.8
Corporate debt	0.0	$8.0	0.0	$8.0

Total marketable securities, available for sale	0.0	$40.6	0.0	$40.6
Restricted cash	$1.0	0.0	0.0	$1.0
Contingent consideration	0.0	0.0	$1.7	$1.7

The following table represents our fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of December 31, 2011 (in millions):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Marketable securities, available for sale
U.S. government agencies	0.0	$61.9	0.0	$61.9
Commercial paper	0.0	$7.5	0.0	$7.5
Corporate debt	0.0	$10.0	0.0	$10.0

Total marketable securities, available for sale	0.0	$79.4	0.0	$79.4
Restricted cash	$0.9	0.0	0.0	$0.9

The book values of cash equivalents, short-term marketable securities, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

Contingent Consideration Liability

In connection with the acquisition of SweetSpot, at the closing of the acquisition, we agreed to issue up to an additional 357,176 shares of our common stock upon the achievement of certain specified milestones, which are classified as contingent consideration. The fair value of the contingent consideration at the closing of $2.2 million was determined using a probability-weighted discounted cash flow model, the significant inputs of which are not observable in the market. The key assumptions in applying this approach were the interest rate and the probabilities and timing assigned to the milestones being achieved. During the twelve months ended December 31, 2012, approximately $1.1 million related to the contingent consideration was earned and paid through the issuance of 89,296 shares of our common stock, with up to 267,880 shares of our common stock that may still be issued upon the achievement of remaining performance milestones. Changes in fair value are recorded in the statement of operations as research and development expense since the milestones are related to development activities.

The following table sets forth the change in the estimated fair value for the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3) (in millions):

Year Ended December 31, 2012
Fair value measurement at the beginning of period	$0.0
Contingent consideration recorded upon acquisition	2.2
Changes in fair value measurement included in operating expenses	0.6
Contingent consideration settled	(1.1)

Fair value measurement at end of period	$1.7

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for the Presentation of Comprehensive Income. The issuance of the guidance is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance supersedes the presentation options in previous guidance and facilitates convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”) by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011. The retrospective application had only a presentation impact on our consolidated financial statements for the twelve months ended December 31, 2012.

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

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in millions):

	December 31,
	2012	2011	2010
Options outstanding to purchase common stock	7.4	7.8	8.4
Unvested restricted stock units	3.0	1.9	0.5

Total	10.4	9.7	8.9

3. Financial Statement Details (in millions)

Short-Term Marketable Securities, Available for Sale

As of December 31, 2012, we had no investments that were in significant unrealized loss position. Short-term investment securities, consisting solely of debt securities with contractual maturities of less than one year, were as follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$31.8	$0.0	$0.0	$31.8
Commercial paper	0.8	0.0	0.0	0.8
Corporate debt	8.0	0.0	0.0	8.0

Total	$40.6	$0.0	$0.0	$40.6

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$61.9	$0.0	$0.0	$61.9
Commercial paper	7.5	0.0	0.0	7.5
Corporate debt	10.0	0.0	0.0	10.0

Total	$79.4	$0.0	$0.0	$79.4

Accounts Receivable

	December 31,
	2012	2011
Accounts receivable	$20.7	$13.2
Less allowance for doubtful accounts, sales returns and discounts	(1.2)	(0.7)

Total	$19.5	$12.5

Inventory

	December 31,
	2012	2011
Raw materials	$2.5	$4.6
Work in process	0.4	0.6
Finished goods	4.5	3.0

Total	$7.4	$8.2

Property and Equipment

	December 31,
	2012	2011
Furniture and fixtures	$2.5	$2.4
Computer equipment	12.0	9.2
Machinery and equipment	16.2	12.9
Leasehold improvements	9.3	7.0

Total	40.0	31.5
Accumulated depreciation and amortization	(21.1)	(16.5)

Property and equipment, net	$18.9	$15.0

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2012, 2011, and 2010 was $6.1 million, $3.8 million, and $2.4 million, respectively.

Goodwill and Intangible Assets

Goodwill and intangible assets as of December 31, 2012 consisted of the following (in millions, except months):

	Weighted-Average Amortization Period (in months)	Gross Amount	Accumulated Amortization	Intangible Assets, net
Intangible assets subject to amortization
Developed technology	109	$3.2	$(0.3)	$2.9
Customer-related intangible	70	0.6	(0.1)	0.5
Covenants not-to-compete	70	0.6	(0.1)	0.5

Total		$4.4	$(0.5)	$3.9

Intangible assets not subject to amortization
In-process research and development				0.2
Trademarks and trade names				0.1
Goodwill				3.2

Total				$3.5

Total expense related to amortization of intangible assets was $0.5 million for the year ended December 31, 2012, compared to none for each of the same periods in 2011 and 2010.

The following table sets forth the total future amortization expense related to intangible assets subject to amortization as of December 31, 2012:

Fiscal Year Ending
2013	$0.6
2014	0.6
2015	0.6
2016	0.5
2017	0.5
Thereafter through 2021	1.1

Total	$3.9

Accounts Payable and Accrued Liabilities

	December 31,
	2012	2011
Accounts payable trade	$3.9	$2.8
Accrued tax, audit, and legal fees	0.7	0.7
Clinical trials	0.1	0.2
Accrued other including warranty	2.8	2.6
Acquisition-related liabilities	1.2	0.0

Total	$8.7	$6.3

Accrued Payroll and Related Expenses

	December 31,
	2012	2011
Accrued paid time off	$2.3	$1.9
Accrued wages, bonus and taxes	6.1	4.3
Other accrued employee benefits	0.8	0.6

Total	$9.2	$6.8

Accrued Warranty

	Year Ended December 31,
	2012	2011
Beginning balance	$0.3	$0.4
Charges to costs and expenses	1.9	1.8
Costs incurred	(1.9)	(1.9)

Ending balance	$0.3	$0.3

4. Commitments and contingencies

Convertible Senior Notes

In March 2007, we issued $60.0 million aggregate principal amount of Convertible Senior Notes due 2027 (the “Notes”) in a private offering. The Notes were converted into shares of common stock based on an initial conversion rate of 128.2051 shares of common stock per $1,000 principal amount of Notes, which was equivalent to an initial conversion price of approximately $7.80 per share. During 2010, we completed exchanges with all holders of our Notes, under which we issued an aggregate of approximately 7.9 million shares of our common stock, par value $0.001 per share, in exchange for $60.0 million in aggregate principal amount of the Notes. We incurred a loss on the extinguishment of the Notes in the amount of $8.5 million for the twelve months ended December 31, 2010, which includes the difference between the carrying value and the fair value of the Notes on the conversion date, other consideration given to note holders to induce early conversion and transaction costs incurred with third parties, other than the investors, to settle the conversion of the Notes. No Convertible Senior Notes remain outstanding.

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

Long-Term Debt

In November 2012, we entered into a loan and security agreement (the “Loan Agreement”) that provides for (i) a $15 million revolving line of credit and (ii) a total term loan up to $20 million, in both cases, to be used for general corporate purposes. The borrowings under the Loan Agreement are collateralized by a first priority security interest in substantially all of our assets with a negative pledge on our intellectual property.

The revolving line of credit is an interest-only financing that bears an interest rate equal to the prime rate plus 0.5% and requires repayment of principal at the maturity date of November 2015. Available funds, up to the borrowing base of 80% of eligible accounts receivables, under the revolving line of credit can be drawn at any time, and repaid funds can be redrawn. No amounts have been drawn against the revolving line of credit.

Per the Loan Agreement, $7 million was advanced under the term loan at the funding date, excluding issuance costs and fees withheld, and up to $13 million in additional funds will be available upon our request from June 1, 2013 to September 30, 2013. The term loan bears a fixed interest rate equal to the three-year treasury rate at the time of advance plus 6.94% and requires payment of interest only for the first year and amortized payments of interest and principal thereafter through the maturity date of November 2016.

The aggregate debt issuance costs and fees incurred with respect to the issuance of the Loan Agreement was $1.1 million. These costs have been capitalized as debt issuance costs on our consolidated balance sheet as other assets. Fees related to the revolving line of credit are being amortized through the maturity date of November 2015. Issuance costs and fees related to the term loan are being amortized through the maturity date of November 2016. As of December 31, 2012, the remaining unamortized issuance costs and fees totaled $1.0 million. Principal repayment obligations under the Loan Agreement as of December 31, 2012 were as follows (in millions):

Fiscal Year Ending
2013	$0.2
2014	2.2
2015	2.3
2016	2.3

Total	$7.0

Leases

In April 2006, we entered into an office lease agreement for facilities located in San Diego, California. In August 2010, we entered into a First Amendment to Office Lease (the “Lease Amendment”) with respect to facilities in the buildings at 6340 Sequence Drive and 6310 Sequence Drive, each in San Diego, California (the “Buildings”). Under the Lease Amendment, we have leased additional space in the Buildings. The lease term for the Buildings extends through November 2016 and we have an option to renew the lease upon the expiration of the initial term for an additional five years. These facility leases have annual rental increases ranging from approximately 2.5% to 4.0%. The difference between the straight-line expense over the term of the lease and actual amounts paid are recorded as deferred rent. In September 2008, our subsidiary in Sweden entered into a three year lease for a small shared office space, which was renewed for a three-year term and has a quarterly adjustment clause for rent to increase or decrease in proportion to changes in consumer prices. In July 2012, our subsidiary SweetSpot entered into a five year lease for a small office space in a multi-tenant commercial building. Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances, under all lease agreements as of December 31, 2012 were as follows (in millions):

Fiscal Year Ending
2013	$2.6
2014	2.7
2015	2.7
2016	2.6
2017	0.0

Total	$10.6

Rent expense for the years ended December 31, 2012, 2011, and 2010 was $2.5 million, $2.6 million, and $2.1 million, respectively.

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

In addition, since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed 38 reexamination requests seeking to invalidate 31 of our patents. Seven of the 38 reexamination requests are in various stages at the Patent Office, and 30 have been issued a Certificate of Reexamination. We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid. Additionally, Abbott has filed an Opposition against four of our European patents.

Although it is our position that Abbott’s assertions of infringement have no merit, and that the potential interference and reexamination requests have no merit, neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation, potential interference or reexamination requests can be assessed, and as of December 31, 2012, no amounts have been accrued.

Purchase Commitments

We are party to various purchase arrangements related to components used in production and research and development activities. As of December 31, 2012, we had purchase commitments with vendors totaling $12.6 million due within one year. There are no material purchase commitments due beyond one year.

5. Development Agreements

Animas Corporation

On January 10, 2008, we entered into a joint development agreement with Animas, as amended on January 12, 2009, July 30, 2009 and June 7, 2011 (as amended, the “Animas Agreement”), to integrate our continuous glucose monitoring technology into Animas insulin pumps. Under the terms of the Animas Agreement, Animas contributed $1.1 million between 2008 and 2011 to offset certain development, clinical and regulatory expenses, and we are not entitled to receive any further consideration for development under the Animas Agreement. The Animas Agreement is non-exclusive in the United States, but exclusive outside the United States and does not impact either party’s existing third-party development agreements. We did not recognize any development grant and other revenue for the twelve months ended December 31 2012, compared to $0.1 million and $0.2 million for the same periods in 2011 and 2010, respectively. Pursuant to the Animas Agreement, we also collaborated with Animas to develop a modified version of our transmitter to support a single, global CGM-enabled insulin pump launch by Animas. We received a one-time $1.0 million milestone payment upon the achievement of performance qualification of a manufacturing line for the modified transmitter, which was earned in December 2010. We also received an additional one-time $4.0 million milestone payment upon the first regulatory body approval outside the United States for the new system, which was earned in May 2011, and we are not entitled to receive any further milestone payments under the Animas Agreement.

Edwards Lifesciences LLC

On November 10, 2008, and as amended on May 5, 2009, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Edwards. Pursuant to the Collaboration Agreement, we and Edwards agreed to develop jointly and to market an in-hospital automatic blood glucose monitoring system. Under the terms of the Collaboration Agreement, as amended, Edwards paid us an upfront fee of $13.0 million in November 2008. In addition, we received $10.0 million, in total, for product development during 2009 and 2010, and we are not entitled to receive any further consideration for development under the Collaboration Agreement. We will also receive either a profit-sharing payment of up to 10% on the product’s gross profits, or a royalty of up to 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license under our intellectual property to the critical care sector in the hospital market. Edwards will be responsible for global sales and marketing, and we will initially be responsible for manufacturing. We recorded $1.4 million in development grant and other revenue related to consideration previously received under the Collaboration Agreement for development efforts for the twelve months ended December 31, 2012, compared to $2.1 million and $6.9 million for the same periods in 2011 and 2010, respectively.

Each of the milestones related to the Collaboration Agreement is considered to be substantive under the terms of the Collaboration Agreement and, at the outset of the agreement, we were entitled to receive up to $12.0 million in milestones related to regulatory approvals and manufacturing readiness, subject to reductions based on the timing of the receipt of approvals. However, we may not receive all or any of such milestones based on regulatory and joint development delays. We did not recognize any revenue for milestones related to the Collaboration Agreement for the twelve months ended December 31, 2012, 2011 and 2010.

Roche Diagnostics Operations, Inc.

On November 1, 2011, we entered into a non-exclusive Research and Development Agreement (the “Roche Agreement”) with Roche Diagnostics Operations, Inc. (“Roche”) to integrate a future generation of our continuous glucose monitoring technology with Roche’s next generation Accu-Chek insulin delivery system in the United States. Under the terms of the Roche Agreement, we are entitled to receive up to $1.0 million to offset certain development, clinical and regulatory expenses. We also received an initial payment of $0.5 million as a result of the execution of the Roche Agreement, and we earned an additional $0.5 million in December 2012 upon agreement of a development and regulatory plan, which is not considered to be a substantive milestone and was not yet received by December 31, 2012. We are also entitled to receive up to an additional $2.0 million upon the achievement of certain milestones related to regulatory submissions and approvals as set forth in the Roche Agreement, which are considered to be substantive. We recognized $26,000 of revenue for milestones for the twelve months ended December 31, 2012, compared to none in the same period of 2011. We recorded $0.2 million in development grant and other revenue related to consideration previously received for development efforts for the twelve months ended December 31, 2012, compared to $31,000 for the same period in 2011.

Tandem Diabetes Care, Inc.

On February 1, 2012, we entered into a non-exclusive Development and Commercialization Agreement (the “Tandem Agreement”) with Tandem Diabetes Care, Inc. (“Tandem”) to integrate a future generation of our continuous glucose monitoring technology with Tandem’s t:slimTM insulin delivery system in the United States. Under the terms of the Tandem Agreement, we are entitled to receive up to $1.0 million to offset certain development, clinical and regulatory expenses. We received an initial payment of $1.0 million as a result of the execution of the Tandem Agreement. We are also entitled to receive up to an additional $2.0 million upon the achievement of certain milestones related to regulatory submissions and approvals as set forth in the Tandem Agreement. Each of the milestones related to the Tandem Agreement is considered to be substantive. We did not recognize any revenue for milestones for the twelve months ended December 31, 2012. We recorded $0.3 million in development grant and other revenue related to consideration previously received for development efforts for the twelve months ended December 31, 2012.

6. Business Combinations

On February 21, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire 100% of the common stock of SweetSpot. The merger was consummated on March 6, 2012 (the “Closing”). In accordance with the Merger Agreement, on the Closing, we issued 384,483 shares of our common stock having an aggregate value on the Closing of $3.9 million to the security holders of SweetSpot. The fair value of the contingent consideration at the Closing was determined to be $2.2 million using a probability-weighted discounted cash flow model with the key assumptions being the discount rate, the timing of expected achievement and the probability assigned to each milestone being achieved. During the twelve months ended December 31, 2012, approximately $1.1 million related to the contingent consideration was earned and paid through the issuance of 89,296 shares of our common stock. We may also issue up to 267,880 shares of our common stock in milestone payments contingent upon the achievement of certain other performance milestones. We incurred acquisition-related costs of $0.3 million for the twelve months ended December 31, 2012, which are recorded as general and administrative expense.

SweetSpot is a healthcare-focused information technology company with a platform for uploading and processing data from certain diabetes devices to advance the treatment of diabetes. SweetSpot specializes in turning raw output from certain diabetes devices into information for healthcare providers, individuals and researchers. Through our acquisition of SweetSpot, we have a software platform that enables our customers to aggregate and analyze data from certain diabetes devices and to share it with their healthcare providers.

The acquisition of SweetSpot has been recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations. The allocation of purchase price is based on our valuation of the fair value of tangible and intangible assets acquired and liabilities assumed as of the Closing.

The purchase price is as follows (in millions):

Market value of DexCom common stock issued on the Closing	$3.9
Fair value of contingent consideration	2.2

Total purchase price	$6.1

The following table summarizes the allocation of the purchase price.

	Estimated Fair Value (in millions)	Estimated Useful Life in Months
Net assumed liabilities	$(1.8)
Developed technology	3.2	109
In-process research and development	0.2	51
Trademarks and trade names	0.1
Customer-related intangible	0.6	70
Covenants not-to-compete	0.6	70
Goodwill	3.2

Total purchase price allocation	$6.1

Approximately $3.2 million of the purchase price was allocated to goodwill and $4.6 million was allocated to developed technology, in-process research and development (“IPR&D”), customer-related intangibles and covenants not-to-compete. Goodwill represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired. Goodwill and trademarks and trade names are not amortized, but are subject to review for impairment on at least an annual basis. Acquired developed technology represents the fair value assigned to technology assets that we acquired that have been completed at the date of acquisition. The acquired technology is capitalized as intangible assets and amortized over their estimated useful lives. Acquired IPR&D represents the fair value assigned to research and development assets that we acquired that have not been completed at the date of acquisition. The acquired IPR&D is capitalized as an intangible asset and tested for impairment at least annually until commercialization, after which time the IPR&D will be amortized over its estimated useful life. Acquired customer-related intangibles and covenant not-to-compete are capitalized as intangible assets and amortized over their estimated useful lives.

7. Stockholders’ Equity

Follow-on Stock Offering

In May 2011, we completed a follow-on public stock offering of 4,700,000 shares of our common stock for net proceeds of approximately $71.2 million.

8. Income Taxes

We have recorded a net tax benefit (expense) of $1.3 million and $(32,000) for the years ended December 31, 2012 and 2011, respectively. A tax benefit was recorded in 2012 related to the release of a portion of the valuation allowance against our deferred tax assets as a result of the merger with SweetSpot, partially offset by foreign income taxes. The tax expense in 2011 is primarily related to foreign income taxes.

At December 31, 2012, we had federal and state tax net operating loss carryforwards of approximately $331.2 million and $218.2 million, respectively. The federal and state tax loss carryforwards will begin to expire in 2019 and 2013, respectively, unless previously utilized. We also had federal and state research and development tax credit carryforwards of approximately $4.1 million and $7.9 million, respectively. The federal research and development tax credit will begin to expire in 2020, unless previously utilized.

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

Significant components of our deferred tax assets as of December 31, 2012 and 2011 are shown below (in millions). A valuation allowance of approximately $151.3 million has been established as of December 31, 2012 to offset the deferred tax assets, as realization of such assets is uncertain. As a result of the acquisition of SweetSpot, we recorded an income tax benefit of approximately $1.3 million related to a release of a portion of the valuation allowance against our deferred tax assets. We maintain a deferred tax liability related to indefinite lived intangible assets that is not netted against deferred tax assets, as reversal of the taxable temporary difference cannot serve as a source of income for realization of the deferred tax assets, because the deferred tax liability will not reverse until the asset is sold or written down due to impairment.

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$123.5	$106.5
Capitalized research and development expenses	8.1	10.5
Tax credits	5.5	5.0
Share-based compensation	10.1	9.8
Fixed and intangible assets	1.0	1.0
Other, net	4.5	1.9

Total gross deferred tax assets	152.7	134.7
Less: valuation allowance	(151.3)	(134.7)
Deferred tax liability related to acquired intangibles assets	(1.5)	0.0

Net deferred tax asset (liability)	(0.1)	0.0

We recognize windfall tax benefits associated with the exercise of share-based compensation directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. At December 31, 2012, deferred tax assets do not include $4.6 million of excess tax benefits from share-based compensation.

The reconciliation between our effective tax rate on income (loss) from continuing operations and the statutory rate is as follows:

	December 31,
	2012	2011	2010
Income taxes (benefit) at statutory rates	35.00%	35.00%	35.00%
State income tax, net of federal benefit	2.74%	2.16%	3.59%
Permanent items	(0.84)%	(0.41)%	(0.28)%
Research and development credits	1.43%	3.93%	2.51%
Stock and officers compensation	(3.01)%	(2.37)%	(2.39)%
Rate change	(2.13)%	0.29%	(0.13)%
Other	(1.15)%	(2.02)%	(0.36)%
Change in valuation allowance	(29.76)%	(36.65)%	(37.88)%

	2.28%	(0.07)%	0.06%

The following table summarizes the activity related to our gross unrecognized tax benefits (in millions):

Balance at January 1, 2010	$2.9
Increases related to current year tax positions	0.7

Balance at December 31, 2010	3.6

Increases related to current year tax positions	0.8

Balance at December 31, 2011	4.4

Increases related to current year tax positions	0.5
Decreases due to statute of limitation expiration	(0.1)

Balance at December 31, 2012	$4.8

Due to the valuation allowance recorded against our deferred tax assets, none of the total unrecognized tax benefits as of December 31, 2012 would reduce our annual effective tax rate if recognized. Interest and penalties are classified as a component of income tax expense. Due to net operating losses incurred, tax years from 1999 to 2011 remain open to examination by the major taxing jurisdictions to which we are subject.

The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013. Included within this legislation was an extension of the research and development credit which had previously expired on December 31, 2011. This legislation retroactively reinstates and extends the credit from the previous expiration date through December 31, 2013. As the legislation was not enacted until after the close of the year ended December 31, 2012, the income tax impact of the retroactive reinstatement and extension will not be recognized until 2013. If the tax impact of the research and development credit was recognized, we do not anticipate any federal income tax benefit due to the existence of deferred tax assets offset by a valuation allowance.

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

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) permits our eligible employees to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 10% of the participant’s cash compensation subject to certain limitations, and the purchase price will not be less than 85% of the lower of the fair market value of the stock at either the beginning of the applicable “Offering Period” or the Purchase Date. Each Offering Period is 12 months, with new Offering Periods commencing every six months on the dates of February 1 and August 1 of each year. Each Offering Period consists of two (2) six month purchase periods (each a “Purchase Period”) during which payroll deductions of the participants are accumulated under the ESPP. The last business day of each Purchase Period is referred to as the “Purchase Date.” Purchase Dates are every six months on the dates of January 31 and July 31. Annually in January of each year, subject to Board discretion and certain limitations, shares reserved for the ESPP will automatically be increased by a number of shares equal to 1% of the total number of issued and outstanding shares of our common stock at the preceding year end. On January 29, 2010, July 30, 2010, January 31, 2011, July 29, 2011, January 31, 2012 and July 31, 2012 we issued 146,500, 60,909, 77,466, 54,408, 68,960 and 89,114, respectively, shares of common stock under the ESPP.

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

A summary of our stock option activity, and related information for the year ended December 31, 2012 is as follows (in millions except weighted-average exercise price and weighted-average remaining contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	7.8	$7.59
Exercised	(0.3)	5.50
Cancelled	(0.1)	11.49

Outstanding at December 31, 2012	7.4	$7.67	5.3	$45.5

Exercisable at December 31, 2012	7.1	$7.59	5.2	$44.4

The weighted average fair value of options granted was $6.49 per share for the year ended December 31, 2010. No options were granted in 2011 or 2012.

The total intrinsic value of options exercised as of the date of exercise and total fair value of options vested was as follows (in millions):

	Years Ended December 31,
	2012	2011	2010
Intrinsic value of options exercised	$2.7	$3.0	$2.6
Fair value of options vested	$3.7	$5.7	$6.7

We define in-the-money options at December 31, 2012 as options that had exercise prices that were lower than the $13.59 closing market price of our common stock at that date. The aggregate intrinsic value of options outstanding at December 31, 2012 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 7.0 million options that were in-the-money at that date. There were 6.8 million in-the-money options exercisable at December 31, 2012.

The following table sets forth a summary of our nonvested stock options and activity as of and for the year ended December 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
	(in millions)
Nonvested at December 31, 2011	1.3	$4.30
Vested	(0.9)	3.93
Forfeited	(0.1)	6.78

Nonvested at December 31, 2012	0.3	$5.52

Valuation and expense information

The following table summarizes share-based compensation expense related to employee stock options, restricted stock, restricted stock units and employee stock purchases for the years ended December 31, 2012, 2011 and 2010 were allocated as follows (in millions):

	Years Ended December 31,
	2012	2011	2010
Cost of sales	$2.1	$1.4	$0.7
Research and development	6.2	4.6	2.7
Selling, general and administrative	10.1	7.5	6.0

Share-based compensation expense included in operating expenses	$18.4	$13.5	$9.4

We estimated the fair value of each option grant and ESPP purchase rights on the date of grant using the Black-Scholes option pricing model with the below assumptions.

Options:

	Years Ended December 31,
	2012	2011	2010
Risk free interest rate	1.2%	1.5 – 2.5%	1.8 – 2.8%
Dividend yield	0%	0%	0%
Expected volatility of the Company’s stock	0.70	0.68 – 0.69	0.67 – 0.68
Expected life (in years)	6.1	6.1	6.1

ESPP:

	Years Ended December 31,
	2012	2011	2010
Risk free interest rate	0.11 – 0.19%	0.21 – 0.26%	0.35 – 0.38%
Dividend yield	0%	0%	0%
Expected volatility of the Company’s stock	0.39 – 0.70	0.31 – 0.49	0.32 – 0.45
Expected life (in years)	1	1	1

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

As share-based compensation expense recognized in the consolidated statement of operations for fiscal 2012, 2011 and 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Authoritative guidance for share-based payment requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Restricted Stock Awards and Restricted Stock Units (RSUs)

We have periodically granted unvested restricted common stock awards to certain employees. As of December 31, 2012, a total of 151,963 such shares had been granted. Vesting of all restricted common stock awards was subject to continued employment and we had the right to repurchase unvested restricted stock award shares at the original issuance price of $0.001 per share subject to certain terms and conditions.

RSU awards typically vest annually over one to four years, and vesting is subject to continued employment. The RSUs had a weighted-average grant date fair value of $10.58, $13.99 and $9.95 per share for the years ended December 31, 2012, 2011 and 2010, respectively. The total fair value of RSUs vested was $11.8 million and $2.9 million for the years ended December 31, 2012 and 2011, respectively.

The following table sets forth a summary of our RSU activity as of and for the year ended December 31, 2012 (in millions except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at December 31, 2011	1.9	$13.40
Granted	2.1	10.58
Vested	(0.9)	13.29
Forfeited	(0.1)	10.88

Nonvested at December 31, 2012	3.0	$11.60	$40.2

Reserved Shares

We have reserved shares of common stock for future issuance as follows (in millions):

	December 31,
	2012	2011
Stock options and awards under our plans:
Stock options granted and outstanding	7.4	7.8
Unvested RSUs	3.0	1.9
Reserved for future grant	0.5	0.4
Employee Stock Purchase Plan	2.1	1.6

Total	13.0	11.7

10. Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2012 and 2011 (in millions except per share data):

	For the Three Months Ended
	December 31	September 30	June 30	March 31
Year ended December 31, 2012
Revenues (a)	$33.3	$23.1	$23.5	$20.1
Gross profit (a)	17.5	8.4	11.2	9.4
Total operating costs	25.9	25.7	25.9	24.8
Net loss (a)	(8.5)	(17.3)	(14.7)	(14.1)
Basic and diluted net loss per share	$(0.12)	$(0.25)	$(0.21)	$(0.21)

Year ended December 31, 2011
Revenues	$22.4	$18.3	$21.4	$14.2
Gross profit	10.7	8.2	11.9	5.1
Total operating costs	22.9	21.5	19.3	17.0
Net loss	(12.2)	(13.3)	(7.4)	(11.8)
Basic and diluted net loss per share	$(0.18)	$(0.20)	$(0.11)	$(0.19)

(a)	The sum of the four quarters may not agree to the year total due to rounding within a quarter.

11. Subsequent Events

On January 4, 2013, the Tandem Agreement was amended to allow for the integration of our G4 PLATINUM system with Tandem’s t:slim insulin delivery system in the United States. An estimate of the financial effect of this amendment cannot currently be made.

On February 20, 2013, Roche provided us with notice that Roche was terminating the Roche Agreement in accordance with its terms. The estimated financial effect of the termination of the Roche Agreement is an additional $0.6 million of development grant and other revenue related to consideration previously received under the Roche Agreement will be recognized in the first quarter of 2013 versus being recognized over the estimated development period. Also as a result of the termination of the Roche Agreement, we are no longer entitled to receive the $2.0 million of milestones related to regulatory submissions and approvals as set forth in the Roche Agreement.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2012, 2011 and 2010

(in millions)

Allowance for doubtful accounts
Balance December 31, 2009	$0.3
Provision for doubtful accounts	0.7
Write-off and adjustments	(0.5)
Recoveries	0.0

Balance December 31, 2010	$0.5

Allowance for doubtful accounts
Balance December 31, 2010	$0.5
Provision for doubtful accounts	0.7
Write-off and adjustments	(0.7)
Recoveries	0.1

Balance December 31, 2011	$0.6

Allowance for doubtful accounts
Balance December 31, 2011	$0.6
Provision for doubtful accounts	1.2
Write-off and adjustments	(0.7)
Recoveries	0.1

Balance December 31, 2012	$1.2