Form 10-Q
period 2013-03-31
DEXCOM INC
filed 2013-05-01
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2013, 70,699,449 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

DexCom, Inc.
Consolidated Balance Sheets
(In millions—except par value data)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18.9	$8.1
Short-term marketable securities, available-for-sale	26.4	40.6
Accounts receivable, net	16.3	19.5
Inventory	7.5	7.4
Prepaid and other current assets	2.2	2.0
Total current assets	71.3	77.6
Property and equipment, net	18.3	18.9
Restricted cash	1.0	1.0
Intangible assets, net	4.0	4.2
Goodwill	3.2	3.2
Other assets	1.0	1.1
Total assets	$98.8	$106.0
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$7.5	$8.7
Accrued payroll and related expenses	7.2	9.2
Current portion of long-term debt	0.7	0.2
Current portion of deferred revenue	0.8	1.4
Total current liabilities	16.2	19.5
Other liabilities	2.7	2.1
Long-term debt, net of current portion	6.3	6.8
Long-term portion of deferred revenue	—	0.6
Total liabilities	25.2	29.0
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 shares authorized; no shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.001 par value, 100.0 authorized; 70.9 and 70.7 issued and outstanding, respectively, at March 31, 2013; and 69.7 and 69.5 shares issued and outstanding, respectively, at December 31, 2012	0.1	0.1
Additional paid-in capital	530.3	522.6
Accumulated other comprehensive loss	(0.1)	(0.1)
Accumulated deficit	(456.7)	(445.6)
Total stockholders’ equity	73.6	77.0
Total liabilities and stockholders’ equity	$98.8	$106.0
See accompanying notes

DexCom Inc.
Consolidated Statements of Operations
(In millions—except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Product revenue	$27.8	$18.6
Development grant and other revenue	1.8	1.5
Total revenue	29.6	20.1
Product cost of sales	12.4	9.6
Development and other cost of sales	0.7	1.1
Total cost of sales	13.1	10.7
Gross profit	16.5	9.4
Operating expenses
Research and development	9.3	9.4
Selling, general and administrative	18.1	15.4
Total operating expenses	27.4	24.8
Operating loss	(10.9)	(15.4)
Interest and other income	—	—
Interest expense	(0.2)	—
Loss before income taxes	(11.1)	(15.4)
Income tax expense (benefit)	—	(1.3)
Net loss	$(11.1)	$(14.1)
Basic and diluted net loss per share	$(0.16)	$(0.21)
Shares used to compute basic and diluted net loss per share	69.8	67.8
See accompanying notes

DexCom Inc.
Consolidated Statements of Comprehensive Loss
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net loss	$(11.1)	$(14.1)
Unrealized gain (loss) on short-term available-for-sale marketable securities	—	—
Foreign currency translation gain (loss)	—	—
Comprehensive loss	$(11.1)	$(14.1)
See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Operating activities
Net loss	$(11.1)	$(14.1)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1.8	1.2
Share-based compensation	5.0	4.1
Accretion and amortization related to investments, net	0.1	0.3
Release of valuation allowance against deferred tax assets	—	(1.3)
Change in fair value of contingent consideration	0.3	0.1
Changes in operating assets and liabilities:
Accounts receivable	3.2	—
Inventory	(0.1)	0.1
Prepaid and other assets	(0.1)	(0.2)
Restricted cash	—	(0.1)
Accounts payable and accrued liabilities	(0.5)	(0.6)
Accrued payroll and related expenses	(2.0)	(0.6)
Deferred revenue	(1.1)	0.8
Deferred rent and other liabilities	—	0.1
Net cash used in operating activities	(4.5)	(10.2)
Investing activities
Purchase of available-for-sale marketable securities	(4.9)	(26.6)
Proceeds from the maturity of available-for-sale marketable securities	18.9	40.6
Purchase of property and equipment	(1.4)	(2.3)
Net cash provided by investing activities	12.6	11.7
Financing activities
Net proceeds from issuance of common stock	2.7	1.1
Net cash provided by financing activities	2.7	1.1
Effect of exchange rate changes on cash and cash equivalents	—	—
Increase in cash and cash equivalents	10.8	2.6
Cash and cash equivalents, beginning of period	8.1	2.5
Cash and cash equivalents, ending of period	$18.9	$5.1
Supplemental disclosure of non-cash transactions
Issuance of common stock in connection with acquisition and contingent consideration	$—	$6.1
See accompanying notes

DexCom, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
Organization and Business
DexCom, Inc. is a medical device company focused on the design, development and commercialization of continuous glucose monitoring (“CGM”) systems for ambulatory use by people with diabetes and by healthcare providers in the hospital for the treatment of people with and without diabetes. Unless the context requires otherwise, the terms “we,” “us,” “our,” the “company,” or “DexCom” refer to DexCom, Inc. and its subsidiaries.
Basis of Presentation
We have incurred operating losses since our inception and have an accumulated deficit of $456.7 million at March 31, 2013. As of March 31, 2013, we had available cash, cash equivalents and short-term investments totaling $45.3 million, excluding $1.0 million of restricted cash, and working capital of $55.1 million. Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned increases in compensation related expenses or other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources will be sufficient to fund our operations through at least March 31, 2014.
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation (except for the changes in estimates described below), have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2012 included in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission on February 21, 2013.
Reclassifications
Certain reclassifications have been made to the prior period consolidated financial statements and notes to conform to the current year presentation.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include excess or obsolete inventories, valuation of inventory, warranty accruals, employee bonus, clinical study expenses, allowances for returned product, allowance for bad debt, deferral period for recognizing revenue on future performance obligations, accounting for the SweetSpot acquisition including contingent consideration, and share-based compensation expense. Excess and obsolete inventories are estimated by identifying the amount of on hand and on order materials compared to expected future sales, taking into account clinical trial and development usage along with new product introductions. Employee bonus estimates are based, in part, on the 2013 bonus plan’s authorized target bonus amounts to be awarded from the bonus pool based on the weighted average achievement of certain objectives. Clinical trial expenses are accrued based on estimates of progress under related contracts and include initial set up costs as well as ongoing monitoring over multiple sites in the U.S. and abroad. An allowance for refunds for returned products is determined by analyzing the timing and amounts of past refund activity and considering the impact of newly introduced products.
Share-Based Compensation
We recorded $5.0 million and $4.1 million in share-based compensation expense during the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013, unrecognized estimated compensation costs related to unvested stock options and restricted stock units totaled $53.0 million and are expected to be recognized through 2017. We issued performance restricted stock units (the “Performance Awards”) in connection with our acquisition of SweetSpot. The performance targets for these Performance Awards are tied to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal years 2013 and 2014. We recognize expense for the Performance Awards when it is probable that the EBITDA targets will be met. At March 31, 2013, we had $1.3 million of unrecognized share-based compensation expense related to the Performance Awards. We utilize the Black-Scholes option-pricing model as the method of valuation for share-based awards granted and we use the grant date fair value of our common stock for valuing restricted stock unit awards. Our determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Compensation costs will be adjusted for future changes in estimated forfeitures.
Revenue Recognition
We sell our durable systems and disposable units through a direct sales force in the United States and through distribution arrangements in the United States, Israel, Australia, New Zealand and in portions of Europe. Components are individually priced and can be purchased separately or together. We receive payment directly from customers who use our products, as well as from distributors, organizations and third-party payors. Our durable system includes a reusable transmitter, a receiver, a power cord, data management software and a USB cable. Disposable sensors for use with the durable system are sold separately in packages of four. The initial durable system price is not dependent upon the purchase of any amount of disposable sensors.
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
We have entered into distribution agreements with RGH Enterprises, Inc. (“Edgepark”) and other distributors that allow the distributors to sell our durable systems and disposable units. Revenue on product sales to distributors is generally recognized at the time of shipment, which is when title and risk of loss have been transferred to the distributor and there are no other post-shipment obligations. Revenue is recognized based on contracted prices and invoices are either paid by check following the issuance of a purchase order or letter of credit, or they are paid by wire at the time of placing the order. Terms of distributor orders are generally Freight on Board (“FOB”) shipping point (Free Carrier (“FCA”) shipping point for international orders). Distributors do not have rights of return per their distribution agreement outside of our standard warranty. The distributors typically have a limited time frame to notify us of any missing, damaged, defective or non-conforming products. For any such products, we shall either, at our option, replace the portion of defective or non-conforming product at no additional cost to the distributor or cancel the order and refund any portion of the price paid to us at that time for the sale in question.
We shipped product directly to certain distributors’ customers and recognized $4.9 million in revenue, which represents 17% of our total revenues for the three months ended March 31, 2013, compared to $3.5 million in revenue, which represents

17% of our total revenues for same period in 2012. With respect to other distributors that stock inventory of our product and fulfill orders from their inventory, we shipped product to these distributors and recognized $11.9 million in revenue from these arrangements, which represents 40% of our total revenues for the three months ended March 31, 2013, compared to $6.9 million in revenue from these arrangements, which represents 35% of our total revenues for the same period in 2012. We monitor shipments to, and on-hand inventory levels of, these distributors, and at March 31, 2013, these distributors had limited amounts of our product in their inventory.
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
We use judgment in estimating the value allocable to the deliverables in an agreement based on our estimate of the fair value or relative selling price attributable to the related deliverables and the consideration from such an agreement is typically recognized as product revenue or development grant and other revenue. For arrangements that are accounted for as a single unit of accounting, total payments under the arrangement are recognized as revenue on a straight-line basis over the period we expect to complete our performance obligations. We review the estimated period of our performance obligations on a periodic basis and update the recognition period as appropriate. The cumulative amount of revenue earned is limited to the cumulative amount of payments received as of the period ending date.
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
Income Taxes
A valuation allowance of approximately $151.3 million has been established as of December 31, 2012 to offset our net deferred tax assets, as realization of such assets is uncertain. During the quarter ended March 31, 2012, as a result of the merger with SweetSpot, we recorded an income tax benefit of approximately $1.3 million related to a release of a portion of the valuation allowance against our deferred tax assets, as we have concluded that our net operating losses can be utilized against the assumed deferred tax liabilities of SweetSpot. We do not anticipate any further release of the valuation allowance against our deferred tax assets in the near future.
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

Short-Term Marketable Securities
We have classified our short-term investments as “available-for-sale” and carry them at fair value with unrealized gains and losses, if any, reported as a separate component of stockholders' equity and included in comprehensive loss. Realized gains and losses are calculated on the specific identification method and recorded as interest income.
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
The following table represents our fair value hierarchy for our financial assets (cash equivalents and marketable securities) and liabilities measured at fair value on a recurring basis as of March 31, 2013 (in millions):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	—	$13.6	—	$13.6
Marketable securities, available for sale
U.S. government agencies	—	21.6	—	21.6
Corporate debt	—	4.8	—	4.8
Total marketable securities, available for sale	—	$26.4	—	$26.4
Restricted cash	$1.0	—	—	$1.0
Contingent consideration	—	—	$2.0	$2.0
The following table represents our fair value hierarchy for our financial assets (cash equivalents and marketable securities) and liabilities measured at fair value on a recurring basis as of December 31, 2012 (in millions):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	—	$4.5	—	$4.5
Marketable securities, available for sale
U.S. government agencies	—	31.8	—	31.8
Commercial paper	—	0.8	—	0.8
Corporate debt	—	8.0	—	8.0
Total marketable securities, available for sale	—	$40.6	—	$40.6
Restricted cash	$1.0	—	—	$1.0
Contingent consideration	—	—	$1.7	$1.7
The book values of cash and cash equivalents, short-term marketable securities, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.
Contingent Consideration Liability
In connection with the acquisition of SweetSpot, at the closing of the acquisition, we agreed to issue up to an additional 357,176 shares of our common stock upon the achievement of certain specified milestones, which is classified as contingent consideration. The fair value of the contingent consideration at the closing of $2.2 million was determined using a probability-weighted discounted cash flow model, the significant inputs of which are not observable in the market. The key assumptions in applying this approach were the interest rate and the probabilities and timing assigned to the milestones being achieved. During 2012, approximately $1.1 million related to the contingent consideration was earned and paid through the issuance of 89,296 shares of our common stock, with up to 267,880 shares of our common stock that may still be issued upon the achievement of remaining performance milestones. Changes in fair value are recorded in the consolidated statements of operations as research and development expense since the milestones are related to development activities.
The following table sets forth the change in the estimated fair value for our liabilities measured on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Three Months Ended
	March 31,
	2013	2012
Fair value measurement at the beginning of period	$1.7	$—
Contingent consideration recorded upon acquisition	—	2.2
Changes in fair value measurement included in operating expenses	0.3	—
Fair value measurement at end of period	$2.0	$2.2
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
Recent Accounting Guidance
Effective January 1, 2013, we adopted the Financial Accounting Standards Board ("FASB") authoritative guidance for Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI"), which requires an entity to report, in one place, information about reclassifications out of AOCI and to present reclassifications by component when reporting changes in AOCI balances. Other than additional disclosure requirements, the adoption of this guidance did not have a material impact on our consolidated financial statements. Reclassifications out of AOCI for the three months ended March 31, 2013 and 2012 were not material.
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
Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in millions):

	Three Months Ended
	March 31,
	2013	2012
Options outstanding to purchase common stock	7.0	7.7
Unvested restricted stock units	4.0	3.2
Total	11.0	10.9
3. Financial Statement Details (in millions)
Short Term Marketable Securities, Available for Sale
Short term investment securities, consisting solely of debt securities with contractual maturities of less than one year were as follows:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$21.6	$—	$—	$21.6
Corporate debt	4.8	—	—	4.8
Total	$26.4	$—	$—	$26.4

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$31.8	$—	$—	$31.8
Commercial paper	0.8	—	—	0.8
Corporate debt	8.0	—	—	8.0
Total	$40.6	$—	$—	$40.6
Inventory

	March 31, 2013	December 31, 2012
Raw materials	$2.9	$2.5
Work-in-process	0.6	0.4
Finished goods	4.0	4.5
Total	$7.5	$7.4
Accounts Payable and Accrued Liabilities

	March 31, 2013	December 31, 2012
Accounts payable trade	$2.2	$3.9
Accrued tax, audit, and legal fees	0.9	0.7
Clinical trials	—	0.1
Accrued other including warranty	3.5	2.8
Acquisition-related liabilities	0.9	1.2
Total	$7.5	$8.7

Accrued Warranty

	Three Months Ended
	March 31,
	2013	2012
Beginning balance	$0.3	$0.3
Charges to costs and expenses	0.5	0.5
Costs incurred	(0.6)	(0.5)
Ending balance	$0.2	$0.3
4. Commitments and Contingencies
Long-Term Debt
In November 2012, we entered into a loan and security agreement (the “Loan Agreement”) that provides for (i) a $15.0 million revolving line of credit and (ii) a total term loan up to $20.0 million, in both cases, to be used for general corporate purposes. The borrowings under the Loan Agreement are collateralized by a first priority security interest in substantially all of our assets with a negative pledge on our intellectual property.
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
Per the Loan Agreement, $7.0 million was advanced under the term loan at the funding date in November 2012, and up to $13.0 million in additional funds will be available upon our request from June 1, 2013 to September 30, 2013. The term loan bears a fixed interest rate equal to the three-year treasury rate at the time of advance plus 6.94% and requires payment of interest only for the first year and amortized payments of interest and principal thereafter through the maturity date of November 2016.
The aggregate debt issuance costs and fees incurred with respect to the issuance of the Loan Agreement were $1.1 million. These costs have been capitalized as debt issuance costs on our consolidated balance sheet as other assets. Fees related to the revolving line of credit are being amortized through the maturity date of November 2015. Issuance costs and fees related to the term loan are being amortized through the maturity date of November 2016. As of March 31, 2013, the remaining unamortized issuance costs and fees totaled $0.9 million. Principal repayment obligations under the Loan Agreement as of March 31, 2013 were as follows (in millions):

Fiscal Year Ending
Remainder of 2013	$0.2
2014	2.2
2015	2.3
2016	2.3
Total	$7.0
Leases

In April 2006, we entered into an office lease agreement for facilities located in San Diego, California. In August 2010, we entered into a First Amendment to Office Lease (the “Lease Amendment”) with respect to facilities in the buildings at 6340 Sequence Drive and 6310 Sequence Drive, each in San Diego, California (the “Buildings”). Under the Lease Amendment, we leased additional space in the Buildings. The lease term for the Buildings extends through November 2016 and we have an option to renew the lease upon the expiration of the initial term for an additional five years. These facility leases have annual rental increases ranging from approximately 2.5% to 4.0%. The difference between the straight-line expense over the term of the lease and actual amounts paid are recorded as deferred rent. In September 2008, our subsidiary in Sweden entered into a three year lease for a small shared office space, which was renewed for a three-year term and has a quarterly adjustment clause for rent to increase or decrease in proportion to changes in consumer prices. In July 2012, our subsidiary SweetSpot entered into a five year lease for a small office space in a multi-tenant commercial building. Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances, under all lease agreements as of March 31, 2013 were as follows (in millions):

Fiscal Year Ending
Remainder of 2013	$1.9
2014	2.7
2015	2.7
2016	2.6
Total	$9.9
Total rent expense for the three months ended March 31, 2013 was $0.8 million compared to $0.6 million for the same period of 2012.
Litigation
On August 11, 2005, Abbott Diabetes Care, Inc. (“Abbott”) filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware, seeking a declaratory judgment that our continuous glucose monitor infringes certain patents held by Abbott. In August 2005, we moved to dismiss these claims and filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office (the “Patent Office”) and by March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against us in the litigation. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by our continuous glucose monitor. On August 18, 2006, the court granted our motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim. In approving the stay, the court also granted our motion to strike, or disallow, Abbott's amended complaint in which Abbott had sought to add three additional patents to the litigation. Subsequent to the court's August 18, 2006 order striking Abbott's amended complaint, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of the three additional patents it had sought to include in the litigation discussed above. On September 7, 2006, we filed a motion to strike Abbott's new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, we asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. In February 2007, the Patent Office ordered reexamination of each of the three patents cited in this new lawsuit. On September 30, 2007, the court granted our motion to consolidate the cases and stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against us.
In connection with this litigation four of Abbott's seven patents that are the subject of the litigation have one or more associated reexamination requests in various stages at the Patent Office, including one with a notice of intent to issue a reexamination certificate. The Patent Office's decisions in the reexamination for two of these four patents were appealed to the Federal Circuit by Abbott. The Federal Circuit issued a decision recently vacating-in-part the Patent Office's decisions and remanding the case back to the Patent Office for further proceedings. With respect to the remaining three of Abbott's patents that are subject to the litigation, a Certificate of Reexamination issued for one of the patents in June 2012. We filed an inter partes reexamination request for this patent in September 2012, and the Patent Office has issued a final decision denying our request. Another patent has received a Notice of Intent to Issue a Certificate of Reexamination in September 2012, and a Reexamination Certificate issued in November 2012. For the third patent, the Patent Office issued an Advisory Action in September 2012, Abbott filed an Appeal Brief in January 2013, and the Office issued an Examiner's Answer in March 2013. In many of these reexaminations, Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, canceling claims and/or seeking to add new claims.

In addition, since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed 38 reexamination requests seeking to invalidate 31 of our patents. Six of the 38 reexamination requests are in various stages at the Patent Office, and 31 have been issued a Certificate of Reexamination (one was denied). We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid. Additionally, Abbott has filed an Opposition to four of our European patents.
Further, we requested reexamination of three other Abbott patents that are not involved in the current patent infringement lawsuit. In April 2012, one of Abbott's patents received a Certificate of Reexamination. In October 2012, another Abbott patent received a Certificate of Reexamination. An inter partes reexamination request was recently filed on the third Abbott patent and the Patent Office has issued a final decision denying our request.

Although it is our position that Abbott's assertions of infringement have no merit, and that the potential interference and reexamination requests by Abbott have no merit, neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation, potential interference or reexamination requests can be assessed, and as of March 31, 2013, no amounts have been accrued.

From time to time, we are subject to various claims and suits arising out of the ordinary course of business, including commercial and employment related matters. We do not expect that the resolution of these matters would have a material adverse effect on our consolidated financial position.
Purchase Commitments
We are party to various purchase arrangements related to our manufacturing and development activities including materials used in our glucose monitoring systems. As of March 31, 2013, we had purchase commitments with vendors totaling $8.9 million due within one year. There are no material purchase commitments due beyond one year.
5. Development Agreements
Edwards Lifesciences LLC
On November 10, 2008, and as amended on May 5, 2009, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Edwards Lifesciences LLC (“Edwards”). Pursuant to the Collaboration Agreement, we and Edwards agreed to develop jointly and to market an in-hospital automatic blood glucose monitoring system. Under the terms of the Collaboration Agreement, as amended, Edwards paid us an upfront fee of $13.0 million in November 2008. In addition, we received $10.0 million, in total, for product development from 2009 through 2010. We will also receive either a profit-sharing payment of up to 10% on the product’s gross profits, or a royalty of up to 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license under our intellectual property to the critical care sector in the hospital market. Edwards will be responsible for global sales and marketing, and we will initially be responsible for manufacturing. We did not record any development grant and other revenue related to consideration previously received under the Collaboration Agreement for development efforts for the three months ended March 31, 2013, compared to $0.3 million for the same period in 2012.
Each of the milestones related to the Collaboration Agreement is considered to be substantive under the terms of the Collaboration Agreement and, at the outset of the agreement, we were entitled to receive up to $12.0 million in milestones related to regulatory approvals and manufacturing readiness, subject to reductions based on the timing of the receipt of approvals. However, we may not receive all or any of such milestones based on regulatory and joint development delays. We did not recognize any consideration for milestones related to the Collaboration Agreement for the three months ended March 31, 2013 and 2012.
Roche Diagnostics Operations, Inc.
On November 1, 2011, we entered into a non-exclusive Research and Development Agreement (the “Roche Agreement”) with Roche Diagnostics Operations, Inc. (“Roche”) to integrate a future generation of our continuous glucose monitoring technology with Roche’s next generation Accu-Chek insulin delivery system in the United States. On February 20, 2013, Roche provided us with notice that Roche was terminating the Roche Agreement in accordance with its terms. We received an initial payment of $0.5 million as a result of the execution of the Roche Agreement, and we received an additional $0.5 million upon agreement of a development and regulatory plan. We recorded $0.8 million in development grant and other revenue related to consideration previously received for development efforts for the three months ended March 31, 2013, compared to $47,000 for the same period in 2012. As a result of the termination of the Roche Agreement, we are no longer entitled to receive any further consideration for milestones or development activities pursuant to the Roche Agreement.
Tandem Diabetes Care, Inc.
On February 1, 2012, we entered into a non-exclusive Development and Commercialization Agreement (the “Tandem Agreement”) with Tandem Diabetes Care, Inc. (“Tandem”) to integrate a future generation of our continuous glucose monitoring technology with Tandem’s t:slim™ insulin delivery system in the United States. On January 4, 2013, the Tandem Agreement was amended to allow for the integration of our G4 PLATINUM system with Tandem's t:slim insulin delivery system in the United States. Under the terms of the Tandem Agreement, we are entitled to receive up to $1.0 million to offset certain development, clinical and regulatory expenses. We received an initial payment of $1.0 million as a result of the execution of the Tandem Agreement. We are also entitled to receive up to an additional $2.0 million upon the achievement of certain milestones related to regulatory submissions and approvals as set forth in the Tandem Agreement. Each of the milestones related to the Tandem Agreement is considered to be substantive. We did not recognize any consideration for milestones for the three months ended March 31, 2013. We recorded $0.1 million and $0.1 million in development grant and other revenue related to consideration previously received for development efforts for the three months ended March 31, 2013 and 2012, respectively.
6. Business Combinations
On February 21, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire 100% of the common stock of SweetSpot. The merger was consummated on March 6, 2012 (the “Closing”). In accordance with the Merger Agreement, on the Closing, we issued 384,483 shares of our common stock having an aggregate value on the Closing of $3.9 million to the security holders of SweetSpot. The fair value of the contingent consideration at the Closing was determined to be $2.2 million using a probability-weighted discounted cash flow model with the key assumptions being the discount rate, the timing of expected achievement and the probability assigned to each milestone being achieved. During 2012, approximately $1.1 million related to the contingent consideration was earned and paid through the issuance of 89,296 shares of our common stock. We may also issue up to 267,880 shares of our common stock in milestone payments contingent upon the achievement of certain other performance milestones. We have not issued any shares of common stock for milestone payments in 2013. We incurred acquisition-related costs of $0.3 million during 2012, which are recorded as general and administrative expense.
SweetSpot is a healthcare-focused information technology company with a platform for uploading and processing data from certain diabetes devices to advance the treatment of diabetes. SweetSpot specializes in turning raw output from certain devices into information for healthcare providers, individuals and researchers. Through our acquisition of SweetSpot, we have a software platform that enables our customers to aggregate and analyze data from certain diabetes devices and to share it with their healthcare providers.
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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are based upon current expectations. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including product performance, a lack of acceptance in the marketplace by physicians and customers, sufficient customer demand, the inability to manufacture products in commercial quantities at an acceptable cost, possible delays in our research and development programs, the inability of customers to receive reimbursements from third-party payors, the impact of competitive products and pricing, our ability to obtain regulatory approvals and introduce new products, other uncertainties related to regulatory processes, our ability to respond to changing laws and regulations affecting our industry and changing enforcement practices related thereto, inadequate financial and other resources, global economic conditions, and the other risks set forth below under “Risk Factors” and elsewhere in this report. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.
Overview
We are a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for ambulatory use by people with diabetes and for use by healthcare providers in the hospital for the treatment of people with and without diabetes. Unless the context requires otherwise, the terms "we," "us," "our," the "company," or "DexCom" refer to DexCom, Inc. and its subsidiaries.
Ambulatory Product Line: SEVEN® PLUS, G4® and DexCom G4® PLATINUM
We received approval from the Food and Drug Administration (“FDA”) and commercialized our first product in 2006. In 2007, we received approval and began commercializing our second generation system, the DexCom SEVEN®. We no longer market or provide support for the DexCom SEVEN system. In 2009 we received approval for our third generation system, the DexCom SEVEN® PLUS, which is designed for up to seven days of continuous use, and we began commercializing this product in the first quarter of 2009. On June 14, 2012, we received Conformité Européene Marking (“CE Mark”) approval for our fourth generation continuous glucose monitoring system, the DexCom G4® system, enabling commercialization of the DexCom G4 system in the European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize the CE Mark. On October 5, 2012, we received approval from the FDA for the DexCom G4 PLATINUM, which is designed for up to seven days of continuous use by adults with diabetes, and we began commercializing this product in the U.S. in the fourth quarter of 2012. On February 14, 2013, we received CE Mark approval for a pediatric indication for our DexCom G4 system, enabling us to market and sell this system in the European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize the CE Mark to persons two years old and older who have diabetes (hereinafter referred to as the "Pediatric Indication"). In connection with our receipt of CE Mark approval for the Pediatric Indication, we changed the name of the DexCom G4 system to the DexCom G4 PLATINUM system. We currently do not have approval of a Pediatric Indication in the United States. In the first quarter of 2013, we submitted a PMA supplement to the FDA seeking approval of a Pediatric Indication for the DexCom G4 PLATINUM system in the United States. Unless the context requires otherwise, the term "G4 PLATINUM" shall refer to the DexCom G4 and DexCom G4 PLATINUM systems that are commercialized by us in and outside of the United States.
As compared to the SEVEN PLUS, the G4 PLATINUM offers:

•	an improved sensor wire design that allows more scalable manufacturing,
•a smaller, sleeker receiver that is capable of displaying data in color,

•	a new transmitter design that offers improved communication range with the receiver which allows for improved data capture, and

•
additional user interface and algorithm enhancements that are intended to make the user experience more customizable and to make its glucose monitoring function more accurate especially in the hypoglycemic range.

With the approval of the DexCom G4 PLATINUM systems, we plan to reduce marketing and sales efforts related to SEVEN PLUS.
In-Hospital Product Line: GlucoClear®
To address the in-hospital patient population, we entered into an exclusive agreement with Edwards to develop jointly and market a specific product platform for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for the critical care market. On October 30, 2009, we received CE Mark approval for our first generation blood-based in-vivo automated glucose monitoring system, which we have branded the GlucoClear, for use by healthcare providers in the hospital, and in January 2013, Edwards received CE Mark approval for the second generation system. In partnership with Edwards, we initiated a very limited launch of the GlucoClear system in Europe in 2009, and Edwards plans to initiate another limited launch in Europe of the second generation GlucoClear during 2013.
SweetSpot
Through our acquisition of SweetSpot in 2012, we have a software platform that enables our customers to aggregate and analyze data from certain diabetes devices and to share it with their healthcare providers. In November 2011, SweetSpot received 510(k) clearance from the FDA to market to clinics a data management service, which helps healthcare providers and patients see, understand and use blood glucose meter data to diagnose and manage diabetes. SweetSpot’s data transfer service is registered with the FDA as a Medical Device Data System (“MDDS”) and allows researchers to control the transfer of data from certain diabetes devices to research tools and databases according to their own research workflows. SweetSpot’s software provides an advanced cloud-based platform for uploading, processing and delivering health data and transforms raw output from certain medical devices into useful information for healthcare providers, individuals and researchers.
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
The International Diabetes Federation (“IDF”) estimates that in 2012, 371 million people around the world had diabetes, and the Centers for Disease Control (“CDC”) estimates that in 2010, diabetes affected 25.8 million people in the United States, of which 7.0 million were undiagnosed. IDF estimates that by 2030, the worldwide incidence of people suffering from diabetes will reach 552 million. The increased prevalence of diabetes is believed to be the result of an aging population, unhealthy diets and increasingly sedentary lifestyles. According to the CDC's National Vital Statistics Reports for 2010, diabetes was the seventh leading cause of death by disease in the United States. According to the Congressional Diabetes Caucus, diabetes is the leading cause of kidney failure, adult-onset blindness, lower-limb amputations, and significant cause of heart disease and stroke, high blood pressure and nerve damage. According to the IDF, there were an estimated 4.8 million deaths attributable to diabetes globally in 2012. The American Diabetes Association (“ADA”) Fast Facts, revised in March 2013, states that diabetes is the primary cause of death for more than 71,000 Americans each year, and contributes to the death of more than 231,000 Americans annually.
According to the Congressional Diabetes Caucus, in the United States, another individual is diagnosed with diabetes every 17 seconds. Each day approximately 5,082 people are diagnosed with diabetes, and about 1.9 million people will be diagnosed this year. In addition to those newly diagnosed, every 24 hours there are: 238 amputations in people with diabetes, 120 people who enter end-stage kidney disease programs, and 48 people who go blind.
According to the ADA one in every five health care dollars was spent on treating diabetes in 2012, and the direct medical costs and indirect expenditures attributable to diabetes in the United States were an estimated $245 billion, an increase of $71 billion, or approximately 41%, since 2007. Of the $245 billion in overall expenses, the ADA estimated that approximately $176 billion were direct costs associated with diabetes care, chronic complications and excess general medical costs, and $69 billion were indirect medical costs. The ADA also found that average medical expenditures among people with diagnosed diabetes were 2.3 times higher than for people without diabetes in 2012. According to the IDF, expenditures attributable to diabetes were an estimated $471 billion globally in 2012. The IDF estimates that expenditures attributable to diabetes will grow to $595 billion globally by 2030.
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
We are leveraging our technology platform to enhance the capabilities of our current products and to develop additional continuous glucose monitoring products. In 2008 and 2012, we entered into development agreements with Animas Corporation (“Animas”), a subsidiary of Johnson & Johnson, and with Tandem Diabetes Care, Inc. (“Tandem”). The purpose of each of these development relationships is to integrate our technology into the insulin pump product offerings of the respective partner, enabling the partner's insulin pump to receive glucose readings from our transmitter and display this information on the pump's screen. The Animas insulin pump product augmented with our sensor technology has been branded the Vibe®, and received CE Mark approval in May 2011, which allows Animas to market the Vibe in the countries that recognize CE Mark approvals.
On October 5, 2012, we received FDA approval for the G4 PLATINUM system. On June 14, 2012, we received CE Mark approval for the G4 system, enabling commercialization of the DexCom G4 system in the European Union and the countries in Asia and Latin America that recognize the CE Mark. Our G4 PLATINUM system features improved sensor reliability, stability and accuracy over the useful life of the sensor, and is suitable for large scale manufacturing. On February 14, 2013, we received CE Mark approval of a Pediatric Indication for the G4 PLATINUM, enabling us to market and sell that system in the European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize the CE Mark to persons two years old and older who have diabetes. In the first quarter of 2013, we submitted a PMA supplement to the FDA seeking approval of a

Pediatric Indication for the DexCom G4 PLATINUM system in the United States. We also intend to seek a pregnancy indication (people who develop gestational diabetes during pregnancy) for our product platform in the future.
On February 21, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire SweetSpot. Pursuant to the Merger Agreement, DexCom acquired SweetSpot and SweetSpot became a wholly owned subsidiary of DexCom (the “Merger”). The Merger was consummated on March 6, 2012. SweetSpot is a healthcare-focused information technology company with a platform for uploading and processing data from certain diabetes devices to advance the treatment of diabetes. SweetSpot specializes in turning raw output from certain devices into information for healthcare providers, users and researchers. Through our acquisition of SweetSpot, we have a software platform that enables our customers to aggregate and analyze data from certain diabetes devices and share it with their healthcare providers.
Our development timelines are highly dependent on our ability to achieve clinical endpoints and regulatory requirements and to overcome technology challenges, and our development timelines may be delayed due to extended regulatory approval timelines, scheduling issues with patients and investigators, requests from institutional review boards, sensor performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, the FDA may not approve our products, and if approved, we may not achieve acceptance in the marketplace by physicians and people with diabetes.
As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare and Medicaid (“CMS”) released 2008 Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those customers covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices that includes our devices. As of May 2013, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our SEVEN PLUS and G4 PLATINUM systems by their members. Many of these coverage policies are restrictive in nature and require the patient to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. In addition, customers who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist customers in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create and liberalize coverage policies with third-party payors and expect to continue to do so in 2013. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, people with diabetes may not use them on a widespread basis.
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
Product revenues are generated from the sale of durable continuous glucose monitoring systems (receivers and transmitters) and disposable sensors through a direct sales force in the United States as well as through distribution arrangements in the United States, in portions of Europe, Israel, Australia and New Zealand. The sensor is inserted by the user and is intended to be used continuously for up to seven days, after which it may be replaced with a new disposable sensor. Our transmitter and receiver are reusable. In the event we establish an installed base of customers using our products, we expect to generate an increasing portion of our revenues through recurring sales of our disposable sensors. We recognize product revenue generally upon shipment and our sales terms provide for customer payment at the time of order, payment due within negotiated contractual terms with insurance payors, or with the issuance of a purchase order or letter of credit for certain distributors and institutions.
As of March 31, 2013 we had an accumulated deficit of $456.7 million. We expect our losses to continue as we proceed with our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and convertible debt. In May 2011, we completed a follow-on public offering of 4,700,000 shares of our common stock for net proceeds of approximately $71.2 million. In November 2012, we entered into a loan and security agreement that provides for up to an aggregate of $35.0 million in credit facilities and term loans.
Financial Operations
Revenue
We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. Between 2008 and 2012, we entered into joint development and collaboration agreements with Animas and Tandem, as well as other third parties under agreements that have since expired, under which we recognized development grant and other revenue received pursuant to that agreement ratably over the term of the development period. We recognize development milestones associated with each agreement as revenue upon achievement of each milestone if the milestone is considered substantive.
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
Selling, General and Administrative
Our selling, general and administrative expenses primarily consist of salary, fringe benefits and share-based compensation for our executive, financial, sales, marketing and administrative functions. Other significant expenses include trade show expenses, sales samples, insurance, professional fees for our outside legal counsel and independent auditors, litigation expenses, patent application expenses and consulting expenses.
Results of Operations
Quarter Ended March 31, 2013 Compared to March 31, 2012

Revenue, Cost of Sales and Gross Profit
Product revenues increased $9.2 million to $27.8 million for the three months ended March 31, 2013 compared to $18.6 million for the three months ended March 31, 2012 based primarily on increased sales volume of our durable systems and disposable sensors, due, in part, by the commercial launch in October 2012 of the G4 PLATINUM system. Product cost of sales increased $2.8 million to $12.4 million for the three months ended March 31, 2013 compared to $9.6 million for the three months ended March 31, 2012 primarily due to increased sales volume. The product gross profit of $15.4 million for the three months ended March 31, 2013 increased $6.4 million compared to $9.0 million for the same period in 2012, primarily due to increased revenue.
Development grant and other revenues increased $0.3 million to $1.8 million for the three months ended March 31, 2013 compared to $1.5 million for the three months ended March 31, 2012. Development and other cost of sales decreased $0.4 million to $0.7 million for the three months ended March 31, 2013 compared to $1.1 million for the three months ended March 31, 2012. The increase in development grant and other revenues during the three months ended March 31, 2013 was primarily due to the acceleration of recognizing deferred revenue related to the termination of the Roche Agreement. The decrease in costs associated with development was primarily due to fewer development obligations during the period with respect to our collaboration arrangements.
Research and Development. Research and development expense decreased $0.1 million to $9.3 million for the three months ended March 31, 2013, compared to $9.4 million for the three months ended March 31, 2012. Elements of the small decrease in research and development costs include $0.7 million in lower clinical trial costs and $0.7 million in lower consulting costs, partially offset by $0.6 million in additional salaries, bonus and payroll related costs and $0.3 million in additional share-based compensation.
Selling, General and Administrative. Selling, general and administrative expense increased $2.7 million to $18.1 million for the three months ended March 31, 2013, compared to $15.4 million for the three months ended March 31, 2012. The increase was primarily due to higher selling, administrative and information technology costs to support revenue growth and the continued commercialization of our products. Major elements of increased selling, general, and administrative expenses include $0.9 million in additional salaries, bonus, and payroll related costs, $0.7 million in additional bad debt expense, and $0.4 million in additional share-based compensation costs.
Interest and Other Income. Interest and other income decreased to $15,000 for the three months ended March 31, 2013, compared to $25,000 for the three months ended March 31, 2012. The decrease in interest and other income was primarily due to lower average interest bearing cash and marketable securities balances and lower yields earned on those balances during the three months ended March 31, 2013 as compared to the same period of 2012.
Interest Expense. Interest expense increased $0.2 million to $0.2 million for the three months ended March 31, 2013, compared to $245 for the three months ended March 31, 2012. The increase in interest expense was due to increased debt obligations under the loan and security agreement entered into in November 2012.
Income Tax Expense (Benefit). Income tax expense was $9,000 for the three months ended March 31, 2013, compared to a benefit of $1.3 million for the three months ended March 31, 2012. The increase in income tax expense was due to the acquisition of SweetSpot and the release of the valuation allowance against some of our deferred tax assets for the three months ended March 31, 2012.
Liquidity and Capital Resources
We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of March 31, 2013, we had an accumulated deficit of $456.7 million and had working capital of $55.1 million. Our cash, cash equivalents and short-term marketable securities totaled $45.3 million, excluding $1.0 million in restricted cash. We have funded our operations primarily from the sale of equity and debt securities. In May 2011, we completed a follow-on public offering of 4,700,000 shares of our common stock for net proceeds of approximately $71.2 million. In November 2012, we entered into a loan and security agreement that provides for up to an aggregate of $35.0 million in credit facilities and term loans.
Net Cash Used in Operating Activities. Net cash used in operating activities decreased $5.7 million to $4.5 million for the three months ended March 31, 2013, compared to $10.2 million for the same period in 2012. The decrease in cash used in operations was primarily due to $3.2 million in lower accounts receivable, $3.0 million in lower net loss, and $1.5 million in higher non-cash charges primarily comprised of share-based compensation, partially offset by a one-time non-cash tax benefit of $1.3 million for the three months ended March 31, 2012. Accounts receivable decreased $3.2 million for the three months ended March 31, 2013 primarily due to high volume of product sales in the fourth quarter of 2012, and the related cash collections during the three months ended March 31, 2013.

Net Cash Provided by Investing Activities. Net cash provided by investing activities increased $0.9 million to $12.6 million for the three months ended March 31, 2013, compared to $11.7 million for the same period of 2012. The increase in cash provided by investing activities was due to the use of $1.4 million in equipment to support manufacturing improvements for the three months ended March 31, 2013, compared to $2.3 million for the same period of 2012.
Net Cash Provided by Financing Activities. Net cash provided by financing activities increased $1.6 million to $2.7 million for the three months ended March 31, 2013, compared to $1.1 million for the same period of 2012. The increase was due to $1.6 million increase in proceeds from the issuance of common stock for the three months ended March 31, 2013 compared to the same period of 2012.
Operating Capital and Capital Expenditure Requirements
We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses to continue to expand the commercialization of our approved products, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.
We believe that our cash, cash equivalents, short-term marketable securities balances, and projected cash contributions from existing partnership arrangements will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs through at least March 31, 2014. If our available cash, cash equivalents and short-term marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, there can be no assurance that we will be successful in obtaining additional cash contributions from future partnership arrangements. Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we are unable to obtain additional financing, we may be required to reduce planned increases in compensation related expenses or other operating expenses related to research, development, and commercialization activities, which could have an adverse impact on our ability to achieve our intended business objectives.
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
On March 6, 2012, we consummated our acquisition of SweetSpot. Through our acquisition of SweetSpot, we have a software platform that enables our customers to aggregate and analyze data from certain diabetes devices and to share it with their healthcare providers. In November 2011, SweetSpot received 510(k) clearance from the FDA to market to clinics a data management service, which helps healthcare providers and patients see, understand and use blood glucose meter data to diagnose and manage diabetes. SweetSpot’s data transfer service is registered with the FDA as a MDDS and allows researchers to control the transfer of data from certain diabetes devices to research tools and databases according to their own research workflows. SweetSpot’s software provides an advanced cloud-based platform for uploading, processing and delivering health data and transforms raw output from certain medical devices into useful information for healthcare providers, users and researchers. The acquisition could increase our cost structure or divert management’s attention more than anticipated.
Contractual Obligations
We are party to various purchase arrangements related to components used in manufacturing and research and development activities. As of March 31, 2013, we had purchase commitments with certain vendors totaling approximately $8.9 million due within one year. There are no material purchase commitments due beyond one year.
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
Revenue Recognition
We sell our durable systems and disposable units through a direct sales force in the United States and through distribution arrangements in the United States, Israel, Australia, New Zealand and in portions of Europe. Components are individually priced and can be purchased separately or together. We receive payment directly from customers who use our products, as well as from distributors, organizations and third-party payors. Our durable system includes a reusable transmitter, a receiver, a power cord, data management software and a USB cable. Disposable sensors for use with the durable system are sold separately in packages of four. The initial durable system price is not dependent upon the purchase of any amount of disposable sensors.
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
We provide a “30-day money back guarantee” program whereby customers who purchase a durable system and a package of four disposable sensors may return the durable system for any reason within thirty days of purchase and receive a full refund of their purchase price. We accrue for estimated returns, refunds and rebates by reducing revenues and establishing a liability account at the time of shipment based on historical experience. At March 31, 2013 and 2012, we maintained a reserve balance of $23,000 and $26,000 relating to this program.
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
We shipped product directly to certain distributors’ customers and recognized $4.9 million in revenue, which represents 17% of our total revenues for the three months ended March 31, 2013, compared to $3.5 million in revenue, which represents 17% of our total revenues for same period in 2012. With respect to other distributors which stock inventory of our product and fulfill orders from their inventory, we shipped product to these distributors and recognized $11.9 million in revenue from these arrangements, which represents 40% of our total revenues for the three months ended March 31, 2013, compared to $6.9 million in revenue from these arrangements, which represents 35% of our total revenues for the same period in 2012. We monitor shipments to, and on-hand inventory levels of, these distributors, and at March 31, 2013, these distributors had limited amounts of our product in their inventory.
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
We use judgment in estimating the value allocable to the deliverables in an agreement based on our estimate of the fair value or relative selling price attributable to the related deliverables and the consideration from such an agreement is typically recognized as product revenue or development grant and other revenue. For arrangements that are accounted for as a single unit of accounting, total payments under the arrangement are recognized as revenue on a straight-line basis over the period we expect to complete our performance obligations. We review the estimated period of our performance obligations on a periodic basis and update the recognition period as appropriate. The cumulative amount of revenue earned is limited to the cumulative amount of payments received as of the period ending date.
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
Share-Based Compensation
We measure and recognize compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including employee stock options, restricted stock, restricted stock units and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. We utilize the Black-Scholes option-pricing model as our method of valuation for share-based awards granted and we use the grant date fair value of our common stock for valuing restricted stock unit awards. Our determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. We recorded $5.0 million and $4.1 million in share-based compensation expense during the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013, unrecognized estimated compensation costs related to unvested stock options and restricted stock units totaled $53.0 million and are expected to be recognized through 2017. We issued performance restricted stock units (the “Performance Awards”) in connection with our acquisition of SweetSpot. The performance targets for these Performance Awards are tied to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal years 2013 and 2014. We recognize expense for the Performance Awards when it is probable that the EBITDA targets will be met. At March 31, 2013, we had $1.3 million of unrecognized share-based compensation related to the Performance Awards. Compensation costs will be adjusted for future changes in estimated forfeitures.
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
Recent Accounting Guidance
Effective January 1, 2013, we adopted the FASB authoritative guidance for Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI"), which requires an entity to report, in one place, information about reclassifications out of AOCI and to present reclassifications by component when reporting changes in AOCI balances. Other than additional disclosure requirements, the adoption of this guidance did not have a material impact on our consolidated financial statements. Reclassifications out of AOCI for the three months ended March 31, 2013 and 2012 were not material.

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

On August 11, 2005, Abbott Diabetes Care, Inc. (“Abbott”) filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware, seeking a declaratory judgment that our continuous glucose monitor infringes certain patents held by Abbott. In August 2005, we moved to dismiss these claims and filed requests for reexamination of the Abbott patents with the United States Patent and Trademark Office (the “Patent Office”) and by March 2006, the Patent Office ordered reexamination of each of the four patents originally asserted against us in the litigation. On June 27, 2006, Abbott amended its complaint to include three additional patents owned or licensed by Abbott which are allegedly infringed by our continuous glucose monitor. On August 18, 2006, the court granted our motion to stay the lawsuit pending reexamination by the Patent Office of each of the four patents originally asserted by Abbott, and the court dismissed one significant infringement claim. In approving the stay, the court also granted our motion to strike, or disallow, Abbott's amended complaint in which Abbott had sought to add three additional patents to the litigation. Subsequent to the court's August 18, 2006 order striking Abbott's amended complaint, Abbott filed a separate action in the U.S. District Court for the District of Delaware alleging patent infringement of the three additional patents it had sought to include in the litigation discussed above. On September 7, 2006, we filed a motion to strike Abbott's new complaint on the grounds that it is redundant of claims Abbott already improperly attempted to inject into the original case, and because the original case is now stayed, Abbott must wait until the court lifts that stay before it can properly ask the court to consider these claims. Alternatively, we asked the court to consolidate the new case with the original case and thereby stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office. In February 2007, the Patent Office ordered reexamination of each of the three patents cited in this new lawsuit. On September 30, 2007, the court granted our motion to consolidate the cases and stay the entirety of the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against us.
In connection with this litigation four of Abbott's seven patents that are the subject of the litigation have one or more associated reexamination requests in various stages at the Patent Office, including one with a notice of intent to issue a reexamination certificate. The Patent Office's decisions in the reexamination for two of these four patents were appealed to the Federal Circuit by Abbott. The Federal Circuit issued a decision recently vacating-in-part the Patent Office's decisions and remanding the case back to the Patent Office for further proceedings. With respect to the remaining three of Abbott's patents that are subject to the litigation, a Certificate of Reexamination issued for one of the patents in June 2012. We filed an inter partes reexamination request for this patent in September 2012, and the Patent Office has issued a final decision denying our request. Another patent has received a Notice of Intent to Issue a Certificate of Reexamination in September 2012, and a Reexamination Certificate issued in November, 2012. For the third patent, the Patent Office issued an Advisory Action in September 2012, Abbott filed an Appeal Brief in January 2013, and the Office issued an Examiner's Answer in March, 2013. In many of these reexaminations, Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, canceling claims and/or seeking to add new claims.
In addition, since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed 38 reexamination requests seeking to invalidate 31 of our patents. Six of the 38 reexamination requests are in various stages at the Patent Office, and 31 have been issued a Certificate of Reexamination (one was denied). We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid. Additionally, Abbott has filed an Opposition to four of our European patents.
Further, we requested reexamination of three other Abbott patents that are not involved in the current patent infringement lawsuit. In April 2012, one of Abbott's patents received a Certificate of Reexamination. In October 2012, another Abbott patent received a Certificate of Reexamination. An inter partes reexamination request was recently filed on the third Abbott patent and the Patent Office has issued a final decision denying our request.
Although it is our position that Abbott's assertions of infringement have no merit, and that the potential interference and reexamination requests by Abbott have no merit, neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation, potential interference or reexamination requests can be assessed, and as of March 31, 2013, no amounts have been accrued.
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
We expect that sales of our SEVEN PLUS and G4 PLATINUM systems, each of which consist of a handheld receiver, reusable transmitter and disposable sensor, will account for substantially all of our product revenue for the foreseeable future. We have relatively limited experience in selling our products and we might be unable to successfully expand the commercialization of our products on a wide scale for a number of reasons, including:

•
the recent approval to sell our G4 system in the European Union, Australia, New Zealand and the countries in Asia and Latin America in June 2012 and approval for our G4 PLATINUM system in the United States in October 2012 means that we have limited experience selling our new G4 systems;

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
We have incurred net losses in each year since our inception in May 1999, including a net loss of $11.1 million for the three months ended March 31, 2013. As of March 31, 2013, we had an accumulated deficit of $456.7 million. We have financed our operations primarily through private placements of our equity and debt securities and our public offerings, and have devoted a substantial portion of our resources to research and development relating to our continuous glucose monitoring systems, including our in-hospital product development, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of the SEVEN PLUS and G4 PLATINUM systems. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products, including our next generation sensor, and sensor augmented insulin pump collaborations. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public healthcare and medical device companies. As a result, we expect to continue to incur operating losses in the future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity.
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
We may require additional funding to continue the commercialization of our SEVEN PLUS and G4 systems or the development and commercialization of our future generation and other continuous glucose monitoring systems, including the GlucoClear and our sensor augmented insulin pump systems developed in collaboration with Animas and Tandem.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our next generation ambulatory continuous glucose monitoring sensors and systems. For the three months ended March 31, 2013, our net cash used in operating activities was $4.5 million, compared to $10.2 million for the same period in 2012, and as of March 31, 2013, we had working capital of $55.1 million which included $45.3 million in cash, cash equivalents and short-term marketable securities, and $1.0 million in restricted cash. We expect that our cash used by operations will increase significantly in each of the next several years, and, although we completed a follow-on public offering of 4,700,000 shares of our common stock for net proceeds to the company of approximately $71.2 million in 2011, and have the ability to borrow up to an aggregate of $35.0 million pursuant to the Loan and Security Agreement we entered into with Silicon Valley Bank and Oxford Finance in November 2012, we may need additional funds to continue the commercialization of our products and for the development and commercialization of our next generation sensors and systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

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
If we are presented with appropriate opportunities, we intend to acquire or make other investments in complementary companies, products or technologies. On February 21, 2012, we entered into an Agreement and Plan of Merger with SweetSpot, and on March 6, 2012, we closed the acquisition of SweetSpot (the “Merger”). We may not realize the anticipated benefit of the Merger or any future acquisition, or the realization of the anticipated benefits may require greater expenditures than anticipated by us. We will likely face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of the operations and services of SweetSpot or any other acquired company, integration of acquired technology with our products, diversion of our management's attention from other business concerns, the potential loss of key employees or customers of the acquired businesses and impairment charges if future acquisitions are not as successful as we originally anticipate. If we fail to successfully integrate SweetSpot or any other companies, products or technologies that we acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing shareholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets.
If we are unable to continue the development of an adequate sales and marketing organization, or if our direct sales organization is not successful, we may have difficulty achieving market awareness and selling our products.
To achieve commercial success for the SEVEN PLUS, G4 PLATINUM and our future products, we must continue to develop and grow our sales and marketing organization and enter into partnerships or other arrangements to market and sell our products. We currently employ a small direct sales force to market our products in the United States. In the United States, our sales force calls directly on healthcare providers and people with diabetes throughout the country to initiate sales of our products. Our sales organization competes with the experienced, larger and well-funded marketing and sales operations of our competitors. We may not be able to successfully manage our increasingly dispersed sales force, or increase our product sales in the new territories. We have also entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. Our U.S. distribution partnerships are focused on accessing underrepresented regions and, in some instances, third-party payors that contract exclusively with distributors. Our European and other international distribution partners call directly on healthcare providers to market and sell our products in Europe, Israel, New Zealand and Australia. Because of the competition for their services, we may be unable to partner with or retain additional qualified distributors. Further, we may not be able to enter into agreements with distributors on commercially reasonable terms, if at all.

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
We have entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. We have entered into a distribution agreement with RGH Enterprises, Inc. (“Edgepark”) as amended, pursuant to which we generated approximately 15% of our total revenue during the three months ended March 31, 2013. There can be no assurances that this relationship will continue or that we will be able to maintain this volume of sales from this relationship in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. Additionally, to the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States, Europe or other countries, our product margins could be lower than if we directly marketed and sold our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and people with diabetes in Europe or other countries will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe or other countries. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.
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
As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare & Medicaid Services (“CMS”) in 2008 released Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those people with diabetes covered by third-party payors that have adopted policies for continuous glucose monitoring devices allowing for coverage of these devices if certain conditions are met. As of May 2013, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our products by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will be substantially dependent on whether third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on continuous glucose monitoring devices, those coverage policies frequently require significant medical documentation in order for policy holders to obtain reimbursement, and as a result, we have experienced difficulty in improving the efficiency of our customer service group. In addition, Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain additional reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as requiring prospective reimbursement and second opinions, purchasing in groups, or redesigning benefits. Furthermore, we are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our initial dependence on the commercial success of the SEVEN PLUS and G4 PLATINUM systems makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the SEVEN PLUS and G4 PLATINUM systems, people with diabetes may not use our products.
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
We may never receive approval or clearance from the FDA and other governmental agencies to market our next generation ambulatory system, expanded indications for use of current and future generation ambulatory systems, the SweetSpot software platform or the GlucoClear, our blood-based in-vivo automated glucose monitoring system, or any other continuous glucose monitoring system under development.
Our SEVEN PLUS and G4 PLATINUM systems are classified by the FDA as premarket approval (“PMA”) medical devices. The PMA process requires us to prove the safety and efficacy of our ambulatory system to the FDA's satisfaction. This process can be expensive, prolonged and uncertain, requires detailed and comprehensive scientific and human clinical data, and may never result in the FDA granting a PMA. On June 14, 2012, we received CE Mark approval for our fourth generation continuous glucose monitoring system, initially marketed under the name the "DexCom G4 system," enabling commercialization of the DexCom G4 system in the European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize the CE Mark. On October 5, 2012, we obtained FDA approval for the DexCom G4 PLATINUM system. On February 14, 2013, we received CE Mark approval of a Pediatric Indication for the DexCom G4 system, enabling us to market and sell the system in the European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize the CE Mark to persons two years old and older who have diabetes. In connection with our receipt of CE Mark approval for the Pediatric Indication, we changed the name of the DexCom G4 system to the DexCom G4 PLATINUM system. In the first quarter of 2013, we submitted a PMA supplement to the FDA seeking approval of a Pediatric Indication for the DexCom G4 PLATINUM system in the United States.
Animas has submitted an application to the FDA seeking approval of the VIBE system, and we intend to seek approval for the product that integrates our continuous glucose monitoring technology into the insulin delivery system of Tandem, but cannot predict when, if ever, those products will be approved. We intend to seek approvals for certain changes and modifications to SweetSpot's existing software platform, but cannot predict when, if ever, those changes and modifications will be approved.
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
The FDA can refuse to grant the GlucoClear 510(k) clearance or delay, limit or deny approval of a PMA application or supplement for many reasons, including:

•	the systems may not be deemed by the FDA to be substantially equivalent to appropriate predicate devices;

•	the systems may not satisfy the FDA's safety or efficacy requirements;

•	the data from pre-clinical studies and clinical trials may be insufficient to support approval;

•	the manufacturing process or facilities used may not meet applicable requirements; and

•	changes in FDA approval policies or adoption of new regulations may require additional data.
Even if approved or cleared by the FDA, future generations of our ambulatory system, expanded indications for use of current and future generation ambulatory systems, SweetSpot, the GlucoClear, or any other continuous glucose monitoring system under development, may not be approved or cleared for the indications that are necessary or desirable for successful commercialization. We may not obtain the necessary regulatory approvals or clearances to market these continuous glucose monitoring systems in the United States or outside of the United States. Any delay in, or failure to receive or maintain, approval or clearance for the next generation of our ambulatory system or the GlucoClear, could prevent us from generating revenue from these products or achieving profitability.
If we are unable to successfully complete the pre-clinical studies or clinical trials necessary to support additional PMA or 510(k) applications or supplements, we may be unable to commercialize our continuous glucose monitoring systems under development, including future generations of our ambulatory system, ambulatory systems with expanded indications for use, the GlucoClear system or our systems developed in collaboration with Animas and Tandem, which could impair our financial position.
Animas has submitted an application to the FDA seeking approval of the VIBE system, and we intend to seek approval for the product that integrates our continuous glucose monitoring technology into the insulin delivery system of Tandem. In addition, together with Edwards we continue to develop regulatory pathways for the GlucoClear system. The GlucoClear may ultimately be classified by the FDA as either a 510(k) or PMA product, and we may consequently be requested to provide additional data in support of any GlucoClear application. In addition, in the first quarter of 2013, we submitted a PMA supplement to the FDA seeking approval of a Pediatric Indication for the DexCom G4 PLATINUM system in the United States.
To support these and any future additional PMA or 510(k) applications or supplements, we must successfully complete pre-clinical studies, bench-testing, and clinical trials that we believe will demonstrate that the product is safe and effective. Product development, including pre-clinical studies and clinical trials, is a long, expensive and uncertain process and is subject to delays and failure at any stage. Furthermore, the data obtained from the studies and trials may be inadequate to support approval of a PMA or 510(k) application and the FDA may request additional clinical data in support of those applications, which may result in significant additional clinical expenses and may delay product approvals. While we have in the past obtained, and may in the future obtain, an Investigational Device Exemption (“IDE”) prior to commencing clinical trials for our continuous glucose monitoring systems, FDA approval of an IDE application permitting us to conduct testing does not mean that the FDA will consider the data gathered in the trial to be sufficient to support approval of a PMA or 510(k) application or supplement, even if the trial's intended safety and efficacy endpoints are achieved. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including 510(k) submissions, by hiring new investigators and increasing the frequency and scope of its inspections of manufacturing facilities. In January 2011, the FDA announced that it will endeavor to streamline its 510(k) review process and the FDA's Center for Devices and Radiological Health (“CDRH”) issued an implementation plan containing 25 specific actions to be implemented in 2011 relating to the 510(k) review process and associated administrative matters. The CDRH also deferred action on several other initiatives, including the creation of a new class of devices that would be subject to heightened review processes, until the Institute of Medicine issues a related report on the 510(k) regulatory process, which was released in late July 2011. Many of the actions proposed by the CDRH could result in significant changes to the 510(k) process, which could complicate the product approval process, although we cannot predict the effect of such procedural changes and cannot ascertain if such changes will have a substantive impact on the approval of our products. If we fail to adequately respond to the increased scrutiny and new 510(k) submission process and associated matters, our business may be adversely impacted.
Unexpected changes to the FDA or foreign regulatory approval processes could also delay or prevent the approval of our products submitted for review. The data contained in our submission, including data drawn from our clinical trials, may not be sufficient to support approval of our products or additional or expanded indications. Medical device stock prices have declined significantly in certain circumstances where companies have failed to meet expectations in regards to the timing of regulatory approval. If the FDA's response causes product approval delays, or is not favorable for any of our products, our stock price could decline substantially.
The commencement or completion of any of our clinical trials may be delayed or halted, or be inadequate to support approval of a PMA or 510(k) application or supplement, for numerous reasons, including, but not limited to, the following:

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
The results of pre-clinical studies do not necessarily predict future clinical trial results, and prior clinical trial results might not be repeated in subsequent clinical trials. Additionally, the FDA may disagree with our interpretation of the data from our pre-clinical studies and clinical trials, or may find the clinical trial design, conduct or results inadequate to prove safety or efficacy, and may require us to pursue additional pre-clinical studies or clinical trials, which could further delay the approval of our products. If we are unable to demonstrate the safety and efficacy of our products in our clinical trials to the FDA's satisfaction, we will be unable to obtain regulatory approval to market our products in the United States. In addition, the data we collect from our current clinical trials, our pre-clinical studies and other clinical trials may not be sufficient to support FDA approval, even if our endpoints are met.
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
The healthcare industry is subject to extensive foreign, federal, state and local laws and regulations, including those relating to:

•	billing for services;

•	financial relationships with physicians and other referral sources;

•	inducements and courtesies given to physicians and other health care providers and patients;

•	labeling products;

•	quality of medical equipment and services;

•	confidentiality, maintenance and security issues associated with medical records and individually identifiable health information;

•	medical device reporting;

•	anti-kickback:

•	any scheme to defraud any healthcare benefit program;

•	false claims; and

•	professional licensure.
These laws and regulations are extremely complex and, in some cases, still evolving. In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. If our operations are found to be in violation of any of the federal, state or local laws and regulations which govern our activities, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines or curtailment of our operations. The risk of being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's time and attention from the operation of our business.

The FDA, the Office of Inspector General for the Department of Health and Human Services, the Department of Justice, states' Attorneys General and other governmental authorities actively enforce the laws and regulations discussed above. In the U.S., medical device manufacturers have been the target of numerous government prosecutions and investigations alleging violations of law, including claims asserting impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of federal or state health care business, and submission of false claims for government reimbursement. As part of our compliance program, we have reviewed our sales contracts and marketing materials and practices to assure compliance with these federal and state laws, and inform employees and marketing representatives of the anti-kickback statute and their obligations thereunder. However, we cannot rule out the possibility that the government or other third parties could interpret these laws differently and challenge our practices under one or more of these laws.
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
Since our commercial launch in 2006, we have experienced periodic field failures, including reports of broken sensors or sensors that become lodged beneath a patient's skin, as well as reports that a sensor fails to provide glucose values for a full seven days. We do not believe these failures necessitated device explant, other procedures, or non-standard clinical treatment or intervention. To comply with the FDA's medical device reporting requirements, we have filed reports of all such broken or lodged sensors. Although we believe we have taken and are taking appropriate actions aimed at reducing or eliminating field failures, there can be no assurances that we will not experience additional failures going forward.
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

•	we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	our products are technologically complex and it is difficult to develop alternative supply sources;

•	we are not a major customer of many of our suppliers, and these suppliers may therefore give other customers' needs higher priority than ours;

•	our suppliers may make errors in manufacturing components that could negatively affect the efficacy or safety of our products or cause delays in shipment of our products;

•	we may have difficulty locating and qualifying alternative suppliers for our single-source supplies;

•	switching components may require product redesign and submission to the FDA of a PMA supplement or possibly a separate PMA, either of which could significantly delay production;

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
Based on our experience, complications from use of our SEVEN PLUS system may include broken or lodged sensors or skin irritation under the adhesive dressing of the sensor. Inflammation or redness, swelling, minor infection, and minor bleeding at the sensor insertion site are also possible risks with an individual's use of the device. However, if unanticipated long-term side-effects result from the use of our products or other glucose monitoring systems under development, we could be subject to liability and our systems would not be widely adopted. With respect to our SEVEN PLUS and G4 PLATINUM systems, our clinical trials have been limited to seven days of continuous use. Additionally, we have limited clinical experience with repeated use of our products in the same patient. We cannot assure you that long-term use would not result in unanticipated complications. Furthermore, the interim results from our current pre-clinical studies and clinical trials may not be indicative of the clinical results obtained when we examine the patients at later dates. It is possible that repeated use of our products may result in unanticipated adverse effects, potentially even after the device is removed.
If we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.
Any product for which we obtain marketing approval will be subject to continual review and periodic inspections by the FDA and other regulatory bodies, which may include inspection of our manufacturing processes, post-approval clinical data and promotional activities for such product. The FDA's medical device reporting (“MDR”) regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury. We and our suppliers are also required to comply with the FDA's Quality System Regulation (“QSR”) and other regulations, which cover the methods and documentation of the design, testing, production, control, selection and oversight of suppliers or contractors, quality assurance, labeling, packaging, storage, complaint handling, shipping and servicing of our products. The FDA enforces the QSR through unannounced inspections. We currently manufacture our devices at our headquarters facilities in San Diego, California. In these facilities we have more than 13,000 square feet of laboratory space and approximately 10,000 square feet of controlled environment rooms. In July 2012, the FDA completed an inspection of our facilities and did not identify any observations or require any other types of corrective action. In February 2010, the FDA inspected our facility and issued a Form 483 identifying several inspectional observations. Subsequent to the inspection, we also received a warning letter from the FDA requiring us to file MDRs in accordance with the MDR regulations for complaints involving sensor wire fractures underneath a patient's skin. In response to the warning letter and the Form 483 inspectional observations, we took corrective action to address the observations to achieve substantial compliance with the FDA regulatory requirements applicable to a commercial medical device manufacturer and received written notification dated November 1, 2010 from the FDA that we adequately addressed all issues cited in the warning letter.
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
In connection with this litigation four of Abbott's seven patents that are the subject of the litigation have one or more associated reexamination requests in various stages at the Patent Office, including one with a notice of intent to issue a reexamination certificate. The Patent Office's decisions in the reexamination for two of these four patents were appealed to the Federal Circuit by Abbott. The Federal Circuit issued a decision recently vacating-in-part the Patent Office's decisions and remanding the case back to the Patent Office for further proceedings. With respect to the remaining three of Abbott's patents that are subject to the litigation, a Certificate of Reexamination issued for one of the patents in June 2012. We filed an inter partes reexamination request for this patent in September 2012, and the Patent Office has issued a final decision denying our request. Another patent has received a Notice of Intent to Issue a Certificate of Reexamination in September 2012, and a Reexamination Certificate issued in November, 2012. For the third patent, the Patent Office issued an Advisory Action in September 2012, Abbott filed an Appeal Brief in January 2013, and the Office issued an Examiner's Answer in March, 2013. In many of these reexaminations, Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, canceling claims and/or seeking to add new claims. In addition, since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed 38 reexamination requests seeking to invalidate 31 of our patents. Six of the 38 reexamination requests are in various stages at the Patent Office, and 31 have been issued a Certificate of Reexamination (one was denied). We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid. Additionally, Abbott has filed an Opposition to four of our European patents. Further, we requested reexamination of three other Abbott patents that are not involved in the current patent infringement lawsuit. In April 2012, one of Abbott's patents received a Certificate of Reexamination. In October 2012, another Abbott patent received a Certificate of Reexamination. An inter partes reexamination request was recently filed on the third Abbott patent and the Patent Office has issued a final decision denying our request.
Although it is our position that Abbott's assertions of infringement have no merit, and that the potential interference, reexamination and opposition requests have no merit, the outcome of the litigation and interference, reexamination or opposition requests cannot be assessed currently with any certainty. We may not successfully defend ourselves against the claims made by Abbott or prevail in the litigation. Subject to the stay of litigation, if Abbott were to seek and obtain a preliminary or permanent injunction, it could force us to stop making, using, selling or offering to sell our products. The technology at issue in our litigation with Abbott is currently used in our products, including SEVEN PLUS and G4 PLATINUM ambulatory products, and our GlucoClear system for in-hospital use. If we were forced to stop selling these products, our business and prospects would suffer. In addition, defending against this action could have a number of harmful effects on our business, including those discussed in the following risk factor, regardless of the final outcome of such litigation. For example, we have incurred, and expect to continue to incur, significant costs in defending the action.
Any adverse determination in litigation or interference proceedings to which we are or may become a party relating to patents could subject us to significant liabilities to third parties or require us to seek licenses from other third parties. Furthermore, if we are found to willfully infringe third-party patents, we could, in addition to other penalties, be required to pay treble damages and/or attorneys' fees for the prevailing party. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and would likely include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms. If we do not obtain necessary licenses, we may not be able to redesign our products to avoid infringement and any redesign may not receive FDA approval in a timely manner if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a significant adverse impact on our business.
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

Any infringement or misappropriation claim, including the claim brought by Abbott, could cause us to incur significant costs, place significant strain on our financial resources, divert management's attention from our business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to infringe, we could be prohibited from selling our product that is found to infringe unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain a license on terms acceptable to us, if at all, and we may not be able to redesign our products to avoid infringement. Even if we are able to redesign our products to avoid an infringement claim, we may not receive FDA approval for such changes in a timely manner or at all. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, selling or offering to sell one or more of our products, or could enter an order mandating that we undertake certain remedial activities. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.
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
On November 10, 2008, we entered into a Collaboration Agreement with Edwards pursuant to which we agreed to develop jointly and to market the GlucoClear, a blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital. Under the Collaboration Agreement, we may receive payments for various milestones related to regulatory approvals and commercial readiness of the product. In addition, we also expect to receive either a profit-sharing payment of 10% of the products' gross profits, or a royalty of 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license to our intellectual property that relates to blood-based glucose sensors in the critical care sector of the hospital market. However, this collaboration may not result in the development of products that achieve regulatory approval in the United States or commercial success, which would result in various penalties to us under the Collaboration Agreement, up to and including delay or loss of some or all of our milestone payments and rights to any profit-sharing or royalties. In October 2009, we received CE Mark approval for the first generation GlucoClear that we developed in collaboration with Edwards. Although Edwards commenced market evaluations during 2009, this product did not generate significant revenue during 2010, 2011 or 2012 and we do not expect this product to generate significant revenue during 2013. In January 2013, Edwards received CE Mark approval for the second generation system and Edwards plans to initiate another limited launch in Europe of the second generation GlucoClear during 2013. We cannot predict whether the FDA will classify the GlucoClear as a 510(k) or PMA product, nor can we predict when, if ever, the GlucoClear will obtain FDA clearance or approval.
We enter into collaborations with third parties that may not result in the development of commercially viable products or the generation of significant future revenues.
In the ordinary course of our business, we enter into collaborative arrangements to develop new products and to pursue new markets, such as our agreements with Animas and Tandem, to integrate our continuous glucose monitoring technology into their respective insulin delivery systems. We have also entered into an OUS Commercialization Agreement, as amended, with Animas pursuant to which Animas retains the exclusive right to develop and market outside the United States an ambulatory insulin pump that is combined with our continuous glucose monitoring technology which has been branded the Vibe. In May 2011, we, together with Animas, received CE Mark certification for the Vibe, allowing it to be marketed in the countries that recognize CE Mark approval. Animas has also recently submitted an application to the FDA seeking approval of the VIBE system.
We also previously entered into collaborative agreements with Insulet and Roche both of which have since been terminated and did not result in the successful development of a commercially viable product or result in significant additional future revenues.
Many of the companies that we collaborate with are also competitors or potential competitors who may decide to terminate our collaborative arrangement. In the event of such a termination, we may be required to devote additional resources to product development and commercialization, may need to cancel some development programs and may face increased competition. Additionally, similar to the agreements with Insulet and Roche, collaborations may not result in the development of products that achieve commercial success and could be terminated prior to developing any products. Accordingly, we cannot assure you that any of our collaborations will result in the successful development of a commercially viable product or result in significant additional future revenues. In addition, our development timelines are highly dependent on our ability to achieve clinical endpoints and regulatory requirements and to overcome technology challenges, and may be delayed due to scheduling issues with patients and investigators, requests from institutional review boards, product performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, the FDA may not approve the combined products or may require additional product testing and clinical trials before approving the combined products, which would result in product launch delays and additional expense. If approved by the FDA, the combined products may not achieve acceptance in the marketplace by physicians and people with diabetes.
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
We may be subject to claims against us even if the apparent injury is due to the actions of others or misuse of the device. Our customers, either on their own or following the advice of their physicians, may use our products in a manner not described in the products' labeling and that differs from the manner in which it was used in clinical studies and approved by the FDA. For example, our SEVEN PLUS and G4 PLATINUM systems are designed to be used by an individual continuously for up to seven days, but the individual might be able to circumvent the safeguards designed into the SEVEN PLUS and G4 PLATINUM and use the products for longer than seven days. Off-label use of products by customers is common, and any such off-label use of our products could subject us to additional liability. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial volunteers or result in reduced acceptance of our products in the market.
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

New regulations related to "conflict minerals" may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

On August 22, 2012, the SEC adopted a new rule requiring disclosures by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The new rule, which is effective for 2013 and requires a disclosure report to be filed by May 31, 2014, will require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Within our supply chain, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. We are currently investigating the use of conflict materials within our supply chain.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future. Since January 1, 2013, the closing price of our common stock on the NASDAQ Global Select Market has been as high as $17.25 per share and as low as $13.85 per share.
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
Further, securities class action litigation has often been brought against companies that experience periods of volatility in the market prices of their securities. Securities class action litigation could result in substantial costs and a diversion of our management's attention and resources.
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
In addition, there are provisions in our certificate of incorporation and bylaws, as well as provisions in the Delaware General Corporation Law, that may discourage, delay or prevent a change of control that might otherwise be beneficial to stockholders. For example:

•	our Board of Directors may, without stockholder approval, issue shares of preferred stock with special voting or economic rights;

•	our stockholders do not have cumulative voting rights and, therefore, each of our directors can only be elected by holders of a majority of our outstanding common stock;

•	a special meeting of stockholders may only be called by a majority of our Board of Directors, the Chairman of our Board of Directors, or our Chief Executive Officer;

•	our stockholders may not take action by written consent;

•	our Board of Directors is divided into three classes, only one of which is elected each year; and

•	we require advance notice for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following exhibits are filed as a part of this report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

10.27	Amendment Number Two to Non-Exclusive Distribution Agreement between RGH Enterprises, Inc. and DexCom, Inc. dated March 28, 2013*					X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

DEXCOM, INC. (Registrant)

Dated: May 1, 2013	By:	/s/ TERRANCE H. GREGG
Terrance H. Gregg, Chief Executive Officer

Dated: May 1, 2013	By:	/s/ JESS ROPER
Jess Roper, Chief Financial Officer