Form 10-Q
period 2013-09-30
DEXCOM INC
filed 2013-11-06
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2013, 71,783,705 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

DexCom, Inc.
Consolidated Balance Sheets
(In millions—except par value data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33.4	$8.1
Short-term marketable securities, available-for-sale	14.2	40.6
Accounts receivable, net	21.6	19.5
Inventory	10.0	7.4
Prepaid and other current assets	2.5	2.0
Total current assets	81.7	77.6
Property and equipment, net	19.7	18.9
Restricted cash	1.0	1.0
Intangible assets, net	3.7	4.2
Goodwill	3.2	3.2
Other assets	0.8	1.1
Total assets	$110.1	$106.0
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$12.6	$8.7
Accrued payroll and related expenses	12.4	9.2
Current portion of long-term debt	1.8	0.2
Current portion of deferred revenue	0.6	1.4
Total current liabilities	27.4	19.5
Other liabilities	2.8	2.1
Long-term debt, net of current portion	5.2	6.8
Long-term portion of deferred revenue	—	0.6
Total liabilities	35.4	29.0
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 shares authorized; no shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.001 par value, 100.0 authorized; 72.0 and 71.7 issued and outstanding, respectively, at September 30, 2013; and 69.7 and 69.5 shares issued and outstanding, respectively, at December 31, 2012	0.1	0.1
Additional paid-in capital	547.5	522.6
Accumulated other comprehensive loss	(0.1)	(0.1)
Accumulated deficit	(472.8)	(445.6)
Total stockholders’ equity	74.7	77.0
Total liabilities and stockholders’ equity	$110.1	$106.0
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(In millions—except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Product revenue	$42.5	$21.1	$105.8	$61.2
Development grant and other revenue	0.4	2.0	2.5	5.4
Total revenue	42.9	23.1	108.3	66.6
Product cost of sales	14.8	13.4	40.9	33.9
Development and other cost of sales	0.5	1.3	1.4	3.7
Total cost of sales	15.3	14.7	42.3	37.6
Gross profit	27.6	8.4	66.0	29.0
Operating expenses
Research and development	11.8	10.3	32.2	29.7
Selling, general and administrative	21.6	15.4	60.4	46.7
Total operating expenses	33.4	25.7	92.6	76.4
Operating loss	(5.8)	(17.3)	(26.6)	(47.4)
Interest and other income	—	—	—	0.1
Interest expense	(0.2)	—	(0.6)	—
Loss before income taxes	(6.0)	(17.3)	(27.2)	(47.3)
Income tax expense (benefit)	—	—	—	(1.3)
Net loss	$(6.0)	$(17.3)	$(27.2)	$(46.0)
Basic and diluted net loss per share	$(0.08)	$(0.25)	$(0.38)	$(0.67)
Shares used to compute basic and diluted net loss per share	71.4	69.1	70.7	68.5
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Loss
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(6.0)	$(17.3)	$(27.2)	$(46.0)
Unrealized gain (loss) on short-term available-for-sale marketable securities	—	—	—	—
Foreign currency translation gain (loss)	—	—	—	—
Comprehensive loss	$(6.0)	$(17.3)	$(27.2)	$(46.0)
See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities
Net loss	$(27.2)	$(46.0)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	5.1	4.8
Share-based compensation	18.0	13.9
Accretion and amortization related to marketable securities, net	0.3	0.7
Amortization of debt issuance costs	0.3	—
Release of valuation allowance against deferred tax assets	—	(1.3)
Change in fair value of contingent consideration	2.0	0.9
Changes in operating assets and liabilities:
Accounts receivable	(2.0)	0.2
Inventory	(2.5)	1.0
Prepaid and other assets	(0.5)	(0.8)
Restricted cash	—	(0.1)
Accounts payable and accrued liabilities	2.9	2.4
Accrued payroll and related expenses	3.1	1.8
Deferred revenue	(1.4)	—
Deferred rent and other liabilities	(0.1)	—
Net cash used in operating activities	(2.0)	(22.5)
Investing activities
Purchase of available-for-sale marketable securities	(12.4)	(56.3)
Proceeds from the maturity of available-for-sale marketable securities	38.4	86.2
Purchase of property and equipment	(5.6)	(8.1)
Net cash provided by investing activities	20.4	21.8
Financing activities
Net proceeds from issuance of common stock	6.9	2.9
Net cash provided by financing activities	6.9	2.9
Increase in cash and cash equivalents	25.3	2.2
Cash and cash equivalents, beginning of period	8.1	2.5
Cash and cash equivalents, ending of period	$33.4	$4.7
Supplemental disclosure of non-cash transactions
Issuance of common stock in connection with acquisition and contingent consideration	$—	$6.1
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
Basis of Presentation
We have incurred operating losses since our inception and have an accumulated deficit of $472.8 million at September 30, 2013. As of September 30, 2013, we had available cash, cash equivalents and short-term marketable securities totaling $47.6 million, excluding $1.0 million of restricted cash, and working capital of $54.3 million. Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned increases in compensation related expenses or other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources will be sufficient to fund our operations through at least September 30, 2014.
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation (except for the changes in estimates described below), have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2012 included in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission on February 21, 2013.
Reclassifications
Certain reclassifications have been made to the prior period consolidated financial statements and notes to conform to the current year presentation.
Principles of Consolidation
The consolidated financial statements include the accounts of DexCom and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Segment Reporting
An operating segment is identified as a component of a business that has discrete financial information available, and one for which the chief operating decision maker must decide the level of resource allocation. In addition, the guidance for segment reporting indicates certain quantitative thresholds. The operations of SweetSpot Diabetes Care, Inc. (“SweetSpot”), our subsidiary, does not meet the definition of an operating segment and are currently not material, but may become material in the future. We currently consider our operations to be, and manage our business as, one operating segment.
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
Share-Based Compensation
We recorded $6.6 million and $18.0 million in share-based compensation expense during the three and nine months ended September 30, 2013, respectively, compared to $4.9 million and $13.9 million during the three and nine months ended September 30, 2012, respectively. At September 30, 2013, unrecognized estimated compensation costs related to unvested stock options and restricted stock units totaled $47.1 million and are expected to be recognized through 2017. We issued performance restricted stock units (the “Performance Awards”) in connection with our acquisition of SweetSpot in March 2012. The performance targets for these Performance Awards are tied to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal years 2013 and 2014. We recognize expense for the Performance Awards when it is probable that the EBITDA targets will be met. At September 30, 2013, we had $1.3 million of unrecognized share-based compensation expense related to the Performance Awards. We utilize the Black-Scholes option-pricing model as the method of valuation for share-based awards granted and we use the grant date fair value of our common stock for valuing restricted stock unit awards. Our determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Compensation costs will be adjusted for future changes in estimated forfeitures.
Revenue Recognition
We sell our durable systems and disposable units through a direct sales force in the United States and through distribution arrangements in the United States, Australia, New Zealand, and in portions of Europe, the Middle East and Latin America. Components are individually priced and can be purchased separately or together. We receive payment directly from customers who use our products, as well as from distributors, organizations and third-party payors. Our durable system includes a reusable transmitter, a receiver, a power cord, data management software and a USB cable. Disposable sensors for use with the durable system are sold separately in packages of four. The initial durable system price is not dependent upon the purchase of any amount of disposable sensors.
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

We shipped product directly to certain distributors’ customers and recognized $6.4 million and $17.0 million in revenue, which represents 15% and 16% of our total revenues for the three and nine months ended September 30, 2013, respectively, compared to $4.0 million and $11.6 million in revenue, which represents 17% and 17% of our total revenues for the same periods in 2012. With respect to other distributors that stock inventory of our product and fulfill orders from their inventory, we shipped product to these distributors and recognized $20.3 million and $46.4 million in revenue from these arrangements, which represents 47% and 43% of our total revenues for the three and nine months ended September 30, 2013, respectively, compared to $8.5 million and $23.0 million in revenue from these arrangements, which represents 37% and 35% of our total revenues for the same periods in 2012. We monitor shipments to, and on-hand inventory levels of, these distributors, and at September 30, 2013, these distributors had limited amounts of our product in their inventory.
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
Warranty Accrual
Estimated warranty costs are recorded at the time of shipment. We estimate future warranty costs by analyzing the timing, cost and amount of returned product. Assumptions and historical warranty experience are evaluated on at least a quarterly basis to determine the continued appropriateness of such assumptions. During the quarter ended September 30, 2013, we accrued additional warranty expense for our G4 PLATINUM system based on actual and expected warranty costs since the commercial launch in October 2012.
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
The following table represents our fair value hierarchy for our financial assets (cash equivalents and marketable securities) and liabilities measured at fair value on a recurring basis as of September 30, 2013 (in millions):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$25.9	$—	$25.9
Marketable securities, available for sale
U.S. government agencies	—	11.3	—	11.3
Corporate debt	—	2.9	—	2.9
Total marketable securities, available for sale	$—	$14.2	$—	$14.2
Restricted cash	$1.0	$—	$—	$1.0
Contingent consideration	$—	$—	$3.7	$3.7
The following table represents our fair value hierarchy for our financial assets (cash equivalents and marketable securities) and liabilities measured at fair value on a recurring basis as of December 31, 2012 (in millions):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$4.5	$—	$4.5
Marketable securities, available for sale
U.S. government agencies	—	31.8	—	31.8
Corporate debt	—	8.0	—	8.0
Commercial paper	—	0.8	—	0.8
Total marketable securities, available for sale	$—	$40.6	$—	$40.6
Restricted cash	$1.0	$—	$—	$1.0
Contingent consideration	$—	$—	$1.7	$1.7
The book values of cash equivalents, short-term marketable securities, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The book value of long-term debt approximates fair value. The fair value of long-term debt at September 30, 2013 and December 31, 2012 was based on quoted prices of similar instruments (Level 1).
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
The following table sets forth the change in the estimated fair value for our liabilities measured on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fair value measurement at the beginning of period	$2.7	$1.7	$1.7	$—
Contingent consideration recorded upon acquisition	—	—	—	2.2
Changes in fair value measurement included in operating expenses	1.0	0.3	2.0	0.9
Contingent consideration settled	—	—	—	(1.1)
Fair value measurement at end of period	$3.7	$2.0	$3.7	$2.0
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
Recent Accounting Guidance
Effective January 1, 2013, we adopted the Financial Accounting Standards Board ("FASB") authoritative guidance for Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI"), which requires an entity to report, in one place, information about reclassifications out of AOCI and to present reclassifications by component when reporting changes in AOCI balances. Other than additional disclosure requirements, the adoption of this guidance did not have a material impact on our consolidated financial statements. Reclassifications out of AOCI for the three and nine months ended September 30, 2013 and 2012 were not material.
In July 2013, the FASB issued authoritative guidance for Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. We intend to adopt this guidance at the beginning of our first quarter of fiscal year 2014, and do not believe the adoption of this guidance will have a material impact on our consolidated financial statements or related financial statement disclosures.
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
Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Options outstanding to purchase common stock	6.6	7.5	6.6	7.5
Unvested restricted stock units	3.7	3.0	3.7	3.0
Total	10.3	10.5	10.3	10.5
3. Financial Statement Details (in millions)
Short Term Marketable Securities, Available for Sale
Short term marketable securities, consisting solely of debt securities with contractual maturities of less than one year were as follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$11.3	$—	$—	$11.3
Corporate debt	2.9	—	—	2.9
Total	$14.2	$—	$—	$14.2

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$31.8	$—	$—	$31.8
Corporate debt	8.0	—	—	8.0
Commercial paper	0.8	—	—	0.8
Total	$40.6	$—	$—	$40.6
Inventory

	September 30, 2013	December 31, 2012
Raw materials	$3.5	$2.5
Work-in-process	1.3	0.4
Finished goods	5.2	4.5
Total	$10.0	$7.4
Accounts Payable and Accrued Liabilities

	September 30, 2013	December 31, 2012
Accounts payable trade	$3.8	$3.9
Accrued tax, audit, and legal fees	0.9	0.7
Clinical trials	—	0.1
Accrued other including warranty	5.6	2.8
Acquisition-related liabilities	2.3	1.2
Total	$12.6	$8.7

Accrued Warranty

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$0.3	$0.4	$0.3	$0.3
Charges to costs and expenses	2.1	0.4	3.5	1.4
Costs incurred	(1.1)	(0.5)	(2.5)	(1.4)
Ending balance	$1.3	$0.3	$1.3	$0.3
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
The aggregate debt issuance costs and fees incurred with respect to the issuance of the Loan Agreement were $1.1 million. These costs have been capitalized as debt issuance costs on our consolidated balance sheet as other assets. Fees related to the revolving line of credit are being amortized through the maturity date of November 2015. Issuance costs and fees related to the term loan are being amortized through the maturity date of November 2016 using the effective interest method. As of September 30, 2013, the remaining unamortized issuance costs and fees totaled $0.7 million. Principal repayment obligations under the Loan Agreement as of September 30, 2013 were as follows (in millions):

Fiscal Year Ending
Remainder of 2013	$0.2
2014	2.2
2015	2.3
2016	2.3
Total	$7.0
Leases
In April 2006, we entered into an office lease agreement for facilities located in San Diego, California. In August 2010, we entered into a First Amendment to Office Lease (the “Lease Amendment”) with respect to facilities in the buildings at 6340 Sequence Drive and 6310 Sequence Drive, each in San Diego, California (the “Buildings”). Under the Lease Amendment, we leased additional space in the Buildings. The lease term for the Buildings extends through November 2016 and we have an option to renew the lease upon the expiration of the initial term for an additional five years. These facility leases have annual rental increases ranging from approximately 2.5% to 4.0%. The difference between the straight-line expense over the term of the lease and actual amounts paid are recorded as deferred rent. In September 2008, our subsidiary in Sweden entered into a three-year lease for a small shared office space, which was renewed for a three-year term and has a quarterly adjustment clause for rent to increase or decrease in proportion to changes in consumer prices. In July 2012, our subsidiary SweetSpot entered into a five-year lease for a small office space in a multi-tenant commercial building. Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances, under all lease agreements as of September 30, 2013 were as follows (in millions):

Fiscal Year Ending
Remainder of 2013	$0.7
2014	2.7
2015	2.7
2016	2.6
Total	$8.7
Total rent expense for the three and nine months ended September 30, 2013 was $0.7 million and $2.2 million, respectively, compared to $0.6 million and $1.7 million for the same periods of 2012.
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
In connection with this litigation, two of the seven patents that are the subject of the litigation have reexamination requests on appeal at the Patent Office. Certificates of Reexamination were issued for four of the seven patents and a Notice of Intent to Issue a Reexamination Certificate was issued for the seventh patent in August 2013. In many of these reexamination proceedings, Abbott filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we presented, seeking to amend certain claims to overcome the prior art we presented, canceling claims and/or seeking to add new claims.
In addition, since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed 38 reexamination requests seeking to invalidate 31 of our patents. Four of the 38 reexamination requests are in various stages at the Patent Office, and 33 have been issued a Certificate of Reexamination (one Reexamination Request was denied). We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid. Additionally, Abbott has filed an Opposition to four of our European patents.

Although it is our position that Abbott's assertions of infringement have no merit, and that the potential interference and reexamination requests by Abbott have no merit, neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation, potential interference or reexamination requests can be assessed, and as of September 30, 2013, no amounts have been accrued.

From time to time, we are subject to various claims and suits arising out of the ordinary course of business, including commercial and employment related matters. We do not expect that the resolution of these matters would have a material adverse effect on our consolidated financial position.

Purchase Commitments
We are party to various purchase arrangements related to our manufacturing and development activities including materials used in our glucose monitoring systems. As of September 30, 2013, we had purchase commitments with vendors totaling $12.5 million due within one year. There are no material purchase commitments due beyond one year.
5. Development and Other Agreements
Edwards Lifesciences LLC
On November 10, 2008, and as amended on May 5, 2009, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Edwards Lifesciences LLC (“Edwards”). Pursuant to the Collaboration Agreement, we and Edwards agreed to develop jointly and to market an in-hospital automatic blood glucose monitoring system. Under the terms of the Collaboration Agreement, as amended, Edwards paid us an upfront fee of $13.0 million in November 2008. In addition, we received $10.0 million, in total, for product development from 2009 through 2010. We will also receive either a profit-sharing payment of up to 10% on the product’s gross profits, or a royalty of up to 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license under our intellectual property to the critical care sector in the hospital market. Edwards will be responsible for global sales and marketing, and we will initially be responsible for manufacturing. Our development obligations under the Collaboration Agreement were completed in the fourth quarter of 2012, and there will no longer be any development grant and other revenue recognized in future periods related to consideration previously received under the Collaboration Agreement. We recorded $0.3 million and $1.0 million in development grant and other revenue related to consideration previously received under the Collaboration Agreement for development efforts for the three and nine months ended September 30, 2012.
Each of the milestones related to the Collaboration Agreement is considered to be substantive under the terms of the Collaboration Agreement and, at the outset of the agreement, we were entitled to receive up to $12.0 million in milestones related to regulatory approvals and manufacturing readiness, subject to reductions based on the timing of the receipt of approvals. However, we do not expect to receive all or any of such milestones based on regulatory and joint development delays. We did not recognize any consideration for milestones related to the Collaboration Agreement for the three and nine months ended September 30, 2013 and 2012.
Roche Diagnostics Operations, Inc.
On November 1, 2011, we entered into a non-exclusive Research and Development Agreement (the “Roche Agreement”) with Roche Diagnostics Operations, Inc. (“Roche”) to integrate a future generation of our continuous glucose monitoring technology with Roche’s next generation Accu-Chek insulin delivery system in the United States. On February 20, 2013, Roche provided us with notice that Roche was terminating the Roche Agreement in accordance with its terms. We received an initial payment of $0.5 million as a result of the execution of the Roche Agreement, and we received an additional $0.5 million upon agreement of a development and regulatory plan. We recorded $0.8 million in development grant and other revenue related to consideration previously received for development efforts for the nine months ended September 30, 2013, compared to $47,000 and $0.1 million for the three and nine months ended September 30, 2012. As a result of the termination of the Roche Agreement, we are no longer entitled to receive any further consideration for milestones or development activities pursuant to the Roche Agreement.
Tandem Diabetes Care, Inc.
On February 1, 2012, we entered into a non-exclusive Development and Commercialization Agreement (the “Tandem Agreement”) with Tandem Diabetes Care, Inc. (“Tandem”) to integrate a future generation of our continuous glucose monitoring technology with Tandem’s t:slim™ insulin delivery system in the United States. On January 4, 2013, the Tandem Agreement was amended to allow for the integration of our G4 PLATINUM system with Tandem's t:slim insulin delivery system in the United States. Under the terms of the Tandem Agreement, we are entitled to receive up to $1.0 million to offset certain development, clinical and regulatory expenses. We received an initial payment of $1.0 million as a result of the execution of the Tandem Agreement. We are also entitled to receive up to an additional $2.0 million upon the achievement of certain milestones related to regulatory submissions and approvals as set forth in the Tandem Agreement. Each of the milestones related to the Tandem Agreement is considered to be substantive. We did not recognize any consideration for milestones for the three and nine months ended September 30, 2013 and 2012. We recorded $0.1 million and $0.4 million in development grant and other revenue related to consideration previously received for development efforts for the three and nine months ended September 30, 2013, compared to $0.1 million and $0.2 million for the same periods in 2012.
The Leona M. and Harry B Helmsley Charitable Trust

In July 2013, we were awarded a $4.0 million grant (the "Helmsley Grant") from the Leona M. and Harry B. Helmsley Charitable Trust (the "Helmsley Trust") to accelerate the development of the sixth generation of our advanced glucose-sensing technologies (the "Gen 6 Sensor"). The funding is milestone-based and is contingent upon our meeting specific development milestones related to the Gen 6 Sensor over the next several years. During the three months ended September 30, 2013, $0.5 million of the Helmsley Grant was received. Upon successful commercialization of our Gen 6 Sensor, we are obligated to either (1) make royalty payments of up to $2.0 million per year for four years, or (2) at our sole election, make a one-time $6.0 million royalty payment. The Helmsley Grant funds will offset research and development expense as incurred and earned. For the three and nine months ended September 30, 2013, $0.1 million and $0.1 million of Helmsley Grant funds was earned.
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
Overview
We are a medical device company primarily focused on the design, development and commercialization of continuous glucose monitoring systems for ambulatory use by people with diabetes and for use by healthcare providers in the hospital for the treatment of people with and without diabetes. Unless the context requires otherwise, the terms "we," "us," "our," the "company," or "DexCom" refer to DexCom, Inc. and its subsidiaries.
Ambulatory Product Line: SEVEN® PLUS, G4® and DexCom G4® PLATINUM
We received approval from the Food and Drug Administration (“FDA”) and commercialized our first product in 2006. In 2007, we received approval and began commercializing our second generation system, the DexCom SEVEN®. We no longer market or provide support for the DexCom SEVEN system. In 2009 we received approval for our third generation system, the DexCom SEVEN® PLUS, which is designed for up to seven days of continuous use, and we began commercializing this product in the first quarter of 2009. On June 14, 2012, we received Conformité Européene Marking (“CE Mark”) approval for our fourth generation continuous glucose monitoring system, the DexCom G4® system, enabling commercialization of the DexCom G4 system in the European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize the CE Mark. On October 5, 2012, we received approval from the FDA for the DexCom G4 PLATINUM, which is designed for up to seven days of continuous use by adults with diabetes, and we began commercializing this product in the U.S. in the fourth quarter of 2012. On February 14, 2013, we received CE Mark approval for a pediatric indication for our DexCom G4 system, enabling us to market and sell this system in the European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize the CE Mark to persons two years old and older who have diabetes (hereinafter referred to as the "Pediatric Indication"), and we initiated a limited commercial launch in the second quarter of 2013. In connection with our receipt of CE Mark approval for the Pediatric Indication, we changed the name of the DexCom G4 system to the DexCom G4 PLATINUM system. We currently do not have approval of a Pediatric Indication in the United States. In the first quarter of 2013, we submitted a PMA supplement to the FDA seeking approval of a Pediatric Indication for the DexCom G4 PLATINUM system in the United States. During the third quarter of 2013, we submitted a PMA supplement to the FDA seeking an expanded indication for G4 PLATINUM for professional use. This expanded indication would allow health care professionals to purchase G4 PLATINUM devices for use with multiple patients. Healthcare professionals can use the insights gained from a G4 PLATINUM professional session to adjust therapy and to educate and motivate patients to modify their behavior after viewing the effects that specific foods, exercise, stress, and medications have on their glucose levels. Unless the context requires otherwise, the term "G4 PLATINUM" shall refer to the DexCom G4 and DexCom G4 PLATINUM systems that are commercialized by us in and outside of the United States.

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

With the approval of the DexCom G4 PLATINUM systems, we have reduced marketing and sales efforts related to SEVEN PLUS.
DexCom Share
During the third quarter of 2013, we submitted a PMA supplement to the FDA seeking approval of the DexCom Share system. Through secure wireless connections, DexCom SHARE notifies another person of a user's DexCom G4 PLATINUM sensor glucose information when the G4 PLATINUM Receiver is docked in the DexCom SHARE Cradle. DexCom SHARE provides secondary notification and does not replace real time continuous glucose monitoring or standard home blood glucose monitoring.
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
We are leveraging our technology platform to enhance the capabilities of our current products and to develop additional continuous glucose monitoring products. In 2008 and 2012, we entered into development agreements with Animas Corporation (“Animas”), a subsidiary of Johnson & Johnson, and with Tandem Diabetes Care, Inc. (“Tandem”), respectively. The purpose of each of these development relationships is to integrate our technology into the insulin pump product offerings of the respective partner, enabling the partner's insulin pump to receive glucose readings from our transmitter and display this information on the pump's screen. The Animas insulin pump product augmented with our sensor technology has been branded the Vibe®, and received CE Mark approval in May 2011, which allows Animas to market the Vibe in the countries that recognize CE Mark approvals.
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
As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare and Medicaid (“CMS”) released 2008 Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those customers covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices that includes our devices. As of November 2013, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our SEVEN PLUS and G4 PLATINUM systems by their members. Many of these coverage policies are restrictive in nature and require the patient to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. In addition, customers who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist customers in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create and liberalize coverage policies with third-party payors and expect to continue to do so in 2013. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, people with diabetes may not use them on a widespread basis.
We plan to develop future generations of technologies focused on improved performance and convenience and that will enable intelligent insulin administration. Over the longer term, we plan to develop networked platforms with open architecture, connectivity and transmitters capable of communicating with other devices. As an example, during the third quarter of 2013, we submitted a PMA supplement to the FDA for the DexCom Share System. Through secure wireless connections, DexCom SHARE notifies another person of a user's DexCom G4 PLATINUM sensor glucose information when the G4 PLATINUM Receiver is docked in the DexCom SHARE Cradle.
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
Product revenues are generated from the sale of durable continuous glucose monitoring systems (receivers and transmitters) and disposable sensors through a direct sales force in the United States as well as through distribution arrangements in the United States, Australia, New Zealand, and in portions of Europe, Latin America and the Middle East. The sensor is inserted by the user and is intended to be used continuously for up to seven days, after which it may be replaced with a new disposable sensor. Our transmitter and receiver are reusable. In the event we establish an installed base of customers using our products, we expect to generate an increasing portion of our revenues through recurring sales of our disposable sensors. We recognize product revenue generally upon shipment and our sales terms provide for customer payment at the time of order, payment due within negotiated contractual terms with insurance payors, or with the issuance of a purchase order or letter of credit for certain distributors and institutions.
As of September 30, 2013, we had an accumulated deficit of $472.8 million. We expect our losses to continue as we proceed with our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and convertible debt. In May 2011, we completed a follow-on public offering of 4,700,000 shares of our common stock for net proceeds of approximately $71.2 million. In November 2012, we entered into a loan and security agreement that provides for up to an aggregate of $35.0 million in credit facilities and term loans. In July 2013, we were awarded a $4.0 million grant from the Helmsley Trust to accelerate the development of the sixth generation of our advanced glucose-sensing technologies.
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
Cost of Sales
Product cost of sales includes direct labor and materials costs related to each product sold or produced, including assembly, test labor and scrap, as well as factory overhead supporting our manufacturing operations. Factory overhead includes facilities, material procurement and control, manufacturing engineering, quality assurance, supervision and management. These costs are primarily salary, fringe benefits, share-based compensation, facility expense, supplies and purchased services. A large portion of our costs are currently fixed due to our moderate level of production volumes compared to our potential capacity. All of our manufacturing costs are included in product cost of sales. Development and other cost of sales consists primarily of salaries, fringe, facilities, and supplies directly attributable to our development contracts.
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

Results of Operations
Quarter Ended September 30, 2013 Compared to September 30, 2012
Revenue, Cost of Sales and Gross Profit
Product revenues increased $21.4 million to $42.5 million for the three months ended September 30, 2013 compared to $21.1 million for the three months ended September 30, 2012 based primarily on increased sales volume of our durable systems and disposable sensors, due, in part, to the commercial launch in October 2012 of the G4 PLATINUM system. Product cost of sales increased $1.4 million to $14.8 million for the three months ended September 30, 2013 compared to $13.4 million for the three months ended September 30, 2012 primarily due to increased sales volume. The product gross profit of $27.7 million for the three months ended September 30, 2013 increased $20.0 million compared to $7.7 million for the same period in 2012, primarily due to increased revenue, the greater sales mix of our higher margin G4 PLATINUM system compared to our SEVEN PLUS system, and favorable manufacturing absorption related to building additional inventory required to meet increased future demand.
Development grant and other revenues decreased $1.6 million to $0.4 million for the three months ended September 30, 2013 compared to $2.0 million for the three months ended September 30, 2012. Development and other cost of sales decreased $0.8 million to $0.5 million for the three months ended September 30, 2013 compared to $1.3 million for the three months ended September 30, 2012. The decrease in development grant and other revenues during the three months ended September 30, 2013 was primarily due to the termination of the Roche Agreement in February 2013, and the completion of development activities under the Collaboration Agreement with Edwards. The decrease in costs associated with development was primarily due to fewer development obligations during the period with respect to our collaboration and development arrangements.
Research and Development. Research and development expense increased $1.5 million to $11.8 million for the three months ended September 30, 2013, compared to $10.3 million for the three months ended September 30, 2012. Significant elements of the increase in research and development costs included $0.7 million in additional share-based compensation and $0.5 million in additional salaries, bonus and payroll related costs.
Selling, General and Administrative. Selling, general and administrative expense increased $6.2 million to $21.6 million for the three months ended September 30, 2013, compared to $15.4 million for the three months ended September 30, 2012. The increase was primarily due to higher selling and information technology costs to support revenue growth and the continued commercialization of our products. Significant elements of the increase in selling, general, and administrative expenses included $1.8 million in additional salaries, bonus, and payroll related costs, $1.5 million in additional sales commissions, $0.9 million in additional share-based compensation costs, and $0.5 million in additional bad debt expense.
Interest Expense. Interest expense increased to $0.2 million for the three months ended September 30, 2013, compared to $1,000 for the three months ended September 30, 2012. The increase in interest expense was due to increased debt obligations under the loan and security agreement entered into in November 2012.
Nine Months Ended September 30, 2013 Compared to September 30, 2012
Revenue, Cost of Sales and Gross Profit
Product revenue increased $44.6 million to $105.8 million for the nine months ended September 30, 2013, compared to $61.2 million for the nine months ended September 30, 2012 based primarily on increased sales volume, due, in part, to the commercial launch in October 2012 of the G4 PLATINUM system. Product cost of sales increased $7.0 million to $40.9 million for the nine months ended September 30, 2013, compared to $33.9 million for the nine months ended September 30, 2012 primarily due to increased sales volume. The product gross profit of $64.9 million for the nine months ended September 30, 2013 increased $37.6 million compared to $27.3 million for the same period in 2012, primarily due to increased revenue, and the greater sales mix of our higher margin G4 PLATINUM system compared to our SEVEN PLUS system.
Development grant and other revenues decreased $2.9 million to $2.5 million for the nine months ended September 30, 2013, compared to $5.4 million for the nine months ended September 30, 2012. Development and other cost of sales decreased $2.3 million to $1.4 million for the nine months ended September 30, 2013, compared to $3.7 million for the nine months ended September 30, 2012. The decrease in revenues associated with development was primarily due to the termination of the Roche Agreement in February 2013, and the completion of development activities under the Collaboration Agreement with Edwards in the fourth quarter of 2012. The decrease in costs associated with development was primarily due to fewer development obligations during the period with respect to our collaboration and development arrangements.
Research and Development. Research and development expense increased $2.5 million to $32.2 million for the nine months ended September 30, 2013, compared to $29.7 million for the nine months ended September 30, 2012. The increase in research and development expense was primarily due to increased development efforts for our ambulatory products. Significant elements of increased research and development expense included $1.6 million in additional salaries, bonus, and payroll related costs and $1.6 million in additional share-based compensation, partially offset by $1.7 million in lower clinical trial expenses.
Selling, General and Administrative. Selling, general and administrative expense increased $13.7 million to $60.4 million for the nine months ended September 30, 2013, compared to $46.7 million for the nine months ended September 30, 2012. The increase was primarily due to higher selling and information technology costs to support revenue growth and the continued commercialization of our products. Significant elements of increased selling, general, and administrative expenses included $4.0 million in additional salaries, bonus, and payroll related costs, $2.5 million in additional sales commissions, $2.3 million in additional share-based compensation costs, $1.4 million in additional bad debt expense, $0.6 million in additional temporary employee costs, and $0.5 million in additional travel expenses.
Interest Expense. Interest expense increased to $0.6 million for the nine months ended September 30, 2013, compared to $2,000 for the nine months ended September 30, 2012. The increase in interest expense was primarily due to increased debt obligations under the loan and security agreement entered into in November 2012.
Income Tax Benefit. Income tax benefit was $35,000 for the nine months ended September 30, 2013, compared to $1.3 million for the nine months ended September 30, 2012. The decrease in income tax benefit was due to the acquisition of SweetSpot during the first quarter of 2012 and the release of the valuation allowance against some of our deferred tax assets.
Liquidity and Capital Resources
We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of September 30, 2013, we had an accumulated deficit of $472.8 million and had working capital of $54.3 million. Our cash, cash equivalents and short-term marketable securities totaled $47.6 million, excluding $1.0 million in restricted cash. To date, we have funded our operations primarily from the sale of equity and debt securities.
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

In July 2013, we were awarded a $4.0 million grant (the "Helmsley Grant") from the Leona M. and Harry B. Helmsley Charitable Trust (the "Helmsley Trust") to accelerate the development of the sixth generation of our advanced glucose-sensing technologies (the "Gen 6 Sensor"). The funding is milestone based and is contingent upon our meeting specific development milestones related to the Gen 6 Sensor over the next several years. Upon the successful commercialization of the Gen 6 Sensor, we are obligated to either (1) make royalty payments of up to $2.0 million per year for four years, or (2) at our sole election, make a one-time $6.0 million royalty payment.
Net Cash Used in Operating Activities. Net cash used in operating activities decreased $20.5 million to $2.0 million for the nine months ended September 30, 2013, compared to $22.5 million for the same period in 2012. The decrease in cash used in operations was primarily due to $18.8 million in lower net loss, and $5.4 million in higher non-cash charges primarily comprised of share-based compensation, partially offset by a one-time non-cash tax benefit of $1.3 million for the nine months ended September 30, 2012.
Net Cash Provided by Investing Activities. Net cash provided by investing activities decreased $1.4 million to $20.4 million for the nine months ended September 30, 2013, compared to $21.8 million for the same period of 2012. The decrease in cash provided by investing activities was due to a $47.8 million decrease in proceeds from the maturity of short-term marketable securities, offset by a $43.9 million decrease in cash used to purchase short-term marketable securities, and by the use of $5.6 million to purchase equipment to support manufacturing improvements for the nine months ended September 30, 2013, compared to $8.1 million for the same period of 2012.
Net Cash Provided by Financing Activities. Net cash provided by financing activities increased $4.0 million to $6.9 million for the nine months ended September 30, 2013, compared to $2.9 million for the same period of 2012. The increase was due to increased proceeds from the issuance of common stock pursuant to the exercise of then-outstanding stock options for the nine months ended September 30, 2013 compared to the same period of 2012.
Operating Capital and Capital Expenditure Requirements
We anticipate that we will continue to incur net losses as we incur expenses to continue to expand the commercialization of our approved products, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.
We believe that our cash, cash equivalents, short-term marketable securities balances, and projected cash contributions from existing partnership arrangements will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs through at least September 30, 2014. If our available cash, cash equivalents and short-term marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, there can be no assurance that we will be successful in obtaining additional cash contributions from future partnership arrangements. Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we are unable to obtain additional financing, we may be required to reduce planned increases in compensation related expenses or other operating expenses related to research, development, and commercialization activities, which could have an adverse impact on our ability to achieve our intended business objectives.
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
Contractual Obligations
We are party to various purchase arrangements related to components used in manufacturing and research and development activities. As of September 30, 2013, we had purchase commitments with certain vendors totaling approximately $12.5 million due within one year. There are no material purchase commitments due beyond one year.
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
Revenue Recognition
We sell our durable systems and disposable units through a direct sales force in the United States and through distribution arrangements in the United States, Australia, New Zealand, and in portions of Europe, the Middle East and Latin America. Components are individually priced and can be purchased separately or together. We receive payment directly from customers who use our products, as well as from distributors, organizations and third-party payors. Our durable system includes a reusable transmitter, a receiver, a power cord, data management software and a USB cable. Disposable sensors for use with the durable system are sold separately in packages of four. The initial durable system price is not dependent upon the purchase of any amount of disposable sensors.
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
We provide a “30-day money back guarantee” program whereby customers who purchase a durable system and a package of four disposable sensors may return the durable system for any reason within thirty days of purchase and receive a full refund of their purchase price. We accrue for estimated returns, refunds and rebates by reducing revenues and establishing a liability account at the time of shipment based on historical experience. At September 30, 2013 and 2012, we maintained a reserve balance of $15,000 and $1.2 million relating to this program. This decrease in reserves was due to additional reserves that were recorded at September 30, 2012 attributable to SEVEN PLUS sales due to receiving FDA approval of the G4 PLATINUM and commercial launch plans.
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
We shipped product directly to certain distributors’ customers and recognized $6.4 million and $17.0 million in revenue, which represents 15% and 16% of our total revenues for the three and nine months ended September 30, 2013, respectively, compared to $4.0 million and $11.6 million in revenue, which represents 17% and 17% of our total revenues for the same periods in 2012. With respect to other distributors that stock inventory of our product and fulfill orders from their inventory, we shipped product to these distributors and recognized $20.3 million and $46.4 million in revenue from these arrangements, which represents 47% and 43% of our total revenues for the three and nine months ended September 30, 2013, respectively, compared to $8.5 million and $23.0 million in revenue from these arrangements, which represents 37% and 35% of our total revenues for the same periods in 2012. We monitor shipments to, and on-hand inventory levels of, these distributors, and at September 30, 2013, these distributors had limited amounts of our product in their inventory.
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
Share-Based Compensation
We measure and recognize compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including employee stock options, restricted stock, restricted stock units and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. We utilize the Black-Scholes option-pricing model as our method of valuation for share-based awards granted and we use the grant date fair value of our common stock for valuing restricted stock unit awards. Our determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. We recorded $6.6 million and $18.0 million in share-based compensation expense during the three and nine months ended September 30, 2013, respectively, compared to $4.9 million and $13.9 million during the three and nine months ended September 30, 2012, respectively. At September 30, 2013, unrecognized estimated compensation costs related to unvested stock options and restricted stock units totaled $47.1 million and are expected to be recognized through 2017. We issued performance restricted stock units (the “Performance Awards”) in connection with our acquisition of SweetSpot. The performance targets for these Performance Awards are tied to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal years 2013 and 2014. We recognize expense for the Performance Awards when it is probable that the EBITDA targets will be met. At September 30, 2013, we had $1.3 million of unrecognized share-based compensation related to the Performance Awards. Compensation costs will be adjusted for future changes in estimated forfeitures.
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
Recent Accounting Guidance
Effective January 1, 2013, we adopted the FASB authoritative guidance for Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI"), which requires an entity to report, in one place, information about reclassifications out of AOCI and to present reclassifications by component when reporting changes in AOCI balances. Other than additional disclosure requirements, the adoption of this guidance did not have a material impact on our consolidated financial statements. Reclassifications out of AOCI for the three and nine months ended September 30, 2013 and 2012 were not material.
In July 2013, the FASB issued authoritative guidance for Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. We intend to adopt this guidance at the beginning of our first quarter of fiscal year 2014, and do not believe the adoption of this guidance will have a material impact on our consolidated financial statements or related financial statement disclosures.

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
In connection with this litigation, two of the seven patents that are the subject of the litigation have reexamination requests on appeal at the Patent Office. Certificates of Reexamination were issued for four of the seven patents and a Notice of Intent to Issue a Reexamination Certificate was issued for the seventh patent in August 2013. In many of these reexamination proceedings, Abbott filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we presented, seeking to amend certain claims to overcome the prior art we presented, canceling claims and/or seeking to add new claims.
In addition, since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed 38 reexamination requests seeking to invalidate 31 of our patents. Four of the 38 reexamination requests are in various stages at the Patent Office, and 33 have been issued a Certificate of Reexamination (one Reexamination Request was denied). We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid. Additionally, Abbott has filed an Opposition to four of our European patents.
Although it is our position that Abbott's assertions of infringement have no merit, and that the potential interference and reexamination requests by Abbott have no merit, neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation, potential interference or reexamination requests can be assessed, and as of September 30, 2013, no amounts have been accrued.
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
We expect that sales of our SEVEN PLUS and G4 PLATINUM systems, each of which consist of a handheld receiver, reusable transmitter and disposable sensor, will account for substantially all of our product revenue for the foreseeable future. We have relatively limited experience in selling our products and we might be unable to successfully expand the commercialization of our products on a wide scale for a number of reasons, including:

•
the recent approval to sell our G4 system in the European Union, Australia, New Zealand, and the countries in Asia and Latin America in June 2012 and approval for our G4 PLATINUM system in the United States in October 2012 means that we have limited experience selling our new G4 systems;

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
We have incurred net losses in each year since our inception in May 1999, including a net loss of $27.2 million for the nine months ended September 30, 2013. As of September 30, 2013, we had an accumulated deficit of $472.8 million. We have financed our operations primarily through private placements of our equity and debt securities and our public offerings, and have devoted a substantial portion of our resources to research and development relating to our continuous glucose monitoring systems, including our in-hospital product development, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of the SEVEN PLUS and G4 PLATINUM systems. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products, including our next generation sensor, and sensor augmented insulin pump collaborations. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public healthcare and medical device companies. As a result, we expect to continue to incur operating losses in the future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity.
Current uncertainty in global economic and political conditions makes it particularly difficult to predict product demand and other related matters and makes it more likely that our actual results could differ materially from expectations.
Our operations and performance depend on worldwide economic and political conditions, which have been adversely impacted by continued global economic uncertainty, concerns over the downgrade of U.S. sovereign debt and continued sovereign debt, monetary and financial uncertainties in Europe and other foreign countries and the recent U.S. federal government shutdown. These conditions have and may continue to make it difficult for our customers and potential customers to afford our products, and could cause our customers to stop using our products or to use them less frequently. If that were to occur, we would experience a decrease in revenue and our performance would be negatively impacted. In addition, the pressure on consumers to absorb more of their own health care costs has resulted in some cases in higher deductibles and limits on durable medical equipment, which may cause seasonality in purchasing patterns. Furthermore, during economic uncertainty, our customers have experienced job losses and may continue to experience issues gaining timely access to sufficient health insurance or credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our financial condition and operating results.
We may require additional funding to continue the commercialization of our SEVEN PLUS and G4 systems or the development and commercialization of our future generation and other continuous glucose monitoring systems, including the GlucoClear and our sensor augmented insulin pump systems developed in collaboration with Animas and Tandem.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our next generation ambulatory continuous glucose monitoring sensors and systems. For the nine months ended September 30, 2013, our net cash used in operating activities was $2.0 million, compared to $22.5 million for the same period in 2012, and as of September 30, 2013, we had working capital of $54.3 million which included $47.6 million in cash, cash equivalents and short-term marketable securities, and $1.0 million in restricted cash. We expect that our cash used by operations will decrease in each of the next several years, and, although (1) we completed a follow-on public offering of 4,700,000 shares of our common stock for net proceeds to the company of approximately $71.2 million in 2011, (2) have the ability to borrow up to an additional $28.0 million pursuant to the Loan and Security Agreement we entered into with Silicon Valley Bank and Oxford Finance in November 2012, and (3) we were awarded a $4.0 million grant from the Helmsley Trust in July 2013, we may need additional funds to continue the commercialization of our products and for the development and commercialization of our next generation sensors and systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

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
To achieve commercial success for the G4 PLATINUM and our future products, we must continue to develop and grow our sales and marketing organization and enter into partnerships or other arrangements to market and sell our products. We currently employ a small direct sales force to market our products in the United States. In the United States, our sales force calls directly on healthcare providers and people with diabetes throughout the country to initiate sales of our products. Our sales organization competes with the experienced, larger and well-funded marketing and sales operations of our competitors. We may not be able to successfully manage our increasingly dispersed sales force, or increase our product sales in the new territories. We have also entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. Our U.S. distribution partnerships are focused on accessing underrepresented regions and, in some instances, third-party payors that contract exclusively with distributors. Our European and other international distribution partners call directly on healthcare providers to market and sell our products in Europe, Australia, New Zealand, the Middle East and Latin America. Because of the competition for their services, we may be unable to partner with or retain additional qualified distributors. Further, we may not be able to enter into agreements with distributors on commercially reasonable terms, if at all.
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
We have entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. We have entered into a distribution agreement with RGH Enterprises, Inc. (“Edgepark”) as amended, pursuant to which we generated approximately 15% of our total revenue during the nine months ended September 30, 2013. There can be no assurances that this relationship will continue or that we will be able to maintain this volume of sales from this relationship in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. Additionally, to the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States, Europe or other countries, our product margins could be lower than if we directly marketed and sold our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and people with diabetes in Europe or other countries will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe or other countries. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.
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
As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare & Medicaid Services (“CMS”) in 2008 released Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those people with diabetes covered by third-party payors that have adopted policies for continuous glucose monitoring devices allowing for coverage of these devices if certain conditions are met. As of November 2013, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our products by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will be substantially dependent on whether third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on continuous glucose monitoring devices, those coverage policies frequently require significant medical documentation in order for policy holders to obtain reimbursement, and as a result, we have experienced difficulty in improving the efficiency of our customer service group. In addition, Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain additional reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as requiring prospective reimbursement and second opinions, purchasing in groups, or redesigning benefits. Furthermore, we are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our initial dependence on the commercial success of the SEVEN PLUS and G4 PLATINUM systems makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the SEVEN PLUS and G4 PLATINUM systems, people with diabetes may not use our products.
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
Our SEVEN PLUS and G4 PLATINUM systems are classified by the FDA as premarket approval (“PMA”) medical devices. The PMA process requires us to prove the safety and efficacy of our ambulatory system to the FDA's satisfaction. This process can be expensive, prolonged and uncertain, requires detailed and comprehensive scientific and human clinical data, and may never result in the FDA granting a PMA. On June 14, 2012, we received CE Mark approval for our fourth generation continuous glucose monitoring system, initially marketed under the name the "DexCom G4 system," enabling commercialization of the DexCom G4 system in the European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize the CE Mark. On October 5, 2012, we obtained FDA approval for the DexCom G4 PLATINUM system. On February 14, 2013, we received CE Mark approval of a Pediatric Indication for the DexCom G4 system, enabling us to market and sell the system in the European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize the CE Mark to persons two years old and older who have diabetes. In connection with our receipt of CE Mark approval for the Pediatric Indication, we changed the name of the DexCom G4 system to the DexCom G4 PLATINUM system. In the first quarter of 2013, we submitted a PMA supplement to the FDA seeking approval of a Pediatric Indication for the DexCom G4 PLATINUM system in the United States. During the third quarter of 2013, we submitted a PMA supplement to the FDA seeking an expanded indication for G4 PLATINUM for professional use. This expanded indication would allow health care professionals to purchase G4 PLATINUM devices for use with multiple patients.
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
In connection with this litigation, two of the seven patents that are the subject of the litigation have reexamination requests on appeal at the Patent Office. Certificates of Reexamination were issued for four of the seven patents and a Notice of Intent to Issue a Reexamination Certificate was issued for the seventh patent in August 2013. In many of these reexamination proceedings, Abbott filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we presented, seeking to amend certain claims to overcome the prior art we presented, canceling claims and/or seeking to add new claims. In addition, since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed 38 reexamination requests seeking to invalidate 31 of our patents. Four of the 38 reexamination requests are in various stages at the Patent Office, and 33 have been issued a Certificate of Reexamination (one Reexamination Request was denied). We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid. Additionally, Abbott has filed an Opposition to four of our European patents.
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
The market for glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In selling the SEVEN PLUS and G4 systems, we compete directly with Roche Diabetes Care, a division of Roche Diagnostics; LifeScan, Inc., a division of Johnson & Johnson; the MediSense and TheraSense divisions of Abbott Laboratories; and Bayer Corporation, each of which manufactures and markets products for the single-point finger stick device market. Collectively, these companies currently account for substantially all of the worldwide sales of self-monitored glucose testing systems. Several companies are developing or marketing short-term continuous glucose monitoring products that will compete directly with our products. To date, in addition to us, three other companies, Cygnus, Medtronic and Abbott, have received approval from the FDA to market continuous glucose monitors. We believe that one of the products, originally developed and marketed by Cygnus, is no longer actively marketed. Abbott has discontinued selling its Freestyle Navigator glucose monitoring system in the United States; however, Abbott filed a clinical study for home use of the Navigator II system in the United States and in October 2012 they initiated a limited launch of the Navigator II system in Europe. In addition, we believe that others, including Roche and Becton, Dickinson and Company, are developing invasive and non-invasive continuous glucose monitoring systems. Most of the companies developing or marketing competing devices are publicly traded or divisions of publicly traded companies, and these companies possess several competitive advantages, including:

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
We conduct limited commercial and marketing efforts in Europe, Australia, New Zealand, the Middle East and Latin America with respect to our G4 PLATINUM system and may seek to market our products in other regions in the future. Outside the United States, we can market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval in addition to other risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside the United States on a timely basis, or at all.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future. Since January 1, 2013, the closing price of our common stock on the NASDAQ Global Select Market has been as high as $30.88 per share and as low as $13.85 per share.
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

DEXCOM, INC. (Registrant)

Dated: November 6, 2013	By:	/s/ TERRANCE H. GREGG
Terrance H. Gregg, Chief Executive Officer

Dated: November 6, 2013	By:	/s/ JESS ROPER
Jess Roper, Chief Financial Officer