Form 10-K
period 2013-12-31
DEXCOM INC
filed 2014-02-20
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Yes  ☐    No  ☒
As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,564,116,891 based on the closing sales price as reported on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2014
Common stock, $0.001 par value per share	72,810,396 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.
Designated portions of the Proxy Statement relating to the 2014 Annual Meeting of the Stockholders (the “Proxy Statement”): Part III (Items 9, 10, 11, 12, and 13). Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

2

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
Ambulatory Product Line: SEVEN® PLUS, DexCom G4® and DexCom G4® PLATINUM
We received approval from the Food and Drug Administration (“FDA”) and commercialized our first product in 2006. In 2007, we received approval and began commercializing our second generation system, the DexCom SEVEN. We no longer market or provide support for the DexCom SEVEN system. In 2009 we received approval for our third generation system, the DexCom SEVEN PLUS, which is designed for up to seven days of continuous use, and we began commercializing this product in the first quarter of 2009. On June 14, 2012, we received Conformité Européene Marking (“CE Mark”) approval for our fourth generation continuous glucose monitoring system, the DexCom G4 system, enabling commercialization of the DexCom G4 system in the European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize the CE Mark. On October 5, 2012, we received approval from the FDA for the DexCom G4 PLATINUM, which is designed for up to seven days of continuous use by adults with diabetes, and we began commercializing this product in the U.S. in the fourth quarter of 2012. On February 14, 2013, we received CE Mark approval for a pediatric indication for our DexCom G4 system, enabling us to market and sell this system in the European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize the CE Mark to persons two years old and older who have diabetes (hereinafter referred to as the "Pediatric Indication"), and we initiated a limited commercial launch in the second quarter of 2013. In connection with our receipt of CE Mark approval for the Pediatric Indication, we changed the name of the DexCom G4 system to the DexCom G4 PLATINUM system. In the first quarter of 2013, we submitted a PMA supplement to the FDA seeking approval of a Pediatric Indication for the DexCom G4 PLATINUM system in the United States and on February 3, 2014, we received approval from the FDA. During the third quarter of 2013, we submitted a PMA supplement to the FDA seeking an expanded indication for the DexCom G4 PLATINUM for professional use. This expanded indication would allow healthcare professionals to purchase DexCom G4 PLATINUM devices for use with multiple patients. Healthcare professionals can use the insights gained from a DexCom G4 PLATINUM professional session to adjust therapy and to educate and motivate patients to modify their behavior after viewing the effects that specific foods, exercise, stress, and medications have on their glucose levels. Unless the context requires otherwise, the term "G4 PLATINUM" shall refer to the DexCom G4 and DexCom G4 PLATINUM systems that are commercialized by us in and outside of the United States.
As compared to the SEVEN PLUS, the G4 PLATINUM offers:

•	an improved sensor wire design that allows more scalable manufacturing;

•	a smaller, sleeker receiver that is capable of displaying data in color;

•	a new transmitter design that offers improved communication range with the receiver that allows for improved data capture;

•
additional user interface and algorithm enhancements that are intended to make the user experience more customizable and to make its glucose monitoring function more accurate especially in the hypoglycemic range; and

•	the ability to market and sell to an expanded customer population due to the approval by the FDA of, and our obtaining a CE Mark for, a Pediatric Indication,

The approval of the G4 PLATINUM and the Pediatric Indication, by the FDA allows for the use of the G4 PLATINUM by persons two years old and older with diabetes to detect trends and track glucose patterns, to aid in the detection of hypoglycemia and hyperglycemia and to facilitate acute and long-term therapy adjustments. With the approval of the G4 PLATINUM systems in the United States, we have reduced marketing and sales efforts related to SEVEN PLUS.
DexCom SHARETM
During the third quarter of 2013, we submitted a PMA supplement to the FDA seeking approval of the DexCom SHARE remote monitoring system. Through secure wireless connections, DexCom SHARE notifies another person of a user's G4 PLATINUM sensor glucose information when the G4 PLATINUM Receiver is docked in the DexCom SHARE Cradle. DexCom SHARE provides secondary notification and does not replace real time continuous glucose monitoring or standard home blood glucose monitoring.
In-Hospital Product Line: GlucoClear®
To address the in-hospital patient population, we entered into an exclusive agreement with Edwards to develop jointly and market a specific product platform for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for the critical care market. On October 30, 2009, we received CE Mark approval for our first generation blood-based in-vivo automated glucose monitoring system, which we have branded the GlucoClear, for use by healthcare providers in the hospital, and in January 2013, Edwards received CE Mark approval for the second generation system. In partnership with Edwards, we initiated a very limited launch of the GlucoClear system in Europe in 2009, and Edwards initiated another limited launch in Europe of the second generation GlucoClear in 2013.
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
The International Diabetes Federation (“IDF”) estimates that in 2012, 371 million people around the world had diabetes, and the Centers for Disease Control (“CDC”) estimates that in 2010, diabetes affected 25.8 million people in the United States, of which 7.0 million were undiagnosed. IDF estimates that by 2035, the worldwide incidence of people suffering from diabetes will reach 592 million. The increased prevalence of diabetes is believed to be the result of an aging population, unhealthy diets and increasingly sedentary lifestyles. According to the CDC's National Vital Statistics Reports for 2010, diabetes was the seventh leading cause of death by disease in the United States. According to the Congressional Diabetes Caucus, diabetes is the leading cause of kidney failure, adult-onset blindness, lower-limb amputations, and significant cause of heart disease and stroke, high blood pressure and nerve damage. According to the IDF, there were an estimated 4.8 million deaths attributable to diabetes globally in 2012. The American Diabetes Association (“ADA”) Fast Facts, revised in March 2013, states that diabetes is the primary cause of death for more than 71,000 Americans each year, and contributes to the death of more than 231,000 Americans annually.
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

According to the ADA one in every five healthcare dollars was spent on treating diabetes in 2012, and the direct medical costs and indirect expenditures attributable to diabetes in the United States were an estimated $245 billion, an increase of $71 billion, or approximately 41%, since 2007. Of the $245 billion in overall expenses, the ADA estimated that approximately $176 billion were direct costs associated with diabetes care, chronic complications and excess general medical costs, and $69 billion were indirect medical costs. The ADA also found that average medical expenditures among people with diagnosed diabetes were 2.3 times higher than for people without diabetes in 2012. According to the IDF, expenditures attributable to diabetes were an estimated $471 billion globally in 2012. The IDF estimates that expenditures attributable to diabetes will grow to $627 billion globally by 2035.
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
We have built a direct sales organization to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. The approval by the FDA of a Pediatric Indication for our G4 PLATINUM system in February 2014 will now allow our sales organization to call on pediatric endocrinologists and pediatricians who can educate and influence adoption of continuous glucose monitoring by parents who have children aged two years or older with diabetes. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. To complement our direct sales efforts, we have entered into a limited number of U.S. and international distribution arrangements that allow distributors to sell our products. We believe our direct, highly specialized and focused sales organization is sufficient for us to support our sales efforts.
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
On October 5, 2012, we received FDA approval for the G4 PLATINUM system. On June 14, 2012, we received CE Mark approval for the G4 system, enabling commercialization of the DexCom G4 system in the European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize the CE Mark. Our G4 PLATINUM system features improved sensor reliability, stability and accuracy over the useful life of the sensor, and is suitable for large scale manufacturing. On February 14, 2013, we received CE Mark approval of a Pediatric Indication for the G4 PLATINUM, enabling us to market and sell that system in the European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize the CE Mark to persons two years old and older who have diabetes. On February 3, 2014, we obtained approval from the FDA of a Pediatric Indication for the DexCom G4 PLATINUM system in the United States. We also intend to seek a pregnancy indication (women who develop gestational diabetes during pregnancy) for our product platform in the future.

In March 2012, we acquired SweetSpot and SweetSpot became a wholly-owned subsidiary of DexCom. SweetSpot is a healthcare-focused information technology company with a platform for uploading and processing data from certain diabetes devices to advance the treatment of diabetes. SweetSpot specializes in turning raw output from certain devices into information for healthcare providers, users and researchers. Through our acquisition of SweetSpot, we have a software platform that enables our customers to aggregate and analyze data from certain diabetes devices and share it with their healthcare providers.
Our development timelines are highly dependent on our ability to achieve clinical endpoints and regulatory requirements and to overcome technology challenges, and our development timelines may be delayed due to extended regulatory approval timelines, scheduling issues with patients and investigators, requests from institutional review boards, sensor performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, the FDA may not approve our products, and even if approved, we may not achieve acceptance in the marketplace by physicians and people with diabetes.
As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare and Medicaid (“CMS”) released 2008 Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those customers covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices that includes our devices. As of February 2014, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our SEVEN PLUS and G4 PLATINUM systems by their members. Many of these coverage policies are restrictive in nature and require the patient to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. In addition, customers who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist customers in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create and liberalize coverage policies with third-party payors and expect to continue to do so in 2014. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, people with diabetes may not use them on a widespread basis.
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
Diabetes is typically classified into two major groups: Type 1 and Type 2. According to the ADA and JDRF, respectively, there are an estimated 1.3 million to 3.0 million Type 1 diabetes patients in the United States. Type 1 diabetes is an autoimmune disorder that usually develops during childhood and is characterized by an absence of insulin, resulting from destruction of the insulin producing cells of the pancreas. Individuals with Type 1 diabetes must rely on frequent insulin injections in order to regulate and maintain blood glucose levels. According to the ADA, there are approximately 25.8 million people with diabetes in the United States, of which approximately 24.5 million people have Type 2 diabetes. Type 2 diabetes is a metabolic disorder which results when the body is unable to produce sufficient amounts of insulin or becomes insulin resistant. Depending on the severity of Type 2 diabetes, individuals may require diet and nutrition management, exercise, oral medications or insulin injections to regulate blood glucose levels. We estimate that approximately 3.6 million Type 2 patients must use insulin to manage their diabetes.
There are various subgroups of people with diabetes, including in-hospital patients, who present significant management challenges. According to the ADA, diabetes related hospitalizations totaled 24.3 million days in 2007, an increase of 7.4 million days from 2002. Additionally, studies show that many hospital patients without diabetes suffer episodes of hyperglycemia. According to a Diabetes Care article, as of 1998, as many as 1.5 million hospitalized patients had significant hyperglycemia without a history of diabetes. A November 2001 article in the New England Journal of Medicine summarized a study of over 1,500 hospitalized patients, of which only 13% had diabetes, which concluded that intensive insulin therapy to maintain blood glucose levels within a target range reduced mortality among critically ill patients in the surgical intensive care unit and improved patient outcomes. An August 2010 Healthcare Cost and Utilization Project report on hospital utilization by patients with diabetes in 2008 reported there were over 7.7 million hospital stays for patients with diabetes as a principal or secondary diagnosis and 540,000 hospitals stays for patients with diabetes as a primary diagnosis. The mean length of stay for patients with diabetes was almost one day longer than for patients without diabetes contributing to a 25% increase in the mean cost of hospitalization. Stays involving patients with diabetes contributed almost $83.0 billion of hospital costs in the United States, which represents 23% of the total hospital costs in the United States.
According to the National Diabetes Education Program, about 75% of all newly diagnosed cases of Type 1 diabetes in the United States occur in juveniles younger than 18 years of age. According to JDRF, the incidence of Type 1 diabetes among children under the age of 14 is estimated to increase by approximately 3% annually worldwide. In addition, Type 2 diabetes is occurring with increasing frequency in young people. The increase in prevalence is related to an increase in obesity amongst children. According to the CDC, as of 2010, approximately one-third of children and adolescents in the United States were overweight or obese and childhood obesity has more than doubled in children and tripled in adolescents in the past 30 years.

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
Single Day Continuous Data

•
Inconvenience. The process of measuring blood glucose levels with single-point finger stick devices can cause significant disruption in the daily activities of people with diabetes and their families. People with diabetes using single-

point finger stick devices must stop whatever they are doing several times per day, self-inflict a painful prick and draw blood to measure blood glucose levels. To do so, people with diabetes must always carry a fully supplied kit that may include a spring-loaded needle, or lancet, disposable test strips, cleansing wipes, and the meter, and then safely dispose of the used supplies. This process is inconvenient and may cause uneasiness in social situations.

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

We believe a market opportunity exists for a glucose monitoring system that provides continuous glucose information, including trends, and that is convenient and easy to use. Several companies have attempted to address the limitations of single-point finger stick devices by developing continuous glucose monitoring systems. To date, in addition to DexCom, we are aware of two other companies, Medtronic, Inc. (“Medtronic”) and Abbott Diabetes Care, Inc. (“Abbott”), that have received approval from the FDA to market, and actively market, continuous glucose monitors. Abbott has discontinued selling its Freestyle Navigator glucose monitoring system in the United States; however, Abbott filed a clinical study for home use of the Navigator II system in the United States and in October 2012 they initiated a limited launch of the Navigator II system in Europe. In addition, we believe others, including Roche and Becton, Dickinson and Company, are developing invasive and non-invasive continuous glucose monitoring systems. Except for our SEVEN, SEVEN PLUS, and G4 PLATINUM, we believe that none of the products that have received FDA approval are labeled for more than six days of use. We also believe that none of the products that have received FDA approval are labeled for use as a replacement for single-point finger stick devices.
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

•
Access to Real-Time Values, Trend Information and Alerts. At the push of a button, people with diabetes can view their current glucose value, along with a graphical display of one-, three-, six-, twelve- or twenty-four-hour trend information. Without continuous monitoring, the individual is often unaware if his or her glucose is rising, declining or remaining constant. Access to continuous real-time glucose measurements provides people with diabetes information that may aid in attaining better glucose control. Additionally, our G4 PLATINUM alerts people with diabetes when their glucose levels approach inappropriately high or low levels so that they may intervene.

•
Intuitive User Interface. We have developed a user interface that we believe is intuitive and easy to use. The G4 PLATINUM receiver’s compact design includes user-friendly buttons, an easy-to-read color display, simple navigation tools, audible alerts and graphical display of trend information.

•
Convenience and Comfort. Our G4 PLATINUM provides people with diabetes with the benefits of continuous monitoring, without having to perform finger stick tests for every measurement. Additionally, the disposable sensor electrode that is inserted under the skin is a very thin wire, minimizing potential discomfort associated with inserting or wearing the disposable sensor. The external portion of the sensor, including the transmitter, is small, has a low profile and is designed to be easily worn under clothing. The wireless receiver is the size of a small digital music player and can be carried discreetly in a pocket or purse. We believe that convenience is an important factor in achieving widespread adoption of a continuous glucose monitoring system.
While we believe the G4 PLATINUM offers these advantages, people with diabetes may not perceive the benefits of continuous glucose monitoring and may be unwilling to change their current treatment regimens. Furthermore, we do not expect that our G4 PLATINUM will appeal to all types of people with diabetes. The G4 PLATINUM prompts a person with diabetes to insert a disposable sensor electrode under their skin at least every seven days, although we are aware of reports from the field that some individuals have been able to use sensors for periods longer than seven days. People with diabetes could find this process to be uncomfortable or inconvenient, and may be unwilling to insert a disposable sensor in their body, especially if their current diabetes management involves no more than two finger sticks per day. Additionally, the G4 PLATINUM (and our predecessor products) is not approved as a replacement device for single-point finger stick devices, must be calibrated initially using measurements from two single-point finger stick tests, and thereafter at least every 12 hours using single-point finger stick tests, and may be more costly to use.
Our Strategy
Our objective is to become the leading provider of continuous glucose monitoring systems and related products to enable people with diabetes to more effectively and conveniently manage their disease. We also seek to develop and commercialize products that integrate our continuous glucose monitoring technologies into the insulin pump delivery systems of Animas and Tandem, respectively. In addition, we designed, developed and commercialized, in collaboration with Edwards, the GlucoClear, which is a blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital for the treatment of patients with and without diabetes. To achieve these objectives, we are pursuing the following business strategies:

•
Establish our technology platform as the leading approach to continuous glucose monitoring and leverage our development expertise to rapidly bring products to market. We have developed proprietary core technology and expertise that provides a broad platform for the development of innovative products for continuous glucose monitoring. We received approval from the FDA and commercialized our first product in 2006. In 2007, we received approval and began commercializing our second generation system, the SEVEN. In 2009 we received approval for our third generation system, the SEVEN PLUS, which is designed for up to seven days of continuous use, and we began commercializing this product in the first quarter of 2009. On October 5, 2012, we received approval from the FDA for our fourth generation system, the DexCom G4 PLATINUM, which is designed for up to seven days of continuous use, and we began commercializing this product in the U.S. in the fourth quarter of 2012. We plan to continue to invest in the development of our technology platform and to obtain additional FDA approvals for our continuous glucose monitoring systems for both the ambulatory and in-hospital markets as well as for our integrated insulin pump delivery systems. We expect to continue to provide performance improvements, expanded indications and introduce new products to establish and maintain a leadership position in the market. In the future, we may develop our technology to support applications beyond glucose sensing.

•
Drive the adoption of our ambulatory products through a direct sales and marketing effort. We have a small direct field sales force to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. In addition, the FDA’s approval of a Pediatric Indication for the G4 PLATINUM in February 2014 will allow our direct field sales force to call on pediatric endocrinologists and pediatricians who can educate and influence parents to adopt continuous glucose monitoring for their children aged two years or older with diabetes. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. To complement our sales efforts, we have entered into distribution arrangements that allow distributors to sell our G4 PLATINUM. We currently sell the G4 PLATINUM only in the United States, Australia, New Zealand and in portions of Europe, Latin America and the Middle East, but plan to expand our sales elsewhere in the future.

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

•
Seek broad coverage policies and reimbursement for our products. Our approved products are not reimbursed by virtue of a national coverage decision by Medicare. As of February 2014, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. Many of these coverage policies, however, are restrictive in nature and require the policy holder to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. We have negotiated contracted rates with six of those third-party payors for the purchase of our products by their members. We currently employ in-house reimbursement expertise to assist people with diabetes in obtaining reimbursement from private third-party healthcare payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and both durable medical equipment contracts and pharmacy benefit contracts.

•
Drive increased utilization and adoption of our products through a cloud-based data repository platform. Through our acquisition of SweetSpot, we hope to develop a software platform that enables people with diabetes to aggregate and analyze data from numerous diabetes devices and share the data with their healthcare providers. We believe that by producing reports detailing metrics such as the individual’s glycemic variability that may be shared with physicians and caregivers will lead to better health outcomes, and we expect that as more people with diabetes adopt our system, that utilization of our sensors will increase.

•
Expand the use of our products to other patient care settings and patient demographics. On February 3, 2014, the FDA approved a Pediatric Indication for the G4 PLATINUM, enabling us to market and sell that system in the United States to persons two years old and older who have diabetes. We believe our sensor technology may also be beneficial to women who develop gestational diabetes during their pregnancy and we intend to seek approval for a pregnancy indication in the future. We believe there is an unmet medical need for continuous glucose monitoring in the hospital setting. According to the ADA, diabetes related hospitalizations totaled 24.3 million days in 2007, an increase of 7.4 million days from 2002. In addition, studies show that many hospital patients without diabetes suffer episodes of hyperglycemia. As of 1998, as many as 1.5 million hospitalized patients in the United States had significant hyperglycemia without a history of diabetes. A study of over 1,500 hospitalized patients, of which only 13% had a history of diabetes, concluded that intensive insulin therapy to maintain blood glucose levels reduced mortality among critically ill patients in the surgical intensive care unit and improved patient outcomes. To address this patient population, we entered into an exclusive agreement with Edwards to develop jointly and market a specific product platform for the in-hospital critical care glucose monitoring market.

•
Provide a high level of customer support, service and education. We support our sales and marketing efforts with a customer service program that includes customer training and support. We provide direct technical support by telephone 24 hours a day in the U.S. and Canada to customers, endocrinologists, physicians and diabetes educators to promote safe and successful use of our products.

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
In March 2009, the Federal Communications Commission (“FCC”) established a bifurcated Medical Implant Communications System (“MICS”) band which requires device manufacturers whose products will operate in the main MICS band to either manufacture their devices using listen-before-transmit technology, or to transmit on a side band outside the main MICS band at lower power. Although the SEVEN PLUS does not comply with existing MICS band listen-before-transmit requirements, the FCC granted a waiver to allow us to continue marketing and operating our SEVEN PLUS. Our G4 PLATINUM system does not operate within the MICS band and does not require a waiver.
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
Our Primary Commercial Products
Ambulatory Product Line: SEVEN PLUS, G4 and DexCom G4 PLATINUM
In 2009 we received approval for our third generation system, the DexCom SEVEN PLUS, which is designed for up to seven days of continuous use, and we began commercializing this product in the first quarter of 2009. On June 14, 2012, we received Conformité Européene Marking (“CE Mark”) approval for our fourth generation continuous glucose monitoring system, the DexCom G4 system, enabling commercialization of the DexCom G4 system in the European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize the CE Mark. On October 5, 2012, we received approval from the FDA for the DexCom G4 PLATINUM, which is designed for up to seven days of continuous use by adults with diabetes, and we began commercializing this product in the U.S. in the fourth quarter of 2012. On February 14, 2013, we received CE Mark approval for a Pediatric Indication, and we initiated a limited commercial launch in the second quarter of 2013. In connection with our receipt of CE Mark approval for the Pediatric Indication, we changed the name of the DexCom G4 system to the DexCom G4 PLATINUM system. On February 3, 2014, the FDA approved a Pediatric Indication for the DexCom G4 PLATINUM system in the United States. Unless the context requires otherwise, the term "G4 PLATINUM" shall refer to the DexCom G4 and DexCom G4 PLATINUM systems that are commercialized by us in and outside of the United States.
As compared to the SEVEN PLUS, the G4 PLATINUM offers:

•	an improved sensor wire design that allows more scalable manufacturing,

•	a smaller, sleeker receiver that is capable of displaying data in color,

•	a new transmitter design that offers improved communication range with the receiver which allows for improved data capture,

•
additional user interface and algorithm enhancements that are intended to make the user experience more customizable and to make its glucose monitoring function more accurate especially in the hypoglycemic range, and

•	the ability to market and sell to an expanded patient population due to the approval by the FDA of, and our obtaining a CE Mark for, a Pediatric Indication.
With the approval of the G4 PLATINUM systems, we have reduced marketing and sales efforts related to SEVEN PLUS. Each of the G4 PLATINUM and SEVEN PLUS systems must be prescribed by a physician and each includes a disposable sensor, a transmitter and a small handheld receiver. The SEVEN PLUS and G4 PLATINUM systems are indicated for use as adjunctive devices to complement, not replace, information obtained from standard home blood glucose monitoring devices and must be calibrated periodically using a standard home blood glucose monitor. The sensor is inserted by the user and is intended to be used continuously for up to seven days after which it is removed by the user and may be replaced by a new sensor. Our transmitter and receiver are reusable.
Products in Development
We are leveraging our technology platform to enhance the capabilities of our current products (including obtaining expanded indications of use) and to develop additional continuous glucose monitoring products. We plan to develop future generations of technologies focused on improved performance and convenience and that will enable intelligent insulin administration. Over the longer term, we plan to develop networked platforms with open architecture, connectivity and transmitters capable of communicating with other devices. We intend to seek a pregnancy indication for women who develop gestational diabetes during pregnancy in the future.
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
Sales and Marketing
We have built a direct sales organization to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. We employ approximately 96 direct sales personnel and continue to add to our sales and marketing organization as necessary to support the commercialization of our products. We believe that referrals by physicians and diabetes educators, together with self-referrals by customers, have driven and will continue to drive adoption of our G4 PLATINUM. We directly market our products in the United States primarily to endocrinologists, physicians and diabetes educators. The approval by the FDA of a Pediatric Indication for our G4 PLATINUM system in February 2014 will also allow our direct sales personnel to call on pediatric endocrinologists and pediatricians who can educate and influence adoption of continuous glucose monitoring by parents who have children aged two years or older with diabetes. Although the number of diabetes patients is significant, the number of physicians and educators influencing these patients is relatively small. As of 2008, there were an estimated 4,000 clinical endocrinologists in the United States. As a result, we believe our direct, highly specialized and focused sales organization is sufficient for us to support our sales efforts for the foreseeable future.
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
Several companies have attempted to address the limitations of single-point finger stick devices by developing continuous glucose monitoring systems. To date, in addition to DexCom, we are aware that two other companies, Medtronic, and Abbott, have received approval from the FDA to market, and actively market, continuous glucose monitors. Abbott has discontinued selling its Freestyle Navigator glucose monitoring system in the United States; however, Abbott filed a clinical study for home use of the Navigator II system in the United States and in October 2012 they initiated a limited launch of the Navigator II system in Europe. Except for our SEVEN, SEVEN PLUS, and G4 PLATINUM, we believe that none of the products that have received FDA approval are labeled for more than six days of use. We also believe that none of the FDA approved products are labeled for use as a replacement for single-point finger stick devices.
A number of companies, including Roche and Becton, Dickinson and Company, are developing next generation real-time continuous glucose monitoring or sensing devices and technologies as well as several other companies that are developing non-invasive continuous glucose monitoring products to measure the patient’s glucose level. The majority of these non-invasive technologies do not pierce the skin, but instead typically analyze signatures reflected back from energy that has been directed into the patient’s skin, tissue or bodily fluids.
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
Manufacturing
We currently manufacture our devices at our headquarters in San Diego, California. These facilities have more than 13,000 square feet of laboratory space and approximately 10,000 square feet of controlled environment rooms. In July 2012, the FDA completed an inspection of our facilities, and did not identify any observations or require any other types of corrective action. During a routine FDA post-approval facility inspection ending on November 7, 2013, the FDA issued a Form 483 with several observations regarding DexCom Medical Device Reporting (MDR) procedures and complaint reportability determinations. DexCom responded to the observations on November 26, 2013.
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
We manufacture our G4 PLATINUM systems with components supplied by outside vendors and with parts manufactured by us internally. Key components that we manufacture internally include our wire-based sensors for our G4 PLATINUM systems. The remaining components and assemblies are purchased from outside vendors. We then assemble, test, package and ship the finished G4 PLATINUM systems, which include a reusable transmitter, a receiver, and disposable sensors.
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
Third-Party Reimbursement
As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the CMS in 2008 released Alpha-Numeric HCPCS codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed due to a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to people with diabetes covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices. As of February 2014, the seven largest private third-party payors, in terms of the number of covered lives, have issued policies for the category of continuous glucose monitoring devices allowing for coverage of these devices if certain conditions are met. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our SEVEN PLUS and G4 PLATINUM systems by their members. Many of these coverage policies are restrictive in nature and require the policy holder to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. In addition, people with diabetes who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist people with diabetes in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create and liberalize coverage policies with third-party payors and expect to continue to do so throughout 2014. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, people without coverage who have diabetes may not use them on a widespread basis.
Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, their coverage policies may be restrictive, or they may not cover or provide adequate payment for our products. In order to obtain reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as requiring prospective reimbursement and second opinions, purchasing in groups, or redesigning benefits. Our initial dependence on the commercial success of our SEVEN PLUS and G4 PLATINUM systems makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for our products, our financial performance may be harmed.
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
Intellectual Property
Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patent, copyright and other intellectual property laws, trade secrets, nondisclosure agreements and other measures to protect our proprietary rights. As of February 2014, we had obtained 244 issued U.S. patents, and had 239 additional U.S. patent applications pending. We believe it will take up to five years, and possibly longer, for these pending U.S. patent applications to result in issued patents. As of February 2014, we have 20 international applications filed under the Patent Cooperation Treaty, 10 granted European patents, 52 European patent applications pending, 8 granted Japanese patents, 3 Japanese patent applications pending, 15 registered U.S. trademarks, 13 pending U.S. trademark applications, 9 registered European trademarks, 1 pending European trademark application, and 3 registered Japanese trademarks. We also have one pending trademark application in each of a number of countries in Asia, Latin America and the Middle East. In addition, a Madrid Protocol Trademark Registration is pending in each of a number of countries in Asia, Latin America, Europe and the Middle East. Our patents begin expiring in 2017.
Together, our patents and patent applications seek to protect aspects of our core membrane and sensor technologies, and our product concepts for continuous glucose monitoring. We believe that our patent position provides us with sufficient rights to protect our current and proposed commercial products. However, our patent applications may not result in issued patents, and any patents that have been issued or might be issued may not protect our intellectual property rights. Furthermore, our patents may not be upheld. Any patents issued to us may be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. The steps we have taken may not prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.
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
We are currently engaged in patent litigation with Abbott as further described in “Item 3. Legal Proceedings” of this Annual Report. In connection with this litigation four of Abbott’s seven patents that are the subject of the litigation have one or more associated reexamination requests in various stages at the U.S. Patent and Trademark Office (the "Patent Office"). The Patent Office’s decisions in the reexamination for two of these four patents were appealed to the Federal Circuit by Abbott. The Federal Circuit issued a decision recently vacating-in-part the Patent Office’s decisions and remanding the case back to the Patent Office for further proceedings. With respect to the remaining three of Abbott’s patents that are subject to the litigation, a Certificate of Reexamination issued for one of the patents in June 2012. We filed an inter partes reexamination request for this patent in September 2012, and the Patent Office has issued a final decision denying our request. Another patent has received a Notice of Intent to Issue a Certificate of Reexamination in September 2012. For the third patent, the Patent Office issued an Advisory Action in September 2012, and Abbott filed an Appeal Brief in January 2013. In many of these reexaminations, Abbott has filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we have presented, seeking to amend certain claims to overcome the prior art we have presented, canceling claims and/or seeking to add new claims.
Further, on December 31, 2013, Abbott filed a motion with the district court seeking to lift the stay of the two consolidated cases.  We filed an opposition to the motion on January 17, 2014, and Abbott filed a reply brief in support of its motion on January 29, 2014.  The court has taken the motion under submission, although it is not clear when it will issue a ruling. On December 31, 2013, Abbott filed a new complaint for patent infringement.  In that complaint, Abbott alleges that our products, including our SEVEN PLUS and G4 PLATINUM continuous glucose monitoring systems, infringe claims of United States Patent No. 8,175,673.  We filed an answer to the complaint on January 23, 2014.  On January 28, 2014, we also filed a motion to consolidate the newest case with the first two cases, and to stay the three cases pending conclusion of all pending reexamination proceedings in the Patent Office.
In addition, since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed 38 reexamination requests seeking to invalidate 31 of our patents. Seven of the 38 reexamination requests are in various stages at the Patent Office, and 30 have been issued a Certificate of Reexamination; one of the Abbott Reexamination Requests was refused by the Patent Office. We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid. Additionally, Abbott has filed an Opposition to six of our European patents, one of which was not defended and one of which was revoked.
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
Although it is our position that Abbott’s assertions of infringement have no merit, and that the potential interference, reexamination requests and opposition requests have no merit, the outcome of the litigation, and interference, reexamination or opposition requests cannot be assessed currently with certainty. We may not successfully defend ourselves against the claims made by Abbott, and we may not prevail in the litigation. If Abbott were to successfully seek an injunction, it could force us to stop making, using, selling or offering to sell our products. The technology at issue in our litigation with Abbott is currently used in our products, including our SEVEN PLUS and G4 PLATINUM systems, and the GlucoClear system. If we were forced to stop selling these products either as a result of an unfavorable outcome in the litigation or in connection with the grant of an injunction, our business and prospects would suffer. In addition, defending against this action, including any injunction action, could have a number of harmful effects on our business regardless of the final outcome of such litigation. For example, we have incurred, and expect to continue to incur significant costs in defending the action.
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
Our SEVEN PLUS and G4 PLATINUM have been classified as devices requiring PMA approval. A PMA application must be supported by valid scientific evidence, which typically requires extensive data, including technical, pre-clinical, clinical, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device. A PMA application also must include a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling. After a PMA application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA. In addition, the FDA generally will conduct a pre-approval inspection of the manufacturing facility to evaluate compliance with QSR, which requires manufacturers to implement and follow design, testing, control, documentation and other quality assurance procedures. In July 2012, the FDA completed an inspection of our facilities, and did not identify any observations or require any other types of corrective action. During a routine FDA post-approval facility inspection ending on November 7, 2013, the FDA made several observations regarding DexCom Medical Device Reporting (MDR) procedures and complaint reportability determinations.  DexCom responded to the observations on November 26, 2013.
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

•	regulatory inspections of our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials;

•	changes in governmental regulations or administrative actions applicable to our trial protocols;

•	the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or efficacy; and

•	the FDA concludes that our trial design is inadequate to demonstrate safety and efficacy.

In November 2011, SweetSpot received 510(k) clearance from the FDA to market to clinics a data management service, which helps healthcare providers and patients see, understand and use blood glucose meter data to diagnose and manage diabetes. SweetSpot’s data transfer service is registered with the FDA as a Medical Device Data System (“MDDS”) and allows researchers to control the transfer of data from certain diabetes devices to research tools and databases according to their own research workflows. Additional functions of, or intended uses for, the SweetSpot software platform will require us to obtain either 510(k) clearance or PMA approval from the FDA. To obtain 510(k) clearance, we must submit a pre-market notification demonstrating that the software system is substantially equivalent to a previously cleared 510(k) device or a pre-amendment device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA application. The FDA’s 510(k) clearance pathway generally takes from three to twelve months from the date the application is completed, but can take significantly longer. After a medical device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a significant change in its intended use, requires a new 510(k) clearance.
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
Fraud and Abuse Laws and Other Compliance Requirements
The healthcare industry is subject to various federal and state laws pertaining to healthcare fraud and abuse. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid.
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
FCPA. Additionally, the U.S. Foreign Corrupt Practices Act (“FCPA”) prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA would include interactions with certain healthcare professionals in many countries. Our present and future business has been and will continue to be subject to various other U.S. and foreign laws, rules and/or regulations.
Sunshine Act. Pursuant to the Patient Protection and Affordable Care Act that was signed into law in March 2010, the federal government enacted the Physician Payment Sunshine Act (the “Sunshine Act”). Beginning in 2013 and 2014, we are required to track and publicly report, respectively, gifts and payments made to physicians and teaching hospitals. Many of these requirements are new and uncertain, and failure to comply could result in a range of fines, penalties and/or other sanctions.

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
Employees
As of December 31, 2013, we had 646 full-time employees and 119 contract and temporary employees. Approximately 123 full-time employees are engaged in research and development, clinical, regulatory and quality assurance, 225 in manufacturing and 298 in selling, general and administrative functions. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good.
Available Information
Our Internet website address is www.dexcom.com. We provide free access to various reports that we file with or furnish to the SEC through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can be accessed through the investor relations section of our website, or through www.sec.gov. Also available on our website are printable versions of our Audit Committee charter, Compensation Committee charter, Nominating and Corporate Governance Committee charter, and Business Code of Conduct and Ethics. Information on our website does not constitute part of this Annual Report on Form 10-K or other report we file or furnish with the SEC. Stockholders may request copies of these documents from:
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
We expect that sales of our SEVEN PLUS and G4 PLATINUM systems, each of which consist of a handheld receiver, reusable transmitter and disposable sensor, will account for substantially all of our product revenue for the foreseeable future. We have relatively limited experience in selling our products and we might be unable to successfully expand the commercialization of our products on a wide scale for a number of reasons, including:

•
the approval to sell our G4 system in the European Union, Australia, New Zealand, and the countries in Asia and Latin America that recognize our CE Mark in June 2012 and approval for our G4 PLATINUM system in the United States in October 2012 means that we have limited experience selling our new G4 system;

•
the recent approval for a Pediatric Indication of our G4 PLATINUM system in the United States, European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize our CE Mark means that we have limited experience selling and marketing the DexCom G4 PLATINUM system to persons aged two to 17 years or their legal guardians;

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
We have incurred net losses in each year since our inception in May 1999, including a net loss of $29.8 million for the twelve months ended December 31, 2013. As of December 31, 2013, we had an accumulated deficit of $475.4 million. We have financed our operations primarily through private placements of our equity and debt securities and our public offerings, and have devoted a substantial portion of our resources to research and development relating to our continuous glucose monitoring systems, including our in-hospital product development, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of the SEVEN PLUS and G4 PLATINUM systems. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products, including our next generation sensor, and sensor augmented insulin pump collaborations. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public healthcare and medical device companies. As a result, we expect to continue to incur operating losses in the future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity.
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
We may require additional funding to continue the commercialization of our G4 systems or the development and commercialization of our future generation and other continuous glucose monitoring systems, including our sensor augmented insulin pump systems developed in collaboration with Animas and Tandem.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our next generation ambulatory continuous glucose monitoring sensors and systems. For the twelve months ended December 31, 2013, our operating activities generated $2.4 million in net cash, compared to $33.1 million used for the same period in 2012, and as of December 31, 2013, we had working capital of $61.0 million which included $54.6 million in cash, cash equivalents and short-term marketable securities, and $1.0 million in restricted cash. We expect that our cash used by operations will decrease in each of the next several years, and, although (1) have the ability to borrow up to an additional $28.0 million pursuant to the Loan and Security Agreement we entered into with Silicon Valley Bank and Oxford Finance in November 2012 and (2) we were awarded a $4.0 million grant from the Helmsley Trust in July 2013, we may need additional funds to continue the commercialization of our products and for the development and commercialization of our next generation sensors and systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

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
If we are presented with appropriate opportunities, we intend to acquire or make other investments in complementary companies, products or technologies. In March 2012, we acquired SweetSpot, our only acquisition to date. We may not realize the anticipated benefit of the acquisition of SweetSpot or any future acquisition, or the realization of the anticipated benefits may require greater expenditures than anticipated by us. We will likely face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of the operations and services of any acquired company, integration of acquired technology with our products, diversion of our management's attention from other business concerns, the potential loss of key employees or customers of the acquired businesses and impairment charges if future acquisitions are not as successful as we originally anticipate. If we fail to successfully integrate companies, products or technologies that we acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing shareholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets.
If we are unable to continue the development of an adequate sales and marketing organization, or if our direct sales organization is not successful, we may have difficulty achieving market awareness and selling our products.
To achieve commercial success for the G4 PLATINUM system and our future products, we must continue to develop and grow our sales and marketing organization and enter into partnerships or other arrangements to market and sell our products. We currently employ a small direct sales force to market our products in the United States. In the United States, our sales force calls directly on healthcare providers and people with diabetes throughout the country to initiate sales of our products. Our sales organization competes with the experienced, larger and well-funded marketing and sales operations of our competitors. We may not be able to successfully manage our dispersed sales force, or increase our product sales in the new territories. We have also entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. Our U.S. distribution partnerships are focused on accessing underrepresented regions and, in some instances, third-party payors that contract exclusively with distributors. Our European and other international distribution partners call directly on healthcare providers to market and sell our products in Europe, Australia, New Zealand, the Middle East and Latin America. Because of the competition for their services, we may be unable to partner with or retain additional qualified distributors. Further, we may not be able to enter into agreements with distributors on commercially reasonable terms, if at all.
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
We have entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. We have distribution agreements with Byram Healthcare and their subsidiaries ("Byram") and RGH Enterprises, Inc. (“Edgepark”), pursuant to which we generated approximately 15% and 14%, respectively, of our total revenue during the twelve months ended December 31, 2013. There can be no assurances that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. Additionally, to the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States, Europe or other countries, our product margins could be lower than if we directly marketed and sold our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and people with diabetes in Europe or other countries will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe or other countries. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.
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
As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare & Medicaid Services (“CMS”) in 2008 released Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those people with diabetes covered by third-party payors that have adopted policies for continuous glucose monitoring devices allowing for coverage of these devices if certain conditions are met. As of February 2014, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our products by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will be substantially dependent on whether third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on continuous glucose monitoring devices, those coverage policies frequently require significant medical documentation in order for policy holders to obtain reimbursement, and as a result, we have experienced difficulty in improving the efficiency of our customer service group. In addition, Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain additional reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as requiring prospective reimbursement and second opinions, purchasing in groups, or redesigning benefits. Furthermore, we are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our initial dependence on the commercial success of the SEVEN PLUS and G4 PLATINUM systems makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the SEVEN PLUS and G4 PLATINUM systems, people without coverage who have diabetes may not use our products.
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

We may never receive approval or clearance from the FDA and other governmental agencies to market our next generation ambulatory system, expanded indications for use of current and future generation ambulatory systems, the DexCom SHARE and SweetSpot software platforms or the GlucoClear system, our blood-based in-vivo automated glucose monitoring system, or any other continuous glucose monitoring system under development.
Our SEVEN PLUS and G4 PLATINUM systems are classified by the FDA as premarket approval (“PMA”) medical devices. The PMA process requires us to prove the safety and efficacy of our ambulatory system to the FDA's satisfaction. This process can be expensive, prolonged and uncertain, requires detailed and comprehensive scientific and human clinical data, and may never result in the FDA granting a PMA. On June 14, 2012, we received CE Mark approval for our fourth generation continuous glucose monitoring system, initially marketed under the name "DexCom G4 system," enabling commercialization of the DexCom G4 system in the European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize the CE Mark. On October 5, 2012, we obtained FDA approval for the DexCom G4 PLATINUM system. On February 14, 2013, we received CE Mark approval of a Pediatric Indication for the DexCom G4 system, enabling us to market and sell the system in the European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize the CE Mark to persons two years old and older who have diabetes. In connection with our receipt of CE Mark approval for the Pediatric Indication, we changed the name of the DexCom G4 system to the DexCom G4 PLATINUM system. On February 3, 2014, the Pediatric Indication was approved in the United States by the FDA. During the third quarter of 2013, we submitted a PMA supplement to the FDA seeking an expanded indication for G4 PLATINUM for professional use. This expanded indication would allow health care professionals to purchase G4 PLATINUM devices for use with multiple patients.
Animas has submitted an application to the FDA seeking approval of the VIBE system. Tandem intends to seek approval for the product that integrates our continuous glucose monitoring technology into Tandem's insulin delivery system. We cannot predict when, if ever, those products will be approved in the United States. We intend to seek either 510(k) clearances or PMA approvals for certain changes and modifications to SweetSpot's existing software platform, but cannot predict when, if ever, those changes and modifications will be approved.
In addition, we have completed the development of the second generation GlucoClear product with Edwards and they continue to develop regulatory pathways for the system. The 510(k) process would require us to establish (including through pre-clinical testing, bench testing, and/or potentially clinical data) that the GlucoClear system is substantially equivalent in terms of indication, technological characteristics, and performance to one or more legally marketed devices eligible to be cited as predicates in the 510(k) process. We cannot predict whether the FDA will classify the GlucoClear as a 510(k) product, nor can we predict when, if ever, the GlucoClear system will obtain FDA clearance or approval.
The FDA can refuse to grant the GlucoClear system 510(k) clearance or delay, limit or deny approval of a PMA application or supplement for many reasons, including:

•	the system may not be deemed by the FDA to be substantially equivalent to appropriate predicate devices;

•	the system may not satisfy the FDA's safety or efficacy requirements;

•	the data from pre-clinical studies and clinical trials may be insufficient to support approval;

•	the manufacturing process or facilities used may not meet applicable requirements; and

•	changes in FDA approval policies or adoption of new regulations may require additional data.
Even if approved or cleared by the FDA, future generations of our ambulatory system, expanded indications for use of current and future generation ambulatory systems, SHARE, SweetSpot, the GlucoClear system, or any other continuous glucose monitoring system under development, may not be approved or cleared for the indications that are necessary or desirable for successful commercialization. We may not obtain the necessary regulatory approvals or clearances to market these continuous glucose monitoring systems in the United States or outside of the United States. Any delay in, or failure to receive or maintain, approval or clearance for the next generation of our ambulatory system or the GlucoClear system, could prevent us from generating revenue from these products or achieving profitability.
If we are unable to successfully complete the pre-clinical studies or clinical trials necessary to support additional PMA or 510(k) applications or supplements, we may be unable to commercialize our continuous glucose monitoring systems under development, including future generations of our ambulatory system, ambulatory systems with expanded indications for use, DexCom SHARE, the GlucoClear system or our systems developed in collaboration with Animas and Tandem, which could impair our financial position.
Animas has submitted an application to the FDA seeking approval of the VIBE system, and Tandem intends to seek approval for the product that integrates our continuous glucose monitoring technology into Tandem's insulin delivery system . In addition, together with Edwards we continue to develop regulatory pathways for the GlucoClear system. The GlucoClear system may ultimately be classified by the FDA as either a 510(k) or PMA product, and we may consequently be requested to provide additional data in support of any GlucoClear application.
To support these and any future additional PMA or 510(k) applications or supplements, we, together with our partners, must successfully complete pre-clinical studies, bench-testing, and clinical trials that will demonstrate that the product is safe and effective. Product development, including pre-clinical studies and clinical trials, is a long, expensive and uncertain process and is subject to delays and failure at any stage. Furthermore, the data obtained from the studies and trials may be inadequate to support approval of a PMA or 510(k) application and the FDA may request additional clinical data in support of those applications, which may result in significant additional clinical expenses and may delay product approvals. While we have in the past obtained, and may in the future obtain, an Investigational Device Exemption (“IDE”) prior to commencing clinical trials for our continuous glucose monitoring systems, FDA approval of an IDE application permitting us to conduct testing does not mean that the FDA will consider the data gathered in the trial to be sufficient to support approval of a PMA or 510(k) application or supplement, even if the trial's intended safety and efficacy endpoints are achieved. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including 510(k) and PMA submissions, by hiring new investigators and increasing the frequency and scope of its inspections of manufacturing facilities. The FDA's Center for Devices and Radiological Health (“CDRH”) is contemplating significant changes to the 510(k) process, which could complicate the product approval process for certain of our and our partner’s products, although we cannot predict the effect of such procedural changes and cannot ascertain if such changes will have a substantive impact on the approval of our products or our partners’ products. If we fail to adequately respond to any changes to the 510(k) submission process and associated matters, our business may be adversely impacted.
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

•	regulatory inspections of our clinical trials or manufacturing facilities may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials;

•	changes in governmental regulations, policies or administrative actions applicable to our trial protocols;

•	the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or efficacy; and

•	the FDA concludes that our trial design is inadequate to demonstrate safety and efficacy.
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
In addition, the comprehensive healthcare reform legislation included an annual excise tax on the sale of medical devices equal to 2.3% of the price of the device starting on January 1, 2013, which does not include, under Internal Revenue Service (“IRS”) guidance, our existing SEVEN PLUS and G4 PLATINUM systems as they are deemed to be retail medical devices under such legislation. As a result, as of December 31, 2013, we believed that our current products were exempt from the excise tax. Notwithstanding our belief, if the IRS determined that this tax is applicable to our current or future products, our future operating results could be harmed, which in turn could cause the price of our stock to decline, Additionally, because of the uncertainty surrounding these issues, the impact of this tax has not been reflected in our forward guidance.
We conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.
The healthcare industry is subject to extensive foreign, federal, state and local laws and regulations, including those relating to:

•	billing for services;

•	financial relationships with physicians and other referral sources;

•	inducements and courtesies given to physicians and other health care providers and patients;

•	labeling products;

•	quality of medical equipment and services;

•	confidentiality, maintenance and security issues associated with medical records and individually identifiable health information;

•	medical device reporting;

•	anti-kickback:

•	any scheme to defraud any healthcare benefit program;

•	physician payment disclosure requirements;

•	false claims; and

•	professional licensure.
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

The FDA, the Office of Inspector General for the Department of Health and Human Services, the Department of Justice, states' attorneys general and other governmental authorities actively enforce the laws and regulations discussed above. In the U.S., medical device manufacturers have been the target of numerous government prosecutions and investigations alleging violations of law, including claims asserting impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of federal or state healthcare business, and submission of false claims for government reimbursement. As part of our compliance program, we have reviewed our sales contracts and marketing materials and practices to assure compliance with these federal and state laws, and inform employees and marketing representatives of the anti-kickback statute and their obligations thereunder. However, we cannot rule out the possibility that the government or other third parties could interpret these laws differently and challenge our practices under one or more of these laws.
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
We currently have limited resources, facilities and experience in commercially manufacturing sufficient quantities of product to meet expected demand. In the past, we have had difficulty scaling our manufacturing operations to provide a sufficient supply of product to support our commercialization efforts. From time to time, we have also experienced brief periods of backorder and, at times, have had to limit the efforts of our sales force to introduce our products to new customers. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. We have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts; however, there can be no assurances that supply will not be constrained in the future. In order to produce our products in the quantities we anticipate will be necessary to meet market demand, we will need to increase our manufacturing capacity by a significant factor over the current level. In addition, we will have to modify our manufacturing design, reliability and process if and when our next generation sensor technologies are approved and commercialized. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, materials procurement, manufacturing site expansion, problems with production yields and quality control and assurance. Developing commercial-scale manufacturing facilities will require the investment of substantial additional funds and the hiring and retention of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience. Also, the scaling of manufacturing capacity is subject to numerous risks and uncertainties, and may lead to variability in product quality or reliability, increased construction timelines, as well as resources required to design, install and maintain manufacturing equipment, among others, all of which can lead to unexpected delays in manufacturing output. In addition, any changes to our manufacturing processes may require FDA submission and approval and our facilities may have to undergo additional inspections by the FDA and corresponding state agencies. We may be unable to adequately maintain, develop and expand our manufacturing process and operations or obtain FDA and state agency approval of our facilities in a timely manner or at all. If we are unable to manufacture a sufficient supply of our current products or any future products for which we may receive approval, maintain control over expenses or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand and our business will suffer.
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
Since our commercial launch in 2006, we have experienced periodic field failures related to our products, including reports of sensor errors, sensor failures, broken sensors, receiver malfunctions and transmitter failures. We do not believe these failures necessitated device explant, other procedures, or non-standard clinical treatment or intervention. To comply with the FDA's medical device reporting requirements, we have filed reports of all such broken or lodged sensors. Although we believe we have taken and are taking appropriate actions aimed at reducing or eliminating field failures, there can be no assurances that we will not experience additional failures going forward.
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
Based on our experience, complications from use of our products may include sensor errors, sensor failures, broken sensors, lodged sensors or skin irritation under the adhesive dressing of the sensor. Inflammation or redness, swelling, minor infection, and minor bleeding at the sensor insertion site are also possible risks with an individual's use of the device. However, if unanticipated long-term side-effects result from the use of our products or other glucose monitoring systems under development, we could be subject to liability and our systems would not be widely adopted. With respect to our SEVEN PLUS and G4 PLATINUM systems, our clinical trials have been limited to seven days of continuous use. Additionally, we have limited clinical experience with repeated use of our products in the same patient. We cannot assure you that long-term use would not result in unanticipated complications. Furthermore, the interim results from our current pre-clinical studies and clinical trials may not be indicative of the clinical results obtained when we examine the patients at later dates. It is possible that repeated use of our products may result in unanticipated adverse effects, potentially even after the device is removed.
If we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.
Any product for which we obtain marketing approval will be subject to continual review and periodic inspections by the FDA and other regulatory bodies, which may include inspection of our manufacturing processes, post-approval clinical data and promotional activities for such product. The FDA's medical device reporting (“MDR”) regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury. We and our suppliers are also required to comply with the FDA's Quality System Regulation (“QSR”) and other regulations, which cover the methods and documentation of the design, testing, production, control, selection and oversight of suppliers or contractors, quality assurance, labeling, packaging, storage, complaint handling, shipping and servicing of our products. The FDA enforces the QSR through unannounced inspections. We currently manufacture our devices at our headquarters facilities in San Diego, California. In these facilities we have more than 13,000 square feet of laboratory space and approximately 10,000 square feet of controlled environment rooms. In July 2012, the FDA completed an inspection of our facilities and did not identify any observations or require any other types of corrective action. In February 2010, the FDA inspected our facility and issued a Form 483 identifying several inspectional observations. Subsequent to the inspection, we also received a warning letter from the FDA requiring us to file MDRs in accordance with the MDR regulations for complaints involving sensor wire fractures underneath a patient's skin. In response to the warning letter and the Form 483 inspectional observations, we took corrective action to address the observations to achieve substantial compliance with the FDA regulatory requirements applicable to a commercial medical device manufacturer and received written notification dated November 1, 2010 from the FDA that we adequately addressed all issues cited in the warning letter. During a routine FDA post-approval facility inspection ending on November 7, 2013, the FDA issued a Form 483 with several observations regarding DexCom Medical Device Reporting (MDR) procedures and complaint reportability determinations.  DexCom responded to the observations on November 26, 2013.
In March 2009, the Federal Communications Commission (“FCC”) established a bifurcated Medical Implant Communications System (“MICS”) band which requires device manufacturers whose products will operate in the main MICS band to either manufacture their devices using listen-before-transmit technology, or to transmit on a side band outside the main MICS band at lower power. Although the SEVEN PLUS does not comply with existing MICS band listen-before-transmit requirements, the FCC granted a waiver to allow continued operation of the SEVEN PLUS. Our G4 PLATINUM system does not operate within the MICS band and does not require a waiver.
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
As further described in Part I, Item 3 “Legal Proceedings” of this annual report, Abbott has filed certain patent infringement lawsuits against us, claiming that our continuous glucose monitor infringes certain patents held by Abbott. We requested, and the Patent Office granted, reexamination of each of the patents cited in this lawsuit. On September 30, 2007, the court granted our motion to stay the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against us.
In connection with this litigation, two of the seven patents that are the subject of the litigation have reexamination requests on appeal at the Patent Office. Certificates of Reexamination were issued for five of the seven patents. In many of these reexamination proceedings, Abbott filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we presented, seeking to amend certain claims to overcome the prior art we presented, canceling claims and/or seeking to add new claims. In addition, since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed 38 reexamination requests seeking to invalidate 31 of our patents. Three of the 38 reexamination requests are in various stages at the Patent Office, and 34 have been issued a Certificate of Reexamination (one Reexamination Request was denied). We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims.
On December 31, 2013, Abbott filed a motion with the district court seeking to lift the stay of the two consolidated cases.  We filed an opposition to the motion on January 17, 2014, and Abbott filed a reply brief in support of its motion on January 29, 2014.  The court has taken the motion under submission, although it is not clear when it will issue a ruling. On December 31, 2013, Abbott filed a new complaint for patent infringement.  In that complaint, Abbott alleges that our products, including our Seven Plus and G4 PLATINUM continuous glucose monitoring systems, infringe claims of United States Patent No. 8,175,673.  We filed an answer to the complaint on January 23, 2014.  On January 28, 2014, we also filed a motion to consolidate the newest case with the first two cases, and to stay the three cases pending conclusion of all pending reexamination proceedings in the Patent Office. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid. Additionally, Abbott has filed an Opposition to six of our European patents, one of which was not defended and one of which was revoked.
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
In addition, from time to time, we are subject to various claims and suits arising out of the ordinary course of business, including commercial or employment related matters. Although individually we do not expect these claims or suits to have a material adverse effect on the Company, in the aggregate they may divert significant time and resources from our staff.
Our inability to adequately protect our intellectual property could allow our competitors and others to produce products based on our technology, which could substantially impair our ability to compete.
Our success and our ability to compete are dependent, in part, upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, copyright and trademark law, and trade secrets and nondisclosure agreements to protect our intellectual property. However, such methods may not be adequate to protect us or permit us to gain or maintain a competitive advantage. Our patent applications may not issue as patents in a form that will be advantageous to us, or at all. Our issued patents, and those that may issue in the future, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products. In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the Patent Office, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011, the U.S. enacted sweeping changes to the U.S. patent system under the Leahy-Smith America Invents Act, including changes that would transition the U.S. from a “first-to-invent” system to a “first to file” system and alter the processes for challenging issued patents. These changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.
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
The market for glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In selling the SEVEN PLUS and G4 systems, we compete directly with Roche Diabetes Care, a division of Roche Diagnostics, LifeScan, Inc., a division of Johnson & Johnson, the MediSense and TheraSense divisions of Abbott Laboratories, and Bayer Corporation, each of which manufactures and markets products for the single-point finger stick device market. Collectively, these companies currently account for substantially all of the worldwide sales of self-monitored glucose testing systems. Several companies are developing or marketing short-term continuous glucose monitoring products that will compete directly with our products. To date, in addition to us, two other companies, Medtronic and Abbott, have received approval from the FDA to market, and actively market, continuous glucose monitors. Abbott has discontinued selling its Freestyle Navigator glucose monitoring system in the United States; however, Abbott filed a clinical study for home use of the Navigator II system in the United States and in October 2012, Abbott initiated a limited launch of the Navigator II system in Europe. In addition, we believe that others, including Roche and Becton, Dickinson and Company, are developing invasive and non-invasive continuous glucose monitoring systems. Most of the companies developing or marketing competing devices are publicly traded or divisions of publicly traded companies, and these companies possess several competitive advantages, including:

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
As a result, we may not be able to compete effectively against these companies or their products, which may adversely impact our business.
We have entered into a Collaboration Agreement with Edwards to develop jointly an in-hospital critical care automated blood glucose monitoring device, branded as the GlucoClear system, which may not result in a commercially viable product in the United States or generate of any future revenues.
On November 10, 2008, we entered into a Collaboration Agreement with Edwards pursuant to which we agreed to develop jointly and to market the GlucoClear system, a blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital critical care sector. Under the Collaboration Agreement, we may receive payments for various milestones related to regulatory approvals and commercial readiness of the product. In addition, we also expect to receive either a profit-sharing payment of 10% of the products' gross profits, or a royalty of 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license to our intellectual property that relates to blood-based glucose sensors in the critical care sector of the hospital market. However, this collaboration may not result in the development of products that achieve regulatory approval in the United States or commercial success, which would result in various penalties to us under the Collaboration Agreement, up to and including delay or loss of some or all of our milestone payments and rights to any profit-sharing or royalties. In October 2009, we received CE Mark approval for the first generation of the GlucoClear system that we developed in collaboration with Edwards. Although Edwards commenced market evaluations during 2009, this product has never generated significant revenue and we do not expect this product to generate significant revenue during 2014. In January 2013, Edwards received CE Mark approval for the second generation system and Edwards initiated another limited launch in Europe of the second generation GlucoClear system in 2013. We cannot predict whether the FDA will classify the GlucoClear as a 510(k) or PMA product, nor can we predict when, if ever, the GlucoClear will obtain FDA clearance or approval.
We enter into collaborations with third parties that may not result in the development of commercially viable products or the generation of significant future revenues.
In the ordinary course of our business, we enter into collaborative arrangements to develop new products and to pursue new markets, such as our agreements with Animas and Tandem, to integrate our continuous glucose monitoring technology into their respective insulin delivery systems. We have also entered into an OUS Commercialization Agreement, as amended, with Animas pursuant to which Animas retains the right to develop and market outside the United States an ambulatory insulin pump that is combined with our continuous glucose monitoring technology which has been branded the Vibe. In May 2011, we, together with Animas, received CE Mark certification for the Vibe, allowing it to be marketed in the countries that recognize CE Mark approval. Animas has also recently submitted an application to the FDA seeking approval of the VIBE system.
We also previously entered into collaborative agreements with Insulet and Roche neither of which resulted in the successful development of a commercially viable product or result in significant additional future revenues.
Many of the companies that we collaborate with are also competitors or potential competitors who may decide to terminate our collaborative arrangement. In the event of such a termination, we may be required to devote additional resources to product development and commercialization, we may need to cancel some development programs and we may face increased competition. Additionally, similar to the agreements with Insulet and Roche, collaborations may not result in the development of products that achieve commercial success and could be terminated prior to developing any products. Accordingly, we cannot assure you that any of our collaborations will result in the successful development of a commercially viable product or result in significant additional future revenues. In addition, our development timelines are highly dependent on our ability to achieve clinical endpoints and regulatory requirements and to overcome technology challenges, and may be delayed due to scheduling issues with patients and investigators, requests from institutional review boards, product performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, the FDA may not approve the combined products or may require additional product testing and clinical trials before approving the combined products, which would result in product launch delays and additional expense. If approved by the FDA, the combined products may not achieve acceptance in the marketplace by physicians and people with diabetes.
To date, no continuous glucose monitoring system, including our G4 PLATINUM system, has received FDA clearance as a replacement for single-point finger stick devices, and our G4 PLATINUM and future generations may never be approved for that indication.
The G4 PLATINUM system does not eliminate the need for single-point finger stick devices and our future products may not be approved for that indication. No precedent for FDA approval of continuous glucose monitoring systems as a replacement for single-point finger stick devices has been established. Accordingly, there is no established study design or agreement regarding performance requirements or measurements in clinical trials for continuous glucose monitoring systems. We have not yet filed for FDA approval for therapeutic or replacement claim labeling and we cannot assure you that we will not experience delays if we do file. If any of our competitors were to obtain replacement claim labeling for a continuous glucose monitoring system, our products may not be able to compete effectively against that system and our business would suffer.

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
We may be subject to claims against us even if the apparent injury is due to the actions of others or misuse of the device. Our customers, either on their own or following the advice of their physicians, may use our products in a manner not described in the products' labeling and that differs from the manner in which it was used in clinical studies and approved by the FDA. For example, our SEVEN PLUS and G4 PLATINUM systems are designed to be used by an individual continuously for up to seven days, but the individual might be able to circumvent the safeguards designed into the SEVEN PLUS and G4 PLATINUM systems and use the products for longer than seven days. Off-label use of products by customers is common, and any such off-label use of our products could subject us to additional liability. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial volunteers or result in reduced acceptance of our products in the market.
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
If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.
There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services promulgated patient privacy rules under HIPAA. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. If we are found to be in violation of the privacy rules under HIPAA, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

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
We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Despite the precautionary measures we have taken to prevent breakdowns in our information technology and telephone systems, if our systems suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may significantly suffer.
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
We conduct limited commercial and marketing efforts in Europe, Australia, New Zealand, the Middle East, Latin America and Asia with respect to our G4 PLATINUM system and may seek to market our products in other regions in the future. Outside the United States, we can market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval in addition to other risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside the United States on a timely basis, or at all.
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
If we are unable to successfully maintain effective internal control over financial reporting, investors may lose confidence in our reported financial information and our stock price and our business may be adversely impacted.
As a public company, we are required to maintain internal control over financial reporting and our management is required to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year. Additionally, we are required to disclose in our Annual Reports on Form 10-K our management’s assessment of the effectiveness of our internal control over financial reporting and a registered public accounting firm’s attestation report on this assessment. If we are not successful in maintaining effective internal control over financial reporting, there could be inaccuracies or omissions in the consolidated financial information we are required to file with the SEC. Additionally, even if there are no inaccuracies or omissions, we will be required to publicly disclose the conclusion of our management that our internal control over financial reporting or disclosure controls and procedures are not effective. These events could cause investors to lose confidence in our reported financial information, adversely impact our stock price, result in increased costs to remediate any deficiencies, attract regulatory scrutiny or lawsuits that could be costly to resolve and distract management’s attention, limit our ability to access the capital markets or cause our stock to be delisted from The NASDAQ Global Select Market or any other securities exchange on which it is then listed.
Valuation of share-based payments, which we are required to perform for purposes of recording compensation expense under authoritative guidance for share-based payment, involves assumptions that are subject to change and difficult to predict.
We record compensation expense in the consolidated statement of operations for share-based payments, such as employee stock options, restricted stock units and employee stock purchase plan shares, using the fair value method. The requirements of the authoritative guidance for share-based payment have and will continue to have a material effect on our future financial results reported under U.S. generally accepted accounting principles (“U.S. GAAP”) and make it difficult for us to accurately predict the impact on our future financial results.
For instance, estimating the fair value of share-based payments is highly dependent on assumptions regarding the future exercise behavior of our employees and changes in our stock price. The actual values realized upon the exercise, expiration, early termination or forfeiture of share-based payments might be significantly different than our estimates of the fair values of those awards as determined at the date of grant. If there are errors in our input assumptions for our valuations models, we may inaccurately calculate actual or estimated compensation expense for share-based payments.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future. Since January 1, 2013, the closing price of our common stock on the NASDAQ Global Select Market has been as high as $44.53 per share and as low as $13.85 per share.
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
Further, securities class action litigation has often been brought against public companies that experience periods of volatility in the market prices of their securities. Securities class action litigation could result in substantial costs and a diversion of our management's attention and resources.
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
Our revenues and operating results may fluctuate significantly from quarter to quarter. We believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied on as an indication of our future performance. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the trading price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include:

•	our inability to manufacture an adequate supply of product at appropriate quality levels and acceptable costs;

•	possible delays in our research and development programs or in the completion of any clinical trials;

•	a lack of acceptance of our products in the marketplace by physicians and people with diabetes;

•	the inability of customers to receive reimbursements from third-party payors;

•	failures to comply with regulatory requirements, which could lead to withdrawal of products from the market;

•	our failure to continue the commercialization of any of our continuous glucose monitoring systems;

•	competition;

•	inadequate financial and other resources; and

•	global economic conditions.
Failure to comply with covenants in our loan agreement with Silicon Valley Bank and Oxford Finance LLC could result in our inability to borrow additional funds and adversely impact our business.
We have entered into a loan and security agreement with the Silicon Valley Bank and Oxford Finance LLC to fund our business operations. This loan and security agreement imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of December 31, 2013, we were in compliance with the covenants imposed by the loan and security agreement. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
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
We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future and the terms of our loan and security agreement restrict our ability to declare or pay any dividends. As a result, stockholders may only receive a return on their investment in our common stock if the market price of our common stock increases.
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

We maintain our headquarters in San Diego, California in two leased facilities of approximately 128,815 square feet, which includes our laboratory, research and development, manufacturing and general administration functions. The lease for these facilities expires in 2016. We have the right to extend the term of this lease for one period of five years. In July 2012, the FDA completed an inspection of our facilities and did not identify any observations or require any other types of corrective action. During a routine FDA post-approval facility inspection ending on November 7, 2013, the FDA made several observations regarding Dexcom Medical Device Reporting (MDR) procedures and complaint reportability determinations.  Dexcom responded to the observations on November 26, 2013. In September 2008, our subsidiary in Sweden entered into a three-year lease for a small shared office space, which was renewed for a three-year term and has a quarterly adjustment clause for rent to increase or decrease in proportion to changes in consumer prices. In July 2012, our subsidiary SweetSpot entered into a five-year lease for a small office space in a multi-tenant commercial building in Portland, Oregon.

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
On December 31, 2013, Abbott filed a motion with the district court seeking to lift the stay of the two consolidated cases.  We filed an opposition to the motion on January 17, 2014, and Abbott filed a reply brief in support of its motion on January 29, 2014.  The court has taken the motion under submission, although it is not clear when it will issue a ruling. On December 31, 2013, Abbott filed a new complaint for patent infringement.  In that complaint, Abbott alleges that our products, including our SEVEN PLUS and G4 PLATINUM continuous glucose monitoring systems, infringe claims of United States Patent No. 8,175,673.  We filed an answer to the complaint on January 23, 2014.  On January 28, 2014, we also filed a motion to consolidate the newest case (case no. 1-13-cv-02105-GMS) with the first two cases (case nos.1:05-cv-00509-GMS and 1:06-cv-00514-GMS), and to stay the three cases pending conclusion of all pending reexamination proceedings in the Patent Office.
In connection with this litigation, two of the seven patents that are the subject of the litigation have reexamination requests on appeal at the Patent Office. Certificates of Reexamination were issued for five of the seven patents. In many of these reexamination proceedings, Abbott filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art we presented, seeking to amend certain claims to overcome the prior art we presented, canceling claims and/or seeking to add new claims.
In addition, since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed 38 reexamination requests seeking to invalidate 31 of our patents. Three of the 38 reexamination requests are in various stages at the Patent Office, and 34 have been issued a Certificate of Reexamination (one Reexamination Request was denied). We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid. Additionally, Abbott has filed an Opposition to six of our European patents, one of which was not defended and one of which was revoked.
Although it is our position that Abbott's assertions of infringement have no merit, and that the potential interference and reexamination requests by Abbott have no merit, neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation, potential interference or reexamination requests can be assessed, and as of December 31, 2013, no amounts have been accrued.
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

DexCom’s common stock is traded on the NASDAQ Global Select Market under the symbol “DXCM.” As of February 17, 2014, there were approximately 60 stockholders of record, excluding stockholders whose shares were held in nominee or street name by brokers. We have not paid any cash dividends, do not currently have plans to do so in the foreseeable future and the terms of our loan and security agreement restrict our ability to declare or pay any dividends.
The following table sets forth the high and low intraday sales price per share for DexCom’s common stock for the periods indicated:

	High	Low
Year Ended December 31, 2013
First Quarter	$17.16	$13.69
Second Quarter	$22.97	$15.04
Third Quarter	$29.24	$21.76
Fourth Quarter	$35.97	$26.68
	High	Low
Year Ended December 31, 2012
First Quarter	$11.90	$8.64
Second Quarter	$13.20	$9.36
Third Quarter	$15.08	$10.65
Fourth Quarter	$15.48	$12.03
Neither we nor any affiliated purchaser repurchased any of our equity securities in fiscal year 2013.
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
The consolidated statements of operations data for the years ended December 31, 2013, 2012, and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The statements of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 have been derived from our audited financial statements not included in this Annual Report. The following selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and related notes to those statements included elsewhere in this Annual Report.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in millions, except per share data)
Consolidated Statements of Operations Data:
Product revenue	$157.1	$93.0	$65.9	$40.2	$18.0
Development grant and other revenue	2.9	6.9	10.4	8.4	11.7
Total revenue	160.0	99.9	76.3	48.6	29.7
Product cost of sales	58.1	48.3	36.6	26.1	18.2
Development and other cost of sales	1.8	5.0	3.8	4.1	7.8
Total cost of sales	59.9	53.3	40.4	30.2	26.0
Gross profit (deficit)	100.1	46.6	35.9	18.4	3.7
Operating expenses:
Research and development	44.8	38.3	29.6	22.0	13.3
Selling, general and administrative	84.2	64.0	51.1	41.7	36.2
Total operating expenses	129.0	102.3	80.7	63.7	49.5
Operating loss	(28.9)	(55.7)	(44.8)	(45.3)	(45.8)
Interest and other income	—	0.1	0.1	0.1	0.3
Interest expense	(0.9)	(0.2)	—	(1.5)	(8.0)
Loss on debt extinguishment upon conversion of convertible debt	—	—	—	(8.5)	—
Loss before income taxes	(29.8)	(55.8)	(44.7)	(55.2)	(53.5)
Income tax expense (benefit)	—	(1.3)	—	—	—
Net loss	$(29.8)	$(54.5)	$(44.7)	$(55.2)	$(53.5)
Basic and diluted net loss per share attributable to common stockholders(1)	$(0.42)	$(0.79)	$(0.68)	$(0.97)	$(1.21)
Shares used to compute basic and diluted net loss per share attributable to common stockholders(1)	71.1	68.7	65.6	56.9	44.3

	As of December 31,
	2013	2012	2011	2010	2009
	(in millions)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$54.6	$48.7	$82.0	$47.1	$28.0
Working capital	61.0	58.1	89.8	50.2	18.1
Total assets	122.5	106.0	120.5	77.2	46.9
Long term obligations	6.3	9.5	1.3	1.0	46.6
Total stockholders’ equity (deficit)	84.1	77.0	104.5	61.0	(18.4)

(1)	See Note 2 of the notes to our consolidated financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are based upon current expectations. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including product performance, a lack of acceptance in the marketplace by physicians and customers, insufficient customer demand, the inability to manufacture products in commercial quantities at an acceptable cost, possible delays in our research and development programs, the inability of customers to receive reimbursements from third-party payors, the impact of competitive products and pricing, our ability to obtain regulatory approvals and introduce new products, other uncertainties related to regulatory processes, our ability to respond to changing laws and regulations affecting our industry and changing enforcement practices related thereto, inadequate financial and other resources, global economic conditions, and the other risks set forth below under “Risk Factors” and elsewhere in this report. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.
Overview
We are a medical device company focused on the design, development and commercialization of continuous glucose monitoring systems for ambulatory use by people with diabetes and for use by healthcare providers in the hospital for the treatment of people with and without diabetes. The majority of our product revenue comes from sales of our G4 PLATINUM ambulatory continuous glucose monitoring system, which we began commercializing in the fourth quarter of 2012. We also have received CE Mark approval for the GlucoClear in-hospital system, and in partnership with Edwards, we initiated a very limited launch of the first generation GlucoClear system in Europe in 2009 and Edwards initiated another limited launch in Europe of the second generation GlucoClear system in 2013.
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
As of December 31, 2013, we generated $431.1 million of product and development grant and other (non-product) revenue, and we have incurred net losses in each year since our inception in May 1999. As of December 31, 2013, we had an accumulated deficit of $475.4 million. We expect our losses to continue as we proceed with our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and debt. In November 2012, we entered into a loan and security agreement that provides for up to $35.0 million in credit facilities and term loans, with $28.0 million currently available. In July 2013, we were awarded a $4.0 million grant from the Helmsley Trust to accelerate the development of the sixth generation of our advanced glucose-sensing technologies.
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
Results of Operations
Fiscal year ended December 31, 2013 Compared to December 31, 2012
Revenue, Cost of Sales and Gross Profit
Product revenue increased $64.1 million to $157.1 million for the twelve months ended December 31, 2013, compared to $93.0 million for the twelve months ended December 31, 2012 based primarily on increased sales volume, due, in part, to the commercial launch in October 2012 of the G4 PLATINUM system. Product cost of sales increased $9.8 million to $58.1 million for the twelve months ended December 31, 2013, compared to $48.3 million for the twelve months ended December 31, 2012 primarily due to increased sales volume. The product gross profit of $99.0 million for the twelve months ended December 31, 2013 increased $54.3 million compared to $44.7 million for the same period in 2012, primarily due to increased revenue, and the greater sales mix of our higher margin G4 PLATINUM system compared to our SEVEN PLUS system.
Development grant and other revenues decreased $4.0 million to $2.9 million for the twelve months ended December 31, 2013, compared to $6.9 million for the twelve months ended December 31, 2012. Development and other cost of sales decreased $3.2 million to $1.8 million for the twelve months ended December 31, 2013, compared to $5.0 million for the twelve months ended December 31, 2012. The decrease in revenues associated with development was primarily due to the termination of the Roche Agreement in February 2013, and the completion of development activities under the Collaboration Agreement with Edwards in the fourth quarter of 2012. The decrease in costs associated with development was primarily due to fewer development obligations during the period with respect to our collaboration and development arrangements.
Research and Development. Research and development expense increased $6.5 million to $44.8 million for the twelve months ended December 31, 2013, compared to $38.3 million for the twelve months ended December 31, 2012. The increase in research and development expense was primarily due to increased development efforts for our ambulatory products. Significant elements of increased research and development expense included $3.0 million in additional salaries, bonus, and payroll related costs and $2.5 million in additional share-based compensation.
Selling, General and Administrative. Selling, general and administrative expense increased $20.2 million to $84.2 million for the twelve months ended December 31, 2013, compared to $64.0 million for the twelve months ended December 31, 2012. The increase was primarily due to higher selling and information technology costs to support revenue growth and the continued commercialization of our products. Significant elements of increased selling, general, and administrative expenses included $7.3 million in additional salaries, bonus, and payroll related costs, $3.4 million in additional share-based compensation costs, $3.2 million in additional sales commissions, and $1.5 million in additional bad debt expense.
Interest Expense. Interest expense increased to $0.9 million for the twelve months ended December 31, 2013, compared to $0.2 million for the twelve months ended December 31, 2012. The increase in interest expense was primarily due to increased debt obligations under the loan and security agreement we entered into in November 2012.
Income Tax Benefit. Income tax benefit was $12,000 for the twelve months ended December 31, 2013, compared to $1.3 million for the twelve months ended December 31, 2012. The decrease in income tax benefit was due to the acquisition of SweetSpot during the first quarter of 2012 and the release of the valuation allowance against some of our deferred tax assets.

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
Research and Development. Research and development expense increased $8.7 million to $38.3 million for the twelve months ended December 31, 2012, compared to $29.6 million for the twelve months ended December 31, 2011. The increase in research and development expense was primarily due to increased development efforts for our future generation ambulatory products and by decreased activity with respect to our development and collaboration agreements. Major elements of increased research and development costs include $3.2 million in additional salaries, bonus, and payroll related costs, $1.8 million in additional share-based compensation and $1.6 million in additional consulting costs.
Selling, General and Administrative. Selling, general and administrative expense increased $12.9 million to $64.0 million for the twelve months ended December 31, 2012, compared to $51.1 million for the twelve months ended December 31, 2011. The increase was primarily due to higher selling, marketing, and information technology costs to support revenue growth and the continued commercialization of our products. Major elements of increased selling, general, and administrative expenses include $3.7 million in higher salaries, bonus, and payroll related costs, $2.7 million in higher share-based compensation, and $1.8 million in higher sales commissions.
Interest and Other Income. Interest and other income was $0.1 million for each of the twelve months ended December 31, 2012 and 2011.
Interest Expense. Interest expense increased to $0.2 million for the twelve months ended December 31, 2012, compared to $11,000 for the twelve months ended December 31, 2011. The increase in interest expense was primarily due to the loan and security agreement we entered into in November 2012.
Income Tax Benefit. Income tax benefit was $1.3 million for the twelve months ended December 31, 2012, compared to none for the twelve months ended December 31, 2011. The increase in income tax benefit was primarily due to the acquisition of SweetSpot and the release of the valuation allowance against some of our deferred tax assets.
Liquidity and Capital Resources
We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of December 31, 2013, we had an accumulated deficit of $475.4 million and had working capital of $61.0 million. Our cash, cash equivalents and short-term marketable securities totaled $54.6 million, excluding $1.0 million in restricted cash. To date, we have funded our operations primarily through offerings of equity securities and debt.

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
Net Cash Provided by/Used in Operating Activities. Net cash used in operating activities decreased $35.5 million to $2.4 million provided for the twelve months ended December 31, 2013, compared to $33.1 million used for the same period in 2012.

The decrease in cash used in operations was primarily due to $24.7 million in lower net loss, and $8.4 million in higher non-cash charges primarily comprised of share-based compensation, partially offset by a one-time non-cash tax benefit of $1.3 million for the twelve months ended December 31, 2012.
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
Net Cash Provided by Investing Activities. Net cash provided by investing activities decreased $7.5 million to $20.9 million for the twelve months ended December 31, 2013, compared to $28.4 million for the same period of 2012. The decrease in cash provided by investing activities was due to a $59.2 million decrease in proceeds from the maturity of short-term marketable securities, offset by a $50.1 million decrease in cash used to purchase short-term marketable securities.
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
For the twelve months ended December 31, 2013, 2012 and 2011, we invested $7.9 million, $9.5 million and $8.0 million, respectively, to purchase equipment to support manufacturing improvements.
Net Cash Provided by Financing Activities. Net cash provided by financing activities increased $1.6 million to $11.8 million for the twelve months ended December 31, 2013, compared to $10.2 million for the same period of 2012. The increase was due to increased proceeds from the issuance of common stock pursuant to the exercise of then-outstanding stock options for the twelve months ended December 31, 2013 compared to the same period of 2012.
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
Operating Capital and Capital Expenditure Requirements
We anticipate that we will continue to incur net losses as we incur expenses and expand the commercialization of our approved products, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.
We believe that our cash, cash equivalents, short-term marketable securities balances, and projected cash contributions from existing partnership arrangements will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs through at least December 31, 2014. If our available cash, cash equivalents and short-term marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, there can be no assurance that we will be successful in obtaining additional cash contributions from future partnership arrangements. Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we are unable to obtain additional financing, we may be required to reduce planned increases in compensation related expenses or other operating expenses related to research, development, and commercialization activities, which could have an adverse impact on our ability to achieve our intended business objectives.

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
On March 6, 2012, we acquired SweetSpot. Through our acquisition of SweetSpot, we have a software platform that enables our customers to aggregate and analyze data from certain diabetes devices and to share it with their healthcare providers. In November 2011, SweetSpot received 510(k) clearance from the FDA to market to clinics a data management service, which helps healthcare providers and patients see, understand and use blood glucose meter data to diagnose and manage diabetes. SweetSpot’s data transfer service is registered with the FDA as a MDDS and allows researchers to control the transfer of data from certain diabetes devices to research tools and databases according to their own research workflows. SweetSpot’s software provides an advanced cloud-based platform for uploading, processing and delivering health data and transforms raw output from certain medical devices into useful information for healthcare providers, users and researchers.
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
In April 2006, we entered into an office lease agreement for facilities located in San Diego, California. In connection with the lease, we entered into a $0.7 million letter of credit to secure future payments under the lease and paid a security deposit in the amount of $0.1 million in April 2006. In August 2010, we entered into a First Amendment to Office Lease (the “Lease Amendment”) with respect to facilities in the buildings at 6340 Sequence Drive and 6310 Sequence Drive, each in San Diego, California (the “Buildings”). Under the Lease Amendment, we have leased approximately 128,815 square feet of space in the Buildings. The lease term for the Buildings extends through November 2016 and we have an option to renew the lease upon the expiration of the initial term for an additional five years. In September 2008, our subsidiary in Sweden entered into a three year lease for a small shared office space, which was renewed for a three-year term and has a quarterly adjustment clause for rent to increase or decrease in proportion to changes in consumer prices. In July 2012, our subsidiary SweetSpot entered into a five year lease for a small office space in a multi-tenant commercial building in Portland, Oregon. Excluding real estate taxes and operating costs, we are required to make total future monthly payments for all of our real estate obligations for the period from January 2014 through August 2017 totaling $8.0 million.
We are party to various purchase arrangements related to components used in manufacturing and research and development activities. As of December 31, 2013, we had purchase commitments with certain vendors totaling approximately $16.2 million due within one year. There are no material purchase commitments due beyond one year.
The following table summarizes our outstanding contractual obligations as of December 31, 2013 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$8.0	$2.7	$5.3	$—	$—
Long-term debt	6.8	2.2	4.6	—	—
Purchase commitments	16.2	16.2	—	—	—
Total	$31.0	$21.1	$9.9	$—	$—
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
We have entered into distribution agreements with Edgepark, Byram and other distributors that allow the distributors to sell our durable systems and disposable units. Revenue on product sales to distributors is generally recognized at the time of shipment, which is when title and risk of loss have been transferred to the distributor and there are no other post-shipment obligations. Revenue is recognized based on contracted prices and invoices are either paid by check following the issuance of a purchase order or letter of credit, or they are paid by wire at the time of placing the order. Terms of distributor orders are generally Freight on Board (“FOB”) shipping point (Free Carrier (“FCA”) shipping point for international orders). Distributors do not have rights of return per their distribution agreement outside of our standard warranty. The distributors typically have a limited time frame to notify us of any missing, damaged, defective or non-conforming products. For any such products, we shall either, at our option, replace the portion of defective or non-conforming product at no additional cost to the distributor or cancel the order and refund any portion of the price paid to us at that time for the sale in question.
We shipped product directly to certain distributors’ customers and recognized $23.4 million, $15.9 million and $14.5 million in revenue from these direct shipments, which represents 15%, 16% and 19% of our total revenues for the twelve months ended December 31, 2013, 2012 and 2011, respectively. With respect to other distributors that stock inventory of our product and fulfill orders from their inventory, we shipped product to these distributors and recognized $70.5 million, $30.7 million and $17.7 million in revenue from these arrangements, which represents 44%, 31% and 23% of our total revenues for the twelve months ended December 31, 2013, 2012 and 2011, respectively. We monitor shipments to, and on-hand inventory levels of, these distributors, and at December 31, 2013, these distributors had limited amounts of our product in their inventory.
We have collaborative license and development arrangements with strategic partners for the development and commercialization of products utilizing our technologies. The terms of these agreements typically include multiple deliverables by us (for example, license rights, provision of research and development services and manufacture of clinical materials) in exchange for consideration to us of some combination of non-refundable license fees, funding of research and development activities, payments based upon achievement of clinical development milestones and royalties in the form of a designated percentage of product sales or profits. With the exception of royalties, these types of consideration are classified as development grant and other revenue in our consolidated statements of operations and are generally recognized over the service period except for substantive milestone payments, which are generally recognized when the milestone is achieved. In determining whether each milestone is substantive, we considered whether the consideration earned by achieving the milestone should (i) be commensurate with either (a) our performance to achieve the milestone or (b) the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relate solely to past performance and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. We recognize royalties as product revenue in the period in which we obtain the royalty report, which is necessary to determine the amount of royalties we are entitled to receive.
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

Share-Based Compensation
We measure and recognize compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants including employee stock options, restricted stock, restricted stock units and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. We use the grant date fair value of our common stock for valuing restricted stock unit awards. Our determination of the fair value of share-based payment awards on the date of grant is affected by our stock price. We recorded $24.6 million, $18.4 million and $13.5 million in share-based compensation expense during the twelve months ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, unrecognized estimated compensation costs related to unvested stock options and restricted stock units totaled $42.8 million and are expected to be recognized through 2017. We issued performance restricted stock units (the “Performance Awards”) in connection with our acquisition of SweetSpot in March 2012. The performance targets for these Performance Awards are tied to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal years 2013 and 2014. We recognize expense for the Performance Awards when it is probable that the EBITDA targets will be met. At December 31, 2013, we had $1.3 million of unrecognized share-based compensation expense related to the Performance Awards. Compensation costs will be adjusted for future changes in estimated forfeitures.
Inventory
Inventory is valued at the lower of cost or market value on a part-by-part basis that approximates first in, first out. We make adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolete and potential scrapped inventories. Factors influencing these adjustments include inventories on hand and on order compared to estimated future usage and sales for existing and new products, as well as judgments regarding quality control testing data, and assumptions about the likelihood of scrap and obsolescence. Once written down the adjustments are considered permanent and are not reversed until the related inventory is sold or disposed.
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
Certain contingent consideration liabilities are classified within Level 3 of the fair value hierarchy because they use unobservable inputs. For those liabilities, fair value is determined using a probability-weighted discounted cash flow model, the significant inputs which, which include the probability and timing of achievement and the estimated discount rate, are not observable in the market.
Recent Accounting Guidance
Effective January 1, 2013, we adopted the FASB authoritative guidance for Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI"), which requires an entity to report, in one place, information about reclassifications out of AOCI and to present reclassifications by component when reporting changes in AOCI balances. Other than additional disclosure requirements, the adoption of this guidance did not have a material impact on our consolidated financial statements. Reclassifications out of AOCI for the twelve months ended December 31, 2013, 2012 and 2011 were not material.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

The information required is set forth under “Report of Independent Registered Public Accounting Firm,” “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Loss,” “Consolidated Statements of Stockholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” on pages F-2 to F-27 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and timely communicated to management, including our Chief Executive Officer and Chief Financial Officer, recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures. Based on their evaluation as of December 31, 2013, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date for this purpose.
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
Our management, with the participation of the Chief Executive and Chief Financial Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP an independent Public Registered Accounting firm, as stated in their report which is included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of DexCom, Inc.
We have audited DexCom, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). DexCom, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, DexCom, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DexCom, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of DexCom, Inc. and our report dated February 20, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Diego, California
February 20, 2014

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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

1. Financial Statements. The financial statements in Part II, Item 8 of this Annual Report are incorporated by reference.

2. Financial Statement Schedules.
For the three fiscal years ended December 31, 2013—Schedule II Valuation and Qualifying Accounts, the financial statements in Part II, Item 8 of this Annual Report are incorporated by reference.
Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing
3.01	Registrant’s Restated Certificate of Incorporation.	S-1/A	333-122454	March 3, 2005	3.03
3.02	Registrant’s Amended and Restated Bylaws.	8-K	000-51222	March 23, 2011	99.01
4.01	Form of Specimen Certificate for Registrant’s common stock.	S-1/A	333-122454	March 24, 2005	4.01
4.02	Second Amended and Restated Investors’ Rights Agreement, dated December 30, 2004.	S-1	333-122454	February 1, 2005	4.02
4.03	Form of Rights Agreement, between DexCom, Inc. and American Stock Transfer & Trust Company, including the Certificate of Designations of Series A Junior Participating Preferred Stock, Summary of Stock Purchase Rights and Forms of Right Certificate attached thereto as Exhibit A, B and C, respectively.	S-1/A	000-51222	March 24, 2005	4.03
10.01	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.	S-1	333-122454	February 1, 2005	10.01
10.02	1999 Stock Option Plan and related agreements.*	S-1	333-122454	February 1, 2005	10.02
10.03	2005 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreements.*	S-1/A	000-51222	March 24, 2005	10.03
10.04	2005 Employee Stock Purchase Plan and form of subscription agreement.*	S-1/A	000-51222	March 24, 2005	10.04
10.05	Agreement Regarding Terms of Sale dated May 23, 2003 between AMI Semiconductor, Inc. and DexCom, Inc.**	S-1/A	333-122454	April 5, 2005	10.10
10.06	Offer letter between DexCom, Inc. and Jorge Valdes dated October 16, 2005.*	10-K	000-51222	February 27, 2006	10.14
10.07	Office Lease Agreement, dated March 31, 2006, between DexCom, Inc. and Kilroy Realty, L.P.	8-K	000-51222	April 7, 2006	99.01
10.08	Offer letter between DexCom, Inc. and Steven R. Pacelli dated April 10, 2006.*	8-K	000-51222	April 13, 2006	99.01

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing
10.09	Collaboration Agreement, dated November 10, 2008 between DexCom, Inc. and Edwards Lifesciences LLC.**	8-K/A	000-51222	January 28, 2009	10.1
10.10	Amended and Restated Joint Development Agreement, dated January 12, 2009, between DexCom, Inc. and Animas Corporation.**	8-K/A	000-51222	January 28, 2009	10.1
10.11	OUS Commercialization Agreement, dated January 12, 2009, between DexCom, Inc. and Animas Corporation.**	8-K/A	000-51222	January 28, 2009	10.2
10.12	Form of Amended and Restated Executive Change of Control & Severance Agreement.*	10-K	000-51222	March 5, 2009	10.20
10.13	Amended and Restated Offer Letter Agreement dated December 19, 2008 between DexCom, Inc. and Terrance H. Gregg.*	10-K	000-51222	March 5, 2009	10.21
10.14	Letter Agreement, between Edwards Lifesciences LLC and DexCom, Inc., dated May 5, 2009.	10-Q	000-51222	August 3, 2009	10.22
10.15	Non-Exclusive Distribution Agreement, between RGH Enterprises, Inc. and DexCom, Inc., dated April 30, 2008.**	10-Q	000-51222	August 3, 2009	10.23
10.16	Letter of Amendment of the Amended and Restated Joint Development Agreement, between Animas Corporation and DexCom, Inc., dated July 30, 2009.**	10-Q	000-51222	November 4, 2009	10.24
10.17	Amendment No. 1 to the Commercialization Agreements, between Animas Corporation and DexCom, Inc., dated July 30, 2009.**	10-Q	000-51222	November 4, 2009	10.25
10.18	Amended and Restated Development, Manufacturing, Licensing and Supply Agreement, between DSM PTG, Inc. and DexCom, Inc., dated February 19, 2010.**	10-K	000-51222	March 9, 2010	10.25
10.19	Form of Restricted Stock Unit Award Agreement.	10-Q	000-51222	May 5, 2010	10.26
10.20	First Amendment to Office Lease between DexCom, Inc. and Kilroy Realty, L.P., dated August 18, 2010.	10-Q	000-51222	November 4, 2010	10.27
10.21	2005 Equity Incentive Plan, as amended.*	10-Q	000-51222	May 3, 2011	10.25
10.22	Amendment Number One to Non-Exclusive Distribution Agreement, between RGH Enterprises, Inc. and DexCom, Inc., dated March 29, 2011.**	10-Q/A	000-51222	July 1, 2011	10.26
10.23	Amendment No. 2 to the OUS Commercialization Agreement, between Animas Corporation and DexCom, Inc., dated June 7, 2011.**	10-Q	000-51222	August 3, 2011	10.27
10.24	Offer letter between DexCom, Inc. and Kevin Sayer dated May 3, 2011.*	10-Q	000-51222	August 3, 2011	10.28
10.25	Research and Development Agreement, between Roche Diagnostics Operations, Inc. and DexCom, Inc. dated November 1, 2011.**	10-K	000-51222	February 23, 2012	10.26

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing
10.26	Loan and Security Agreement by and among Silicon Valley Bank, Oxford Finance LLC, DexCom, Inc. and SweetSpot Diabetes Care, Inc. dated November 1, 2012.	10-K	000-51222	February 21, 2013	10.26
10.27	Amendment Number Two to Non-Exclusive Distribution Agreement between RGH Enterprises, Inc. and DexCom, Inc., dated March 28, 2013.**	10-Q	000-51222	May 1, 2013	10.27
10.28	Amendment Number Three to Non-Exclusive Distribution Agreement between RGH Enterprises, Inc. and DexCom, Inc., dated December 4, 2013.**					X
10.29
Non-Exclusive Distribution Agreement between Dexcom, Inc. and Diabetes Specialty Center, LLC dated October 12, 2009, as amended on September 30, 2010, October 11, 2011, November 14, 2012 and November 1, 2013.**
X
21.01	List of Subsidiaries.					X
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney. (See page 62 of this Form 10-K).					X
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Represents a management contract or compensatory plan.
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

DEXCOM, INC. (Registrant)

Dated: February 20, 2014	By:	/S/ JESS ROPER
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

Signature	Title	Date

/S/ TERRANCE GREGG	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2014
Terrance Gregg

/S/ KEVIN SAYER	President, Chief Operating Officer and Director	February 20, 2014
Kevin Sayer

/S/ JESS ROPER	Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2014
Jess Roper

/S/ JONATHAN LORD	Chairman of the Board of Directors	February 20, 2014
Jonathan Lord, M.D.

/S/ STEVE ALTMAN	Director	February 20, 2014
Steve Altman

/S/ NICHOLAS AUGUSTINOS	Director	February 20, 2014
Nicholas Augustinos

/S/ BARBARA KAHN	Director	February 20, 2014
Barbara Kahn

/S/ JAY SKYLER	Director	February 20, 2014
Jay Skyler, M.D.

/S/ ERIC TOPOL	Director	February 20, 2014
Eric Topol, M.D.

DEXCOM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of DexCom, Inc.
We have audited the accompanying consolidated balance sheets of DexCom, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DexCom, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DexCom, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
February 20, 2014

DexCom, Inc.
Consolidated Balance Sheets
(In millions—except par value data)

	As of December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$43.2	$8.1
Short-term marketable securities, available-for-sale	11.4	40.6
Accounts receivable, net	26.1	19.5
Inventory	9.0	7.4
Prepaid and other current assets	3.4	2.0
Total current assets	93.1	77.6
Property and equipment, net	20.7	18.9
Restricted cash	1.0	1.0
Intangible assets, net	3.6	4.2
Goodwill	3.2	3.2
Other assets	0.9	1.1
Total assets	$122.5	$106.0
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$14.1	$8.7
Accrued payroll and related expenses	15.1	9.2
Current portion of long-term debt	2.2	0.2
Current portion of deferred revenue	0.7	1.4
Total current liabilities	32.1	19.5
Other liabilities	1.7	2.1
Long-term debt, net of current portion	4.6	6.8
Long-term portion of deferred revenue	—	0.6
Total liabilities	38.4	29.0
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 shares authorized; no shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.001 par value, 100.0 authorized; 72.8 and 72.5 issued and outstanding, respectively, at December 31, 2013; and 69.7 and 69.5 shares issued and outstanding, respectively, at December 31, 2012	0.1	0.1
Additional paid-in capital	559.5	522.6
Accumulated other comprehensive loss	(0.1)	(0.1)
Accumulated deficit	(475.4)	(445.6)
Total stockholders’ equity	84.1	77.0
Total liabilities and stockholders’ equity	$122.5	$106.0
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(In millions—except per share data)

	Years Ended December 31,
	2013	2012	2011
Product revenue	$157.1	$93.0	$65.9
Development grant and other revenue	2.9	6.9	10.4
Total revenue	160.0	99.9	76.3
Product cost of sales	58.1	48.3	36.6
Development and other cost of sales	1.8	5.0	3.8
Total cost of sales	59.9	53.3	40.4
Gross profit	100.1	46.6	35.9
Operating expenses
Research and development	44.8	38.3	29.6
Selling, general and administrative	84.2	64.0	51.1
Total operating expenses	129.0	102.3	80.7
Operating loss	(28.9)	(55.7)	(44.8)
Interest and other income	—	0.1	0.1
Interest expense	(0.9)	(0.2)	—
Loss before income taxes	(29.8)	(55.8)	(44.7)
Income tax expense (benefit)	—	(1.3)	—
Net loss	$(29.8)	$(54.5)	$(44.7)
Basic and diluted net loss per share	$(0.42)	$(0.79)	$(0.68)
Shares used to compute basic and diluted net loss per share	71.1	68.7	65.6
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Loss
(In millions)

	Years Ended December 31,
	2013	2012	2011
Net loss	$(29.8)	$(54.5)	$(44.7)
Unrealized gain (loss) on short-term available-for-sale marketable securities	—	—	—
Foreign currency translation gain (loss)	—	—	(0.1)
Comprehensive loss	$(29.8)	$(54.5)	$(44.8)
See accompanying notes

DexCom, Inc.

Consolidated Statements of Stockholders' Equity
(In millions—except per share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2010	62.1	$0.1	$407.4	$(0.1)	$(346.4)	$61.0
Issuance of stock in follow-on offering in May 2011 at $15.19 per share for cash, net of offering costs of $0.2	4.7	—	71.2	—	—	71.2
Issuance of common stock under equity incentive plans	0.6	—	2.2	—	—	2.2
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	1.3	—	—	1.3
Share-based compensation for employee stock options and award grants	—	—	13.5	—	—	13.5
Net loss	—	—	—	—	(44.7)	(44.7)
Balance at December 31, 2011	67.5	0.1	495.6	(0.1)	(391.1)	104.5
Issuance of common stock under equity incentive plans	1.3	—	2.1	—	—	2.1
Issuance of common stock for Employee Stock Purchase Plan	0.2	—	1.5	—	—	1.5
Issuance of common stock for SweetSpot acquisition and milestone	0.5	—	5.0	—	—	5.0
Share-based compensation for employee stock options and award grants	—	—	18.4	—	—	18.4
Net loss	—	—	—	—	(54.5)	(54.5)
Balance at December 31, 2012	69.5	0.1	522.6	(0.1)	(445.6)	77.0
Issuance of common stock under equity incentive plans	2.8	—	10.2	—	—	10.2
Issuance of common stock for Employee Stock Purchase Plan	0.2	—	1.9	—	—	1.9
Share-based compensation for employee stock options and award grants	—	—	24.8	—	—	24.8
Net loss	—	—	—	—	(29.8)	(29.8)
Balance at December 31, 2013	72.5	$0.1	$559.5	$(0.1)	$(475.4)	$84.1

See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years Ended December 31,
	2013	2012	2011
Operating activities
Net loss	$(29.8)	$(54.5)	$(44.7)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	7.0	6.6	3.8
Share-based compensation	24.6	18.4	13.5
Accretion and amortization related to marketable securities, net	0.3	0.8	0.9
Amortization of debt issuance costs	0.4	0.1	—
Release of valuation allowance against deferred tax assets	—	(1.3)	—
Change in fair value of contingent consideration	2.5	0.7	—
Other non-cash expenses	0.2	—	—
Changes in operating assets and liabilities:
Accounts receivable	(6.5)	(7.0)	(5.9)
Inventory	(1.6)	0.7	(0.1)
Prepaid and other assets	(1.4)	(0.8)	1.2
Restricted cash	—	(0.1)	0.8
Accounts payable and accrued liabilities	2.4	0.3	1.0
Accrued payroll and related expenses	5.8	2.4	1.1
Deferred revenue	(1.2)	0.1	(1.6)
Deferred rent and other liabilities	(0.3)	0.5	(0.1)
Net cash provided by (used in) operating activities	2.4	(33.1)	(30.1)

Investing activities
Purchase of available-for-sale marketable securities	(16.3)	(66.4)	(102.7)
Proceeds from the maturity of available-for-sale marketable securities	45.1	104.3	64.3
Purchase of property and equipment	(7.9)	(9.5)	(8.0)
Net cash provided by (used in) investing activities	20.9	28.4	(46.4)
Financing activities
Net proceeds from issuance of common stock	12.0	3.6	74.7
Net proceeds from issuance of long-term debt	—	6.6	—
Repayment of long-term debt	(0.2)	—	—
Repayment of equipment loan	—	—	(0.5)
Net cash provided by financing activities	11.8	10.2	74.2
Increase in cash and cash equivalents	35.1	5.5	(2.3)
Cash and cash equivalents, beginning of period	8.1	2.6	4.9
Cash and cash equivalents, ending of period	$43.2	$8.1	$2.6
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$0.5	$—	$—
Supplemental disclosure of non-cash transactions
Issuance of common stock in connection with acquisition and contingent consideration	$—	$6.1	$—
See accompanying notes

DexCom, Inc.
Notes to Consolidated Financial Statements
December 31, 2013
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
Basis of Presentation
We have incurred operating losses since our inception and have an accumulated deficit of $475.4 million at December 31, 2013. As of December 31, 2013, we had available cash, cash equivalents and short-term marketable securities totaling $54.6 million, excluding $1.0 million of restricted cash, and working capital of $61.0 million. Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned increases in compensation related expenses or other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources will be sufficient to fund our operations through at least December 31, 2014.
Reclassifications
Certain reclassifications have been made to the prior period consolidated financial statements and notes to conform to the current year presentation. During 2013, we began classifying patent costs within general and administrative expense. Historically, we had included such costs in research and development. We reclassified amounts previously reported in the 2012 and 2011 Consolidated Statements of Operations to conform to current classification totaling $1.2 million and $1.2 million, respectively.
Principles of Consolidation
The consolidated financial statements include the accounts of DexCom and our wholly owned subsidiaries, DexCom AB and SweetSpot Diabetes Care, Inc. (“SweetSpot”). All significant intercompany balances and transactions have been eliminated in consolidation.
Segment Reporting
An operating segment is identified as a component of a business that has discrete financial information available, and one for which the chief operating decision maker must decide the level of resource allocation. In addition, the guidance for segment reporting indicates certain quantitative thresholds. The operations of SweetSpot, our subsidiary, does not meet the definition of an operating segment and are currently not material, but may become material in the future. We currently consider our operations to be, and manage our business as, one operating segment.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include excess or obsolete inventories, valuation of inventory, warranty accruals, clinical trial expenses, allowance for bad debt, accounting for the SweetSpot acquisition including contingent consideration, and share-based compensation expense.
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
Letters of Credit
At December 31, 2013 and 2012, we had irrevocable letters of credit outstanding with a commercial bank for approximately $0.7 million and $0.7 million, respectively, securing our facility leases. The letters of credit are secured by cash equivalents and an equal amount of restricted cash has been separately disclosed in the accompanying consolidated balance sheets.
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

	December 31,
	2013	2012
Customer A	19%	12%
Customer B	17%	20%
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
Share-Based Compensation
We recorded $24.6 million, $18.4 million and $13.5 million in share-based compensation expense during the twelve months ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, unrecognized estimated compensation costs related to unvested stock options and restricted stock units totaled $42.8 million and are expected to be recognized through 2017. We issued performance restricted stock units (the “Performance Awards”) in connection with our acquisition of SweetSpot in March 2012. The performance targets for these Performance Awards are tied to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal years 2013 and 2014. We recognize expense for the Performance Awards when it is probable that the EBITDA targets will be met. At December 31, 2013, we had $1.3 million of unrecognized share-

based compensation expense related to the Performance Awards. We use the grant date fair value of our common stock for valuing restricted stock unit awards. Our determination of the fair value of share-based payment awards on the date of grant is affected by our stock price. Compensation costs will be adjusted for future changes in estimated forfeitures.
Revenue Recognition
We sell our durable systems and disposable units through a direct sales force in the United States and through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, the Middle East and Latin America. Components are individually priced and can be purchased separately or together. We receive payment directly from customers who use our products, as well as from distributors, organizations and third-party payors. Our durable system includes a reusable transmitter, a receiver, a power cord, data management software and a USB cable. Disposable sensors for use with the durable system are sold separately in packages of four. The initial durable system price is not dependent upon the purchase of any amount of disposable sensors.
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
We have entered into distribution agreements with Edgepark, Byram and other distributors that allow the distributors to sell our durable systems and disposable units. Revenue on product sales to distributors is generally recognized at the time of shipment, which is when title and risk of loss have been transferred to the distributor and there are no other post-shipment obligations. Revenue is recognized based on contracted prices and invoices are either paid by check following the issuance of a purchase order or letter of credit, or they are paid by wire at the time of placing the order. Terms of distributor orders are generally Freight on Board (“FOB”) shipping point (Free Carrier (“FCA”) shipping point for international orders). Distributors do not have rights of return per their distribution agreement outside of our standard warranty. The distributors typically have a limited time frame to notify us of any missing, damaged, defective or non-conforming products. For any such products, we shall either, at our option, replace the portion of defective or non-conforming product at no additional cost to the distributor or cancel the order and refund any portion of the price paid to us at that time for the sale in question.
We shipped product directly to certain distributors’ customers and recognized $23.4 million, $15.9 million and $14.5 million in revenue, which represents 15%, 16% and 19% of our total revenues for the twelve months ended December 31, 2013, 2012 and 2011, respectively. With respect to other distributors that stock inventory of our product and fulfill orders from their inventory, we shipped product to these distributors and recognized $70.5 million, $30.7 million and $17.7 million in revenue from these arrangements, which represents 44%, 31% and 23% of our total revenues for the twelve months ended December 31, 2013, 2012 and 2011, respectively. We monitor shipments to, and on-hand inventory levels of, these distributors, and at December 31, 2013, these distributors had limited amounts of our product in their inventory.
One of our distributors, Byram, accounted for $24.3 million and $9.6 million in revenue, which represents 15% and 9% of our total revenues for the twelve months ended December 31, 2013 and 2012. Revenues from Byram in 2011 were immaterial. Another one of our distributors, Edgepark, accounted for $23.1 million, $14.8 million and $15.5 million in revenue, which represents 14%, 15% and 20% of our total revenues for the twelve months ended December 31, 2013, 2012 and 2011, respectively.
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
Warranty Accrual
Estimated warranty costs are recorded at the time of shipment. We estimate future warranty costs by analyzing historical warranty experience for the timing and amount of returned product, and these estimates are evaluated on at least a quarterly basis to determine the continued appropriateness of such assumptions.
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
Inventory
Inventory is valued at the lower of cost or market value on a part-by-part basis that approximates first in, first out. We make adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolete and potential scrapped inventories. Factors influencing these adjustments include inventories on hand and on order compared to estimated future usage and sales for existing and new products, as well as judgments regarding quality control testing data, and assumptions about the likelihood of scrap and obsolescence. Once written down the adjustments are considered permanent and are not reversed until the related inventory is sold or disposed.
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
We file income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. Due to net operating losses incurred, our income tax returns from inception to date are subject to examination by taxing authorities. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2013, we had no interest or penalties accrued for uncertain tax positions.
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
Certain contingent consideration liabilities are classified within Level 3 of the fair value hierarchy because they use unobservable inputs. For those liabilities, fair value is determined using a probability-weighted discounted cash flow model, the significant inputs, which include the probability and expected timing of achievement and the discount rate, are not observable in the market.
The following table represents our fair value hierarchy for our financial assets (cash equivalents, marketable securities and restricted cash) and liabilities measured at fair value on a recurring basis as of December 31, 2013 (in millions):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$28.7	$—	$28.7
Marketable securities, available for sale
U.S. government agencies	—	8.9	—	8.9
Corporate debt	—	2.5	—	2.5
Total marketable securities, available for sale	$—	$11.4	$—	$11.4
Restricted cash	$1.0	$—	$—	$1.0
Contingent consideration	$—	$—	$4.2	$4.2
The following table represents our fair value hierarchy for our financial assets (cash equivalents, marketable securities and restricted cash) and liabilities measured at fair value on a recurring basis as of December 31, 2012 (in millions):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$4.5	$—	$4.5
Marketable securities, available for sale
U.S. government agencies	—	31.8	—	31.8
Corporate debt	—	8.0	—	8.0
Commercial paper	—	0.8	—	0.8
Total marketable securities, available for sale	$—	$40.6	$—	$40.6
Restricted cash	$1.0	$—	$—	$1.0
Contingent consideration	$—	$—	$1.7	$1.7
The book values of cash equivalents, short-term marketable securities, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The book value of long-term debt approximates fair value due to the recent issuance.
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
The following table sets forth the change in the estimated fair value for our liabilities measured on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Twelve Months Ended December 31,
	2013	2012
Fair value measurement at the beginning of period	$1.7	$—
Contingent consideration recorded upon acquisition	—	2.2
Changes in fair value measurement included in operating expenses	2.5	0.6
Contingent consideration settled	—	(1.1)
Fair value measurement at end of period	$4.2	$1.7
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
Recent Accounting Guidance
Effective January 1, 2013, we adopted the Financial Accounting Standards Board ("FASB") authoritative guidance for Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI"), which requires an entity to report, in one place, information about reclassifications out of AOCI and to present reclassifications by component when reporting changes in AOCI balances. Other than additional disclosure requirements, the adoption of this guidance did not have a material impact on our consolidated financial statements. Reclassifications out of AOCI for the twelve months ended December 31, 2013, 2012 and 2011were not material.
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
Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in millions):

	Years Ended December 31,
	2013	2012	2011
Options outstanding to purchase common stock	5.8	7.4	7.8
Unvested restricted stock units	3.6	3.0	1.9
Total	9.4	10.4	9.7
3. Financial Statement Details (in millions)
Short Term Marketable Securities, Available for Sale

Short term marketable securities, consisting solely of debt securities with contractual maturities of less than one year were as follows:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$8.9	$—	$—	$8.9
Corporate debt	2.5	—	—	2.5
Total	$11.4	$—	$—	$11.4

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$31.8	$—	$—	$31.8
Corporate debt	8.0	—	—	8.0
Commercial paper	0.8	—	—	0.8
Total	$40.6	$—	$—	$40.6
Accounts Receivable

	December 31,
	2013	2012
Accounts receivable	$28.8	$20.7
Less allowance for doubtful accounts, sales returns and discounts	(2.7)	(1.2)
Total	$26.1	$19.5
Inventory

	December 31,
	2013	2012
Raw materials	$4.8	$2.5
Work-in-process	0.3	0.4
Finished goods	3.9	4.5
Total	$9.0	$7.4
Property and Equipment

	December 31,
	2013	2012
Furniture and fixtures	$2.6	$2.5
Computer equipment	15.2	12.0
Machinery and equipment	19.0	16.2
Leasehold improvements	10.5	9.3
Total	47.3	40.0
Accumulated depreciation and amortization	(26.6)	(21.1)
Property and equipment, net	$20.7	$18.9

Depreciation and amortization expense related to property and equipment for the twelve months ended December 31, 2013, 2012, and 2011 was $6.4 million, $6.1 million, and $3.8 million, respectively.
Goodwill and Intangible Assets

Goodwill and intangible assets as of December 31, 2013 consisted of the following (in millions, except months):

	Weighted-Average Amortization Period (in months)	Gross Amount	Accumulated Amortization	Intangible Assets, net
Intangible assets subject to amortization
Developed technology	109	$3.2	$(0.7)	$2.5
Customer-related intangible	70	0.6	(0.2)	0.4
Covenants not-to-compete	70	0.6	(0.2)	0.4
Total		$4.4	$(1.1)	$3.3
Intangible assets not subject to amortization
In-process research and development				0.2
Trademarks and trade names				0.1
Goodwill				3.2
Total				$3.5

Goodwill and intangible assets as of December 31, 2012 consisted of the following (in millions, except months):

	Weighted-Average Amortization Period (in months)	Gross Amount	Accumulated Amortization	Intangible Assets, net
Intangible assets subject to amortization
Developed technology	109	$3.2	$(0.3)	$2.9
Customer-related intangible	70	0.6	(0.1)	0.5
Covenants not-to-compete	70	0.6	(0.1)	0.5
Total		$4.4	$(0.5)	$3.9
Intangible assets not subject to amortization
In-process research and development				0.2
Trademarks and trade names				0.1
Goodwill				3.2
Total				$3.5

Total expense related to amortization of intangible assets was $0.6 million and $0.5 million for the twelve months ended December 31, 2013 and 2012, compared to none for 2011.

The following table sets forth the total future amortization expense related to intangible assets subject to amortization as of December 31, 2013:

Fiscal Year Ending
2014	$0.6
2015	0.7
2016	0.5
2017	0.5
2018	0.3
Thereafter through 2021	0.9

Total	$3.5

Accounts Payable and Accrued Liabilities

	December 31,
	2013	2012
Accounts payable trade	$4.2	$3.9
Accrued tax, audit, and legal fees	1.2	0.7
Clinical trials	0.3	0.1
Accrued other including warranty	4.8	2.8
Acquisition-related liabilities	3.6	1.2
Total	$14.1	$8.7
Accrued Payroll and Related Expenses

	December 31,
	2013	2012
Accrued paid time off	$2.7	$2.3
Accrued wages, bonus and taxes	11.3	6.1
Other accrued employee benefits	1.1	0.8
Total	$15.1	$9.2

Accrued Warranty

	Years Ended December 31,
	2013	2012
Beginning balance	$0.3	$0.3
Charges to costs and expenses	4.1	1.9
Costs incurred	(3.5)	(1.9)
Ending balance	$0.9	$0.3
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
The revolving line of credit is an interest-only financing that bears an interest rate equal to the prime rate plus 0.5% and requires repayment of principal at the maturity date of November 2015. Available funds, which were $15.0 million as of December 31, 2013, up to the borrowing base of 80% of eligible accounts receivables, under the revolving line of credit can be drawn at any time, and repaid funds can be redrawn. No amounts have been drawn against the revolving line of credit.
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

The aggregate debt issuance costs and fees incurred with respect to the issuance of the Loan Agreement were $1.1 million. These costs have been capitalized as debt issuance costs on our consolidated balance sheet as other assets. Fees related to the revolving line of credit are being amortized through the maturity date of November 2015. Issuance costs and fees related to the term loan are being amortized through the maturity date of November 2016 using the effective interest method. As of December 31, 2013, the remaining unamortized issuance costs and fees totaled $0.6 million. Principal repayment obligations under the Loan Agreement as of December 31, 2013 were as follows (in millions):

Fiscal Year Ending
2014	$2.2
2015	2.3
2016	2.3
Total	$6.8
Leases
In April 2006, we entered into an office lease agreement for facilities located in San Diego, California. In August 2010, we entered into a First Amendment to Office Lease (the “Lease Amendment”) with respect to facilities in the buildings at 6340 Sequence Drive and 6310 Sequence Drive, each in San Diego, California (the “Buildings”). Under the Lease Amendment, we leased additional space in the Buildings. The lease term for the Buildings extends through November 2016 and we have an option to renew the lease upon the expiration of the initial term for an additional five years. These facility leases have annual rental increases ranging from approximately 2.5% to 4.0%. The difference between the straight-line expense over the term of the lease and actual amounts paid are recorded as deferred rent. In September 2008, our subsidiary in Sweden entered into a three-year lease for a small shared office space, which was renewed for a three-year term and has a quarterly adjustment clause for rent to increase or decrease in proportion to changes in consumer prices. In July 2012, our subsidiary SweetSpot entered into a five-year lease for a small office space in a multi-tenant commercial building in Portland, Oregon. Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances, under all lease agreements as of December 31, 2013 were as follows (in millions):

Fiscal Year Ending
2014	$2.7
2015	2.7
2016	2.6
Total	$8.0
Total rent expense for the twelve months ended December 31, 2013, 2012 and 2011 was $3.0 million, $2.5 million and $2.6 million, respectively.
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

On December 31, 2013, Abbott filed a motion with the district court seeking to lift the stay of the two consolidated cases.  We filed an opposition to the motion on January 17, 2014, and Abbott filed a reply brief in support of its motion on January 29, 2014.  The court has taken the motion under submission, although it is not clear when it will issue a ruling. On December 31, 2013, Abbott filed a new complaint for patent infringement.  In that complaint, Abbott alleges that our products, including our SEVEN PLUS and G4 PLATINUM continuous glucose monitoring systems, infringe claims of United States Patent No. 8,175,673.  We filed an answer to the complaint on January 23, 2014.  On January 28, 2014, we also filed a motion to consolidate the newest case (case no. 1-13-cv-02105-GMS) with the first two cases (case nos.1:05-cv-00509-GMS and 1:06-cv-00514-GMS), and to stay the three cases pending conclusion of all pending reexamination proceedings in the Patent Office.
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
In addition, since 2008, Abbott has copied claims from certain of our applications, and stated that it may seek to provoke an interference with certain of our pending applications in the Patent Office. If interference is declared and Abbott prevails in the interference, we would lose certain patent rights to the subject matter defined in the interference. Also since 2008, Abbott has filed 38 reexamination requests seeking to invalidate 31 of our patents. Four of the 38 reexamination requests are in various stages at the Patent Office, and 33 have been issued a Certificate of Reexamination (one Reexamination Request was denied). We have filed responses with the Patent Office seeking claim construction to differentiate certain claims from the prior art presented in the reexaminations, seeking to amend certain claims to overcome the prior art presented in the reexaminations, canceling claims and/or seeking to add new claims. It is possible that the Patent Office may determine that some or all of the claims of our patents subject to the reexamination are invalid. Additionally, Abbott has filed an Opposition to six of our European patents, one of which was not defended and one of which was revoked.

Although it is our position that Abbott's assertions of infringement have no merit, and that the potential interference and reexamination requests by Abbott have no merit, neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation, potential interference or reexamination requests can be assessed, and as of December 31, 2013, no amounts have been accrued.

From time to time, we are subject to various claims and suits arising out of the ordinary course of business, including commercial and employment related matters. We do not expect that the resolution of these matters would have a material adverse effect on our consolidated financial position.
Purchase Commitments
We are party to various purchase arrangements related to our manufacturing and development activities including materials used in our glucose monitoring systems. As of December 31, 2013, we had purchase commitments with vendors totaling $16.2 million due within one year. There are no material purchase commitments due beyond one year.
5. Development and Other Agreements
Edwards Lifesciences LLC
On November 10, 2008, and as amended on May 5, 2009, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Edwards Lifesciences LLC (“Edwards”). Pursuant to the Collaboration Agreement, we and Edwards agreed to develop jointly and to market an in-hospital automatic blood glucose monitoring system. Under the terms of the Collaboration Agreement, as amended, Edwards paid us an upfront fee of $13.0 million in November 2008. In addition, we received $10.0 million, in total, for product development from 2009 through 2010. We will also receive either a profit-sharing payment of up to 10% on the product’s gross profits, or a royalty of up to 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license under our intellectual property to the critical care sector in the hospital market. Edwards will be responsible for global sales and marketing, and we will initially be responsible for manufacturing. Our development obligations under the Collaboration Agreement were completed in the fourth quarter of 2012, and there will no longer be any development grant and other revenue recognized in future periods related to consideration previously received under the Collaboration Agreement. We recorded $1.4 million and $2.1 million in development grant and other revenue related to consideration previously received under the Collaboration Agreement for development efforts for the twelve months ended December 31, 2012 and 2011.

Each of the milestones related to the Collaboration Agreement is considered to be substantive under the terms of the Collaboration Agreement and, at the outset of the agreement, we were entitled to receive up to $12.0 million in milestones related to regulatory approvals and manufacturing readiness, subject to reductions based on the timing of the receipt of approvals. However, we do not expect to receive all or any of such milestones due to regulatory and joint development delays. We did not recognize any consideration for milestones related to the Collaboration Agreement for the twelve months ended December 31, 2013, 2012 and 2011.
Roche Diagnostics Operations, Inc.
On November 1, 2011, we entered into a non-exclusive Research and Development Agreement (the “Roche Agreement”) with Roche Diagnostics Operations, Inc. (“Roche”) to integrate a future generation of our continuous glucose monitoring technology with Roche’s next generation Accu-Chek insulin delivery system in the United States. On February 20, 2013, Roche provided us with notice that Roche was terminating the Roche Agreement in accordance with its terms. We received an initial payment of $0.5 million as a result of the execution of the Roche Agreement, and we received an additional $0.5 million upon agreement of a development and regulatory plan. We recorded $0.8 million and $0.2 million in development grant and other revenue related to consideration previously received for development efforts for the twelve months ended December 31, 2013 and 2012, compared to none for 2011. As a result of the termination of the Roche Agreement, we are no longer entitled to receive any further consideration for milestones or development activities pursuant to the Roche Agreement.
Tandem Diabetes Care, Inc.
On February 1, 2012, we entered into a non-exclusive Development and Commercialization Agreement (the “Tandem Agreement”) with Tandem Diabetes Care, Inc. (“Tandem”) to integrate a future generation of our continuous glucose monitoring technology with Tandem’s t:slim™ insulin delivery system in the United States. On January 4, 2013, the Tandem Agreement was amended to allow for the integration of our G4 PLATINUM system with Tandem's t:slim insulin delivery system in the United States. Under the terms of the Tandem Agreement, we are entitled to receive up to $1.0 million to offset certain development, clinical and regulatory expenses. We received an initial payment of $1.0 million as a result of the execution of the Tandem Agreement. We are also entitled to receive up to an additional $2.0 million upon the achievement of certain milestones related to regulatory submissions and approvals as set forth in the Tandem Agreement. Each of the milestones related to the Tandem Agreement is considered to be substantive. We did not recognize any consideration for milestones for the twelve months ended December 31, 2013 and 2012. We recorded $0.5 million and $0.3 million in development grant and other revenue related to consideration previously received for development efforts for the twelve months ended December 31, 2013 and 2012.
The Leona M. and Harry B Helmsley Charitable Trust

In July 2013, we were awarded a $4.0 million grant (the "Helmsley Grant") from the Leona M. and Harry B. Helmsley Charitable Trust (the "Helmsley Trust") to accelerate the development of the sixth generation of our advanced glucose-sensing technologies (the "Gen 6 Sensor"). The funding is milestone-based and is contingent upon our meeting specific development milestones related to the Gen 6 Sensor over the next several years. During the twelve months ended December 31, 2013, $0.5 million of the Helmsley Grant was received. Upon successful commercialization of our Gen 6 Sensor, we are obligated to either (1) make royalty payments based on a percentage of product sales of up to $2.0 million per year for four years, or (2) at our sole election, make a one-time $6.0 million royalty payment. The Helmsley Grant funds will offset research and development expense as incurred and earned. For the twelve months ended December 31, 2013, $0.5 million of Helmsley Grant funds was earned.
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
7. Income Taxes
We have recorded a net tax benefit of $12,000 and $1.3 million for the years ended December 31, 2013 and 2012, respectively. A tax benefit was recorded in 2012 related to the release of a portion of the valuation allowance against our deferred tax assets as a result of the merger with SweetSpot, partially offset by foreign income taxes. The tax expense in 2013 is primarily related to foreign income taxes and state minimum taxes.
At December 31, 2013, we had federal and state tax net operating loss carryforwards of approximately $384.5 million and $273.0 million, respectively. The federal and state tax loss carryforwards will begin to expire in 2019 and 2014, respectively, unless previously utilized. We also had federal and state research and development tax credit carryforwards of approximately $6.4 million and $9.0 million, respectively. The federal research and development tax credit will begin to expire in 2020, unless previously utilized.
Utilization of net operating losses and credit carryforwards are subject to an annual limitation due to ownership change limitations provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. An ownership change limitation occurred as a result of the stock offering completed in February 2009. The limitation will likely result in approximately $2.1 million of U.S. income tax credits that will expire unused. The related deferred tax assets have been removed from the components of our deferred tax assets as summarized below. The tax benefits related to the remaining federal and state net operating losses and tax credit carryforwards may be further limited or lost if future cumulative changes in ownership exceed 50% within any three-year period.
Significant components of our deferred tax assets as of December 31, 2013 and 2012 are shown below (in millions). A valuation allowance of approximately $164.7 million has been established as of December 31, 2013 to offset the deferred tax assets, as realization of such assets is uncertain. As a result of the acquisition of SweetSpot, we recorded an income tax benefit of approximately $1.3 million related to a release of a portion of the valuation allowance against our deferred tax assets. We maintain a deferred tax liability related to indefinite lived intangible assets that is not netted against deferred tax assets, as reversal of the taxable temporary difference cannot serve as a source of income for realization of the deferred tax assets, because the deferred tax liability will not reverse until the asset is sold or written down due to impairment.

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$132.8	$123.5
Capitalized research and development expenses	7.2	8.1
Tax credits	7.3	5.5
Share-based compensation	12.2	10.1
Fixed and intangible assets	1.1	1.0
Other, net	5.4	4.5
Total gross deferred tax assets	166.0	152.7
Less: valuation allowance	(164.7)	(151.3)
Deferred tax liability related to acquired intangibles assets	(1.4)	(1.5)
Net deferred tax asset (liability)	(0.1)	(0.1)

We recognize windfall tax benefits associated with the exercise of share-based compensation directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. At December 31, 2013, deferred tax assets do not include $17.1 million of excess tax benefits from share-based compensation.
The reconciliation between our effective tax rate on income (loss) from continuing operations and the statutory rate is as follows:

	December 31,
	2013	2012	2011
Income taxes (benefit) at statutory rates	35.00%	35.00%	35.00%
State income tax, net of federal benefit	2.70%	2.74%	2.16%
Permanent items	(3.64)%	(0.84)%	(0.41)%
Research and development credits	6.17%	1.43%	3.93%
Stock and officers compensation	(2.23)%	(3.01)%	(2.37)%
Rate change	7.11%	(2.13)%	0.29%
Other	0.08%	(1.15)%	(2.02)%
Change in valuation allowance	(45.15)%	(29.76)%	(36.65)%
	0.04%	2.28%	(0.07)%

The following table summarizes the activity related to our gross unrecognized tax benefits (in millions):

Balance at January 1, 2011	$3.6
Increases related to current year tax positions	0.8
Balance at December 31, 2011	4.4
Increases related to current year tax positions	0.5
Decreases due to statute of limitation expiration	(0.1)
Balance at December 31, 2012	4.8
Adjustments related to prior year tax positions	0.5
Increases related to current year tax positions	0.9
Balance at December 31, 2013	$6.2
Due to the valuation allowance recorded against our deferred tax assets, none of the total unrecognized tax benefits as of December 31, 2013 would reduce our annual effective tax rate if recognized. Interest and penalties are classified as a component of income tax expense. Due to net operating losses incurred, tax years from 1999 to 2012 remain open to examination by the major taxing jurisdictions to which we are subject.
On September 13, 2013, the U.S. Treasury Department released final income tax regulations on the deduction and capitalization of expenditures related to tangible property. These final regulations apply to tax years beginning on or after January 1, 2014, and may be adopted in earlier years. We do not intend to early adopt the tax treatment of expenditures to improve tangible property and the capitalization of inherently facilitative costs to acquire tangible property as of January 1, 2013. The tangible property regulations will require us to make additional tax accounting method changes as of January 1, 2014; however we do not anticipate the impact of these changes to be material to our consolidated financial statements.
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
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (“ESPP”) permits our eligible employees to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 10% of the participant’s cash compensation subject to certain limitations, and the purchase price will not be less than 0.85 of the lower of the fair market value of the stock at either the beginning of the applicable “Offering Period” or the Purchase Date. Each Offering Period is twelve months, with new Offering Periods commencing every six months on the dates of February 1 and August 1 of each year. Each Offering Period consists of two (2) six month purchase periods (each a “Purchase Period”) during which payroll deductions of the participants are accumulated under the ESPP. The last business day of each Purchase Period is referred to as the “Purchase Date.” Purchase Dates are every six months on the dates of January 31 and July 31. Annually in January of each year, subject to Board discretion and certain limitations, shares reserved for the ESPP will automatically be increased by a number of shares equal to 1% of the total number of issued and outstanding shares of our common stock at the preceding year end. On January 31, 2011, July 29, 2011, January 31, 2012, July 31, 2012, January 31, 2013 and July 31, 2013 we issued 77,466, 54,408, 68,960, 89,114, 93,246 and 106,415, respectively, shares of common stock under the ESPP.
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
A summary of our stock option activity, and related information for the year ended December 31, 2013 is as follows (in millions except weighted-average exercise price and weighted-average remaining contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	7.4	$7.67
Exercised	(1.5)	6.64
Forfeited	—	8.18
Outstanding at December 31, 2013	5.9	$7.94	4.3	$160.3
Exercisable at December 31, 2013	5.8	$7.91	4.3	$159.1

The total intrinsic value of options exercised as of the date of exercise and total fair value of options vested was as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Intrinsic value of options exercised	$29.8	$2.7	$3.0
Fair value of options vested	$1.3	$3.7	$5.7
We define in-the-money options at December 31, 2013 as options that had exercise prices that were lower than the $35.41 closing market price of our common stock at that date. The aggregate intrinsic value of options outstanding at December 31, 2013 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 5.9 million options that were in-the-money at that date. There were 5.8 million in-the-money options exercisable at December 31, 2013.
The following table sets forth a summary of our nonvested stock options and activity as of and for the year ended December 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
	(in millions)
Nonvested at December 31, 2012	0.3	$5.52
Vested	(0.2)	5.95
Forfeited	—	5.00
Nonvested at December 31, 2013	0.1	$4.60
Valuation and expense information
The following table summarizes share-based compensation expense related to employee stock options, restricted stock units and employee stock purchases for the years ended December 31, 2013, 2012 and 2011 were allocated as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Cost of sales	$2.6	$2.1	$1.4
Research and development	8.5	6.2	4.6
Selling, general and administrative	13.5	10.1	7.5
Share-based compensation expense included in operating expenses	$24.6	$18.4	$13.5

We estimated the fair value of each option grant and ESPP purchase rights on the date of grant using the Black-Scholes option pricing model with the below assumptions.
Options:

	Years Ended December 31,
	2013	2012	2011
Risk free interest rate	n/a	1.2%	1.5 – 2.5
Dividend yield	n/a	—%	—%
Expected volatility of the Company’s stock	n/a	0.70	0.68 – 0.69
Expected life (in years)	n/a	6.1	6.1
ESPP:

	Years Ended December 31,
	2013	2012	2011
Risk free interest rate	0.13 – 0.17	0.11 – 0.19	0.21 – 0.26
Dividend yield	—%	—%	—%
Expected volatility of the Company’s stock	0.30 – 0.39	0.39 – 0.70	0.31 – 0.49
Expected life (in years)	1	1	1
The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of our employee stock options and stock purchase plan. The dividend yield assumption is based on our history and expectation of dividend payouts.
As share-based compensation expense recognized in the consolidated statement of operations for fiscal 2013, 2012 and 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Authoritative guidance for share-based payment requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
Restricted Stock Units (RSUs)
RSU awards typically vest annually over one to four years, and vesting is subject to continued employment. The RSUs had a weighted-average grant date fair value of $17.29, $10.58 and $13.99 per share for the years ended December 31, 2013, 2012 and 2011, respectively. The total fair value of RSUs vested was $17.5 million, $11.8 million and $2.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The following table sets forth a summary of our RSU activity as of and for the year ended December 31, 2013 (in millions except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at December 31, 2012	3.0	$11.60
Granted	2.4	17.29
Vested	(1.5)	11.97
Forfeited	(0.3)	12.60
Nonvested at December 31, 2013	3.6	$15.13	$126.9

Reserved Shares
We have reserved shares of common stock for future issuance as follows (in millions):

	December 31,
	2013	2012
Stock options and awards under our plans:
Stock options granted and outstanding	5.9	7.4
Unvested RSUs	3.6	3.0
Reserved for future grant	0.5	0.5
Employee Stock Purchase Plan	2.6	2.1
Total	12.6	13.0
9. Quarterly Financial Information (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2013 and 2012 (in millions except per share data):

	For the Three Months Ended
	December 31	September 30	June 30	March 31
Year ended December 31, 2013
Revenues	$51.7	$42.9	$35.8	$29.6
Gross profit	34.1	27.6	21.9	16.5
Total operating expenses	36.4	33.4	31.8	27.4
Net loss	(2.6)	(6.0)	(10.1)	(11.1)
Basic and diluted net loss per share	$(0.04)	$(0.08)	$(0.14)	$(0.16)
Year ended December 31, 2012
Revenues (a)	$33.3	$23.1	$23.5	$20.1
Gross profit (a)	17.5	8.4	11.2	9.4
Total operating expenses	25.9	25.7	25.9	24.8
Net loss (a)	(8.5)	(17.3)	(14.7)	(14.1)
Basic and diluted net loss per share	$(0.12)	$(0.25)	$(0.21)	$(0.21)

(a)	The sum of the four quarters may not agree to the year total due to rounding within a quarter.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2013, 2012 and 2011
(in millions)

Allowance for doubtful accounts
Balance December 31, 2010	$0.5
Provision for doubtful accounts	0.7
Write-off and adjustments	(0.7)
Recoveries	0.1
Balance December 31, 2011	$0.6

Allowance for doubtful accounts
Balance December 31, 2011	$0.6
Provision for doubtful accounts	1.2
Write-off and adjustments	(0.7)
Recoveries	0.1
Balance December 31, 2012	$1.2

Allowance for doubtful accounts
Balance December 31, 2012	$1.2
Provision for doubtful accounts	2.7
Write-off and adjustments	(1.4)
Recoveries	0.1
Balance December 31, 2013	$2.6