Form 10-Q
period 2014-03-31
DEXCOM INC
filed 2014-05-01
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2014, 74,917,857 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

DexCom, Inc.
Consolidated Balance Sheets
(In millions—except par value data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45.7	$43.2
Short-term marketable securities, available-for-sale	11.7	11.4
Accounts receivable, net	23.8	26.1
Inventory	8.9	9.0
Prepaid and other current assets	3.5	3.4
Total current assets	93.6	93.1
Property and equipment, net	22.9	20.7
Restricted cash	1.0	1.0
Intangible assets, net	3.4	3.6
Goodwill	3.2	3.2
Other assets	0.8	0.9
Total assets	$124.9	$122.5
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$15.9	$14.1
Accrued payroll and related expenses	11.0	15.1
Current portion of long-term debt	2.2	2.2
Current portion of deferred revenue	0.6	0.7
Total current liabilities	29.7	32.1
Other liabilities	1.1	1.7
Long-term debt, net of current portion	4.1	4.6
Total liabilities	34.9	38.4
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 shares authorized; no shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value, 100.0 authorized; 75.1 and 74.8 issued and outstanding, respectively, at March 31, 2014; and 72.8 and 72.5 shares issued and outstanding, respectively, at December 31, 2013	0.1	0.1
Additional paid-in capital	577.9	559.5
Accumulated other comprehensive loss	(0.1)	(0.1)
Accumulated deficit	(487.9)	(475.4)
Total stockholders’ equity	90.0	84.1
Total liabilities and stockholders’ equity	$124.9	$122.5
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(In millions—except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Product revenue	$46.7	$27.8
Development grant and other revenue	0.4	1.8
Total revenue	47.1	29.6
Product cost of sales	16.9	12.4
Development and other cost of sales	0.4	0.7
Total cost of sales	17.3	13.1
Gross profit	29.8	16.5
Operating expenses
Research and development	14.5	9.3
Selling, general and administrative	27.6	18.1
Total operating expenses	42.1	27.4
Operating loss	(12.3)	(10.9)
Interest expense	(0.2)	(0.2)
Net loss	$(12.5)	$(11.1)
Basic and diluted net loss per share	$(0.17)	$(0.16)
Shares used to compute basic and diluted net loss per share	73.3	69.8
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Loss
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(12.5)	$(11.1)
Unrealized gain (loss) on short-term available-for-sale marketable securities	—	—
Foreign currency translation gain (loss)	—	—
Comprehensive loss	$(12.5)	$(11.1)
See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Operating activities
Net loss	$(12.5)	$(11.1)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1.9	1.8
Share-based compensation	8.7	5.0
Accretion and amortization related to marketable securities, net	—	0.1
Amortization of debt issuance costs	0.1	—
Change in fair value of contingent consideration	1.2	0.3
Other non-cash expenses	0.1	—
Changes in operating assets and liabilities:
Accounts receivable	2.2	3.2
Inventory	0.2	(0.1)
Prepaid and other assets	—	(0.1)
Accounts payable and accrued liabilities	(0.1)	(0.5)
Accrued payroll and related expenses	(4.0)	(2.0)
Deferred revenue	(0.1)	(1.1)
Deferred rent and other liabilities	(0.1)	—
Net cash used in operating activities	(2.4)	(4.5)
Investing activities
Purchase of available-for-sale marketable securities	(3.0)	(4.9)
Proceeds from the maturity of available-for-sale marketable securities	2.6	18.9
Purchase of property and equipment	(3.9)	(1.4)
Net cash provided by (used in) investing activities	(4.3)	12.6
Financing activities
Net proceeds from issuance of common stock	9.7	2.7
Repayment of long-term debt	(0.5)	—
Net cash provided by financing activities	9.2	2.7
Increase in cash and cash equivalents	2.5	10.8
Cash and cash equivalents, beginning of period	43.2	8.1
Cash and cash equivalents, ending of period	$45.7	$18.9
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
Basis of Presentation
We have incurred operating losses since our inception and have an accumulated deficit of $487.9 million at March 31, 2014. As of March 31, 2014, we had available cash, cash equivalents and short-term marketable securities totaling $57.4 million, excluding $1.0 million of restricted cash, and working capital of $63.9 million. Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned increases in compensation related expenses or other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources will be sufficient to fund our operations through at least March 31, 2015.
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation (except for the changes in estimates described below), have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2013 included in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission on February 20, 2014.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include excess or obsolete inventories, valuation of inventory, warranty accruals, employee bonus, clinical trial expenses, allowance for bad debt, accounting for the SweetSpot acquisition including contingent consideration, and share-based compensation expense.
Share-Based Compensation
We recorded $8.7 million in share-based compensation expense during the three months ended March 31, 2014, compared to $5.0 million during the three months ended March 31, 2013. At March 31, 2014, unrecognized estimated compensation costs related to unvested stock options and restricted stock units totaled $140.0 million and are expected to be recognized through

2018. We issued performance restricted stock units (the “Performance Awards”) in connection with our acquisition of SweetSpot in March 2012. The performance targets for these Performance Awards are tied to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal years 2013 and 2014. We recognize expense for the Performance Awards when it is probable that the EBITDA targets will be met. The performance target for fiscal 2013 EBITDA was not achieved. At March 31, 2014, we had $2.2 million of unrecognized share-based compensation expense related to the Performance Awards for the fiscal 2014 performance target. We use the grant date fair value of our common stock for valuing restricted stock unit awards. Our determination of the fair value of share-based payment awards on the date of grant is affected by our stock price. Compensation costs will be adjusted for future changes in estimated forfeitures.
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
We provide a “30-day money back guarantee” program whereby customers who purchase a durable system and a package of four disposable sensors may return the durable system for any reason within thirty days of purchase and receive a full refund of the purchase price of the durable system. We accrue for estimated returns, refunds and rebates by reducing revenues and establishing a liability account at the time of shipment based on historical experience.
We have entered into distribution agreements with Byram Healthcare and their subsidiaries ("Byram"), RGH Enterprises, Inc. (“Edgepark”) and other distributors that allow the distributors to sell our durable systems and disposable units. Revenue on product sales to distributors is generally recognized at the time of shipment, which is when title and risk of loss have been transferred to the distributor and there are no other post-shipment obligations. Revenue is recognized based on contracted prices and invoices are either paid by check following the issuance of a purchase order or letter of credit, or they are paid by wire at the time of placing the order. Terms of distributor orders are generally Freight on Board (“FOB”) shipping point (Free Carrier (“FCA”) shipping point for international orders). Distributors do not have rights of return per their distribution agreement outside of our standard warranty. The distributors typically have a limited time frame to notify us of any missing, damaged, defective or non-conforming products. For any such products, we shall either, at our option, replace the portion of defective or non-conforming product at no additional cost to the distributor or cancel the order and refund any portion of the price paid to us at that time for the sale in question.
We shipped product directly to certain distributors’ customers and recognized $6.1 million in revenue, which represents 13% of our total revenues for the three months ended March 31, 2014, compared to $4.9 million in revenue, which represents 17% of our total revenues for the same period in 2013. With respect to other distributors that stock inventory of our product and fulfill orders from their inventory, we shipped product to these distributors and recognized $26.0 million in revenue from these arrangements, which represents 55% of our total revenues for the three months ended March 31, 2014, compared to $11.9 million in revenue from these arrangements, which represents 40% of our total revenues for the same period in 2013. We monitor shipments to, and on-hand inventory levels of, these distributors, and at March 31, 2014, these distributors had limited amounts of our product in their inventory.
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

The following table represents our fair value hierarchy for our financial assets (cash equivalents, marketable securities and restricted cash) and liabilities measured at fair value on a recurring basis as of March 31, 2014 (in millions):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$24.4	$—	$24.4
Marketable securities, available for sale
U.S. government agencies	—	8.7	—	8.7
Corporate debt	—	2.1	—	2.1
Commercial paper	—	0.9	—	0.9
Total marketable securities, available for sale	$—	$11.7	$—	$11.7
Restricted cash	$1.0	$—	$—	$1.0
Contingent consideration	$—	$—	$5.4	$5.4
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
Contingent Consideration Liability
In connection with the acquisition of SweetSpot in March 2012, at the closing of the acquisition, we agreed to issue up to an additional 357,176 shares of our common stock upon the achievement of certain specified milestones, which is classified as contingent consideration. The fair value of the contingent consideration at the closing of $2.2 million was determined using a probability-weighted discounted cash flow model, the significant inputs of which are not observable in the market. The key assumptions in applying this approach are the interest rate and the estimated probabilities and timing assigned to the milestones being achieved. During 2012, approximately $1.1 million related to the contingent consideration was earned and paid through the issuance of 89,296 shares of our common stock, with up to 267,880 shares of our common stock that may still be issued upon the achievement of remaining performance milestones. We did not issue any shares of common stock for milestone payments in 2013. Changes in fair value are recorded in the consolidated statements of operations as research and development expense since the milestones are related to development activities.
The following table sets forth the change in the estimated fair value for our liabilities measured on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Three Months Ended March 31,
	2014	2013
Fair value measurement at the beginning of period	$4.2	$1.7
Changes in fair value measurement included in operating expenses	1.2	0.3
Fair value measurement at end of period	$5.4	$2.0

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
Recent Accounting Guidance
In July 2013, the FASB issued authoritative guidance for Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. We adopted this guidance on January 1, 2014, and the adoption of this guidance did not have a material impact on our consolidated financial statements or related financial statement disclosures.
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
Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in millions):

	Three Months Ended March 31,
	2014	2013
Options outstanding to purchase common stock	4.8	7.0
Unvested restricted stock units	4.7	4.0
Total	9.5	11.0

3. Financial Statement Details (in millions)
Short Term Marketable Securities, Available for Sale
Short term marketable securities, consisting solely of debt securities with contractual maturities of less than one year were as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$8.7	$—	$—	$8.7
Corporate debt	2.1	—	—	2.1
Commercial paper	0.9	—	—	0.9
Total	$11.7	$—	$—	$11.7

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$8.9	$—	$—	$8.9
Corporate debt	2.5	—	—	2.5
Total	$11.4	$—	$—	$11.4
Inventory

	March 31, 2014	December 31, 2013
Raw materials	$4.5	$4.8
Work-in-process	0.9	0.3
Finished goods	3.5	3.9
Total	$8.9	$9.0
Accounts Payable and Accrued Liabilities

	March 31, 2014	December 31, 2013
Accounts payable trade	$4.8	$4.2
Accrued tax, audit, and legal fees	1.1	1.2
Clinical trials	0.2	0.3
Accrued other including warranty	4.4	4.8
Acquisition-related liabilities	5.4	3.6
Total	$15.9	$14.1

Accrued Warranty

	Three Months Ended March 31,
	2014	2013
Beginning balance	$0.9	$0.3
Charges to costs and expenses	1.0	0.5
Costs incurred	(1.1)	(0.6)
Ending balance	$0.8	$0.2

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
The revolving line of credit is an interest-only financing that bears an interest rate equal to the prime rate plus 0.5% and requires repayment of principal at the maturity date of November 2015. Available funds, which were $15.0 million as of March 31, 2014, up to the borrowing base of 80% of eligible accounts receivables, under the revolving line of credit can be drawn at any time, and repaid funds can be redrawn. No amounts have been drawn against the revolving line of credit.
Per the Loan Agreement, $7.0 million was advanced under the Term Loan at the funding date in November 2012 and up to $13.0 million in additional funds was available upon our request from June 1, 2013 to September 30, 2013 (the "Draw Period"). In August 2013, the Loan Agreement was amended to change the Draw Period for the additional funds under the Term Loan to January 1, 2014 through March 31, 2014, at which time the Draw Period expired. The Term Loan bears a fixed interest rate equal to the three-year treasury rate at the time of advance plus 6.94% and requires payment of interest only for the first year and amortized payments of interest and principal thereafter through the maturity date of November 2016.
The aggregate debt issuance costs and fees incurred with respect to the issuance of the Loan Agreement were $1.1 million. These costs have been capitalized as debt issuance costs on our consolidated balance sheet as other assets. Fees related to the revolving line of credit are being amortized through the maturity date of November 2015. Issuance costs and fees related to the term loan are being amortized through the maturity date of November 2016 using the effective interest method. As of March 31, 2014, the remaining unamortized issuance costs and fees totaled $0.5 million. Principal repayment obligations under the Loan Agreement as of March 31, 2014 were as follows (in millions):

Fiscal Year Ending
Remainder of 2014	$1.7
2015	2.3
2016	2.3
Total	$6.3
Leases
In April 2006, we entered into an office lease agreement for facilities located in San Diego, California. In August 2010, we entered into a First Amendment to Office Lease (the “Lease Amendment”) with respect to facilities in the buildings at 6340 Sequence Drive and 6310 Sequence Drive, each in San Diego, California (the “Buildings”). Under the Lease Amendment, we leased additional space in the Buildings. The lease term for the Buildings extends through November 2016 and we have an option to renew the lease upon the expiration of the initial term for an additional five years. These facility leases have annual rental increases ranging from approximately 2.5% to 4.0%. The difference between the straight-line expense over the term of the lease and actual amounts paid are recorded as deferred rent. In September 2008, our subsidiary in Sweden entered into a three-year lease for a small shared office space, which was renewed for a three-year term and has a quarterly adjustment clause for rent to increase or decrease in proportion to changes in consumer prices. In July 2012, our subsidiary SweetSpot entered into a five-year lease for a small office space in a multi-tenant commercial building in Portland, Oregon. Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances, under all lease agreements as of March 31, 2014 were as follows (in millions):

Fiscal Year Ending
Remainder of 2014	$2.1
2015	2.9
2016	2.6
Total	$7.6
Total rent expense for the three months ended March 31, 2014 was $0.7 million, compared to $0.8 million for the same period of 2013.

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

Although it is our position that Abbott's assertions of infringement have no merit, and that the potential interference and reexamination requests by Abbott have no merit, neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation, potential interference or reexamination requests can be assessed, and as of March 31, 2014, no amounts have been accrued.

From time to time, we are subject to various claims and suits arising out of the ordinary course of business, including commercial and employment related matters. We do not expect that the resolution of these matters would have a material adverse effect on our consolidated financial position.

Purchase Commitments
We are party to various purchase arrangements related to our manufacturing and development activities including materials used in our glucose monitoring systems. As of March 31, 2014, we had purchase commitments with vendors totaling $21.5 million due within one year. There are no material purchase commitments due beyond one year.
5. Development and Other Agreements
Edwards Lifesciences LLC
On November 10, 2008, and as amended on May 5, 2009, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Edwards Lifesciences LLC (“Edwards”). Pursuant to the Collaboration Agreement, we and Edwards agreed to develop jointly and to market an in-hospital automatic blood glucose monitoring system. Under the terms of the Collaboration Agreement, as amended, we will receive a royalty of up to 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license under our intellectual property to the critical care sector in the hospital market. Our development obligations under the Collaboration Agreement were completed in the fourth quarter of 2012.
Each of the milestones related to the Collaboration Agreement is considered to be substantive under the terms of the Collaboration Agreement and, at the outset of the agreement, we were entitled to receive up to $12.0 million in milestones related to regulatory approvals and manufacturing readiness, subject to reductions based on the timing of the receipt of approvals. However, we do not expect to receive all or any of such milestones due to regulatory and joint development delays. We did not recognize any consideration for milestones related to the Collaboration Agreement for the three months ended March 31, 2014 and 2013.
Roche Diagnostics Operations, Inc.
On November 1, 2011, we entered into a non-exclusive Research and Development Agreement (the “Roche Agreement”) with Roche Diagnostics Operations, Inc. (“Roche”) to integrate a future generation of our continuous glucose monitoring technology with Roche’s next generation Accu-Chek insulin delivery system in the United States. On February 20, 2013, Roche provided us with notice that Roche was terminating the Roche Agreement in accordance with its terms. We did not record any development grant and other revenue related to consideration previously received for development efforts for the three months ended March 31, 2014, compared to $0.8 million for the three months ended March 31, 2013. As a result of the termination of the Roche Agreement, we are no longer entitled to receive any further consideration for milestones or development activities pursuant to the Roche Agreement.
Tandem Diabetes Care, Inc.
On February 1, 2012, we entered into a non-exclusive Development and Commercialization Agreement (the “Tandem Agreement”) with Tandem Diabetes Care, Inc. (“Tandem”) to integrate a future generation of our continuous glucose monitoring technology with Tandem’s t:slim™ insulin delivery system in the United States. On January 4, 2013, the Tandem Agreement was amended to allow for the integration of our G4 PLATINUM system with Tandem's t:slim insulin delivery system in the United States. Under the terms of the Tandem Agreement, we are entitled to receive up to $1.0 million to offset certain development, clinical and regulatory expenses. We received an initial payment of $1.0 million as a result of the execution of the Tandem Agreement. We are also entitled to receive up to an additional $2.0 million upon the achievement of certain milestones related to regulatory submissions and approvals as set forth in the Tandem Agreement. Each of the milestones related to the Tandem Agreement is considered to be substantive. We did not recognize any consideration for milestones for the three months ended March 31, 2014 and 2013. We recorded $0.1 million in development grant and other revenue related to consideration previously received for development efforts for the three months ended March 31, 2014, compared to $0.1 million for the same period in 2013.
The Leona M. and Harry B Helmsley Charitable Trust

In July 2013, we were awarded a $4.0 million grant (the "Helmsley Grant") from the Leona M. and Harry B. Helmsley Charitable Trust (the "Helmsley Trust") to accelerate the development of the sixth generation of our advanced glucose-sensing technologies (the "Gen 6 Sensor"). The funding is milestone-based and is contingent upon our meeting specific development milestones related to the Gen 6 Sensor over the next several years. Upon successful commercialization of our Gen 6 Sensor, we are obligated to either (1) make royalty payments based on a percentage of product sales of up to $2.0 million per year for four years, or (2) at our sole election, make a one-time $6.0 million royalty payment. The Helmsley Grant funds will offset research and development expense as incurred and earned. During 2013, $0.5 million of the Helmsley Grant was received and $0.5 million was earned. During the three months ended March 31, 2014, $0.5 million of the Helmsley Grant was received and $0.5 million was earned.

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
Ambulatory Product Line: SEVEN® PLUS, DexCom G4® and DexCom G4® PLATINUM
We received approval from the Food and Drug Administration (“FDA”) and commercialized our first product in 2006. In 2007, we received approval and began commercializing our second generation system, the DexCom SEVEN. We no longer market or provide support for the DexCom SEVEN system. In 2009 we received approval for our third generation system, the DexCom SEVEN PLUS, which is designed for up to seven days of continuous use, and we began commercializing this product in the first quarter of 2009. On June 14, 2012, we received Conformité Européene Marking (“CE Mark”) approval for our fourth generation continuous glucose monitoring system, the DexCom G4 system, enabling commercialization of the DexCom G4 system in the European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize the CE Mark. On October 5, 2012, we received approval from the FDA for the DexCom G4 PLATINUM, which is designed for up to seven days of continuous use by adults with diabetes, and we began commercializing this product in the U.S. in the fourth quarter of 2012. On February 14, 2013, we received CE Mark approval for a pediatric indication for our DexCom G4 system, enabling us to market and sell this system in the European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize the CE Mark to persons two years old and older who have diabetes (hereinafter referred to as the "Pediatric Indication"), and we initiated a limited commercial launch in the second quarter of 2013. In connection with our receipt of CE Mark approval for the Pediatric Indication, we changed the name of the DexCom G4 system to the DexCom G4 PLATINUM system. In the first quarter of 2013, we submitted a PMA supplement to the FDA seeking approval of a Pediatric Indication for the DexCom G4 PLATINUM system in the United States and on February 3, 2014, we received approval from the FDA. During the third quarter of 2013, we submitted a PMA supplement to the FDA seeking an expanded indication for the DexCom G4 PLATINUM for professional use. This expanded indication would allow healthcare professionals to purchase the DexCom G4 PLATINUM devices for use with multiple patients. Healthcare professionals can use the insights gained from a DexCom G4 PLATINUM professional session to adjust therapy and to educate and motivate patients to modify their behavior after viewing the effects that specific foods, exercise, stress, and medications have on their glucose levels. Unless the context requires otherwise, the term "G4 PLATINUM" shall refer to the DexCom G4 and DexCom G4 PLATINUM systems that are commercialized by us in and outside of the United States.
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
In-Hospital Product Line: GlucoClear®
To address the in-hospital patient population, we entered into an exclusive agreement with Edwards Lifesciences LLC (“Edwards”) in 2008 to develop jointly and market a specific product platform for the in-hospital glucose monitoring market, with an initial focus on the development of an intravenous sensor specifically for the critical care market. On October 30, 2009, we received CE Mark approval for our first generation blood-based in-vivo automated glucose monitoring system, which we have branded the GlucoClear, for use by healthcare providers in the hospital, and in January 2013, Edwards received CE Mark approval for the second generation system. In partnership with Edwards, we initiated a very limited launch of the GlucoClear system in Europe in 2009, and Edwards initiated another limited launch in Europe of the second generation GlucoClear in 2013.
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
We have built a direct sales organization in the United States to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. The approval by the FDA of a Pediatric Indication for our G4 PLATINUM system in February 2014 will now allow our sales organization to call on pediatric endocrinologists and pediatricians who can educate and influence adoption of continuous glucose monitoring by parents who have children aged two years or older with diabetes. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. To complement our direct sales efforts, we have entered into a limited number of U.S. and international distribution arrangements that allow distributors to sell our products. We believe our direct, highly specialized and focused sales organization is sufficient for us to support our sales efforts.
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
In March 2012, we acquired SweetSpot and SweetSpot became a wholly owned subsidiary of DexCom. SweetSpot is a healthcare-focused information technology company with a platform for uploading and processing data from certain diabetes devices to advance the treatment of diabetes. SweetSpot specializes in turning data outputs from certain devices into information for healthcare providers, users and researchers. Through our acquisition of SweetSpot, we have a software platform that enables our customers to aggregate and analyze data from certain diabetes devices and share it with their healthcare providers.
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
As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare and Medicaid (“CMS”) released 2008 Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those customers covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices that includes our devices. As of May 2014, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our SEVEN PLUS and G4 PLATINUM systems by their members. Many of these coverage policies are restrictive in nature and require the patient to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. In addition, customers who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist customers in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create and liberalize coverage policies with third-party payors and expect to continue to do so in 2014. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, people with diabetes may not use them on a widespread basis.
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
We currently manufacture our devices at our headquarters in San Diego, California. These facilities have more than 13,000 square feet of laboratory space and approximately 10,000 square feet of controlled environment rooms. In July 2012, the FDA completed an inspection of our facilities, and did not identify any observations or require any other types of corrective action. During a routine FDA post-approval facility inspection ending on November 7, 2013, the FDA issued a Form 483 with several observations regarding DexCom Medical Device Reporting (MDR) procedures and complaint reportability determinations. DexCom responded to the observations on November 26, 2013. On March 14, 2014, we received a warning letter from the FDA related to administrative deficiencies in filing MDRs. On April 2, 2014, we responded to the warning letter.  The FDA confirmed receipt and is currently reviewing our response.
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
Product revenues are generated from the sale of durable continuous glucose monitoring systems (receivers and transmitters) and disposable sensors through a direct sales force in the United States as well as through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Latin America and the Middle East. The sensor is inserted by the user and is intended to be used continuously for up to seven days, after which it may be replaced with a new disposable sensor. Our transmitter and receiver are reusable. In the event we establish an installed base of customers using our products, we expect to generate an increasing portion of our revenues through recurring sales of our disposable sensors. We recognize product revenue generally upon shipment and our sales terms provide for customer payment at the time of order, payment due within negotiated contractual terms with insurance payors, or with the issuance of a purchase order or letter of credit for certain distributors and institutions.
As of March 31, 2014, we had an accumulated deficit of $487.9 million. We expect our losses to continue as we proceed with our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and debt. In November 2012, we entered into a loan and security agreement that provides for (i) a $15.0 million revolving line of credit and (ii) initially provided a total term loan of up to $20.0 million. Per the Loan Agreement, $7.0 million was advanced under the Term Loan at the funding date in November 2012, and up to $13.0 million in additional funds was initially available upon our request from June 1, 2013 to September 30, 2013 (the "Draw Period"). In August 2013, the Loan Agreement was amended to change the Draw Period for the additional funds under the Term Loan to January 1, 2014 through March 31, 2014, at which time the Draw Period expired. There is currently $15.0 million available under the Loan Agreement. In July 2013, we were awarded a $4.0 million grant from the Helmsley Trust to accelerate the development of the sixth generation of our advanced glucose-sensing technologies.
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
Results of Operations
Quarter Ended March 31, 2014 Compared to March 31, 2013
Revenue, Cost of Sales and Gross Profit
Product revenues increased $18.9 million to $46.7 million for the three months ended March 31, 2014 compared to $27.8 million for the three months ended March 31, 2013 based primarily on increased sales volume of our durable systems and disposable sensors, due to the commercial launch in October 2012 of the G4 PLATINUM system and the continued growth of our installed base of customers. Product cost of sales increased $4.5 million to $16.9 million for the three months ended March 31, 2014 compared to $12.4 million for the three months ended March 31, 2013 primarily due to increased sales volume. The product gross profit of $29.8 million for the three months ended March 31, 2014 increased $14.4 million compared to $15.4 million for the same period in 2013, primarily due to increased revenue, and the greater sales mix of our higher margin G4 PLATINUM system compared to our SEVEN PLUS system.
Development grant and other revenues decreased $1.4 million to $0.4 million for the three months ended March 31, 2014 compared to $1.8 million for the three months ended March 31, 2013. Development and other cost of sales decreased $0.3 million to $0.4 million for the three months ended March 31, 2014 compared to $0.7 million for the three months ended March 31, 2013. The decrease in development grant and other revenues during the three months ended March 31, 2014 was primarily due to the termination of the Roche Agreement in February 2013. The decrease in costs associated with development was primarily due to fewer development obligations during the period with respect to our collaboration and development arrangements.
Research and Development. Research and development expense increased $5.2 million to $14.5 million for the three months ended March 31, 2014, compared to $9.3 million for the three months ended March 31, 2013. The increase was primarily due to additional non-cash equity-related expenses and additional headcount and clinical trial costs to support development of future products. Significant elements of the increase in research and development costs included $1.2 million in additional share-based compensation, $1.1 million in additional salaries, bonus and payroll related costs, $0.9 million in additional non-cash charges related to fair value adjustments of contingent consideration, and $0.7 million in additional consulting costs.
Selling, General and Administrative. Selling, general and administrative expense increased $9.5 million to $27.6 million for the three months ended March 31, 2014, compared to $18.1 million for the three months ended March 31, 2013. The increase was primarily due to higher headcount related selling costs and information technology infrastructure costs to support revenue growth and the continued commercialization of our products. Significant elements of the increase in selling, general, and administrative expenses included $2.9 million in additional salaries, bonus, and payroll related costs, $2.3 million in additional share-based compensation costs, $1.4 million in additional sales commissions, $0.5 million in additional travel costs, and $0.3 million in additional consulting costs.
Interest Expense. Interest expense was $0.2 million for the three months ended March 31, 2014, compared to $0.2 million for the three months ended March 31, 2013.
Liquidity and Capital Resources
We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of March 31, 2014, we had an accumulated deficit of $487.9 million and had working capital of $63.9 million. Our cash, cash equivalents and short-term marketable securities totaled $57.4 million, excluding $1.0 million in restricted cash. To date, we have funded our operations primarily through offerings of equity securities and debt.

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

Net Cash Used in Operating Activities. Net cash used in operating activities decreased $2.1 million to $2.4 million for the three months ended March 31, 2014, compared to $4.5 million for the same period in 2013. The decrease in cash used in operations was primarily due to $4.8 million in higher non-cash charges primarily comprised of share-based compensation, partially offset by $1.4 million in higher net loss.
Net Cash Used in/Provided by Investing Activities. Net cash used in investing activities was $4.3 million for the three months ended March 31, 2014, compared to $12.6 million provided by investing activities for the same period of 2013. The change in cash used in investing activities was primarily due to a $16.3 million decrease in proceeds from the maturity of short-term marketable securities, partially offset by a $1.9 million decrease in cash used to purchase short-term marketable securities, and by the use of $3.9 million to purchase equipment to support manufacturing improvements for the three months ended March 31, 2014, compared to $1.4 million for the same period of 2013.
Net Cash Provided by Financing Activities. Net cash provided by financing activities increased $6.5 million to $9.2 million for the three months ended March 31, 2014, compared to $2.7 million for the same period of 2013. The increase was primarily due to increased proceeds from the issuance of common stock pursuant to the exercise of then-outstanding stock options for the three months ended March 31, 2014 compared to the same period of 2013, partially offset by the repayment of long-term debt of $0.5 million for the three months ended March 31, 2014.
Operating Capital and Capital Expenditure Requirements
We anticipate that we will continue to incur net losses as we incur expenses and expand the commercialization of our approved products, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.
We believe that our cash, cash equivalents, short-term marketable securities balances, and projected cash contributions from existing partnership arrangements will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs through at least March 31, 2015. If our available cash, cash equivalents and short-term marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, there can be no assurance that we will be successful in obtaining additional cash contributions from future partnership arrangements. Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we are unable to obtain additional financing, we may be required to reduce planned increases in compensation related expenses or other operating expenses related to research, development, and commercialization activities, which could have an adverse impact on our ability to achieve our intended business objectives.
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
Contractual Obligations
We are party to various purchase arrangements related to components used in manufacturing and research and development activities. As of March 31, 2014, we had purchase commitments with certain vendors totaling approximately $21.5 million due within one year. There are no material purchase commitments due beyond one year.
Off-Balance Sheet Arrangements
We have not engaged in any off-balance sheet activities.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies and estimates during the first quarter of 2014.

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
Although it is our position that Abbott's assertions of infringement have no merit, and that the potential interference and reexamination requests by Abbott have no merit, neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation, potential interference or reexamination requests can be assessed, and as of March 31, 2014, no amounts have been accrued.
We are subject to additional various claims, complaints and legal actions that arise from time to time in the normal course of business. Other than as described above, we do not believe we are party to any currently pending legal proceedings, the outcome of which could have a material adverse effect on our operations or financial position. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

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

•
the recent approval for a Pediatric Indication of our G4 PLATINUM system in the United States, Canada, European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize our CE Mark means that we have limited experience selling and marketing the G4 PLATINUM system to persons aged two to 17 years or their legal guardians;

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
We have incurred net losses in each year since our inception in May 1999, including a net loss of $12.5 million for the three months ended March 31, 2014. As of March 31, 2014, we had an accumulated deficit of $487.9 million. We have financed our operations primarily through private and public offerings of equity securities and debt, and have devoted a substantial portion of our resources to research and development relating to our continuous glucose monitoring systems, including our in-hospital product development, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of the SEVEN PLUS and G4 PLATINUM systems. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products, including our next generation sensor, and sensor augmented insulin pump collaborations. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public healthcare and medical device companies. As a result, we expect to continue to incur operating losses in the future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity.
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
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our next generation ambulatory continuous glucose monitoring sensors and systems. For the three months ended March 31, 2014, we used $2.4 million in net cash in operating activities, compared to $4.5 million used for the same period in 2013, and as of March 31, 2014, we had working capital of $63.9 million which included $57.4 million in cash, cash equivalents and short-term marketable securities, and excluded $1.0 million in restricted cash. We expect that our cash used by operations will decrease in each of the next several years, and, although (1) we have the ability to borrow up to an additional $15.0 million pursuant to the Loan Agreement we entered into with Silicon Valley Bank and Oxford Finance in November 2012, and (2) we were awarded a $4.0 million grant from the Helmsley Trust in July 2013, we may need additional funds to continue the commercialization of our products and for the development and commercialization of our next generation sensors and systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

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
If we are presented with appropriate opportunities, we intend to acquire or make other investments in complementary companies, products or technologies. In March 2012, we acquired SweetSpot, our only acquisition to date. We may not realize the anticipated benefit of the acquisition of SweetSpot or any future acquisition, or the realization of the anticipated benefits may require greater expenditures than anticipated by us. We will likely face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of the operations and services of any acquired company, integration of acquired technology with our products, diversion of our management's attention from other business concerns, the potential loss of key employees or customers of the acquired businesses and impairment charges if future acquisitions are not as successful as we originally anticipate. If we fail to successfully integrate other companies, products or technologies that we acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing shareholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets.
If we are unable to continue the development of an adequate sales and marketing organization, or if our direct sales organization is not successful, we may have difficulty achieving market awareness and selling our products.
To achieve commercial success for the G4 PLATINUM system and our future products, we must continue to develop and grow our sales and marketing organization and enter into partnerships or other arrangements to market and sell our products. We currently employ a small direct sales force to market our products in the United States. In the United States, our sales force calls directly on healthcare providers and people with diabetes throughout the country to initiate sales of our products. Our sales organization competes with the experienced, larger and well-funded marketing and sales operations of our competitors. We may not be able to successfully manage our dispersed sales force, or increase our product sales in the new territories. We have also entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. Our U.S. distribution partnerships are focused on accessing underrepresented regions and, in some instances, third-party payors that contract exclusively with distributors. Our European and other international distribution partners call directly on healthcare providers to market and sell our products in Europe, Australia, New Zealand, Asia, the Middle East and Latin America. Because of the competition for their services, we may be unable to partner with or retain additional qualified distributors. Further, we may not be able to enter into agreements with distributors on commercially reasonable terms, if at all.
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
We have entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. We have entered into distribution agreements with Byram and Edgepark, pursuant to which we generated approximately 17% and 12%, respectively, of our total revenue during the three months ended March 31, 2014. There can be no assurances that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. Additionally, to the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States, Europe or other countries, our product margins could be lower than if we directly marketed and sold our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and people with diabetes in Europe or other countries will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe or other countries. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.
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
As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare & Medicaid Services (“CMS”) in 2008 released Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those people with diabetes covered by third-party payors that have adopted policies for continuous glucose monitoring devices allowing for coverage of these devices if certain conditions are met. As of May 2014, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our products by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will be substantially dependent on whether third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on continuous glucose monitoring devices, those coverage policies frequently require significant medical documentation in order for policy holders to obtain reimbursement, and as a result, we have experienced difficulty in improving the efficiency of our customer service group. In addition, Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain additional reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as requiring prospective reimbursement and second opinions, purchasing in groups, or redesigning benefits. Furthermore, we are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our initial dependence on the commercial success of the SEVEN PLUS and G4 PLATINUM systems makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the SEVEN PLUS and G4 PLATINUM systems, people without coverage who have diabetes may not use our products.
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
To support these and any future additional PMA or 510(k) applications or supplements, we together with our partners, must successfully complete pre-clinical studies, bench-testing, and clinical trials that will demonstrate that the product is safe and effective. Product development, including pre-clinical studies and clinical trials, is a long, expensive and uncertain process and is subject to delays and failure at any stage. Furthermore, the data obtained from the studies and trials may be inadequate to support approval of a PMA or 510(k) application and the FDA may request additional clinical data in support of those applications, which may result in significant additional clinical expenses and may delay product approvals. While we have in the past obtained, and may in the future obtain, an Investigational Device Exemption (“IDE”) prior to commencing clinical trials for our continuous glucose monitoring systems, FDA approval of an IDE application permitting us to conduct testing does not mean that the FDA will consider the data gathered in the trial to be sufficient to support approval of a PMA or 510(k) application or supplement, even if the trial's intended safety and efficacy endpoints are achieved. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including 510(k) and PMA submissions, by hiring new investigators and increasing the frequency and scope of its inspections of manufacturing facilities. The FDA's Center for Devices and Radiological Health (“CDRH”) is contemplating significant changes to the 510(k) process, which could complicate the product approval process for certain of our and our partner’s products, although we cannot predict the effect of such procedural changes and cannot ascertain if such changes will have a substantive impact on the approval of our products or our partners’ products. If we fail to adequately respond to any changes to the 510(k) submission process and associated matters, our business may be adversely impacted.
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
In addition, the comprehensive healthcare reform legislation included an annual excise tax on the sale of medical devices equal to 2.3% of the price of the device starting on January 1, 2013, which does not include, under Internal Revenue Service (“IRS”) guidance, our existing SEVEN PLUS and G4 PLATINUM systems as they are deemed to be retail medical devices under such legislation. As a result, as of March 31, 2014, we believed that our current products were exempt from the excise tax. Notwithstanding our belief, if the IRS were to determine that this tax is applicable to our current or future products, our future operating results could be harmed, which in turn could cause the price of our stock to decline, Additionally, because of the uncertainty surrounding these issues, the impact of this tax has not been reflected in our forward guidance.
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
Any product for which we obtain marketing approval will be subject to continual review and periodic inspections by the FDA and other regulatory bodies, which may include inspection of our manufacturing processes, post-approval clinical data and promotional activities for such product. The FDA's medical device reporting (“MDR”) regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury. We and our suppliers are also required to comply with the FDA's Quality System Regulation (“QSR”) and other regulations, which cover the methods and documentation of the design, testing, production, control, selection and oversight of suppliers or contractors, quality assurance, labeling, packaging, storage, complaint handling, shipping and servicing of our products. The FDA enforces the QSR through unannounced inspections. We currently manufacture our devices at our headquarters facilities in San Diego, California. In these facilities we have more than 13,000 square feet of laboratory space and approximately 10,000 square feet of controlled environment rooms. In July 2012, the FDA completed an inspection of our facilities and did not identify any observations or require any other types of corrective action. In February 2010, the FDA inspected our facility and issued a Form 483 identifying several inspectional observations. Subsequent to the inspection, we also received a warning letter from the FDA requiring us to file MDRs in accordance with the MDR regulations for complaints involving sensor wire fractures underneath a patient's skin. In response to the warning letter and the Form 483 inspectional observations, we took corrective action to address the observations to achieve substantial compliance with the FDA regulatory requirements applicable to a commercial medical device manufacturer and received written notification dated November 1, 2010 from the FDA that we adequately addressed all issues cited in the warning letter. During a routine FDA post-approval facility inspection ending on November 7, 2013, the FDA issued a Form 483 with several observations regarding DexCom Medical Device Reporting (MDR) procedures and complaint reportability determinations.  DexCom responded to the observations on November 26, 2013. On March 14, 2014, we received a warning letter from the FDA related to administrative deficiencies in filing MDRs. On April 2, 2014, we responded to the warning letter.  The FDA confirmed receipt and is currently reviewing our response.
In March 2009, the Federal Communications Commission (“FCC”) established a bifurcated Medical Implant Communications System (“MICS”) band which requires device manufacturers whose products will operate in the main MICS band to either manufacture their devices using listen-before-transmit technology, or to transmit on a side band outside the main MICS band at lower power. Although the SEVEN PLUS does not comply with existing MICS band listen-before-transmit requirements, the FCC granted a waiver to allow continued operation of the SEVEN PLUS. Our G4 PLATINUM system does not operate within the MICS band and thus does not require a waiver from the FCC.
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
As further described in Part II, Item 1 “Legal Proceedings” of this quarterly report, Abbott has filed certain patent infringement lawsuits against us, claiming that our continuous glucose monitor infringes certain patents held by Abbott. We requested, and the Patent Office granted, reexamination of each of the patents cited in this lawsuit. On September 30, 2007, the court granted our motion to stay the case pending conclusion of the reexamination proceedings in the Patent Office relating to all seven patents asserted against us.
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
We have entered into a Collaboration Agreement with Edwards to develop jointly an in-hospital critical care automated blood glucose monitoring device, branded as the GlucoClear system, which may not result in a commercially viable product in the United States or generate any future revenues.
On November 10, 2008, we entered into a Collaboration Agreement with Edwards pursuant to which we agreed to develop jointly and to market the GlucoClear system, a blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital critical care sector. Under the Collaboration Agreement, we may receive payments for various milestones related to regulatory approvals and commercial readiness of the product. In addition, we also expect to receive either a profit-sharing payment of 10% of the products' gross profits, or a royalty of 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license to our intellectual property that relates to blood-based glucose sensors in the critical care sector of the hospital market. However, this collaboration may not result in the development of products that achieve regulatory approval in the United States or commercial success, which would result in various penalties to us under the Collaboration Agreement, up to and including delay or loss of some or all of our milestone payments and rights to any profit-sharing or royalties. In October 2009, we received CE Mark approval for the first generation of the GlucoClear system that we developed in collaboration with Edwards. Although Edwards commenced market evaluations during 2009, this product has never generated significant revenue and we do not expect this product to generate significant revenue during 2014. In January 2013, Edwards received CE Mark approval for the second generation system and Edwards initiated another limited launch in Europe of the second generation GlucoClear system in2013. We cannot predict whether the FDA will classify the GlucoClear as a 510(k) or PMA product, nor can we predict when, if ever, the GlucoClear will obtain FDA clearance or approval.
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
There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services promulgated patient privacy rules under the federal Health Insurance Portability and Accountability Act of 1996 or “HIPAA." These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. If we are found to be in violation of the privacy rules under HIPAA, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.
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
We conduct limited commercial and marketing efforts in Canada, Europe, Australia, New Zealand, the Middle East, Latin America and Asia with respect to our G4 PLATINUM system and may seek to market our products in other regions in the future. Outside the United States, we can market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval in addition to other risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside the United States on a timely basis, or at all.
Our success will depend on our ability to attract and retain our personnel and our ability to successfully transition from Mr. Gregg to Mr. Sayer as our Chief Executive Officer effective January 1, 2015.
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
Effective January 1, 2015, Mr. Gregg will assume a new role as our Executive Chairman.  In this role, Mr. Gregg will continue as an employee and will continue to lead our external efforts.  Mr. Gregg will also chair the Company’s Board of Directors commencing on January 1, 2015.  Mr. Sayer will assume the role of Chief Executive Officer effective on January 1, 2015. If we are unable to successfully transition the role of Chief Executive Officer from Mr. Gregg to Mr. Sayer, it could have an adverse impact on our financial condition and operating results.
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
On August 22, 2012, the SEC adopted a new rule requiring disclosures by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The new rule, which is effective for 2013 and requires a disclosure report to be filed by May 31, 2014, will require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The rule was partially struck down by the Court of Appeals for the District of Columbia in April 2014 and this decision leaves the status of the rule and the May 31 filing deadline in limbo. However, until the SEC provides additional guidance, we are proceeding with conducting diligence and preparing the necessary disclosure reports. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Within our supply chain, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. We are currently investigating the use of conflict materials within our supply chain.
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
We record compensation expense in the consolidated statement of operations for share-based payments, such as employee stock options restricted stock units and employee stock purchase plan shares, using the fair value method. The requirements of the authoritative guidance for share-based payment have and will continue to have a material effect on our future financial results reported under U.S. generally accepted accounting principles (“U.S. GAAP”) and make it difficult for us to accurately predict the impact on our future financial results.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future. Since January 1, 2014, the closing price of our common stock on the NASDAQ Global Select Market has been as high as $49.13 per share and as low as $32.44 per share.
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
We have entered into a loan and security agreement with the Silicon Valley Bank and Oxford Finance LLC to fund our business operations. This loan and security agreement imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of March 31, 2014, we were in compliance with the covenants imposed by the loan and security agreement. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
The issuance of shares by us in the future or sales of shares by our stockholders may cause the market price of our common stock to drop significantly, even if our business is doing well.
This issuance of shares by us in the future or sales of shares by our stockholders may cause the market price of our common stock to decline, perhaps significantly, even if our business is doing well. The market price of our common stock could also decline if there is a perception that sales of our shares are likely to occur in the future. This might also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Also, we may issue securities in connection with future financings and acquisitions, and those shares could dilute the holdings of other stockholders. For example, pursuant to the terms of our acquisition of SweetSpot, we may be obligated to issue up to 267,880 shares of our common stock to the former security holders of SweetSpot following the achievement of certain performance milestones. We have not issued any shares of common stock for milestone payments in 2014.
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
In addition, there are provisions in our certificate of incorporation and bylaws, as well as provisions in the Delaware General Corporation Law, that may discourage, delay or prevent a change of control that might otherwise be beneficial to stockholders. For example:

•	our Board of Directors may, without stockholder approval, issue shares of preferred stock with special voting or economic rights;

•	our stockholders do not have cumulative voting rights and, therefore, each of our directors can only be elected by holders of a majority of our outstanding common stock;

•	a special meeting of stockholders may only be called by a majority of our Board of Directors, the Chairman of our Board of Directors, or our Chief Executive Officer;

•	our stockholders may not take action by written consent;

•	our Board of Directors is divided into three classes, only one of which is elected each year; and

•	we require advance notice for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following exhibits are filed as a part of this report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

10.30	First Amendment to Loan and Security Agreement by and among Silicon Valley Bank, Oxford Finance LLC, DexCom, Inc. and SweetSpot Diabetes Care, Inc. dated August 6, 2013.	—	—	—	—	X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

DEXCOM, INC. (Registrant)

Dated: May 1, 2014	By:	/s/ TERRANCE H. GREGG
Terrance H. Gregg, Chief Executive Officer

Dated: May 1, 2014	By:	/s/ JESS ROPER
Jess Roper, Chief Financial Officer