Form 10-Q
period 2014-06-30
DEXCOM INC
filed 2014-08-06
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2014, 75,476,036 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

DexCom, Inc.
Consolidated Balance Sheets
(In millions—except par value data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49.5	$43.2
Short-term marketable securities, available-for-sale	11.8	11.4
Accounts receivable, net	28.6	26.1
Inventory	11.6	9.0
Prepaid and other current assets	4.0	3.4
Total current assets	105.5	93.1
Property and equipment, net	26.0	20.7
Restricted cash	1.0	1.0
Intangible assets, net	3.3	3.6
Goodwill	3.2	3.2
Other assets	0.7	0.9
Total assets	$139.7	$122.5
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$20.0	$14.1
Accrued payroll and related expenses	13.0	15.1
Current portion of long-term debt	2.3	2.2
Current portion of deferred revenue	0.3	0.7
Total current liabilities	35.6	32.1
Other liabilities	1.0	1.7
Long-term debt, net of current portion	3.5	4.6
Total liabilities	40.1	38.4
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 shares authorized; no shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value, 100.0 authorized; 75.6 and 75.4 issued and outstanding, respectively, at June 30, 2014; and 72.8 and 72.5 shares issued and outstanding, respectively, at December 31, 2013	0.1	0.1
Additional paid-in capital	593.6	559.5
Accumulated other comprehensive loss	(0.2)	(0.1)
Accumulated deficit	(493.9)	(475.4)
Total stockholders’ equity	99.6	84.1
Total liabilities and stockholders’ equity	$139.7	$122.5
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(In millions—except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Product revenue	$58.2	$35.5	$104.9	$63.3
Development grant and other revenue	0.6	0.3	1.0	2.1
Total revenue	58.8	35.8	105.9	65.4
Product cost of sales	18.7	13.7	35.6	26.1
Development and other cost of sales	0.2	0.2	0.6	0.9
Total cost of sales	18.9	13.9	36.2	27.0
Gross profit	39.9	21.9	69.7	38.4
Operating expenses
Research and development	14.8	11.1	29.3	20.4
Selling, general and administrative	30.9	20.7	58.5	38.8
Total operating expenses	45.7	31.8	87.8	59.2
Operating loss	(5.8)	(9.9)	(18.1)	(20.8)
Interest expense	(0.2)	(0.2)	(0.4)	(0.4)
Net loss	$(6.0)	$(10.1)	$(18.5)	$(21.2)
Basic net loss per share	$(0.08)	$(0.14)	$(0.25)	$(0.30)
Shares used to compute basic net loss per share	75.0	70.9	74.2	70.3
Diluted net loss per share	$(0.09)	$(0.14)	$(0.25)	$(0.30)
Shares used to compute diluted net loss per share	75.3	70.9	74.2	70.3
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Loss
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(6.0)	$(10.1)	$(18.5)	$(21.2)
Unrealized gain (loss) on short-term available-for-sale marketable securities	—	—	—	—
Foreign currency translation gain (loss)	—	—	—	—
Comprehensive loss	$(6.0)	$(10.1)	$(18.5)	$(21.2)
See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Operating activities
Net loss	$(18.5)	$(21.2)
Adjustments to reconcile net loss to cash provided by (used in) in operating activities:
Depreciation and amortization	3.8	3.4
Share-based compensation	21.9	11.4
Accretion and amortization related to marketable securities, net	0.1	0.2
Amortization of debt issuance costs	0.2	0.2
Change in fair value of contingent consideration	0.2	1.0
Changes in operating assets and liabilities:
Accounts receivable, net	(2.5)	1.8
Inventory	(2.6)	0.2
Prepaid and other assets	(0.6)	(0.8)
Accounts payable and accrued liabilities	4.4	0.8
Accrued payroll and related expenses	(2.0)	0.8
Deferred revenue	(0.4)	(1.3)
Deferred rent and other liabilities	(0.2)	(0.1)
Net cash provided by (used in) operating activities	3.8	(3.6)
Investing activities
Purchase of available-for-sale marketable securities	(6.4)	(8.9)
Proceeds from the maturity of available-for-sale marketable securities	6.0	31.0
Purchase of property and equipment	(7.9)	(3.4)
Net cash provided by (used in) investing activities	(8.3)	18.7
Financing activities
Net proceeds from issuance of common stock	11.9	5.0
Repayment of long-term debt	(1.1)	—
Net cash provided by financing activities	10.8	5.0
Increase in cash and cash equivalents	6.3	20.1
Cash and cash equivalents, beginning of period	43.2	8.1
Cash and cash equivalents, ending of period	$49.5	$28.2
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
Basis of Presentation
We have incurred operating losses since our inception and have an accumulated deficit of $493.9 million at June 30, 2014. As of June 30, 2014, we had available cash, cash equivalents and short-term marketable securities totaling $61.3 million, excluding $1.0 million of restricted cash, and working capital of $69.9 million. Our ability to transition to, and maintain, profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned increases in compensation related expenses or other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources will be sufficient to fund our operations through at least June 30, 2015.
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation (except for the changes in estimates described below), have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2013 included in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission on February 20, 2014.
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
Share-Based Compensation
We recorded $13.2 million and $21.9 million in share-based compensation expense during the three and six months ended June 30, 2014, respectively, compared to $6.4 million and $11.4 million, respectively, during the three and six months ended June 30, 2013. At June 30, 2014, unrecognized estimated compensation costs related to unvested stock options and restricted stock units totaled $131.7 million and are expected to be recognized through 2018. We issued performance restricted stock units (the “Performance Awards”) in connection with our acquisition of SweetSpot in March 2012. The performance targets for these Performance Awards are tied to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal years 2013 and 2014. We recognize expense for the Performance Awards when it is probable that the EBITDA targets will be met. The performance target for fiscal 2013 EBITDA was not achieved. At June 30, 2014, we had $2.1 million of unrecognized share-based compensation expense related to the Performance Awards for the fiscal 2014 performance target. We use the grant date fair value of our common stock for valuing restricted stock unit awards. Our determination of the fair value of share-based payment awards on the date of grant is affected by our stock price. Compensation costs will be adjusted for future changes in estimated forfeitures.
Revenue Recognition
We sell our durable systems and disposable units through a direct sales force in the United States and through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, the Middle East and Latin America. Components are individually priced and can be purchased separately or together. We receive payment directly from customers who use our products, as well as from distributors, organizations and third-party payors. Our durable system includes a reusable transmitter, a receiver, a power cord, data management software and a USB cable. Disposable sensors for use with the durable system are sold separately in packages of four. The initial durable system price is generally not dependent upon the purchase of any amount of disposable sensors.
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
We have entered into distribution agreements with Byram Healthcare and their subsidiaries ("Byram"), RGH Enterprises, Inc. (“Edgepark”) and other distributors that allow the distributors to sell our durable systems and disposable units. We have contracts with certain distributors who stock our products (“Stocking Distributors”), whereby the distributors fulfill orders for our product from their inventory. We also have contracts with certain distributors that do not stock our products, but rather products are shipped directly to the customer by us on behalf of our distributor (“Drop-Ship Distributors”). Revenue is recognized based on contracted prices and invoices are either paid by check following the issuance of a purchase order or letter of credit, or they are paid by wire at the time of placing the order. Terms of distributor orders are generally Freight on Board (“FOB”) shipping point (Free Carrier (“FCA”) shipping point for international orders). Distributors do not have rights of return per their distribution agreement outside of our standard warranty. The distributors typically have a limited time frame to notify us of any missing, damaged, defective or non-conforming products. For any such products, we shall either, at our option, replace the portion of defective or non-conforming product at no additional cost to the distributor or cancel the order and refund any portion of the price paid to us at that time for the sale in question.
We shipped product directly to the Drop-Ship Distributors’ customers and recognized $7.3 million and $13.4 million in revenue, which represents 12% and 13% of our total revenues for the three and six months ended June 30, 2014, respectively, compared to $5.7 million and $10.6 million in revenue, which represents 16% and 16% of our total revenues for the three and six months ended June 30, 2013, respectively. We recognized $32.6 million and $58.6 million in revenue from the shipment of products to Stocking Distributors, which represents 55% and 55% of our total revenues for the three and six months ended June 30, 2014, respectively, compared to $14.2 million and $26.1 million in revenue from these arrangements, which represents 40% and 40% of our total revenues for the three and six months ended June 30, 2013, respectively. We monitor shipments to, and on-hand inventory levels of, these distributors, and at June 30, 2014, these distributors had limited amounts of our product in their inventory.
We have collaborative license and development arrangements with strategic partners for the development and commercialization of products utilizing our technologies. The terms of these agreements typically include the license of certain intellectual property rights and the provision of multiple deliverables by us (for example, research and development services, product prototypes and products for use in clinical trials) in exchange for consideration to us of some combination of non-refundable license fees, funding of research and development activities, payments based upon achievement of development milestones and royalties in the form of a designated percentage of product sales or profits. With the exception of royalties, these types of consideration are classified as development grant and other revenue in our consolidated statements of operations and are generally recognized over the service period except for substantive milestone payments, which are generally recognized when the milestone is achieved. In determining whether each milestone is substantive, we considered whether the consideration earned by achieving the milestone should (i) be commensurate with either (a) our performance to achieve the milestone or (b) the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relate solely to past performance and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. We recognize royalties in the period in which we obtain the royalty report, which is necessary to determine the amount of royalties we are entitled to receive.
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
Warranty Accrual
Estimated warranty costs associated with a product are recorded at the time of shipment. We estimate future warranty costs by analyzing historical warranty experience for the timing and amount of returned product, and these estimates are evaluated on at least a quarterly basis to determine the continued appropriateness of such assumptions.
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

The following table represents our fair value hierarchy for our financial assets (cash equivalents, marketable securities and restricted cash) and liabilities measured at fair value on a recurring basis as of June 30, 2014 (in millions):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$24.4	$—	$24.4
Marketable securities, available for sale
U.S. government agencies	—	9.3	—	9.3
Corporate debt	—	1.1	—	1.1
Commercial paper	—	1.4	—	1.4
Total marketable securities, available for sale	$—	$11.8	$—	$11.8
Restricted cash	$1.0	$—	$—	$1.0
Contingent consideration	$—	$—	$4.4	$4.4
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

Additional Disclosures Regarding Fair Value Measurements
The book values of cash equivalents, short-term marketable securities, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Our non-financial assets and liabilities (e.g., goodwill, intangible assets, property and equipment and nonfinancial assets and liabilities initially measured at fair value in a business combination) are re-measured at fair value subsequent to initial recognition only when they are deemed to be other-than-temporarily impaired. There were no non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a nonrecurring basis for the periods presented.
Contingent Consideration Liability
In connection with the acquisition of SweetSpot in March 2012, at the closing of the acquisition, we agreed to issue up to an additional 357,176 shares of our common stock upon the achievement of certain specified milestones, which is classified as contingent consideration. The fair value of the contingent consideration at the closing of $2.2 million was determined using a probability-weighted discounted cash flow model, the significant inputs of which are not observable in the market. The key assumptions in applying this approach are the interest rate and the estimated probabilities and timing assigned to the milestones being achieved. During 2012, approximately $1.1 million related to the contingent consideration was earned and paid through the issuance of 89,296 shares of our common stock, with up to 267,880 shares of our common stock that may still be issued upon the achievement of remaining performance milestones. We did not issue any shares of common stock for milestone payments in 2013 or through June 30, 2014. We reassess the fair value of our contingent consideration liability on a quarterly basis. Changes in fair value are recorded in the consolidated statements of operations as research and development expense since the milestones are related to development activities.
The following table sets forth the change in the estimated fair value for our liabilities measured on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Fair value measurement at the beginning of period	$5.4	$2.0	$4.2	$1.7
Changes in fair value measurement included in operating expenses	(1.0)	0.7	0.2	1.0
Fair value measurement at end of period	$4.4	$2.7	$4.4	$2.7

The changes in the fair value of the contingent consideration for the SweetSpot acquisition for the periods presented resulted from updates to assumed probability of achievement of milestones and adjustments to the discount periods.
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
Property and Equipment
Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets, generally three years for computer equipment, four years for machinery and equipment, and five years for furniture and fixtures, using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the remaining lease term.
Recent Accounting Guidance
In July 2013, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. We adopted this guidance on January 1, 2014, and the adoption of this guidance did not have a material impact on our consolidated financial statements or related financial statement disclosures.
In May 2014, the FASB issued authoritative guidance for Revenue from Contracts with Customers, to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five step process to achieve this core principle and it is possible when the five step process is applied, more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The updated standard permits the use of either the retrospective or cumulative effect transition method and is effective for us in our first quarter of fiscal 2017. Early adoption is not permitted. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

2. Net Loss Per Common Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, options, unvested restricted stock units settleable in shares of common stock and contingently issuable shares related to contingent consideration for the SweetSpot acquisition are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The dilutive effect of the contingent consideration settleable in stock is calculated as if the contingently issuable shares were outstanding as of the beginning of the period.

The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator for basic and diluted net loss per share:
Net loss for basic	$(6.0)	$(10.1)	$(18.5)	$(21.2)
Impact of income related to mark-to-market on contingent consideration obligation settleable in shares	(1.0)	—	—	—
Net loss for diluted	$(7.0)	$(10.1)	$(18.5)	$(21.2)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding for basic	75.0	70.9	74.2	70.3
Dilutive potential common stock outstanding:
Contingently issuable shares related to contingent consideration obligation settleable in shares	0.3	—	—	—
Weighted average common shares outstanding for diluted	75.3	70.9	74.2	70.3
Basic net loss per share	$(0.08)	$(0.14)	$(0.25)	$(0.30)
Diluted net loss per share	$(0.09)	$(0.14)	$(0.25)	$(0.30)

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Options outstanding to purchase common stock	4.5	6.7	4.5	6.7
Unvested restricted stock units	4.6	3.9	4.6	3.9
Total	9.1	10.6	9.1	10.6

3. Financial Statement Details (in millions)
Short Term Marketable Securities, Available for Sale
Short term marketable securities, consisting solely of debt securities with contractual maturities of less than one year were as follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$9.3	$—	$—	$9.3
Corporate debt	1.1	—	—	1.1
Commercial paper	1.4	—	—	1.4
Total	$11.8	$—	$—	$11.8

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$8.9	$—	$—	$8.9
Corporate debt	2.5	—	—	2.5
Total	$11.4	$—	$—	$11.4
Inventory

	June 30, 2014	December 31, 2013
Raw materials	$5.1	$4.8
Work-in-process	1.0	0.3
Finished goods	5.5	3.9
Total	$11.6	$9.0
Accounts Payable and Accrued Liabilities

	June 30, 2014	December 31, 2013
Accounts payable trade	$7.0	$4.2
Accrued tax, audit, and legal fees	1.6	1.2
Clinical trials	0.3	0.3
Accrued other including warranty	6.7	4.8
Acquisition-related liabilities	4.4	3.6
Total	$20.0	$14.1

Accrued Warranty
Warranty costs are reflected in the consolidated statements of operations as product cost of sales. A reconciliation of our accrued warranty costs for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$0.8	$0.2	$0.9	$0.3
Charges to costs and expenses	1.2	0.9	2.2	1.4
Costs incurred	(1.1)	(0.8)	(2.2)	(1.4)
Ending balance	$0.9	$0.3	$0.9	$0.3

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
The revolving line of credit is an interest-only financing that bears an interest rate equal to the prime rate plus 0.5% and requires repayment of principal at the maturity date of November 2015. Under the revolving line of credit, available funds, which were up to $15.0 million as of June 30, 2014 can be drawn at any time, and repaid funds can be redrawn. No amounts have been drawn against the revolving line of credit.
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
The aggregate debt issuance costs and fees incurred with respect to the issuance of the Loan Agreement were $1.1 million. These costs have been capitalized as debt issuance costs on our consolidated balance sheet as other assets. Fees related to the revolving line of credit are being amortized through the maturity date of November 2015. Issuance costs and fees related to the term loan are being amortized through the maturity date of November 2016 using the effective interest method. As of June 30, 2014, the remaining unamortized issuance costs and fees totaled $0.5 million. Principal repayment obligations under the Loan Agreement as of June 30, 2014 were as follows (in millions):

Fiscal Year Ending
Remainder of 2014	$1.2
2015	2.3
2016	2.3
Total	$5.8
Leases
In April 2006, we entered into an office lease agreement for facilities located in San Diego, California. In August 2010, we entered into a First Amendment to Office Lease (the “Lease Amendment”) with respect to facilities in the buildings at 6340 Sequence Drive and 6310 Sequence Drive, each in San Diego, California (the “Buildings”). Under the Lease Amendment, we leased additional space in the Buildings. The lease term for the Buildings extends through November 2016 and we have an option to renew the lease upon the expiration of the initial term for an additional five years. These facility leases have annual rental increases ranging from approximately 2.5% to 4.0%. The difference between the straight-line expense over the term of the lease and actual amounts paid are recorded as deferred rent. In September 2008, our subsidiary in Sweden entered into a three-year lease for a small shared office space, which was renewed for a three-year term and has a quarterly adjustment clause for rent to increase or decrease in proportion to changes in consumer prices. In July 2012, our subsidiary SweetSpot entered into a five-year lease for a small office space in a multi-tenant commercial building in Portland, Oregon. Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances, under all lease agreements as of June 30, 2014 were as follows (in millions):

Fiscal Year Ending
Remainder of 2014	$1.4
2015	2.9
2016	2.6
Total	$6.9
Total rent expense for the three and six months ended June 30, 2014 was $0.8 million and $1.5 million, respectively, compared to $0.7 million and $1.5 million, respectively, for the same periods of 2013.
Litigation
Commencing on August 11, 2005, Abbott Diabetes Care, Inc. (“Abbott”) instituted various patent infringement proceedings against us in the United States District Court for the District of Delaware. In these proceedings Abbott sought, among other things, a declaratory judgment that our continuous glucose monitoring systems infringe certain patents held by Abbott.
On July 2, 2014, we entered into a settlement agreement with Abbott to fully settle all patent infringement proceedings commenced by Abbott against us and our continuous glucose monitoring systems (and our subsequent counterclaims). For additional details on the settlement and the settlement agreement please see Note 6 "Subsequent Events" and Part II, Item 1. Legal Proceedings.
From time to time, we are subject to various claims and suits arising out of the ordinary course of business, including commercial and employment related matters. In addition, from time to time, we may bring claims or initiate lawsuits against various third parties with respect to matters arising out of the ordinary course of our business, including commercial and employment related matters. We do not expect that the resolution of these matters would, or will, have a material adverse effect or material impact on our consolidated financial position.
Purchase Commitments
We are party to various purchase arrangements related to our manufacturing and development activities including materials used in our glucose monitoring systems. As of June 30, 2014, we had purchase commitments with vendors totaling $22.6 million due within one year. There are no material purchase commitments due beyond one year.
5. Development and Other Agreements
Edwards Lifesciences LLC
On November 10, 2008, we entered into a Collaboration Agreement with Edwards Lifesciences LLC (“Edwards”). The Collaboration Agreement was amended by the parties on May 5, 2009 (as amended, the “Collaboration Agreement”). Pursuant to the Collaboration Agreement, the parties agreed to develop jointly and to market an in-hospital automatic blood glucose monitoring system (“In-Hospital Product”). Under the terms of the Collaboration Agreement we will receive a royalty of up to 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license to certain of our intellectual property rights used in the In-Hospital Product (“Edwards License”). The Edwards License is limited to the critical care sector of the in-hospital market. Our development obligations under the Collaboration Agreement were completed in the fourth quarter of 2012.
Each of the milestones related to the Collaboration Agreement is considered to be substantive under the terms of the Collaboration Agreement and, at the outset of the Collaboration Agreement, we were entitled to receive up to $12.0 million in milestones related to regulatory approvals and manufacturing readiness, subject to reductions based on the timing of the receipt of approvals. We currently do not expect to receive the full amount of such milestones due to regulatory and joint development delays. We did not recognize any consideration for milestones related to the Collaboration Agreement for the three and six months ended June 30, 2014 and 2013.

Tandem Diabetes Care, Inc.
On February 1, 2012, we entered into a non-exclusive Development and Commercialization Agreement (the “Tandem Agreement”) with Tandem Diabetes Care, Inc. (“Tandem”) to integrate a future generation of our continuous glucose monitoring technology with Tandem’s t:slim™ insulin delivery system in the United States. On January 4, 2013, the Tandem Agreement was amended to allow for the integration of our G4 PLATINUM system with Tandem's t:slim insulin delivery system in the United States. Under the terms of the Tandem Agreement, we are entitled to receive up to $1.0 million to offset certain development, clinical and regulatory expenses. We received an initial payment of $1.0 million as a result of the execution of the Tandem Agreement. We are also entitled to receive up to an additional $2.0 million upon the achievement of certain milestones related to regulatory submissions and approvals as set forth in the Tandem Agreement. Each of the milestones related to the Tandem Agreement is considered to be substantive. We did not recognize any consideration for milestones for the three and six months ended June 30, 2014 and 2013. We recorded $0.1 million and $0.2 million in development grant and other revenue related to consideration previously received for development efforts for the three and six months ended June 30, 2014, respectively, compared to $0.1 million and $0.3 million, respectively, for the same periods in 2013.
The Leona M. and Harry B Helmsley Charitable Trust

In July 2013, we were awarded a $4.0 million grant (the "Helmsley Grant") from the Leona M. and Harry B. Helmsley Charitable Trust (the "Helmsley Trust") to accelerate the development of the sixth generation of our advanced glucose-sensing technologies (the "Gen 6 Sensor"). The funding is milestone-based and is contingent upon our meeting specific development milestones related to the Gen 6 Sensor over the next several years. Upon successful commercialization of our Gen 6 Sensor, we are obligated to either (1) make royalty payments based on a percentage of product sales of up to $2.0 million per year for four years, or (2) at our sole election, make a one-time $6.0 million royalty payment. The Helmsley Grant funds will offset research and development expense as incurred and earned. During 2013, $0.5 million of the Helmsley Grant was received and $0.5 million was earned. During the three and six months ended June 30, 2014, $1.0 million and $1.5 million, respectively, of the Helmsley Grant was received and $1.0 million and $1.5 million, respectively, was earned.

6. Subsequent Events
On July 2, 2014, we entered into a Settlement and License Agreement (the “Settlement Agreement”) with Abbott (Abbott and us together, the “settlement parties” and each, a “settlement party”). The Settlement Agreement was entered into in full settlement of all pending patent infringement legal proceedings brought by Abbott against us. In accordance with the Settlement Agreement, on July 7, 2014, the parties filed a joint stipulation of dismissal of all pending legal proceedings, which was granted by the court on July 11, 2014.
The Settlement Agreement does not obligate us to pay any royalties or any other form of financial compensation. The Settlement Agreement provides for a royalty-free, worldwide, non-exclusive, non-sublicensable cross-license of certain patents. We receive a limited license from Abbott to the patents that Abbott has alleged that we infringed (and other Abbott patents that claim priority to such patents). We grant to Abbott a limited license of certain patents with an actual filing date prior to January 1, 2005 (and other of our patents that claim priority to such patents). In addition, each settlement party agrees not to (1) sue the other settlement party for patent infringement based on certain of their respective continuous glucose monitoring products, and (2) challenge any patent or patent application held by the other settlement party, subject to certain limited exceptions, in each case, until March 31, 2021. The cross-license and mutual covenant not to sue granted to each settlement party do not apply to the type of sensor technology used by the other settlement party.
In the event of a change of control, the settlement party that is not acquired in the change of control (the “Non-Acquired Party”) shall be paid a one-time continuation fee of $25.0 million. If the Non-Acquired Party is not paid the continuation fee within 30 days after the effective date of such change of control, then the license granted by, and all covenants of, the Non-Acquired Party shall expire 30 days after the effective date of the change of control, but the license granted by, and all covenants of, the settlement party that is acquired shall survive such expiration.

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
Overview
We are a medical device company primarily focused on the design, development and commercialization of continuous glucose monitoring systems for ambulatory use by people with diabetes and for use by healthcare providers for the treatment of people with and without diabetes. Unless the context requires otherwise, the terms "we," "us," "our," the "company," or "DexCom" refer to DexCom, Inc. and its subsidiaries.
Background
From inception to 2006, we devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. Since 2006, we have devoted considerable resources to the commercialization of our ambulatory continuous glucose monitoring systems, including the SEVEN PLUS (as described below under the caption “Products”) and G4 PLATINUM (as described below under the caption “Products”), as well as the continued research and clinical development of our technology platform.
The International Diabetes Federation (“IDF”) estimates that in 2013, 382 million people around the world had diabetes, and the Centers for Disease Control (“CDC”) estimates that in 2012, diabetes affected 29.1 million people in the United States, of which 8.1 million were undiagnosed. IDF estimates that by 2035, the worldwide incidence of people suffering from diabetes will reach 592 million. According to the CDC's National Vital Statistics Reports for 2010, diabetes was the seventh leading cause of death by disease in the United States. According to the Congressional Diabetes Caucus, diabetes is the leading cause of kidney failure, adult-onset blindness, lower-limb amputations, and significant cause of heart disease and stroke, high blood pressure and nerve damage. According to the IDF, there were an estimated 5.1 million deaths attributable to diabetes globally in 2013. The American Diabetes Association (“ADA”) Fast Facts, revised in July 2014, states that diabetes is the primary cause of death for more than 69,000 Americans each year, and contributes to the death of more than 234,000 Americans annually.
According to the CDC 2011 National Diabetes Fact Sheet, in the United States, another individual is diagnosed with diabetes every 17 seconds. According to the Congressional Diabetes Caucus website as of August 6, 2014, each day approximately 5,082 people are diagnosed with diabetes, and about 1.9 million people 20 years or older were diagnosed in 2010. In addition to those newly diagnosed, every 24 hours there are: 238 amputations in people with diabetes, 120 people who enter end-stage kidney disease programs, and 48 people who go blind.
According to the ADA one in every five healthcare dollars was spent on treating diabetes in 2012, and the direct medical costs and indirect expenditures attributable to diabetes in the United States were an estimated $245 billion, an increase of $71 billion, or approximately 41%, since 2007. Of the $245 billion in overall expenses, the ADA estimated that approximately $176 billion were direct costs associated with diabetes care, chronic complications and excess general medical costs, and $69 billion were indirect medical costs. The ADA also found that average medical expenditures among people with diagnosed diabetes were 2.3 times higher than for people without diabetes in 2012. According to the IDF, expenditures attributable to diabetes were an estimated $548 billion globally in 2013. The IDF estimates that expenditures attributable to diabetes will grow to $678 billion globally by 2035.
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
Our initial target market in the United States consists of an estimated 30% of people with Type 1 diabetes who utilize insulin pump therapy and an estimated 50% of people with Type 1 diabetes who utilize multiple daily insulin injections. Our broader target market in the United States consists of our initial target market plus an estimated 20% of people with Type 1 diabetes using conventional insulin therapy and the estimated 27% of people with Type 2 diabetes who require insulin. Although our initial focus was within the United States, we have expanded our operations to include those European, Asian, Latin American and other countries that recognize the CE Mark.
Products
Ambulatory Product Line: SEVEN® PLUS, DexCom G4® and DexCom G4® PLATINUM
We received approval from the Food and Drug Administration (“FDA”) and commercialized our first product in 2006. In 2007, we received approval and began commercializing our second generation system, the DexCom SEVEN. We no longer market or provide support for the DexCom SEVEN system. In 2009 we received approval for our third generation system, the DexCom SEVEN PLUS, which is designed for up to seven days of continuous use, and we began commercializing this product in the first quarter of 2009. On June 14, 2012, we received Conformité Européene Marking (“CE Mark”) approval for our fourth generation continuous glucose monitoring system, the DexCom G4 system, enabling commercialization of the DexCom G4 system in the European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize the CE Mark. On October 5, 2012, we received approval from the FDA for the DexCom G4 PLATINUM, which is designed for up to seven days of continuous use by adults with diabetes, and we began commercializing this product in the U.S. in the fourth quarter of 2012. On February 14, 2013, we received CE Mark approval for a pediatric indication for our DexCom G4 system, enabling us to market and sell this system in the European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize the CE Mark to persons two years old and older who have diabetes (hereinafter referred to as the "Pediatric Indication"), and we initiated a limited commercial launch in the second quarter of 2013. In connection with our receipt of CE Mark approval for the Pediatric Indication, we changed the name of the DexCom G4 system to the DexCom G4 PLATINUM system. On February 3, 2014, we received approval from the FDA for a Pediatric Indication for the DexCom G4 PLATINUM system in the United States. On June 3, 2014, we received approval from the FDA for an expanded indication for the DexCom G4 PLATINUM for professional use. This expanded indication allows healthcare professionals to purchase the DexCom G4 PLATINUM devices for use with multiple patients. Healthcare professionals can use the insights gained from a DexCom G4 PLATINUM professional session to adjust therapy and to educate and motivate patients to modify their behavior after viewing the effects that specific foods, exercise, stress, and medications have on their glucose levels. Unless the context requires otherwise, the term "G4 PLATINUM" shall refer to the DexCom G4 and DexCom G4 PLATINUM systems (and all associated indications of use for such systems) that are commercialized by us in and outside of the United States.
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
With the approval of the G4 PLATINUM systems, we have reduced our worldwide marketing and sales efforts related to SEVEN PLUS.
DexCom SHARETM

During the third quarter of 2013, we submitted a PMA supplement to the FDA seeking approval of the DexCom SHARE remote monitoring system. DexCom SHARE enables users of our G4 PLATINUM System to have their sensor glucose information remotely monitored by their family or friends. To use DexCom SHARE, the G4 PLATINUM user docks their G4 PLATINUM Receiver in the DexCom SHARE Cradle and their sensor glucose information is wirelessly transmitted to, and viewed by, such patient’s friends or family through the DexCom SHARE mobile application. DexCom SHARE provides secondary notifications to individuals designated by a G4 PLATINUM System user and does not replace real time continuous glucose monitoring or standard home blood glucose monitoring.
In-Hospital Product Line: GlucoClear®
To address the in-hospital critical care patient population, we entered into an exclusive agreement with Edwards Lifesciences LLC (“Edwards”) in 2008 to develop jointly and market a specific glucose monitoring product platform for the in-hospital critical care market. On October 30, 2009, the first generation blood-based in-vivo automated glucose monitoring system, which was branded the GlucoClear, received CE Mark approval for use by healthcare providers in the hospital. In January 2013, Edwards received CE Mark approval for the second generation system. A very limited commercial launch of the first generation GlucoClear system was initiated in Europe in 2009. In 2013, Edwards initiated another limited commercial launch in Europe of the second generation GlucoClear system.
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
Sensor Augmented Insulin Pumps
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
Future Products
We plan to develop future generations of technologies focused on improved performance and convenience and that will enable intelligent insulin administration. Over the longer term, we plan to develop networked platforms with open architecture, connectivity and transmitters capable of communicating with other devices. Our product development timelines are highly dependent on our ability to achieve clinical endpoints and regulatory requirements and to overcome technology challenges, and our product development timelines may be delayed due to extended regulatory approval timelines, scheduling issues with patients and investigators, requests from institutional review boards, sensor performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, the FDA may not approve our products, and even if approved, we may not achieve acceptance in the marketplace by physicians and people with diabetes.

Commercial Operations
We have built a direct sales organization in the United States to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. The approval by the FDA of a Pediatric Indication for our G4 PLATINUM system in February 2014 allows our sales organization to call on pediatric endocrinologists and pediatricians who can educate and influence adoption of continuous glucose monitoring by parents who have children aged two years or older with diabetes. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. To complement our direct sales efforts, we have entered into a limited number of U.S. and international distribution arrangements that allow distributors to sell our products. We believe our direct, highly specialized and focused sales organization is sufficient for us to support our sales efforts.
As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare and Medicaid (“CMS”) released 2008 Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those customers covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices that includes our devices. As of August 6, 2014, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our SEVEN PLUS and G4 PLATINUM systems by their members. Many of these coverage policies are restrictive in nature and require the patient to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. In addition, customers who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist customers in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create and liberalize coverage policies with third-party payors and expect to continue to do so in 2014. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, people with diabetes may not use them on a widespread basis.
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

As of June 30, 2014, we had an accumulated deficit of $493.9 million. We expect our losses to continue as we proceed with our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and debt. In November 2012, we entered into a loan and security agreement (the “Loan Agreement”) that provides for (i) a $15.0 million revolving line of credit and (ii) initially provided a total term loan of up to $20.0 million (the “Term Loan”). Per the Loan Agreement, $7.0 million was advanced under the Term Loan at the funding date in November 2012, and up to $13.0 million in additional funds was initially available upon our request from June 1, 2013 to September 30, 2013 (the "Draw Period"). In August 2013, the Loan Agreement was amended to change the Draw Period for the additional funds under the Term Loan to January 1, 2014 through March 31, 2014, at which time the Draw Period expired. There is currently $15.0 million available under the Loan Agreement. In July 2013, we were awarded a $4.0 million grant from the Helmsley Trust to accelerate the development of the sixth generation of our advanced glucose-sensing technologies.
Financial Operations
Revenue
We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. Between 2008 and 2012, we entered into joint development and collaboration agreements with Animas and Tandem, as well as other third parties under agreements that have since expired or been terminated, under which we recognized development grant and other revenue received pursuant to each agreement ratably over the term of the development period. We recognize development milestones associated with each agreement as revenue upon achievement of each milestone if the milestone is considered substantive.
Cost of Sales
Product cost of sales includes direct labor and materials costs related to each product sold or produced, including assembly, test labor and scrap, as well as factory overhead supporting our manufacturing operations. Factory overhead includes facilities, material procurement and control, manufacturing engineering, quality assurance, supervision and management. These costs are primarily salary, fringe benefits, share-based compensation, facility expense, supplies and purchased services. A large portion of our costs are currently fixed due to our moderate level of production volumes compared to our potential capacity. All of our manufacturing costs are included in product cost of sales. Development and other cost of sales consists primarily of salaries, fringe benefits, facility expense, and supplies directly attributable to our development contracts.
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
Results of Operations
Quarter Ended June 30, 2014 Compared to June 30, 2013
Revenue, Cost of Sales and Gross Profit
Product revenues increased $22.7 million to $58.2 million for the three months ended June 30, 2014 compared to $35.5 million for the three months ended June 30, 2013 based primarily on increased sales volume of our durable systems and disposable sensors, due to the commercial launch in October 2012 of the G4 PLATINUM system and the continued growth of our installed base of customers. Product cost of sales increased $5.0 million to $18.7 million for the three months ended June 30, 2014 compared to $13.7 million for the three months ended June 30, 2013 primarily due to increased sales volume. The product gross profit of $39.5 million for the three months ended June 30, 2014 increased $17.7 million compared to $21.8 million for the same period in 2013, primarily due to increased revenue, and the greater sales mix of our higher margin G4 PLATINUM system compared to our SEVEN PLUS system.

Development grant and other revenues increased $0.3 million to $0.6 million for the three months ended June 30, 2014 compared to $0.3 million for the three months ended June 30, 2013. Development and other cost of sales was $0.2 million for each of the three months ended June 30, 2014 and 2013. The increase in development grant and other revenues during the three months ended June 30, 2014 was primarily due to payments from Edwards for services related to manufacturing operations for the in-hospital GlucoClear.
Research and Development. Research and development expense increased $3.7 million to $14.8 million for the three months ended June 30, 2014, compared to $11.1 million for the three months ended June 30, 2013. The increase was primarily due to additional non-cash equity-related expenses and additional headcount costs to support development of future products. Significant elements of the increase in research and development costs included $2.4 million in additional share-based compensation, $1.5 million in additional consulting costs and $1.1 million in additional salaries, bonus and payroll related costs, partially offset by $1.6 million in lower non-cash charges related to fair value adjustments of the SweetSpot acquisition contingent consideration resulting from updates to assumed probability of achievement of milestones and adjustments to the discount periods.
Selling, General and Administrative. Selling, general and administrative expense increased $10.2 million to $30.9 million for the three months ended June 30, 2014, compared to $20.7 million for the three months ended June 30, 2013. The increase was primarily due to higher headcount related selling costs and information technology infrastructure costs to support revenue growth and the continued commercialization of our products. Significant elements of the increase in selling, general, and administrative expenses included $3.8 million in additional share-based compensation costs, $2.4 million in additional salaries, bonus, and payroll related costs, and $1.0 million in additional sales commissions.
Interest Expense. Interest expense was $0.2 million for each of the three months ended June 30, 2014 and 2013.

Six Months Ended June 30, 2014 Compared to June 30, 2013
Revenue, Cost of Sales and Gross Profit
Product revenues increased $41.6 million to $104.9 million for the six months ended June 30, 2014 compared to $63.3 million for the six months ended June 30, 2013 based primarily on increased sales volume of our durable systems and disposable sensors, due to the commercial launch in October 2012 of the G4 PLATINUM system and the continued growth of our installed base of customers. Product cost of sales increased $9.5 million to $35.6 million for the six months ended June 30, 2014 compared to $26.1 million for the six months ended June 30, 2013 primarily due to increased sales volume. The product gross profit of $69.3 million for the six months ended June 30, 2014 increased $32.1 million compared to $37.2 million for the same period in 2013, primarily due to increased revenue, and the greater sales mix of our higher margin G4 PLATINUM system compared to our SEVEN PLUS system.
Development grant and other revenues decreased $1.1 million to $1.0 million for the six months ended June 30, 2014 compared to $2.1 million for the six months ended June 30, 2013. Development and other cost of sales decreased $0.3 million to $0.6 million for the six months ended June 30, 2014 compared to $0.9 million for the six months ended June 30, 2013. The decrease in development grant and other revenues during the six months ended June 30, 2014 was primarily due to the termination of that certain Research and Development Agreement with Roche Diagnostics Operations, Inc. in February 2013. The decrease in costs associated with development was primarily due to fewer development obligations during the period with respect to our collaboration and development arrangements.
Research and Development. Research and development expense increased $8.9 million to $29.3 million for the six months ended June 30, 2014, compared to $20.4 million for the six months ended June 30, 2013. The increase was primarily due to additional non-cash equity-related expenses and additional headcount costs to support development of future products. Significant elements of the increase in research and development costs included $3.6 million in additional share-based compensation, $2.2 million in additional consulting costs and $2.1 million in additional salaries, bonus and payroll related costs.
Selling, General and Administrative. Selling, general and administrative expense increased $19.7 million to $58.5 million for the six months ended June 30, 2014, compared to $38.8 million for the six months ended June 30, 2013. The increase was primarily due to higher headcount related selling costs and information technology infrastructure costs to support revenue growth and the continued commercialization of our products. Significant elements of the increase in selling, general, and administrative expenses included $6.1 million in additional share-based compensation costs, $5.3 million in additional salaries, bonus, and payroll related costs, $2.4 million in additional sales commissions, and $0.8 million in additional travel costs.
Interest Expense. Interest expense was $0.4 million for each of the six months ended June 30, 2014 and 2013.

Liquidity and Capital Resources
We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of June 30, 2014, we had an accumulated deficit of $493.9 million and had working capital of $69.9 million. Our cash, cash equivalents and short-term marketable securities totaled $61.3 million, excluding $1.0 million in restricted cash. To date, we have funded our operations primarily through offerings of equity securities and debt.

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
Net Cash Used in/Provided by Operating Activities. Net cash provided by operating activities increased $7.4 million to $3.8 million for the six months ended June 30, 2014, compared to $3.6 million net cash used in operating activities for the six months ended June 30, 2013. The increase in cash provided by operations was primarily due to $10.0 million in higher non-cash charges primarily comprised of share-based compensation and $2.7 million in lower net loss, partially offset by an additional $5.3 million cash outflow from changes in operating assets and liabilities.
Net Cash Used in/Provided by Investing Activities. Net cash used in investing activities was $8.3 million for the six months ended June 30, 2014, compared to $18.7 million net cash provided by investing activities for the six months ended June 30, 2013. The change in cash used in investing activities was primarily due to a $25.0 million decrease in proceeds from the maturity of short-term marketable securities and by the use of $7.9 million to purchase equipment to support manufacturing improvements for the six months ended June 30, 2014, compared to $3.4 million for the six months ended June 30, 2013, partially offset by a $2.5 million decrease in cash used to purchase short-term marketable securities.
Net Cash Provided by Financing Activities. Net cash provided by financing activities increased $5.8 million to $10.8 million for the six months ended June 30, 2014, compared to $5.0 million for the six months ended June 30, 2013. The increase was due to $6.9 million increase in proceeds from the issuance of common stock pursuant to the exercise of then-outstanding stock options for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, partially offset by the repayment of long-term debt of $1.1 million for the six months ended June 30, 2014.
Operating Capital and Capital Expenditure Requirements
We anticipate that we will continue to incur net losses as we incur expenses and expand the commercialization of our approved products, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.
We believe that our cash, cash equivalents, short-term marketable securities balances, and projected cash contributions from our commercial operations and existing partnership arrangements will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs through at least June 30, 2015. If our available cash, cash equivalents and short-term marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products or new markets for our existing products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, there can be no assurance that we will be successful in obtaining additional cash contributions from future partnership arrangements. Our ability to transition to, and maintain profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we are unable to obtain additional financing, we may be required to reduce planned increases in compensation related expenses or other operating expenses related to research, development, and commercialization activities, which could have an adverse impact on our ability to achieve our intended business objectives.
Because of the numerous risks and uncertainties associated with the development of continuous glucose monitoring technologies, we are unable to estimate the exact amounts of capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including, but not limited to:

•	the revenue generated by sales of our approved products and other future products;

•	the expenses we incur in manufacturing, developing, selling and marketing our products;

•	the quality levels of our products and services;

•	the third-party reimbursement of our products for our customers;

•	our ability to efficiently scale our manufacturing operations to meet demand for our current and any future products;

•	the costs, timing and risks of delays of additional regulatory approvals;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the rate of progress and cost of our clinical trials and other development activities;

•	the success of our research and development efforts;

•	the emergence of competing or complementary technological developments;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish; and

•	the acquisition of businesses, products and technologies and our ability to integrate and manage any acquired businesses, products and technologies, including without limitation, SweetSpot.
Contractual Obligations
We are party to various purchase arrangements related to components used in manufacturing and research and development activities. As of June 30, 2014, we had purchase commitments with certain vendors totaling approximately $22.6 million due within one year. There are no material purchase commitments due beyond one year.
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
Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Our accounting policies and estimates which are most critical to a full understanding and evaluation of our reported financial results are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2013. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2014.
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
In May 2014, the FASB issued authoritative guidance for Revenue from Contracts with Customers, to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five step process to achieve this core principle and it is possible when the five step process is applied, more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The updated standard permits the use of either the retrospective or cumulative effect transition method and is effective for us in our first quarter of fiscal 2017. Early adoption is not permitted. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

Commencing on August 11, 2005, Abbott Diabetes Care, Inc. (“Abbott”) instituted various patent infringement proceedings against us in the United States District Court for the District of Delaware. In these proceedings Abbott sought, amongst other thing, a declaratory judgment that our continuous glucose monitoring systems infringe certain patents held by Abbott. On July 2, 2014, we entered into a Settlement and License Agreement (the “Settlement Agreement”) with Abbott (Abbott and us together, the “settlement parties” and each, a “settlement party”). The Settlement Agreement was entered into in full settlement of all pending patent infringement legal proceedings brought by Abbott against us. In accordance with the Settlement Agreement, the parties filed a joint stipulation of dismissal of all pending legal proceedings, which dismal was granted on July 11, 2014.
The Settlement Agreement does not obligate us to pay any royalties or any other form of financial compensation. The Settlement Agreement provides for a royalty-free, worldwide, non-exclusive, non-sublicensable cross-license of certain patents. We receive a limited license from Abbott to the patents that Abbott has alleged that we infringed (and other Abbott patents that claim priority to such patents). We grant to Abbott a limited license of certain patents with an actual filing date prior to January 1, 2005 (and other of our patents that claim priority to such patents). In addition, each settlement party agrees not to (1) sue the other settlement party for patent infringement based on certain of their respective continuous glucose monitoring products, and (2) challenge any patent or patent application held by the other settlement party, subject to certain limited exceptions, in each case, until March 31, 2021. The cross-license and mutual covenant not to sue granted to each settlement party do not apply to the type of sensor technology used by the other settlement party.
In the event of a change of control, the settlement party that is not acquired in the change of control (the “Non-Acquired Party”) shall be paid a one-time continuation fee of $25 million. If the Non-Acquired Party is not paid the continuation fee within 30 days after the effective date of such change of control, then the license granted by, and all covenants of, the Non-Acquired Party shall expire 30 days after the effective date of the change of control, but the license granted by, and all covenants of, the settlement party that is acquired shall survive such expiration.
We are subject to additional various claims, complaints and legal actions that arise from time to time in the normal course of business. In addition, from time to time, we may bring claims or initiate lawsuits against various third parties with respect to matters arising out of the ordinary course of our business, including commercial and employment related matters. Other than as described above, we do not believe we are party to any currently pending legal proceedings, the outcome of which could have a material adverse effect on our operations or financial position. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
Factors that May Affect our Financial Condition and Results of Operations
Risks Related to Our Business
We have a limited operating history and our products may never achieve market acceptance.
We expect that sales of our G4 PLATINUM system which consists of a handheld receiver, reusable transmitter and disposable sensor, will account for substantially all of our product revenue for the foreseeable future. We have relatively limited experience in selling our products and we might be unable to successfully expand the commercialization of our products on a wide scale for a number of reasons, including:

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

•
the recent approval for a Professional Use Indication of our G4 PLATINUM system in the United States means that we have limited experience selling and marketing the G4 PLATINUM system to healthcare professionals;

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
Our G4 PLATINUM system is more invasive than current self-monitored glucose testing systems, including single-point finger stick devices, and people with diabetes may be unwilling to insert a sensor in their body, especially if their current diabetes management involves no more than two finger sticks per day. Moreover, people with diabetes may not perceive the benefits of continuous glucose monitoring and may be unwilling to change their current treatment regimens. In addition, physicians tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products. Physicians may not recommend or prescribe our products until (i) there is more long-term clinical evidence to convince them to alter their existing treatment methods, (ii) there are additional recommendations from prominent physicians that our products are effective in monitoring glucose levels and (iii) reimbursement or insurance coverage is more widely available. We cannot predict when, if ever, physicians and people with diabetes may adopt more widespread use of continuous glucose monitoring systems, including the G4 PLATINUM system. If the G4 PLATINUM system does not achieve an adequate level of acceptance by people with diabetes, physicians and healthcare payors, we may not generate significant product revenue and we may not become profitable.
We have incurred losses since inception and anticipate that we will incur continued losses in the future.
We have incurred net losses in each year since our inception in May 1999, including a net loss of $6.0 million for the six months ended June 30, 2014. As of June 30, 2014, we had an accumulated deficit of $493.9 million. We have financed our operations primarily through private and public offerings of equity securities and debt, and have devoted a substantial portion of our resources to research and development relating to our continuous glucose monitoring systems, including our in-hospital product development, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of the G4 PLATINUM system. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products, including our next generation sensor, and sensor augmented insulin pump collaborations. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public healthcare and medical device companies. As a result, we expect to continue to incur operating losses in the future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity.
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
We may require additional funding to continue the commercialization of our G4 PLATINUM systems or the development and commercialization of our future generation and other continuous glucose monitoring systems, including our sensor augmented insulin pump systems developed in collaboration with Animas and Tandem.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our next generation ambulatory continuous glucose monitoring sensors and systems. For the six months ended June 30, 2014, we generated $3.8 million in net cash from operating activities, compared to $3.6 million used for the same period in 2013, and as of June 30, 2014, we had working capital of $69.9 million which included $61.3 million in cash, cash equivalents and short-term marketable securities, and excluded $1.0 million in restricted cash. We expect that our cash used by operations will decrease in each of the next several years, and, although (1) we have the ability to borrow up to an additional $15.0 million pursuant to the Loan Agreement we entered into with Silicon Valley Bank and Oxford Finance in November 2012, and (2) we were awarded a $4.0 million grant from the Helmsley Trust in July 2013, we may need additional funds to continue the commercialization of our products and for the development and commercialization of our next generation sensors and systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

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
We have entered into distribution arrangements to leverage established distributors already engaged in the diabetes marketplace. We have entered into distribution agreements with Byram and Edgepark (and their affiliates), pursuant to which we generated approximately 18% and 12%, respectively, of our total revenue during the six months ended June 30, 2014. There can be no assurances that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. Additionally, to the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States, Europe or other countries, our product margins could be lower than if we directly marketed and sold our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and people with diabetes in Europe or other countries will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe or other countries. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.

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
As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare & Medicaid Services (“CMS”) in 2008 released Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those people with diabetes covered by third-party payors that have adopted policies for continuous glucose monitoring devices allowing for coverage of these devices if certain conditions are met. As of August 6, 2014, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our products by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will be substantially dependent on whether third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on continuous glucose monitoring devices, those coverage policies frequently require significant medical documentation in order for policy holders to obtain reimbursement, and as a result, we have experienced difficulty in improving the efficiency of our customer service group. In addition, Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain additional reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as requiring prospective reimbursement and second opinions, purchasing in groups, or redesigning benefits. Furthermore, we are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our initial dependence on the commercial success of the G4 PLATINUM system makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the G4 PLATINUM system, people without coverage who have diabetes may not use our products.
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
Our SEVEN PLUS and G4 PLATINUM systems are classified by the FDA as premarket approval (“PMA”) medical devices. The PMA process requires us to prove the safety and efficacy of our ambulatory system to the FDA's satisfaction. This process can be expensive, prolonged and uncertain, requires detailed and comprehensive scientific and human clinical data, and may never result in the FDA granting a PMA. Any future general ambulatory system or expanded indications for use of current and future generation ambulatory systems will require approval of the applicable regulatory authorities.
Animas has submitted an application to the FDA seeking approval of the VIBE system, and Tandem has also submitted its PMA seeking approval for Tandem's sensor augmented insulin delivery system. We cannot predict when, if ever, those products will be approved in the United States. We intend to seek either 510(k) clearances or PMA approvals for certain changes and modifications to SweetSpot's existing software platform, but cannot predict when, if ever, those changes and modifications will be approved.

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
Animas has submitted an application to the FDA seeking approval of the VIBE system, and Tandem has also submitted its PMA seeking approval for Tandem's sensor augmented insulin delivery system. In addition, together with Edwards we continue to develop regulatory pathways for the GlucoClear system. The GlucoClear system may ultimately be classified by the FDA as either a 510(k) or PMA product, and we may consequently be requested to provide additional data in support of any GlucoClear application.
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
We may also conduct clinical studies to demonstrate the relative or comparative effectiveness of continuous glucose monitoring devices for the treatment of diabetes. These types of studies, which often require substantial investment and effort, may not show adequate, or any, clinical benefit for the use of continuous glucose monitoring devices.
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
Other political and regulatory influences are also subjecting our industry to significant changes, and we cannot predict whether new regulations will emerge at the federal or state level, or abroad. The U.S. government may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect reimbursement for healthcare products such as the G4 PLATINUM system. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness and costs of different treatment technologies and modalities; imposing price controls and taxes on medical device providers; and other measures. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for our current and future products. These include changes that may reduce reimbursement rates for our products and changes that may be proposed or implemented by the current or future U.S. Presidential administration or Congress.
In addition, the comprehensive healthcare reform legislation included an annual excise tax on the sale of medical devices equal to 2.3% of the price of the device starting on January 1, 2013, which does not include, under Internal Revenue Service (“IRS”) guidance, our existing SEVEN PLUS and G4 PLATINUM systems as they are deemed to be retail medical devices under such legislation. As a result, as of June 30, 2014, we believed that our current ambulatory products were exempt from the excise tax. We are currently evaluating whether our G4 PLATINUM Professional system is subject to the excise tax. If our G4 PLATINUM Professional system is deemed to be subject to the excise tax, the current tax liability is immaterial, but may become material in the future. Notwithstanding our belief, if the IRS were to determine that this tax is applicable to any of our current or future products, our future operating results could be harmed, which in turn could cause the price of our stock to decline, Additionally, because of the uncertainty surrounding these issues, the impact of this tax has not been reflected in our forward guidance.
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
If we or our suppliers or distributors fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.
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
Compliance with ongoing regulatory requirements can be complex, expensive and time-consuming. Failure by us or one of our suppliers or distributors to comply with statutes and regulations administered by the FDA, competent authorities and other regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following actions:

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
Even if regulatory approval or clearance of a product is granted, the approval or clearance may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing or surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, including software bugs, unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as the QSR, MDR reporting, or other post-market requirements may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties. In addition, our distributors have rights to create marketing materials for their sales of our products, and may not adhere to that contractual, legal or regulatory limitations that are imposed on their marketing efforts.
We are subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from shipping affected products, require us to obtain licenses from third parties or to develop non-infringing alternatives, and subject us to substantial monetary damages and injunctive relief. We may also be subject to other claims or suits.
As further described in Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q, we have previously been subject to litigation from third parties alleging patent infringement. Other companies could, in the future, assert infringement or misappropriation claims against us with respect to our current or future products. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of such third parties or others. Our competitors may assert that our continuous glucose monitoring systems or the methods we employ in the use of our systems are covered by U.S. or foreign patents held by them. This risk is exacerbated by the fact that there are numerous issued patents and pending patent applications relating to self-monitored glucose testing systems in the medical technology field. Because patent applications may take years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our products infringe. There could also be existing patents of which we are unaware that one or more components of our system may inadvertently infringe. As the number of competitors in the market for continuous glucose monitoring systems grows, the possibility of inadvertent patent infringement by us or a patent infringement claim against us increases.
Any infringement or misappropriation claim could cause us to incur significant costs, place significant strain on our financial resources, divert management's attention from our business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to infringe, we could be prohibited from selling our product that is found to infringe unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain a license on terms acceptable to us, if at all, and we may not be able to redesign our products to avoid infringement. Even if we are able to redesign our products to avoid an infringement claim, we may not receive FDA approval for such changes in a timely manner or at all. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, selling or offering to sell one or more of our products, or could enter an order mandating that we undertake certain remedial activities. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.
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
The market for glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In selling the G4 PLATINUM system, we compete directly with Roche Diabetes Care, a division of Roche Diagnostics, LifeScan, Inc., a division of Johnson & Johnson, the MediSense and TheraSense divisions of Abbott Laboratories, and Bayer Corporation, each of which manufactures and markets products for the single-point finger stick device market. Collectively, these companies currently account for substantially all of the worldwide sales of self-monitored glucose testing systems. Several companies are developing or marketing short-term continuous glucose monitoring products that will compete directly with our products. To date, in addition to us, two other companies, Medtronic and Abbott, have received approval from the FDA to market, and actively market, continuous glucose monitors. Abbott has discontinued selling its Freestyle Navigator glucose monitoring system in the United States; however, Abbott filed a clinical study for home use of the Navigator II system in the United States and in October 2012, Abbott initiated a limited launch of the Navigator II system in Europe. We believe that Abbott is also conducting clinical studies on a new glucose monitoring platform. In addition, we believe that others, including Roche, are developing invasive and non-invasive continuous glucose monitoring systems. Most of the companies developing or marketing competing devices are publicly traded or divisions of publicly traded companies, and these companies possess several competitive advantages, including:

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
On November 10, 2008, we entered into a Collaboration Agreement with Edwards pursuant to which we agreed to develop jointly and to market the GlucoClear system, a blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital critical care sector. Under the Collaboration Agreement, we may receive payments for various milestones related to regulatory approvals and commercial readiness of the product. In addition, we also expect to receive a royalty of 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license to our intellectual property that relates to blood-based glucose sensors in the critical care sector of the hospital market. However, this collaboration may not result in the development of products that achieve regulatory approval in the United States or commercial success, which would result in various penalties to us under the Collaboration Agreement, up to and including delay or loss of some or all of our milestone payments and rights to any royalties. In October 2009, we received CE Mark approval for the first generation of the GlucoClear system that we developed in collaboration with Edwards. Although Edwards commenced market evaluations during 2009, this product has never generated significant revenue and we do not expect this product to generate significant revenue during 2014. In January 2013, Edwards received CE Mark approval for the second generation system and Edwards initiated another limited launch in Europe of the second generation GlucoClear system in 2013. We cannot predict whether the FDA will classify the GlucoClear as a 510(k) or PMA product, nor can we predict when, if ever, the GlucoClear will obtain FDA clearance or approval.
We enter into collaborations with third parties that may not result in the development of commercially viable products or the generation of significant future revenues.
In the ordinary course of our business, we enter into collaborative arrangements to develop new products and to pursue new markets, such as our agreements with Animas and Tandem, to integrate our continuous glucose monitoring technology into their respective insulin delivery systems. We have also entered into an OUS Commercialization Agreement, as amended, with Animas pursuant to which Animas retains the right to develop and market outside the United States an ambulatory insulin pump that is combined with our continuous glucose monitoring technology which has been branded the Vibe. In May 2011, we, together with Animas, received CE Mark certification for the Vibe, allowing it to be marketed in the countries that recognize CE Mark approval. Animas has also submitted an application to the FDA seeking approval of the VIBE system. Tandem has also submitted its PMA seeking approval for Tandem's sensor augmented insulin delivery system.
We also previously entered into collaborative agreements with Insulet and Roche neither of which resulted in the successful development of a commercially viable product or result in significant additional future revenues.
Many of the companies that we collaborate with are also competitors or potential competitors who may decide to terminate our collaborative arrangement. In the event of such a termination, we may be required to devote additional resources to product development and commercialization, we may need to cancel some development programs and we may face increased competition. Additionally, similar to the agreements with Roche, collaborations may not result in the development of products that achieve commercial success and could be terminated prior to developing any products. Accordingly, we cannot assure you that any of our collaborations will result in the successful development of a commercially viable product or result in significant additional future revenues. In addition, our development timelines are highly dependent on our ability to achieve clinical endpoints and regulatory requirements and to overcome technology challenges, and may be delayed due to scheduling issues with patients and investigators, requests from institutional review boards, product performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, the FDA may not approve the combined products or may require additional product testing and clinical trials before approving the combined products, which would result in product launch delays and additional expense. If approved by the FDA, the combined products may not achieve acceptance in the marketplace by physicians and people with diabetes.
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
We conduct limited commercial and marketing efforts in Canada, Europe, Australia, New Zealand, the Middle East, Latin America and Asia with respect to our G4 PLATINUM system and may seek to market our products in other regions in the future. Outside the United States, we can market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval in addition to other risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. In addition, in order to obtain the approval of our products in certain foreign jurisdictions, we may need to obtain a Certificate to Foreign Government from the FDA. The FDA may refuse to issue a Certificate to Foreign Government in certain instances, including without limitation, during the pendency of any outstanding warning letter. As a result, we may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside the United States on a timely basis, or at all.
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
The SEC "conflict minerals" rule has caused us to incur additional expenses, could limit the supply and increase the cost of certain metals used in manufacturing our products, and could make us less competitive in our target markets.
On August 22, 2012, the SEC adopted a rule requiring disclosure by public companies of the origin, source and chain of custody of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule requires companies to obtain sourcing data from suppliers, engage in supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year, commencing with calendar year 2013. The rule could limit our ability to source at competitive prices and to secure sufficient quantities of certain minerals used in the manufacture of our products, specifically tantalum, tin, gold and tungsten, as the number of suppliers that provide conflict-free minerals may be limited. In addition, we have incurred, and may continue to incur, material costs associated with complying with the rule, such as costs related to the determination of the origin, source and chain of custody of the minerals used in our products, the adoption of conflict minerals-related governance policies, processes and controls, and possible changes to products or sources of supply as a result of such activities. Within our supply chain, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the data collection and due diligence procedures that we implement, which may harm our reputation. Furthermore, we may encounter challenges in satisfying those customers that require that all of the components of our products be certified as conflict free, and if we cannot satisfy these customers, they may choose a competitor’s products. We continue to investigate the presence of conflict materials within our supply chain.
Compliance with regulations relating to public company corporate governance matters and reporting is time consuming and expensive.
Many laws and regulations, notably those adopted in connection with the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, new SEC regulations and The NASDAQ Stock Market listing rules, impose obligations on public companies, such as ours, which have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. Compliance with these laws and regulations, including enhanced new disclosures has required and will continue to require substantial management time and oversight and requires us to incur significant additional accounting and legal costs. The effects of new laws and regulations remain unclear and will likely require substantial management time and oversight and require us to incur significant additional accounting and legal costs. Additionally, changes to existing accounting rules or standards, such as the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”), may adversely impact our reported financial results and business, and may further require us to incur greater accounting fees.
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
We record compensation expense in the consolidated statement of operations for share-based payments, such as employee stock options, restricted stock units and employee stock purchase plan shares, using the fair value method. The requirements of the authoritative guidance for share-based payment have and will continue to have a material effect on our future financial results reported under U.S. GAAP and make it difficult for us to accurately predict the impact on our future financial results.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future. Since January 1, 2014, the closing price of our common stock on the NASDAQ Global Select Market has been as high as $49.13 per share and as low as $29.68 per share.
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
We have entered into a loan and security agreement with the Silicon Valley Bank and Oxford Finance LLC to fund our business operations. This loan and security agreement imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of June 30, 2014, we were in compliance with the covenants imposed by the loan and security agreement. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
The issuance of shares by us in the future or sales of shares by our stockholders may cause the market price of our common stock to drop significantly, even if our business is performing well.
This issuance of shares by us in the future or sales of shares by our stockholders may cause the market price of our common stock to decline, perhaps significantly, even if our business is performing well. The market price of our common stock could also decline if there is a perception that sales of our shares are likely to occur in the future. This might also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Also, we may issue securities in connection with future financings and acquisitions, and those shares could dilute the holdings of other stockholders. For example, pursuant to the terms of our acquisition of SweetSpot, we may be obligated to issue up to 267,880 shares of our common stock to the former security holders of SweetSpot following the achievement of certain performance milestones. We have not issued any shares of common stock for milestone payments for the six months ended June 30, 2014.
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
In addition, there are provisions in our certificate of incorporation and bylaws, as well as provisions in the Delaware General Corporation Law, that may discourage, delay or prevent a change of control that might otherwise be beneficial to stockholders. For example:

•	our Board of Directors may, without stockholder approval, issue shares of preferred stock with special voting or economic rights;

•	our stockholders do not have cumulative voting rights and, therefore, each of our directors can only be elected by holders of a majority of our outstanding common stock;

•	a special meeting of stockholders may only be called by a majority of our Board of Directors, the Chairman of our Board of Directors, or our Chief Executive Officer;

•	our stockholders may not take action by written consent;

•	our Board of Directors is divided into three classes, only one of which is elected each year; and

•	we require advance notice for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following exhibits are filed as a part of this report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

10.31	Settlement and License Agreement by and among Abbott Diabetes Care, Inc. and DexCom, Inc.dated July 2, 2014.*	—	—	—	—	X

10.32	Amendment No. 5 to Non-Exclusive Distribution Agreement between DexCom, Inc. and Diabetes Specialty Center, LLC, dated March 14, 2014. *	—	—	—	—	X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

DEXCOM, INC. (Registrant)

Dated: August 6, 2014	By:	/s/ TERRANCE H. GREGG
Terrance H. Gregg, Chief Executive Officer

Dated: August 6, 2014	By:	/s/ JESS ROPER
Jess Roper, Chief Financial Officer