Form 10-Q
period 2014-09-30
DEXCOM INC
filed 2014-11-06
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2014, 76,561,868 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

DexCom, Inc.
Consolidated Balance Sheets
(In millions—except par value data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$63.2	$43.2
Short-term marketable securities, available-for-sale	11.7	11.4
Accounts receivable, net	31.4	26.1
Inventory	14.3	9.0
Prepaid and other current assets	2.8	3.4
Total current assets	123.4	93.1
Property and equipment, net	28.0	20.7
Restricted cash	1.0	1.0
Intangible assets, net	3.1	3.6
Goodwill	3.2	3.2
Other assets	0.7	0.9
Total assets	$159.4	$122.5
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$20.9	$14.1
Accrued payroll and related expenses	16.8	15.1
Current portion of long-term debt	2.3	2.2
Current portion of deferred revenue	0.6	0.7
Total current liabilities	40.6	32.1
Other liabilities	0.9	1.7
Long-term debt, net of current portion	2.9	4.6
Total liabilities	44.4	38.4
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 shares authorized; no shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value, 100.0 authorized; 76.7 and 76.4 issued and outstanding, respectively, at September 30, 2014; and 72.8 and 72.5 shares issued and outstanding, respectively, at December 31, 2013	0.1	0.1
Additional paid-in capital	614.1	559.5
Accumulated other comprehensive loss	(0.1)	(0.1)
Accumulated deficit	(499.1)	(475.4)
Total stockholders’ equity	115.0	84.1
Total liabilities and stockholders’ equity	$159.4	$122.5
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(In millions—except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Product revenue	$67.9	$42.5	$172.8	$105.8
Development grant and other revenue	1.1	0.4	2.1	2.5
Total revenue	69.0	42.9	174.9	108.3
Product cost of sales	21.8	14.8	57.4	40.9
Development and other cost of sales	—	0.5	0.6	1.4
Total cost of sales	21.8	15.3	58.0	42.3
Gross profit	47.2	27.6	116.9	66.0
Operating expenses
Research and development	18.5	11.8	47.8	32.2
Selling, general and administrative	33.7	21.6	92.2	60.4
Total operating expenses	52.2	33.4	140.0	92.6
Operating loss	(5.0)	(5.8)	(23.1)	(26.6)
Interest expense	(0.2)	(0.2)	(0.6)	(0.6)
Net loss	$(5.2)	$(6.0)	$(23.7)	$(27.2)
Basic net loss per share	$(0.07)	$(0.08)	$(0.32)	$(0.38)
Shares used to compute basic net loss per share	75.8	71.4	74.7	70.7
Diluted net loss per share	$(0.08)	$(0.08)	$(0.33)	$(0.38)
Shares used to compute diluted net loss per share	76.1	71.4	75.0	70.7
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Loss
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(5.2)	$(6.0)	$(23.7)	$(27.2)
Unrealized gain (loss) on short-term available-for-sale marketable securities	—	—	—	—
Foreign currency translation gain (loss)	0.1	—	—	—
Comprehensive loss	$(5.1)	$(6.0)	$(23.7)	$(27.2)
See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities
Net loss	$(23.7)	$(27.2)
Adjustments to reconcile net loss to cash provided by (used in) in operating activities:
Depreciation and amortization	6.0	5.1
Share-based compensation	35.7	18.0
Accretion and amortization related to marketable securities, net	0.1	0.3
Amortization of debt issuance costs	0.3	0.3
Change in fair value of contingent consideration	(0.7)	2.0
Changes in operating assets and liabilities:
Accounts receivable, net	(5.3)	(2.0)
Inventory	(5.3)	(2.5)
Prepaid and other assets	0.7	(0.5)
Accounts payable and accrued liabilities	6.1	2.9
Accrued payroll and related expenses	1.7	3.1
Deferred revenue	(0.1)	(1.4)
Deferred rent and other liabilities	(0.3)	(0.1)
Net cash provided by (used in) operating activities	15.2	(2.0)
Investing activities
Purchase of available-for-sale marketable securities	(10.3)	(12.4)
Proceeds from the maturity of available-for-sale marketable securities	9.8	38.4
Purchase of property and equipment	(11.6)	(5.6)
Net cash provided by (used in) investing activities	(12.1)	20.4
Financing activities
Net proceeds from issuance of common stock	18.5	6.9
Repayment of long-term debt	(1.6)	—
Net cash provided by financing activities	16.9	6.9
Increase in cash and cash equivalents	20.0	25.3
Cash and cash equivalents, beginning of period	43.2	8.1
Cash and cash equivalents, end of period	$63.2	$33.4
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
Basis of Presentation
We have incurred operating losses since our inception and have an accumulated deficit of $499.1 million at September 30, 2014. As of September 30, 2014, we had available cash, cash equivalents and short-term marketable securities totaling $74.9 million, excluding $1.0 million of restricted cash, and working capital of $82.8 million. Our ability to transition to, and maintain, profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned increases in compensation related expenses or other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources will be sufficient to fund our operations through at least September 30, 2015.
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation (except for the changes in estimates described below), have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2013 included in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission on February 20, 2014.
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
Share-Based Compensation
We recorded $13.8 million and $35.7 million in share-based compensation expense during the three and nine months ended September 30, 2014, respectively, compared to $6.6 million and $18.0 million, respectively, during the three and nine months ended September 30, 2013. At September 30, 2014, unrecognized estimated compensation costs related to unvested stock options and restricted stock units totaled $116.6 million and are expected to be recognized through 2018. We issued performance restricted stock units (the “Performance Awards”) in connection with our acquisition of SweetSpot in March 2012. The performance targets for these Performance Awards are tied to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal years 2013 and 2014. We recognize expense for the Performance Awards when it is probable that the EBITDA targets will be met. The performance target for fiscal 2013 EBITDA was not achieved. At September 30, 2014, we had $2.2 million of unrecognized share-based compensation expense related to the Performance Awards for the fiscal 2014 performance target. We use the grant date fair value of our common stock for valuing restricted stock unit awards. Our determination of the fair value of share-based payment awards on the date of grant is affected by our stock price. Compensation costs will be adjusted for future changes in estimated forfeitures.
Revenue Recognition
We sell our durable systems and disposable units through a direct sales force in the United States and through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Asia, the Middle East and Latin America. Components are individually priced and can be purchased separately or together. We receive payment directly from customers who use our products, as well as from distributors, organizations and third-party payors. Our durable system includes a reusable transmitter, a receiver, a power cord, data management software and a USB cable. Disposable sensors for use with the durable system are sold separately in packages of four. The initial durable system price is generally not dependent upon the purchase of any amount of disposable sensors.
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
We provide a “30-day money back guarantee” program whereby customers who purchase a durable system and a package of four disposable sensors may return the durable system for any reason within thirty days of purchase and receive a full refund of the purchase price of the durable system. We accrue for estimated returns, refunds and rebates by reducing revenues and establishing a liability account at the time of shipment based on historical experience. Returns have historically been immaterial.
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

The following table represents our fair value hierarchy for our financial assets (cash equivalents, marketable securities and restricted cash) and liabilities measured at fair value on a recurring basis as of September 30, 2014 (in millions):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$24.5	$—	$24.5
Marketable securities, available for sale
U.S. government agencies	—	8.8	—	8.8
Corporate debt	—	2.0	—	2.0
Commercial paper	—	0.9	—	0.9
Total marketable securities, available for sale	$—	$11.7	$—	$11.7
Restricted cash	$1.0	$—	$—	$1.0
Contingent consideration liability	$—	$—	$3.5	$3.5
The following table represents our fair value hierarchy for our financial assets (cash equivalents, marketable securities and restricted cash) and liabilities measured at fair value on a recurring basis as of December 31, 2013 (in millions):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$28.7	$—	$28.7
Marketable securities, available for sale
U.S. government agencies	—	8.9	—	8.9
Corporate debt	—	2.5	—	2.5
Total marketable securities, available for sale	$—	$11.4	$—	$11.4
Restricted cash	$1.0	$—	$—	$1.0
Contingent consideration liability	$—	$—	$4.2	$4.2

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
Contingent Consideration Liability
On February 21, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire SweetSpot. The merger was consummated on March 6, 2012 (the “Closing”). In connection with the acquisition of SweetSpot, at the closing of the acquisition, we agreed to issue up to an additional 357,176 shares of our common stock to the security holders of SweetSpot (the “SweetSpot Security-holders”) upon the achievement of certain platform development milestones and regulatory approval milestones (the “Milestone Payments”), which are classified as contingent consideration. The fair value of the contingent consideration at the closing of $2.2 million was determined using a probability-weighted discounted cash flow model, the significant inputs of which are not observable in the market. The key assumptions in applying this approach are the interest rate and the estimated probabilities and timing assigned to the Milestone Payments being achieved. During 2012, approximately $1.1 million related to the contingent consideration was earned and paid through the issuance of 89,296 shares of our common stock. We did not issue any shares of common stock for Milestone Payments in 2013 or through September 30, 2014. On November 3, 2014, we entered into a Settlement Agreement with the stockholders’ agent for the SweetSpot Security-holders (the “SweetSpot Settlement Agreement), whereby we agreed to, among other things, issue 89,300 shares of our common stock in exchange for the cancellation of the remaining Milestone Payments. For details on the SweetSpot Settlement Agreement please see Note 6 "Subsequent Events."

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
The following table sets forth the change in the estimated fair value for our liabilities measured on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Fair value measurement at the beginning of period	$4.4	$2.7	$4.2	$1.7
Changes in fair value measurement included in operating expenses	(0.9)	1.0	(0.7)	2.0
Fair value measurement at end of period	$3.5	$3.7	$3.5	$3.7

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

The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator for basic and diluted net loss per share:
Net loss for basic	$(5.2)	$(6.0)	$(23.7)	$(27.2)
Impact of income related to mark-to-market on contingent consideration obligation settleable in shares	(0.9)	—	(0.7)	—
Net loss for diluted	$(6.1)	$(6.0)	$(24.4)	$(27.2)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding for basic	75.8	71.4	74.7	70.7
Dilutive potential common stock outstanding:
Contingently issuable shares related to contingent consideration obligation settleable in shares	0.3	—	0.3	—
Weighted average common shares outstanding for diluted	76.1	71.4	75.0	70.7
Basic net loss per share	$(0.07)	$(0.08)	$(0.32)	$(0.38)
Diluted net loss per share	$(0.08)	$(0.08)	$(0.33)	$(0.38)

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Options outstanding to purchase common stock	3.8	6.6	3.8	6.6
Unvested restricted stock units	4.3	3.7	4.3	3.7
Total	8.1	10.3	8.1	10.3

3. Financial Statement Details (in millions)
Short Term Marketable Securities, Available for Sale
Short term marketable securities, consisting solely of debt securities with contractual maturities of less than one year were as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$8.8	$—	$—	$8.8
Corporate debt	2.0	—	—	2.0
Commercial paper	0.9	—	—	0.9
Total	$11.7	$—	$—	$11.7

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$8.9	$—	$—	$8.9
Corporate debt	2.5	—	—	2.5
Total	$11.4	$—	$—	$11.4
Inventory

	September 30, 2014	December 31, 2013
Raw materials	$6.2	$4.8
Work-in-process	1.2	0.3
Finished goods	6.9	3.9
Total	$14.3	$9.0
Accounts Payable and Accrued Liabilities

	September 30, 2014	December 31, 2013
Accounts payable trade	$7.9	$4.2
Accrued tax, audit, and legal fees	1.5	1.2
Clinical trials	0.5	0.3
Accrued other including warranty	7.5	4.8
Acquisition-related liabilities	3.5	3.6
Total	$20.9	$14.1

Accrued Warranty
Warranty costs are reflected in the consolidated statements of operations as product cost of sales. A reconciliation of our accrued warranty costs for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$0.9	$0.3	$0.9	$0.3
Charges to costs and expenses	1.6	2.1	3.8	3.5
Costs incurred	(1.3)	(1.1)	(3.5)	(2.5)
Ending balance	$1.2	$1.3	$1.2	$1.3

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
The revolving line of credit is an interest-only financing that bears an interest rate equal to the prime rate plus 0.5% and requires repayment of principal at the maturity date of November 2015. Under the revolving line of credit, available funds, which were up to $15.0 million as of September 30, 2014 can be drawn at any time, and repaid funds can be redrawn. No amounts have been drawn against the revolving line of credit.
Per the Loan Agreement, $7.0 million was advanced under the Term Loan at the funding date in November 2012 and up to $13.0 million in additional funds was available upon our request from June 1, 2013 to September 30, 2013 (the "Draw Period"). In August 2013, the Loan Agreement was amended to change the Draw Period for the additional funds under the Term Loan to January 1, 2014 through March 31, 2014, at which time the Draw Period expired unused. The Term Loan bears a fixed interest rate equal to the three-year treasury rate at the time of advance plus 6.94% and requires payment of interest only for the first year and amortized payments of interest and principal thereafter through the maturity date of November 2016.
The aggregate debt issuance costs and fees incurred with respect to the issuance of the Loan Agreement were $1.1 million. These costs have been capitalized as debt issuance costs on our consolidated balance sheet as other assets. Fees related to the revolving line of credit are being amortized through the maturity date of November 2015. Issuance costs and fees related to the term loan are being amortized through the maturity date of November 2016 using the effective interest method. As of September 30, 2014, the remaining unamortized issuance costs and fees totaled $0.4 million. Principal repayment obligations under the Loan Agreement as of September 30, 2014 were as follows (in millions):

Fiscal Year Ending
Remainder of 2014	$0.6
2015	2.3
2016	2.3
Total	$5.2
Leases
In April 2006, we entered into an office lease agreement for facilities located in San Diego, California. In August 2010, we entered into a First Amendment to Office Lease (the “First Lease Amendment”) with respect to facilities in the buildings at 6340 Sequence Drive and 6310 Sequence Drive, each in San Diego, California, and in October 2014, we entered into a Second Amendment to Office Lease (the “Second Lease Amendment”), which added the building at 6290 Sequence Drive to our lease. The Second Lease Amendment is described in further detail in Note 6 “Subsequent Events”. The amended lease term extends through March 2022 and we have an option to renew the lease upon the expiration of the initial term for two additional five -year terms. These facility leases have annual rental increases ranging from approximately 2.5% to 4.0%. The difference between the straight-line expense over the term of the lease and actual amounts paid are recorded as deferred rent. In September 2008, our subsidiary in Sweden entered into a three-year lease for a small shared office space, which was renewed for a three-year term and has a quarterly adjustment clause for rent to increase or decrease in proportion to changes in consumer prices. In July 2012, our subsidiary SweetSpot entered into a five-year lease for a small office space in a multi-tenant commercial building in Portland, Oregon. Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances, under all lease agreements as of September 30, 2014 were as follows (in millions):

Fiscal Year Ending
Remainder of 2014	$0.7
2015	2.9
2016	2.6
Total	$6.2
Total rent expense for the three and nine months ended September 30, 2014 was $0.8 million and $2.3 million, respectively, compared to $0.7 million and $2.2 million, respectively, for the same periods of 2013.
Litigation
Commencing on August 11, 2005, Abbott Diabetes Care, Inc. (“Abbott”) instituted various patent infringement proceedings against us in the United States District Court for the District of Delaware. In these proceedings Abbott sought, among other things, a declaratory judgment that our continuous glucose monitoring systems infringe certain patents held by Abbott.
On July 2, 2014, we entered into a Settlement and License Agreement (the “Abbott Settlement Agreement”) with Abbott (Abbott and us together, the “settlement parties” and each, a “settlement party”). The Abbott Settlement Agreement was entered into in full settlement of all pending patent infringement legal proceedings brought by Abbott against us. In accordance with the Abbott Settlement Agreement, on July 7, 2014, the parties filed a joint stipulation of dismissal of all pending legal proceedings, which was granted by the court on July 11, 2014.
The Abbott Settlement Agreement does not obligate us to pay any royalties or any other form of financial compensation. The Abbott Settlement Agreement provides for a royalty-free, worldwide, non-exclusive, non-sublicensable cross-license of certain patents. We receive a limited license from Abbott to the patents that Abbott has alleged that we infringed (and other Abbott patents that claim priority to such patents). We grant to Abbott a limited license of certain patents with an actual filing date prior to January 1, 2005 (and other of our patents that claim priority to such patents). In addition, each settlement party agrees not to (1) sue the other settlement party for patent infringement based on certain of their respective continuous glucose monitoring products, and (2) challenge any patent or patent application held by the other settlement party, subject to certain limited exceptions, in each case, until March 31, 2021. The cross-license and mutual covenant not to sue granted to each settlement party do not apply to the type of sensor technology used by the other settlement party.
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
Purchase Commitments
We are party to various purchase arrangements related to our manufacturing and development activities including materials used in our glucose monitoring systems. As of September 30, 2014, we had purchase commitments with vendors totaling $26.9 million due within one year. There are no material purchase commitments due beyond one year.
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
Each of the milestones related to the Collaboration Agreement is considered to be substantive under the terms of the Collaboration Agreement and, at the outset of the Collaboration Agreement, we were entitled to receive up to $12.0 million in milestones related to regulatory approvals and manufacturing readiness, subject to reductions based on the timing of the receipt of approvals. We currently do not expect to receive the full amount of such milestones due to regulatory and joint development delays. We did not recognize any consideration for milestones related to the Collaboration Agreement for the three and nine months ended September 30, 2014 and 2013.
Tandem Diabetes Care, Inc.
On February 1, 2012, we entered into a non-exclusive Development and Commercialization Agreement (the “Tandem Agreement”) with Tandem Diabetes Care, Inc. (“Tandem”) to integrate a future generation of our continuous glucose monitoring technology with Tandem’s t:slim™ insulin delivery system in the United States. On January 4, 2013, the Tandem Agreement was amended to allow for the integration of our G4 PLATINUM system with Tandem's t:slim insulin delivery system in the United States. Under the terms of the Tandem Agreement, we are entitled to receive up to $1.0 million to offset certain development, clinical and regulatory expenses. We received an initial payment of $1.0 million as a result of the execution of the Tandem Agreement. We received a $1.0 million milestone in July 2014 related to the regulatory submission by Tandem of their CGM enabled insulin pump. We are also entitled to receive up to an additional $1.0 million upon the achievement of a milestone related to regulatory approvals as set forth in the Tandem Agreement. Each of the milestones related to the Tandem Agreement is considered to be substantive. During the three and nine months ended September 30, 2014 we recorded $1.0 million and $1.2 million, respectively, in development grant and other revenue related to consideration previously received for development efforts and the $1.0 million milestone for regulatory submission. During the three and nine months ended September 30, 2013 we recorded $0.1 million and $0.4 million, respectively, in development grant and other revenue related to consideration previously received for development efforts.
The Leona M. and Harry B Helmsley Charitable Trust

In July 2013, we were awarded a $4.0 million grant (the "Helmsley Grant") from the Leona M. and Harry B. Helmsley Charitable Trust (the "Helmsley Trust") to accelerate the development of the sixth generation of our advanced glucose-sensing technologies (the "Gen 6 Sensor"). The funding is milestone-based and is contingent upon our meeting specific development milestones related to the Gen 6 Sensor over the next several years. Upon successful commercialization of our Gen 6 Sensor, we are obligated to either (1) make royalty payments based on a percentage of product sales of up to $2.0 million per year for four years, or (2) at our sole election, make a one-time $6.0 million royalty payment. The Helmsley Grant funds will offset research and development expense as incurred and earned. During 2013, $0.5 million of the Helmsley Grant was received and $0.5 million was earned. During the three months ended September 30, 2014 we did not receive or earn any of the Helmsley Grant funds. During the nine months ended September 30, 2014, $1.5 million of the Helmsley Grant was received and $1.5 million was earned.
6. Subsequent Events
On October 1, 2014, we entered into a Second Amendment to Office Lease (the “Second Lease Amendment”) with Kilroy Realty, L.P. (the “Landlord”) with respect to facilities in the buildings at 6340 Sequence Drive, 6310 Sequence Drive, and 6290 Sequence Drive, each in San Diego, California (the “Buildings”).
Under the Second Lease Amendment, we will continue to lease approximately 129,000 square feet in the current locations at 6340 Sequence Drive and 6310 Sequence Drive, and will lease an additional 45,000 square feet at 6290 Sequence Drive, for a total of approximately 174,000 square feet of space. We also retain the right and obligation to lease an additional 45,000 square feet in the 6290 Sequence Drive location (the “Additional Space”). The lease term extends through March 2022. Rent payable by us under the Second Lease Amendment will be as follows (in millions):

Fiscal Year Ending	Amount (1)
Remainder of 2014	$0.7
2015	2.9
2016	3.5
2017	4.0
2018	5.0
Thereafter	16.9
Total	$33.0

(1)	Assumes rent payment for the Additional Space commencing on March 1, 2017.
In addition, under the Second Lease Amendment, we are obligated to pay a share of the real estate taxes and operating costs for the Buildings. The total obligation for rent under the life of the lease for the Buildings is $33.0 million, excluding real estate taxes and operating costs.
Provided we are not in default under the Second Lease Amendment and the Second Lease Amendment is still in effect, we generally have the right to terminate the lease starting at the 55th month of the Second Lease Amendment, as well as to extend the lease for two additional five -year terms by giving notice to the Landlord prior to the end of the initial term of the lease and any extension period, if applicable.
On November 3, 2014, we entered into the SweetSpot Settlement Agreement. Pursuant to the terms of the SweetSpot Settlement Agreement, we will issue 89,300 shares of our common stock (the “Settlement Shares”) to the SweetSpot Security-holders in exchange for the cancellation of the remaining Milestone Payments. The SweetSpot Settlement Agreement also obligates us to file a Registration Statement on Form S-3 to cover the resale of the Settlement Shares by the SweetSpot Security-holders. Pursuant to the terms of the SweetSpot Settlement Agreement, upon issuance of the Settlement Shares, we will have no further obligation to issue any additional shares of our Common Stock to the SweetSpot Security-holders under the Merger Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are based upon current expectations. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including product performance, a lack of acceptance in the marketplace by physicians and customers, insufficient customer demand, the inability to manufacture products in commercial quantities at an acceptable cost, possible delays in our research and development programs, the inability of customers to receive reimbursements from third-party payors, the impact of competitive products and pricing, our ability to obtain regulatory approvals and introduce new products, other uncertainties related to regulatory processes, our ability to respond to changing laws and regulations affecting our industry and changing enforcement practices related thereto, inadequate financial and other resources, global economic and political conditions, and the other risks set forth below under “Risk Factors” and elsewhere in this report. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.
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
DexCom SHARETM
On October 17, 2014, we received approval from the FDA for the DexCom SHARE remote monitoring system. DexCom SHARE enables users of our G4 PLATINUM System to have their sensor glucose information remotely monitored by their family or friends. To use DexCom SHARE, the G4 PLATINUM user docks their G4 PLATINUM Receiver in the DexCom SHARE Cradle and their sensor glucose information is wirelessly transmitted to, and viewed by, such patient’s friends or family through the DexCom SHARE mobile application. DexCom SHARE provides secondary notifications to individuals designated by a G4 PLATINUM System user and does not replace real time continuous glucose monitoring or standard home blood glucose monitoring.
In-Hospital Product Line: GlucoClear®
To address the in-hospital critical care patient population, we entered into an exclusive agreement with Edwards Lifesciences LLC (“Edwards”) in 2008 to develop jointly and market a specific glucose monitoring product platform for the in-hospital critical care market. On October 30, 2009, the first generation blood-based in-vivo automated glucose monitoring system, which was branded the GlucoClear, received CE Mark approval for use by healthcare providers in the hospital. In January 2013, Edwards received CE Mark approval for the second generation system. A very limited commercial launch of the first generation GlucoClear system was initiated in Europe in 2009. In 2013, Edwards completed another very limited commercial launch in Europe of the second generation GlucoClear system. There are no current commercial activities led by Edwards to continue the commercialization of the GlucoClear system.
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
Sensor Augmented Insulin Pumps
We are leveraging our technology platform to enhance the capabilities of our current products and to develop additional continuous glucose monitoring products. In 2008 and 2012, we entered into development agreements with Animas Corporation (“Animas”), a subsidiary of Johnson & Johnson, and with Tandem Diabetes Care, Inc. (“Tandem”), respectively. The purpose of each of these development relationships is to integrate our technology into the insulin pump product offerings of the respective partner, enabling the partner's insulin pump to receive glucose readings from our transmitter and display this information on the pump's screen. The Animas insulin pump product augmented with our sensor technology has been branded the Vibe®, and received CE Mark approval in May 2011, which allows Animas to market the Vibe in the countries that recognize CE Mark approvals. In July 2014, Tandem filed their submission for FDA approval of their CGM-enabled insulin pump in the United States.
Future Products
We plan to develop future generations of technologies focused on improved performance and convenience and that will enable intelligent insulin administration. Over the longer term, we plan to develop networked platforms with open architecture, connectivity and transmitters capable of communicating with other devices and software systems. Our product development timelines are highly dependent on our ability to achieve clinical endpoints and regulatory and legal requirements and to overcome technology challenges, and our product development timelines may be delayed due to extended regulatory approval timelines, scheduling issues with patients and investigators, requests from institutional review boards, sensor performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, the FDA may not approve our products, and even if approved, we may not achieve acceptance in the marketplace by physicians and people with diabetes.

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
As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare and Medicaid (“CMS”) released 2008 Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those customers covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices that includes our devices. As of November 6, 2014, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our SEVEN PLUS and G4 PLATINUM systems by their members. Many of these coverage policies are restrictive in nature and require the patient to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. In addition, customers who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist customers in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create and liberalize coverage policies with third-party payors and expect to continue to do so in fiscal 2014 and 2015. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, people with diabetes may not use them on a widespread basis.
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
There are technical challenges to increasing manufacturing capacity, including FDA qualification of new manufacturing facilities, equipment design and automation, material procurement, problems with production yields, and quality control and assurance. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. We have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts, however there can be no assurances that supply will not be constrained going forward. Additionally, the production of our continuous glucose monitoring systems must occur in a highly controlled and clean environment to minimize particles and other yield- and quality-limiting contaminants. Developing commercial-scale manufacturing facilities has and will continue to require the investment of substantial additional funds and the hiring and retaining of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience. Manufacturing is subject to numerous risks and uncertainties described in detail in “Risk Factors” below.
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
Product revenues are generated from the sale of durable continuous glucose monitoring systems (receivers and transmitters) and disposable sensors through a direct sales force in the United States as well as through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Asia, Latin America and the Middle East. The sensor is inserted by the user and is intended to be used continuously for up to seven days, after which it may be replaced with a new disposable sensor. Our transmitter and receiver are reusable. In the event we establish an installed base of customers using our products, we expect to generate an increasing portion of our revenues through recurring sales of our disposable sensors. We recognize product revenue generally upon shipment and our sales terms provide for customer payment at the time of order, payment due within negotiated contractual terms with insurance payors, or with the issuance of a purchase order or letter of credit for certain distributors and institutions.
As of September 30, 2014, we had an accumulated deficit of $499.1 million. We expect our losses to continue as we proceed with our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and debt. In November 2012, we entered into a loan and security agreement (the “Loan Agreement”) that provides for (i) a $15.0 million revolving line of credit and (ii) initially provided a total term loan of up to $20.0 million (the “Term Loan”). Per the Loan Agreement, $7.0 million was advanced under the Term Loan at the funding date in November 2012, and up to $13.0 million in additional funds was initially available upon our request from June 1, 2013 to September 30, 2013 (the "Draw Period"). In August 2013, the Loan Agreement was amended to change the Draw Period for the additional funds under the Term Loan to January 1, 2014 through March 31, 2014, at which time the Draw Period expired. There is currently $15.0 million available under the Loan Agreement. In July 2013, we were awarded a $4.0 million grant from the Helmsley Trust to accelerate the development of the sixth generation of our advanced glucose-sensing technologies. As of September 30, 2014, we had already received $2.0 million from the Helmsley Trust.
Financial Operations
Revenue
We sell our durable systems and disposable units through a direct sales force in the United States and through distribution arrangements in the United States, Australia, New Zealand, and in portions of Europe, Asia, the Middle East and Latin America. We have contracts with certain distributors who stock our products (“Stocking Distributors”), whereby the distributors fulfill orders for our product from their inventory. We also have contracts with certain distributors that do not stock our products, but rather products are shipped directly to the customer by us on behalf of our distributor (“Drop-Ship Distributors”). We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter.
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
Results of Operations
Quarter Ended September 30, 2014 Compared to September 30, 2013
Revenue, Cost of Sales and Gross Profit
Product revenues increased $25.4 million to $67.9 million for the three months ended September 30, 2014 compared to $42.5 million for the three months ended September 30, 2013 based primarily on increased sales volume of our durable systems and disposable sensors, due to the continued growth of our installed base of customers using our G4 PLATINUM system. Product cost of sales increased $7.0 million to $21.8 million for the three months ended September 30, 2014 compared to $14.8 million for the three months ended September 30, 2013 primarily due to increased sales volume. The product gross profit of $46.1 million for the three months ended September 30, 2014 increased $18.4 million compared to $27.7 million for the same period in 2013, primarily due to increased revenue, and the greater sales mix of our higher margin G4 PLATINUM system compared to our SEVEN PLUS system.
Revenue from products shipped to our Drop-Ship Distributors’ customers was $6.5 million, or 9%, of our total revenues for the three months ended September 30, 2014 compared to $6.4 million, or 15%, of our total revenues for the three months ended September 30, 2013. Revenue from the shipment of products to Stocking Distributors was $40.0 million, or 58%, of our total revenues for the three months ended September 30, 2014 compared to $20.3 million, or 47%, of our total revenues for the three months ended September 30, 2013.
Development grant and other revenues increased $0.7 million to $1.1 million for the three months ended September 30, 2014 compared to $0.4 million for the three months ended September 30, 2013. We did not incur any development and other cost of sales during the three months ended September 30, 2014. Development and other cost of sales was $0.5 million for the three months ended September 30, 2013. The increase in development grant and other revenues during the three months ended September 30, 2014 was primarily due to the $1.0 million milestone received in July 2014 from Tandem for their regulatory submission to the FDA of a CGM enabled insulin pump, partially offset by decrease in development grant and other revenues related to the completion of development activities under the Collaboration Agreement with Edwards. The decrease in costs associated with development was primarily due to fewer development obligations during the period with respect to our collaboration and development arrangements.
Research and Development. Research and development expense increased $6.7 million to $18.5 million for the three months ended September 30, 2014, compared to $11.8 million for the three months ended September 30, 2013. The increase was primarily due to additional headcount costs to support development of future products. Significant elements of the increase in research and development costs included $2.8 million in additional salaries, bonus and payroll related costs, $2.3 million in additional share-based compensation and $2.3 million in additional consulting costs, partially offset by $2.0 million in lower non-cash charges related to fair value adjustments of the SweetSpot acquisition contingent consideration resulting from updates to assumed probability of achievement of milestones and adjustments to the discount periods.
Selling, General and Administrative. Selling, general and administrative expense increased $12.1 million to $33.7 million for the three months ended September 30, 2014, compared to $21.6 million for the three months ended September 30, 2013. The increase was primarily due to higher headcount related selling costs and information technology infrastructure costs to support revenue growth and the continued commercialization of our products. Significant elements of the increase in selling, general, and administrative expenses included $4.4 million in additional share-based compensation costs, $3.7 million in additional salaries, bonus, and payroll related costs, and $0.7 million in additional sales commissions.
Interest Expense. Interest expense was $0.2 million for each of the three months ended September 30, 2014 and 2013 and is related to our Loan Agreement.

Nine Months Ended September 30, 2014 Compared to September 30, 2013
Revenue, Cost of Sales and Gross Profit
Product revenues increased $67.0 million to $172.8 million for the nine months ended September 30, 2014 compared to $105.8 million for the nine months ended September 30, 2013 based primarily on increased sales volume of our durable systems and disposable sensors, due to the continued growth of our installed base of customers using our G4 PLATINUM system. Product cost of sales increased $16.5 million to $57.4 million for the nine months ended September 30, 2014 compared to $40.9 million for the nine months ended September 30, 2013 primarily due to increased sales volume. The product gross profit of $115.4 million for the nine months ended September 30, 2014 increased $50.5 million compared to $64.9 million for the same period in 2013, primarily due to increased revenue, and the greater sales mix of our higher margin G4 PLATINUM system compared to our SEVEN PLUS system.
Revenue from products shipped to our Drop-Ship Distributors’ customers was $19.9 million, or 11%, of our total revenues for the nine months ended September 30, 2014 compared to $17.0 million, or 16%, of our total revenues for the nine months ended September 30, 2013. Revenue from the shipment of products to Stocking Distributors was $98.6 million, or 56%, of our total revenues for the nine months ended September 30, 2014 compared to $46.4 million, or 43%, of our total revenues for the nine months ended September 30, 2013.
Development grant and other revenues decreased $0.4 million to $2.1 million for the nine months ended September 30, 2014 compared to $2.5 million for the nine months ended September 30, 2013. Development and other cost of sales decreased $0.8 million to $0.6 million for the nine months ended September 30, 2014 compared to $1.4 million for the nine months ended September 30, 2013. The decrease in development grant and other revenues during the nine months ended September 30, 2014 was primarily due to the termination of that certain Research and Development Agreement with Roche Diagnostics Operations, Inc. in February 2013 and the completion of development activities under the Collaboration Agreement with Edwards, partially offset by the $1.0 million milestone received in July 2014 from Tandem for their regulatory submission to the FDA of a CGM- enabled insulin pump. The decrease in costs associated with development was primarily due to fewer development obligations during the period with respect to our collaboration and development arrangements.

Research and Development. Research and development expense increased $15.6 million to $47.8 million for the nine months ended September 30, 2014, compared to $32.2 million for the nine months ended September 30, 2013. The increase was primarily due to additional non-cash equity-related expenses and additional headcount costs to support development of future products. Significant elements of the increase in research and development costs included $5.9 million in additional share-based compensation, $4.9 million in additional salaries, bonus and payroll related costs and $4.5 million in additional consulting costs, partially offset by $2.7 million in lower non-cash charges related to fair value adjustments of the SweetSpot acquisition contingent consideration resulting from updates to assumed probability of achievement of milestones and adjustments to the discount periods and $1.4 million related to the Helmsley Grant funds earned.
Selling, General and Administrative. Selling, general and administrative expense increased $31.8 million to $92.2 million for the nine months ended September 30, 2014, compared to $60.4 million for the nine months ended September 30, 2013. The increase was primarily due to higher headcount related selling costs and information technology infrastructure costs to support revenue growth and the continued commercialization of our products. Significant elements of the increase in selling, general, and administrative expenses included $10.5 million in additional share-based compensation costs, $9.0 million in additional salaries, bonus, and payroll related costs, $3.1 million in additional sales commissions, and $1.0 million in additional travel costs.
Interest Expense. Interest expense was $0.6 million for each of the nine months ended September 30, 2014 and 2013 and is related to our Loan Agreement.
Liquidity and Capital Resources
We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of September 30, 2014, we had an accumulated deficit of $499.1 million and had working capital of $82.8 million. Our cash, cash equivalents and short-term marketable securities totaled $74.9 million, excluding $1.0 million in restricted cash. To date, we have funded our operations primarily through offerings of equity securities and debt, and the sales of our products.

In July 2013, we were awarded a $4.0 million grant (the "Helmsley Grant") from the Leona M. and Harry B. Helmsley Charitable Trust (the "Helmsley Trust") to accelerate the development of the sixth generation of our advanced glucose-sensing technologies (the "Gen 6 Sensor"). The funding is milestone based and is contingent upon our meeting specific development milestones related to the Gen 6 Sensor over the next several years. Upon the successful commercialization of the Gen 6 Sensor, we are obligated to either (1) make royalty payments of up to $2.0 million per year for four years, or (2) at our sole election, make a one-time $6.0 million royalty payment. As of September 30, 2014 we have received $2.0 million of the Helmsley Grant funds.
Net Cash Used in/Provided by Operating Activities. Net cash provided by operating activities increased $17.2 million to $15.2 million for the nine months ended September 30, 2014, compared to $2.0 million net cash used in operating activities for the nine months ended September 30, 2013. The increase in cash provided by operations was primarily due to $15.7 million in higher non-cash charges primarily comprised of share-based compensation and $3.5 million in lower net loss, partially offset by an additional $2.0 million cash outflow from changes in operating assets and liabilities.
Net Cash Used in/Provided by Investing Activities. Net cash used in investing activities was $12.1 million for the nine months ended September 30, 2014, compared to $20.4 million net cash provided by investing activities for the nine months ended September 30, 2013. The change in cash used in investing activities was primarily due to a $28.6 million decrease in proceeds from the maturity of short-term marketable securities and by the use of $11.6 million to purchase equipment to support manufacturing improvements for the nine months ended September 30, 2014, compared to $5.6 million for the nine months ended September 30, 2013, partially offset by a $2.1 million decrease in cash used to purchase short-term marketable securities.
Net Cash Provided by Financing Activities. Net cash provided by financing activities increased $10.0 million to $16.9 million for the nine months ended September 30, 2014, compared to $6.9 million for the nine months ended September 30, 2013. The increase was due to $11.6 million increase in proceeds from the issuance of common stock pursuant to the exercise of then-outstanding stock options for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, partially offset by the repayment of long-term debt of $1.6 million for the nine months ended September 30, 2014.

Operating Capital and Capital Expenditure Requirements
We anticipate that we will continue to incur net losses as we incur expenses and expand the commercialization of our approved products, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.
We believe that our cash, cash equivalents, short-term marketable securities balances, and projected cash contributions from our commercial operations and existing partnership arrangements will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs through at least September 30, 2015. If our available cash, cash equivalents and short-term marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products or new markets for our existing products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, there can be no assurance that we will be successful in obtaining additional cash contributions from future partnership arrangements. Our ability to transition to, and maintain profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we are unable to obtain additional financing, we may be required to reduce planned increases in compensation related expenses or other operating expenses related to research, development, and commercialization activities, which could have an adverse impact on our ability to achieve our intended business objectives.
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
Contractual Obligations
On October 1, 2014, we entered into a Second Amendment to Office Lease (the “Second Lease Amendment”) with Kilroy Realty, L.P. (the “Landlord”) with respect to facilities in the buildings at 6340 Sequence Drive, 6310 Sequence Drive, and 6290 Sequence Drive, each in San Diego, California (the “Buildings”).
Under the Second Lease Amendment, we will continue to lease approximately 129,000 square feet in our current locations at 6340 Sequence Drive and 6310 Sequence Drive, and will lease an additional 45,000 square feet at 6290 Sequence Drive, for a total of approximately 174,000 square feet of space. We also retain the right and obligation to lease an additional 45,000 square feet in the 6290 Sequence Drive location. The lease term extends through March 2022. Rent payable by us under the Second Lease Amendment will be as follows (in millions):

Fiscal Year Ending	Amount (1)
Remainder of 2014	$ 0.7
2015	2.9
2016	3.5
2017	4.0
2018	5.0
2019	5.2
2020	5.3
2021	5.5
2022	0.9
Total	$33.0

(1)	Assumes rent payment for the Additional Space commencing on March 1, 2017.
In addition, under the Second Lease Amendment, we are obligated to pay a share of the real estate taxes and operating costs for the Buildings. The total obligation for rent under the life of the lease for the Buildings is $33 million, excluding real estate taxes and operating costs.
Provided we are not in default under the Second Lease Amendment and the Second Lease Amendment is still in effect, we generally have the right to terminate the lease starting at the 55th month of the Second Lease Amendment, as well as to extend the lease for two additional five-year periods by giving notice to the Landlord prior to the end of the initial term of the lease and any extension period, if applicable.
We are party to various purchase arrangements related to components used in manufacturing and research and development activities. As of September 30, 2014, we had purchase commitments with certain vendors totaling approximately $26.9 million due within one year. There are no material purchase commitments due beyond one year.
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
Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Our accounting policies and estimates which are most critical to a full understanding and evaluation of our reported financial results are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2013. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2014.
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

Commencing on August 11, 2005, Abbott Diabetes Care, Inc. (“Abbott”) instituted various patent infringement proceedings against us in the United States District Court for the District of Delaware. In these proceedings Abbott sought, amongst other thing, a declaratory judgment that our continuous glucose monitoring systems infringe certain patents held by Abbott. On July 2, 2014, we entered into a Settlement and License Agreement (the “Abbott Settlement Agreement”) with Abbott (Abbott and us together, the “settlement parties” and each, a “settlement party”). The Abbott Settlement Agreement was entered into in full settlement of all pending patent infringement legal proceedings brought by Abbott against us. In accordance with the Abbott Settlement Agreement, the parties filed a joint stipulation of dismissal of all pending legal proceedings, which dismal was granted on July 11, 2014.
The Abbott Settlement Agreement does not obligate us to pay any royalties or any other form of financial compensation. The Abbott Settlement Agreement provides for a royalty-free, worldwide, non-exclusive, non-sublicensable cross-license of certain patents. We receive a limited license from Abbott to the patents that Abbott has alleged that we infringed (and other Abbott patents that claim priority to such patents). We grant to Abbott a limited license of certain patents with an actual filing date prior to January 1, 2005 (and other of our patents that claim priority to such patents). In addition, each settlement party agrees not to (1) sue the other settlement party for patent infringement based on certain of their respective continuous glucose monitoring products, and (2) challenge any patent or patent application held by the other settlement party, subject to certain limited exceptions, in each case, until March 31, 2021. The cross-license and mutual covenant not to sue granted to each settlement party do not apply to the type of sensor technology used by the other settlement party.
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
We have incurred net losses in each year since our inception in May 1999, including a net loss of $23.7 million for the nine months ended September 30, 2014. As of September 30, 2014, we had an accumulated deficit of $499.1 million. We have financed our operations primarily through private and public offerings of equity securities and debt, and the sales of our products, and have devoted a substantial portion of our resources to research and development relating to our continuous glucose monitoring systems, including our in-hospital product development, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of the G4 PLATINUM system. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products, including our next generation sensor, and sensor augmented insulin pump collaborations. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public healthcare and medical device companies. As a result, we expect to continue to incur operating losses in the future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity.

Current uncertainty in global economic and political conditions makes it particularly difficult to predict product demand and other related matters and makes it more likely that our actual results could differ materially from expectations.
Our operations and performance depend on worldwide economic and political conditions, which have been adversely impacted by continued global economic uncertainty, political instability and military hostilities in multiple geographies, concerns over the downgrade of U.S. sovereign debt and continued sovereign debt, monetary and financial uncertainties in Europe and other foreign countries. These conditions have and may continue to make it difficult for our customers and potential customers to afford our products, and could cause our customers to stop using our products or to use them less frequently. If that were to occur, we would experience a decrease in revenue and our performance would be negatively impacted. In addition, the pressure on consumers to absorb more of their own health care costs has resulted in some cases in higher deductibles and limits on durable medical equipment, which may cause seasonality in purchasing patterns. Furthermore, during economic uncertainty, our customers have experienced job losses and may continue to experience issues gaining timely access to sufficient health insurance or credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our financial condition and operating results.
We may require additional funding to continue the commercialization of our G4 PLATINUM systems or the development and commercialization of our future generation and other continuous glucose monitoring systems, including our sensor augmented insulin pump systems developed in collaboration with Animas and Tandem.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our next generation ambulatory continuous glucose monitoring sensors and systems. For the nine months ended September 30, 2014, we generated $15.2 million in net cash from operating activities, compared to $2.0 million used for the same period in 2013, and as of September 30, 2014, we had working capital of $82.8 million which included $74.9 million in cash, cash equivalents and short-term marketable securities, and excluded $1.0 million in restricted cash. We expect that our cash generated by operations will increase in each of the next several years, and, although (1) we have the ability to borrow up to an additional $15.0 million pursuant to the Loan Agreement we entered into with Silicon Valley Bank and Oxford Finance in November 2012, and (2) we were awarded a $4.0 million grant from the Helmsley Trust in July 2013, we may need additional funds to continue the commercialization of our products and for the development and commercialization of our next generation sensors and systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we may need will depend on many factors, including:

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
We have entered into distribution arrangements to leverage established distributors already engaged in the diabetes marketplace. We have entered into distribution agreements with Byram and Edgepark (and their affiliates), pursuant to which we generated approximately 18% and 11%, respectively, of our total revenue during the nine months ended September 30, 2014. There can be no assurances that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. Additionally, to the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States, Europe or other countries, our product margins could be lower than if we directly marketed and sold our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and people with diabetes in Europe or other countries will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe or other countries. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.
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
As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare & Medicaid Services (“CMS”) in 2008 released Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those people with diabetes covered by third-party payors that have adopted policies for continuous glucose monitoring devices allowing for coverage of these devices if certain conditions are met. As of November 6, 2014, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our products by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will be substantially dependent on whether third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on continuous glucose monitoring devices, those coverage policies frequently require significant medical documentation in order for policy holders to obtain reimbursement, and as a result, we have experienced difficulty in improving the efficiency of our customer service group. In addition, Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain additional reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as requiring prospective reimbursement and second opinions, purchasing in groups, or redesigning benefits. Furthermore, we are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our initial dependence on the commercial success of the G4 PLATINUM system makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the G4 PLATINUM system, people without coverage who have diabetes may not use our products.
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
We may never receive approval or clearance from the FDA and other governmental agencies to market our next generation ambulatory system, expanded indications for use of current and future generation ambulatory systems, and SweetSpot software platforms or the GlucoClear system, our blood-based in-vivo automated glucose monitoring system, or any other continuous glucose monitoring system under development.
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
In addition, we have completed the development of the second generation GlucoClear product with Edwards. There are no current commercial activities led by Edwards to continue the commercialization of the GlucoClear system, however, Edwards may continue to develop regulatory pathways for the system. The 510(k) process would require us to establish (including through pre-clinical testing, bench testing, and/or potentially clinical data) that the GlucoClear system is substantially equivalent in terms of indication, technological characteristics, and performance to one or more legally marketed devices eligible to be cited as predicates in the 510(k) process. We cannot predict whether the FDA will classify the GlucoClear as a 510(k) product, nor can we predict when, if ever, the GlucoClear system will obtain FDA clearance or approval.
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
Even if approved or cleared by the FDA, future generations of our ambulatory system, expanded indications for use of current and future generation ambulatory systems, SweetSpot, the GlucoClear system, or any other continuous glucose monitoring system under development, may not be approved or cleared for the indications that are necessary or desirable for successful commercialization. We may not obtain the necessary regulatory approvals or clearances to market these continuous glucose monitoring systems in the United States or outside of the United States. Any delay in, or failure to receive or maintain, approval or clearance for the next generation of our ambulatory system or the GlucoClear system, could prevent us from generating revenue from these products or achieving profitability. The uncertain timing of regulatory approvals for future generations of our ambulatory products could subject our current inventory to excess or obsolescence charges, which could have an adverse effect on our operating results.
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
Animas has submitted an application to the FDA seeking approval of the VIBE system, and Tandem has also submitted its PMA seeking approval for Tandem's sensor augmented insulin delivery system. In addition, Edwards may continue to develop regulatory pathways for the GlucoClear system. The GlucoClear system may ultimately be classified by the FDA as either a 510(k) or PMA product, and we may consequently be requested to provide additional data in support of any GlucoClear application.
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
In addition, the comprehensive healthcare reform legislation included an annual excise tax on the sale of medical devices equal to 2.3% of the price of the device starting on January 1, 2013, which does not include, under Internal Revenue Service (“IRS”) guidance, our existing SEVEN PLUS and G4 PLATINUM systems as they are deemed to be retail medical devices under such legislation. As a result, as of September 30, 2014, we believed that our current ambulatory products were exempt from the excise tax. We are currently evaluating whether our G4 PLATINUM Professional system is subject to the excise tax. If our G4 PLATINUM Professional system is deemed to be subject to the excise tax, the current tax liability is immaterial, but may become material in the future. Notwithstanding our belief, if the IRS were to determine that this tax is applicable to any of our current or future products, our future operating results could be harmed, which in turn could cause the price of our stock to decline, Additionally, because of the uncertainty surrounding these issues, the impact of this tax has not been reflected in our forward guidance.
We conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.
The healthcare industry is subject to extensive foreign, federal, state and local laws and regulations, including those relating to:

•	billing for services;

•	financial relationships with physicians and other referral sources;

•	inducements and courtesies given to physicians and other health care providers and patients;

•	labeling products;

•	quality of medical equipment and services;

•	confidentiality, maintenance and security issues associated with medical records and individually identifiable health and other personal information;

•	medical device reporting;

•	anti-kickback:

•	any scheme to defraud any healthcare benefit program;

•	physician payment disclosure requirements;

•	false claims; and

•	professional licensure.
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
We rely on OnCore Manufacturing Services to manufacture and supply circuit boards for our receiver and transmitter; we rely on ON Semiconductor Corp. to manufacture and supply the application specific integrated circuit (“ASIC”) that is incorporated into the transmitter; we rely on DSM PTG, Inc. to manufacture certain polymers used to synthesize our polymeric biointerface membranes for our products; and we rely on The Tech Group to supply our injection molded components. Each of these suppliers is a single-source supplier. In some cases, our agreements with these and our other suppliers can be terminated by either party upon short notice. Our contract manufacturers also rely on single-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, failed FDA audit or inspection, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. If our single-source suppliers shift their manufacturing and assembly sites to other locations, these new sites may require additional FDA approval and inspection. Should any such FDA approval be delayed, or such inspection requires corrective action, our supply of critical components may be constrained or unavailable. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

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

We may not be able to quickly establish additional or replacement suppliers, particularly for our single-source components, in part because of the FDA inspection and approval process and because of the custom nature of various parts we design. Any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products.
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
Compliance with ongoing regulatory requirements can be complex, expensive and time-consuming. Failure by us or one of our suppliers or distributors to comply with statutes and regulations administered by the FDA, competent authorities and other regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following actions:

•	warning letters or untitled letters that require corrective action;

•	delays in approving or refusal to approve our continuous glucose monitoring systems;

•	fines and civil penalties;

•	unanticipated expenditures;

•	FDA refusal to issue certificates to foreign governments needed to export our products for sale in other countries;

•	suspension or withdrawal of approval by the FDA or other regulatory bodies;

•	product recall or seizure;

•	interruption of production;

•	interruption of the supply of components from our key component suppliers;

•	operating restrictions;

•	injunctions; and

•	criminal prosecution.
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
The market for glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In selling the G4 PLATINUM system, we compete directly with Roche Diabetes Care, a division of Roche Diagnostics, LifeScan, Inc., a division of Johnson & Johnson, the MediSense and TheraSense divisions of Abbott Laboratories, and Bayer Corporation, each of which manufactures and markets products for the single-point finger stick device market. Collectively, these companies currently account for substantially all of the worldwide sales of self-monitored glucose testing systems. Several companies are developing or marketing short-term continuous glucose monitoring products that will compete directly with our products. To date, in addition to us, two other companies, Medtronic and Abbott, have received approval from the FDA to market, and actively market, continuous glucose monitors. Abbott has discontinued selling its Freestyle Navigator glucose monitoring system in the United States; however, Abbott filed a clinical study for home use of the Navigator II system in the United States and in October 2012, Abbott initiated a limited launch of the Navigator II system in Europe. We believe that Abbott is also conducting clinical studies on a new glucose monitoring platform and conducting an initial launch of this new system in Europe. In addition, we believe that others, including Roche, are developing invasive and non-invasive continuous glucose monitoring systems. Most of the companies developing or marketing competing devices are publicly traded or divisions of publicly traded companies, and these companies possess several competitive advantages, including:

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
On November 10, 2008, we entered into a Collaboration Agreement with Edwards pursuant to which we agreed to develop jointly and to market the GlucoClear system, a blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital critical care sector. Under the Collaboration Agreement, we may receive payments for various milestones related to regulatory approvals and commercial readiness of the product. In addition, we also expect to receive a royalty of 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license to our intellectual property that relates to blood-based glucose sensors in the critical care sector of the hospital market. However, this collaboration may not result in the development of products that achieve regulatory approval in the United States or commercial success, which would result in various penalties to us under the Collaboration Agreement, up to and including delay or loss of some or all of our milestone payments and rights to any royalties. In October 2009, we received CE Mark approval for the first generation of the GlucoClear system that we developed in collaboration with Edwards. Although Edwards commenced market evaluations during 2009, this product has never generated significant revenue and we do not expect this product to generate significant revenue for the foreseeable future. In January 2013, Edwards received CE Mark approval for the second generation system. A very limited commercial launch of the first generation GlucoClear system was initiated in Europe in 2009. In 2013, Edwards completed another very limited commercial launch in Europe of the second generation GlucoClear system. There are no current commercial activities led by Edwards to continue the commercialization of the GlucoClear system.
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
Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse (including system hacking or other unauthorized access by third parties to our systems) or malfunction of, or design flaws in, our products. We may be subject to product liability claims if our products cause, or merely appear to have caused, an injury. Claims may be made by customers, healthcare providers or others selling our products.
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
The majority of our operations are conducted at three facilities in San Diego, California. Any disruption at these facilities could increase our expenses.
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
We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Despite the precautionary measures we have taken to prevent breakdowns in, or unauthorized access to, our information technology and telephone systems, if our systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may significantly suffer.
If our efforts to protect the security of information about our patients are unsuccessful, we could become subject to costly government enforcement actions and private litigation and our sales and reputation could suffer.
The nature of our business involves the receipt and storage of information about our patients. We have a program in place to detect and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff. If we experience significant data security breaches or fail to detect and appropriately respond to significant data security breaches, we could be exposed to government enforcement actions and private litigation. In addition, our patients could further lose confidence in our ability to protect their information, which could cause them to discontinue using our products or purchasing from us altogether.
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
We are required to disclose the origin, source and chain of custody of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The requirement mandates companies to obtain sourcing data from suppliers, engage in supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year. The rule could limit our ability to source at competitive prices and to secure sufficient quantities of certain minerals used in the manufacture of our products, specifically tantalum, tin, gold and tungsten, as the number of suppliers that provide conflict-free minerals may be limited. In addition, we have incurred, and may continue to incur, material costs associated with complying with the rule, such as costs related to the determination of the origin, source and chain of custody of the minerals used in our products, the adoption of conflict minerals-related governance policies, processes and controls, and possible changes to products or sources of supply as a result of such activities. Within our supply chain, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the data collection and due diligence procedures that we implement, which may harm our reputation. Furthermore, we may encounter challenges in satisfying those customers that require that all of the components of our products be certified as conflict free, and if we cannot satisfy these customers, they may choose a competitor’s products. We continue to investigate the presence of conflict materials within our supply chain.
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
Our revenues and operating results may fluctuate significantly from quarter to quarter. We believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied on as an indication of our future performance. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the trading price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include:

•	our inability to manufacture an adequate supply of product at appropriate quality levels and acceptable costs;

•	possible delays in our research and development programs or in the completion of any clinical trials;

•	a lack of acceptance of our products in the marketplace by physicians and people with diabetes;

•	the inability of customers to receive reimbursements from third-party payors;

•	failures to comply with regulatory requirements, which could lead to withdrawal of products from the market;

•	our failure to continue the commercialization of any of our continuous glucose monitoring systems;

•	competition;

•	inadequate financial and other resources; and

•	global and political economic conditions, political instability and military hostilities.
Failure to comply with covenants in our loan agreement with Silicon Valley Bank and Oxford Finance LLC could result in our inability to borrow additional funds and adversely impact our business.
We have entered into a loan and security agreement with the Silicon Valley Bank and Oxford Finance LLC to fund our business operations. This loan and security agreement imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of September 30, 2014, we were in compliance with the covenants imposed by the loan and security agreement. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
The issuance of shares by us in the future or sales of shares by our stockholders may cause the market price of our common stock to drop significantly, even if our business is performing well.
This issuance of shares by us in the future or sales of shares by our stockholders may cause the market price of our common stock to decline, perhaps significantly, even if our business is performing well. The market price of our common stock could also decline if there is a perception that sales of our shares are likely to occur in the future. This might also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Also, we may issue securities in connection with future financings and acquisitions, and those shares could dilute the holdings of other stockholders. We have not issued any shares of common stock for milestone payments for the nine months ended September 30, 2014.
On November 3, 2014, we entered into a settlement agreement with former shareholders of SweetSpot pursuant to which we issued 89,300 shares of our common stock to the former security holders of SweetSpot related to the achievement of certain performance milestones. For details on the settlement please see Note 6 "Subsequent Events" of the consolidated financial statements.
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

DEXCOM, INC. (Registrant)

Dated: November 6, 2014	By:	/s/ TERRANCE H. GREGG
Terrance H. Gregg, Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2014	By:	/s/ JESS ROPER
Jess Roper, Chief Financial Officer (Principal Financial and Accounting Officer)