Form 10-K
period 2014-12-31
DEXCOM INC
filed 2015-02-25
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,916,161,528 based on the closing sales price as reported on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 20, 2015
Common stock, $0.001 par value per share	77,514,635 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.
Designated portions of the Proxy Statement relating to the 2015 Annual Meeting of the Stockholders (the “Proxy Statement”): Part III (Items 9, 10, 11, 12, and 13). Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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
Products
Ambulatory Product Line: SEVEN® PLUS, DexCom G4®, DexCom G4® PLATINUM, and DexCom ShareTM System
We received approval from the Food and Drug Administration ("FDA") and commercialized our first product in 2006. In 2007, we received approval and began commercializing our second generation system, the DexCom SEVEN. In 2009 we received approval and began commercializing our third generation system, the DexCom SEVEN PLUS. We no longer market or provide support for the DexCom SEVEN or SEVEN PLUS systems. On June 14, 2012, we received Conformité Européene Marking (“CE Mark”) approval for our fourth generation continuous glucose monitoring system, the DexCom G4 system, enabling commercialization of the DexCom G4 system in the European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize the CE Mark. On October 5, 2012, we received approval from the FDA for the DexCom G4 PLATINUM, which is designed for up to seven days of continuous use by adults with diabetes, and we began commercializing this product in the U.S. in the fourth quarter of 2012. On February 14, 2013, we received CE Mark approval for a pediatric indication for our DexCom G4 system, enabling us to market and sell this system in the European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize the CE Mark to persons two years old and older who have diabetes (hereinafter referred to as the "Pediatric Indication"), and we initiated a limited commercial launch in the second quarter of 2013. In connection with our receipt of CE Mark approval for the Pediatric Indication, we changed the name of the DexCom G4 system to the DexCom G4 PLATINUM system. On February 3, 2014, we received approval from the FDA for a Pediatric Indication for the DexCom G4 PLATINUM system in the United States. On June 3, 2014, we received approval from the FDA for an expanded indication for the DexCom G4 PLATINUM for professional use. This expanded indication allows healthcare professionals to purchase the DexCom G4 PLATINUM devices for use with multiple patients. Healthcare professionals can use the insights gained from a DexCom G4 PLATINUM professional session to adjust therapy and to educate and motivate patients to modify their behavior after viewing the effects that specific foods, exercise, stress, and medications have on their glucose levels. On January 23, 2015, we received approval from the FDA for the DexCom G4 PLATINUM with Share, which is designed for up to seven days of continuous use, and we will begin commercializing this product in the U.S. in the first quarter of 2015. The DexCom G4 PLATINUM with Share uses a secure wireless connection between a patient's receiver and an app on the patient's iPhone® to transmit glucose information to apps on the mobile devices of up to five designated recipients, or "followers," who can remotely monitor a patient's glucose information and receive alert notifications anywhere they have an Internet connection. Unless the context requires otherwise, the term "G4 PLATINUM" shall refer to the DexCom G4 and DexCom G4 PLATINUM systems (and all associated indications of use for such systems, including without limitation, associated DexCom Share System functionalities) that are commercialized by us in and outside of the United States.
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
On January 23, 2015, the FDA approved a version of the G4 PLATINUM Receiver that includes the DexCom Share System. The G4 PLATINUM Receiver with Share uses a secure wireless connection via Bluetooth Low Energy ("BLE") between a patient's receiver and a mobile application on the patient's iPhone to transmit glucose information to mobile applications on the mobile devices of up to five designated recipients, or "followers," without the need to use the DexCom SHARE Cradle component. The mobile applications that comprise the DexCom Share System were classified by the FDA as Class II, exempt, due to the fact that these mobile applications were secondary displays of the associated G4 PLATINUM Receiver. With the mobile applications classified as Class II, exempt, DexCom must comply with certain general and special controls required by the FDA but does not need prior FDA approval to commercialize changes to the DexCom Share System.
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
Sensor Augmented Insulin Pumps
We are leveraging our technology platform to enhance the capabilities of our current products and to develop additional continuous glucose monitoring products. In 2008 and 2012, we entered into development agreements with Animas Corporation (“Animas”), a subsidiary of Johnson & Johnson, and with Tandem Diabetes Care, Inc. (“Tandem”), respectively. The purpose of each of these development relationships is to integrate our technology into the insulin pump product offerings of the respective partner, enabling the partner's insulin pump to receive glucose readings from our transmitter and display this information on the pump's screen. The Animas insulin pump product augmented with our sensor technology has been branded the Vibe®, and received CE Mark approval in May 2011, which allows Animas to market the Vibe in the countries that recognize CE Mark approvals. In December 2014, Animas received FDA approval for the VIBE system in the United States and began commercializing this product in 2015. In July 2014, Tandem filed their submission for FDA approval of their CGM-enabled insulin pump in the United States.
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
The International Diabetes Federation (“IDF”) estimates that in 2014, 387 million people around the world had diabetes, and the Centers for Disease Control (“CDC”) estimates that in 2012, diabetes affected 29.1 million people in the United States, of which 8.1 million were undiagnosed. IDF estimates that by 2035, the worldwide incidence of people suffering from diabetes will reach 592 million. According to the CDC's National Vital Statistics Reports for 2010, diabetes was the seventh leading cause of death by disease in the United States. According to the Congressional Diabetes Caucus, diabetes is the leading cause of kidney failure, adult-onset blindness, lower-limb amputations, and significant cause of heart disease and stroke, high blood pressure and nerve damage. According to the IDF, there were an estimated 4.9 million deaths attributable to diabetes globally in 2014. The American Diabetes Association (“ADA”) Fast Facts, revised in July 2014, states that diabetes is the primary cause of death for more than 69,000 Americans each year, and contributes to the death of more than 234,000 Americans annually. According to an article published in The New England Journal of Medicine in November 2014, excess mortality for people with diabetes younger than 30 years of age is largely explained by acute complications of diabetes.
According to the CDC 2011 National Diabetes Fact Sheet, in the United States, another individual is diagnosed with diabetes every 17 seconds. As reported by the Congressional Diabetes Caucus website as of August 6, 2014, each day approximately 5,082 people are diagnosed with diabetes, and about 1.7 million people 20 years or older were diagnosed in 2012. In addition to those newly diagnosed, the Congressional Diabetes Caucus website reports that every 24 hours there are: 238 amputations in people with diabetes, 120 people who enter end-stage kidney disease programs, and 48 people who go blind.
According to the ADA, one in every five healthcare dollars was spent on treating diabetes in 2012, and the direct medical costs and indirect expenditures attributable to diabetes in the United States were an estimated $245 billion, an increase of $71 billion, or approximately 41%, since 2007. Of the $245 billion in overall expenses, the ADA estimated that approximately $176 billion were direct costs associated with diabetes care, chronic complications and excess general medical costs, and $69 billion were indirect medical costs. The ADA also found that average medical expenditures among people with diagnosed diabetes were 2.3 times higher than for people without diabetes in 2012. According to the IDF, expenditures attributable to diabetes were an estimated $612 billion globally in 2014. The IDF estimates that expenditures attributable to diabetes will grow to $678 billion globally by 2035.
We believe continuous glucose monitoring has the potential to enable more people with diabetes to achieve and sustain tight glycemic control. The Diabetes Control and Complications Trial (“DCCT”) demonstrated that improving blood glucose control lowers the risk of developing diabetes-related complications by up to 50%. The study also demonstrated that people with Type 1 diabetes achieved sustained benefits with intensive management. Yet, according to an article published in the Journal of the American Medical Association in 2004, less than 50% of diabetes patients were meeting ADA standards for glucose control (A1c), and only 37% of people with diabetes were achieving their glycemic targets. According to an article published in The New England Journal of Medicine in November 2014, in two national registries, only 13% to 15% of people with diabetes met treatment guidelines for good glycemic control, and more than 20% had very poor glycemic control. The CDC estimated that as of 2006, 63.4% of all adults with diabetes were monitoring their blood glucose levels on a daily basis, and that 86.7% of insulin-requiring patients with diabetes monitored daily.

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
Our initial target market in the United States consists of an estimated 30% of people with Type 1 diabetes who utilize insulin pump therapy and an estimated 50% of people with Type 1 diabetes who utilize multiple daily insulin injections. Our broader target market in the United States consists of our initial target market plus an estimated 20% of people with Type 1 diabetes using conventional insulin therapy and the estimated 27% of people with Type 2 diabetes who require insulin. Although our initial focus was within the United States, we have expanded our operations to include Canada, Australia, New Zealand, and portions of Europe, Asia, the Middle East and Latin America.
Commercial Operations
We have built a direct sales organization in the United States to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. The approval by the FDA of a Pediatric Indication for our G4 PLATINUM system in February 2014 allows our sales organization to call on pediatric endocrinologists and pediatricians who can educate and influence adoption of continuous glucose monitoring by parents who have children aged two years or older with diabetes. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. To complement our direct sales efforts, we have entered into a number of U.S. and international distribution arrangements that allow distributors to sell our products. We believe our direct, highly specialized and focused sales organization is sufficient for us to support our sales efforts.
Product revenues are generated from the sale of durable continuous glucose monitoring systems (receivers and transmitters) and disposable sensors through a direct sales force in the United States as well as through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Asia, Latin America and the Middle East. The sensor is inserted by the user and is intended to be used continuously for up to seven days, after which it may be replaced with a new disposable sensor. Our transmitter and receiver are reusable. As we establish an installed base of customers using our products, we expect to generate an increasing portion of our revenues through recurring sales of our disposable sensors. We recognize product revenue generally upon shipment and our sales terms provide for customer payment at the time of order, payment due within negotiated contractual terms with insurance payors, or with the issuance of a purchase order or letter of credit for certain distributors and institutions.
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
Diabetes is typically classified into two major groups: Type 1 and Type 2. According to the ADA and JDRF, respectively, as of March 2013 there were an estimated 1.3 million to 3.0 million people with Type 1 diabetes in the United States. Type 1 diabetes is an autoimmune disorder that usually develops during childhood and is characterized by an absence of insulin, resulting from destruction of the insulin producing cells of the pancreas. Individuals with Type 1 diabetes must rely on frequent insulin injections in order to regulate and maintain blood glucose levels. According to the ADA, in 2013 there were approximately 25.8 million people with diabetes in the United States, of which approximately 24.5 million people have Type 2 diabetes. Type 2 diabetes is a metabolic disorder which results when the body is unable to produce sufficient amounts of insulin or becomes insulin resistant. Depending on the severity of Type 2 diabetes, individuals may require diet and nutrition management, exercise, oral medications or insulin injections to regulate blood glucose levels. We estimate that approximately 3.6 million Type 2 patients must use insulin to manage their diabetes.
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
The DexCom Solution
Our G4 PLATINUM system offers the following advantages to people with diabetes:

•
Improved Outcomes. Data published in a peer-reviewed article based on our approval support trial for our first system demonstrated that patients using the system showed statistically significant improvements in maintaining their glucose levels within the target range when compared to patients relying solely on single-point finger stick measurements. Additional peer-review published data from our trial for the SEVEN demonstrated that patients with access to seven days of continuous glucose data statistically improved glucose control by further increasing their time spent with glucose levels in the target range, thereby reducing time spent in both hyperglycemic and hypoglycemic ranges. Peer-review published data from our repeated use trial demonstrated a statistically significant reduction in hemoglobin A1c levels, a measure of the average amount of glucose in the blood over the prior three months, in patients using our system compared to patients relying solely on single-point finger stick measurements. Finally, results of a major multicenter clinical trial funded by the JDRF demonstrated that patients with Type 1 diabetes who used continuous glucose monitoring devices to help manage their disease experienced significant improvements in glucose control.

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

•
Connectivity to Others. Our Share remote monitoring systems enable users of our G4 PLATINUM System to have their sensor glucose information remotely monitored by their family or friends by wirelessly transmitting data through an app on the patient’s smart phone. Up to five designated recipients, or “followers,” can remotely monitor a patient’s glucose information and receive secondary alert notifications from almost anywhere via each follower's smart phone.

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
Our Strategy
Our objective is to become the leading provider of continuous glucose monitoring systems and related products to enable people with diabetes to more effectively and conveniently manage their disease. We also developed and commercialized with Animas, and seek to develop and commercialize with Tandem, products that integrate our continuous glucose monitoring technologies into the insulin pump delivery systems of the respective partners. In addition, we designed, developed and commercialized, in collaboration with Edwards, the GlucoClear, which is a blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital for the treatment of patients with and without diabetes. To achieve these objectives, we are pursuing the following business strategies:

•
Establish our technology platform as the leading approach to continuous glucose monitoring and leverage our development expertise to rapidly bring products to market. We have developed proprietary core technology and expertise that provides a broad platform for the development of innovative products for continuous glucose monitoring. We received approval from the FDA and commercialized our first product in 2006. In 2007, we received approval and began commercializing our second generation system, the SEVEN. In 2009 we received approval and began commercializing our third generation system, the SEVEN PLUS. On October 5, 2012, we received approval from the FDA for our fourth generation system, the DexCom G4 PLATINUM, which is designed for up to seven days of continuous use, and we began commercializing this product in the U.S. in the fourth quarter of 2012. On January 23, 2015, we received approval from the FDA for the DexCom G4 PLATINUM with Share, which is designed for up to seven days of continuous use, and we will begin commercializing this product in the U.S. in the first quarter of 2015. We plan to continue to invest in the development of our technology platform and to obtain additional FDA approvals for our continuous glucose monitoring systems for both the ambulatory and in-hospital markets as well as for our integrated insulin pump delivery systems. We expect to continue to provide performance improvements, expanded indications and introduce new products to establish and maintain a leadership position in the market. In the future, we may develop our technology to support applications beyond glucose sensing.

•
Drive the adoption of our ambulatory products through a direct sales and marketing effort. We have a small direct field sales force to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. In addition, the FDA’s approval of a Pediatric Indication for the G4 PLATINUM in February 2014 allows our direct field sales force to call on pediatric endocrinologists and pediatricians who can educate and influence parents to adopt continuous glucose monitoring for their children aged two years or older with diabetes. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. To complement our sales efforts, we have entered into distribution arrangements that allow distributors to sell our G4 PLATINUM. We currently sell the G4 PLATINUM only in the United States, Canada, Australia, New Zealand and in portions of Europe, Asia, Latin America and the Middle East, but plan to expand our sales elsewhere in the future.

•
Drive additional adoption through technology integration partnerships. We have development agreements with Animas and Tandem that have and will develop products that integrate our ambulatory product technology into the Animas conventional insulin pump, and the Tandem t:slim system, as applicable, enabling the partner’s insulin pump to receive glucose readings from our transmitter and display this information on the pump’s screen. We believe people with diabetes who have adopted continuous subcutaneous insulin infusion (“CSII”) are individuals who more aggressively manage their diabetes and may be more inclined to utilize our continuous glucose monitoring systems.

•
Seek broad coverage policies and reimbursement for our products. Our approved products are not reimbursed by virtue of a national coverage decision by Medicare. As of February 25, 2015, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. Many of these coverage policies, however, are restrictive in nature and require the policy holder to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. We have negotiated contracted rates with six of those third-party payors for the purchase of our products by their members. We currently employ in-house reimbursement expertise to assist people with diabetes in obtaining reimbursement from private third-party healthcare payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and both durable medical equipment contracts and pharmacy benefit contracts.

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
In 2012, we entered into a development agreement with Tandem. The purpose of this development relationship is to integrate our technology into the insulin pump product offering of Tandem, enabling their insulin pump to receive glucose readings from our transmitter and display this information on the pump’s screen.
Continuous Glucose Monitoring Disposable Sensor & Reusable Transmitter
Our sensor includes a tiny wire-like electrode coated with our sensing membrane system. This disposable sensor comes packaged with an integrated insertion device and is contained in a small plastic housing platform, or pod. The base of the pod has adhesive that attaches it to the skin. The sensor is intended to be easily and reliably inserted by the user by exposing the adhesive, placing the pod against the surface of the skin of the abdomen and pushing down on the insertion device. The insertion device first extends a narrow gauge needle containing the sensor into the subcutaneous tissue and then retracts the needle, leaving behind the sensor in the tissue and the pod adhered to the skin. The user then disposes of the insertion device and snaps the reusable transmitter to the pod. After a stabilization period of a few hours, the user is required to calibrate the receiver with two measurements from a single-point finger stick device and the disposable sensor begins wirelessly transmitting the continuous glucose data at specific intervals to the handheld receiver. Users are prompted by the receiver to calibrate the system twice per day with finger stick measurements throughout the seven day usage period to ensure reliable operation, which calibration may be accomplished by using any FDA approved blood glucose meter. Currently, the G4 PLATINUM is indicated for use as adjunctive devices to complement, not replace, information obtained from standard home blood glucose monitoring devices, although in the future we may seek replacement claim labeling from the FDA for the use of future generation sensors as the sole basis for making therapeutic adjustments.
The disposable sensor contained in the G4 PLATINUM is intended to function for up to seven days after which it may be replaced. After seven days, the user simply removes the pod and attached sensor from the skin and discards them while retaining the reusable transmitter. A new sensor and pod can then be inserted and used with the same receiver and transmitter for a subsequent seven day period. We are aware of reports from the field, however, that customers have been able to use sensors for periods longer than seven days.
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
Sales and Marketing
We have built a direct sales organization to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. We employ approximately 107 direct sales personnel and continue to add to our sales and marketing organization as necessary to support the commercialization of our products. We believe that referrals by physicians and diabetes educators, together with self-referrals by customers, have driven and will continue to drive adoption of our G4 PLATINUM. We directly market our products in the United States primarily to endocrinologists, physicians and diabetes educators. The approval by the FDA of a Pediatric

Indication for our G4 PLATINUM system in February 2014 also allows our direct sales personnel to call on pediatric endocrinologists and pediatricians who can educate and influence adoption of continuous glucose monitoring by parents who have children aged two years or older with diabetes. Although the number of diabetes patients is significant, the number of physicians and educators influencing these patients is relatively small. As of 2008, there were an estimated 4,000 clinical endocrinologists in the United States. As a result, we believe our direct, highly specialized and focused sales organization is sufficient for us to support our sales efforts for the foreseeable future.
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
Several companies have attempted to address the limitations of single-point finger stick devices by developing continuous glucose monitoring systems. To date, in addition to DexCom, we are aware that two other companies, Medtronic, Inc. ("Medtronic"), and Abbott Diabetes Care, Inc. ("Abbott"), have received approval from the FDA to market, and actively market, continuous glucose monitors. Abbott has discontinued selling its Freestyle Navigator glucose monitoring system in the United States; however, Abbott filed a clinical study for home use of the Navigator II system in the United States and in October 2012 they initiated a limited launch of the Navigator II system in Europe. We believe that Abbott is also conducting clinical studies on a new glucose monitoring platform and has conducted an initial launch of this new system in Europe. Except for our SEVEN, SEVEN PLUS, and G4 PLATINUM, we believe that none of the products that have received FDA approval are labeled for more than six days of use. We also believe that none of the FDA approved products are labeled for use as a replacement for single-point finger stick devices.
A number of companies, including Roche, are developing next generation real-time continuous glucose monitoring or sensing devices and technologies as well as several other companies that are developing non-invasive continuous glucose monitoring products to measure the patient’s glucose level. The majority of these non-invasive technologies do not pierce the skin, but instead typically analyze signatures reflected back from energy that has been directed into the patient’s skin, tissue or bodily fluids.
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
Manufacturing
We currently manufacture our devices at our headquarters in San Diego, California. At December 31, 2014 these facilities have more than 13,000 square feet of laboratory space and approximately 10,000 square feet of controlled environment rooms. In July 2012, the FDA completed an inspection of our facilities, and did not identify any observations or require any other types of corrective action. During a routine FDA post-approval facility inspection ending on November 7, 2013, the FDA issued a Form 483 with several observations regarding DexCom Medical Device Reporting (“MDR”) procedures and complaint reportability determinations. DexCom responded to the observations on November 26, 2013. On March 14, 2014, we received a warning letter from the FDA related to administrative deficiencies in filing MDRs. On April 2, 2014, we responded to the warning letter.  The FDA confirmed receipt and is currently reviewing our response.
There are technical challenges to increasing manufacturing capacity, including FDA qualification of new manufacturing facilities, equipment design and automation, material procurement, problems with production yields, and quality control and assurance. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. We have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts, however we cannot guaranty that supply will not be constrained going forward. Additionally, the production of our continuous glucose monitoring systems must occur in a highly controlled and clean environment to minimize particles and other yield- and quality-limiting contaminants. Developing commercial-scale manufacturing facilities has and will continue to require the investment of substantial additional funds and the hiring and retaining of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience. Manufacturing is subject to numerous risks and uncertainties described in detail in “Risk Factors” below.
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
Third-Party Reimbursement
As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare and Medicaid (“CMS”) released 2008 Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those customers covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices that includes our devices. As of February 25, 2015, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our G4 PLATINUM systems by their members. Many of these coverage policies reimburse for our products under durable medical equipment benefits, are restrictive in nature and require the patient to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. In addition, customers who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist customers in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create and liberalize coverage policies with third-party payors, including obtaining reimbursement for our products under pharmacy benefits, and expect to continue to do so in fiscal 2015. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, people with diabetes may not use them on a widespread basis.
Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, their coverage policies may be restrictive, or they may not cover or provide adequate payment for our products. In order to obtain reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as requiring prospective reimbursement and second opinions, purchasing in groups, or redesigning benefits. Our dependence on the commercial success of our G4 PLATINUM systems makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for our products, our financial performance may be harmed.
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
Intellectual Property
Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patent, copyright and other intellectual property laws, trade secrets, nondisclosure agreements and other measures to protect our proprietary rights. As of February 2015, we had obtained 247 issued U.S. patents, and had 245 additional U.S. patent applications pending. We believe it will take up to five years, and possibly longer, for these pending U.S. patent applications to result in issued patents. As of February 2015, we have 23 international applications filed under the Patent Cooperation Treaty, 20 granted European patents, 46 European patent applications pending, 9 granted Japanese patents, 6 Japanese patent applications pending, 17 registered U.S. trademarks, 23 pending U.S. trademark applications, 10 registered European trademarks, 6 pending European trademark application, and 1 registered Japanese trademarks. We also have one pending trademark application in each of a number of countries in Asia, Latin America and the Middle East. In addition, a Madrid Protocol Trademark Registration is pending in each of a number of countries in Asia, Latin America, Europe and the Middle East. Our patents begin expiring in 2017.
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
Any adverse determination in litigation or interference proceedings to which we are or may become a party relating to patents could subject us to significant liabilities to third parties or require us to seek licenses from other third parties. Furthermore, if we are found to willfully infringe third-party patents, we could, in addition to other penalties, be required to pay treble damages and/or attorney fees for the prevailing party. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and would likely require ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. If we do not obtain necessary licenses, we may not be able to redesign our products to avoid infringement and any redesign may not receive FDA approval in a timely manner. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a significant adverse impact on our business. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. We seek to protect our proprietary information and other intellectual property by generally requiring our employees, consultants, contractors, outside scientific collaborators and other advisors to execute non-disclosure and assignment of invention agreements on commencement of their employment or engagement. Agreements with our employees also forbid them from bringing the proprietary rights of third parties to us. We also generally require confidentiality or material transfer agreements from third parties that receive our confidential data or materials. We cannot guaranty that employees and third parties will abide by the confidentiality or assignment terms of these agreements. Despite measures taken to protect our intellectual property, unauthorized parties might copy aspects of our products or obtain and use information that we regard as proprietary.
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
FDA Regulation
Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance or prior approval from the FDA through the premarket approval (“PMA”) process. Our G4 PLATINUM systems are classified by the FDA as PMA medical devices. The FDA classifies medical devices into one of three classes. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are subject to general controls such as labeling, pre-market notification, and adherence to the FDA’s Quality System Regulation (“QSR”). Class II devices are subject to special controls such as performance standards, post-market surveillance, FDA guidelines, or particularized labeling, as well as general controls. Some Class I and Class II devices are exempted by regulation from the pre-market notification (i.e., 510(k) clearance) requirement, and/or the requirement of compliance with substantially all of FDA’s manufacturing requirements, known as the QSR. As an example, the mobile applications that comprise the DexCom Share System were classified by the FDA as Class II, exempt, due to the fact that these mobile applications were secondary displays of the associated G4 PLATINUM Receiver. With the mobile applications classified as Class II exempt, DexCom must comply with certain general and special controls required by the FDA but does not need prior FDA approval to commercialize changes to the mobile applications. Some devices are placed in Class III, which requires approval of a PMA application, if they are deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or certain implantable devices, or to be “not substantially equivalent” either to a previously 510(k) cleared device or to a “preamendment” Class III device in commercial distribution before May 28, 1976 for which PMA applications have not been required.

Our G4 PLATINUM System (excluding associated DexCom Share System functionalities) has been classified as a device requiring PMA approval. A PMA application must be supported by valid scientific evidence, which typically requires extensive data, including technical, pre-clinical, clinical, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device. A PMA application also must include a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling. After a PMA-application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA. In addition, the FDA generally will conduct a pre-approval inspection of the manufacturing facility to evaluate compliance with QSR, which requires manufacturers to implement and follow design, testing, control, documentation and other quality assurance procedures. In July 2012, the FDA completed an inspection of our facilities, and did not identify any observations or require any other types of corrective action. During a routine FDA post-approval facility inspection ending on November 7, 2013, the FDA made several observations regarding DexCom MDR procedures and complaint reportability determinations.  DexCom responded to the observations on November 26, 2013. On March 14, 2014, we received a warning letter from the FDA related to administrative deficiencies in filing MDRs. On April 2, 2014, we responded to the warning letter.  The FDA confirmed receipt and is currently reviewing our response.
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

•
DexCom or third-party organizations do not perform data collection, monitoring and analysis in a timely or accurate manner or consistent with the clinical trial protocol or investigational or statistical plans;

•
third-party clinical investigators have significant financial interests related to DexCom or the study that the FDA deems to make the study results unreliable, or DexCom or investigators fail to disclose such interests;

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
Anti-kickback Laws. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments, and providing anything at less than its fair market value. The Department of Health and Human Services ("HHS") has issued regulations, commonly known as safe harbors, that set forth certain provisions which, if fully met, will assure healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the HHS Office of Inspector General.
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
Advisory Boards and Consultants
We have relied upon the advice of experts in the development and commercialization of our products. Since 2005, we have used experts in various disciplines on a consulting basis as needed to solve problems or accelerate development pathways. We may continue to engage advisors from the academic, consultancy, governmental or other areas to assist us as necessary.

Employees
As of December 31, 2014, we had 838 full-time employees and 223 contract and temporary employees. Approximately 182 full-time employees are engaged in research and development, clinical, regulatory and quality assurance, 271 in manufacturing and 385 in selling, general and administrative functions. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good.
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
We expect that sales of our G4 PLATINUM system which consists of a handheld receiver, reusable transmitter and disposable sensor, will account for substantially all of our product revenue for the foreseeable future. We have relatively limited experience in selling our products and we might be unable to successfully expand the commercialization of our products on a wide scale for a number of reasons, including:

•
the approval to sell our G4 system in the European Union, Australia, New Zealand, and the countries in Asia and Latin America that recognize our CE Mark in June 2012 and approval for our G4 PLATINUM system in the United States in October 2012 means that we have relatively limited experience selling our G4 system;

•
the approval for a Pediatric Indication of our G4 PLATINUM system in the United States, Canada, European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize our CE Mark means that we have limited experience selling and marketing the G4 PLATINUM system to persons aged two to 17 years or their legal guardians;

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

•	the limited size of our sales force;

•	we may not have sufficient financial or other resources to adequately expand the commercialization efforts for our products;

•	our FDA and other regulatory submissions may be delayed, or approved with limited product labeling;

•	we may not be able to manufacture our products in commercial quantities or at an acceptable cost;

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
We have incurred net losses in each year since our inception in May 1999, including a net loss of $22.4 million for the twelve months ended December 31, 2014. As of December 31, 2014, we had an accumulated deficit of $497.8 million. We have financed our operations primarily through private and public offerings of equity securities and debt, and the sales of our products, and have devoted a substantial portion of our resources to research and development relating to our continuous glucose monitoring systems, including our in-hospital product development, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of the G4 PLATINUM system. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products, including our next generation sensor, and sensor augmented insulin pump collaborations. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public healthcare and medical device companies. As a result, we expect we may continue to incur operating losses in the future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity.
Current uncertainty in global economic and political conditions makes it particularly difficult to predict product demand and other related matters and makes it more likely that our actual results could differ materially from expectations.
Our operations and performance depend on worldwide economic and political conditions, which have been adversely impacted by continued global economic uncertainty, political instability and military hostilities in multiple geographies, concerns over the downgrade of U.S. sovereign debt and continued sovereign debt, monetary and financial uncertainties in Europe and other foreign countries. These conditions have and may continue to make it difficult for our customers and potential customers to afford our products, and could cause our customers to stop using our products or to use them less frequently. If that were to occur, we may experience a decrease in revenue and our performance would be negatively impacted. In addition, the pressure on consumers to absorb more of their own health care costs has resulted in some cases in higher deductibles and limits on durable medical equipment, which may cause seasonality in purchasing patterns. Furthermore, during economic uncertainty, our customers have experienced job losses and may continue to experience issues gaining timely access to sufficient health insurance or credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our financial condition and operating results.
We may require additional funding to continue the commercialization of our G4 PLATINUM systems or the development and commercialization of our future generation and other continuous glucose monitoring systems, including our sensor augmented insulin pump systems developed in collaboration with Animas and Tandem.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our next generation ambulatory continuous glucose monitoring sensors and systems. For the twelve months ended December 31, 2014, we generated $23.6 million in net cash from operating activities, compared to $2.4 million for the same period in 2013, and as of December 31, 2014, we had working capital of $105.3 million which included $83.6 million in cash, cash equivalents and short-term marketable securities, and excluded $1.0 million in restricted cash. We expect that our cash generated by operations will increase in each of the next several years, and, although (1) we have the ability to borrow up to an additional $15.0 million pursuant to the Loan Agreement we entered into with Silicon Valley Bank and Oxford Finance in November 2012, and (2) we were awarded a $4.0 million grant from the Helmsley Trust in July 2013, we may need additional funds to continue the commercialization of our products and for the development and commercialization of our next generation sensors and systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we may need will depend on many factors, including:

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
To achieve commercial success for the G4 PLATINUM system and our future products, we must continue to develop and grow our sales and marketing organization and enter into partnerships or other arrangements to market and sell our products. We currently employ a small direct sales force to market our products in the United States. In the United States, our sales force calls directly on healthcare providers and people with diabetes throughout the country to initiate sales of our products. Our sales organization competes with the experienced, larger and well-funded marketing and sales operations of our competitors. We may not be able to successfully manage our dispersed sales force, or increase our product sales in the new territories. We have also entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. Our U.S. distribution partnerships are focused on accessing underrepresented regions and, in some instances, third-party payors that contract exclusively with distributors. Our European and other international distribution partners call directly on healthcare providers to market and sell our products in Canada, Europe, Australia, New Zealand, Asia, the Middle East and Latin America. Because of the competition for their services, we may be unable to partner with or retain additional qualified distributors. Further, we may not be able to enter into agreements with distributors on commercially reasonable terms, if at all.
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
We have entered into distribution arrangements to leverage established distributors already engaged in the diabetes marketplace. We have entered into distribution agreements with Byram Healthcare and its subsidiaries ("Byram") and RGH Enterprises, Inc. (“Edgepark”) (and their affiliates), pursuant to which we generated approximately 18% and 11%, respectively, of our total revenue during the twelve months ended December 31, 2014. We cannot guaranty that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. Additionally, to the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States, Europe or other countries, our product margins could be lower than if we directly marketed and sold our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and people with diabetes in Europe or other countries will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe or other countries. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.
Although many third-party payors have adopted some form of coverage policy on continuous glucose monitoring devices, our products do not yet have simple broad-based contractual coverage with third-party payors and we frequently experience administrative challenges in obtaining reimbursement for our customers. If we are unable to obtain adequately broad reimbursement at acceptable prices for our products or any future products from third-party payors, we will be unable to generate significant revenue.
As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare & Medicaid Services (“CMS”) in 2008 released Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those people with diabetes covered by third-party payors that have adopted policies for continuous glucose monitoring devices allowing for coverage of these devices if certain conditions are met. As of February 25, 2015, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our products by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will substantially depend on whether third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on continuous glucose monitoring devices typically under durable medical equipment benefits, those coverage policies frequently require significant medical documentation in order for policy holders to obtain reimbursement, and as a result, we have experienced difficulty in improving the efficiency of our customer service group. In addition, Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain additional reimbursement arrangements, including under pharmacy benefits, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as requiring prospective reimbursement and second opinions, purchasing in groups, or redesigning benefits. Furthermore, we are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our initial dependence on the commercial success of the G4 PLATINUM system makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the G4 PLATINUM system, people without coverage who have diabetes may not use our products.
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
Our G4 PLATINUM systems are classified by the FDA as PMA medical devices. The PMA process requires us to prove the safety and efficacy of our ambulatory system to the FDA's satisfaction. This process can be expensive, prolonged and uncertain, requires detailed and comprehensive scientific and human clinical data, and may never result in the FDA granting a PMA. Any future general ambulatory system or expanded indications for use of current and future generation ambulatory systems will require approval of the applicable regulatory authorities.
Tandem has submitted its PMA seeking approval for Tandem's sensor augmented insulin delivery system. We cannot predict when, if ever, those products will be approved in the United States. We intend to seek either 510(k) clearances or PMA approvals for certain changes and modifications to SweetSpot's existing software platform, but cannot predict when, if ever, those changes and modifications will be approved.
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
If we are unable to successfully complete the pre-clinical studies or clinical trials necessary to support additional PMA or 510(k) applications or supplements, we may be unable to commercialize our continuous glucose monitoring systems under development, including future generations of our ambulatory system, ambulatory systems with expanded indications for use, the GlucoClear system or our system developed in collaboration with Tandem, which could impair our financial position.
Tandem has submitted its PMA seeking approval for Tandem's sensor augmented insulin delivery system. In addition, Edwards may continue to develop regulatory pathways for the GlucoClear system. The GlucoClear system may ultimately be classified by the FDA as either a 510(k) or PMA product, and we may consequently be requested to provide additional data in support of any GlucoClear application.
To support these and any future additional PMA or 510(k) applications or supplements, we together with our partners, must successfully complete pre-clinical studies, bench-testing, and clinical trials that will demonstrate that the product is safe and effective. Product development, including pre-clinical studies and clinical trials, is a long, expensive and uncertain process and is subject to delays and failure at any stage. Furthermore, the data obtained from the studies and trials may be inadequate to support approval of a PMA or 510(k) application and the FDA may request additional clinical data in support of those applications, which may result in significant additional clinical expenses and may delay product approvals. While we have in the past obtained, and may in the future obtain, an IDE prior to commencing clinical trials for our continuous glucose monitoring systems, FDA approval of an IDE application permitting us to conduct testing does not mean that the FDA will consider the data gathered in the trial to be sufficient to support approval of a PMA or 510(k) application or supplement, even if the trial's intended safety and efficacy endpoints are achieved. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including 510(k) and PMA submissions, by hiring new investigators and increasing the frequency and scope of its inspections of manufacturing facilities. The FDA's Center for Devices and Radiological Health (“CDRH”) is contemplating significant changes to the 510(k) process, which could complicate the product approval process for certain of our and our partner’s products, although we cannot predict the effect of such procedural changes and cannot ascertain if such changes will have a substantive impact on the approval of our products or our partners’ products. If we fail to adequately respond to any changes to the 510(k) submission process and associated matters, our business may be adversely impacted.
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

•
DexCom or third-party organizations do not perform data collection, monitoring and analysis in a timely or accurate manner or consistent with the clinical trial protocol or investigational or statistical plans;

•
third-party clinical investigators have significant financial interests related to DexCom or the study that the FDA deems to make the study results unreliable, or DexCom or investigators fail to disclose such interests;

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
In addition, the comprehensive healthcare reform legislation included an annual excise tax on the sale of medical devices equal to 2.3% of the price of the device starting on January 1, 2013, which does not include, under Internal Revenue Service (“IRS”) guidance, our existing G4 PLATINUM systems as they are deemed to be retail medical devices under such legislation. As a result, as of December 31, 2014, we believed that our current ambulatory products were exempt from the excise tax. We are currently evaluating whether our G4 PLATINUM system for professional use is subject to the excise tax. If our G4 PLATINUM system for professional use is deemed to be subject to the excise tax, the current tax liability is immaterial, but may become material in the future. Notwithstanding our belief, if the IRS were to determine that this tax applies to any of our current or future products, our future operating results could be harmed, which in turn could cause the price of our stock to decline. In addition, because of the uncertainty surrounding these issues, the impact of this tax has not been reflected in our forward guidance.
We conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could become subject to penalties or be required to make significant changes to our operations.
The healthcare industry is subject to extensive foreign, federal, state and local laws and regulations, including those relating to:

•	billing for services;

•	financial relationships with physicians and other referral sources;

•	inducements and courtesies given to physicians and other health care providers and patients;

•	labeling products;

•	quality of medical equipment and services;

•	confidentiality, maintenance and security issues associated with medical records and individually identifiable health and other personal information;

•	medical device reporting;

•	prohibitions on kickbacks, also referred to as anti-kickback laws or regulations;

•	any scheme to defraud any healthcare benefit program;

•	physician payment disclosure requirements;

•	false claims; and

•	professional licensure.
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
The FDA, the Office of Inspector General for the Department of Health and Human Services, the Department of Justice, states' attorneys general and other governmental authorities actively enforce the laws and regulations discussed above. In the United States, medical device manufacturers have been the target of numerous government prosecutions and investigations alleging violations of law, including claims asserting impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of federal or state healthcare business, and submission of false claims for government reimbursement. As part of our compliance program, we have reviewed our sales contracts and marketing materials and practices to assure compliance with these federal and state laws, and inform employees and marketing representatives of the Anti-Kickback Statute and their obligations thereunder. However, we cannot rule out the possibility that the government or other third parties could interpret these laws differently and challenge our practices under one or more of these laws.
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
We currently have limited resources, facilities and experience in commercially manufacturing sufficient quantities of product to meet expected demand. In the past, we have had difficulty scaling our manufacturing operations to provide a sufficient supply of product to support our commercialization efforts. From time to time, we have also experienced brief periods of backorder and, at times, have had to limit the efforts of our sales force to introduce our products to new customers. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. We have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts; however, we cannot guaranty that supply will not be constrained in the future. In order to produce our products in the quantities we anticipate will be necessary to meet market demand, we will need to increase our manufacturing capacity by a significant factor over the current level. In addition, we will have to modify our manufacturing design, reliability and process if and when our next generation sensor technologies are approved and commercialized. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, materials procurement, manufacturing site expansion, problems with production yields and quality control and assurance. Developing commercial-scale manufacturing facilities will require the investment of substantial additional funds and the hiring and retention of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience. Also, the scaling of manufacturing capacity is subject to numerous risks and uncertainties, and may lead to variability in product quality or reliability, increased construction timelines, as well as resources required to design, install and maintain manufacturing equipment, among others, all of which can lead to unexpected delays in manufacturing output. In addition, any changes to our manufacturing processes may require FDA submission and approval and our facilities may have to undergo additional inspections by the FDA and corresponding state agencies. We may be unable to adequately maintain, develop and expand our manufacturing process and operations or obtain FDA and state agency approval of our facilities in a timely manner or at all. If we are unable to manufacture a sufficient supply of our current products or any future products for which we may receive approval, maintain control over expenses or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand and our business will suffer.
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
Since our commercial launch in 2006, we have experienced periodic field failures related to our products, including reports of sensor errors, sensor failures, broken sensors, receiver malfunctions and transmitter failures. We do not believe these failures necessitated device explant, other procedures, or non-standard clinical treatment or intervention. To comply with the FDA's medical device reporting requirements, we have filed reports of all such broken or lodged sensors. Although we believe we have taken and are taking appropriate actions aimed at reducing or eliminating field failures, we cannot guaranty that we will not experience additional failures going forward.
Our manufacturing operations depend upon third-party suppliers, making us vulnerable to supply problems and price fluctuations, which could harm our business.
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
Based on our experience, complications from use of our products may include sensor errors, sensor failures, broken sensors, lodged sensors or skin irritation under the adhesive dressing of the sensor. Inflammation or redness, swelling, minor infection, and minor bleeding at the sensor insertion site are also possible risks with an individual's use of the device. However, if unanticipated long-term side-effects result from the use of our products or other glucose monitoring systems under development, we could be subject to liability and our systems would not be widely adopted. With respect to our G4 PLATINUM systems, our clinical trials have been limited to seven days of continuous use. Additionally, we have limited clinical experience with repeated use of our products in the same patient. We cannot assure you that long-term use would not result in unanticipated complications. Furthermore, the interim results from our current pre-clinical studies and clinical trials may not be indicative of the clinical results obtained when we examine the patients at later dates. It is possible that repeated use of our products may result in unanticipated adverse effects, potentially even after the device is removed.
If we or our suppliers or distributors fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.
Any product for which we obtain marketing approval will be subject to continual review and periodic inspections by the FDA and other regulatory bodies, which may include inspection of our manufacturing processes, post-approval clinical data and promotional activities for such product. The FDA's MDR regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury. We and our suppliers are also required to comply with the FDA's QSR and other regulations, which cover the methods and documentation of the design, testing, production, control, selection and oversight of suppliers or contractors, quality assurance, labeling, packaging, storage, complaint handling, shipping and servicing of our products. The FDA enforces the QSR through unannounced inspections. We currently manufacture our devices at our headquarters facilities in San Diego, California. In these facilities we have more than 13,000 square feet of laboratory space and approximately 10,000 square feet of controlled environment rooms. In February 2010, the FDA inspected our facility and issued a Form 483 identifying several inspectional observations. Subsequent to the inspection, we also received a warning letter from the FDA requiring us to file MDRs in accordance with the MDR regulations for complaints involving sensor wire fractures underneath a patient's skin. In response to the warning letter and the Form 483 inspectional observations, we took corrective action to address the observations to achieve substantial compliance with the FDA regulatory requirements applicable to a commercial medical device manufacturer and received written notification dated November 1, 2010 from the FDA that we adequately addressed all issues cited in the warning letter. In July 2012, the FDA completed an inspection of our facilities and did not identify any observations or require any other types of corrective action. During a routine FDA post-approval facility inspection ending on November 7, 2013, the FDA issued a Form 483 with several observations regarding DexCom MDR procedures and complaint reportability determinations.  DexCom responded to the observations on November 26, 2013. On March 14, 2014, we received a warning letter from the FDA related to administrative deficiencies in filing MDRs. On April 2, 2014, we responded to the warning letter.  The FDA confirmed receipt and is currently reviewing our response.
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
Even if regulatory approval or clearance of a product is granted, the approval or clearance may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing or surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, including software bugs, unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as the QSR, MDR reporting, or other post-market requirements may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties. In addition, our distributors have rights to create marketing materials for their sales of our products, and may not adhere to contractual, legal or regulatory limitations that are imposed on their marketing efforts.
We are subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from shipping affected products, require us to obtain licenses from third parties or to develop non-infringing alternatives, and subject us to substantial monetary damages and injunctive relief. We may also be subject to other claims or suits.
As further described in Part I, Item 3 “Legal Proceedings” of this Annual Report on Form 10-K, we have previously been subject to litigation from third parties alleging patent infringement. Other parties could, in the future, assert infringement or misappropriation claims against us with respect to our current or future products. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of such third parties or others. Our competitors may assert that our continuous glucose monitoring systems or the methods we employ in the use of our systems are covered by U.S. or foreign patents held by them. This risk is exacerbated by the fact that there are numerous issued patents and pending patent applications relating to self-monitored glucose testing systems in the medical technology field. Because patent applications may take years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our products infringe. There could also be existing patents of which we are unaware that one or more components of our system may inadvertently infringe. As the number of competitors in the market for continuous glucose monitoring systems grows, the possibility of inadvertent patent infringement by us or a patent infringement claim against us increases.
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
In addition, from time to time, we are subject to various claims and suits arising out of the ordinary course of business, including commercial or employment related matters. Although individually we do not expect these claims or suits to have a material adverse effect on DexCom, in the aggregate they may divert significant time and resources from our staff.
Our inability to adequately protect our intellectual property could allow our competitors and others to produce products based on our technology, which could substantially impair our ability to compete.
Our success and our ability to compete depend, in part, upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, copyright and trademark law, and trade secrets and nondisclosure agreements to protect our intellectual property. However, such methods may not be adequate to protect us or permit us to gain or maintain a competitive advantage. Our patent applications may not issue as patents in a form that will be advantageous to us, or at all. Our issued patents, and those that may issue in the future, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products. In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011, the U.S. enacted sweeping changes to the U.S. patent system under the Leahy-Smith America Invents Act, including changes that would transition the U.S. from a “first-to-invent” system to a “first-to-file” system and alter the processes for challenging issued patents. These changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.
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
The market for glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In selling the G4 PLATINUM system, we compete directly with Roche Diabetes Care, a division of Roche Diagnostics, LifeScan, Inc., a division of Johnson & Johnson, the MediSense and TheraSense divisions of Abbott Laboratories, and Bayer Corporation, each of which manufactures and markets products for the single-point finger stick device market. Collectively, these companies currently account for substantially all of the worldwide sales of self-monitored glucose testing systems. Several companies are developing or marketing short-term continuous glucose monitoring products that will compete directly with our products. To date, in addition to us, two other companies, Medtronic and Abbott, have received approval from the FDA to market, and actively market, continuous glucose monitors. Abbott has discontinued selling its Freestyle Navigator glucose monitoring system in the United States; however, Abbott filed a clinical study for home use of the Navigator II system in the United States and in October 2012, Abbott initiated a limited launch of the Navigator II system in Europe. We believe that Abbott is also conducting clinical studies on a new glucose monitoring platform and has conducted a limited commercial launch of this new system in Europe. In addition, we believe that others, including Roche, are developing invasive and non-invasive continuous glucose monitoring systems. Most of the companies developing or marketing competing devices are publicly traded or divisions of publicly traded companies, and these companies possess several competitive advantages, including:

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
On November 10, 2008, we entered into a Collaboration Agreement with Edwards pursuant to which we agreed to develop jointly and to market the GlucoClear system, a blood-based in-vivo automated glucose monitoring system for use by healthcare providers in the hospital critical care sector. Under the Collaboration Agreement, we may receive payments for various milestones related to regulatory approvals and commercial readiness of the product. In addition, we also expect to receive a royalty of 6% of commercial sales of the product if such sales occur. The Collaboration Agreement provides Edwards with an exclusive license to our intellectual property that relates to blood-based glucose sensors in the critical care sector of the hospital market. However, this collaboration may not result in the development of products that achieve regulatory approval in the United States or commercial success, which would result in various penalties to us under the Collaboration Agreement, up to and including delay or loss of some or all of our milestone payments and rights to any royalties. In October 2009, we received CE Mark approval for the first generation of the GlucoClear system that we developed in collaboration with Edwards. Although Edwards commenced market evaluations during 2009, this product has never generated significant revenue and we do not expect this product to generate significant revenue for the foreseeable future. In January 2013, Edwards received CE Mark approval for the second generation system. A very limited commercial launch of the first generation GlucoClear system was initiated in Europe in 2009. In 2013, Edwards completed another very limited commercial launch in Europe of the second generation GlucoClear system. There are no current commercial activities led by Edwards to continue the commercialization of the GlucoClear system.
We enter into collaborations with third parties that may not result in the development of commercially viable products or the generation of significant future revenues.
In the ordinary course of our business, we enter into collaborative arrangements to develop new products and to pursue new markets, such as our agreements with Animas and Tandem, to integrate our continuous glucose monitoring technology into their respective insulin delivery systems. We have also entered into an OUS Commercialization Agreement, as amended, with Animas pursuant to which Animas retains the right to develop and market outside the United States an ambulatory insulin pump that is combined with our continuous glucose monitoring technology which has been branded the Vibe. In May 2011, we, together with Animas, received CE Mark certification for the Vibe, allowing it to be marketed in the countries that recognize CE Mark approval. Animas received FDA approval for the Vibe system in December 2014. Tandem has also submitted its PMA seeking approval for Tandem's sensor augmented insulin delivery system.
We also previously entered into collaborative agreements with Insulet and Roche neither of which resulted in the successful development of a commercially viable product or is anticipated to result in significant additional future revenues.
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
We may be subject to claims against us even if the apparent injury is due to the actions of others or misuse of the device. Our customers, either on their own or following the advice of their physicians, may use our products in a manner not described in the products' labeling and that differs from the manner in which it was used in clinical studies and approved by the FDA. For example, our G4 PLATINUM systems are designed to be used by an individual continuously for up to seven days, but the individual might be able to circumvent the safeguards designed into the G4 PLATINUM systems and use the products for longer than seven days. Off-label use of products by customers is common, and any such off-label use of our products could subject us to additional liability. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial volunteers or result in reduced acceptance of our products in the market.
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
The majority of our operations are conducted at four facilities in San Diego, California. Any disruption at these facilities could increase our expenses.
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
We are highly dependent on our senior management, especially Kevin Sayer, our President and Chief Executive Officer, Steven R. Pacelli, our Executive Vice President of Strategy and Corporate Development, Jorge Valdes, our Chief Technical Officer, Andrew K. Balo, our Executive Vice President of Clinical, Regulatory, and Quality, and Richard Doubleday, our Executive Vice President and Chief Commercial Officer. Our success will depend on our ability to retain our current management and to attract and retain qualified personnel in the future, including sales persons, scientists, clinicians, engineers and other highly skilled personnel. Competition for senior management personnel, as well as sales persons, scientists, clinicians and engineers, is intense and we may not be able to retain our personnel. The loss of the services of members of our senior management, scientists, clinicians or engineers could prevent the implementation and completion of our objectives, including the commercialization of our current products and the development and introduction of additional products. The loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. Each of our officers may terminate their employment at any time without notice and without cause or good reason. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees.
Effective January 1, 2015, Mr. Gregg assumed his new role as our Executive Chairman.  In this role, Mr. Gregg remains an employee and continues to lead our external efforts.  Mr. Gregg also chairs our Board of Directors as of January 1, 2015.  Mr. Sayer has assumed the role of Chief Executive Officer effective on January 1, 2015. If we are unable to successfully transition the role of Chief Executive Officer from Mr. Gregg to Mr. Sayer, it could have an adverse impact on our financial condition and operating results.
We expect to continue to expand our operations and grow our research and development, manufacturing, sales and marketing, product development and administrative operations. We expect this expansion to place a significant strain on our management and it will require hiring a significant number of qualified personnel. Accordingly, recruiting and retaining such personnel will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these skilled personnel, we may be unable to continue our development and commercialization activities.
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
Many laws and regulations, notably those adopted in connection with the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, new SEC regulations and The NASDAQ Stock Market listing rules, impose obligations on public companies, such as ours, which have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. Compliance with these laws and regulations, including enhanced new disclosures, has required and will continue to require substantial management time and oversight and the incurrence of significant accounting and legal costs. The effects of new laws and regulations remain unclear and will likely require substantial management time and oversight and require us to incur significant additional accounting and legal costs. Additionally, changes to existing accounting rules or standards, such as the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards, may adversely impact our reported financial results and business, and may require us to incur greater accounting fees.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future. From January 1, 2014 through February 24, 2015, the closing price of our common stock on the NASDAQ Global Select Market was as high as $64.42 per share and as low as $29.68 per share.
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
We have entered into a loan and security agreement with the Silicon Valley Bank and Oxford Finance LLC to fund our business operations. This loan and security agreement imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of December 31, 2014, we were in compliance with the covenants imposed by the loan and security agreement. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
The issuance of shares by us in the future or sales of shares by our stockholders may cause the market price of our common stock to drop significantly, even if our business is performing well.
This issuance of shares by us in the future or sales of shares by our stockholders may cause the market price of our common stock to decline, perhaps significantly, even if our business is performing well. The market price of our common stock could also decline if there is a perception that sales of our shares are likely to occur in the future. This might also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Also, we may issue securities in connection with future financings and acquisitions, and those shares could dilute the holdings of other stockholders. On November 3, 2014, we entered into a settlement agreement with former shareholders of SweetSpot pursuant to which we issued 89,300 shares of our common stock to the former security holders of SweetSpot related to the achievement of certain performance milestones. For details on the settlement please see Note 6 "Fair Value Measurements" of the consolidated financial statements.
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
We maintain our headquarters in San Diego, California in four leased facilities of approximately 174,000 square feet, which includes our laboratory, research and development, manufacturing and general administration functions. The lease for these facilities expires in 2022. We have the right and obligation to lease an additional 45,000 square feet in one of the facilities. We have the right to extend the term of this lease for two additional five-year terms. We believe our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.
In September 2008, our subsidiary in Sweden entered into a three-year lease for a small shared office space, which has since been renewed for two additional three-year terms through September 2017 and has a quarterly adjustment clause for rent to increase or decrease in proportion to changes in consumer prices. In July 2012, our subsidiary SweetSpot entered into a five-year lease for a small office space in a multi-tenant commercial building in Portland, Oregon.
In July 2012, the FDA completed an inspection of our facilities in San Diego, California and did not identify any observations or require any other types of corrective action. During a routine FDA post-approval facility inspection ending on November 7, 2013, the FDA made several observations regarding our MDR procedures and complaint reportability determinations.  We responded to the observations on November 26, 2013. On March 14, 2014, we received a warning letter from the FDA related to administrative deficiencies in filing MDRs. On April 2, 2014, we responded to the warning letter.  The FDA confirmed receipt and is currently reviewing our response.

ITEM 3.	LEGAL PROCEEDINGS
Commencing on August 11, 2005, Abbott instituted various patent infringement proceedings against us in the United States District Court for the District of Delaware. In these proceedings Abbott sought, amongst other thing, a declaratory judgment that our continuous glucose monitoring systems infringe certain patents held by Abbott. On July 2, 2014, we entered into a Settlement and License Agreement (the “Abbott Settlement Agreement”) with Abbott (Abbott and us together, the “settlement parties” and each, a “settlement party”). The Abbott Settlement Agreement was entered into in full settlement of all pending patent infringement legal proceedings brought by Abbott against us. In accordance with the Abbott Settlement Agreement, the parties filed a joint stipulation of dismissal of all pending legal proceedings, which dismissal was granted on July 11, 2014.
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

We are subject to additional various claims, complaints and legal actions that arise from time to time in the normal course of business. In addition, from time to time, we may bring claims or initiate lawsuits against various third parties with respect to matters arising out of the ordinary course of our business, including commercial and employment related matters. Other than as described above, we do not believe we are party to any currently pending legal proceedings, the outcome of which could have a material adverse effect on our operations or financial position. We cannot guaranty that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
DexCom’s common stock is traded on the NASDAQ Global Select Market under the symbol “DXCM.” As of February 20, 2015, there were approximately 58 stockholders of record, excluding stockholders whose shares were held in nominee or street name by brokers. We have not paid any cash dividends, do not currently have plans to do so in the foreseeable future and the terms of our loan and security agreement restrict our ability to declare or pay any dividends.
The following table sets forth the high and low intraday sales price per share for DexCom’s common stock for the periods indicated:

	High	Low
Year Ended December 31, 2014
First Quarter	$49.83	$34.13
Second Quarter	$42.46	$28.09
Third Quarter	$46.37	$34.67
Fourth Quarter	$58.32	$38.77
	High	Low
Year Ended December 31, 2013
First Quarter	$17.16	$13.69
Second Quarter	$22.97	$15.04
Third Quarter	$29.24	$21.76
Fourth Quarter	$35.97	$26.68
Neither we nor any affiliated purchaser repurchased any of our equity securities in fiscal year 2014.
The information required by this Item concerning shares reserved for issuance under our equity compensation plans is incorporated by reference to information set forth in the Proxy Statement.
On November 3, 2014, we entered into the SweetSpot Settlement Agreement. Pursuant to the terms of the SweetSpot Settlement Agreement, we issued 89,300 shares of our common stock to the former SweetSpot Security holders in exchange for the cancellation of the remaining milestone objectives. Following the issuance, the resale of these shares of common stock was registered on a Registration Statement on Form S-3 filed by us with the SEC on November 7, 2014.

ITEM 6.	SELECTED FINANCIAL DATA
The consolidated statements of operations data for the years ended December 31, 2014, 2013, and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The statements of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 have been derived from our audited financial statements not included in this Annual Report. The following selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and related notes to those statements included elsewhere in this Annual Report.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in millions, except per share data)
Consolidated Statements of Operations Data:
Product revenue	$257.1	$157.1	$93.0	$65.9	$40.2
Development grant and other revenue	2.1	2.9	6.9	10.4	8.4
Total revenue	259.2	160.0	99.9	76.3	48.6
Product cost of sales	82.3	58.1	48.3	36.6	26.1
Development and other cost of sales	0.6	1.8	5.0	3.8	4.1
Total cost of sales	82.9	59.9	53.3	40.4	30.2
Gross profit	176.3	100.1	46.6	35.9	18.4
Operating expenses:
Research and development	69.4	44.8	38.3	29.6	22.0
Selling, general and administrative	128.4	84.2	64.0	51.1	41.7
Total operating expenses	197.8	129.0	102.3	80.7	63.7
Operating loss	(21.5)	(28.9)	(55.7)	(44.8)	(45.3)
Interest and other income	—	—	0.1	0.1	0.1
Interest expense	(0.8)	(0.9)	(0.2)	—	(1.5)
Loss on debt extinguishment upon conversion of convertible debt	—	—	—	—	(8.5)
Loss before income taxes	(22.3)	(29.8)	(55.8)	(44.7)	(55.2)
Income tax expense (benefit)	0.1	—	(1.3)	—	—
Net loss	$(22.4)	$(29.8)	$(54.5)	$(44.7)	$(55.2)
Basic and diluted net loss per share attributable to common stockholders(1)	$(0.30)	$(0.42)	$(0.79)	$(0.68)	$(0.97)
Shares used to compute basic and diluted net loss per share attributable to common stockholders(1)	75.2	71.1	68.7	65.6	56.9

	As of December 31,
	2014	2013	2012	2011	2010
	(in millions)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term marketable securities	$83.6	$54.6	$48.7	$82.0	$47.1
Working capital	105.3	61.0	58.1	89.8	50.2
Total assets	184.6	122.5	106.0	120.5	77.2
Long term obligations	3.8	6.3	9.5	1.3	1.0
Total stockholders’ equity	140.2	84.1	77.0	104.5	61.0

(1)	See Note 2 of the notes to our consolidated financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
As of December 31, 2014, we generated $690.3 million of product and development grant and other (non-product) revenue, and we have incurred net losses in each year since our inception in May 1999. As of December 31, 2014, we had an accumulated deficit of $497.8 million. We expect our losses to continue as we proceed with our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and debt, and the sales of our products. In November 2012, we entered into a loan and security agreement that provides for up to $35.0 million in credit facilities and term loans, with $15.0 million currently available. In July 2013, we were awarded a $4.0 million grant from the Helmsley Trust to accelerate the development of the sixth generation of our advanced glucose-sensing technologies.
Financial Operations
Revenue
We sell our durable systems and disposable units through a direct sales force in the United States and through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Asia, the Middle East and Latin America. We have contracts with certain distributors who stock our products who we refer to as Stocking Distributors, whereby the distributors fulfill orders for our product from their inventory. We also have contracts with certain distributors that do not stock our products, but rather products are shipped directly to the customer by us on behalf of our distributor and we refer to these distributors as Drop-Ship Distributors. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. Between 2008 and 2012, we entered into joint development and collaboration agreements with Animas and Tandem, as well as other third parties under agreements that have since expired or been terminated, under which we recognized development grant and other revenue received pursuant to each agreement ratably over the term of the development period. We recognize development milestones associated with each agreement as revenue upon achievement of each milestone if the milestone is considered substantive.

Cost of Sales
Product cost of sales includes direct labor and materials costs related to each product sold or produced, including assembly, test labor and scrap, as well as factory overhead supporting our manufacturing operations. Factory overhead includes facilities, material procurement and control, manufacturing engineering, quality assurance, supervision and management. These costs are primarily salary, fringe benefits, share-based compensation, facility expense, supplies and purchased services. A portion of our costs are currently fixed due to our moderate level of production volumes compared to our potential capacity. All of our manufacturing costs are included in product cost of sales. Development and other cost of sales consists primarily of salaries, fringe benefits, facility expense, and supplies directly attributable to our development or service contracts.
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
Results of Operations
Fiscal year ended December 31, 2014 Compared to December 31, 2013
Revenue, Cost of Sales and Gross Profit
Product revenue increased $100.0 million to $257.1 million for the twelve months ended December 31, 2014, compared to $157.1 million for the twelve months ended December 31, 2013 based primarily on increased sales volume of our durable systems and disposable sensors, due to the continued growth of our installed base of customers using our G4 PLATINUM system. Product cost of sales increased $24.2 million to $82.3 million for the twelve months ended December 31, 2014 compared to $58.1 million for the twelve months ended December 31, 2013 primarily due to increased sales volume. The product gross profit of $174.8 million for the twelve months ended December 31, 2014 increased $75.8 million compared to $99.0 million for the same period in 2013, primarily due to increased revenue and the greater sales mix of our higher margin G4 PLATINUM system compared to our SEVEN PLUS system.
Revenue from products shipped to our Drop-Ship Distributors’ customers was $31.8 million, or 12%, of our total revenues for the twelve months ended December 31, 2014, compared to $23.4 million, or 15%, of our total revenues for the twelve months ended December 31, 2013. Revenue from the shipment of products to Stocking Distributors was $143.2 million, or 55%, of our total revenues for the twelve months ended December 31, 2014, compared to $70.5 million, or 44%, of our total revenues for the twelve months ended December 31, 2013.
Development grant and other revenues decreased $0.8 million to $2.1 million for the twelve months ended December 31, 2014, compared to $2.9 million for the twelve months ended December 31, 2013. Development and other cost of sales decreased $1.2 million to $0.6 million for the twelve months ended December 31, 2014, compared to $1.8 million for the twelve months ended December 31, 2013. The decrease in development grant and other revenues during the twelve months ended December 31, 2014 was primarily due to the termination of a Research and Development Agreement with Roche Diagnostics Operations, Inc. in February 2013 and the completion of development activities under the Collaboration Agreement with Edwards, partially offset by the $1.0 million milestone received in July 2014 from Tandem related to their regulatory submission to the FDA of a CGM- enabled insulin pump. The decrease in costs associated with development was primarily due to fewer development obligations during the period with respect to our collaboration and development arrangements.
Research and Development. Research and development expense increased $24.6 million to $69.4 million for the twelve months ended December 31, 2014, compared to $44.8 million for the twelve months ended December 31, 2013. The increase was primarily due to additional non-cash share-based compensation costs and additional headcount and consulting costs to support development of future products. Significant elements of the increase in research and development costs included $8.5 million in additional share-based compensation, $8.2 million in additional consulting costs, and $6.2 million in additional salaries, bonus and payroll related costs, partially offset by $2.8 million in lower non-cash charges related to fair value adjustments of the SweetSpot acquisition contingent consideration resulting from updates to assumed probability of achievement of milestones and adjustments to the discount periods.
Selling, General and Administrative. Selling, general and administrative expense increased $44.2 million to $128.4 million for the twelve months ended December 31, 2014, compared to $84.2 million for the twelve months ended December 31, 2013. The increase was primarily due to higher headcount related selling costs and information technology infrastructure costs to support revenue growth and the continued commercialization of our products. Significant elements of the increase in selling, general, and administrative expenses included $15.0 million in additional share-based compensation costs, $10.7 million in additional salaries, bonus, and payroll related costs, $4.6 million in additional sales commissions, and $1.5 million in additional temporary labor costs.
Interest Expense. Interest expense was $0.8 million and $0.9 million for the twelve months ended December 31, 2014 and 2013, respectively, and is related to our Loan Agreement.
Income Tax Expense/Benefit. Income tax expense was $0.1 million for the twelve months ended December 31, 2014, compared to a benefit of $12,000 for the twelve months ended December 31, 2013. The increase in income tax expense was due to increases in state minimum taxes and foreign income taxes related to our subsidiary in Sweden.
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
Liquidity and Capital Resources

We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of December 31, 2014, we had an accumulated deficit of $497.8 million and had working capital of $105.3 million. Our cash, cash equivalents and short-term marketable securities totaled $83.6 million, excluding $1.0 million in restricted cash. To date, we have funded our operations primarily through offerings of equity securities and debt, and the sales of our products.
In July 2013, we were awarded a $4.0 million grant (the "Helmsley Grant") from the Leona M. and Harry B. Helmsley Charitable Trust (the "Helmsley Trust") to accelerate the development of the sixth generation of our advanced glucose-sensing technologies (the "Gen 6 Sensor"). The funding is milestone based and is contingent upon our meeting specific development milestones related to the Gen 6 Sensor over the next year. Upon the successful commercialization of the Gen 6 Sensor, we are obligated to either (1) make royalty payments of up to $2.0 million per year for four years, or (2) at our sole election, make a one-time $6.0 million royalty payment. As of December 31, 2014 we have received $3.0 million of the Helmsley Grant funds.
Cash Flow Summary

(In millions)	Years Ended December 31,
	2014	2013	2012
Net cash provided by (used in) operating activities	23.6	2.4	(33.1)
Net cash provided by (used in) investing activities	(16.8)	20.9	28.4
Net cash provided by financing activities	21.8	11.8	10.2
Net Cash Provided by/Used in Operating Activities. Net cash provided by operating activities increased $21.2 million to $23.6 million for the twelve months ended December 31, 2014, compared to $2.4 million for the twelve months ended December 31, 2013. The increase in cash provided by operations was primarily due to $23.8 million in higher non-cash charges primarily comprised of share-based compensation and $7.4 million in lower net loss, partially offset by an additional $10.0 million cash outflow from changes in operating assets and liabilities. The main drivers in the change in operating assets and liabilities included increases in accounts receivable, inventory, and accounts payable and accrued liabilities, all as a result of our growth.
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
Net Cash Used in/Provided by Investing Activities. Net cash used in investing activities was $16.8 million for the twelve months ended December 31, 2014, compared to $20.9 million net cash provided by investing activities for the twelve months ended December 31, 2013. The change in cash used in investing activities was primarily due to a $31.9 million decrease in proceeds from the maturity of short-term marketable securities and by the use of $16.2 million to purchase equipment to support manufacturing improvements and information technology infrastructure for the twelve months ended December 31, 2014, compared to $7.9 million for the twelve months ended December 31, 2013, partially offset by a $2.5 million decrease in cash used to purchase short-term marketable securities.
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
For the twelve months ended December 31, 2014, 2013 and 2012, we invested $16.2 million, $7.9 million and $9.5 million, respectively, to purchase equipment to support manufacturing improvements and information technology infrastructure.
Net Cash Provided by Financing Activities. Net cash provided by financing activities increased $10.0 million to $21.8 million for the twelve months ended December 31, 2014, compared to $11.8 million for the twelve months ended December 31, 2013. The increase was due to a $12.0 million increase in proceeds from the issuance of common stock pursuant to the exercise of then-outstanding stock options for the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013, partially offset by the repayment of long-term debt of $2.2 million for the twelve months ended December 31, 2014.
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
We believe that our cash, cash equivalents, short-term marketable securities balances, and projected cash contributions from our commercial operations and existing partnership arrangements will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs through at least December 31, 2015. If our available cash, cash equivalents and short-term marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products or new markets for our existing products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally,we cannot guaranty that we will be successful in obtaining additional cash contributions from future partnership arrangements. Our ability to transition to, and maintain profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we are unable to obtain additional financing, we may be required to reduce planned increases in compensation related expenses or other operating expenses related to research, development, and commercialization activities, which could have an adverse impact on our ability to achieve our intended business objectives.
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
Contractual Obligations
In November 2012, we entered into a loan and security agreement (the “Loan Agreement”) that provides for (i) a $15.0 million revolving line of credit and (ii) a total term loan of up to $20.0 million (the "Term Loan"), in both cases, to be used for general corporate purposes. The borrowings under the Loan Agreement are collateralized by a first priority security interest in substantially all of our assets as well as a negative pledge on our intellectual property.
The revolving line of credit is an interest-only financing that bears an interest rate equal to the prime rate plus 0.5% and requires repayment of principal at the maturity date of November 2015.Under the revolving line of credit, available funds, which were up to $15.0 million as of December 31, 2014 can be drawn at any time, and repaid funds can be redrawn. No amounts have been drawn against the revolving line of credit.
Pursuant to the Loan Agreement, $7.0 million was advanced under the Term Loan at the funding date in November 2012. The Loan Agreement initially provided that the remaining $13.0 million in additional funds under the Term Loan was available upon our request from June 1, 2013 to September 30, 2013 (the "Draw Period"). In August 2013, the Loan Agreement was amended to change the Draw Period for the additional funds under the Term Loan to January 1, 2014 through March 31, 2014, at which time the Draw Period expired unused. The Term Loan bears a fixed interest rate equal to the three-year treasury rate at the time of advance plus 6.94% and requires payment of interest only for the first year and amortized payments of interest and principal thereafter through the maturity date of November 2016.
On October 1, 2014, we entered into a Second Amendment to Office Lease (the “Second Lease Amendment”) with Kilroy Realty, L.P. (the “Landlord”) with respect to facilities in the buildings at 6340 Sequence Drive, 6310 Sequence Drive, and 6290 Sequence Drive, each in San Diego, California (the “Buildings”). Under the Second Lease Amendment, we will continue to lease approximately 129,000 square feet in our current locations at 6340 Sequence Drive and 6310 Sequence Drive, and will lease an additional 45,000 square feet at 6290 Sequence Drive, for a total of approximately 174,000 square feet of space. We also retain the right and obligation to lease an additional 45,000 square feet in the 6290 Sequence Drive location. The amended lease term extends through March 2022 and we have an option to renew the lease upon the expiration of the initial term for two additional five-year terms by giving notice to the Landlord prior to the end of the initial term of the lease and any extension period, if applicable.
In September 2008, our subsidiary in Sweden entered into a three year lease for a small shared office space, which has since been renewed for two additional three-year terms through September 2017 and has a quarterly adjustment clause for rent to increase or decrease in proportion to changes in consumer prices. In July 2012, our subsidiary SweetSpot entered into a five year lease for a small office space in a multi-tenant commercial building in Portland, Oregon. Excluding real estate taxes and operating costs, we are required to make total future monthly payments for all of our real estate obligations for the period from January 2015 through March 2022 totaling $32.7 million.
We are party to various purchase arrangements related to components used in manufacturing and research and development activities. As of December 31, 2014, we had firm purchase commitments with certain vendors totaling approximately $18.0 million due within one year. There are no material purchase commitments due beyond one year.
The following table summarizes our outstanding contractual obligations as of December 31, 2014 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in millions):

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$32.7	$3.1	$7.6	$10.2	$11.8
Long-term debt	4.6	2.3	2.3	—	—
Purchase commitments	18.0	18.0	—	—	—
Total	$55.3	$23.4	$9.9	$10.2	$11.8
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
We provide a “30-day money back guarantee” program whereby customers who purchase a durable system and a package of four disposable sensors may return the durable system for any reason within thirty days of purchase and receive a full refund of the purchase price of the durable system. We accrue for estimated returns, refunds and rebates, including pharmacy rebates, by reducing revenues and establishing a liability account at the time of shipment based on historical experience. Returns have historically been immaterial.
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
Share-Based Compensation
Share-based compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized, for awards that are ultimately expected to vest, primarily on a straight-line basis over the requisite service period of the individual grants, which typically equals the vesting period. Share-based payments that contain performance conditions are recognized when such conditions are probable of being achieved.
The fair value of our Restricted Stock Units (RSUs) is based on the market price of our common stock on the date of grant. We estimate the fair value of stock options granted and stock purchases under our ESPP using the Black-Scholes-Merton (BSM) option-pricing model. Inherent in this model are assumptions related to our expected stock price volatility over the expected term of the awards, risk-free interest rate and any expected dividends. We determine our expected stock price volatility based on our historical stock price volatility over the most recent period equivalent to the expected life of the award. We determine the expected life of an award by considering various relevant factors, including the vesting period and contractual term of the award, our employees’ historical exercise patterns and length of service and employee characteristics. For stock purchases under our ESPP, the expected life is equal to the current offering period. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of our employee stock options and stock purchase plan. As we have not paid any cash dividends since our inception and do not anticipate paying dividends in the foreseeable future, we assume a dividend yield of zero.
We are also required to estimate at grant the likelihood that the award will ultimately vest (the “pre-vesting forfeiture rate”), and to revise the estimate, if necessary, in future periods if the actual forfeiture rate differs. We determine the pre-vesting forfeiture rate of an award based on our historical pre-vesting award forfeiture experience, giving consideration to company-specific events impacting historical pre-vesting award forfeiture experience that are unlikely to occur in the future as well as anticipated future events that may impact forfeiture rates. We use our historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
We recorded $50.0 million, $24.6 million and $18.4 million in share-based compensation expense during the twelve months ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, unrecognized estimated compensation costs related to unvested restricted stock units totaled $105.1 million and are expected to be recognized through 2018.
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

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required is set forth under “Report of Independent Registered Public Accounting Firm,” “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Loss,” “Consolidated Statements of Stockholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” on pages F-2 to F-26 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and timely communicated to management, including our Chief Executive Officer and Chief Financial Officer, recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures. Based on their evaluation as of December 31, 2014, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date for this purpose.
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
Our management, with the participation of the Chief Executive and Chief Financial Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP an independent Public Registered Accounting firm, as stated in their report which is included herein.
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
Limitation on Effectiveness of Controls
It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these and other inherent limitations of control systems, we cannot guaranty that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DexCom, Inc.

We have audited DexCom, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). DexCom, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DexCom, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DexCom, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of DexCom, Inc. and our report dated February 25, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Diego, California
February 25, 2015

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

1. Financial Statements. The financial statements in Part II, Item 8 of this Annual Report are incorporated by reference.

2. Financial Statement Schedules.
For the three fiscal years ended December 31, 2014—Schedule II Valuation and Qualifying Accounts, the financial statements in Part II, Item 8 of this Annual Report are incorporated by reference.
Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing
3.01	Registrant’s Restated Certificate of Incorporation.	S-1/A	333-122454	March 3, 2005	3.03
3.02	Registrant’s Amended and Restated Bylaws.	8-K	000-51222	November 25, 2014	3.01
4.01	Form of Specimen Certificate for Registrant’s common stock.	S-1/A	333-122454	March 24, 2005	4.01
4.02	Second Amended and Restated Investors’ Rights Agreement, dated December 30, 2004.	S-1	333-122454	February 1, 2005	4.02
4.03	Form of Rights Agreement, between DexCom, Inc. and American Stock Transfer & Trust Company, including the Certificate of Designations of Series A Junior Participating Preferred Stock, Summary of Stock Purchase Rights and Forms of Right Certificate attached thereto as Exhibit A, B and C, respectively.	S-1/A	000-51222	March 24, 2005	4.03
10.01	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.	S-1	333-122454	February 1, 2005	10.01
10.02	1999 Stock Option Plan and related agreements.*	S-1	333-122454	February 1, 2005	10.02
10.03	2005 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreements.*	S-1/A	000-51222	March 24, 2005	10.03
10.04	2005 Employee Stock Purchase Plan and form of subscription agreement.*	S-1/A	000-51222	March 24, 2005	10.04
10.05	Offer letter between DexCom, Inc. and Jorge Valdes dated October 16, 2005.*	10-K	000-51222	February 27, 2006	10.14
10.06	Office Lease Agreement, dated March 31, 2006, between DexCom, Inc. and Kilroy Realty, L.P.	8-K	000-51222	April 7, 2006	99.01
10.07	Offer letter between DexCom, Inc. and Steven R. Pacelli dated April 10, 2006.*	8-K	000-51222	April 13, 2006	99.01

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing
10.08	Collaboration Agreement, dated November 10, 2008 between DexCom, Inc. and Edwards Lifesciences LLC.**	8-K/A	000-51222	January 28, 2009	10.1
10.09	Amended and Restated Joint Development Agreement, dated January 12, 2009, between DexCom, Inc. and Animas Corporation.**	8-K/A	000-51222	January 28, 2009	10.1
10.10	OUS Commercialization Agreement, dated January 12, 2009, between DexCom, Inc. and Animas Corporation.**	8-K/A	000-51222	January 28, 2009	10.2
10.11	Form of Amended and Restated Executive Change of Control & Severance Agreement.*	10-K	000-51222	March 5, 2009	10.20
10.12	Amended and Restated Offer Letter Agreement dated December 19, 2008 between DexCom, Inc. and Terrance H. Gregg.*	10-K	000-51222	March 5, 2009	10.21
10.13	Letter Agreement, between Edwards Lifesciences LLC and DexCom, Inc., dated May 5, 2009.	10-Q	000-51222	August 3, 2009	10.22
10.14	Non-Exclusive Distribution Agreement, between RGH Enterprises, Inc. and DexCom, Inc., dated April 30, 2008.**	10-Q	000-51222	August 3, 2009	10.23
10.15	Letter of Amendment of the Amended and Restated Joint Development Agreement, between Animas Corporation and DexCom, Inc., dated July 30, 2009.**	10-Q	000-51222	November 4, 2009	10.24
10.16	Amendment No. 1 to the Commercialization Agreements, between Animas Corporation and DexCom, Inc., dated July 30, 2009.**	10-Q	000-51222	November 4, 2009	10.25
10.17	Amended and Restated Development, Manufacturing, Licensing and Supply Agreement, between DSM PTG, Inc. and DexCom, Inc., dated February 19, 2010.**	10-K	000-51222	March 9, 2010	10.25
10.18	Form of Restricted Stock Unit Award Agreement.	10-Q	000-51222	May 5, 2010	10.26
10.19	First Amendment to Office Lease between DexCom, Inc. and Kilroy Realty, L.P., dated August 18, 2010.	10-Q	000-51222	November 4, 2010	10.27
10.20	2005 Equity Incentive Plan, as amended.*	10-Q	000-51222	May 3, 2011	10.25
10.21	Amendment Number One to Non-Exclusive Distribution Agreement, between RGH Enterprises, Inc. and DexCom, Inc., dated March 29, 2011.**	10-Q/A	000-51222	July 1, 2011	10.26
10.22	Amendment No. 2 to the OUS Commercialization Agreement, between Animas Corporation and DexCom, Inc., dated June 7, 2011.**	10-Q	000-51222	August 3, 2011	10.27
10.23	Offer letter between DexCom, Inc. and Kevin Sayer dated May 3, 2011.*	10-Q	000-51222	August 3, 2011	10.28

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing
10.24	Research and Development Agreement, between Roche Diagnostics Operations, Inc. and DexCom, Inc. dated November 1, 2011.**	10-K	000-51222	February 23, 2012	10.26
10.25	Loan and Security Agreement by and among Silicon Valley Bank, Oxford Finance LLC, DexCom, Inc. and SweetSpot Diabetes Care, Inc. dated November 1, 2012.	10-K	000-51222	February 21, 2013	10.26
10.26	Amendment Number Two to Non-Exclusive Distribution Agreement between RGH Enterprises, Inc. and DexCom, Inc., dated March 28, 2013.**	10-Q	000-51222	May 1, 2013	10.27
10.27	Amendment Number Three to Non-Exclusive Distribution Agreement between RGH Enterprises, Inc. and DexCom, Inc., dated December 4, 2013.**	10-K	000-51222	February 20, 2014	10.28
10.28	Non-Exclusive Distribution Agreement between Dexcom, Inc. and Diabetes Specialty Center, LLC dated October 12, 2009, as amended on September 30, 2010, October 11, 2011, November 14, 2012 and November 1, 2013.**	10-K	000-51222	February 20, 2014	10.29
10.29	First Amendment to Loan and Security Agreement by and among Silicon Valley Bank, Oxford Finance LLC, DexCom, Inc. and SweetSpot Diabetes Care, Inc. dated August 6, 2013.	10-Q	000-51222	March 31, 2014	10.30
10.30	Settlement and License Agreement by and among Abbott Diabetes Care, Inc. and DexCom, Inc., dated July 2, 2014.	10-Q	000-51222	August 6, 2014	10.31
10.31	Amendment No. 5 to Non-Exclusive Distribution Agreement between DexCom, Inc. and Diabetes Specialty Center, LLC, dated March 14, 2014.	10-Q	000-51222	August 6, 2014	10.32
10.32	Second Amendment to Office Lease between DexCom, Inc. and Kilroy Realty, L.P., dated October 1, 2014.					X
21.01	List of Subsidiaries.					X
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney. (See page 60 of this Form 10-K).					X
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X
101.INS	XBRL Instance Document					X

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Represents a management contract or compensatory plan.
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

DEXCOM, INC. (Registrant)

Dated: February 25, 2015	By:	/S/ JESS ROPER
Jess Roper, Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin Sayer and Jess Roper, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature	Title	Date

/S/ KEVIN SAYER	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 25, 2015
Kevin Sayer

/S/ JESS ROPER	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2015
Jess Roper

/S/ TERRANCE GREGG	Executive Chairman of the Board of Directors	February 25, 2015
Terrance Gregg

/S/ JONATHAN LORD	Lead Independent Director	February 25, 2015
Jonathan Lord, M.D.

/S/ STEVE ALTMAN	Director	February 25, 2015
Steve Altman

/S/ NICHOLAS AUGUSTINOS	Director	February 25, 2015
Nicholas Augustinos

/S/ MARK FOLETTA	Director	February 25, 2015
Mark Foletta

/S/ BARBARA KAHN	Director	February 25, 2015
Barbara Kahn

/S/ JAY SKYLER	Director	February 25, 2015
Jay Skyler, M.D.

/S/ ERIC TOPOL	Director	February 25, 2015
Eric Topol, M.D.

DEXCOM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
DexCom, Inc.
We have audited the accompanying consolidated balance sheets of DexCom, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DexCom, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DexCom Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
February 25, 2015

DexCom, Inc.
Consolidated Balance Sheets
(In millions—except par value data)

	As of December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$71.8	$43.2
Short-term marketable securities, available-for-sale	11.8	11.4
Accounts receivable, net	42.4	26.1
Inventory	16.0	9.0
Prepaid and other current assets	3.9	3.4
Total current assets	145.9	93.1
Property and equipment, net	31.2	20.7
Restricted cash	1.0	1.0
Intangible assets, net	2.7	3.6
Goodwill	3.2	3.2
Other assets	0.6	0.9
Total assets	$184.6	$122.5
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$20.4	$14.1
Accrued payroll and related expenses	17.2	15.1
Current portion of long-term debt	2.3	2.2
Current portion of deferred revenue	0.7	0.7
Total current liabilities	40.6	32.1
Other liabilities	1.5	1.7
Long-term debt, net of current portion	2.3	4.6
Total liabilities	44.4	38.4
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 shares authorized; no shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value, 100.0 authorized; 77.6 and 77.3 issued and outstanding, respectively, at December 31, 2014; and 72.8 and 72.5 shares issued and outstanding, respectively, at December 31, 2013	0.1	0.1
Additional paid-in capital	638.0	559.5
Accumulated other comprehensive loss	(0.1)	(0.1)
Accumulated deficit	(497.8)	(475.4)
Total stockholders’ equity	140.2	84.1
Total liabilities and stockholders’ equity	$184.6	$122.5
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(In millions—except per share data)

	Years Ended December 31,
	2014	2013	2012
Product revenue	$257.1	$157.1	$93.0
Development grant and other revenue	2.1	2.9	6.9
Total revenue	259.2	160.0	99.9
Product cost of sales	82.3	58.1	48.3
Development and other cost of sales	0.6	1.8	5.0
Total cost of sales	82.9	59.9	53.3
Gross profit	176.3	100.1	46.6
Operating expenses
Research and development	69.4	44.8	38.3
Selling, general and administrative	128.4	84.2	64.0
Total operating expenses	197.8	129.0	102.3
Operating loss	(21.5)	(28.9)	(55.7)
Interest and other income	—	—	0.1
Interest expense	(0.8)	(0.9)	(0.2)
Loss before income taxes	(22.3)	(29.8)	(55.8)
Income tax expense (benefit)	0.1	—	(1.3)
Net loss	$(22.4)	$(29.8)	$(54.5)
Basic and diluted net loss per share	$(0.30)	$(0.42)	$(0.79)
Shares used to compute basic and diluted net loss per share	75.2	71.1	68.7
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Loss
(In millions)

	Years Ended December 31,
	2014	2013	2012
Net loss	$(22.4)	$(29.8)	$(54.5)
Unrealized gain (loss) on short-term available-for-sale marketable securities	—	—	—
Foreign currency translation gain (loss)	—	—	—
Comprehensive loss	$(22.4)	$(29.8)	$(54.5)
See accompanying notes

DexCom, Inc.

Consolidated Statements of Stockholders' Equity
(In millions)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2011	67.5	$0.1	$495.6	$(0.1)	$(391.1)	$104.5
Issuance of common stock under equity incentive plans	1.3	—	2.1	—	—	2.1
Issuance of common stock for Employee Stock Purchase Plan	0.2	—	1.5	—	—	1.5
Issuance of common stock for SweetSpot acquisition and milestone	0.5	—	5.0	—	—	5.0
Share-based compensation for employee stock option and award grants	—	—	18.4	—	—	18.4
Net loss	—	—	—	—	(54.5)	(54.5)
Balance at December 31, 2012	69.5	0.1	522.6	(0.1)	(445.6)	77.0
Issuance of common stock under equity incentive plans	2.8	—	10.2	—	—	10.2
Issuance of common stock for Employee Stock Purchase Plan	0.2	—	1.9	—	—	1.9
Share-based compensation for employee stock option and award grants	—	—	24.8	—	—	24.8
Net loss	—	—	—	—	(29.8)	(29.8)
Balance at December 31, 2013	72.5	0.1	559.5	(0.1)	(475.4)	84.1
Issuance of common stock under equity incentive plans	4.6	—	21.4	—	—	21.4
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	2.6	—	—	2.6
Issuance of common stock for contingent consideration settlement	0.1	—	4.0	—	—	4.0
Share-based compensation for employee stock option and award grants	—	—	50.5	—	—	50.5
Net loss	—	—	—	—	(22.4)	(22.4)
Balance at December 31, 2014	77.3	$0.1	$638.0	$(0.1)	$(497.8)	$140.2

See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(22.4)	$(29.8)	$(54.5)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	8.4	7.0	6.6
Share-based compensation	50.0	24.6	18.4
Accretion and amortization related to marketable securities, net	0.1	0.3	0.8
Amortization of debt issuance costs	0.3	0.4	0.1
Release of valuation allowance against deferred tax assets	—	—	(1.3)
Change in fair value of contingent consideration	(0.2)	2.5	0.7
Impairment of intangible assets	0.2	—	—
Other non-cash expenses	—	0.2	—
Changes in operating assets and liabilities:
Accounts receivable	(16.3)	(6.5)	(7.0)
Inventory	(7.0)	(1.6)	0.7
Prepaid and other assets	(0.4)	(1.4)	(0.8)
Restricted cash	—	—	(0.1)
Accounts payable and accrued liabilities	8.3	2.4	0.3
Accrued payroll and related expenses	2.2	5.8	2.4
Deferred revenue	—	(1.2)	0.1
Other liabilities	0.4	(0.3)	0.5
Net cash provided by (used in) operating activities	23.6	2.4	(33.1)
Investing activities
Purchase of available-for-sale marketable securities	(13.8)	(16.3)	(66.4)
Proceeds from the maturity of available-for-sale marketable securities	13.2	45.1	104.3
Purchase of property and equipment	(16.2)	(7.9)	(9.5)
Net cash provided by (used in) investing activities	(16.8)	20.9	28.4
Financing activities
Net proceeds from issuance of common stock	24.0	12.0	3.6
Net proceeds from issuance of long-term debt	—	—	6.6
Repayment of long-term debt	(2.2)	(0.2)	—
Net cash provided by financing activities	21.8	11.8	10.2
Increase in cash and cash equivalents	28.6	35.1	5.5
Cash and cash equivalents, beginning of period	43.2	8.1	2.6
Cash and cash equivalents, ending of period	$71.8	$43.2	$8.1
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$0.4	$0.5	$—
Supplemental disclosure of non-cash transactions
Issuance of common stock in connection with acquisition and contingent consideration	$—	$—	$6.1
Issuance of common stock in connection with contingent consideration settlement	$4.0	$—	$—
See accompanying notes

DexCom, Inc.
Notes to Consolidated Financial Statements
December 31, 2014
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
Basis of Presentation
We have incurred operating losses since our inception and have an accumulated deficit of $497.8 million at December 31, 2014. As of December 31, 2014, we had available cash, cash equivalents and short-term marketable securities totaling $83.6 million, excluding $1.0 million of restricted cash, and working capital of $105.3 million. Our ability to transition to, and maintain, profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned increases in compensation related expenses or other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources will be sufficient to fund our operations through at least December 31, 2015.
Principles of Consolidation
The consolidated financial statements include the accounts of DexCom and our wholly owned subsidiaries, DexCom AB and SweetSpot Diabetes Care, Inc. (“SweetSpot”). All significant intercompany balances and transactions have been eliminated in consolidation.
Segment Reporting and Geographic Information
An operating segment is identified as a component of a business that has discrete financial information available, and one for which the chief operating decision maker must decide the level of resource allocation. In addition, the guidance for segment reporting indicates certain quantitative thresholds. The operations of SweetSpot, our subsidiary, does not meet the definition of an operating segment and are currently not material, but may become material in the future. We currently consider our operations to be, and manage our business globally within one reportable segment, which is consistent with how our management reviews our business, makes investment and resource allocation decisions and assesses operating performance.
We sell our products through a direct sales force in the United States and through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Asia, the Middle East and Latin America. Our country of domicile is the United States.
During the years ended 2014, 2013 and 2012, no individual country, outside of our country of domicile, generated revenue that represented more than 10% of our total revenue. Product revenue is designated based on the geographic location to which we deliver the product. Development grant and other revenue is attributed to countries based upon the location of the headquarters of our customer or their billing address. During fiscal 2014, total revenue attributed to the United States was approximately $224.2 million, or 86%, and revenue attributed to foreign countries was approximately $35.0 million, or 14%, respectively. Revenue attributed to foreign countries for fiscal 2013 and 2012 did not exceed 10% of our total revenue. Substantially all of our long-lived assets are located in the United States.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include excess or obsolete inventories, valuation of inventory, warranty accruals, clinical trial expenses, allowance for bad debt and share-based compensation expense.
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
Letters of Credit
At December 31, 2014 and 2013, we had irrevocable letters of credit outstanding with a commercial bank for approximately $0.7 million and $0.7 million, respectively, securing our facility leases. The letters of credit are secured by cash equivalents and an equal amount of restricted cash has been separately disclosed in the accompanying consolidated balance sheets.
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

	December 31,
	2014	2013
Customer A	23%	19%
Customer B	12%	17%
Impairment of Long-Lived Assets
We record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. We have not experienced any material impairment losses on assets used in operations.
Share-Based Compensation
Share-based compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized, for awards that are ultimately expected to vest, primarily on a straight-line basis over the requisite service period of the individual grants, which typically equals the vesting period. Share-based payments that contain performance conditions are recognized when such conditions are probable of being achieved.
The fair value of our Restricted Stock Units (RSUs) is based on the market price of our common stock on the date of grant. We estimate the fair value of stock options granted and stock purchase rights under our Employee Stock Purchase Plan (“ESPP”) using the Black-Scholes-Merton ("BSM") option-pricing model. Inherent in this model are assumptions related to our expected stock price volatility over the expected term of the awards, risk-free interest rate and any expected dividends. We determine our expected stock price volatility based on our historical stock price volatility over the most recent period equivalent to the expected life of the award. We determine the expected life of an award by considering various relevant factors, including the vesting period and contractual term of the award, our employees’ historical exercise patterns and length of service and employee characteristics. For stock purchase rights under our ESPP, the expected life is equal to the current offering period. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of our employee stock options and stock purchase plan. As we have not paid any cash dividends since our inception and do not anticipate paying dividends in the foreseeable future, we assume a dividend yield of zero.
We are also required to estimate at grant the likelihood that the award will ultimately vest (the “pre-vesting forfeiture rate”), and to revise the estimate, if necessary, in future periods if the actual forfeiture rate differs. We determine the pre-vesting forfeiture rate of an award based on our historical pre-vesting award forfeiture experience, giving consideration to company-specific events impacting historical pre-vesting award forfeiture experience that are unlikely to occur in the future as well as anticipated future events that may impact forfeiture rates. We use our historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

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
We provide a “30-day money back guarantee” program whereby customers who purchase a durable system and a package of four disposable sensors may return the durable system for any reason within thirty days of purchase and receive a full refund of the purchase price of the durable system. We accrue for estimated returns, refunds and rebates, including pharmacy rebates, by reducing revenues and establishing a liability account at the time of shipment based on historical experience. Returns have historically been immaterial.
We have entered into distribution agreements with Byram, Edgepark and other distributors that allow the distributors to sell our durable systems and disposable units. We have contracts with certain Stocking Distributors, whereby the distributors fulfill orders for our product from their inventory. We also have contracts with certain Drop-Ship Distributors that do not stock our products, but rather products are shipped directly to the customer by us on behalf of our distributor. Revenue on product sales to distributors is generally recognized at the time of shipment, which is when title and risk of loss have been transferred to the distributor and there are no other post-shipment obligations. Revenue is recognized based on contracted prices and invoices are either paid by check following the issuance of a purchase order or letter of credit, or they are paid by wire at the time of placing the order. Terms of distributor orders are generally FOB shipping point (FCA shipping point for international orders). Distributors do not have rights of return per their distribution agreement outside of our standard warranty. The distributors typically have a limited time frame to notify us of any missing, damaged, defective or non-conforming products. For any such products, we shall either, at our option, replace the portion of defective or non-conforming product at no additional cost to the distributor or cancel the order and refund any portion of the price paid to us at that time for the sale in question.
One of our distributors, Byram, accounted for $46.1 million, $24.3 million and $9.6 million in gross revenue, which represents 18%, 15% and 9% of our total revenues for the twelve months ended December 31, 2014, 2013 and 2012, respectively. Another one of our distributors, Edgepark, accounted for $28.1 million, $23.1 million and $14.8 million in gross revenue, which represents 11%, 14% and 15% of our total revenues for the twelve months ended December 31, 2014, 2013 and 2012, respectively.
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
Foreign Currency
The financial statements of our non-U.S. subsidiary, whose functional currency is the Swedish Krona, are translated into U.S. dollars for financial reporting purposes. Assets and liabilities are translated at period-end exchange rates, and revenue and expense transactions are translated at average exchange rates for the period. Cumulative translation adjustments are recognized as part of comprehensive income and are included in accumulated other comprehensive loss in the consolidated balance sheets. Gains and losses on transactions denominated in other than the functional currency are reflected in operations. To date the results of operations of this subsidiary and related translation adjustments have not been material in our consolidated results.
Comprehensive Loss
We report all components of comprehensive loss, including net loss, in the consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and comprehensive loss, including unrealized gains and losses on short-term marketable securities and foreign currency translation adjustments, are reported, net of their related tax effect, to arrive at comprehensive loss.
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
Our products require customized products and components that currently are available from a limited number of sources. We purchase certain components and materials from single sources due to quality considerations, costs or constraints resulting from regulatory requirements.
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
We file income tax returns in the United States, Sweden and in various state jurisdictions with varying statutes of limitations. Due to net operating losses incurred, our income tax returns from inception to date are subject to examination by taxing authorities. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2014, we had no interest or penalties accrued for uncertain tax positions.
Short-Term Marketable Securities
We have classified our short-term marketable securities with remaining maturity at purchase of more than three months as “available-for-sale” and carry them at fair value with unrealized gains and losses, if any, reported as a separate component of stockholders' equity and included in comprehensive loss. Realized gains and losses are calculated using the specific identification method and recorded as interest income. We invest in various types of securities, including debt securities in government-sponsored entities, corporate debt securities, U.S. Treasury securities and commercial paper. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.
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
We carry our marketable securities and contingent consideration liability at fair value. The carrying amounts of financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities, are carried at cost, which approximate the related fair values due to the short-term maturities of these instruments.
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
2. Net Loss Per Common Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, outstanding options and unvested restricted stock units settleable in shares of common stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.
Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in millions):

	Years Ended December 31,
	2014	2013	2012
Options outstanding to purchase common stock	3.1	5.8	7.4
Unvested restricted stock units	4.2	3.6	3.0
Total	7.3	9.4	10.4
3. Financial Statement Details (in millions)
Short Term Marketable Securities, Available-for-Sale
Short term marketable securities, consisting solely of debt securities with remaining contractual maturities of less than one year were as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$9.1	$—	$—	$9.1
Corporate debt	2.3	—	—	2.3
Commercial paper	0.4	—	—	0.4
Total	$11.8	$—	$—	$11.8

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$8.9	$—	$—	$8.9
Corporate debt	2.5	—	—	2.5
Total	$11.4	$—	$—	$11.4
Accounts Receivable

	December 31,
	2014	2013
Accounts receivable	$46.8	$28.8
Less allowance for doubtful accounts, sales returns and discounts	(4.4)	(2.7)
Total	$42.4	$26.1
Inventory

	December 31,
	2014	2013
Raw materials	$7.6	$4.8
Work-in-process	1.0	0.3
Finished goods	7.4	3.9
Total	$16.0	$9.0
Property and Equipment

	December 31,
	2014	2013
Furniture and fixtures	$3.9	$2.6
Computer equipment	18.9	15.2
Machinery and equipment	26.5	19.0
Leasehold improvements	14.7	10.5
Total	64.0	47.3
Accumulated depreciation and amortization	(32.8)	(26.6)
Property and equipment, net	$31.2	$20.7
Depreciation and amortization expense related to property and equipment for the twelve months ended December 31, 2014, 2013, and 2012 was $7.8 million, $6.4 million, and $6.1 million, respectively.
Goodwill and Intangible Assets
Goodwill and intangible assets as of December 31, 2014 consisted of the following (in millions, except months):

	Weighted-Average Amortization Period (in months)	Gross Amount	Accumulated Amortization	Intangible Assets, net
Intangible assets subject to amortization
Developed technology	109	$3.2	$(1.2)	$2.0
Customer-related intangible	70	0.6	(0.3)	0.3
Covenants not-to-compete	70	0.2	(0.1)	0.1
Total		$4.0	$(1.6)	$2.4
Intangible assets not subject to amortization
In-process research and development				0.2
Trademarks and trade names				0.1
Goodwill				3.2
Total				$3.5

Goodwill and intangible assets as of December 31, 2013 consisted of the following (in millions, except months):

	Weighted-Average Amortization Period (in months)	Gross Amount	Accumulated Amortization	Intangible Assets, net
Intangible assets subject to amortization
Developed technology	109	$3.2	$(0.7)	$2.5
Customer-related intangible	70	0.6	(0.2)	0.4
Covenants not-to-compete	70	0.6	(0.2)	0.4
Total		$4.4	$(1.1)	$3.3
Intangible assets not subject to amortization
In-process research and development				0.2
Trademarks and trade names				0.1
Goodwill				3.2
Total				$3.5

Total expense related to amortization of intangible assets for the twelve months ended December 31, 2014, 2013, and 2012 was $0.6 million, $0.6 million, and $0.5 million, respectively. In the fourth quarter of 2014, we recorded an impairment charge of $0.2 million, included in the "Research and development" line item of the Consolidated Statement of Operations related to our Covenant not-to-compete intangible asset as a result of the SweetSpot settlement agreement entered into on November 3, 2014.

The following table sets forth the total future amortization expense related to intangible assets subject to amortization as of December 31, 2014:

Fiscal Year Ending
2015	$0.5
2016	0.5
2017	0.5
2018	0.3
2019	0.3
Thereafter through 2021	0.5

Total	$2.6

Accounts Payable and Accrued Liabilities

	December 31,
	2014	2013
Accounts payable trade	$9.9	$4.2
Accrued tax, audit, and legal fees	1.6	1.2
Clinical trials	0.4	0.3
Accrued other including warranty	8.5	4.8
Acquisition-related liabilities	—	3.6
Total	$20.4	$14.1
Accrued Payroll and Related Expenses

	December 31,
	2014	2013
Accrued paid time off	$3.2	$2.7
Accrued wages, bonus and taxes	12.5	11.3
Other accrued employee benefits	1.5	1.1
Total	$17.2	$15.1

Accrued Warranty

	Years Ended December 31,
	2014	2013
Beginning balance	$0.9	$0.3
Charges to costs and expenses	5.2	4.1
Costs incurred	(4.8)	(3.5)
Ending balance	$1.3	$0.9
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
The revolving line of credit is an interest-only financing that bears an interest rate equal to the prime rate plus 0.5% and requires repayment of principal at the maturity date of November 2015. Under the revolving line of credit, available funds, which were up to $15.0 million as of December 31, 2014 can be drawn at any time, and repaid funds can be redrawn. No amounts have been drawn against the revolving line of credit.
Per the Loan Agreement, $7.0 million was advanced under the Term Loan at the funding date in November 2012 and up to $13.0 million in additional funds was available upon our request until September 30, 2013 (the "Draw Period"). In August 2013, the Loan Agreement was amended to change the Draw Period for the additional funds under the Term Loan to January 1, 2014 through March 31, 2014, at which time the Draw Period expired unused. The Term Loan bears a fixed interest rate equal to the three-year treasury rate at the time of advance plus 6.94% and requires payment of interest only for the first year and amortized payments of interest and principal thereafter through the maturity date of November 2016. The aggregate debt issuance costs and fees incurred with respect to the issuance of the Loan Agreement were $1.1 million. These costs have been capitalized as debt issuance costs on our consolidated balance sheet as other assets. Fees related to the revolving line of credit are being amortized through the maturity date of November 2015. Issuance costs and fees related to the term loan are being amortized through the maturity date of November 2016 using the effective interest method. As of December 31, 2014, the remaining unamortized issuance costs and fees totaled $0.3 million. Principal repayment obligations under the Loan Agreement as of December 31, 2014 were as follows (in millions):

Fiscal Year Ending
2015	$2.3
2016	2.3
Total	$4.6
Leases
In April 2006, we entered into an office lease agreement for facilities located in San Diego, California. In August 2010, we entered into a First Amendment to Office Lease (the “First Lease Amendment”) with Kilroy Realty, L.P. (the “Landlord”) with respect to facilities in the buildings at 6340 Sequence Drive and 6310 Sequence Drive, each in San Diego, California, and on October 1, 2014, we entered into a Second Amendment to Office Lease (the “Second Lease Amendment”) which added the building at 6290 Sequence Drive in San Diego, California to our lease and extended the lease term related to the buildings at 6340 Sequence Drive and 6310 Sequence Drive, and 6290 Sequence Drive, each in San Diego, California (the “Buildings”).
Under the Second Lease Amendment, we will continue to lease approximately 129,000 square feet in the current locations at 6340 Sequence Drive and 6310 Sequence Drive, and leased an additional 45,000 square feet at 6290 Sequence Drive, for a total of approximately 174,000 square feet of space. We also retain the right and obligation to lease an additional 45,000 square feet in the 6290 Sequence Drive location (the “Additional Space”). The amended lease term extends through March 2022 and we have an option to renew the lease upon the expiration of the initial term for two additional five-year terms by giving notice to the Landlord prior to the end of the initial term of the lease and any extension period, if applicable. Provided we are not in default under the Second Lease Amendment and the Second Lease Amendment is still in effect, we generally have the right to terminate the lease starting at the 55th month of the Second Lease Amendment.
These facility leases have annual rental increases ranging from approximately 2.5% to 4%. The difference between the straight-line expense over the term of the lease and actual amounts paid are recorded as deferred rent. In September 2008, our subsidiary in Sweden entered into a three-year lease for a small shared office space, which has since been renewed for two additional three-year terms through September 2017 and has a quarterly adjustment clause for rent to increase or decrease in proportion to changes in consumer prices. In July 2012, our subsidiary SweetSpot entered into a five-year lease for a small office space in a multi-tenant commercial building in Portland, Oregon. Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances, under all lease agreements as of December 31, 2014 were as follows (in millions):

Fiscal Year Ending
2015	3.1
2016	3.6
2017	4.0
2018	5.0
2019	5.2
Thereafter	11.8
Total	$32.7
Total rent expense for the twelve months ended December 31, 2014, 2013 and 2012 was $3.6 million, $3.0 million and $2.5 million, respectively.
Litigation
Commencing on August 11, 2005, Abbott instituted various patent infringement proceedings against us in the United States District Court for the District of Delaware. In these proceedings Abbott sought, among other things, a declaratory judgment that our continuous glucose monitoring systems infringe certain patents held by Abbott.
On July 2, 2014, the Abbott Settlement Agreement was entered into in full settlement of all pending patent infringement legal proceedings brought by Abbott against us. In accordance with the Abbott Settlement Agreement, on July 7, 2014, the parties filed a joint stipulation of dismissal of all pending legal proceedings, which was granted by the court on July 11, 2014.
The Abbott Settlement Agreement does not obligate us to pay any royalties or any other form of financial compensation. The Abbott Settlement Agreement provides for a royalty-free, worldwide, non-exclusive, non-sublicensable cross-license of certain patents. We received a limited license from Abbott to the patents that Abbott has alleged that we infringed (and other

Abbott patents that claim priority to such patents). We granted to Abbott a limited license of certain patents with an actual filing date prior to January 1, 2005 (and other of our patents that claim priority to such patents). In addition, each settlement party agreed not to (1) sue the other settlement party for patent infringement based on certain of their respective continuous glucose monitoring products, and (2) challenge any patent or patent application held by the other settlement party, subject to certain limited exceptions, in each case, until March 31, 2021. The cross-license and mutual covenant not to sue granted to each settlement party do not apply to the type of sensor technology used by the other settlement party.
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
Purchase Commitments
We are party to various purchase arrangements related to our manufacturing and development activities including materials used in our glucose monitoring systems. As of December 31, 2014, we had firm purchase commitments with vendors totaling $18.0 million due within one year. There are no material purchase commitments due beyond one year.
5. Development and Other Agreements
Edwards Lifesciences LLC
On November 10, 2008, we entered into a Collaboration Agreement with Edwards. The Collaboration Agreement was amended by the parties on May 5, 2009 (as amended, the “Collaboration Agreement”). Pursuant to the Collaboration Agreement, the parties agreed to develop jointly and to market an in-hospital automatic blood glucose monitoring system ("In-Hospital Product"). Under the terms of the Collaboration Agreement we will receive a royalty of up to 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license to certain of our intellectual property rights used in the In-Hospital Product (“Edwards License”). The Edwards License is limited to the critical care sector of the in-hospital market. Our development obligations under the Collaboration Agreement were completed in the fourth quarter of 2012. Each of the milestones related to the Collaboration Agreement is considered to be substantive under the terms of the Collaboration Agreement and, at the outset of the Collaboration Agreement, we were entitled to receive up to $12.0 million in milestones related to regulatory approvals and manufacturing readiness, subject to reductions based on the timing of the receipt of approvals. We currently do not expect to receive the full amount of such milestones due to regulatory and joint development delays. We did not recognize any consideration for milestones related to the Collaboration Agreement for the twelve months ended December 31, 2014, 2013, and 2012.
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
We received an initial payment of $1.0 million as a result of the execution of the Tandem Agreement. We recorded $0.2 million and $0.5 million in development grant and other revenue for the twelve months ended December 31, 2014 and 2013 related to the initial consideration received. We received a $1.0 million milestone in July 2014 related to the regulatory submission by Tandem of their CGM enabled insulin pump, which was recognized in development grant and other revenue for the year ended December 31, 2014.
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
The Leona M. and Harry B Helmsley Charitable Trust

In July 2013, we were awarded a $4.0 million grant (the "Helmsley Grant") from the Leona M. and Harry B. Helmsley Charitable Trust (the "Helmsley Trust") to accelerate the development of the sixth generation of our advanced glucose-sensing technologies (the "Gen 6 Sensor"). The funding is milestone-based and is contingent upon our meeting specific development milestones related to the Gen 6 Sensor over the next several years. Upon successful commercialization of our Gen 6 Sensor, we are obligated to either (1) make royalty payments based on a percentage of product sales of up to $2.0 million per year for four years, or (2) at our sole election, make a one-time $6.0 million royalty payment. The Helmsley Grant funds will offset research and development expense as incurred and earned. During 2013, $0.5 million of the Helmsley Grant was received and $0.5 million was earned. During the twelve months ended December 31, 2014, $2.5 million of the Helmsley Grant was received and $2.5 million was earned.

6. Fair Value Measurements
We base the fair value of our Level 1 financial instruments that are in active markets using quoted market prices for identical instruments. Our Level 1 financial instruments include certificates of deposit and restricted cash.
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
The following table represents our fair value hierarchy for our financial assets (cash equivalents, marketable securities and restricted cash) measured at fair value on a recurring basis as of December 31, 2014 (in millions):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$54.3	$—	$54.3
Marketable securities, available for sale
U.S. government agencies	—	9.1	—	9.1
Corporate debt	—	2.3	—	2.3
Commercial paper	—	0.4	—	0.4
Total marketable securities, available for sale	$—	$11.8	$—	$11.8
Restricted cash	$1.0	$—	$—	$1.0
The following table represents our fair value hierarchy for our financial assets (cash equivalents, marketable securities and restricted cash) and liabilities measured at fair value on a recurring basis as of December 31, 2013 (in millions):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$28.7	$—	$28.7
Marketable securities, available for sale
U.S. government agencies	—	8.9	—	8.9
Corporate debt	—	2.5	—	2.5
Total marketable securities, available for sale	$—	$11.4	$—	$11.4
Restricted cash	$1.0	$—	$—	$1.0
Contingent consideration - liability	$—	$—	$4.2	$4.2
There were no transfers between Level 1 and Level 2 securities during the years ended December 31, 2014 and December 31, 2013.
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
On November 3, 2014, we entered into the SweetSpot Settlement Agreement. Pursuant to the terms of the SweetSpot Settlement Agreement, we issued 89,300 shares of our common stock (the “Settlement Shares”) to the SweetSpot Security-holders in exchange for the cancellation of the remaining milestone payments. Following the issuance, the resale of these shares of common stock was registered on a Registration Statement on Form S-3 filed by us with the SEC on November 7, 2014. Pursuant to the terms of the SweetSpot Settlement Agreement, upon issuance of the Settlement Shares, we will have no further obligation to issue any additional shares of our Common Stock to the SweetSpot Security-holders related to the acquisition of SweetSpot.
The following table sets forth the change in the estimated fair value for our liabilities measured on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Twelve Months Ended December 31,
	2014	2013
Fair value measurement at the beginning of period	$4.2	$1.7
Changes in fair value measurement included in operating expenses	(0.2)	2.5
Contingent consideration settled	(4.0)	—
Fair value measurement at end of period	$—	$4.2

7. Income Taxes
We have recorded a net tax expense of $0.1 million and a net tax benefit $12,000 for the years ended December 31, 2014 and 2013, respectively. The tax expense for the years ended December 31, 2014 and 2013 were primarily related to foreign income taxes and state minimum taxes.
At December 31, 2014, we had federal and state tax net operating loss carryforwards of approximately $507.5 million and $333.1 million, respectively. The federal and state tax loss carryforwards will begin to expire in 2019 and 2015, respectively, unless previously utilized. California net operating loss carryforwards of $10.0 million, $39.6 million and $14.1 million will expire in 2015, 2016 and 2017, respectively. California net operating loss carryforwards of $223.5 million will expire from 2028 through 2034. We also had federal and state research and development tax credit carryforwards of approximately $8.1 million and $10.8 million, respectively. The federal research and development tax credit will begin to expire in 2020, unless previously utilized. The state research and development tax credit will carryforward indefinitely until utilized.
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
Significant components of our deferred tax assets as of December 31, 2014 and 2013 are shown below (in millions). A valuation allowance of approximately $169.0 million has been established as of December 31, 2014 to offset the deferred tax assets, as realization of such assets is uncertain. We maintain a deferred tax liability related to indefinite lived intangible assets that is not netted against deferred tax assets, as reversal of the taxable temporary difference cannot serve as a source of income for realization of the deferred tax assets, because the deferred tax liability will not reverse until the asset is sold or written down due to impairment.

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$132.2	$132.8
Capitalized research and development expenses	5.0	7.2
Tax credits	9.0	7.3
Share-based compensation	15.5	12.2
Fixed and intangible assets	1.2	1.1
Other, net	7.0	5.4
Total gross deferred tax assets	169.9	166.0
Less: valuation allowance	(169.0)	(164.7)
Deferred tax liability related to acquired intangibles assets	(1.0)	(1.4)
Net deferred tax liability	$(0.1)	$(0.1)
We recognize windfall tax benefits associated with the exercise of share-based compensation directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. At December 31, 2014, deferred tax assets do not include $63.9 million of excess tax benefits from share-based compensation.
The reconciliation between our effective tax rate on income (loss) from continuing operations and the statutory rate is as follows:

	December 31,
	2014	2013	2012
Income taxes at statutory rates	35.00%	35.00%	35.00%
State income tax, net of federal benefit	(1.56)%	2.70%	2.74%
Permanent items	(0.80)%	(3.64)%	(0.84)%
Research and development credits	7.50%	6.17%	1.43%
Stock and officers compensation	(15.93)%	(2.23)%	(3.01)%
Rate change	(1.66)%	7.11%	(2.13)%
Other	(3.97)%	0.08%	(1.15)%
Change in valuation allowance	(19.24)%	(45.15)%	(29.76)%
	(0.66)%	0.04%	2.28%

The following table summarizes the activity related to our gross unrecognized tax benefits (in millions):

Balance at January 1, 2012	$4.4
Increases related to current year tax positions	0.5
Decreases due to statute of limitation expiration	(0.1)
Balance at December 31, 2012	4.8
Adjustments related to prior year tax positions	0.5
Increases related to current year tax positions	0.9
Balance at December 31, 2013	6.2
Increases related to current year tax positions	1.4
Balance at December 31, 2014	$7.6
Due to the valuation allowance recorded against our deferred tax assets, none of the total unrecognized tax benefits as of December 31, 2014 would reduce our annual effective tax rate if recognized. Interest and penalties are classified as a component of income tax expense and were not material for all the periods presented. Due to net operating losses incurred, tax years from 1999 and forward remain open to examination by the major taxing jurisdictions to which we are subject. We do not expect any changes to our unrecognized tax benefits over the next twelve months.
As of December 31, 2014, U.S. income taxes have not been provided on approximately $1.0 million of accumulated undistributed earnings of our foreign subsidiary in Sweden, as we currently intend to indefinitely reinvest these earnings in our foreign operations. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be remitted.
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
Employee Stock Purchase Plan
The ESPP permits our eligible employees to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 10% of the participant’s cash compensation subject to certain limitations, and the purchase price will not be less than 85% of the lower of the fair market value of the stock at either the beginning of the applicable Offering Period or the Purchase Date. Each Offering Period is twelve months, with new Offering Periods commencing every six months on the dates of February 1 and August 1 of each year. Each Offering Period consists of two (2) six month purchase periods (each a “Purchase Period”) during which payroll deductions of the participants are accumulated under the ESPP. The last business day of each Purchase Period is referred to as the “Purchase Date.” Purchase Dates are every six months on the dates of January 31 and July 31. Annually in January of each year, subject to Board discretion and certain limitations, shares reserved for the ESPP will automatically be increased by a number of shares equal to 1% of the total number of issued and outstanding shares of our common stock at the preceding year end. On January 31, 2012, July 31, 2012, January 31, 2013, July 31, 2013, January 31, 2014 and July 31, 2014 we issued 68,960, 89,114, 93,246, 106,415, 64,563 and 70,494, respectively, shares of common stock under the ESPP.
Equity Incentive Plans
In 2005, we adopted the 2005 Equity Incentive Plan, as amended (the “2005 Plan”), which replaced the 1999 Incentive Stock Plan and provides for the grant of incentive and nonstatutory stock options, restricted stock, stock bonuses, stock appreciation rights, and restricted stock units to employees, directors or consultants of the Company. Shares reserved include all shares that were available under the 1999 Incentive Stock Plan on the day it was terminated. Options generally vest over three or four years and expire ten years from the date of grant. In addition, incentive stock options may not be granted at a price less than the 100% of the fair market value on the date of grant. The term of the 2005 Plan is scheduled to end in March 2015. Annually in January of each year, subject to Board discretion and certain limitations, shares reserved for the 2005 Plan will automatically be increased by a number of shares equal to 3% of the total number of issued and outstanding shares of our common stock during the preceding year end.

A summary of our stock option activity, and related information for the year ended December 31, 2014 is as follows (in millions except weighted-average exercise price and weighted-average remaining contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	5.9	$7.94
Exercised	(2.8)	7.92
Forfeited	—	11.53
Outstanding at December 31, 2014	3.1	$7.95	3.53	$147.5
Exercisable at December 31, 2014	3.1	$7.95	3.53	$147.5

The total intrinsic value of options exercised as of the date of exercise and total fair value of options vested was as follows (in millions):

	Years Ended December 31,
	2014	2013	2012
Intrinsic value of options exercised	$99.0	$29.8	$2.7
Fair value of options vested	$0.4	$1.3	$3.7
We define in-the-money options at December 31, 2014 as options that had exercise prices that were lower than the $55.05 closing market price of our common stock at that date. The aggregate intrinsic value of options outstanding at December 31, 2014 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 3.1 million options that were in-the-money at that date. There were 3.1 million in-the-money options exercisable at December 31, 2014.
The following table sets forth a summary of our nonvested stock options and activity as of and for the year ended December 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
	(in millions)
Nonvested at December 31, 2013	0.1	$4.60
Vested	(0.1)	4.60
Forfeited	—	—
Nonvested at December 31, 2014	—	$—
Valuation and expense information
The following table summarizes share-based compensation expense related to employee stock options, restricted stock units and employee stock purchases for the years ended December 31, 2014, 2013 and 2012 were allocated as follows (in millions):

	Years Ended December 31,
	2014	2013	2012
Cost of sales	$4.5	$2.6	$2.1
Research and development	17.0	8.5	6.2
Selling, general and administrative	28.5	13.5	10.1
Share-based compensation expense included in operating expenses	$50.0	$24.6	$18.4
At December 31, 2014, unrecognized estimated compensation costs related to unvested restricted stock units totaled $105.1 million and are expected to be recognized through 2018.

We issued performance restricted stock units (the “Performance Awards”) in connection with our acquisition of SweetSpot in March 2012. The performance targets for these Performance Awards are tied to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal years 2013 and 2014. We recognize expense for the Performance Awards when it is probable that the EBITDA targets will be met. The performance targets for fiscal 2014 and 2013 EBITDA were not achieved and as such no expense was recognized related to the Performance Awards for fiscal years 2014 and 2013.
We estimate the fair value of each option grant and ESPP purchase rights on the date of grant using the Black-Scholes option pricing model with the below assumptions.
Options:

	Years Ended December 31,
	2014	2013	2012
Risk free interest rate	n/a	n/a	1.2%
Dividend yield	n/a	n/a	—%
Expected volatility of the Company’s stock	n/a	n/a	0.70
Expected life (in years)	n/a	n/a	6.1

ESPP:

	Years Ended December 31,
	2014	2013	2012
Risk free interest rate	0.10 – 0.12	0.13 – 0.17	0.11 – 0.19
Dividend yield	—%	—%	—%
Expected volatility of the Company’s stock	0.41 – 0.50	0.30 – 0.39	0.39 – 0.70
Expected life (in years)	1	1	1
Restricted Stock Units (RSUs)
RSU awards typically vest annually over three or four years, and vesting is subject to continued employment. The RSUs had a weighted-average grant date fair value of $46.19, $17.29 and $10.58 per share for the years ended December 31, 2014, 2013 and 2012, respectively. The total fair value of RSUs vested was $27.0 million, $17.5 million and $11.8 million for the years ended 2014, 2013 and 2012, respectively.
The following table sets forth a summary of our RSU activity as of and for the year ended December 31, 2014 (in millions except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at December 31, 2013	3.6	$15.13
Granted	2.6	46.19
Vested	(1.8)	15.47
Forfeited	(0.2)	28.10
Nonvested at December 31, 2014	4.2	$33.35	$233.7

Reserved Shares
We have reserved shares of common stock for future issuance as follows (in millions):

	December 31,
	2014	2013
Stock options and awards under our plans:
Stock options granted and outstanding	3.1	5.9
Unvested restricted stock units	4.2	3.6
Reserved for future grant	0.3	0.5
Employee Stock Purchase Plan	2.5	2.6
Total	10.1	12.6
9. Quarterly Financial Information (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2014 and 2013 (in millions except per share data):

	For the Three Months Ended
	December 31	September 30	June 30	March 31
Year ended December 31, 2014
Revenues	$84.3	$69.0	$58.8	$47.1
Gross profit	59.4	47.2	39.9	29.8
Total operating expenses	57.8	52.2	45.7	42.1
Net income (loss)	1.3	(5.2)	(6.0)	(12.5)
Basic net income (loss) per share (a)	$0.02	$(0.07)	$(0.08)	$(0.17)
Diluted net income (loss) per share (a)	$0.02	$(0.08)	$(0.09)	$(0.17)
Year ended December 31, 2013
Revenues	$51.7	$42.9	$35.8	$29.6
Gross profit	34.1	27.6	21.9	16.5
Total operating expenses	36.4	33.4	31.8	27.4
Net loss	(2.6)	(6.0)	(10.1)	(11.1)
Basic and diluted net loss per share	$(0.04)	$(0.08)	$(0.14)	$(0.16)

(a) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

10. Subsequent Events
On January 28, 2015, in anticipation of a shareholder proposal and approval of a new 2015 Employee Stock Purchase Plan (the “2015 ESPP”), our Board amended the Offering Period commencing on February 1, 2015 (the “Final Offering”) of our 2005 ESPP to extend the second Purchase Period of such Final Offering, commencing on August 1, 2015, from a six month Purchase Period to a seven month Purchase Period, ending on February 29, 2016. The 2005 ESPP was also amended to allow for automatic rollover enrollment of each participant currently enrolled in the 2005 ESPP to the September 1, 2015 Offering Period of the 2015 ESPP at the same participation rates, if approved.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2014, 2013 and 2012
(in millions)

Allowance for doubtful accounts
Balance December 31, 2011	$0.6
Provision for doubtful accounts	1.2
Write-off and adjustments	(0.7)
Recoveries	0.1
Balance December 31, 2012	$1.2

Allowance for doubtful accounts
Balance December 31, 2012	$1.2
Provision for doubtful accounts	2.7
Write-off and adjustments	(1.4)
Recoveries	0.1
Balance December 31, 2013	$2.6

Allowance for doubtful accounts
Balance December 31, 2013	$2.6
Provision for doubtful accounts	4.0
Write-off and adjustments	(2.6)
Recoveries	0.3
Balance December 31, 2014	$4.3