Form 10-Q
period 2015-03-31
DEXCOM INC
filed 2015-04-29
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 24, 2015, 79,297,379 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Consolidated Balance Sheets
(In millions—except par value data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$54.2	$71.8
Short-term marketable securities, available-for-sale	29.6	11.8
Accounts receivable, net	40.2	42.4
Inventory	18.4	16.0
Prepaid and other current assets	3.8	3.9
Total current assets	146.2	145.9
Restricted cash	1.0	1.0
Property and equipment, net	35.7	31.2
Intangible assets, net	2.6	2.7
Goodwill	3.2	3.2
Other assets	0.6	0.6
Total assets	$189.3	$184.6
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$21.2	$20.4
Accrued payroll and related expenses	12.1	17.2
Current portion of long-term debt	2.4	2.3
Current portion of deferred revenue	1.3	0.7
Total current liabilities	37.0	40.6
Other liabilities	2.0	1.5
Long-term debt, net of current portion	1.7	2.3
Total liabilities	40.7	44.4
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 shares authorized; no shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.001 par value, 100.0 authorized; 79.5 and 79.2 issued and outstanding, respectively, at March 31, 2015; and 77.6 and 77.3 shares issued and outstanding, respectively, at December 31, 2014	0.1	0.1
Additional paid-in capital	659.5	638.0
Accumulated other comprehensive loss	(0.3)	(0.1)
Accumulated deficit	(510.7)	(497.8)
Total stockholders’ equity	148.6	140.2
Total liabilities and stockholders’ equity	$189.3	$184.6
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(In millions—except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Product revenue	$72.8	$46.7
Development grant and other revenue	—	0.4
Total revenue	72.8	47.1
Product cost of sales	26.3	16.9
Development and other cost of sales	—	0.4
Total cost of sales	26.3	17.3
Gross profit	46.5	29.8
Operating expenses
Research and development	19.8	14.5
Selling, general and administrative	39.4	27.6
Total operating expenses	59.2	42.1
Operating loss	(12.7)	(12.3)
Interest expense	(0.2)	(0.2)
Net loss	$(12.9)	$(12.5)
Basic and diluted net loss per share	$(0.17)	$(0.17)
Shares used to compute basic and diluted net loss per share	77.8	73.3
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Loss
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(12.9)	$(12.5)
Unrealized gain (loss) on short-term available-for-sale marketable securities	—	—
Foreign currency translation loss	(0.2)	—
Comprehensive loss	$(13.1)	$(12.5)
See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating activities
Net loss	$(12.9)	$(12.5)
Adjustments to reconcile net loss to cash provided by (used in) in operating activities:
Depreciation and amortization	2.4	1.9
Share-based compensation	15.9	8.7
Accretion and amortization related to marketable securities, net	0.1	—
Amortization of debt issuance costs	0.1	0.1
Change in fair value of contingent consideration	—	1.2
Loss on disposal of equipment	0.2	—
Other non-cash expenses	—	0.1
Changes in operating assets and liabilities:
Accounts receivable, net	2.2	2.2
Inventory	(2.4)	0.2
Prepaid and other assets	0.2	—
Accounts payable and accrued liabilities	1.6	(0.1)
Accrued payroll and related expenses	(5.1)	(4.0)
Deferred revenue	0.6	(0.1)
Deferred rent and other liabilities	0.5	(0.1)
Net cash provided by (used in) operating activities	3.4	(2.4)
Investing activities
Purchase of available-for-sale marketable securities	(22.6)	(3.0)
Proceeds from the maturity of available-for-sale marketable securities	4.7	2.6
Purchase of property and equipment	(8.0)	(3.9)
Net cash used in investing activities	(25.9)	(4.3)
Financing activities
Net proceeds from issuance of common stock	5.5	9.7
Repayment of long-term debt	(0.6)	(0.5)
Net cash provided by financing activities	4.9	9.2
Increase (decrease) in cash and cash equivalents	(17.6)	2.5
Cash and cash equivalents, beginning of period	71.8	43.2
Cash and cash equivalents, end of period	$54.2	$45.7
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
Basis of Presentation
We have incurred operating losses since our inception and have an accumulated deficit of $510.7 million at March 31, 2015. As of March 31, 2015, we had available cash, cash equivalents and marketable securities totaling $83.8 million, excluding $1.0 million of restricted cash, and working capital of $109.2 million. Our ability to transition to, and maintain, profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned increases in compensation related expenses or other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources will be sufficient to fund our operations through at least March 31, 2016.
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation (except for the changes in estimates described below), have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2014 included in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission on February 25, 2015.
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
We currently consider our operations to be, and manage our business globally within, one reportable segment, which is consistent with how our management reviews our business, makes investment and resource allocation decisions and assesses operating performance.
We sell our products through a direct sales force in the United States and through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Asia, the Middle East and Latin America. Our country of domicile is the United States.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include excess or obsolete inventories, valuation of inventory, warranty accruals, employee bonus, clinical trial expenses, allowance for bad debt, and share-based compensation expense.

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
The fair value of our Restricted Stock Units (“RSUs”) is based on the market price of our common stock on the date of grant. We estimate the fair value of stock options granted and stock purchase rights under our Employee Stock Purchase Plan (“ESPP”) using the Black-Scholes-Merton ("BSM") option-pricing model. Inherent in this model are assumptions related to our expected stock price volatility over the expected term of the awards, risk-free interest rate and any expected dividends. We determine our expected stock price volatility based on our historical stock price volatility over the most recent period equivalent to the expected life of the award. We determine the expected life of an award by considering various relevant factors, including the vesting period and contractual term of the award, our employees’ historical exercise patterns and length of service and employee characteristics. For stock purchase rights under our ESPP, the expected life is equal to the current offering period. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of our employee stock options and stock purchase plan. As we have not paid any cash dividends since our inception and do not anticipate paying dividends in the foreseeable future, we assume a dividend yield of zero.
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
We recorded $15.9 million in share-based compensation expense during the three months ended March 31, 2015, compared to $8.7 million during the three months ended March 31, 2014. At March 31, 2015, unrecognized estimated compensation costs related to unvested stock options and restricted stock units totaled $189.0 million and are expected to be recognized through 2019.
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
We have entered into distribution agreements with Byram Healthcare and its subsidiaries ("Byram"), RGH Enterprises, Inc. (“Edgepark”) and other distributors that allow the distributors to sell our durable systems and disposable units. We have contracts with certain distributors who stock our products, and we refer to these distributors as Stocking Distributors, whereby the Stocking Distributors fulfill orders for our product from their inventory. We also have contracts with certain distributors that do not stock our products, but rather products are shipped directly to the customer by us on behalf of our distributor, and we refer to these distributors as Drop-Ship Distributors. Revenue is recognized based on contracted prices and invoices are either paid by check following the issuance of a purchase order or letter of credit, or they are paid by wire at the time of placing the order. Terms of distributor orders are generally Freight on Board (“FOB”) shipping point (or Free Carrier (“FCA”) shipping point for international orders). Distributors do not have rights of return per their distribution agreement outside of our standard warranty. The distributors typically have a limited time frame to notify us of any missing, damaged, defective or non-conforming products. For any such products, we shall either, at our option, replace the portion of defective or non-conforming product at no additional cost to the distributor or cancel the order and refund any portion of the price paid to us at that time for the sale in question.
We have had collaborative license and development arrangements with strategic partners for the development and commercialization of products utilizing our technologies. The terms of these agreements typically include the license of certain intellectual property rights and the provision of multiple deliverables by us (for example, research and development services, product prototypes and products for use in clinical trials) in exchange for consideration to us of some combination of non-refundable license fees, funding of research and development activities, payments based upon achievement of development milestones and royalties in the form of a designated percentage of product sales or profits. With the exception of royalties, these types of consideration are classified as development grant and other revenue in our consolidated statements of operations and are generally recognized over the service period except for substantive milestone payments, which are generally recognized when the milestone is achieved. In determining whether each milestone is substantive, we considered whether the consideration earned by achieving the milestone should (i) be commensurate with either (a) our performance to achieve the milestone or (b) the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relate solely to past performance and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. We recognize royalties in the period in which we obtain the royalty report, which is necessary to determine the amount of royalties we are entitled to receive.
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

Foreign Currency
The financial statements of our non-U.S. subsidiary, whose functional currency is the Swedish Krona, are translated into U.S. dollars for financial reporting purposes. Assets and liabilities are translated at period-end exchange rates, and revenue and expense transactions are translated at average exchange rates for the period. Cumulative translation adjustments are recognized as part of comprehensive income and are included in accumulated other comprehensive loss in the consolidated balance sheet. Gains and losses on transactions denominated in other than the functional currency are reflected in operations. To date the results of operations of this subsidiary and related translation adjustments have not been material in our consolidated results.
Comprehensive Loss
We report all components of comprehensive loss, including net loss, in the consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and comprehensive loss, including unrealized gains and losses on marketable securities and foreign currency translation adjustments, are reported, net of their related tax effect, to arrive at comprehensive loss.
Inventory
Inventory is valued at the lower of cost or market value on a part-by-part basis that approximates first in, first out. We make adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolete and potential scrapped inventories. Factors influencing these adjustments include inventories on hand and on order compared to estimated future usage and sales for existing and new products, as well as judgments regarding quality control testing data, and assumptions about the likelihood of scrap and obsolescence. Once written down the adjustments are considered permanent and are not reversed until the related inventory is sold or disposed. We recorded charges of $2.0 million in cost of goods sold for the three months ended March 31, 2015 related to excess and obsolete inventory due to the approval and launch of our DexCom G4 PLATINUM with Share System.
Our products require customized products and components that currently are available from a limited number of sources. We purchase certain components and materials from single sources due to quality considerations, costs or constraints resulting from regulatory requirements.
Marketable Securities
We have classified our marketable securities with remaining maturity at purchase of more than three months and remaining maturities of one year or less as short-term available-for-sale marketable securities. Marketable securities with remaining maturities of greater than one year are also classified as short-term available-for-sale marketable securities as such marketable securities represent the investment of cash that is available for current operations. We carry our marketable securities at fair value with unrealized gains and losses, if any, reported as a separate component of stockholders' equity and included in comprehensive loss. Realized gains and losses are calculated using the specific identification method and recorded as interest income. We invest in various types of securities, including debt securities in government-sponsored entities, corporate debt securities, U.S. Treasury securities and commercial paper. We do not generally intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.
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
We carry our marketable securities and contingent consideration liability at fair value. The carrying amounts of financial instruments, such as cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities, are carried at cost, which approximate the related fair values due to the short-term maturities of these instruments. For additional detail see Note 6 “Fair Value Measurements.”

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
Recent Accounting Guidance
In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for Revenue from Contracts with Customers, to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five step process to achieve this core principle and it is possible when the five step process is applied, more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The updated standard permits the use of either the retrospective or cumulative effect transition method and is effective for us in our first quarter of fiscal 2017. Early adoption is not permitted. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

2. Net Loss Per Common Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, outstanding options and unvested RSUs settleable in shares of common stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.
Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in millions):

	Three Months Ended March 31,
	2015	2014
Options outstanding to purchase common stock	2.7	4.8
Unvested restricted stock units	4.4	4.7
Total	7.1	9.5
3. Financial Statement Details (in millions)
Short- Term Marketable Securities, Available-for-Sale
Short-term Marketable securities, consisting solely of debt securities, were as follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$22.8	$—	$—	$22.8
Corporate debt	4.9	—	—	4.9
Commercial paper	1.9	—	—	1.9
Total	$29.6	$—	$—	$29.6

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$9.1	$—	$—	$9.1
Corporate debt	2.3	—	—	2.3
Commercial paper	0.4	—	—	0.4
Total	$11.8	$—	$—	$11.8
Inventory

	March 31, 2015	December 31, 2014
Raw materials	$6.3	$7.6
Work-in-process	1.3	1.0
Finished goods	10.8	7.4
Total	$18.4	$16.0

Accounts Payable and Accrued Liabilities

	March 31, 2015	December 31, 2014
Accounts payable trade	$10.9	$9.9
Accrued tax, audit, and legal fees	1.8	1.6
Clinical trials	0.1	0.4
Accrued other including warranty	8.4	8.5
Total	$21.2	$20.4

Accrued Warranty
Warranty costs are reflected in the consolidated statements of operations as product cost of sales. A reconciliation of our accrued warranty costs for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Beginning balance	$1.3	$0.9
Charges to costs and expenses	1.2	1.0
Costs incurred	(1.4)	(1.1)
Ending balance	$1.1	$0.8

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
The revolving line of credit is an interest-only financing that bears an interest rate equal to the prime rate plus 0.5% and requires repayment of principal at the maturity date of November 2015. Under the revolving line of credit, available funds, which were up to $15.0 million as of March 31, 2015 can be drawn at any time, and repaid funds can be redrawn. No amounts have been drawn against the revolving line of credit.
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
The aggregate debt issuance costs and fees incurred with respect to the issuance of the Loan Agreement were $1.1 million. These costs have been capitalized as debt issuance costs on our consolidated balance sheet as other assets. Fees related to the revolving line of credit are being amortized through the maturity date of November 2015. Issuance costs and fees related to the term loan are being amortized through the maturity date of November 2016 using the effective interest method. As of March 31, 2015, the remaining unamortized issuance costs and fees totaled $0.2 million. Principal repayment obligations under the Loan Agreement as of March 31, 2015 were as follows (in millions):

Fiscal Year Ending
Remainder of 2015	$1.8
2016	2.3
Total	$4.1
Leases
In April 2006, we entered into an office lease agreement for facilities located in San Diego, California. In August 2010, we entered into a First Amendment to Office Lease (the “First Lease Amendment”) with Kilroy Realty, L.P. (the “Landlord”) with respect to facilities in the buildings at 6340 Sequence Drive and 6310 Sequence Drive, each in San Diego, California, and on October 1, 2014, we entered into a Second Amendment to Office Lease (the “Second Lease Amendment”), which added the building at 6290 Sequence Drive in San Diego, California to our lease and extended the lease term related to the buildings at 6340 Sequence Drive, 6310 Sequence Drive, and 6290 Sequence Drive, each in San Diego, California.
Under the Second Lease Amendment, we will continue to lease approximately 129,000 square feet in the current locations at 6340 Sequence Drive and 6310 Sequence Drive, and leased an additional 45,000 square feet at 6290 Sequence Drive, for a total of approximately 174,000 square feet of space. We also retain the right and obligation to lease an additional 45,000 square feet in the 6290 Sequence Drive location (the “Additional Space”), of which we leased approximately 15,000 square feet on April 1, 2015. The amended lease term extends through March 2022 and we have an option to renew the lease upon the expiration of the initial term for two additional five-year terms by giving notice to the Landlord prior to the end of the initial term of the lease and any extension period, if applicable. Provided we are not in default under the Second Lease Amendment and the Second Lease Amendment is still in effect, we generally have the right to terminate the lease starting at the 55th month of the Second Lease Amendment.
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
Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances, under all lease agreements as of March 31, 2015 were as follows (in millions):

Fiscal Year Ending
Remainder of 2015	$2.7
2016	3.9
2017	4.0
2018	5.0
2019	5.2
Thereafter	11.8
Total	$32.6
Total rent expense for the three months ended March 31, 2015 was $1.3 million, compared to $0.7 million for the same period of 2014.
Litigation
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

Purchase Commitments
We are party to various purchase arrangements related to our manufacturing and development activities including materials used in our glucose monitoring systems. As of March 31, 2015, we had purchase commitments with vendors totaling $20.6 million due within one year. There are no material purchase commitments due beyond one year.
5. Development and Other Agreements
Edwards Lifesciences LLC
On November 10, 2008, we entered into a Collaboration Agreement with Edwards Lifesciences LLC (“Edwards”). The Collaboration Agreement was amended by the parties on May 5, 2009 (as amended, the “Collaboration Agreement”). Pursuant to the Collaboration Agreement, the parties agreed to develop jointly and to market an in-hospital automatic blood glucose monitoring system ("In-Hospital Product"). Under the terms of the Collaboration Agreement we will receive a royalty of up to 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license to certain of our intellectual property rights used in the In-Hospital Product (“Edwards License”). The Edwards License is limited to the critical care sector of the in-hospital market. Our development obligations under the Collaboration Agreement were completed in the fourth quarter of 2012. Each of the milestones related to the Collaboration Agreement is considered to be substantive under the terms of the Collaboration Agreement and, at the outset of the Collaboration Agreement, we were entitled to receive up to $12.0 million in milestones related to regulatory approvals and manufacturing readiness, subject to reductions based on the timing of the receipt of approvals. We currently do not expect to receive the full amount of such milestones due to regulatory and joint development delays. We did not recognize any consideration for milestones related to the Collaboration Agreement for the three months ended March 31, 2015 and 2014.
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
We received an initial payment of $1.0 million as a result of the execution of the Tandem Agreement, which was fully recognized in development grant and other revenue as of December 31, 2014. We recorded $0.1 million during the three months ended March 31, 2014 in development grant and other revenue related to this initial consideration received.
In July 2014, we received an additional $1.0 million milestone payment related to the regulatory submission by Tandem of their CGM enabled insulin pump, which was recognized during 2014 in development grant and other revenue.
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
The Leona M. and Harry B Helmsley Charitable Trust
In July 2013, we were awarded a $4.0 million grant (the "Helmsley Grant") from the Leona M. and Harry B. Helmsley Charitable Trust (the "Helmsley Trust") to accelerate the development of the sixth generation of our advanced glucose-sensing technologies (the "Gen 6 Sensor"). The funding is milestone-based and is contingent upon our meeting specific development milestones related to the development of the Gen 6 Sensor over a period of several years. Upon successful commercialization of our Gen 6 Sensor, we are obligated to either (1) make royalty payments based on a percentage of product sales of up to $2.0 million per year for four years, or (2) at our sole election, make a one-time $6.0 million royalty payment. The Helmsley Grant funds will offset research and development expense as incurred and earned. During 2013, $0.5 million of the Helmsley Grant was received and $0.5 million was earned. During 2014, $2.5 million of the Helmsley Grant was received and $2.5 million was earned. During the three months ended March 31, 2015, $1.0 million of the Helmsley Grant was received and $1.0 million was earned. As of March 31, 2015, we have received the full $4.0 million grant funds from the Helmsley Trust.
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
The following table represents our fair value hierarchy for our financial assets (cash equivalents, marketable securities and restricted cash) measured at fair value on a recurring basis as of March 31, 2015 (in millions):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$31.5	$—	$31.5
Marketable securities, available for sale
U.S. government agencies	—	22.8	—	22.8
Corporate debt	—	4.9	—	4.9
Commercial paper	—	1.9	—	1.9
Total marketable securities, available for sale	$—	$29.6	$—	$29.6
Restricted cash	$1.0	$—	$—	$1.0
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
There were no transfers between Level 1 and Level 2 securities during three months ended March 31, 2015 and 2014.
7. Subsequent Events
On April 16, 2015, the Food and Drug Administration ("FDA") initiated an on-site inspection intended to both close out the warning letter we received from the FDA on March 14, 2014 (the "2014 Warning Letter"), that related to certain administrative deficiencies in our Medical Device Reporting obligations and to conduct our normal biennial quality system inspection. The FDA completed its inspection and verbally advised us that there were no observations and that the FDA will issue formal correspondence closing the 2014 Warning Letter.

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
Various clinical studies also demonstrate the benefits of continuous glucose monitoring and that continuous glucose monitoring is equally effective in patients who administer insulin through multiple daily injections or through use of continuous subcutaneous insulin infusion pumps. Results of a Juvenile Diabetes Research Foundation study published in the New England Journal of Medicine in 2008, and the extension phase of the study, published in Diabetes Care in 2009, demonstrated that continuous glucose monitoring improved A1c levels and reduced incidence of hypoglycemia for patients over the age of 25 and for all patients of all ages who utilized continuous glucose monitoring regularly.
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
Products
Ambulatory Product Line: SEVEN® PLUS, DexCom G4®, DexCom G4® PLATINUM, and DexCom ShareTM System
We received approval from the FDA and commercialized our first product in 2006. In 2007, we received approval and began commercializing our second generation system, the DexCom SEVEN. In 2009 we received approval and began commercializing our third generation system, the DexCom SEVEN PLUS. We no longer market or provide support for the DexCom SEVEN or SEVEN PLUS systems. On June 14, 2012, we received Conformité Européenne Marking (“CE Mark”) approval for our fourth generation continuous glucose monitoring system, the DexCom G4 system, enabling commercialization of the DexCom G4 system in the European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize the CE Mark. The DexCom G4 system was approved for use by adults at home and in healthcare facilities. On October 5, 2012, we received approval from the FDA for the DexCom G4 PLATINUM, which is designed for up to seven days of continuous use by adults with diabetes, and we began commercializing this product in the U.S. in the fourth quarter of 2012. On February 14, 2013, we received CE Mark approval for a pediatric indication for our DexCom G4 system, enabling us to market and sell this system in the European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize the CE Mark to persons two years old and older who have diabetes (hereinafter referred to as the "Pediatric Indication"), and we initiated a limited commercial launch in the second quarter of 2013. In connection with our receipt of CE Mark approval for the Pediatric Indication, we changed the name of the DexCom G4 system to the DexCom G4 PLATINUM system. On February 3, 2014, we received approval from the FDA for a Pediatric Indication for the DexCom G4 PLATINUM system in the United States. On June 3, 2014, we received approval from the FDA for an expanded indication for the DexCom G4 PLATINUM for professional use. This expanded indication allows healthcare professionals to purchase the DexCom G4 PLATINUM devices for use with multiple patients. Healthcare professionals can use the insights gained from a DexCom G4 PLATINUM professional session to adjust therapy and to educate and motivate patients to modify their behavior after viewing the effects that specific foods, exercise, stress, and medications have on their glucose levels. On January 23, 2015, we received approval from the FDA for the DexCom G4 PLATINUM with Share, which is designed for up to seven days of continuous use, and we began commercializing this product in the U.S. in the first quarter of 2015. The DexCom G4 PLATINUM with Share remote monitoring system uses a secure wireless connection between a patient's receiver and an app on the patient's iPhone®, iPod touch®, or iPad® mobile digital device to transmit glucose information to apps on the mobile devices of up to five designated recipients, or "followers," who can remotely monitor a patient's glucose information and receive alert notifications anywhere they have an Internet or cellular connection. Unless the context requires otherwise, the term "G4 PLATINUM" shall refer to the DexCom G4 and DexCom G4 PLATINUM systems (and all associated indications of use for such systems, including without limitation, associated DexCom Share System functionalities) that are commercialized by us in and outside of the United States.
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

•	the ability to market and sell to an expanded customer population due to the approval by the FDA of, and our obtaining a CE Mark for, a Pediatric Indication, and

•	DexCom Share remote monitoring capabilities.

In February 2015, we filed our submission for FDA approval of the DexCom G5 Mobile Continuous Glucose Monitoring System (the "G5 Mobile"). The G5 Mobile is designed to allow our transmitter to communicate directly to a patient's iPhone, iPod touch, or iPad mobile digital device to utilize DexCom Share System functionality.
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
On January 23, 2015, the FDA approved a version of the G4 PLATINUM Receiver that includes the DexCom Share System. The G4 PLATINUM Receiver with Share remote monitoring system uses a secure wireless connection via Bluetooth Low Energy ("BLE") between a patient's receiver and a mobile application on the patient's iPhone, iPod touch, or iPad mobile digital device to transmit glucose information to mobile applications on the mobile devices of up to five designated recipients, or "followers," without the need to use the DexCom SHARE Cradle component. The mobile applications that comprise the DexCom Share System were classified by the FDA as Class II, exempt, due to the fact that these mobile applications were secondary displays of the associated G4 PLATINUM Receiver. With the mobile applications classified as Class II, exempt, DexCom must comply with certain general and special controls required by the FDA but does not need prior FDA approval to commercialize changes to the DexCom Share System. We began commercialization of the G4 PLATINUM with Share in the first quarter of 2015 and discontinued the DexCom SHARE Cradle. Effective April 24, 2015, our DexCom Share System also supports the Apple WatchTM, allowing the Apple Watch to utilize DexCom Share System functionality.
In-Hospital Product Line: GlucoClear®
To address the in-hospital critical care patient population, we entered into an exclusive agreement with Edwards in 2008 to develop jointly and market a specific glucose monitoring product platform for the in-hospital critical care market. On October 30, 2009, the first generation blood-based in-vivo automated glucose monitoring system, which was branded the GlucoClear, received CE Mark approval for use by healthcare providers in the hospital. In January 2013, Edwards received CE Mark approval for the second generation system. A very limited commercial launch of the first generation GlucoClear system was initiated in Europe in 2009. In 2013, Edwards completed another very limited commercial launch in Europe of the second generation GlucoClear system. There are no current commercial activities led by Edwards to continue the commercialization of the GlucoClear system.
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

Sensor Augmented Insulin Pumps
We are leveraging our technology platform to enhance the capabilities of our current products and to develop additional continuous glucose monitoring products. In 2008 and 2012, we entered into development agreements with Animas Corporation (“Animas”), a subsidiary of Johnson & Johnson, and with Tandem, respectively. The purpose of each of these development relationships is to integrate our technology into the insulin pump product offerings of the respective partner, enabling the partner's insulin pump to receive glucose readings from our transmitter and display this information on the pump's screen. The Animas insulin pump product augmented with our sensor technology has been branded the Vibe®, and received CE Mark approval in May 2011, which allows Animas to market the Vibe in the countries that recognize CE Mark approvals. In December 2014, Animas received FDA approval for the VIBE system in the United States and began commercializing this product in the first quarter of 2015. In July 2014, Tandem filed their submission for FDA approval of their CGM-enabled insulin pump in the United States.
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
Commercial Operations
We have built a direct sales organization in the United States to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. The approval by the FDA of a Pediatric Indication for our G4 PLATINUM system in February 2014 allows our sales organization to call on pediatric endocrinologists and pediatricians who can educate and influence adoption of continuous glucose monitoring by parents who have children aged two years or older with diabetes. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. To complement our direct sales efforts, we have entered into U.S. and international distribution arrangements that allow distributors to sell our products. We believe our direct, highly specialized and focused sales organization is sufficient for us to support our sales efforts.
As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare and Medicaid (“CMS”) released 2008Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those customers covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices that includes our devices. As of April 29, 2015, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our G4 PLATINUM systems by their members. Many of these coverage policies reimburse for our products under durable medical equipment benefits, are restrictive in nature and require the patient to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. In addition, customers who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist customers in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create and liberalize coverage policies with third-party payors, including obtaining reimbursement for our products under pharmacy benefits, and expect to continue to do so in fiscal 2015. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, people with diabetes may not use them on a widespread basis.
We currently manufacture our devices at our headquarters in San Diego, California. At March 31, 2015, these facilities had more than 14,000 square feet of laboratory space and approximately 14,000 square feet of controlled environment rooms.

In July 2012, the FDA completed an inspection of our facilities, and did not identify any observations or require any other types of corrective action. During a routine FDA post-approval facility inspection ending on November 7, 2013, the FDA issued a Form 483 with several observations regarding DexCom Medical Device Reporting (“MDR”) procedures and complaint reportability determinations. DexCom responded to the observations on November 26, 2013. On March 14, 2014, we received the 2014 Warning Letter from the FDA related to administrative deficiencies in filing MDRs. On April 2, 2014, we responded to the 2014 Warning Letter. On April 16, 2015, the FDA initiated an on-site inspection intended to both close out the 2014 Warning Letter and conduct our normal biennial quality system inspection. The FDA completed its inspection and verbally advised us that there were no observations and that the FDA will issue formal correspondence closing the 2014 Warning Letter.
There are technical challenges to increasing manufacturing capacity, including FDA qualification of new manufacturing facilities, equipment design and automation, material procurement, problems with production yields, and quality control and assurance. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. We have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts, however we cannot guarantee that supply will not be constrained going forward. Additionally, the production of our continuous glucose monitoring systems must occur in a highly controlled and clean environment to minimize particles and other yield- and quality-limiting contaminants. Developing commercial-scale manufacturing facilities has and will continue to require the investment of substantial additional funds and the hiring and retaining of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience. Manufacturing is subject to numerous risks and uncertainties described in detail in “Risk Factors” below.
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
As of March 31, 2015, we had an accumulated deficit of $510.7 million. We expect our losses to continue as we proceed with our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and debt. In November 2012, we entered into our Loan Agreement that provides for (i) a $15.0 million revolving line of credit and (ii) initially provided a total term loan of up to $20.0 million (the “Term Loan”). Per the Loan Agreement, $7.0 million was advanced under the Term Loan at the funding date in November 2012, and up to $13.0 million in additional funds was initially available upon our request from June 1, 2013 to September 30, 2013 (the "Draw Period"). In August 2013, the Loan Agreement was amended to change the Draw Period for the additional funds under the Term Loan to January 1, 2014 through March 31, 2014, at which time the Draw Period expired. There is currently $15.0 million available under the Loan Agreement. In July 2013, we were awarded a $4.0 million grant from the Helmsley Trust to accelerate the development of our Gen 6 Sensor. As of March 31, 2015, we have received the full $4.0 million grant funds from the Helmsley Trust.
Financial Operations
Revenue
We sell our durable systems and disposable units through a direct sales force in the United States and through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Asia, the Middle East and Latin America. We have contracts with Stocking Distributors and Drop-Ship Distributors. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. Between 2008 and 2012, we entered into joint development and collaboration agreements with Animas and Tandem, as well as other third parties under agreements that have since expired or been terminated, under which we recognized development grant and other revenue received pursuant to each agreement ratably over the term of the development period. We recognize development milestones associated with each agreement as revenue upon achievement of each milestone if the milestone is considered substantive.

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
Results of Operations
Quarter Ended March 31, 2015 Compared to March 31, 2014
Revenue, Cost of Sales and Gross Profit
Product revenues increased $26.1 million to $72.8 million for the three months ended March 31, 2015 compared to $46.7 million for the three months ended March 31, 2014 based primarily on increased sales volume of our durable systems and disposable sensors due to the continued growth of our installed base of customers using our G4 PLATINUM system. Product cost of sales increased $9.4 million to $26.3 million for the three months ended March 31, 2015 compared to $16.9 million for the three months ended March 31, 2014 primarily due to increased sales volume. The product gross profit of $46.5 million for the three months ended March 31, 2015 increased $16.7 million compared to $29.8 million for the same period in 2014, primarily due to increased revenue. In conjunction with the FDA approval and launch of the G4 PLATINUM with Share during the first quarter of 2015, the product gross profit included $2.7 million in additional cost of goods sold, primarily relating to excess and obsolete inventory, and revenue deferral of $0.8 million primarily attributed to an upgrade program.
Revenue from products shipped to our Drop-Ship Distributors’ customers was $8.4 million, or 12%, of our total revenues for the three months ended March 31, 2015 compared to $6.1 million, or 13%, of our total revenues for the three months ended March 31, 2014. Revenue from the shipment of products to Stocking Distributors was $44.7 million, or 61%, of our total revenues for the three months ended March 31, 2015 compared to $26.0 million, or 55%, of our total revenues for the three months ended March 31, 2014.
We did not recognize any development grant and other revenues and did not incur any development and other cost of sales during the three months ended March 31, 2015. Development grant and other revenues was $0.4 million for the three months ended March 31, 2014. Development and other cost of sales was $0.4 million for the three months ended March 31, 2014. The decrease in development grant and other revenues during the three months ended March 31, 2015 was primarily due to the completion of development activities with Edwards. The decrease in costs associated with development was primarily due to fewer development obligations during the period with respect to our development arrangements.
Research and Development. Research and development expense increased $5.3 million to $19.8 million for the three months ended March 31, 2015, compared to $14.5 million for the three months ended March 31, 2014. The increase was primarily due to additional headcount and costs to support development of future products. Significant elements of the increase in research and development costs included $3.0 million in additional salaries, bonus and payroll related costs, $2.5 million in additional share-based compensation and $1.3 million in additional consulting costs, partially offset by $1.2 million in lower non-cash charges related to fair value adjustments of the SweetSpot acquisition contingent consideration, which was settled in the fourth quarter of 2014.

Selling, General and Administrative. Selling, general and administrative expense increased $11.8 million to $39.4 million for the three months ended March 31, 2015, compared to $27.6 million for the three months ended March 31, 2014. The increase was primarily due to higher headcount related selling costs and information technology infrastructure costs to support revenue growth and the continued commercialization of our products. Significant elements of the increase in selling, general, and administrative expenses included $4.0 million in additional share-based compensation costs and $3.0 million in additional salaries, bonus, and payroll related costs.
Interest Expense. Interest expense was $0.2 million for each of the three months ended March 31, 2015 and 2014 and is related to our Loan Agreement.
Liquidity and Capital Resources
We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of March 31, 2015, we had an accumulated deficit of $510.7 million and had working capital of $109.2 million. Our cash, cash equivalents and marketable securities totaled $83.8 million, excluding $1.0 million in restricted cash. To date, we have funded our operations primarily through offerings of equity securities and debt, and the sales of our products.

In July 2013, we were awarded the Helmsley Grant from the Helmsley Trust to accelerate the development of our Gen 6 Sensor. The funding was milestone based and was contingent upon our meeting specific development milestones related to the Gen 6 Sensor over a period of several years. All such milestones have now been met. Upon the successful commercialization of the Gen 6 Sensor, we are obligated to either (1) make royalty payments of up to $2.0 million per year for four years, or (2) at our sole election, make a one-time $6.0 million royalty payment. As of March 31, 2015, we have received the full $4.0 million of the Helmsley Grant funds.
Cash Flow Summary

(In millions)	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in) operating activities	3.4	(2.4)
Net cash used in investing activities	(25.9)	(4.3)
Net cash provided by financing activities	4.9	9.2

Net Cash Provided by/Used in Operating Activities. Net cash provided by operating activities increased $5.8 million to $3.4 million for the three months ended March 31, 2015, compared to $2.4 million net cash used in operating activities for the three months ended March 31, 2014. The increase in cash provided by operations was primarily due to $6.7 million in higher non-cash charges primarily comprised of share-based compensation, partially offset by an additional $0.5 million cash outflow from changes in operating assets and liabilities. The main drivers in the change in operating assets and liabilities included increases in inventory and accounts payable and accrued liabilities, all as a result of our growth.
Net Cash Used in Investing Activities. Net cash used in investing activities was $25.9 million for the three months ended March 31, 2015, compared to $4.3 million for the three months ended March 31, 2014. The change in cash used in investing activities was primarily due to a $19.6 million increase in cash used to purchase marketable securities and by the use of $8.0 million to purchase equipment to support manufacturing improvements and information technology infrastructure for the three months ended March 31, 2015, compared to $3.9 million to purchase equipment for the three months ended March 31, 2014, partially offset by a $2.1 million increase in proceeds from the maturity of marketable securities.
Net Cash Provided by Financing Activities. Net cash provided by financing activities decreased $4.3 million to $4.9 million for the three months ended March 31, 2015, compared to $9.2 million for the three months ended March 31, 2014. The decrease was due to $4.2 million decrease in proceeds from the issuance of common stock pursuant to the exercise of then-outstanding stock options for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, and by the increase in our repayment of long-term debt of $0.1 million for the three months ended March 31, 2015.
Operating Capital and Capital Expenditure Requirements
We anticipate that we will continue to incur net losses as we incur expenses and expand the commercialization of our approved products, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.

We believe that our cash, cash equivalents, marketable securities balances, and projected cash contributions from our commercial operations and existing partnership arrangements will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs through at least March 31, 2016. If our available cash, cash equivalents and marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products or new markets for our existing products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, we cannot guarantee that we will be successful in obtaining additional cash contributions from future partnership arrangements. Our ability to transition to, and maintain profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we are unable to obtain additional financing, we may be required to reduce planned increases in compensation related expenses or other operating expenses related to research, development, and commercialization activities, which could have an adverse impact on our ability to achieve our intended business objectives.
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
Contractual Obligations
We are party to various purchase arrangements related to components used in manufacturing and research and development activities. As of March 31, 2015, we had firm purchase commitments with certain vendors totaling approximately $20.6 million due within one year. There are no material purchase commitments due beyond one year.
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

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our accounting policies and estimates which are most critical to a full understanding and evaluation of our reported financial results are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There were no material changes to our critical accounting policies during the three months ended March 31, 2015.
Recent Accounting Guidance
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
We expect that sales of our G4 PLATINUM system, which consists of a handheld receiver, reusable transmitter and disposable sensor, will account for substantially all of our product revenue for the foreseeable future. We have relatively limited experience in selling our products and we might be unable to successfully expand the commercialization of our products on a wide scale for a number of reasons, including:

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

•
the approval for a Professional Use Indication of our G4 PLATINUM system in the United States in June 2014 means that we have limited experience selling and marketing the G4 PLATINUM system to healthcare professionals;

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
We have incurred net losses in each year since our inception in May 1999, including a net loss of $12.9 million for the three months ended March 31, 2015. As of March 31, 2015, we had an accumulated deficit of $510.7 million. We have financed our operations primarily through private and public offerings of equity securities and debt, and the sales of our products, and have devoted a substantial portion of our resources to research and development relating to our continuous glucose monitoring systems, including our in-hospital product development, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of the G4 PLATINUM system. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products, including our next generation sensor, and sensor augmented insulin pump collaborations. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public healthcare and medical device companies. As a result, we expect we may continue to incur operating losses in the future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity.
Current uncertainty in global economic and political conditions makes it particularly difficult to predict product demand and other related matters and makes it more likely that our actual results could differ materially from expectations.
Our operations and performance depend on worldwide economic and political conditions, which have been adversely impacted by continued global economic uncertainty, political instability and military hostilities in multiple geographies, concerns over the downgrade of U.S. sovereign debt and continued sovereign debt, monetary and financial uncertainties in Europe and other foreign countries. These conditions have and may continue to make it difficult for our customers and potential customers to afford our products, and could cause our customers to stop using our products or to use them less frequently. If that were to occur, we may experience a decrease in revenue and our performance may be negatively impacted. In addition, the pressure on consumers to absorb more of their own health care costs has resulted in some cases in higher deductibles and limits on durable medical equipment, which may cause seasonality in purchasing patterns. Furthermore, during economic uncertainty, our customers have experienced job losses and may continue to experience issues gaining timely access to sufficient health insurance or credit, which could result in their unwillingness to purchase products or an impairment of their ability to make timely payments to us. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our financial condition and operating results.
We may require additional funding to continue the commercialization of our G4 PLATINUM systems or the development and commercialization of our future generation and other continuous glucose monitoring systems, including our sensor augmented insulin pump systems developed in collaboration with Animas and Tandem.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our next generation ambulatory continuous glucose monitoring sensors and systems. For the three months ended March 31, 2015, we generated $3.4 million in net cash from operating activities, compared to $2.4 million used in the same period in 2014, and as of March 31, 2015, we had working capital of $109.2 million which included $83.8 million in cash, cash equivalents and short-term marketable securities, and excluded $1.0 million in restricted cash. We expect that our cash generated by operations will increase in each of the next several years, and, although we have the ability to borrow up to an additional $15.0 million pursuant to the Loan Agreement we entered into with Silicon Valley Bank and

Oxford Finance in November 2012, we may need additional funds to continue the commercialization of our products and for the development and commercialization of our next generation sensors and systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we may need will depend on many factors, including:

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
If we are presented with appropriate opportunities, we intend to acquire or make other investments in complementary companies, products or technologies. In March 2012, we acquired SweetSpot. We may not realize the anticipated benefit of the acquisition of SweetSpot or any future acquisition, or the realization of the anticipated benefits may require greater expenditures than anticipated by us. We will likely face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of the operations and services of any acquired company, integration of acquired technology with our products, diversion of our management's attention from other business concerns, the potential loss of key employees or customers of the acquired businesses and impairment charges if future acquisitions are not as successful as we originally anticipate. If we fail to successfully integrate other companies, products or technologies that we acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing shareholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets.
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
We have entered into distribution arrangements to leverage established distributors already engaged in the diabetes marketplace. We have entered into distribution agreements with Byram and Edgepark, pursuant to which we generated approximately 19% and 10%, respectively, of our total revenue during the three months ended March 31, 2015. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. Additionally, to the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States, Europe or other countries, our product margins could be lower than if we directly marketed and sold our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and people with diabetes in Europe or other countries will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe or other countries. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.
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
As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although CMS in 2008 released HCPCS codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those people with diabetes covered by third-party payors that have adopted policies for continuous glucose monitoring devices allowing for coverage of these devices if certain conditions are met. As of April 29, 2015, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with six of those third-party payors for the purchase of our products by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will substantially depend on whether third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on continuous glucose monitoring devices, typically under durable medical equipment benefits, those coverage policies frequently require significant medical documentation in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. In addition, Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain additional reimbursement arrangements, including under pharmacy benefits, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as requiring prospective reimbursement and second opinions, purchasing in groups, or redesigning benefits. Furthermore, we are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our initial dependence on the commercial success of the G4 PLATINUM system makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the G4 PLATINUM system, people without coverage who have diabetes may not use our products.
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
We may never receive approval or clearance from the FDA and other governmental agencies to market our next generation ambulatory system, expanded indications for use of current and future generation ambulatory systems, and SweetSpot software platforms for or the GlucoClear system, our blood-based in-vivo automated glucose monitoring system, or any other continuous glucose monitoring system under development.
Our G4 PLATINUM systems are classified by the FDA as premarket approval, or PMA, medical devices. The PMA process requires us to prove the safety and efficacy of our ambulatory system to the FDA's satisfaction. This process can be expensive, prolonged and uncertain, requires detailed and comprehensive scientific and human clinical data, and may never result in the FDA granting a PMA. Any future general ambulatory system or expanded indications for use of current and future generation ambulatory systems will require approval of the applicable regulatory authorities.
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
In addition, the comprehensive healthcare reform legislation included an annual excise tax on the sale of medical devices equal to 2.3% of the price of the device starting on January 1, 2013, which does not include, under Internal Revenue Service (“IRS”) guidance, our existing G4 PLATINUM systems as they are deemed to be retail medical devices under such legislation. As a result, as of March 31, 2015, we believed that our current ambulatory products were exempt from the excise tax. We are currently evaluating whether our G4 PLATINUM system for professional use is subject to the excise tax. If our G4 PLATINUM system for professional use is deemed to be subject to the excise tax, the current tax liability is immaterial, but may become material in the future. Notwithstanding our belief, if the IRS were to determine that this tax applies to any of our current or future products, our future operating results could be harmed, which in turn could cause the price of our stock to decline. In addition, because of the uncertainty surrounding these issues, the impact of this tax has not been reflected in our forward guidance.
We conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could become subject to penalties or be required to make significant changes to our operations.
The healthcare industry generally, and our business specifically, is subject to extensive foreign, federal, state and local laws and regulations, including those relating to:

•	the pricing of our products and services;

•	the distribution of our products and services;

•	billing for services;

•	financial relationships with physicians and other referral sources;

•	inducements and courtesies given to physicians and other health care providers and patients;

•	labeling products;

•	the characteristics and quality of our products and services;

•	confidentiality, maintenance and security issues associated with medical records and individually identifiable health and other personal information;

•	medical device reporting;

•	prohibitions on kickbacks, also referred to as anti-kickback laws or regulations;

•	any scheme to defraud any healthcare benefit program;

•	physician payment disclosure requirements;

•	personal health information;

•	privacy;

•	data protection;

•	mobile communications;

•	false claims; and

•	professional licensure.
These laws and regulations are extremely complex and, in some cases, still evolving. If our operations are found to violate any of the federal, state or local laws and regulations which govern our activities, we may be subject to litigation, government enforcement actions, the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines or curtailment of our operations. The risk of being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's time and attention from the operation of our business.
The FDA, the Office of Inspector General for the Department of Health and Human Services, the Department of Justice, states' attorneys general and other governmental authorities actively enforce the laws and regulations discussed above. In the United States, medical device manufacturers have been the target of numerous government prosecutions and investigations alleging violations of law, including claims asserting impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of federal or state healthcare business, and submission of false claims for government reimbursement. As part of our compliance program, we have reviewed our sales contracts and marketing materials and practices to reduce the risk of non-compliance with these federal and state laws, and inform employees and marketing representatives of the Anti-Kickback Statute and their obligations thereunder. However, we cannot rule out the possibility that the government or other third parties could interpret these laws differently and challenge our practices under one or more of these laws.
In addition, the laws and regulations impacting or affecting our business may change significantly in the future. Any new laws or regulations may adversely affect our business. A review of our business by courts or regulatory authorities may result in a determination that could adversely affect our operations. Also, the regulatory environment applicable to our business may change in a way that restricts or adversely impacts our operations.

We are not aware of any governmental investigations involving our executives or us. However, any future investigations of our executives, our managers or us could result in significant liabilities or penalties to us, as well as adverse publicity.
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
Any product for which we obtain marketing approval will be subject to continual review and periodic inspections by the FDA and other regulatory bodies, which may include inspection of our manufacturing processes, post-approval clinical data and promotional activities for such product. The FDA's MDR regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury. We and our suppliers are also required to comply with the FDA's Quality System Regulation (“QSR”) and other regulations, which cover the methods and documentation of the design, testing, production, control, selection and oversight of suppliers or contractors, quality assurance, labeling, packaging, storage, complaint handling, shipping and servicing of our products. The FDA enforces the QSR through unannounced inspections. We currently manufacture our devices at our headquarters facilities in San Diego, California. In these facilities we have more than 14,000 square feet of laboratory space and approximately 14,000 square feet of controlled environment rooms. During a routine FDA post-approval facility inspection ending on November 7, 2013, the FDA issued a Form 483 with several observations regarding DexCom MDR procedures and complaint reportability determinations.  DexCom responded to the observations on November 26, 2013. On March 14, 2014, we received the 2014 Warning Letter from the FDA related to administrative deficiencies in filing MDRs. On April 2, 2014, we responded to the warning letter. On April 16, 2015, the FDA initiated an on-site inspection intended to both close out the 2014 Warning Letter and conduct our normal biennial quality system inspection. The FDA completed its inspection and verbally advised us that there were no observations and that the FDA will issue formal correspondence closing the 2014 Warning Letter.
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
Despite our efforts to safeguard our unpatented and unregistered intellectual property rights, we may not succeed in doing so or the steps taken by us in this regard may not be adequate to detect or deter misappropriation of our technology or to prevent an unauthorized third party from copying or otherwise obtaining and using our products, technology or other information that we regard as proprietary. In addition, third parties may be able to design around our patents. Furthermore, the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the United States.

We operate in a highly competitive market and face competition from large, well-established medical device manufacturers with significant resources, and, as a result, we may not be able to compete effectively.
The market for glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In selling the G4 PLATINUM system, we compete directly with Roche Diabetes Care, a division of Roche Diagnostics, LifeScan, Inc., a division of Johnson & Johnson, the MediSense and TheraSense divisions of Abbott Laboratories, and Bayer Corporation, each of which manufactures and markets products for the single-point finger stick device market. Collectively, these companies currently account for substantially all of the worldwide sales of self-monitored glucose testing systems. Several companies are developing or marketing short-term continuous glucose monitoring products that will compete directly with our products. To date, in addition to us, two other companies, Medtronic, Inc. ("Medtronic") and Abbott Diabetes Care, Inc. ("Abbott"), have received approval from the FDA to market, and actively market, continuous glucose monitors. Abbott has discontinued selling its Freestyle Navigator glucose monitoring system in the United States; however, Abbott filed a clinical study for home use of the Navigator II system in the United States and in October 2012, Abbott initiated a limited launch of the Navigator II system in Europe. We believe that Abbott is also conducting clinical studies on a new glucose monitoring platform and has conducted a limited commercial launch of this new system in Europe. In addition, we believe that Roche and others, are developing invasive and non-invasive continuous glucose monitoring systems. Also, Medtronic, and other third parties, have developed, or are developing, insulin pumps augmented with continuous glucose monitoring systems that provide, among other things, the ability to suspend insulin administration while the user's glucose levels are low. Most of the companies developing or marketing competing devices are publicly traded or divisions of publicly traded companies, and these companies possess several competitive advantages, including:

•	significantly greater name recognition;

•	established relations with healthcare professionals, customers and third-party payors;

•	established distribution networks;

•	additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts or incentives to gain a competitive advantage;

•	greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products and marketing approved products;

•	the ability to integrate multiple products to provide additional features beyond continuous glucose monitoring; and

•	greater financial and human resources for product development, sales and marketing, and patent litigation.
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
We also previously entered into collaborative agreements with Insulet and Roche neither of which resulted in the successful development of a commercially viable product nor is anticipated to result in significant additional future revenues.
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
The G4 PLATINUM system does not eliminate the need for single-point finger stick devices and our future products may not be approved for that indication. No precedent for FDA approval of continuous glucose monitoring systems as a replacement for single-point finger stick devices has been established. Accordingly, there is no established study design or agreement regarding performance requirements or measurements in clinical trials for continuous glucose monitoring systems. We have not yet filed for FDA approval for therapeutic or replacement claim labeling and we may experience delays if we do file. If any of our competitors were to obtain replacement claim labeling for a continuous glucose monitoring system, our products may fail to compete effectively against that system and our business would suffer.
Technological breakthroughs by us or our competitors could materially impact sales of current or future generations of our products.
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
In addition, in the periods leading up to the launch of new or upgraded versions of our continuous glucose monitoring products, our customers’ anticipation of the release of those products may cause them to cancel, change or delay current period purchases of our current products, which could have a material adverse effect on our business operations, financial condition and results of operations in current periods.

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
There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. The Department of Health and Human Services has promulgated regulations implementing the privacy and electronic security requirements set forth in the Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996, as amended by the American Recovery and Reinvestment Act of 2009, or HIPAA. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. If we are found to be in violation of the privacy rules under HIPAA, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.
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
We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third party vendor, such measures cannot provide absolute security. If our systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may significantly suffer and we may be subject to litigation, government enforcement actions or potential liability.
If our efforts to protect the security of information about our patients are unsuccessful, we could become subject to costly government enforcement actions and private litigation and our sales and reputation could suffer.
The nature of our business involves the receipt and storage of information about our patients. We have implemented programs to detect and alert us to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff. If we experience significant data security breaches or fail to detect and appropriately respond to significant data security breaches, we could be exposed to government enforcement actions and private litigation. In addition, our patients could further lose confidence in our ability to protect their information, which could cause them to discontinue using our products or purchasing from us altogether.
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
The SEC ”conflict minerals” rule has caused us to incur additional expenses, could limit the supply and increase the cost of certain metals used in manufacturing our products, and could make us less competitive in our target markets.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future. From January 1, 2015 through April 29, 2015, the closing price of our common stock on the NASDAQ Global Select Market was as high as $[70.56] per share and as low as $54.21 per share.
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
We have entered into a loan and security agreement with the Silicon Valley Bank and Oxford Finance LLC to fund our business operations. This loan and security agreement imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of March 31, 2015, we were in compliance with the covenants imposed by the loan and security agreement. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
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

DEXCOM, INC. (Registrant)

Dated: April 29, 2015	By:	/s/ Kevin R. Sayer
Kevin R. Sayer, President & Chief Executive Officer (Principal Executive Officer)

Dated: April 29, 2015	By:	/s/ JESS ROPER
Jess Roper, Chief Financial Officer (Principal Financial and Accounting Officer)