Form 10-Q
period 2015-06-30
DEXCOM INC
filed 2015-08-05
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2015, 80,081,542 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Consolidated Balance Sheets
(In millions—except par value data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$67.7	$71.8
Short-term marketable securities, available-for-sale	29.8	11.8
Accounts receivable, net	45.5	42.4
Inventory	22.4	16.0
Prepaid and other current assets	5.0	3.9
Total current assets	170.4	145.9
Restricted cash	0.7	1.0
Property and equipment, net	40.6	31.2
Intangible assets, net	2.5	2.7
Goodwill	3.7	3.2
Other assets	0.5	0.6
Total assets	$218.4	$184.6
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$24.0	$20.4
Accrued payroll and related expenses	17.0	17.2
Current portion of long-term debt	2.4	2.3
Current portion of deferred revenue	0.8	0.7
Total current liabilities	44.2	40.6
Other liabilities	2.4	1.5
Long-term debt, net of current portion	1.1	2.3
Total liabilities	47.7	44.4
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 shares authorized; no shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.001 par value, 100.0 authorized; 80.3 and 80.0 issued and outstanding, respectively, at June 30, 2015; and 77.6 and 77.3 shares issued and outstanding, respectively, at December 31, 2014	0.1	0.1
Additional paid-in capital	685.3	638.0
Accumulated other comprehensive loss	(0.3)	(0.1)
Accumulated deficit	(514.4)	(497.8)
Total stockholders’ equity	170.7	140.2
Total liabilities and stockholders’ equity	$218.4	$184.6
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(In millions—except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Product revenue	$92.9	$58.2	$165.7	$104.9
Development grant and other revenue	0.3	0.6	0.3	1.0
Total revenue	93.2	58.8	166.0	105.9
Product cost of sales	27.2	18.7	53.5	35.6
Development and other cost of sales	—	0.2	—	0.6
Total cost of sales	27.2	18.9	53.5	36.2
Gross profit	66.0	39.9	112.5	69.7
Operating expenses
Research and development	24.4	14.8	44.2	29.3
Selling, general and administrative	45.2	30.9	84.6	58.5
Total operating expenses	69.6	45.7	128.8	87.8
Operating loss	(3.6)	(5.8)	(16.3)	(18.1)
Interest expense	(0.1)	(0.2)	(0.3)	(0.4)
Net loss	$(3.7)	$(6.0)	$(16.6)	$(18.5)
Basic net loss per share	$(0.05)	$(0.08)	$(0.21)	$(0.25)
Shares used to compute basic net loss per share	79.6	75.0	78.7	74.2
Diluted net loss per share	$(0.05)	$(0.09)	$(0.21)	$(0.25)
Shares used to compute diluted net loss per share	79.6	75.3	78.7	74.2
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Loss
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(3.7)	$(6.0)	$(16.6)	$(18.5)
Unrealized gain (loss) on short-term available-for-sale marketable securities	—	—	—	—
Foreign currency translation loss	—	—	(0.2)	—
Comprehensive loss	$(3.7)	$(6.0)	$(16.8)	$(18.5)
See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Operating activities
Net loss	$(16.6)	$(18.5)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	5.0	3.8
Share-based compensation	36.6	21.9
Accretion and amortization related to marketable securities, net	0.2	0.1
Amortization of debt issuance costs	0.1	0.2
Change in fair value of contingent consideration	—	0.2
Loss on disposal of equipment	0.2	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3.1)	(2.5)
Inventory	(6.4)	(2.6)
Prepaid and other assets	(1.0)	(0.6)
Restricted cash	0.3	—
Accounts payable and accrued liabilities	3.7	4.4
Accrued payroll and related expenses	(0.2)	(2.0)
Deferred revenue	0.1	(0.4)
Deferred rent and other liabilities	0.9	(0.2)
Net cash provided by operating activities	19.8	3.8
Investing activities
Purchase of available-for-sale marketable securities	(27.5)	(6.4)
Proceeds from the maturity of available-for-sale marketable securities	9.2	6.0
Purchase of property and equipment	(14.3)	(7.9)
Acquisitions, net of cash acquired	(0.5)	—
Net cash used in investing activities	(33.1)	(8.3)
Financing activities
Net proceeds from issuance of common stock	10.4	11.9
Repayment of long-term debt	(1.2)	(1.1)
Net cash provided by financing activities	9.2	10.8
Increase (decrease) in cash and cash equivalents	(4.1)	6.3
Cash and cash equivalents, beginning of period	71.8	43.2
Cash and cash equivalents, end of period	$67.7	$49.5
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
Basis of Presentation
We have incurred operating losses since our inception and have an accumulated deficit of $514.4 million at June 30, 2015. As of June 30, 2015, we had available cash, cash equivalents and marketable securities totaling $97.5 million, excluding $0.7 million of restricted cash, and working capital of $126.2 million. Our ability to transition to, and maintain, profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned increases in compensation expenses and other operating expenses needed to support the growth of our business which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources will be sufficient to fund our operations through at least June 30, 2016.
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation (except for the changes in estimates described below), have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2014 included in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission on February 25, 2015.
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
We sell our products through a direct sales force in the United States and through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Asia, the Middle East, Latin America and Africa. DexCom, Inc. is domiciled in the United States.
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
We recorded $20.7 million and $36.6 million in share-based compensation expense during the three and six months ended June 30, 2015, respectively, compared to $13.2 million and $21.9 million during the three and six months ended June 30, 2014 respectively. At June 30, 2015, unrecognized estimated compensation costs related to unvested stock options and restricted stock units totaled $177.5 million and is expected to be recognized through 2019.
Revenue Recognition
We sell our durable systems and disposable units through a direct sales force in the United States and through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Asia, the Middle East, Latin America and Africa. Components are individually priced and can be purchased separately or together. We receive payment directly from customers who use our products, as well as from distributors, organizations and third-party payors. Our durable system includes a reusable transmitter, a receiver, a power cord and a USB cable. Disposable sensors for use with the durable system are sold separately in packages of four. We provide free of charge software and mobile applications for use with our durable systems and disposable sensors. The initial durable system price is generally not dependent upon the purchase of any amount of disposable sensors.
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
We use judgment in estimating the value allocable to the deliverables in a transaction based on our estimate of the fair value or relative selling price attributable to the related deliverables and the consideration from such transactions is typically recognized as product revenue or development grant and other revenue. For arrangements that are accounted for as a single unit of accounting, total payments under the arrangement are recognized as revenue on a straight-line basis over the period we expect to complete our performance obligations. We review the estimated period of our performance obligations on a periodic basis and update the recognition period as appropriate. The cumulative amount of revenue earned is limited to the cumulative amount of payments we are entitled to as of the period ending date.
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
Inventory
Inventory is valued at the lower of cost or market value on a part-by-part basis that approximates first in, first out. We make adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolete and potential scrapped inventories. Factors influencing these adjustments include inventories on hand and on order compared to estimated future usage and sales for existing and new products, as well as judgments regarding quality control testing data, and assumptions about the likelihood of scrap and obsolescence. Once written down the adjustments are considered permanent and are not reversed until the related inventory is sold or disposed. We recorded charges of approximately $2.0 million in cost of goods sold for the six months ended June 30, 2015 related to excess and obsolete inventory due to the approval and launch of our DexCom G4 PLATINUM with Share System.
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
We carry our marketable securities at fair value. The carrying amounts of financial instruments, such as cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities, are carried at cost, which approximate the related fair values due to the short-term maturities of these instruments. For additional detail see Note 6 “Fair Value Measurements.”

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
Goodwill and Intangible Assets
Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. The change in the carrying value of goodwill during the three and six months ended June 30, 2015 resulted from an acquisition of a small privately held engineering consulting company with 10 full time employees to complement our research and development activities, which closed in April 2015.
Our identifiable intangible assets are comprised of acquired core technologies, customer relationships, covenants not-to-compete, in-process research and development and trade names. The cost of identifiable intangible assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives.
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
Recent Accounting Guidance
In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for Revenue from Contracts with Customers, to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five step process to achieve this core principle and it is possible when the five step process is applied, more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The updated standard permits the use of either the retrospective or cumulative effect transition method and is effective for us in our first quarter of fiscal 2018. Early adoption is not permitted. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator for basic and diluted net loss per share:
Net loss for basic	$(3.7)	$(6.0)	$(16.6)	$(18.5)
Impact of income related to mark-to-market on contingent consideration obligation settleable in shares	—	(1.0)	—	—
Net loss for diluted	$(3.7)	$(7.0)	$(16.6)	$(18.5)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding for basic	79.6	75.0	78.7	74.2
Dilutive potential common stock outstanding:
Contingently issuable shares related to contingent consideration obligation settleable in shares	—	0.3	—	—
Weighted average common shares outstanding for diluted	79.6	75.3	78.7	74.2
Basic net loss per share	$(0.05)	$(0.08)	$(0.21)	$(0.25)
Diluted net loss per share	$(0.05)	$(0.09)	$(0.21)	$(0.25)

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Options outstanding to purchase common stock	2.1	4.5	2.1	4.5
Unvested restricted stock units	4.4	4.6	4.4	4.6
Total	6.5	9.1	6.5	9.1

3. Financial Statement Details (in millions)
Short- Term Marketable Securities, Available-for-Sale
Short-term Marketable securities, consisting solely of debt securities, were as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$22.8	$—	$—	$22.8
Corporate debt	4.6	—	—	4.6
Commercial paper	2.4	—	—	2.4
Total	$29.8	$—	$—	$29.8

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$9.1	$—	$—	$9.1
Corporate debt	2.3	—	—	2.3
Commercial paper	0.4	—	—	0.4
Total	$11.8	$—	$—	$11.8
Inventory

	June 30, 2015	December 31, 2014
Raw materials	$9.1	$7.6
Work-in-process	0.7	1.0
Finished goods	12.6	7.4
Total	$22.4	$16.0
Accounts Payable and Accrued Liabilities

	June 30, 2015	December 31, 2014
Accounts payable trade	$11.7	$9.9
Accrued tax, audit, and legal fees	1.8	1.6
Clinical trials	0.3	0.4
Accrued other including warranty	10.2	8.5
Total	$24.0	$20.4

Accrued Warranty
Warranty costs are reflected in the consolidated statements of operations as product cost of sales. A reconciliation of our accrued warranty costs for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$1.1	$0.8	$1.3	$0.9
Charges to costs and expenses	1.8	1.2	3.0	2.2
Costs incurred	(1.7)	(1.1)	(3.1)	(2.2)
Ending balance	$1.2	$0.9	$1.2	$0.9

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
The revolving line of credit is an interest-only financing that bears an interest rate equal to the prime rate plus 0.5% and requires repayment of principal at the maturity date of November 2015. Under the revolving line of credit, available funds, which were up to $15.0 million as of June 30, 2015 can be drawn at any time, and repaid funds can be redrawn. No amounts have been drawn against the revolving line of credit.
Per the Loan Agreement, $7.0 million was advanced under the Term Loan at the funding date in November 2012 and up to $13.0 million in additional funds was available upon our request until September 30, 2013 (the "Draw Period"). In August 2013, the Loan Agreement was amended to change the Draw Period for the additional funds under the Term Loan to January 1, 2014 through March 31, 2014. We did not borrow any additional funds and the Draw Period expired unused. The Term Loan bears a fixed interest rate equal to the three-year treasury rate at the time of advance plus 6.94% and requires payment of interest only for the first year and amortized payments of interest and principal thereafter through the maturity date of November 2016.
The aggregate debt issuance costs and fees incurred with respect to the issuance of the Loan Agreement were $1.1 million. These costs have been capitalized as debt issuance costs on our consolidated balance sheet as other assets. Fees related to the revolving line of credit are being amortized through the maturity date of November 2015. Issuance costs and fees related to the term loan are being amortized through the maturity date of November 2016 using the effective interest method. As of June 30, 2015, the remaining unamortized issuance costs and fees totaled $0.1 million. Principal repayment obligations under the Loan Agreement as of June 30, 2015 were as follows (in millions):

Fiscal Year Ending
Remainder of 2015	$1.2
2016	2.3
Total	$3.5
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
Under the Second Lease Amendment, we will continue to lease approximately 129,000 square feet in the current locations at 6340 Sequence Drive and 6310 Sequence Drive, and leased an additional 45,000 square feet at 6290 Sequence Drive, for a total of approximately 174,000 square feet of space. We also retain the right and obligation to lease an additional 45,000 square feet in the 6290 Sequence Drive location (the “Additional Space”), of which we leased approximately 15,000 square feet on April 1, 2015, and have agreed to lease the remaining 30,000 square feet beginning on October 1, 2015. The amended lease term extends through March 2022 and we have an option to renew the lease upon the expiration of the initial term for two additional five-year terms by giving notice to the Landlord prior to the end of the initial term of the lease and any extension period, if applicable. Provided we are not in default under the Second Lease Amendment and the Second Lease Amendment is still in effect, we generally have the right to terminate the lease starting at the 55th month of the Second Lease Amendment.
These facility leases have annual rental increases ranging from approximately 2.5% to 4%. The difference between the straight-line expense over the term of the lease and actual amounts paid are recorded as deferred rent. We have also entered into other operating lease agreements, primarily for office and warehouse space, that expire at various times through September 2017.

Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances, under all lease agreements as of June 30, 2015 were as follows (in millions):

Fiscal Year Ending
Remainder of 2015	$1.9
2016	4.5
2017	4.1
2018	5.0
2019	5.2
Thereafter	11.8
Total	$32.5
Total rent expense for the three and six months ended June 30, 2015 was $1.4 million and $2.7 million, respectively, compared to $0.8 million and $1.5 million, respectively, for the same periods of 2014.
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
Purchase Commitments
We are party to various purchase arrangements related to our manufacturing and development activities including materials used in our CGM systems. As of June 30, 2015, we had purchase commitments with vendors totaling $30.2 million due within one year. There are no material purchase commitments due beyond one year.

5. Development and Other Agreements
Edwards Lifesciences LLC
On November 10, 2008, we entered into a Collaboration Agreement with Edwards Lifesciences LLC (“Edwards”). The Collaboration Agreement was amended by the parties on May 5, 2009 (as amended, the “Collaboration Agreement”). Pursuant to the Collaboration Agreement, the parties agreed to develop jointly and to market an in-hospital automatic blood glucose monitoring system ("In-Hospital Product"). Under the terms of the Collaboration Agreement we will receive a royalty of up to 6% of commercial sales of the product. The Collaboration Agreement provides Edwards with an exclusive license to certain of our intellectual property rights used in the In-Hospital Product (“Edwards License”). The Edwards License is limited to the critical care sector of the in-hospital market. Our development obligations under the Collaboration Agreement were completed in the fourth quarter of 2012. Each of the milestones related to the Collaboration Agreement is considered to be substantive under the terms of the Collaboration Agreement and, at the outset of the Collaboration Agreement, we were entitled to receive up to $12.0 million in milestones related to regulatory approvals and manufacturing readiness, subject to reductions based on the timing of the receipt of approvals. We currently do not expect to receive the full amount of such milestones due to regulatory and joint development delays. We also currently do not expect to receive any royalty payments from the commercial sales of the In-Hospital Product as Edwards has announced that they currently do not intend to commercialize the product. We did not recognize any consideration for milestones related to the Collaboration Agreement for the six months ended June 30, 2015 and 2014.
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

We received an initial payment of $1.0 million as a result of the execution of the Tandem Agreement, which was fully recognized in development grant and other revenue as of December 31, 2014. We recorded $0.1 million and $0.2 million during the three and six months ended June 30, 2014, respectively, in development grant and other revenue related to this initial consideration received.
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
The Leona M. and Harry B Helmsley Charitable Trust
In July 2013, we were awarded a $4.0 million grant (the "Helmsley Grant") from the Leona M. and Harry B. Helmsley Charitable Trust (the "Helmsley Trust") to accelerate the development of the sixth generation of our advanced glucose-sensing technologies (the "Gen 6 Sensor"). The funding is milestone-based and is contingent upon our meeting specific development milestones related to the development of the Gen 6 Sensor over a period of several years. Upon successful commercialization of our Gen 6 Sensor, we are obligated to either (1) make royalty payments based on a percentage of product sales of up to $2.0 million per year for four years, or (2) at our sole election, make a one-time $6.0 million royalty payment. The Helmsley Grant funds will offset research and development expense as incurred and earned. During 2013, $0.5 million of the Helmsley Grant was received and $0.5 million was earned. During 2014, $2.5 million of the Helmsley Grant was received and $2.5 million was earned. During the three months ended June 30, 2015 we did not receive or earn any funds from the Helmsley Trust. During the six months ended June 30, 2015, $1.0 million of the Helmsley Grant was received and $1.0 million was earned. As of June 30, 2015, we have received the full $4.0 million grant funds from the Helmsley Trust.

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

The following table represents our fair value hierarchy for our financial assets (cash equivalents, marketable securities and restricted cash) measured at fair value on a recurring basis as of June 30, 2015 (in millions):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$31.3	$—	$31.3
Marketable securities, available for sale
U.S. government agencies	—	22.8	—	22.8
Corporate debt	—	4.6	—	4.6
Commercial paper	—	2.4	—	2.4
Total marketable securities, available for sale	$—	$29.8	$—	$29.8
Restricted cash	$0.7	$—	$—	$0.7
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
Our Restricted cash balance as of December 31, 2014, included certificates of deposit.
There were no transfers between Level 1 and Level 2 securities during three and six months ended June 30, 2015 and 2014.

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
Our initial target market in the United States consists of an estimated 30% of people with Type 1 diabetes who utilize insulin pump therapy and an estimated 50% of people with Type 1 diabetes who utilize multiple daily insulin injections. Our broader target market in the United States consists of our initial target market plus an estimated 20% of people with Type 1 diabetes using conventional insulin therapy and the estimated 27% of people with Type 2 diabetes who require insulin. Although our initial focus was within the United States, we have expanded our operations to include Canada, Australia, New Zealand, and portions of Europe, Asia, the Middle East, Latin America and Africa.
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

In February 2015, we filed our submission for FDA approval of the DexCom G5 Mobile Continuous Glucose Monitoring System (the "G5 Mobile"). The G5 Mobile is designed to allow our transmitter to run the algorithm that has historically run on the receiver, and to communicate directly to a patient's iPhone, iPod touch, or iPad mobile digital device to utilize DexCom Share System functionality. The G5 Mobile transmitter will have a labeled useful life of three months.
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
On January 23, 2015, the FDA approved a version of the G4 PLATINUM Receiver that includes the DexCom Share System. The G4 PLATINUM Receiver with Share remote monitoring system uses a secure wireless connection via Bluetooth Low Energy ("BLE") between a patient's receiver and a mobile application on the patient's iPhone, iPod touch, or iPad mobile digital device to transmit glucose information to mobile applications on the mobile devices of up to five designated recipients, or "followers," without the need to use the DexCom SHARE Cradle component. The mobile applications that comprise the DexCom Share System were classified by the FDA as Class II, exempt, due to the fact that these mobile applications were secondary displays of the associated G4 PLATINUM Receiver. With the mobile applications classified as Class II, exempt, DexCom must comply with certain general and special controls required by the FDA but does not need prior FDA approval to commercialize changes to the DexCom Share System. We began commercialization of the G4 PLATINUM with Share in the first quarter of 2015 and discontinued the DexCom SHARE Cradle. Effective April 24, 2015, our DexCom Share System also supports the Apple WatchTM, allowing the Apple Watch to utilize DexCom Share System functionality. Effective June 2, 2015, the mobile application for the Share System followers became available for Android devices.
In-Hospital Product Line: GlucoClear®
To address the in-hospital critical care patient population, we entered into an exclusive agreement with Edwards in 2008 to develop jointly and market a specific glucose monitoring product platform for the in-hospital critical care market. On October 30, 2009, the first generation blood-based in-vivo automated glucose monitoring system, which was branded the GlucoClear, received CE Mark approval for use by healthcare providers in the hospital. In January 2013, Edwards received CE Mark approval for the second generation system. A very limited commercial launch of the first generation GlucoClear system was initiated in Europe in 2009. In 2013, Edwards completed another very limited commercial launch in Europe of the second generation GlucoClear system. In 2014, Edwards announced that it was likely to cease the commercialization of the GlucoClear system.
SweetSpot
Through our acquisition of SweetSpot in 2012, we have a software platform that enables our customers to aggregate and analyze data from certain diabetes devices and to share it with their healthcare providers. In November 2011, SweetSpot received 510(k) clearance from the FDA to market to clinics its initial cloud based data management service, which helps healthcare providers and patients see, understand and use blood glucose meter data to diagnose and manage diabetes. SweetSpot has also developed a data transfer service that is registered with the FDA as a Medical Device Data System

(“MDDS”). This data transfer service allows researchers to control the transfer of data from certain diabetes devices to research tools and databases according to their own research workflows.
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
Commercial Operations
We have built a direct sales organization in the United States to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. The approval by the FDA of a Pediatric Indication for our G4 PLATINUM system in February 2014 allows our sales organization to call on pediatric endocrinologists and pediatricians who can educate and influence adoption of continuous glucose monitoring by parents who have children aged two years or older with diabetes. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. To complement our direct sales efforts, we have entered into U.S. and international distribution arrangements that allow distributors to sell our products. We believe our direct, highly specialized and focused sales organization and our domestic and international distribution agreements are sufficient for us to support our sales efforts.
As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare and Medicaid (“CMS”) released 2008 Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those customers covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices that include our devices. As of August 5, 2015, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our G4 PLATINUM systems by their members. Many of these coverage policies reimburse for our products under durable medical equipment benefits, are restrictive in nature and require the patient to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. In addition, customers who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist customers in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create and liberalize coverage policies with third-party payors, including obtaining reimbursement for our products under pharmacy benefits, and expect to continue to do so in fiscal 2015. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, people with diabetes may not use them on a widespread basis.
We currently manufacture our devices at our headquarters in San Diego, California. At June 30, 2015, these facilities had more than 14,000 square feet of laboratory space and approximately 14,000 square feet of controlled environment rooms. In July 2012, the FDA completed an inspection of our facilities, and did not identify any observations or require any other types of corrective action. During a routine FDA post-approval facility inspection ending on November 7, 2013, the FDA issued a Form 483 with several observations regarding DexCom Medical Device Reporting (“MDR”) procedures and complaint reportability determinations. DexCom responded to the observations on November 26, 2013. On March 14, 2014, we received the 2014 Warning Letter from the FDA related to administrative deficiencies in filing MDRs. On April 2, 2014, we responded to the 2014 Warning Letter. On April 16, 2015, the FDA initiated an on-site inspection intended to both close out the 2014 Warning Letter and conduct our normal biennial quality system inspection. The FDA completed its inspection with no observations. On May 21, 2015, the FDA issued a letter closing the 2014 Warning Letter.
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
Product revenues are generated from the sale of durable continuous glucose monitoring systems (receivers and transmitters) and disposable sensors through a direct sales force in the United States as well as through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Asia, the Middle East, Latin America and Africa. The sensor is inserted by the user and is intended to be used continuously for up to seven days, after which it may be replaced with a new disposable sensor. Our transmitter and receiver are reusable. As we establish an installed base of customers using our products, we expect to generate an increasing portion of our revenues through recurring sales of our disposable sensors. We recognize product revenue generally upon shipment and our sales terms provide for customer payment at the time of order, payment due within negotiated contractual terms with insurance payors, or with the issuance of a purchase order or letter of credit for certain distributors and institutions.
As of June 30, 2015, we had an accumulated deficit of $514.4 million. We expect our losses to continue as we proceed with our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and debt. In November 2012, we entered into our Loan Agreement that provides for (i) a $15.0 million revolving line of credit and (ii) initially provided a total term loan of up to $20.0 million (the “Term Loan”). Per the Loan Agreement, $7.0 million was advanced under the Term Loan at the funding date in November 2012, and up to $13.0 million in additional funds was initially available upon our request from June 1, 2013 to September 30, 2013 (the "Draw Period"). In August 2013, the Loan Agreement was amended to change the Draw Period for the additional funds under the Term Loan to January 1, 2014 through March 31, 2014. We did not borrow any additional funds and the Draw Period expired unused. There is currently $15.0 million available under the Loan Agreement. In July 2013, we were awarded a $4.0 million grant from the Helmsley Trust to accelerate the development of our Gen 6 Sensor. As of June 30, 2015, we have received the full $4.0 million grant funds from the Helmsley Trust.
Financial Operations
Revenue
We sell our durable systems and disposable units through a direct sales force in the United States and through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Asia, the Middle East, Latin America and Africa. We have contracts with Stocking Distributors and Drop-Ship Distributors. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. Between 2008 and 2012, we entered into joint development and collaboration agreements with Animas and Tandem, as well as other third parties under agreements that have since expired or been terminated, under which we recognized development grant and other revenue received pursuant to each agreement ratably over the term of the development period. We recognize development milestones associated with each agreement as revenue upon achievement of each milestone if the milestone is considered substantive.
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
Results of Operations
Quarter Ended June 30, 2015 Compared to June 30, 2014
Revenue, Cost of Sales and Gross Profit
Product revenues increased $34.7 million to $92.9 million for the three months ended June 30, 2015 compared to $58.2 million for the three months ended June 30, 2014 based primarily on increased sales volume of our disposable sensors due to the continued growth of our installed base of customers using our G4 PLATINUM system and durable systems to both new and existing customers. Revenue attributable to our disposable sensors and durable systems was approximately 70% and 30%, respectively, of total product revenue, for each of the three months ended June 30, 2015 and 2014. There were no sales of the SEVEN PLUS during the three months ended June 30, 2015. Sales of the SEVEN PLUS represented less than 1% of our revenues for the three months ended June 30, 2014.
Product cost of sales increased $8.5 million to $27.2 million for the three months ended June 30, 2015 compared to $18.7 million for the three months ended June 30, 2014 primarily due to increased sales volume. The product gross profit of $65.7 million for the three months ended June 30, 2015 increased $26.2 million compared to $39.5 million for the same period in 2014, primarily due to increased revenue.
Revenue from products shipped to our Drop-Ship Distributors’ customers was $8.6 million, or 9%, of our total revenues for the three months ended June 30, 2015 compared to $7.3 million, or 12%, of our total revenues for the three months ended June 30, 2014. Revenue from products shipped to Stocking Distributors was $56.7 million, or 61%, of our total revenues for the three months ended June 30, 2015 compared to $32.6 million, or 55%, of our total revenues for the three months ended June 30, 2014.
Development grant and other revenues decreased to $0.3 million for the three months ended June 30, 2015 compared to $0.6 million for the three months ended June 30, 2014. Development and other cost of sales was $0.2 million for the three months ended June 30, 2014. We did not incur any development and other cost of sales during the three months ended June 30, 2015. The decrease in development grant and other revenues during the three months ended June 30, 2015 was primarily due to the completion of development activities with Edwards. The decrease in costs associated with development was primarily due to fewer development obligations during the period with respect to our development arrangements.

Research and Development. Research and development expense increased $9.6 million to $24.4 million for the three months ended June 30, 2015 compared to $14.8 million for the three months ended June 30, 2014. The increase was primarily due to additional headcount and costs to support development of future products. Significant elements of the increase in research and development costs included $3.1 million in additional salaries, bonus and payroll related costs, and $2.7 million in additional share-based compensation driven by higher grant date fair value of awards as a result of our increasing stock price, partially offset by $1.0 million in lower non-cash charges related to fair value adjustments of the SweetSpot acquisition contingent consideration, which was settled in the fourth quarter of 2014.
Selling, General and Administrative. Selling, general and administrative expense increased $14.3 million to $45.2 million for the three months ended June 30, 2015 compared to $30.9 million for the three months ended June 30, 2014. The increase was primarily due to higher headcount related selling costs and marketing costs to support revenue growth and the continued commercialization of our products. Significant elements of the increase in selling, general, and administrative expenses included $4.2 million in additional share-based compensation costs driven by higher grant date fair value of awards as a result of our increasing stock price, $4.0 million in additional salaries, bonus, and payroll related costs, $2.2 million in additional marketing costs, and $0.8 million in additional facilities costs.
Interest Expense. Interest expense was $0.1 million for the three months ended June 30, 2015 compared to $0.2 million for the three months ended June 30, 2014 and is related to our Loan Agreement.

Six Months Ended June 30, 2015 Compared to June 30, 2014
Revenue, Cost of Sales and Gross Profit
Product revenues increased $60.8 million to $165.7 million for the six months ended June 30, 2015 compared to $104.9 million for the six months ended June 30, 2014 based primarily on increased sales volume of our disposable sensors due to the continued growth of our installed base of customers using our G4 PLATINUM system and durable systems to both new and existing customers. Revenue attributable to our disposable sensors and durable systems was approximately 70% and 30%, respectively, of total product revenue, for each of the six months ended June 30, 2015 and 2014. There were no sales of the SEVEN PLUS during the six months ended June 30, 2015. Sales of the SEVEN PLUS represented less than 1% of our revenues for the six months ended June 30, 2014.
Product cost of sales increased $17.9 million to $53.5 million for the six months ended June 30, 2015 compared to $35.6 million for the six months ended June 30, 2014 primarily due to increased sales volume. The product gross profit of $112.2 million for the six months ended June 30, 2015 increased $42.9 million compared to $69.3 million for the same period in 2014, primarily due to increased revenue. In conjunction with the FDA approval and launch of the G4 PLATINUM with Share during the first quarter of 2015, the product gross profit for the six months ended June 30, 2015 included $2.7 million in additional cost of goods sold, primarily related to $2.0 million in excess and obsolete inventory and free product delivered as part of our upgrade program.
Revenue from products shipped to our Drop-Ship Distributors’ customers was $17.0 million, or 10%, of our total revenues for the six months ended June 30, 2015 compared to $13.4 million, or 13%, of our total revenues for the six months ended June 30, 2014. Revenue from products shipped to Stocking Distributors was $101.4 million, or 61%, of our total revenues for the six months ended June 30, 2015 compared to $58.6 million, or 55%, of our total revenues for the six months ended June 30, 2014.
Development grant and other revenues decreased $0.7 million to $0.3 million for the six months ended June 30, 2015 compared to $1.0 million for the six months ended June 30, 2014. We did not incur any development and other cost of sales during the six months ended June 30, 2015. Development and other cost of sales was $0.6 million during the six months ended June 30, 2014. The decrease in development grant and other revenues during the six months ended June 30, 2015 was primarily due to the completion of development activities with Edwards. The decrease in costs associated with development was primarily due to fewer development obligations during the period with respect to our collaboration and development arrangements.
Research and Development. Research and development expense increased $14.9 million to $44.2 million for the six months ended June 30, 2015, compared to $29.3 million for the six months ended June 30, 2014. The increase was primarily due to additional headcount costs to support development of future products. Significant elements of the increase in research and development costs included $6.0 million in additional salaries, bonus and payroll related costs, $5.2 million in additional share-based compensation driven by higher grant date fair value of awards as a result of our increasing stock price, and $1.5 million in additional consulting costs.

Selling, General and Administrative. Selling, general and administrative expense increased $26.1 million to $84.6 million for the six months ended June 30, 2015, compared to $58.5 million for the six months ended June 30, 2014. The increase was primarily due to higher headcount related selling costs and marketing costs to support revenue growth and the continued commercialization of our products. Significant elements of the increase in selling, general, and administrative expenses included $8.1 million in additional share-based compensation costs driven by higher grant date fair value of awards as a result of our increasing stock price, $7.0 million in additional salaries, bonus, and payroll related costs, $2.9 million in additional marketing costs, and $1.2 million in additional facilities costs.
Interest Expense. Interest expense was $0.3 million for the six months ended June 30, 2015 compared to $0.4 million for the six months ended June 30, 2014 and is related to our Loan Agreement.
Liquidity and Capital Resources
We are in the early commercialization stage and have incurred losses since our inception in May 1999. As of June 30, 2015, we had an accumulated deficit of $514.4 million and had working capital of $126.2 million. Our cash, cash equivalents and marketable securities totaled $97.5 million, excluding $0.7 million in restricted cash. To date, we have funded our operations primarily through offerings of equity securities and debt, and the sales of our products.

In July 2013, we were awarded the Helmsley Grant from the Helmsley Trust to accelerate the development of our Gen 6 Sensor. The funding was milestone based and was contingent upon our meeting specific development milestones related to the Gen 6 Sensor over a period of several years. All such milestones have now been met. Upon the successful commercialization of the Gen 6 Sensor, we are obligated to either (1) make royalty payments of up to $2.0 million per year for four years, or (2) at our sole election, make a one-time $6.0 million royalty payment. As of June 30, 2015, we have received the full $4.0 million of the Helmsley Grant funds.
Cash Flow Summary

(In millions)	Six Months Ended June 30,		Change
	2015	2014
Net cash provided by operating activities	$19.8	$3.8	$16.0
Net cash used in investing activities	$(33.1)	$(8.3)	$(24.8)
Net cash provided by financing activities	$9.2	$10.8	$(1.6)

Net Cash Provided by Operating Activities. The increase in cash provided by operations was primarily due to $15.9 million in higher non-cash charges primarily comprised of share-based compensation, partially offset by an additional $1.8 million cash outflow from changes in operating assets and liabilities. The main drivers in the change in operating assets and liabilities included increases in accounts receivable, inventory and accounts payable and accrued liabilities, all as a result of our growth.
Net Cash Used in Investing Activities. The change in cash used in investing activities was primarily due to a $21.1 million increase in cash used to purchase marketable securities, and by the use of $14.3 million to purchase equipment to support manufacturing improvements and information technology infrastructure for the six months ended June 30, 2015, compared to $7.9 million to purchase equipment for the six months ended June 30, 2014, partially offset by a $3.2 million increase in proceeds from the maturity of marketable securities.
Net Cash Provided by Financing Activities. The decrease in cash provided by financing activities was due to $1.5 million decrease in proceeds from the issuance of common stock pursuant to the exercise of then-outstanding stock options for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.
Operating Capital and Capital Expenditure Requirements
We anticipate that we will continue to incur net losses as we incur expenses and expand the commercialization of our approved products, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.
We believe that our cash, cash equivalents, marketable securities balances, and projected cash contributions from our commercial operations and existing partnership arrangements will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs through at least June 30, 2016. If our available cash, cash equivalents and marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products or new markets for our existing products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, we cannot guarantee that we will be successful in obtaining additional cash contributions from future partnership arrangements. Our ability to transition to, and maintain profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we are unable to obtain additional financing, we may be required to reduce planned increases in compensation related expenses or other operating expenses related to research, development, and commercialization activities, which could have an adverse impact on our ability to achieve our intended business objectives.
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
Contractual Obligations
We are party to various purchase arrangements related to components used in manufacturing and research and development activities. As of June 30, 2015, we had firm purchase commitments with certain vendors totaling approximately $30.2 million due within one year. There are no material purchase commitments due beyond one year.
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
Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our accounting policies and estimates which are most critical to a full understanding and evaluation of our reported financial results are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the

fiscal year ended December 31, 2014. There were no material changes to our critical accounting policies during the six months ended June 30, 2015.
Recent Accounting Guidance
In May 2014, the FASB issued authoritative guidance for Revenue from Contracts with Customers, to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five step process to achieve this core principle and it is possible when the five step process is applied, more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The updated standard permits the use of either the retrospective or cumulative effect transition method and is effective for us in our first quarter of fiscal 2018. Early adoption is not permitted. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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
We expect that sales of our G4 PLATINUM system, which consists of a handheld receiver, reusable transmitter and disposable sensor, will account for substantially all of our product revenue for the foreseeable future. If and when we receive FDA approval for and begin commercialization of our next generation continuous glucose monitoring systems and sensors, we expect most patients will migrate onto those systems. We have relatively limited experience in selling our products and we might be unable to successfully expand the commercialization of our products on a wide scale for a number of reasons, including:

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
We have incurred net losses in each year since our inception in May 1999, including a net loss of $16.6 million for the six months ended June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $514.4 million. We have financed our operations primarily through private and public offerings of equity securities and debt, and the sales of our products, and have devoted a substantial portion of our resources to research and development relating to our continuous glucose monitoring systems, and more recently, we have incurred significant sales and marketing and manufacturing expenses associated with the commercialization of the G4 PLATINUM system. In addition, we expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products, including our next generation sensor, and sensor augmented insulin pump collaborations. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public healthcare and medical device companies. As a result, we expect we may continue to incur operating losses in the future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity.
If we are unable to continue the development of an adequate sales and marketing organization, or if our direct sales organization is not successful, we may have difficulty achieving market awareness and selling our products.
To achieve commercial success for the G4 PLATINUM system and our future products, we must continue to develop and grow our sales and marketing organization and enter into partnerships or other arrangements to market and sell our products. We currently employ a small direct sales force to market our products in the United States. In the United States, our sales force calls directly on healthcare providers and people with diabetes throughout the country to initiate sales of our products. Our sales organization competes with the experienced, larger and well-funded marketing and sales operations of our competitors. We may not be able to successfully manage our dispersed sales force, or increase our product sales in the new territories. We have also entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. Our U.S. distribution partnerships are focused on accessing underrepresented regions and, in some instances, third-party payors that contract exclusively with distributors. Our European and other international distribution partners call directly on healthcare providers to market and sell our products in Canada, Europe, Australia, New Zealand, Asia, the Middle East, Latin America and Africa. Because of the competition for their services, we may be unable to partner with or retain additional qualified distributors. Further, we may not be able to enter into agreements with distributors on commercially reasonable terms, if at all.
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
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our next generation ambulatory continuous glucose monitoring sensors and systems. For the six months ended June 30, 2015, we generated $19.8 million in net cash from operating activities, compared to $3.8 million for the same period in 2014, and as of June 30, 2015, we had working capital of $126.2 million which included $97.5 million in cash, cash equivalents and short-term marketable securities, and excluded $0.7 million in restricted cash. We expect that our cash generated by operations will increase in each of the next several years, and, although we have the ability to borrow up to an additional $15.0 million pursuant to the Loan Agreement we entered into with Silicon Valley Bank and Oxford Finance in November 2012, we may need additional funds to continue the commercialization of our products and for the development and commercialization of our next generation sensors and systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we may need will depend on many factors, including:

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
We have entered into distribution arrangements to leverage established distributors already engaged in the diabetes marketplace. We have entered into distribution agreements with Byram and Edgepark, pursuant to which we generated approximately 19% and 10%, respectively, of our total revenue during the six months ended June 30, 2015. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. Additionally, to the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States, Europe or other countries, our product margins could be lower than if we directly marketed and sold our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and people with diabetes in Europe or other countries will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe or other countries. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.
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
As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although CMS in 2008 released HCPCS codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those people with diabetes covered by third-party payors that have adopted policies for continuous glucose monitoring devices allowing for coverage of these devices if certain conditions are met. As of August 5, 2015, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our products by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will substantially depend on whether third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on continuous glucose monitoring devices, typically under durable medical equipment benefits, those coverage policies frequently require significant medical documentation in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. In addition, Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain additional reimbursement arrangements, including under pharmacy benefits, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as requiring prospective reimbursement and second opinions, purchasing in groups, or redesigning benefits. Furthermore, we are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our initial dependence on the commercial success of the G4 PLATINUM system makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the G4 PLATINUM system, people without coverage who have diabetes may not use our products.
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
To support these and any future additional PMA or 510(k) applications or supplements, we together with our partners, must successfully complete pre-clinical studies, bench-testing, and clinical trials that will demonstrate that the product is safe and effective. Product development, including pre-clinical studies and clinical trials, is a long, expensive and uncertain process and is subject to delays and failure at any stage. Furthermore, the data obtained from the studies and trials may be inadequate to support approval of a PMA or 510(k) application and the FDA may request additional clinical data in support of those applications, which may result in significant additional clinical expenses and may delay product approvals. While we have in the past obtained, and may in the future obtain, an investigational device exemption (“IDE”) prior to commencing clinical trials for our continuous glucose monitoring systems, FDA approval of an IDE application permitting us to conduct testing does not mean that the FDA will consider the data gathered in the trial to be sufficient to support approval of a PMA or 510(k) application or supplement, even if the trial's intended safety and efficacy endpoints are achieved. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including 510(k) and PMA submissions, by hiring new investigators and increasing the frequency and scope of its inspections of manufacturing facilities. The FDA's Center for Devices and Radiological Health is contemplating significant changes to the 510(k) process, which could complicate the product approval process for certain of our and our partner’s products, although we cannot predict the effect of such procedural changes and cannot ascertain if such changes will have a substantive impact on the approval of our products or our partners’ products. If we fail to adequately respond to any changes to the 510(k) submission process and associated matters, our business may be adversely impacted.
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
In addition, the comprehensive healthcare reform legislation included an annual excise tax on the sale of medical devices equal to 2.3% of the price of the device starting on January 1, 2013, which does not include, under Internal Revenue Service (“IRS”) guidance, our existing G4 PLATINUM systems as they are medical devices deemed to be generally purchased by the general public at retail under such legislation. As a result, as of June 30, 2015, we believed that our current ambulatory products were exempt from the excise tax, except for our G4 PLATINUM system for professional use which is subject to the excise tax. The current tax liability related to our G4 PLATINUM system for professional use is immaterial, but may become material in the future. Notwithstanding our belief, if the IRS were to determine that this tax applies to any of our current or future products, our future operating results could be harmed, which in turn could cause the price of our stock to decline. In addition, because of the uncertainty surrounding these issues, the impact of this tax has not been reflected in our forward guidance.

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
We rely on OnCore Manufacturing Services to manufacture and supply circuit boards for our receiver and transmitter; we rely on ON Semiconductor Corp. to manufacture and supply the application specific integrated circuit that is incorporated into the transmitter; we rely on DSM PTG, Inc. to manufacture certain polymers used to synthesize our polymeric biointerface membranes for our products; and we rely on The Tech Group to supply our injection molded components. Each of these suppliers is a single-source supplier. In some cases, our agreements with these and our other suppliers can be terminated by either party upon short notice. Our contract manufacturers also rely on single-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, failed FDA audit or inspection, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. If our single-source suppliers shift their manufacturing and assembly sites to other locations, these new sites may require additional FDA approval and inspection. Should any such FDA approval be delayed, or such inspection requires corrective action, our supply of critical components may be constrained or unavailable. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

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
Any product for which we obtain marketing approval will be subject to continual review and periodic inspections by the FDA and other regulatory bodies, which may include inspection of our manufacturing processes, post-approval clinical data and promotional activities for such product. The FDA's MDR regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury. We and our suppliers are also required to comply with the FDA's Quality System Regulation (“QSR”) and other regulations, which cover the methods and documentation of the design, testing, production, control, selection and oversight of suppliers or contractors, quality assurance, labeling, packaging, storage, complaint handling, shipping and servicing of our products. The FDA enforces the QSR through unannounced inspections. We currently manufacture our devices at our headquarters facilities in San Diego, California. In these facilities we have more than 14,000 square feet of laboratory space and approximately 14,000 square feet of controlled environment rooms. During a routine FDA post-approval facility inspection ending on November 7, 2013, the FDA issued a Form 483 with several observations regarding DexCom MDR procedures and complaint reportability determinations.  DexCom responded to the observations on November 26, 2013. On March 14, 2014, we received the 2014 Warning Letter from the FDA related to administrative deficiencies in filing MDRs. On April 2, 2014, we responded to the 2014 Warning Letter. On April 16, 2015, the FDA initiated an on-site inspection intended to both close out the 2014 Warning Letter and conduct our normal biennial quality system inspection. The FDA completed its inspection with no observations. On May 21, 2015, the FDA issued a letter closing the 2014 Warning Letter.

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
The market for glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In selling the G4 PLATINUM system, we compete directly with Roche Diabetes Care, a division of Roche Diagnostics, LifeScan, Inc., a division of Johnson & Johnson, the MediSense and TheraSense divisions of Abbott Laboratories, and Bayer Corporation, each of which manufactures and markets products for the single-point finger stick device market. Collectively, these companies currently account for substantially all of the worldwide sales of self-monitored glucose testing systems. Several companies are developing or marketing short-term continuous glucose monitoring products that will compete directly with our products. To date, in addition to us, two other companies, Medtronic, Inc. ("Medtronic") and Abbott Diabetes Care, Inc. ("Abbott"), have received approval from the FDA to market, and actively market, continuous glucose monitors. Abbott has discontinued selling its Freestyle Navigator glucose monitoring system in the United States; however, Abbott filed a clinical study for home use of the Navigator II system in the United States and in October 2012, Abbott initiated a limited launch of the Navigator II system in Europe. We believe that Abbott is also conducting clinical studies on a new glucose monitoring platform and has conducted a limited commercial launch of this new system in Europe. We also believe Abbott has submitted a professional use version of this new system to the FDA for review. In addition, we believe that Roche and others, are developing invasive and non-invasive continuous glucose monitoring systems. Also, Medtronic, and other third parties, have developed, or are developing, insulin pumps augmented with continuous glucose monitoring systems that provide, among other things, the ability to suspend insulin administration while the user's glucose levels are low. Most of the companies developing or marketing competing devices are publicly traded or divisions of publicly traded companies, and these companies possess several competitive advantages, including:

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
To date, no continuous glucose monitoring system, including our G4 PLATINUM system, has received FDA clearance as a replacement for single-point finger stick devices, and our G4 PLATINUM and future generation products may never be approved for that indication.
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
We may be subject to claims against us even if the apparent injury is due to the actions of others or misuse of the device. Our customers, either on their own or following the advice of their physicians, may use our products in a manner not described in the products' labeling and that differs from the manner in which it was used in clinical studies and approved by the FDA. For example, our G4 PLATINUM systems are designed to be used by an individual continuously for up to seven days, but the individual might be able to circumvent the safeguards designed into the G4 PLATINUM systems and use the products for longer than seven days. Off-label use of products by customers is common, and any such off-label use of our products could subject us to additional liability. If the FDA or other regulatory agency or notified body approves an indication for our CGM systems that allows patients to make therapeutic decisions based on the information generated by such systems, we expect that such indication could expose us to additional liability. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial volunteers or result in reduced acceptance of our products in the market.
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
If we are found to have violated laws protecting the use and confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.
There are a number of federal and state laws protecting the use and confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. These laws include state medical privacy laws, breach notification laws and federal and state consumer protection laws. The Department of Health and Human Services has promulgated regulations implementing the privacy and electronic security requirements set forth in the Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996, as amended by the American Recovery and Reinvestment Act of 2009, or HIPAA. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. We are also subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information that may be more onerous than corresponding U.S. laws, including in particular the laws of Europe. If we are found to be in violation of the privacy rules under HIPAA or other laws, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.
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
We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third party vendor, such measures cannot provide absolute security. If our systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may significantly suffer and we may be subject to litigation, government enforcement actions or potential liability. Security breaches could also cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources.
If our efforts to protect the security of information about our patients are unsuccessful, we could become subject to costly government enforcement actions and private litigation and our sales and reputation could suffer.
The nature of our business involves the receipt and storage of information about our patients. We have implemented programs to detect and alert us to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to malfeasance by employees, consultants or other service providers to state-sponsored attacks. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past year, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff. If we experience significant data security breaches or fail to detect and appropriately respond to significant data security breaches, we could be exposed to government enforcement actions and private litigation. In addition, our patients could further lose confidence in our ability to protect their information, which could cause them to discontinue using our products or purchasing from us altogether.
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
We conduct limited commercial and marketing efforts in Canada, Europe, Australia, New Zealand, the Middle East, Latin America, Asia and Africa with respect to our G4 PLATINUM system and may seek to market our products in other regions in the future. Outside the United States, we can market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval in addition to other risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. In addition, in order to obtain the approval of our products in certain foreign jurisdictions, we may need to obtain a Certificate to Foreign Government from the FDA. The FDA may refuse to issue a Certificate to Foreign Government in certain instances, including without limitation, during the pendency of any outstanding warning letter. As a result, we may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside the United States on a timely basis, or at all.
Our success will depend on our ability to attract and retain our personnel and our ability to successfully transition from Mr. Gregg to Mr. Sayer as our Chief Executive Officer.
We are highly dependent on our senior management, especially Kevin Sayer, our President and Chief Executive Officer, Steven R. Pacelli, our Executive Vice President of Strategy and Corporate Development, Jorge Valdes, our Executive Vice President and Chief Technical Officer, Andrew K. Balo, our Executive Vice President of Clinical, Regulatory, and Quality, and Richard Doubleday, our Executive Vice President and Chief Commercial Officer. Our success will depend on our ability to retain our current management and to attract and retain qualified personnel in the future, including sales persons, scientists, clinicians, engineers and other highly skilled personnel. Competition for senior management personnel, as well as sales persons, scientists, clinicians and engineers, is intense and we may not be able to retain our personnel. The loss of the services of members of our senior management, scientists, clinicians or engineers could prevent the implementation and completion of our objectives, including the commercialization of our current products and the development and introduction of additional products. The loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. Each of our officers may terminate their employment at any time without notice and without cause or good reason. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees.
Effective January 1, 2015, Mr. Gregg assumed his new role as our Executive Chairman.  In this role, Mr. Gregg remains an employee and continues to lead our external efforts.  Mr. Gregg also chairs our Board of Directors as of January 1, 2015.  Mr. Sayer assumed the role of Chief Executive Officer effective on January 1, 2015. If we are unable to successfully transition the role of Chief Executive Officer from Mr. Gregg to Mr. Sayer, it could have an adverse impact on our financial condition and operating results.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future. From January 1, 2015 through July 31, 2015, the closing price of our common stock on the NASDAQ Global Select Market was as high as $85.41 per share and as low as $54.21 per share.
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
We have entered into a loan and security agreement with the Silicon Valley Bank and Oxford Finance LLC to fund our business operations. This loan and security agreement imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of June 30, 2015, we were in compliance with the covenants imposed by the loan and security agreement. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
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
In addition, there are provisions in our certificate of incorporation and bylaws, as well as provisions in the Delaware General Corporation Law, that may discourage, delay or prevent a change of control that might otherwise be beneficial to stockholders. For example:

•	our Board of Directors may, without stockholder approval, issue shares of preferred stock with special voting or economic rights;

•	our stockholders do not have cumulative voting rights and, therefore, each of our directors can only be elected by holders of a majority of our outstanding common stock;

•	a special meeting of stockholders may only be called by a majority of our Board of Directors, the Chairman of our Board of Directors, or our Chief Executive Officer;

•	our stockholders may not take action by written consent;

•	our Board of Directors is divided into three classes, only one of which is elected each year; and

•	we require advance notice for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following exhibits are filed as a part of this report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

10.1	2015 Equity Incentive Plan	DEF 14A	000-51222	4/13/2015	Appendix A

10.2	Form of Restricted Stock Unit Award Agreement	8-K	000-51222	6/2/2015	10.2

10.3	2015 Employee Stock Purchase Plan	DEF 14A	000-51222	4/13/2015	Appendix B

10.4	Form of Subscription Agreement under 2015 Employee Stock Purchase Plan	8-K	000-51222	6/2/2015	10.4

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

DEXCOM, INC. (Registrant)

Dated: August 5, 2015	By:	/s/ Kevin R. Sayer
Kevin R. Sayer, President & Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2015	By:	/s/ JESS ROPER
Jess Roper, Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)