Form 10-Q
period 2015-09-30
DEXCOM INC
filed 2015-11-04
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2015, 81,294,938 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Consolidated Balance Sheets
(In millions—except par value data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$85.3	$71.8
Short-term marketable securities, available-for-sale	28.0	11.8
Accounts receivable, net	55.8	42.4
Inventory	30.6	16.0
Prepaid and other current assets	4.0	3.9
Total current assets	203.7	145.9
Restricted cash	—	1.0
Property and equipment, net	46.6	31.2
Intangible assets, net	2.4	2.7
Goodwill	3.7	3.2
Other assets	0.3	0.6
Total assets	$256.7	$184.6
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$34.3	$20.4
Accrued payroll and related expenses	20.4	17.2
Current portion of long-term debt	2.5	2.3
Current portion of deferred revenue	1.6	0.7
Total current liabilities	58.8	40.6
Other liabilities	4.2	1.5
Long-term debt, net of current portion	0.4	2.3
Total liabilities	63.4	44.4
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 shares authorized; no shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.001 par value, 100.0 authorized; 81.5 and 81.3 issued and outstanding, respectively, at September 30, 2015; and 77.6 and 77.3 shares issued and outstanding, respectively, at December 31, 2014	0.1	0.1
Additional paid-in capital	750.4	638.0
Accumulated other comprehensive loss	(0.3)	(0.1)
Accumulated deficit	(556.9)	(497.8)
Total stockholders’ equity	193.3	140.2
Total liabilities and stockholders’ equity	$256.7	$184.6
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(In millions—except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Product revenue	$104.2	$67.9	$269.9	$172.8
Development grant and other revenue	1.0	1.1	1.3	2.1
Total revenue	105.2	69.0	271.2	174.9
Product cost of sales	30.5	21.8	84.0	57.4
Development and other cost of sales	—	—	—	0.6
Total cost of sales	30.5	21.8	84.0	58.0
Gross profit	74.7	47.2	187.2	116.9
Operating expenses
Research and development	64.8	18.5	109.0	47.8
Selling, general and administrative	52.3	33.7	136.9	92.2
Total operating expenses	117.1	52.2	245.9	140.0
Operating loss	(42.4)	(5.0)	(58.7)	(23.1)
Interest expense	(0.1)	(0.2)	(0.4)	(0.6)
Net loss	$(42.5)	$(5.2)	$(59.1)	$(23.7)
Basic net loss per share	$(0.53)	$(0.07)	$(0.75)	$(0.32)
Shares used to compute basic net loss per share	80.5	75.8	79.2	74.7
Diluted net loss per share	$(0.53)	$(0.08)	$(0.75)	$(0.33)
Shares used to compute diluted net loss per share	80.5	76.1	79.2	75.0
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Loss
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(42.5)	$(5.2)	$(59.1)	$(23.7)
Unrealized gain (loss) on short-term available-for-sale marketable securities	—	—	—	—
Foreign currency translation loss	—	0.1	(0.2)	—
Comprehensive loss	$(42.5)	$(5.1)	$(59.3)	$(23.7)
See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities
Net loss	$(59.1)	$(23.7)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	7.7	6.0
Share-based compensation	59.2	35.7
Non-cash research and development charge through issuance of common stock	36.5	—
Accretion and amortization related to marketable securities, net	0.3	0.1
Amortization of debt issuance costs	0.2	0.3
Change in fair value of contingent consideration	—	(0.7)
Loss on disposal of equipment	0.3	—
Changes in operating assets and liabilities:
Accounts receivable, net	(13.4)	(5.3)
Inventory	(14.6)	(5.3)
Prepaid and other assets	—	0.7
Restricted cash	1.0	—
Accounts payable and accrued liabilities	12.8	6.1
Accrued payroll and related expenses	3.1	1.7
Deferred revenue	0.9	(0.1)
Deferred rent and other liabilities	2.8	(0.3)
Net cash provided by operating activities	37.7	15.2
Investing activities
Purchase of available-for-sale marketable securities	(35.4)	(10.3)
Proceeds from the maturity of available-for-sale marketable securities	18.8	9.8
Purchase of property and equipment	(21.7)	(11.6)
Acquisitions, net of cash acquired	(0.5)	—
Net cash used in investing activities	(38.8)	(12.1)
Financing activities
Net proceeds from issuance of common stock	16.3	18.5
Repayment of long-term debt	(1.7)	(1.6)
Net cash provided by financing activities	14.6	16.9
Increase in cash and cash equivalents	13.5	20.0
Cash and cash equivalents, beginning of period	71.8	43.2
Cash and cash equivalents, end of period	$85.3	$63.2
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
Basis of Presentation
We have incurred operating losses since our inception and have an accumulated deficit of $556.9 million at September 30, 2015. As of September 30, 2015, we had available cash, cash equivalents and marketable securities totaling $113.3 million and working capital of $144.9 million. Our ability to transition to, and maintain, profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned increases in compensation expenses and other operating expenses needed to support the growth of our business which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources will be sufficient to fund our operations through at least September 30, 2016.
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2014 included in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission on February 25, 2015.
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
We currently consider our operations to be, and manage our business globally within, one reportable segment, which is consistent with how our President and Chief Executive Officer, who is our chief operating decision maker, reviews our business, makes investment and resource allocation decisions and assesses operating performance.
We sell our products through a direct sales force in the United States and through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Asia, the Middle East, Latin America and Africa. DexCom, Inc. is domiciled in the United States.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include excess or obsolete inventories, valuation of inventory, warranty accruals, employee bonus, clinical trial expenses, allowance for bad debt, refunds and rebates, including pharmacy rebates and share-based compensation expense.

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
We recorded $22.6 million and $59.2 million in share-based compensation expense during the three and nine months ended September 30, 2015, respectively, compared to $13.8 million and $35.7 million during the three and nine months ended September 30, 2014 respectively. At September 30, 2015, unrecognized estimated compensation costs related to unvested stock options and restricted stock units totaled $166.2 million and is expected to be recognized through 2019.
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
Inventory
Inventory is valued at the lower of cost or market value on a part-by-part basis that approximates first in, first out. We make adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolete and potential scrapped inventories. Factors influencing these adjustments include inventories on hand and on order compared to estimated future usage and sales for existing and new products, as well as judgments regarding quality control testing data, and assumptions about the likelihood of scrap and obsolescence. Once written down the adjustments are considered permanent and are not reversed until the related inventory is sold or disposed. We recorded charges of approximately $2.0 million in cost of goods sold for the nine months ended September 30, 2015 related to excess and obsolete inventory due to the approval and launch of our DexCom G4 PLATINUM with Share System.
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
Goodwill and Intangible Assets
Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. The change in the carrying value of goodwill during the nine months ended September 30, 2015 resulted from an acquisition of a small privately held engineering consulting company with 10 full time employees to complement our research and development activities, which closed in April 2015.
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
In July 2015, the FASB issued guidance to change the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The guidance requires that inventory accounted for under the first-in, first-out (FIFO) or average cost methods be measured at the lower of cost and net realizable value, where net realizable value represents the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for us beginning in the first quarter of fiscal 2018. Earlier application is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the effect this guidance will have on our consolidated financial statements.

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
The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator for basic and diluted net loss per share:
Net loss for basic	$(42.5)	$(5.2)	$(59.1)	$(23.7)
Impact of income related to mark-to-market on contingent consideration obligation settleable in shares	—	(0.9)	—	(0.7)
Net loss for diluted	$(42.5)	$(6.1)	$(59.1)	$(24.4)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding for basic	80.5	75.8	79.2	74.7
Dilutive potential common stock outstanding:
Contingently issuable shares related to contingent consideration obligation settleable in shares	—	0.3	—	0.3
Weighted average common shares outstanding for diluted	80.5	76.1	79.2	75.0
Basic net loss per share	$(0.53)	$(0.07)	$(0.75)	$(0.32)
Diluted net loss per share	$(0.53)	$(0.08)	$(0.75)	$(0.33)

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Options outstanding to purchase common stock	1.6	3.8	1.6	3.8
Unvested restricted stock units	4.2	4.3	4.2	4.3
Total	5.8	8.1	5.8	8.1

3. Financial Statement Details (in millions)
Short- Term Marketable Securities, Available-for-Sale
Short-term Marketable securities, consisting solely of debt securities, were as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$22.1	$—	$—	$22.1
Corporate debt	4.4	—	—	4.4
Commercial paper	1.5	—	—	1.5
Total	$28.0	$—	$—	$28.0

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$9.1	$—	$—	$9.1
Corporate debt	2.3	—	—	2.3
Commercial paper	0.4	—	—	0.4
Total	$11.8	$—	$—	$11.8
Inventory

	September 30, 2015	December 31, 2014
Raw materials	$10.7	$7.6
Work-in-process	2.5	1.0
Finished goods	17.4	7.4
Total	$30.6	$16.0
Accounts Payable and Accrued Liabilities

	September 30, 2015	December 31, 2014
Accounts payable trade	$16.7	$9.9
Accrued tax, audit, and legal fees	2.5	1.6
Clinical trials	0.4	0.4
Accrued other including warranty	14.7	8.5
Total	$34.3	$20.4

Accrued Warranty
Warranty costs are reflected in the consolidated statements of operations as product cost of sales. A reconciliation of our accrued warranty costs for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$1.2	$0.9	$1.3	$0.9
Charges to costs and expenses	1.9	1.6	4.9	3.8
Costs incurred	(1.8)	(1.3)	(4.9)	(3.5)
Ending balance	$1.3	$1.2	$1.3	$1.2

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
The revolving line of credit is an interest-only financing that bears an interest rate equal to the prime rate plus 0.5% and requires repayment of principal at the maturity date of November 2015. Under the revolving line of credit, available funds, which were up to $15.0 million as of September 30, 2015 can be drawn at any time, and repaid funds can be redrawn. No amounts have been drawn against the revolving line of credit.
In accordance with the Loan Agreement, $7.0 million was advanced under the Term Loan at the funding date in November 2012 and up to $13.0 million in additional funds was available upon our request until September 30, 2013 (the "Draw Period"). In August 2013, the Loan Agreement was amended to change the Draw Period for the additional funds under the Term Loan to January 1, 2014 through March 31, 2014. We did not borrow any additional funds and the Draw Period expired unused. The Term Loan bears a fixed interest rate equal to the three-year treasury rate at the time of advance plus 6.94% and requires payment of interest only for the first year and amortized payments of interest and principal thereafter through the maturity date of November 2016.
The aggregate debt issuance costs and fees incurred with respect to the issuance of the Loan Agreement were $1.1 million. These costs have been capitalized as debt issuance costs on our consolidated balance sheet as other assets. Fees related to the revolving line of credit are being amortized through the maturity date of November 2015. Issuance costs and fees related to the term loan are being amortized through the maturity date of November 2016 using the effective interest method. As of September 30, 2015, the remaining unamortized issuance costs and fees totaled $0.1 million. Principal repayment obligations under the Loan Agreement as of September 30, 2015 were as follows (in millions):

Fiscal Year Ending
Remainder of 2015	$0.6
2016	2.3
Total	$2.9
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
Under the Second Lease Amendment, we will continue to lease approximately 129,000 square feet in the current locations at 6340 Sequence Drive and 6310 Sequence Drive, and leased an additional 45,000 square feet at 6290 Sequence Drive, for a total of approximately 174,000 square feet of space. We also retain the right and obligation to lease an additional 45,000 square feet in the 6290 Sequence Drive location (the “Additional Space”), of which we leased approximately 15,000 square feet on April 1, 2015, and have agreed to lease the remaining 30,000 square feet beginning on October 1, 2015. The amended lease term extends through March 2022 and we have an option to renew the lease upon the expiration of the initial term for two additional five-year terms by giving notice to the Landlord prior to the end of the initial term of the lease and any extension period, if applicable. Provided we are not in default under the Second Lease Amendment and the Second Lease Amendment is still in effect, we generally have the right to terminate the lease starting at the 55th month of the Second Lease Amendment. In September 2015, we received $1.8 million of tenant improvement allowance associated with the Second Lease Amendment, which was recorded as a deferred rent obligation and will be amortized over the term of the lease and reflected as a reduction to rent expense. Leasehold improvements associated with the tenant improvement allowance are included in Property and equipment, net in our consolidated balance sheet.
These facility leases have annual rental increases ranging from approximately 2.5% to 4%. The difference between the straight-line expense over the term of the lease and actual amounts paid are recorded as deferred rent. We have also entered into other operating lease agreements, primarily for office and warehouse space, that expire at various times through September 2017.
Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances, under all lease agreements as of September 30, 2015 were as follows (in millions):

Fiscal Year Ending
Remainder of 2015	$1.2
2016	4.7
2017	4.3
2018	5.2
2019	5.3
Thereafter	11.9
Total	$32.6
Total rent expense for the three and nine months ended September 30, 2015 was $1.4 million and $4.2 million, respectively, compared to $0.8 million and $2.3 million, respectively, for the same periods of 2014.
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
Purchase Commitments
We are party to various purchase arrangements related to our manufacturing and development activities including materials used in our CGM systems. As of September 30, 2015, we had purchase commitments with vendors totaling $43.2 million due within one year. There are no material purchase commitments due beyond one year.
5. Development and Other Agreements
Collaboration with Google Life Sciences
On August 10, 2015, we entered into a Collaboration and License Agreement (the “GLS Collaboration Agreement”) with Google Life Sciences LLC (“GLS”). Pursuant to the GLS Collaboration Agreement, we and GLS have agreed to jointly develop a series of next-generation continuous glucose monitoring products. The GLS Collaboration Agreement provides us with an exclusive license to use certain intellectual property of GLS related to the development, manufacture and commercialization of the products contemplated under the GLS Collaboration Agreement. The GLS Collaboration Agreement provides for the establishment of a joint steering committee, joint development committee and joint commercialization committee to oversee and coordinate the parties’ activities under the collaboration. We and GLS have agreed to make committee decisions by consensus.
The terms of GLS Collaboration Agreement required that we pay an upfront fee of $35.0 million in either cash or shares of our common stock at our sole election, with the number of shares calculated based on the volume weighted average trading price during a period of twenty consecutive trading days ending prior to the date of the GLS Collaboration Agreement. In addition, we will pay GLS up to $65.0 million in additional milestones upon achievement of various development and regulatory objectives, which payments may be paid in cash or shares of our common stock at our sole election, calculated based on the volume weighted average trading price during a period of twenty consecutive trading days ending on the trading day prior to the date on which the applicable objective has been achieved.
On August 27, 2015, we filed a Registration Statement on Form S-3 with the SEC and issued 404,591 shares of our common stock to GLS in connection with the $35.0 million upfront payment. We recorded $36.5 million in research and development expense in our consolidated statement of operations for the three and nine months ended September 30, 2015 related to the issuance of the 404,591 shares of our common stock, based on our stock price of $90.29 per share as of the date of GLS Collaboration Agreement.

In addition, GLS is eligible to receive tiered royalty payments associated with the commercialization of the products contemplated under the GLS Collaboration Agreement, which are subject to regulatory approval. Unless we attain annual product sales subject to the GLS Collaboration Agreement in excess of $750 million, there will be no royalty paid by us to GLS. Above this range, and upon marketing approval of the initial product contemplated by the GLS Collaboration Agreement, or upon commercialization of any other DexCom product that incorporates GLS intellectual property, we will pay to GLS a royalty percentage starting in the high single digits and declining to the mid-single digits based on our annual aggregate product sales.
The GLS Collaboration Agreement shall be terminable by either party (a) upon uncured material breach of the GLS Collaboration Agreement by the other party, (b) if the second product contemplated by the GLS Collaboration Agreement has not been submitted to the FDA for approval by a specified date and (c) if the annual net sales for the products developed with GLS under the GLS Collaboration Agreement are less than a specified aggregate dollar amount. Additionally, we have the right to terminate the GLS Collaboration Agreement upon the expiration of the last to expire patent that covers a product developed under the GLS Collaboration Agreement.
Edwards Lifesciences LLC
On November 10, 2008, we entered into a Collaboration Agreement with Edwards Lifesciences LLC (“Edwards”). The Collaboration Agreement was amended by the parties on May 5, 2009 (as amended, the “Collaboration Agreement”). In accordance with the Collaboration Agreement, the parties also entered into a Manufacturing and Supply Agreement and Quality Agreement, each dated as of November 10, 2008 (the “Manufacturing and Supply Agreement” and “Quality Agreement,” respectively). Pursuant to the Collaboration Agreement, the parties agreed to develop jointly and to market an in-hospital automatic blood glucose monitoring system ("In-Hospital Product"). On September 3, 2015, we and Edwards entered into a Restatement of License, Termination of Collaboration & Release Agreement (the “Restated Agreement”) terminating each of the Manufacturing and Supply Agreement and Quality Agreement, and amending in part the Collaboration Agreement. Pursuant to the Restated Agreement, we and Edwards agreed to a mutual release of claims, including any activities related to further development obligations or milestone payments. In addition, the Restated Agreement provides Edwards with a fully paid-up, royalty-free license to use certain of our intellectual property solely in the field of blood-based glucose monitoring within the hospital environment. Under the Restated Agreement, we reserve the right to market and sell our interstitial continuous glucose monitoring technology in all settings, including within the hospital market. No payments are required by either party in connection with the Restated Agreement.
Tandem Diabetes Care, Inc.
On February 1, 2012, we entered into a non-exclusive Development and Commercialization Agreement (the “Tandem Agreement”) with Tandem Diabetes Care, Inc. (“Tandem”) to integrate a future generation of our continuous glucose monitoring technology with Tandem’s t:slim™ insulin delivery system in the United States. On January 4, 2013, the Tandem Agreement was amended to allow for the integration of our G4 PLATINUM systems with Tandem's t:slim insulin delivery system in the United States.
We received an initial payment of $1.0 million as a result of the execution of the Tandem Agreement, which was fully recognized in development grant and other revenue as of December 31, 2014. In July 2014, we received an additional $1.0 million milestone payment related to the regulatory submission by Tandem of their CGM enabled insulin pump. We recorded $1.0 million and $1.2 million during the three and nine months ended September 30, 2014, respectively, in development grant and other revenue related to this initial consideration received and the July 2014 milestone payment.
In September 2015, we received the final $1.0 million milestone payment related to the regulatory approval of Tandem's CGM enabled insulin pump, which was recognized in development grant and other revenue for the three and nine months ended September 30, 2015. Under the terms of the Tandem Agreement, we are entitled to receive up to $1.0 million to offset certain development, clinical and regulatory expenses. Each of the milestones related to the Tandem Agreement is considered to be substantive.
In September 2015, the Tandem Agreement was amended to eliminate Tandem’s obligation to pay DexCom a royalty of $100 for each Tandem t:slim G4 integrated pump system sold and instead to reallocate $100 for each Tandem t:slim G4 integrated pump system to incremental marketing activities for such pump systems, or marketing activities to support other jointly funded development projects.

The Leona M. and Harry B Helmsley Charitable Trust
In July 2013, we were awarded a $4.0 million grant (the "Helmsley Grant") from the Leona M. and Harry B. Helmsley Charitable Trust (the "Helmsley Trust") to accelerate the development of the sixth generation of our advanced glucose-sensing technologies (the "Gen 6 Sensor"). The funding is milestone-based and is contingent upon our meeting specific development milestones related to the development of the Gen 6 Sensor over a period of several years. Upon successful commercialization of our Gen 6 Sensor, we are obligated to either (1) make royalty payments based on a percentage of product sales of up to $2.0 million per year for four years, or (2) at our sole election, make a one-time $6.0 million royalty payment. The Helmsley Grant funds will offset research and development expense as incurred and earned. During 2013, $0.5 million of the Helmsley Grant was received and $0.5 million was earned. During 2014, $2.5 million of the Helmsley Grant was received and $2.5 million was earned. During the three months ended September 30, 2015 we did not receive or earn any funds from the Helmsley Trust. During the nine months ended September 30, 2015, $1.0 million of the Helmsley Grant was received and $1.0 million was earned. As of September 30, 2015, we have received the full $4.0 million grant funds from the Helmsley Trust.

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
The following table represents our fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of September 30, 2015 (in millions):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$33.1	$—	$33.1
Marketable securities, available for sale
U.S. government agencies	—	22.1	—	22.1
Corporate debt	—	4.4	—	4.4
Commercial paper	—	1.5	—	1.5
Total marketable securities, available for sale	$—	$28.0	$—	$28.0
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
Our restricted cash balance as of December 31, 2014 included certificates of deposit.

There were no transfers between Level 1 and Level 2 securities during three and nine months ended September 30, 2015 and 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are not purely historical regarding DexCom's or its management's intentions, beliefs, expectations and strategies for the future. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are made as of the date of this report, deal with future events, are subject to various risks and uncertainties, and actual results could differ materially from those anticipated in those forward looking statements. The risks and uncertainties that could cause actual results to differ materially are more fully described under “Risk Factors” and elsewhere in this report and in our Form 10-K for the period ended December 31, 2014, as filed with the SEC on February 25, 2015, and our other reports filed with the SEC. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.
Overview
We are a medical device company primarily focused on the design, development and commercialization of continuous glucose monitoring systems (“CGM”) for ambulatory use by people with diabetes and for use by healthcare providers for the treatment of people with and without diabetes. Unless the context requires otherwise, the terms "we," "us," "our," the "company," or "DexCom" refer to DexCom, Inc. and its subsidiaries.
Background
From inception to 2006, we devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. Since 2006, we have devoted considerable resources to the commercialization of our ambulatory continuous glucose monitoring systems, including the SEVEN PLUS, G4 PLATINUM and G5 Mobile, as well as the continued research and clinical development of our technology platform.
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
We believe continuous glucose monitoring has the potential to enable more people with diabetes to achieve and sustain tight glycemic control. The Diabetes Control and Complications Trial demonstrated that improving blood glucose control lowers the risk of developing diabetes-related complications by up to 50%. The study also demonstrated that people with Type 1 diabetes achieved sustained benefits with intensive management. Yet, according to an article published in the Journal of the American Medical Association in 2004, less than 50% of diabetes patients were meeting ADA standards for glucose control (A1c), and only 37% of people with diabetes were achieving their glycemic targets. According to an article published in The New England Journal of Medicine in November 2014, in two national registries, only 13% to 15% of people with diabetes met treatment guidelines for good glycemic control, and more than 20% had very poor glycemic control. The CDC estimated that as of 2006, 63.4% of all adults with diabetes were monitoring their blood glucose levels on a daily basis, and that 86.7% of insulin-requiring patients with diabetes monitored daily.
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
Our initial target market in the United States consists of the estimated 30% of people with Type 1 diabetes who utilize insulin pump therapy and the estimated 50% of people with Type 1 diabetes who utilize multiple daily insulin injections. Our broader target market in the United States consists of our initial target market plus an estimated 20% of people with Type 1 diabetes using conventional insulin therapy and the estimated 27% of people with Type 2 diabetes who require insulin. Although our initial focus was within the United States, we have expanded our operations to include Canada, Australia, New Zealand, and portions of Europe, Asia, the Middle East, Latin America and Africa.
Products
Ambulatory Product Line: SEVEN® PLUS, DexCom G4®, DexCom G4® PLATINUM, DexCom ShareTM System and DexCom G5® Mobile
We received approval from the FDA and commercialized our first product in 2006. In 2007, we received approval and began commercializing our second generation system, the DexCom SEVEN. In 2009 we received approval and began commercializing our third generation system, the DexCom SEVEN PLUS. We no longer market or provide support for the DexCom SEVEN or SEVEN PLUS systems. On June 14, 2012, we received Conformité Européenne Marking (“CE Mark”) approval for our fourth generation continuous glucose monitoring system, the DexCom G4 system, enabling commercialization of the DexCom G4 system in the European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize the CE Mark. The DexCom G4 system was approved for use by adults at home and in healthcare facilities. On October 5, 2012, we received approval from the FDA for the DexCom G4 PLATINUM, which is designed for up to seven days of continuous use by adults with diabetes, and we began commercializing this product in the United States in the fourth quarter of 2012. On February 14, 2013, we received CE Mark approval for a pediatric indication for our DexCom G4 system, enabling us to market and sell this system in the European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize the CE Mark to persons two years old and older who have diabetes (hereinafter referred to as the "Pediatric Indication"), and we initiated a limited commercial launch in the second quarter of 2013. In connection with our receipt of CE Mark approval for the Pediatric Indication, we changed the name of the DexCom G4 system to the DexCom G4 PLATINUM system. On February 3, 2014, we received approval from the FDA for a Pediatric Indication for the DexCom G4 PLATINUM system in the United States. On June 3, 2014, we received approval from the FDA for an expanded indication for the DexCom G4 PLATINUM for professional use. This expanded indication allows healthcare professionals to purchase the DexCom G4 PLATINUM system for use with multiple patients. Healthcare professionals can use the insights gained from a DexCom G4 PLATINUM professional session to adjust therapy and to educate and motivate patients to modify their behavior after viewing the effects that specific foods, exercise, stress, and medications have on their glucose levels. On January 23, 2015, we received approval from the FDA for the DexCom G4 PLATINUM with Share, which is designed for up to seven days of continuous use, and we began commercializing this product in the United States in the first quarter of 2015. The DexCom G4 PLATINUM with Share remote monitoring system uses a secure wireless connection between a patient's receiver and an app on the patient's iPhone®, iPod touch®, or iPad® mobile digital device to transmit glucose information to apps on the mobile devices of up to five designated recipients, or "followers," who can remotely monitor a patient's glucose information and receive alert notifications anywhere they have an Internet or cellular connection. Unless the context requires otherwise, the term "G4 PLATINUM" shall refer to the DexCom G4 and DexCom G4 PLATINUM systems (and all associated indications of use for such systems, including without limitation, associated DexCom Share System functionalities) that are commercialized by us in and outside of the United States.
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
DexCom G5 Mobile
On August 19, 2015, we received approval from the FDA for the DexCom G5 Mobile Continuous Glucose Monitoring System (the "G5 Mobile"). The G5 Mobile is designed to allow our transmitter to run the algorithm that has historically operated on the receiver, and to communicate directly to a patient's iPhone, iPod touch, or iPad mobile digital device to utilize DexCom Share System functionality. The G5 Mobile transmitter has a labeled useful life of three months.
We previously received CE Mark approval for, and in September, 2015, we launched the G5 Mobile in certain countries in Europe. In the countries and regions outside of the United States that recognize the CE Mark, the G5 Mobile does not require confirmatory finger sticks when making treatment decisions, although a minimum of two finger sticks a day remain necessary for calibration of the G5 Mobile.
Data from the G5 Mobile can be integrated with DexCom CLARITYTM, our next generation cloud-based reporting software, for personalized, easy-to-understand analysis of trends that may improve diabetes management.
Except with respect to the foregoing, the G5 Mobile is equivalent to the G4 PLATINUM System in technical and regulatory respects.
In-Hospital Product Line: GlucoClear®
To address the in-hospital critical care patient population, on November 10, 2008 we entered into a “Manufacturing and Supply Agreement,” a “Quality Agreement,” and a “Collaboration Agreement,” with Edwards to develop jointly and market a specific glucose monitoring product platform for the in-hospital critical care market. On October 30, 2009, the first generation blood-based in-vivo automated glucose monitoring system, which was branded the GlucoClear, received CE Mark approval for use by healthcare providers in the hospital. In January 2013, Edwards received CE Mark approval for the second generation system. In 2014, Edwards announced that it was likely to cease the commercialization of the GlucoClear system. On September 3, 2015, we and Edwards entered into a Restatement of License, Termination of Collaboration & Release Agreement (the “Restated Agreement”), terminating each of the “Manufacturing and Supply Agreement” and “Quality Agreement,” and amending in part the “Collaboration Agreement.” Pursuant to the Restated Agreement, DexCom and Edwards agreed to a mutual release of claims, including any activities related to further development obligations or milestone payments. In addition, the Restated Agreement provides Edwards with a fully paid-up, royalty-free license to use certain of DexCom’s intellectual property solely in the field of blood-based glucose monitoring within the hospital environment. Under the Restated Agreement, DexCom reserves the right to market and sell its interstitial continuous glucose monitoring technology in all settings, including within the hospital market. No payments are required by either party in connection with the Restated Agreement.
SweetSpot
Through our acquisition of SweetSpot in 2012, we have a software platform that enables our customers to aggregate and analyze data from certain diabetes devices and to share it with their healthcare providers. In November 2011, SweetSpot received 510(k) clearance from the FDA to market to clinics its initial cloud based data management service, which helps healthcare providers and patients see, understand and use blood glucose meter data to diagnose and manage diabetes. SweetSpot has also developed a data transfer service that is registered with the FDA as a Medical Device Data System. This data transfer service allows researchers to control the transfer of data from certain diabetes devices to research tools and databases according to their own research workflows.
Sensor Augmented Insulin Pumps
We are leveraging our technology platform to enhance the capabilities of our current products and to develop additional continuous glucose monitoring products. In 2008 and 2015 we entered into a development agreement with Animas Corporation (“Animas”), a subsidiary of Johnson & Johnson, and in 2012 and 2015 we entered into development agreements with Tandem. The purpose of each of these development relationships is to integrate our technology into the insulin pump product offerings of the respective partner, enabling the partner's insulin pump to receive glucose readings from our transmitter and display this information on the pump's screen. The initial Animas insulin pump product augmented with our sensor technology has been branded the Vibe®, and received CE Mark approval in May 2011, which allows Animas to market the Vibe in the countries that recognize CE Mark approvals. In December 2014, Animas received FDA approval for the VIBE system in the United States and began commercializing this product in the first quarter of 2015. On September 9, 2015 Tandem announced it had received FDA approval of its t:slim G4™ Insulin Pump, a touch-screen pump that is integrated with our G4 PLATINUM system and is indicated for use by people 12 years of age or older who use insulin. Tandem began commercializing this product on September 23, 2015.
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
On August 10, 2015, we entered into a Collaboration and License Agreement (the “GLS Collaboration Agreement”) with Google Life Sciences LLC (“GLS”). Pursuant to the GLS Collaboration Agreement, we and GLS have agreed to jointly develop a series of next-generation continuous glucose monitoring products. The GLS Collaboration Agreement provides us with an exclusive license to use certain intellectual property of GLS related to the development, manufacture and commercialization of the products contemplated under the GLS Collaboration Agreement. The GLS Collaboration Agreement provides for the establishment of a joint steering committee, joint development committee and joint commercialization committee to oversee and coordinate the parties’ activities under the collaboration. We and GLS have agreed to make committee decisions by consensus.

Commercial Operations
We have built a direct sales organization in the United States to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. The approval by the FDA of a Pediatric Indication for our G4 PLATINUM system in February 2014 allows our sales organization to call on pediatric endocrinologists and pediatricians who can educate and influence adoption of continuous glucose monitoring by parents who have children aged two years or older with diabetes. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. To complement our direct sales efforts, we have entered into U.S. and international distribution arrangements that allow distributors to sell our products. We believe our direct, highly specialized and focused sales organization and our domestic and international distribution agreements are sufficient for us to support our sales efforts for at least the next twelve months.
As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare and Medicaid (“CMS”) released 2008 Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those customers covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices that include our products. As of November 4, 2015, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our G4 PLATINUM and G5 Mobile systems by their members. Many of these coverage policies reimburse for our products under durable medical equipment benefits, are restrictive in nature and require the patient to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. In addition, customers who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist customers in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create and liberalize coverage policies with third-party payors, including obtaining reimbursement for our products under pharmacy benefits, and expect to continue to do so in fiscal 2015. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, people with diabetes may not use them on a widespread basis.
We currently manufacture our products at our headquarters in San Diego, California. At September 30, 2015, these facilities had more than 8,000 square feet of laboratory space and approximately 18,000 square feet of controlled environment rooms. In July 2012, the FDA completed an inspection of our facilities, and did not identify any observations or require any other types of corrective action. During a routine FDA post-approval facility inspection ending on November 7, 2013, the FDA issued a Form 483 with several observations regarding DexCom Medical Device Reporting (“MDR”) procedures and complaint reportability determinations. DexCom responded to the observations on November 26, 2013. On March 14, 2014, we received the 2014 Warning Letter from the FDA related to administrative deficiencies in filing MDRs. On April 2, 2014, we responded to the 2014 Warning Letter. On April 16, 2015, the FDA initiated an on-site inspection intended to both close out the 2014 Warning Letter and conduct our normal biennial quality system inspection. The FDA completed its inspection with no observations. On May 21, 2015, the FDA issued a letter closing the 2014 Warning Letter.
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
We manufacture our G4 PLATINUM and G5 Mobile systems with certain components supplied by outside vendors and other components that we manufacture internally. Key components that we manufacture internally include our wire-based sensors for the G4 PLATINUM and G5 Mobile systems. The remaining components and assemblies are purchased from outside vendors. We then assemble, test, package and ship the finished G4 PLATINUM and G5 Mobile systems, which include a reusable transmitter, a receiver, disposable sensors and our mobile applications including functionality related to the DexCom Share System.

Product revenues are generated from the sale of durable continuous glucose monitoring systems (receivers and transmitters) and disposable sensors through a direct sales force in the United States as well as through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Asia, the Middle East, Latin America and Africa. The sensor is inserted by the user and is intended to be used continuously for up to seven days, after which it may be replaced with a new disposable sensor. Our transmitter is reusable until it reaches the end of its battery life.
The receiver is reusable. As we establish an installed base of customers using our products, we expect to generate an increasing portion of our revenues through recurring sales of our disposable sensors. We recognize product revenue generally upon shipment and our sales terms provide for customer payment at the time of order, payment due within negotiated contractual terms with insurance payors, or with the issuance of a purchase order or letter of credit for certain distributors and institutions.
As of September 30, 2015, we had an accumulated deficit of $556.9 million. We expect our losses to continue as we proceed with our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and debt. In November 2012, we entered into our Loan Agreement that provides for (i) a $15.0 million revolving line of credit and (ii) initially provided a total term loan of up to $20.0 million (the “Term Loan”). In accordance with the Loan Agreement, $7.0 million was advanced under the Term Loan at the funding date in November 2012, and up to $13.0 million in additional funds was initially available upon our request from June 1, 2013 to September 30, 2013 (the "Draw Period"). In August 2013, the Loan Agreement was amended to change the Draw Period for the additional funds under the Term Loan to January 1, 2014 through March 31, 2014. We did not borrow any additional funds and the Draw Period expired unused. There is currently $15.0 million available under the Loan Agreement. In July 2013, we were awarded a $4.0 million grant from the Helmsley Trust to accelerate the development of our Gen 6 Sensor. As of September 30, 2015, we have received the full $4.0 million grant funds from the Helmsley Trust.
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

Results of Operations
Quarter Ended September 30, 2015 Compared to September 30, 2014
Revenue, Cost of Sales and Gross Profit
Product revenues increased $36.3 million to $104.2 million for the three months ended September 30, 2015 compared to $67.9 million for the three months ended September 30, 2014 based primarily on increased sales volume of our disposable sensors due to the continued growth of our installed base of customers using our G4 PLATINUM and G5 Mobile systems and durable systems to both new and existing customers. Revenue attributable to our disposable sensors and durable systems was approximately 70% and 30%, respectively, of total product revenue, for each of the three months ended September 30, 2015 and 2014. There were no sales of the SEVEN PLUS during the three months ended September 30, 2015. Sales of the SEVEN PLUS represented less than 1% of our revenues for the three months ended September 30, 2014. In conjunction with the FDA approval and launch of the G5 Mobile during the third quarter of 2015, the product gross profit for the three months ended September 30, 2015 included a revenue deferral of $0.8 million and additional cost of goods sold of $0.6 million related to an upgrade program.
Product cost of sales increased $8.7 million to $30.5 million for the three months ended September 30, 2015 compared to $21.8 million for the three months ended September 30, 2014, primarily due to increased sales volume. The product gross profit increased $27.6 million to $73.7 million for the three months ended September 30, 2015 compared to $46.1 million for the same period in 2014, primarily due to increased revenue.
Revenue from products shipped to our Drop-Ship Distributors’ customers was $9.3 million, or 9%, of our total revenues for the three months ended September 30, 2015 compared to $6.5 million, or 9%, of our total revenues for the three months ended September 30, 2014. Revenue from products shipped to Stocking Distributors was $68.1 million, or 65%, of our total revenues for the three months ended September 30, 2015 compared to $40.0 million, or 58%, of our total revenues for the three months ended September 30, 2014.
Development grant and other revenues were $1.0 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively, primarily attributable to milestone payments related to our development agreement with Tandem. We did not incur any development and other cost of sales during the three months ended September 30, 2015 and 2014.
Research and Development. Research and development expense increased $46.3 million to $64.8 million for the three months ended September 30, 2015 compared to $18.5 million for the three months ended September 30, 2014. The increase was primarily due to the upfront fee related to GLS Collaboration Agreement, as well as additional headcount and costs to support development of future products. Significant elements of the increase in research and development costs included $36.5 million in non-cash expense associated with the issuance of 404,591 shares in August 2015 related to the GLS Collaboration Agreement, $3.3 million in additional share-based compensation driven by higher grant date fair value of awards as a result of our increasing stock price, and $2.0 million in additional salaries, bonus and payroll related costs.
Selling, General and Administrative. Selling, general and administrative expense increased $18.6 million to $52.3 million for the three months ended September 30, 2015 compared to $33.7 million for the three months ended September 30, 2014. The increase was primarily due to higher headcount related selling costs and marketing costs to support revenue growth and the continued commercialization of our products. Significant elements of the increase in selling, general, and administrative expenses included $4.6 million in additional share-based compensation costs driven by higher grant date fair value of awards as a result of our increasing stock price, $3.6 million in additional salaries, bonus, and payroll related costs, and $3.3 million in additional marketing costs.
Interest Expense. Interest expense was $0.1 million for the three months ended September 30, 2015 compared to $0.2 million for the three months ended September 30, 2014 and is related to our Loan Agreement.

Nine Months Ended September 30, 2015 Compared to September 30, 2014
Revenue, Cost of Sales and Gross Profit
Product revenues increased $97.1 million to $269.9 million for the nine months ended September 30, 2015 compared to $172.8 million for the nine months ended September 30, 2014 based primarily on increased sales volume of our disposable sensors due to the continued growth of our installed base of customers using our G4 PLATINUM and G5 Mobile systems and durable systems to both new and existing customers. Revenue attributable to our disposable sensors and durable systems was approximately 70% and 30%, respectively, of total product revenue, for each of the nine months ended September 30, 2015 and 2014. There were no sales of the SEVEN PLUS during the nine months ended September 30, 2015. Sales of the SEVEN PLUS represented less than 1% of our revenues for the nine months ended September 30, 2014.

Product cost of sales increased $26.6 million to $84.0 million for the nine months ended September 30, 2015 compared to $57.4 million for the nine months ended September 30, 2014 primarily due to increased sales volume. The product gross profit of $185.9 million for the nine months ended September 30, 2015 increased $70.5 million compared to $115.4 million for the same period in 2014, primarily due to increased revenue. In conjunction with the FDA approval and launch of the G4 PLATINUM with Share during the first quarter of 2015, the product gross profit for the nine months ended September 30, 2015 included $2.7 million in additional cost of goods sold, primarily related to $2.0 million in excess and obsolete inventory and free product delivered as part of our upgrade program. In conjunction with the FDA approval and launch of the G5 Mobile during the third quarter of 2015, the product gross profit for the nine months ended September 30, 2015 included a revenue deferral of $0.8 million and additional cost of goods sold of $0.6 million related to an upgrade program.
Revenue from products shipped to our Drop-Ship Distributors’ customers was $26.3 million, or 10%, of our total revenues for the nine months ended September 30, 2015 compared to $19.9 million, or 11%, of our total revenues for the nine months ended September 30, 2014. Revenue from products shipped to Stocking Distributors was $169.5 million, or 63%, of our total revenues for the nine months ended September 30, 2015 compared to $98.6 million, or 56%, of our total revenues for the nine months ended September 30, 2014.
Development grant and other revenues decreased $0.8 million to $1.3 million for the nine months ended September 30, 2015 compared to $2.1 million for the nine months ended September 30, 2014. We did not incur any development and other cost of sales during the nine months ended September 30, 2015. Development and other cost of sales was $0.6 million during the nine months ended September 30, 2014. The decrease in development grant and other revenues during the nine months ended September 30, 2015 was primarily due to the completion of development activities with Edwards. The decrease in costs associated with development was primarily due to fewer development obligations during the period with respect to our collaboration and development arrangements.
Research and Development. Research and development expense increased $61.2 million to $109.0 million for the nine months ended September 30, 2015, compared to $47.8 million for the nine months ended September 30, 2014. The increase was primarily due to the upfront fee related to GLS Collaboration Agreement, as well as additional headcount and costs to support development of future products. Significant elements of the increase in research and development costs included $36.5 in non-cash expense associated with the issuance of 404,591 shares in August 2015 related to the GLS Collaboration Agreement, $8.4 million in additional share-based compensation driven by higher grant date fair value of awards as a result of our increasing stock price, and $8.1 million in additional salaries, bonus and payroll related costs.
Selling, General and Administrative. Selling, general and administrative expense increased $44.7 million to $136.9 million for the nine months ended September 30, 2015, compared to $92.2 million for the nine months ended September 30, 2014. The increase was primarily due to higher headcount related selling costs and marketing costs to support revenue growth and the continued commercialization of our products. Significant elements of the increase in selling, general, and administrative expenses included $12.7 million in additional share-based compensation costs driven by higher grant date fair value of awards as a result of our increasing stock price, $10.6 million in additional salaries, bonus, and payroll related costs, $6.2 million in additional marketing costs, and $2.2 million in additional facilities costs.
Interest Expense. Interest expense was $0.4 million for the nine months ended September 30, 2015 compared to $0.6 million for the nine months ended September 30, 2014 and is related to our Loan Agreement.
Liquidity and Capital Resources
We have incurred losses since our inception in May 1999. As of September 30, 2015, we had an accumulated deficit of $556.9 million and had working capital of $144.9 million. Our cash, cash equivalents and marketable securities totaled $113.3 million. To date, we have funded our operations primarily through offerings of equity securities and debt, and the sales of our products.

In July 2013, we were awarded the Helmsley Grant from the Helmsley Trust to accelerate the development of our Gen 6 Sensor. The funding was milestone based and was contingent upon our meeting specific development milestones related to the Gen 6 Sensor over a period of several years. All such milestones have now been met. Upon the successful commercialization of the Gen 6 Sensor, we are obligated to either (1) make royalty payments of up to $2.0 million per year for four years, or (2) at our sole election, make a one-time $6.0 million royalty payment. As of September 30, 2015, we have received the full $4.0 million of the Helmsley Grant funds.
Cash Flow Summary

(In millions)	Nine Months Ended September 30,		Change
	2015	2014
Net cash provided by operating activities	$37.7	$15.2	$22.5
Net cash used in investing activities	$(38.8)	$(12.1)	$(26.7)
Net cash provided by financing activities	$14.6	$16.9	$(2.3)

Net Cash Provided by Operating Activities. The increase in cash provided by operations was primarily due to $62.8 million in higher non-cash charges primarily comprised of non-cash expense associated with the issuance of 404,591 shares in August 2015 related to the GLS Collaboration Agreement, share-based compensation, partially offset by an additional $4.9 million cash outflow from changes in operating assets and liabilities. The main drivers in the change in operating assets and liabilities included increases in accounts receivable, inventory and accounts payable and accrued liabilities, all as a result of our growth.
Net Cash Used in Investing Activities. The change in cash used in investing activities was primarily due to a $25.1 million increase in cash used to purchase marketable securities, and by the use of $21.7 million to purchase equipment to support manufacturing improvements and information technology infrastructure for the nine months ended September 30, 2015, compared to $11.6 million to purchase equipment for the nine months ended September 30, 2014, partially offset by a $9.0 million increase in proceeds from the maturity of marketable securities.
Net Cash Provided by Financing Activities. The decrease in cash provided by financing activities was due to $2.2 million decrease in proceeds from the issuance of common stock pursuant to the exercise of then-outstanding stock options for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.
Operating Capital and Capital Expenditure Requirements
We anticipate that we will continue to incur net losses as we incur expenses and expand the commercialization of our approved products, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.
We believe that our cash, cash equivalents, marketable securities balances, and projected cash contributions from our commercial operations will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs through at least September 30, 2016. If our available cash, cash equivalents and marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products or new markets for our existing products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, we cannot guarantee that we will be successful in obtaining additional cash contributions from future partnership arrangements. Our ability to transition to, and maintain profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we are unable to obtain additional financing, we may be required to reduce planned increases in compensation related expenses or other operating expenses related to research, development, and commercialization activities, which could have an adverse impact on our ability to achieve our intended business objectives.
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
Contractual Obligations
We are party to various purchase arrangements related to components used in manufacturing and research and development activities. As of September 30, 2015, we had firm purchase commitments with certain vendors totaling approximately $43.2 million due within one year. There are no material purchase commitments due beyond one year.
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
Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our accounting policies and estimates which are most critical to a full understanding and evaluation of our reported financial results are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There were no material changes to our critical accounting policies during the nine months ended September 30, 2015.
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
In July 2015, the FASB issued guidance to change the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The guidance requires that inventory accounted for under the first-in, first-out (FIFO) or average cost methods be measured at the lower of cost and net realizable value, where net realizable value represents the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for us beginning in the first quarter of fiscal 2018. Earlier application is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the effect this guidance will have on our consolidated financial statements.

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
We have incurred net losses in each year since our inception in May 1999, including a net loss of $59.1 million for the nine months ended September 30, 2015. As of September 30, 2015, we had an accumulated deficit of $556.9 million. We have financed our operations primarily through private and public offerings of equity securities and debt, and the sales of our products. We have devoted substantial resources to:

•	research and development relating to our continuous glucose monitoring systems;

•	sales and marketing and manufacturing expenses associated with the commercialization of our G4 PLATINUM and G5 Mobile systems; and

•	expansion of our workforce.
We expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products, including our next generation sensors, transmitters and sensor augmented insulin pump and other collaborations. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public healthcare and medical device companies. As a result, we expect we may continue to incur operating losses in the future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity.
If we are unable to continue the development of an adequate sales and marketing organization, or if our direct sales organization is not successful, we may have difficulty achieving market awareness and selling our products.
To achieve commercial success for the G4 PLATINUM and G5 Mobile systems and our future products, we must continue to develop and grow our sales and marketing organization and enter into partnerships or other arrangements to market and sell our products. Developing and managing a direct sales organization is a difficult, expensive and time consuming process. To be successful we must:

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
We currently employ a direct sales force to market our products in the United States. In the United States, our sales force calls directly on healthcare providers and people with diabetes throughout the country to initiate sales of our products. Our sales organization competes with the experienced, larger and well-funded marketing and sales operations of our competitors. We may not be able to successfully manage our dispersed sales force, or increase our product sales at acceptable rates.
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
We may require additional funding to continue the commercialization of our G4 PLATINUM and G5 Mobile systems, or the development and commercialization of our future generation and other continuous glucose monitoring systems, including our sensor augmented insulin pump systems developed in collaboration with Animas and Tandem and our collaboration with Google Life Sciences.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our next generation ambulatory continuous glucose monitoring sensors and systems. For the nine months ended September 30, 2015, we generated $37.7 million in net cash from operating activities, compared to $15.2 million for the same period in 2014, and as of September 30, 2015, we had working capital of $144.9 million which included $113.3 million in cash, cash equivalents and short-term marketable securities. We expect that our cash generated by operations will increase in each of the next several years, and, although we have the ability to borrow up to an additional $15.0 million pursuant to the Loan Agreement we entered into with Silicon Valley Bank and Oxford Finance in November 2012, we may need additional funds to continue the commercialization of our current products and to develop and commercialize our next generation sensors and systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we may need will depend on many factors, including:

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
We have entered into distribution arrangements to leverage established distributors already engaged in the diabetes marketplace. We have entered into distribution agreements with Byram and Edgepark, pursuant to which we generated approximately 19% and 10%, respectively, of our total revenue during the nine months ended September 30, 2015. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. Additionally, to the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States, Europe or other countries, our product margins could be lower than if we directly marketed and sold our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and people with diabetes in Europe or other countries will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe or other countries. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.

Although many third-party payors have adopted some form of coverage policy on continuous glucose monitoring devices, our products do not yet have simple broad-based contractual coverage with most third-party payors and we frequently experience administrative challenges in obtaining reimbursement for our customers. If we are unable to obtain adequately broad reimbursement at acceptable prices for our products or any future products from third-party payors, we will be unable to generate significant revenue.
As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although CMS in 2008 released HCPCS codes applicable to each of the three components of our continuous glucose monitoring systems to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those people with diabetes covered by third-party payors that have adopted policies for continuous glucose monitoring devices allowing for coverage of these devices if certain conditions are met. As of November 4, 2015, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our products by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on continuous glucose monitoring devices, typically, though not exclusively, under durable medical equipment benefits, those coverage policies frequently require significant medical documentation in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. In addition, Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain additional reimbursement arrangements, including under pharmacy benefits, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as requiring prospective reimbursement and second opinions, purchasing in groups, or redesigning benefits. Furthermore, we are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our dependence on the commercial success of the G4 PLATINUM and G5 Mobile systems makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the G4 PLATINUM and G5 Mobile systems, people without coverage who have diabetes may not use our products.
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
We may never receive approval or clearance from the FDA and other governmental agencies to market our next generation ambulatory system, expanded indications for use of current and future generation ambulatory systems, future SweetSpot software platforms, or any other continuous glucose monitoring system or related component under development.
Our continuous glucose monitoring systems are classified by the FDA as premarket approval, or PMA, medical devices. The PMA process requires us to prove the safety and efficacy of our ambulatory system to the FDA's satisfaction. This process can be expensive, prolonged and uncertain, requires detailed and comprehensive scientific and human clinical data, and may never result in the FDA granting a PMA. Any future general ambulatory system or expanded indications for use of current and future generation ambulatory systems will require approval of the applicable regulatory authorities. We intend to seek either 510(k) clearances or PMA approvals for certain changes and modifications to SweetSpot's existing software platform, but cannot predict when, if ever, those changes and modifications will be approved.
The FDA can refuse to grant a 510(k) clearance or delay, limit or deny approval of a PMA application or supplement for many reasons, including:

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
Even if approved or cleared by the FDA or other regulatory agencies, future generations of our ambulatory system, expanded indications for use of current and future generation ambulatory systems, SweetSpot, or any other continuous glucose monitoring system under development, may not be approved or cleared for the indications that are necessary or desirable for successful commercialization. We may not obtain the necessary regulatory approvals or clearances to market these continuous glucose monitoring systems in the United States or outside of the United States. Any delay in, or failure to receive or maintain, approval or clearance for the next generation of our ambulatory system could prevent us from generating revenue from these products or achieving profitability. The uncertain timing of regulatory approvals for future generations of our ambulatory products could subject our current inventory to excess or obsolescence charges, which could have an adverse effect on our operating results.

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
Based on our experience, complications from use of our products may include sensor errors, sensor failures, broken sensors, lodged sensors or skin irritation under the adhesive dressing of the sensor. Inflammation or redness, swelling, minor infection, and minor bleeding at the sensor insertion site are also possible risks with an individual's use of our products. However, if unanticipated long-term side-effects result from the use of our products or other glucose monitoring systems under development, we could be subject to liability and the adoption of our systems may become more limited. With respect to our G4 PLATINUM and G5 Mobile systems, our clinical trials have been limited to seven days of continuous use. It is possible that the results from our clinical studies and trials may not be indicative of the clinical results obtained when we examine the patients at later dates. We cannot assure you that repeated, long-term use would not result in unanticipated adverse effects, potentially even after the sensor is removed.

If we or our suppliers or distributors fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, the products could be subject to restrictions or withdrawal from the market.
Any product for which we obtain marketing approval will be subject to continual review and periodic inspections by the FDA and other regulatory bodies, which may include inspection of our manufacturing processes, post-approval clinical data and promotional activities for such product. The FDA's MDR regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury. We and our suppliers are also required to comply with the FDA's Quality System Regulation (“QSR”) and other regulations, which cover the methods and documentation of the design, testing, production, control, selection and oversight of suppliers or contractors, quality assurance, labeling, packaging, storage, complaint handling, shipping and servicing of our products. The FDA enforces the QSR through unannounced inspections. We currently manufacture our products at our headquarters facilities in San Diego, California. In these facilities we have more than 8,000 square feet of laboratory space and approximately 18,000 square feet of controlled environment rooms. During a routine FDA post-approval facility inspection ending on November 7, 2013, the FDA issued a Form 483 with several observations regarding DexCom MDR procedures and complaint reportability determinations. DexCom responded to the observations on November 26, 2013. On March 14, 2014, we received the 2014 Warning Letter from the FDA related to administrative deficiencies in filing MDRs. On April 2, 2014, we responded to the 2014 Warning Letter. On April 16, 2015, the FDA initiated an on-site inspection intended to both close out the 2014 Warning Letter and conduct our normal biennial quality system inspection. The FDA completed its inspection with no observations. On May 21, 2015, the FDA issued a letter closing the 2014 Warning Letter.
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
Our success and our ability to compete depend, in part, upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, copyright and trademark law, and trade secrets and nondisclosure agreements to protect our intellectual property. However, such methods may not be adequate to protect us or permit us to gain or maintain a competitive advantage. Our patent applications may not issue as patents in a form that will be advantageous to us, or at all. Our issued patents, and those that may issue in the future, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products. In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011, the United States enacted sweeping changes to the United States patent system under the Leahy-Smith America Invents Act, including changes that would transition the United States from a “first-to-invent” system to a “first-to-file” system and alter the processes for challenging issued patents. These changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.
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
The market for glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In selling the G4 PLATINUM and G5 Mobile systems, we compete directly with Roche Diabetes Care, a division of Roche Diagnostics, LifeScan, Inc., a division of Johnson & Johnson, the MediSense and TheraSense divisions of Abbott Laboratories, and Bayer Corporation, each of which manufactures and markets products for the single-point finger stick device market. Collectively, these companies currently account for substantially all of the worldwide sales of self-monitored glucose testing systems. Several companies are developing or marketing short-term continuous glucose monitoring products that will compete directly with our products. To date, in addition to us, two other companies, Medtronic, Inc. ("Medtronic") and Abbott Diabetes Care, Inc. ("Abbott"), have received approval from the FDA to market, and actively market, continuous glucose monitors. Abbott has discontinued selling its Freestyle Navigator glucose monitoring system in the United States; however, Abbott filed a clinical study for home use of the Navigator II system in the United States and in October 2012, Abbott initiated a limited launch of the Navigator II system in Europe. We believe that Abbott is also conducting clinical studies on a new glucose monitoring platform and has conducted a limited commercial launch of this new system in Europe. We also believe Abbott has submitted a professional use version of this new system to the FDA for review. In addition, we believe that Roche and others, are developing invasive and non-invasive continuous glucose monitoring systems. Also, Medtronic, and other third parties, have developed, or are developing, insulin pumps augmented with continuous glucose monitoring systems that provide, among other things, the ability to suspend insulin administration while the user's glucose levels are low. Most of the companies developing or marketing competing devices are publicly traded or divisions of publicly traded companies, and these companies possess several competitive advantages, including:

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
In the ordinary course of our business, we enter into collaborative arrangements to develop new products and to pursue new markets, such as our agreements with Animas and Tandem, to integrate our continuous glucose monitoring technology into their respective insulin delivery systems, and our agreement with GLS to develop a series of next-generation continuous glucose monitoring products. We have also entered into an OUS Commercialization Agreement, as amended, with Animas pursuant to which Animas retains the right to develop and market outside the United States an ambulatory insulin pump that is combined with our continuous glucose monitoring technology which has been branded the Vibe. In May 2011, we, together with Animas, received CE Mark certification for the Vibe, allowing it to be marketed in the countries that recognize CE Mark approval. Animas received FDA approval for the Vibe system in December 2014. On September 9, 2015 Tandem received FDA approval for its sensor augmented insulin delivery system, the t:slim G4™ Insulin Pump.
We also previously entered into collaborative agreements with Insulet and Roche neither of which resulted in the successful development of a commercially viable product nor is anticipated to result in significant additional future revenues.
Many of the companies that we collaborate with are also competitors or potential competitors who may decide to terminate our collaborative arrangement. In the event of such a termination, we may be required to devote additional resources to product development and commercialization, we may need to cancel some development programs and we may face increased competition. Additionally, similar to the agreements with Roche, collaborations may not result in the development of products that achieve commercial success and could be terminated prior to developing any products. Former collaborators may use the experience and insights they develop in the course of their collaborations with us to initiate or accelerate their development of products that compete with our products, which may create competitive disadvantages for us. Accordingly, we cannot assure you that any of our collaborations will result in the successful development of a commercially viable product or result in significant additional future revenues.
In addition, our development timelines are highly dependent on our ability to achieve clinical endpoints and regulatory requirements and to overcome technology challenges, and may be delayed due to scheduling issues with patients and investigators, requests from institutional review boards, product performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts succeed, the FDA may not approve the combined products or may require additional product testing and clinical trials before approving the combined products, which would result in product launch delays and additional expense. If approved by the FDA, the combined products may not achieve acceptance in the marketplace by physicians and people with diabetes.
To date, no continuous glucose monitoring system has received FDA clearance as a replacement for single-point finger stick devices, and our current and future generation products may never be approved for that indication.
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
Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse (including system hacking or other unauthorized access by third parties to our systems) or malfunction of, or design flaws in, our products. We may be subject to product liability claims if our products cause, or merely appear to have caused, an injury. Claims may be made by customers, healthcare providers or others selling our products. The risk of product liability claims may increase if our products obtain approved labeling in the United States that allows for our patients to make diabetes treatment decisions.
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
We may be subject to claims against us even if the apparent injury is due to the actions of others or misuse of the device. Our customers, either on their own or following the advice of their physicians, may use our products in a manner not described in the products' labeling and that differs from the manner in which it was used in clinical studies and approved by the FDA. For example, our current systems are designed to be used by an individual continuously for up to seven days, but the individual might be able to circumvent the safeguards designed into the systems and use the products for longer than seven days. Off-label use of products by customers is common, and any such off-label use of our products could subject us to additional liability. The CE Mark for our G5 Mobile system includes an indication that allows patients to make diabetes treatment decisions based on the information generated by such systems, although it still requires finger stick calibrations twice per day. In addition, the FDA or other regulatory agencies may in the future approve similar diabetes treatment indications. We expect that such diabetes treatment indications could expose us to additional liability. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial volunteers or result in reduced acceptance of our products in the market.
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

Our products may not continue to achieve market acceptance.
We expect that sales of our G4 PLATINUM system, which consists of a handheld receiver, reusable transmitter and disposable sensor, and our G5 Mobile system which consists of a handheld receiver, reusable transmitter, disposable sensors and a smartphone application that securely identifies, receives, deciphers and displays information transmitted by the transmitter, will account for substantially all of our product revenue for the foreseeable future. If and when we receive FDA approval for and begin commercialization of our next generation continuous glucose monitoring systems and sensors, we expect most patients will migrate onto those systems. Notwithstanding our prior experience in selling our products, we might be unable to successfully expand the commercialization of our products on a wide scale for a number of reasons, including:

•
the FDA approval of our G5 Mobile system in the United States in August 2015 and the approval to sell our G5 Mobile system in the countries that recognize our CE Mark means that we have relatively limited experience selling our G5 Mobile system;

•
the approval for a Pediatric Indication of our G5 Mobile system in the United States, and the countries that recognize our CE Mark means that we have limited experience selling and marketing the G5 Mobile system to persons aged two to 17 years or their legal guardians;

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

•	the uncertainties associated with establishing and qualifying new manufacturing facilities;

•	except for the G5 Mobile under the CE Mark, our systems are not labeled as a replacement for the information that is obtained from single-point finger stick devices;

•	people with diabetes will need to incur the costs of our systems in addition to single-point finger stick devices;

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

Our G4 PLATINUM and G5 Mobile systems are more invasive than current self-monitored glucose testing systems, including single-point finger stick devices, and people with diabetes may be unwilling to insert a sensor in their body, especially if their current diabetes management involves no more than two finger sticks per day. Moreover, people with diabetes may not perceive the benefits of continuous glucose monitoring and may be unwilling to change their current treatment regimens. In addition, physicians tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products. Physicians may not recommend or prescribe our products until (i) there is more long-term clinical evidence to convince them to alter their existing treatment methods, (ii) there are additional recommendations from prominent physicians that our products are effective in monitoring glucose levels and (iii) reimbursement or insurance coverage is more widely available. We cannot predict when, if ever, physicians and people with diabetes may adopt more widespread use of continuous glucose monitoring systems, including our systems. If our systems do not achieve an adequate level of acceptance by people with diabetes, physicians and healthcare payors, we may not generate significant product revenue and we may not become profitable.

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
Other political and regulatory influences are also subjecting our industry to significant changes, and we cannot predict whether new regulations will emerge at the federal or state level, or abroad. The U.S. government may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect reimbursement for healthcare products such as our systems. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness and costs of different treatment technologies and modalities; imposing price controls and taxes on medical device providers; and other measures. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for our current and future products. These include changes that may reduce reimbursement rates for our products and changes that may be proposed or implemented by the current or future U.S. Presidential administration or Congress.
In addition, the comprehensive healthcare reform legislation included an annual excise tax on the sale of medical devices equal to 2.3% of the price of the device starting on January 1, 2013, which does not include, under Internal Revenue Service (“IRS”) guidance, our existing systems as they are medical devices deemed to be generally purchased by the general public at retail under such legislation. As a result, as of September 30, 2015, we believed that our current ambulatory products were exempt from the excise tax, except for our G4 PLATINUM system for professional use which is subject to the excise tax. The current tax liability related to our G4 PLATINUM system for professional use is immaterial, but may become material in the future. Notwithstanding our belief, if the IRS were to determine that this tax applies to any of our current or future products, our future operating results could be harmed, which in turn could cause the price of our stock to decline. In addition, because of the uncertainty surrounding these issues, the impact of this tax has not been reflected in our forward guidance.
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
We conduct limited commercial and marketing efforts in Canada, Europe, Australia, New Zealand, the Middle East, Latin America, Asia and Africa with respect to our continuous glucose monitoring systems and may seek to market our products in other regions in the future. Outside the United States, we can market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval in addition to other risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. In addition, in order to obtain the approval of our products in certain foreign jurisdictions, we may need to obtain a Certificate to Foreign Government from the FDA. The FDA may refuse to issue a Certificate to Foreign Government in certain instances, including without limitation, during the pendency of any outstanding warning letter. As a result, we may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside the United States on a timely basis, or at all.
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
If we are presented with appropriate opportunities, we could acquire or make other investments in complementary companies, products or technologies. In March 2012, we acquired SweetSpot. We may not realize the anticipated benefit of the acquisition of SweetSpot or any future acquisition, or the realization of the anticipated benefits may require greater expenditures than anticipated by us. We will likely face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of the operations and services of any acquired company, integration of acquired technology with our products, diversion of our management's attention from other business concerns, the potential loss of key employees or customers of the acquired businesses and impairment charges if future acquisitions are not as successful as we originally anticipate. If we fail to successfully integrate other companies, products or technologies that we acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing shareholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future. From January 1, 2015 through November 2, 2015, the closing price of our common stock on the NASDAQ Global Select Market was as high as $101.91 per share and as low as $54.21 per share.
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
We have entered into a loan and security agreement with the Silicon Valley Bank and Oxford Finance LLC to fund our business operations. This loan and security agreement imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of September 30, 2015, we were in compliance with the covenants imposed by the loan and security agreement. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
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
Anti-takeover effects of our charter documents and Delaware law could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.
In addition, there are provisions in our certificate of incorporation and bylaws, as well as provisions in the Delaware General Corporation Law, that may discourage, delay or prevent a change of control that might otherwise be beneficial to stockholders. For example:

•	our Board of Directors may, without stockholder approval, issue shares of preferred stock with special voting or economic rights;

•	our stockholders do not have cumulative voting rights and, therefore, each of our directors can only be elected by holders of a majority of our outstanding common stock;

•	a special meeting of stockholders may only be called by a majority of our Board of Directors, the Chairman of our Board of Directors, or our Chief Executive Officer;

•	our stockholders may not take action by written consent;

•	our Board of Directors is divided into three classes, only one of which is elected each year; and

•	we require advance notice for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following exhibits are filed as a part of this report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

10.33	Collaboration and License Agreement between DexCom Inc., and Google Life Sciences, LLC dated August 10, 2015**					X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

DEXCOM, INC. (Registrant)

Dated: November 4, 2015	By:	/s/ Kevin R. Sayer
Kevin R. Sayer, President & Chief Executive Officer (Principal Executive Officer)

Dated: November 4, 2015	By:	/s/ JESS ROPER
Jess Roper, Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)