Form 10-K
period 2015-12-31
DEXCOM INC
filed 2016-02-23
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-51222
DEXCOM, INC.
(Exact name of Registrant as specified in its charter)

Delaware	33-0857544
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
6340 Sequence Drive San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, including area code: (858) 200-0200
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value Per Share	The NASDAQ Stock Market LLC (Nasdaq Global Select Market)
Preferred Stock Purchase Rights, $0.001 Par Value Per Share	The NASDAQ Stock Market LLC (Nasdaq Global Select Market)
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
Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6,284,835,598 based on the closing sales price as reported on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 18, 2016
Common stock, $0.001 par value per share	81,740,827 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.
Designated portions of the Proxy Statement relating to the 2016 Annual Meeting of the Stockholders (the “Proxy Statement”): Part III (Items 9, 10, 11, 12, and 13). Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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
Overview
We are a medical device company primarily focused on the design, development and commercialization of continuous glucose monitoring (“CGM”) systems for ambulatory use by people with diabetes and by healthcare providers in the hospital for the treatment of people with and without diabetes. Unless the context requires otherwise, the terms "we," "us," "our," the "company," or "DexCom" refer to DexCom, Inc. and its subsidiaries.
Products
Ambulatory Product Line: SEVEN® PLUS, DexCom G4®, DexCom G4® PLATINUM, DexCom ShareTM System and DexCom G5® Mobile
We received approval from the Food and Drug Administration ("FDA") and commercialized our first product in 2006. In 2009 we received approval and began commercializing our third generation system, the DexCom SEVEN PLUS. We no longer market or provide support for the DexCom SEVEN PLUS system. On June 14, 2012, we received Conformité Européenne Marking (“CE Mark”) approval for our fourth generation continuous glucose monitoring system, the DexCom G4 system, enabling commercialization of the DexCom G4 system in the European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize the CE Mark. On October 5, 2012, we received approval from the FDA for the DexCom G4 PLATINUM, which is designed for up to seven days of continuous use by adults with diabetes, and we began commercializing this product in the United States in the fourth quarter of 2012. On February 14, 2013, we received CE Mark approval for a pediatric indication for our DexCom G4 system, enabling us to market and sell this system to persons two years old and older who have diabetes (hereinafter referred to as the "Pediatric Indication"), and we initiated a limited commercial launch in the second quarter of 2013. In connection with our receipt of CE Mark approval for the Pediatric Indication, we changed the name of the DexCom G4 system to the DexCom G4 PLATINUM system. On February 3, 2014, we received approval from the FDA for a Pediatric Indication for the DexCom G4 PLATINUM system in the United States. On June 3, 2014, we received approval from the FDA for an expanded indication for the DexCom G4 PLATINUM for professional use. This expanded indication allows healthcare professionals to purchase the DexCom G4 PLATINUM system for use with multiple patients. Healthcare professionals can use the insights gained from a DexCom G4 PLATINUM professional session to adjust therapy and to educate and motivate patients to modify their behavior after viewing the effects that specific foods, exercise, stress, and medications have on their glucose levels. On January 23, 2015, we received approval from the FDA for the DexCom G4 PLATINUM with Share, which is designed for up to seven days of continuous use, and we began commercializing this product in the United States in the first quarter of 2015. The DexCom G4 PLATINUM with Share remote monitoring system uses a secure wireless connection between a patient's receiver and an app on the patient's iPhone®, iPod touch®, or iPad® mobile digital device to transmit glucose information to apps on the mobile devices of up to five designated recipients, or "followers," who can remotely monitor a patient's glucose information and receive alert notifications anywhere they have an Internet or cellular connection. Unless the context requires otherwise, the term "G4 PLATINUM" shall refer to the DexCom G4 and DexCom G4 PLATINUM systems (and all associated indications of use for such systems including without limitation, associated DexCom Share System functionalities) that are commercialized by us in and outside of the United States.

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
On January 23, 2015, the FDA approved a version of the G4 PLATINUM Receiver that includes the DexCom Share System. The G4 PLATINUM Receiver with Share remote monitoring system uses a secure wireless connection via Bluetooth Low Energy between a patient's receiver and a mobile application on the patient's iPhone, iPod touch, or iPad mobile digital device to transmit glucose information to mobile applications on the mobile devices of up to five designated recipients, or "followers," without the need to use the DexCom SHARE Cradle component. The mobile applications that comprise the DexCom Share System were classified by the FDA as Class II, exempt, due to the fact that these mobile applications were secondary displays of the associated G4 PLATINUM Receiver. With the mobile applications classified as Class II, exempt, DexCom must comply with certain general and special controls required by the FDA but does not need prior FDA approval to commercialize changes to the DexCom Share System. We began commercialization of the G4 PLATINUM with Share in the first quarter of 2015 and discontinued the DexCom SHARE Cradle. Effective April 24, 2015, our DexCom Share System also supports the Apple WatchTM, allowing the Apple Watch to utilize DexCom Share System functionality. Effective June 2, 2015, the mobile application for the Share System followers became available for Android devices.
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

In-Hospital Product Line: GlucoClear®
To address the in-hospital critical care patient population, on November 10, 2008 we entered into a “Manufacturing and Supply Agreement,” a “Quality Agreement,” and a “Collaboration Agreement,” with Edwards Lifesciences LLC (“Edwards”) to develop jointly and market a specific glucose monitoring product platform for the in-hospital critical care market. On October 30, 2009, the first generation blood-based in-vivo automated glucose monitoring system, which was branded the GlucoClear, received CE Mark approval for use by healthcare providers in the hospital. In January 2013, Edwards received CE Mark approval for the second generation system. In 2014, Edwards announced that it was likely to cease the commercialization of the GlucoClear system. On September 3, 2015, we and Edwards entered into a Restatement of License, Termination of Collaboration & Release Agreement (the “Restated Agreement”), terminating each of the “Manufacturing and Supply Agreement” and “Quality Agreement,” and amending in part the “Collaboration Agreement.” Pursuant to the Restated Agreement, DexCom and Edwards agreed to a mutual release of claims, including any activities related to further development obligations or milestone payments. In addition, the Restated Agreement provides Edwards with a fully paid-up, royalty-free license to use certain of DexCom’s intellectual property solely in the field of blood-based glucose monitoring within the hospital environment. Under the Restated Agreement, DexCom reserves the right to market and sell its interstitial continuous glucose monitoring technology in all settings, including within the hospital market. No payments are required by either party in connection with the Restated Agreement.
SweetSpot
Through our acquisition of SweetSpot in 2012, we have a software platform that enables our customers to aggregate and analyze data from certain diabetes devices and to share it with their healthcare providers. In November 2011, SweetSpot received 510(k) clearance from the FDA to market to clinics its initial cloud-based data management service, which helps healthcare providers and patients see, understand and use blood glucose meter data to diagnose and manage diabetes. SweetSpot has also developed a data transfer service that is registered with the FDA as a Medical Device Data System. This data transfer service allows researchers to control the transfer of data from certain diabetes devices to research tools and databases according to their own research workflows. SweetSpot’s software provides an advanced cloud-based platform for uploading, processing and delivering health data and transforms raw output from certain medical devices into useful information for healthcare providers, individuals and researchers.
Sensor Augmented Insulin Pumps
We are leveraging our technology platform to enhance the capabilities of our current products and to develop additional continuous glucose monitoring products. In 2008 and 2015, we entered into development agreements with Animas Corporation (“Animas”), a subsidiary of Johnson & Johnson, and in 2012 and 2015 we entered into development agreements with Tandem Diabetes Care, Inc. (“Tandem”). The purpose of each of these development relationships is to integrate our technology into the insulin pump product offerings of the respective partner, enabling the partner's insulin pump to receive glucose readings from our transmitter and display this information on the pump's screen. The Animas insulin pump product augmented with our sensor technology has been branded the Vibe®, and received CE Mark approval in May 2011, which allows Animas to market the Vibe in the countries that recognize CE Mark approvals. In December 2014, Animas received FDA approval for the VIBE system in the United States and began commercializing this product in 2015. In July 2014, Tandem filed their submission for FDA approval of their CGM-enabled insulin pump in the United States. In September 2015 Tandem announced it had received FDA approval of its t:slim G4™ Insulin Pump, a touch-screen pump that is integrated with our G4 PLATINUM system and is indicated for use by people 12 years of age or older who use insulin. Tandem began commercializing this product in September 2015.
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

On August 10, 2015, we entered into a Collaboration and License Agreement (the “Verily Collaboration Agreement”) with Google Life Sciences LLC, now named Verily Life Sciences (“Verily”). Pursuant to the Verily Collaboration Agreement, we and Verily have agreed to jointly develop a series of next-generation continuous glucose monitoring products. The Verily Collaboration Agreement provides us with an exclusive license to use certain intellectual property of Verily related to the development, manufacture and commercialization of the products contemplated under the Verily Collaboration Agreement. The Verily Collaboration Agreement provides for the establishment of a joint steering committee, joint development committee and joint commercialization committee to oversee and coordinate the parties’ activities under the collaboration. We and Verily have agreed to make committee decisions by consensus.
Background
From inception to 2006, we devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. Since 2006, we have devoted considerable resources to the commercialization of our ambulatory continuous glucose monitoring systems, including the G4 PLATINUM and G5 Mobile, as well as the continued research and clinical development of our technology platform.
The International Diabetes Federation (“IDF”) estimates that in 2015, 415 million people around the world had diabetes, and the Centers for Disease Control (“CDC”) estimates that in 2012, diabetes affected 29.1 million people in the United States, of which 8.1 million were undiagnosed. IDF estimates that by 2040, the worldwide incidence of people suffering from diabetes will reach 642 million. According to the CDC's National Vital Statistics Reports for 2010, diabetes was the seventh leading cause of death by disease in the United States. According to the Congressional Diabetes Caucus, diabetes is the leading cause of kidney failure, adult-onset blindness, lower-limb amputations, and significant cause of heart disease and stroke, high blood pressure and nerve damage. According to the IDF, there were an estimated 5 million deaths attributable to diabetes globally in 2015 between the ages of 20 and 79 years. The American Diabetes Association (“ADA”) Fast Facts, revised in July 2014, states that diabetes is the primary cause of death for more than 69,000 Americans each year, and contributes to the death of more than 234,000 Americans annually. According to an article published in The New England Journal of Medicine in November 2014, excess mortality for people with diabetes with ages of less than 30 years is largely explained by acute complications of diabetes.
According to the CDC 2011 National Diabetes Fact Sheet, in the United States, another individual is diagnosed with diabetes every 17 seconds. As reported by the Congressional Diabetes Caucus website, 1.9 million people will be diagnosed with diabetes this year, approximately 5,082 people per day. In 2012 alone there were about 1.7 million people 20 years or older diagnosed. In addition to those newly diagnosed, the Congressional Diabetes Caucus website reports that every 24 hours there are: 238 amputations in people with diabetes, 120 people who enter end-stage kidney disease programs, and 48 people who go blind.
According to the ADA, one in every five healthcare dollars was spent on treating diabetes in 2012, and the direct medical costs and indirect expenditures attributable to diabetes in the United States were an estimated $245 billion, an increase of $71 billion, or approximately 41%, since 2007. Of the $245 billion in overall expenses, the ADA estimated that approximately $176 billion were direct costs associated with diabetes care, chronic complications and excess general medical costs, and $69 billion were indirect medical costs. The ADA also found that average medical expenditures among people with diagnosed diabetes were 2.3 times higher than for people without diabetes in 2012. According to the IDF, expenditures attributable to diabetes were an estimated $673 to $1,197 billion globally in 2015. The IDF estimates that expenditures attributable to diabetes will grow to a range of $802 to $1,452 billion globally by 2040.
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
Commercial Operations
We have built a direct sales organization in the United States to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. The approval by the FDA of a Pediatric Indication for our G4 PLATINUM system in February 2014 and the approval of a Pediatric Indication associated with our G5 Mobile System in August 2015, allows our sales organization to call on pediatric endocrinologists and pediatricians who can educate and influence adoption of continuous glucose monitoring by parents who have children aged two years or older with diabetes. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. To complement our direct sales efforts, we have entered into United States and international distribution arrangements that allow distributors to sell our products. We believe our direct, highly specialized and focused sales organization and our domestic and international distribution agreements are sufficient for us to support our sales efforts for at least the next twelve months.
Product revenues are generated from the sale of durable continuous glucose monitoring systems (receivers and transmitters) and disposable sensors through a direct sales force in the United States as well as through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Asia, Latin America, the Middle East and Africa. The sensor is inserted by the user and is intended to be used continuously for up to seven days, after which it may be replaced with a new disposable sensor. Our transmitter is reusable until it reaches the end of its battery life. Our receiver is reusable. As we establish an installed base of customers using our products, we expect to generate an increasing portion of our revenues through recurring sales of our disposable sensors.
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
Diabetes is typically classified into two major groups: Type 1 and Type 2. According to the ADA and JDRF, respectively, as of 2012 there were an estimated 1.3 million people with Type 1 diabetes in the United States. Type 1 diabetes is an autoimmune disorder that usually develops during childhood and is characterized by an absence of insulin, resulting from destruction of the insulin producing cells of the pancreas. Individuals with Type 1 diabetes must rely on frequent insulin injections in order to regulate and maintain blood glucose levels. According to the ADA, in 2012 there were approximately 29.1 million people with diabetes in the United States, of which approximately 27.8 million people have Type 2 diabetes. Type 2 diabetes is a metabolic disorder which results when the body is unable to produce sufficient amounts of insulin or becomes insulin resistant. Depending on the severity of Type 2 diabetes, individuals may require diet and nutrition management, exercise, oral medications or insulin injections to regulate blood glucose levels. We estimate that approximately 4.7 million Type 2 patients must use insulin to manage their diabetes.

There are various subgroups of people with diabetes, including in-hospital patients, who present significant management challenges. According to the ADA, diabetes related hospitalizations totaled 43.1 million days in 2012, an increase of 18.8 million days from 2007. Additionally, studies show that many hospital patients without diabetes suffer episodes of hyperglycemia. According to a Diabetes Care article, as of 1998, as many as 1.5 million hospitalized patients had significant hyperglycemia without a history of diabetes. A November 2001 article in the New England Journal of Medicine summarized a study of over 1,500 hospitalized patients, of which only 13% had diabetes, which concluded that intensive insulin therapy to maintain blood glucose levels within a target range reduced mortality among critically ill patients in the surgical intensive care unit and improved patient outcomes. According to the CDC, as of 2009 there were 5.5 million hospital discharges with diabetes as a listed diagnosis and 688,000 hospital discharges with diabetes listed as the primary diagnosis. More than 40% of all health care expenditures attributed to diabetes come from higher rates of hospital admission and longer average lengths of stay per admission, constituting the single largest contributor to the medical cost of diabetes. Of the projected $475 billion in national expenditures for hospital inpatient care, approximately $124 billion is incurred by people who have diabetes, of which $76 billion is directly attributed to their diabetes.
According to JDRF, 40,000 people are diagnosed with Type 1 diabetes each year in the United States and between the years 2001-2009 there was a 21% increase in the prevalence of Type 1 diabetes in people under the age of 20. In addition, according to the National Diabetes Statistics Report in 2009 there were an estimated 18,436 people younger than the age of 20 years old diagnosed with Type 1 diabetes in the United States. Type 2 diabetes is occurring with increasing frequency in young people, with the increase in prevalence related to an increase in obesity amongst children. According to the CDC, as of 2012, approximately 17% of children and adolescents aged 2-19 years, or 12.7 million children, in the United States were obese. Childhood obesity has more than doubled in children and quadrupled in adolescents in the past 30 years.
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
The DexCom Solution
Our G4 PLATINUM and G5 Mobile systems offer the following advantages to people with diabetes:

•
Improved Outcomes. Data published in a peer-reviewed article based on our approval support trial for our first system demonstrated that patients using the system showed statistically significant improvements in maintaining their glucose levels within the target range when compared to patients relying solely on single-point finger stick measurements. Additional peer-review published data has demonstrated that patients with access to seven days of continuous glucose data statistically improved glucose control by further increasing their time spent with glucose levels in the target range, thereby reducing time spent in both hyperglycemic and hypoglycemic ranges. Peer-review published data from our repeated use trial demonstrated a statistically significant reduction in hemoglobin A1c levels, a measure of the average amount of glucose in the blood over the prior three months, in patients using our system compared to patients relying solely on single-point finger stick measurements. Finally, results of a major multicenter clinical trial funded by the JDRF demonstrated that patients with Type 1 diabetes who used continuous glucose monitoring devices to help manage their disease experienced significant improvements in glucose control.

•
Access to Real-Time Values, Trend Information and Alerts. At the push of a button, people with diabetes can view their current glucose value, along with a graphical display of one-, three-, six-, twelve- or twenty-four-hour trend information on our receiver. Without continuous monitoring, the individual is often unaware if his or her glucose is rising, declining or remaining constant. Access to continuous real-time glucose measurements provides people with diabetes information that may aid in attaining better glucose control. Additionally, our G4 PLATINUM and G5 Mobile systems alert people with diabetes when their glucose levels approach inappropriately high or low levels so that they may intervene.

•
Intuitive User Interface. We have developed a user interface that we believe is intuitive and easy to use. The G4 PLATINUM and G5 Mobile receiver’s compact designs includes user-friendly buttons, an easy-to-read color display, simple navigation tools, audible alerts and graphical display of trend information.

•
Convenience and Comfort. Our G4 PLATINUM and G5 Mobile systems provide people with diabetes with the benefits of continuous monitoring, without having to perform finger stick tests for every measurement. Additionally, the disposable sensor electrode that is inserted under the skin is a very thin wire, minimizing potential discomfort associated with inserting or wearing the disposable sensor. The external portion of the sensor, including the transmitter, is small, has a low profile and is designed to be easily worn under clothing. The wireless receiver is the size of a small digital music player and can be carried discreetly in a pocket or purse. We believe that convenience is an important factor in achieving widespread adoption of a continuous glucose monitoring system.

•
Connectivity to Others. Our Share remote monitoring systems enable users of our G4 PLATINUM and G5 Mobile systems to have their sensor glucose information remotely monitored by their family or friends by wirelessly transmitting data through an app on the patient’s smart phone. Up to five designated recipients, or “followers,” can remotely monitor a patient’s glucose information and receive secondary alert notifications from almost anywhere via each follower's smart phone.

While we believe the G4 PLATINUM and G5 Mobile systems offer these advantages, people with diabetes may not perceive the benefits of continuous glucose monitoring and may be unwilling to change their current treatment regimens. Furthermore, we do not expect that our G4 PLATINUM or G5 Mobile systems will appeal to all types of people with diabetes. The G4 PLATINUM and G5 Mobile systems prompts a person with diabetes to insert a disposable sensor electrode under their skin at least every seven days, although we are aware of reports from the field that some individuals have been able to use sensors for periods longer than seven days. People with diabetes could find this process to be uncomfortable or inconvenient, and may be unwilling to insert a disposable sensor in their body, especially if their current diabetes management involves no more than two finger sticks per day. Additionally, the G4 PLATINUM and G5 Mobile systems (and our predecessor products) are not approved as a replacement device for single-point finger stick devices in the United States, must be calibrated initially using measurements from two single-point finger stick tests, and thereafter at least every 12 hours using single-point finger stick tests, and may be more costly to use.
Our Strategy
Our objective is to become the leading provider of continuous glucose monitoring systems and related products to enable people with diabetes to more effectively and conveniently manage their disease. We also developed and commercialized with Animas and Tandem products that integrate our continuous glucose monitoring technologies into the insulin pump delivery systems of the respective partners. In addition, we continue to pursue other development partnerships with additional insulin pump companies and other insulin delivery systems. To achieve these objectives, we are pursuing the following business strategies:

•
Establish our technology platform as the leading approach to continuous glucose monitoring and leverage our development expertise to rapidly bring products to market. We have developed proprietary core technology and expertise that provides a broad platform for the development of innovative products for continuous glucose monitoring. In addition to our early products, in October 2012, we received approval from the FDA for our fourth generation system, the DexCom G4 PLATINUM, and we began commercializing this product in the U.S. in the fourth quarter of 2012. In January 2015, we received approval from the FDA for the DexCom G4 PLATINUM with Share, and we began commercializing this product in the United States in the first quarter of 2015. In August 2015, we received approval from the FDA for the G5 Mobile, and we began commercializing this product in the United States and in certain countries in Europe in the third quarter of 2015. We plan to continue to invest in the development of our technology platform and to obtain additional FDA approvals for our continuous glucose monitoring systems for both the ambulatory and in-hospital markets as well as for insulin pump delivery systems and closed loop artificial insulin deliver systems that are integrated with our sensors. We expect to continue to provide performance improvements, expanded indications and introduce new products to establish and maintain a leadership position in the market. In the future, we may develop our technology to support applications beyond glucose sensing.

•
Drive the adoption of our ambulatory products through a direct sales and marketing effort. We have a small direct field sales force to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. In addition, the FDA’s approval of a Pediatric Indication for the G4 PLATINUM and G5 Mobile systems allow our direct field sales force to call on pediatric endocrinologists and pediatricians who can educate and influence parents to adopt continuous glucose monitoring for their children aged two years or older with diabetes. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. To complement our sales efforts, we have entered into distribution arrangements that allow distributors to sell our G4 PLATINUM and G5 Mobile systems. We currently sell our G4 PLATINUM and G5 Mobile systems only in the United States, Canada, Australia, New Zealand and in portions of Europe, Asia, Latin America, the Middle East and Africa, but plan to expand our sales elsewhere in the future.

•
Drive additional adoption through technology integration partnerships. We have development agreements with Animas and Tandem that have and will develop products that integrate our ambulatory product technology into their pumps, enabling the partner’s insulin pump to receive glucose readings from our transmitter and display this information on the pump’s screen. We believe people with diabetes who have adopted continuous subcutaneous insulin infusion are individuals who more aggressively manage their diabetes and may be more inclined to utilize our continuous glucose monitoring systems.

•
Seek broad coverage policies and reimbursement for our products. Our approved products are not reimbursed by virtue of a national coverage decision by Medicare. As of February 23, 2016, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. Many of these coverage policies, however, are restrictive in nature and require the policy holder to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. We have negotiated contracted rates with all seven of those third-party payors for the purchase of our products by their members. We currently employ in-house reimbursement expertise to assist people with diabetes in obtaining reimbursement from private third-party healthcare payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and both durable medical equipment contracts and pharmacy benefit contracts.

•
Drive increased utilization and adoption of our products through a cloud-based data repository platform. We are developing a software platform that enables people with diabetes to aggregate and analyze data from numerous diabetes devices and share the data with their healthcare providers. We believe that by producing reports detailing metrics such as the individual’s glycemic variability that may be shared with physicians and caregivers will lead to better health outcomes, and we expect that as more people with diabetes adopt our system, that utilization of our sensors will increase. The initial step to this platform was the launch, in September 2015, of CLARITYTM, our cloud-based reporting software for personalized, easy-to-understand analysis of trends that may improve diabetes management for users of our G5 Mobile systems.

•
Expand the use of our products to other patient care settings and patient demographics. The FDA has approved Pediatric Indications for the G4 PLATINUM and G5 Mobile systems, enabling us to market and sell that system in the United States to persons two years old and older who have diabetes. We believe our sensor technology may also be beneficial to women who develop gestational diabetes during their pregnancy and we intend to seek approval for a pregnancy indication in the future. We believe there is an unmet medical need for continuous glucose monitoring in the hospital setting. According to the ADA, diabetes related hospitalizations totaled 43.1 million days in 2012, an increase of 18.8 million days from 2007. In addition, studies show that many hospital patients without diabetes suffer episodes of hyperglycemia. As of 1998, as many as 1.5 million hospitalized patients in the United States had significant hyperglycemia without a history of diabetes. A study of over 1,500 hospitalized patients, of which only 13% had a history of diabetes, concluded that intensive insulin therapy to maintain blood glucose levels reduced mortality among critically ill patients in the surgical intensive care unit and improved patient outcomes. To address this patient population, we entered into an exclusive agreement with Edwards to develop jointly and market a specific product platform for the in-hospital critical care glucose monitoring market. This collaboration was substantially modified in 2015, as discussed later in this report.

•
Provide a high level of customer support, service and education. We support our sales and marketing efforts with a customer service program that includes customer training and support. We provide direct technical support by telephone 24 hours a day in the United States and Canada to customers, endocrinologists, physicians and diabetes educators to promote safe and successful use of our products.

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
In 2012 and 2015, we entered into development agreements with Tandem. The purpose of this relationship is to integrate our technology into the insulin pump product offerings of Tandem, enabling their insulin pumps to receive glucose readings from our transmitter and display this information on the pump’s screen.
Continuous Glucose Monitoring Disposable Sensor & Reusable Transmitter
Our sensor includes a tiny wire-like electrode coated with our sensing membrane system. This disposable sensor comes packaged with an integrated insertion device and is contained in a small plastic housing platform, or pod. The base of the pod has adhesive that attaches it to the skin. The sensor is intended to be easily and reliably inserted by the user by exposing the adhesive, placing the pod against the surface of the skin of the abdomen and pushing down on the insertion device. The insertion device first extends a narrow gauge needle containing the sensor into the subcutaneous tissue and then retracts the needle, leaving behind the sensor in the tissue and the pod adhered to the skin. The user then disposes of the insertion device and snaps the reusable transmitter to the pod. After a stabilization period of a few hours, the user is required to calibrate the receiver with two measurements from a single-point finger stick device and the disposable sensor begins wirelessly transmitting the continuous glucose data at specific intervals to the handheld receiver. Users are prompted by the receiver to calibrate the system twice per day with finger stick measurements throughout the seven day usage period to ensure reliable operation, which calibration may be accomplished by using any FDA approved blood glucose meter. Currently, the G4 PLATINUM and G5 Mobile systems are indicated for use as adjunctive devices to complement, not replace, information obtained from standard home blood glucose monitoring devices, although in the future we may seek replacement claim labeling from the FDA for the use of future generation sensors as the sole basis for making therapeutic adjustments.

The disposable sensor contained in the G4 PLATINUM and G5 Mobile systems are intended to function for up to seven days after which it may be replaced. After seven days, the user simply removes the pod and attached sensor from the skin and discards them while retaining the reusable transmitter. A new sensor and pod can then be inserted and used with the same receiver and transmitter for a subsequent seven day period. We are aware of reports from the field, however, that customers have been able to use sensors for periods longer than seven days.
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
Sales and Marketing
We have built a direct sales organization to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. We employ approximately 107 direct sales personnel and continue to add to our sales and marketing organization as necessary to support the commercialization of our products. We believe that referrals by physicians and diabetes educators, together with self-referrals by customers, have driven and will continue to drive adoption of our G4 PLATINUM and G5 Mobile systems. We directly market our products in the United States primarily to endocrinologists, physicians and diabetes educators. The approval by the FDA of Pediatric Indications for our G4 PLATINUM and G5 Mobile systems also allows our direct sales personnel to call on pediatric endocrinologists and pediatricians who can educate and influence adoption of continuous glucose monitoring by parents who have children aged two years or older with diabetes. Although the number of diabetes patients is significant, the number of physicians and educators influencing these patients is relatively small. As of 2008, there were an estimated 4,000 clinical endocrinologists in the United States. As a result, we believe our direct, highly specialized and focused sales organization is sufficient for us to support our sales efforts for the foreseeable future.
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

Competition
The market for blood glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions. Four companies, Roche Diabetes Care, a division of Roche Diagnostics; LifeScan, Inc., a division of Johnson & Johnson; the Diabetes Care division of Abbott Laboratories; and Panasonic Healthcare Holdings’ Ascensia Diabetes Care (formerly Bayer Diabetes Care), currently account for substantially all of the worldwide sales of self-monitored glucose testing systems. These competitors’ products use a meter and disposable test strips to test blood obtained by pricking the finger or, in some cases, the forearm. In addition, other companies are developing or marketing implantable, minimally invasive, or non-invasive glucose testing devices and technologies that could compete with our devices. There are also a number of academic and other institutions involved in various phases of our industry’s technology development.
Several companies have attempted to address the limitations of single-point finger stick devices by developing continuous glucose monitoring systems. To date, in addition to DexCom, we are aware that two other companies, Medtronic, Inc. ("Medtronic") and Abbott Diabetes Care, Inc. ("Abbott"), have received approval from the FDA to market, and actively market, continuous glucose monitors. Abbott has discontinued selling its Freestyle Navigator glucose monitoring system in the United States; however, Abbott filed a clinical study for home use of the Navigator II system in the United States and in October 2012 they initiated a limited launch of the Navigator II system in Europe. We believe that Abbott is also conducting clinical studies on a new glucose monitoring platform and has commercialized this new system in Europe. Except for our SEVEN, SEVEN PLUS, G4 PLATINUM, and G5 Mobile systems, we believe that none of the products that have received FDA approval are labeled for more than six days of use. We also believe that none of the FDA approved products are labeled for use as a replacement for single-point finger stick devices.
A number of companies, including Roche, are developing next generation real-time continuous glucose monitoring or sensing devices and technologies as well as several other companies that are developing implantable, minimally invasive, or non-invasive continuous glucose monitoring products to measure the patient’s glucose level. The majority of the non-invasive technologies do not pierce the skin, but instead typically analyze signatures reflected back from energy that has been directed into the patient’s skin, tissue or bodily fluids.
Many of our competitors are either publicly traded or are divisions of publicly traded companies, and they enjoy several competitive advantages over us. See Risk Factors - “We operate in a highly competitive market and face competition from large, well-established medical device manufacturers with significant resources, and, as a result, we may not be able to compete effectively.”
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
Manufacturing
We currently manufacture our products at our headquarters in San Diego, California. At December 31, 2015, these facilities had more than 8,000 square feet of laboratory space and approximately 18,000 square feet of controlled environment rooms. There are technical challenges to increasing manufacturing capacity, including FDA qualification of new manufacturing facilities, equipment design and automation, material procurement, problems with production yields, and quality control and assurance. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. We have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts, however we cannot guarantee that supply will not be constrained going forward. Additionally, the production of our continuous glucose monitoring systems must occur in a highly controlled and clean environment to minimize particles and other yield- and quality-limiting contaminants. Developing commercial-scale manufacturing facilities has and will continue to require the investment of substantial additional funds and the hiring and retaining of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience. Manufacturing is subject to numerous risks and uncertainties described in detail in “Risk Factors” below.
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
Third-Party Reimbursement
As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare and Medicaid (“CMS”) released 2008 Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those customers covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices that include our products. As of February 23, 2016, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our G4 PLATINUM and G5 Mobile systems by their members. Many of these coverage policies reimburse for our products under durable medical equipment benefits, are restrictive in nature and require the patient to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. In addition, customers who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist customers in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create and liberalize coverage policies with third-party payors, including obtaining reimbursement for our products under pharmacy benefits, and expect to continue to do so in fiscal 2016. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, people with diabetes may not use them on a widespread basis.
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
Intellectual Property
Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patent, copyright and other intellectual property laws, trade secrets, nondisclosure agreements and other measures to protect our proprietary rights. As of February 2016, we had obtained 284 issued U.S. patents, and had 276 additional U.S. patent applications pending. We believe it will take up to five years, and possibly longer, for these pending U.S. patent applications to result in issued patents. As of February 2016, we have 15 international applications filed under the Patent Cooperation Treaty, 31 granted European patents, 49 European patent applications pending, 9 granted Japanese patents, 11 Japanese patent applications pending, 30 registered U.S. trademarks, 19 pending U.S. trademark applications, 12 registered European trademarks, 8 pending European trademark application, and 2 registered Japanese trademarks. We also have 19 registered trademarks and 20 pending applications in a number of countries in Asia, Latin America and the Middle East.  In addition, we have Madrid Protocol Trademark registrations in 17 countries and 23 pending applications in each of a number of countries in Asia, Latin America, Europe and the Middle East.  Our patents begin expiring in 2017.
Together, our patents and patent applications seek to protect aspects of our core membrane and sensor technologies, and our product concepts for continuous glucose monitoring. We believe that our patent position provides us with sufficient rights to protect our current and proposed commercial products. However, our patent applications may not result in issued patents, and any patents that have been issued or might be issued may not protect our intellectual property rights. Furthermore, our patents may not be upheld. Any patents issued to us may be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. The steps we have taken may not prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. We also face risks associated with intellectual property infringement. See Risk Factors, “We are subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from shipping affected products, require us to obtain licenses from third parties or to develop non-infringing alternatives, and subject us to substantial monetary damages and injunctive relief. We may also be subject to other claims or suits.” and “Our inability to adequately protect our intellectual property could allow our competitors and others to produce products based on our technology, which could substantially impair our ability to compete.”
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

FDA Regulation
Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance or prior approval from the FDA through the premarket approval, or PMA process. Our G4 PLATINUM and G5 Mobile systems are classified by the FDA as PMA medical devices. The FDA classifies medical devices into one of three classes. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are subject to general controls such as labeling, pre-market notification, and adherence to the FDA’s Quality System Regulation (“QSR”). Class II devices are subject to special controls such as performance standards, post-market surveillance, FDA guidelines, or particularized labeling, as well as general controls. Some Class I and Class II devices are exempted by regulation from the pre-market notification (i.e., 510(k) clearance) requirement, and/or the requirement of compliance with substantially all of FDA’s manufacturing requirements, known as the QSR. As an example, the mobile applications that comprise the DexCom Share System were classified by the FDA as Class II, exempt, due to the fact that these mobile applications were secondary displays of the associated G4 PLATINUM or G5 Mobile Receiver. With the mobile applications classified as Class II exempt, DexCom must comply with certain general and special controls required by the FDA but does not need prior FDA approval to commercialize changes to the mobile applications. Some devices are placed in Class III, which requires approval of a PMA application, if they are deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or certain implantable devices, or to be “not substantially equivalent” either to a previously 510(k) cleared device or to a “preamendment” Class III device in commercial distribution before May 28, 1976 for which PMA applications have not been required.
Our G4 PLATINUM and G5 Mobile Systems (excluding associated DexCom Share System functionalities and mobile applications) have been classified as devices requiring PMA approval. A PMA application must be supported by valid scientific evidence, which typically requires extensive data, including technical, pre-clinical, clinical, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device. A PMA application also must include a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling. After a PMA-application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA. In addition, the FDA generally will conduct a pre-approval inspection of the manufacturing facility to evaluate compliance with QSR, which requires manufacturers to implement and follow design, testing, control, documentation and other quality assurance procedures. In July 2012, the FDA completed an inspection of our facilities, and did not identify any observations or require any other types of corrective action. During a routine FDA post-approval facility inspection ending on November 7, 2013, the FDA made several observations regarding DexCom MDR procedures and complaint reportability determinations.  DexCom responded to the observations on November 26, 2013. On March 14, 2014, we received the 2014 Warning Letter from the FDA related to administrative deficiencies in filing MDRs. On April 2, 2014, we responded to the 2014 Warning Letter. On April 16, 2015, the FDA initiated an on-site inspection intended to both close out the 2014 Warning Letter and conduct our normal biennial quality system inspection. The FDA completed its inspection with no observations. On May 21, 2015, the FDA issued a letter closing the 2014 Warning Letter.
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

Customer Notification
On February 23, 2016, we issued a customer notification regarding an issue with the audible alarms and alerts associated with our receivers (Dexcom G4 PLATINUM and Dexcom G5 Mobile). The issue with the audible alarms and alerts was identified as a result of our continuous review of complaints received from our customers. A failure of the audible alarms and alerts may cause our customers to not detect a severe hypoglycemic (low glucose) or hyperglycemic (high glucose) event. We are working to implement a solution for the audible alarms and alerts issue identified in the customer notification. The FDA is aware of this notification and a copy of this notification is available on the DexCom website at http://www.dexcom.com/notification. In the customer notification we have recommended that customers test the alarms and alerts on their receiver(s) every few days to make sure that the alarms and alerts are functioning properly.
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
HIPAA. The Health Insurance Portability and Accountability Act of 1996, as amended by the American Recovery and Reinvestment Act of 2009, or HIPAA created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.
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
Employees
As of December 31, 2015, we had 1,212 full-time employees and 297 contract and temporary employees. Approximately 271 full-time employees are engaged in research and development, clinical, regulatory and quality assurance, 343 in manufacturing and 598 in selling, general and administrative functions. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good.
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
We have incurred net losses in each year since our inception in May 1999, including a net loss of $57.6 million for the twelve months ended December 31, 2015. As of December 31, 2015, we had an accumulated deficit of $555.4 million. We have financed our operations primarily through private and public offerings of equity securities and debt, and the sales of our products. We have devoted substantial resources to:

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
We have also entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. Our United States distribution partnerships are focused on accessing underrepresented regions and, in some instances, third-party payors that contract exclusively with distributors. Our European and other international distribution partners call directly on healthcare providers to market and sell our products in Canada, Europe, Australia, New Zealand, Asia, the Middle East, Latin America and Africa. Because of the competition for their services, we may be unable to partner with or retain additional qualified distributors. Further, we may not be able to enter into agreements with distributors on commercially reasonable terms, if at all.

We may require additional funding to continue the commercialization of our G4 PLATINUM and G5 Mobile systems, or the development and commercialization of our future generation and other continuous glucose monitoring systems, including our sensor augmented insulin pump systems developed in collaboration with Animas and Tandem and our collaboration with Verily (formerly Google Life Sciences).
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our next generation ambulatory continuous glucose monitoring sensors and systems. For the twelve months ended December 31, 2015, we generated $49.0 million in net cash from operating activities, compared to $23.6 million for the same period in 2014, and as of December 31, 2015, we had working capital of $164.4 million which included $115.2 million in cash, cash equivalents and short-term marketable securities. Although we expect that our cash generated by operations will increase in each of the next several years, we may need additional funds to continue the commercialization of our current products and to develop and commercialize our next generation sensors and systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we may need will depend on many factors, including:

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
We have entered into distribution arrangements to leverage established distributors already engaged in the diabetes marketplace. We have entered into distribution agreements with Byram and Edgepark, pursuant to which we generated approximately 18% and 11%, respectively, of our total revenue during the twelve months ended December 31, 2015. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. Additionally, to the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States, Europe or other countries, our product margins could be lower than if we directly marketed and sold our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and people with diabetes in Europe or other countries will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe or other countries. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.

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
As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although CMS in 2008 released HCPCS codes applicable to each of the three components of our continuous glucose monitoring systems to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those people with diabetes covered by third-party payors that have adopted policies for continuous glucose monitoring devices allowing for coverage of these devices if certain conditions are met. As of February 23, 2016, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our products by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on continuous glucose monitoring devices, typically, though not exclusively, under durable medical equipment benefits, those coverage policies frequently require significant medical documentation in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. In addition, Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain additional reimbursement arrangements, including under pharmacy benefits, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as requiring prospective reimbursement and second opinions, purchasing in groups, or redesigning benefits. Furthermore, we are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our dependence on the commercial success of the G4 PLATINUM and G5 Mobile systems makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the G4 PLATINUM and G5 Mobile systems, people without coverage who have diabetes may not use our products.
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
Our continuous glucose monitoring systems are classified by the FDA as premarket approval, or PMA, medical devices. The PMA process requires us to prove the safety and efficacy of our ambulatory system to the FDA's satisfaction. This process can be expensive, prolonged and uncertain, requires detailed and comprehensive scientific and human clinical data, and may never result in the FDA granting a PMA. Any future general ambulatory system or expanded indications for use of current and future generation ambulatory systems will require approval of the applicable regulatory authorities. In addition, we intend to seek either 510(k) clearances or PMA approvals for certain changes and modifications to SweetSpot's existing software platform, but cannot predict when, if ever, those changes and modifications will be approved.

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
Even if approved or cleared by the FDA or foreign regulatory agencies, future generations of our ambulatory system, expanded indications for use of current and future generation ambulatory systems, SweetSpot, or any other continuous glucose monitoring system under development, may not be approved or cleared for the indications that are necessary or desirable for successful commercialization. We may not obtain the necessary regulatory approvals or clearances to market these continuous glucose monitoring systems in the United States or outside of the United States. Any delay in, or failure to receive or maintain, approval or clearance for our products could prevent us from generating revenue from these products or achieving profitability. The uncertain timing of regulatory approvals for future generations of our products could subject our current inventory to excess or obsolescence charges, which could have an adverse effect on our operating results.
If we are unable to successfully complete the pre-clinical studies or clinical trials necessary to support additional PMA or 510(k) applications or supplements, we may be unable to commercialize our continuous glucose monitoring systems under development, which could impair our financial position.
To support these and any future additional PMA or 510(k) applications or supplements, we together with our partners, must successfully complete pre-clinical studies, bench-testing, and clinical trials that will demonstrate that the product is safe and effective. Product development, including pre-clinical studies and clinical trials, is a long, expensive and uncertain process and is subject to delays and failure at any stage. Furthermore, the data obtained from the studies and trials may be inadequate to support approval of a PMA or 510(k) application and the FDA may request additional clinical data in support of those applications, which may result in significant additional clinical expenses and may delay product approvals. While we have in the past obtained, and may in the future obtain, an investigational device exemption (“IDE”) prior to commencing clinical trials for our products, FDA approval of an IDE application permitting us to conduct testing does not mean that the FDA will consider the data gathered in the trial to be sufficient to support approval of a PMA or 510(k) application or supplement, even if the trial's intended safety and efficacy endpoints are achieved. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including 510(k) and PMA submissions, by hiring new investigators and increasing the frequency and scope of its inspections of manufacturing facilities. The FDA's Center for Devices and Radiological Health is contemplating significant changes to the 510(k) process, which could complicate the product approval process for certain of our and our partner’s products, although we cannot predict the effect of such procedural changes and cannot ascertain if such changes will have a substantive impact on the approval of our products or our partners’ products. If we fail to adequately respond to any changes to the 510(k) submission process and associated matters, our business may be adversely impacted.
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
Potential long-term complications from our current or future products or other continuous glucose monitoring systems under development may not be revealed by our clinical experience to date.
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
Any product for which we obtain marketing approval will be subject to continual review and periodic inspections by the FDA and other regulatory bodies, which may include inspection of our manufacturing processes, post-approval clinical data and promotional activities for such product. The FDA's MDR regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury. An example of the difficulty of complying with the regulatory requirements associated with the manufacture of our products, on February 23, 2016, we issued a customer notification regarding the audible alarms and alerts associated with our receivers, as discussed earlier in the section entitled “Business - Customer Notification.” We and our suppliers are also required to comply with the FDA's Quality System Regulation (“QSR”) and other regulations, which cover the methods and documentation of the design, testing, production, control, selection and oversight of suppliers or contractors, quality assurance, labeling, packaging, storage, complaint handling, shipping and servicing of our products. The FDA enforces the QSR through unannounced inspections. We currently manufacture our products at our headquarters facilities in San Diego, California. In these facilities we have more than 8,000 square feet of laboratory space and approximately 18,000 square feet of controlled environment rooms. During a routine FDA post-approval facility inspection ending on November 7, 2013, the FDA issued a Form 483 with several observations regarding DexCom MDR procedures and complaint reportability determinations. DexCom responded to the observations on November 26, 2013. On March 14, 2014, we received the 2014 Warning Letter from the FDA related to administrative deficiencies in filing MDRs. On April 2, 2014, we responded to the 2014 Warning Letter. On April 16, 2015, the FDA initiated an on-site inspection intended to both close out the 2014 Warning Letter and conduct our normal biennial quality system inspection. The FDA completed its inspection with no observations. On May 21, 2015, the FDA issued a letter closing the 2014 Warning Letter.
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
The effect of these events can be difficult to quantify. For example, the effects of our February 23, 2016 notification discussed above could differ or vary from our initial estimates. If any of these actions were to occur, it would harm our reputation and cause our product sales and profitability to suffer. In addition, we believe events that could be classified as reportable events pursuant to MDR regulations are generally underreported by physicians and users, and any underlying problems could be of a larger magnitude than suggested by the number or types of MDRs filed by us. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements.

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
Our success and our ability to compete depend, in part, upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, copyright and trademark law, and trade secrets and nondisclosure agreements to protect our intellectual property. However, such methods may not be adequate to protect us or permit us to gain or maintain a competitive advantage. Our patent applications may not issue as patents in a form that will be advantageous to us, or at all. Our issued patents, and those that may issue in the future, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products. In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the United States Patent and Trademark Office, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011, the United States enacted sweeping changes to the United States patent system under the Leahy-Smith America Invents Act, including changes that would transition the United States from a “first-to-invent” system to a “first-to-file” system and alter the processes for challenging issued patents. These changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.
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
The market for glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In selling the G4 PLATINUM and G5 Mobile systems, we compete directly with Roche Diabetes Care, a division of Roche Diagnostics; LifeScan, Inc., a division of Johnson & Johnson; the Diabetes Care division of Abbott Laboratories, and Panasonic Healthcare Holdings’ Ascensia Diabetes Care (formerly Bayer Diabetes Care), each of which manufactures and markets products for the single-point finger stick device market. Collectively, these companies currently account for substantially all of the worldwide sales of self-monitored glucose testing systems. Several companies are developing or marketing short-term continuous glucose monitoring products that will compete directly with our products. To date, in addition to us, two other companies, Medtronic, Inc. ("Medtronic") and Abbott Diabetes Care, Inc. ("Abbott"), have received approval from the FDA to market, and actively market, continuous glucose monitors. Abbott has discontinued selling its Freestyle Navigator glucose monitoring system in the United States; however, Abbott filed a clinical study for home use of the Navigator II system in the United States and in October 2012 Abbott initiated a limited launch of the Navigator II system in Europe. We believe that Abbott is also conducting clinical studies on a new glucose monitoring platform and has commercialized this new system in Europe. We also believe Abbott has submitted a professional use version of this new system to the FDA for review. In addition, we believe that Roche and others, are developing invasive and non-invasive continuous glucose monitoring systems. Also, Medtronic, and other third parties, have developed, or are developing, insulin pumps augmented with continuous glucose monitoring systems that provide, among other things, the ability to suspend insulin administration while the user's glucose levels are low. Most of the companies developing or marketing competing devices are publicly traded or divisions of publicly traded companies, and these companies possess several competitive advantages, including:

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
In the ordinary course of our business, we enter into collaborative arrangements to develop new products and to pursue new markets, such as our agreements with Animas and Tandem, to integrate our continuous glucose monitoring technology into their respective insulin delivery systems, and our agreement with Verily to develop a series of next-generation continuous glucose monitoring products. We have also entered into an OUS Commercialization Agreement, as amended, with Animas pursuant to which Animas retains the right to develop and market outside the United States an ambulatory insulin pump that is combined with our continuous glucose monitoring technology which has been branded the Vibe. In May 2011, we, together with Animas, received CE Mark certification for the Vibe, allowing it to be marketed in the countries that recognize CE Mark approval. Animas received FDA approval for the Vibe system in December 2014. On September 9, 2015 Tandem received FDA approval for its sensor augmented insulin delivery system, the t:slim G4™ Insulin Pump.
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
Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse (including system hacking or other unauthorized access by third parties to our systems) or malfunction of, or design flaws in, our products. We may be subject to product liability claims if our products cause, or merely appear to have caused, an injury. Claims may be made by customers, healthcare providers or others selling our products. The risk of product liability claims may increase if our products obtain approved labeling in the United States that allows for our patients to make diabetes treatment decisions. The risk of claims may also increase if our products are subject to a product recall or seizure. An example of the difficulty of complying with the regulatory requirements associated with the manufacture of our products, on February 23, 2016, we issued a customer notification regarding the audible alarms and alerts associated with our receivers, as discussed earlier in the section entitled “Business - Customer Notification.”

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
There are a number of federal and state laws protecting the use and confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. These laws include state medical privacy laws, breach notification laws and federal and state consumer protection laws. The Department of Health and Human Services has promulgated regulations implementing the privacy and electronic security requirements set forth in the Administrative Simplification provisions of HIPAA. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. We are also subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information that may be more onerous than corresponding U.S. laws, including in particular the laws of Europe. If we are found to be in violation of the privacy rules under HIPAA or other laws, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

The majority of our operations are conducted at four facilities in San Diego, California. Any disruption at these facilities could increase our expenses.
We take precautions to safeguard our facilities, which include manufacturing protocols, insurance, health and safety protocols, and off-site storage of computer data. However, a natural disaster, such as a fire, flood, earthquake, an act of terrorism, cyber attack or other disruptive event could cause substantial delays in our operations, damage or destroy our manufacturing equipment, inventory, or records and cause us to incur additional expenses. Earthquakes are of particular significance since our primary manufacturing facilities in California are located in an earthquake-prone area. In the event our existing manufacturing facilities or equipment are affected by man-made or natural disasters, we may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business. The insurance we maintain against fires, floods, earthquakes and other natural disasters and similar events may not be adequate to cover our losses in any particular case. We are currently pursuing plans to establish a second facility outside of California to mitigate these risks.
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
In addition, the comprehensive healthcare reform legislation included an annual excise tax on the sale of medical devices equal to 2.3% of the price of the device starting on January 1, 2013, which does not include, under Internal Revenue Service (“IRS”) guidance, our existing systems as they are medical devices deemed to be generally purchased by the general public at retail under such legislation. The Protecting Americans from Tax Hikes Act of 2015 was enacted on December 18, 2015, which provides a two-year moratorium on the medical device excise tax.

As a result, as of December 31, 2015, we believed that our current ambulatory products were exempt from the excise tax, except for our G4 PLATINUM system for professional use which is subject to the excise tax. The current tax liability related to our G4 PLATINUM system for professional use is immaterial, but may become material in the future. Notwithstanding our belief, if the IRS were to determine that this tax applies to any of our current or future products, our future operating results could be harmed, which in turn could cause the price of our stock to decline. In addition, because of the uncertainty surrounding these issues, the impact of this tax has not been reflected in our forward guidance.
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
We are highly dependent on our senior management, especially Terry Gregg, our Executive Chairman, Kevin Sayer, our President and Chief Executive Officer, Steven R. Pacelli, our Executive Vice President of Strategy and Corporate Development, Jorge Valdes, our Executive Vice President and Chief Technical Officer, Andrew K. Balo, our Executive Vice President of Clinical, Regulatory, and Quality, and Richard Doubleday, our Executive Vice President and Chief Commercial Officer. Our success will depend on our ability to retain our current management and to attract and retain qualified personnel in the future, including sales persons, scientists, clinicians, engineers and other highly skilled personnel. Competition for senior management personnel, as well as sales persons, scientists, clinicians and engineers, is intense and we may not be able to retain our personnel. The loss of the services of members of our senior management, scientists, clinicians or engineers could prevent the implementation and completion of our objectives, including the commercialization of our current products and the development and introduction of additional products. The loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. Each of our officers may terminate their employment at any time without notice and without cause or good reason. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees.

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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future. From January 1, 2015 through February 23, 2016, the closing price of our common stock on the NASDAQ Global Select Market was as high as $101.91 per share and as low as $53.38 per share.

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
The fall in our common stock trading price that occurred in early February 2016, is an example of these risks.
Failure to comply with covenants in our loan agreement with Silicon Valley Bank and Oxford Finance LLC could result in our inability to borrow additional funds and adversely impact our business.
We have entered into a loan and security agreement with the Silicon Valley Bank and Oxford Finance LLC to fund our business operations. This loan and security agreement imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of December 31, 2015, we were in compliance with the covenants imposed by the loan and security agreement. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.

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

The following table summarizes the facilities we lease as of December 31, 2015, including the location and size of each principal facility, and their designated use.

Location	Approximate Square Feet	Operation	Lease Expiration Dates
San Diego, CA	327,000	Laboratory, Manufacturing, Research and Development, Warehouse, General and Administrative, Sales and Marketing	2022*
Portland, OR	4,100	Research and Development, General and Administrative	2017
Fort Lauderdale, FL	3,500	Research and Development	2015
Stockholm, Sweden	300	Sales	2017
* not including renewals that would be at our option to extend the term of this lease for two additional five-year terms.
On February 1, 2016, we leased an additional 132,600 square feet of office space in San Diego, CA through January 2022. For additional detail see Note 10 “Subsequent Events” in the Notes to our Consolidated Financial Statements in this Form 10-K.

We believe our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.

ITEM 3.	LEGAL PROCEEDINGS
We are subject to various claims, complaints and legal actions that arise from time to time in the normal course of business. In addition, from time to time, we may bring claims or initiate lawsuits against various third parties with respect to matters arising out of the ordinary course of our business, including commercial and employment related matters. We do not believe we are party to any currently pending legal proceedings, the outcome of which could have a material adverse effect on our operations or financial position. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
DexCom’s common stock is traded on the NASDAQ Global Select Market under the symbol “DXCM.” As of February 18, 2016, there were approximately 51 stockholders of record, excluding stockholders whose shares were held in nominee or street name by brokers. We have not paid any cash dividends, do not currently have plans to do so in the foreseeable future and the terms of our loan and security agreement restrict our ability to declare or pay any dividends.
The following table sets forth the high and low intraday sales price per share for DexCom’s common stock for the periods indicated:

	High	Low
Year Ended December 31, 2015
First Quarter	$64.64	$53.30
Second Quarter	$80.57	$60.80
Third Quarter	$103.29	$76.46
Fourth Quarter	$89.44	$70.29
	High	Low
Year Ended December 31, 2014
First Quarter	$49.83	$34.13
Second Quarter	$42.46	$28.09
Third Quarter	$46.37	$34.67
Fourth Quarter	$58.32	$38.77
Neither we nor any affiliated purchaser repurchased any of our equity securities in fiscal year 2015.
The information required by this Item concerning shares reserved for issuance under our equity compensation plans is incorporated by reference to information set forth in the Proxy Statement.

ITEM 6.	SELECTED FINANCIAL DATA
The consolidated statements of operations data for the years ended December 31, 2015, 2014, and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The statements of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 have been derived from our audited financial statements not included in this Annual Report. The following selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and related notes to those statements included elsewhere in this Annual Report.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in millions, except per share data)
Consolidated Statements of Operations Data:
Product revenue	$400.7	$257.1	$157.1	$93.0	$65.9
Development grant and other revenue	1.3	2.1	2.9	6.9	10.4
Total revenue	402.0	259.2	160.0	99.9	76.3
Product cost of sales	123.6	82.3	58.1	48.3	36.6
Development and other cost of sales	—	0.6	1.8	5.0	3.8
Total cost of sales	123.6	82.9	59.9	53.3	40.4
Gross profit	278.4	176.3	100.1	46.6	35.9
Operating expenses:
Research and development	137.5	69.4	44.8	38.3	29.6
Selling, general and administrative	198.0	128.4	84.2	64.0	51.1
Total operating expenses	335.5	197.8	129.0	102.3	80.7
Operating loss	(57.1)	(21.5)	(28.9)	(55.7)	(44.8)
Interest and other income	—	—	—	0.1	0.1
Interest expense	(0.4)	(0.8)	(0.9)	(0.2)	—
Loss before income taxes	(57.5)	(22.3)	(29.8)	(55.8)	(44.7)
Income tax expense (benefit)	0.1	0.1	—	(1.3)	—
Net loss	$(57.6)	$(22.4)	$(29.8)	$(54.5)	$(44.7)
Basic and diluted net loss per share attributable to common stockholders(1)	$(0.72)	$(0.30)	$(0.42)	$(0.79)	$(0.68)
Shares used to compute basic and diluted net loss per share attributable to common stockholders(1)	79.8	75.2	71.1	68.7	65.6

	As of December 31,
	2015	2014	2013	2012	2011
	(in millions)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term marketable securities	$115.2	$83.6	$54.6	$48.7	$82.0
Working capital	164.4	105.3	61.0	58.1	89.8
Total assets	292.0	184.6	122.5	106.0	120.5
Long term obligations	3.9	3.8	6.3	9.5	1.3
Total stockholders’ equity	221.2	140.2	84.1	77.0	104.5

(1)	See Note 2 of the notes to our consolidated financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are not purely historical regarding DexCom's or its management's intentions, beliefs, expectations and strategies for the future. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are made as of the date of this report, deal with future events, are subject to various risks and uncertainties, and actual results could differ materially from those anticipated in those forward looking statements. The risks and uncertainties that could cause actual results to differ materially are more fully described under “Risk Factors” and elsewhere in this report, and our other reports filed with the SEC. Except as required by law, we assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.
Overview
We are a medical device company primarily focused on the design, development and commercialization of continuous glucose monitoring (“CGM”) systems for ambulatory use by people with diabetes and for use by healthcare providers for the treatment of people with and without diabetes. Unless the context requires otherwise, the terms "we," "us," "our," the "company," or "DexCom" refer to DexCom, Inc. and its subsidiaries.
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
As of December 31, 2015, we generated $1.1 billion of product and development grant and other (non-product) revenue, and we have incurred net losses in each year since our inception in May 1999. As of December 31, 2015, we had an accumulated deficit of $555.4 million. We expect our losses to continue as we proceed with our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and debt, and the sales of our products.
Financial Operations
Revenue
We sell our durable systems and disposable units through a direct sales force in the United States and through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Asia, the Middle East, Latin America and Africa. We have contracts with certain distributors who stock our products, and we refer to these distributors as Stocking Distributors, whereby the distributors fulfill orders for our product from their inventory. We also have contracts with certain distributors that do not stock our products, but rather products are shipped directly to the customer by us on behalf of our distributor, and we refer to these distributors as Drop-Ship Distributors. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. Between 2008 and 2015, we entered into joint development and collaboration agreements with Animas and Tandem, as well as other third parties under agreements that have since expired or been terminated, under which we recognized development grant and other revenue received pursuant to each agreement ratably over the term of the development period. We recognize development milestones associated with each agreement as revenue upon achievement of each milestone if the milestone is considered substantive.
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
Results of Operations
Fiscal year ended December 31, 2015 Compared to December 31, 2014
Revenue, Cost of Sales and Gross Profit
Product revenues increased $143.6 million to $400.7 million for the twelve months ended December 31, 2015 compared to $257.1 million for the twelve months ended December 31, 2014 based primarily on increased sales volume of our disposable sensors due to the continued growth of our installed base of customers using our G4 PLATINUM and G5 Mobile systems and durable systems to both new and existing customers. Revenue attributable to our disposable sensors and durable systems was approximately 70% and 30%, respectively, of total product revenue, for each of the twelve months ended December 31, 2015 and 2014. There were no sales of the SEVEN PLUS, during the twelve months ended December 31, 2015. Sales of the SEVEN PLUS represented less than 1% of our revenues for the twelve months ended December 31, 2014.
Product cost of sales increased $41.3 million to $123.6 million for the twelve months ended December 31, 2015 compared to $82.3 million for the twelve months ended December 31, 2014 primarily due to increased sales volume. The product gross profit of $277.1 million for the twelve months ended December 31, 2015 increased $102.3 million compared to $174.8 million for the same period in 2014, primarily due to increased revenue. In conjunction with the FDA approval and launch of the G4 PLATINUM with Share during the first quarter of 2015, the product gross profit for the twelve months ended December 31, 2015 included $2.0 million in additional excess and obsolete inventory.
Revenue from products shipped to our Drop-Ship Distributors’ customers was $39.0 million, or 10%, of our total revenues for the twelve months ended December 31, 2015 compared to $31.8 million, or 12%, of our total revenues for the twelve months ended December 31, 2014. Revenue from products shipped to Stocking Distributors was $244.0 million, or 61%, of our total revenues for the twelve months ended December 31, 2015 compared to $143.2 million, or 55%, of our total revenues for the twelve months ended December 31, 2014.
Development grant and other revenues decreased $0.8 million to $1.3 million for the twelve months ended December 31, 2015 compared to $2.1 million for the twelve months ended December 31, 2014. We did not incur any development and other cost of sales during the twelve months ended December 31, 2015. Development and other cost of sales was $0.6 million during the twelve months ended December 31, 2014. The decrease in development grant and other revenues during the twelve months ended December 31, 2015 was primarily due to the completion of development activities with Edwards. The decrease in costs associated with development was primarily due to fewer development obligations during the period with respect to our collaboration and development arrangements.
Research and Development. Research and development expense increased $68.1 million to $137.5 million for the twelve months ended December 31, 2015, compared to $69.4 million for the twelve months ended December 31, 2014. The increase was primarily due to the upfront fee related to Verily Collaboration Agreement costs, additional headcount and costs to support development of future products. Significant elements of the increase in research and development costs included $36.5 million in non-cash expense associated with the issuance of 404,591 shares in August 2015 related to the Verily Collaboration Agreement, $12.4 million in additional salaries, bonus and payroll related costs, and $11.5 million in additional share-based compensation costs driven by the higher grant date fair value of awards as a result of our increased stock price.
Selling, General and Administrative. Selling, general and administrative expense increased $69.6 million to $198.0 million for the twelve months ended December 31, 2015, compared to $128.4 million for the twelve months ended December 31, 2014. The increase was primarily due to higher headcount related selling costs, marketing campaigns and information technology infrastructure costs to support revenue growth and the continued commercialization of our products.

Significant elements of the increase in selling, general, and administrative expenses included $17.6 million in additional share-based compensation costs driven by the higher grant date fair value of awards as a result of our increased stock price, $16.3 million in additional salaries, bonus, and payroll related costs, $10.0 million in additional marketing costs, and $2.8 million in additional facilities costs.
Interest Expense. Interest expense was $0.4 million and $0.8 million for the twelve months ended December 31, 2015 and 2014, respectively, and is related to our Loan Agreement.
Income Tax Expense. Income tax expense was $0.1 million for each of the twelve months ended December 31, 2015 December 31, 2014. Income tax expense is primarily related to state minimum taxes and foreign income taxes related to our subsidiary in Sweden.

Fiscal year ended December 31, 2014 Compared to December 31, 2013
Revenue, Cost of Sales and Gross Profit
Product revenue increased $100.0 million to $257.1 million for the twelve months ended December 31, 2014, compared to $157.1 million for the twelve months ended December 31, 2013 based primarily on increased sales volume of our durable systems and disposable sensors, due to the continued growth of our installed base of customers using our G4 PLATINUM system. Revenue attributable to our disposable sensors and durable systems was approximately 70% and 30%, respectively, of total product revenue, for each of the twelve months ended December 31, 2014 and 2013. Sales of the SEVEN PLUS represented less than 1% of our revenues for the twelve months ended December 31, 2014 and approximately 9% of our revenues for the twelve months ended December 31, 2013.
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
Liquidity and Capital Resources
We have incurred losses since our inception in May 1999. As of December 31, 2015, we had an accumulated deficit of $555.4 million and had working capital of $164.4 million. Our cash, cash equivalents and short-term marketable securities totaled $115.2 million. To date, we have funded our operations primarily through offerings of equity securities and debt, and the sales of our products.

In July 2013, we were awarded the Helmsley Grant from the Helmsley Trust to accelerate the development of our Gen 6 Sensor. The funding was milestone based and was contingent upon our meeting specific development milestones related to the Gen 6 Sensor over a period of several years. All such milestones have now been met. Upon the successful commercialization of the Gen 6 Sensor, we are obligated to either (1) make royalty payments of up to $2.0 million per year for four years, or (2) at our sole election, make a one-time $6.0 million royalty payment. As of December 31, 2015, we have received the full $4.0 million of the Helmsley Grant funds.
Cash Flow Summary

(In millions)	Years Ended December 31,			Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Net cash provided by operating activities	$49.0	$23.6	$2.4	$25.4	$21.2
Net cash provided by (used in) investing activities	$(51.5)	$(16.8)	$20.9	$(34.7)	$(37.7)
Net cash provided by financing activities	$16.8	$21.8	$11.8	$(5.0)	$10.0

Net Cash Provided by Operating Activities. The increase in cash provided by operations for the twelve months ended December 31, 2015, compared to the twelve months ended December 31, 2014 was primarily due to $72.2 million in higher non-cash charges primarily comprised of share-based compensation and the issuance of shares associated with the Verily Collaboration Agreement, partially offset by $35.2 million in higher net loss, and an additional $11.6 million cash outflow from changes in operating assets and liabilities. The main drivers in the change in operating assets and liabilities included increases in accounts receivable, inventory, and accounts payable and accrued liabilities, all as a result of our growth.
The increase in cash provided by operations for the twelve months ended December 31, 2014, compared to the twelve months ended December 31, 2013 was primarily due to $23.8 million in higher non-cash charges primarily comprised of share-based compensation and $7.4 million in lower net loss, partially offset by an additional $10.0 million cash outflow from changes in operating assets and liabilities. The main drivers in the change in operating assets and liabilities included increases in accounts receivable, inventory, and accounts payable and accrued liabilities, all as a result of our growth.
Net Cash Used in/Provided by Investing Activities. The change in cash used in investing activities for the twelve months ended December 31, 2015, compared to the twelve months ended December 31, 2014 was primarily due to a $31.4 million increase in cash used to purchase short-term marketable securities and by the use of $33.3 million to purchase equipment to support manufacturing improvements and information technology infrastructure for the twelve months ended December 31, 2015, compared to $16.2 million for the twelve months ended December 31, 2014, partially offset by a $14.3 million increase in proceeds from the maturity of short-term marketable securities.
The change in cash used in investing activities for the twelve months ended December 31, 2014, compared to the twelve months ended December 31, 2013 was primarily due to a $31.9 million decrease in proceeds from the maturity of short-term marketable securities and by the use of $16.2 million to purchase equipment to support manufacturing improvements and information technology infrastructure for the twelve months ended December 31, 2014, compared to $7.9 million for the twelve months ended December 31, 2013, partially offset by a $2.5 million decrease in cash used to purchase short-term marketable securities.
For the twelve months ended December 31, 2015, 2014 and 2013, we invested $33.3 million, $16.2 million and $7.9 million, respectively, to purchase equipment to support manufacturing improvements and information technology infrastructure.

Net Cash Provided by Financing Activities. The change in cash provided by financing activities for the twelve months ended December 31, 2015, compared to the twelve months ended December 31, 2014 was due to a $4.9 million decrease in proceeds from the issuance of common stock pursuant to the exercise of then-outstanding stock options.
The change in cash provided by financing activities for the twelve months ended December 31, 2014, compared to the twelve months ended December 31, 2013 was due to a $12.0 million increase in proceeds from the issuance of common stock pursuant to the exercise of then-outstanding stock options, partially offset by the repayment of long-term debt of $2.2 million for the twelve months ended December 31, 2014.
Operating Capital and Capital Expenditure Requirements
We anticipate that we will continue to incur net losses as we incur expenses and expand the commercialization of our approved products, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.
We believe that our cash, cash equivalents, short-term marketable securities balances, and projected cash contributions from our commercial operations will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs through at least December 31, 2016. If our available cash, cash equivalents and short-term marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products or new markets for our existing products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, we cannot guaranty that we will be successful in obtaining additional cash contributions from future partnership arrangements. Our ability to transition to, and maintain profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we are unable to obtain additional financing, we may be required to reduce planned increases in compensation related expenses or other operating expenses related to research, development, and commercialization activities, which could have an adverse impact on our ability to achieve our intended business objectives.
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
Contractual Obligations
In November 2012, we entered into a loan and security agreement (the “Loan Agreement”) that provided for (i) a $15.0 million revolving line of credit and (ii) a total term loan of up to $20.0 million (the "Term Loan"), in both cases, to be used for general corporate purposes. The borrowings under the Loan Agreement are collateralized by a first priority security interest in substantially all of our assets with a negative pledge on our intellectual property.

The revolving line of credit expired as of November 2015 with no amounts drawn or outstanding. In accordance with the Loan Agreement, $7.0 million was advanced under the Term Loan at the funding date in November 2012 and the remaining $13.0 million in additional funds expired unused. The Term Loan bears a fixed interest rate equal to the three-year treasury rate at the time of advance plus 6.94% and requires payment of interest only for the first year and amortized payments of interest and principal thereafter through the maturity date of November 2016.
Under the office lease agreement, as amended (the "Office Lease"), with John Hancock Life Insurance Company (U.S.A.) (the "Landlord") we lease approximately 219,000 square feet of space in the locations at 6340 Sequence Drive, 6310 Sequence Drive and 6290 Sequence Drive. The amended lease term extends through March 2022 and we have an option to renew the lease upon the expiration of the initial term for two additional five-year terms by giving notice to the Landlord prior to the end of the initial term of the lease and any extension period, if applicable. Provided we are not in default under the Office Lease and the Office Lease is still in effect, we generally have the right to terminate the lease starting at the 55th month of the Office Lease. In September 2015, we received $1.8 million of tenant improvement allowance associated with the Office Lease, which was recorded as a deferred rent obligation and will be amortized over the term of the lease and reflected as a reduction to rent expense. Leasehold improvements associated with the tenant improvement allowance are included in "Property and equipment, net" in our consolidated balance sheet. We have also entered into other operating lease agreements, primarily for office and warehouse space, that expire at various times through March 2022.
As of December 31, 2015, we are required to make total future monthly payments, excluding real estate taxes and operating costs, for all of our real estate obligations for the period from January 2016 through September 2023 totaling $31.5 million.
On February 1, 2016, we entered into a sublease (the "Sublease") with Entropic Communications, LLC with respect to facilities in the building at 6350 Sequence Drive. Under the Sublease, we leased approximately 132,600 square feet of space in the 6350 building. The lease term extends through January 2022. Rent payable under the Sublease will be approximately $14.6 million. For additional detail see Note 10 “Subsequent Events” in the Notes to our Consolidated Financial Statements in this Form 10-K.
We are party to various purchase arrangements related to components used in manufacturing and research and development activities. As of December 31, 2015, we had purchase commitments with certain vendors totaling approximately $49.3 million due within one year. There are no material purchase commitments due beyond one year.
The following table summarizes our outstanding contractual obligations as of December 31, 2015 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in millions):

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$31.5	$4.8	$9.6	$10.6	$6.5
Long-term debt	2.3	$2.3	—	—	—
Purchase commitments	49.3	49.3	—	—	—
Total	$83.1	$56.4	$9.6	$10.6	$6.5
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
We provide a “30-day money back guarantee” program whereby customers who purchase a durable system and a package of four disposable sensors may return the durable system for any reason within thirty days of purchase and receive a full refund of the purchase price of the durable system. We accrue for estimated returns, refunds and rebates, including pharmacy rebates, by reducing revenues and establishing a liability account at the time of shipment based on historical experience. Returns have historically been immaterial. Allowances for rebates include contracted discounts with commercial payors and are amounts owed after the final dispensing of the product by a distributor or retail pharmacy to a pharmacy benefit plan participant and are based upon contractual agreements with private sector benefit providers. The allowance for rebates is based on contractual discount rates, expected utilization under each contract and our estimate of the amount of inventory in the distribution channel that will become subject to such rebates. Our estimates for expected utilization for rebates are based on historical rebate claims and to a lesser extent third party market research data. Rebates are generally invoiced and paid monthly or quarterly in arrears so that our accrual consists of an estimate of the amount expected to be incurred for the current month's or quarter’s activity, plus an accrual for unpaid rebates from prior periods, and an accrual for inventory in the distribution channel.
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

We recorded $82.7 million, $50.0 million and $24.6 million in share-based compensation expense during the twelve months ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, unrecognized estimated compensation costs related to unvested restricted stock units totaled $151.8 million and are expected to be recognized through 2019.
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
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. We have elected to early adopt effective December 31, 2015 with our deferred tax assets and deferred tax liabilities presented as noncurrent in the consolidated balance sheet and related disclosures for the year ended December 31, 2015.

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
The information required is set forth under “Report of Independent Registered Public Accounting Firm,” “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Loss,” “Consolidated Statements of Stockholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” on pages F-2 to F-25 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and timely communicated to management, including our Chief Executive Officer and Chief Financial Officer, recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures. Based on their evaluation as of December 31, 2015, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date for this purpose.
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
Our management, with the participation of the Chief Executive and Chief Financial Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP an independent Public Registered Accounting firm, as stated in their report which is included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
DexCom, Inc.
We have audited DexCom, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). DexCom, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, DexCom, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DexCom, Inc. as of December 31, 2015 and December 31, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of DexCom, Inc. and our report dated February 23, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Diego, California
February 23, 2016

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
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

1. Financial Statements. The financial statements in Part II, Item 8 of this Annual Report are incorporated by reference.

2. Financial Statement Schedules.
For the three fiscal years ended December 31, 2015—Schedule II Valuation and Qualifying Accounts, the financial statements in Part II, Item 8 of this Annual Report are incorporated by reference.
Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing
3.01	Registrant’s Restated Certificate of Incorporation.	S-1/A	333-122454	March 3, 2005	3.03
3.02	Registrant’s Amended and Restated Bylaws.	8-K	000-51222	November 25, 2014	3.01
4.01	Form of Specimen Certificate for Registrant’s common stock.	S-1/A	333-122454	March 24, 2005	4.01
10.01	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.	S-1	333-122454	February 1, 2005	10.01
10.02	1999 Stock Option Plan and related agreements.*	S-1	333-122454	February 1, 2005	10.02
10.03	2005 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreements.*	S-1/A	000-51222	March 24, 2005	10.03
10.04	2005 Employee Stock Purchase Plan and form of subscription agreement.*	S-1/A	000-51222	March 24, 2005	10.04
10.05	Offer letter between DexCom, Inc. and Jorge Valdes dated October 16, 2005.*	10-K	000-51222	February 27, 2006	10.14
10.06	Office Lease Agreement, dated March 31, 2006, between DexCom, Inc. and Kilroy Realty, L.P.	8-K	000-51222	April 7, 2006	99.01
10.07	Offer letter between DexCom, Inc. and Steven R. Pacelli dated April 10, 2006.*	8-K	000-51222	April 13, 2006	99.01

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing
10.09	Amended and Restated Joint Development Agreement, dated January 12, 2009, between DexCom, Inc. and Animas Corporation.**	8-K/A	000-51222	January 28, 2009	10.1
10.10	OUS Commercialization Agreement, dated January 12, 2009, between DexCom, Inc. and Animas Corporation.**	8-K/A	000-51222	January 28, 2009	10.2
10.11	Form of Amended and Restated Executive Change of Control & Severance Agreement.*	10-K	000-51222	March 5, 2009	10.20
10.12	Amended and Restated Offer Letter Agreement dated December 19, 2008 between DexCom, Inc. and Terrance H. Gregg.*	10-K	000-51222	March 5, 2009	10.21
10.14	Non-Exclusive Distribution Agreement, between RGH Enterprises, Inc. and DexCom, Inc., dated April 30, 2008.**	10-Q	000-51222	August 3, 2009	10.23
10.15	Letter of Amendment of the Amended and Restated Joint Development Agreement, between Animas Corporation and DexCom, Inc., dated July 30, 2009.**	10-Q	000-51222	November 4, 2009	10.24
10.16	Amendment No. 1 to the Commercialization Agreements, between Animas Corporation and DexCom, Inc., dated July 30, 2009.**	10-Q	000-51222	November 4, 2009	10.25
10.17	Amended and Restated Development, Manufacturing, Licensing and Supply Agreement, between DSM PTG, Inc. and DexCom, Inc., dated February 19, 2010.**	10-K	000-51222	March 9, 2010	10.25
10.18	Form of Restricted Stock Unit Award Agreement.	10-Q	000-51222	May 5, 2010	10.26
10.19	First Amendment to Office Lease between DexCom, Inc. and Kilroy Realty, L.P., dated August 18, 2010.	10-Q	000-51222	November 4, 2010	10.27
10.20	2005 Equity Incentive Plan, as amended.*	10-Q	000-51222	May 3, 2011	10.25
10.21	Amendment Number One to Non-Exclusive Distribution Agreement, between RGH Enterprises, Inc. and DexCom, Inc., dated March 29, 2011.**	10-Q/A	000-51222	July 1, 2011	10.26
10.22	Amendment No. 2 to the OUS Commercialization Agreement, between Animas Corporation and DexCom, Inc., dated June 7, 2011.**	10-Q	000-51222	August 3, 2011	10.27
10.23	Offer letter between DexCom, Inc. and Kevin Sayer dated May 3, 2011.*	10-Q	000-51222	August 3, 2011	10.28
10.24	Research and Development Agreement, between Roche Diagnostics Operations, Inc. and DexCom, Inc. dated November 1, 2011.**	10-K	000-51222	February 23, 2012	10.26
10.25	Loan and Security Agreement by and among Silicon Valley Bank, Oxford Finance LLC, DexCom, Inc. and SweetSpot Diabetes Care, Inc. dated November 1, 2012.	10-K	000-51222	February 21, 2013	10.26

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing
10.26	Amendment Number Two to Non-Exclusive Distribution Agreement between RGH Enterprises, Inc. and DexCom, Inc., dated March 28, 2013.**	10-Q	000-51222	May 1, 2013	10.27
10.27	Amendment Number Three to Non-Exclusive Distribution Agreement between RGH Enterprises, Inc. and DexCom, Inc., dated December 4, 2013.**	10-K	000-51222	February 20, 2014	10.28
10.28	Non-Exclusive Distribution Agreement between Dexcom, Inc. and Diabetes Specialty Center, LLC dated October 12, 2009, as amended on September 30, 2010, October 11, 2011, November 14, 2012 and November 1, 2013.**	10-K	000-51222	February 20, 2014	10.29
10.29	First Amendment to Loan and Security Agreement by and among Silicon Valley Bank, Oxford Finance LLC, DexCom, Inc. and SweetSpot Diabetes Care, Inc. dated August 6, 2013.	10-Q	000-51222	March 31, 2014	10.30
10.30	Settlement and License Agreement by and among Abbott Diabetes Care, Inc. and DexCom, Inc., dated July 2, 2014.	10-Q	000-51222	August 6, 2014	10.31
10.31	Amendment No. 5 to Non-Exclusive Distribution Agreement between DexCom, Inc. and Diabetes Specialty Center, LLC, dated March 14, 2014.	10-Q	000-51222	August 6, 2014	10.32
10.32	Second Amendment to Office Lease between DexCom, Inc. and Kilroy Realty, L.P., dated October 1, 2014.	10-K	000-51222	February 25, 2015	10.32
10.33	2015 Equity Incentive Plan	DEF 14A	000-51222	April 13, 2015	Appendix A
10.34	Form of Restricted Stock Unit Award Agreement	8-K	000-51222	June 2, 2015	10.2
10.33	2015 Employee Stock Purchase Plan	DEF 14A	000-51222	April 13, 2015	Appendix A
10.34	Form of Subscription Agreement under 2015 Employee Stock Purchase Plan	8-K	000-51222	June 2, 2015	10.2
10.35	Collaboration and License Agreement between DexCom Inc., and Google Life Sciences, LLC dated August 10, 2015**	10-Q	000-51222	November 4, 2015	10.32
21.01	List of Subsidiaries.					X
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney. (See page 63 of this Form 10-K).					X
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Provided Herewith
		Form	File No.	Date of First Filing
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Represents a management contract or compensatory plan.
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

DEXCOM, INC. (Registrant)

Dated: February 23, 2016	By:	/S/ JESS ROPER
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

Signature	Title	Date

/S/ KEVIN SAYER	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 23, 2016
Kevin Sayer

/S/ JESS ROPER	Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2016
Jess Roper

/S/ TERRANCE GREGG	Executive Chairman of the Board of Directors	February 23, 2016
Terrance Gregg

/S/ MARK FOLETTA	Lead Independent Director	February 23, 2016
Mark Foletta

/S/ STEVE ALTMAN	Director	February 23, 2016
Steve Altman

/S/ NICHOLAS AUGUSTINOS	Director	February 23, 2016
Nicholas Augustinos

/S/ BARBARA KAHN	Director	February 23, 2016
Barbara Kahn

/S/ JONATHAN LORD	Director	February 23, 2016
Jonathan Lord, M.D.

/S/ JAY SKYLER	Director	February 23, 2016
Jay Skyler, M.D.

/S/ ERIC TOPOL	Director	February 23, 2016
Eric Topol, M.D.

DEXCOM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
DexCom, Inc.
We have audited the accompanying consolidated balance sheets of DexCom, Inc. as of December 31, 2015 and December 31, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DexCom, Inc. at December 31, 2015 and December 31, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DexCom, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
February 23, 2016

DexCom, Inc.
Consolidated Balance Sheets
(In millions—except par value data)

	As of December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$86.1	$71.8
Short-term marketable securities, available-for-sale	29.1	11.8
Accounts receivable, net	74.1	42.4
Inventory	35.2	16.0
Prepaid and other current assets	6.8	3.9
Total current assets	231.3	145.9
Property and equipment, net	54.7	31.2
Restricted cash	—	1.0
Intangible assets, net	2.2	2.7
Goodwill	3.7	3.2
Other assets	0.1	0.6
Total assets	$292.0	$184.6
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$38.9	$20.4
Accrued payroll and related expenses	24.9	17.2
Current portion of long-term debt	2.3	2.3
Current portion of deferred revenue	0.8	0.7
Total current liabilities	66.9	40.6
Other liabilities	3.9	1.5
Long-term debt, net of current portion	—	2.3
Total liabilities	70.8	44.4
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 shares authorized; no shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.001 par value, 100.0 authorized; 82.0 and 81.7 issued and outstanding, respectively, at December 31, 2015; and 77.6 and 77.3 shares issued and outstanding, respectively, at December 31, 2014	0.1	0.1
Additional paid-in capital	776.8	638.0
Accumulated other comprehensive loss	(0.3)	(0.1)
Accumulated deficit	(555.4)	(497.8)
Total stockholders’ equity	221.2	140.2
Total liabilities and stockholders’ equity	$292.0	$184.6
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(In millions—except per share data)

	Years Ended December 31,
	2015	2014	2013
Product revenue	$400.7	$257.1	$157.1
Development grant and other revenue	1.3	2.1	2.9
Total revenue	402.0	259.2	160.0
Product cost of sales	123.6	82.3	58.1
Development and other cost of sales	—	0.6	1.8
Total cost of sales	123.6	82.9	59.9
Gross profit	278.4	176.3	100.1
Operating expenses
Research and development	137.5	69.4	44.8
Selling, general and administrative	198.0	128.4	84.2
Total operating expenses	335.5	197.8	129.0
Operating loss	(57.1)	(21.5)	(28.9)
Interest expense	(0.4)	(0.8)	(0.9)
Loss before income taxes	(57.5)	(22.3)	(29.8)
Income tax expense	0.1	0.1	—
Net loss	$(57.6)	$(22.4)	$(29.8)
Basic and diluted net loss per share	$(0.72)	$(0.30)	$(0.42)
Shares used to compute basic and diluted net loss per share	79.8	75.2	71.1
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Loss
(In millions)

	Years Ended December 31,
	2015	2014	2013
Net loss	$(57.6)	$(22.4)	$(29.8)
Unrealized gain (loss) on short-term available-for-sale marketable securities	—	—	—
Foreign currency translation gain (loss)	(0.2)	—	—
Comprehensive loss	$(57.8)	$(22.4)	$(29.8)
See accompanying notes

DexCom, Inc.

Consolidated Statements of Stockholders' Equity
(In millions)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2012	69.5	$0.1	$522.6	$(0.1)	$(445.6)	$77.0

Issuance of common stock under equity incentive plans	2.8	—	10.2	—	—	10.2
Issuance of common stock for Employee Stock Purchase Plan	0.2	—	1.9	—	—	1.9
Share-based compensation for employee stock option and award grants	—	—	24.8	—	—	24.8
Net loss	—	—	—	—	(29.8)	(29.8)
Balance at December 31, 2013	72.5	0.1	559.5	(0.1)	(475.4)	84.1
Issuance of common stock under equity incentive plans	4.6	—	21.4	—	—	21.4
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	2.6	—	—	2.6
Issuance of common stock for contingent consideration settlement	0.1	—	4.0	—	—	4.0
Share-based compensation for employee stock option and award grants	—	—	50.5	—	—	50.5
Net loss	—	—	—	—	(22.4)	(22.4)
Balance at December 31, 2014	77.3	0.1	638.0	(0.1)	(497.8)	140.2
Issuance of common stock under equity incentive plans	3.9	—	15.3	—	—	15.3
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	3.8	—	—	3.8
Issuance of common stock related to Verily Collaboration Agreement	0.4	—	36.5	—	—	36.5
Share-based compensation for employee stock option and award grants	—	—	83.2	—	—	83.2
Net loss	—	—	—	—	(57.6)	(57.6)
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)
Balance at December 31, 2015	81.7	$0.1	$776.8	$(0.3)	$(555.4)	$221.2

See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(57.6)	$(22.4)	$(29.8)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	10.8	8.4	7.0
Share-based compensation	82.7	50.0	24.6
Non-cash research and development charge through issuance of common stock	36.5	—	—
Accretion and amortization related to marketable securities, net	0.3	0.1	0.3
Amortization of debt issuance costs	0.2	0.3	0.4
Change in fair value of contingent consideration	—	(0.2)	2.5
Other non-cash expenses	0.5	0.2	0.2
Changes in operating assets and liabilities:
Accounts receivable	(31.7)	(16.3)	(6.5)
Inventory	(19.2)	(7.0)	(1.6)
Prepaid and other assets	(2.5)	(0.4)	(1.4)
Restricted cash	1.0	—	—
Accounts payable and accrued liabilities	17.8	8.3	2.4
Accrued payroll and related expenses	7.7	2.2	5.8
Deferred revenue	0.1	—	(1.2)
Deferred rent and other liabilities	2.4	0.4	(0.3)
Net cash provided by operating activities	49.0	23.6	2.4
Investing activities
Purchase of available-for-sale marketable securities	(45.2)	(13.8)	(16.3)
Proceeds from the maturity of available-for-sale marketable securities	27.5	13.2	45.1
Purchase of property and equipment	(33.3)	(16.2)	(7.9)
Acquisitions, net of cash acquired	(0.5)	—	—
Net cash provided by (used in) investing activities	(51.5)	(16.8)	20.9
Financing activities
Net proceeds from issuance of common stock	19.1	24.0	12.0
Repayment of long-term debt	(2.3)	(2.2)	(0.2)
Net cash provided by financing activities	16.8	21.8	11.8
Increase in cash and cash equivalents	14.3	28.6	35.1
Cash and cash equivalents, beginning of period	71.8	43.2	8.1
Cash and cash equivalents, ending of period	$86.1	$71.8	$43.2
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$0.3	$0.4	$0.5
Issuance of common stock in connection with contingent consideration settlement	$—	$4.0	$—
See accompanying notes

DexCom, Inc.
Notes to Consolidated Financial Statements
December 31, 2015
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
Basis of Presentation
We have incurred operating losses since our inception and have an accumulated deficit of $555.4 million at December 31, 2015. As of December 31, 2015, we had available cash, cash equivalents and short-term marketable securities totaling $115.2 million and working capital of $164.4 million. Our ability to transition to, and maintain, profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned increases in compensation expenses and other operating expenses needed to support the growth of our business which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources will be sufficient to fund our operations through at least December 31, 2016.
Principles of Consolidation
The consolidated financial statements include the accounts of DexCom and our wholly owned subsidiaries, DexCom AB, and SweetSpot Diabetes Care, Inc. (“SweetSpot”). All significant intercompany balances and transactions have been eliminated in consolidation.
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
We sell our products through a direct sales force in the United States and through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Asia, the Middle East, Latin America, and Africa. DexCom, Inc. is domiciled in the United States.
During the years ended 2015, 2014 and 2013, no individual country, outside of our country of domicile, generated revenue that represented more than 10% of our total revenue. Product revenue is designated based on the geographic location to which we deliver the product. Development grant and other revenue is attributed to countries based upon the location of the headquarters of our customer or their billing address. During fiscal 2015 and 2014, total revenues attributable to the United States and outside of the United States were as follows:

	Years Ended December 31,
	2015		2014
	Amount	% of Total	Amount	% of Total
	(In millions, except percentages)
Revenues:
United States	$347.4	86%	$224.2	86%
Outside of the United States	54.6	14%	35.0	14%
Total	$402.0	100%	$259.2	100%

Revenue attributed to countries outside of the United States for fiscal 2013 did not exceed 10% of our total revenue. Substantially all of our long-lived assets are located in the United States.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include excess or obsolete inventories, valuation of inventory, warranty accruals, allowance for bad debt, refunds and rebates, including pharmacy rebates and sharebased compensation expense.
Cash and Cash Equivalents
We invest our excess cash in bank deposits, money market accounts, and debt securities. We consider all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents.
Accounts Receivable
We grant credit to various customers in the normal course of business. We maintain an allowance for doubtful accounts for potential credit losses. Uncollectible accounts are written-off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a customer account is uncollectible. Generally, receivable balances greater than one year past due are deemed uncollectible.
Letters of Credit
At December 31, 2015 and 2014, we had irrevocable letters of credit outstanding with a commercial bank for approximately $0.7 million and $0.7 million, respectively, securing our facility leases. The letters of credit are secured by cash equivalents. The letter of credit as of December 31, 2014 was also secured by an equal amount of restricted cash which has been separately disclosed in the accompanying consolidated balance sheets.
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

	December 31,
	2015	2014
Customer A	23%	23%
Customer B	13%	12%
Impairment of Long-Lived Assets
We record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. We have not experienced any material impairment losses on assets used in operations.
Share-Based Compensation
Share-based compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized, for awards that are ultimately expected to vest, primarily on a straight-line basis over the requisite service period of the individual grants, which typically equals the vesting period. The fair value of our RSUs is based on the market price of our common stock on the date of grant. We are also required to estimate at grant the likelihood that the award will ultimately vest (the “pre-vesting forfeiture rate”), and to revise the estimate, if necessary, in future periods if the actual forfeiture rate differs. We determine the pre-vesting forfeiture rate of an award based on our historical pre-vesting award forfeiture experience, giving consideration to company-specific events impacting historical pre-vesting award forfeiture experience that are unlikely to occur in the future as well as anticipated future events that may impact forfeiture rates. We use our historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

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
We provide a “30-day money back guarantee” program whereby customers who purchase a durable system and a package of four disposable sensors may return the durable system for any reason within thirty days of purchase and receive a full refund of the purchase price of the durable system. We accrue for estimated returns, refunds and rebates, including pharmacy rebates, by reducing revenues and establishing a liability account at the time of shipment based on historical experience. Returns have historically been immaterial. Allowances for rebates include contracted discounts with commercial payors and are amounts owed after the final dispensing of the product by a distributor or retail pharmacy to a pharmacy benefit plan participant and are based upon contractual agreements with private sector benefit providers. The allowance for rebates is based on contractual discount rates, expected utilization under each contract and our estimate of the amount of inventory in the distribution channel that will become subject to such rebates. Our estimates for expected utilization for rebates are based on historical rebate claims and to a lesser extent third party market research data. Rebates are generally invoiced and paid monthly or quarterly in arrears so that our accrual consists of an estimate of the amount expected to be incurred for the current month's or quarter’s activity, plus an accrual for unpaid rebates from prior periods, and an accrual for inventory in the distribution channel.
We have entered into distribution agreements with Byram, Edgepark and other distributors that allow the distributors to sell our durable systems and disposable units. We have contracts with certain distributors who stock our products, and we refer to these distributors as Stocking Distributors, whereby the Stocking Distributors fulfill orders for our product from their inventory. We also have contracts with certain distributors that do not stock our products, but rather products are shipped directly to the customer by us on behalf of our distributor, and we refer to these distributors as Drop-Ship Distributors. Revenue is recognized based on contracted prices and invoices are either paid by check following the issuance of a purchase order or letter of credit, or they are paid by wire at the time of placing the order. Terms of distributor orders are generally FOB (or Free Carrier (“FCA”) shipping point for international orders). Distributors do not have rights of return per their distribution agreement outside of our standard warranty. The distributors typically have a limited time frame to notify us of any missing, damaged, defective or non-conforming products. For any such products, we shall either, at our option, replace the portion of defective or non-conforming product at no additional cost to the distributor or cancel the order and refund any portion of the price paid to us at that time for the sale in question.
One of our distributors, Byram, accounted for $74.1 million, $46.1 million and $24.3 million in gross revenue, which represents 18%, 18% and 15% of our total revenues for the twelve months ended December 31, 2015, 2014 and 2013, respectively. Another one of our distributors, Edgepark, accounted for $42.6 million, $28.1 million and $23.1 million in gross revenue, which represents 11%, 11% and 14% of our total revenues for the twelve months ended December 31, 2015, 2014 and 2013, respectively.
Warranty Accrual
Estimated warranty costs associated with a product are recorded at the time of shipment. We estimate future warranty costs by analyzing historical warranty experience for the timing and amount of returned product, and these estimates are evaluated on at least a quarterly basis to determine the continued appropriateness of such assumptions.

Research and Development
All costs of research and development are expensed as incurred. Research and development expenses primarily include salaries, bonus and payroll related costs, clinical trials, regulatory expenses, quality assurance programs, part components, share-based compensation, and fees paid to consultants.
Foreign Currency
The financial statements of our subsidiary in Sweden, whose functional currency is the Swedish Krona, are translated into U.S. dollars for financial reporting purposes. Assets and liabilities are translated at period-end exchange rates, and revenue and expense transactions are translated at average exchange rates for the period. Cumulative translation adjustments are recognized as part of comprehensive income and are included in accumulated other comprehensive loss in the consolidated balance sheet. Gains and losses on transactions denominated in other than the functional currency are reflected in operations. To date the results of operations of this subsidiary and related translation adjustments have not been material in our consolidated results.
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

Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized, which requires significant judgment. We establish a valuation allowance against our net deferred tax assets to reduce them to the amount expected to be realized. The realization of deferred tax assets is dependent, in part, upon future taxable income. In assessing whether our deferred tax assets will be realized, we consider all available evidence, both positive and negative. Such evidence includes historical earnings, future reversals of existing taxable temporary differences, estimates of future taxable income, and the feasibility of ongoing tax planning strategies.
We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

We file income tax returns in the United States, Sweden and in various state jurisdictions with varying statutes of limitations. Due to net operating losses incurred, our income tax returns from inception to date are subject to examination by taxing authorities. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2015, we had no interest or penalties accrued for uncertain tax positions.
Marketable Securities
We have classified our marketable securities with remaining maturity at purchase of more than three months and remaining maturities of one year or less as short-term available-for-sale marketable securities. Marketable securities with remaining maturities of greater than one year are also classified as short-term available-for-sale marketable securities as such marketable securities represent the investment of cash that is available for current operations. We carry our marketable securities at fair value with unrealized gains and losses, if any, reported as a separate component of stockholders' equity and included in comprehensive loss. Realized gains and losses are calculated using the specific identification method and recorded as interest income. We invest in various types of securities, including debt securities in government-sponsored entities, corporate debt securities, U.S. Treasury securities and commercial paper. We do not generally intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.
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
Goodwill and Intangible Assets
Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. The change in the carrying value of goodwill during the twelve months ended December 31, 2015 resulted from an acquisition of a small privately held engineering consulting company with 10 full time employees to complement our research and development activities, which closed in April 2015.
Our identifiable intangible assets are comprised of acquired technologies, customer relationships, covenants not-to-compete, in-process research and development and trade names. The cost of identifiable intangible assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives.
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
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We have elected to early adopt prospectively beginning in the year ended December 31, 2015 with our deferred tax assets and deferred tax liabilities presented as noncurrent in the consolidated balance sheet and related disclosures for the year ended December 31, 2015.

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
Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in millions):

	Years Ended December 31,
	2015	2014	2013
Options outstanding to purchase common stock	1.3	3.1	5.8
Unvested restricted stock units	4.1	4.2	3.6
Total	5.4	7.3	9.4

3. Financial Statement Details (in millions)
Short Term Marketable Securities, Available-for-Sale
Short term marketable securities, consisting solely of debt securities were as follows:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$22.1	$—	$—	$22.1
Corporate debt	4.9	—	—	4.9
Commercial paper	2.1	—	—	2.1
Total	$29.1	$—	$—	$29.1

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$9.1	$—	$—	$9.1
Corporate debt	2.3	—	—	2.3
Commercial paper	0.4	—	—	0.4
Total	$11.8	$—	$—	$11.8
Accounts Receivable

	December 31,
	2015	2014
Accounts receivable	$82.0	$46.8
Less allowance for doubtful accounts, sales returns and discounts	(7.9)	(4.4)
Total	$74.1	$42.4
Inventory

	December 31,
	2015	2014
Raw materials	$16.0	$7.6
Work-in-process	2.6	1.0
Finished goods	16.6	7.4
Total	$35.2	$16.0
Property and Equipment

	December 31,
	2015	2014
Furniture and fixtures	$3.7	$3.9
Computer equipment	21.0	18.9
Machinery and equipment	47.2	26.5
Leasehold improvements	21.0	14.7
Total	92.9	64.0
Accumulated depreciation and amortization	(38.2)	(32.8)
Property and equipment, net	$54.7	$31.2
Depreciation and amortization expense related to property and equipment for the twelve months ended December 31, 2015, 2014, and 2013 was $10.2 million, $7.8 million, and $6.4 million, respectively.

Goodwill and Intangible Assets
Goodwill and intangible assets as of December 31, 2015 consisted of the following (in millions, except months):

	Weighted-Average Amortization Period (in months)	Gross Amount	Accumulated Amortization	Intangible Assets, net
Intangible assets subject to amortization
Developed technology	109	$3.2	$(1.5)	$1.7
Customer-related intangible	70	0.6	(0.4)	0.2
Covenants not-to-compete	70	0.2	(0.1)	0.1
In-process research and development	51	0.2	(0.1)	0.1
Total		$4.2	$(2.1)	$2.1
Intangible assets not subject to amortization
Trademarks and trade names				0.1
Goodwill				3.7
Total				$3.8

Goodwill and intangible assets as of December 31, 2014 consisted of the following (in millions, except months):

	Weighted-Average Amortization Period (in months)	Gross Amount	Accumulated Amortization	Intangible Assets, net
Intangible assets subject to amortization
Developed technology	109	$3.2	$(1.2)	$2.0
Customer-related intangible	70	0.6	(0.3)	0.3
Covenants not-to-compete	70	0.2	(0.1)	0.1
Total		$4.0	$(1.6)	$2.4
Intangible assets not subject to amortization
In-process research and development				0.2
Trademarks and trade names				0.1
Goodwill				3.2
Total				$3.5
Total expense related to amortization of intangible assets for the twelve months ended December 31, 2015, 2014, and 2013 was $0.5 million, $0.6 million, and $0.6 million, respectively. In the fourth quarter of 2014, we recorded an impairment charge of $0.2 million, included in the "Research and development" line item of the Consolidated Statement of Operations related to our Covenant not-to-compete intangible asset as a result of the SweetSpot settlement agreement entered into on November 3, 2014.

The following table sets forth the total future amortization expense related to intangible assets subject to amortization as of December 31, 2015:

Fiscal Year Ending
2016	$0.5
2017	0.5
2018	0.3
2019	0.3
2020	0.3
Thereafter through 2021	0.2
Total	$2.1

Accounts Payable and Accrued Liabilities

	December 31,
	2015	2014
Accounts payable trade	$19.0	$9.9
Accrued tax, audit, and legal fees	2.1	1.6
Clinical trials	0.7	0.4
Accrued other including warranty	17.1	8.5
Total	$38.9	$20.4
Accrued Payroll and Related Expenses

	December 31,
	2015	2014
Accrued paid time off	$4.4	$3.2
Accrued wages, bonus and taxes	18.4	12.5
Other accrued employee benefits	2.1	1.5
Total	$24.9	$17.2

Accrued Warranty
Warranty costs are reflected in the consolidated statements of operations as product cost of sales. A reconciliation of our accrued warranty costs for the twelve months ended December 31, 2015 and 2014 were as follows:

	Years Ended December 31,
	2015	2014
Beginning balance	$1.3	$0.9
Charges to costs and expenses	9.0	5.2
Costs incurred	(7.0)	(4.8)
Ending balance	$3.3	$1.3
4. Commitments and Contingencies
Long-Term Debt
In November 2012, we entered into a loan and security agreement (the “Loan Agreement”) that provides for (i) a $15.0 million revolving line of credit and (ii) a total term loan of up to $20.0 million (the "Term Loan"), in both cases, to be used for general corporate purposes. The borrowings under the Loan Agreement are collateralized by a first priority security interest in substantially all of our assets with a negative pledge on our intellectual property. The revolving line of credit expired as of November 2015 with no amounts drawn or outstanding. In accordance with the Loan Agreement, $7.0 million was advanced under the Term Loan at the funding date in November 2012 and the remaining $13.0 million in additional funds expired unused. The Term Loan bears a fixed interest rate equal to the three-year treasury rate at the time of advance plus 6.94% and requires payment of interest only for the first year and amortized payments of interest and principal thereafter through the maturity date of November 2016. The aggregate debt issuance costs and fees incurred with respect to the issuance of the Loan Agreement were $1.1 million. These costs have been capitalized as debt issuance costs on our consolidated balance sheet as other assets. Fees related to the revolving line of credit were amortized through the maturity date of November 2015. Issuance costs and fees related to the term loan are being amortized through the maturity date of November 2016 using the effective interest method. As of December 31, 2015, the remaining unamortized issuance costs and fees are insignificant. Principal repayment obligations under the Loan Agreement as of December 31, 2015 were $2.3 million.
Leases
Under the office lease agreement, as amended (the "Office Lease"), with John Hancock Life Insurance Company (U.S.A.) (the "Landlord") we lease approximately 219,000 square feet of space in the locations at 6340 Sequence Drive, 6310 Sequence Drive and 6290 Sequence Drive. The amended lease term extends through March 2022 and we have an option to renew the lease upon the expiration of the initial term for two additional five-year terms by giving notice to the Landlord prior to the end of the initial term of the lease and any extension period, if applicable. Provided we are not in default under the Office Lease and the Office Lease is still in effect, we generally have the right to terminate the lease starting at the 55th month of the Office Lease. In September 2015, we received $1.8 million of tenant improvement allowance associated with the Office Lease, which was recorded as a deferred rent obligation and will be amortized over the term of the lease and reflected as a reduction to rent expense. Leasehold improvements associated with the tenant improvement allowance are included in Property and equipment, net in our consolidated balance sheet. We have also entered into other operating lease agreements, primarily for office and warehouse space, that expire at various times through March 2022. These facility leases have annual rental increases ranging from approximately 2.5% to 4%. The difference between the straight-line expense over the term of the lease and actual amounts paid are recorded as deferred rent.
Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances, under all lease agreements as of December 31, 2015 were as follows (in millions):

Fiscal Year Ending
2016	$4.8
2017	4.4
2018	5.2
2019	5.3
2020	5.3
Thereafter	6.5
Total	$31.5
Total rent expense for the twelve months ended December 31, 2015, 2014 and 2013 was $5.6 million, $3.6 million and $3.0 million, respectively.
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
Purchase Commitments
We are party to various purchase arrangements related to our manufacturing and development activities including materials used in our CGM systems. As of December 31, 2015, we had purchase commitments with vendors totaling $49.3 million due within one year. There are no material purchase commitments due beyond one year.
5. Development and Other Agreements
Collaboration with Google Life Sciences
On August 10, 2015, we entered into a Collaboration and License Agreement (the “Verily Collaboration Agreement”) with Google Life Sciences LLC, now renamed Verily Life Sciences (“Verily”). Pursuant to the Verily Collaboration Agreement, we and Verily have agreed to jointly develop a series of next-generation continuous glucose monitoring products. The Verily Collaboration Agreement provides us with an exclusive license to use certain intellectual property of Verily related to the development, manufacture and commercialization of the products contemplated under the Verily Collaboration Agreement. The Verily Collaboration Agreement provides for the establishment of a joint steering committee, joint development committee and joint commercialization committee to oversee and coordinate the parties’ activities under the collaboration. We and Verily have agreed to make committee decisions by consensus.
The terms of Verily Collaboration Agreement required that we pay an upfront fee of $35.0 million in either cash or shares of our common stock at our sole election, with the number of shares calculated based on the volume weighted average trading price during a period of twenty consecutive trading days ending prior to the date of the Verily Collaboration Agreement. In addition, we will pay Verily up to $65.0 million in additional milestones upon achievement of various development and regulatory objectives, which payments may be paid in cash or shares of our common stock at our sole election, calculated based on the volume weighted average trading price during a period of twenty consecutive trading days ending on the trading day prior to the date on which the applicable objective has been achieved.

On August 27, 2015, we filed a Registration Statement on Form S-3 with the SEC and issued 404,591 shares of our common stock to Verily in connection with the $35.0 million upfront payment. We recorded $36.5 million in research and development expense in our consolidated statement of operations for the twelve months ended months ended December 31, 2015 related to the issuance of the 404,591 shares of our common stock, based on our stock price of $90.29 per share as of the date of Verily Collaboration Agreement.
In addition, Verily is eligible to receive tiered royalty payments associated with the commercialization of the products contemplated under the Verily Collaboration Agreement, which are subject to regulatory approval. Unless we attain annual product sales subject to the Verily Collaboration Agreement in excess of $750.0 million, there will be no royalty paid by us to Verily. Above this range, and upon marketing approval of the initial product contemplated by the Verily Collaboration Agreement, or upon commercialization of any other DexCom product that incorporates Verily intellectual property, we will pay to Verily a royalty percentage starting in the high single digits and declining to the mid-single digits based on our annual aggregate product sales.
The Verily Collaboration Agreement shall be terminable by either party (a) upon uncured material breach of the Verily Collaboration Agreement by the other party, (b) if the second product contemplated by the Verily Collaboration Agreement has not been submitted to the FDA for approval by a specified date and (c) if the annual net sales for the products developed with Verily under the Verily Collaboration Agreement are less than a specified aggregate dollar amount. Additionally, we have the right to terminate the Verily Collaboration Agreement upon the expiration of the last to expire patent that covers a product developed under the Verily Collaboration Agreement.
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
We received an initial payment of $1.0 million as a result of the execution of the Tandem Agreement, which was fully recognized in development grant and other revenue as of December 31, 2014. During the year ended December 31, 2013 we recognized $0.5 million related to the initial consideration received. In July 2014, we received an additional $1.0 million milestone payment related to the regulatory submission by Tandem of their CGM enabled insulin pump. In September 2015, we received the final $1.0 million milestone payment related to the regulatory approval of Tandem's CGM enabled insulin pump, which was recognized in development grant and other revenue for the twelve months ended December 31, 2015. Under the terms of the Tandem Agreement, we are entitled to receive up to $1.0 million to offset certain development, clinical and regulatory expenses. Each of the milestones related to the Tandem Agreement is considered to be substantive.
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
The Helmsley Grant funds will offset research and development expense as incurred and earned. During the years ended 2015, 2014 and 2013, $1.0 million, $2.5 million and $0.5 million of the Helmsley Grant was received and earned.

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
The following table represents our fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of December 31, 2015 (in millions):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$32.1	$—	$32.1
Marketable securities, available for sale
U.S. government agencies	—	22.1	—	22.1
Corporate debt	—	4.9	—	4.9
Commercial paper	—	2.1	—	2.1
Total marketable securities, available for sale	$—	$29.1	$—	$29.1
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

There were no transfers between Level 1 and Level 2 securities during the years ended December 31, 2015 and December 31, 2014.

7. Income Taxes
We have recorded a net tax expense of $0.1 million for the years ended December 31, 2015 and 2014, respectively, and a net tax benefit of $12,000 for the year ended December 31, 2013. The tax expense for the years ended December 31, 2015 and 2014 were primarily related to foreign income taxes and state minimum taxes.
At December 31, 2015, we had federal and state tax net operating loss carryforwards of approximately $675.1 million and $424.3 million, respectively. The federal and state tax loss carryforwards will begin to expire in 2019 and 2016, respectively, unless previously utilized. California net operating loss carryforwards of $39.6 million and $14.1 million will expire in 2016 and 2017, respectively. California net operating loss carryforwards of $321.8 million will expire from 2028 through 2035. Arizona net operating loss carryforwards of $0.7 million will expire in 2016.
We also had federal and state research and development tax credit carryforwards of approximately $18.5 million and $20.5 million, respectively. The federal research and development tax credit will begin to expire in 2019, unless previously utilized. The state research and development tax credit will carryforward indefinitely until utilized.
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
Significant components of our deferred tax assets as of December 31, 2015 and 2014 are shown below (in millions). A valuation allowance of approximately $196.4 million has been established as of December 31, 2015 to offset the deferred tax assets, as realization of such assets is uncertain. We maintain a deferred tax liability related to indefinite lived intangible assets that is not netted against deferred tax assets, as reversal of the taxable temporary difference cannot serve as a source of income for realization of the deferred tax assets, because the deferred tax liability will not reverse until the asset is sold or written down due to impairment.

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$127.6	$132.2
Capitalized research and development expenses	17.0	5.0
Tax credits	19.1	9.0
Share-based compensation	20.8	15.5
Fixed and intangible assets	(1.3)	1.2
Other, net	13.9	7.0
Total gross deferred tax assets	197.1	169.9
Less: valuation allowance	(196.4)	(169.0)
Deferred tax liability related to acquired intangibles assets	(0.8)	(1.0)
Net deferred tax liability	$(0.1)	$(0.1)
We recognize windfall tax benefits associated with the exercise of share-based compensation directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. At December 31, 2015, deferred tax assets do not include $131.9 million of excess tax benefits from share-based compensation.
As discussed in Note 1, we have elected to early adopt ASU 2015-17 prospectively beginning in the year ended December 31, 2015 with our deferred tax assets and deferred tax liabilities presented as noncurrent in the consolidated balance sheet for the year ended December 31, 2015.

The reconciliation between our effective tax rate on income (loss) from continuing operations and the statutory rate is as follows:

	December 31,
	2015	2014	2013
Income taxes at statutory rates	35.00%	35.00%	35.00%
State income tax, net of federal benefit	1.72%	(1.56)%	2.70%
Permanent items	(0.55)%	(0.80)%	(3.64)%
Research and development credits	17.40%	7.50%	6.17%
Stock and officers compensation	(5.37)%	(15.93)%	(2.23)%
Rate change	(0.30)%	(1.66)%	7.11%
Other	(0.36)%	(3.97)%	0.08%
Change in valuation allowance	(47.73)%	(19.24)%	(45.15)%
Income taxes at effective rates	(0.19)%	(0.66)%	0.04%
The following table summarizes the activity related to our gross unrecognized tax benefits (in millions):

Balance at January 1, 2013	$4.8
Increases related to prior year tax positions	0.5
Increases related to current year tax positions	0.9
Balance at December 31, 2013	6.2
Increases related to current year tax positions	1.4
Balance at December 31, 2014	7.6
Increases related to prior year tax positions	2.6
Increases related to current year tax positions	5.4
Balance at December 31, 2015	$15.6
Due to the valuation allowance recorded against our deferred tax assets, none of the total unrecognized tax benefits as of December 31, 2015 would reduce our annual effective tax rate if recognized. Interest and penalties are classified as a component of income tax expense and were not material for all the periods presented. Due to net operating losses incurred, tax years from 1999 and forward remain open to examination by the major taxing jurisdictions to which we are subject. We do not expect any changes to our unrecognized tax benefits over the next twelve months.
As of December 31, 2015, U.S. income taxes have not been provided on approximately $0.5 million of accumulated undistributed earnings of our foreign subsidiary in Sweden, as we currently intend to indefinitely reinvest these earnings in our foreign operations. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be remitted.
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

Employee Stock Purchase Plan
In May 2015, we adopted a new ESPP, the 2015 Employee Stock Purchase Plan (the “2015 ESPP”) which replaced our 2005 ESPP and permits our eligible employees to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 10% of the participant’s cash compensation subject to certain limitations, and the purchase price will not be less than 85% of the lower of the fair market value of the stock at either the beginning of the applicable Offering Period or the Purchase Date. Under our 2015 ESPP, each Offering Period is twelve months, with new Offering Periods commencing every six months on the dates of March 1 and September 1 of each year. Each Offering Period consists of two (2) six month purchase periods (each a “Purchase Period”) during which payroll deductions of the participants are accumulated under the ESPP. The last business day of each Purchase Period is referred to as the “Purchase Date.” Purchase Dates are every six months on the dates of February 28 or February 29 and August 31. Under our 2005 ESPP, the Offering Periods commence on February 1 and August 1 of each year with Purchase dates on January 31 and July 31.
During the years ended 2015, 2014 and 2013 we issued 115,848, 135,057 and 199,661, respectively, shares of common stock under the 2005 ESPP.
Equity Incentive Plans
In May 2015, we adopted the 2015 Equity Incentive Plan (the “2015 Plan”), which replaced the 2005 Equity Incentive Plan and provides for the grant of incentive and nonstatutory stock options, restricted stock, stock bonuses, stock appreciation rights, and restricted stock units to employees, directors or consultants of the Company. The total number of shares reserved for issuance pursuant to the 2015 Plan as of the date of adoption was 4.0 million and forfeited shares under the 2005 Equity Incentive Plan subsequent to May 28, 2015 are returned to the share reserve under the 2015 Plan and will be available for future awards. Stockholder approval is required to increase the maximum number of securities that may be issued under the 2015 Plan. Options generally vest over three or four years and expire ten years from the date of grant. In addition, incentive stock options may not be granted at a price less than the 100% of the fair market value on the date of grant.
A summary of our stock option activity, and related information for the year ended December 31, 2015 is as follows (in millions except weighted-average exercise price and weighted-average remaining contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	3.1	$7.95
Exercised	(1.8)	8.22
Forfeited	—	—
Outstanding at December 31, 2015	1.3	$7.56	2.96	$94.5
Exercisable at December 31, 2015	1.3	$7.56	2.96	$94.5

The total intrinsic value of options exercised as of the date of exercise and total fair value of options vested was as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Intrinsic value of options exercised	$125.8	$99.0	$29.8
Fair value of options vested	$—	$0.4	$1.3
We define in-the-money options at December 31, 2015 as options that had exercise prices that were lower than the $81.90 closing market price of our common stock at that date. The aggregate intrinsic value of options outstanding at December 31, 2015 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 1.3 million options that were in-the-money at that date. There were 1.3 million in-the-money options exercisable at December 31, 2015.
Valuation and expense information

The following table summarizes share-based compensation expense related to employee stock options, restricted stock units and employee stock purchases for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Years Ended December 31,
	2015	2014	2013
Cost of sales	$8.1	$4.5	$2.6
Research and development	28.5	17.0	8.5
Selling, general and administrative	46.1	28.5	13.5
Share-based compensation expense included in operating expenses	$82.7	$50.0	$24.6
At December 31, 2015, unrecognized estimated compensation costs related to unvested restricted stock units totaled $151.8 million and are expected to be recognized through 2019.
We estimate the fair value of each option grant and ESPP purchase rights on the date of grant using the Black-Scholes option pricing model with the below assumptions. We did not have any option grants during the years ended 2015, 2014 and 2013.

ESPP:

	Years Ended December 31,
	2015	2014	2013
Risk free interest rate	0.15 – 0.25	0.10 – 0.12	0.13 – 0.17
Dividend yield	—%	—%	—%
Expected volatility of the Company’s stock	0.30 – 0.44	0.41 – 0.50	0.30 – 0.39
Expected life (in years)	1	1	1
Restricted Stock Units (RSUs)
RSU awards typically vest annually over three or four years, and vesting is subject to continued employment. The RSUs had a weighted-average grant date fair value of $63.63, $46.19 and $17.29 per share for the years ended December 31, 2015, 2014 and 2013, respectively. The total fair value of RSUs vested was $60.0 million, $27.0 million and $17.5 million for the years ended 2015, 2014 and 2013, respectively.
The following table sets forth a summary of our RSU activity as of and for the year ended December 31, 2015 (in millions except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at December 31, 2014	4.2	$33.35
Granted	2.1	63.63
Vested	(2.0)	29.48
Forfeited	(0.2)	32.62
Nonvested at December 31, 2015	4.1	$50.60	$339.0

Reserved Shares
We have reserved shares of common stock for future issuance as follows (in millions)

	December 31,
	2015	2014
Stock options and awards under our plans:
Stock options granted and outstanding	1.3	3.1
Unvested restricted stock units	4.1	4.2
Reserved for future grant	3.7	0.3
Employee Stock Purchase Plan	1.5	2.5
Total	10.6	10.1
9. Quarterly Financial Information (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2015 and 2014 (in millions except per share data):

	For the Three Months Ended
	December 31	September 30	June 30	March 31
Year ended December 31, 2015
Revenues	$130.8	$105.2	$93.2	$72.8
Gross profit	91.2	74.7	66.0	46.5
Total operating expenses	89.6	117.1	69.6	59.2
Net income (loss)	1.5	(42.5)	(3.7)	(12.9)
Basic net income (loss) per share (a)	$0.02	$(0.53)	$(0.05)	$(0.17)
Diluted net income (loss) per share (a)	$0.02	$(0.53)	$(0.05)	$(0.17)
Year ended December 31, 2014
Revenues	$84.3	$69.0	$58.8	$47.1
Gross profit	59.4	47.2	39.9	29.8
Total operating expenses	57.8	52.2	45.7	42.1
Net income (loss)	1.3	(5.2)	(6.0)	(12.5)
Basic net income (loss) per share (a)	$0.02	$(0.07)	$(0.08)	$(0.17)
Diluted net income (loss) per share (a)	$0.02	$(0.08)	$(0.09)	$(0.17)

(a) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

10. Subsequent Events
On February 1, 2016, we entered into a Sublease (the “Sublease”) with Entropic Communications, LLC with respect to facilities in the building at 6350 Sequence Drive in San Diego, California (the “6350 Building”).
Under the Sublease, we have leased approximately 132,600 square feet of space in the 6350 Building. The lease term extends through January 2022. Rent payable by us under the Sublease will be as follows (in millions):

Fiscal Year Ending	Total Annual Base Rent
2016	$0.8
2017	1.5
2018	2.2
2019	2.9
2020	3.4
Thereafter	3.8
Total	$14.6

In addition, under the Sublease, we are obligated to pay a share of the real estate taxes and operating costs for the 6350 Building and were required to provide a security deposit of $0.3 million. The total obligation for rent under the life of the lease is $14.6 million, excluding real estate taxes and operating costs.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2015, 2014 and 2013
(in millions)

Allowance for doubtful accounts
Balance December 31, 2012	$1.2
Provision for doubtful accounts	2.7
Write-off and adjustments	(1.4)
Recoveries	0.1
Balance December 31, 2013	$2.6

Allowance for doubtful accounts
Balance December 31, 2013	$2.6
Provision for doubtful accounts	4.0
Write-off and adjustments	(2.6)
Recoveries	0.3
Balance December 31, 2014	$4.3

Allowance for doubtful accounts
Balance December 31, 2014	$4.3
Provision for doubtful accounts	7.8
Write-off and adjustments	(4.5)
Recoveries	0.2
Balance December 31, 2015	$7.8