Form 10-Q
period 2016-03-31
DEXCOM INC
filed 2016-04-27
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2016, 83,431,929 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Consolidated Balance Sheets
(In millions—except par value data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$77.9	$86.1
Short-term marketable securities, available-for-sale	28.6	29.1
Accounts receivable, net	67.3	74.1
Inventory	46.1	35.2
Prepaid and other current assets	7.5	6.8
Total current assets	227.4	231.3
Property and equipment, net	65.9	54.7
Intangible assets, net	2.0	2.2
Goodwill	3.7	3.7
Other assets	0.4	0.1
Total assets	$299.4	$292.0
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$45.1	$38.9
Accrued payroll and related expenses	16.7	24.9
Current portion of long-term debt	1.7	2.3
Current portion of deferred revenue	0.6	0.8
Total current liabilities	64.1	66.9
Other liabilities	4.1	3.9
Total liabilities	68.2	70.8
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 shares authorized; no shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.001 par value, 100.0 authorized; 83.7 and 83.4 issued and outstanding, respectively, at March 31, 2016; and 82.0 and 81.7 shares issued and outstanding, respectively, at December 31, 2015	0.1	0.1
Additional paid-in capital	806.0	776.8
Accumulated other comprehensive loss	(0.3)	(0.3)
Accumulated deficit	(574.6)	(555.4)
Total stockholders’ equity	231.2	221.2
Total liabilities and stockholders’ equity	$299.4	$292.0
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(In millions—except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues	$116.2	$72.8
Cost of sales	41.1	26.3
Gross profit	75.1	46.5
Operating expenses
Research and development	32.2	19.8
Selling, general and administrative	62.1	39.4
Total operating expenses	94.3	59.2
Operating loss	(19.2)	(12.7)
Interest income	0.1	—
Interest expense	(0.1)	(0.2)
Net loss	$(19.2)	$(12.9)
Basic and diluted net loss per share	$(0.23)	$(0.17)
Shares used to compute basic and diluted net loss per share	82.1	77.8
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Loss
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(19.2)	$(12.9)
Unrealized gain (loss) on short-term available-for-sale marketable securities	—	—
Foreign currency translation loss	—	(0.2)
Comprehensive loss	$(19.2)	$(13.1)
See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating activities
Net loss	$(19.2)	$(12.9)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	3.4	2.4
Share-based compensation	25.1	15.9
Accretion and amortization related to marketable securities, net	0.1	0.1
Amortization of debt issuance costs	—	0.1
Other non-cash expenses	—	0.2
Changes in operating assets and liabilities:
Accounts receivable, net	6.8	2.2
Inventory	(10.9)	(2.4)
Prepaid and other assets	(1.0)	0.2
Accounts payable and accrued liabilities	3.7	1.6
Accrued payroll and related expenses	(8.2)	(5.1)
Deferred revenue	(0.2)	0.6
Deferred rent and other liabilities	0.2	0.5
Net cash (used in) provided by operating activities	(0.2)	3.4
Investing activities
Purchase of available-for-sale marketable securities	(10.8)	(22.6)
Proceeds from the maturity of available-for-sale marketable securities	11.1	4.7
Purchase of property and equipment	(11.5)	(8.0)
Net cash used in investing activities	(11.2)	(25.9)
Financing activities
Net proceeds from issuance of common stock	3.8	5.5
Repayment of long-term debt	(0.6)	(0.6)
Net cash provided by financing activities	3.2	4.9
Decrease in cash and cash equivalents	(8.2)	(17.6)
Cash and cash equivalents, beginning of period	86.1	71.8
Cash and cash equivalents, end of period	$77.9	$54.2
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
Basis of Presentation
We have incurred operating losses since our inception and have an accumulated deficit of $574.6 million at March 31, 2016. As of March 31, 2016, we had available cash, cash equivalents and marketable securities totaling $106.5 million and working capital of $163.3 million. Our ability to transition to, and maintain, profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned increases in compensation expenses and other operating expenses needed to support the growth of our business which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources will be sufficient to fund our operations through at least March 31, 2017.
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2015 included in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission on February 23, 2016.
Principles of Consolidation
The consolidated financial statements include the accounts of DexCom and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Segment Reporting
An operating segment is identified as a component of a business that has discrete financial information available, and one for which the chief operating decision maker must decide the level of resource allocation. In addition, the guidance for segment reporting indicates certain quantitative thresholds. None of the operations of our subsidiaries meet the definition of an operating segment and are currently not material, but may become material in the future.
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
We recorded $25.1 million in share-based compensation expense during the three months ended March 31, 2016, compared to $15.9 million during the three months ended March 31, 2015. At March 31, 2016, unrecognized estimated compensation costs related to unvested stock options and restricted stock units totaled $216.6 million and is expected to be recognized through 2020.
Revenue Recognition
We sell our durable systems and disposable units through a direct sales force in the United States and through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Asia, Latin America the Middle East and Africa. Components are individually priced and can be purchased separately or together. We receive payment directly from customers who use our products, as well as from distributors, organizations and third-party payors. Our durable system includes a reusable transmitter, a receiver, a power cord and a USB cable. Disposable sensors for use with the durable system are sold separately in packages of four. We provide free of charge software and mobile applications for use with our durable systems and disposable sensors. The initial durable system price is generally not dependent upon the purchase of any amount of disposable sensors.
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
We have entered into distribution agreements with Byram Healthcare and its subsidiaries (“Byram”), RGH Enterprises (“Edgepark”) and other distributors that allow the distributors to sell our durable systems and disposable units. We have contracts with certain distributors who stock our products, and we refer to these distributors as Stocking Distributors, whereby the Stocking Distributors fulfill orders for our product from their inventory. We also have contracts with certain distributors that do not stock our products, but rather products are shipped directly to the customer by us on behalf of our distributor, and we refer to these distributors as Drop-Ship Distributors. Revenue is recognized based on contracted prices and invoices are either paid by check following the issuance of a purchase order or letter of credit, or they are paid by wire at the time of placing the order. Terms of distributor orders are generally Freight on Board shipping point (or Free Carrier shipping point for international orders). Distributors do not have rights of return per their distribution agreement outside of our standard warranty.

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
Inventory
Inventory is valued at the lower of cost or market value on a part-by-part basis that approximates first in, first out. We make adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolete and potential scrapped inventories. Factors influencing these adjustments include inventories on hand and on order compared to estimated future usage and sales for existing and new products, as well as judgments regarding quality control testing data, and assumptions about the likelihood of scrap and obsolescence. Once written down the adjustments are considered permanent and are not reversed until the related inventory is sold or disposed. We recorded charges of approximately $2.0 million in cost of goods sold for the three months ended March 31, 2015 related to excess and obsolete inventory due to the approval and launch of our DexCom G4 PLATINUM with Share System.
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
Recent Accounting Guidance
In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for Revenue from Contracts with Customers, to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five step process to achieve this core principle and it is possible when the five step process is applied, more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The updated standard permits the use of either the retrospective or cumulative effect transition method and is effective for us in our first quarter of fiscal 2018. Early adoption is not permitted. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which require a lessee to recognize a lease payment liability and a corresponding right of use asset on their balance sheet for all lease terms longer than 12 months, lessor accounting remains largely unchanged. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2018 and early adoption is permitted. We are currently evaluating the effect this guidance will have on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”), which is intended to simplify several areas of accounting for share-based payment arrangements. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We are currently evaluating the effect this guidance will have on our consolidated financial statements.

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
Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in millions):

	Three Months Ended March 31,
	2016	2015
Options outstanding to purchase common stock	1.2	2.7
Unvested restricted stock units	3.9	4.4
Total	5.1	7.1

3. Financial Statement Details (in millions)
Short- Term Marketable Securities, Available-for-Sale
Short-term marketable securities, consisting solely of debt securities, were as follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$22.8	$—	$—	$22.8
Corporate debt	4.3	—	—	4.3
Commercial paper	1.5	—	—	1.5
Total	$28.6	$—	$—	$28.6

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$22.1	$—	$—	$22.1
Corporate debt	4.9	—	—	4.9
Commercial paper	2.1	—	—	2.1
Total	$29.1	$—	$—	$29.1
As of March 31, 2016, the estimated market value of available-for-sale marketable securities with contractual maturities of up to one year and up to two years were $24.8 million and $3.8 million, respectively.

Inventory

	March 31, 2016	December 31, 2015
Raw materials	$23.4	$16.0
Work-in-process	2.9	2.6
Finished goods	19.8	16.6
Total	$46.1	$35.2
Accounts Payable and Accrued Liabilities

	March 31, 2016	December 31, 2015
Accounts payable trade	$21.5	$19.0
Accrued tax, audit, and legal fees	2.9	2.1
Clinical trials	0.4	0.7
Accrued other including warranty	20.3	17.1
Total	$45.1	$38.9

Accrued Warranty
Warranty costs are reflected in the consolidated statements of operations as product cost of sales. A reconciliation of our accrued warranty costs for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Beginning balance	$3.3	$1.3
Charges to costs and expenses	6.2	1.2
Costs incurred	(3.8)	(1.4)
Ending balance	$5.7	$1.1

4. Commitments and Contingencies
Long-Term Debt
In November 2012, we entered into a loan and security agreement (the “Loan Agreement”) that provides for (i) a $15.0 million revolving line of credit and (ii) a total term loan of up to $20.0 million (“the Term Loan”), in both cases, to be used for general corporate purposes. The borrowings under the Loan Agreement are collateralized by a first priority security interest in substantially all of our assets with a negative pledge on our intellectual property. The revolving line of credit expired as of November 2015 with no amounts drawn or outstanding. In accordance with the Loan Agreement, $7.0 million was advanced under the Term Loan at the funding date in November 2012 and the remaining $13.0 million in additional funds expired unused. The Term Loan bears a fixed interest rate equal to the three-year treasury rate at the time of advance plus 6.94% and requires payment of interest only for the first year and amortized payments of interest and principal thereafter through the maturity date of November 2016. The aggregate debt issuance costs and fees incurred with respect to the issuance of the Loan Agreement were $1.1 million. These costs have been capitalized as debt issuance costs on our consolidated balance sheet as other assets. Fees related to the revolving line of credit were amortized through the maturity date of November 2015. Issuance costs and fees related to the term loan are being amortized through the maturity date of November 2016 using the effective interest method. Principal repayment obligations under the Loan Agreement as of March 31, 2016 were $1.7 million.
Leases
Under the office lease agreement, as amended (the “Office Lease”), with John Hancock Life Insurance Company (U.S.A.) (the “Landlord”) we lease approximately 219,000 square feet of space in the buildings at 6340 Sequence Drive, 6310 Sequence Drive and 6290 Sequence Drive. The amended lease term extends through March 2022 and we have an option to renew the lease upon the expiration of the initial term for two additional five-year terms by giving notice to the Landlord prior to the end of the initial term of the lease and any extension period, if applicable. Provided we are not in default under the Office Lease and the Office Lease is still in effect, we generally have the right to terminate the lease starting at the 55th month of the Office Lease. In September 2015, we received $1.8 million of tenant improvement allowance associated with the Office Lease, which was recorded as a deferred rent obligation and will be amortized over the term of the lease and reflected as a reduction to rent expense. Leasehold improvements associated with the tenant improvement allowance are included in Property and equipment, net in our consolidated balance sheet.
On February 1, 2016, we entered into a Sublease (the “Sublease”) with Entropic Communications, LLC with respect to the building at 6350 Sequence Drive in San Diego, California (the “6350 Building”). Under the Sublease, we have leased approximately 132,600 square feet of space in the 6350 Building. The lease term extends through January 2022.
We have also entered into other operating lease agreements, primarily for office and warehouse space, that expire at various times through September 2023. These facility leases have annual rental increases ranging from approximately 2.5% to 4%. The difference between the straight-line expense over the term of the lease and actual amounts paid are recorded as deferred rent.
Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances, under all lease agreements as of March 31, 2016 were as follows (in millions):

Fiscal Year Ending
Remainder of 2016	$4.3
2017	6.5
2018	8.1
2019	9.0
2020	9.5
Thereafter	12.3
Total	$49.7
Total rent expense for the three months ended March 31, 2016 was $1.9 million, compared to $1.3 million for the same period of 2015.
Litigation
On March 28, 2016, Agamatrix, Inc. (“Agamatrix”) filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by Agamatrix.  It is our position that Agamatrix’s assertions of infringement have no merit. Neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation can be assessed at this time. As of March 31, 2016, no amounts have been accrued in respect of this litigation.
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
Purchase Commitments
We are party to various purchase arrangements related to our manufacturing and development activities including materials used in our CGM systems. As of March 31, 2016, we had purchase commitments with vendors totaling $58.4 million due within one year. There are no material purchase commitments due beyond one year.

5. Development and Other Agreements
Collaboration with Verily Life Sciences
On August 10, 2015, we entered into a Collaboration and License Agreement (the “Verily Collaboration Agreement”) with Google Life Sciences LLC, now renamed Verily Life Sciences (“Verily”). Pursuant to the Verily Collaboration Agreement, we and Verily have agreed to jointly develop a series of next-generation CGM products. The Verily Collaboration Agreement provides us with an exclusive license to use certain intellectual property of Verily related to the development, manufacture and commercialization of the products contemplated under the Verily Collaboration Agreement. The Verily Collaboration

Agreement provides for the establishment of a joint steering committee, joint development committee and joint commercialization committee to oversee and coordinate the parties’ activities under the collaboration. We and Verily have agreed to make committee decisions by consensus.
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
On August 27, 2015, we filed a Registration Statement on Form S-3 with the SEC and issued 404,591 shares of our common stock to Verily in connection with the $35.0 million upfront payment. We recorded $36.5 million in research and development expense in our consolidated statement of operations during 2015 related to the issuance of the 404,591 shares of our common stock, based on our stock price of $90.29 per share as of the date of Verily Collaboration Agreement.
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
Tandem Diabetes Care, Inc.
On February 1, 2012, we entered into a non-exclusive Development and Commercialization Agreement (the “Tandem Agreement”) with Tandem Diabetes Care, Inc. (“Tandem”) to integrate a future generation of our continuous glucose monitoring technology with Tandem’s t:slim™ insulin delivery system in the United States. On January 4, 2013, the Tandem Agreement was amended to allow for the integration of our G4 PLATINUM systems with Tandem's t:slim insulin delivery system in the United States. We received an initial payment of $1.0 million as a result of the execution of the Tandem Agreement. In July 2014 we received an additional $1.0 million milestone payment related to the regulatory submission by Tandem of their CGM enabled insulin pump.
In September 2015, we received a final $1.0 million milestone payment related to the regulatory approval of Tandem 's CGM enabled insulin pump, which was recognized in development grant and other revenue for the twelve months ended December 31, 2015. Under the terms of the Tandem Agreement, we are entitled to receive up to $1.0 million to offset certain development, clinical and regulatory expenses. Each of the milestones related to the Tandem Agreement is considered to be substantive.
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
The following table represents our fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of March 31, 2016 (in millions):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$32.6	$—	$32.6
Marketable securities, available for sale
U.S. government agencies	—	22.8	—	22.8
Corporate debt	—	4.3	—	4.3
Commercial paper	—	1.5	—	1.5
Total marketable securities, available for sale	$—	$28.6	$—	$28.6
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
There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2016 and 2015. There were no transfers into or out of Level 3 securities during the three months ended March 31, 2016 and 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are not purely historical regarding DexCom's or its management's intentions, beliefs, expectations and strategies for the future. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are made as of the date of this report, deal with future events, are subject to various risks and uncertainties, and actual results could differ materially from those anticipated in those forward looking statements. The risks and uncertainties that could cause actual results to differ materially are more fully described under “Risk Factors” and elsewhere in this report and in our other reports filed with the SEC. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.
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
Our initial target market in the United States consists of the estimated 30% of people with Type 1 diabetes who utilize insulin pump therapy and the estimated 50% of people with Type 1 diabetes who utilize multiple daily insulin injections. Our broader target market in the United States consists of our initial target market plus an estimated 20% of people with Type 1 diabetes using conventional insulin therapy and the estimated 27% of people with Type 2 diabetes who require insulin. Although our initial focus was within the United States, we have expanded our operations to include Canada, Australia, New Zealand, and portions of Europe, Asia, Latin America, the Middle East and Africa.

Products
Ambulatory Product Line: SEVEN® PLUS, DexCom G4®, DexCom G4® PLATINUM, DexCom ShareTM System and DexCom G5® Mobile
We received approval from the Food and Drug Administration (“FDA”) and commercialized our first product in 2006. In 2009 we received approval and began commercializing our third generation system, the DexCom SEVEN PLUS. We no longer market or provide support for the DexCom SEVEN PLUS system. On June 14, 2012, we received Conformité Européenne Marking (“CE Mark”) approval for our fourth generation continuous glucose monitoring system, the DexCom G4 system, enabling commercialization of the DexCom G4 system in the European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize the CE Mark. On October 5, 2012, we received approval from the FDA for the DexCom G4 PLATINUM, which is designed for up to seven days of continuous use by adults with diabetes, and we began commercializing this product in the United States in the fourth quarter of 2012. On February 14, 2013, we received CE Mark approval for a pediatric indication for our DexCom G4 system, enabling us to market and sell this system to persons two years old and older who have diabetes (hereinafter referred to as the “Pediatric Indication”), and we initiated a limited commercial launch in the second quarter of 2013. In connection with our receipt of CE Mark approval for the Pediatric Indication, we changed the name of the DexCom G4 system to the DexCom G4 PLATINUM system. On February 3, 2014, we received approval from the FDA for a Pediatric Indication for the DexCom G4 PLATINUM system in the United States. On June 3, 2014, we received approval from the FDA for an expanded indication for the DexCom G4 PLATINUM for professional use. This expanded indication allows healthcare professionals to purchase the DexCom G4 PLATINUM system for use with multiple patients. Healthcare professionals can use the insights gained from a DexCom G4 PLATINUM professional session to adjust therapy and to educate and motivate patients to modify their behavior after viewing the effects that specific foods, exercise, stress, and medications have on their glucose levels. On January 23, 2015, we received approval from the FDA for the DexCom G4 PLATINUM with Share, which is designed for up to seven days of continuous use, and we began commercializing this product in the United States in the first quarter of 2015. The DexCom G4 PLATINUM with Share remote monitoring system uses a secure wireless connection between a patient's receiver and an app on the patient's iPhone®, iPod touch®, or iPad® mobile digital device to transmit glucose information to apps on the mobile devices of up to five designated recipients, or “followers,” who can remotely monitor a patient's glucose information and receive alert notifications anywhere they have an Internet or cellular connection. Unless the context requires otherwise, the term “G4 PLATINUM” shall refer to the DexCom G4 and DexCom G4 PLATINUM systems (and all associated indications of use for such systems including without limitation, associated DexCom Share System functionalities) that are commercialized by us in and outside of the United States.
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
On January 23, 2015, the FDA approved a version of the G4 PLATINUM Receiver that includes the DexCom Share System. The G4 PLATINUM Receiver with Share remote monitoring system uses a secure wireless connection via Bluetooth Low Energy between a patient's receiver and a mobile application on the patient's iPhone, iPod touch, or iPad mobile digital device to transmit glucose information to mobile applications on the mobile devices of up to five designated recipients, or “followers,” without the need to use the DexCom SHARE Cradle component. The mobile applications that comprise the DexCom Share System were classified by the FDA as Class II, exempt, due to the fact that these mobile applications were secondary displays of the associated G4 PLATINUM Receiver. With the mobile applications classified as Class II, exempt, DexCom must comply with certain general and special controls required by the FDA but does not need prior FDA approval to commercialize changes to the DexCom Share System. We began commercialization of the G4 PLATINUM with Share in the first quarter of 2015 and discontinued the DexCom SHARE Cradle. Effective April 24, 2015, our DexCom Share System also supports the Apple WatchTM, allowing the Apple Watch to utilize DexCom Share System functionality. Effective June 2, 2015, the mobile application for the Share System followers became available for Android devices.
DexCom G5 Mobile
On August 19, 2015, we received approval from the FDA for the DexCom G5 Mobile Continuous Glucose Monitoring System (the “G5 Mobile”). The G5 Mobile is designed to allow our transmitter to run the algorithm that has historically operated on the receiver, and to communicate directly to a patient's iPhone, iPod touch, or iPad mobile digital device to utilize DexCom Share System functionality. The G5 Mobile transmitter has a labeled useful life of three months.
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
Commercial Operations
We have built a direct sales organization in the United States, and are building a direct sales force in Europe, to call on endocrinologists, pediatric endocrinologists, physicians, pediatricians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. To complement our direct sales efforts, we have entered into U.S. and international distribution arrangements that allow distributors to sell our products. We believe our direct, highly specialized and focused sales organization and our domestic and international distribution agreements are sufficient for us to support our sales efforts for at least the next twelve months.
As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare and Medicaid (“CMS”) released 2008 Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those customers covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices that include our products. As of April 27, 2016, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our G4 PLATINUM and G5 Mobile systems by their members. Many of these coverage policies reimburse for our products under durable medical equipment benefits, are restrictive in nature and require the patient to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. In addition, customers who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist customers in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create and liberalize coverage policies with third-party payors, including obtaining reimbursement for our products under pharmacy benefits, and expect to continue to do so in fiscal 2016. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, people with diabetes may not use them on a widespread basis.

We currently manufacture our products at our headquarters facilities in San Diego, California. As of March 31, 2016, these facilities had more than 8,000 square feet of laboratory space and approximately 18,000 square feet of controlled environment rooms. In July 2012, the FDA completed an inspection of our facilities, and did not identify any observations or require any other types of corrective action. During a routine FDA post-approval facility inspection ending on November 7, 2013, the FDA issued a Form 483 with several observations regarding DexCom Medical Device Reporting (“MDR”) procedures and complaint reportability determinations. DexCom responded to the observations on November 26, 2013. On March 14, 2014, we received the 2014 Warning Letter from the FDA related to administrative deficiencies in filing MDRs. On April 2, 2014, we responded to the 2014 Warning Letter. On April 16, 2015, the FDA initiated an on-site inspection intended to both close out the 2014 Warning Letter and conduct our normal biennial quality system inspection. The FDA completed its inspection with no observations. On May 21, 2015, the FDA issued a letter closing the 2014 Warning Letter. During a routine FDA post-market inspection ending on March 29, 2016, the FDA issued a Form 483 with one observation regarding the DexCom MDR procedure specific to retrospective MDR filing when a change in complaint reportability is made. On April 19, 2016, we responded to this observation.
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
As of March 31, 2016, we had an accumulated deficit of $574.6 million. We expect our losses to continue as we proceed with our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and debt. In November 2012, we entered into our Loan Agreement that provides for (i) a $15.0 million revolving line of credit and (ii) initially provided a total term loan of up to $20.0 million (the “Term Loan”). The revolving line of credit expired as of November 2015 with no amounts drawn or outstanding. In accordance with the Loan Agreement, $7.0 million was advanced under the Term Loan at the funding date in November 2012, and the remaining $13.0 million in additional funds expired unused.
Financial Operations
Revenue
We sell our durable systems and disposable units through a direct sales force in the United States and through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Asia, Latin America, the Middle East and Africa. We have contracts with certain distributors who stock our products, and we refer to these distributors as Stocking Distributors, whereby the distributors fulfill orders for our product from their inventory. We also have contracts with certain distributors that do not stock our products, but rather products are shipped directly to the customer by us on behalf of our distributor, and we refer to these distributors as Drop-Ship Distributors. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. We typically experience seasonality with lower sales in the first quarter of each year, compared to the previous fourth quarter, related to annual insurance deductible resets and unfunded flexible spending accounts.

Cost of Sales
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
Results of Operations
Quarter Ended March 31, 2016 Compared to March 31, 2015
Revenue, Cost of Sales and Gross Profit
Revenues increased $43.4 million to $116.2 million for the three months ended March 31, 2016 compared to $72.8 million for the three months ended March 31, 2015, primarily due to increased sales volume of our disposable sensors resulting from the continued growth of our installed base of customers using our G4 PLATINUM and G5 Mobile systems and durable systems to both new and existing customers. Revenue attributable to our disposable sensors and durable systems was approximately 72% and 28% of total revenue for the three months ended March 31, 2016, and was approximately 70% and 30% of total revenue for the three months ended March 31, 2015.
Cost of sales increased $14.8 million to $41.1 million for the three months ended March 31, 2016 compared to $26.3 million for the three months ended March 31, 2015, primarily due to increased sales volume, and partially due to increased warranty costs related to receivers, and the customer notification regarding the receiver speaker as discussed in the Risk Factor entitled “If we or our suppliers or distributors fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, the products could be subject to restrictions or withdrawal from the market." Gross profit increased $28.6 million to $75.1 million for the three months ended March 31, 2016 compared to $46.5 million for the same period in 2015, primarily due to increased revenue, partially offset by the product mix of sales of our lower margin G5 transmitters.
Revenue from products shipped to our Drop-Ship Distributors’ customers was $9.5 million, or 8%, of our total revenues for the three months ended March 31, 2016 compared to $8.4 million, or 12%, of our total revenues for the three months ended March 31, 2015. Revenue from products shipped to Stocking Distributors was $79.4 million, or 68%, of our total revenues for the three months ended March 31, 2016 compared to $44.7 million, or 61%, of our total revenues for the three months ended March 31, 2015.
Research and Development. Research and development expense increased $12.4 million to $32.2 million for the three months ended March 31, 2016 compared to $19.8 million for the three months ended March 31, 2015. Significant elements of the increase in research and development costs for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 included $3.9 million in additional salaries, bonus and payroll related costs, $3.1 million in additional share-based compensation, and $2.0 million in additional supplies.
Selling, General and Administrative. Selling, general and administrative expense increased $22.7 million to $62.1 million for the three months ended March 31, 2016 compared to $39.4 million for the three months ended March 31, 2015. The increase was primarily due to higher headcount related selling, marketing and information technology infrastructure costs to support revenue growth and the continued commercialization of our products. Significant elements of the increase in selling, general, and administrative expenses included $5.7 million in additional salaries, bonus, and payroll related costs, $5.0 million in additional share-based compensation costs, $2.9 million in additional marketing costs, $1.5 million of additional commissions, $1.4 million of additional consulting fees and $0.7 million of additional costs to support our international expansion.
Interest Expense. Interest expense was $0.1 million for the three months ended March 31, 2016 compared to $0.2 million for the three months ended March 31, 2015 and is related to our Loan Agreement.
Interest Income. Interest income of $0.1 million for the three months ended March 31, 2016 is related to our marketable securities portfolio.
Liquidity and Capital Resources
We have incurred losses since our inception in May 1999. As of March 31, 2016, we had an accumulated deficit of $574.6 million and had working capital of $163.3 million. Our cash, cash equivalents and marketable securities totaled $106.5 million. To date, we have funded our operations primarily through offerings of equity securities and debt, and the sales of our products.
Cash Flow Summary

(In millions)	Three Months Ended March 31,		Change
	2016	2015
Net cash (used in) provided by operating activities	$(0.2)	$3.4	$(3.6)
Net cash used in investing activities	$(11.2)	$(25.9)	$14.7
Net cash provided by financing activities	$3.2	$4.9	$(1.7)

Net Cash Used in/Provided by Operating Activities. The change in cash used in operations was primarily due to an additional $7.2 million cash outflow from changes in operating assets and liabilities, and by $6.3 million in higher net loss, partially offset by $9.9 million in higher non-cash charges primarily comprised of share-based compensation. The main drivers in the change in operating assets and liabilities included increases in accounts receivable, inventory and accounts payable and accrued payroll and other liabilities, all as a result of our growth.
Net Cash Used in Investing Activities. The change in cash used in investing activities was primarily due to a $11.8 million decrease in cash used to purchase marketable securities, and by the use of $11.5 million to purchase equipment to support manufacturing improvements and information technology infrastructure for the three months ended March 31, 2016, compared to $8.0 million to purchase equipment for the three months ended March 31, 2015, partially offset by a $6.4 million increase in proceeds from the maturity of marketable securities.
Net Cash Provided by Financing Activities. The decrease in cash provided by financing activities was due to $1.7 million decrease in proceeds from the issuance of common stock pursuant to the exercise of then-outstanding stock options for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Operating Capital and Capital Expenditure Requirements
We anticipate that we will continue to incur net losses as we incur expenses and expand the commercialization of our approved products domestically and internationally, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.
We believe that our cash, cash equivalents, marketable securities balances, and projected cash contributions from our commercial operations will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs through at least March 31, 2017. If our available cash, cash equivalents and marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products or new markets for our existing products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, we cannot guarantee that we will be successful in obtaining additional cash contributions from future partnership arrangements. Our ability to transition to, and maintain profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we are unable to obtain additional financing, we may be required to reduce planned increases in compensation related expenses or other operating expenses related to research, development, and commercialization activities, which could have an adverse impact on our ability to achieve our intended business objectives.
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
Contractual Obligations
We are party to various purchase arrangements related to components used in manufacturing and research and development activities. As of March 31, 2016, we had firm purchase commitments with certain vendors totaling approximately $58.4 million due within one year. There are no material purchase commitments due beyond one year.
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
Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our accounting policies and estimates which are most critical to a full understanding and evaluation of our reported financial results are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There were no material changes to our critical accounting policies during the three months ended March 31, 2016.

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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which require a lessee to recognize a lease payment liability and a corresponding right of use asset on their balance sheet for all lease terms longer than 12 months, lessor accounting remains largely unchanged. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2018 and early adoption is permitted. We are currently evaluating the effect this guidance will have on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”), which is intended to simplify several areas of accounting for share-based payment arrangements. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We are currently evaluating the effect this guidance will have on our consolidated financial statements.

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
On March 28, 2016, Agamatrix, Inc. (“Agamatrix”) filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by Agamatrix.  It is our position that Agamatrix’s assertions of infringement have no merit. Neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation can be assessed at this time. As of March 31, 2016, no amounts have been accrued in respect of this litigation.
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
We have incurred net losses in each year since our inception in May 1999, including a net loss of $19.2 million for the three months ended March 31, 2016. As of March 31, 2016, we had an accumulated deficit of $574.6 million. We have financed our operations primarily through private and public offerings of equity securities and debt, and the sales of our products. We have devoted substantial resources to:

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
We currently employ a direct sales force to market our products in the United States and are building a direct sales force in certain countries in Europe. Our direct sales force calls directly on healthcare providers and people with diabetes throughout the applicable country to initiate sales of our products. Our sales organization competes with the experienced, larger and well-

funded marketing and sales operations of our competitors. We may not be able to successfully manage our dispersed sales force, or increase our product sales at acceptable rates.
We have also entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. Our United States distribution partnerships are focused on accessing underrepresented regions and, in some instances, third-party payors that contract exclusively with distributors. Our European and other international distribution partners call directly on healthcare providers and patients to market and sell our products in Canada, Europe, Australia, New Zealand, Asia, Latin America, the Middle East and Africa. Because of the competition for their services, we may be unable to partner with or retain additional qualified distributors. Further, we may not be able to enter into agreements with distributors on commercially reasonable terms, if at all. Our distributors might not have the resources to continue to support our recent rapid growth.
We may require additional funding to continue the commercialization of our G4 PLATINUM and G5 Mobile systems, or the development and commercialization of our future generation and other continuous glucose monitoring systems, including our sensor augmented insulin pump systems developed in collaboration with Animas and Tandem and our collaboration with Verily (formerly Google Life Sciences).
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our next generation ambulatory continuous glucose monitoring sensors and systems. For the three months ended March 31, 2016, we spent $0.2 million in net cash in operating activities, compared to $3.4 million generated for the same period in 2015, and as of March 31, 2016, we had working capital of $163.3 million which included $106.5 million in cash, cash equivalents and short-term marketable securities. Although we expect that our cash generated by operations will increase in each of the next several years, we may need additional funds to continue the commercialization of our current products and to develop and commercialize our next generation sensors and systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we may need will depend on many factors, including:

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
We have entered into distribution arrangements to leverage established distributors already engaged in the diabetes marketplace. We have entered into distribution agreements with Byram and Edgepark, pursuant to which we generated approximately 18% and 10%, respectively, of our total revenue during the three months ended March 31, 2016. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. Additionally, to the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States, Europe or other countries, our product margins could be lower than if we directly marketed and sold our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and people with diabetes in Europe or other countries will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe or other countries. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.
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
As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although CMS in 2008 released HCPCS codes applicable to each of the three components of our continuous glucose monitoring systems to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those people with diabetes covered by third-party payors that have adopted policies for continuous glucose monitoring devices allowing for coverage of these devices if certain conditions are met. As of April 27, 2016, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our products by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on continuous glucose monitoring devices, typically, though not exclusively, under durable medical equipment benefits, those coverage policies frequently require significant medical documentation in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. In addition, Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain additional reimbursement arrangements, including under pharmacy benefits, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as requiring prospective reimbursement and second opinions, purchasing in groups, or redesigning benefits. Furthermore, we are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our dependence on the commercial success of the G4 PLATINUM and G5 Mobile systems makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the G4 PLATINUM and G5 Mobile systems, people without coverage who have diabetes may not use our products.
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

We conduct business in a heavily regulated industry and if we fail to comply with applicable laws and government regulations, we could become subject to penalties or be required to make significant changes to our operations.
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
These laws and regulations are extremely complex and, in some cases, still evolving. If our operations are found to violate any of the foreign, federal, state or local laws and regulations which govern our activities, we may be subject to litigation, government enforcement actions, the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines or curtailment of our operations. The risk of being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's time and attention from the operation of our business.
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
Any product for which we obtain marketing approval will be subject to continual review and periodic inspections by the FDA and other regulatory bodies, which may include inspection of our manufacturing processes, post-approval clinical data and promotional activities for such product. The FDA's MDR regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury. An example of the difficulty of complying with the regulatory requirements associated with the manufacture of our products, on February 23, 2016, we issued a customer notification via the DexCom website and certified mail regarding the audible alarms and alerts associated with our receivers (Dexcom G4 PLATINUM and Dexcom G5 Mobile) and was classified as a voluntary Class 1 recall by the FDA. The issue with the audible alarms and alerts was identified as a result of our continuous review of complaints received from our customers. A failure of the audible alarms and alerts may cause our customers to not detect a severe hypoglycemic (low glucose) or hyperglycemic (high glucose) event. We are working to implement a solution for the audible alarms and alerts issue identified in the customer notification. The FDA is aware of this notification and a copy of this notification is available on our website at http://www.dexcom.com/notification. In the customer notification we have recommended that customers test the alarms and alerts on their receiver(s) every few days to make sure that the alarms and alerts are functioning properly. On April 11, 2016, we issued a press release supplementing our previous customer notification and reminding patients to periodically test the audible alarms and alerts on their receiver.
We and our suppliers are also required to comply with the FDA's Quality System Regulation (“QSR”) and other regulations, which cover the methods and documentation of the design, testing, production, control, selection and oversight of suppliers or contractors, quality assurance, labeling, packaging, storage, complaint handling, shipping and servicing of our products. The FDA enforces the QSR through unannounced inspections. We currently manufacture our products at our headquarters facilities in San Diego, California. In these facilities we have more than 8,000 square feet of laboratory space and approximately 18,000 square feet of controlled environment rooms. During a routine FDA post-approval facility inspection ending on November 7, 2013, the FDA issued a Form 483 with several observations regarding DexCom MDR procedures and complaint reportability determinations. DexCom responded to the observations on November 26, 2013. On March 14, 2014, we received the 2014 Warning Letter from the FDA related to administrative deficiencies in filing MDRs. On April 2, 2014, we responded to the 2014 Warning Letter. On April 16, 2015, the FDA initiated an on-site inspection intended to both close out the 2014 Warning Letter and conduct our normal biennial quality system inspection. The FDA completed its inspection with no observations. On May 21, 2015, the FDA issued a letter closing the 2014 Warning Letter. During a routine FDA post-market inspection ending on March 29, 2016, the FDA issued a Form 483 with one observation regarding the DexCom MDR procedure specific to retrospective MDR filing when a change in complaint reportability is made. On April 19, 2016 DexCom responded to this observation.
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
Third parties have asserted, and may assert infringement or misappropriation claims against us with respect to our current or future products. We are aware of numerous patents issued to third parties that may relate to aspects of our business, including the design and manufacture of continuous glucose monitoring sensors and membranes, as well as methods for continuous glucose monitoring. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of such third parties or others. Our competitors may assert that our continuous glucose monitoring systems or the methods we employ in the use of our systems are covered by U.S. or foreign patents held by them. This risk is exacerbated by the fact that there are numerous issued patents and pending patent applications relating to self-monitored glucose testing systems in the medical technology field. Because patent applications may take years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our products infringe. There could also be existing patents of which we are unaware that one or more components of our system may inadvertently infringe. As the number of competitors in the market for continuous glucose monitoring systems grows, the possibility of inadvertent patent infringement by us or a patent infringement claim against us increases.
On March 28, 2016, Agamatrix, Inc. (“Agamatrix”) filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by Agamatrix.  It is our position that Agamatrix’s assertions of infringement have no merit. Neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation can be assessed at this time. As of March 31, 2016, no amounts have been accrued in respect of this litigation.
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
The market for glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In selling the G4 PLATINUM and G5 Mobile systems, we compete directly with Roche Diabetes Care, a division of Roche Diagnostics; LifeScan, Inc., a division of Johnson & Johnson; the Diabetes Care division of Abbott Laboratories, and Panasonic Healthcare Holdings’ Ascensia Diabetes Care (formerly Bayer Diabetes Care), each of which manufactures and markets products for the single-point finger stick device market. Collectively, these companies currently account for substantially all of the worldwide sales of self-monitored glucose testing systems. Several companies are developing or marketing short-term continuous glucose monitoring products that will compete directly with our products. To date, in addition to us, two other companies, Medtronic, Inc. (“Medtronic”) and Abbott Diabetes Care, Inc. (“Abbott”), have received approval from the FDA to market, and actively market, continuous glucose monitors. Abbott has discontinued selling its Freestyle Navigator glucose monitoring system in the United States; however, Abbott filed a clinical study for home use of the Navigator II system in the United States and in October 2012 Abbott initiated a limited launch of the Navigator II system in Europe. We believe that Abbott is also conducting clinical studies on a new glucose monitoring platform and has commercialized this new system in Europe. We also believe Abbott has submitted a professional use version of this new system to the FDA for review. In addition, we believe that Roche and others, are developing invasive and non-invasive continuous glucose monitoring systems. Also, Medtronic, and other third parties, have developed, or are developing, insulin pumps augmented with continuous glucose monitoring systems that provide, among other things, the ability to suspend insulin administration while the user's glucose levels are low. Most of the companies developing or marketing competing devices are publicly traded or divisions of publicly traded companies, and these companies possess several competitive advantages, including:

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
Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse (including system hacking or other unauthorized access by third parties to our systems) or malfunction of, or design flaws in, our products. We may be subject to product liability claims if our products cause, or merely appear to have caused, an injury. Claims may be made by customers, healthcare providers or others selling our products. The risk of product liability claims may increase if our products obtain approved labeling in the United States that allows for our patients to make diabetes treatment decisions. The risk of claims may also increase if our products are subject to a product recall or seizure. An example of the difficulty of complying with the regulatory requirements associated with the manufacture of our products we issued notifications to our customers regarding the audible alarms and alerts associated with our receivers, as discussed earlier in the Risk Factor entitled “If we or our suppliers or distributors fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, the products could be subject to restrictions or withdrawal from the market.”

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
There are a number of foreign, federal and state laws protecting the use and confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. These laws include foreign, federal and state medical privacy laws, breach notification laws and foreign, federal and state consumer protection laws. The Department of Health and Human Services has promulgated regulations implementing the privacy and electronic security requirements set forth in the Administrative Simplification provisions of HIPAA. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. We are also subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information that may be more onerous than corresponding U.S. laws, including in particular the laws of Europe. If we are found to be in violation of the privacy rules under HIPAA or other laws, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

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

•
the approval for a Pediatric Indication of our G5 Mobile system in the United States and the countries that recognize our CE Mark means that we have limited experience selling and marketing the G5 Mobile system to persons aged two to 17 years or their legal guardians;

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

As a result, as of March 31, 2016, we believed that our current ambulatory products were exempt from the excise tax, except for our G4 PLATINUM system for professional use which is subject to the excise tax. The current tax liability related to our G4 PLATINUM system for professional use is immaterial, but may become material in the future. Notwithstanding our belief, if the IRS were to determine that this tax applies to any of our current or future products, our future operating results could be harmed, which in turn could cause the price of our stock to decline. In addition, because of the uncertainty surrounding these issues, the impact of this tax has not been reflected in our forward guidance.
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
We conduct limited commercial and marketing efforts in Canada, Europe, Australia, New Zealand, Asia, Latin America, the Middle East and Africa with respect to our continuous glucose monitoring systems and may seek to market our products in other regions in the future. Outside the United States, we can market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval in addition to other risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. In addition, in order to obtain the approval of our products in certain foreign jurisdictions, we may need to obtain a Certificate to Foreign Government from the FDA. The FDA may refuse to issue a Certificate to Foreign Government in certain instances, including without limitation, during the pendency of any outstanding warning letter. As a result, we may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside the United States on a timely basis, or at all.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future. From January 1, 2016 through April 27, 2016, the closing price of our common stock on the NASDAQ Global Select Market was as high as $81.79 per share and as low as $53.38 per share.

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
We have entered into a loan and security agreement with the Silicon Valley Bank and Oxford Finance LLC to fund our business operations. This loan and security agreement imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of March 31, 2016, we were in compliance with the covenants imposed by the loan and security agreement. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.

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
In addition, there are provisions in our certificate of incorporation and bylaws, as well as provisions in the Delaware General Corporation Law, that may discourage, delay or prevent a change of control that might otherwise be beneficial to stockholders. For example:

•	our Board of Directors may, without stockholder approval, issue shares of preferred stock with special voting or economic rights;

•	our stockholders do not have cumulative voting rights and, therefore, each of our directors can only be elected by holders of a majority of our outstanding common stock;

•	a special meeting of stockholders may only be called by a majority of our Board of Directors, the Chairman of our Board of Directors, or our Chief Executive Officer;

•	our stockholders may not take action by written consent;

•	our Board of Directors is divided into three classes, only one of which is elected each year; and

•	we require advance notice for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following exhibits are filed as a part of this report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

10.36	Sublease between DexCom, Inc. and Entropic Communications, LLC dated February 1, 2016.					X

10.37	Amended and Restated Non-Exclusive Distribution Agreement with Byram Healthcare dated February 1, 2016.**					X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

DEXCOM, INC. (Registrant)

Dated: April 27, 2016	By:	/s/ KEVIN R. SAYER
Kevin R. Sayer, President & Chief Executive Officer (Principal Executive Officer)

Dated: April 27, 2016	By:	/s/ JESS ROPER
Jess Roper, Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)