Form 10-Q
period 2016-06-30
DEXCOM INC
filed 2016-08-02
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2016, 83,883,617 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Consolidated Balance Sheets
(In millions—except par value data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$87.5	$86.1
Short-term marketable securities, available-for-sale	28.1	29.1
Accounts receivable, net	73.8	74.1
Inventory	42.9	35.2
Prepaid and other current assets	8.7	6.8
Total current assets	241.0	231.3
Property and equipment, net	77.0	54.7
Intangible assets, net	1.8	2.2
Goodwill	11.8	3.7
Other assets	1.2	0.1
Total assets	$332.8	$292.0
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$49.9	$38.9
Accrued payroll and related expenses	23.3	24.9
Current portion of long-term debt	—	2.3
Current portion of deferred revenue	0.7	0.8
Total current liabilities	73.9	66.9
Other liabilities	12.5	3.9
Total liabilities	86.4	70.8
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 shares authorized; no shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.001 par value, 100.0 authorized; 84.1 and 83.8 issued and outstanding, respectively, at June 30, 2016; and 82.0 and 81.7 shares issued and outstanding, respectively, at December 31, 2015	0.1	0.1
Additional paid-in capital	841.8	776.8
Accumulated other comprehensive loss	(0.7)	(0.3)
Accumulated deficit	(594.8)	(555.4)
Total stockholders’ equity	246.4	221.2
Total liabilities and stockholders’ equity	$332.8	$292.0
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(In millions—except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Product revenue	$137.3	$92.9	$253.5	$165.7
Development grant and other revenue	—	0.3	—	0.3
Total revenue	137.3	93.2	253.5	166.0
Cost of sales	51.8	27.2	92.9	53.5
Gross profit	85.5	66.0	160.6	112.5
Operating expenses
Research and development	36.3	24.4	68.5	44.2
Selling, general and administrative	69.3	45.2	131.4	84.6
Total operating expenses	105.6	69.6	199.9	128.8
Operating loss	(20.1)	(3.6)	(39.3)	(16.3)
Interest income	0.1	—	0.2	—
Interest expense	(0.1)	(0.1)	(0.2)	(0.3)
Loss before income taxes	(20.1)	(3.7)	(39.3)	(16.6)
Income tax expense	0.1	—	0.1	—
Net loss	$(20.2)	$(3.7)	$(39.4)	$(16.6)
Basic and diluted net loss per share	$(0.24)	$(0.05)	$(0.48)	$(0.21)
Shares used to compute basic and diluted net loss per share	83.6	79.6	82.8	78.7
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Loss
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(20.2)	$(3.7)	$(39.4)	$(16.6)
Unrealized gain (loss) on short-term available-for-sale marketable securities	—	—	—	—
Foreign currency translation loss	(0.4)	—	(0.4)	(0.2)
Comprehensive loss	$(20.6)	$(3.7)	$(39.8)	$(16.8)
See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating activities
Net loss	$(39.4)	$(16.6)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	7.3	5.0
Share-based compensation	52.7	36.6
Accretion and amortization related to marketable securities, net	0.1	0.2
Amortization of debt issuance costs	—	0.1
Loss on disposal of equipment	—	0.2
Changes in operating assets and liabilities:
Accounts receivable, net	0.8	(3.1)
Inventory	(7.2)	(6.4)
Prepaid and other assets	(2.7)	(1.0)
Restricted cash	—	0.3
Accounts payable and accrued liabilities	9.3	3.7
Accrued payroll and related expenses	(1.7)	(0.2)
Deferred revenue	(0.2)	0.1
Deferred rent and other liabilities	0.9	0.9
Net cash provided by operating activities	19.9	19.8
Investing activities
Purchase of available-for-sale marketable securities	(20.9)	(27.5)
Proceeds from the maturity of available-for-sale marketable securities	21.7	9.2
Purchase of property and equipment	(22.0)	(14.3)
Acquisitions, net of cash acquired	0.4	(0.5)
Net cash used in investing activities	(20.8)	(33.1)
Financing activities
Net proceeds from issuance of common stock	4.8	10.4
Repayment of long-term debt	(2.3)	(1.2)
Net cash provided by financing activities	2.5	9.2
Effect of exchange rate changes on cash and cash equivalents	(0.2)	—
Increase (decrease) in cash and cash equivalents	1.4	(4.1)
Cash and cash equivalents, beginning of period	86.1	71.8
Cash and cash equivalents, end of period	$87.5	$67.7
Supplemental disclosure of non-cash investing and financing transactions:
Issuance of common stock in connection with acquisition	$7.2	$—
Acquisition-related holdback liability	$1.8	$—
Assets acquired and financing obligation under build-to-suit leasing arrangement	$6.0	$—
See accompanying notes

DexCom, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
Organization and Business
DexCom, Inc. is a medical device company focused on the design, development and commercialization of continuous glucose monitoring (“CGM”) systems for ambulatory use by people with diabetes and by healthcare providers for the treatment of people with diabetes. Unless the context requires otherwise, the terms “we,” “us,” “our,” the “company,” or “DexCom” refer to DexCom, Inc. and its subsidiaries.
Basis of Presentation
We have incurred operating losses since our inception and have an accumulated deficit of $594.8 million at June 30, 2016. As of June 30, 2016, we had available cash, cash equivalents and marketable securities totaling $115.6 million and working capital of $167.1 million. Our ability to transition to, and maintain, profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned increases in compensation expenses and other operating expenses needed to support the growth of our business which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources will be sufficient to fund our operations through at least June 30, 2017.
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2015 included in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission on February 23, 2016.
Principles of Consolidation
The consolidated financial statements include the accounts of DexCom, Inc. and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
We sell our products through a direct sales force in the United States and portions of Europe, and through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Asia, Latin America, the Middle East and Africa. DexCom, Inc. is domiciled in the United States.
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
We recorded $27.6 million and $52.7 million in share-based compensation expense during the three and six months ended June 30, 2016, compared to $20.7 million and $36.6 million during the three and six months ended June 30, 2015. At June 30, 2016, unrecognized estimated compensation costs related to unvested stock options and restricted stock units totaled $202.8 million and is expected to be recognized through 2020.
Revenue Recognition
We sell our durable systems and disposable units through a direct sales force in the United States and portions of Europe, and through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Asia, Latin America the Middle East and Africa. Components are individually priced and can be purchased separately or together. We receive payment directly from customers who use our products, as well as from distributors, organizations and third-party payors. Our durable system includes a reusable transmitter, a receiver, a power cord and a USB cable. Disposable sensors for use with the durable system are sold separately in packages of four. We provide free of charge software and mobile applications for use with our durable systems and disposable sensors. The initial durable system price is generally not dependent upon the purchase of any amount of disposable sensors.
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
We have entered into distribution agreements with Byram Healthcare and its subsidiaries (“Byram”), RGH Enterprises (“Edgepark”) and other distributors that allow the distributors to sell our durable systems and disposable units. We have contracts with certain distributors, including and pharmacy wholesalers, who stock our products, and we refer to these distributors as Stocking Distributors, whereby the Stocking Distributors fulfill orders for our product from their inventory. We also have contracts with certain distributors that do not stock our products, but rather products are shipped directly to the customer by us on behalf of our distributor, and we refer to these distributors as Drop-Ship Distributors. Revenue is recognized based on contracted prices and invoices are either paid by check following the issuance of a purchase order or letter of credit, or they are paid by wire at the time of placing the order. Terms of distributor orders are generally Freight on Board shipping point (or Free Carrier shipping point for international orders). Distributors do not have rights of return per their distribution agreement outside of our standard warranty. The distributors typically have a limited time frame to notify us of any missing, damaged, defective or non-conforming products. For any such products, we shall either, at our option, replace the portion of defective or non-conforming product at no additional cost to the distributor or cancel the order and refund any portion of the price paid to us at that time for the sale in question.
Warranty Accrual
Estimated warranty costs associated with a product are recorded at the time of shipment. We estimate future warranty costs by analyzing historical warranty experience for the timing and amount of returned product, and these estimates are evaluated on at least a quarterly basis to determine the continued appropriateness of such assumptions.
Foreign Currency
The financial statements of our foreign subsidiaries are translated into U.S. dollars for financial reporting purposes. Assets and liabilities are translated at period-end exchange rates, and revenue and expense transactions are translated at average exchange rates for the period. Translation related adjustments are recognized as part of comprehensive income and are included in accumulated other comprehensive loss in the consolidated balance sheet. Gains and losses resulting from certain intercompany transactions as well as transactions with customers and vendors that are denominated in currencies other than the functional currency of each subsidiary give rise to foreign exchange gains or losses reflected in operations. To date the results of operations of these subsidiaries and related translation adjustments and foreign exchange gains or losses have not been material in our consolidated results.
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
Inventory
Inventory is valued at the lower of cost or market value on a part-by-part basis that approximates first in, first out. We make adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolete and potential scrapped inventories. Factors influencing these adjustments include inventories on hand and on order compared to estimated future usage and sales for existing and new products, as well as judgments regarding quality control testing data, and assumptions about the likelihood of scrap and obsolescence. Once written down the adjustments are considered permanent and are not reversed until the related inventory is sold or disposed. During the first quarter of 2015, we recorded charges of approximately $2.0 million in cost of goods sold related to excess and obsolete inventory due to the approval and launch of our DexCom G4 PLATINUM with Share System. During the second quarter of 2016, we recorded charges of $3.5 million in cost of goods sold related to excess and obsolete receiver inventory primarily related to the customer notification as discussed in the Risk Factor entitled “If we or our suppliers or distributors fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, the products could be subject to restrictions or withdrawal from the market."
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
Goodwill and Intangible Assets
Our identifiable intangible assets are comprised of acquired core technologies, customer relationships, covenants not-to-compete, in-process research and development and trade names. The cost of identifiable intangible assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives. The change in goodwill for the three and six months ended June 30, 2016 compared to December 31, 2015 was primarily due to the acquisition of Nintamed, our distributor in Germany, Switzerland and Austria, based on our preliminary purchase price allocation. The acquisition is part of our strategy to expand our international operations. In connection with the acquisition, we issued 110,993 shares of our common stock with an aggregate value of $7.2 million as of May 2, 2016 and recorded a $1.8 million holdback liability within “Other Liabilities” in the Consolidated Balance Sheets, which represents a portion of the purchase price withheld and payable in May 2018, in either cash or common stock at our election, to the extent that certain breaches of the representations and warranties have not occurred. We have determined that the acquisition of Nintamed was a non-material business combination.
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
In July 2015, the FASB issued guidance to change the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The guidance requires that inventory accounted for under the first-in, first-out (FIFO) or average cost methods be measured at the lower of cost and net realizable value, where net realizable value represents the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for us beginning in the first quarter of fiscal 2018. Early adoption is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the effect this guidance will have on our consolidated financial statements.
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
Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options outstanding to purchase common stock	1.0	2.1	1.0	2.1
Unvested restricted stock units	3.9	4.4	3.9	4.4
Total	4.9	6.5	4.9	6.5

3. Financial Statement Details (in millions)
Short- Term Marketable Securities, Available-for-Sale
Short-term marketable securities, consisting solely of debt securities, were as follows:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$22.2	$—	$—	$22.2
Corporate debt	2.6	—	—	2.6
Commercial paper	3.3	—	—	3.3
Total	$28.1	$—	$—	$28.1

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$22.1	$—	$—	$22.1
Corporate debt	4.9	—	—	4.9
Commercial paper	2.1	—	—	2.1
Total	$29.1	$—	$—	$29.1
As of June 30, 2016, the estimated market value of available-for-sale marketable securities with contractual maturities of up to one year and up to 18 months were $27.0 million and $1.1 million, respectively.
Inventory

	June 30, 2016	December 31, 2015
Raw materials	$18.4	$16.0
Work-in-process	3.4	2.6
Finished goods	21.1	16.6
Total	$42.9	$35.2
Accounts Payable and Accrued Liabilities

	June 30, 2016	December 31, 2015
Accounts payable trade	$22.4	$19.0
Accrued tax, audit, and legal fees	3.3	2.1
Clinical trials	0.5	0.7
Pharmacy rebates	5.2	4.0
Accrued other including warranty	18.5	13.1
Total	$49.9	$38.9

Accrued Warranty
Warranty costs are reflected in the consolidated statements of operations as product cost of sales. A reconciliation of our accrued warranty costs for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$5.7	$1.1	$3.3	$1.3
Charges to costs and expenses	7.3	1.8	13.5	3.0
Costs incurred	(5.1)	(1.7)	(8.9)	(3.1)
Ending balance	$7.9	$1.2	$7.9	$1.2

Other Liabilities

	June 30, 2016	December 31, 2015
Financing lease obligations	$6.0	$—
Deferred rent	4.3	3.8
Other	2.2	0.1
Total	$12.5	$3.9

4. Commitments and Contingencies
Revolving Credit Agreement
In June 2016, we entered into a $200.0 million revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, NA, as administrative agent, Bank of America, Silicon Valley Bank and Union Bank. In addition to allowing borrowings in US dollars, the Credit Agreement provides a $25.0 million sublimit for borrowings in Canadian Dollars, Euros, British Pounds, Swedish Krona, Japanese Yen and any other currency that is subsequently approved by JPMorgan Chase and each lender. The Credit Agreement also provides a subfacility of up to $10.0 million for letters of credit. The interest rate under the Credit Agreement ranges from 0.75% to 2.75% plus our choice of one of two base rates, LIBOR or a rate based on the publicly announced JPMorgan Chase prime rate, the federal funds rate or the overnight bank funding rate. We will also pay a commitment fee of between 0.25% and 0.45%, payable quarterly in arrears, on the average daily unused amount of the revolving facility based on our leverage ratio. The aggregate debt issuance costs and fees incurred with respect to entering into the Credit Agreement were $0.7 million, which have been capitalized on our Consolidated Balance Sheet within "Other Assets" and will be amortized through the maturity date of June 2021 on a straight line basis. As of June 30, 2016 we had no outstanding borrowings under the Credit Agreement.
Long-Term Debt
In November 2012, we entered into a loan and security agreement (the “Loan Agreement”) that provides for (i) a $15.0 million revolving line of credit and (ii) a total term loan of up to $20.0 million (“the Term Loan”), in both cases, to be used for general corporate purposes. The revolving line of credit expired as of November 2015 with no amounts drawn or outstanding. In accordance with the Loan Agreement, $7.0 million was advanced under the Term Loan at the funding date in November 2012 and the remaining $13.0 million in additional funds expired unused. In June 2016, we paid off the remaining principal balance under the Term Loan.
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
On April 28, 2016, we entered into a certain Industrial Net Lease (the “Mesa Lease”) with PRA/LB, L.L.C. with respect to facilities in the building at 232 South Dobson Road in Mesa, Arizona (the “Mesa Building"). Under the Mesa Lease, we have leased approximately 148,797 square feet of space in the Mesa Building, of which approximately 78,000 square feet was available to us on May 1, 2016 and the remaining portion of the Mesa Building will become available to us on or around January 1, 2018. The term of the Mesa Lease extends through March 2028 with four extension options, each with five-year terms. The lease arrangement involves the construction of our new manufacturing facility where we are involved in the design and construction of the leased space, including non-standard tenant improvements paid for by us. This arrangement is referred to as build-to suit lease and for accounting purposes, we are considered the owner of the construction project during the construction period. As of June 30, 2016, we have capitalized the fair value of the Mesa Building of $6.0 million within “Property and Equipment, net,” and recorded a corresponding financing lease obligation liability of $6.0 million within “Other Liabilities” in the Consolidated Balance Sheet. At the conclusion of the construction period we will evaluate the Mesa Lease to determine whether or not it meets the criteria for “sales-leaseback” treatment.
We have also entered into other operating lease agreements, primarily for office and warehouse space, that expire at various times through September 2023. These facility leases have annual rental increases ranging from approximately 2.5% to 4%. The difference between the straight-line expense over the term of the lease and actual amounts paid are recorded as deferred rent.
Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances, under all lease agreements as of June 30, 2016 were as follows (in millions):

Fiscal Year Ending
Remainder of 2016	$3.2
2017	7.2
2018	9.4
2019	10.5
2020	10.8
Thereafter	37.5
Total	$78.6
Total rent expense for the three and six months ended June 30, 2016 was $2.3 million and $4.2 million, compared to $1.4 million and $2.8 million for the same periods of 2015.
Litigation
On March 28, 2016, Agamatrix, Inc. (“Agamatrix”) filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by Agamatrix.  It is our position that Agamatrix’s assertions of infringement have no merit. Neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation can be assessed at this time. As of June 30, 2016, no amounts have been accrued in respect of this litigation.
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

Purchase Commitments
We are party to various purchase arrangements related to our manufacturing and development activities including materials used in our CGM systems. As of June 30, 2016, we had purchase commitments with vendors totaling $55.5 million due within one year. There are no material purchase commitments due beyond one year.
Other
On May 2, 2016, we entered into a Standard Form of Agreement (the “Skanska Contract”) with Skanska USA Building Inc. (the “Contractor”), providing for construction and design services to build out our new manufacturing facility in the Mesa Building. The first phase of construction began in the second quarter of 2016 and is expected to be completed in mid-2017. The total expenditures under the Skanska Contract are currently anticipated to be approximately $30 million.

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
The following table represents our fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of June 30, 2016 (in millions):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$33.3	$—	$33.3
Marketable securities, available for sale
U.S. government agencies	—	22.2	—	22.2
Corporate debt	—	2.6	—	2.6
Commercial paper	—	3.3	—	3.3
Total marketable securities, available for sale	$—	$28.1	$—	$28.1
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
There were no transfers between Level 1 and Level 2 securities during the three and six months ended June 30, 2016 and 2015. There were no transfers into or out of Level 3 securities during the three and six months ended June 30, 2016 and 2015.

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
Overview
We are a medical device company primarily focused on the design, development and commercialization of continuous glucose monitoring (“CGM”) systems for ambulatory use by people with diabetes and by healthcare providers for the treatment of people with diabetes. Unless the context requires otherwise, the terms “we,” “us,” “our,” the “company,” or “DexCom” refer to DexCom, Inc. and its subsidiaries.
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
We previously received CE Mark approval for, and in September, 2015, we launched the G5 Mobile in certain countries in Europe. In the countries and regions outside of the United States that recognize the CE Mark, the G5 Mobile does not require confirmatory finger sticks when making treatment decisions, although a minimum of two finger sticks a day remain necessary for calibration of the G5 Mobile.  On July 21, 2016, the Clinical Chemistry and Clinical Toxicology Devices Panel (the "Panel") of the FDA voted to recommend our proposed non-adjunctive indication for the G5 Mobile.  This recommendation is non-binding and we remain in discussions with the FDA concerning the formal approval of our PMA for the expanded non-adjunctive indication for the G5 Mobile.
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
Future Products
We plan to develop future generations of technologies focused on improved performance and convenience and that will enable intelligent insulin administration. Over the longer term, we plan to develop networked platforms with open architecture, connectivity and transmitters capable of communicating with other devices and software systems. Our product development timelines are highly dependent on our ability to achieve clinical endpoints and regulatory and legal requirements, and to overcome technology challenges. Our product development timelines may be delayed due to extended regulatory approval timelines, scheduling issues with patients and investigators, requests from institutional review boards, sensor performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, the FDA may not approve our products, and even if approved, we may not achieve acceptance in the marketplace by physicians and people with diabetes.
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
Commercial Operations
We have built a direct sales organization in the United States, and are building a direct sales force in portions of Europe, to call on endocrinologists, pediatric endocrinologists, physicians, pediatricians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. To complement our direct sales efforts, we have entered into U.S. and international distribution arrangements that allow distributors to sell our products. We believe our direct, highly specialized and focused sales organization and our domestic and international distribution agreements are sufficient for us to support our sales efforts for at least the next twelve months.
As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare and Medicaid (“CMS”) released 2008 Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those customers covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices that include our products. As of August 2, 2016, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our G4 PLATINUM and G5 Mobile systems by their members. Many of these coverage policies reimburse for our products under durable medical equipment benefits, are restrictive in nature and require the patient to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. In addition, customers who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist customers in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create and liberalize coverage policies with third-party payors, including obtaining reimbursement for our products under pharmacy benefits, and expect to continue to do so in fiscal 2016. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, people with diabetes may not use them on a widespread basis.
We currently manufacture our products at our headquarters facilities in San Diego, California. As of June 30, 2016, these facilities had more than 8,000 square feet of laboratory space and approximately 18,000 square feet of controlled environment rooms. In July 2012, the FDA completed an inspection of our facilities, and did not identify any observations or require any other types of corrective action. During a routine FDA post-approval facility inspection ending on November 7, 2013, the FDA issued a Form 483 with several observations regarding DexCom Medical Device Reporting (“MDR”) procedures and complaint reportability determinations. DexCom responded to the observations on November 26, 2013. On March 14, 2014, we received the 2014 Warning Letter from the FDA related to administrative deficiencies in filing MDRs. On April 2, 2014, we responded to the 2014 Warning Letter. On April 16, 2015, the FDA initiated an on-site inspection intended to both close out the 2014 Warning Letter and conduct our normal biennial quality system inspection. The FDA completed its inspection with no observations. On May 21, 2015, the FDA issued a letter closing the 2014 Warning Letter. During a routine FDA post-market inspection ending on March 29, 2016, the FDA issued a Form 483 with one observation regarding the DexCom MDR procedure specific to retrospective MDR filing when a change in complaint reportability is made. On April 19, 2016, we responded to this observation.
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
Product revenues are generated from the sale of durable continuous glucose monitoring systems (receivers and transmitters) and disposable sensors through a direct sales force in the United States and portions of Europe, as well as through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Asia, Latin America, the Middle East and Africa. The sensor is inserted by the user and is intended to be used continuously for up to seven days, after which it may be replaced with a new disposable sensor. Our transmitter is reusable until it reaches the end of its battery life. Our receiver is reusable. As we establish an installed base of customers using our products, we expect to generate an increasing portion of our revenues through recurring sales of our disposable sensors.
As of June 30, 2016, we had an accumulated deficit of $594.8 million. We expect our losses to continue as we proceed with our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and debt. In November 2012, we entered into our Loan Agreement that provided for (i) a $15.0 million revolving line of credit and (ii) initially provided a total term loan of up to $20.0 million (the “Term Loan”). The revolving line of credit expired as of November 2015 with no amounts drawn or outstanding. In accordance with the Loan Agreement, $7.0 million was advanced under the Term Loan at the funding date in November 2012, and the remaining $13.0 million in additional funds expired unused. In June 2016, we paid off the remaining principal balance under the Term Loan. In June 2016, we entered into a $200.0 million Credit Agreement with JPMorgan Chase Bank, NA, as administrative agent, Bank of America, Silicon Valley Bank and Union Bank. The Credit Agreement provides a subfacility of up to $10.0 million for letters of credit.
Financial Operations
Revenue
We sell our durable systems and disposable units through a direct sales force in the United States and portions of Europe, and through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Asia, Latin America, the Middle East and Africa. We have contracts with certain distributors who stock our products, and we refer to these distributors as Stocking Distributors, whereby the distributors fulfill orders for our product from their inventory. We also have contracts with certain distributors that do not stock our products, but rather products are shipped directly to the customer by us on behalf of our distributor, and we refer to these distributors as Drop-Ship Distributors. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. We typically experience seasonality with lower sales in the first quarter of each year, compared to the previous fourth quarter, related to annual insurance deductible resets and unfunded flexible spending accounts.
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
Selling, General and Administrative
Our selling, general and administrative expenses primarily consist of salary, fringe benefits and share-based compensation for our executive, financial, sales, marketing, information technology and administrative functions. Other significant expenses include commissions, marketing and advertising, IT software license costs, insurance, professional fees for our outside legal counsel and independent auditors, litigation expenses, patent application expenses and consulting expenses.

Results of Operations
Quarter Ended June 30, 2016 Compared to June 30, 2015
Revenue, Cost of Sales and Gross Profit
Product revenue increased $44.4 million to $137.3 million for the three months ended June 30, 2016 compared to $92.9 million for the three months ended June 30, 2015, primarily due to increased sales volume of our disposable sensors resulting from the continued growth of our installed base of customers using our G4 PLATINUM and G5 Mobile systems and durable systems to both new and existing customers. Revenue attributable to our disposable sensors and durable systems was approximately 70% and 30% of total revenue for the three months ended June 30, 2016, and was approximately 70% and 30% of total revenue for the three months ended June 30, 2015, respectively.
Cost of sales increased $24.6 million to $51.8 million for the three months ended June 30, 2016 compared to $27.2 million for the three months ended June 30, 2015, primarily due to increased sales volume, partially due to increased warranty costs related to receivers, and $3.5 million in receiver related excess and obsolete inventory charges primarily related to the customer notification discussed in the Risk Factor entitled “If we or our suppliers or distributors fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, the products could be subject to restrictions or withdrawal from the market.” Gross profit increased $19.5 million to $85.5 million for the three months ended June 30, 2016 compared to $66.0 million for the same period in 2015, primarily due to increased revenue, partially offset by the product mix of sales of our lower margin G5 transmitters and costs related to the customer notification discussed above.
Revenue from products shipped to our Drop-Ship Distributors’ customers was $8.8 million, or 6%, of our total revenues for the three months ended June 30, 2016 compared to $8.6 million, or 9%, of our total revenues for the three months ended June 30, 2015. Revenue from products shipped to Stocking Distributors was $86.5 million, or 63%, of our total revenues for the three months ended June 30, 2016 compared to $57.7 million, or 62%, of our total revenues for the three months ended June 30, 2015.
The development grant and other revenues of $0.3 million for the three months ended June 30, 2015 was primarily due to services associated with clinical supply and services agreements. We did not incur any development and other cost of sales during the three months ended June 30, 2016 and June 30, 2015.
Research and Development. Research and development expense increased $11.9 million to $36.3 million for the three months ended June 30, 2016 compared to $24.4 million for the three months ended June 30, 2015. Significant elements of the increase in research and development costs for the three months June 30, 2016 compared to the three months ended June 30, 2015 included $4.3 million in additional salaries, bonus and payroll related costs, $2.4 million in additional share-based compensation, $0.9 million in additional supplies, and $0.7 million in additional consulting expenses.
Selling, General and Administrative. Selling, general and administrative expense increased $24.1 million to $69.3 million for the three months ended June 30, 2016 compared to $45.2 million for the three months ended June 30, 2015. The increase was primarily due to higher headcount related selling, marketing and information technology infrastructure costs to support revenue growth and the continued commercialization of our products. Significant elements of the increase in selling, general, and administrative expenses included $6.5 million in additional salaries, bonus, and payroll related costs, $3.3 million in additional share-based compensation costs, $2.5 million of additional consulting fees, $2.2 million in additional marketing costs, $1.0 million of additional software license costs, $0.6 million of additional commissions, and $0.6 million of additional costs to support our international expansion.
Interest Income. Interest income was $0.1 million for the three months ended June 30, 2016 and is related to our marketable securities portfolio.
Interest Expense. Interest expense was $0.1 million for the three months ended June 30, 2016 and $0.1 million for the three months ended June 30, 2015 and is related to our Loan Agreement and Revolving Credit Agreement.
Income Tax Expense. Income tax expense was $0.1 million for the three months ended June 30, 2016, and is primarily related to state minimum taxes and foreign income taxes related to our international subsidiaries.

Six Months Ended June 30, 2016 Compared to June 30, 2015
Revenue, Cost of Sales and Gross Profit

Product revenues increased $87.8 million to $253.5 million for the six months ended June 30, 2016 compared to $165.7 million for the six months ended June 30, 2015 based primarily on increased sales volume of our disposable sensors due to the continued growth of our installed base of customers using our G4 PLATINUM and G5 Mobile systems and durable systems to both new and existing customers. Revenue attributable to our disposable sensors and durable systems was approximately 70% and 30%, respectively, of total revenue, for each of the six months ended June 30, 2016 and 2015.
Cost of sales increased $39.4 million to $92.9 million for the six months ended June 30, 2016 compared to $53.5 million for the six months ended June 30, 2015, primarily due to increased sales volume, partially due to increased warranty costs related to receivers, and $3.5 million in receiver related excess and obsolete inventory charges primarily related to the customer notification as discussed in the Risk Factor entitled “If we or our suppliers or distributors fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, the products could be subject to restrictions or withdrawal from the market." The gross profit of $160.6 million for the six months ended June 30, 2016 increased $48.1 million compared to $112.5 million for the same period in 2015, primarily due to increased revenue, partially offset by the product mix of sales of our lower margin G5 transmitters and costs related to the customer notification discussed above.
The development grant and other revenues of $0.3 million for the six months ended June 30, 2015 was primarily due to services associated with clinical supply and services agreements. We did not incur any development and other cost of sales during the six months ended June 30, 2016 and June 30, 2015.
Revenue from products shipped to our Drop-Ship Distributors’ customers was $18.3 million, or 7%, of our total revenues for the six months ended June 30, 2016 compared to $17.0 million, or 10%, of our total revenues for the six months ended June 30, 2015. Revenue from products shipped to Stocking Distributors was $165.9 million, or 65%, of our total revenues for the six months ended June 30, 2016 compared to $102.9 million, or 62%, of our total revenues for the six months ended June 30, 2015.
Research and Development. Research and development expense increased $24.3 million to $68.5 million for the six months ended June 30, 2016, compared to $44.2 million for the six months ended June 30, 2015. Significant elements of the increase in research and development costs for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 included $8.2 million in additional salaries, bonus and payroll related costs, $5.5 million in additional share-based compensation, $2.7 million in additional supplies, and $1.1 million in additional consulting expenses.
Selling, General and Administrative. Selling, general and administrative expense increased $46.8 million to $131.4 million for the six months ended June 30, 2016, compared to $84.6 million for the six months ended June 30, 2015. The increase was primarily due to higher headcount related selling, marketing and information technology infrastructure costs to support revenue growth and the continued commercialization of our products. Significant elements of the increase in selling, general, and administrative expenses included $12.1 million in additional salaries, bonus, and payroll related costs, $8.3 million in additional share-based compensation costs, $5.1 million in additional marketing costs, $4.0 million of additional consulting fees, $2.0 million of additional commissions, $1.7 million of additional software license costs and $1.3 million of additional costs to support our international expansion.
Interest Income. Interest income was $0.2 million for the six months ended June 30, 2016 and is related to our marketable securities portfolio.
Interest Expense. Interest expense was $0.2 million for the six months ended June 30, 2016 compared to $0.3 million for the six months ended June 30, 2015 and is related to our Loan Agreement and Revolving Credit Agreement.
Income Tax Expense. Income tax expense was $0.1 million for the six months ended June 30, 2016, and is primarily related to state minimum taxes and foreign income taxes related to our international subsidiaries.

Liquidity and Capital Resources
We have incurred losses since our inception in May 1999. As of June 30, 2016, we had an accumulated deficit of $594.8 million and had working capital of $167.1 million. To date, we have funded our operations primarily through offerings of equity securities and debt, and the sales of our products. In June 2016, we entered into a $200.0 million Credit Agreement, including a subfacility of up to $10.0 million for letters of credit. The revolving loans under the Credit Agreement will be available for general corporate purposes, including working capital and capital expenditures.
Our cash, cash equivalents and marketable securities totaled $115.6 million as of June 30, 2016. We generally invest our cash and cash equivalents in investment grade, highly liquid fixed income securities. Our marketable securities portfolio is denominated in U.S. dollars and consists of investment grade, highly liquid securities of various holdings including obligations of U.S. government sponsored enterprises, commercial paper, corporate debt, and money market funds. The change in our cash, cash equivalents and marketable securities during the six months ended June 30, 2016 was due to the factors described in the “Cash Flow Summary” below.
Cash Flow Summary
The following table sets forth a summary of our cash flows for the periods indicated (in millions)

	Six Months Ended June 30,		Change
	2016	2015
Net cash provided by operating activities	$19.9	$19.8	$0.1
Net cash used in investing activities	$(20.8)	$(33.1)	$12.3
Net cash provided by financing activities	$2.5	$9.2	$(6.7)
As of June 30, 2016, we had $87.5 million of cash and cash equivalents compared to $86.1 million as of December 31, 2015, an increase of $1.4 million. The cash flows during the six months ended June 30, 2016 were related primarily to the following items:

Cash inflows:

•
Net cash provided by operations of $19.9 million comprised of net loss of $39.4 million, changes in working capital balances of $0.8 million, offset by $60.1 million positive adjustments to accrual based net loss for non-cash items primarily related to share-based compensation, depreciation and amortization;

•	Proceeds of $0.8 million as a result of marketable securities transactions;

•	Proceeds from issuance of common stock of $4.8 million.

Cash outflows:

•	Capital expenditures of $22.0 million primarily related to purchase of manufacturing equipment, facility related build-outs and office equipment;

•	Repayments of debt of $2.3 million.

Net Cash Provided by Operating Activities. The change in cash provided by operations was primarily due to $22.8 million in higher net loss, offset by an additional $4.9 million cash inflow from changes in operating assets and liabilities and by $18.0 million in higher non-cash charges primarily comprised of share-based compensation. The main drivers in the change in operating assets and liabilities included increases in inventory, accounts payable, accrued payroll and other liabilities, all as a result of our growth.
Net Cash Used in Investing Activities. The change in cash used in investing activities was primarily due to $19.1 million net increase in cash as a result of marketable securities transactions, offset by the use of an additional $7.7 million to purchase equipment to support manufacturing improvements and information technology infrastructure.
Net Cash Provided by Financing Activities. The decrease in cash provided by financing activities was due to $5.6 million decrease in proceeds from the issuance of common stock pursuant to the exercise of then-outstanding stock options for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, and $1.1 million increase in loan payments as a result of the payoff of the remaining principal balance under the Term Loan.

Operating Capital and Capital Expenditure Requirements
We anticipate that we will continue to incur net losses as we incur expenses and expand the commercialization of our approved products domestically and internationally, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.
We believe that our cash, cash equivalents, marketable securities balances, projected cash contributions from our commercial operations and $200.0 million available under our Credit Agreement will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs through at least June 30, 2017. If our available cash, cash equivalents and marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products or new markets for our existing products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, we cannot guarantee that we will be successful in obtaining additional cash contributions from future partnership arrangements. Our ability to transition to, and maintain profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we are unable to obtain additional financing, we may be required to reduce planned increases in compensation related expenses or other operating expenses related to research, development, and commercialization activities, which could have an adverse impact on our ability to achieve our intended business objectives.
Because of the numerous risks and uncertainties associated with the development of continuous glucose monitoring technologies, we are unable to estimate the exact amounts of capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including, but not limited to:

•	the revenue generated by sales of our approved products and other future products;

•	the expenses we incur in manufacturing, developing, selling and marketing our products;

•	the quality levels of our products and services;

•	the third-party reimbursement of our products for our customers;

•	our ability to efficiently scale our manufacturing operations to meet demand for our current and any future products;

•	the costs, timing and risks of delays of additional regulatory approvals;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the rate of progress and cost of our clinical trials and other development activities;

•	the success of our research and development efforts;

•	the emergence of competing or complementary technological developments;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish; and

•	the acquisition of businesses, products and technologies and our ability to integrate and manage any acquired businesses, products and technologies.
Contractual Obligations
We are party to various purchase arrangements related to components used in manufacturing and research and development activities. As of June 30, 2016, we had firm purchase commitments with certain vendors totaling approximately $55.5 million due within one year. There are no material purchase commitments due beyond one year.
We are party to various leasing arrangements as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We have entered into the following new leasing arrangements during the six months ended June 30, 2016:

•
On February 1, 2016, we entered into a Sublease (the “Sublease”) with Entropic Communications, LLC with respect to the building at 6350 Sequence Drive in San Diego, California (the “6350 Building”). Under the Sublease, we have leased approximately 132,600 square feet of space in the 6350 Building. The lease term extends through January 2022. The total obligation for rent under the life of the lease is $14.5 million, excluding real estate taxes and operating costs.

•
On April 28, 2016, we entered into a certain Industrial Net Lease (the “Mesa Lease”) with PRA/LB, L.L.C. with respect to facilities in the building at 232 South Dobson Road in Mesa, Arizona (the “Mesa Building"). Under the

Mesa Lease, we have leased approximately 148,797 square feet of space in the Mesa Building, of which approximately 78,000 square feet was available to us on May 1, 2016 and the remaining portion of the Mesa Building will become available to us on or around January 1, 2018. The term of the Mesa Lease extends through March 2028 with four extension options, each with five year terms. The total obligation for rent under the lease term ending March 2028 is approximately $15.3 million, excluding real estate taxes and operating costs.
The following table summarizes our outstanding contractual obligations as of June 30, 2016 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in millions):

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$78.6	$3.2	$16.6	$21.3	$37.5
Purchase commitments	55.5	55.5	—	—	—
Total	$134.1	$58.7	$16.6	$21.3	$37.5
Other
On May 2, 2016, we entered into that certain Standard Form of Agreement (the “Skanska Contract”) with Skanska USA Building Inc. (the “Contractor”) , providing for construction and design services to build out our new manufacturing facility in the Mesa Building. The first phase of construction began in the second quarter of 2016 and is expected to be completed in mid-2017. The total expenditures under the Skanska Contract are currently anticipated to be approximately $30 million.
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
Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our accounting policies and estimates which are most critical to a full understanding and evaluation of our reported financial results are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There were no material changes to our critical accounting policies during the six months ended June 30, 2016.
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
On March 28, 2016, Agamatrix, Inc. (“Agamatrix”) filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by Agamatrix.  It is our position that Agamatrix’s assertions of infringement have no merit. Neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation can be assessed at this time. As of June 30, 2016, no amounts have been accrued in respect of this litigation.
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

Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. Before making a decision to invest in, hold or sell our common stock, stockholders and potential stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q, as well as the other information we file with the Securities and Exchange Commission. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the value of our common stock could decline and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business. Refer to our disclaimer regarding forward-looking statements at the beginning of our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Factors that May Affect our Financial Condition and Results of Operations
Risks Related to Our Business
We have incurred losses since inception and anticipate that we will incur continued losses in the future.
We have incurred net losses in each year since our inception in May 1999, including a net loss of $39.4 million for the six months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $594.8 million. We have financed our operations primarily through private and public offerings of equity securities and debt, and the sales of our products. We have devoted substantial resources to:

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
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our next generation ambulatory continuous glucose monitoring sensors and systems. For the six months ended June 30, 2016, we generated $19.9 million in net cash from operating activities, compared to $19.8 million generated for the same period in 2015, and as of June 30, 2016, we had working capital of $167.1 million which included $115.6 million in cash, cash equivalents and short-term marketable securities. Although we expect that our cash generated by operations will increase in each of the next several years, we may need additional funds to continue the commercialization of our current products and to develop and commercialize our next generation sensors and systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we may need will depend on many factors, including:

•	the revenue generated by sales of our products and other future products;

•	the costs, timing and risks of delay of additional regulatory approvals;

•	the expenses we incur in manufacturing, developing, selling and marketing our products;

•	our ability to scale our manufacturing operations to meet demand for our current and any future products;

•	the costs to produce our continuous glucose monitoring systems;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the rate of progress and cost of our clinical trials and other development activities;

•	the success of our research and development efforts;

•	the emergence of competing or complementary technological developments;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost of ongoing compliance with legal and regulatory requirements, and third party payors' policies;

•	the cost of obtaining and maintaining regulatory or payor clearance or approval for our current or future products including those integrated with other companies products; and

•	the acquisition of businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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
We have entered into distribution arrangements to leverage established distributors already engaged in the diabetes marketplace. We have entered into distribution agreements with Byram and Edgepark, pursuant to which we generated approximately 17% and 11% respectively, of our total revenue during the six months ended June 30, 2016. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. Additionally, to the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States, Europe or other countries, our product margins could be lower than if we directly marketed and sold our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and people with diabetes in Europe or other countries will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe or other countries. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.
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
As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although CMS in 2008 released HCPCS codes applicable to each of the three components of our continuous glucose monitoring systems to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those people with diabetes covered by third-party payors that have adopted policies for continuous glucose monitoring devices allowing for coverage of these devices if certain conditions are met. As of August 2, 2016, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our products by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on continuous glucose monitoring devices, typically, though not exclusively, under durable medical equipment benefits, those coverage policies frequently require significant medical documentation in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. In addition, Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain additional reimbursement arrangements, including under pharmacy benefits, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as requiring prospective reimbursement and second opinions, purchasing in groups, or redesigning benefits. We are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our dependence on the commercial success of the G4 PLATINUM and G5 Mobile systems makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the G4 PLATINUM and G5 Mobile systems, people without coverage who have diabetes may not use our products. Furthermore, payors are increasingly basing reimbursement rates on factors such as the efficacy of the product, and clinical outcomes associated with the product, and any factors that negatively impact the efficacy or clinical outcomes (or cause a perception of any such negative impact), such as the results of a clinical trial, a product defect, or a product recall, could negatively impact the reimbursement rate,
In some foreign markets, pricing and profitability of medical devices are subject to government control. In the United States, we expect that there will continue to be federal and state proposals for similar controls. Also, the trends toward managed healthcare in the United States and proposed legislation intended to reduce the cost of government insurance programs could significantly influence the purchase of healthcare services and products and may result in lower prices for our products or the exclusion of our products from reimbursement programs.
We may never receive approval or clearance from the FDA and other governmental agencies to market our next generation ambulatory system, expanded indications for use of current and future generation ambulatory systems, future software platforms, or any other continuous glucose monitoring system or related component under development.
Our continuous glucose monitoring systems are classified by the FDA as premarket approval, or PMA, medical devices. The PMA process requires us to prove the safety and efficacy of our ambulatory system to the FDA's satisfaction. This process can be expensive, prolonged and uncertain, requires detailed and comprehensive scientific and human clinical data, and may never result in the FDA granting a PMA. Any future general ambulatory system or expanded indications for use of current and future generation ambulatory systems will require approval of the applicable regulatory authorities. In addition, we intend to seek either 510(k) clearances or PMA approvals for certain changes and modifications to our existing software platform, but cannot predict when, if ever, those changes and modifications will be approved.
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
Even if approved or cleared by the FDA or foreign regulatory agencies, future generations of our ambulatory system, expanded indications for use of current and future generation ambulatory systems, our software platform or any other continuous glucose monitoring system under development, may not be approved or cleared for the indications that are necessary or desirable for successful commercialization. We may not obtain the necessary regulatory approvals or clearances to market these continuous glucose monitoring systems in the United States or outside of the United States. Any delay in, or failure to receive or maintain, approval or clearance for our products could prevent us from generating revenue from these products or achieving profitability. The uncertain timing of regulatory approvals for future generations of our products could subject our current inventory to excess or obsolescence charges, which could have an adverse effect on our operating results.
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

Laws and regulations governing the export of our products could adversely impact our business.

The U.S. Department of the Treasury’s Office of Foreign Assets Control, and the Bureau of Industry and Security at the U.S. Department of Commerce, administer certain laws and regulations that restrict U.S. persons and, in some instances, non-U.S. persons, in conducting activities, and transacting business with or making investments in certain countries, governments, entities and individuals subject to U.S. economic sanctions. Due to our international operations, we are subject to such laws and regulations, which are complex, restrict our business dealings with certain countries and individuals, and are constantly changing. Further restrictions may be enacted, amended, enforced or interpreted in a manner that materially impacts our operations.

Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We have established procedures designed to assist with our compliance with such laws and regulations. However, we have only limited experience dealing with these laws and regulations and we cannot guaranty that our procedures will effectively prevent us from violating these regulations in every transaction in which we may engage. Any such violation could adversely affect our reputation, business, financial condition and results of operations.
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
We also require the suppliers and business partners of components or services for our products to comply with law and certain of our policies regarding sourcing practices, but we do not control them or their practices. If any supplier or business partner violates laws or implements unethical practices, there could be disruptions to our supply chain, cancellation of our orders, terminations of the relationship with the partner or damage to our reputation.
In the future, if our products have material defects or errors, this could result in loss or delay of revenues, delayed market acceptance, damaged reputation, diversion of development resources, legal claims, increased insurance costs or increased service and warranty costs, any of which could harm our business. Such defects or errors could also prompt us to amend certain warning labels or narrow the scope of the use of our products, either of which could hinder our success in the market.

Since our commercial launch in 2006, we have had periodic field failures related to our products, including reports of sensor errors, sensor failures, broken sensors, receiver malfunctions and transmitter failures. To comply with the FDA's medical device reporting requirements, we have filed reports of all such broken or lodged sensors. Although we believe we have taken and are taking appropriate actions aimed at reducing or eliminating field failures, we cannot guaranty that we will not have additional failures going forward.
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
On March 28, 2016, Agamatrix, Inc. filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by Agamatrix.  It is our position that Agamatrix’s assertions of infringement have no merit. Neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation can be assessed at this time. As of June 30, 2016, no amounts have been accrued in respect of this litigation.
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
In the ordinary course of our business, we enter into collaborative arrangements to develop new products and to pursue new markets, such as our agreements with Animas and Tandem, to integrate our continuous glucose monitoring technology into their respective insulin delivery systems, and our agreement with Verily to develop a series of next-generation continuous glucose monitoring products. We also have entered into an OUS Commercialization Agreement with Animas pursuant to which Animas retains the right to develop and market outside the United States an ambulatory insulin pump that is combined with our continuous glucose monitoring technology which has been branded the Vibe. In May 2011, we, together with Animas, received CE Mark certification for the Vibe, allowing it to be marketed in the countries that recognize CE Mark approval. Animas received FDA approval for the Vibe system in December 2014. On September 9, 2015 Tandem received FDA approval for its sensor augmented insulin delivery system, the t:slim G4™ Insulin Pump. We also previously entered into collaborative agreements with Insulet and Roche neither of which resulted in the successful development of a commercially viable product nor is anticipated to result in significant additional revenues for the foreseeable future.
As a result of these development relationships, our operating results depend, to some extent, on the ability of our development partners to successfully commercialize their insulin delivery systems. Any factors that may limit our partners’ ability to achieve widespread adoption of their systems, including competitive pressures, technological breakthroughs for the treatment or prevention of diabetes, adverse regulatory or legal actions relating to insulin pump products, or changes in reimbursement rates or policies of third-party payors relating to insulin pumps or similar products, could have an adverse impact on our operating results. For example, UnitedHealthcare announced, effective July 1, 2016, that UnitedHealthcare Community Plan and Commercial members will no longer have an in-network choice among providers of insulin pumps, and designated Medtronic as its preferred, in-network provider. We do not have a development relationship with Medtronic, which has developed an insulin pump augmented with its proprietary continuous glucose monitoring system. The decision by UnitedHealthcare to establish Medtronic as its preferred provider of insulin pumps could result in a material reduction in the number of insulin pumps sold by other insulin pump manufacturers, including Animas and Tandem. In addition, it is possible that other large third-party payors will establish preferred providers of insulin pumps, which may or may not include the pumps produced by our development partners.
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
Our products do not eliminate the need for single-point finger stick devices and our future products may not be approved for that indication. Notwithstanding the favorable ruling made at the FDA’s Clinical Chemistry and Clinical Toxicology Devices Panel of the Medical Devices Advisory Committee on July 21, 2016, as of the date of filing of this quarterly report, no precedent for FDA approval of continuous glucose monitoring systems as a replacement for single-point finger stick devices has been established. Accordingly, there is no established study design or agreement regarding performance requirements or measurements in clinical trials for continuous glucose monitoring systems. If any of our competitors were to obtain replacement claim labeling for a continuous glucose monitoring system, our products may fail to compete effectively against that system and our business would suffer.
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
If we are found to have violated laws protecting the use and confidentiality of patient health or other personal information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.
There are a number of foreign, federal and state laws and regulations protecting the use and confidentiality of certain patient health and personal information, including patient records, and restricting the use and disclosure of that protected information. These laws include foreign, federal and state medical privacy laws, breach notification laws and foreign, federal and state consumer protection laws. The Department of Health and Human Services has promulgated regulations implementing the privacy and electronic security requirements set forth in the Administrative Simplification provisions of HIPAA. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. We are also subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information that may be more onerous than corresponding U.S. laws, including in particular the laws of Europe. If we are found to be in violation of the privacy rules under HIPAA or other laws, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.
We are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including laws and regulations relating to privacy and data protection, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, personal information, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions, corrupt practices, fraud waste and abuse restrictions, and securities law compliance. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. For example, data protection laws passed by the federal government, many states and foreign countries require notification to users when there is a security breach for personal data.
In addition, foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. For example, data localization laws in some countries generally mandate that certain types of data collected in a particular country be stored and/or processed within that country. We could be subject to audits in Europe and around the world, particularly in the areas of consumer and data protection, as we continue to grow and expand our operations. Legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that make our products less useful to our customers, require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These changes or increased costs could negatively impact our business and results of operations in material ways.
The failure to comply with U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws in non-U.S. jurisdictions could materially adversely affect our business and result in civil and/or criminal sanctions.
The U.S. Foreign Corrupt Practices Act, or FCPA, and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the United States are with governmental entities and are therefore potentially subject to such anti-bribery laws. Global enforcement of anti-corruption laws has increased substantially in recent years, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by U.S. and foreign governmental agencies, and assessment of significant fines and penalties against companies and individuals. Our international operations create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or distributors, because these parties are not always subject to our control. It is our policy to implement safeguards to educate our employees and agents on these legal requirements and discourage improper practices. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents, or distributors may engage in conduct for which we might be held responsible. In addition, the government may seek to hold us liable for successor liability FCPA violations committed by any companies in which we invest or that we acquire. Any alleged or actual violations of these regulations may subject us to government scrutiny, severe criminal or civil sanctions and other liabilities, including exclusion from government contracting, and could disrupt our business, and result in a material adverse effect on our reputation, results of operations, financial condition, and cash flows.
The majority of our operations are conducted at five facilities in San Diego, California. Any disruption at these facilities could increase our expenses.
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
We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, ransomware or other malware, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third party vendor, such measures cannot provide absolute security. If our systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may significantly suffer and we may be subject to litigation, government enforcement actions and other actions for which we could face financial liability and other adverse consequences which may include:

•	loss of existing customers;

•	difficulty in attracting new customers;

•	problems in determining product cost estimates and establishing appropriate pricing;

•	difficulty in preventing, detecting, and controlling fraud;

•	disputes with customers, physicians, and other health care professionals;

•	increases in operating expenses, incurrence of expenses, including remediation costs;

•	loss of revenues;

•	product development delays;

•	disruption of key business operations; and

•	diversion of attention of management and key information technology resources.
If our efforts to protect the security of information about our patients are unsuccessful, we could become subject to costly government enforcement actions and private litigation and our sales and reputation could suffer.
The nature of our business involves the receipt and storage of information about our patients. We have implemented programs to detect and alert us to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to malfeasance by employees, consultants or other service providers to state-sponsored attacks. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past year, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff. If there are significant breaches of our data security or we fail to detect and appropriately respond to significant data security breaches, we could be exposed to government enforcement actions and private litigation. In addition, our patients could further lose confidence in our ability to protect their information, which could cause them to discontinue using our products or purchasing from us altogether.

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
Our operations and performance depend on worldwide economic and political conditions. These conditions have been adversely impacted by continued global economic uncertainty, political instability and military hostilities in multiple geographies, concerns over the downgrade of U.S. sovereign debt and continued sovereign debt, monetary and financial uncertainties in Europe and other foreign countries. These include potential reductions in the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries. These conditions have made and may continue to make it difficult for our customers and potential customers to afford our products, and could cause our customers to stop using our products or to use them less frequently. If that were to occur, our revenue may decrease and our performance may be negatively impacted. In addition, the pressure on consumers to absorb more of their own health care costs has resulted in some cases in higher deductibles and limits on durable medical equipment, which may cause seasonality in purchasing patterns. Furthermore, during economic uncertainty, our customers have had job losses and may continue to have issues gaining timely access to sufficient health insurance or credit, which could result in their unwillingness to purchase products or impair their ability to make timely payments to us. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our financial condition and operating results.
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
Comprehensive healthcare legislation, signed into law in the United States in March 2010, imposes stringent compliance, recordkeeping, and reporting requirements on companies in various sectors of the life sciences industry, with which we may need to comply, and enhanced penalties for non-compliance with the new healthcare regulations. The impact of this legislation remains unclear, and costs of compliance with this legislation, or any future amendments thereto, could result in certain risks and expenses that we may have to assume.
Other legal, regulatory and commercial policy influences are subjecting our industry to significant changes, and we cannot predict whether new regulations or policies will emerge from U.S. federal or state governments, foreign governments, or third party payors. Government and payors may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect reimbursement for healthcare products such as our systems. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness and costs of different treatment technologies and modalities; imposing price controls and taxes on medical device providers; and other measures. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for our current and future products. These include changes that may reduce reimbursement rates for our products and changes that may be proposed or implemented by the current or future laws or regulations.
In addition, 2010's comprehensive U.S. healthcare reform legislation included an annual excise tax on the sale of medical devices equal to 2.3% of the price of the device starting on January 1, 2013, which does not include, under Internal Revenue Service (“IRS”) guidance, our existing systems as they are medical devices deemed to be generally purchased by the general public at retail under such legislation. The Protecting Americans from Tax Hikes Act of 2015 was enacted on December 18, 2015, which provides a two-year moratorium on the medical device excise tax.

As a result, as of June 30, 2016, we believed that our current ambulatory products were exempt from the excise tax, except for our G4 PLATINUM system for professional use which is subject to the excise tax. The current tax liability related to our G4 PLATINUM system for professional use is immaterial, but may become material in the future. Notwithstanding our belief, if the IRS were to determine that this tax applies to any of our current or future products, our future operating results could be harmed, which in turn could cause the price of our stock to decline. In addition, because of the uncertainty surrounding these issues, the impact of this tax has not been reflected in our forward guidance.
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

We are subject to a variety of market and financial risks due to our international operations that could adversely affect those operations or our profitability and operating results.
Our operations in countries outside the United States, which accounted for 13% of our revenues for the quarter ended June 30, 2016, are accompanied by certain financial and other risks. In addition to opening offices in the United Kingdom and Germany this year, in connection with distributor acquisitions and otherwise, we intend to continue to pursue growth opportunities in sales outside the United States, especially in Europe, which could expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	local product preferences and product requirements;

•	longer-term receivables than are typical in the United States;

•	fluctuations in foreign currency exchange rates;

•	less intellectual property protection in some countries outside the United States than exists in the United States;

•	trade protection measures and import and export licensing requirements;

•	workforce instability;

•	political and economic instability; and

•	the potential payment of U.S. income taxes on certain earnings of our subsidiaries outside the United States upon repatriation.

For example, the Obama Administration has announced potential legislative proposals to tax profits of U.S. companies earned abroad. While it is impossible for us to predict whether these and other proposals will be implemented, or how they will ultimately impact us, they may materially impact our results of operations if, for example, our profits earned abroad are subject to U.S. income tax, or we are otherwise disallowed deductions as a result of these profits.

As another example, changes in foreign currency exchange rates may reduce the reported value of our foreign currency revenues, net of expenses, and cash flows. We cannot predict changes in currency exchange rates, the impact of exchange rate changes, nor the degree to which we will be able to manage the impact of currency exchange rate changes.

As a final example, on June 23, 2016, the United Kingdom, or U.K., held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit”. As a result of the referendum, it is expected that the U.K. government will begin negotiating the terms of the U.K.’s future relationship with the European Union. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports and on the movement of people between the U.K. and European Union countries, and increased regulatory complexities.

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
We are highly dependent on our senior management, especially Terry Gregg, our Executive Chairman, Kevin Sayer, our President and Chief Executive Officer, Steven R. Pacelli, our Executive Vice President of Strategy and Corporate Development, Jorge Valdes, our Executive Vice President and Chief Technical Officer, Andrew K. Balo, our Executive Vice President of Clinical, Regulatory, and Global Access, and Richard Doubleday, our Executive Vice President and Chief Commercial Officer. Our success will depend on our ability to retain our current management and to attract and retain qualified personnel in the future, including sales persons, scientists, clinicians, engineers and other highly skilled personnel. Competition for senior management personnel, as well as sales persons, scientists, clinicians and engineers, is intense and we may not be able to retain our personnel. The loss of the services of members of our senior management, scientists, clinicians or engineers could prevent the implementation and completion of our objectives, including the commercialization of our current products and the development and introduction of additional products. The loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. Each of our officers may terminate their employment at any time without notice and without cause or good reason. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees.
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
If we are presented with appropriate opportunities, we could acquire or make other investments in complementary companies, products or technologies. In May 2016, we acquired Nintamed, our distributor in Germany, Switzerland and Austria. We may not realize the anticipated benefit of our acquisitions, or the realization of the anticipated benefits may require greater expenditures than anticipated by us. We will likely face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of the operations and services of any acquired company, integration of acquired technology with our products, diversion of our management's attention from other business concerns, the potential loss of key employees or customers of the acquired businesses and impairment charges if future acquisitions are not as successful as we originally anticipate. If we fail to successfully integrate other companies, products or technologies that we acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing shareholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future. From January 1, 2016 through August 2, 2016, the closing price of our common stock on the NASDAQ Global Select Market was as high as $92.78 per share and as low as $53.38 per share.
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
Failure to comply with covenants in our revolving credit agreement with JPMorgan Chase Bank and other syndicate lenders could result in our inability to borrow additional funds and adversely impact our business.
We have entered into a revolving credit agreement, a pledge and security agreement with JPMorgan Chase Bank and four other lenders to fund our business operations. These agreements imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of June 30, 2016, we were in compliance with the covenants imposed by the loan and security agreement. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.

Increasing our financial leverage could affect our operations and profitability.
The current maximum available credit under our multi-currency revolving credit facility is $200 million. Our leverage ratio may affect the availability to us of additional capital resources as well as our operations in several ways, including:

•	the terms on which credit may be available to us could be less attractive, both in the economic terms of the credit and the legal covenants;

•	the possible lack of availability of additional credit;

•	the potential for higher levels of interest expense to service or maintain our outstanding debt;

•	the possibility of additional borrowings in the future to repay our indebtedness when it comes due; and

•	the possible diversion of capital resources from other uses.
While we believe we will have the ability to service our debt and obtain additional resources in the future if and when needed, that will depend upon our results of operations and financial position at the time, the then-current state of the credit and financial markets, and other factors that may be beyond our control. Therefore, we cannot give assurances that sufficient credit will be available on terms that we consider attractive, or at all, if and when necessary or beneficial to us.
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
We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future and the terms of our credit agreement restrict our ability to declare or pay any dividends. As a result, stockholders may only receive a return on their investment in our common stock if the market price of our common stock increases.

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
In addition, there are provisions in our certificate of incorporation and bylaws, as well as provisions in the Delaware General Corporation Law, that may discourage, delay or prevent a change of control that might otherwise be beneficial to stockholders. For example:

•	our Board of Directors may, without stockholder approval, issue shares of preferred stock with special voting or economic rights;

•	our stockholders do not have cumulative voting rights and, therefore, each of our directors can only be elected by holders of a majority of our outstanding common stock;

•	a special meeting of stockholders may only be called by a majority of our Board of Directors, the Chairman of our Board of Directors, or our Chief Executive Officer;

•	our stockholders may not take action by written consent;

•	our Board of Directors is divided into three classes, only one of which is elected each year; and

•	we require advance notice for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following exhibits are filed as a part of this report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

10.38	Credit Agreement dated June 17, 2016 by and among DexCom, Inc., the Lenders, and JPMorgan Chase Bank, as Administrative Agent.**					X

10.39	Industrial Net Lease, Broadway dated April 28, 2016, by and between PRA/LB, L.L.C. and DexCom, Inc.					X

10.40	Standard Form of Agreement dated May 2, 2016, by and between DexCom, Inc. and Skanska USA Building Inc.					X

10.41	Amendment to Non-Exclusive Distribution Agreement dated April 30, 2016 by and between RGH Enterprises, Inc. d/b/a Cardinal Health at Home and DexCom, Inc. **					X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

DEXCOM, INC. (Registrant)

Dated: August 2, 2016	By:	/s/ KEVIN R. SAYER
Kevin R. Sayer, President & Chief Executive Officer (Principal Executive Officer)

Dated: August 2, 2016	By:	/s/ JESS ROPER
Jess Roper, Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)