Form 10-Q
period 2016-09-30
DEXCOM INC
filed 2016-11-01
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2016, 84,524,171 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Consolidated Balance Sheets
(In millions—except par value data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$97.7	$86.1
Short-term marketable securities, available-for-sale	29.6	29.1
Accounts receivable, net	76.8	74.1
Inventory	44.7	35.2
Prepaid and other current assets	9.8	6.8
Total current assets	258.6	231.3
Property and equipment, net	88.4	54.7
Intangible assets, net	1.6	2.2
Goodwill	11.8	3.7
Other assets	1.5	0.1
Total assets	$361.9	$292.0
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$58.6	$38.9
Accrued payroll and related expenses	27.0	24.9
Current portion of long-term debt	—	2.3
Current portion of deferred revenue	0.5	0.8
Total current liabilities	86.1	66.9
Other liabilities	14.0	3.9
Total liabilities	100.1	70.8
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 shares authorized; no shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.001 par value, 100.0 authorized; 84.8 and 84.5 issued and outstanding, respectively, at September 30, 2016; and 82.0 and 81.7 shares issued and outstanding, respectively, at December 31, 2015	0.1	0.1
Additional paid-in capital	876.0	776.8
Accumulated other comprehensive loss	(0.7)	(0.3)
Accumulated deficit	(613.6)	(555.4)
Total stockholders’ equity	261.8	221.2
Total liabilities and stockholders’ equity	$361.9	$292.0
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(In millions—except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Product revenue	$148.6	$104.2	$402.1	$269.9
Development grant and other revenue	—	1.0	—	1.3
Total revenue	148.6	105.2	402.1	271.2
Cost of sales	47.5	30.5	140.4	84.0
Gross profit	101.1	74.7	261.7	187.2
Operating expenses
Research and development	43.9	64.8	112.4	109.0
Selling, general and administrative	75.7	52.3	207.1	136.9
Total operating expenses	119.6	117.1	319.5	245.9
Operating loss	(18.5)	(42.4)	(57.8)	(58.7)
Interest income	0.1	—	0.3	—
Interest expense	(0.2)	(0.1)	(0.4)	(0.4)
Loss before income taxes	(18.6)	(42.5)	(57.9)	(59.1)
Income tax expense	0.2	—	0.3	—
Net loss	$(18.8)	$(42.5)	$(58.2)	$(59.1)
Basic and diluted net loss per share	$(0.22)	$(0.53)	$(0.70)	$(0.75)
Shares used to compute basic and diluted net loss per share	84.1	80.5	83.3	79.2
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Loss
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(18.8)	$(42.5)	$(58.2)	$(59.1)
Unrealized gain (loss) on short-term available-for-sale marketable securities	—	—	—	—
Foreign currency translation loss	—	—	(0.4)	(0.2)
Comprehensive loss	$(18.8)	$(42.5)	$(58.6)	$(59.3)
See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities
Net loss	$(58.2)	$(59.1)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	11.4	7.7
Share-based compensation	81.7	59.2
Non-cash research and development charge through issuance of common stock	—	36.5
Accretion and amortization related to marketable securities, net	0.2	0.3
Amortization of debt issuance costs	0.1	0.2
Loss on disposal of equipment	0.4	0.3
Changes in operating assets and liabilities:
Accounts receivable, net	(2.2)	(13.4)
Inventory	(8.9)	(14.6)
Prepaid and other assets	(4.1)	—
Restricted cash	—	1.0
Accounts payable and accrued liabilities	18.6	12.8
Accrued payroll and related expenses	2.0	3.1
Deferred revenue	(0.3)	0.9
Deferred rent and other liabilities	2.2	2.8
Net cash provided by operating activities	42.9	37.7
Investing activities
Purchase of available-for-sale marketable securities	(30.1)	(35.4)
Proceeds from the maturity of available-for-sale marketable securities	29.2	18.8
Purchase of property and equipment	(38.1)	(21.7)
Acquisitions, net of cash acquired	0.4	(0.5)
Net cash used in investing activities	(38.6)	(38.8)
Financing activities
Net proceeds from issuance of common stock	9.9	16.3
Repayment of long-term debt	(2.3)	(1.7)
Net cash provided by financing activities	7.6	14.6
Effect of exchange rate changes on cash and cash equivalents	(0.3)	—
Increase in cash and cash equivalents	11.6	13.5
Cash and cash equivalents, beginning of period	86.1	71.8
Cash and cash equivalents, end of period	$97.7	$85.3
Supplemental disclosure of non-cash investing and financing transactions:
Issuance of common stock in connection with acquisition	$7.2	$—
Acquisition-related holdback liability	$1.8	$—
Assets acquired and financing obligation under build-to-suit leasing arrangement	$6.0	$—
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
Basis of Presentation
We have incurred operating losses since our inception and have an accumulated deficit of $613.6 million at September 30, 2016. As of September 30, 2016, we had available cash, cash equivalents and marketable securities totaling $127.3 million and working capital of $172.5 million. Our ability to transition to, and maintain, profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned increases in compensation expenses and other operating expenses needed to support the growth of our business which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources will be sufficient to fund our operations through at least September 30, 2017.
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2015 included in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission on February 23, 2016.
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
We recorded $29.0 million and $81.7 million in share-based compensation expense during the three and nine months ended September 30, 2016, compared to $22.6 million and $59.2 million during the three and nine months ended September 30, 2015. At September 30, 2016, unrecognized estimated compensation costs related to unvested restricted stock units totaled $184.5 million and is expected to be recognized through 2020.
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
Inventory
Inventory is valued at the lower of cost or market value on a part-by-part basis that approximates first in, first out. We make adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolete and potential scrapped inventories. Factors influencing these adjustments include inventories on hand and on order compared to estimated future usage and sales for existing and new products, as well as judgments regarding quality control testing data, and assumptions about the likelihood of scrap and obsolescence. Once written down the adjustments are considered permanent and are not reversed until the related inventory is sold or disposed. During the first quarter of 2015, we recorded charges of approximately $2.0 million in cost of goods sold related to excess and obsolete inventory due to the approval and launch of our DexCom G4 PLATINUM with Share System. During the nine months ended September 30, 2016, we recorded charges of $3.5 million in cost of goods sold related to excess and obsolete receiver inventory primarily related to the February 23, 2016 customer notification regarding the audible alarms and alerts associated with our receivers which was classified as a voluntary Class 1 recall by the FDA.
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
Goodwill and Intangible Assets
Our identifiable intangible assets are comprised of acquired core technologies, customer relationships, covenants not-to-compete, in-process research and development and trade names. The cost of identifiable intangible assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives. The change in goodwill for the three and nine months ended September 30, 2016 compared to December 31, 2015 was primarily due to the acquisition of Nintamed, our distributor in Germany, Switzerland and Austria, based on our preliminary purchase price allocation. The acquisition is part of our strategy to expand our international operations. In connection with the acquisition, we issued 110,993 shares of our common stock with an aggregate value of $7.2 million as of May 2, 2016 and recorded a $1.8 million holdback liability within “Other Liabilities” in the Consolidated Balance Sheets, which represents a portion of the purchase price withheld and payable in May 2018, in either cash or common stock at our election, to the extent that certain breaches of the representations and warranties have not occurred. We have determined that the acquisition of Nintamed was a non-material business combination.
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
Recent Accounting Guidance
In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for Revenue from Contracts with Customers, to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five step process to achieve this core principle and it is possible when the five step process is applied, more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The updated standard permits the use of either the retrospective or cumulative effect transition method and is effective for us in our first quarter of fiscal 2018. Early adoption is permitted. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
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
Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Options outstanding to purchase common stock	0.8	1.6	0.8	1.6
Unvested restricted stock units	3.7	4.2	3.7	4.2
Total	4.5	5.8	4.5	5.8

3. Financial Statement Details (in millions)
Short- Term Marketable Securities, Available-for-Sale
Short-term marketable securities, consisting solely of debt securities, were as follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$22.4	$—	$—	$22.4
Corporate debt	3.2	—	—	3.2
Commercial paper	4.0	—	—	4.0
Total	$29.6	$—	$—	$29.6

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$22.1	$—	$—	$22.1
Corporate debt	4.9	—	—	4.9
Commercial paper	2.1	—	—	2.1
Total	$29.1	$—	$—	$29.1
As of September 30, 2016, the estimated market value of available-for-sale marketable securities with contractual maturities of up to one year and up to 18 months were $25.1 million and $4.5 million, respectively.
Inventory

	September 30, 2016	December 31, 2015
Raw materials	$17.5	$16.0
Work-in-process	2.6	2.6
Finished goods	24.6	16.6
Total	$44.7	$35.2
Accounts Payable and Accrued Liabilities

	September 30, 2016	December 31, 2015
Accounts payable trade	$26.3	$19.0
Accrued tax, audit, and legal fees	3.7	2.1
Clinical trials	0.6	0.7
Pharmacy rebates	6.9	4.0
Accrued other including warranty	21.1	13.1
Total	$58.6	$38.9

Accrued Warranty
Warranty costs are reflected in the consolidated statements of operations as product cost of sales. A reconciliation of our accrued warranty costs for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$7.9	$1.2	$3.3	$1.3
Charges to costs and expenses	5.2	1.9	18.7	4.9
Costs incurred	(4.8)	(1.8)	(13.7)	(4.9)
Ending balance	$8.3	$1.3	$8.3	$1.3

Other Liabilities

	September 30, 2016	December 31, 2015
Financing lease obligations	$6.0	$—
Deferred rent	5.2	3.8
Other	2.8	0.1
Total	$14.0	$3.9

4. Commitments and Contingencies
Revolving Credit Agreement
In June 2016, we entered into a $200.0 million revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, NA, as administrative agent, Bank of America, Silicon Valley Bank and Union Bank. In addition to allowing borrowings in US dollars, the Credit Agreement provides a $25.0 million sublimit for borrowings in Canadian Dollars, Euros, British Pounds, Swedish Krona, Japanese Yen and any other currency that is subsequently approved by JPMorgan Chase and each lender. The Credit Agreement also provides a sub-facility of up to $10.0 million for letters of credit. The interest rate under the Credit Agreement ranges from 0.75% to 2.75% plus our choice of one of two base rates, LIBOR or a rate based on the publicly announced JPMorgan Chase prime rate, the federal funds rate or the overnight bank funding rate. We will also pay a commitment fee of between 0.25% and 0.45%, payable quarterly in arrears, on the average daily unused amount of the revolving facility based on our leverage ratio. The aggregate debt issuance costs and fees incurred with respect to entering into the Credit Agreement were $0.7 million, which have been capitalized on our Consolidated Balance Sheet within “Other Assets” and will be amortized through the maturity date of June 2021 on a straight line basis, which approximates the effective interest method. As of September 30, 2016 we had no outstanding borrowings under the Credit Agreement.
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
On April 28, 2016, we entered into a certain Industrial Net Lease (the “Mesa Lease”) with PRA/LB, L.L.C. with respect to facilities in the building at 232 South Dobson Road in Mesa, Arizona (the “Mesa Building"). Under the Mesa Lease, we have leased approximately 148,797 square feet of space in the Mesa Building, of which approximately 78,000 square feet was available to us on May 1, 2016 and the remaining portion of the Mesa Building will become available to us on or around January 1, 2018. The term of the Mesa Lease extends through March 2028 with four extension options, each with five-year terms. The lease arrangement involves the construction of our new manufacturing facility where we are involved in the design and construction of the leased space, including non-standard tenant improvements paid for by us. This arrangement is referred to as build-to suit lease and for accounting purposes, we are considered the owner of the construction project during the construction period. As of September 30, 2016, we have capitalized the fair value of the Mesa Building of $6.0 million within “Property and Equipment, net,” and recorded a corresponding financing lease obligation liability of $6.0 million within “Other Liabilities” in the Consolidated Balance Sheet. At the conclusion of the construction period we will evaluate the Mesa Lease to determine whether or not it meets the criteria for “sale-leaseback” treatment.
We have also entered into other operating lease agreements, primarily for office and warehouse space, that expire at various times through July 2026. These facility leases have annual rental increases ranging from approximately 2.5% to 4%. The difference between the straight-line expense over the term of the lease and actual amounts paid are recorded as deferred rent.
Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances, under all lease agreements as of September 30, 2016 were as follows (in millions):

Fiscal Year Ending
Remainder of 2016	$1.6
2017	7.4
2018	9.8
2019	10.7
2020	11.1
Thereafter	24.3
Total	$64.9

Total rent expense for the three and nine months ended September 30, 2016 was $2.4 million and $6.6 million, compared to $1.4 million and $4.2 million for the same periods of 2015.
Litigation
On March 28, 2016, AgaMatrix, Inc. (“AgaMatrix”) filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix. On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board of the United States Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under the U.S. patent law. It is our position that AgaMatrix’s assertions of infringement have no merit. On August 6, 2016, we filed a patent infringement lawsuit in the United States Central District Court of California, asserting certain AgaMatrix products infringed a patent held by us. On September 30, 2016 we filed a First Amended Complaint asserting the same patent. We believe certain AgaMatrix single-point blood glucose monitoring products infringe the asserted patent. Neither the outcome of the litigation nor the amount and range of potential awards or fees associated with the litigation can be assessed at this time. As of September 30, 2016, no amounts have been accrued in respect of this litigation.
We are subject to various claims, complaints and legal actions that arise from time to time in the normal course of business, including product liability and employment related matters. In addition, from time to time, we may bring claims or initiate lawsuits against various third parties with respect to matters arising out of the ordinary course of our business, including commercial and employment related matters. We do not expect that the resolution of these matters would, or will, have a material adverse effect or material impact on our consolidated financial position.

Purchase Commitments
We are party to various purchase arrangements related to our manufacturing and development activities including materials used in our CGM systems. As of September 30, 2016, we had purchase commitments with vendors totaling $63.2 million due within one year. There are no material purchase commitments due beyond one year.
Other
On May 2, 2016, we entered into a Standard Form of Agreement (the “Skanska Contract”) with Skanska USA Building Inc. (the “Contractor”), providing for construction and design services to build out our new manufacturing facility in the Mesa Building. The first phase of construction began in the second quarter of 2016 and is expected to be completed in mid-2017. The total expenditures under the Skanska Contract are currently anticipated to be approximately $30 million. As of September 30, 2016 we have paid $4.9 million under the Skanska Contract.
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
The following table represents our fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of September 30, 2016 (in millions):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$31.8	$—	$31.8
Marketable securities, available for sale
U.S. government agencies	—	22.4	—	22.4
Corporate debt	—	3.2	—	3.2
Commercial paper	—	4.0	—	4.0
Total marketable securities, available for sale	$—	$29.6	$—	$29.6
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
There were no transfers between Level 1 and Level 2 securities during the three and nine months ended September 30, 2016 and 2015. There were no transfers into or out of Level 3 securities during the three and nine months ended September 30, 2016 and 2015.

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
As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although the Centers for Medicare and Medicaid (“CMS”) released 2008 Alpha-Numeric Healthcare Common Procedure Coding System (“HCPCS”) codes applicable to each of the three components of our continuous glucose monitoring systems, to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those customers covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices that include our products. As of November 1, 2016, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our G4 PLATINUM and G5 Mobile systems by their members. Many of these coverage policies reimburse for our products under durable medical equipment benefits, are restrictive in nature and require the patient to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. In addition, customers who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist customers in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create and liberalize coverage policies with third-party payors, including obtaining reimbursement for our products under pharmacy benefits, and expect to continue to do so in fiscal 2016. However, unless government and other third-party payors provide adequate coverage and reimbursement for our products, people with diabetes may not use them on a widespread basis.
We currently manufacture our products at our headquarters facilities in San Diego, California. As of September 30, 2016, these facilities had more than 8,000 square feet of laboratory space and approximately 18,000 square feet of controlled environment rooms. In July 2012, the FDA completed an inspection of our facilities, and did not identify any observations or require any other types of corrective action. During a routine FDA post-approval facility inspection ending on November 7, 2013, the FDA issued a Form 483 with several observations regarding DexCom Medical Device Reporting (“MDR”) procedures and complaint reportability determinations. DexCom responded to the observations on November 26, 2013. On March 14, 2014, we received a warning letter from the FDA related to administrative deficiencies in filing MDRs, also referred to as the 2014 Warning Letter. On April 2, 2014, we responded to the 2014 Warning Letter. On April 16, 2015, the FDA initiated an on-site inspection intended to both close out the 2014 Warning Letter and conduct our normal biennial quality system inspection. The FDA completed its inspection with no observations. On May 21, 2015, the FDA issued a letter closing the 2014 Warning Letter. During a routine FDA post-market inspection ending on March 29, 2016, the FDA issued a Form 483 with one observation regarding the DexCom MDR procedure specific to retrospective MDR filing when a change in complaint reportability is made. On April 19, 2016 DexCom responded to this observation. On June 2, 2016 we received a copy of the final Establishment Inspection Report from the FDA, which we believe reflects the resolution of this observation without further FDA action.
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

As of September 30, 2016, we had an accumulated deficit of $613.6 million. We expect our losses to continue as we proceed with our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and debt. In November 2012, we entered into our Loan Agreement that provided for (i) a $15.0 million revolving line of credit and (ii) initially provided a total term loan of up to $20.0 million (the “Term Loan”). The revolving line of credit expired as of November 2015 with no amounts drawn or outstanding. In accordance with the Loan Agreement, $7.0 million was advanced under the Term Loan at the funding date in November 2012, and the remaining $13.0 million in additional funds expired unused. In June 2016, we paid off the remaining principal balance under the Term Loan. In June 2016, we entered into a $200.0 million Credit Agreement with JPMorgan Chase Bank, NA, as administrative agent, Bank of America, Silicon Valley Bank and Union Bank. The Credit Agreement provides a subfacility of up to $10.0 million for letters of credit.
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

Results of Operations
Quarter Ended September 30, 2016 Compared to September 30, 2015
Revenue, Cost of Sales and Gross Profit
Total revenue increased $43.4 million to $148.6 million for the three months ended September 30, 2016 compared to $105.2 million for the three months ended September 30, 2015, primarily due to increased sales volume of our disposable sensors resulting from the continued growth of our installed base of customers using our G4 PLATINUM and G5 Mobile systems and durable systems to both new and existing customers. Revenue attributable to our disposable sensors and durable systems was approximately 70% and 30% of total revenue for the three months ended September 30, 2016, and was approximately 70% and 30% of total revenue for the three months ended September 30, 2015, respectively. Total revenue for the three months ended September 30, 2015 also included development grant and other revenues of $1.0 million attributable to milestone payments related to our development agreement with Tandem.
Revenue from products shipped to our Drop-Ship Distributors’ customers was $2.5 million, or 2%, of our total revenues for the three months ended September 30, 2016 compared to $9.3 million, or 9%, of our total revenues for the three months ended September 30, 2015. Revenue from products shipped to Stocking Distributors was $102.4 million, or 69%, of our total revenues for the three months ended September 30, 2016 compared to $68.1 million, or 65%, of our total revenues for the three months ended September 30, 2015.
Cost of sales increased $17.0 million to $47.5 million for the three months ended September 30, 2016 compared to $30.5 million for the three months ended September 30, 2015, primarily due to increased sales volume. Gross profit increased $26.4 million to $101.1 million for the three months ended September 30, 2016 compared to $74.7 million for the same period in 2015, primarily due to increased revenue, partially offset by the product mix of sales of our lower margin G5 transmitters.
Research and Development. Research and development expense decreased $20.9 million to $43.9 million for the three months ended September 30, 2016 compared to $64.8 million for the three months ended September 30, 2015. The decrease in research and development costs for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was due to $36.5 million of noncash expense related to the issuance of the 404,591 shares in August 2015 related to the Verily Collaboration Agreement, partially offset by $7.0 million in additional salaries, bonus and payroll related costs, $3.1 million in additional share-based compensation, and $0.9 million in additional facilities related costs.
Selling, General and Administrative. Selling, general and administrative expense increased $23.4 million to $75.7 million for the three months ended September 30, 2016 compared to $52.3 million for the three months ended September 30, 2015. The increase was primarily due to higher headcount related selling, marketing and information technology infrastructure costs to support revenue growth and the continued commercialization of our products. Significant elements of the increase in selling, general, and administrative expenses included $8.0 million in additional salaries, bonus, and payroll related costs, $3.4 million of additional consulting fees, $2.2 million in additional share-based compensation costs, $1.6 million in additional marketing costs, $1.1 million of additional software license costs, and $0.8 million in additional facilities related costs.
Interest Income. Interest income was $0.1 million for the three months ended September 30, 2016 and is related to our marketable securities portfolio.
Interest Expense. Interest expense was $0.2 million for the three months ended September 30, 2016 and $0.1 million for the three months ended September 30, 2015 and is related to our Loan Agreement and Revolving Credit Agreement.
Income Tax Expense. Income tax expense was $0.2 million for the three months ended September 30, 2016, and is primarily related to state minimum taxes and foreign income taxes related to our international subsidiaries.
Nine Months Ended September 30, 2016 Compared to September 30, 2015
Revenue, Cost of Sales and Gross Profit
Total revenues increased $130.9 million to $402.1 million for the nine months ended September 30, 2016 compared to $271.2 million for the nine months ended September 30, 2015 based primarily on increased sales volume of our disposable sensors due to the continued growth of our installed base of customers using our G4 PLATINUM and G5 Mobile systems and durable systems to both new and existing customers. Revenue attributable to our disposable sensors and durable systems was approximately 70% and 30%, respectively, of total revenue, for each of the nine months ended September 30, 2016 and 2015. Total revenue for the nine months ended September 30, 2015 also included development grant and other revenues of $1.3 million attributable to a $1.0 million milestone payments related to our development agreement with Tandem and services associated with clinical supply and services agreements.

Revenue from products shipped to our Drop-Ship Distributors’ customers was $20.8 million, or 5%, of our total revenues for the nine months ended September 30, 2016 compared to $26.3 million, or 10%, of our total revenues for the nine months ended September 30, 2015. Revenue from products shipped to Stocking Distributors was $268.3 million, or 67%, of our total revenues for the nine months ended September 30, 2016 compared to $169.5 million, or 63%, of our total revenues for the nine months ended September 30, 2015.
Cost of sales increased $56.4 million to $140.4 million for the nine months ended September 30, 2016 compared to $84.0 million for the nine months ended September 30, 2015, primarily due to increased sales volume, partially due to increased warranty costs related to receivers, and $3.5 million in receiver related excess and obsolete inventory charges primarily related to the customer notification as discussed in the Risk Factor entitled “If we or our suppliers or distributors fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, the products could be subject to restrictions or withdrawal from the market." The gross profit of $261.7 million for the nine months ended September 30, 2016 increased $74.5 million compared to $187.2 million for the same period in 2015, primarily due to increased revenue, partially offset by the product mix of sales of our lower margin G5 transmitters and costs related to the customer notification discussed above.
Research and Development. Research and development expense increased $3.4 million to $112.4 million for the nine months ended September 30, 2016, compared to $109.0 million for the nine months ended September 30, 2015. Research and development expense for the nine months ended September 30, 2015 included $36.5 million of noncash expense related to the issuance of 404,591 shares in August 2015 related to the Verily Collaboration Agreement. Excluding this one-time noncash charge, research and development expense for the nine months ended September 30, 2016 increased $39.9 million with the significant elements of the increase comprised of $15.2 million in additional salaries, bonus and payroll related costs, $8.6 million in additional share-based compensation, $3.3 million in additional supplies, $1.9 million of additional facilities related costs, and $1.6 million in additional consulting expenses.
Selling, General and Administrative. Selling, general and administrative expense increased $70.2 million to $207.1 million for the nine months ended September 30, 2016, compared to $136.9 million for the nine months ended September 30, 2015. The increase was primarily due to higher headcount related selling, marketing and information technology infrastructure costs to support revenue growth and the continued commercialization of our products. Significant elements of the increase in selling, general, and administrative expenses included $20.1 million in additional salaries, bonus, and payroll related costs, $10.5 million in additional share-based compensation costs, $7.3 million of additional consulting fees, $6.8 million in additional marketing costs, $2.8 million of additional software license costs, $1.8 million of additional facilities related costs, $1.9 million of additional commissions, and $1.5 million of additional costs to support our international expansion.
Interest Income. Interest income was $0.3 million for the nine months ended September 30, 2016 and is related to our marketable securities portfolio.
Interest Expense. Interest expense was $0.4 million for the nine months ended September 30, 2016 compared to $0.4 million for the nine months ended September 30, 2015 and is related to our Loan Agreement and Revolving Credit Agreement.
Income Tax Expense. Income tax expense was $0.3 million for the nine months ended September 30, 2016, and is primarily related to state minimum taxes and foreign income taxes related to our international subsidiaries.

Liquidity and Capital Resources
We have incurred losses since our inception in May 1999. As of September 30, 2016, we had an accumulated deficit of $613.6 million and had working capital of $172.5 million. To date, we have funded our operations primarily through offerings of equity securities and debt, and the sales of our products. In June 2016, we entered into a $200.0 million Credit Agreement, including a subfacility of up to $10.0 million for letters of credit. The revolving loans under the Credit Agreement will be available for general corporate purposes, including working capital and capital expenditures.
Our cash, cash equivalents and marketable securities totaled $127.3 million as of September 30, 2016. Our cash, cash equivalents, and marketable securities portfolio is denominated in U.S. dollars and consists of investment grade, highly liquid securities of various holdings including obligations of U.S. government sponsored enterprises, commercial paper, corporate debt, and money market funds. The change in our cash, cash equivalents and marketable securities during the nine months ended September 30, 2016 was due to the factors described in the “Cash Flow Summary” below.
Cash Flow Summary
The following table sets forth a summary of our cash flows for the periods indicated (in millions)

	Nine Months Ended September 30,		Change
	2016	2015
Net cash provided by operating activities	$42.9	$37.7	$5.2
Net cash used in investing activities	$(38.6)	$(38.8)	$0.2
Net cash provided by financing activities	$7.6	$14.6	$(7.0)

As of September 30, 2016, we had $97.7 million of cash and cash equivalents compared to $86.1 million as of December 31, 2015, an increase of $11.6 million. The cash flows during the nine months ended September 30, 2016 were related primarily to the following items:

Cash inflows:

•
Net cash provided by operations of $42.9 million comprised of net loss of $58.2 million, changes in working capital balances of $7.3 million, offset by $93.8 million positive adjustments to accrual based net loss for non-cash items primarily related to share-based compensation, depreciation and amortization;

•	Proceeds from issuance of common stock of $9.9 million.

Cash outflows:

•	Cash used of $0.9 million as a result of marketable securities transactions;

•	Capital expenditures of $38.1 million primarily related to purchase of manufacturing equipment, facility related build-outs and office equipment;

•	Repayments of debt of $2.3 million.

Net Cash Provided by Operating Activities. The increase in cash provided by operations was primarily due to $0.9 million in lower net loss, an additional $14.7 million cash inflow from changes in operating assets and liabilities, and $22.5 million of additional non-cash share-based compensation, partially offset by $36.5 million in lower non-cash charges related to the issuance of 404,591 shares in August 2015 related to the Verily Collaboration Agreement. The main drivers in the change in operating assets and liabilities included increases in inventory, accounts payable, accrued payroll and other liabilities, all as a result of our growth.
Net Cash Used in Investing Activities. The change in cash used in investing activities was primarily due to $15.7 million net increase in cash as a result of marketable securities transactions, offset by the use of an additional $16.4 million to purchase equipment to support facility related build-outs, manufacturing equipment and information technology infrastructure.
Net Cash Provided by Financing Activities. The decrease in cash provided by financing activities was due to $6.4 million decrease in proceeds from the issuance of common stock pursuant to the exercise of then-outstanding stock options for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, and $0.6 million increase in loan payments as a result of the payoff of the remaining principal balance under the Term Loan.

Operating Capital and Capital Expenditure Requirements
We anticipate that we will continue to incur net losses as we incur expenses and expand the commercialization of our approved products domestically and internationally, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.
We believe that our cash, cash equivalents, marketable securities balances, projected cash contributions from our commercial operations and $200.0 million available under our Credit Agreement will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs through at least September 30, 2017. If our available cash, cash equivalents and marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products or new markets for our existing products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, we cannot guarantee that we will be successful in obtaining additional cash contributions from future partnership arrangements. Our ability to transition to, and maintain profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we are unable to obtain additional financing, we may be required to reduce planned increases in compensation related expenses or other operating expenses related to research, development, and commercialization activities, which could have an adverse impact on our ability to achieve our intended business objectives.
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
Contractual Obligations
We are party to various purchase arrangements related to components used in manufacturing and research and development activities. As of September 30, 2016, we had firm purchase commitments with certain vendors totaling approximately $63.2 million due within one year. There are no material purchase commitments due beyond one year.
We are party to various leasing arrangements as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We have entered into the following new leasing arrangements during the nine months ended September 30, 2016:

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
The following table summarizes our outstanding contractual obligations as of September 30, 2016 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in millions):

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years (1)
Operating leases	$64.9	$1.6	$17.2	$21.8	$24.3
Purchase commitments	63.2	63.2	—	—	—
Total	$128.1	$64.8	$17.2	$21.8	$24.3

Other
On May 2, 2016, we entered into that certain Standard Form of Agreement (the “Skanska Contract”) with Skanska USA Building Inc. (the “Contractor”), providing for construction and design services to build out our new manufacturing facility in the Mesa Building. The first phase of construction began in the second quarter of 2016 and is expected to be completed in mid-2017. The total expenditures under the Skanska Contract are currently anticipated to be approximately $30 million. As of September 30, 2016 we have paid $4.9 million under the Skanska Contract.
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
Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our accounting policies and estimates which are most critical to a full understanding and evaluation of our reported financial results are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There were no material changes to our critical accounting policies during the nine months ended September 30, 2016.

Recent Accounting Guidance
In May 2014, the FASB issued authoritative guidance for Revenue from Contracts with Customers, to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five step process to achieve this core principle and it is possible when the five step process is applied, more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The updated standard permits the use of either the retrospective or cumulative effect transition method and is effective for us in our first quarter of fiscal 2018. Early adoption is permitted. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
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
On March 28, 2016, AgaMatrix, Inc. (“AgaMatrix”) filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix. On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board of the United States Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under the U.S. patent law. It is our position that AgaMatrix’s assertions of infringement have no merit. On August 6, 2016, we filed a patent infringement lawsuit in the United States Central District Court of California, asserting certain AgaMatrix products infringed a patent held by us. On September 30, 2016 we filed a First Amended Complaint asserting the same patent. We believe certain AgaMatrix single-point blood glucose monitoring products infringe the asserted patent. Neither the outcome of the litigation nor the amount and range of potential awards or fees associated with the litigation can be assessed at this time. As of September 30, 2016, no amounts have been accrued in respect of this litigation.
We are subject to various claims, complaints and legal actions that arise from time to time in the normal course of business, including product liability and employment related matters. In addition, from time to time, we may bring claims or initiate lawsuits against various third parties with respect to matters arising out of the ordinary course of our business, including commercial and employment related matters. We do not believe we are party to any currently pending legal proceedings, the outcome of which could have a material adverse effect on our operations or financial position. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

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
We have incurred net losses in each year since our inception in May 1999, including a net loss of $58.2 million for the nine months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $613.6 million. We have financed our operations primarily through private and public offerings of equity securities and debt, and the sales of our products. We have devoted substantial resources to:

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
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our next generation ambulatory continuous glucose monitoring sensors and systems. For the nine months ended September 30, 2016, we generated $42.9 million in net cash from operating activities, compared to $37.7 million generated for the same period in 2015, and as of September 30, 2016, we had working capital of $172.5 million which included $127.3 million in cash, cash equivalents and short-term marketable securities. Although we expect that our cash generated by operations will increase in each of the next several years, we may need additional funds to continue the commercialization of our current products and to develop and commercialize our next generation sensors and systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we may need will depend on many factors, including:

•	the revenue generated by sales of our products and other future products;

•	the costs, timing and risks of delay of additional regulatory approvals;

•	the expenses we incur in manufacturing, developing, selling and marketing our products;

•	our ability to scale our manufacturing operations to meet demand for our current and any future products;

•	the costs to produce our continuous glucose monitoring systems;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the rate of progress and cost of our clinical trials and other development activities;

•	the success of our research and development efforts;

•	the emergence of competing or complementary technological developments;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost of ongoing compliance with legal and regulatory requirements, and third party payors' policies;

•	the cost of obtaining and maintaining regulatory or payor clearance or approval for our current or future products including those integrated with other companies' products; and

•	the acquisition of businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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
We have entered into distribution arrangements to leverage established distributors already engaged in the diabetes marketplace. We have entered into distribution agreements with Byram and Edgepark, pursuant to which we generated approximately 17% and 11% respectively, of our total revenue during the nine months ended September 30, 2016. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. Additionally, to the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States, Europe or other countries, our product margins could be lower than if we directly marketed and sold our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and people with diabetes in Europe or other countries will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe or other countries. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.
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
As a medical device company, reimbursement from Medicare and private third-party healthcare payors is an important element of our success. Although CMS in 2008 released HCPCS codes applicable to each of the three components of our continuous glucose monitoring systems to date, our approved products are not reimbursed by virtue of a national coverage decision by Medicare. It is not known when, if ever, Medicare will adopt a national coverage decision with respect to continuous glucose monitoring devices. Until any such coverage decision is adopted by Medicare, reimbursement of our products will generally be limited to those people with diabetes covered by third-party payors that have adopted policies for continuous glucose monitoring devices allowing for coverage of these devices if certain conditions are met. As of November 1, 2016, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our products by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on continuous glucose monitoring devices, typically, though not exclusively, under durable medical equipment benefits, those coverage policies frequently require significant medical documentation in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. In addition, Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain additional reimbursement arrangements, including under pharmacy benefits, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as requiring prospective reimbursement and second opinions, purchasing in groups, or redesigning benefits. We are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our dependence on the commercial success of the G4 PLATINUM and G5 Mobile systems makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the G4 PLATINUM and G5 Mobile systems, people without coverage who have diabetes may not use our products. Furthermore, payors are increasingly basing reimbursement rates on factors such as the efficacy of the product, and clinical outcomes associated with the product, and any factors that negatively impact the efficacy or clinical outcomes (or cause a perception of any such negative impact), such as the results of a clinical trial, a product defect, or a product recall, could negatively impact the reimbursement rate,
In some foreign markets, pricing and profitability of medical devices are subject to government control. In the United States, we expect that there will continue to be federal and state proposals for similar controls. Also, the trends toward managed healthcare in the United States and legislative efforts intended to reduce the cost of government insurance programs could significantly influence the purchase of healthcare services and products and may result in lower prices for our products or the exclusion of our products from reimbursement programs.
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
A new 510(k) clearance or PMA is required for any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that constitutes a major change in its intended use, design, or manufacture. FDA may disagree with our assessment of whether a new clearance or approval is required if we modify a device. If we do not seek a new clearance or approval when they believe one was necessary, they could order us to stop marketing or recall the product, and they could seek a seizure, injunction, criminal prosecution, or take other enforcement action.
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
To support these and any future additional PMA or 510(k) applications or supplements, we together with our partners, must successfully complete pre-clinical studies, bench-testing, and clinical trials that will demonstrate that the product is safe and effective. Product development, including pre-clinical studies and clinical trials, is a long, expensive and uncertain process and is subject to delays and failure at any stage. Furthermore, the data obtained from the studies and trials may be inadequate to support approval of a PMA or 510(k) application and the FDA may request additional clinical data in support of those applications, which may result in significant additional clinical expenses and may delay product approvals. While we have in the past obtained, and may in the future obtain, an investigational device exemption (“IDE”) prior to commencing clinical trials for our products, FDA approval of an IDE application permitting us to conduct testing does not mean that the FDA will consider the data gathered in the trial to be sufficient to support approval of a PMA or 510(k) application or supplement, even if the trial's intended safety and efficacy endpoints are achieved. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including 510(k) and PMA submissions, by hiring new investigators and increasing the frequency and scope of its inspections of manufacturing facilities. The ongoing review by FDA's Center for Devices and Radiological Health of the 510(k) process could complicate the product approval process for certain of our and our partner’s products, although we cannot predict the effect of such procedural changes and cannot ascertain if such changes will have a substantive impact on the approval of our products or our partners’ products. If we fail to adequately respond to any changes to the 510(k) submission process and associated matters, our business may be adversely impacted.
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
The FDA, the Office of Inspector General for the Department of Health and Human Services, the Department of Justice, states' attorneys general and other governmental authorities actively enforce the laws and regulations discussed above. In the United States, medical device manufacturers have been the target of numerous government prosecutions and investigations alleging violations of law, including claims asserting impermissible off-label promotion of medical devices, payments intended to influence the referral of federal or state healthcare business, and submission of false claims for government reimbursement. As part of our compliance program, we have reviewed our sales contracts and marketing materials and practices to reduce the risk of non-compliance with these federal and state laws, and inform employees and marketing representatives of the Anti-Kickback Statute and their obligations thereunder. However, we cannot rule out the possibility that the government or other third parties could interpret these laws differently and challenge our practices under one or more of these laws.
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
Since our commercial launch in 2006, we have had periodic field failures related to our products, including reports of sensor errors, sensor failures, broken sensors, receiver malfunctions, audible alarms and alert failures, and transmitter failures. To comply with the FDA's medical device reporting requirements, we have filed reports of all such product field failures. Although we believe we have taken and are taking appropriate actions aimed at reducing or eliminating field failures, we cannot guaranty that we will not have additional failures going forward.
Our manufacturing operations depend upon third-party suppliers, making us vulnerable to supply problems and price fluctuations, which could harm our business.
We rely on OnCore Manufacturing Services to manufacture and supply circuit boards for our receiver and transmitter; we rely on ON Semiconductor Corp. to manufacture and supply the application specific integrated circuit that is incorporated into the transmitter; we rely on DSM PTG, Inc. to manufacture certain polymers used to synthesize our polymeric biointerface membranes for our products; and we rely on The Tech Group to supply our injection molded components. Each of these suppliers other than OnCore is a single-source supplier. In some cases, our agreements with these and our other suppliers can be terminated by either party upon short notice. Our contract manufacturers also rely on single-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, failed FDA audit or inspection, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. If our single-source suppliers shift their manufacturing and assembly sites to other locations, these new sites may require additional FDA approval and inspection. Should any such FDA approval be delayed, or such inspection requires corrective action, our supply of critical components may be constrained or unavailable. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

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
If FDA determines that there is a reasonable probability that a device intended for human use would cause serious, adverse health consequences or death, the agency may issue a cease distribution and notification order and a mandatory recall order. We may also decide to recall a product voluntarily if we find a material deficiency, including unacceptable risks to health, manufacturing defects, design errors, component failures, labeling defects, or other issues. Recalls of our products could divert attention of our management and have an adverse effect on our reputation, financial condition, and operating results.
An example of the difficulty of complying with the regulatory requirements associated with the manufacture of our products, on February 23, 2016, we issued a customer notification via the DexCom website and certified mail regarding the audible alarms and alerts associated with our receivers (Dexcom G4 PLATINUM and Dexcom G5 Mobile) and was classified as a voluntary Class 1 recall by the FDA. The issue with the audible alarms and alerts was identified as a result of our continuous review of complaints received from our customers. A failure of the audible alarms and alerts may cause our customers to not detect a severe hypoglycemic (low glucose) or hyperglycemic (high glucose) event. We have implemented a solution for the audible alarms and alerts issue identified in the customer notification. We have notified the FDA that we believe all required actions with respect to the customer notification have been completed. We are currently awaiting the FDA’s response.
We and our suppliers are also required to comply with the FDA's Quality System Regulation (“QSR”) and other regulations, which cover the methods and documentation of the design, testing, production, control, selection and oversight of suppliers or contractors, quality assurance, labeling, packaging, storage, complaint handling, shipping and servicing of our products. The FDA enforces the QSR through unannounced inspections. We currently manufacture our products at our headquarters facilities in San Diego, California. In these facilities we have more than 8,000 square feet of laboratory space and approximately 18,000 square feet of controlled environment rooms. During a routine FDA post-approval facility inspection ending on November 7, 2013, the FDA issued a Form 483 with several observations regarding DexCom MDR procedures and complaint reportability determinations. DexCom responded to the observations on November 26, 2013. On March 14, 2014, we received a warning letter from the FDA related to administrative deficiencies in filing MDRs, also referred to as the 2014 Warning Letter. On April 2, 2014, we responded to the 2014 Warning Letter. On April 16, 2015, the FDA initiated an on-site inspection intended to both close out the 2014 Warning Letter and conduct our normal biennial quality system inspection. The FDA completed its inspection with no observations. On May 21, 2015, the FDA issued a letter closing the 2014 Warning Letter. During a routine FDA post-market inspection ending on March 29, 2016, the FDA issued a Form 483 with one observation regarding the DexCom MDR procedure specific to retrospective MDR filing when a change in complaint reportability is made. On April 19, 2016 DexCom responded to this observation. On June 2, 2016 we received a copy of the final Establishment Inspection Report from the FDA, which we believe reflects the resolution of this observation without further FDA action.
Compliance with ongoing regulatory requirements can be complex, expensive and time-consuming. Failure by us or one of our suppliers or distributors to comply with statutes and regulations administered by the FDA, competent authorities and other regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following actions:

•	warning letters or untitled letters that require corrective action;

•	delays in approving or refusal to approve our continuous glucose monitoring systems;

•	fines and civil or criminal penalties;

•	unanticipated expenditures;

•	FDA refusal to issue certificates to foreign governments needed to export our products for sale in other countries;

•	suspension or withdrawal of clearance or approval by the FDA or other regulatory bodies;

•	product recall or seizure;

•	administrative detention;

•	interruption of production, partial suspension, or complete shutdown of production;

•	interruption of the supply of components from our key component suppliers;

•	operating restrictions;

•	court consent decrees;

•	FDA orders to repair, replace, or refund the cost of devices;

•	injunctions; and

•	criminal prosecution.
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
Even if regulatory approval or clearance of a product is granted, the approval or clearance may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing or surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, including software bugs, unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as the QSR, MDR reporting, or other post-market requirements may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, fines, suspension of regulatory approvals, product seizures, injunctions, the imposition of civil or criminal penalties, or criminal prosecution. In addition, our distributors have rights to create marketing materials for their sales of our products, and may not adhere to contractual, legal or regulatory limitations that are imposed on their marketing efforts.
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
On March 28, 2016, AgaMatrix, Inc. filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix.  On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board of the United States Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under the U.S. patent law. It is our position that AgaMatrix’s assertions of infringement have no merit. On August 6, 2016, Dexcom filed a patent infringement lawsuit in the United States Central District Court of California, asserting certain AgaMatrix products infringed a patent held by Dexcom. On September 30, 2016 Dexcom filed a First Amended Complaint asserting the same patent. Dexcom believes certain AgaMatrix single-point blood glucose monitoring products infringe the asserted patent. Neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation can be assessed at this time. As of September 30, 2016, no amounts have been accrued in respect of this litigation. Any infringement or misappropriation claim could cause us to incur significant costs, place significant strain on our financial resources, divert management's attention from our business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to infringe, we could be prohibited from selling our product that is found to infringe unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain a license on terms acceptable to us, if at all, and we may not be able to redesign our products to avoid infringement. Even if we are able to redesign our products to avoid an infringement claim, we may not receive FDA approval for such changes in a timely manner or at all. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, selling or offering to sell one or more of our products, or could enter an order mandating that we undertake certain remedial activities. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.
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
Several companies are developing or commercializing short-term continuous or flash glucose monitoring products that compete directly with our products. Medtronic, Inc. has filed for FDA approval to commercialize a standalone continuous glucose monitoring product called Guardian Connect. In 2015 Abbott Diabetes Care, Inc. launched a consumer flash glucose monitoring system, FreeStyle Libre, outside the United States and has filed to receive FDA approval for this consumer flash glucose monitoring system. Abbott received FDA approval for a blinded, professional-use version of this system in September 2016. In addition, we believe that Roche and others, are developing invasive and non-invasive continuous glucose monitoring systems.
Also, Medtronic, and other third parties, have developed, or are developing, insulin pumps augmented with continuous glucose monitoring systems that provide, among other things, the ability to automate basal insulin dosing and to suspend insulin administration while the user's glucose levels are low. Medtronic received FDA approval for its 670G insulin delivery system in September 2016.
Most of the companies developing or marketing competing devices are publicly traded or divisions of publicly traded companies, and these companies possess several competitive advantages over us, including:

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
The glucose monitoring market is subject to rapid technological change and product innovation. Our products are based on our proprietary technology, but a number of companies and medical researchers are pursuing new technologies for the monitoring of glucose levels. FDA approval of a commercially viable continuous glucose monitor or sensor produced by one of our competitors could significantly reduce market acceptance of our systems. As discussed above in the risk factor entitled “We operate in a highly competitive market and face competition from large, well-established medical device manufacturers with significant resources, and, as a result, we may not be able to compete effectively,” several of our competitors are in various stages of developing continuous or flash glucose monitors or sensors, including non-invasive and invasive devices, and the FDA has approved several of these competing products. In addition, the National Institutes of Health and other supporters of diabetes research are continually seeking ways to prevent, cure or improve treatment of diabetes. Therefore, our products may be rendered obsolete by technological breakthroughs in diabetes monitoring, treatment, prevention or cure.
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
Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse (including system hacking or other unauthorized access by third parties to our systems) or malfunction of, or design flaws in, our products. We may be subject to product liability claims if our products cause, or merely appear to have caused, an injury. Claims may be made by customers, healthcare providers or others selling our products. The risk of product liability claims may increase if our products obtain approved labeling in the United States that allows for our patients to make diabetes treatment decisions solely based on our CGM technology or with our CGM technology in conjunction with confirmatory fingersticks. The risk of claims may also increase if our products are subject to a product recall or seizure. An example of the difficulty of complying with the regulatory requirements associated with the manufacture of our products we issued notifications to our customers regarding the audible alarms and alerts associated with our receivers, as discussed earlier in the risk factor entitled “If we or our suppliers or distributors fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, the products could be subject to restrictions or withdrawal from the market.”
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
The U.S. Foreign Corrupt Practices Act, or FCPA, and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials and, in some instances, other persons for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the United States are with governmental entities and are therefore potentially subject to such anti-bribery laws. Global enforcement of anti-corruption laws has increased substantially in recent years, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by U.S. and foreign governmental agencies, and assessment of significant fines and penalties against companies and individuals. Our international operations create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or distributors, because these parties are not always subject to our control. It is our policy to implement safeguards to educate our employees and agents on these legal requirements and discourage improper practices. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents, or distributors may engage in conduct for which we might be held responsible. In addition, the government agencies may seek to hold us liable for successor liability for anti-corruption law violations committed by any companies in which we invest or that we acquire. Any alleged or actual violations of these regulations may subject us to government scrutiny, severe criminal or civil sanctions and other liabilities, including exclusion from government contracting, and could disrupt our business, and result in a material adverse effect on our reputation, results of operations, financial condition, and cash flows.

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
As a result, as of September 30, 2016, we believed that our current ambulatory products were exempt from the excise tax, except for our G4 PLATINUM system for professional use which is subject to the excise tax. The current tax liability related to our G4 PLATINUM system for professional use is immaterial, but may become material in the future. Notwithstanding our belief, if the IRS were to determine that this tax applies to any of our current or future products, our future operating results could be harmed, which in turn could cause the price of our stock to decline. In addition, because of the uncertainty surrounding these issues, the impact of this tax has not been reflected in our forward guidance.
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
Our operations in countries outside the United States, which accounted for 12% of our revenues for the quarter ended September 30, 2016, are accompanied by certain financial and other risks. In addition to opening offices in the United Kingdom and Germany this year, in connection with distributor acquisitions and otherwise, we intend to continue to pursue growth opportunities in sales outside the United States, especially in Europe, which could expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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
We are highly dependent on our senior management, especially Terry Gregg, our Executive Chairman, Kevin Sayer, our President and Chief Executive Officer, Steven R. Pacelli, our Executive Vice President of Strategy and Corporate Development, Jorge Valdes, our Executive Vice President and Chief Technical Officer, Andrew K. Balo, our Executive Vice President of Clinical, Regulatory, and Global Access, Richard Doubleday, our Executive Vice President and Chief Commercial Officer, and Donald Abbey, our Executive Vice President of Quality. Our success will depend on our ability to retain our current management and to attract and retain qualified personnel in the future, including sales persons, scientists, clinicians, engineers and other highly skilled personnel. Competition for senior management personnel, as well as sales persons, scientists, clinicians and engineers, is intense and we may not be able to retain our personnel. The loss of the services of members of our senior management, scientists, clinicians or engineers could prevent the implementation and completion of our objectives, including the commercialization of our current products and the development and introduction of additional products. The loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. Each of our officers may terminate their employment at any time without notice and without cause or good reason. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees.
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

If stockholders do not approve an increase in the number of shares issuable under our 2015 Equity Incentive Plan, our ability to recruit and retain employees and remain competitive may be materially and adversely affected.
We intend to seek stockholder approval for a material increase in the number of shares issuable under our 2015 Equity Incentive Plan. Our Board believes that stockholder approval of the 2015 EIP share increase is critically important for our continued success and enhancement of stockholder value. If the 2015 EIP share increase is not approved by our stockholders, we will have reduced flexibility to use equity-based compensation as a meaningful component of compensation and instead may be forced to rely more intensively on cash compensation. In light of competitive compensation data for 2014 that we reviewed in 2015, the increase in our stock price in recent years, and pressure to minimize dilution to existing stockholders, we anticipate that the approvable increase in the number of issuable shares under the 2015 EIP will require that we reduce the use of equity compensation relative to historical levels.
Failure to obtain stockholder approval for an increase in the magnitude we seek may place us at a severe disadvantage from a talent retention and recruitment perspective. As a medical device manufacturer, our inability to fully deploy equity-based compensation may place us at a competitive disadvantage with respect to the recruitment and retention of executive, creative, technical and other talent. Historically, equity-based compensation has been a meaningful component of compensation and a key method of motivating our employees to strive for organizational success.
Limitations on our ability to use equity-based compensation as part of our recruitment, retention and acquisition efforts, would require us to increase the use of cash compensation, which could significantly decrease our working capital.

Stockholder approval of the share increase under the 2015 EIP is necessary in order for us to (1) meet the stockholder approval requirements of the NASDAQ and (2) take tax deductions for certain compensation resulting from awards granted thereunder qualifying as performance-based compensation under Section 162(m) of the Internal Revenue Code, as amended.
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
The SEC “conflict minerals” rule has caused us to incur additional expenses, could limit the supply and increase the cost of certain metals used in manufacturing our products, and could make us less competitive in our target markets.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future. From January 1, 2016 through November 1, 2016, the closing price of our common stock on the NASDAQ Global Select Market was as high as $95.80 per share and as low as $53.38 per share.

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
We have entered into a revolving credit agreement, a pledge and security agreement with JPMorgan Chase Bank and four other lenders to fund our business operations. These agreements impose numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of September 30, 2016, we were in compliance with the covenants imposed by the loan and security agreement. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.

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

DEXCOM, INC. (Registrant)

Dated: November 1, 2016	By:	/s/ KEVIN R. SAYER
Kevin R. Sayer, President & Chief Executive Officer (Principal Executive Officer)

Dated: November 1, 2016	By:	/s/ JESS ROPER
Jess Roper, Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)