Form 10-K
period 2016-12-31
DEXCOM INC
filed 2017-02-28
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6,536,876,486 based on the closing sales price as reported on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2017
Common stock, $0.001 par value per share	84,815,039 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.
Designated portions of the Proxy Statement relating to the 2017 Annual Meeting of the Stockholders (the “Proxy Statement”): Part III (Items 9, 10, 11, 12, and 13). Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

DexCom, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Except for historical financial information contained herein, the matters discussed in this Form 10-K may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding our intent, belief, or current expectations and those of our management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties and other factors, some of which are beyond our control; actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to: (i) that the information is of a preliminary nature and may be subject to further adjustment; (ii) those risks and uncertainties identified under “Risk Factors”; and (iii) the other risks detailed from time-to-time in our reports and registration statements filed with the Securities and Exchange Commission, or SEC. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS
Overview
We are a medical device company primarily focused on the design, development and commercialization of continuous glucose monitoring, or CGM systems for use by people with diabetes and by healthcare providers. We received approval from the Food and Drug Administration, or FDA and commercialized our first product in 2006 and are currently commercializing our fifth generation CGM system. Unless the context requires otherwise, the terms "we," "us," "our," the "company," or "DexCom" refer to DexCom, Inc. and its subsidiaries.
Products
DexCom G4® PLATINUM
One of our primary continuous glucose monitoring systems is the DexCom G4 PLATINUM system, which replaced our legacy DexCom SEVEN PLUS system beginning in 2012. It is designed for up to seven days of continuous use by adults with diabetes. Since 2012, we have marketed the DexCom G4 PLATINUM under a Conformité Européenne Marking, or CE Mark, in the European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize the CE Mark, and in the United States with approval from the FDA. We received approvals for a pediatric indication under the CE Mark in February 2013 and from the FDA in February 2014, enabling us to market and sell this system to persons two years old and older who have diabetes (hereinafter referred to as the "Pediatric Indication"). In June 2014, we received approval from the FDA for an expanded indication for the DexCom G4 PLATINUM for professional use, which allows healthcare professionals to purchase the DexCom G4 PLATINUM system for use with multiple patients. Healthcare professionals can use the insights gained from a DexCom G4 PLATINUM professional session to adjust therapy and to educate and motivate patients to modify their behavior after viewing the effects that specific foods, exercise, stress and medications have on their glucose levels. In October 2014, we launched our Software 505, an algorithm which enabled our systems to achieve a single digit MARD - a measure of the accuracy of continuous glucose monitoring. We believe our CGM systems are currently the most accurate available for continuous glucose monitoring.
In January 2015, we received approval from the FDA for the DexCom G4 PLATINUM with Share, which is designed for up to seven days of continuous use, and we began commercializing this product in the United States in the first quarter of 2015. The DexCom G4 PLATINUM with Share remote monitoring system uses a secure wireless connection between a patient's receiver and an app on the patient's iPhone®, iPod touch®, or iPad®, or, in certain countries that recognize the CE Mark, Android mobile digital device to transmit glucose information to apps on the mobile devices of up to five designated recipients, or "followers," who can remotely monitor a patient's glucose information and receive alert notifications anywhere they have an Internet or cellular connection.
The DexCom Share System also supports the Apple WatchTM, allowing the Apple Watch to utilize DexCom Share System functionality. In 2017, we expect to launch a U.S. version of the Share system that is compatible with Android mobile devices.
DexCom G5 Mobile
In August 2015, we received approval from the FDA for the DexCom G5 Mobile Continuous Glucose Monitoring System, also referred to as the G5 Mobile. The G5 Mobile is designed to allow our transmitter to run the Software 505 algorithm that historically had operated on the receiver, and to communicate directly to a patient's iPhone, iPod touch, iPad, or, in countries that recognize the CE Mark, Android mobile digital device and permit those devices to utilize DexCom Share System functionality. The G5 Mobile transmitter has a labeled useful life of three months. Data from the G5 Mobile can be integrated with DexCom CLARITYTM, our next generation cloud-based reporting software, for personalized, easy-to-understand analysis of trends that may improve diabetes management. We previously received CE Mark approval for, and in September 2015, we launched the G5 Mobile in certain countries in Europe.
In July 2016, the Clinical Chemistry and Clinical Toxicology Devices Panel of the FDA voted in favor of a non-adjunctive indication for the G5 Mobile. The FDA’s panel of experts determined that the G5 Mobile is safe, effective and the benefits outweigh the risks with the proposed non-adjunctive indication for use. In December 2016, the FDA followed the panel’s recommendation and made the G5 Mobile the first and only CGM system in the United States to have a non-adjunctive indication. The new non-adjunctive indication expands the lawfully permitted use of the G5 Mobile as a replacement to finger stick glucose testing for diabetes treatment decisions. With the new label indication, the G5 Mobile only requires two finger pricks per day for calibration. In the countries and regions outside of the United States that recognize the CE Mark, as well as the United States and Canada, the G5 Mobile also does not require confirmatory finger sticks when making treatment decisions, although a minimum of two finger sticks a day remain necessary for calibration. Approval of the non-adjunctive indication also was an important and necessary step in enabling people with Medicare to access CGM.
Data from the G5 Mobile can be integrated with DexCom CLARITYTM, our next generation cloud-based reporting software, for personalized, easy-to-understand analysis of trends that may improve diabetes management.
Except with respect to the foregoing, the G5 Mobile is equivalent to the G4 PLATINUM System in its technical capabilities and its regulatory requirements and indications.
Sensor Augmented Insulin Pumps
We are leveraging our technology platform to enhance the capabilities of our current products and to develop additional continuous glucose monitoring products. In 2008 and 2015, we entered into development agreements with each of Animas Corporation, or Animas, a subsidiary of Johnson & Johnson, and Insulet Corporation, and in 2012 and 2015, we entered into development agreements with Tandem Diabetes Care, Inc., or Tandem. The purpose of each of these development relationships is to integrate our technology into the insulin pump product offerings of the respective partner, enabling the partner's insulin pump to receive glucose readings from our transmitter and display this information on the pump's screen. The Animas insulin pump product augmented with our sensor technology has been branded the Vibe®, and is approved for sale in the United States and in the countries that recognize CE Mark approvals. In September 2015 Tandem announced it had received FDA approval of its t:slim G4™ Insulin Pump, a touch-screen pump that is integrated with our G4 PLATINUM system and is indicated for use by people 12 years of age or older who use insulin. Tandem began commercializing this product in September 2015. Our development work with Insulet has not yet yielded a product incorporating our CGM system. In addition to these major partners, we are working with other companies that are pursuing varying strategies surrounding semi-automated insulin delivery.
Verily Collaboration
In August 2015, we entered into a Collaboration and License Agreement (the “Verily Collaboration Agreement”) with Google Life Sciences LLC, now named Verily Life Sciences (“Verily”). Pursuant to the Verily Collaboration Agreement, we and Verily have agreed to jointly develop a series of next-generation continuous glucose monitoring products. The Verily Collaboration Agreement provides us with an exclusive license to use certain intellectual property of Verily related to the development, manufacture and commercialization of the products contemplated under the Verily Collaboration Agreement. The Verily Collaboration Agreement provides for the establishment of a joint steering committee, joint development committee and joint commercialization committee to oversee and coordinate the parties’ activities under the collaboration. We and Verily have agreed to make committee decisions by consensus. Certain amendments were made to this agreement in October 2016.
Future Products
We plan to develop future generations of technologies focused on improved performance and convenience and that will enable intelligent insulin administration. We also are aggressively looking at how to extend our product portfolio to other categories of people who manage their diabetes including non-insulin using people with Type 2 diabetes, people with pre-diabetes and people who are obese. Over the longer term, we plan to develop networked platforms with open architecture, connectivity and transmitters capable of communicating with other devices and software systems. We also intend to expand our efforts to accumulate CGM patient data and metrics and apply predictive modeling and machine learning to generate interactive CGM insights that can inform patient behavior. Our product development timelines depend on our ability to achieve clinical endpoints, regulatory and legal requirements and to overcome technology challenges. Product development timelines may be delayed due to extended regulatory approval timelines, scheduling issues with patients and investigators, requests from institutional review boards, sensor performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, the FDA may not approve our products, and even if approved, we may not achieve acceptance in the marketplace by physicians and people with diabetes.
Background

Diabetes is a disease with significant adverse consequences for human health throughout the world. The International Diabetes Federation, or IDF, estimates that in 2015, 415 million people around the world had diabetes, and the Centers for Disease Control, or CDC, estimates that in 2012, diabetes affected 29.1 million people in the United States, of which 8.1 million were undiagnosed. IDF estimates that by 2040, the worldwide incidence of people suffering from diabetes will reach 642 million. According to the CDC's National Vital Statistics Reports for 2013, diabetes was the seventh leading cause of death by disease in the United States. According to the Congressional Diabetes Caucus website, diabetes is the leading cause of kidney failure, adult-onset blindness, lower-limb amputations, and significant cause of heart disease and stroke, high blood pressure and nerve damage. According to the IDF, there were an estimated 5 million deaths attributable to diabetes globally in 2015 between the ages of 20 and 79 years. The American Diabetes Association, or ADA, Fast Facts, revised in December 2015, states that diabetes is the primary cause of death for more than 69,000 Americans each year, and contributes to the death of more than 234,000 Americans annually. According to an article published in The New England Journal of Medicine in November 2014, excess mortality for people with diabetes with ages of less than 30 years is largely explained by acute complications of diabetes.
As reported by the Congressional Diabetes Caucus website, another individual is diagnosed with diabetes every 17 seconds and 1.9 million people will be diagnosed with diabetes this year. In addition to those newly diagnosed, the Congressional Diabetes Caucus website reports that every 24 hours there are: 238 amputations in people with diabetes, 120 people who enter end-stage kidney disease programs, and 48 people who go blind.
According to the ADA, one in every five healthcare dollars was spent on treating diabetes in 2012, and the direct medical costs and indirect expenditures attributable to diabetes in the United States were an estimated $245 billion, an increase of $71 billion, or approximately 41%, since 2007. Of the $245 billion in overall expenses, the ADA estimated that approximately $176 billion were direct costs associated with diabetes care, chronic complications and excess general medical costs, and $69 billion were indirect medical costs. The ADA also found that average medical expenditures among people with diagnosed diabetes were 2.3 times higher than for people without diabetes in 2012. According to the IDF, 2015 expenditures attributable to diabetes were estimated to be between $673 billion and $1.2 trillion globally. The IDF estimates that expenditures attributable to diabetes will grow to between $802 billion and $1.45 trillion globally by 2040.
We believe continuous glucose monitoring has the potential to enable more people with diabetes to achieve and sustain tight glycemic control. The Diabetes Control and Complications Trial, or DCCT, demonstrated that improving blood glucose control lowers the risk of developing diabetes-related complications by up to 50%. The study also demonstrated that people with Type 1 diabetes achieved sustained benefits with intensive management. Yet, according to an article published in the Journal of the American Medical Association in 2004, less than 50% of diabetes patients were meeting ADA standards for glucose control (A1c), and only 37% of people with diabetes were achieving their glycemic targets. According to an article published in The New England Journal of Medicine in November 2014, in two national registries, only 13% to 15% of people with diabetes met treatment guidelines for good glycemic control, and more than 20% had very poor glycemic control. The CDC estimated that as of 2006, 63.4% of all adults with diabetes were monitoring their blood glucose levels on a daily basis, and that 86.7% of insulin-requiring patients with diabetes monitored daily.
Various clinical studies also demonstrate the benefits of continuous glucose monitoring and that continuous glucose monitoring is equally effective in patients who administer insulin through multiple daily injections or through use of continuous subcutaneous insulin infusion pumps. Results of a Juvenile Diabetes Research Foundation, or JDRF, study published in the New England Journal of Medicine in 2008, and the extension phase of the study, published in Diabetes Care in 2009, demonstrated that continuous glucose monitoring improved A1c levels and reduced incidence of hypoglycemia for patients over the age of 25 and for all patients of all ages who utilized continuous glucose monitoring regularly. In 2016, the first and only randomized, controlled study focusing solely on the benefit of continuous glucose monitoring for diabetes patients using multiple daily injections, or MDI, insulin therapy showed DexCom CGM System users on MDI achieved a one percent average A1c reduction after 24 weeks of regular use, compared to their baseline. Study participants also increased time spent in their target A1c range and spent less time in hypoglycemia and hyperglycemia when they used a DexCom CGM System compared to those who used only a standard blood glucose meter to monitor their glucose. This DIaMonD study (Multiple Daily Injections and Continuous Glucose Monitoring in Diabetes) is the first-of-its-kind in demonstrating the impact of CGM only, without insulin pumps or other therapeutic interventions, on A1c and hypoglycemia in participants using a multiple daily injection insulin regimen.
Our current target market consists of people with Type 1 diabetes who utilize insulin pump therapy or who utilize multiple daily insulin injections. We have recently begun to target people with Type 2 diabetes on multiple daily injection therapy and in the future, we expect to expand our target market to include people with pre-diabetes and people who are obese. Although our initial focus was within the United States, we have expanded our operations to include Canada, Australia, New Zealand, and portions of Europe, Asia, the Middle East, Latin America and Africa.
Commercial Operations
We have built a direct sales organization in the United States, Canada and certain countries in Europe to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. To complement our direct sales efforts, we have entered into United States and international distribution arrangements that allow distributors to sell our products. We believe our direct, highly specialized and focused sales organization and our domestic and international distribution agreements are sufficient for us to support our sales efforts for at least the next twelve months.
Product revenues are generated from the sale of durable continuous glucose monitoring systems (receivers and transmitters) and disposable sensors through a direct sales force in the United States, the United Kingdom, Germany, Switzerland, Austria and Canada as well as through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Asia, Latin America, the Middle East and Africa. The sensor is inserted by the user and is intended to be used continuously for up to seven days, after which it may be replaced with a new disposable sensor. Our transmitter is reusable until it reaches the end of its battery life. Our receiver is reusable. As we establish an installed base of customers using our products, we expect to generate an increasing portion of our revenues through recurring sales of our disposable sensors.
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
Diabetes is typically classified into two major groups: Type 1 and Type 2. According to the ADA and JDRF, respectively, as of 2012 there were an estimated 1.3 million people with Type 1 diabetes in the United States. Type 1 diabetes is an autoimmune disorder that usually develops during childhood and is characterized by an absence of insulin, resulting from destruction of the insulin producing cells of the pancreas. Individuals with Type 1 diabetes must rely on frequent insulin injections in order to regulate and maintain blood glucose levels. According to the ADA, in 2012 there were approximately 29.1 million people with diabetes in the United States, of which approximately 27.8 million people have Type 2 diabetes. Type 2 diabetes is a metabolic disorder which results when the body is unable to produce sufficient amounts of insulin or becomes insulin resistant. Depending on the severity of Type 2 diabetes, individuals may require diet and nutrition management, exercise, oral medications or insulin injections to regulate blood glucose levels. We estimate that approximately 6.0 million Type 2 patients must use insulin to manage their diabetes.
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
Clinical outcomes data support the notion that an important component of effective diabetes management is frequent monitoring of blood glucose levels. The landmark 1993 DCCT consisting of patients with Type 1 diabetes, and the 1998 UK Prospective Diabetes Study, consisting of patients with Type 2 diabetes, demonstrated that people with diabetes who intensely managed blood glucose levels delayed the onset and slowed the progression of diabetes-related complications. The DCCT demonstrated that intensive management reduced the risk of complications by 76% for eye disease, 60% for nerve disease and 50% for kidney disease, but also found that it led to a three-fold increase in the frequency of hypoglycemic events. In the December 2005 edition of the New England Journal of Medicine, the authors of a peer-reviewed study concluded that intensive diabetes therapy has long-term beneficial effects on the risk of cardiovascular disease in patients with Type 1 diabetes. The study showed that intensive diabetes therapy reduced the risk of cardiovascular disease by 42% and the risk of non-fatal heart attack, stroke or death from cardiovascular disease by 57%.
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

•
Access to Real-Time Values, Trend Information and Alerts. At the push of a button, people with diabetes can view their current glucose value, along with a graphical display of one-, three-, six-, twelve- or twenty-four-hour trend information on our receiver or alternate display device. Without continuous monitoring, the individual is often unaware if his or her glucose is rising, declining or remaining constant. Access to continuous real-time glucose measurements provides people with diabetes information that may aid in attaining better glucose control. Additionally, our G4 PLATINUM and G5 Mobile systems alert people with diabetes when their glucose levels approach inappropriately high or low levels so that they may intervene.

•
Intuitive User Interface. We have developed a user interface that we believe is intuitive and easy to use. The G4 PLATINUM and G5 Mobile receiver’s compact designs includes user-friendly buttons, an easy-to-read color display, simple navigation tools, audible alerts and graphical display of trend information. Similar benefits are available via the interfaces we have made available on iOS devices and, in certain countries outside of the United States, on Android devices, which can serve as substitutes for our receivers in those geographies.

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
The G4 PLATINUM is not approved as a replacement device for single-point finger stick devices in the United States, must be calibrated initially using measurements from two single-point finger stick tests, and thereafter at least every 12 hours using single-point finger stick tests, and may be more costly to use. In the United States, Canada and the countries and regions outside of the United States that recognize the CE Mark, our G5 Mobile system no longer requires confirmatory finger sticks when making treatment decisions although it does require two single-point finger stick tests each day for calibration.
Our Strategy
Our objective is to become the leading provider of continuous glucose monitoring systems and related products to enable people with diabetes to more effectively and conveniently manage their disease. We also developed and commercialized with Animas and Tandem products that integrate our continuous glucose monitoring technologies into the insulin pump delivery systems of the respective partners. In addition, we continue to pursue development partnerships with other insulin pump companies and insulin delivery systems, including automated insulin delivery systems. To achieve these objectives, we are focusing on the following business strategies:

•
Establish and maintain our technology platform as the leading approach to continuous glucose monitoring and leverage our development expertise to rapidly bring products to market, including for expanded indications.

•	Drive the adoption of our ambulatory products through a direct sales and marketing effort, as well as key distribution arrangements.

•	Drive additional adoption through technology integration partnerships such as our current partnerships with Animas, Tandem, Insulet and others.

•	Seek broad coverage policies and reimbursement for our products from private third party payors and national health systems such as Medicare.

•
Drive increased utilization and adoption of our products through a cloud-based data repository platform that enables people with diabetes to aggregate and analyze data from numerous diabetes devices and share the data with their healthcare providers.

•	Expand the use of our products to other patient care settings and patient demographics, including people with Type 2 diabetes.

•	Provide a high level of customer support, service and education.

•	Pursue the highest safety and quality levels for our products.
Our Technology Platform
We believe we have a broad technology platform that will support the development of multiple products for continuous glucose monitoring.
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
Receiver and Transmitter Technology
Our ambulatory glucose monitoring systems use radiofrequency telemetry to wirelessly transmit information from the transmitter, which sits in a pod atop the sensor, to our receiver or to a compatible iOS device or, in certain countries, Android mobile device. We have developed the technology for reliable transmission and reception and have consistently demonstrated a high rate of successful transmissions from sensor to receiver or compatible mobile device in our clinical trials. Our receiver or the mobile device, via our G5 Mobile app, depending on the product generation, then processes and displays real-time and trended glucose values, and provides alerts. We have used our extensive database of continuous glucose data from our clinical trials to create software and algorithms for the display of data to customers.
Products in Development
We have gained our technology expertise by learning to design implants that can withstand the rigors of functioning within the human body for extended periods of time, as well as other issues such as device sealing, miniaturization, durability and sensor geometry.
We are leveraging this technology platform to enhance the capabilities of our current products (including obtaining expanded indications of use) and to develop additional continuous glucose monitoring products. We plan to develop future generations of technologies focused on improved performance and convenience and that will enable intelligent insulin administration. Over the longer term, we plan to continue to develop and improve networked platforms with open architecture, connectivity and transmitters capable of communicating with other devices. We intend to seek a pregnancy indication for women who develop gestational diabetes during pregnancy in the future. Eventually, we may apply our technological expertise to products beyond glucose monitoring.
We also continue to pursue development partnerships with insulin pump companies and companies or institutions developing insulin delivery systems, including automated insulin delivery systems.
Disposable Sensor & Reusable Transmitter
Our sensor includes a tiny wire-like electrode coated with our sensing membrane system. This disposable sensor comes packaged with an integrated insertion device and is contained in a small plastic housing platform, or pod. The base of the pod has adhesive that attaches it to the skin. The sensor is intended to be easily and reliably inserted by the user by exposing the adhesive, placing the pod against the surface of the skin of the abdomen and pushing down on the insertion device. The insertion device first extends a narrow gauge needle containing the sensor into the subcutaneous tissue and then retracts the needle, leaving behind the sensor in the tissue and the pod adhered to the skin. The user then disposes of the insertion device and snaps the reusable transmitter to the pod. After a stabilization period of a few hours, the user is required to calibrate the receiver with two measurements from a single-point finger stick device and the disposable sensor begins wirelessly transmitting the continuous glucose data at specific intervals to the handheld receiver or compatible mobile iOS or Android device. Users are prompted by the receiver to calibrate the system twice per day with finger stick measurements throughout the seven day usage period to ensure reliable operation, which calibration may be accomplished by using any FDA approved blood glucose meter. Currently, the G4 PLATINUM system is indicated for use as an adjunctive device to complement, not replace, information obtained from standard home blood glucose monitoring devices. Our G5 Mobile system has labeling from the FDA and CE Mark permitting its use as the sole basis for making therapeutic adjustments, although it still requires twice daily finger stick calibrations.
The disposable sensor contained in the G4 PLATINUM and G5 Mobile systems is intended to function for up to seven days after which it may be replaced. After seven days, the user simply removes the pod and attached sensor from the skin and discards them while retaining the reusable transmitter. A new sensor and pod can then be inserted and used with the same receiver and transmitter for a subsequent seven day period. We are aware of reports from the field, however, that customers have been able to use sensors for periods longer than seven days.
Handheld Receiver
Our small handheld receiver is carried by the user and wirelessly receives continuous glucose values from the transmitter. Proprietary algorithms and software, developed from our extensive database of continuous glucose data from clinical trials, are programmed into the G4 receiver and G5 transmitter to process the glucose data from the sensor and display it on a user-friendly graphical user interface. With a push of a button, the user can access their current glucose value and one-, three-, six-, twelve- and twenty-four-hour trended data. Additionally, when glucose values are inappropriately high or low, the receiver provides an audible alert or vibrates. The receiver is a self-contained, durable unit with a rechargeable battery.
Compatible Mobile Devices
With our G5 Mobile system, the functionalities of our proprietary receiver can be obtained through the use of an iOS or Android device and our mobile applications, depending on the patient’s geographic location. The purchase of a receiver is still required as the primary display device or a backup to the mobile device in some jurisdictions, including the United States.
Sales and Marketing
We have built a direct sales organization to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. We employ approximately 132 direct sales personnel in the United States and continue to add to our sales and marketing organization as necessary to support the commercialization of our products. We believe that referrals by physicians and diabetes educators, together with self-referrals by customers, have driven and will continue to drive adoption of our G4 PLATINUM and G5 Mobile systems. We directly market our products in the United States, the United Kingdom, Germany, Austria, Switzerland and Canada primarily to endocrinologists, physicians and diabetes educators. Although the number of diabetes patients is significant, the number of physicians and educators influencing these patients is relatively small. As of 2011, there were an estimated 5,734 clinical endocrinologists in the United States. As a result, we believe our direct, highly specialized and focused sales organization is sufficient for us to support our sales efforts for the foreseeable future.
We also are increasingly pursuing direct to consumer marketing to increase awareness of our CGM systems and drive new patient leads to our website. We target people with Type 1 and insulin intensive Type 2 diabetes. We advertise on television, in print, digital and video media, CRM, offer sponsorships, host or participate in diabetes related events, conduct public relations and maintain a brand ambassador program. Our campaigns target patients with diabetes.
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
Several companies are developing or commercializing short-term continuous or flash glucose monitoring products that compete directly with our products. Medtronic, Inc. has filed for FDA approval to commercialize a standalone glucose monitoring product called Guardian Connect. In 2015 Abbott Diabetes Care, Inc. launched a consumer flash glucose monitoring system, FreeStyle Libre, outside the United States and has filed to receive FDA approval for this system. Abbott received FDA approval for a blinded, professional-use version of this system in September 2016.
Also, Medtronic and other third parties have developed or are developing, insulin pumps augmented with continuous glucose monitoring systems that provide, among other things, the ability to automate basal insulin dosing and to suspend insulin administration while the user’s glucose levels are low. Medtronic received FDA approval for its 670G insulin delivery system in September 2016 and announced plans to launch this system in 2017.
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
Manufacturing
We currently manufacture our products at our headquarters in San Diego, California. At December 31, 2016, these facilities had more than 8,000 square feet of laboratory space and approximately 18,000 square feet of controlled environment rooms. There are technical challenges to increasing manufacturing capacity, including FDA qualification of new manufacturing facilities, equipment design and automation, material procurement, problems with production yields, and quality control and assurance. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. We have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts, however we cannot guarantee that supply will not be constrained going forward. Additionally, the production of our continuous glucose monitoring systems must occur in a highly controlled and clean environment to minimize particles and other yield- and quality-limiting contaminants. Developing commercial-scale manufacturing facilities has and will continue to require the investment of substantial additional funds and the hiring and retaining of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience.
We manufacture our G4 PLATINUM and G5 Mobile systems with certain components supplied by outside vendors and other components that we manufacture internally. Key components that we manufacture internally include our wire-based sensors. The remaining components and assemblies are purchased from outside vendors. We then assemble, test, package and ship the finished systems, which include a reusable transmitter, a receiver, disposable sensors and our mobile applications including functionality related to the DexCom Share System.
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
We are currently building a second manufacturing facility in Mesa, Arizona. This facility is intended to increase our manufacturing capacity to:

•	avoid the constraints we anticipate in our current facilities commencing in 2018-2019;

•	geographically diversify our manufacturing base to mitigate the risks of having all of our manufacturing located in earthquake and fire-prone California; and

•	help manage certain of our operating expenses by taking advantage of Arizona’s lower costs and taxes relative to California.
We currently anticipate we will begin production of the first components during 2018. Eventually we intend to manufacture current and next generation sensors and transmitters in this facility.
Third-Party Reimbursement
As a medical device company, reimbursement from Medicare, other national healthcare systems, and private third-party healthcare payors is an important element of our success. In January 2017, the Centers for Medicare and Medicaid, or CMS, established a classification of “Therapeutic Continuous Glucose Monitors” as durable medical equipment under Medicare Part B, subject to payment by Medicare under certain coverage conditions to be determined by CMS, by local Medicare Administrative Contractors or on a patient claim by claim basis. This is a decision we had pursued for many years and which was made possible by the FDA’s decision in December 2016 to approve a non-adjunctive indication, or use, for our G5 Mobile system, as described further in the “Regulatory” section below. Similarly, in September 2016, Germany's Federal Joint Committee agreed to provide reimbursement for continuous glucose monitoring systems under certain conditions which we believe we meet.
Our G4 PLATINUM system is not included in the CMS decision and thus continues to be ineligible for reimbursement.  Reimbursement of our G4 PLATINUM system, or any future system that does not meet the requirements for Therapeutic CGMs under Medicare Part B or the requirements of another national healthcare system, will be limited to those customers covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices that include our products.
As of February 28, 2017, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our G4 PLATINUM and G5 Mobile systems by their members. Many of these coverage policies reimburse for our products under durable medical equipment benefits, are restrictive in nature and require the patient to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. Customers who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist customers in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create and liberalize coverage policies with third-party payors, including obtaining reimbursement for our products under pharmacy benefits, and expect to continue to do so in fiscal 2017.

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
Intellectual Property
Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patent, copyright and other intellectual property laws, trade secrets, nondisclosure agreements and other measures to protect our proprietary rights. As of February 2017, we had obtained 334 issued U.S. patents, and had 327 additional U.S. patent applications pending. We believe it will take up to five years, and possibly longer, for these pending U.S. patent applications to result in issued patents. As of February 2017, we have 27 international applications pending under the Patent Cooperation Treaty, 38 granted European patents, 51 European patent applications pending, 10 granted Japanese patents, 12 Japanese patent applications pending, 24 registered U.S. trademarks, 20 pending U.S. trademark applications, 14 registered European Community trademarks, 6 pending European Community trademark applications, and 2 registered Japanese trademarks. We also have 38 registered trademarks and 12 pending applications in a number of countries in Asia, Latin America and the Middle East.  In addition, we have Madrid Protocol Trademark registrations in 33 countries in Asia, Latin America, Europe and the Middle East, and pending Madrid Protocol Trademark applications in 6 additional countries.  Our patents begin expiring in 2017.
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
We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. We seek to protect our proprietary information and other intellectual property by generally requiring our employees, consultants, contractors, outside scientific collaborators and other advisors to execute non-disclosure and assignment of invention agreements on commencement of their employment or engagement. Agreements with our employees also forbid them from bringing the proprietary rights of third parties to us. We also generally require confidentiality or material transfer agreements from third parties that receive our confidential data or materials. We cannot guarantee that employees and third parties will abide by the confidentiality or assignment terms of these agreements. Despite measures taken to protect our intellectual property, unauthorized parties might copy aspects of our products or obtain and use information that we regard as proprietary.
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
FDA Regulation
Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance or prior approval from the FDA through the premarket approval, or PMA process. The FDA classifies medical devices into one of three classes. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are subject to general controls such as labeling, pre-market notification, and adherence to the FDA’s manufacturing requirements, which are contained in the Quality System Regulation, or QSR. Class II devices are subject to special controls such as performance standards, post-market surveillance, FDA guidelines, or particularized labeling, as well as general controls. Some Class I and Class II devices are exempted by regulation from the pre-market notification (i.e., 510(k) clearance) requirement, and/or the requirement of compliance with substantially all of the QSR. As an example, the mobile applications that comprise the DexCom Share System were classified by the FDA as Class II, exempt, due to the fact that these mobile applications were secondary displays of the associated G4 PLATINUM or G5 Mobile Receiver. With the mobile applications classified as Class II exempt, DexCom must comply with certain general and special controls required by the FDA but does not need prior FDA approval to commercialize changes to the mobile applications. Some devices are placed in Class III, which requires approval of a PMA application, if they are deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or certain implantable devices, or to be “not substantially equivalent” either to a previously 510(k) cleared device or to a “preamendment” Class III device in commercial distribution before May 28, 1976 for which PMA applications have not been required.
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

Clinical trials are almost always required to support a PMA application and are sometimes required for a 510(k) clearance. These trials generally require submission of an application for an investigational device exemption, or IDE to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for abbreviated IDE requirements. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by appropriate institutional review boards at the clinical trial sites. The FDA’s approval of an IDE allows clinical testing to go forward, but does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria. All clinical trials must be conducted in accordance with the FDA’s IDE regulations, which govern investigational device labeling, prohibit promotion, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA’s regulations for institutional review board approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product. The commencement or completion of any of our clinical trials may be delayed or halted, or be inadequate to support approval of a PMA application, for numerous reasons, including, but not limited to, the following:

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
In November 2011, we received 510(k) clearance from the FDA to market to clinics a data management service, which helps healthcare providers and patients see, understand and use blood glucose meter data to diagnose and manage diabetes. Our data transfer service is registered with the FDA as a MDDS and allows researchers to control the transfer of data from certain diabetes devices to research tools and databases according to their own research workflows. Additional functions of, or intended uses for, our software platform will require us to obtain either 510(k) clearance or PMA approval from the FDA. To obtain 510(k) clearance, we must submit a pre-market notification demonstrating that the software system is substantially equivalent to a previously cleared 510(k) device or a pre-amendment device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA application. The FDA’s 510(k) clearance pathway generally takes from three to twelve months from the date the application is completed, but can take significantly longer. After a medical device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a significant change in its intended use, requires a new 510(k) clearance.
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
Customer Notification
On February 23, 2016, we issued a customer notification regarding an issue with the audible alarms and alerts associated with our receivers (DexCom G4 PLATINUM and DexCom G5 Mobile). The issue with the audible alarms and alerts was identified as a result of our continuous review of complaints received from our customers. A failure of the audible alarms and alerts may cause our customers to not detect a severe hypoglycemic (low glucose) or hyperglycemic (high glucose) event. We have implemented a solution for the audible alarms and alerts issue identified in the customer notification. The FDA is aware of this notification and a copy is available on the DexCom website at http://www.dexcom.com/notification. In the customer notification we have recommended that customers test the alarms and alerts on their receiver(s) every few days to make sure that the alarms and alerts are functioning properly. We have notified the FDA that we believe all required actions with respect to the customer notification have been completed. We are currently awaiting the FDA’s response.

Fraud and Abuse Laws and Other Compliance Requirements
The healthcare industry is subject to various federal and state laws pertaining to healthcare fraud and abuse. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid.
Anti-kickback Laws. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments, and providing anything at less than its fair market value. The Department of Health and Human Services, or HHS has issued regulations, commonly known as safe harbors that set forth certain provisions which, if fully met, will assure healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the HHS Office of Inspector General.
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
Federal False Claims Act. The federal False Claims Act prohibits knowingly presenting, or causing to be presented a false claim or the knowing use of false statements or records to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action. Federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements.  In addition, the Affordable Care Act amended federal law to provide that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Criminal prosecution is possible for making or presenting a false or fictitious or fraudulent claim to the federal government.
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
FCPA. Additionally, the U.S. Foreign Corrupt Practices Act, or FCPA prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA would include interactions with certain healthcare professionals in many countries. Other countries, including a number of EU Member States, have laws of similar application. Our present and future business has been and will continue to be subject to various other U.S. and foreign laws, rules and/or regulations.
Sunshine Act. Pursuant to the Patient Protection and Affordable Care Act that was signed into law in March 2010, the federal government enacted the Physician Payment Sunshine Act. We are required to track and publicly report, respectively, gifts and payments made to physicians and teaching hospitals. Many of these requirements are new and uncertain, and failure to comply could result in a range of fines, penalties and/or other sanctions.

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
Employees
As of December 31, 2016, we had more than 1,900 full-time employees and more than 400 contract and temporary employees globally. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good.
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
We have incurred net losses in each year since our inception in May 1999, including a net loss of $65.6 million for the twelve months ended December 31, 2016. As of December 31, 2016, we had an accumulated deficit of $621.0 million. We have financed our operations primarily through private and public offerings of equity securities and debt, and the sales of our products. We have devoted substantial resources to:

•	research and development relating to our continuous glucose monitoring systems;

•	sales and marketing and manufacturing expenses associated with the commercialization of our G4 PLATINUM and G5 Mobile systems; and

•	expansion of our workforce.
We expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products, including our next generation sensors, transmitters and sensor augmented insulin pumps, as well as other collaborations. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public healthcare and medical device companies. As a result, we expect we may continue to incur operating losses in the future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity.
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
We currently employ a direct sales force to market our products in the United States and are building a direct sales force in Canada and certain countries in Europe. Our direct sales force calls directly on healthcare providers and people with diabetes throughout the applicable country to initiate sales of our products. Our sales organization competes with the experienced, larger and well-funded marketing and sales operations of our competitors. We may not be able to successfully manage our dispersed sales force, or increase our product sales at acceptable rates.
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
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our next generation continuous glucose monitoring sensors and systems. For the twelve months ended December 31, 2016, we generated $56.2 million in net cash from operating activities, compared to $49.0 million generated for the same period in 2015, and as of December 31, 2016, we had working capital of $177.6 million which included $123.7 million in cash, cash equivalents and marketable securities. Although we expect that our cash generated by operations will increase in each of the next several years, we may need additional funds to continue the commercialization of our current products and to develop and commercialize our next generation sensors and systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we may need will depend on many factors, including:

•	the revenue generated by sales of our products and other future products;

•	the costs, timing and risks of delay of additional regulatory approvals;

•	the expenses we incur in manufacturing, developing, selling and marketing our products;

•	our ability to scale our manufacturing operations to meet demand for our current and any future products;

•	the costs to produce our continuous glucose monitoring systems or future products;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the rate of progress and cost of our clinical trials and other development activities;

•	the success of our research and development efforts;

•	the emergence of competing or complementary technologies;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost of ongoing compliance with legal and regulatory requirements, and third party payors' policies;

•	the cost of obtaining and maintaining regulatory or payor clearance or approval for our current or future products including those integrated with other companies' products; and

•	the acquisition of businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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
We have entered into distribution arrangements to leverage established distributors already engaged in the diabetes marketplace. We have entered into distribution agreements with Byram and Edgepark, pursuant to which we generated approximately 17% and 11% respectively, of our total revenue during the twelve months ended December 31, 2016. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. To the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States, Europe or other countries, our product margins could be lower than if we directly marketed and sold our products. To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and people with diabetes in Europe or other countries will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe or other countries. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.

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
As a medical device company, reimbursement from Medicare, other national healthcare systems, and private third-party healthcare payors is an important element of our success. In January 2017, the Centers for Medicare and Medicaid, or CMS, established a classification of “Therapeutic Continuous Glucose Monitors” as durable medical equipment under Medicare Part B, subject to payment by Medicare under certain coverage conditions to be determined by CMS, by local Medicare Administrative Contractors or on a patient claim by claim basis. This is a decision we had pursued for many years and which was made possible by the FDA’s decision in December 2016 to approve a non-adjunctive indication, or use, for that system. Similarly, in September 2016, Germany's Federal Joint Committee agreed to provide reimbursement for continuous glucose monitoring systems under certain conditions which we believe we meet.
Nevertheless, a number of regulatory and commercial hurdles remain relating to sales to Medicare beneficiaries. If we are unable to successfully address these hurdles, reimbursement of our products may be limited to those people with diabetes covered by third-party payors that have adopted policies for continuous glucose monitoring devices allowing for coverage of these devices if certain conditions are met.
As of February 28, 2017, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our products by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on continuous glucose monitoring devices, typically, though not exclusively, under durable medical equipment benefits, those coverage policies frequently require significant medical documentation in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. In addition, Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain additional reimbursement arrangements, including under pharmacy benefits, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as requiring prospective reimbursement and second opinions, purchasing in groups, or redesigning benefits. We are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our dependence on the commercial success of the G4 PLATINUM and G5 Mobile systems makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the G4 PLATINUM and G5 Mobile systems, people without coverage who have diabetes may not use our products. Furthermore, payors are increasingly basing reimbursement rates on factors such as the efficacy of the product, and clinical outcomes associated with the product, and any factors that negatively impact the efficacy or clinical outcomes (or cause a perception of any such negative impact), such as the results of a clinical trial, a product defect, or a product recall, could negatively impact the reimbursement rate.
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

We may never receive approval or clearance from the FDA and other governmental agencies to market our next generation CGM systems, expanded indications for use of current and future generation continuous glucose monitoring systems, future software platforms, or any other products under development.
Our continuous glucose monitoring systems are classified by the FDA as premarket approval, or PMA, medical devices. The PMA process requires us to prove the safety and efficacy of our systems to the FDA's satisfaction. This process can be expensive, prolonged and uncertain, requires detailed and comprehensive scientific and human clinical data, and may never result in the FDA granting a PMA. Any future system or expanded indications for use of current generation systems will require approval of the applicable regulatory authorities. In addition, we intend to seek either 510(k) clearances or PMA approvals for certain changes and modifications to our existing software platform, but cannot predict when, if ever, those changes and modifications will be approved.
A new 510(k) clearance or PMA is required for any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that constitutes a major change in its intended use, design, or manufacture. FDA may disagree with our assessment of whether a new clearance or approval is required if we modify our products. If we do not seek a new clearance or approval when they believe one was necessary, they could order us to stop marketing or recall the product, and they could seek a seizure, injunction, criminal prosecution, or take other enforcement action.
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
Even if approved or cleared by the FDA or foreign regulatory agencies, future generations of our CGM systems, expanded indications for use of current and future generation CGM systems, our software platform or any other continuous glucose monitoring system under development, may not be approved or cleared for the indications that are necessary or desirable for successful commercialization. We may not obtain the necessary regulatory approvals or clearances to market these continuous glucose monitoring systems in the United States or outside of the United States. Any delay in, or failure to receive or maintain, approval or clearance for our products could prevent us from generating revenue from these products or achieving profitability. The uncertain timing of regulatory approvals for future generations of our products could subject our current inventory to excess or obsolescence charges, which could have an adverse effect on our operating results.
If we are unable to successfully complete the pre-clinical studies or clinical trials necessary to support additional PMA or 510(k) applications or supplements, we may be unable to commercialize our continuous glucose monitoring systems under development, which could impair our financial position.
To support these and any future additional PMA or 510(k) applications or supplements, we together with our partners, must successfully complete pre-clinical studies, bench-testing, and clinical trials that will demonstrate that the product is safe and effective. Product development, including pre-clinical studies and clinical trials, is a long, expensive and uncertain process and is subject to delays and failure at any stage. Furthermore, the data obtained from the studies and trials may be inadequate to support approval of a PMA or 510(k) application and the FDA may request additional clinical data in support of those applications, which may result in significant additional clinical expenses and may delay product approvals. While we have in the past obtained, and may in the future obtain, an investigational device exemption, or IDE, prior to commencing clinical trials for our products, FDA approval of an IDE application permitting us to conduct testing does not mean that the FDA will consider the data gathered in the trial to be sufficient to support approval of a PMA or 510(k) application or supplement, even if the trial's intended safety and efficacy endpoints are achieved. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including 510(k) and PMA submissions, by hiring new investigators and increasing the frequency and scope of its inspections of manufacturing facilities. The ongoing review by FDA's Center for Devices and Radiological Health of the 510(k) process could complicate the product approval process for certain of our and our partner’s products, although we cannot predict the effect of such procedural changes and cannot ascertain if such changes will have a substantive impact on the approval of our products or our partners’ products. If we fail to adequately respond to any changes to the 510(k) submission process and associated matters, our business may be adversely impacted.

Unexpected changes to the FDA or foreign regulatory approval processes also could delay or prevent the approval of our products submitted for review. The data contained in our submission, including data drawn from our clinical trials, may not be sufficient to support approval of our products or additional or expanded indications. Medical device company stock prices have declined significantly in certain circumstances where companies have failed to meet expectations in regards to the timing of regulatory approval. If the FDA's response causes product approval delays, or is not favorable for any of our products, our stock price could decline substantially.
The commencement or completion of any of our clinical trials may be delayed or halted, or be inadequate to support approval of a PMA or 510(k) application or supplement, for numerous reasons, including, but not limited to, the following:

•	the FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;

•	patients do not enroll in clinical trials at the rate we expect;

•	patients do not comply with trial protocols;

•	patient follow-up does not occur at the rate we expect;

•	patients experience adverse side effects;

•	patients die during a clinical trial, even though their death may not be related to our products;

•	institutional review boards, or IRBs and third-party clinical investigators may delay or reject our trial protocol;

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
Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We have established procedures designed to assist with our compliance with such laws and regulations. However, we have only limited experience dealing with these laws and regulations and we cannot guarantee that our procedures will effectively prevent us from violating these regulations in every transaction in which we may engage. Any such violation could adversely affect our reputation, business, financial condition and results of operations.
If our manufacturing capabilities are insufficient to produce an adequate supply of product at appropriate quality levels, our growth could be limited and our business could be harmed.
We currently have limited resources and facilities for commercially manufacturing sufficient quantities of product to meet expected demand. In the past, we have had difficulty scaling our manufacturing operations to provide a sufficient supply of product to support our commercialization efforts. From time to time, we have also experienced brief periods of backorder and, at times, have had to limit the efforts of our sales force to introduce our products to new customers. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. We have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts; however, we cannot guarantee that supply will not be constrained in the future. In order to produce our products in the quantities we anticipate will be necessary to meet market demand, we will need to increase our manufacturing capacity by a significant factor over the current level. In addition, we will have to modify our manufacturing design, reliability and process if and when our next generation sensor technologies are approved and commercialized. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, materials procurement, manufacturing site expansion, problems with production yields and quality control and assurance. Continuing to develop commercial-scale manufacturing facilities will require the investment of substantial additional funds and the hiring and retention of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience. The scaling of manufacturing capacity is subject to numerous risks and uncertainties, and may lead to variability in product quality or reliability, increased construction timelines, as well as resources required to design, install and maintain manufacturing equipment, among others, all of which can lead to unexpected delays in manufacturing output. In addition, any changes to our manufacturing processes may require FDA submission and approval and our facilities may have to undergo additional inspections by the FDA and corresponding state agencies. We may be unable to adequately maintain, develop and expand our manufacturing process and operations or obtain FDA and state agency approval of our facilities in a timely manner or at all. If we are unable to manufacture a sufficient supply of our current products or any future products for which we may receive approval, maintain control over expenses or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand and our business will suffer.
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

Since our commercial launch in 2006, we have had periodic field failures related to our products, including reports of sensor errors, sensor failures, broken sensors, receiver malfunctions, audible alarms and alert failures, and transmitter failures. To comply with the FDA's medical device reporting requirements, we have filed reports of all such product field failures. Although we believe we have taken and are taking appropriate actions aimed at reducing or eliminating field failures, we cannot guarantee that we will not have additional failures going forward.
Our manufacturing operations depend upon third-party suppliers, making us vulnerable to supply problems and price fluctuations, which could harm our business.
We rely on OnCore Manufacturing Services to manufacture and supply circuit boards for our receiver and transmitter; we rely on ON Semiconductor Corp. to manufacture and supply the application specific integrated circuit that is incorporated into the transmitter; we rely on DSM PTG, Inc. to manufacture certain polymers used to synthesize our polymeric biointerface membranes for our products; and we rely on The Tech Group to supply our injection molded components. Each of these suppliers other than OnCore is a single-source supplier. In some cases, our agreements with these and our other suppliers can be terminated by either party upon short notice. Our contract manufacturers also rely on single-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, failed FDA audit or inspection, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. If our single-source suppliers shift their manufacturing and assembly sites to other locations, these new sites may require additional FDA approval and inspection. Should any such FDA approval be delayed, or such inspection require corrective action, our supply of critical components may be constrained or eliminated. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

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

If we or our suppliers or distributors fail to comply with ongoing regulatory requirements, or if we have unanticipated problems with our products, the products could be subject to restrictions or withdrawal from the market.
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
An example of the difficulty of complying with the regulatory requirements associated with the manufacture of our products, on February 23, 2016, we issued a customer notification via the DexCom website and certified mail regarding the audible alarms and alerts associated with our receivers (DexCom G4 PLATINUM and DexCom G5 Mobile). This was classified as a voluntary Class 1 recall by the FDA. The issue with the audible alarms and alerts was identified as a result of our continuous review of complaints received from our customers. A failure of the audible alarms and alerts may cause our customers to not detect a severe hypoglycemic (low glucose) or hyperglycemic (high glucose) event. We have implemented a solution for the audible alarms and alerts issue identified in the customer notification. We have notified the FDA that we believe all required actions with respect to the customer notification have been completed. We are currently awaiting the FDA’s response.
We and our suppliers are also required to comply with the FDA's Quality System Regulation, or QSR and other regulations, which cover the methods and documentation of the design, testing, production, control, selection and oversight of suppliers or contractors, quality assurance, labeling, packaging, storage, complaint handling, shipping and servicing of our products. The FDA enforces the QSR through unannounced inspections. We currently manufacture our products at our headquarters facilities in San Diego, California. In these facilities we have more than 8,000 square feet of laboratory space and approximately 18,000 square feet of controlled environment rooms. During a routine FDA post-approval facility inspection ending on November 7, 2013, the FDA issued a Form 483 with several observations regarding DexCom MDR procedures and complaint reportability determinations. DexCom responded to the observations on November 26, 2013. On March 14, 2014, we received a warning letter from the FDA related to administrative deficiencies in filing MDRs, also referred to as the 2014 Warning Letter. On April 2, 2014, we responded to the 2014 Warning Letter. On April 16, 2015, the FDA initiated an on-site inspection intended to both close out the 2014 Warning Letter and conduct our normal biennial quality system inspection. The FDA completed its inspection with no observations. On May 21, 2015, the FDA issued a letter closing the 2014 Warning Letter. During a routine FDA post-market inspection ending on March 29, 2016, the FDA issued a Form 483 with one observation regarding the DexCom MDR procedure specific to retrospective MDR filing when a change in complaint reportability is made. On April 19, 2016 DexCom responded to this observation. On June 2, 2016 we received a copy of the final Establishment Inspection Report from the FDA, which we believe reflects the resolution of this observation without further FDA action.
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

On March 28, 2016, AgaMatrix, Inc. filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix.  On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under the U.S. patent law. It is our position that AgaMatrix’s assertions of infringement have no merit. On August 6, 2016, DexCom filed a patent infringement lawsuit in the United States Central District Court of California, asserting certain AgaMatrix products infringed a patent held by DexCom. On September 30, 2016 DexCom filed a First Amended Complaint asserting the same patent. DexCom believes certain AgaMatrix single-point blood glucose monitoring products infringe the asserted patent. Neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation can be assessed at this time. As of December 31, 2016, no amounts have been accrued in respect of this litigation. Any infringement or misappropriation claim could cause us to incur significant costs, place significant strain on our financial resources, divert management's attention from our business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to infringe, we could be prohibited from selling our product that is found to infringe unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain a license on terms acceptable to us, if at all, and we may not be able to redesign our products to avoid infringement. Even if we are able to redesign our products to avoid an infringement claim, we may not receive FDA approval for such changes in a timely manner or at all. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, selling or offering to sell one or more of our products, or could enter an order mandating that we undertake certain remedial activities. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.
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
Our success and our ability to compete depend, in part, upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, copyright and trademark law, and trade secrets and nondisclosure agreements to protect our intellectual property. However, such methods may not be adequate to protect us or permit us to gain or maintain a competitive advantage. Our patent applications may not issue as patents in a form that will be advantageous to us, or at all. Our issued patents, and those that may issue in the future, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products. In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011, the United States enacted sweeping changes to its patent system under the Leahy-Smith America Invents Act, including changes that would transition the United States from a “first-to-invent” system to a “first-to-file” system and alter the processes for challenging issued patents. These changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.
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
Also, Medtronic, and other third parties, have developed, or are developing, insulin pumps augmented with continuous glucose monitoring systems that provide, among other things, the ability to automate basal insulin dosing and to suspend insulin administration while the user's glucose levels are low. Medtronic received FDA approval for its 670G insulin delivery system in September 2016 and announced plans to launch this system in 2017.
Some of the companies developing or marketing competing devices are publicly traded or divisions of publicly traded companies, and these companies possess several competitive advantages over us, including:

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
In the ordinary course of our business, we enter into collaborative arrangements to develop new products and to pursue new markets, such as our agreements with Animas and Tandem, to integrate our continuous glucose monitoring technology into their respective insulin delivery systems, and our agreement with Verily to develop a series of next-generation continuous glucose monitoring products. We also have entered into an OUS Commercialization Agreement with Animas pursuant to which Animas retains the right to develop and market outside the United States an ambulatory insulin pump that is combined with our continuous glucose monitoring technology which has been branded the Vibe. In May 2011, we, together with Animas, received CE Mark certification for the Vibe, allowing it to be marketed in the countries that recognize CE Mark approval. Animas received FDA approval for the Vibe system in December 2014. On September 9, 2015 Tandem received FDA approval for its sensor augmented insulin delivery system, the t:slim G4™ Insulin Pump. We entered into a development agreement with Insulet in 2008 and again in 2015 but have not yet launched a commercial product from that collaboration. We also previously entered into a collaboration agreement with Roche which neither resulted in a commercially viable product nor is anticipated to result in significant additional revenues for the foreseeable future.
As a result of these development relationships, our operating results depend, to some extent, on the ability of our development partners to successfully commercialize their insulin delivery systems. Any factors that may limit our partners’ ability to achieve widespread adoption of their systems, including competitive pressures, technological breakthroughs for the treatment or prevention of diabetes, adverse regulatory or legal actions relating to insulin pump products, or changes in reimbursement rates or policies of third-party payors relating to insulin pumps or similar products, could have an adverse impact on our operating results. For example, UnitedHealthcare announced, effective July 1, 2016, that UnitedHealthcare Community Plan and Commercial members will no longer have an in-network choice among providers of insulin pumps, and designated Medtronic as its preferred, in-network provider. We do not have a development relationship with Medtronic, which has developed an insulin pump augmented with its proprietary continuous glucose monitoring system. The decision by UnitedHealthcare to establish Medtronic as its preferred provider of insulin pumps could result in a material reduction in the number of insulin pumps sold by other insulin pump manufacturers, including Animas, Tandem, and Insulet. In addition, it is possible that other large third-party payors will establish preferred providers of insulin pumps, which may or may not include the pumps produced by our development partners.
Many of the companies that we collaborate with are also competitors or potential competitors who may decide to terminate our collaborative arrangement. In the event of such a termination, we may be required to devote additional resources to product development and commercialization, we may need to cancel some development programs and we may face increased competition. Additionally, similar to the agreement with Roche, collaborations may not result in the development of products that achieve commercial success and could be terminated prior to developing any products. Former collaborators may use the experience and insights they develop in the course of their collaborations with us to initiate or accelerate their development of products that compete with our products, which may create competitive disadvantages for us. Accordingly, we cannot assure you that any of our collaborations will result in the successful development of a commercially viable product or result in significant additional future revenues.
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
The glucose monitoring market is subject to rapid technological change and product innovation. Our products are based on our proprietary technology, but a number of companies and medical researchers are pursuing new technologies for the monitoring of glucose levels. FDA or other regulators' approval of a commercially viable continuous glucose monitor or sensor produced by one of our competitors could significantly reduce market acceptance of our systems. As discussed above in the risk factor entitled “We operate in a highly competitive market and face competition from large, well-established medical device manufacturers with significant resources, and, as a result, we may not be able to compete effectively,” several of our competitors are in various stages of developing continuous or flash glucose monitors or sensors, including non-invasive and invasive devices, and the FDA has approved several of these competing products. In addition, the National Institutes of Health and other supporters of diabetes research are continually seeking ways to prevent, cure or improve treatment of diabetes. Therefore, our products may be rendered obsolete by technological breakthroughs in diabetes monitoring, treatment, prevention or cure.
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
Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse (including system hacking or other unauthorized access by third parties to our systems) or malfunction of, or design flaws in, our products. We may be subject to product liability claims if our products cause, or merely appear to have caused, an injury. Claims may be made by customers, healthcare providers or others selling our products. The risk of product liability claims may increase now that our G5 Mobile system has obtained indications and approved labeling in the United States, in Canada, and in the countries utilizing the CE Mark that allow for our patients to make diabetes treatment decisions with our CGM technology in conjunction with only two finger sticks required for calibration of the system. The risk of claims may also increase if our products are subject to a product recall or seizure. An example of the difficulty of complying with the regulatory requirements associated with the manufacture of our products, we issued notifications to our customers regarding the audible alarms and alerts associated with our receivers, as discussed earlier in the risk factor entitled “If we or our suppliers or distributors fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, the products could be subject to restrictions or withdrawal from the market.”
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
We may be subject to claims against us even if the apparent injury is due to the actions of others or misuse of the device. Our customers, either on their own or following the advice of their physicians, may use our products in a manner not described in the products' labeling and that differs from the manner in which it was used in clinical studies and approved by the FDA. For example, our current systems are designed to be used by an individual continuously for up to seven days, but the individual might be able to circumvent the safeguards designed into the systems and use the products for longer than seven days. Off-label use of products by customers is common, and any such off-label use of our products could subject us to additional liability. The CE Mark and the recent HealthCanada and FDA approvals for our G5 Mobile system include indications that allow patients to make diabetes treatment decisions based on the information generated by such system, although both regulators still require finger stick calibrations twice per day. In addition, other regulatory agencies may in the future approve similar diabetes treatment indications. We expect that such diabetes treatment indications could expose us to additional liability. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial volunteers or result in reduced acceptance of our products in the market.

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
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including laws and regulations relating to privacy and data protection, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, personal information, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions, corrupt practices, fraud, waste and abuse restrictions, and securities law compliance. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. For example, data protection laws passed by the federal government, many states and foreign countries require notification to users when there is a security breach for personal data.
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
We take precautions to safeguard our facilities, which include manufacturing protocols, insurance, health and safety protocols, and off-site storage of computer data. However, a natural disaster, such as a fire, flood, earthquake, an act of terrorism, cyber-attack or other disruptive event could cause substantial delays in our operations, damage or destroy our manufacturing equipment, inventory, or records and cause us to incur additional expenses. Earthquakes are of particular significance since our primary manufacturing facilities in California are located in an earthquake-prone area. In the event our existing manufacturing facilities or equipment are affected by man-made or natural disasters, we may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business. The insurance we maintain against fires, floods, earthquakes and other natural disasters and similar events may not be adequate to cover our losses in any particular case. We are currently constructing a second facility outside of California, in Mesa, Arizona, to help mitigate these risks but we do not expect it to commence operations until 2018.
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
The nature of our business involves the receipt and storage of information about our patients. We have implemented programs to detect and alert us to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to malfeasance by employees, consultants or other service providers to state-sponsored attacks. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past several years, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff. If there are significant breaches of our data security or we fail to detect and appropriately respond to significant data security breaches, we could be exposed to government enforcement actions and private litigation. In addition, our patients could further lose confidence in our ability to protect their information, which could cause them to discontinue using our products or purchasing from us altogether.
Expanded capacity in our new manufacturing facility may not be fully available until the end of 2018, which may impede or delay our ability to manufacture one or more of our continuous glucose monitoring products in quantities sufficient to meet market demand.
Our new manufacturing facility in Mesa, Arizona, designed to manufacture current and next generation sensors and transmitters, may not be completed or qualified in accordance with our current plans. There are risks associated with expanding our manufacturing capacity by opening such a facility that include but are not limited to contractor issues and delays, licensing and permitting delays or rejections, limitations and delays on the installation of new or custom-ordered equipment, issues associated with validating such equipment, and processes or other aspects of insuring GMP manufacturing. There are many aspects of the project that rely on third party contractors and subcontractors, and we and they may encounter delays. If the Mesa facility is not completed and qualified during 2018, there initially will be additional personnel costs and production inefficiencies that could potentially impact manufacturing. If completion was delayed significantly into 2019, we may be unable to meet anticipated demand for our CGM systems during the delay.

Our products may not continue to achieve market acceptance.
We expect that sales of our G4 PLATINUM system, which consists of a handheld receiver, reusable transmitter and disposable sensor, and our G5 Mobile system which consists of a handheld receiver, reusable transmitter, disposable sensors and a smartphone application that securely identifies, receives, deciphers and displays information transmitted by the transmitter, will account for substantially all of our product revenue for the foreseeable future. If and when we receive FDA or other regulators' approval for and begin commercialization of our next generation continuous glucose monitoring systems and sensors, we expect most patients will migrate onto those systems. Notwithstanding our prior experience in selling our products, we might be unable to successfully expand the commercialization of our products on a wide scale for a number of reasons, including:

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

•
except for the G5 Mobile, our systems are not labeled as a replacement for the information that is obtained from single-point finger stick devices (and even the G5 Mobile continues to require twice-daily finger sticks for calibration);

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
In addition, 2010's comprehensive U.S. healthcare reform legislation included an annual excise tax on the sale of medical devices equal to 2.3% of the price of the device starting on January 1, 2013, which does not include, under Internal Revenue Service, or IRS guidance, our existing systems as they are medical devices deemed to be generally purchased by the general public at retail under such legislation. The Protecting Americans from Tax Hikes Act of 2015 was enacted on December 18, 2015, which provides a two-year moratorium on the medical device excise tax.

As a result, as of December 31, 2016, we believed that our current continuous glucose monitoring products were exempt from the excise tax, except for our G4 PLATINUM system for professional use which is subject to the excise tax. The current tax liability related to our G4 PLATINUM system for professional use is immaterial, but may become material in the future. Notwithstanding our belief, if the IRS were to determine that this tax applies to any of our current or future products, our future operating results could be harmed, which in turn could cause the price of our stock to decline. In addition, because of the uncertainty surrounding these issues, the impact of this tax has not been reflected in our forward guidance.
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
Our operations in countries outside the United States, which accounted for 13% of our revenues for the year ended December 31, 2016, are accompanied by certain financial and other risks. In addition to opening offices in the United Kingdom and Germany this year, in connection with distributor acquisitions and otherwise, we intend to continue to pursue growth opportunities in sales outside the United States, especially in Europe, which could expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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
As a final example, on June 23, 2016, the United Kingdom, or U.K., held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” As a result of the referendum, it is expected that the U.K. government will begin negotiating the terms of the U.K.’s future relationship with the European Union. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports and on the movement of people between the U.K. and European Union countries, and increased regulatory complexities.

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
We depend to a significant degree on our senior management, especially Kevin Sayer, our President and Chief Executive Officer. Our success will depend on our ability to retain our current management and to attract and retain qualified personnel in the future, including sales persons, scientists, clinicians, engineers and other highly skilled personnel. Competition for senior management personnel, as well as sales persons, scientists, clinicians and engineers, is intense and we may not be able to retain our personnel. The loss of the services of members of our senior management, scientists, clinicians or engineers could prevent the implementation and completion of our objectives, including the commercialization of our current products and the development and introduction of additional products. The loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. Each of our officers may terminate their employment at any time without notice and without cause or good reason. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees.
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
We intend to seek stockholder approval for a material increase in the number of shares issuable under our 2015 Equity Incentive Plan. Our Board believes that stockholder approval of the 2015 EIP share increase is critically important for our continued success and enhancement of stockholder value. If the 2015 EIP share increase is not approved by our stockholders, we will have reduced flexibility to use equity-based compensation as a meaningful component of compensation and instead may be forced to rely more intensively on cash compensation. In light of competitive compensation data for 2015 that we reviewed in 2016, the increase in our stock price in recent years, and pressure to minimize dilution to existing stockholders, we anticipate that the approvable increase in the number of issuable shares under the 2015 EIP will require that we reduce the use of equity compensation relative to historical levels.
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
We could be subject to changes in our tax rates, new U.S. or international tax legislation or additional tax liabilities.
We are subject to taxes in the United States and numerous foreign jurisdictions, where a number of our subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to change. Our effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation, both in and outside the United States.
Our tax returns and other tax matters also are subject to examination by the U.S. Internal Revenue Service and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. We cannot guarantee the outcome of these examinations. If our effective tax rates were to increase, particularly in the United States, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our financial condition, operating results and cash flows could be adversely affected.

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
We are required to disclose information related to the origin, source and chain of custody of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The requirement mandates companies to obtain sourcing data from suppliers, engage in supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year. The rule could limit our ability to source at competitive prices and to secure sufficient quantities of certain minerals (or derivatives thereof) used in the manufacture of our products, specifically tantalum, tin, gold and tungsten, as the number of suppliers that provide conflict-free minerals may be limited. In addition, we have incurred, and may continue to incur, material costs associated with complying with the rule, such as costs related to the determination of the origin, source and chain of custody of the minerals used in our products, the adoption of conflict minerals-related governance policies, processes and controls, and possible changes to products or sources of supply as a result of such activities. Within our supply chain, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the data collection and due diligence procedures that we implement, which may harm our reputation. Furthermore, we may encounter challenges in satisfying those customers that require that all of the components of our products be certified as conflict free, and if we cannot satisfy these customers, they may choose a competitor’s products.

Risks Related to Our Common Stock
Our stock price is highly volatile and investing in our stock involves a high degree of risk, which could result in substantial losses for investors.
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future. From January 1, 2016 through February 28, 2017, the closing price of our common stock on the NASDAQ Global Select Market was as high as $95.80 per share and as low as $53.38 per share.
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
We have entered into a revolving credit agreement and a pledge and security agreement with JPMorgan Chase Bank and four other lenders to fund our business operations. These agreements impose numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of December 31, 2016, we were in compliance with the covenants imposed by the loan and security agreement. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
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

The following table summarizes the materially important facilities we lease as of December 31, 2016, including the location and size of each principal facility, and their designated use.

Location	Approximate Square Feet	Operation	Lease Expiration Dates
San Diego, CA	383,500	Laboratory, Manufacturing, Research and Development, Warehouse, General and Administrative, Sales and Marketing	2022 (1)
Edinburgh, Scotland	9,100	EMEA Headquarters, Clinical, Regulatory, Marketing, General and Administrative	2026
Mesa, AZ	78,000	Future Laboratory, Manufacturing, Warehouse (3)	2028 (2)
(1) not including renewals that would be at our option to extend the term of this lease for two additional five-year terms related to approximately 219,000 square feet of space in the buildings at 6340 Sequence Drive, 6310 Sequence Drive and 6290 Sequence Drive.
(2) not including renewals that would be at our option to extend the term of this lease for four additional five-year terms.
(3) The lease arrangement involves the construction of our new manufacturing facility in Mesa, AZ which is expected to become operational during 2018 at the earliest subject to FDA approval.
We believe our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.

ITEM 3.	LEGAL PROCEEDINGS
On March 28, 2016, AgaMatrix, Inc. filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix. On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board of the United States Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under the U.S. patent law. It is our position that AgaMatrix’s assertions of infringement have no merit. On August 6, 2016, we filed a patent infringement lawsuit in the United States Central District Court of California, asserting certain AgaMatrix products infringed a patent held by us. On September 30, 2016 we filed a First Amended Complaint asserting the same patent. We believe certain AgaMatrix single-point blood glucose monitoring products infringe the asserted patent. Neither the outcome of the litigation nor the amount and range of potential awards or fees associated with the litigation can be assessed at this time. As of December 31, 2016, no amounts have been accrued in respect of this litigation.
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

DexCom’s common stock is traded on the NASDAQ Global Select Market under the symbol “DXCM.” As of February 24, 2017, there were approximately 46 stockholders of record, excluding stockholders whose shares were held in nominee or street name by brokers. We have not paid any cash dividends, do not currently have plans to do so in the foreseeable future and the terms of our loan and security agreement restrict our ability to declare or pay any dividends.
The following table sets forth the high and low intraday sales price per share for DexCom’s common stock for the periods indicated:

	High	Low
Year Ended December 31, 2016
First Quarter	$83.87	$47.92
Second Quarter	$81.23	$60.07
Third Quarter	$96.38	$76.21
Fourth Quarter	$87.81	$59.36
	High	Low
Year Ended December 31, 2015
First Quarter	$64.64	$53.30
Second Quarter	$80.57	$60.80
Third Quarter	$103.29	$76.46
Fourth Quarter	$89.44	$70.29
Neither we nor any affiliated purchaser repurchased any of our equity securities in fiscal year 2016.
The information required by this Item concerning shares reserved for issuance under our equity compensation plans is incorporated by reference to information set forth in the Proxy Statement.

ITEM 6.	SELECTED FINANCIAL DATA
The consolidated statements of operations data for the years ended December 31, 2016, 2015, and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The statements of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 have been derived from our audited financial statements not included in this Annual Report. The following selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and our financial statements and related notes in Part II, Item 8.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in millions, except per share data)
Consolidated Statements of Operations Data:
Product revenue	$573.3	$400.7	$257.1	$157.1	$93.0
Development grant and other revenue	—	1.3	2.1	2.9	6.9
Total revenue	573.3	402.0	259.2	160.0	99.9
Product cost of sales	194.9	123.6	82.3	58.1	48.3
Development and other cost of sales	—	—	0.6	1.8	5.0
Total cost of sales	194.9	123.6	82.9	59.9	53.3
Gross profit	378.4	278.4	176.3	100.1	46.6
Operating expenses:
Research and development	156.1	137.5	69.4	44.8	38.3
Selling, general and administrative	286.2	198.0	128.4	84.2	64.0
Total operating expenses	442.3	335.5	197.8	129.0	102.3
Operating loss	(63.9)	(57.1)	(21.5)	(28.9)	(55.7)
Other expense	(0.7)	—	—	—	—
Interest income	0.4	—	—	—	0.1
Interest expense	(0.7)	(0.4)	(0.8)	(0.9)	(0.2)
Loss before income taxes	(64.9)	(57.5)	(22.3)	(29.8)	(55.8)
Income tax expense (benefit)	0.7	0.1	0.1	—	(1.3)
Net loss	$(65.6)	$(57.6)	$(22.4)	$(29.8)	$(54.5)
Basic and diluted net loss per share attributable to common stockholders(1)	$(0.78)	$(0.72)	$(0.30)	$(0.42)	$(0.79)
Shares used to compute basic and diluted net loss per share attributable to common stockholders(1)	83.6	79.8	75.2	71.1	68.7

	As of December 31,
	2016	2015	2014	2013	2012
	(in millions)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term marketable securities	$123.7	$115.2	$83.6	$54.6	$48.7
Working capital	177.6	164.4	105.3	61.0	58.1
Total assets	402.8	292.0	184.6	122.5	106.0
Long term obligations	16.6	3.9	3.8	6.3	9.5
Total stockholders’ equity	$283.8	$221.2	$140.2	$84.1	$77.0

(1)	See Note 2 of the notes to our consolidated financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are not purely historical regarding DexCom's or its management's intentions, beliefs, expectations and strategies for the future. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are made as of the date of this report, deal with future events, are subject to various risks and uncertainties, and actual results could differ materially from those anticipated in those forward looking statements. The risks and uncertainties that could cause actual results to differ materially are more fully described under “Risk Factors” and elsewhere in this report and in our other reports filed with the SEC. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results. You should read the following discussion and analysis together with “Selected Financial Data” in Part II, Item 6 and our financial statements and related notes in Part II, Item 8.
Overview
We are a medical device company primarily focused on the design, development and commercialization of continuous glucose monitoring (“CGM”) systems for use by people with diabetes and by healthcare providers for the treatment of people with diabetes. Unless the context requires otherwise, the terms “we,” “us,” “our,” the “company,” or “DexCom” refer to DexCom, Inc. and its subsidiaries.
From inception to 2006, we devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. Since 2006, we have devoted considerable resources to the commercialization of our continuous glucose monitoring systems, including the G4 PLATINUM and G5 Mobile, as well as the continued research and clinical development of our technology platform.
From inception through December 31, 2016, we have generated $1.7 billion of product and development grant and other (non-product) revenue, and we have incurred net losses in each year since our inception in May 1999. As of December 31, 2016, we had an accumulated deficit of $621.0 million. We expect our losses to continue as we proceed with our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and debt, and the sales of our products.
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
Results of Operations
Fiscal year ended December 31, 2016 Compared to December 31, 2015
Revenue, Cost of Sales and Gross Profit
Total revenues increased $171.3 million to $573.3 million for the twelve months ended December 31, 2016 compared to $402.0 million for the twelve months ended December 31, 2015 based primarily on increased sales volume of our disposable sensors due to the continued growth of our installed base of customers using our G4 PLATINUM and G5 Mobile systems, and durable systems to both new and existing customers. Revenue attributable to our disposable sensors and durable systems was approximately 70% and 30%, respectively, of total revenue, for each of the twelve months ended December 31, 2016 and 2015. Total revenue for the twelve months ended December 31, 2015 also included development grant and other revenues of $1.3 million attributable to a $1.0 million milestone payments related to our development agreement with Tandem and services associated with clinical supply and services agreements.
Revenue from products shipped to our Drop-Ship Distributors’ customers was $22.3 million, or 4%, of our total revenues for the twelve months ended December 31, 2016 compared to $39.0 million, or 10%, of our total revenues for the twelve months ended December 31, 2015. Revenue from products shipped to Stocking Distributors was $389.5 million, or 68%, of our total revenues for the twelve months ended December 31, 2016 compared to $244.0 million, or 61%, of our total revenues for the twelve months ended December 31, 2015.
Cost of sales increased $71.3 million to $194.9 million for the twelve months ended December 31, 2016 compared to $123.6 million for the twelve months ended December 31, 2015, primarily due to increased sales volume, partially due to increased warranty costs related to receivers, and $3.5 million in receiver related excess and obsolete receiver inventory primarily related to the February 23, 2016 customer notification regarding the audible alarms and alerts associated with our receivers which was classified as a voluntary Class 1 recall by the FDA. The gross profit of $378.4 million for the twelve months ended December 31, 2016 increased $100.0 million compared to $278.4 million for the same period in 2015, primarily due to increased revenue, partially offset by the product mix of sales of our lower margin G5 transmitters and costs related to the customer notification discussed above.
Research and Development. Research and development expense increased $18.6 million to $156.1 million for the twelve months ended December 31, 2016, compared to $137.5 million for the twelve months ended December 31, 2015. Research and development expense for the twelve months ended December 31, 2015 included $36.5 million of noncash expense related to the issuance of 404,591 shares in August 2015 related to the Verily Collaboration Agreement. Excluding this one-time noncash charge, research and development expense for the twelve months ended December 31, 2016 increased $55.2 million with the significant elements of the increase comprised of $21.1 million in additional salaries, bonus and payroll related costs, $11.2 million in additional share-based compensation, $5.1 million in additional supplies, $2.9 million of additional facilities related costs, and $2.1 million in additional consulting expenses associated with future generations of products.
Selling, General and Administrative. Selling, general and administrative expense increased $88.2 million to $286.2 million for the twelve months ended December 31, 2016, compared to $198.0 million for the twelve months ended December 31, 2015. The increase was primarily due to higher headcount related selling, marketing and information technology infrastructure costs to support revenue growth and the continued commercialization of our products in both the United States and Europe. Significant elements of the increase in selling, general, and administrative expenses included $26.8 million in additional salaries, bonus, and payroll related costs, $12.9 million in additional share-based compensation costs, $10.8 million of additional consulting costs, including costs to support our international expansion, $8.9 million in additional marketing related costs, $4.3 million of additional software license costs, $3.8 million of additional facilities related costs and $1.5 million of additional commissions.
Fiscal year ended December 31, 2015 Compared to December 31, 2014
Revenue, Cost of Sales and Gross Profit
Product revenues increased $143.6 million to $400.7 million for the twelve months ended December 31, 2015 compared to $257.1 million for the twelve months ended December 31, 2014 based primarily on increased sales volume of our disposable sensors due to the continued growth of our installed base of customers using our G4 PLATINUM and G5 Mobile systems, and sales of durable systems to both new and existing customers. Revenue attributable to our disposable sensors and durable systems was approximately 70% and 30%, respectively, of total product revenue, for each of the twelve months ended December 31, 2015 and 2014. There were no sales of the SEVEN PLUS, during the twelve months ended December 31, 2015. Sales of the SEVEN PLUS represented less than 1% of our revenues for the twelve months ended December 31, 2014.
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
Research and Development. Research and development expense increased $68.1 million to $137.5 million for the twelve months ended December 31, 2015, compared to $69.4 million for the twelve months ended December 31, 2014. The increase was primarily due to the upfront fee related to Verily Collaboration Agreement costs, additional headcount and costs to support development of future products. Significant elements of the increase in research and development costs included $36.5 million in non-cash expense associated with the issuance of 404,591 shares in August 2015 in connection with the Verily Collaboration Agreement, $12.4 million in additional salaries, bonus and payroll related costs, and $11.5 million in additional share-based compensation costs driven by the higher grant date fair value of awards as a result of our increased stock price.
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

Liquidity and Capital Resources
We have incurred losses since our inception in May 1999. As of December 31, 2016, we had an accumulated deficit of $621.0 million and had working capital of $177.6 million. To date, we have funded our operations primarily through offerings of equity securities and debt, and the sales of our products. In June 2016, we entered into a $200.0 million Credit Agreement, including a subfacility of up to $10.0 million for letters of credit with JPMorgan Chase Bank and four other lenders. The revolving loans under the Credit Agreement will be available for general corporate purposes, including working capital and capital expenditures.
Our cash, cash equivalents and marketable securities totaled $123.7 million as of December 31, 2016. Our cash, cash equivalents, and marketable securities portfolio is primarily denominated in U.S. dollars and consists of investment grade, highly liquid securities of various holdings including obligations of U.S. government sponsored enterprises, commercial paper, corporate debt, and money market funds. The change in our cash, cash equivalents and marketable securities during the twelve months ended December 31, 2016 was due to the factors described in the “Cash Flow Summary” below.
Cash Flow Summary
The following table sets forth a summary of our cash flows for the periods indicated (in millions)

	Twelve Months Ended December 31,		Change
	2016	2015
Net cash provided by operating activities	$56.2	$49.0	$7.2
Net cash used in investing activities	$(55.9)	$(51.5)	$(4.4)
Net cash provided by financing activities	$8.1	$16.8	$(8.7)

As of December 31, 2016, we had $94.5 million of cash and cash equivalents compared to $86.1 million as of December 31, 2015, an increase of $8.4 million. The cash flows during the twelve months ended December 31, 2016 were related primarily to the following items:

Cash inflows:

•
Net cash provided by operations of $56.2 million comprised of net loss of $65.6 million, offset by $128.1 million for non-cash items primarily related to share-based compensation, changes in working capital balances of $6.3 million, depreciation and amortization;

•	Proceeds from issuance of common stock of $10.4 million.

Cash outflows:

•	Cash used of $0.5 million as a result of net purchases of marketable securities;

•	Capital expenditures of $55.7 million primarily related to purchase of manufacturing equipment, facility related build-outs and office equipment;

•	Repayments of debt of $2.3 million.

Net Cash Provided by Operating Activities. The increase in cash provided by operating activities was primarily due to an additional $18.1 million cash inflow from changes in operating assets and liabilities, and $28.1 million of additional non-cash share-based compensation, partially offset by $36.5 million in lower non-cash charges related to the issuance of 404,591 shares in August 2015 related to the Verily Collaboration Agreement, and a $8.0 million increase in net loss. The main drivers in the change in operating assets and liabilities included increases in inventory, accounts receivable, accounts payable, accrued payroll and other liabilities, all as a result of our growth.
Net Cash Used in Investing Activities. The change in cash used in investing activities was primarily due to $17.2 million net increase in cash as a result of marketable securities transactions, offset by the use of an additional $22.4 million to purchase equipment to support facility related build-outs, manufacturing equipment and information technology infrastructure.
Net Cash Provided by Financing Activities. The decrease in cash provided by financing activities was due to $8.7 million decrease in proceeds from the issuance of common stock pursuant to the exercise of then-outstanding stock options for the twelve months ended December 31, 2016 compared to the twelve months ended December 31, 2015.

Operating Capital and Capital Expenditure Requirements
We anticipate that we will continue to incur net losses as we incur expenses and expand the commercialization of our approved products domestically and internationally, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.
We believe that our cash, cash equivalents, marketable securities balances, projected cash contributions from our commercial operations and $200.0 million available under our Credit Agreement will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs through at least February 28, 2018. If our available cash, cash equivalents and marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products or new markets for our existing products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, we cannot guarantee that we will be successful in obtaining additional cash contributions from future partnership arrangements. Our ability to transition to, and maintain profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we are unable to obtain additional financing, we may be required to reduce planned increases in compensation related expenses or other operating expenses related to research, development, and commercialization activities, which could have an adverse impact on our ability to achieve our intended business objectives.
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
Contractual Obligations
We are party to various purchase arrangements related to components used in manufacturing and research and development activities. As of December 31, 2016, we had firm purchase commitments with certain vendors totaling approximately $39.0 million due within one year. There are no material purchase commitments due beyond one year.
We are party to various leasing arrangements primarily for office, manufacturing and warehouse space that expire at various times through March 2028. We have entered into the following new significant leasing arrangements during the twelve months ended December 31, 2016:

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
The following table summarizes our outstanding contractual obligations as of December 31, 2016 in future periods (in millions):

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years (1)
Operating leases	$63.8	$7.5	$20.7	$22.7	$12.9
Purchase commitments	39.0	39.0	—	—	—
Total	$102.8	$46.5	$20.7	$22.7	$12.9

Other
On May 2, 2016, we entered into that certain Standard Form of Agreement (the “Skanska Contract”) with Skanska USA Building Inc. (the “Contractor”), providing for construction and design services to build out our new manufacturing facility in the Mesa Building. The first phase of construction began in the second quarter of 2016 and is expected to be completed during 2018 at the earliest subject to FDA approval. The total expenditures under the Skanska Contract are currently anticipated to be approximately $30 million. As of December 31, 2016 we have paid $15.2 million under the Skanska Contract.
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
Revenue Recognition
We sell our durable systems and disposable units through a direct sales force in the United States and portions of Europe, and through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Asia, Latin America the Middle East and Africa. Components are individually priced and can be purchased separately or together. We receive payment directly from customers who use our products, as well as from distributors, organizations and third-party payors. Our durable system includes a reusable transmitter, a receiver, a power cord and a USB cable. Disposable sensors for use with the durable system are sold separately in packages of four. We provide free of charge software and mobile applications for use with our durable systems and disposable sensors. The initial durable system price is generally not dependent upon the subsequent purchase of any amount of disposable sensors.

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

We have entered into distribution agreements with Byram, Edgepark and other distributors that allow the distributors to sell our durable systems and disposable units. We have contracts with certain distributors who stock our products, and we refer to these distributors as Stocking Distributors, whereby the Stocking Distributors fulfill orders for our product from their inventory. We also have contracts with certain distributors that do not stock our products, but rather products are shipped directly to the customer by us on behalf of our distributor, and we refer to these distributors as Drop-Ship Distributors. Revenue is recognized based on contracted prices. Terms of distributor orders are generally FOB (or Free Carrier (“FCA”) shipping point for international orders). Distributors do not have rights of return per their distribution agreement outside of our standard warranty. The distributors typically have a limited time frame to notify us of any missing, damaged, defective or non-conforming products. For any such products, we shall either, at our option, replace the portion of defective or non-conforming product at no additional cost to the distributor or cancel the order and refund any portion of the price paid to us at that time for the sale in question. Shipping charges billed to customers are included in revenue while related costs are included as cost of sales.
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
We recorded $110.8 million, $82.7 million and $50.0 million in share-based compensation expense during the twelve months ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, unrecognized estimated compensation costs related to unvested restricted stock units totaled $158.2 million and are expected to be recognized through 2020.
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
During 2015, we recorded charges of approximately $2.0 million in cost of goods sold related to excess and obsolete inventory due to the approval and launch of our DexCom G4 PLATINUM with Share system. During 2016, we recorded charges of $3.5 million in cost of goods sold related to excess and obsolete receiver inventory primarily related to the February 23, 2016 customer notification regarding the audible alarms and alerts associated with our receivers which was classified as a voluntary Class 1 recall by the FDA.
Our products require customized products and components that currently are available from a limited number of sources. We purchase certain components and materials from single sources due to quality considerations, costs or constraints resulting from regulatory requirements.
Warranty Accrual

Estimated warranty costs associated with a product are recorded at the time of shipment. We estimate future warranty costs by analyzing historical warranty experience for the timing and amount of returned product, and expectations for future warranty activity based on changes and improvements to the product or process that are, or will be in place in the future. These estimates are evaluated on at least a quarterly basis to determine the continued appropriateness of such assumptions.
Recent Accounting Guidance
In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for Revenue from Contracts with Customers, to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five step process to achieve this core principle and it is possible when the five step process is applied, more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The updated standard permits the use of either the retrospective or modified retrospective transition method and is effective for us in our first quarter of fiscal 2018. The Company anticipates adopting this guidance using the modified retrospective transition method. The company has outlined all revenue generating activities, and is now assessing what impact the change in standard will have on those activities. The Company will continue to evaluate the future impact and method of adoption of ASU 2014 -09 and related amendments on the Consolidated Financial Statements and related disclosures throughout 2017.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”), which is intended to simplify several areas of accounting for share-based payment arrangements. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. We will prospectively adopt this standard beginning in the first quarter of 2017. We have excess tax benefits for which a benefit could not be previously recognized of approximately $161.0 million. Upon adoption the balance of the unrecognized excess tax benefits will be reversed with the impact recorded to (accumulated deficit) retained earnings, including any change to the valuation allowance as a result of the adoption. Due to the full valuation allowance on the U.S. deferred tax assets as of December 31, 2016, we do not expect any impact to the financial statements as a result of this adoption in the first quarter of 2017.
In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes - Intra-Entity Asset Transfer other than Inventory (Topic 740) ("ASU 2016-16), which would require the recognition of the tax expense from the sale of an asset other than inventory when the transfer occurs, rather than when the asset is sold to a third party or otherwise recovered through use. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning period of adoption. We are considering the impact the adoption of ASU 2016-16 may have on our consolidated financial statements.

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
Evaluation of Disclosure Controls and Procedures
Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and timely communicated to management, including our Chief Executive Officer and Chief Financial Officer, recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures. Based on their evaluation as of December 31, 2016, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date for this purpose.
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
Our management, with the participation of the Chief Executive and Chief Financial Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP an independent Public Registered Accounting firm, as stated in their report which is included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
DexCom, Inc.
We have audited DexCom, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). DexCom, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, DexCom, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DexCom, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of DexCom, Inc. and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
February 28, 2017

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

1. Financial Statements. The financial statements in Part II, Item 8 of this Annual Report are incorporated by reference.

2. Financial Statement Schedules.
For the three fiscal years ended December 31, 2016—Schedule II Valuation and Qualifying Accounts, the financial statements in Part II, Item 8 of this Annual Report are incorporated by reference.
Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Date of First Filing	Exhibit Number
3.01	Registrant’s Restated Certificate of Incorporation.	S-1/A	333-122454	March 3, 2005	3.03
3.02	Registrant’s Amended and Restated Bylaws.	8-K	000-51222	November 25, 2014	3.01
4.01	Form of Specimen Certificate for Registrant’s common stock.	S-1/A	333-122454	March 24, 2005	4.01
10.01	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.	S-1	333-122454	February 1, 2005	10.01
10.02	1999 Stock Option Plan and related agreements.*	S-1	333-122454	February 1, 2005	10.02
10.03	2005 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreements.*	S-1/A	000-51222	March 24, 2005	10.03
10.04	2005 Employee Stock Purchase Plan and form of subscription agreement.*	S-1/A	000-51222	March 24, 2005	10.04
10.05	Offer letter between DexCom, Inc. and Jorge Valdes dated October 16, 2005.*	10-K	000-51222	February 27, 2006	10.14
10.06	Office Lease Agreement, dated March 31, 2006, between DexCom, Inc. and Kilroy Realty, L.P.	8-K	000-51222	April 7, 2006	99.01
10.07	Offer letter between DexCom, Inc. and Steven R. Pacelli dated April 10, 2006.*	8-K	000-51222	April 13, 2006	99.01

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Date of First Filing	Exhibit Number
10.09	Amended and Restated Joint Development Agreement, dated January 12, 2009, between DexCom, Inc. and Animas Corporation.**	8-K/A	000-51222	January 28, 2009	10.1
10.10	OUS Commercialization Agreement, dated January 12, 2009, between DexCom, Inc. and Animas Corporation.**	8-K/A	000-51222	January 28, 2009	10.2
10.11	Form of Amended and Restated Executive Change of Control & Severance Agreement.*	10-K	000-51222	March 5, 2009	10.20
10.12	Amended and Restated Offer Letter Agreement dated December 19, 2008 between DexCom, Inc. and Terrance H. Gregg.*	10-K	000-51222	March 5, 2009	10.21
10.14	Non-Exclusive Distribution Agreement, between RGH Enterprises, Inc. and DexCom, Inc., dated April 30, 2008.**	10-Q	000-51222	August 3, 2009	10.23
10.15	Letter of Amendment of the Amended and Restated Joint Development Agreement, between Animas Corporation and DexCom, Inc., dated July 30, 2009.**	10-Q	000-51222	November 4, 2009	10.24
10.16	Amendment No. 1 to the Commercialization Agreements, between Animas Corporation and DexCom, Inc., dated July 30, 2009.**	10-Q	000-51222	November 4, 2009	10.25
10.17	Amended and Restated Development, Manufacturing, Licensing and Supply Agreement, between DSM PTG, Inc. and DexCom, Inc., dated February 19, 2010.**	10-K	000-51222	March 9, 2010	10.25
10.18	Form of Restricted Stock Unit Award Agreement.	10-Q	000-51222	May 5, 2010	10.26
10.19	First Amendment to Office Lease between DexCom, Inc. and Kilroy Realty, L.P., dated August 18, 2010.	10-Q	000-51222	November 4, 2010	10.27
10.20	2005 Equity Incentive Plan, as amended.*	10-Q	000-51222	May 3, 2011	10.25
10.21	Amendment Number One to Non-Exclusive Distribution Agreement, between RGH Enterprises, Inc. and DexCom, Inc., dated March 29, 2011.**	10-Q/A	000-51222	July 1, 2011	10.26
10.22	Amendment No. 2 to the OUS Commercialization Agreement, between Animas Corporation and DexCom, Inc., dated June 7, 2011.**	10-Q	000-51222	August 3, 2011	10.27
10.23	Offer letter between DexCom, Inc. and Kevin Sayer dated May 3, 2011.*	10-Q	000-51222	August 3, 2011	10.28
10.24	Research and Development Agreement, between Roche Diagnostics Operations, Inc. and DexCom, Inc. dated November 1, 2011.**	10-K	000-51222	February 23, 2012	10.26
10.25	Loan and Security Agreement by and among Silicon Valley Bank, Oxford Finance LLC, DexCom, Inc. and SweetSpot Diabetes Care, Inc. dated November 1, 2012.	10-K	000-51222	February 21, 2013	10.26

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Date of First Filing	Exhibit Number
10.26	Amendment Number Two to Non-Exclusive Distribution Agreement between RGH Enterprises, Inc. and DexCom, Inc., dated March 28, 2013.**	10-Q	000-51222	May 1, 2013	10.27
10.27	Amendment Number Three to Non-Exclusive Distribution Agreement between RGH Enterprises, Inc. and DexCom, Inc., dated December 4, 2013.**	10-K	000-51222	February 20, 2014	10.28
10.28	Non-Exclusive Distribution Agreement between Dexcom, Inc. and Diabetes Specialty Center, LLC dated October 12, 2009, as amended on September 30, 2010, October 11, 2011, November 14, 2012 and November 1, 2013.**	10-K	000-51222	February 20, 2014	10.29
10.29	First Amendment to Loan and Security Agreement by and among Silicon Valley Bank, Oxford Finance LLC, DexCom, Inc. and SweetSpot Diabetes Care, Inc. dated August 6, 2013.	10-Q	000-51222	March 31, 2014	10.30
10.30	Settlement and License Agreement by and among Abbott Diabetes Care, Inc. and DexCom, Inc., dated July 2, 2014.	10-Q	000-51222	August 6, 2014	10.31
10.31	Amendment No. 5 to Non-Exclusive Distribution Agreement between DexCom, Inc. and Diabetes Specialty Center, LLC, dated March 14, 2014.	10-Q	000-51222	August 6, 2014	10.32
10.32	Second Amendment to Office Lease between DexCom, Inc. and Kilroy Realty, L.P., dated October 1, 2014.	10-K	000-51222	February 25, 2015	10.32
10.33	2015 Equity Incentive Plan	DEF 14A	000-51222	April 13, 2015	Appendix A
10.34	Form of Restricted Stock Unit Award Agreement	8-K	000-51222	June 2, 2015	10.2
10.33	2015 Employee Stock Purchase Plan	DEF 14A	000-51222	April 13, 2015	Appendix A
10.34	Form of Subscription Agreement under 2015 Employee Stock Purchase Plan	8-K	000-51222	June 2, 2015	10.2
10.35	Collaboration and License Agreement between DexCom Inc., and Google Life Sciences, LLC dated August 10, 2015**	10-Q	000-51222	November 4, 2015	10.32
10.36	Sublease between DexCom, Inc. and Entropic Communications, LLC dated February 1, 2016.	10-Q	000-51222	April 27, 2016	10.36
10.37	Amended and Restated Non-Exclusive Distribution Agreement with Byram Healthcare dated February 1, 2016.**	10-Q	000-51222	April 27, 2016	10.37
10.38	Credit Agreement dated June 17, 2016 by and among DexCom, Inc., the Lenders, and JPMorgan Chase Bank, as Administrative Agent.**	10-Q	000-51222	August 2, 2016	10.38
10.39	Industrial Net Lease, Broadway dated April 28, 2016, by and between PRA/LB, L.L.C. and DexCom, Inc.	10-Q	000-51222	August 2, 2016	10.39
10.40	Standard Form of Agreement dated May 2, 2016, by and between DexCom, Inc. and Skanska USA Building Inc	10-Q	000-51222	August 2, 2016	10.40

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Date of First Filing	Exhibit Number
10.41	Amendment to Non-Exclusive Distribution Agreement dated April 30, 2016 by and between RGH Enterprises, Inc. d/b/a Cardinal Health at Home and DexCom, Inc. **	10-Q	000-51222	August 2, 2016	10.41
10.42	Amendment No. 1 to Collaboration and License Agreement dated October 25, 2016 by and between Verily Life Sciences LLC (formerly Google Life Sciences LLC)					X
10.43	Form of Indemnity Agreement					X
21.01	List of Subsidiaries.					X
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney. (See page 65 of this Form 10-K).					X
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Represents a management contract or compensatory plan.
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

DEXCOM, INC. (Registrant)

Dated: February 28, 2017	By:	/S/ JESS ROPER
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

Signature	Title	Date

/S/ KEVIN SAYER	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 28, 2017
Kevin Sayer

/S/ JESS ROPER	Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2017
Jess Roper

/S/ TERRANCE GREGG	Executive Chairman of the Board of Directors	February 28, 2017
Terrance Gregg

/S/ MARK FOLETTA	Lead Independent Director	February 28, 2017
Mark Foletta

/S/ STEVE ALTMAN	Director	February 28, 2017
Steve Altman

/S/ NICHOLAS AUGUSTINOS	Director	February 28, 2017
Nicholas Augustinos

/S/ BARBARA KAHN	Director	February 28, 2017
Barbara Kahn

/S/ JAY SKYLER	Director	February 28, 2017
Jay Skyler, M.D.

/S/ ERIC TOPOL	Director	February 28, 2017
Eric Topol, M.D.

DEXCOM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
DexCom, Inc.
We have audited the accompanying consolidated balance sheets of DexCom, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DexCom, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DexCom, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
February 28, 2017

DexCom, Inc.
Consolidated Balance Sheets
(In millions—except par value data)

	As of December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$94.5	$86.1
Short-term marketable securities, available-for-sale	29.2	29.1
Accounts receivable, net	101.7	74.1
Inventory	45.4	35.2
Prepaid and other current assets	9.2	6.8
Total current assets	280.0	231.3
Property and equipment, net	109.4	54.7
Intangible assets, net	0.2	2.2
Goodwill	11.3	3.7
Other assets	1.9	0.1
Total assets	$402.8	$292.0
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$68.1	$38.9
Accrued payroll and related expenses	33.4	24.9
Current portion of long-term debt	—	2.3
Current portion of deferred revenue	0.9	0.8
Total current liabilities	102.4	66.9
Other liabilities	16.6	3.9
Total liabilities	119.0	70.8
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 shares authorized; no shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.001 par value, 100.0 authorized; 84.9 and 84.6 issued and outstanding, respectively, at December 31, 2016; and 82.0 and 81.7 shares issued and outstanding, respectively, at December 31, 2015	0.1	0.1
Additional paid-in capital	905.7	776.8
Accumulated other comprehensive loss	(1.0)	(0.3)
Accumulated deficit	(621.0)	(555.4)
Total stockholders’ equity	283.8	221.2
Total liabilities and stockholders’ equity	$402.8	$292.0
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(In millions—except per share data)

	Years Ended December 31,
	2016	2015	2014
Product revenue	$573.3	$400.7	$257.1
Development grant and other revenue	—	1.3	2.1
Total revenue	573.3	402.0	259.2
Product cost of sales	194.9	123.6	82.3
Development and other cost of sales	—	—	0.6
Total cost of sales	194.9	123.6	82.9
Gross profit	378.4	278.4	176.3
Operating expenses
Research and development	156.1	137.5	69.4
Selling, general and administrative	286.2	198.0	128.4
Total operating expenses	442.3	335.5	197.8
Operating loss	(63.9)	(57.1)	(21.5)
Other expense	(0.7)	—	—
Interest income	0.4	—	—
Interest expense	(0.7)	(0.4)	(0.8)
Loss before income taxes	(64.9)	(57.5)	(22.3)
Income tax expense	0.7	0.1	0.1
Net loss	$(65.6)	$(57.6)	$(22.4)
Basic and diluted net loss per share	$(0.78)	$(0.72)	$(0.30)
Shares used to compute basic and diluted net loss per share	83.6	79.8	75.2
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Loss
(In millions)

	Years Ended December 31,
	2016	2015	2014
Net loss	$(65.6)	$(57.6)	$(22.4)
Unrealized gain (loss) on short-term available-for-sale marketable securities	—	—	—
Foreign currency translation gain (loss)	(0.7)	(0.2)	—
Comprehensive loss	$(66.3)	$(57.8)	$(22.4)
See accompanying notes

DexCom, Inc.

Consolidated Statements of Stockholders' Equity
(In millions)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2013	72.5	$0.1	$559.5	$(0.1)	$(475.4)	$84.1
Issuance of common stock under equity incentive plans	4.6	—	21.4	—	—	21.4
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	2.6	—	—	2.6
Issuance of common stock for contingent consideration settlement	0.1	—	4.0	—	—	4.0
Share-based compensation for employee stock option and award grants	—	—	50.5	—	—	50.5
Net loss	—	—	—	—	(22.4)	(22.4)
Balance at December 31, 2014	77.3	0.1	638.0	(0.1)	(497.8)	140.2
Issuance of common stock under equity incentive plans	3.9	—	15.3	—	—	15.3
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	3.8	—	—	3.8
Issuance of common stock related to Verily Collaboration Agreement	0.4	—	36.5	—	—	36.5
Share-based compensation for employee stock option and award grants	—	—	83.2	—	—	83.2
Net loss	—	—	—	—	(57.6)	(57.6)
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)
Balance at December 31, 2015	81.7	0.1	776.8	(0.3)	(555.4)	221.2
Issuance of common stock under equity incentive plans	2.7	—	4.4	—	—	4.4
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	6.0	—	—	6.0
Issuance of common stock in connection with acquisition	0.1	—	7.2	—	—	7.2
Share-based compensation for employee stock option and award grants	—	—	111.3	—	—	111.3
Net loss	—	—	—	—	(65.6)	(65.6)
Other comprehensive loss	—	—	—	(0.7)	—	(0.7)
Balance at December 31, 2016	84.6	$0.1	$905.7	$(1.0)	$(621.0)	$283.8

See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(65.6)	$(57.6)	$(22.4)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	15.0	10.8	8.4
Share-based compensation	110.8	82.7	50.0
Non-cash research and development charge through issuance of common stock	—	36.5	—
Impairment of intangible assets	1.3	—	0.2
Other non-cash expenses	1.0	1.0	0.2
Changes in operating assets and liabilities:
Accounts receivable, net	(27.2)	(31.7)	(16.3)
Inventory	(9.8)	(19.2)	(7.0)
Prepaid and other assets	(3.9)	(2.5)	(0.4)
Restricted cash	—	1.0	—
Accounts payable and accrued liabilities	21.1	17.8	8.3
Accrued payroll and related expenses	8.5	7.7	2.2
Deferred revenue	0.1	0.1	—
Deferred rent and other liabilities	4.9	2.4	0.4
Net cash provided by operating activities	56.2	49.0	23.6
Investing activities
Purchase of available-for-sale marketable securities	(39.2)	(45.2)	(13.8)
Proceeds from the maturity of available-for-sale marketable securities	38.7	27.5	13.2
Purchase of property and equipment	(55.7)	(33.3)	(16.2)
Acquisitions, net of cash acquired	0.3	(0.5)	—
Net cash used in investing activities	(55.9)	(51.5)	(16.8)
Financing activities
Net proceeds from issuance of common stock	10.4	19.1	24.0
Repayment of long-term debt	(2.3)	(2.3)	(2.2)
Net cash provided by financing activities	8.1	16.8	21.8
Increase in cash and cash equivalents	8.4	14.3	28.6
Cash and cash equivalents, beginning of period	86.1	71.8	43.2
Cash and cash equivalents, ending of period	$94.5	$86.1	$71.8
Supplemental disclosure of cash flow information
Issuance of common stock in connection with acquisition	$7.2	$—	$—
Acquisition-related holdback liability	$1.8	$—	$—
Assets acquired and financing obligation under build-to-suit leasing arrangement	$6.0	$—	$—
Cash paid during the year for interest	$0.1	$0.3	$0.4
Cash paid during the year for taxes	$0.1	$0.1	$—
Issuance of common stock in connection with contingent consideration settlement	$—	$—	$4.0
See accompanying notes

DexCom, Inc.
Notes to Consolidated Financial Statements
December 31, 2016
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
Basis of Presentation
We have incurred operating losses since our inception and have an accumulated deficit of $621.0 million at December 31, 2016. As of December 31, 2016, we had available cash, cash equivalents and short-term marketable securities totaling $123.7 million and working capital of $177.6 million. Our ability to transition to, and maintain, profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned increases in compensation expenses and other operating expenses needed to support the growth of our business which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources will be sufficient to fund our operations through at least February 28, 2018.
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
During the years ended 2016, 2015 and 2014, no individual country, outside the United States, generated revenue that represented more than 10% of our total revenue. Product revenue is designated based on the geographic location to which we deliver the product. Development grant and other revenue is attributed to countries based upon the location of the headquarters of our customer or their billing address. During fiscal years 2016, 2015 and 2014, total revenues attributable to the United States and outside of the United States were as follows (in millions, except percentages):

	Years Ended December 31,
	2016		2015		2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Revenues:
United States	$497.5	87%	$347.4	86%	$224.2	86%
Outside of the United States	75.8	13%	54.6	14%	35.0	14%
Total	$573.3	100%	$402.0	100%	$259.2	100%
Substantially all of our long-lived assets are located in the United States.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include excess or obsolete inventories, valuation of inventory, warranty accruals, clinical trial expenses, allowance for bad debt, refunds and rebates, including pharmacy rebates and share-based compensation expense.
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
Letters of Credit
At December 31, 2016 and 2015, we had irrevocable letters of credit outstanding with a commercial bank for approximately $4.3 million and $0.7 million, respectively, securing our facility leases. The letters of credit are secured by cash equivalents.
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

	December 31,
	2016	2015
Customer A	22%	23%
Customer B	14%	13%
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

Revenue Recognition
We sell our durable systems and disposable units through a direct sales force in the United States and portions of Europe, and through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Asia, Latin America the Middle East and Africa. Components are individually priced and can be purchased separately or together. We receive payment directly from customers who use our products, as well as from distributors, organizations and third-party payors. Our durable system includes a reusable transmitter, a receiver, a power cord and a USB cable. Disposable sensors for use with the durable system are sold separately in packages of four. We provide free of charge software and mobile applications for use with our durable systems and disposable sensors. The initial durable system price is generally not dependent upon the subsequent purchase of any amount of disposable sensors.
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
We have entered into distribution agreements with Byram, Edgepark and other distributors that allow the distributors to sell our durable systems and disposable units. We have contracts with certain distributors who stock our products, and we refer to these distributors as Stocking Distributors, whereby the Stocking Distributors fulfill orders for our product from their inventory. We also have contracts with certain distributors that do not stock our products, but rather products are shipped directly to the customer by us on behalf of our distributor, and we refer to these distributors as Drop-Ship Distributors. Revenue is recognized based on contracted prices. Terms of distributor orders are generally FOB (or Free Carrier (“FCA”) shipping point for international orders). Distributors do not have rights of return per their distribution agreement outside of our standard warranty. The distributors typically have a limited time frame to notify us of any missing, damaged, defective or non-conforming products. For any such products, we shall either, at our option, replace the portion of defective or non-conforming product at no additional cost to the distributor or cancel the order and refund any portion of the price paid to us at that time for the sale in question. Shipping charges billed to customers are included in revenue while related costs are included as cost of sales.
One of our distributors, Byram, accounted for $96.5 million, $74.1 million and $46.1 million in gross revenue, which represents 17%, 18% and 18% of our total revenues for the twelve months ended December 31, 2016, 2015 and 2014, respectively. Another one of our distributors, Edgepark, accounted for $63.7 million, $42.6 million and $28.1 million in gross revenue, which represents 11% of our total revenues for each of the twelve months ended December 31, 2016, 2015 and 2014, respectively.
Warranty Accrual
Estimated warranty costs associated with a product are recorded at the time of shipment. We estimate future warranty costs by analyzing historical warranty experience for the timing and amount of returned product, and expectations for future warranty activity based on changes and improvements to the product or process that are, or will be in place in the future. These estimates are evaluated on at least a quarterly basis to determine the continued appropriateness of such assumptions.

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
We file federal and state income tax returns in the United States and income tax returns in various other foreign jurisdictions with varying statutes of limitations. Due to net operating losses incurred, our income tax returns from inception to date are subject to examination by taxing authorities. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2016, we had no interest or penalties accrued for uncertain tax positions.
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

Recent Accounting Guidance
In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for Revenue from Contracts with Customers, to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five step process to achieve this core principle and it is possible when the five step process is applied, more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The updated standard permits the use of either the retrospective or modified retrospective transition method and is effective for us in our first quarter of fiscal 2018. The Company anticipates adopting this guidance using the modified retrospective transition method. The company has outlined all revenue generating activities, and is now assessing what impact the change in standard will have on those activities. The Company will continue to evaluate the future impact and method of adoption of ASU 2014 -09 and related amendments on the Consolidated Financial Statements and related disclosures throughout 2017.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”), which is intended to simplify several areas of accounting for share-based payment arrangements. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. We will prospectively adopt this standard beginning in the first quarter of 2017. We have excess tax benefits for which a benefit could not be previously recognized of approximately $161.0 million. Upon adoption the balance of the unrecognized excess tax benefits will be reversed with the impact recorded to (accumulated deficit) retained earnings, including any change to the valuation allowance as a result of the adoption. Due to the full valuation allowance on the U.S. deferred tax assets as of December 31, 2016, we do not expect any impact to the financial statements as a result of this adoption in the first quarter of 2017.
In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes - Intra-Entity Asset Transfer other than Inventory (Topic 740) ("ASU 2016-16), which would require the recognition of the tax expense from the sale of an asset other than inventory when the transfer occurs, rather than when the asset is sold to a third party or otherwise recovered through use. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning period of adoption. We are considering the impact the adoption of ASU 2016-16 may have on our consolidated financial statements.

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

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in millions):

	Years Ended December 31,
	2016	2015	2014
Options outstanding to purchase common stock	0.7	1.3	3.1
Unvested restricted stock units	3.7	4.1	4.2
Total	4.4	5.4	7.3

3. Financial Statement Details (in millions)
Short Term Marketable Securities, Available-for-Sale
Short term marketable securities, consisting solely of debt securities were as follows:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$22.2	$—	$—	$22.2
Corporate debt	3.8	—	—	3.8
Commercial paper	3.2	—	—	3.2
Total	$29.2	$—	$—	$29.2

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$22.1	$—	$—	$22.1
Corporate debt	4.9	—	—	4.9
Commercial paper	2.1	—	—	2.1
Total	$29.1	$—	$—	$29.1
As of December 31, 2016, the estimated market value of available-for-sale marketable securities with contractual maturities of up to one year and up to 17 months were $23.3 million and $5.9 million, respectively.
Accounts Receivable

	December 31,
	2016	2015
Accounts receivable	$114.3	$82.0
Less allowance for doubtful accounts, sales returns and discounts	(12.6)	(7.9)
Total	$101.7	$74.1
Inventory

	December 31,
	2016	2015
Raw materials	$20.1	$16.0
Work-in-process	2.3	2.6
Finished goods	23.0	16.6
Total	$45.4	$35.2
During 2015, we recorded charges of approximately $2.0 million in cost of goods sold related to excess and obsolete inventory due to the approval and launch of our DexCom G4 PLATINUM with Share System. During 2016, we recorded charges of $3.5 million in cost of goods sold related to excess and obsolete receiver inventory primarily related to the February 23, 2016 customer notification regarding the audible alarms and alerts associated with our receivers which was classified as a voluntary Class 1 recall by the FDA.
Property and Equipment

	December 31,
	2016	2015
Building (1)	$6.0	$—
Furniture and fixtures (2)	5.8	3.7
Computer equipment (2)	22.7	20.3
Machinery and equipment (2)	31.4	25.6
Leasehold improvements (2)	25.6	20.7
Construction in progress (2) (3)	65.1	22.6
Total	156.6	92.9
Accumulated depreciation and amortization	(47.2)	(38.2)
Property and equipment, net	$109.4	$54.7
(1) As described in Footnote 4 “Commitments and Contingencies,” although we do not legally own these premises, we are deemed the owner of the construction project during the construction period of our new manufacturing facility in Mesa, Arizona under a build-to suit lease arrangement.
(2) Construction in progress balances as of December 31, 2015 have been reclassified to conform to current year presentation.
(3) Construction in progress as of December 31, 2016 include approximately $24.8 million related to our new manufacturing facility in Mesa, Arizona with the remaining balance as of December 31, 2016 and the balance as of December 31, 2015 primarily related to machinery and equipment.
Property and equipment, net included accrued expenditures of $10.5 million and $2.9 million for the years ended December 31, 2016 and December 31, 2015, respectively, which were excluded from the consolidated statements of cash flows.
Depreciation expense related to property and equipment for the twelve months ended December 31, 2016, 2015, and 2014 was $14.4 million, $10.2 million, and $7.8 million, respectively.

Goodwill and Intangible Assets
Goodwill and intangible assets as of December 31, 2016 consisted of the following (in millions, except months):

	Weighted-Average Amortization Period (in months)	Gross Amount	Accumulated Amortization	Intangible Assets, net
Intangible assets subject to amortization
In-process research and development (1)	51	$0.2	$(0.1)	$0.1
Intangible assets not subject to amortization
Trademarks and trade names				0.1
Goodwill				11.3
Total				$11.4
(1) The In-process research and development intangible assets were placed in service in September 2015 will be amortized through November 2019.
Goodwill and intangible assets as of December 31, 2015 consisted of the following (in millions, except months):

	Weighted-Average Amortization Period (in months)	Gross Amount	Accumulated Amortization	Intangible Assets, net
Intangible assets subject to amortization
Developed technology	109	$3.2	$(1.5)	$1.7
Customer-related intangible	70	0.6	(0.4)	0.2
Covenants not-to-compete	70	0.2	(0.1)	0.1
In-process research and development	51	0.2	(0.1)	0.1
Total		$4.2	$(2.1)	$2.1
Intangible assets not subject to amortization
Trademarks and trade names				0.1
Goodwill				3.7
Total				$3.8
Total expense related to amortization of intangible assets for the twelve months ended December 31, 2016, 2015, and 2014 was $0.7 million, $0.5 million, and $0.6 million, respectively.
The change in goodwill for the twelve months ended December 31, 2016 compared to December 31, 2015 was primarily due to the acquisition of Nintamed, our distributor in Germany, Switzerland and Austria, based on our purchase price allocation. The acquisition is part of our strategy to expand our international operations. In connection with the acquisition, we issued 110,993 shares of our common stock with an aggregate value of $7.2 million as of May 2, 2016 and recorded a $1.8 million holdback liability within “Other Liabilities” in the Consolidated Balance Sheets, which represents a portion of the purchase price withheld and payable in May 2018, in either cash or common stock at our election, to the extent that certain breaches of the representations and warranties have not occurred.
Accounts Payable and Accrued Liabilities

	December 31,
	2016	2015
Accounts payable trade	$24.5	$19.0
Accrued tax, audit, and legal fees	4.5	2.1
Clinical trials	1.1	0.7
Accrued rebates	8.2	4.0
Accrued warranty	9.8	3.3
Accrued other	20.0	9.8
Total	$68.1	$38.9
Accrued Payroll and Related Expenses

	December 31,
	2016	2015
Accrued paid time off	$6.4	$4.4
Accrued wages, bonus and taxes	24.5	18.4
Other accrued employee benefits	2.5	2.1
Total	$33.4	$24.9

Accrued Warranty
Warranty costs are reflected in the consolidated statements of operations as product cost of sales. A reconciliation of our accrued warranty costs for the twelve months ended December 31, 2016 and 2015 were as follows:

	Years Ended December 31,
	2016	2015
Beginning balance	$3.3	$1.3
Charges to costs and expenses	25.0	9.0
Costs incurred	(18.5)	(7.0)
Ending balance	$9.8	$3.3

4. Commitments and Contingencies
Revolving Credit Agreement
In June 2016, we entered into a $200.0 million revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, NA, as administrative agent, Bank of America, Silicon Valley Bank and Union Bank. In addition to allowing borrowings in US dollars, the Credit Agreement provides a $25.0 million sublimit for borrowings in Canadian Dollars, Euros, British Pounds, Swedish Krona, Japanese Yen and any other currency that is subsequently approved by JPMorgan Chase and each lender. The Credit Agreement also provides a sub-facility of up to $10.0 million for letters of credit. The interest rate under the Credit Agreement ranges from 0.75% to 2.75% plus our choice of one of two base rates, LIBOR or a rate based on the publicly announced JPMorgan Chase prime rate, the federal funds rate or the overnight bank funding rate. We will also pay a commitment fee of between 0.25% and 0.45%, payable quarterly in arrears, on the average daily unused amount of the revolving facility based on our leverage ratio. The aggregate debt issuance costs and fees incurred with respect to entering into the Credit Agreement were $0.7 million, which have been capitalized on our Consolidated Balance Sheet within “Other Assets” and will be amortized through the maturity date of June 2021 on a straight line basis. As of December 31, 2016 we had no outstanding borrowings under the Credit Agreement. The obligations of DexCom under the Credit Agreement are guaranteed by DexCom’s existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of DexCom and the guarantors, including all or a portion of the equity interests of DexCom’s domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge).
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

Leases
Under the office lease agreement, as amended (the “Office Lease”), with John Hancock Life Insurance Company (U.S.A.) (the “Landlord”) we lease approximately 219,000 square feet of space in the buildings at 6340 Sequence Drive, 6310 Sequence Drive and 6290 Sequence Drive. The amended Office Lease term extends through March 2022 and we have an option to renew the lease upon the expiration of the initial term for two additional five-year terms by giving notice to the Landlord prior to the end of the initial term of the lease and any extension period, if applicable. Provided we are not in default under the Office Lease and the Office Lease is still in effect, we generally have the right to terminate the lease starting at the 55th month of the Office Lease. We have received $3.6 million of tenant improvement allowance associated with the Office Lease, which is recorded as a deferred rent obligation and amortized over the term of the lease and reflected as a reduction to rent expense. Leasehold improvements associated with the tenant improvement allowance are included in Property and equipment, net in our consolidated balance sheets. On February 1, 2016, we entered into a Sublease (the “Sublease”) with Entropic Communications, LLC with respect to the building at 6350 Sequence Drive in San Diego, California (the “6350 Building”). Under the Sublease, we have leased approximately 132,600 square feet of space in the 6350 Building. The Sublease term extends through January 2022.
On April 28, 2016, we entered into a certain Industrial Net Lease (the “Mesa Lease”) with PRA/LB, L.L.C. with respect to facilities in the building at 232 South Dobson Road in Mesa, Arizona (the “Mesa Building"). Under the Mesa Lease, we have leased approximately 148,797 square feet of space in the Mesa Building, of which approximately 78,000 square feet was available to us on May 1, 2016 and the remaining portion of the Mesa Building will become available to us on or around January 1, 2018. The term of the Mesa Lease extends through March 2028 with four options to extend the Mesa Lease term, each for five-year periods. The Mesa Lease arrangement involves the construction of our new manufacturing facility where we are involved in the design and construction of the leased space, including non-standard tenant improvements paid for by us. This arrangement is referred to as a build-to suit lease and for accounting purposes, we are considered the owner of the construction project during the construction period. During the second quarter of 2016, we capitalized the fair value of the Mesa Building of $6.0 million within “Property and Equipment, net,” and recorded a corresponding financing lease obligation liability of $6.0 million within “Other Liabilities” in the Consolidated Balance Sheet. At the conclusion of the construction period we will evaluate the Mesa Lease to determine whether or not it meets the criteria for “sale-leaseback” treatment.
We have also entered into other operating lease agreements, primarily for office and warehouse space, that expire at various times through July 2026. These facility leases have annual rental increases ranging from approximately 2.5% to 4%. The difference between the straight-line expense over the term of the lease and actual amounts paid are recorded as deferred rent.
Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances, under all lease agreements as of December 31, 2016 were as follows (in millions):

Fiscal Year Ending
2017	$7.5
2018	9.9
2019	10.8
2020	11.2
2021	11.5
Thereafter	12.9
Total	$63.8
Total rent expense for the twelve months ended December 31, 2016, 2015 and 2014 was $9.0 million, $5.6 million and $3.6 million, respectively.

Litigation
On March 28, 2016, AgaMatrix, Inc. filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix. On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board of the United States Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under the U.S. patent law. It is our position that AgaMatrix’s assertions of infringement have no merit. On August 6, 2016, we filed a patent infringement lawsuit in the United States Central District Court of California, asserting certain AgaMatrix products infringed a patent held by us. On September 30, 2016 we filed a First Amended Complaint asserting the same patent. We believe certain AgaMatrix single-point blood glucose monitoring products infringe the asserted patent. Neither the outcome of the litigation nor the amount and range of potential awards or fees associated with the litigation can be assessed at this time. As of December 31, 2016, no amounts have been accrued in respect of this litigation.
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
Purchase Commitments
We are party to various purchase arrangements related to our manufacturing and development activities including materials used in our CGM systems. As of December 31, 2016, we had purchase commitments with vendors totaling $39.0 million due within one year. There are no material purchase commitments due beyond one year.
Other
On May 2, 2016, we entered into a Standard Form of Agreement (the “Skanska Contract”) with Skanska USA Building Inc. (the “Contractor”), providing for construction and design services to build out our new manufacturing facility in the Mesa Building. The first phase of construction began in the second quarter of 2016. The total expenditures under the Skanska Contract are currently anticipated to be approximately $30 million. As of December 31, 2016 we have paid $15.2 million under the Skanska Contract.

5. Development and Other Agreements
Collaboration with Google Life Sciences
On August 10, 2015, we entered into a Collaboration and License Agreement (the “Verily Collaboration Agreement”) with Google Life Sciences LLC, now renamed Verily Life Sciences (“Verily”). Pursuant to the Verily Collaboration Agreement, we and Verily have agreed to jointly develop a series of next-generation CGM products. The Verily Collaboration Agreement provides us with an exclusive license to use certain intellectual property of Verily related to the development, manufacture and commercialization of the products contemplated under the Verily Collaboration Agreement. The Verily Collaboration Agreement provides for the establishment of a joint steering committee, joint development committee and joint commercialization committee to oversee and coordinate the parties’ activities under the collaboration. We and Verily have agreed to make committee decisions by consensus. Certain aspects of this collaboration were clarified and amended on October 25, 2016.
Under the terms of Verily Collaboration Agreement we paid an upfront fee of $35.0 million through the issuance of 404,591 shares of our common stock. We recorded $36.5 million in research and development expense in our consolidated statement of operations during 2015 related to the issuance of the 404,591 shares of our common stock, based on our stock price of $90.29 per share as of the date of Verily Collaboration Agreement. In addition, we will pay Verily up to $65.0 million in additional milestones upon achievement of various development and regulatory objectives, which payments may be paid in cash or shares of our common stock at our sole election, calculated based on the volume weighted average trading price during a period of twenty consecutive trading days ending on the trading day prior to the date on which the applicable objective has been achieved.
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
In September 2015, we received a final $1.0 million milestone payment related to the regulatory approval of Tandem's CGM enabled insulin pump, which was recognized in development grant and other revenue for the twelve months ended December 31, 2015. Under the terms of the Tandem Agreement, we are entitled to receive up to $1.0 million to offset certain development, clinical and regulatory expenses.
In September 2015, the Tandem Agreement was amended to eliminate Tandem’s obligation to pay DexCom a royalty of $100 for each Tandem t:slim G4 integrated pump system sold and instead to reallocate $100 for each Tandem t:slim G4 integrated pump system sold to incremental marketing activities for such pump systems, or marketing activities to support other jointly funded development projects.

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
The following table represents our fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of December 31, 2016 (in millions):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$32.3	$—	$32.3
Marketable securities, available for sale
U.S. government agencies	—	22.2	—	22.2
Corporate debt	—	3.8	—	3.8
Commercial paper	—	3.2	—	3.2
Total marketable securities, available for sale	$—	$29.2	$—	$29.2

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
There were no transfers between Level 1 and Level 2 securities during the years ended December 31, 2016 and December 31, 2015.

7. Income Taxes
Income (Loss) before income taxes subject to taxes in the following jurisdictions:

	December 31,
	2016	2015	2014
United States	$(44.4)	$(57.8)	$(22.5)
Outside of the United States	(20.5)	0.3	0.2
Total	$(64.9)	$(57.5)	$(22.3)
Significant components of the provision for income taxes are as follows:

	December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	0.1	0.1	0.1
Foreign	0.8	—	—
Total current income taxes	0.9	0.1	0.1
Deferred:
Federal	(0.1)	—	—
State	—	—	—
Foreign	(0.1)	—	—
Total deferred income taxes	(0.2)	—	—
Total	$0.7	$0.1	$0.1
At December 31, 2016, we had federal, state, and foreign tax net operating loss carryforwards of approximately $755.6 million, $448.6 million, and $18.1 million respectively. The federal and state tax loss carryforwards will begin to expire in 2019 and 2017, respectively, unless previously utilized. California net operating loss carryforwards of $14.2 million and $20.7 million will expire in 2017 and 2028, respectively. California net operating loss carryforwards of $306.5 million will expire from 2029 through 2036. Other state net operating loss carryforwards of $107.2 million will begin to expire in 2020. The foreign net operating losses carry forward indefinitely.
We also had federal and state research and development tax credit carryforwards of approximately $22.9 million and $24.2 million, respectively. The federal research and development tax credit will begin to expire in 2020, unless previously utilized. The state research and development tax credit will carryforward indefinitely until utilized.
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
Significant components of our deferred tax assets as of December 31, 2016 and 2015 are shown below (in millions). A valuation allowance of approximately $193.4 million has been established as of December 31, 2016 to offset the deferred tax assets, as realization of such assets is uncertain.

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$101.9	$127.6
Capitalized research and development expenses	14.3	17.0
Tax credits	30.7	19.1
Share-based compensation	24.9	20.8
Accrued liabilities and reserves	26.0	13.9
Total gross deferred tax assets	197.8	198.4
Less: valuation allowance	(193.4)	(196.4)
Deferred tax liability:
Fixed assets and acquired intangibles assets	(4.3)	(2.1)
Net deferred tax asset (liability)	$0.1	$(0.1)
We recognize windfall tax benefits associated with the exercise of share-based compensation directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. At December 31, 2016, deferred tax assets do not include $161.0 million of excess tax benefits from share-based compensation.
As discussed in Note 1, we will prospectively adopt ASU 2016-19 beginning in the first quarter of 2017. Upon adoption, $161.0 million of excess tax benefits will be included in deferred tax assets, with an offsetting valuation allowance.
The reconciliation between our effective tax rate on income (loss) from continuing operations and the statutory rate is as follows:

	December 31,
	2016	2015	2014
Income taxes at statutory rates	$(22.7)	$(20.1)	$(7.9)
State income tax, net of federal benefit	1.2	(1.0)	0.4
Permanent items	0.8	0.3	0.2
Research and development credits	(11.7)	(10.0)	(1.7)
Foreign rate differential	4.5	—	—
Stock and officers compensation	4.0	3.1	3.6
Rate change	(0.1)	0.2	0.3
Unrecognized tax benefits	27.7	—	—
Other	—	0.2	0.9
Change in valuation allowance	(3.0)	27.4	4.3
Income taxes at effective rates	$0.7	$0.1	$0.1

The following table summarizes the activity related to our gross unrecognized tax benefits (in millions):

Balance at January 1, 2014	$6.2
Increases related to current year tax positions	1.4
Balance at December 31, 2014	7.6
Increases related to prior year tax positions	2.6
Increases related to current year tax positions	5.4
Balance at December 31, 2015	15.6
Decreases related to prior year tax positions	(8.4)
Increases related to current year tax positions	32.6
Balance at December 31, 2016	$39.8
Due to the valuation allowance recorded against our deferred tax assets, none of the total unrecognized tax benefits as of December 31, 2016 would reduce our annual effective tax rate if recognized. Interest and penalties are classified as a component of income tax expense and were not material for all the periods presented. Due to net operating losses incurred, tax years from 1999 and forward for federal and state purposes and foreign jurisdictions from 2016 and forward remain open to examination by the major taxing jurisdictions to which we are subject. We do not expect any changes to our unrecognized tax benefits over the next twelve months.
We intend to indefinitely reinvest all current accumulated earnings and profits related to our foreign subsidiaries to ensure working capital to support and expand existing operations outside of the United States. Accordingly, no U.S. income taxes have been provided on $0.4 million of undistributed earnings of our foreign subsidiaries, as we currently intend to indefinitely reinvest these earnings in our foreign operations as of December 31, 2016. The amount of unrecognized deferred U.S. income tax liability related to these earnings is not material.
8. Employee Benefit Plans
401(k) Plan
We have a defined contribution 401(k) retirement plan (the “401(k) Plan”) covering substantially all employees in the United States that meet certain age requirements. Employees may contribute up to 90% of their compensation per year (subject to a maximum limit by federal tax law). Under the 401(k) Plan, we may elect to match a discretionary percentage of contributions. No such matching contributions have been made to the 401(k) Plan since its inception.
Employee Stock Purchase Plan, or ESPP
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
During the twelve months ended December 31, 2016, we issued 99,192 shares of common stock under the 2015 ESPP. We issued 8,539, 115,848 and 135,057 shares of common stock under the 2005 ESPP during the years ended 2016, 2015 and 2014, respectively.

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
A summary of our stock option activity, and related information for the year ended December 31, 2016 is as follows (in millions except weighted-average exercise price and weighted-average remaining contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1.3	$7.56
Exercised	(0.6)	7.76
Forfeited	—	—
Outstanding at December 31, 2016	0.7	$7.40	1.98	$37.0
Exercisable at December 31, 2016	0.7	$7.40	1.98	$37.0
The total intrinsic value of options exercised as of the date of exercise and total fair value of options vested was as follows (in millions):

	Years Ended December 31,
	2016	2015	2014
Intrinsic value of options exercised	$39.9	$125.8	$99.0
Fair value of options vested	$—	$—	$0.4
We define in-the-money options at December 31, 2016 as options that had exercise prices that were lower than the $59.70 closing market price of our common stock at that date. There were 0.7 million in-the-money options exercisable at December 31, 2016. The aggregate intrinsic value of options outstanding at December 31, 2016 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 0.7 million options that were in-the-money at that date.
Valuation and expense information
The following table summarizes share-based compensation expense related to employee stock options, restricted stock units and employee stock purchases for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Years Ended December 31,
	2016	2015	2014
Cost of sales	$12.0	$8.1	$4.5
Research and development	39.8	28.5	17.0
Selling, general and administrative	59.0	46.1	28.5
Share-based compensation expense included in net loss	$110.8	$82.7	$50.0
At December 31, 2016, unrecognized estimated compensation costs related to unvested restricted stock units totaled $158.2 million and are expected to be recognized through 2020.
We estimate the fair value of each option grant and ESPP purchase rights on the date of grant using the Black-Scholes option pricing model with the below assumptions. We did not have any option grants during the years ended 2016, 2015 and 2014.

ESPP:

	Years Ended December 31,
	2016	2015	2014
Risk free interest rate	0.46 – 0.57	0.15 – 0.25	0.10 – 0.12
Dividend yield	—%	—%	—%
Expected volatility of the Company’s stock	0.33 – 0.57	0.30 – 0.44	0.41 – 0.50
Expected life (in years)	1	1	1
Restricted Stock Units (RSUs)
RSU awards typically vest annually over three or four years, and vesting is subject to continued employment. The RSUs had a weighted-average grant date fair value of $68.16, $63.63 and $46.19 per share for the years ended December 31, 2016, 2015 and 2014, respectively. The total fair value of RSUs vested was $95.8 million, $60.0 million and $27.0 million for the years ended 2016, 2015 and 2014, respectively.
The following table sets forth a summary of our RSU activity as of and for the year ended December 31, 2016 (in millions except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at December 31, 2015	4.1	$50.60
Granted	1.9	68.16
Vested	(2.1)	44.95
Forfeited	(0.2)	56.37
Nonvested at December 31, 2016	3.7	$62.51	$218.6
Reserved Shares
We have reserved shares of common stock for future issuance as follows (in millions):

	December 31,
	2016	2015
Stock options and awards under our plans:
Stock options granted and outstanding	0.7	1.3
Unvested restricted stock units	3.7	4.1
Reserved for future grant	2.0	3.7
Employee Stock Purchase Plan	1.4	1.5
Total	7.8	10.6

9. Quarterly Financial Information (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2016 and 2015 (in millions except per share data):

	For the Three Months Ended
	December 31	September 30	June 30	March 31
Year ended December 31, 2016
Revenues	$171.2	$148.6	$137.3	$116.2
Gross profit	116.7	101.1	85.5	75.1
Total operating expenses	122.8	119.6	105.6	94.3
Net loss	(7.4)	(18.8)	(20.2)	(19.2)
Basic and diluted net loss per share (a)	$(0.09)	$(0.22)	$(0.24)	$(0.23)
Year ended December 31, 2015
Revenues	$130.8	$105.2	$93.2	$72.8
Gross profit	91.2	74.7	66.0	46.5
Total operating expenses	89.6	117.1	69.6	59.2
Net income (loss)	1.5	(42.5)	(3.7)	(12.9)
Basic and diluted net income (loss) per share (a)	$0.02	$(0.53)	$(0.05)	$(0.17)
(a) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2016, 2015 and 2014
(in millions)

Allowance for doubtful accounts
Balance December 31, 2013	$2.6
Provision for doubtful accounts	4.0
Write-off and adjustments	(2.6)
Recoveries	0.3
Balance December 31, 2014	$4.3

Allowance for doubtful accounts
Balance December 31, 2014	$4.3
Provision for doubtful accounts	7.8
Write-off and adjustments	(4.5)
Recoveries	0.2
Balance December 31, 2015	$7.8

Allowance for doubtful accounts
Balance December 31, 2015	$7.8
Provision for doubtful accounts	9.5
Write-off and adjustments	(5.6)
Recoveries	0.7
Balance December 31, 2016	$12.4