Form 10-Q
period 2017-03-31
DEXCOM INC
filed 2017-05-02
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Registrant’s Telephone Number, including area code: (858) 200-0200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2017, 86,369,677 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Consolidated Balance Sheets
(In millions—except par value data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$153.5	$94.5
Short-term marketable securities, available-for-sale	27.6	29.2
Accounts receivable, net	85.9	101.7
Inventory	46.5	45.4
Prepaid and other current assets	17.0	9.2
Total current assets	330.5	280.0
Property and equipment, net	123.4	109.4
Goodwill	11.4	11.3
Other assets	1.9	2.1
Total assets	$467.2	$402.8
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$65.4	$68.1
Accrued payroll and related expenses	30.1	33.4
Short-term borrowings	75.0	—
Current portion of deferred revenue	1.2	0.9
Total current liabilities	171.7	102.4
Other liabilities	17.7	16.6
Total liabilities	189.4	119.0
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 shares authorized; no shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value, 100.0 authorized; 86.6 and 86.3 issued and outstanding, respectively, at March 31, 2017; and 84.9 and 84.6 shares issued and outstanding, respectively, at December 31, 2016	0.1	0.1
Additional paid-in capital	942.3	905.7
Accumulated other comprehensive loss	(1.3)	(1.0)
Accumulated deficit	(663.3)	(621.0)
Total stockholders’ equity	277.8	283.8
Total liabilities and stockholders’ equity	$467.2	$402.8
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(In millions—except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues	$142.3	$116.2
Cost of sales	48.2	41.1
Gross profit	94.1	75.1
Operating expenses
Research and development	48.1	32.2
Selling, general and administrative	86.4	62.1
Total operating expenses	134.5	94.3
Operating loss	(40.4)	(19.2)
Other income	0.4	—
Interest income	0.2	0.1
Interest expense	(0.5)	(0.1)
Loss before income taxes	(40.3)	(19.2)
Income tax expense	1.4	—
Net loss	$(41.7)	$(19.2)
Basic and diluted net loss per share	$(0.49)	$(0.23)
Shares used to compute basic and diluted net loss per share	85.2	82.1
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Loss
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(41.7)	$(19.2)
Unrealized gain (loss) on short-term available-for-sale marketable securities	—	—
Foreign currency translation loss	(0.3)	—
Comprehensive loss	$(42.0)	$(19.2)
See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating activities
Net loss	$(41.7)	$(19.2)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	3.7	3.4
Share-based compensation	30.6	25.1
Other non-cash expenses	0.4	0.1
Changes in operating assets and liabilities:
Accounts receivable, net	15.8	6.8
Inventory	(1.0)	(10.9)
Prepaid and other assets	(7.7)	(1.0)
Accounts payable and accrued liabilities	2.1	3.7
Accrued payroll and related expenses	(3.3)	(8.2)
Deferred revenue	0.2	(0.2)
Deferred rent and other liabilities	1.2	0.2
Net cash provided by (used in) operating activities	0.3	(0.2)
Investing activities
Purchase of available-for-sale marketable securities	(7.4)	(10.8)
Proceeds from the maturity of available-for-sale marketable securities	8.9	11.1
Purchase of property and equipment	(22.9)	(11.5)
Net cash used in investing activities	(21.4)	(11.2)
Financing activities
Net proceeds from issuance of common stock	5.3	3.8
Proceeds from short-term borrowings	75.0	—
Repayment of long-term debt	—	(0.6)
Net cash provided by financing activities	80.3	3.2
Effect of exchange rate changes on cash and cash equivalents	(0.2)	—
Increase in cash and cash equivalents	59.0	(8.2)
Cash and cash equivalents, beginning of period	94.5	86.1
Cash and cash equivalents, end of period	$153.5	$77.9
Supplemental disclosure of non-cash investing and financing transactions:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$5.6	$5.7
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
Basis of Presentation
We have incurred operating losses since our inception and have an accumulated deficit of $663.3 million at March 31, 2017. As of March 31, 2017, we had available cash, cash equivalents and marketable securities totaling $181.1 million and working capital of $158.8 million. Our ability to transition to, and maintain, profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned increases in compensation expenses and other operating expenses needed to support the growth of our business which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources will be sufficient to fund our operations through at least March 31, 2018.
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2016 included in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission on February 28, 2017.
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
We sell our products through a direct sales force in the United States, Canada and portions of Europe, and through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Asia, Latin America, the Middle East and Africa. DexCom, Inc. is domiciled in the United States.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include excess or obsolete inventories, valuation of inventory, warranty accruals, employee bonus, clinical trial expenses, allowance for bad debt and refunds and rebates, including pharmacy rebates.

Share-Based Compensation
Share-based compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized ratably over the requisite service period of the individual grants, which typically equals the vesting period. Shared-based compensation arrangements include Restricted Stock Units (“RSUs”) and purchases of common stock at a discount under our Employee Stock Purchase Plan, or ESPP. We estimate the fair value of RSUs based on the market price of our common stock on the date of grant and the fair value of ESPP purchase rights on the date of grant using the Black-Scholes option pricing model.
As discussed below under "Recent Accounting Guidance", we adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”) in the first quarter of 2017 and elected to account for forfeitures as they occur with the change applied on a modified retrospective basis with a cumulative effect adjustment to accumulated deficit of $0.6 million. Prior to the adoption of this accounting standard we estimated at grant the likelihood that the award will ultimately vest (the “pre-vesting forfeiture rate”), and revised the estimate, if necessary, in future periods if the actual forfeiture rate differed. We used our historical data and company-specific events to estimate pre-vesting forfeitures and recorded stock-based compensation expense only for those awards that were expected to vest.
We recorded $30.6 million in share-based compensation expense during the three months ended March 31, 2017, compared to $25.1 million during the three months ended March 31, 2016. At March 31, 2017, unrecognized estimated compensation costs related to unvested restricted stock units totaled $200.2 million and is expected to be recognized through 2020.
Revenue Recognition
We sell our durable systems and disposable units through a direct sales force in the United States, Canada and portions of Europe, and through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Asia, Latin America, the Middle East, and Africa. Components are individually priced and can be purchased separately or together. We receive payment directly from customers who use our products, as well as from distributors, organizations and third-party payors. Our durable system includes a reusable transmitter, a receiver, a power cord and a USB cable. Disposable sensors for use with the durable system are sold separately in packages of four. We provide free of charge software and mobile applications for use with our durable systems and disposable sensors. The initial durable system price is generally not dependent upon the subsequent purchase of any amount of disposable sensors.
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
We have entered into distribution agreements with Byram Healthcare and its subsidiaries (“Byram”), RGH Enterprises (“Edgepark”) and other distributors that allow the distributors to sell our durable systems and disposable units. The majority of our distributors stock our products, and we refer to these distributors as Stocking Distributors, whereby the Stocking Distributors fulfill orders for our product from their inventory. We also have contracts with certain distributors that do not stock our products, but rather products are shipped directly to the customer by us on behalf of our distributor, and we refer to these distributors as Drop-Ship Distributors. Revenue is recognized based on contracted prices. Terms of distributor orders are generally Freight on Board (or Free Carrier (“FCA”) shipping point for international orders). Distributors do not have rights of return per their distribution agreement outside of our standard warranty. The distributors typically have a limited time frame to notify us of any missing, damaged, defective or non-conforming products. For any such products, we shall either, at our option, replace the portion of defective or non-conforming product at no additional cost to the distributor or cancel the order and refund any portion of the price paid to us at that time for the sale in question. Shipping charges billed to customers are included in revenue while related costs are included as cost of sales.
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
Property and Equipment
Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets, generally three years for computer equipment, four to ten years for machinery and equipment, and five years for furniture and fixtures, using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the remaining lease term.
Goodwill
We test goodwill for impairment on an annual basis. Also, between annual tests we test for impairment if events and circumstances indicate it is more likely than not that the fair value is less than the carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business and an adverse action or assessment by a regulator. The change in goodwill for the three months ended March 31, 2017 represents translation adjustments on our foreign currency denominated goodwill related to the acquisition of Nintamed, our distributor in Germany, Switzerland and Austria.
Recent Accounting Guidance
In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for Revenue from Contracts with Customers, to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five step process to achieve this core principle and it is possible when the five step process is applied, more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The updated standard permits the use of either the retrospective or modified retrospective transition method and is effective for us in our first quarter of 2018. We currently anticipate adopting this guidance using the modified retrospective transition method. We have outlined all revenue generating activities, and are now assessing what impact the change in standard will have on those activities. We will continue to evaluate the future impact and method of adoption of ASU 2014 -09 and related amendments on the Consolidated Financial Statements and related disclosures throughout 2017.
In July 2015, the FASB issued guidance to change the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The guidance requires that inventory accounted for under the first-in, first-out (FIFO) or average cost methods be measured at the lower of cost and net realizable value, where net realizable value represents the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for us beginning in the first quarter of fiscal 2017 with no material impact on our consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”), which is intended to simplify several areas of accounting for share-based payment arrangements. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. We adopted this standard beginning in the first quarter of 2017.
We have excess tax benefits for which a benefit could not be previously recognized of approximately $161.0 million. Upon adoption, we recognized the previously unrecognized excess tax benefits of $161.0 million deferred tax assets with an offsetting increase in our valuation allowance using a modified retrospective method through a cumulative effect adjustment to the accumulated deficit, with no net impact on our financial statements. All excess tax benefits and all tax deficiencies generated in the current and future periods will be recognized prospectively and recorded as income tax benefit or expense in our Consolidated Statements of Operations in the reporting period in which they occur. Until such time that we release our valuation allowance against deferred tax assets, the tax impact of any excess tax benefits and deficiencies will be offset with the change in our valuation allowance. In addition, we elected to account for forfeitures as they occur with the change applied on a modified retrospective basis with a cumulative effect adjustment to accumulated deficit of $0.6 million. Due to the full valuation allowance on the U.S. deferred tax assets, we have determined that none of the provisions of ASU 2016-09 will have a significant impact on our 2017 consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes - Intra-Entity Asset Transfer other than Inventory (Topic 740) (“ASU 2016-16”), which would require the recognition of the tax expense from the sale of an asset other than inventory when the transfer occurs, rather than when the asset is sold to a third party or otherwise recovered through use. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning period of adoption. We are considering the impact the adoption of ASU 2016-16 may have on our consolidated financial statements.
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
Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in millions):

	Three Months Ended March 31,
	2017	2016
Options outstanding to purchase common stock	0.5	1.2
Unvested restricted stock units	3.1	3.9
Total	3.6	5.1

3. Financial Statement Details (in millions)
Short- Term Marketable Securities, Available-for-Sale
Short-term marketable securities, consisting solely of debt securities, were as follows:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$20.5	$—	$—	$20.5
Commercial paper	3.8	—	—	3.8
Corporate debt	3.3	—	—	3.3
Total	$27.6	$—	$—	$27.6

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$22.2	$—	$—	$22.2
Corporate debt	3.8	—	—	3.8
Commercial paper	3.2	—	—	3.2
Total	$29.2	$—	$—	$29.2
As of March 31, 2017, the estimated market value of available-for-sale marketable securities with contractual maturities of up to one year and up to 14 months were $25.8 million and $1.8 million, respectively.
Inventory

	March 31, 2017	December 31, 2016
Raw materials	$17.5	$20.1
Work-in-process	3.7	2.3
Finished goods	25.3	23.0
Total	$46.5	$45.4
During 2016, we recorded charges of $3.5 million in cost of goods sold related to excess and obsolete receiver inventory primarily related to the February 23, 2016 customer notification regarding the audible alarms and alerts associated with our receivers which was classified as a voluntary Class 1 recall by the FDA.
Accounts Payable and Accrued Liabilities

	March 31, 2017	December 31, 2016
Accounts payable trade	$17.9	$24.5
Accrued tax, audit, and legal fees	7.8	4.5
Clinical trials	0.9	1.1
Accrued rebates	11.0	8.2
Accrued warranty	9.9	9.8
Accrued other	17.9	20.0
Total	$65.4	$68.1

Accrued Warranty
Warranty costs are reflected in the consolidated statements of operations as product cost of sales. A reconciliation of our accrued warranty costs for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Beginning balance	$9.8	$3.3
Charges to costs and expenses	5.0	6.2
Costs incurred	(4.9)	(3.8)
Ending balance	$9.9	$5.7

Other Liabilities

	March 31, 2017	December 31, 2016
Financing lease obligations	$6.7	$6.7
Deferred rent	8.5	7.3
Other	2.5	2.6
Total	$17.7	$16.6

4. Commitments and Contingencies
Revolving Credit Agreement
In June 2016, we entered into a $200.0 million revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, NA, as administrative agent, Bank of America, Silicon Valley Bank and Union Bank. In addition to allowing borrowings in US dollars, the Credit Agreement provides a $25.0 million sublimit for borrowings in Canadian Dollars, Euros, British Pounds, Swedish Krona, Japanese Yen and any other currency that is subsequently approved by JPMorgan Chase and each lender. The Credit Agreement also provides a sub-facility of up to $10.0 million for letters of credit, of which $5.7 million is still available. The interest rate under the Credit Agreement ranges from 0.75% to 2.75% plus our choice of one of two base rates, LIBOR or a rate based on the publicly announced JPMorgan Chase prime rate, the federal funds rate or the overnight bank funding rate. We will also pay a commitment fee of between 0.25% and 0.45%, payable quarterly in arrears, on the average daily unused amount of the revolving facility based on our leverage ratio. The aggregate debt issuance costs and fees incurred with respect to entering into the Credit Agreement were $0.7 million, which have been capitalized on our Consolidated Balance Sheet within “Other Assets” and will be amortized through the maturity date of June 2021 on a straight line basis. The obligations of DexCom under the Credit Agreement are guaranteed by DexCom’s existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of DexCom and the guarantors, including all or a portion of the equity interests of DexCom’s domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge).
Short-term borrowings
On March 3, 2017 we drew $75.0 million on the Credit Agreement under a six month term. As of March 31, 2017 we had $75.0 million in outstanding borrowings under the Credit Agreement with a weighted average interest rate of 3.2%, and $125.0 million under the Credit Agreement remains available.

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
On April 28, 2016, we entered into a certain Industrial Net Lease (the “Mesa Lease”) with PRA/LB, L.L.C. with respect to facilities in the building at 232 South Dobson Road in Mesa, Arizona (the “Mesa Building"). Under the Mesa Lease, we have leased approximately 148,797 square feet of space in the Mesa Building, of which approximately 78,000 square feet was available to us on May 1, 2016 and the remaining portion of the Mesa Building will become available to us on or around January 1, 2018. The term of the Mesa Lease extends through March 2028 with four options to extend the Mesa Lease term, each for five-year periods. The Mesa Lease arrangement involves the construction of our new manufacturing facility where we are involved in the design and construction of the leased space, including non-standard tenant improvements paid for by us. This arrangement is referred to as a build-to suit lease and for accounting purposes, we are considered the owner of the construction project during the construction period. During the second quarter of 2016, we capitalized the fair value of the Mesa Building of $6.0 million within “Property and Equipment, net,” and recorded a corresponding financing lease obligation liability of $6.0 million within “Other Liabilities” in the Consolidated Balance Sheet. We have concluded that the Mesa Lease does not qualify for “sale-leaseback” treatment due to prohibited continuing involvement, accordingly the Mesa Lease will be treated as a financing arrangement.
We have also entered into other operating lease agreements, primarily for office and warehouse space, that expire at various times through July 2026. These facility leases have annual rental increases ranging from approximately 2.5% to 4%. The difference between the straight-line expense over the term of the lease and actual amounts paid are recorded as deferred rent.
Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances, under all lease agreements as of March 31, 2017 were as follows (in millions):

Fiscal Year Ending
Remainder of 2017	$6.2
2018	9.9
2019	10.8
2020	11.2
2021	11.5
Thereafter	12.9
Total	$62.5

Total rent expense for the three months ended March 31, 2017 was $2.8 million, compared to $1.9 million for the same period in 2016.
Litigation
On March 28, 2016, AgaMatrix, Inc. filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix. On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under the U.S. patent law and those petitions were granted on March 6, 2017. Based on that grant, most activity in the patent infringement lawsuit against us in the District of Oregon was stayed until the inter partes review of the Patent Trial and Appeal Board is completed. On March 8, 2017, we filed a petition for inter partes review with the Patent Trial and Appeal Board seeking a determination that the third of the three asserted patents is invalid under U.S. patent law. This petition is still pending. It is our position that AgaMatrix’s assertions of infringement have no merit. On August 6,

2016, DexCom filed a patent infringement lawsuit in the United States Central District Court of California, asserting certain AgaMatrix products infringed a patent held by DexCom. On September 30, 2016 DexCom filed a First Amended Complaint asserting the same patent. DexCom believes certain AgaMatrix single-point blood glucose monitoring products infringe the asserted patent. Neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation can be assessed at this time. As of March 31, 2017, no amounts have been accrued in respect of this litigation.
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
Purchase Commitments
We are party to various purchase arrangements related to our manufacturing and development activities including materials used in our CGM systems. As of March 31, 2017, we had purchase commitments with vendors totaling $61.8 million due within one year. There are no material purchase commitments due beyond one year.
Other
On May 2, 2016, we entered into a Standard Form of Agreement (the “Skanska Contract”) with Skanska USA Building Inc. (the “Contractor”), providing for construction and design services to build out our new manufacturing facility in the Mesa Building. The first phase of construction began in the second quarter of 2016. The total expenditures under the Skanska Contract related to our Mesa Building are currently anticipated to be approximately $30.0 million. As of March 31, 2017 we have paid $26.4 million under the Skanska Contract.

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
The following table represents our fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of March 31, 2017 (in millions):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$108.3	$—	$108.3
Marketable securities, available for sale
U.S. government agencies	—	20.5	—	20.5
Commercial paper	—	3.8	—	3.8
Corporate debt	—	3.3	—	3.3
Total marketable securities, available for sale	$—	$27.6	$—	$27.6
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
There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2017 and 2016. There were no transfers into or out of Level 3 securities during the three months ended March 31, 2017 and 2016.

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
From inception through March 31, 2017, we have generated $1.8 billion of product and development grant and other (non-product) revenue, and we have incurred net losses in each year since our inception in May 1999. As of March 31, 2017, we had an accumulated deficit of $663.3 million. We expect our losses to continue as we proceed with our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and debt, and the sales of our products.

Financial Operations
Revenue
We sell our durable systems and disposable units through a direct sales force in the United States, Canada and portions of Europe, and through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Asia, Latin America, the Middle East and Africa. We have contracts with certain distributors who stock our products, and we refer to these distributors as Stocking Distributors, whereby the distributors fulfill orders for our product from their inventory. We also have contracts with certain distributors that do not stock our products, but rather products are shipped directly to the customer by us on behalf of our distributor, and we refer to these distributors as Drop-Ship Distributors. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. We typically experience seasonality with lower sales in the first quarter of each year, compared to the previous fourth quarter, related to annual insurance deductible resets and unfunded flexible spending accounts.
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

Results of Operations
Quarter Ended March 31, 2017 Compared to March 31, 2016
Revenue, Cost of Sales and Gross Profit
Revenues increased $26.1 million to $142.3 million for the three months ended March 31, 2017 compared to $116.2 million for the three months ended March 31, 2016 based primarily on increased sales volume of our disposable sensors due to the continued growth of our installed base of customers using our G4 PLATINUM and G5 Mobile systems, and durable systems to both new and existing customers. Revenue attributable to our disposable sensors and durable systems was approximately 70% and 30%, respectively, of revenue, for each of the three months ended March 31, 2017 and March 31, 2016. Revenue from products shipped to our distributors, which are primarily Stocking Distributors, for the three months ended March 31, 2017 was approximately $109.8 million or 77% of our revenue compared to $88.9 million or 77% of our total revenue for the three months ended March 31, 2016.
Cost of sales increased $7.1 million to $48.2 million for the three months ended March 31, 2017 compared to $41.1 million for the three months ended March 31, 2016, primarily due to increased sales volume. The gross profit of $94.1 million, or 66% for the three months ended March 31, 2017 increased $19.0 million compared to $75.1 million, or 65%, for the same period in 2016, primarily due to increased revenue.
Research and Development. Research and development expense increased $15.9 million to $48.1 million for the three months ended March 31, 2017, compared to $32.2 million for the three months ended March 31, 2016. The increase was primarily due to $8.5 million in additional salaries, bonus and payroll related costs primarily due to increased headcount, $3.3 million in additional share-based compensation primarily due to increased headcount, $1.7 million in additional clinical trial costs, $0.8 million of additional facilities related costs, and $0.7 million in additional consulting expenses associated with future generations of products.
Selling, General and Administrative. Selling, general and administrative expense increased $24.3 million to $86.4 million for the three months ended March 31, 2017 compared to $62.1 million for the three months ended March 31, 2016. The increase was primarily due to higher sales force and customer support related cost primarily due to increased headcount, and higher marketing and information technology infrastructure costs to support revenue growth and the continued commercialization of our products in both the United States and Europe. Significant elements of the increase in selling, general, and administrative expenses included $11.2 million in additional salaries, bonus, and payroll related costs, $4.6 million in additional marketing costs, $2.9 million of additional consulting fees and $2.3 million in additional share-based compensation costs.
Income Tax Expense. Income tax expense was $1.4 million on a pre-tax loss of $40.3 million, resulting in a negative effective tax rate of 3.6%, as compared to zero income tax provision for the three months ended March 31, 2016. The negative tax rate resulted from recording income and withholding tax expense in profitable jurisdictions while recording no income tax benefit on losses in jurisdictions where valuation allowances are recorded against net deferred tax assets.

Liquidity and Capital Resources
We have incurred losses since our inception in May 1999. As of March 31, 2017, we had an accumulated deficit of $663.3 million and had working capital of $158.8 million. To date, we have funded our operations primarily through offerings of equity securities and debt, and the sales of our products. In June 2016, we entered into a $200.0 million Credit Agreement, including a subfacility of up to $10.0 million for letters of credit, of which $5.7 million is still available. The revolving loans under the Credit Agreement will be available for general corporate purposes, including working capital and capital expenditures. On March 3, 2017 we drew $75.0 million on the Credit Agreement under a six month term. As of March 31, 2017 we had $75.0 million in outstanding borrowings under the Credit Agreement with a weighted average interest rate of 3.2%, and $125.0 million under the Credit Agreement remains available.
Our cash, cash equivalents and marketable securities totaled $181.1 million as of March 31, 2017. Our cash, cash equivalents, and marketable securities portfolio is primarily denominated in U.S. dollars and consists of investment grade, highly liquid securities of various holdings including obligations of U.S. government sponsored enterprises, commercial paper, corporate debt, and money market funds. The change in our cash, cash equivalents and marketable securities during the three months ended March 31, 2017 was due to the factors described in the “Cash Flow Summary” below.
Cash Flow Summary
The following table sets forth a summary of our cash flows for the periods indicated (in millions):

	Three Months Ended March 31,		Change
	2017	2016
Net cash provided by (used in) operating activities	$0.3	$(0.2)	$0.5
Net cash used in investing activities	$(21.4)	$(11.2)	$(10.2)
Net cash provided by financing activities	$80.3	$3.2	$77.1

As of March 31, 2017, we had $153.5 million of cash and cash equivalents compared to $94.5 million as of December 31, 2016, an increase of $59.0 million. The cash flows during the three months ended March 31, 2017 were related primarily to the following items:

Cash inflows:

•
Net cash provided by operations of $0.3 million comprised of net loss of $41.7 million, offset by changes in working capital balances of $7.3 million, and $34.7 million non-cash items primarily related to share-based compensation, depreciation and amortization.

•	Proceeds from issuance of common stock of $5.3 million.

•	Cash of $1.5 million as a result of marketable securities transactions.

•	Proceeds from short-term borrowings of $75.0 million.

Cash outflows:

•	Capital expenditures of $22.9 million primarily related to purchase of manufacturing equipment, facility related build-outs and office equipment.

Net Cash Provided by (Used in) Operating Activities. The increase in cash provided by operations was primarily due to additional $16.9 million cash inflow from changes in operating assets and liabilities and $6.1 million of additional non-cash expenses, primarily share-based compensation, partially offset by $22.5 million in higher net loss. The main drivers in the change in operating assets and liabilities included decreases in accounts receivable and accrued payroll and related expenses, and an increase in prepaid and other assets.
Net Cash Used in Investing Activities. The change in cash used in investing activities was primarily due to $1.2 million net increase in cash as a result of marketable securities transactions, offset by the use of an additional $11.4 million to purchase equipment to support facility related build-outs, manufacturing equipment and information technology infrastructure.
Net Cash Provided by Financing Activities. The increase in cash provided by financing activities was due to $75.0 million in proceeds from short-term borrowings from our Credit Agreement and by a $1.5 million increase in proceeds from the issuance of common stock pursuant to the exercise of then-outstanding stock options.

Operating Capital and Capital Expenditure Requirements
We anticipate that we will continue to incur net losses as we incur expenses and expand the commercialization of our approved products domestically and internationally, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.
We believe that our cash, cash equivalents, marketable securities balances, projected cash contributions from our commercial operations and $200.0 million available under our Credit Agreement, of which $125.0 million remains available, will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs through at least March 31, 2018. If our available cash, cash equivalents and marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products or new markets for our existing products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, we cannot guarantee that we will be successful in obtaining additional cash contributions from future partnership arrangements. Our ability to transition to, and maintain profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we are unable to obtain additional financing, we may be required to reduce planned increases in compensation related expenses or other operating expenses related to research, development, and commercialization activities, which could have an adverse impact on our ability to achieve our intended business objectives.
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
Contractual Obligations
We are party to various purchase arrangements related to components used in manufacturing and research and development activities. As of March 31, 2017, we had firm purchase commitments with certain vendors totaling approximately $61.8 million due within one year. There are no material purchase commitments due beyond one year.
We are party to various leasing arrangements as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and Note 4 to our Consolidated Financial Statements. We have not entered into any significant new leasing arrangements during the three months ended March 31, 2017.
On March 3, 2017 we drew $75.0 million on the Credit Agreement under a six month term, which is classified as "Short-term borrowings" in our Consolidated Balance Sheet.
The following table summarizes our outstanding contractual obligations as of March 31, 2017 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in millions):

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$62.5	$6.2	$20.7	$22.7	$12.9
Short-term borrowings	75.0	75.0	—	—	—
Purchase commitments	61.8	61.8	—	—	—
Total	$199.3	$143.0	$20.7	$22.7	$12.9

Other
On May 2, 2016, we entered into that certain Standard Form of Agreement (the “Skanska Contract”) with Skanska USA Building Inc. (the “Contractor”), providing for construction and design services to build out our new manufacturing facility in the Mesa Building. The first phase of construction began in the second quarter of 2016 and is expected to be completed in mid-2017. The total expenditures under the Skanska Contract are currently anticipated to be approximately $30.0 million. As of March 31, 2017 we have paid $26.4 million under the Skanska Contract.
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
Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Our accounting policies and estimates which are most critical to a full understanding and evaluation of our reported financial results are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There were no material changes to our critical accounting policies during the three months ended March 31, 2017.
Recent Accounting Guidance

In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for Revenue from Contracts with Customers, to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five step process to achieve this core principle and it is possible when the five step process is applied, more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The updated standard permits the use of either the retrospective or modified retrospective transition method and is effective for us in our first quarter of 2018. We currently anticipate adopting this guidance using the modified retrospective transition method. We have outlined all revenue generating activities, and are now assessing what impact the change in standard will have on those activities. We will continue to evaluate the future impact and method of adoption of ASU 2014 -09 and related amendments on the Consolidated Financial Statements and related disclosures throughout 2017.

In July 2015, the FASB issued guidance to change the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The guidance requires that inventory accounted for under the first-in, first-out (FIFO) or average cost methods be measured at the lower of cost and net realizable value, where net realizable value represents the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for us beginning in the first quarter of fiscal 2017 with no material impact on our consolidated financial statements.
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
We have excess tax benefits for which a benefit could not be previously recognized of approximately $161.0 million. Upon adoption, we recognized the previously unrecognized excess tax benefits of $161.0 million deferred tax assets with an offsetting increase in our valuation allowance using a modified retrospective method through a cumulative effect adjustment to the accumulated deficit, with no net impact on our financial statements.  All excess tax benefits and all tax deficiencies generated in the current and future periods will be recognized prospectively and recorded as income tax benefit or expense in our Consolidated Statements of Operations in the reporting period in which they occur. Until such time that we release our valuation allowance against deferred tax assets, the tax impact of any excess tax benefits and deficiencies will be offset with the change in our valuation allowance. In addition, we elected to account for forfeitures as they occur with the change applied on a modified retrospective basis with a cumulative effect adjustment to accumulated deficit of $0.6 million. Due to the full valuation allowance on the U.S. deferred tax assets, we have determined that none of the provisions of ASU 2016-09 will have a significant impact our 2017 consolidated financial statements.
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

Evaluation of Disclosure Controls and Procedures
Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and timely communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, including our Chief Executive Officer and our Interim Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures. Based on their evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective for this purpose.
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
On March 28, 2016, AgaMatrix, Inc. filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix. On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under the U.S. patent law and those petitions were granted on March 6, 2017. Based on that grant, most activity in the patent infringement lawsuit against us in the District of Oregon was stayed until the inter partes review of the Patent Trial and Appeal Board is completed. On March 8, 2017, we filed a petition for inter partes review with the Patent Trial and Appeal Board seeking a determination that the third of the three asserted patents is invalid under U.S. patent law. This petition is still pending. It is our position that AgaMatrix’s assertions of infringement have no merit. On August 6, 2016, DexCom filed a patent infringement lawsuit in the United States Central District Court of California, asserting certain AgaMatrix products infringed a patent held by DexCom. On September 30, 2016 DexCom filed a First Amended Complaint asserting the same patent. DexCom believes certain AgaMatrix single-point blood glucose monitoring products infringe the asserted patent. Neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation can be assessed at this time. As of March 31, 2017, no amounts have been accrued in respect of this litigation.
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
We have incurred net losses in each year since our inception in May 1999, including a net loss of $41.7 million for the three months ended March 31, 2017. As of March 31, 2017, we had an accumulated deficit of $663.3 million. We have financed our operations primarily through private and public offerings of equity securities and debt, and the sales of our products. We have devoted substantial resources to:

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

•	manage geographically dispersed sales and marketing operations.
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
We have also entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. Our United States distribution partnerships are focused on accessing underrepresented regions and, in some instances, third-party payors that contract exclusively with distributors. Our European and other international distribution partners call directly on healthcare providers and patients to market and sell our products in Canada, Australia, New Zealand, and portions of Europe, Asia, Latin America, the Middle East and Africa. Because of the competition for their services, we may be unable to partner with or retain additional qualified distributors. Further, we may not be able to enter into agreements with distributors on commercially reasonable terms, if at all. Our distributors might not have the resources to continue to support our recent rapid growth.
We may require additional funding to continue the commercialization of our G4 PLATINUM and G5 Mobile systems, or the development and commercialization of our future generation and other continuous glucose monitoring systems, including our sensor augmented insulin pump systems developed in collaboration with Animas and Tandem and our collaboration with Verily (formerly Google Life Sciences).
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our next generation ambulatory continuous glucose monitoring sensors and systems. For the three months ended March 31, 2017, we generated $0.3 million in net cash from operating activities, compared to $0.2 million net cash used in operating activities for the same period in 2016, and as of March 31, 2017, we had working capital of $158.8 million which included $181.1 million in cash, cash equivalents and short-term marketable securities. Although we expect that our cash generated from operating activities will increase in each of the next several years, we may need additional funds to continue the commercialization of our current products and to develop and commercialize our next generation sensors and systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we may need will depend on many factors, including:

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
We have entered into distribution arrangements to leverage established distributors already engaged in the diabetes marketplace. We have entered into distribution agreements with Byram and Edgepark, pursuant to which we generated approximately 16% and 10% respectively, of our total revenue during the three months ended March 31, 2017. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. To the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States, Europe or other countries, our product margins could be lower than if we directly marketed and sold our products. To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and people with diabetes in Europe or other countries will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe or other countries. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.
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
As a medical device company, reimbursement from Medicare, other national healthcare systems, and private third-party healthcare payors is an important element of our success. In January 2017, the Centers for Medicare and Medicaid Services, or CMS, established a classification of “Therapeutic Continuous Glucose Monitors” as durable medical equipment under Medicare Part B, subject to payment by Medicare under certain coverage conditions to be determined by CMS, by local Medicare Administrative Contractors or on a patient claim by claim basis. This is a decision we had pursued for many years and which was made possible by the FDA’s decision in December 2016 to approve a non-adjunctive indication, or use, for that system. In March 2017, CMS Medicare Administrative Contractors issued interim instructions for individual claim adjudication providing instructions and billing codes for the reimbursement of individual claims for therapeutic CGM reimbursement. Similarly, in September 2016, Germany's Federal Joint Committee agreed to provide reimbursement for continuous glucose monitoring systems under certain conditions which we believe we meet.
A number of regulatory and commercial hurdles remain relating to wide scale sales to Medicare beneficiaries. If we are unable to successfully address these hurdles, reimbursement of our products may be limited to a smaller subset of people with diabetes covered by Medicare or to those people with diabetes covered by third-party payors that have adopted policies for continuous glucose monitoring devices allowing for coverage of these devices if certain conditions are met.

As of May 2, 2017, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our products by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on continuous glucose monitoring devices, typically, though not exclusively, under durable medical equipment benefits, those coverage policies frequently require significant medical documentation in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. In addition, Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate payment for our products. In order to obtain additional reimbursement arrangements, including under pharmacy benefits, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as requiring prospective reimbursement and second opinions, purchasing in groups, or redesigning benefits. We are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our dependence on the commercial success of the G4 PLATINUM and G5 Mobile systems makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the G4 PLATINUM and G5 Mobile systems, people without coverage who have diabetes may not use our products. Furthermore, payors are increasingly basing reimbursement rates on factors such as the efficacy of the product, and clinical outcomes associated with the product, and any factors that negatively impact the efficacy or clinical outcomes (or cause a perception of any such negative impact), such as the results of a clinical trial, a product defect, or a product recall, could negatively impact the reimbursement rate.
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
We may never receive approval or clearance from the FDA and other governmental agencies to market our next generation CGM systems, expanded indications for use of current and future generation CGM systems, future software platforms, or any other products under development.
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
Since the first commercial launch of our products in 2006, we have had periodic field failures related to our products, including reports of sensor errors, sensor failures, broken sensors, receiver malfunctions, audible alarms and alert failures, and transmitter failures. To comply with the FDA's medical device reporting requirements, we have filed reports of all such product field failures. Although we believe we have taken and are taking appropriate actions aimed at reducing or eliminating field failures, we cannot guarantee that we will not have additional failures going forward.
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
Based on our experience, complications from use of our products may include sensor errors, sensor failures, broken sensors, lodged sensors or skin irritation under the adhesive dressing of the sensor. Inflammation or redness, swelling, minor infection, and minor bleeding at the sensor insertion site are also possible risks with an individual's use of our products. However, if unanticipated long-term side-effects result from the use of our products or other glucose monitoring systems we have under development, we could be subject to liability and the adoption of our systems may become more limited. With respect to our G4 PLATINUM and G5 Mobile systems, our clinical trials have been limited to seven days of continuous use. It is possible that the results from our clinical studies and trials may not be indicative of the clinical results obtained when we examine the patients at later dates. We cannot assure you that repeated, long-term use would not result in unanticipated adverse effects, potentially even after the sensor is removed.
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
An example of the difficulty of complying with the regulatory requirements associated with the manufacture of our products, on February 23, 2016, we issued a customer notification via the DexCom website and certified mail regarding the audible alarms and alerts associated with our receivers (DexCom G4 PLATINUM and DexCom G5 Mobile). This was classified as a voluntary Class 1 recall by the FDA. The issue with the audible alarms and alerts was identified as a result of our continuous review of complaints received from our customers. A failure of the audible alarms and alerts may cause our customers to not detect a severe hypoglycemic (low glucose) or hyperglycemic (high glucose) event. We have implemented a solution for the audible alarms and alerts issue identified in the customer notification. We notified the FDA that we believe all required actions with respect to the customer notification have been completed. We are currently awaiting the FDA’s response.
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

On March 28, 2016, AgaMatrix, Inc. filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix.  On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under the U.S. patent law and those petitions were granted on March 6, 2017. Based on that grant, most activity in the patent infringement lawsuit against us in the District of Oregon was stayed until the inter partes review of the Patent Trial and Appeal Board is completed. On March 8, 2017, we filed a petition for inter partes review with the Patent Trial and Appeal Board seeking a determination that the third of the three asserted patents is invalid under U.S. patent law. This petition is still pending. It is our position that AgaMatrix’s assertions of infringement have no merit. On August 6, 2016, DexCom filed a patent infringement lawsuit in the United States Central District Court of California, asserting certain AgaMatrix products infringed a patent held by DexCom. On September 30, 2016 DexCom filed a First Amended Complaint asserting the same patent. DexCom believes certain AgaMatrix single-point blood glucose monitoring products infringe the asserted patent. Neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation can be assessed at this time. As of March 31, 2017, no amounts have been accrued in respect of this litigation. Any infringement or misappropriation claim could cause us to incur significant costs, place significant strain on our financial resources, divert management's attention from our business and harm our reputation. If the relevant patents are upheld as valid and enforceable and we are found to infringe such patents, we could be prohibited from selling our product that is found to infringe unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain a license on terms acceptable to us, if at all, and we may not be able to redesign our products to avoid infringement. Even if we are able to redesign our products to avoid an infringement claim, we may not receive FDA approval for such changes in a timely manner or at all. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, selling or offering to sell one or more of our products, or could enter an order mandating that we undertake certain remedial activities. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.
Any adverse determination in litigation or interference proceedings to which we are or may become a party relating to patents or other intellectual property rights could subject us to significant liabilities to third parties or require us to seek licenses from other third parties. Furthermore, if we are found to willfully infringe third-party patents, we could, in addition to other penalties, be required to pay treble damages and/or attorneys' fees for the prevailing party. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and would likely include ongoing royalties. We may be unable to obtain necessary intellectual property licenses on satisfactory terms. If we do not obtain any such necessary licenses, we may not be able to redesign our products to avoid infringement and any redesign may not receive FDA approval in a timely manner or at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary intellectual property licenses could prevent us from manufacturing and selling our products, which would have a significant adverse impact on our business.
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
In addition, in the periods leading up to the launch of new or upgraded versions of our continuous glucose monitoring products, our customers’ anticipation of the release of those products may cause them to cancel, change or delay current period purchases of our current products, which could have a material adverse effect on our business operations, financial condition and results of operations.
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
We take precautions to safeguard our facilities, which include manufacturing protocols, insurance, health and safety protocols, and off-site storage of computer data. However, a natural disaster, such as a fire, flood, earthquake, an act of terrorism, cyber-attack or other disruptive event could cause substantial delays in our operations, damage or destroy our manufacturing equipment, inventory, or records and cause us to incur additional expenses. Earthquakes are of particular significance since our primary manufacturing facilities in California are located in an earthquake-prone area. In the event our existing manufacturing facilities or equipment are affected by man-made or natural disasters, we may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business. The insurance we maintain against fires, floods, earthquakes and other natural disasters and similar events may not be adequate to cover our losses in any particular case. We are currently constructing a second facility outside of California, in Mesa, Arizona, to help mitigate these risks but we do not expect it to commence manufacturing operations until 2018 at the earliest.
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
We expect that sales of our G4 PLATINUM system, which consists of a handheld receiver, reusable transmitter and disposable sensor, and our G5 Mobile system which consists of a handheld receiver, reusable transmitter, disposable sensors and a smartphone application that securely identifies, receives, deciphers and displays information transmitted by the transmitter, will account for substantially all of our product revenue for the foreseeable future. If and when we receive FDA or other regulators' approval for and begin commercialization of our next generation continuous glucose monitoring systems and sensors, we expect most patients will migrate onto those systems. Notwithstanding our prior experience in selling our products, we might be unable to successfully expand the commercialization of our products on a wide scale for a number of reasons, including:

•
the FDA approval of our G5 Mobile system in the United States in August 2015 and the approval to sell our G5 Mobile system in the countries that recognize our CE Mark in September 2015 means that we have relatively limited experience selling our G5 Mobile system;

•
the approval for a Pediatric Indication of our G5 Mobile system in the United States in 2014 and the countries that recognize our CE Mark in 2013 means that we have limited experience selling and marketing the G5 Mobile system to persons aged two to 17 years or their legal guardians;

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
Our G4 PLATINUM and G5 Mobile systems are more invasive than many other self-monitored glucose testing systems, including single-point finger stick devices, and people with diabetes may be unwilling to insert a sensor in their body, especially if their current diabetes management involves no more than two finger sticks per day. Moreover, people with diabetes may not perceive the benefits of continuous glucose monitoring and may be unwilling to change their current treatment regimens. In addition, physicians tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products. Physicians may not recommend or prescribe our products unless and until (i) there is more long-term clinical evidence to convince them to alter their existing treatment methods, (ii) there are additional recommendations from prominent physicians that our products are effective in monitoring glucose levels and (iii) reimbursement or insurance coverage is more widely available. We cannot predict when, if ever, physicians and people with diabetes may adopt more widespread use of continuous glucose monitoring systems, including our systems. If our systems do not achieve an adequate level of acceptance by people with diabetes, physicians and healthcare payors, we may not generate significant product revenue and we may not become profitable.

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

As a result, as of March 31, 2017, we believed that our current continuous glucose monitoring products were exempt from the excise tax, except for our G4 PLATINUM system for professional use which is subject to the excise tax. The current tax liability related to our G4 PLATINUM system for professional use is immaterial, but may become material in the future. Notwithstanding our belief, if the IRS were to determine that this tax applies to any of our current or future products, our future operating results could be harmed, which in turn could cause the price of our stock to decline. In addition, because of the uncertainty surrounding these issues, the impact of this tax has not been reflected in our forward guidance.
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
Our operations in countries outside the United States, which accounted for approximately 18% of our revenues for the quarter ended March 31, 2017, are accompanied by certain financial and other risks. In addition to opening offices in the United Kingdom, Germany and Canada recently, in connection with distributor acquisitions and otherwise, we intend to continue to pursue growth opportunities in sales outside the United States, especially in Europe, which could expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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
We depend to a significant degree on our senior management, especially Kevin Sayer, our President and Chief Executive Officer. Our success will depend on our ability to retain our senior management and to attract and retain qualified personnel in the future, including sales persons, scientists, clinicians, engineers and other highly skilled personnel. Competition for senior management personnel, as well as sales persons, scientists, clinicians and engineers, is intense and we may not be able to retain our personnel. The loss of the services of members of our senior management, scientists, clinicians or engineers could prevent the implementation and completion of our objectives, including the commercialization of our current products and the development and introduction of additional products. The loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. Each of our officers may terminate their employment at any time without notice and without cause or good reason. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees.
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
At our annual meeting of stockholders to be held on May 31, 2017, we are seeking stockholder approval for an increase of 3,600,000 shares issuable under our 2015 Equity Incentive Plan. Our Board believes that stockholder approval of the 2015 EIP share increase is critically important for our continued success and enhancement of stockholder value. If the 2015 EIP share increase is not approved by our stockholders, we will have reduced flexibility to use equity-based compensation as a meaningful component of compensation and instead may be forced to rely more intensively on cash compensation. In light of competitive compensation data for 2015 that we reviewed in 2016, the increase in our stock price in recent years, and pressure to minimize dilution to existing stockholders, we anticipate that the approvable increase in the number of issuable shares under the 2015 EIP will require that we reduce the use of equity compensation relative to historical levels.
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
Stockholder approval of the share increase under the 2015 EIP is necessary in order for us to (1) meet the stockholder approval requirements of NASDAQ and (2) take tax deductions for certain compensation resulting from awards granted thereunder qualifying as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended.

We may face risks associated with acquisitions of companies, products and technologies and our business could be harmed if we are unable to address these risks.
If we are presented with appropriate opportunities, we could acquire or make other investments in complementary companies, products or technologies. In May 2016, we acquired Nintamed, our distributor in Germany, Switzerland and Austria. We may not realize the anticipated benefit of our acquisitions, or the realization of the anticipated benefits may require greater expenditures than anticipated by us. We will likely face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of the operations and services of any acquired company, integration of acquired technology with our products, diversion of our management's attention from other business concerns, the potential loss of key employees or customers of the acquired businesses and impairment charges if future acquisitions are not as successful as we originally anticipate. If we fail to successfully integrate other companies, products or technologies that we acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future. From January 1, 2017 through May 2, 2017, the closing price of our common stock on the NASDAQ Global Select Market was as high as $85.49 per share and as low as $58.25 per share.
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
We have entered into a revolving credit agreement and a pledge and security agreement with JPMorgan Chase Bank and four other lenders to fund our business operations. These agreements impose numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of March 31, 2017, we were in compliance with the covenants imposed by the loan and security agreement. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.

Increasing our financial leverage could affect our operations and profitability.
The current maximum available credit under our multi-currency revolving credit facility is $200.0 million, of which $125.0 million remains available. Our leverage ratio may affect the availability to us of additional capital resources as well as our operations in several ways, including:

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
In addition, there are provisions in our certificate of incorporation and bylaws, as well as provisions in the Delaware General Corporation Law, that may discourage, delay or prevent a change of control that might otherwise be beneficial to stockholders. For example:

•	our Board of Directors may, without stockholder approval, issue shares of preferred stock with special voting or economic rights;

•	our stockholders do not have cumulative voting rights and, therefore, each of our directors can only be elected by holders of a majority of our outstanding common stock;

•	a special meeting of stockholders may only be called by a majority of our Board of Directors, the Chairman of our Board of Directors, or our Chief Executive Officer;

•	our stockholders may not take action by written consent;

•	our Board of Directors is divided into three classes, only one of which is elected each year; and

•	we require advance notice for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following exhibits are filed as a part of this report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

DEXCOM, INC. (Registrant)

Dated: May 2, 2017	By:	/s/ KEVIN R. SAYER
Kevin R. Sayer, President & Chief Executive Officer (Principal Executive Officer)

Dated: May 2, 2017	By:	/s/ KEVIN SUN
Kevin Sun, Vice President & Interim Chief Financial Officer (Principal Financial and Accounting Officer)