Form 10-Q
period 2017-06-30
DEXCOM INC
filed 2017-08-01
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2017, 86,560,946 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Consolidated Balance Sheets
(In millions—except par value data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$395.9	$94.5
Short-term marketable securities, available-for-sale	100.7	29.2
Accounts receivable, net	101.7	101.7
Inventory	42.8	45.4
Prepaid and other current assets	15.7	9.2
Total current assets	656.8	280.0
Property and equipment, net	125.0	109.4
Goodwill	11.9	11.3
Other assets	1.9	2.1
Total assets	$795.6	$402.8
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$72.2	$68.1
Accrued payroll and related expenses	31.4	33.4
Current portion of deferred revenue	1.5	0.9
Total current liabilities	105.1	102.4
Other liabilities	16.3	16.6
Long term senior convertible notes	320.5	—
Total liabilities	441.9	119.0
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 shares authorized; no shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value, 200.0 authorized; 86.8 and 86.5 issued and outstanding, respectively, at June 30, 2017. Common stock, $0.001 par value, 100.0 authorized; 84.9 and 84.6 shares issued and outstanding, respectively, at December 31, 2016.	0.1	0.1
Additional paid-in capital	1,015.6	905.7
Accumulated other comprehensive loss	(1.6)	(1.0)
Accumulated deficit	(660.4)	(621.0)
Total stockholders’ equity	353.7	283.8
Total liabilities and stockholders’ equity	$795.6	$402.8
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(In millions—except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$170.6	$137.3	$312.9	$253.5
Cost of sales	53.1	51.8	101.3	92.9
Gross profit	117.5	85.5	211.6	160.6
Operating expenses
Research and development	45.3	36.3	93.4	68.5
Selling, general and administrative	85.8	69.3	172.2	131.4
Total operating expenses	131.1	105.6	265.6	199.9
Operating loss	(13.6)	(20.1)	(54.0)	(39.3)
Other income	1.8	—	2.2	—
Interest income	0.5	0.1	0.7	0.2
Interest expense	(3.1)	(0.1)	(3.6)	(0.2)
Loss before income taxes	(14.4)	(20.1)	(54.7)	(39.3)
Income tax expense (benefit)	(17.3)	0.1	(15.9)	0.1
Net income (loss)	$2.9	$(20.2)	$(38.8)	$(39.4)
Basic and diluted net income (loss) per share	$0.03	$(0.24)	$(0.45)	$(0.48)
Shares used to compute basic net income (loss) per share	86.4	83.6	85.8	82.8
Shares used to compute dilutive net income (loss) per share	87.4	83.6	85.8	82.8
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$2.9	$(20.2)	$(38.8)	$(39.4)
Foreign currency translation loss	(0.3)	(0.4)	(0.6)	(0.4)
Comprehensive income (loss)	$2.6	$(20.6)	$(39.4)	$(39.8)
See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Operating activities
Net loss	$(38.8)	$(39.4)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	7.6	7.3
Share-based compensation	55.9	52.7
Non-cash interest expense	2.1	—
Deferred tax	(17.1)	—
Other non-cash expenses	6.1	0.1
Changes in operating assets and liabilities:
Accounts receivable, net	0.5	0.8
Inventory	2.8	(7.2)
Prepaid and other assets	(6.2)	(2.7)
Accounts payable and accrued liabilities	1.8	9.3
Accrued payroll and related expenses	(2.1)	(1.7)
Deferred revenue	0.5	(0.2)
Deferred rent and other liabilities	1.5	0.9
Net cash provided by operating activities	14.6	19.9
Investing activities
Purchase of available-for-sale marketable securities	(91.4)	(20.9)
Proceeds from the maturity of available-for-sale marketable securities	19.6	21.7
Purchase of property and equipment	(34.9)	(22.0)
Acquisitions, net of cash acquired	—	0.4
Net cash used in investing activities	(106.7)	(20.8)
Financing activities
Net proceeds from issuance of common stock	5.7	4.8
Proceeds from issuance of convertible debt, net of issuance costs	389.0	—
Proceeds from short-term borrowings	75.0	—
Repayment of short-term borrowings	(75.0)	—
Repayment of long-term debt	—	(2.3)
Net cash provided by financing activities	394.7	2.5
Effect of exchange rate changes on cash and cash equivalents	(1.2)	(0.2)
Increase in cash and cash equivalents	301.4	1.4
Cash and cash equivalents, beginning of period	94.5	86.1
Cash and cash equivalents, end of period	$395.9	$87.5
Supplemental disclosure of non-cash investing and financing transactions:
Issuance of common stock in connection with acquisition	$—	$7.2
Acquisition-related holdback liability	$—	$1.8
Assets acquired and financing obligation under build-to-suit leasing arrangement	$—	$6.0
Acquisition of property and equipment included in accounts payable and accrued liabilities	$4.9	$3.8
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
Basis of Presentation
We have incurred operating losses since our inception and have an accumulated deficit of $660.4 million at June 30, 2017. As of June 30, 2017, we had available cash, cash equivalents and marketable securities totaling $496.6 million and working capital of $551.7 million. Our ability to transition to, and maintain, profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned increases in compensation expenses and other operating expenses needed to support the growth of our business which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources will be sufficient to fund our operations through at least June 30, 2018.
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2016 included in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission on February 28, 2017.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include excess or obsolete inventories, valuation of inventory, warranty accruals, convertible debt, employee bonus, clinical trial expenses, allowance for bad debt and refunds and rebates, including pharmacy rebates.

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
We recorded $25.3 million and $55.9 million in share-based compensation expense during the three and six months ended June 30, 2017, compared to $27.6 million and $52.7 million during the three and six months ended June 30, 2016. At June 30, 2017, unrecognized estimated compensation costs related to unvested restricted stock units totaled $174.2 million and is expected to be recognized through 2020.
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
Comprehensive Income (Loss)
We report all components of comprehensive income (loss), including net income (loss), in the consolidated financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and comprehensive income (loss), including unrealized gains and losses on marketable securities and foreign currency translation adjustments, are reported, net of their related tax effect, to arrive at comprehensive income (loss).
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
Marketable Securities
We have classified our marketable securities with remaining maturity at purchase of more than three months and remaining maturities of one year or less as short-term available-for-sale marketable securities. Marketable securities with remaining maturities of greater than one year are also classified as short-term available-for-sale marketable securities as such marketable securities represent the investment of cash that is available for current operations. We carry our marketable securities at fair value with unrealized gains and losses, if any, reported as a separate component of stockholders' equity and included in comprehensive loss. Realized gains and losses are calculated using the specific identification method and recorded as interest income or expense. We invest in various types of securities, including debt securities in government-sponsored entities, corporate debt securities, U.S. Treasury securities and commercial paper. We do not generally intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Fair Value Measurements
Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses, and Senior Convertible Notes.
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
We carry our marketable securities at fair value. The carrying amounts of financial instruments, such as cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities, are carried at cost, which approximate the related fair values due to the short-term maturities of these instruments. For additional detail see Note 7 “Fair Value Measurements.”
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
Goodwill
We test goodwill for impairment on an annual basis. Also, between annual tests we test for impairment if events and circumstances indicate it is more likely than not that the fair value is less than the carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business and an adverse action or assessment by a regulator. The change in goodwill for the three and six months ended June 30, 2017 represents translation adjustments on our foreign currency denominated goodwill related to the acquisition of Nintamed, our distributor that served Germany, Switzerland and Austria.
Recent Accounting Guidance
In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for Revenue from Contracts with Customers, to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five step process to achieve this core principle and it is possible when the five step process is applied, more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The updated standard permits the use of either the retrospective or modified retrospective transition method and is effective for us in our first quarter of 2018. We are currently in the process of completing the initial assessment of the impact that this new revenue recognition standard will have on our consolidated financial statements. As part of the initial assessment, we are reviewing a representative sample of contracts across our various streams of revenue and geographies to identify potential differences that could result from applying the requirements of the new standard. The analysis includes identifying whether there may be differences in timing of revenue recognition under the new standard as well as assessing performance obligations, variable consideration and contract costs. We have not yet estimated the impact, if any, of the new standard on the timing and pattern of our revenue recognition. We will continue to evaluate the future impact and method of adoption of ASU 2014 -09 and related amendments on the Consolidated Financial Statements and related disclosures throughout 2017.
In July 2015, the FASB issued guidance to change the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The guidance requires that inventory accounted for under the first-in, first-out

(FIFO) or average cost methods be measured at the lower of cost and net realizable value, where net realizable value represents the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance was effective for us in the first quarter of fiscal 2017 with no material impact on our consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”), which is intended to simplify several areas of accounting for share-based payment arrangements. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. We adopted this standard in the first quarter of 2017.
We had excess tax benefits for which a benefit could not be previously recognized of approximately $161.0 million. Upon adoption, we recognized the previously unrecognized excess tax benefits of $161.0 million deferred tax assets with an offsetting increase in our valuation allowance using a modified retrospective method through a cumulative effect adjustment to the accumulated deficit, with no net impact on our financial statements. All excess tax benefits and all tax deficiencies generated in the current and future periods will be recognized prospectively and recorded as income tax benefit or expense in our Consolidated Statements of Operations in the reporting period in which they occur. Until such time that we release our valuation allowance against deferred tax assets, the tax impact of any excess tax benefits and deficiencies will be offset with the change in our valuation allowance. In addition, we elected to account for forfeitures as they occur with the change applied on a modified retrospective basis with a cumulative effect adjustment to accumulated deficit of $0.6 million. Due to the full valuation allowance on the U.S. deferred tax assets, we have determined that none of the provisions of ASU 2016-09 will have a significant impact on our 2017 consolidated financial statements.
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
2. Net Income (Loss) Per Common Share
Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from outstanding options and unvested RSUs settleable in shares of common stock (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the six months ended June 30, 2017 and the three and six months ended June 30, 2016, all potential dilutive common shares have been excluded from the computation of the diluted net income (loss) per share for all periods presented, as the effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$2.9	$(20.2)	$(38.8)	$(39.4)
Net income (loss) per common share:
Basic	$0.03	$(0.24)	$(0.45)	$(0.48)
Diluted	$0.03	$(0.24)	$(0.45)	$(0.48)

Basic weighted average shares outstanding	86.4	83.6	85.8	82.8
Effect of potentially dilutive share-based awards	1.0	—	—	—
Diluted weighted average shares outstanding	87.4	83.6	85.8	82.8

Outstanding anti-dilutive securities not included in diluted net income (loss) per share attributable to common stockholders calculation (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Options outstanding to purchase common stock	—	1.0	0.4	1.0
Unvested restricted stock units	0.1	3.9	3.0	3.9
Senior convertible notes	4.0	—	4.0	—
Total	4.1	4.9	7.4	4.9

3. Financial Statement Details (in millions)
Short-Term Marketable Securities, Available-for-Sale
Short-term marketable securities, consisting solely of debt securities, were as follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$70.6	$—	$—	$70.6
Commercial paper	25.2	—	—	25.2
Corporate debt	4.9	—	—	4.9
Total	$100.7	$—	$—	$100.7

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$22.2	$—	$—	$22.2
Corporate debt	3.8	—	—	3.8
Commercial paper	3.2	—	—	3.2
Total	$29.2	$—	$—	$29.2
As of June 30, 2017, the estimated market value of available-for-sale marketable securities with contractual maturities of up to one year and up to 17 months were $83.5 million and $17.2 million, respectively.

Inventory

	June 30, 2017	December 31, 2016
Raw materials	$16.3	$20.1
Work-in-process	4.1	2.3
Finished goods	22.4	23.0
Total	$42.8	$45.4
During 2016, we recorded charges of $3.5 million in cost of goods sold related to excess and obsolete receiver inventory primarily related to the February 23, 2016 customer notification regarding the audible alarms and alerts associated with our receivers which was classified as a voluntary Class 1 recall by the FDA.
Property and Equipment

	June 30, 2017	December 31, 2016
Building (1)	$6.0	$6.0
Furniture and fixtures	4.7	5.8
Computer equipment	23.6	22.7
Machinery and equipment	32.1	31.4
Leasehold improvements	33.1	25.6
Construction in progress	74.2	65.1
Total	173.7	156.6
Accumulated depreciation and amortization	(48.7)	(47.2)
Property and equipment, net	$125.0	$109.4
(1) As described in Footnote 5 “Commitments and Contingencies,” although we do not legally own these premises, we are deemed the owner of the construction project during the construction period of our new manufacturing facility in Mesa, Arizona under a build-to-suit lease arrangement.
Accounts Payable and Accrued Liabilities

	June 30, 2017	December 31, 2016
Accounts payable trade	$16.8	$24.5
Accrued tax, audit, and legal fees	13.6	4.5
Clinical trials	0.3	1.1
Accrued rebates	13.0	8.2
Accrued warranty	8.3	9.8
Accrued other	20.2	20.0
Total	$72.2	$68.1

Accrued Warranty
Warranty costs are reflected in the consolidated statements of operations as product cost of sales. A reconciliation of our accrued warranty costs for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$9.9	$5.7	$9.8	$3.3
Charges to costs and expenses	3.4	7.3	8.4	13.5
Costs incurred	(5.0)	(5.1)	(9.9)	(8.9)
Ending balance	$8.3	$7.9	$8.3	$7.9

Other Liabilities

	June 30, 2017	December 31, 2016
Financing lease obligations	$6.7	$6.7
Deferred rent	8.9	7.3
Other	0.7	2.6
Total	$16.3	$16.6

4. Debt
0.75% Senior Convertible Notes due 2022

	June 30, 2017	December 31, 2016
0.75% Senior convertible notes due 2022:
Principal amount	$400.0	$—
Unamortized debt discount	(70.7)	—
Unamortized debt issuance costs	(8.8)	—
Net carrying amount of senior convertible notes	$320.5	$—
Fair value of outstanding notes	$409.7	$—

In May 2017, we completed an offering of $350.0 million aggregate principal amount of 0.75% convertible senior notes due 2022 (the "2022 Notes") and, in June 2017 the initial purchasers exercised their option to purchase an additional $50.0 million aggregate principal amount of 2022 Notes. The 2022 Notes have a stated interest rate of 0.75% and a maturity date of May 15, 2022. The net proceeds from the offering, after deducting initial purchasers' discounts and costs directly related to the offering, were approximately $389.0 million. The 2022 Notes may be settled in cash, stock, or a combination thereof, solely at the Company's discretion. The initial conversion rate of the 2022 Notes is 10.0918 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $99.09 per share, subject to adjustments. The Company uses the if-converted method for assumed conversion of the 2022 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share.
As upon conversion by the holders, we may elect to settle such conversion in shares of its common stock, cash, or a combination thereof, we accounted for the cash conversion option as an equity instrument classified to stockholders’ equity, which resulted in recognizing $72.6 million in additional paid-in-capital during 2017.
The interest expense recognized on the 2022 Notes during the three and six months ended June 30, 2017 includes $0.4 million, $1.8 million and $0.2 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2022 Notes is 5.5%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. The discount on the 2022 Notes is amortized through February 15, 2022. Interest on the 2022 Notes began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year.
Holders of the Notes who convert their Notes in connection with a make-whole fundamental change (as defined in the Indenture) or following the delivery by DexCom of a notice of redemption are, under certain circumstances, entitled to an increase in the conversion rate.
Additionally, in the event of a fundamental change (as defined in the Indenture), holders of the Notes may require DexCom to repurchase all or a portion of their Notes at a price equal to 100% of the principal amount of Notes, plus any accrued and unpaid interest, including any additional interest, to, but excluding, the repurchase date.
Holders of the Notes may convert all or a portion of their Notes at their option prior to 5:00 p.m., New York City time, on the business day immediately preceding February 15, 2022, in multiples of $1,000 principal amount, only under the following circumstances:

•
during any calendar quarter commencing after September 30, 2017 (and only during such calendar quarter), if the last reported sale price of common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the Notes on each such trading day;

•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each day of that five day consecutive trading day period was less than 98% of the product of the last reported sale price of common stock and the applicable conversion rate of the Notes on such trading day;

•	if DexCom calls any or all of the Notes for redemption, at any time prior to the close on business on the scheduled trading day immediately preceding the redemption date; or

•	upon the occurrence of specified corporate transactions.
 On or after February 15, 2022, until 5:00 p.m., New York City time, on the business day immediately preceding the maturity date, holders of the Notes may convert all or a portion of their Notes regardless of the foregoing circumstances.
The redemption price will be equal to 100% of the principal amount of such 2022 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2022 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the Indenture includes customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. The Company is unaware of any current events or market conditions that would allow holders to convert the 2022 Notes.
Revolving Credit Agreement
In June 2016, we entered into a $200.0 million revolving credit agreement (the “Credit Agreement”), and amended in May 2017, with JPMorgan Chase Bank, NA, as administrative agent, Bank of America, Silicon Valley Bank and Union Bank. In addition to allowing borrowings in US dollars, the Credit Agreement provides a $25.0 million sublimit for borrowings in Canadian Dollars, Euros, British Pounds, Swedish Krona, Japanese Yen and any other currency that is subsequently approved by JPMorgan Chase and each lender. The Credit Agreement also provides a sub-facility of up to $10.0 million for letters of credit, of which $5.6 million is still available. The interest rate under the Credit Agreement ranges from 0.75% to 2.75% plus our choice of one of two base rates, LIBOR or a rate based on the publicly announced JPMorgan Chase prime rate, the federal funds rate or the overnight bank funding rate. We will also pay a commitment fee of between 0.25% and 0.45%, payable quarterly in arrears, on the average daily unused amount of the revolving facility based on our leverage ratio. The aggregate debt issuance costs and fees incurred with respect to entering into the Credit Agreement were $0.7 million, which have been capitalized on our Consolidated Balance Sheet within “Other Assets” and will be amortized through the maturity date of June 2021 on a straight line basis. The obligations of DexCom under the Credit Agreement are guaranteed by DexCom’s existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of DexCom and the guarantors, including all or a portion of the equity interests of DexCom’s domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge).
Short-term borrowings
On March 3, 2017 we drew $75.0 million on the Credit Agreement under a six month term. We repaid the entire principal balance on May 19, 2017. As of June 30, 2017 we had no outstanding borrowings under the Credit Agreement, and $200.0 million under the Credit Agreement remains available.

5. Commitments and Contingencies
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
Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances, under all lease agreements as of June 30, 2017 were as follows (in millions):

Fiscal Year Ending
Remainder of 2017	$4.2
2018	9.9
2019	10.8
2020	11.2
2021	11.5
Thereafter	13.0
Total	$60.6

Total rent expense for the three and six months ended June 30, 2017 was $2.8 million and $5.6 million, compared to $2.3 million and $4.2 million for the same periods in 2016.
Litigation
On March 28, 2016, AgaMatrix, Inc. filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix. On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under the U.S. patent law and those petitions were granted on March 6, 2017. Based on those grants, most activity in the patent infringement lawsuit against us in the District of Oregon was stayed until the inter partes review of the Patent Trial and Appeal Board is completed. On March 8, 2017, we filed a petition for inter partes review with the Patent Trial and Appeal Board seeking a determination that the third of the three asserted patents is invalid under U.S. patent law. This petition is still pending. It is our position that AgaMatrix’s assertions of infringement have no merit. On August 6, 2016, DexCom filed a patent infringement lawsuit in the United States Central District Court of California, asserting certain AgaMatrix products infringed a patent held by DexCom. On September 30, 2016 DexCom filed a First Amended Complaint asserting the same patent. DexCom believes certain AgaMatrix single-point blood glucose monitoring products infringe the asserted patent. Neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation can be assessed at this time. As of June 30, 2017, no amounts have been accrued in respect of this litigation.
We are subject to various claims, complaints and legal actions that arise from time to time in the normal course of business, including commercial insurance, product liability and employment related matters. In addition from time to time, we may bring claims or initiate lawsuits against various third parties with respect to matters arising out of the ordinary course of our business, including commercial and employment related matters. We do not expect that the resolution of these matters would, or will, have a material adverse effect or material impact on our consolidated financial position.
Purchase Commitments
We are party to various purchase arrangements related to our manufacturing and development activities including materials used in our CGM systems. As of June 30, 2017, we had purchase commitments with vendors totaling $70.7 million due within one year. There are no material purchase commitments due beyond one year.

6. Development and Other Agreements
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

7. Fair Value Measurements

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
The following table represents our fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of June 30, 2017 (in millions):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$349.1	$—	$349.1
Marketable securities, available for sale
U.S. government agencies	—	70.6	—	70.6
Commercial paper	—	25.2	—	25.2
Corporate debt	—	4.9	—	4.9
Total marketable securities, available for sale	$—	$100.7	$—	$100.7
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
There were no transfers between Level 1 and Level 2 securities during the three and six months ended June 30, 2017 and 2016. There were no transfers into or out of Level 3 securities during the three and six months ended June 30, 2017 and 2016.
The fair value, based on significant unobservable inputs (Level 3), of the Company’s outstanding 2022 Notes was $409.7 million at June 30, 2017. See Note 4 to the Unaudited Consolidated Financial Statements for further discussion on the carrying value of the Company’s 2022 Notes.
8. Income Taxes
Our effective tax rate for the three months ended June 30, 2017 was 120.1% compared to a negative rate of 0.5% for the three months ended June 30, 2016. Our effective tax rate was impacted primarily by a $17.1 million benefit related to the issuance of convertible debt. Under intraperiod allocation, the deferred tax liability related to the equity component of convertible debt is a source of income that can be used to recognize the tax benefit of the current year loss through continuing operations. The estimated tax benefit for the year is recorded at each interim period through the annual effective tax rate and may change with updates to our earnings through the future quarters of 2017. The tax benefit related to the issuance of the convertible debt will not recur in future years. The income tax benefit was offset by current income tax expense in profitable jurisdictions, withholding taxes, and state taxes.
We maintain a full valuation allowance against our net deferred tax assets as of June 30, 2017 based on our assessment that it is not more likely than not these future benefits will be realized before expiration.

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
From inception through June 30, 2017, we have generated $2.0 billion of product and development grant and other (non-product) revenue, and we have incurred operating losses in each year since our inception in May 1999. As of June 30, 2017, we had an accumulated deficit of $660.4 million. We expect our losses to continue as we proceed with our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and debt, and the sales of our products.

Financial Operations
Revenue
We sell our durable systems and disposable units through a direct sales force in the United States, Canada and portions of Europe, and through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Asia, Latin America, the Middle East and Africa. We have contracts with certain distributors, the majority of whom stock our products, and we refer to these distributors as Stocking Distributors, whereby the Stocking Distributors fulfill orders for our product from their inventory. We also have contracts with certain distributors that do not stock our products, but rather products are shipped directly to the customer by us on behalf of our distributor, and we refer to these distributors as Drop-Ship Distributors. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. We typically experience seasonality with lower sales in the first quarter of each year, compared to the previous fourth quarter, related to annual insurance deductible resets and unfunded flexible spending accounts.
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

Results of Operations
Quarter Ended June 30, 2017 Compared to June 30, 2016
Revenue, Cost of Sales and Gross Profit
Revenues increased $33.3 million to $170.6 million for the three months ended June 30, 2017 compared to $137.3 million for the three months ended June 30, 2016 based primarily on increased sales volume of our disposable sensors due to the continued growth of our installed base of customers using our G4 PLATINUM and G5 Mobile systems, and durable systems to both new and existing customers. Revenue attributable to our disposable sensors and durable systems was approximately 70% and 30%, respectively, of revenue, for each of the three months ended June 30, 2017 and June 30, 2016. Revenue from products shipped to our distributors, which are primarily Stocking Distributors, for the three months ended June 30, 2017 was approximately $125.6 million or 74% of our revenue compared to $95.3 million or 69% of our total revenue for the three months ended June 30, 2016.
Cost of sales increased $1.3 million to $53.1 million for the three months ended June 30, 2017 compared to $51.8 million for the three months ended June 30, 2016, primarily due to increased sales volume. The gross profit of $117.5 million, or 69% for the three months ended June 30, 2017 increased $32.0 million compared to $85.5 million, or 62%, for the same period in 2016, primarily due to increased revenue and a decrease in warranty costs.
Research and Development. Research and development expense increased $9.0 million to $45.3 million for the three months ended June 30, 2017, compared to $36.3 million for the three months ended June 30, 2016. The increase was primarily due to $5.2 million increase of expensed equipment, $4.3 million in additional salaries, bonus and payroll related costs, and $0.4 million of additional facilities related costs, offset by a decrease of $0.8 million in share-based compensation and a $0.8 million reduction of consulting expenses.
Selling, General and Administrative. Selling, general and administrative expense increased $16.5 million to $85.8 million for the three months ended June 30, 2017 compared to $69.3 million for the three months ended June 30, 2016. The increase was primarily due to higher sales and customer support related cost primarily due to increased headcount, and higher marketing costs to support revenue growth and the continued commercialization of our products in both the United States and Europe. Significant elements of the increase in selling, general, and administrative expenses included $8.1 million in additional salaries, bonus, and payroll related costs, $4.4 million in additional marketing costs, $2.0 million of additional software license expenses and $1.7 million of additional consulting fees, offset by a decrease of $0.8 million in share-based compensation costs.
Interest Expense. Interest expense increased $3.0 million to $3.1 million for the three months ended June 30, 2017 compared to $0.1 million for the three months ended June 30, 2016. The increase was primarily due to an additional $2.4 million of interest expense related to the 2022 Notes.
Income Tax Benefit. Our income tax benefit was $17.3 million on a pre-tax loss of $14.4 million, resulting in an effective tax rate of approximately 120% for the three months ended June 30, 2017, compared to income tax expense of $0.1 million on a pre-tax loss of $20.1 million and a negative effective tax rate of 0.5% for the three months ended June 30, 2016. The current period benefit is primarily attributable to an income tax benefit for current year losses, as the deferred tax liability created by the issuance of convertible debt is considered a source of income to recognize the tax benefit of the current year loss. The tax benefit is offset by withholding and other income tax expense in profitable jurisdictions.

Six Months Ended June 30, 2017 Compared to June 30, 2016
Revenue, Cost of Sales and Gross Profit
Revenues increased $59.4 million to $312.9 million for the six months ended June 30, 2017 compared to $253.5 million for the six months ended June 30, 2016 based primarily on increased sales volume of our disposable sensors due to the continued growth of our installed base of customers using our G4 PLATINUM and G5 Mobile systems and durable systems to both new and existing customers. Revenue attributable to our disposable sensors and durable systems was approximately 70% and 30%, respectively, of total revenue, for each of the six months ended June 30, 2017 and 2016. Revenue from products shipped to our distributors, which are primarily Stocking Distributors, for the six months ended June 30, 2017 was approximately $235.4 million or 75% of our revenue compared to $184.2 million or 73% of our total revenue for the six months ended June 30, 2016.
Cost of sales increased $8.4 million to $101.3 million for the six months ended June 30, 2017 compared to $92.9 million for the six months ended June 30, 2016, primarily due to increased sales volume. The gross profit of $211.6 million, or 68% for the six months ended June 30, 2017 increased $51.0 million compared to $160.6 million, or 63% for the same period in 2016, primarily due to increased revenue and a decrease in warranty costs.
Research and Development. Research and development expense increased $24.9 million to $93.4 million for the six months ended June 30, 2017, compared to $68.5 million for the six months ended June 30, 2016. The increase was primarily due to $12.8 million in additional salaries, bonus and payroll related costs, $5.0 million increase of expensed equipment, $2.5 million in additional share-based compensation, $2.0 million of additional clinical trial costs related to development of our future products, and $1.2 million of additional facilities related costs.
Selling, General and Administrative. Selling, general and administrative expense increased $40.8 million to $172.2 million for the six months ended June 30, 2017, compared to $131.4 million for the six months ended June 30, 2016. The increase was primarily due to higher headcount related selling, marketing and customer support costs to support revenue growth and the continued commercialization of our products. Significant elements of the increase in selling, general, and administrative expenses included $19.3 million in additional salaries, bonus, and payroll related costs, $9.1 million of additional marketing costs, $4.6 million in additional consulting fees, $2.6 million of additional software license costs, and $1.5 million in additional share-based compensation costs.
Interest Expense. Interest expense was $3.6 million for the six months ended June 30, 2017 compared to $0.2 million for the six months ended June 30, 2016 and is related to our 2022 Notes and Revolving Credit Agreement. The increase was primarily due to an additional $2.4 million of interest expense related to the 2022 Notes.
Income Tax Benefit. Income tax benefit was $15.9 million on a pre-tax loss of $54.7 million, resulting in an effective tax rate of approximately 29% for the six months ended June 30, 2017, compared to income tax expense of $0.1 million on a pre-tax loss of $39.3 million and a negative effective tax rate of 0.3% for the six months ended June 30, 2016. The current period benefit is primarily attributable to an income tax benefit for current year losses, as the deferred tax liability created by the issuance of convertible debt is considered a source of income to recognize the tax benefit of the current year loss. The tax benefit is offset by withholding and other income tax expense in profitable jurisdictions.

Liquidity and Capital Resources
We have incurred losses since our inception in May 1999. As of June 30, 2017, we had an accumulated deficit of $660.4 million and had working capital of $551.7 million. To date, we have funded our operations primarily through offerings of equity securities and debt, and the sales of our products.
In June 2016, we entered into a $200.0 million Credit Agreement, including a subfacility of up to $10.0 million for letters of credit, of which $5.6 million is still available. The revolving loans under the Credit Agreement will be available for general corporate purposes, including working capital and capital expenditures. On March 3, 2017 we drew $75.0 million on the Credit Agreement under a six month term and we repaid the entire principal balance on May 19, 2017. As of June 30, 2017 we had no outstanding borrowings under the Credit Agreement, and $200.0 million under the Credit Agreement remains available.
In May 2017, we completed an offering of $350.0 million aggregate principal amount of 0.75% convertible senior notes due 2022 (the "2022 Notes") and, in June 2017 the initial purchasers exercised their option to purchase an additional $50.0 million aggregate principal amount. The 2022 Notes have a stated interest rate of 0.75% and a maturity date of May 15, 2022. Holders may elect to convert any time after February 15, 2022 for shares. The 2022 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. We used a portion of the net proceeds of the offering of the 2022 Notes to repay $75.0 million of borrowings under our existing credit facility. The remainder of the proceeds are available for general corporate purposes and capital expenditures, including working capital needs and buildout of our manufacturing facility in Arizona. We may also use the net proceeds to expand our current business through in-licensing or acquisitions of, or investments in, other businesses, products or technologies; however, we do not have any commitments with respect to any such acquisitions or investments at this time.
Our cash, cash equivalents and marketable securities totaled $496.6 million as of June 30, 2017. Our cash, cash equivalents, and marketable securities portfolio is primarily denominated in U.S. dollars and consists of investment grade, highly liquid securities of various holdings including obligations of U.S. government sponsored enterprises, commercial paper, corporate debt, and money market funds. The change in our cash, cash equivalents and marketable securities during the six months ended June 30, 2017 was due to the factors described in the “Cash Flow Summary” below.
Cash Flow Summary
The following table sets forth a summary of our cash flows for the periods indicated (in millions):

	Six Months Ended June 30,		Change
	2017	2016
Net cash provided by operating activities	$14.6	$19.9	$(5.3)
Net cash used in investing activities	$(106.7)	$(20.8)	$(85.9)
Net cash provided by financing activities	$394.7	$2.5	$392.2

As of June 30, 2017, we had $395.9 million of cash and cash equivalents compared to $94.5 million as of December 31, 2016, an increase of $301.4 million. The cash flows during the six months ended June 30, 2017 were related primarily to the following items:

Cash inflows:

•
Net cash provided by operating activities of $14.6 million comprised of net loss of $38.8 million, offset by $54.6 million of net non-cash expenses. Non-cash expenses of $71.7 million were primarily related to share-based compensation, depreciation and amortization, and non-cash interest expense related to our senior convertible notes, and were partially offset by $17.1 million of deferred tax benefits related to our senior convertible notes.

•	Proceeds from issuance of common stock of $5.7 million pursuant to the exercise of then-outstanding stock options.

•	Proceeds from short-term borrowings of $75.0 million.

•	Proceeds from issuance of senior convertible notes, net of issuance costs, of $389.0 million.

Cash outflows:

•	Capital expenditures of $34.9 million primarily related to purchase of manufacturing equipment, facility related build-outs and office equipment.

•	Net cash outflow of $71.8 million as a result of marketable securities transactions.

•	Repayment of short-term borrowings of $75.0 million.

Net Cash Provided by Operating Activities. The decrease in cash provided by operating activities was primarily due to a decrease of $5.5 million in non-cash expenses, offset by $0.6 million in lower net loss. The decrease in non-cash expenses was due to $17.1 million deferred tax benefit for the quarter ended June 30, 2017 related to our senior convertible notes, partially offset by an increase in share-based compensation and non-cash interest expense related to our senior convertible notes.
Net Cash Used in Investing Activities. The change in cash used in investing activities was primarily due to $72.6 million net cash used as a result of marketable securities transactions and an additional $12.9 million to purchase equipment to support facility related build-outs, manufacturing equipment and information technology infrastructure.
Net Cash Provided by Financing Activities. The increase in cash provided by financing activities was due to $389.0 million proceeds from the issuance of senior convertible notes, net of issuance costs, and $0.9 million increase in proceeds from the issuance of common stock pursuant to the exercise of then-outstanding stock options.
Operating Capital and Capital Expenditure Requirements
We anticipate that we will continue to incur operating losses as we incur expenses and expand the commercialization of our approved products domestically and internationally, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.
We believe that our cash, cash equivalents, marketable securities balances, projected cash contributions from our commercial operations and $200.0 million available under our Credit Agreement, of which $200.0 million remains available, will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs through at least June 30, 2018. If our available cash, cash equivalents and marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products or new markets for our existing products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, we cannot guarantee that we will be successful in obtaining additional cash contributions from future partnership arrangements. Our ability to transition to, and maintain profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we are unable to obtain additional financing, we may be required to reduce planned increases in compensation related expenses or other operating expenses related to research, development, and commercialization activities, which could have an adverse impact on our ability to achieve our intended business objectives.
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

Contractual Obligations

We are party to various purchase arrangements related to components used in manufacturing and research and development activities. As of June 30, 2017, we had firm purchase commitments with certain vendors totaling approximately $70.7 million due within one year. There are no material purchase commitments due beyond one year.
We are party to various leasing arrangements as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and Note 4 to our Consolidated Financial Statements in this Form 10-Q. We have not entered into any significant new leasing arrangements during the three and six months ended June 30, 2017.
The following table summarizes our outstanding contractual obligations as of June 30, 2017 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in millions):

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$60.6	$4.2	$20.7	$22.7	$13.0
Senior convertible notes (1)	415.0	3.0	9.0	403.0	—
Purchase commitments	70.7	70.7	—	—	—
Total	$546.3	$77.9	$29.7	$425.7	$13.0

(1)
Senior convertible notes were issued in May and June 2017 which are due in May 2022, obligations include both principal and interest. Although these notes mature in 2022, they may be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayment of the principal amounts sooner than scheduled repayment as indicated in the table. See Note 4 to our Consolidated Financial Statements for further discussion of the terms of the senior convertible notes.

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
Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Our accounting policies and estimates which are most critical to a full understanding and evaluation of our reported financial results are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There were no material changes to our critical accounting policies during the six months ended June 30, 2017.

Recent Accounting Guidance

In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for Revenue from Contracts with Customers, to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five step process to achieve this core principle and it is possible when the five step process is applied, more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The updated standard permits the use of either the retrospective or modified retrospective transition method and is effective for us in our first quarter of 2018. We are currently in the process of completing the initial assessment of the impact that this new revenue recognition standard will have on our consolidated financial statements. As part of the initial assessment, we are reviewing a representative sample of contracts across our various streams of revenue and geographies to identify potential differences that could result from applying the requirements of the new standard. The analysis includes identifying whether there may be differences in timing of revenue recognition under the new standard as well as assessing performance obligations, variable consideration and contract costs. We have not yet estimated the impact, if any, of the new standard on the timing and pattern of our revenue recognition. We will continue to evaluate the future impact and method of adoption of ASU 2014 -09 and related amendments on the Consolidated Financial Statements and related disclosures throughout 2017.

In July 2015, the FASB issued guidance to change the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The guidance requires that inventory accounted for under the first-in, first-out (FIFO) or average cost methods be measured at the lower of cost and net realizable value, where net realizable value represents the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance was effective for us in the first quarter of fiscal 2017 with no material impact on our consolidated financial statements.
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
Foreign Currency Risk
A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in United States dollars. Accordingly, we have assessed that we do not have any material net exposure to foreign currency exchange rate fluctuations at this time. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily the British Pound, the Euro and the Swiss Franc, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.
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
On March 28, 2016, AgaMatrix, Inc. filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix. On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under the U.S. patent law and those petitions were granted on March 6, 2017. Based on those grants, most activity in the patent infringement lawsuit against us in the District of Oregon was stayed until the inter partes review of the Patent Trial and Appeal Board is completed. On March 8, 2017, we filed a petition for inter partes review with the Patent Trial and Appeal Board seeking a determination that the third of the three asserted patents is invalid under U.S. patent law. This petition is still pending. It is our position that AgaMatrix’s assertions of infringement have no merit. On August 6, 2016, DexCom filed a patent infringement lawsuit in the United States Central District Court of California, asserting certain AgaMatrix products infringed a patent held by DexCom. On September 30, 2016 DexCom filed a First Amended Complaint asserting the same patent. DexCom believes certain AgaMatrix single-point blood glucose monitoring products infringe the asserted patent. Neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation can be assessed at this time. As of June 30, 2017, no amounts have been accrued in respect of this litigation.
We are subject to various claims, complaints and legal actions that arise from time to time in the normal course of business, including commercial insurance, product liability and employment related matters. In addition from time to time, we may bring claims or initiate lawsuits against various third parties with respect to matters arising out of the ordinary course of our business, including commercial and employment related matters. We do not believe we are party to any currently pending legal proceedings, the outcome of which could have a material adverse effect on our business, financial condition or results of operations. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. Before making a decision to invest in, hold or sell our common stock, stockholders and potential stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q, as well as the other information we file with the Securities and Exchange Commission. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the value of our common stock could decline and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business, financial condition or results of operations. Refer to our disclaimer regarding forward-looking statements at the beginning of our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Factors that May Affect our Financial Condition and Results of Operations
Risks Related to Our Business
We have incurred losses since inception and anticipate that we will incur continued losses in the future.
We have incurred operating losses in each year since our inception in May 1999, including operating losses of $38.8 million for the six months ended June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $660.4 million. We have financed our operations primarily through private and public offerings of equity securities and debt, and the sales of our products. We have devoted substantial resources to:

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
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercializing our products, including growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our next generation ambulatory continuous glucose monitoring sensors and systems. Although we recently raised $389.0 million in net proceeds through the private sale of our convertible notes, $75.0 million of which was used to repay our credit facility, and now have $200.0 million available to us under our credit facility, we may need additional funds to continue the commercialization of our current products and to develop and commercialize our next generation sensors and systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we may need will depend on many factors, including:

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
We have entered into distribution arrangements to leverage established distributors already engaged in the diabetes marketplace. We have entered into distribution agreements with Byram and Edgepark, pursuant to which we generated approximately 15% and 11% respectively, of our total revenue during the six months ended June 30, 2017. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. To the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States, Europe or other countries, our product margins could be lower than if we directly marketed and sold our products. To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and people with diabetes in Europe or other countries will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe or other countries. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.
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
As a medical device company, reimbursement from Medicare, other national healthcare systems, and private third-party healthcare payors is an important element of our success. In January 2017, the Centers for Medicare & Medicaid Services, or CMS, established a classification of “Therapeutic Continuous Glucose Monitors” as durable medical equipment under Medicare Part B, subject to payment by Medicare under certain coverage conditions to be determined by CMS, by local Medicare Administrative Contractors or on a patient claim by claim basis. This is a decision we had pursued for many years and which was made possible by the FDA’s decision in December 2016 to approve a non-adjunctive indication, or use, for our G5 Mobile system. In March 2017, CMS Medicare Administrative Contractors issued interim instructions for individual claim adjudication providing instructions and billing codes for the reimbursement of individual claims for therapeutic CGM reimbursement that apply to our G5 Mobile system and in May 2017, CMS Medicare Administrative Contractors issued a revision to an existing joint Local Coverage Determination, or LCD, which establishes the Medicare conditions of coverage for therapeutic CGM. Similarly, in September 2016, Germany's Federal Joint Committee agreed to provide reimbursement for continuous glucose monitoring systems under certain conditions which we believe are met by our G4 Platinum and G5 Mobile systems.
A number of regulatory and commercial hurdles remain relating to wide scale sales to Medicare beneficiaries. If we are unable to successfully address these hurdles, reimbursement of our products may be limited to a smaller subset of people with diabetes covered by Medicare or to those people with diabetes covered by third-party payors that have adopted policies for CGM devices allowing for coverage of these devices if certain conditions are met. Adverse coverage or reimbursement decisions relating to our products by CMS, its Medicare Administrative Contractors, other state or federal payors, and/or third-party commercial payors could significantly reduce reimbursement, which could have an impact on the acceptance of, and demand for, our products and the prices that our customers are willing to pay for them.
As of August 1, 2017, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our products by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on CGM devices, typically, though not exclusively, under durable medical equipment benefits, those coverage policies frequently require significant medical documentation in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. Moreover, it is not uncommon for federal and/or state agencies and their contractors to conduct periodic routine billing and compliance reviews that may entail extensive documentation requests, cooperation with which may require significant time and resources.
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

Uncollectible uninsured and patient due accounts could adversely affect our results of operations.

The primary collection risks for our accounts receivable relate to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (exclusions, deductibles and copayments) remain outstanding. In the event that we are unsuccessful in collecting payments owed by patients, and/or experience increases in the amount, or deterioration in the collectability, of uninsured and patient due accounts receivable, this could adversely affect our cash flows and results of operations. We may also be adversely affected by the growth in patient responsibility accounts as a result of increases in the adoption of plan structures, due to evolving health care policy and insurance landscapes that shift greater responsibility for care to individuals through greater exclusions and copayment and deductible amounts.
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
Unexpected changes to the FDA or foreign regulatory approval processes could also delay or prevent the approval of our products submitted for review. For example, as part of the 21st Century Cures Act passed in 2016, Congress enacted several reforms that further affect medical device regulation both pre- and post-approval. In addition, the FDA is in the process of reviewing the 510(k) approval process and criteria and has announced initiatives to improve the current pre- and post-market regulatory processes and requirements associated with infusion pumps and other home use medical devices. As part of this effort, the FDA is reviewing the adverse event reporting and recall processes for insulin pumps. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. The data contained in our submission, including data drawn from our clinical trials, may not be sufficient to support approval of our products or additional or expanded indications. Medical device company stock prices have declined significantly in certain circumstances where companies have failed to meet expectations in regards to the timing of regulatory approval. If the FDA's response causes product approval delays, or is not favorable for any of our products, our stock price could decline substantially.

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

Health care policy changes, including U.S. health care reform legislation, may have a material adverse effect on our business.

In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators, and third-party payors to control these costs and, more generally, to reform the U.S. health care system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. The adoption of some or all of these proposals could have a material adverse effect on our business, financial condition and results of operations.
Comprehensive healthcare legislation, signed into law in the United States in March 2010-the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “ACA”) imposes certain stringent compliance, recordkeeping, and reporting requirements on companies in various sectors of the life sciences industry, with which we may need to comply, and enhanced penalties for non-compliance with the new healthcare regulations. However, there are many programs and requirements under the ACA for which the consequences are not fully understood, and it is unclear what the full impact will ultimately be from the ACA. Costs of compliance with this legislation, or any future amendments thereto, may have a material adverse effect on our business, financial condition and results of operations.
The ACA also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination, such as bundled physician and hospital payments.
Other legal, regulatory and commercial policy influences are subjecting our industry to significant changes, and we cannot predict whether new regulations or policies will emerge from U.S. federal or state governments, foreign governments, or third party payors. Government and commercial payors may, in the future, consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect reimbursement for healthcare products such as our systems. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness, and costs of different treatment technologies and modalities; imposing price controls and taxes on medical device providers; and other measures. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for our current and future products. These include changes that may reduce reimbursement rates for our products and changes that may be proposed or implemented by the current or future laws or regulations.
The ACA included an annual excise tax on the sale of medical devices equal to 2.3% of the price of the device starting on January 1, 2013, which does not include, under Internal Revenue Service (“IRS”) guidance, our existing systems as they are medical devices deemed to be generally purchased by the general public at retail under such legislation. The Protecting Americans from Tax Hikes Act of 2015 was enacted on December 18, 2015, which suspended the medical device excise tax until the end of 2017, but the excise tax’s status is unclear for 2018 and subsequent years, particularly in light of efforts to repeal and replace the ACA. Under the ACA, the total cost to the medical device industry is expected to be approximately $20 billion over 10 years.
As of June, 2017, we believe that our current CGM products were exempt from the excise tax, except for our G4 PLATINUM system for professional use which is subject to the excise tax. The current tax liability related to our G4 PLATINUM system for professional use is immaterial, but may become material in the future. Notwithstanding our belief, if the IRS were to determine that this tax applies to any of our current or future products, our future operating results could be harmed, which in turn could cause the price of our stock to decline. In addition, because of the uncertainty surrounding these issues, the impact of this tax has not been reflected in our forward guidance.
Currently, the U.S. Congress is acting on legislation intended to repeal and replace the ACA. We cannot predict whether the ACA will be repealed, replaced, or modified or how such repeal, replacement or modification may be timed or structured. As a result, we cannot quantify or predict the effect of such repeal, replacement, or modification might have on our business and results of operations. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

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
The healthcare industry generally, and our business specifically, is subject to extensive foreign, federal, state and local laws and regulations, including those relating to:

•	the pricing of our products and services;

•	the distribution of our products and services;

•	billing for services;

•	the obligation to report and return identified overpayments;

•	financial relationships with physicians and other referral sources;

•	inducements and courtesies given to physicians and other health care providers and patients;

•	labeling products;

•	the characteristics and quality of our products and services;

•	confidentiality, maintenance and security issues associated with medical records and individually identifiable health and other personal information;

•	medical device reporting;

•	prohibitions on kickbacks, also referred to as anti-kickback laws or regulations;

•	any scheme to defraud any healthcare benefit program;

•	physician payment disclosure requirements;

•	personal health information;

•	privacy;

•	data protection;

•	mobile communications;

•	false claims; and

•	professional licensure.
These laws and regulations are extremely complex and, in some cases, still evolving. If our operations are found to violate any of the foreign, federal, state or local laws and regulations which govern our activities, we may be subject to litigation, government enforcement actions, and applicable penalties associated with the violation, potentially including civil and criminal penalties, damages, fines, exclusion from participation in certain payor programs or curtailment of our operations. Compliance obligations under these various laws are oftentimes detailed and onerous, further contributing to the risk that we could be found to be out of compliance with particular requirements. The risk of being found in violation of these laws and regulations is further increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations.
The FDA, CMS, the Office of Inspector General for the Department of Health and Human Services, the Department of Justice, states' attorneys general and other governmental authorities actively enforce the laws and regulations discussed above. In the United States, medical device manufacturers have been the target of numerous government prosecutions and investigations alleging violations of law, including claims asserting impermissible off-label promotion of medical devices, payments intended to influence the referral of federal or state healthcare business, and submission of false claims for government reimbursement. While we make every effort to comply with applicable laws, we cannot rule out the possibility that the government or other third parties could interpret these laws differently and challenge our practices under one or more of these laws. This likelihood of allegations of non-compliance is increased by the fact that under certain federal and state laws applicable to our business, individuals, known as relators, may bring an action alleging violations of such laws, and potentially be awarded a share of any damages or penalties ultimately awarded to the applicable government body.
Any action against us alleging a violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's time and attention from the operation of our business.
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

Our failure to comply with laws, regulations and contract requirements relating to reimbursement of health care goods and services may subject us to penalties and adversely impact our reputation, business, financial condition and cash flows.
Our products are purchased principally by individual patients, who may be eligible for insurance coverage of their devices from various third-party payors, such as governmental programs (e.g., Medicare, Medicaid and comparable non-U.S. programs), private insurance plans, and managed care plans. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payors is critical because it affects which products customers purchase and the prices they are willing to pay. As a result, our products are subject to regulation regarding quality and cost by the U.S. Department for Health & Human Services, including CMS, as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care goods and services. The principal U.S. federal laws that implicate reimbursement issues include those that prohibit (i) the filing of false or improper claims for federal payment, known as the federal civil False Claims Act, (ii) unlawful inducements for the referral of business reimbursable under federally-funded health care programs, known as the federal health care program Anti-Kickback Statute, and (iii) health care service providers from seeking reimbursement for providing certain services to a patient who was referred by a physician who has certain types of direct or indirect financial relationships with the service provider, known as the physician self-referral law, or the "Stark Law." Many states have similar laws that apply to reimbursement by state Medicaid and other government-funded programs, as well as, in some cases, to all payors. In addition, the federal overpayment statute, as interpreted by CMS, requires the report and return of identified overpayments received from federal health care programs within 60 days of identification and quantification, and requires the exercise of reasonable diligence to investigate credible information regarding potential overpayments. Insurance companies can also bring a private cause of action claiming treble damages against a manufacturer for causing a false claim to be filed under the federal Racketeer Influenced and Corrupt Organizations Act, RICO. Additionally, as a manufacturer of U.S. FDA‑approved devices reimbursable by federal healthcare programs, we are subject to the federal Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals.
We may be subject to these (and other) laws regulating the provision of, and reimbursement for, health care goods and services, both in our capacity as a medical device manufacturer and/or as a supplier of covered items and services to federal health care program beneficiaries, with respect to which items and services we submit claims for reimbursement from such programs. The laws and regulations of health care goods and services that apply to us, including those described above, are subject to evolving interpretations and enforcement discretion. As part of our compliance program, we have reviewed our sales contracts, marketing materials, and billing practices (among others) to reduce the risk of non-compliance with these and other foreign, federal and state laws. If a governmental authority was to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees could be subject to criminal and civil penalties, including, for example, exclusion from participation as a supplier of product to beneficiaries covered by CMS. Any failure to comply with laws, regulations or contractual requirements relating to reimbursement and health care goods and services could adversely affect our reputation, business, financial condition and cash flows.
With respect to the federal Anti-Kickback Statute, Congress and the U.S. Department of Health & Human Services Office of Inspector General, or OIG, have established a large number of statutory exceptions and regulatory safe harbors. An arrangement that fits squarely into an exception or safe harbor is immune from prosecution under the Anti-Kickback Statute. We train and educate employees and marketing representatives on the Anti-Kickback Statute and their obligations thereunder, and we endeavor to comply with the applicable safe harbors. However, some of our arrangements, like many other common and non-abusive arrangements, may implicate the Anti-Kickback Statute and are not covered by a safe harbor, but nevertheless do not implicate any of the statute’s principal policy objectives and, as such, likely do not pose a material risk of program abuse or warrant the imposition of sanctions. However, we cannot offer assurance that arrangements that do not squarely meet an exception or safe harbor will not be found to violate the Anti-Kickback Statute. Allegations of violations of the Anti-Kickback Statute may be brought under the federal Civil Monetary Penalty Law, which requires a lower burden of proof than other fraud and abuse laws, including the Anti-Kickback Statute.
Our financial relationships with referring physicians and their immediate family members must comply with the Stark Law by meeting an applicable exception. We attempt to structure our relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions are detailed and complex, and we cannot assure you that every relationship complies fully with the Stark Law. Unlike the Anti-Kickback Statute, failure to meet an exception under the Stark Law results in a violation of the Stark Law, even if such violation is technical in nature.
Additionally, if we violate the Anti-Kickback Statute or Stark Law, or if we improperly bill for our services, or retain overpayments longer than 60 days after identification, or fail to act with reasonable diligence to investigate credible information regarding potential overpayments, we may be found to violate the federal civil False Claims Act, either under a suit brought by the government or by a private person under a qui tam relator, or “whistleblower,” suit.

We could become the subject of governmental investigations, claims and litigation.
Health care companies are subject to numerous investigations by various governmental agencies. Further, under the False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. Depending upon whether the underlying conduct alleged in such inquiries or investigations could be considered systemic, the resolution could have a material, adverse effect on our financial position, results of operations, and liquidity.
Governmental agencies and their agents, such as CMS Medicare Administrative Contractors and other CMS contractors, as well as the OIG, state Medicaid programs, and other state and federal agencies may conduct audits of our operations, relating to covered items and services including those furnished to beneficiaries, health care providers and distributors. Private payors may conduct similar post-payment audits, and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material, adverse effect on our financial position, results of operations and liquidity.
CMS contracts with Recovery Audit Contractors, or RACs, on a contingency fee basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The ACA expanded the RAC program’s scope to include managed Medicare plans and Medicaid claims. RAC denials are appealable; however, there currently are significant delays in the assignment of new Medicare appeals to Administrative Law Judges, which negatively impacts our ability to appeal RAC payment denials. In addition, CMS employs various other program integrity contractors-including zone program integrity contractors (ZPICs), Medicaid integrity contractors (MICs), and unified program integrity contractors (UPICs)-to perform post-payment audits of claims and identify overpayments, and state Medicaid agencies and other contractors have increased their review activities.
We are not presently aware of any governmental investigations involving our executives or us. However, any future investigations of our executives, our managers or us could result in significant liabilities or penalties to us, as well as adverse publicity. Should we be found out of compliance with any of these laws, regulations or programs, depending on the nature of the findings, our business, our financial position and our results of operations could be negatively impacted.
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

We depend upon third-party suppliers, making us vulnerable to supply problems and price fluctuations, which could harm our business.
We rely on OnCore Manufacturing Services to manufacture and supply circuit boards for our receiver and transmitter; we rely on Semiconductor Corp. to manufacture and supply the application specific integrated circuit that is incorporated into the transmitter; we rely on DSM PTG, Inc. to manufacture certain polymers used to synthesize our polymeric biointerface membranes for our products; and we rely on The Tech Group to supply our injection molded components. Each of these suppliers other than OnCore is a single-source supplier. In some cases, our agreements with these and our other suppliers can be terminated by either party upon short notice. Our contract manufacturers also rely on single-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, failed FDA audit or inspection, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. If our single-source suppliers shift their manufacturing and assembly sites to other locations, these new sites may require additional FDA approval and inspection. Should any such FDA approval be delayed, or such inspection require corrective action, our supply of critical components may be constrained or eliminated. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

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
As an example of the difficulty of complying with the regulatory requirements associated with the manufacture of our products, on February 23, 2016, we issued a customer notification via the DexCom website and certified mail regarding the audible alarms and alerts associated with our DexCom G4 PLATINUM and DexCom G5 Mobile receivers. This was classified as a voluntary Class 1 recall by the FDA. The issue with the audible alarms and alerts was identified as a result of our continuous review of complaints received from our customers. A failure of the audible alarms and alerts may cause our customers to not detect a severe hypoglycemic (low glucose) or hyperglycemic (high glucose) event. We have implemented a solution for the audible alarms and alerts issue identified in the customer notification. We notified the FDA that we believe all required actions with respect to the customer notification have been completed. We are currently awaiting the FDA’s response.
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

On March 28, 2016, AgaMatrix, Inc. filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix.  On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under the U.S. patent law and those petitions were granted on March 6, 2017. Based on those grants, most activity in the patent infringement lawsuit against us in the District of Oregon was stayed until the inter partes review of the Patent Trial and Appeal Board is completed. On March 8, 2017, we filed a petition for inter partes review with the Patent Trial and Appeal Board seeking a determination that the third of the three asserted patents is invalid under U.S. patent law. This petition is still pending. It is our position that AgaMatrix’s assertions of infringement have no merit. On August 6, 2016, DexCom filed a patent infringement lawsuit in the United States Central District Court of California, asserting certain AgaMatrix products infringed a patent held by DexCom. On September 30, 2016 DexCom filed a First Amended Complaint asserting the same patent. DexCom believes certain AgaMatrix single-point blood glucose monitoring products infringe the asserted patent. Neither the outcome of the litigation nor the amount and range of potential fees associated with the litigation can be assessed at this time. As of June 30, 2017, no amounts have been accrued in respect of this litigation. Any infringement or misappropriation claim could cause us to incur significant costs, place significant strain on our financial resources, divert management's attention from our business and harm our reputation. If the relevant patents are upheld as valid and enforceable and we are found to infringe such patents, we could be prohibited from selling our product that is found to infringe unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain a license on terms acceptable to us, if at all, and we may not be able to redesign our products to avoid infringement. Even if we are able to redesign our products to avoid an infringement claim, we may not receive FDA approval for such changes in a timely manner or at all. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, selling or offering to sell one or more of our products, or could enter an order mandating that we undertake certain remedial activities. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.
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

To protect our proprietary rights, we may in the future need to assert claims of infringement against third parties. The outcome of litigation to enforce our intellectual property rights in patents, copyrights, trade secrets or trademarks is highly unpredictable, could result in substantial costs and diversion of resources, and could have a material adverse effect on our business, financial condition and results of operations regardless of the final outcome of such litigation. In the event of an adverse judgment, a court could hold that some or all of our asserted intellectual property rights are not infringed, invalid or unenforceable, and could award attorney fees.
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
Also, Medtronic, and other third parties, have developed, or are developing, insulin pumps augmented with continuous glucose monitoring systems that provide, among other things, the ability to automate basal insulin dosing and to suspend insulin administration while the user's glucose levels are low. Medtronic received FDA approval for its 670G insulin delivery system in September 2016 and launched this system in 2017.
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
In addition, in the periods leading up to the launch of new or upgraded versions of our continuous glucose monitoring products, our customers’ anticipation of the release of those products may cause them to cancel, change or delay current period purchases of our current products, which could have a material adverse effect on our business, financial condition and results of operations.
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
We are subject to a number of foreign, federal and state laws and regulations protecting the use and confidentiality of certain patient health and personal information, including patient records, and restricting the use and disclosure of that protected information. These laws include foreign, federal and state medical privacy laws, breach notification laws and foreign, federal and state consumer protection laws.
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
In the ordinary course of our business, we collect and store sensitive data, such as our proprietary business information and that of our clients as well as personally identifiable information of our customers, including full names, social security numbers, addresses, and birth dates, in our data centers and on our networks. Our employees may also have access to, receive and use personal health information in the ordinary course of our business. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures and business controls, our information technology and infrastructure may be vulnerable to attacks by hackers, breached due to employee error, malfeasance or other disruptions or subject to the inadvertent or intentional unauthorized release of information. Any such occurrence could compromise our networks and the information stored thereon could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could (i) result in legal claims or proceedings, and liability under laws that protect the privacy of personal information and regulatory penalties, (ii) disrupt our operations and the services we provide to our clients and (iii) damage our reputation, any of which could adversely affect our profitability, revenue and competitive position.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer and could subject us to substantial liabilities.
The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act ("HIPAA"), as amended, and implementing regulations, extensively regulate the use and disclosure of individually identifiable health information, known as “protected health information,” and require covered entities, including health plans and most health care providers, to implement administrative, physical and technical safeguards to protect the security of such information. Certain provisions of the security and privacy regulations apply to business associates (entities that handle protected health information on behalf of covered entities), and business associates are subject to direct liability for violation of these provisions. In addition, a covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. We are also subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information that may be more onerous than corresponding U.S. laws, including in particular the laws of Europe.
Covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay and notification must also be made to the U.S. Department of Health & Human Services, Office for Civil Rights (OCR) and, in certain situations involving large breaches, to the media. Various state laws and regulations may also require us to notify affected individuals and state agencies in the event of a data breach involving individually identifiable information.
Violations of the HIPAA privacy and security regulations may result in criminal and civil penalties. The U.S. Department of Health & Human Services, Office for Civil Rights, or OCR, enforces the regulations and performs compliance audits. In addition to enforcement by OCR, state attorneys general are authorized to bring civil actions seeking either injunction or damages in response to violations that threaten the privacy of state residents. OCR may resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, but OCR has the discretion to move directly to impose monetary penalties and is required to impose penalties for violations resulting from willful neglect. We follow and maintain a HIPAA compliance plan, which we believe complies with the HIPAA privacy and security regulations, but there can be no assurance that OCR or other regulators will agree. The HIPAA privacy regulations and security regulations have and will continue to impose significant costs on us in order to comply with these standards.
There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. We remain subject to federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to data breaches.
In May 2018, the General Data Protection Regulation, or GDPR, becomes effective in the European Union. The GDPR represents a significant change in the data privacy and security laws applicable in the European Union, and in many ways increases the requirements on companies like DexCom in complying with European Union law. We are currently planning for that effectiveness. It is a complex regulation that will impose additional procedures, documentation and restrictions, and as the GDPR becomes effective and its provisions are interpreted by European Union agencies, it could negatively impact our business, financial condition and results of operations.

Cybersecurity risks and cyber incidents could result in the compromise of confidential data or critical data systems and give rise to potential harm to customers, remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations.
Cyber incidents can result from deliberate attacks or unintentional events. We collect and store on our networks sensitive information, including intellectual property, proprietary business information and personally identifiable information of our customers. The secure maintenance of this information and technology is critical to our business operations. We have implemented multiple layers of security measures to protect the confidentiality, integrity and availability of this data and the systems and devices that store and transmit such data. We utilize current security technologies, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems create risk of cybersecurity incidents. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures.
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
There can be no assurance that we will not be subject to cybersecurity incidents that bypass our security measures, impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our information systems, devices or business, including our ability to deliver services to our customers. As a result, cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our enterprise, information systems and data from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. The occurrence of any of these events could result in (i) harm to customers; (ii) business interruptions and delays; (iii) the loss, misappropriation, corruption or unauthorized access of data; (iv) litigation, including potential class action litigation, and potential liability under privacy, security and consumer protection laws or other applicable laws; (v) reputational damage and (vi) foreign, federal and state governmental inquiries, any of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.
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
We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, ransomware or other malware, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third party vendor, such measures cannot provide absolute security. If our systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may significantly suffer and we may be subject to litigation, government enforcement actions and other actions for which we could face financial liability and other adverse consequences which may include:

•	additional government oversight of our operations;

•	loss of existing customers;

•	difficulty in attracting new customers;

•	problems in determining product cost estimates and establishing appropriate pricing;

•	difficulty in preventing, detecting, and controlling fraud;

•	disputes with customers, physicians, and other health care professionals;

•	increases in operating expenses, incurrence of expenses, including remediation costs;

•	loss of revenues;

•	product development delays;

•	disruption of key business operations; and

•	diversion of attention of management and key information technology resources.

The failure to comply with U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws in non-U.S. jurisdictions could materially adversely affect our business and result in civil and/or criminal sanctions.
The U.S. Foreign Corrupt Practices Act, or FCPA, and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials and, in some instances, other persons for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the United States are with governmental entities and are therefore potentially subject to such anti-bribery laws. Global enforcement of anti-corruption laws has increased substantially in recent years, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by U.S. and foreign governmental agencies, and assessment of significant fines and penalties against companies and individuals. Our international operations create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or distributors, because these parties are not always subject to our control. It is our policy to implement safeguards to educate our employees and agents on these legal requirements and discourage improper practices. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents, or distributors may engage in conduct for which we might be held responsible. In addition, the government agencies may seek to hold us liable for successor liability for anti-corruption law violations committed by any companies in which we invest or that we acquire. Any alleged or actual violations of these regulations may subject us to government scrutiny, severe criminal or civil sanctions and other liabilities, including exclusion from government contracting, and could disrupt our business, and result in a material adverse effect on our business, financial condition, and results of operations.

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
Our operations and performance depend on worldwide economic and political conditions. These conditions have been adversely impacted by continued global economic uncertainty, political instability and military hostilities in multiple geographies, concerns over the downgrade of U.S. sovereign debt and continued sovereign debt, monetary and financial uncertainties in Europe and other foreign countries. These include potential reductions in the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries. These conditions have made and may continue to make it difficult for our customers and potential customers to afford our products, and could cause our customers to stop using our products or to use them less frequently. If that were to occur, our revenue may decrease and our performance may be negatively impacted. In addition, the pressure on consumers to absorb more of their own health care costs has resulted in some cases in higher deductibles and limits on durable medical equipment, which may cause seasonality in purchasing patterns. Furthermore, during economic uncertainty, our customers have had job losses and may continue to have issues gaining timely access to sufficient health insurance or credit, which could result in their unwillingness to purchase products or impair their ability to make timely payments to us. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our business, financial condition and results of operations.
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
Our operations in countries outside the United States, which accounted for approximately 18% of our revenues for the quarter ended June 30, 2017, are accompanied by certain financial and other risks. In addition to opening offices in the United Kingdom, Germany and Canada recently, in connection with distributor acquisitions and otherwise, we intend to continue to pursue growth opportunities in sales outside the United States, especially in Europe, which could expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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
As another example, changes in foreign currency exchange rates may reduce the reported value of our foreign currency denominated revenues, expenses, and cash flows. We cannot predict changes in currency exchange rates, the impact of exchange rate changes, nor the degree to which we will be able to manage the impact of currency exchange rate changes.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future. From January 1, 2017 through August 1, 2017, the closing price of our common stock on the NASDAQ Global Select Market was as high as $85.49 per share and as low as $58.25 per share.

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
We have entered into a revolving credit agreement and a pledge and security agreement with JPMorgan Chase Bank and four other lenders to fund our business operations. These agreements impose numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of June 30, 2017, we were in compliance with the covenants imposed by the loan and security agreement. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.

Increasing our financial leverage could affect our operations and profitability.

The current maximum available credit under our multi-currency revolving credit facility is $200.0 million, all of which remains available after we used a portion of the proceeds raised in our 2017 notes offering to repay our outstanding facility borrowings. Our leverage ratio may affect the availability to us of additional capital resources as well as our operations in several ways, including:

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
This issuance of shares by us in the future, including by conversion of our convertible notes in certain circumstances, or sales of shares by our stockholders may cause the market price of our common stock to decline, perhaps significantly, even if our business is performing well. The market price of our common stock could also decline if there is a perception that sales of our shares are likely to occur in the future. This might also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Also, we may issue securities in connection with future financings and acquisitions, and those shares could dilute the holdings of other stockholders.
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

Risks Related to our Convertible Senior Notes
We have indebtedness in the form of convertible senior notes, which could adversely affect our financial health and our ability to respond to changes in our business.
In May 2017, we completed an offering of $350.0 million aggregate principal amount of 0.75% convertible senior notes due 2022 ("Notes”) and, in June 2017 the initial purchasers exercised their option to purchase an additional $50.0 million aggregate principal amount of notes (the “Notes Offering”). As a result of the Notes Offering, we incurred $400.0 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2022. Holders of the notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any. In addition, the indenture for the notes provides that we are required to repay amounts due under the indenture in the event that there is an event of default for the notes that results in the principal, premium, if any, and interest, if any, becoming due prior to maturity date for the notes. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.
As a result of our level of increased debt after the completion of the Notes Offering:

•	our vulnerability to adverse general economic conditions and competitive pressures will be heightened;

•	we will be required to dedicate a larger portion of our cash flow from operations to interest payments, limiting the availability of cash for other purposes;

•	our flexibility in planning for, or reacting to, changes in our business and industry maybe more limited; and

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

We cannot be sure that our leverage resulting from the level of increased debt after the completion of the Notes Offering will not materially and adversely affect our ability to finance our operations or capital needs or to engage in other business activities. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt.

We may be unable to repurchase the Notes upon a fundamental change when required by the holders or repay prior to maturity any accelerated amounts due under the notes upon an event of default or redeem the Notes unless specified conditions are met under our credit facility, and our future debt may contain limitations on our ability to pay cash upon conversion, repurchase or repayment of the Notes.

Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change purchase date. In addition, the indenture for the Notes provides that we are required to repay amounts due under the indenture in the event that there is an event of default for the Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to maturity date for the Notes. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than cash in lieu of any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase Notes surrendered upon a fundamental change or repay prior to maturity any accelerated amounts or pay cash for Notes being converted.

In addition, our ability to purchase the Notes or repay prior to maturity any accelerated amounts under the Notes upon an event of default or pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness outstanding at the time, including our credit facility. Under our current credit facility we are only permitted to use cash to purchase the notes or repay prior to maturity any accelerated amounts under the Notes if we meet certain conditions that are defined under the Credit Agreement. We may not meet these conditions in the future. Our failure to repurchase Notes at a time when the repurchase is required by the indenture (whether upon a fundamental change or otherwise under the indenture) or pay cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness, including our credit facility. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness, repurchase the Notes or make cash payments upon conversions thereof.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future financial condition and operating performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the Notes, our existing indebtedness and any future indebtedness we may incur and to make necessary capital expenditures. We may not maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on (as well as any cash due upon conversion of) our debt, including the Notes.

If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. These alternative measures may not be successful and may not permit us to meet our scheduled debt servicing obligations. Further, we may need to refinance all or a portion of our debt on our before maturity, and our ability to refinance the Notes, existing indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities on commercially reasonable terms or at all, which could result in a default on the Notes or our current and future indebtedness.

Our credit facility imposes restrictions on us that may adversely affect our ability to operate our business.
Our credit facility contains restrictive covenants relating to our capital raising activities and other financial and operational matters which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, our credit facility and the agreements governing the notes each contain, cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $25 million would cause a cross default under the indenture governing the Notes, as well as under our credit facility. The occurrence of a default under any of these borrowing arrangements would permit the holders of the Notes or the lenders under our credit facility to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the Note holders or the trustee under the indenture governing the Notes or the lenders under our credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.
Conversion of the Notes will, to the extent we deliver shares upon conversion of such Notes, dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes, or may otherwise depress our stock price.
The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress our stock price.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of the Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, may have a material effect on our reported financial results.
Under GAAP, an entity must separately account for the debt component and the embedded conversion option of convertible debt instruments that may be settled entirely or partially in cash upon conversion, such as the Notes we are offering, in a manner that reflects the issuer’s economic interest cost. The effect of the accounting treatment for such instruments is that the value of such embedded conversion option would be treated as original issue discount for purposes of accounting for the debt component of the Notes, and that original issue discount is amortized into interest expense over the term of the Notes using an effective yield method. As a result, we will be required to record a greater amount of non-cash interest expense because of the amortization of the original issue discount to the Notes’ face amount over the term of the Notes and because of the amortization of the debt issuance costs. Accordingly, we will report lower net income (or greater operating losses) in our financial results because of the recognition of both the current period’s amortization of the debt discount and the Notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.
In addition, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the if-converted method, the effect of which is that conversion will not be assumed for purposes of computing diluted earnings per share if the effect would be antidilutive. Under the if-converted method, for diluted earnings per share purposes, convertible debt is antidilutive whenever its interest, net of tax and nondiscretionary adjustments, per common share obtainable on conversion exceeds basic earnings per share. Dilutive securities that are issued during a period and dilutive convertible securities for which conversion options lapse, or for which related debt is extinguished during a period, will be included in the denominator of diluted earnings per share for the period that they were outstanding. Likewise, dilutive convertible securities converted during a period will be included in the denominator for the period prior to actual conversion. Moreover, interest charges applicable to the convertible debt will be added back to the numerator. We cannot be sure that the accounting standards in the future will continue to permit the use of the if-converted method. If we are unable to use the if-converted method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.
In addition, if the conditional conversion feature of the Notes is triggered, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The fundamental change repurchase feature of the Notes may delay or prevent an otherwise beneficial attempt to take over DexCom.
The terms of the Notes require us to repurchase the Notes in the event of a fundamental change. A takeover of DexCom would trigger an option of the holders of the Notes to require us to repurchase the Notes. In addition, if a make-whole fundamental change occurs prior to the maturity date of the Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Furthermore, the indenture for the Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the notes. These and other provisions of the indenture may have the effect of delaying or preventing a takeover of DexCom.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As further described in our Current Report on Form 8-K filed with the SEC on May 12, 2017, in May 2017 we issued through a private placement $350.0 million aggregate principal amount of 0.75% convertible senior notes due 2022. In June 2017, we issued an additional $50.0 million in principal amount pursuant to the initial purchasers’ exercise of their 30 day over allotment, for aggregate gross proceeds of $400.0 million. The notes are convertible into shares of our common stock on the terms set forth in the indenture governing the notes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following exhibits are filed as a part of this report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
3.1	Restated Certificate of Incorporation, as amended	—	—	—	—	X

4.1	Indenture, dated as of May 12, 2017, between DexCom, Inc. and U.S. Bank National Association (including the form of 0.75% Convertible Senior Notes due 2022)	8-K	000-51222	5/12/2017	4.1

10.42	Amended and Restated 2015 Equity Incentive Plan, as amended	—	—	—	—	X

10. 43	Form of Indemnity Agreement	—	—	—	—	X

10.44	Severance and Change in Control Plan	8-K	000-51222	6/6/2017	10.2

10.45	Form of Participation Agreement to the Severance and Change in Control Plan	8-K	000-51222	6/6/2017	10.3

10.46	First Amendment to Credit Agreement dated June 17, 2016 by and among DexCom, Inc., the Lenders, and JPMorgan Chase Bank, as Administrative Agent.	—	—	—	—	X

10.47	Standard Form of Agreement dated May 1, 2017, by and between DexCom, Inc. and Skanska USA Building Inc.	—	—	—	—	X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

DEXCOM, INC. (Registrant)

Dated: August 1, 2017	By:	/s/ KEVIN R. SAYER
Kevin R. Sayer, President & Chief Executive Officer (Principal Executive Officer)

Dated: August 1, 2017	By:	/s/ KEVIN SUN
Kevin Sun, Vice President & Interim Chief Financial Officer (Principal Financial and Accounting Officer)