Form 10-Q
period 2017-09-30
DEXCOM INC
filed 2017-11-01
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2017, 86,903,145 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Consolidated Balance Sheets
(In millions—except par value data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$402.1	$94.5
Short-term marketable securities, available-for-sale	123.7	29.2
Accounts receivable, net	110.5	101.7
Inventory	43.3	45.4
Prepaid and other current assets	13.3	9.2
Total current assets	692.9	280.0
Property and equipment, net	136.1	109.4
Goodwill	12.0	11.3
Other assets	1.9	2.1
Total assets	$842.9	$402.8
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$80.6	$68.1
Accrued payroll and related expenses	35.3	33.4
Current portion of deferred revenue	2.3	0.9
Total current liabilities	118.2	102.4
Other liabilities	16.7	16.6
Long term senior convertible notes	324.0	—
Total liabilities	458.9	119.0
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 shares authorized; no shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value, 200.0 authorized; 87.2 and 86.9 issued and outstanding, respectively, at September 30, 2017. Common stock, $0.001 par value, 100.0 authorized; 84.9 and 84.6 shares issued and outstanding, respectively, at December 31, 2016.	0.1	0.1
Additional paid-in capital	1,048.5	905.7
Accumulated other comprehensive loss	(2.2)	(1.0)
Accumulated deficit	(662.4)	(621.0)
Total stockholders’ equity	384.0	283.8
Total liabilities and stockholders’ equity	$842.9	$402.8
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(In millions—except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$184.6	$148.6	$497.5	$402.1
Cost of sales	57.6	47.5	158.9	140.4
Gross profit	127.0	101.1	338.6	261.7
Operating expenses
Research and development	43.3	43.9	136.7	112.4
Selling, general and administrative	84.2	75.7	256.4	207.1
Total operating expenses	127.5	119.6	393.1	319.5
Operating loss	(0.5)	(18.5)	(54.5)	(57.8)
Other income	1.3	—	3.5	—
Interest income	1.2	0.1	1.9	0.3
Interest expense	(4.5)	(0.2)	(8.1)	(0.4)
Loss before income taxes	(2.5)	(18.6)	(57.2)	(57.9)
Income tax expense (benefit)	(0.5)	0.2	(16.4)	0.3
Net loss	$(2.0)	$(18.8)	$(40.8)	$(58.2)
Basic and diluted net loss per share	$(0.02)	$(0.22)	$(0.47)	$(0.70)
Shares used to compute basic and diluted net loss per share	86.7	84.1	86.1	83.3
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Loss
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(2.0)	$(18.8)	$(40.8)	$(58.2)
Foreign currency translation loss	(0.6)	—	(1.2)	(0.4)
Comprehensive loss	$(2.6)	$(18.8)	$(42.0)	$(58.6)
See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities
Net loss	$(40.8)	$(58.2)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	11.9	11.4
Share-based compensation	81.3	81.7
Non-cash interest expense	5.7	0.1
Deferred tax	(18.2)	—
Other non-cash expenses	3.2	0.6
Changes in operating assets and liabilities:
Accounts receivable, net	(8.2)	(2.2)
Inventory	2.2	(8.9)
Prepaid and other assets	(3.7)	(4.1)
Accounts payable and accrued liabilities	12.5	18.6
Accrued payroll and related expenses	1.6	2.0
Deferred revenue	1.4	(0.3)
Deferred rent and other liabilities	1.9	2.2
Net cash provided by operating activities	50.8	42.9
Investing activities
Purchase of available-for-sale marketable securities	(141.9)	(30.1)
Proceeds from the maturity of available-for-sale marketable securities	47.0	29.2
Purchase of property and equipment	(48.4)	(38.1)
Acquisitions, net of cash acquired	—	0.4
Net cash used in investing activities	(143.3)	(38.6)
Financing activities
Net proceeds from issuance of common stock	10.0	9.9
Proceeds from issuance of convertible debt, net of issuance costs	389.0	—
Proceeds from short-term borrowings	75.0	—
Repayment of short-term borrowings	(75.0)	—
Repayment of long-term debt	—	(2.3)
Net cash provided by financing activities	399.0	7.6
Effect of exchange rate changes on cash and cash equivalents	1.1	(0.3)
Increase in cash and cash equivalents	307.6	11.6
Cash and cash equivalents, beginning of period	94.5	86.1
Cash and cash equivalents, end of period	$402.1	$97.7
Supplemental disclosure of non-cash investing and financing transactions:
Issuance of common stock in connection with acquisition	$—	$7.2
Acquisition-related holdback liability	$—	$1.8
Assets acquired and financing obligation under build-to-suit leasing arrangement	$—	$6.0
Acquisition of property and equipment included in accounts payable and accrued liabilities	$6.5	$3.3
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
Basis of Presentation
We have incurred operating losses since our inception and have an accumulated deficit of $662.4 million at September 30, 2017. As of September 30, 2017, we had available cash, cash equivalents and marketable securities totaling $525.8 million and working capital of $574.7 million. Our ability to transition to, and maintain, profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned increases in compensation expenses and other operating expenses needed to support the growth of our business which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources will be sufficient to fund our operations through at least September 30, 2018.
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2016 included in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission on February 28, 2017.
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
We recorded $25.4 million and $81.3 million in share-based compensation expense during the three and nine months ended September 30, 2017, compared to $29.0 million and $81.7 million during the three and nine months ended September 30, 2016. At September 30, 2017, unrecognized estimated compensation costs related to unvested restricted stock units totaled $155.9 million and is expected to be recognized through 2021.
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
We generally provide a “30-day money back guarantee” program whereby customers who purchase a durable system and a package of four disposable sensors may return the durable system for any reason within thirty days of purchase and receive a full refund of the purchase price of the durable system. We accrue for estimated returns, refunds and rebates, including pharmacy rebates, by reducing revenues and establishing a liability account at the time of shipment based on historical experience. Returns have historically been immaterial. Allowances for rebates include contracted discounts with commercial payors and are amounts owed after the final dispensing of the product by a distributor or retail pharmacy to a pharmacy benefit plan participant and are based upon contractual agreements with private sector benefit providers. The allowance for rebates is based on contractual discount rates, expected utilization under each contract and our estimate of the amount of inventory in the distribution channel that will become subject to such rebates. Our estimates for expected utilization for rebates are based on historical rebate claims and to a lesser extent third party market research data. Rebates are generally invoiced and paid monthly or quarterly in arrears so that our accrual consists of an estimate of the amount expected to be incurred for the current month's or quarter’s activity, plus an accrual for unpaid rebates from prior periods, and an accrual for inventory in the distribution channel.
We have entered into distribution agreements with Byram Healthcare and its subsidiaries (“Byram”), RGH Enterprises (“Edgepark”) and other distributors that allow the distributors to sell our durable systems and disposable units. The majority of our distributors stock our products, and we refer to these distributors as Stocking Distributors, whereby the Stocking Distributors fulfill orders for our product from their inventory. We also have contracts with certain distributors that do not stock our products, but rather products are shipped directly to the customer by us on behalf of our distributor, and we refer to these distributors as Drop-Ship Distributors. Revenue is recognized based on contracted prices. Terms of distributor orders are generally Freight on Board (or Free Carrier (“FCA”) shipping point for international orders). Distributors do not have rights of return per their distribution agreement outside of our limited warranty. The distributors typically have a limited time frame to notify us of any missing, damaged, defective or non-conforming products. For any such products, we shall either, at our option, replace the portion of defective or non-conforming product at no additional cost to the distributor or cancel the order and refund any portion of the price paid to us at that time for the sale in question. Shipping charges billed to customers are included in revenue while related costs are included as cost of sales.
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
Property and Equipment
Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets, generally three years for computer equipment, two to fifteen years for machinery and equipment dependent on the nature of such equipment, and five years for furniture and fixtures, using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the remaining lease term.
Goodwill
We test goodwill for impairment on an annual basis. Also, between annual tests we test for impairment if events and circumstances indicate it is more likely than not that the fair value is less than the carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business and an adverse action or assessment by a regulator. The change in goodwill for the three and nine months ended September 30, 2017 represents translation adjustments on our foreign currency denominated goodwill related to the acquisition of Nintamed, our distributor that served Germany, Switzerland and Austria.
Recent Accounting Guidance
In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for Revenue from Contracts with Customers, to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five step process to achieve this core principle and it is possible when the five step process is applied, more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The updated standard permits the use of either the retrospective or modified retrospective transition method and is effective for us in our first quarter of 2018. We currently expect to use the modified retrospective method to adopt this standard. We are currently in the process of completing the initial assessment of the impact that this new revenue recognition standard will have on our consolidated financial statements. As part of the initial assessment, we are reviewing a representative sample of contracts across our various streams of revenue and geographies to identify potential differences that could result from applying the requirements of the new standard. The analysis includes identifying whether there may be differences in timing of revenue recognition under the new standard as well as assessing performance obligations, variable consideration and contract costs. We have not yet estimated the impact, if any, of the new standard on the timing and pattern of our revenue recognition. We will continue to evaluate the future impact and method of adoption of ASU 2014 -09 and related amendments on the Consolidated Financial Statements and related disclosures throughout 2017.

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
2. Net Loss Per Common Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from outstanding options and unvested RSUs settleable in shares of common stock (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the three and nine months ended September 30, 2017 and the three and nine months ended September 30, 2016, all potential dilutive common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive.

Outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Options outstanding to purchase common stock	0.4	0.8	0.4	0.8
Unvested restricted stock units	2.8	3.7	2.8	3.7
Senior convertible notes	4.0	—	4.0	—
Total	7.2	4.5	7.2	4.5

3. Financial Statement Details (in millions)
Short-Term Marketable Securities, Available-for-Sale
Short-term marketable securities, consisting solely of debt securities, were as follows:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$96.9	$—	$—	$96.9
Commercial paper	21.5	—	—	21.5
Corporate debt	5.3	—	—	5.3
Total	$123.7	$—	$—	$123.7

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$22.2	$—	$—	$22.2
Corporate debt	3.8	—	—	3.8
Commercial paper	3.2	—	—	3.2
Total	$29.2	$—	$—	$29.2
As of September 30, 2017, the estimated market value of available-for-sale marketable securities with contractual maturities of up to one year and up to 18 months were $103.9 million and $19.8 million, respectively.
Inventory

	September 30, 2017	December 31, 2016
Raw materials	$19.2	$20.1
Work-in-process	8.3	2.3
Finished goods	15.8	23.0
Total	$43.3	$45.4
During 2016, we recorded charges of $3.5 million in cost of goods sold related to excess and obsolete receiver inventory primarily related to the February 23, 2016 customer notification regarding the audible alarms and alerts associated with our receivers which was classified as a voluntary Class 1 recall by the FDA and was closed as of August 11, 2017.

Property and Equipment

	September 30, 2017	December 31, 2016
Building (1)	$6.0	$6.0
Furniture and fixtures	4.8	5.8
Computer equipment	24.7	22.7
Machinery and equipment	33.8	31.4
Leasehold improvements	40.2	25.6
Construction in progress	78.9	65.1
Total	188.4	156.6
Accumulated depreciation and amortization	(52.3)	(47.2)
Property and equipment, net	$136.1	$109.4
(1) As described in Footnote 5 “Commitments and Contingencies,” although we do not legally own these premises, we are deemed the owner of the construction project during the construction period of our new manufacturing facility in Mesa, Arizona under a build-to-suit lease arrangement.
Accounts Payable and Accrued Liabilities

	September 30, 2017	December 31, 2016
Accounts payable trade	$23.3	$24.5
Accrued tax, audit, and legal fees	10.6	4.5
Clinical trials	0.4	1.1
Accrued rebates	15.2	8.2
Accrued warranty	8.7	9.8
Accrued other	22.4	20.0
Total	$80.6	$68.1

Accrued Warranty
Warranty costs are reflected in the consolidated statements of operations as product cost of sales. A reconciliation of our accrued warranty costs for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$8.3	$7.9	$9.8	$3.3
Charges to costs and expenses	5.4	5.2	13.9	18.7
Costs incurred	(5.0)	(4.8)	(15.0)	(13.7)
Ending balance	$8.7	$8.3	$8.7	$8.3

Other Liabilities

	September 30, 2017	December 31, 2016
Financing lease obligations	$6.7	$6.7
Deferred rent	8.8	7.3
Other	1.2	2.6
Total	$16.7	$16.6

4. Debt
0.75% Senior Convertible Notes due 2022

(in millions)	September 30, 2017	December 31, 2016
0.75% Senior convertible notes due 2022:
Principal amount	$400.0	$—
Unamortized debt discount	(67.6)	—
Unamortized debt issuance costs	(8.4)	—
Net carrying amount of senior convertible notes	$324.0	$—
Fair value of outstanding notes	$357.2	$—
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
As upon conversion by the holders, we may elect to settle such conversion in shares of our common stock, cash, or a combination thereof, we accounted for the cash conversion option as an equity instrument classified to stockholders’ equity, which resulted in recognizing $72.6 million in additional paid-in-capital during 2017.
The interest expense recognized on the 2022 Notes during the three months ended September 30, 2017 includes $0.8 million, $3.1 million and $0.4 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2022 Notes during the nine months ended September 30, 2017 includes $1.1 million, $4.9 million and $0.6 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2022 Notes is 5.1%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. The discount on the 2022 Notes is amortized through May 15, 2022. Interest on the 2022 Notes began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year.
Holders of the Notes who convert their Notes in connection with a make-whole fundamental change (as defined in the Indenture) or following the delivery by DexCom of a notice of redemption are, under certain circumstances, entitled to an increase in the conversion rate.
Additionally, in the event of a fundamental change (as defined in the Indenture), holders of the Notes may require us to repurchase all or a portion of their Notes at a price equal to 100% of the principal amount of Notes, plus any accrued and unpaid interest, including any additional interest, to, but excluding, the repurchase date.
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

•	if we call any or all of the Notes for redemption, at any time prior to the close on business on the scheduled trading day immediately preceding the redemption date; or

•	upon the occurrence of specified corporate transactions.

 On or after February 15, 2022, until 5:00 p.m., New York City time, on the business day immediately preceding the maturity date, holders of the Notes may convert all or a portion of their Notes regardless of the foregoing circumstances.
The redemption price will be equal to 100% of the principal amount of such 2022 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2022 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the Indenture includes customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. We are unaware of any current events or market conditions that would allow holders to convert the 2022 Notes.
Revolving Credit Agreement
In June 2016, we entered into a $200.0 million revolving credit agreement (the “Credit Agreement”), and amended in May 2017, with JPMorgan Chase Bank, NA, as administrative agent, Bank of America, Silicon Valley Bank and Union Bank. In addition to allowing borrowings in US dollars, the Credit Agreement provides a $25.0 million sublimit for borrowings in Canadian Dollars, Euros, British Pounds, Swedish Krona, Japanese Yen and any other currency that is subsequently approved by JPMorgan Chase and each lender. The Credit Agreement also provides a sub-facility of up to $10.0 million for letters of credit, of which $5.6 million is still available. The interest rate under the Credit Agreement ranges from 0.75% to 2.75% plus our choice of one of two base rates, LIBOR or a rate based on the publicly announced JPMorgan Chase prime rate, the federal funds rate or the overnight bank funding rate. We will also pay a commitment fee of between 0.25% and 0.45%, payable quarterly in arrears, on the average daily unused amount of the revolving facility based on our leverage ratio. The aggregate debt issuance costs and fees incurred with respect to entering into the Credit Agreement were $0.7 million, which have been capitalized on our Consolidated Balance Sheet within “Other Assets” and will be amortized through the maturity date of June 2021 on a straight line basis. Our obligations under the Credit Agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of DexCom and the guarantors, including all or a portion of the equity interests of our domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge).
Short-term borrowings
On March 3, 2017 we drew $75.0 million on the Credit Agreement under a six month term. We repaid the entire principal balance on May 19, 2017. As of September 30, 2017 we had no outstanding borrowings under the Credit Agreement, and $200.0 million under the Credit Agreement remains available.

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
Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances, under all lease agreements as of September 30, 2017 were as follows (in millions):

Fiscal Year Ending
Remainder of 2017	$2.2
2018	10.1
2019	11.0
2020	11.4
2021	11.7
Thereafter	13.1
Total	$59.5

Total rent expense for the three and nine months ended September 30, 2017 was $2.7 million and $8.3 million, compared to $2.4 million and $6.6 million for the same periods in 2016.
Litigation
On March 28, 2016, AgaMatrix, Inc. filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix. On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under the U.S. patent law and those petitions were granted on March 6, 2017. Based on those grants, most activity in the patent infringement lawsuit against us in the District of Oregon was stayed until the inter partes review of the Patent Trial and Appeal Board is completed. On March 8, 2017, we filed a petition for inter partes review with the Patent Trial and Appeal Board seeking a determination that the third of the three asserted patents is invalid under U.S. patent law. This petition was granted on September 15, 2017. It is our position that AgaMatrix’s assertions of infringement have no merit.
On August 6, 2016, DexCom filed a patent infringement lawsuit in the United States Central District Court of California, asserting certain AgaMatrix products infringed a patent held by DexCom. On September 30, 2016 DexCom filed a First Amended Complaint asserting the same patent. DexCom believes certain AgaMatrix single-point blood glucose monitoring products infringe the asserted patent. On September 15, 2017, DexCom filed a patent infringement lawsuit against Agamatrix in the United States District Court for the District of Delaware, asserting certain single-point blood glucose monitoring products of Agamatrix infringe two patents held by DexCom. The patents asserted in the Delaware litigation are unrelated to the patent asserted in the Central District of California litigation. On September 18, 2017, we also filed a Complaint against Agamatrix in the International Trade Commission (“ITC”) requesting the ITC institute an investigation and issue an order excluding certain products of Agamatrix from importation into or sale in the United States based on Agamatrix’s infringement of the same two patents asserted in the Delaware litigation. The ITC granted DexCom’s request to institute the investigation on October 18, 2017.
Neither the outcome of these lawsuits nor the amount and range of potential fees associated with the lawsuits can be assessed at this time. As of September 30, 2017, no amounts have been accrued in respect of these suits.
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
Purchase Commitments
We are party to various purchase arrangements related to our manufacturing and development activities including materials used in our CGM systems. As of September 30, 2017, we had purchase commitments with vendors totaling $78.4 million due within one year. There are no material purchase commitments due beyond one year.

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
The following table represents our fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of September 30, 2017 (in millions):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$327.0	$—	$327.0
Marketable securities, available for sale
U.S. government agencies	—	96.9	—	96.9
Commercial paper	—	21.5	—	21.5
Corporate debt	—	5.3	—	5.3
Total marketable securities, available for sale	$—	$123.7	$—	$123.7
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
There were no transfers between Level 1 and Level 2 securities during the three and nine months ended September 30, 2017 and 2016. There were no transfers into or out of Level 3 securities during the three and nine months ended September 30, 2017 and 2016.

The fair values of the Company’s outstanding 2022 Note was $357.2 million at September 30, 2017 and is a Level 2 measurement. See Note 4 to the Unaudited Consolidated Financial Statements for further discussion on the carrying value of the Company’s 2022 Notes.
8. Income Taxes
Our effective tax rate for the three and nine months ended September 30, 2017 was 20% and 29% compared to a negative rate of 1% and 1% for the same periods of 2016. Our effective tax rate was impacted primarily by a $1.1 million and $18.2 million benefit related to the issuance of convertible debt, for the three and nine months ended September 30, 2017, respectively. Under intraperiod allocation, the deferred tax liability related to the equity component of convertible debt is a source of income that can be used to recognize the tax benefit of the current year loss through continuing operations. The estimated tax benefit for the year is recorded at each interim period through the annual effective tax rate and may change with updates to our earnings through the future quarters of 2017. The tax benefit related to the issuance of the convertible debt will not recur in future years. The income tax benefit was offset by current income tax expense in profitable jurisdictions, withholding taxes, and state taxes.
We maintain a full valuation allowance against our net deferred tax assets as of September 30, 2017 based on our assessment that it is not more likely than not these future benefits will be realized before expiration.

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
From inception through September 30, 2017, we have generated $2.2 billion of product, development grant and other (non-product) revenue, and we have incurred operating losses in each year since our inception in May 1999. As of September 30, 2017, we had an accumulated deficit of $662.4 million.
We expect our losses to continue as we proceed with our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and debt, and the sales of our products.

Financial Operations
Revenue
We sell our durable systems and disposable units through a direct sales force in the United States, Canada and portions of Europe, and through distribution arrangements in the United States, Australia, New Zealand, and in portions of Europe, Asia, Latin America, the Middle East and Africa. We have contracts with certain distributors, the majority of whom stock our products, and we refer to these distributors as Stocking Distributors, whereby the Stocking Distributors fulfill orders for our product from their inventory. We also have contracts with certain distributors that do not stock our products, but rather products are shipped directly to the customer by us on behalf of our distributor, and we refer to these distributors as Drop-Ship Distributors. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. We typically experience seasonality with lower sales in the first quarter of each year, compared to the previous fourth quarter, related to annual insurance deductible resets and unfunded flexible spending accounts.
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

Results of Operations
Quarter Ended September 30, 2017 Compared to September 30, 2016
Revenue, Cost of Sales and Gross Profit
Revenues increased $36.0 million to $184.6 million for the three months ended September 30, 2017 compared to $148.6 million for the three months ended September 30, 2016 based primarily on increased sales volume of our disposable sensors due to the continued growth of our installed base of customers using our G4 PLATINUM and G5 Mobile systems, and durable systems to both new and existing customers. Revenue attributable to our disposable sensors and durable systems was approximately 70% and 30%, respectively, of revenue, for each of the three months ended September 30, 2017 and September 30, 2016. Revenue from products shipped to our distributors, which are primarily Stocking Distributors, for the three months ended September 30, 2017 was approximately $137.0 million or 74% of our revenue compared to $104.9 million or 71% of our total revenue for the three months ended September 30, 2016.
Cost of sales increased $10.1 million to $57.6 million for the three months ended September 30, 2017 compared to $47.5 million for the three months ended September 30, 2016, primarily due to increased sales volume. The gross profit of $127.0 million, or 69% for the three months ended September 30, 2017 increased $25.9 million compared to $101.1 million, or 68%, for the same period in 2016, primarily due to increased revenue and a decrease in warranty costs.
Research and Development. Research and development expense decreased $0.6 million to $43.3 million for the three months ended September 30, 2017, compared to $43.9 million for the three months ended September 30, 2016. The decrease was primarily due to a decrease of $2.5 million in share-based compensation and a decrease of $2.1 million in consulting expenses, offset by a $2.9 million increase of supply expenses, and $1.3 million of additional salaries, bonus and payroll related costs.
Selling, General and Administrative. Selling, general and administrative expense increased $8.5 million to $84.2 million for the three months ended September 30, 2017 compared to $75.7 million for the three months ended September 30, 2016. The increase was primarily due to higher sales related costs primarily due to increased headcount and higher marketing costs to support revenue growth and the continued commercialization of our products in both the United States and Europe. Significant elements of the increase in selling, general, and administrative expenses included $7.6 million in additional salaries, bonus, and payroll related costs and $1.3 million in additional marketing costs.
Interest Expense. Interest expense increased $4.3 million to $4.5 million for the three months ended September 30, 2017 compared to $0.2 million for the three months ended September 30, 2016. The increase was primarily due to an additional $4.3 million of interest expense related to the 2022 Notes.
Income Tax Benefit. Our income tax benefit was $0.5 million on a pre-tax loss of $2.5 million, resulting in an effective tax rate of 20% for the three months ended September 30, 2017, compared to income tax expense of $0.2 million on a pre-tax loss of $18.6 million and a negative effective tax rate of 1% for the three months ended September 30, 2016. The current period benefit is primarily attributable to an income tax benefit of $1.1 million for current year losses, as the deferred tax liability created by the issuance of convertible debt we issued during the second quarter of 2017 is considered a source of income to recognize the tax benefit of the current year loss. The tax benefit is offset by withholding and other income tax expense in profitable jurisdictions.
Nine Months Ended September 30, 2017 Compared to September 30, 2016
Revenue, Cost of Sales and Gross Profit
Revenues increased $95.4 million to $497.5 million for the nine months ended September 30, 2017 compared to $402.1 million for the nine months ended September 30, 2016 based primarily on increased sales volume of our disposable sensors due to the continued growth of our installed base of customers using our G4 PLATINUM and G5 Mobile systems and durable systems to both new and existing customers. Revenue attributable to our disposable sensors and durable systems was approximately 70% and 30%, respectively, of total revenue, for each of the nine months ended September 30, 2017 and 2016. Revenue from products shipped to our distributors, which are primarily Stocking Distributors, for the nine months ended September 30, 2017 was approximately $372.5 million or 75% of our revenue compared to $289.1 million or 72% of our total revenue for the nine months ended September 30, 2016.
Cost of sales increased $18.5 million to $158.9 million for the nine months ended September 30, 2017 compared to $140.4 million for the nine months ended September 30, 2016, primarily due to increased sales volume. The gross profit of $338.6 million, or 68% for the nine months ended September 30, 2017 increased $76.9 million compared to $261.7 million, or 65% for the same period in 2016, primarily due to increased revenue and a decrease in warranty costs.
Research and Development. Research and development expense increased $24.3 million to $136.7 million for the nine months ended September 30, 2017, compared to $112.4 million for the nine months ended September 30, 2016. The increase was primarily due to $14.2 million in additional salaries, bonus and payroll related costs, a $3.9 million increase of expensed equipment, $2.3 million of additional supply expenses, and $2.0 million of additional clinical trial costs related to development of our future products.
Selling, General and Administrative. Selling, general and administrative expense increased $49.3 million to $256.4 million for the nine months ended September 30, 2017, compared to $207.1 million for the nine months ended September 30, 2016. The increase was primarily due to higher headcount related selling, marketing and customer support costs to support revenue growth and the continued commercialization of our products. Significant elements of the increase in selling, general, and administrative expenses included $26.9 million in additional salaries, bonus, and payroll related costs, $10.3 million of additional marketing costs, $3.9 million of additional software license costs, $1.5 million in additional consulting fees and $1.3 million in additional share-based compensation.
Other Income. Other Income was $3.5 million for the nine months ended September 30, 2017 compared to $0.0 million for the nine months ended September 30, 2016 and is primarily related to foreign currency transaction gains and losses.
Interest Expense. Interest expense was $8.1 million for the nine months ended September 30, 2017 compared to $0.4 million for the nine months ended September 30, 2016 and is related to our 2022 Notes and Revolving Credit Agreement. The increase was primarily due to an additional $6.6 million of interest expense related to the 2022 Notes.
Income Tax Benefit. Income tax benefit was $16.4 million on a pre-tax loss of $57.2 million, resulting in an effective tax rate of 29% for the nine months ended September 30, 2017, compared to income tax expense of $0.3 million on a pre-ta

x loss of $57.9 million and a negative effective tax rate of 1% for the nine months ended September 30, 2016. The current period benefit is primarily attributable to an income tax benefit of $18.2 million for current year losses, as the deferred tax liability created by the issuance of convertible debt during the second quarter of 2017 is considered a source of income to recognize the tax benefit of the current year loss. The tax benefit is offset by withholding and other income tax expense in profitable jurisdictions.

Liquidity and Capital Resources
We have incurred losses since our inception in May 1999. As of September 30, 2017, we had an accumulated deficit of $662.4 million and had working capital of $574.7 million. To date, we have funded our operations primarily through offerings of equity securities and debt, and the sales of our products.
In June 2016, we entered into a $200.0 million Credit Agreement, including a subfacility of up to $10.0 million for letters of credit, of which $5.6 million is still available. The revolving loans under the Credit Agreement will be available for general corporate purposes, including working capital and capital expenditures. On March 3, 2017 we drew $75.0 million on the Credit Agreement under a six month term and we repaid the entire principal balance on May 19, 2017. As of September 30, 2017 we had no outstanding borrowings under the Credit Agreement, and $200.0 million under the Credit Agreement remains available.
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
Our cash, cash equivalents and marketable securities totaled $525.8 million as of September 30, 2017. Our cash, cash equivalents, and marketable securities portfolio is primarily denominated in U.S. dollars and consists of investment grade, highly liquid securities of various holdings including obligations of U.S. government sponsored enterprises, commercial paper, corporate debt, and money market funds. The change in our cash, cash equivalents and marketable securities during the nine months ended September 30, 2017 was due to the factors described in the “Cash Flow Summary” below.
Cash Flow Summary
The following table sets forth a summary of our cash flows for the periods indicated (in millions):

	Nine Months Ended September 30,		Change
	2017	2016
Net cash provided by operating activities	$50.8	$42.9	$7.9
Net cash used in investing activities	$(143.3)	$(38.6)	$(104.7)
Net cash provided by financing activities	$399.0	$7.6	$391.4

As of September 30, 2017, we had $402.1 million of cash and cash equivalents compared to $94.5 million as of December 31, 2016, an increase of $307.6 million. The cash flows during the nine months ended September 30, 2017 were related primarily to the following items:

Cash inflows:

•
Net cash provided by operating activities of $50.8 million comprised of net loss of $40.8 million, offset by $83.9 million of net non-cash expenses and $7.7 million changes in working capital balances. Non-cash expenses of $102.1 million were primarily related to share-based compensation, depreciation and amortization, and non-cash interest expense related to our senior convertible notes, partially offset by $18.2 million of deferred tax benefits related to our senior convertible notes.

•	Proceeds from issuance of common stock of $10.0 million pursuant to the exercise of then-outstanding stock options.

•	Proceeds from short-term borrowings of $75.0 million.

•	Proceeds from issuance of senior convertible notes, net of issuance costs, of $389.0 million.

Cash outflows:

•	Capital expenditures of $48.4 million primarily related to purchase of facility related build-outs, office equipment and machinery and equipment.

•	Net cash outflow of $94.9 million as a result of marketable securities transactions.

•	Repayment of short-term borrowings of $75.0 million.

Net Cash Provided by Operating Activities. The increase in cash provided by operating activities was primarily due to a $17.4 million in lower net loss, partially offset by a decrease of $9.9 million in non-cash expenses. The decrease in non-cash expenses was due to $18.2 million deferred tax benefit for the nine months ended September 30, 2017 related to our senior convertible notes, partially offset by an increase in non-cash interest expense related to our senior convertible notes.
Net Cash Used in Investing Activities. The change in cash used in investing activities was primarily due to $94.0 million net cash used as a result of marketable securities transactions and an additional $10.3 million to purchase equipment to support facility related build-outs, manufacturing equipment and information technology infrastructure.
Net Cash Provided by Financing Activities. The increase in cash provided by financing activities was primarily due to $389.0 million proceeds from the issuance of senior convertible notes, net of issuance costs.
Operating Capital and Capital Expenditure Requirements
We anticipate that we will continue to incur operating losses as we incur expenses and expand the commercialization of our approved products domestically and internationally, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.
We believe that our cash, cash equivalents, marketable securities balances, projected cash contributions from our commercial operations and $200.0 million available under our Credit Agreement, of which $200.0 million remains available, will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs through at least September 30, 2018. If our available cash, cash equivalents and marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products or new markets for our existing products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, we cannot guarantee that we will be successful in obtaining additional cash contributions from future partnership arrangements. Our ability to transition to, and maintain profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we are unable to obtain additional financing, we may be required to reduce planned increases in compensation related expenses or other operating expenses related to research, development, and commercialization activities, which could have an adverse impact on our ability to achieve our intended business objectives.
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

Contractual Obligations
We are party to various purchase arrangements related to components used in manufacturing and research and development activities. As of September 30, 2017, we had firm purchase commitments with certain vendors totaling approximately $78.4 million due within one year. There are no material purchase commitments due beyond one year.
We are party to various leasing arrangements as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and Note 4 to our Consolidated Financial Statements in this Form 10-Q. We have not entered into any significant new leasing arrangements during the three and nine months ended September 30, 2017.
The following table summarizes our outstanding contractual obligations as of September 30, 2017 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in millions):

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$59.5	$2.2	$21.1	$23.1	$13.1
Senior convertible notes (1)	415.0	3.0	9.0	403.0	—
Purchase commitments	78.4	78.4	—	—	—
Total	$552.9	$83.6	$30.1	$426.1	$13.1

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
Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Our accounting policies and estimates which are most critical to a full understanding and evaluation of our reported financial results are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There were no material changes to our critical accounting policies during the nine months ended September 30, 2017.

Recent Accounting Guidance

In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for Revenue from Contracts with Customers, to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five step process to achieve this core principle and it is possible when the five step process is applied, more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The updated standard permits the use of either the retrospective or modified retrospective transition method and is effective for us in our first quarter of 2018. We currently expect to use the modified retrospective method to adopt this standard. We are currently in the process of completing the initial assessment of the impact that this new revenue recognition standard will have on our consolidated financial statements. As part of the initial assessment, we are reviewing a representative sample of contracts across our various streams of revenue and geographies to identify potential differences that could result from applying the requirements of the new standard. The analysis includes identifying whether there may be differences in timing of revenue recognition under the new standard as well as assessing performance obligations, variable consideration and contract costs. We have not yet estimated the impact, if any, of the new standard on the timing and pattern of our revenue recognition. We will continue to evaluate the future impact and method of adoption of ASU 2014 -09 and related amendments on the Consolidated Financial Statements and related disclosures throughout 2017.

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
On March 28, 2016, AgaMatrix, Inc. filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix. On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under the U.S. patent law and those petitions were granted on March 6, 2017. Based on those grants, most activity in the patent infringement lawsuit against us in the District of Oregon was stayed until the inter partes review of the Patent Trial and Appeal Board is completed. On March 8, 2017, we filed a petition for inter partes review with the Patent Trial and Appeal Board seeking a determination that the third of the three asserted patents is invalid under U.S. patent law. This petition was granted on September 15, 2017. It is our position that AgaMatrix’s assertions of infringement have no merit.
On August 6, 2016, DexCom filed a patent infringement lawsuit in the United States Central District Court of California, asserting certain AgaMatrix products infringed a patent held by DexCom. On September 30, 2016 DexCom filed a First Amended Complaint asserting the same patent. DexCom believes certain AgaMatrix single-point blood glucose monitoring products infringe the asserted patent. On September 15, 2017, DexCom filed a patent infringement lawsuit against Agamatrix in the United States District Court for the District of Delaware, asserting certain single-point blood glucose monitoring products of Agamatrix infringe two patents held by DexCom. The patents asserted in the Delaware litigation are unrelated to the patent asserted in the Central District of California litigation. On September 18, 2017, we also filed a Complaint against Agamatrix in the International Trade Commission (“ITC”) requesting the ITC institute an investigation and issue an order excluding certain products of Agamatrix from importation into or sale in the United States based on Agamatrix’s infringement of the same two patents asserted in the Delaware litigation. The ITC granted DexCom’s request to institute the investigation on October 18, 2017.
Neither the outcome of these lawsuits nor the amount and range of potential fees associated with the lawsuits can be assessed at this time. As of September 30, 2017, no amounts have been accrued in respect of these suits.
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
We have incurred operating losses in each year since our inception in May 1999, including operating losses of $54.5 million for the nine months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $662.4 million. We have financed our operations primarily through private and public offerings of equity securities and debt, and the sales of our products. We have devoted substantial resources to:

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
We currently employ a direct sales force to sell and market our products in the United States, Canada and certain countries in Europe. Our direct sales force calls directly on healthcare providers and people with diabetes throughout the applicable country to initiate sales of our products. Our sales organization competes with the experienced, larger and well-funded marketing and sales operations of our competitors. We may not be able to successfully manage our dispersed sales force, or increase our product sales at acceptable rates.
We have also entered into distribution arrangements to leverage existing distributors already engaged in the diabetes marketplace. Our United States distribution partnerships are focused on accessing underrepresented regions and, in some instances, third-party payors that contract exclusively with distributors. Our European and other international distribution partners call directly on healthcare providers and patients to market and sell our products in Australia, New Zealand, and portions of Europe, Asia, Latin America, the Middle East and Africa. Because of the competition for their services, we may be unable to partner with or retain additional qualified distributors. Further, we may not be able to enter into agreements with distributors on commercially reasonable terms, if at all. Our distributors might not have the resources to continue to support our recent rapid growth.
If we are unable to establish adequate sales, marketing and distribution capabilities or enter into and maintain arrangements with third parties to sell, market and distribute our products, our business may be harmed.
We have entered into distribution arrangements to leverage established distributors already engaged in the diabetes marketplace. Our distribution agreements with Byram and affiliates and Edgepark and affiliates, our two most significant distributors generated approximately 14% and 12% respectively, of our total revenue during the nine months ended September 30, 2017. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. To the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States, Europe or other countries, our product margins could be lower than if we directly marketed and sold our products. To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and people with diabetes in Europe or other countries will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe or other countries. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.
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
As a medical device company, reimbursement from Medicare, other government, and commercial third-party healthcare payors is an important element of our success. In January 2017, the Centers for Medicare & Medicaid Services, or CMS, established a classification of “Therapeutic Continuous Glucose Monitors” as durable medical equipment under Medicare Part B, subject to payment by Medicare under certain coverage conditions to be determined by CMS, by local Medicare Administrative Contractors or on a patient claim by claim basis. This is a decision we had pursued for many years and which was made possible by the FDA’s decision in December 2016 to approve a non-adjunctive indication, or use, for our G5 Mobile system. In March 2017, CMS Medicare Administrative Contractors issued interim instructions for individual claim adjudication providing instructions and billing codes for the reimbursement of individual claims for therapeutic CGM reimbursement that apply to our G5 Mobile system, and in May 2017, CMS Medicare Administrative Contractors issued a revision to an existing joint Local Coverage Determination, or LCD, which establishes the Medicare conditions of coverage for therapeutic CGM. Similarly, in September 2016, Germany's Federal Joint Committee agreed to provide reimbursement for continuous glucose monitoring systems under certain conditions which we believe are met by our G4 PLATINUM and G5 Mobile systems.
A number of regulatory and commercial hurdles remain relating to wide scale sales to Medicare beneficiaries. If we are unable to successfully address these hurdles, reimbursement of our products may be limited to a smaller subset of people with diabetes covered by Medicare or to those people with diabetes covered by other government and commercial third-party payors that have adopted policies for CGM devices allowing for coverage of these devices if certain conditions are met. Adverse coverage or reimbursement decisions relating to our products by CMS, its Medicare Administrative Contractors, other state or federal payors, and/or third-party commercial payors could significantly reduce reimbursement, which could have an impact on the acceptance of, and demand for, our products and the prices that our customers are willing to pay for them.
As of November 1, 2017, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our products by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on CGM devices, typically, though not exclusively, under durable medical equipment benefits, those coverage policies frequently require significant medical documentation in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. Moreover, it is not uncommon for federal and/or state agencies and their contractors to conduct periodic routine billing and compliance reviews that may entail extensive documentation requests, cooperation with which may require significant time and resources.

In addition, Medicare, Medicaid, health maintenance organizations and other government and commercial third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new and existing medical devices, and, as a result, they may not cover or provide adequate payment for our products. Many of these programs impose documentation and other eligibility requirements that make it more difficult to obtain reimbursement. In order to obtain additional reimbursement arrangements, including under pharmacy benefits, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as leveraging increased competition, increasing eligibility requirements such as second opinions and other documentation, purchasing in groups, or redesigning benefits. We are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our dependence on the commercial success of the G4 PLATINUM and G5 Mobile systems makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the G4 PLATINUM and G5 Mobile systems, people without coverage who have diabetes may not use our products. Furthermore, payors are increasingly basing reimbursement rates on factors such as the efficacy of the product, and clinical outcomes associated with the product, and any factors that negatively impact the efficacy or clinical outcomes (or cause a perception of any such negative impact), such as the results of a clinical trial, a product defect, or a product recall, could negatively impact the reimbursement rate.
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
Even if approved or cleared by the FDA or foreign regulatory agencies, future generations of our CGM systems, expanded indications for use of current and future generation CGM systems, our software platform or any other continuous glucose monitoring system under development, may not be approved or cleared for the indications that are necessary or desirable for successful commercialization. We may not obtain the necessary regulatory approvals or clearances to market these continuous glucose monitoring systems in the United States or outside of the United States. Any delay in, or failure to receive or maintain, approval or clearance for our products could prevent us from generating revenue from these products or achieving profitability. The uncertain timing of regulatory approvals for future generations of our products could subject our current inventory to excess or obsolescence charges, which could have an adverse effect on our business, financial condition and operating results.
If we are unable to successfully complete the pre-clinical studies or clinical trials necessary to support additional PMA or 510(k) applications or supplements, we may be unable to commercialize our continuous glucose monitoring systems under development, which could impair our business, financial condition and operating results.
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
Comprehensive healthcare legislation, signed into law in the United States in March 2010, titled the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “ACA”) imposes certain stringent compliance, recordkeeping, and reporting requirements on companies in various sectors of the life sciences industry, with which we may need to comply, and enhanced penalties for non-compliance with the new healthcare regulations. However, there are many programs and requirements under the ACA for which the consequences are not fully understood, and it is unclear what the full impact will ultimately be from the ACA. Costs of compliance with this legislation, or any future amendments thereto, may have a material adverse effect on our business, financial condition and results of operations.
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
As of September 30, 2017, we believe that our current CGM products were exempt from the excise tax, except for our G4 PLATINUM system for professional use which is subject to the excise tax. The current tax liability related to our G4 PLATINUM system for professional use is immaterial, but may become material in the future. Notwithstanding our belief, if the IRS were to determine that this tax applies to any of our current or future products, our future operating results could be harmed, which in turn could cause the price of our stock to decline. In addition, because of the uncertainty surrounding these issues, the impact of this tax has not been reflected in our forward guidance.
We cannot predict whether the ACA will be repealed, replaced, or modified or how such repeal, replacement or modification may be timed or structured. As a result, we cannot quantify or predict the effect of such repeal, replacement, or modification might have on our business and results of operations. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could materially and adversely affect our business, financial condition and results of operations.
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
The healthcare industry generally, and our business specifically, is subject to extensive foreign, federal, state and local laws and regulations, including those relating to:

•	the pricing of our products and services;

•	the distribution of our products and services;

•	billing for services;

•	the obligation to report and return identified overpayments;

•	financial relationships with physicians and other referral sources;

•	inducements and courtesies given to physicians and other health care providers and patients;

•	labeling products;

•	the characteristics and quality of our products and services;

•	confidentiality, maintenance and security issues associated with medical records and individually identifiable health and other personal information;

•	medical device reporting;

•	prohibitions on kickbacks, also referred to as anti-kickback laws or regulations;

•	any scheme to defraud any healthcare benefit program;

•	physician payment disclosure requirements;

•	personal health information;

•	privacy;

•	data protection;

•	mobile communications;

•	false claims; and

•	professional licensure
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
Governmental agencies and their agents, such as CMS Medicare Administrative Contractors and other CMS contractors, as well as the OIG, state Medicaid programs, and other state and federal agencies may conduct audits of our operations, relating to covered items and services including those furnished to beneficiaries, health care providers and distributors. Commercial payors may conduct similar post-payment audits, and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material, adverse effect on our financial position, results of operations and liquidity.
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
As an example of the difficulty of complying with the regulatory requirements associated with the manufacture of our products, on February 23, 2016, we issued a customer notification via the DexCom website and certified mail regarding the audible alarms and alerts associated with our DexCom G4 PLATINUM and DexCom G5 Mobile receivers. This was classified as a voluntary Class 1 recall by the FDA and was closed by the FDA as of August 11, 2017. The issue with the audible alarms and alerts was identified as a result of our continuous review of complaints received from our customers. A failure of the audible alarms and alerts may cause our customers to not detect a severe hypoglycemic (low glucose) or hyperglycemic (high glucose) event. We have implemented a solution for the audible alarms and alerts issue identified in the customer notification. We notified the FDA that we believe all required actions with respect to the customer notification have been completed.
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
On March 28, 2016, AgaMatrix, Inc. filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix.  On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under the U.S. patent law and those petitions were granted on March 6, 2017. Based on those grants, most activity in the patent infringement lawsuit against us in the District of Oregon was stayed until the inter partes review of the Patent Trial and Appeal Board is completed. On March 8, 2017, we filed a petition for inter partes review with the Patent Trial and Appeal Board seeking a determination that the third of the three asserted patents is invalid under U.S. patent law. This petition was granted on September 15, 2017. It is our position that AgaMatrix’s assertions of infringement have no merit.
On August 6, 2016, DexCom filed a patent infringement lawsuit in the United States Central District Court of California, asserting certain AgaMatrix products infringed a patent held by DexCom. On September 30, 2016 DexCom filed a First Amended Complaint asserting the same patent. DexCom believes certain AgaMatrix single-point blood glucose monitoring products infringe the asserted patent. On September 15, 2017, DexCom filed a patent infringement lawsuit against Agamatrix in the United States District Court for the District of Delaware, asserting certain single-point blood glucose monitoring products of Agamatrix infringe two patents held by DexCom. The patents asserted in the Delaware litigation are unrelated to the patent asserted in the Central District of California litigation. On September 18, 2017, we also filed a Complaint against Agamatrix in the International Trade Commission (“ITC”) requesting the ITC institute an investigation and issue an order excluding certain products of Agamatrix from importation into or sale in the United States based on Agamatrix’s infringement of the same two patents asserted in the Delaware litigation. The ITC granted DexCom’s request to institute the investigation on October 18, 2017.
Neither the outcome of these lawsuits nor the amount and range of potential fees associated with the lawsuits can be assessed at this time. As of September 30, 2017, no amounts have been accrued in respect of these suits.
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
Several companies are developing or commercializing short-term continuous or flash glucose monitoring products that compete directly with our products. Medtronic, Inc. has filed for FDA approval to commercialize a standalone continuous glucose monitoring product called Guardian Connect. In 2015 Abbott Diabetes Care, Inc. launched a consumer flash glucose monitoring system, FreeStyle Libre, outside the United States. Abbott received FDA approval for a blinded, professional-use version of this system in September 2016 and FDA approval for the consumer flash glucose monitoring system in the United States in September 2017. In addition, we believe that others, including Roche, are developing invasive and non-invasive continuous glucose monitoring systems. We cannot predict if other competitors will receive approval by the FDA for their products or the timing of such approvals.
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
Some of the companies developing or marketing competing devices are publicly traded or divisions of publicly traded companies, and these companies possess several competitive advantages over us, including:

•	significantly greater name recognition;

•	established relations with healthcare professionals, customers and third-party payors;

•	established distribution networks;

•	additional lines of products, and the ability to bundle products to offer higher discounts or incentives to gain a competitive advantage;

•	greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products and marketing approved products;

•	the ability to integrate multiple products to provide additional features beyond continuous glucose monitoring; and

•	greater financial and human resources for product development, sales and marketing, and patent litigation.
As a result, we may not be able to compete effectively against these companies or their products, which may adversely impact our business.
We enter into collaborations with third parties that may not result in the development of commercially viable products or the generation of significant future revenues.
In the ordinary course of our business, we enter into collaborative arrangements to develop new products and to pursue new markets, such as our agreements with Tandem and Insulet, to integrate our continuous glucose monitoring technology into their insulin delivery systems, and our agreement with Verily to develop a series of next-generation continuous glucose monitoring products. Neither our Insulet and Verily collaborations have yet resulted in a commercial product. On September 9, 2015 Tandem received FDA approval for its sensor augmented insulin delivery system, the t:slim G4™ Insulin Pump.

As a result of these development relationships, our operating results depend, to some extent, on the ability of our development partners to successfully commercialize their insulin delivery systems. Any factors that may limit our partners’ ability to achieve widespread adoption of their systems, including competitive pressures, technological breakthroughs for the treatment or prevention of diabetes, adverse regulatory or legal actions relating to insulin pump products, or changes in reimbursement rates or policies of third-party payors relating to insulin pumps or similar products, could have an adverse impact on our operating results. For example, Animas announced in September 2017 that it intends to discontinue the manufacturing and sale of Animas® Vibe®and OneTouch Ping®insulin pumps, close operations and exit the insulin pump business. Animas has selected Medtronic as its partner-of-choice to facilitate a seamless transition for patients, caregivers and healthcare providers. Patients using an Animas insulin pump will be offered the option to transfer to a Medtronic pump. As Animas Vibe is compatible with DexCom’s products, and Animas has served as a distributor for our products, in certain geographies the transition of Animas customers to Medtronic pumps, which are not compatible with our sensors, may adversely impact our sales revenues. As another example, UnitedHealthcare announced, effective July 1, 2016, that UnitedHealthcare Community Plan and Commercial members will no longer have an in-network choice among providers of insulin pumps, and designated Medtronic as its preferred, in-network provider. We do not have a development relationship with Medtronic, which has developed an insulin pump augmented with its proprietary continuous glucose monitoring system. The decision by UnitedHealthcare to establish Medtronic as its preferred provider of insulin pumps could result in a material reduction in the number of insulin pumps sold by other insulin pump manufacturers, including Tandem and Insulet. In addition, it is possible that other large third-party payors will establish preferred providers of insulin pumps, which may or may not include the pumps produced by our development partners.
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
Our operations in countries outside the United States, which accounted for approximately 18% of our revenues for the quarter ended September 30, 2017, are accompanied by certain financial and other risks. In addition to opening offices in the United Kingdom, Germany and Canada recently, in connection with distributor acquisitions and otherwise, we intend to continue to pursue growth opportunities in sales outside the United States, especially in Europe, which could expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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

We may require additional funding to continue the commercialization of our G4 PLATINUM and G5 Mobile systems, or the development and commercialization of our future generation and other continuous glucose monitoring systems, including our sensor augmented insulin pump systems developed in collaboration with our pump partners and other partners.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercialization of our products, including growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our next generation ambulatory continuous glucose monitoring sensors and systems. Although we raised $389.0 million in net proceeds through the private sale of our convertible notes in May 2017, $75.0 million of which was used to repay our credit facility, and now have $200.0 million available to us under our credit facility, we may need additional funds to continue the commercialization of our current products and to develop and commercialize our next generation sensors and systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we may need will depend on many factors, including:
•the revenue generated by sales of our products and other future products;
•the costs, timing and risks of delay of additional regulatory approvals;
•the expenses we incur in manufacturing, developing, selling and marketing our products;
•our ability to scale our manufacturing operations to meet demand for our current and any future products;
•the costs to produce our continuous glucose monitoring systems;
•the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•the rate of progress and cost of our clinical trials and other development activities;
•the success of our research and development efforts;
•the emergence of competing or complementary technologies;
•the terms and timing of any collaborative, licensing and other arrangements that we may establish;
•the cost of ongoing compliance with legal and regulatory requirements, and third party payors' policies;
•the cost of obtaining and maintaining regulatory or payor clearance or approval for our current or future products including those integrated with other companies' products; and
•the acquisition of business, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
If adequate funds are not available, we may not be able to commercialize our products at the rate we desire and we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce sales, marketing, customer support or other resources devoted to our products. Any of these factors could harm our business and financial condition.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future. From January 1, 2017 through November 1, 2017, the closing price of our common stock on the NASDAQ Global Select Market was as high as $85.49 per share and as low as $44.46 per share.
The market price of our common stock is influenced by many factors that are beyond our control, including the following:

•	securities analyst coverage or lack of coverage of our common stock or changes in their estimates of our financial performance;

•	variations in quarterly operating results;

•	future sales of our common stock by our stockholders;

•	investor perception of us and our industry;

•	announcements by us or our competitors of significant agreements, acquisitions, capital commitments or product launches or discontinuations;

•	changes in market valuation or earnings of our competitors;

•	negative business or financial announcements regarding our partners;

•	general economic conditions;

•	regulatory actions;

•	legislation and political conditions; and

•	terrorist acts.

Please also refer to the factors described elsewhere in this “Risk Factors” section. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated and disproportionate to the operating performance of companies in our industry. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.
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
We have entered into a revolving credit agreement and a pledge and security agreement with JPMorgan Chase Bank and four other lenders to fund our business operations. These agreements impose numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of September 30, 2017, we were in compliance with the covenants imposed by the loan and security agreement. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.

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
Our credit facility contains restrictive covenants relating to our capital raising activities and other financial and operational matters which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, our credit facility and the agreements governing the notes each contain, cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $25.0 million would cause a cross default under the indenture governing the Notes, as well as under our credit facility. The occurrence of a default under any of these borrowing arrangements would permit the holders of the Notes or the lenders under our credit facility to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the Note holders or the trustee under the indenture governing the Notes or the lenders under our credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following exhibits are filed as a part of this report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

10.48	Offer Letter for Quentin S. Blackford dated July 28, 2017	8-K	000-51222	8/1/2017	10.1

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

DEXCOM, INC. (Registrant)

Dated: November 1, 2017	By:	/s/ KEVIN R. SAYER
Kevin R. Sayer, President & Chief Executive Officer (Principal Executive Officer)

Dated: November 1, 2017	By:	/s/ QUENTIN S. BLACKFORD
Quentin S. Blackford, Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)