Form 10-K
period 2017-12-31
DEXCOM INC
filed 2018-02-27
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Yes  ☒    No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “Smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐    Smaller reporting company  ☐ Emerging Growth Company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6,243,418,847 based on the closing sales price as reported on the Nasdaq Global Select Market.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2018
Common stock, $0.001 par value per share	86,997,158
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.

Designated portions of the Proxy Statement relating to the 2017 Annual Meeting of the Stockholders ( “Proxy Statement”): Part III (Items 9, 10, 11, 12, and 13). Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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
Products
DexCom G5® Mobile
In August 2015, we received approval from the FDA for the DexCom G5® Mobile Continuous Glucose Monitoring System, also referred to as the G5 Mobile. The G5 Mobile is designed to allow our transmitter to run the Software 505 algorithm that historically had operated on the receiver, and to communicate directly to a patient's mobile device, including iPhone®, iPod touch®, iPad®, or certain Android mobile digital devices. The G5 Mobile transmitter has a labeled useful life of three months. Data from the G5 Mobile can be integrated with DexCom CLARITYTM, our next generation cloud-based reporting software, for personalized, easy-to-understand analysis of trends that may improve diabetes management. We previously received CE Mark approval for, and in September 2015 we launched, the G5 Mobile in certain countries in Europe.
The sensor is inserted by the user and is intended to be used continuously for up to seven days, after which it may be replaced with a new disposable sensor. Our transmitter is reusable until it reaches the end of its battery life. Our receiver is reusable. As we establish an installed base of customers using our products, we expect to generate an increasing portion of our revenues through recurring sales of our disposable sensors. In December 2016, the FDA approved the G5 Mobile as the first CGM system in the United States to have a non-adjunctive indication. The non-adjunctive indication expands the lawfully permitted use of the G5 Mobile as a replacement to finger stick glucose testing for diabetes treatment decisions. With the new label indication, the G5 Mobile only requires two finger pricks per day for calibration. In the countries and regions outside of the United States that recognize the CE Mark, as well as the United States and Canada, the G5 Mobile also does not require confirmatory finger sticks when making treatment decisions, although a minimum of two finger sticks a day remain necessary for calibration. Approval of the non-adjunctive indication also was an important and necessary step in enabling people with Medicare to access CGM.
Except with respect to the foregoing, the G5 Mobile is equivalent to the G4® PLATINUM System in its technical capabilities and its regulatory requirements and indications.
DexCom G4® PLATINUM
The DexCom G4 PLATINUM continuous glucose monitoring system replaced our legacy DexCom SEVEN PLUS system beginning in 2012, when it was approved for up to seven days of continuous use by adults with diabetes. Since 2012, we have marketed the DexCom G4 PLATINUM under a Conformité Européenne Marking, or CE Mark, in the European Union, Australia, New Zealand and the countries in Asia and Latin America that recognize the CE Mark, and in the United States with approval from the FDA. We received approvals for a pediatric indication under the CE Mark in February 2013 and from the FDA in February 2014, enabling us to market and sell this system to persons two years old and older who have diabetes (hereinafter referred to as the "Pediatric Indication"). In June 2014, we received approval from the FDA for an expanded indication for the DexCom G4 PLATINUM for professional use, which allows healthcare professionals to purchase the DexCom G4 PLATINUM system for use with multiple patients. Healthcare professionals can use the insights gained from a DexCom G4 PLATINUM professional session to adjust therapy and to educate and motivate patients to modify their behavior after viewing the effects that specific foods, exercise, stress and medications have on their glucose levels. In October 2014, we launched our Software 505 for the DexCom G4 PLATINUM, an algorithm which enabled our systems to achieve a single digit MARD - a measure of the accuracy of continuous glucose monitoring. We believe our CGM systems are currently the most consistently accurate available for continuous glucose monitoring.
DexCom Share®
In 2015, we received approval from the FDA for the DexCom G4 PLATINUM with Share and began commercializing this product in the United States in the first quarter of 2015 using a secure wireless connection between a patient’s G4 PLATINUM receiver and an app. We now offer this feature directly from the transmitter through the G5 Mobile app. The

DexCom Share remote monitoring system uses an app on the patient's iPhone, iPod touch, iPad, Apple WatchTM or Android mobile digital device to transmit glucose information to apps on the mobile devices of up to five designated recipients, or "followers", who can remotely monitor a patient's glucose information and receive alert notifications anywhere they have an Internet or cellular connection.
Data & Insulin Delivery Collaborations
We have entered into multiple collaboration agreements that leverage our technology platform to integrate our continuous glucose monitoring products with insulin delivery systems. The general purpose of these development and commercial relationships is to integrate our technology into the insulin pump or pen product offerings of the respective partner, enabling the partner's insulin delivery device to receive and display glucose readings from our transmitter and, in some cases, use the glucose readings for semi-automated insulin delivery. Currently, we have announced insulin delivery partnerships with Beta Bionics, Diabeloop, Eli Lilly, Insulet, Tandem and TypeZero Technologies. In addition to these major partners, we are working with other companies that are pursuing varying strategies surrounding semi-automated insulin delivery and data analytics to improve outcomes and ease-of-use in diabetes management.
Verily Collaboration
In August 2015, we entered into a Collaboration and License Agreement (“Verily Collaboration Agreement”) with Google Life Sciences LLC, now named Verily Life Sciences (“Verily”). Pursuant to the Verily Collaboration Agreement, we and Verily have agreed to jointly develop a series of next-generation continuous glucose monitoring products. The Verily Collaboration Agreement provides us with an exclusive license to use certain intellectual property of Verily related to the development, manufacture and commercialization of the products contemplated under the Verily Collaboration Agreement. The Verily Collaboration Agreement provides for the establishment of a joint steering committee, joint development committee and joint commercialization committee to oversee and coordinate the parties’ activities under the collaboration. We and Verily have agreed to make committee decisions by consensus. Certain amendments were made to this agreement in October 2016.
Future Products
We plan to develop future generations of technologies focused on improved performance and convenience and that will enable intelligent insulin administration. We also are aggressively exploring how to extend our product portfolio to other categories of people with diabetes including those with Type 2 diabetes that are non-insulin using, people with pre-diabetes and people who are obese. Over the longer term, we plan to develop networked platforms with open architecture, connectivity and transmitters capable of communicating with other devices and software systems. We also intend to expand our efforts to accumulate CGM patient data and metrics and apply predictive modeling and machine learning to generate interactive CGM insights that can inform patient behavior.
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
Background
Diabetes is a disease with significant adverse consequences for human health throughout the world. The International Diabetes Federation, or IDF, estimates that in 2017, 425 million people around the world had diabetes, and the Centers for Disease Control, or CDC, estimates that in 2017, diabetes affected 30.3 million people in the United States, of which 7.2 million were undiagnosed. IDF estimates that by 2045, the worldwide incidence of people suffering from diabetes will reach 629 million. According to the CDC's National Vital Statistics Reports for 2015, diabetes was the seventh leading cause of death by disease in the United States. According to the Congressional Diabetes Caucus website, diabetes is the leading cause of kidney failure, adult-onset blindness, lower-limb amputations, and significant cause of heart disease and stroke, high blood pressure and nerve damage. According to the IDF, there were an estimated 4 million deaths attributable to diabetes globally in 2017 between the ages of 20 and 79 years. The American Diabetes Association, or ADA, Fast Facts, revised in August 2017, states that diabetes is the primary cause of death for more than 80,000 Americans each year, and contributes to the death of more than 250,000 Americans annually. According to an article published in The New England Journal of Medicine in November 2014, excess mortality for people with diabetes with ages of less than 30 years is largely explained by acute complications of diabetes.

Among people of all ages, 2015 data indicated the following: An estimated 23.1 million people or 7.2% of the U.S. population had been diagnosed with diabetes. In addition to those newly diagnosed, the Congressional Diabetes Caucus website reports that every 24 hours there are: 238 amputations in people with diabetes, 120 people who enter end-stage kidney disease programs, and 48 people who go blind.
According to the ADA, one in every five healthcare dollars was spent on treating diabetes in 2012, and the direct medical costs and indirect expenditures attributable to diabetes in the United States were an estimated $245 billion, an increase of $71 billion, or approximately 41%, since 2007. Of the $245 billion in overall expenses, the ADA estimated that approximately $176 billion were direct costs associated with diabetes care, chronic complications and excess general medical costs, and $69 billion were indirect costs. The ADA also found that average medical expenditures among people with diagnosed diabetes were 2.3 times higher than for people without diabetes in 2012. According to the IDF, 2017 expenditures attributable to diabetes were estimated to be $727 billion globally. The IDF estimates that expenditures attributable to diabetes will grow to $776 billion globally by 2045.
Continuous Glucose Monitoring
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
Our current target market consists primarily of people with Type 1 and Type 2 diabetes who utilize insulin pump therapy or who utilize multiple daily insulin injections. We have recently begun to target people with Type 2 diabetes on multiple daily injection therapy and expect to expand our target market to include all people with diabetes, people with pre-diabetes and people who are obese. Although the majority of our revenue has been generated in the United States, we have expanded our operations to include Canada, Australia, New Zealand, and portions of Europe, Asia, the Middle East, Latin America and Africa.
Commercial Operations
We have built a direct sales organization in the United States, Canada and certain countries in Europe to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. To complement our direct sales efforts, we have entered into distribution arrangements in the United States and internationally that allow distributors to sell our products. We believe our direct, highly specialized and focused sales organization and our domestic and international distribution agreements are sufficient for us to support our sales efforts for at least the next twelve months.
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
Type 1 Diabetes
According to the ADA and JDRF, as of 2012 there were an estimated 1.3 million people with Type 1 diabetes in the United States. Type 1 diabetes is an autoimmune disorder that usually develops during childhood and is characterized by an absence of insulin, resulting from destruction of the insulin producing cells of the pancreas. Individuals with Type 1 diabetes must rely on frequent insulin injections in order to regulate and maintain blood glucose levels.
According to JDRF, 40,000 people are diagnosed with Type 1 diabetes each year in the United States and between the years 2001-2009 there was a 21% increase in the prevalence of Type 1 diabetes in people under the age of 20. In addition, according to the National Diabetes Statistics Report in 2009, there were an estimated 18,436 people younger than the age of 20 years old were diagnosed with Type 1 diabetes in the United States.
Type 2 Diabetes
According to the ADA, in 2012 there were approximately 27.8 million people in the United States with Type 2 diabetes. Type 2 diabetes is a metabolic disorder which results when the body is unable to produce sufficient amounts of insulin or becomes insulin resistant. Depending on the severity of Type 2 diabetes, individuals may require diet and nutrition management, exercise, oral medications or insulin injections to regulate blood glucose levels. We estimate that approximately 6.0 million Type 2 patients must use insulin to manage their diabetes.
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

Diabetes & Glucose Management in the Hospital Setting
There are various subgroups of people with diabetes, including in-hospital patients, who present significant management challenges. According to the ADA, diabetes related hospitalizations totaled 43.1 million days in 2012, an increase of 18.8 million days from 2007. Additionally, studies show that many hospital patients without diabetes suffer episodes of hyperglycemia. According to a Diabetes Care article, as of 1998, as many as 1.5 million hospitalized patients had significant hyperglycemia without a history of diabetes. A November 2001 article in the New England Journal of Medicine summarized a study of over 1,500 hospitalized patients, of which only 13% had diabetes, which concluded that intensive insulin therapy to maintain blood glucose levels within a target range reduced mortality among critically ill patients in the surgical intensive care unit and improved patient outcomes. According to the CDC, as of 2009 there were 5.5 million hospital discharges with diabetes as a listed diagnosis and 688,000 hospital discharges with diabetes listed as the primary diagnosis. More than 40% of all health care expenditures attributed to diabetes come from higher rates of hospital admission and longer average lengths of stay per admission, constituting the single largest contributor to the medical cost of diabetes. Of the projected $475 billion in national expenditures for hospital inpatient care, approximately $124 billion is incurred by people who have diabetes, of which $76 billion is directly attributed to their diabetes.
Importance of Glucose Monitoring
Blood glucose levels can be affected by many factors, including the carbohydrate and fat content of meals, exercise, stress, illness or impending illness, hormonal releases, variability in insulin absorption and changes in the effects of insulin in the body. Given the many factors that affect blood glucose levels, maintaining glucose within a normal range is difficult, resulting in frequent and unpredictable excursions above or below normal blood glucose levels. People with diabetes administer insulin or ingest carbohydrates throughout the day in order to maintain blood glucose levels within normal ranges. People with diabetes frequently overcorrect and fluctuate between hyperglycemic and hypoglycemic states, often multiple times during the same day. As a result, many people with diabetes are routinely outside the normal blood glucose range. People with diabetes are often unaware that their glucose levels are either too high or too low, and their inability to completely control blood glucose levels and the associated serious complications can be frustrating and, at times, overwhelming.
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

The DexCom Solution
Our G4 PLATINUM and G5 Mobile systems offer the following advantages to people with diabetes:

•
Improved Outcomes. Results of a major multicenter clinical trial funded by the JDRF demonstrated that patients with Type 1 diabetes who used continuous glucose monitoring devices to help manage their disease experienced significant improvements in glucose control. Data published in a peer-reviewed article based on the pivotal trial for our first-generation system demonstrated that patients using the system showed statistically significant improvements in glucose levels within the target range when compared to patients relying solely on single-point finger stick measurements. Additional peer-reviewed published data has demonstrated that patients with access to seven days of continuous glucose data statistically improved glucose control by further increasing their time spent with glucose levels in the target range, thereby reducing time spent in both hyperglycemic and hypoglycemic ranges. Finally, peer reviewed data published from the DIaMonD study demonstrated that DexCom CGM System users on MDI (multiple daily injections) achieved a one percent average reduction in hemoglobin A1c levels, a measure of the average amount of glucose in the blood over the prior three months, after 24 weeks of regular use, compared to their baseline. Study participants also increased time spent in their target A1c range and spent less time in hypoglycemia and hyperglycemia when they used a DexCom CGM system compared to those who used only a standard blood glucose meter to monitor their glucose.

•
Access to Real-Time Values, Trend Information and Alerts. At the push of a button, people with diabetes can view their current glucose value, along with a graphical display of the historical trend information on our receiver or alternate display device. Without continuous monitoring, the individual is often unaware if his or her glucose is rising, declining or remaining constant. Access to continuous real-time glucose measurements provides people with diabetes information that may aid in attaining better glucose control. Additionally, our G4 PLATINUM and G5 Mobile systems alert people with diabetes when their glucose levels approach inappropriately high or low levels so that they may intervene.

•
Intuitive User Interface. We have developed a user interface that we believe is intuitive and easy to use. The G5 Mobile receiver’s compact design includes user-friendly buttons or touchscreen, an easy-to-read color display, simple navigation tools, audible alerts and graphical display of trend information. Similar benefits are available via the interfaces we have made available on iOS and Android devices. In certain countries outside of the United States, these devices can serve as substitutes for our receivers or alternate display units in certain geographies.

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

•
Connectivity to Others. Our Share remote monitoring systems enable users of our G4 PLATINUM and G5 Mobile systems to have their sensor glucose information remotely monitored by their family or friends by wirelessly transmitting data through an app on the patient’s smart phone. Up to five designated recipients, or “followers,” can remotely monitor a patient’s glucose information and receive secondary alert notifications from almost anywhere via each follower's mobile device.

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
The G4 PLATINUM is not approved as a replacement device for single-point finger stick devices in the United States, must be calibrated initially using measurements from two single-point finger stick tests and thereafter at least every 12 hours using single-point finger stick tests, and may be more costly to use. In the United States, Canada and the countries and regions outside of the United States that recognize the CE Mark, our G5 Mobile system no longer requires confirmatory finger sticks when making treatment decisions although it does require two single-point finger stick tests each day for calibration.
Our Strategy
Our objective is to become the leading provider of continuous glucose monitoring systems and related products to enable people with diabetes to more effectively and conveniently manage their disease. We are also developing and commercializing products that integrate our continuous glucose monitoring technologies into the insulin delivery systems of our respective partners. In addition, we continue to pursue development partnerships with other insulin delivery companies, including automated insulin delivery systems. To achieve these objectives, we are focusing on the following business strategies:

•
Establish and maintain our technology platform as the leading approach to continuous glucose monitoring and leverage our development expertise to rapidly bring products to market, including for expanded indications.

•	Drive the adoption of our ambulatory products through a direct sales and marketing effort, as well as key distribution arrangements.

•	Drive additional adoption through technology integration partnerships such as our current partnerships with Eli Lilly, Insulet, Tandem and others.

•	Seek broad coverage policies and reimbursement for our products from private third-party payors and national health systems such as Medicare.

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
Receiver & Transmitter Technology

Our ambulatory glucose monitoring systems use radiofrequency telemetry to wirelessly transmit information from the transmitter, which sits in a pod atop the sensor, to our receiver or to a compatible iOS or Android device. We have developed the technology for reliable transmission and reception and have consistently demonstrated a high rate of successful transmissions from transmitter to receiver or compatible mobile device in our clinical trials. Our receiver or the mobile device, via our G5 Mobile app, then displays both real-time and trended glucose values, and provides alerts and alarms. We have used our extensive database of continuous glucose data from our clinical trials to create software and algorithms for the display of data to customers.
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
We also continue to pursue and support development partnerships with insulin pump companies and companies or institutions developing insulin delivery systems, including automated insulin delivery systems.
In the future, we intend to seek additional indications for our continuous glucose monitoring technology, including gestational diabetes and hospital monitoring. Eventually, we may apply our technological expertise to products beyond glucose monitoring.
Disposable Sensor & Reusable Transmitter
Our sensor includes a tiny wire-like electrode coated with our sensing membrane system. This disposable sensor comes packaged with an integrated insertion device and is contained in a small plastic housing platform, or pod. The base of the pod has adhesive that attaches it to the skin. The sensor is intended to be easily and reliably inserted by the user by exposing the adhesive, placing the pod against the surface of the skin of the abdomen and pushing down on the insertion device. The insertion device first extends a narrow gauge needle containing the sensor into the subcutaneous tissue and then retracts the needle, leaving behind the sensor in the tissue and the pod adhered to the skin. The user then disposes of the insertion device and snaps the reusable transmitter to the pod. After a stabilization period, the user is required to calibrate the receiver with two measurements from a single-point finger stick device and the disposable sensor begins wirelessly transmitting the continuous glucose data at specific intervals to the handheld receiver or compatible mobile iOS or Android device. Users are prompted by the receiver or mobile app, if using the G5 Mobile, to calibrate the system twice per day with finger stick measurements throughout the seven day usage period to ensure reliable operation. Calibration may be accomplished by using any FDA approved blood glucose meter. Currently, the G4 PLATINUM system is indicated for use as an adjunctive device to complement, not replace, information obtained from standard home blood glucose monitoring devices. Our G5 Mobile system has labeling from the FDA and CE Mark permitting its use as the sole basis for making therapeutic adjustments, although it still requires twice daily finger stick calibrations.
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
Sales and Marketing
We have built a direct sales organization to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy. We believe that referrals by endocrinologists, physicians and diabetes educators, together with self-referrals by customers, have driven and will continue to drive adoption of our G4 PLATINUM and G5 Mobile systems. We directly market our products in the United States, the United Kingdom, Germany, Ireland, Austria, Switzerland and Canada primarily to endocrinologists, physicians and diabetes educators. Although the number of diabetes patients is significant, the number of physicians and educators influencing these patients is relatively small. As of 2017, there were an estimated 6,000 clinical endocrinologists who treat diabetes in the United States. As a result, we believe our direct, highly specialized and focused sales organization is sufficient for us to support our sales efforts for the foreseeable future.
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
Competition
The market for blood glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In selling the G4 PLATINUM and G5 Mobile systems, we compete directly with Roche Diabetes Care, a division of Roche Diagnostics; LifeScan, Inc., a division of Johnson & Johnson; the Diabetes Care division of Abbott Laboratories; and Panasonic Healthcare Holdings’ Ascensia Diabetes Care (formerly Bayer Diabetes Care), each of which manufactures and markets products for the single-point finger stick device market. Collectively, these companies currently account for the majority of the worldwide sales of self-monitored glucose testing systems.
Several companies are developing or commercializing short-term continuous or intermittent flash glucose monitoring products that compete directly with our products. Medtronic, Inc. has a CE Mark and filed for FDA approval in 2016 to commercialize a standalone glucose monitoring product called Guardian Connect. In 2015, Abbott Diabetes Care, Inc. launched a consumer flash glucose monitoring system, FreeStyle Libre, outside the United States and received FDA approval for this system in September 2017 for use in the United States. Abbott also received FDA approval for a blinded, professional-use version of this system in September 2016 for use in the United States.

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
Manufacturing
We currently manufacture our products at our headquarters in San Diego, California. At December 31, 2017, these facilities had more than 28,000 square feet of laboratory space and approximately 18,000 square feet of controlled environment rooms. There are technical challenges to increasing manufacturing capacity, including FDA qualification of new manufacturing facilities, equipment design and automation, material procurement, problems with production yields, and quality control and assurance. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. We have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts, however we cannot guarantee that supply will not be constrained going forward. Additionally, the production of our continuous glucose monitoring systems must occur in a highly controlled and clean environment to minimize particles and other yield- and quality-limiting contaminants. Developing commercial-scale manufacturing facilities has and will continue to require the investment of substantial additional funds and the hiring and retaining of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience.
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
We currently anticipate we will begin production of the first components during 2018. Upon FDA approval, we anticipate we will have approximately 3,000 square feet of laboratory space and approximately 10,000 square feet of controlled environment rooms. Eventually we intend to manufacture current and next generation sensors and transmitters in this facility.
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
Our G4 PLATINUM system is not classified as a Therapeutic CGM by CMS and thus remains ineligible for reimbursement within the Medicare-eligible population.  Reimbursement of our G4 PLATINUM system, or any future system that does not meet the requirements for Therapeutic CGMs under Medicare Part B or the requirements of another national healthcare system, will be limited to those customers covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices that include our products.
As of February 27, 2018, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our G4 PLATINUM and G5 Mobile systems by their members. Many of these coverage policies reimburse for our products under durable medical equipment benefits, are restrictive in nature and require the patient to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. Customers who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist customers in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create and liberalize coverage policies with third-party payors, including obtaining reimbursement for our products under pharmacy benefits and for more people with diabetes.
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

Intellectual Property
Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patent, copyright and other intellectual property laws, trade secrets, nondisclosure agreements and other measures to protect our proprietary rights. As of January 2018, we had 391 issued U.S. patents in force, and had 231 U.S. published patent applications pending. We believe it will take up to five years, and possibly longer, for these pending U.S. patent applications to result in issued patents. As of January 2018, we have 21 published international applications pending under the Patent Cooperation Treaty, 42 granted European patents and 56 published European patent applications pending. We also have 21 registered U.S. trademarks 16 registered European Community trademarks and a number of registered trademarks and pending trademark applications in 39 countries in Asia, Latin America and the Middle East.  Our patents began expiring in 2017.
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
Anti-kickback Laws. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments, and providing anything at less than its fair market value. The Department of Health and Human Services, or HHS has issued regulations, commonly known as safe harbors, that set forth certain provisions which, if fully met, will assure healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the HHS Office of Inspector General.
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
Federal False Claims Act. The federal False Claims Act prohibits knowingly presenting, or causing to be presented a false claim or the knowing use of false statements or records to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $11,500 and $22,000 for each separate false claim. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action. Federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements.  In addition, the Affordable Care Act amended federal law to provide that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Criminal prosecution is possible for making or presenting a false or fictitious or fraudulent claim to the federal government.
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
FCPA. Additionally, the U.S. Foreign Corrupt Practices Act, or FCPA prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA would include interactions with certain healthcare professionals in many countries. Other countries, including a number of EU Member States, have laws of similar application, including the UK Bribery Act 2010. Our present and future business has been and will continue to be subject to various other U.S. and foreign laws, rules and/or regulations.
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
Employees
As of December 31, 2017, we had more than 2,290 full-time employees and more than 700 contract and temporary employees globally. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good.
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

Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. Before making a decision to invest in, hold or sell our common stock, stockholders and potential stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Annual Report on Form 10-K, as well as the other information we file with the Securities and Exchange Commission. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the value of our common stock could decline and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business, financial condition or results of operations. Refer to our disclaimer regarding forward-looking statements at the beginning of our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Factors that May Affect our Financial Condition and Results of Operations
Risks Related to Our Business
We have incurred losses since inception and anticipate that we will incur continued losses in the future.
We have incurred operating losses in each year since our inception in May 1999, including operating losses of $42.5 million for the twelve months ended December 31, 2017. As of December 31, 2017, we had an accumulated deficit of $671.8 million. We have financed our operations primarily through private and public offerings of equity securities and debt, and the sales of our products. We have devoted substantial resources to:

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

If, in the future, we are unable to continue the development of an adequate sales and marketing organization, or if our direct sales organization is not successful, we may have difficulty achieving market awareness and selling our products.
To achieve commercial success for the G4 PLATINUM and G5 Mobile systems and our future products, we must either continue to develop and grow our sales and marketing organization and enter into partnerships or other arrangements to market and sell our products or collaborate with third parties to market and sell our products. Developing and managing a direct sales organization is a difficult, expensive and time consuming process.
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
We have entered into distribution arrangements to leverage established distributors already engaged in the diabetes marketplace. Our distribution agreements with Byram and affiliates and Cardinal Health and affiliates (including Edgepark Medical Supplies), our two most significant distributors generated approximately 14% and 17% respectively, of our total revenue during the twelve months ended December 31, 2017. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. To the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States, Europe or other countries, our product margins could be lower than if we directly marketed and sold our products. To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and people with diabetes in Europe or other countries will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe or other countries. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.
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
As of February 27, 2018, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our products by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on CGM devices, typically, though not exclusively, under durable medical equipment benefits, those coverage policies frequently require significant medical documentation in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. Moreover, it is not uncommon for federal and/or state agencies and their contractors to conduct periodic routine billing and compliance reviews that may entail extensive documentation requests, cooperation with which may require significant time and resources.

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
The ACA included an excise tax on the sale of medical devices equal to 2.3% of the selling price of the device in the U.S. beginning in 2013. The excise tax is applicable to sales of our G4 PLATINUM receivers for professional use. The excise tax was suspended from 2016 through 2019.
As of December 31, 2017, we believe that our current CGM products were exempt from the excise tax, except for our G4 PLATINUM system for professional use which is subject to the excise tax. The current tax liability related to our G4 PLATINUM system for professional use is immaterial, but may become material in the future. Notwithstanding our belief, if the IRS were to determine that this tax applies to any of our current or future products, our future operating results could be harmed, which in turn could cause the price of our stock to decline. In addition, because of the uncertainty surrounding these issues, the impact of this tax has not been reflected in our forward guidance.
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
We may be subject to these (and other) laws regulating the provision of, and reimbursement for, health care goods and services, both in our capacity as a medical device manufacturer and/or as a supplier of covered items and services to federal health care program beneficiaries, with respect to which items and services we submit claims for reimbursement from such programs. The laws and regulations of health care goods and services that apply to us, including those described above, are subject to evolving interpretations and enforcement discretion. As part of our compliance program, we have reviewed our sales contracts, marketing materials, and billing practices (among others) to reduce the risk of non-compliance with these and other foreign, federal and state laws. If a governmental authority was to conclude that we are not in compliance with applicable laws and regulations, we and our officers, directors and employees could be subject to criminal and civil penalties, including, for example, exclusion from participation as a supplier of product to beneficiaries covered by programs administered by CMS. Any failure to comply with laws, regulations or contractual requirements relating to reimbursement and health care goods and services could adversely affect our reputation, business, financial condition and cash flows.
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
Governmental agencies and their agents, such as CMS Medicare Administrative Contractors and other CMS contractors, as well as the OIG, state Medicaid programs, and other state and federal agencies may conduct audits of our operations, relating to covered items and services including those furnished to beneficiaries, health care providers and distributors. Commercial and government-funded managed care payors may conduct similar post-payment audits, and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material, adverse effect on our financial position, results of operations and liquidity.
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
We and our suppliers are also required to comply with the FDA's Quality System Regulation, or QSR and other regulations, which cover the methods and documentation of the design, testing, production, control, selection and oversight of suppliers or contractors, quality assurance, labeling, packaging, storage, complaint handling, shipping and servicing of our products. The FDA enforces the QSR through unannounced inspections. We currently manufacture our products at our headquarters facilities in San Diego, California. In these facilities we have more than 28,000 square feet of laboratory space and approximately 18,000 square feet of controlled environment rooms. During a routine FDA post-market inspection ending on March 29, 2016, the FDA issued a Form 483 with one observation regarding the DexCom MDR procedure specific to retrospective MDR filing when a change in complaint reportability is made. On April 19, 2016 DexCom responded to this observation. On June 2, 2016 we received a copy of the final Establishment Inspection Report from the FDA, which we believe reflects the resolution of this observation without further FDA action
Compliance with ongoing regulatory requirements can be complex, expensive and time-consuming. Failure by us or one of our suppliers or distributors to comply with statutes and regulations administered by the FDA, competent authorities and other regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following actions:

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
On August 6, 2016, DexCom filed a patent infringement lawsuit in the United States Central District Court of California ("C.D. Cal."), asserting certain AgaMatrix products infringed a patent held by DexCom. On September 30, 2016 DexCom filed a First Amended Complaint asserting the same patent. In a summary judgement ruling dated February 5, 2018, the C.D. Cal. judge found that the AgaMatrix products did not infringe DexCom’s asserted patent.
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
On January 19, 2018, Arbmetrics, LLC filed a patent infringement lawsuit against us in the United States Southern District of California. It is our position that Arbmetric’s assertions of infringement have no merit.

Neither the outcome of these lawsuits nor the amount and range of potential fees associated with the lawsuits can be assessed at this time. As of December 31, 2017, no amounts have been accrued in respect of these suits.
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
Several companies are developing or commercializing short-term continuous or flash glucose monitoring products that compete directly with our products. Medtronic, Inc. has filed for FDA approval to commercialize a standalone continuous glucose monitoring product called Guardian Connect. In 2015, Abbott Diabetes Care, Inc. launched a consumer flash glucose monitoring system, FreeStyle Libre, outside the United States. Abbott received FDA approval for a blinded, professional-use version of this system in September 2016 and FDA approval for the consumer flash glucose monitoring system in the United States in September 2017. Senseonics Holdings, Inc. is seeking FDA approval for its implantable CGM system, Eversense® and received a CE Mark for its current system, Eversense® XL in September 2017. In addition, we believe that others, including Roche, are developing invasive and non-invasive continuous glucose monitoring systems. We cannot predict if other competitors will receive approval by the FDA for their products or the timing of such approvals.
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
In the ordinary course of our business, we enter into collaborative arrangements to develop new products and to pursue new markets, such as our agreements with Tandem and Insulet, to integrate our continuous glucose monitoring technology into their insulin delivery systems, and our agreement with Verily to develop a series of next-generation continuous glucose monitoring products. Neither our Insulet nor Verily collaborations have yet resulted in a commercial product. In August 2017, Tandem received FDA approval for its latest sensor augmented insulin delivery system, the t:slim X2™ Insulin Pump with our G5 Mobile CGM.

As a result of these development relationships, our operating results depend, to some extent, on the ability of our development partners to successfully commercialize their insulin delivery systems or monitoring products. Any factors that may limit our partners’ ability to achieve widespread adoption of their systems, including competitive pressures, technological breakthroughs for the treatment or prevention of diabetes, adverse regulatory or legal actions relating to insulin pump products, or changes in reimbursement rates or policies of third-party payors relating to insulin pumps or similar products, could have an adverse impact on our operating results. For example, Animas announced in September 2017 that it has discontinued the manufacturing and sale of Animas® Vibe® and OneTouch Ping® insulin pumps, close operations and exit the insulin pump business. Animas has selected Medtronic as its partner to facilitate a seamless transition for patients, caregivers and healthcare providers. Patients using an Animas insulin pump will be offered the option to transfer to a Medtronic pump. As Animas Vibe is compatible with DexCom’s products, and Animas has served as a distributor for our products in certain geographies, the transition of Animas customers to Medtronic pumps, which are not compatible with our sensors, may adversely impact our revenues. As another example, UnitedHealthcare announced, effective July 1, 2016, that UnitedHealthcare Community Plan and Commercial members will no longer have an in-network choice among providers of insulin pumps, and designated Medtronic as its preferred, in-network provider. We do not have a relationship to integrate our CGM technology with Medtronic, which has developed an insulin pump augmented with its proprietary continuous glucose monitoring system. The decision by UnitedHealthcare to establish Medtronic as its preferred provider of insulin pumps could result in a material reduction in the number of insulin pumps sold by other insulin pump manufacturers, including Tandem and Insulet. In addition, it is possible that other large third-party payors will establish preferred providers of insulin pumps, which may or may not include the pumps produced by our development partners.
Many of the companies that we collaborate with are also competitors or potential competitors who may decide to terminate our collaborative arrangement. In the event of such a termination, we may be required to devote additional resources to product development and commercialization, we may need to cancel some development programs and we may face increased competition. Additionally, similar to the agreement with Roche, collaborations may not result in the development of products that achieve commercial success and could be terminated prior to developing any products. Former collaborators may use the experience and insights they develop in the course of their collaborations with us to initiate or accelerate their development of products that compete with our products, which may create competitive disadvantages for us. Accordingly, we cannot provide assurance that any of our collaborations will result in the successful development of a commercially viable product or result in significant additional future revenues.
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
Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse (including system hacking or other unauthorized access by third parties to our systems) or malfunction of, or design flaws in, our products. This liability may vary based on the FDA classification associated with our devices. We may be subject to product liability claims if our products cause, or merely appear to have caused, an injury. Claims may be made by customers, healthcare providers or others selling our products. The risk of product liability claims may increase now that our G5 Mobile system has obtained indications and approved labeling in the United States, in Canada, and in the countries utilizing the CE Mark that allow for our patients to make diabetes treatment decisions with our CGM technology in conjunction with only two finger sticks required for calibration of the system. The risk of claims may also increase if our products are subject to a product recall or seizure. An example of the difficulty of complying with the regulatory requirements associated with the manufacture of our products, we issued notifications to our customers regarding the audible alarms and alerts associated with our receivers, as discussed earlier in the risk factor entitled “If we or our suppliers or distributors fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, the products could be subject to restrictions or withdrawal from the market.”
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
In the ordinary course of our business, we collect and store sensitive data, such as our proprietary business information and that of our clients as well as personally identifiable information of our customers, including full names, social security numbers, addresses, and birth dates, in our data centers and on our networks. Our employees may also have access to and may use personal health information in the ordinary course of our business. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures and business controls, our information technology and infrastructure may be vulnerable to attacks by hackers, breaches due to employee error, malfeasance or other disruptions or subject to the inadvertent or intentional unauthorized release of information. Any such occurrence could compromise our networks and the information stored thereon could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could (i) result in legal claims or proceedings, and liability under laws that protect the privacy of personal information and regulatory penalties, (ii) disrupt our operations and the services we provide to our clients and (iii) damage our reputation, any of which could adversely affect our profitability, revenue and competitive position.
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
Covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay and notification must also be made to the U.S. Department of Health & Human Services, Office for Civil Rights (“OCR”) and, in certain situations involving large breaches, to the media. Various state laws and regulations may also require us to notify affected individuals and state agencies in the event of a data breach involving individually identifiable information.
Violations of the HIPAA privacy and security regulations may result in criminal and civil penalties. The OCR enforces the regulations and performs compliance audits. In addition to enforcement by OCR, state attorneys general are authorized to bring civil actions seeking either injunction or damages in response to violations that threaten the privacy of state residents. OCR may resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, but OCR has the discretion to move directly to impose monetary penalties and is required to impose penalties for violations resulting from willful neglect. We follow and maintain a HIPAA compliance plan, which we believe complies with the HIPAA privacy and security regulations, but there can be no assurance that OCR or other regulators will agree. The HIPAA privacy regulations and security regulations have and will continue to impose significant costs on us in order to comply with these standards.
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
Our operations in countries outside the United States, which accounted for approximately 17% of our revenues for the twelve months ended December 31, 2017, are accompanied by certain financial and other risks. In addition to opening offices in the United Kingdom, Germany and Canada, in connection with distributor acquisitions and otherwise, we intend to continue to pursue growth opportunities in sales outside the United States, especially in Europe, which could expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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
The U.S. government has recently enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. The overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future. From January 1, 2017 through February 27, 2018, the closing price of our common stock on the NASDAQ Global Select Market was as high as $85.49 per share and as low as $44.46 per share.
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
We have entered into a revolving credit agreement and a pledge and security agreement with JPMorgan Chase Bank and four other lenders to fund our business operations. These agreements impose numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of December 31, 2017, we were in compliance with the covenants imposed by the loan and security agreement. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.

Increasing our financial leverage could affect our operations and profitability.
The current maximum available credit under our multi-currency revolving credit facility is $200.0 million, all of which remains available after we used a portion of the proceeds raised in our 2017 offering of 0.75% convertible senior notes due 2022 to repay our outstanding facility borrowings. Our leverage ratio may affect the availability to us of additional capital resources as well as our operations in several ways, including:

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
In May 2017, we completed an offering of $350.0 million aggregate principal amount of 0.75% convertible senior notes due 2022 ("Notes”) and, in June 2017 the initial purchasers exercised their option to purchase an additional $50.0 million aggregate principal amount of notes (“Notes Offering”). As a result of the Notes Offering, we incurred $400.0 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2022. Holders of the notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any. In addition, the indenture for the notes provides that we are required to repay amounts due under the indenture in the event that there is an event of default for the notes that results in the principal, premium, if any, and interest, if any, becoming due prior to maturity date for the notes. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.
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

The following table summarizes the materially important facilities we lease as of December 31, 2017, including the location and size of each principal facility, and their designated use.

Location	Approximate Square Feet	Operation	Lease Expiration Dates
San Diego, CA	383,500	Laboratory, Manufacturing, Research and Development, Warehouse, General and Administrative, Sales and Marketing	2022 (1)
Edinburgh, Scotland	9,100	EMEA Headquarters, Clinical, Regulatory, Marketing, General and Administrative	2026
Mesa, AZ	148,797	General and Administrative, Future Laboratory, Manufacturing, Warehouse (3)	2028 (2)
(1) Excludes renewals that would be at our option to extend the term of this lease for two additional five-year terms related to approximately 219,000 square feet of space in the buildings at 6340 Sequence Drive, 6310 Sequence Drive and 6290 Sequence Drive.
(2) Excludes including renewals that would be at our option to extend the term of this lease for four additional five-year terms.
(3) The lease arrangement involves the construction of our new manufacturing facility in Mesa, AZ which is expected to become operational during 2018 at the earliest subject to FDA approval. We have leased approximately 148,797 square feet of space in the Mesa Building, of which approximately 78,000 square feet was available to us on May 1, 2016 and the remaining portion of the Mesa Building became available to us for use in January 2018.
We believe our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.

ITEM 3.	LEGAL PROCEEDINGS
On March 28, 2016, AgaMatrix, Inc. filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix. On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under the U.S. patent law and those petitions were granted on March 6, 2017. Based on those grants, most activity in the patent infringement lawsuit against us in the District of Oregon was stayed until the inter partes review of the Patent Trial and Appeal Board is completed. On March 8, 2017, we filed a petition for inter partes review with the Patent Trial and Appeal Board seeking a determination that the third of the three asserted patents is invalid under U.S. patent law. This petition was granted on September 15, 2017. It is our position that AgaMatrix’s assertions of infringement have no merit. As of December 31, 2017, no amounts have been accrued in respect of this litigation.
On August 6, 2016, DexCom filed a patent infringement lawsuit in the United States Central District Court of California ("C.D. Cal."), asserting certain AgaMatrix products infringed a patent held by DexCom. On September 30, 2016 DexCom filed a First Amended Complaint asserting the same patent. In a summary judgement ruling dated February 5, 2018, the C.D. Cal. judge found that the AgaMatrix products did not infringe DexCom’s asserted patent.
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
On January 19, 2018, Arbmetrics, LLC filed a patent infringement lawsuit against us in the United States Southern District of California. It is our position that Arbmetric’s assertions of infringement have no merit.
Neither the outcome of these lawsuits nor the amount and range of potential fees associated with the lawsuits can be assessed at this time. As of December 31, 2017, no amounts have been accrued in respect of these suits.
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
DexCom’s common stock is traded on the NASDAQ Global Select Market under the symbol “DXCM.” As of February 23, 2018, there were approximately 41 stockholders of record, excluding stockholders whose shares were held in nominee or street name by brokers. We have not paid any cash dividends, do not currently have plans to do so in the foreseeable future and the terms of our loan and security agreement restrict our ability to declare or pay any dividends.
The following table sets forth the high and low intraday sales price per share for DexCom’s common stock for the periods indicated:

	High	Low
Year Ended December 31, 2017
First Quarter	$88.80	$57.68
Second Quarter	$85.32	$66.16
Third Quarter	$78.92	$42.62
Fourth Quarter	$62.35	$43.74
	High	Low
Year Ended December 31, 2016
First Quarter	$83.87	$47.92
Second Quarter	$81.23	$60.07
Third Quarter	$96.38	$76.21
Fourth Quarter	$87.81	$59.36
Neither we nor any affiliated purchaser repurchased any of our equity securities in fiscal year 2017.
The information required by this Item concerning shares reserved for issuance under our equity compensation plans is incorporated by reference to information set forth in the Proxy Statement.

ITEM 6.	SELECTED FINANCIAL DATA
The consolidated statements of operations data for the years ended December 31, 2017, 2016, and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The statements of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from our audited financial statements not included in this Annual Report. The following selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and our financial statements and related notes in Part II, Item 8.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in millions, except per share data)
Consolidated Statements of Operations Data:
Product revenue	$718.5	$573.3	$400.7	$257.1	$157.1
Development grant and other revenue	—	—	1.3	2.1	2.9
Total revenue	718.5	573.3	402.0	259.2	160.0
Product cost of sales	226.4	194.9	123.6	82.3	58.1
Development and other cost of sales	—	—	—	0.6	1.8
Total cost of sales	226.4	194.9	123.6	82.9	59.9
Gross profit	492.1	378.4	278.4	176.3	100.1
Operating expenses:
Research and development	185.4	156.1	137.5	69.4	44.8
Selling, general and administrative	349.2	286.2	198.0	128.4	84.2
Total operating expenses	534.6	442.3	335.5	197.8	129.0
Operating loss	(42.5)	(63.9)	(57.1)	(21.5)	(28.9)
Other income (expense)	3.4	(0.7)	—	—	—
Interest income	3.3	0.4	—	—	—
Interest expense	(12.8)	(0.7)	(0.4)	(0.8)	(0.9)
Loss before income taxes	(48.6)	(64.9)	(57.5)	(22.3)	(29.8)
Income tax expense	1.6	0.7	0.1	0.1	—
Net loss	$(50.2)	$(65.6)	$(57.6)	$(22.4)	$(29.8)
Basic and diluted net loss per share attributable to common stockholders(1)	$(0.58)	$(0.78)	$(0.72)	$(0.30)	$(0.42)
Shares used to compute basic and diluted net loss per share attributable to common stockholders(1)	86.3	83.6	79.8	75.2	71.1

	As of December 31,
	2017	2016	2015	2014	2013
	(in millions)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term marketable securities	$548.6	$123.7	$115.2	$83.6	$54.6
Working capital	605.8	177.6	164.4	105.3	61.0
Total assets	904.1	402.8	292.0	184.6	122.5
Long term obligations	345.8	16.6	3.9	3.8	6.3
Total stockholders’ equity	$419.4	$283.8	$221.2	$140.2	$84.1

(1)	See Note 2 of the notes to our consolidated financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.

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
From inception through December 31, 2017, we have generated $2.4 billion of product and development grant and other (non-product) revenue, and we have incurred net losses in each year since our inception in May 1999. As of December 31, 2017, we had an accumulated deficit of $671.8 million.
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
Selling, General and Administrative
Our selling, general and administrative expenses primarily consist of salary, fringe benefits and share-based compensation for our executive, financial, sales, marketing, information technology and administrative functions. Other significant expenses include commissions, marketing and advertising, IT software license costs, insurance, professional fees for our outside legal counsel and independent auditors, litigation expenses, patent application expenses, unoccupied facilities and consulting expenses.
Results of Operations
Fiscal year ended December 31, 2017 Compared to December 31, 2016
Revenue, Cost of Sales and Gross Profit
Revenues increased $145.2 million to $718.5 million for the twelve months ended December 31, 2017 compared to $573.3 million for the twelve months ended December 31, 2016 based primarily on increased sales volume of our disposable sensors due to the continued growth of our installed base of customers using our G4 PLATINUM and G5 Mobile systems and durable systems to both new and existing customers. Revenue attributable to our disposable sensors and durable systems was approximately 70% and 30%, respectively, of total revenue, for each of the twelve months ended December 31, 2017 and 2016. Revenue from products shipped to our distributors, which are primarily Stocking Distributors, for the twelve months ended December 31, 2017 was approximately $538.0 million or 75% of our revenue compared to $411.8 million or 72% of our total revenue for the twelve months ended December 31, 2016.
Cost of sales increased $31.5 million to $226.4 million for the twelve months ended December 31, 2017 compared to $194.9 million for the twelve months ended December 31, 2016, primarily due to increased sales volume. The gross profit of $492.1 million, or 68% for the twelve months ended December 31, 2017 increased $113.7 million compared to $378.4 million, or 66% for the same period in 2016, primarily due to increased revenue and a decrease in warranty costs primarily related to the February 23, 2016 customer notification regarding the audible alarms and alerts associated with our receivers which was classified as a voluntary Class 1 recall by the FDA and was closed by the FDA as of August 11, 2017.
Research and Development. Research and development expense increased $29.3 million to $185.4 million for the twelve months ended December 31, 2017, compared to $156.1 million for the twelve months ended December 31, 2016. The increase was primarily due to $18.3 million in additional salaries, bonus and payroll related costs, $8.4 million of additional expensed equipment, and $2.4 million of additional clinical trial costs related to development of our future products.
Selling, General and Administrative. Selling, general and administrative expense increased $63.0 million to $349.2 million for the twelve months ended December 31, 2017, compared to $286.2 million for the twelve months ended December 31, 2016. The increase was primarily due to higher headcount related selling, marketing and customer support costs to support revenue growth and the continued commercialization of our products. Significant elements of the increase in selling, general, and administrative expenses included $37.8 million in additional salaries, bonus, and payroll related costs, $10.6 million of additional marketing costs, $4.4 million of additional software license costs, and $1.5 million in additional consulting fees.
Other Income (Expense). Other income was $3.4 million for the twelve months ended December 31, 2017 compared to other expense of $0.7 million for the twelve months ended December 31, 2016 and is primarily related to foreign currency transaction gains and losses.
Interest Income. Interest income was $3.3 million for the twelve months ended December 31, 2017 compared to $0.4 million for the twelve months ended December 31, 2016 and is related to our marketable securities portfolio.
Interest Expense. Interest expense was $12.8 million for the twelve months ended December 31, 2017 compared to $0.7 million for the twelve months ended December 31, 2016 and is related to our 2022 Notes and Revolving Credit Agreement. The increase was primarily due to an additional $11.1 million of interest expense related to the 2022 Notes.

Income Tax Expense. Income tax expense was $1.6 million on a pre-tax loss of $48.6 million, resulting in a negative effective tax rate of 3% for the twelve months ended December 31, 2017, compared to income tax expense of $0.7 million on a pre-tax loss of $64.9 million and a negative effective tax rate of 1% for the twelve months ended December 31, 2016. The effective tax rate at December 31, 2017 compared to December 31, 2016 increased due to a lower pre-tax net loss. The tax expense for both periods is primarily due to withholding and other income tax expense in profitable jurisdictions.
Fiscal year ended December 31, 2016 Compared to December 31, 2015
Revenue, Cost of Sales and Gross Profit
Total revenues increased $171.3 million to $573.3 million for the twelve months ended December 31, 2016 compared to $402.0 million for the twelve months ended December 31, 2015 based primarily on increased sales volume of our disposable sensors due to the continued growth of our installed base of customers using our G4 PLATINUM and G5 Mobile systems, and durable systems to both new and existing customers. Revenue attributable to our disposable sensors and durable systems was approximately 70% and 30%, respectively, of total revenue, for each of the twelve months ended December 31, 2016 and 2015. Total revenue for the twelve months ended December 31, 2015 also included development grant and other revenues of $1.3 million attributable to a $1.0 million milestone payments related to our development agreement with Tandem and services associated with clinical supply and services agreements. Revenue from products shipped to distributors, which are primarily Stocking Distributors, was $411.8 million, or 72%, of our total revenues for the twelve months ended December 31, 2016 compared to $283.0 million, or 71%, of our total revenues for the twelve months ended December 31, 2015.
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

Liquidity and Capital Resources
We have incurred losses since our inception in May 1999. As of December 31, 2017, we had an accumulated deficit of $671.8 million and had working capital of $605.8 million. To date, we have funded our operations primarily through offerings of equity securities and debt, and the sales of our products.
In June 2016, we entered into a $200.0 million Credit Agreement, including a subfacility of up to $10.0 million for letters of credit, of which we are using $4.4 million and $5.6 million is still available as of December 31, 2017. The revolving loans under the Credit Agreement will be available for general corporate purposes, including working capital and capital expenditures. On March 3, 2017 we drew $75.0 million on the Credit Agreement under a six month term and we repaid the entire principal balance on May 19, 2017. As of December 31, 2017 we had no outstanding borrowings under the Credit Agreement, and $200.0 million under the Credit Agreement remains available.
In May 2017, we completed an offering of $350.0 million aggregate principal amount of 0.75% convertible senior notes due 2022 ("2022 Notes") and, in June 2017 the initial purchasers exercised their option to purchase an additional $50.0 million aggregate principal amount. The 2022 Notes have a stated interest rate of 0.75% and a maturity date of May 15, 2022. Holders may elect to convert any time after February 15, 2022 for shares. The 2022 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. We used a portion of the net proceeds of the offering of the 2022 Notes to repay $75.0 million of borrowings under our existing credit facility. The remainder of the proceeds are available for general corporate purposes and capital expenditures, including working capital needs and buildout of our manufacturing facility in Arizona. We may also use the net proceeds to expand our current business through in-licensing or acquisitions of, or investments in, other businesses, products or technologies; however, we do not have any commitments with respect to any such acquisitions or investments at this time.
Our cash, cash equivalents and marketable securities totaled $548.6 million as of December 31, 2017. Our cash, cash equivalents, and marketable securities portfolio is primarily denominated in U.S. dollars and consists of investment grade, highly liquid securities of various holdings including obligations of U.S. government sponsored enterprises, commercial paper, corporate debt, and money market funds. The change in our cash, cash equivalents and marketable securities during the twelve months ended December 31, 2017 was due to the factors described in the “Cash Flow Summary” below.
Cash Flow Summary
The following table sets forth a summary of our cash flows for the periods indicated (in millions)

	Twelve Months Ended December 31,		Change
	2017	2016
Net cash provided by operating activities	$92.0	$56.2	$35.8
Net cash used in investing activities	$(144.4)	$(55.9)	$(88.5)
Net cash provided by financing activities	$399.1	$8.1	$391.0
As of December 31, 2017, we had $441.5 million of cash and cash equivalents compared to $94.5 million as of December 31, 2016, an increase of $347.0 million. The cash flows during the twelve months ended December 31, 2017 were related primarily to the following items:

Cash inflows:

•
Net cash provided by operating activities of $92.0 million comprised of net loss of $50.2 million, offset by $139.6 million of net non-cash expenses and $2.6 million of changes in working capital balances. Net non-cash expenses of $139.6 million were primarily related to share-based compensation, depreciation and amortization, and non-cash interest expense related to our senior convertible notes.

•	Proceeds from issuance of common stock of $10.1 million pursuant to the exercise of then-outstanding stock options and purchases of stock under our employee stock purchase plan.

•	Proceeds from short-term borrowings of $75.0 million.

•	Proceeds from issuance of senior convertible notes, net of issuance costs, of $389.0 million.

Cash outflows:

•	Capital expenditures of $66.0 million primarily related to purchase of facility related build-outs, office equipment and machinery and equipment.

•	Net cash outflow of $78.4 million as a result of marketable securities transactions.

•	Repayment of short-term borrowings of $75.0 million.

Net Cash Provided by Operating Activities. The increase in cash provided by operating activities was primarily due to a reduction of $15.4 million in net loss, an increase of $11.5 million in non-cash expenses and a change of $8.9 million in working capital balances. The increase in non-cash expenses for the twelve months ended December 31, 2017 was primarily related to our senior convertible notes.
Net Cash Used in Investing Activities. The change in cash used in investing activities was primarily due to an additional $77.9 million net cash used as a result of net purchasing of marketable securities, and an additional $10.3 million to purchase equipment to support facility related build-outs, manufacturing equipment and information technology infrastructure.
Net Cash Provided by Financing Activities. The increase in cash provided by financing activities was primarily due to $389.0 million net proceeds from the issuance of senior convertible notes, net of issuance costs.
Operating Capital and Capital Expenditure Requirements
We anticipate that we will continue to incur operating losses as we incur expenses and expand the commercialization of our approved products domestically and internationally, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.
We believe that our cash, cash equivalents, marketable securities balances, projected cash contributions from our commercial operations and $200.0 million available under our Credit Agreement, of which $200.0 million remains available, will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs through at least February 27, 2019. If our available cash, cash equivalents and marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products or new markets for our existing products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, we cannot guarantee that we will be successful in obtaining additional cash contributions from future partnership arrangements. Our ability to transition to, and maintain profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we are unable to obtain additional financing, we may be required to reduce planned increases in compensation related expenses or other operating expenses related to research, development, and commercialization activities, which could have an adverse impact on our ability to achieve our intended business objectives.
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

Contractual Obligations

We are party to various purchase arrangements related to components used in manufacturing and research and development activities. As of December 31, 2017, we had firm purchase commitments with certain vendors totaling approximately $71.7 million due within one year. There are no material purchase commitments due beyond one year.
We are party to various leasing arrangements primarily for office, manufacturing and warehouse space that expire at various times through March 2028. We have not entered into any significant new leasing arrangements during the twelve months ended December 31, 2017.
The following table summarizes our outstanding contractual obligations as of December 31, 2017 in future periods (in millions):

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years (1)
Operating leases	$57.3	$10.1	$22.4	$15.4	$9.4
Senior convertible notes (1)	413.5	3.0	9.0	401.5	—
Purchase commitments	71.7	71.7	—	—	—
Total	$542.5	$84.8	$31.4	$416.9	$9.4

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
We have entered into distribution agreements with Byram Healthcare and its subsidiaries (“Byram”), Cardinal Health and affiliates (including Edgepark Medical Supplies) and other distributors that allow the distributors to sell our durable systems and disposable units. The majority of our distributors stock our products, and we refer to these distributors as Stocking Distributors, whereby the Stocking Distributors fulfill orders for our product from their inventory. We also have contracts with certain distributors that do not stock our products, but rather products are shipped directly to the customer by us on behalf of our distributor, and we refer to these distributors as Drop-Ship Distributors. Revenue is recognized based on contracted prices. Terms of distributor orders are generally Freight on Board (or Free Carrier (“FCA”) shipping point for international orders). Most distributors do not have rights of return per their distribution agreement outside of our limited warranty. The distributors typically have a limited time frame to notify us of any missing, damaged, defective or non-conforming products. For any such products, we shall either, at our option, replace the portion of defective or non-conforming product at no additional cost to the distributor or cancel the order and refund any portion of the price paid to us at that time for the sale in question. Shipping charges billed to customers are included in revenue while related costs are included as cost of sales.
Share-Based Compensation
Share-based compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized straight-line over the requisite service period of the individual grants, which typically equals the vesting period. Shared-based compensation arrangements include Restricted Stock Units (“RSUs”) and purchases of common stock at a discount under our Employee Stock Purchase Plan, or ESPP. We estimate the fair value of RSUs based on the market price of our common stock on the date of grant and the fair value of ESPP purchase rights on the date of grant using the Black-Scholes option pricing model.
We recorded $106.2 million, $110.8 million and $82.7 million in share-based compensation expense during the twelve months ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, unrecognized estimated compensation costs related to unvested restricted stock units totaled $128.4 million and are expected to be recognized through 2021.
Inventory
Inventory is valued at the lower of cost or net realizable value on a part-by-part basis that approximates first in, first out. We make adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolete and potential scrapped inventories. Factors influencing these adjustments include inventories on hand and on order compared to estimated future usage and sales for existing and new products, as well as judgments regarding quality control testing data, and assumptions about the likelihood of scrap and obsolescence. Once written down the adjustments are considered permanent and are not reversed until the related inventory is sold or disposed.
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
Recent Accounting Guidance

Recently adopted accounting pronouncements
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”), which is intended to simplify several areas of accounting for share-based payment arrangements. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. We adopted this standard in the first quarter of 2017
We had excess tax benefits for which a benefit could not be previously recognized of approximately $161.8 million. Upon adoption, we recognized the previously unrecognized excess tax benefits of $161.8 million deferred tax assets with an offsetting increase in our valuation allowance using a modified retrospective method through a cumulative effect adjustment to the accumulated deficit, with no net impact on our financial statements. All excess tax benefits and all tax deficiencies generated in the current and future periods will be recognized prospectively and recorded as income tax benefit or expense in our Consolidated Statements of Operations in the reporting period in which they occur. Until such time that we release our valuation allowance against deferred tax assets, the tax impact of any excess tax benefits and deficiencies will be offset with the change in our valuation allowance. In addition, we elected to account for forfeitures as they occur with the change applied on a modified retrospective basis with a cumulative effect adjustment to accumulated deficit of $0.6 million. Due to the full valuation allowance on the U.S. deferred tax assets, we have determined that none of the provisions of ASU 2016-09 have a significant impact on our 2017 consolidated financial statements.

Recently issued accounting pronouncements not yet adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for Revenue from Contracts with Customers ("ASU 2014-09"), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five step process to achieve this core principle and it is possible when the five step process is applied, more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The updated standard permits the use of either the retrospective or modified retrospective transition method and is effective for us in our first quarter of 2018. We will apply this standard using the modified retrospective method. We have completed our assessment of the new revenue standard and are finalizing the new required disclosures. We do not expect the timing of revenue recognition under the new standard to differ materially from our current revenue recognition policy. Our analysis of open contracts as of December 31, 2017, has resulted in no material cumulative effect from applying ASU 2014-09.
In July 2015, the FASB issued guidance in ASU 2015-11 to change the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The guidance requires that inventory accounted for under the first-in, first-out (FIFO) or average cost methods be measured at the lower of cost and net realizable value, where net realizable value represents the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance was effective for us in the first quarter of fiscal 2017 with no material impact on our consolidated financial statements.
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
In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes - Intra-Entity Asset Transfer other than Inventory (Topic 740) (“ASU 2016-16”), which would require the recognition of the tax expense from the sale of an asset other than inventory when the transfer occurs, rather than when the asset is sold to a third party or otherwise recovered through use. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning period of adoption. Due to the full valuation allowance on the U.S. deferred tax assets, we have determined that none of the provisions of ASU 2016-16 will have a significant impact on our consolidated financial statements.

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
Foreign Currency Risk
A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in United States dollars. Accordingly, we have assessed that we do not have any material net exposure to foreign currency exchange rate fluctuations at this time. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily the British Pound, the Euro, the Canadian Dollar, the Swedish Krona and the Swiss Franc, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.
We do not currently engage in hedging or similar transactions to reduce our foreign currency risks. We will continue to monitor and evaluate our internal processes relating to foreign currency exchange, including the potential use of hedging strategies.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required is set forth under “Report of Independent Registered Public Accounting Firm,” “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Loss,” “Consolidated Statements of Stockholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” on pages F-2 to F-29 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and timely communicated to management, including our Chief Executive Officer and Chief Financial Officer, recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures. Based on their evaluation as of December 31, 2017, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date for this purpose.
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
Our management, with the participation of the Chief Executive and Chief Financial Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management, with the participation of the Chief Executive and Chief

Financial Officers, believes that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP an independent Public Registered Accounting firm, as stated in their report which is included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DexCom, Inc.

Opinion on Internal Control over Financial Reporting

We have audited DexCom, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, DexCom, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of DexCom, Inc. as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
San Diego, California
February 27, 2018

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

1. Financial Statements. The financial statements in Part II, Item 8 of this Annual Report are incorporated by reference.

2. Financial Statement Schedules.
For the three fiscal years ended December 31, 2017—Schedule II Valuation and Qualifying Accounts, the financial statements in Part II, Item 8 of this Annual Report are incorporated by reference.
Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Date of First Filing	Exhibit Number
3.01	Registrant’s Restated Certificate of Incorporation.	S-1/A	333-122454	March 3, 2005	3.03
3.02	Registrant’s Amended and Restated Bylaws.	8-K	000-51222	November 25, 2014	3.01
4.01	Form of Specimen Certificate for Registrant’s common stock.	S-1/A	333-122454	March 24, 2005	4.01
4.02	Indenture, dated as of May 12, 2017, between DexCom, Inc. and U.S. Bank National Association (including the form of 0.75% Convertible Senior Notes due 2022)	8-K	000-51222	May 12, 2017	4.1
10.01	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.	S-1	333-122454	February 1, 2005	10.01
10.02	1999 Stock Option Plan and related agreements.*	S-1	333-122454	February 1, 2005	10.02
10.03	2005 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreements.*	S-1/A	000-51222	March 24, 2005	10.03
10.04	2005 Employee Stock Purchase Plan and form of subscription agreement.*	S-1/A	000-51222	March 24, 2005	10.04
10.05	Offer letter between DexCom, Inc. and Jorge Valdes dated October 16, 2005.*	10-K	000-51222	February 27, 2006	10.14
10.06	Office Lease Agreement, dated March 31, 2006, between DexCom, Inc. and Kilroy Realty, L.P.	8-K	000-51222	April 7, 2006	99.01

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Date of First Filing	Exhibit Number
10.07	Offer letter between DexCom, Inc. and Steven R. Pacelli dated April 10, 2006.*	8-K	000-51222	April 13, 2006	99.01
10.09	Amended and Restated Joint Development Agreement, dated January 12, 2009, between DexCom, Inc. and Animas Corporation.**	8-K/A	000-51222	January 28, 2009	10.1
10.10	OUS Commercialization Agreement, dated January 12, 2009, between DexCom, Inc. and Animas Corporation.**	8-K/A	000-51222	January 28, 2009	10.2
10.11	Form of Amended and Restated Executive Change of Control & Severance Agreement.*	10-K	000-51222	March 5, 2009	10.20
10.12	Amended and Restated Offer Letter Agreement dated December 19, 2008 between DexCom, Inc. and Terrance H. Gregg.*	10-K	000-51222	March 5, 2009	10.21
10.14	Non-Exclusive Distribution Agreement, between RGH Enterprises, Inc. and DexCom, Inc., dated April 30, 2008.**	10-Q	000-51222	August 3, 2009	10.23
10.15	Letter of Amendment of the Amended and Restated Joint Development Agreement, between Animas Corporation and DexCom, Inc., dated July 30, 2009.**	10-Q	000-51222	November 4, 2009	10.24
10.16	Amendment No. 1 to the Commercialization Agreements, between Animas Corporation and DexCom, Inc., dated July 30, 2009.**	10-Q	000-51222	November 4, 2009	10.25
10.17	Amended and Restated Development, Manufacturing, Licensing and Supply Agreement, between DSM PTG, Inc. and DexCom, Inc., dated February 19, 2010.**	10-K	000-51222	March 9, 2010	10.25
10.18	Form of Restricted Stock Unit Award Agreement.	10-Q	000-51222	May 5, 2010	10.26
10.19	First Amendment to Office Lease between DexCom, Inc. and Kilroy Realty, L.P., dated August 18, 2010.	10-Q	000-51222	November 4, 2010	10.27
10.20	2005 Equity Incentive Plan, as amended.*	10-Q	000-51222	May 3, 2011	10.25
10.21	Amendment Number One to Non-Exclusive Distribution Agreement, between RGH Enterprises, Inc. and DexCom, Inc., dated March 29, 2011.**	10-Q/A	000-51222	July 1, 2011	10.26
10.22	Amendment No. 2 to the OUS Commercialization Agreement, between Animas Corporation and DexCom, Inc., dated June 7, 2011.**	10-Q	000-51222	August 3, 2011	10.27
10.23	Offer letter between DexCom, Inc. and Kevin Sayer dated May 3, 2011.*	10-Q	000-51222	August 3, 2011	10.28
10.24	Research and Development Agreement, between Roche Diagnostics Operations, Inc. and DexCom, Inc. dated November 1, 2011.**	10-K	000-51222	February 23, 2012	10.26

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Date of First Filing	Exhibit Number
10.25	Loan and Security Agreement by and among Silicon Valley Bank, Oxford Finance LLC, DexCom, Inc. and SweetSpot Diabetes Care, Inc. dated November 1, 2012.	10-K	000-51222	February 21, 2013	10.26
10.26	Amendment Number Two to Non-Exclusive Distribution Agreement between RGH Enterprises, Inc. and DexCom, Inc., dated March 28, 2013.**	10-Q	000-51222	May 1, 2013	10.27
10.27	Amendment Number Three to Non-Exclusive Distribution Agreement between RGH Enterprises, Inc. and DexCom, Inc., dated December 4, 2013.**	10-K	000-51222	February 20, 2014	10.28
10.28	Non-Exclusive Distribution Agreement between Dexcom, Inc. and Diabetes Specialty Center, LLC dated October 12, 2009, as amended on September 30, 2010, October 11, 2011, November 14, 2012 and November 1, 2013.**	10-K	000-51222	February 20, 2014	10.29
10.29	First Amendment to Loan and Security Agreement by and among Silicon Valley Bank, Oxford Finance LLC, DexCom, Inc. and SweetSpot Diabetes Care, Inc. dated August 6, 2013.	10-Q	000-51222	May 1, 2014	10.30
10.30	Settlement and License Agreement by and among Abbott Diabetes Care, Inc. and DexCom, Inc., dated July 2, 2014.	10-Q	000-51222	August 6, 2014	10.31
10.31	Amendment No. 5 to Non-Exclusive Distribution Agreement between DexCom, Inc. and Diabetes Specialty Center, LLC, dated March 14, 2014.	10-Q	000-51222	August 6, 2014	10.32
10.32	Second Amendment to Office Lease between DexCom, Inc. and Kilroy Realty, L.P., dated October 1, 2014.	10-K	000-51222	February 25, 2015	10.32
10.33	2015 Employee Stock Purchase Plan	DEF 14A	000-51222	April 13, 2015	Appendix A
10.34	Form of Subscription Agreement under 2015 Employee Stock Purchase Plan	8-K	000-51222	June 2, 2015	10.2
10.35	Collaboration and License Agreement between DexCom Inc., and Google Life Sciences, LLC dated August 10, 2015**	10-Q	000-51222	November 4, 2015	10.32
10.36	Sublease between DexCom, Inc. and Entropic Communications, LLC dated February 1, 2016.	10-Q	000-51222	April 27, 2016	10.36
10.37	Amended and Restated Non-Exclusive Distribution Agreement with Byram Healthcare dated February 1, 2016.**	10-Q	000-51222	April 27, 2016	10.37
10.38	Credit Agreement dated June 17, 2016 by and among DexCom, Inc., the Lenders, and JPMorgan Chase Bank, as Administrative Agent.**	10-Q	000-51222	August 2, 2016	10.38
10.39	Industrial Net Lease, Broadway dated April 28, 2016, by and between PRA/LB, L.L.C. and DexCom, Inc.	10-Q	000-51222	August 2, 2016	10.39
10.40	Standard Form of Agreement dated May 2, 2016, by and between DexCom, Inc. and Skanska USA Building Inc	10-Q	000-51222	August 2, 2016	10.40

Exhibit Number	Exhibit Description	Incorporated by Reference					Provided Herewith
		Form	File No.	Date of First Filing	Exhibit Number
10.41	Amendment to Non-Exclusive Distribution Agreement dated April 30, 2016 by and between RGH Enterprises, Inc. d/b/a Cardinal Health at Home and DexCom, Inc. **	10-Q	000-51222	August 2, 2016	10.41
10.42	Amendment No. 1 to Collaboration and License Agreement dated October 25, 2016 by and between Verily Life Sciences LLC (formerly Google Life Sciences LLC)	10-K	000-51222	February 28, 2017	10.42
10.44	Severance and Change in Control Plan	8-K	000-51222	June 6, 2017	10.20	10.2
10.45	Form of Participation Agreement to the Severance and Change in Control Plan	8-K	000-51222	June 6, 2017	10.30
10.46	Amended and Restated 2015 Equity Incentive Plan, as amended	10-Q	000-51222	August 1, 2017	10.42
10.47	First Amendment to Credit Agreement dated June 17, 2016 by and among DexCom, Inc., the Lenders, and JPMorgan Chase Bank, as Administrative Agent.	10-Q	000-51222	August 1, 2017	10.46
10.48	Standard Form of Agreement dated May 1, 2017, by and between DexCom, Inc. and Skanska USA Building Inc.	10-Q	000-51222	August 1, 2017	10.47
10.49	Offer Letter for Quentin S. Blackford dated July 28, 2017. *	8-K	000-51222	August 1, 2017	10.10
10.50	Form of Indemnity Agreement	10-Q	000-51222	August 1, 2017	10.43
10.51	Form of RSU Grant Agreement 2015 Plan Global Double Trigger						X
10.52	Form of RSU Grant Agreement 2015 Plan Global General						X
10.53	Form of RSU Grant Agreement 2015 Plan Global Single Trigger						X
10.54	Form of RSU Grant Agreement 2015 Plan Global						X
10.55	Form of RSU Grant Agreement 2015 Plan (Associates, Engineers, Managers, & Sr. Managers)						X
10.56	Form of RSU Grant Agreement 2015 Plan (Board Members - Annual Grant)						X
10.57	Form of RSU Grant Agreement 2015 Plan (Board Members - Incoming Grant)						X
10.58	Form of RSU Grant Agreement 2015 Plan (Director Level Employees)						X
10.59	Form of RSU Grant Agreement 2015 Plan (VP's and above)						X
21.01	List of Subsidiaries.						X
23.01	Consent of Independent Registered Public Accounting Firm.						X
24.01	Power of Attorney. (See page 74 of this Form 10-K).						X
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).						X

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Date of First Filing	Exhibit Number
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Represents a management contract or compensatory plan.
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

ITEM 16.    FORM 10-K SUMMARY

None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXCOM, INC. (Registrant)

Dated: February 27, 2018	By:	/S/ QUENTIN S. BLACKFORD
Quentin S. Blackford, Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin Sayer and Quentin Blackford, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature	Title	Date

/S/ KEVIN R. SAYER	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 27, 2018
Kevin R. Sayer

/S/ QUENTIN S. BLACKFORD	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2018
Quentin S. Blackford

/S/ TERRANCE GREGG	Executive Chairman of the Board of Directors	February 27, 2018
Terrance Gregg

/S/ MARK FOLETTA	Lead Independent Director	February 27, 2018
Mark Foletta

/S/ STEVE ALTMAN	Director	February 27, 2018
Steve Altman

/S/ NICHOLAS AUGUSTINOS	Director	February 27, 2018
Nicholas Augustinos

/S/ BARBARA KAHN	Director	February 27, 2018
Barbara Kahn

/S/ JAY SKYLER	Director	February 27, 2018
Jay Skyler, M.D.

/S/ ERIC TOPOL	Director	February 27, 2018
Eric Topol, M.D.

/S/ RICHARD COLLINS	Director	February 27, 2018
Richard Collins

DEXCOM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DexCom, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DexCom, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2000.
San Diego, California
February 27, 2018

DexCom, Inc.
Consolidated Balance Sheets
(In millions—except par value data)

	As of December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$441.5	$94.5
Short-term marketable securities, available-for-sale	107.1	29.2
Accounts receivable, net	134.3	101.7
Inventory	45.2	45.4
Prepaid and other current assets	16.6	9.2
Total current assets	744.7	280.0
Property and equipment, net	145.6	109.4
Goodwill	12.1	11.3
Other assets	1.7	2.1
Total assets	$904.1	$402.8
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$87.2	$68.1
Accrued payroll and related expenses	48.5	33.4
Deferred revenue	3.2	0.9
Total current liabilities	138.9	102.4
Other liabilities	18.2	16.6
Long term senior convertible notes	327.6	—
Total liabilities	484.7	119.0
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 shares authorized; no shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value, 200.0 authorized; 87.3 and 87.0 issued and outstanding, respectively, at December 31, 2017; and 100.0 authorized; 84.9 and 84.6 shares issued and outstanding, respectively, at December 31, 2016	0.1	0.1
Additional paid-in capital	1,093.7	905.7
Accumulated other comprehensive loss	(2.6)	(1.0)
Accumulated deficit	(671.8)	(621.0)
Total stockholders’ equity	419.4	283.8
Total liabilities and stockholders’ equity	$904.1	$402.8
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(In millions—except per share data)

	Years Ended December 31,
	2017	2016	2015
Product revenue	$718.5	$573.3	$400.7
Development grant and other revenue	—	—	1.3
Total revenue	718.5	573.3	402.0
Cost of sales	226.4	194.9	123.6
Gross profit	492.1	378.4	278.4
Operating expenses
Research and development	185.4	156.1	137.5
Selling, general and administrative	349.2	286.2	198.0
Total operating expenses	534.6	442.3	335.5
Operating loss	(42.5)	(63.9)	(57.1)
Other income (expense)	3.4	(0.7)	—
Interest income	3.3	0.4	—
Interest expense	(12.8)	(0.7)	(0.4)
Loss before income taxes	(48.6)	(64.9)	(57.5)
Income tax expense	1.6	0.7	0.1
Net loss	$(50.2)	$(65.6)	$(57.6)
Basic and diluted net loss per share	$(0.58)	$(0.78)	$(0.72)
Shares used to compute basic and diluted net loss per share	86.3	83.6	79.8
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Loss
(In millions)

	Years Ended December 31,
	2017	2016	2015
Net loss	$(50.2)	$(65.6)	$(57.6)
Unrealized loss on short-term available-for-sale marketable securities	(0.2)	—	—
Foreign currency translation loss	(1.4)	(0.7)	(0.2)
Comprehensive loss	$(51.8)	$(66.3)	$(57.8)
See accompanying notes

DexCom, Inc.

Consolidated Statements of Stockholders' Equity
(In millions)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2014	77.3	$0.1	$638.0	$(0.1)	$(497.8)	$140.2
Issuance of common stock under equity incentive plans	3.9	—	15.3	—	—	15.3
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	3.8	—	—	3.8
Issuance of common stock related to Verily Collaboration Agreement	0.4	—	36.5	—	—	36.5
Share-based compensation for employee stock option and award grants	—	—	83.2	—	—	83.2
Net loss	—	—	—	—	(57.6)	(57.6)
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)
Balance at December 31, 2015	81.7	0.1	776.8	(0.3)	(555.4)	221.2
Issuance of common stock under equity incentive plans	2.7	—	4.4	—	—	4.4
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	6.0	—	—	6.0
Issuance of common stock in connection with acquisition	0.1	—	7.2	—	—	7.2
Share-based compensation for employee stock option and award grants	—	—	111.3	—	—	111.3
Net loss	—	—	—	—	(65.6)	(65.6)
Other comprehensive loss	—	—	—	(0.7)	—	(0.7)
Balance at December 31, 2016	84.6	0.1	905.7	(1.0)	(621.0)	283.8
Issuance of common stock under equity incentive plans	2.3	—	2.7	—	—	2.7
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	7.4	—	—	7.4
Share-based compensation for employee stock option and award grants	—	—	106.7	—	—	106.7
Equity component of convertible note issuance, net of issuance costs	—	—	70.6	—	—	70.6
Adoption of ASU 2016-09	—	—	0.6	—	(0.6)	—
Net loss	—	—	—	—	(50.2)	(50.2)
Other comprehensive loss	—	—	—	(1.6)	—	(1.6)
Balance at December 31, 2017	87.0	$0.1	$1,093.7	$(2.6)	$(671.8)	$419.4

See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(50.2)	$(65.6)	$(57.6)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	16.1	15.0	10.8
Share-based compensation	106.2	110.8	82.7
Non-cash interest expense	9.4	0.1	0.2
Non-cash research and development charge through issuance of common stock	—	—	36.5
Other non-cash expenses	7.9	2.2	0.8
Changes in operating assets and liabilities:
Accounts receivable, net	(31.8)	(27.2)	(31.7)
Inventory	0.4	(9.8)	(19.2)
Prepaid and other assets	(6.7)	(3.9)	(2.5)
Restricted cash	—	—	1.0
Accounts payable and accrued liabilities	21.1	21.1	17.8
Accrued payroll and related expenses	14.8	8.5	7.7
Deferred revenue	2.2	0.1	0.1
Deferred rent and other liabilities	2.6	4.9	2.4
Net cash provided by operating activities	92.0	56.2	49.0
Investing activities
Purchase of available-for-sale marketable securities	(171.8)	(39.2)	(45.2)
Proceeds from the maturity of available-for-sale marketable securities	93.4	38.7	27.5
Purchase of property and equipment	(66.0)	(55.7)	(33.3)
Acquisitions, net of cash acquired	—	0.3	(0.5)
Net cash used in investing activities	(144.4)	(55.9)	(51.5)
Financing activities
Net proceeds from issuance of common stock	10.1	10.4	19.1
Proceeds from issuance of convertible debt, net of issuance costs	389.0	—	—
Proceeds from short-term borrowings	75.0	—	—
Repayment of short-term borrowings	(75.0)	—	—
Repayment of long-term debt	—	(2.3)	(2.3)
Net cash provided by financing activities	399.1	8.1	16.8
Effect of exchange rate changes on cash and cash equivalents	0.3	—	—
Increase in cash and cash equivalents	347.0	8.4	14.3
Cash and cash equivalents, beginning of period	94.5	86.1	71.8
Cash and cash equivalents, end of period	$441.5	$94.5	$86.1
Supplemental disclosure of non-cash investing and financing transactions:
Issuance of common stock in connection with acquisition	$—	$7.2	$—
Acquisition-related holdback liability	$—	$1.8	$—
Assets acquired and financing obligation under build-to-suit leasing arrangement	$—	$6.0	$—
Acquisition of property and equipment included in accounts payable and accrued liabilities	$6.3	$10.5	$2.9
Cash paid during the year for interest	$2.4	$0.1	$0.3
Cash paid during the year for taxes	$1.4	$0.1	$0.1
See accompanying notes

DexCom, Inc.
Notes to Consolidated Financial Statements
December 31, 2017
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
Basis of Presentation
We have incurred operating losses since our inception and have an accumulated deficit of $671.8 million at December 31, 2017. As of December 31, 2017, we had available cash, cash equivalents and marketable securities totaling $548.6 million and working capital of $605.8 million. Our ability to transition to, and maintain, profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned increases in compensation expenses and other operating expenses needed to support the growth of our business which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources will be sufficient to fund our operations through at least February 27, 2019.
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
During the years ended 2017, 2016 and 2015, no individual country, outside the United States, generated revenue that represented more than 10% of our total revenue. Product revenue is designated based on the geographic location to which we deliver the product. Development grant and other revenue is attributed to countries based upon the location of the headquarters of our customer or their billing address. During fiscal years 2017, 2016 and 2015, total revenues attributable to the United States and outside of the United States were as follows (in millions, except percentages):

	Years Ended December 31,
	2017		2016		2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Revenues:
United States	$596.2	83%	$497.5	87%	$347.4	86%
Outside of the United States	122.3	17%	75.8	13%	54.6	14%
Total	$718.5	100%	$573.3	100%	$402.0	100%
Substantially all of our long-lived assets are located in the United States.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include excess or obsolete inventories, valuation of inventory, warranty accruals, convertible debt, clinical trial expenses, allowance for bad debt and refunds and rebates, including pharmacy rebates.
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
Letters of Credit
At December 31, 2017 and 2016, we had irrevocable letters of credit outstanding with a commercial bank for approximately $4.4 million and $4.3 million, respectively, securing our facility leases.
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

	December 31,
	2017	2016
Customer A	13%	22%
Customer B	19%	18%
Impairment of Long-Lived Assets
We record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. We have not experienced any material impairment losses on assets used in operations.
Share-Based Compensation
Share-based compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized straight-line over the requisite service period of the individual grants, which typically equals the vesting period. Shared-based compensation arrangements include Restricted Stock Units (“RSUs”) and purchases of common stock at a discount under our Employee Stock Purchase Plan, or ESPP. We estimate the fair value of RSUs based on the market price of our common stock on the date of grant and the fair value of ESPP purchase rights on the date of grant using the Black-Scholes option pricing model.
As discussed under "Recent Accounting Guidance", we adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”) in the first quarter of 2017 and elected to account for forfeitures as they occur with the change applied on a modified retrospective basis with a cumulative effect adjustment to accumulated deficit of $0.6 million. Prior to the adoption of this accounting standard we estimated at grant the likelihood that the award will ultimately vest (the “pre-vesting forfeiture rate”), and revised the estimate, if necessary, in future periods if the actual forfeiture rate differed. We used our historical data and company-specific events to estimate pre-vesting forfeitures and recorded stock-based compensation expense only for those awards that were expected to vest.

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
We have entered into distribution agreements with Byram Healthcare and its subsidiaries (“Byram”), Cardinal Health and affiliates (including Edgepark Medical Supplies) and other distributors that allow the distributors to sell our durable systems and disposable units. The majority of our distributors stock our products, and we refer to these distributors as Stocking Distributors, whereby the Stocking Distributors fulfill orders for our product from their inventory. We also have contracts with certain distributors that do not stock our products, but rather products are shipped directly to the customer by us on behalf of our distributor, and we refer to these distributors as Drop-Ship Distributors. Revenue is recognized based on contracted prices. Terms of distributor orders are generally Freight on Board (or Free Carrier (“FCA”) shipping point for international orders). Most distributors do not have rights of return per their distribution agreement outside of our limited warranty. The distributors typically have a limited time frame to notify us of any missing, damaged, defective or non-conforming products. For any such products, we shall either, at our option, replace the portion of defective or non-conforming product at no additional cost to the distributor or cancel the order and refund any portion of the price paid to us at that time for the sale in question. Shipping charges billed to customers are included in revenue while related costs are included as cost of sales.
One of our distributors, Byram, accounted for $98.5 million, $96.5 million and $74.1 million in product revenue, which represents 14%, 17% and 18% of our total revenues for the twelve months ended December 31, 2017, 2016 and 2015, respectively. Another one of our distributors, Cardinal Health and affiliates (including Edgepark Medical Supplies), accounted for $120.4 million, $93.2 million and $66.1 million in gross revenue, which represents 17%, 16% and 16% of our total revenues for the twelve months ended December 31, 2017, 2016 and 2015, respectively.
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
Inventory
Inventory is valued at the lower of cost or net realizable value on a part-by-part basis that approximates first in, first out. We make adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolete and potential scrapped inventories. Factors influencing these adjustments include inventories on hand and on order compared to estimated future usage and sales for existing and new products, as well as judgments regarding quality control testing data, and assumptions about the likelihood of scrap and obsolescence. Once written down the adjustments are considered permanent and are not reversed until the related inventory is sold or disposed.
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

Deferred Cost of Sales
Deferred Cost of Sales are associated with sales for which revenue recognition criteria are not met but product has shipped and released from inventory. These costs are recognized in cost of sales when the associated revenue is recognized. Deferred Cost of Sales are presented within “Prepaid and Other Current Assets” on our consolidated balance sheets.

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
We file federal and state income tax returns in the United States and income tax returns in various other foreign jurisdictions with varying statutes of limitations. Due to net operating losses incurred, our income tax returns from inception to date are subject to examination by taxing authorities. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2017, we had no interest or penalties accrued for uncertain tax positions.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has made a provisional calculation of the impact of the Act in its year end income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing. As a result, we have reduced our net U.S. deferred tax assets by a provisional amount of $105.7 million offset by a decrease in the valuation allowance, resulting in no tax expense. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was nil based on cumulative foreign deficits in earnings of $41.2 million.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the $105.7 million of deferred tax expense offset by an increase in valuation allowance in connection with the remeasurement of our U.S. deferred tax assets and liabilities, and the analysis of our foreign deficits in earnings in connection with the transition tax on the mandatory deemed repatriation of foreign earnings were provisional amounts and reasonable estimates at December 31, 2017. Additional work is necessary to do a more detailed analysis of the gross balances of our U.S. deferred tax assets and liabilities. Any subsequent adjustment to these amounts are expected to have no tax effect due to our valuation allowance against net deferred tax assets. We are evaluating the newly enacted tax on global intangible low-taxed income ("GILTI") and have not yet made an accounting policy election to reflect GILTI in deferred taxes or as period costs. This analysis will be completed within one year of the enactment date.
See Note 8 to the consolidated financial statements for further information regarding income taxes.
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
Goodwill
We test goodwill for impairment on an annual basis. Also, between annual tests we test for impairment if events and circumstances indicate it is more likely than not that the fair value is less than the carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business and an adverse action or assessment by a regulator. The change in goodwill for the twelve months ended months ended December 31, 2017 represents translation adjustments on our foreign currency denominated goodwill related to the May 2016 acquisition of Nintamed, our distributor that served Germany, Switzerland and Austria.
Advertising Costs
Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expense was $21.9 million, $11.9 million and $4.0 million for the twelve months ended December 31, 2017, 2016, and 2015, respectively.
Recent Accounting Guidance
Recently adopted accounting pronouncements
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”), which is intended to simplify several areas of accounting for share-based payment arrangements. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. We adopted this standard in the first quarter of 2017.
We had excess tax benefits for which a benefit could not be previously recognized of approximately $161.8 million. Upon adoption, we recognized the previously unrecognized excess tax benefits of $161.8 million deferred tax assets with an offsetting increase in our valuation allowance using a modified retrospective method through a cumulative effect adjustment to the accumulated deficit, with no net impact on our financial statements. All excess tax benefits and all tax deficiencies generated in the current and future periods will be recognized prospectively and recorded as income tax benefit or expense in our Consolidated Statements of Operations in the reporting period in which they occur. Until such time that we release our valuation allowance against deferred tax assets, the tax impact of any excess tax benefits and deficiencies will be offset with the change in our valuation allowance. In addition, we elected to account for forfeitures as they occur with the change applied on a modified retrospective basis with a cumulative effect adjustment to accumulated deficit of $0.6 million. Due to the full valuation allowance on the U.S. deferred tax assets, we have determined that none of the provisions of ASU 2016-09 have a significant impact on our 2017 consolidated financial statements.

Recently issued accounting pronouncements not yet adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for Revenue from Contracts with Customers ("ASU 2014-09"), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five step process to achieve this core principle and it is possible when the five step process is applied, more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The updated standard permits the use of either the retrospective or modified retrospective transition method and is effective for us in our first quarter of 2018. We will apply this standard using the modified retrospective method. We have completed our assessment of the new revenue standard and are finalizing the new required disclosures. We do not expect the timing of revenue recognition under the new standard to differ materially from our current revenue recognition policy. Our analysis of open contracts as of December 31, 2017, has resulted in no material cumulative effect from applying ASU 2014-09.
In July 2015, the FASB issued guidance in ASU 2015-11 to change the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The guidance requires that inventory accounted for under the first-in, first-out (FIFO) or average cost methods be measured at the lower of cost and net realizable value, where net realizable value represents the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance was effective for us in the first quarter of fiscal 2017 with no material impact on our consolidated financial statements.
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
In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes - Intra-Entity Asset Transfer other than Inventory (Topic 740) (“ASU 2016-16”), which would require the recognition of the tax expense from the sale of an asset other than inventory when the transfer occurs, rather than when the asset is sold to a third party or otherwise recovered through use. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning period of adoption. Due to the full valuation allowance on the U.S. deferred tax assets, we have determined that none of the provisions of ASU 2016-16 will have a significant impact on our consolidated financial statements.

2. Net Loss Per Common Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from outstanding options and unvested RSUs settleable in shares of common stock (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the twelve months ended months ended December 31, 2017 and the twelve months ended months ended December 31, 2016, all potential dilutive common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive.

Outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in millions):

	Years Ended December 31,
	2017	2016	2015
Options outstanding to purchase common stock	0.4	0.7	1.3
Unvested restricted stock units	2.7	3.7	4.1
Senior convertible notes	4.0	—	—
Total	7.1	4.4	5.4

3. Financial Statement Details (in millions)
Short-Term Marketable Securities, Available-for-Sale
Short-term marketable securities, consisting solely of debt securities were as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$87.5	$—	$(0.2)	$87.3
Commercial paper	14.7	—	—	14.7
Corporate debt	5.1	—	—	5.1
Total	$107.3	$—	$(0.2)	$107.1

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$22.2	$—	$—	$22.2
Corporate debt	3.8	—	—	3.8
Commercial paper	3.2	—	—	3.2
Total	$29.2	$—	$—	$29.2
As of December 31, 2017, the estimated market value of available-for-sale marketable securities with contractual maturities of up to one year and up to 16 months were $92.7 million and $14.4 million, respectively.
Accounts Receivable

	December 31,
	2017	2016
Accounts receivable	$145.8	$114.3
Less allowance for doubtful accounts, sales returns and discounts	(11.5)	(12.6)
Total	$134.3	$101.7
Inventory

	December 31,
	2017	2016
Raw materials	$20.0	$20.1
Work-in-process	8.2	2.3
Finished goods	17.0	23.0
Total	$45.2	$45.4
During 2016, we recorded charges of $3.5 million in cost of goods sold related to excess and obsolete receiver inventory primarily related to the February 23, 2016 customer notification regarding the audible alarms and alerts associated with our receivers which was classified as a voluntary Class 1 recall by the FDA and was closed as of August 11, 2017.
Property and Equipment

	December 31,
	2017	2016
Building (1)	$6.0	$6.0
Furniture and fixtures	5.7	5.8
Computer equipment	25.6	22.7
Machinery and equipment	33.8	31.4
Leasehold improvements	41.7	25.6
Construction in progress (2)	87.6	65.1
Total	200.4	156.6
Accumulated depreciation	(54.8)	(47.2)
Property and equipment, net	$145.6	$109.4
(1) As described in Footnote 5 “Commitments and Contingencies,” although we do not legally own these premises, we were deemed the owner of the construction project during the construction period of our new manufacturing facility in Mesa, Arizona under a build-to suit lease arrangement.
(2) Construction in progress as of December 31, 2017 and December 31, 2016 include approximately $33.6 million and $24.8 million, respectively, related to our new manufacturing facility in Mesa, Arizona with the remaining balance as of December 31, 2017 and December 31, 2016 primarily related to machinery and equipment.
Depreciation expense related to property and equipment for the twelve months ended December 31, 2017, 2016, and 2015 was $16.1 million, $14.4 million, and $10.2 million, respectively.
During 2017 we recorded a $9.2 million loss on disposal of machinery and equipment, the majority of which was previously contained within the construction in progress balance. The loss on disposal was recorded in operating expense, primarily within the "Research and development" line item on our Consolidated Statements of Operations and was associated with changes in our product portfolio.
Accounts Payable and Accrued Liabilities

	December 31,
	2017	2016
Accounts payable trade(1)	$46.7	$41.1
Accrued tax, audit, and legal fees	7.1	4.5
Accrued rebates	13.9	8.2
Accrued warranty	8.8	9.8
Accrued other(1)	10.7	4.5
Total	$87.2	$68.1
(1) December 31, 2016 amounts have been modified for comparative reporting purposes.
Accrued Payroll and Related Expenses

	December 31,
	2017	2016
Accrued paid time off	$7.9	$6.4
Accrued wages, bonus and taxes	37.6	24.5
Other accrued employee benefits	3.0	2.5
Total	$48.5	$33.4

Accrued Warranty
Warranty costs are reflected in the consolidated statements of operations as cost of sales. A reconciliation of our accrued warranty costs for the twelve months ended December 31, 2017 and 2016 were as follows:

	Years Ended December 31,
	2017	2016
Beginning balance	$9.8	$3.3
Charges to costs and expenses	18.4	25.0
Costs incurred	(19.4)	(18.5)
Ending balance	$8.8	$9.8

Other Liabilities

	December 31, 2017	December 31, 2016
Financing lease obligations	$6.7	$6.7
Deferred rent	8.7	7.3
Other	2.8	2.6
Total	$18.2	$16.6

4. Debt
0.75% Senior Convertible Notes due 2022

(in millions)	December 31, 2017	December 31, 2016
0.75% Senior convertible notes due 2022:
Principal amount	$400.0	$—
Unamortized debt discount	(64.4)	—
Unamortized debt issuance costs	(8.0)	—
Net carrying amount of senior convertible notes	$327.6	$—
Fair value of outstanding notes	$381.3	$—
In May 2017, we completed an offering of $350.0 million aggregate principal amount of 0.75% convertible senior notes due 2022 ("2022 Notes") and, in June 2017 the initial purchasers exercised their option to purchase an additional $50.0 million aggregate principal amount of 2022 Notes. The 2022 Notes have a stated interest rate of 0.75% and a maturity date of May 15, 2022. The net proceeds from the offering, after deducting initial purchasers' discounts and costs directly related to the offering, were approximately $389.0 million. The 2022 Notes may be settled in cash, stock, or a combination thereof, solely at the Company's discretion. The initial conversion rate of the 2022 Notes is 10.0918 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $99.09 per share, subject to adjustments. The Company uses the if-converted method for assumed conversion of the 2022 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share.
As upon conversion by the holders, we may elect to settle such conversion in shares of our common stock, cash, or a combination thereof, we accounted for the cash conversion option as an equity instrument classified to stockholders’ equity, which resulted in recognizing $72.6 million in additional paid-in-capital during 2017.
The interest expense recognized on the 2022 Notes during the twelve months ended December 31, 2017 includes $1.9 million, $8.2 million and $1.0 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2022 Notes is 5.1%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. The discount on the 2022 Notes is amortized through May 15, 2022. Interest on the 2022 Notes began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year.
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

•
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
Revolving Credit Agreement
In June 2016, we entered into a $200.0 million revolving credit agreement (“Credit Agreement”), and amended in May 2017, with JPMorgan Chase Bank, NA, as administrative agent, Bank of America, Silicon Valley Bank and Union Bank. In addition to allowing borrowings in US dollars, the Credit Agreement provides a $25.0 million sublimit for borrowings in Canadian Dollars, Euros, British Pounds, Swedish Krona, Japanese Yen and any other currency that is subsequently approved by JPMorgan Chase and each lender. The Credit Agreement also provides a sub-facility of up to $10.0 million for letters of credit, of which $5.6 million is still available. The interest rate under the Credit Agreement ranges from 0.75% to 2.75% plus our choice of one of two base rates, LIBOR or a rate based on the publicly announced JPMorgan Chase prime rate, the federal funds rate or the overnight bank funding rate. We will also pay a commitment fee of between 0.25% and 0.45%, payable quarterly in arrears, on the average daily unused amount of the revolving facility based on our leverage ratio. The aggregate debt issuance costs and fees incurred with respect to entering into the Credit Agreement were $0.7 million, which have been capitalized on our Consolidated Balance Sheet within “Other Assets” and will be amortized through the maturity date of June 2021 on a straight line basis. Our obligations under the Credit Agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of DexCom and the guarantors, including all or a portion of the equity interests of our domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge).
Short-term borrowings
On March 3, 2017 we drew $75.0 million on the Credit Agreement under a six month term. We repaid the entire principal balance on May 19, 2017. As of December 31, 2017 we had no outstanding borrowings under the Credit Agreement, and $200.0 million under the Credit Agreement remains available.

5. Commitments and Contingencies
Leases

Under the office lease agreement, as amended (“Office Lease”), with John Hancock Life Insurance Company (U.S.A.) (“Landlord”) we lease approximately 219,000 square feet of space in the buildings at 6340 Sequence Drive, 6310 Sequence Drive and 6290 Sequence Drive. The amended Office Lease term extends through March 2022 and we have an option to renew the lease upon the expiration of the initial term for two additional five-year terms by giving notice to the Landlord prior to the end of the initial term of the lease and any extension period, if applicable. Provided we are not in default under the Office Lease and the Office Lease is still in effect, we generally have the right to terminate the lease starting at the 55th month of the Office Lease. We have received $3.6 million of tenant improvement allowance associated with the Office Lease, which is recorded as a deferred rent obligation and amortized over the term of the lease and reflected as a reduction to rent expense. Leasehold improvements associated with the tenant improvement allowance are included in Property and equipment, net in our consolidated balance sheets. On February 1, 2016, we entered into a Sublease (“Sublease”) with Entropic Communications, LLC with respect to the building at 6350 Sequence Drive in San Diego, California (“6350 Building”). Under the Sublease, we have leased approximately 132,600 square feet of space in the 6350 Building. The Sublease term extends through January 2022.
On April 28, 2016, we entered into a certain Industrial Net Lease (“Mesa Lease”) with PRA/LB, L.L.C. with respect to facilities in the building at 232 South Dobson Road in Mesa, Arizona (“Mesa Building"). Under the Mesa Lease, we have leased approximately 148,797 square feet of space in the Mesa Building, of which approximately 78,000 square feet was available to us on May 1, 2016 and the remaining portion of the Mesa Building will become available to us on or around January 1, 2018. The term of the Mesa Lease extends through March 2028 with four options to extend the Mesa Lease term, each for five-year periods. The Mesa Lease arrangement involves the construction of our new manufacturing facility where we are involved in the design and construction of the leased space, including non-standard tenant improvements paid for by us. This arrangement is referred to as a build-to suit lease and for accounting purposes, we are considered the owner of the construction project during the construction period. During the second quarter of 2016, we capitalized the fair value of the Mesa Building of $6.0 million within “Property and Equipment, net,” and recorded a corresponding financing lease obligation liability of $6.0 million within “Other Liabilities” in the Consolidated Balance Sheet. We have concluded that the Mesa Lease does not qualify for “sale-leaseback” treatment due to prohibited continuing involvement, accordingly the Mesa Lease will be treated as a financing arrangement.
We have also entered into other operating lease agreements, primarily for office and warehouse space, that expire at various times through July 2026. These facility leases have annual rental increases ranging from approximately 2.5% to 4%. The difference between the straight-line expense over the term of the lease and actual amounts paid are recorded as deferred rent.
Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances, under all lease agreements as of December 31, 2017 were as follows (in millions):

Fiscal Year Ending
2018	$10.1
2019	11.0
2020	11.4
2021	11.7
2022	3.7
Thereafter	9.4
Total	$57.3
Total rent expense for the twelve months ended December 31, 2017, 2016 and 2015 was $11.1 million, $9.0 million and $5.6 million, respectively.
Litigation
On March 28, 2016, AgaMatrix, Inc. filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix. On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under the U.S. patent law and those petitions were granted on March 6, 2017. Based on those grants, most activity in the patent infringement lawsuit against us in the District of Oregon was stayed until the inter partes review of the Patent Trial and Appeal Board is completed. On March 8, 2017, we filed a petition for inter partes review with the Patent Trial and Appeal Board seeking a determination that the third of the three asserted patents is invalid under U.S. patent law. This petition was granted on September 15, 2017. It is our position that AgaMatrix’s assertions of infringement have no merit. As of December 31, 2017, no amounts have been accrued in respect of this litigation.

On August 6, 2016, DexCom filed a patent infringement lawsuit in the United States Central District Court of California ("C.D. Cal."), asserting certain AgaMatrix products infringed a patent held by DexCom. On September 30, 2016 DexCom filed a First Amended Complaint asserting the same patent. In a summary judgement ruling dated February 5, 2018, the C.D. Cal. judge found that the AgaMatrix products did not infringe DexCom’s asserted patent.
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
On January 19, 2018, Arbmetrics, LLC filed a patent infringement lawsuit against us in the United States Southern District of California. It is our position that Arbmetric’s assertions of infringement have no merit.
Neither the outcome of these lawsuits nor the amount and range of potential fees associated with the lawsuits can be assessed at this time. As of December 31, 2017, no amounts have been accrued in respect of these suits.
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
Purchase Commitments
We are party to various purchase arrangements related to our manufacturing and development activities including materials used in our CGM systems. As of December 31, 2017, we had purchase commitments with vendors totaling $71.7 million due within one year. There are no material purchase commitments due beyond one year.

6. Development and Other Agreements
Collaboration with Verily Life Sciences
On August 10, 2015, we entered into a Collaboration and License Agreement (“Verily Collaboration Agreement”) with Google Life Sciences LLC, now renamed Verily Life Sciences (“Verily”). Pursuant to the Verily Collaboration Agreement, we and Verily have agreed to jointly develop a series of next-generation CGM products. The Verily Collaboration Agreement provides us with an exclusive license to use certain intellectual property of Verily related to the development, manufacture and commercialization of the products contemplated under the Verily Collaboration Agreement. The Verily Collaboration Agreement provides for the establishment of a joint steering committee, joint development committee and joint commercialization committee to oversee and coordinate the parties’ activities under the collaboration. We and Verily have agreed to make committee decisions by consensus. Certain aspects of this collaboration were clarified and amended on October 25, 2016.
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
The following table represents our fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of December 31, 2017 (in millions):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$306.6	$38.0	$—	$344.6
Marketable securities, available for sale
U.S. government agencies	—	87.3	—	87.3
Commercial paper	—	14.7	—	14.7
Corporate debt	—	5.1	—	5.1
Total marketable securities, available for sale	$—	$107.1	$—	$107.1
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
There were no transfers between Level 1 and Level 2 securities during the years ended December 31, 2017 and December 31, 2016. There were no transfers into or out of Level 3 securities during the years ended December 31, 2017 and 2016.

8. Income Taxes

Income (Loss) before income taxes subject to taxes in the following jurisdictions is as follows:

	December 31,
	2017	2016	2015
United States	$12.4	$(44.4)	$(57.8)
Outside of the United States	(61.0)	(20.5)	0.3
Total	$(48.6)	$(64.9)	$(57.5)
Significant components of the provision for income taxes are as follows:

	December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	0.1	0.1	0.1
Foreign	1.5	0.8	—
Total current income taxes	1.6	0.9	0.1
Deferred:
Federal	—	(0.1)	—
State	—	—	—
Foreign	—	(0.1)	—
Total deferred income taxes	—	(0.2)	—
Total	$1.6	$0.7	$0.1
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has made a provisional calculation of the impact of the Act in its year end income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing. As a result, we have reduced our net U.S. deferred tax assets by a provisional amount of $105.7 million offset by a decrease in the valuation allowance, resulting in no tax expense. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was nil based on cumulative foreign deficits in earnings of $41.2 million.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the $105.7 million of deferred tax expense offset by an increase in valuation allowance in connection with the remeasurement of our U.S. deferred tax assets and liabilities, and the analysis of our foreign deficits in earnings in connection with the transition tax on the mandatory deemed repatriation of foreign earnings were provisional amounts and reasonable estimates at December 31, 2017. Additional work is necessary to do a more detailed analysis of the gross balances of our U.S. deferred tax assets and liabilities. Any subsequent adjustment to these amounts are expected to have no tax effect due to our valuation allowance against net deferred tax assets. We are evaluating the newly enacted tax on global intangible low-taxed income ("GILTI") and have not yet made an accounting policy election to reflect GILTI in deferred taxes or as period costs. This analysis will be completed within one year of the enactment date.
At December 31, 2017, we had federal, state and foreign tax net operating loss carryforwards of approximately $761.6 million, $456.3 million, and $42.1 million respectively. The federal and state tax loss carryforwards will begin to expire in 2020 and 2018, respectively, unless previously utilized. California net operating loss carryforwards of $20.7 million will expire in 2028. California net operating loss carryforwards of $324.2 million will expire from 2029 through 2037. Other state net operating loss carryforwards of $111.4 million will begin to expire in 2020. The foreign net operating losses carry forward indefinitely.
We also had federal and state research and development tax credit carryforwards of approximately $33.3 million and $33.8 million, respectively. The federal research and development tax credit will begin to expire in 2020, unless previously utilized. The state research and development tax credit will carryforward indefinitely until utilized.

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
Significant components of our deferred tax assets as of December 31, 2017 and 2016 are shown below (in millions). A valuation allowance of approximately $263.5 million has been established as of December 31, 2017 to offset the deferred tax assets, as realization of such assets is uncertain.

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$188.7	$101.9
Capitalized research and development expenses	8.4	14.3
Tax credits	47.8	30.7
Share-based compensation	13.8	24.9
Fixed and intangible assets	0.4	—
Accrued liabilities and reserves	20.9	26.0
Total gross deferred tax assets	280.0	197.8
Less: valuation allowance	(263.5)	(193.4)
Deferred tax liability:
Fixed assets and acquired intangibles assets	(0.1)	(4.3)
Convertible debt discount	(15.9)	—
Unrealized exchange gain	(0.4)	—
Net deferred tax asset (liability)	$0.1	$0.1
In February 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU 2016-09"), which is intended to simplify several areas of accounting for share-based payment arrangements. The amendments in this update cover such areas as the recognition for excess tax benefits and deficiencies, the classification of those excess benefits on the statement of cash flows, an accounting policy election for forfeitures, an amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. $161.8 million of excess tax benefits was recorded as an increase in deferred tax assets, with an offsetting increase in valuation allowance, through retained earnings.
The reconciliation between our effective tax rate on income (loss) from continuing operations and the statutory rate is as follows:

	December 31,
	2017	2016	2015
Income taxes at statutory rates	$(17.0)	$(22.7)	$(20.1)
State income tax, net of federal benefit	(0.7)	1.2	(1.0)
Permanent items	0.7	0.8	0.3
Research and development credits	(13.3)	(11.7)	(10.0)
Foreign rate differential	5.4	4.5	—
Stock and officers compensation	(10.4)	4.0	3.1
Rate change	(0.1)	(0.1)	0.2
Unrecognized tax benefits	(15.4)	27.7	—
Impact of Tax Cuts and Jobs Act of 2017	105.7	—	—
Other	(2.2)	—	0.2
Change in valuation allowance	(51.1)	(3.0)	27.4
Income taxes at effective rates	$1.6	$0.7	$0.1

The following table summarizes the activity related to our gross unrecognized tax benefits (in millions):

Balance at January 1, 2015	$7.6
Increases related to prior year tax positions	2.6
Increase related to current year tax positions	5.4
Balance at December 31, 2015	15.6
Decreases related to prior year tax positions	(8.4)
Increases related to current year tax positions	32.6
Balance at December 31, 2016	39.8
Decreases related to prior year tax positions	(14.9)
Increases related to current year tax positions	3.3
Decrease related to Tax Cuts and Jobs Act of 2017	(5.4)
Balance at December 31, 2017	$22.8
Due to the valuation allowance recorded against our deferred tax assets, none of the total unrecognized tax benefits as of December 31, 2017 would reduce our annual effective tax rate if recognized. Interest and penalties are classified as a component of income tax expense and were not material for all the periods presented. Due to net operating losses incurred, tax years from 1999 and forward for federal and state purposes and foreign jurisdictions from 2016 and forward remain open to examination by the major taxing jurisdictions to which we are subject. The IRS commenced an audit of our 2015 and 2016 federal income tax returns in February 2018. We do not expect any changes to our unrecognized tax benefits over the next twelve months.
We intend to indefinitely reinvest all current accumulated earnings and profits related to our foreign subsidiaries to ensure working capital to support and expand existing operations outside of the United States. Accordingly, no U.S. income taxes have been provided on $1.2 million of undistributed earnings of our foreign subsidiaries, as we currently intend to indefinitely reinvest these earnings in our foreign operations as of December 31, 2017. The amount of unrecognized deferred U.S. income tax liability related to these earnings is $0.4 million.
9. Employee Benefit Plans
401(k) Plan
We have a defined contribution 401(k) retirement plan (“401(k) Plan”) covering substantially all employees in the United States that meet certain age requirements. Employees may contribute up to 90% of their compensation per year (subject to a maximum limit by federal tax law). Under the 401(k) Plan, we may elect to match a discretionary percentage of contributions. No such matching contributions have been made to the 401(k) Plan since its inception.
Employee Stock Purchase Plan, or ESPP
In May 2015, we adopted a new ESPP, the 2015 Employee Stock Purchase Plan (“2015 ESPP”) which replaced our 2005 ESPP and permits our eligible employees to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 10% of the participant’s cash compensation subject to certain limitations, and the purchase price will not be less than 85% of the lower of the fair market value of the stock at either the beginning of the applicable Offering Period or the Purchase Date. Under our 2015 ESPP, each Offering Period is twelve months, with new Offering Periods commencing every six months on the dates of March 1 and September 1 of each year. Each Offering Period consists of two (2) six month purchase periods (each a “Purchase Period”) during which payroll deductions of the participants are accumulated under the ESPP. The last business day of each Purchase Period is referred to as the “Purchase Date.” Purchase Dates are every six months on the dates of February 28 or February 29 and August 31.
We issued 122,857 and 99,192 shares of common stock under the 2015 ESPP during the twelve months ended December 31, 2017 and December 31, 2016, respectively. We issued 8,539 and 115,848 shares of common stock under the 2005 ESPP during the years ended 2016 and 2015, respectively.

Equity Incentive Plans
In May 2015, we adopted the 2015 Equity Incentive Plan (“2015 Plan”), which replaced the 2005 Equity Incentive Plan and provides for the grant of incentive and nonstatutory stock options, restricted stock, stock bonuses, stock appreciation rights, and restricted stock units to employees, directors or consultants of the Company. The total number of shares reserved for issuance pursuant to the 2015 Plan as of the date of adoption was 4.0 million and forfeited shares under the 2005 Equity Incentive Plan subsequent to May 28, 2015 are returned to the share reserve under the 2015 Plan and will be available for future awards. Stockholder approval is required to increase the maximum number of securities that may be issued under the 2015 Plan.
A summary of our stock option activity, and related information for the year ended December 31, 2017 is as follows (in millions except weighted-average exercise price and weighted-average remaining contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	0.7	$7.40
Exercised	(0.3)	8.21
Forfeited	—	—
Outstanding at December 31, 2017	0.4	$6.71	1.30	$19.5
Exercisable at December 31, 2017	0.4	$6.71	1.30	$19.5
The total intrinsic value of options exercised as of the date of exercise was as follows (in millions):

	Years Ended December 31,
	2017	2016	2015
Intrinsic value of options exercised	$21.6	$39.9	$125.8
We define in-the-money options at December 31, 2017 as options that had exercise prices that were lower than the $57.39 closing market price of our common stock at that date. There were 0.4 million in-the-money options exercisable at December 31, 2017. The aggregate intrinsic value of options outstanding at December 31, 2017 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 0.4 million options that were in-the-money at that date.
Valuation and expense information
The following table summarizes share-based compensation expense related to employee stock options, restricted stock units and employee stock purchases for the years ended December 31, 2017, 2016 and 2015 (in millions):

	Years Ended December 31,
	2017	2016	2015
Cost of sales	$9.6	$12.0	$8.1
Research and development	37.5	39.8	28.5
Selling, general and administrative	59.1	59.0	46.1
Share-based compensation expense included in net loss	$106.2	$110.8	$82.7
At December 31, 2017, unrecognized estimated compensation costs related to unvested restricted stock units totaled $128.4 million and are expected to be recognized through 2021.
We estimate the fair value of each option grant and ESPP purchase rights on the date of grant using the Black-Scholes option pricing model with the below assumptions. We did not have any option grants during the years ended 2017, 2016 and 2015.

ESPP:

	Years Ended December 31,
	2017	2016	2015
Risk free interest rate	0.75 – 1.12	0.46 – 0.57	0.15 – 0.25
Dividend yield	—%	—%	—%
Expected volatility of the Company’s stock	0.33 – 0.56	0.33 – 0.57	0.30 – 0.44
Expected life (in years)	1	1	1
Restricted Stock Units (RSUs)
RSU awards typically vest annually over three or four years, and vesting is subject to continued employment. The RSUs had a weighted-average grant date fair value of $75.78, $68.16 and $63.63 per share for the years ended December 31, 2017, 2016 and 2015, respectively. The total fair value of RSUs vested was $112.2 million, $95.8 million and $60.0 million for the years ended 2017, 2016 and 2015, respectively.
The following table sets forth a summary of our RSU activity as of and for the year ended December 31, 2017 (in millions except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at December 31, 2016	3.7	$62.51
Granted	1.3	75.78
Vested	(1.9)	58.92
Forfeited	(0.4)	67.97
Nonvested at December 31, 2017	2.7	$70.68	$154.5
Reserved Shares
We have reserved shares of common stock for future issuance as follows (in millions):

	December 31,
	2017	2016
Stock options and awards under our plans:
Stock options granted and outstanding	0.4	0.7
Unvested restricted stock units	2.7	3.7
Reserved for future grant	4.7	2.0
Employee Stock Purchase Plan	1.3	1.4
Total	9.1	7.8

10. Quarterly Financial Information (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2017 and 2016 (in millions except per share data):

	For the Three Months Ended
	December 31	September 30	June 30	March 31
Year ended December 31, 2017
Revenues	$221.0	$184.6	$170.6	$142.3
Gross profit	153.5	127.0	117.5	94.1
Total operating expenses	141.5	127.5	131.1	134.5
Net income (loss)	(9.4)	(2.0)	2.9	(41.7)
Basic and diluted net income (loss) per share (a)	$(0.11)	$(0.02)	$0.03	$(0.49)
Year ended December 31, 2016
Revenues	$171.2	$148.6	$137.3	$116.2
Gross profit	116.7	101.1	85.5	75.1
Total operating expenses	122.8	119.6	105.6	94.3
Net loss	(7.4)	(18.8)	(20.2)	(19.2)
Basic and diluted net loss per share (a)	$(0.09)	$(0.22)	$(0.24)	$(0.23)
(a) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2017, 2016 and 2015
(in millions)

Allowance for doubtful accounts
Balance December 31, 2014	$4.3
Provision for doubtful accounts	7.8
Write-off and adjustments	(4.5)
Recoveries	0.2
Balance December 31, 2015	$7.8

Allowance for doubtful accounts
Balance December 31, 2015	$7.8
Provision for doubtful accounts	9.5
Write-off and adjustments	(5.6)
Recoveries	0.7
Balance December 31, 2016	$12.4

Allowance for doubtful accounts
Balance December 31, 2016	$12.4
Provision for doubtful accounts	5.3
Write-off and adjustments	(7.0)
Recoveries	0.7
Balance December 31, 2017	$11.4