Form 10-Q
period 2018-03-31
DEXCOM INC
filed 2018-05-02
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2018, 88,084,933 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Consolidated Balance Sheets
(In millions—except par value data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$420.4	$441.5
Short-term marketable securities	113.5	107.1
Accounts receivable, net	123.9	134.3
Inventory	51.6	45.2
Prepaid and other current assets	19.9	16.6
Total current assets	729.3	744.7
Property and equipment, net	152.4	145.6
Goodwill	12.3	12.1
Other assets	2.8	1.7
Total assets	$896.8	$904.1
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$88.0	$87.2
Accrued payroll and related expenses	34.2	48.5
Deferred revenue	2.9	3.2
Total current liabilities	125.1	138.9
Other liabilities	18.7	18.2
Long term senior convertible notes	331.3	327.6
Total liabilities	475.1	484.7
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 shares authorized; no shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value, 200.0 authorized; 88.4 and 88.1 issued and outstanding, respectively, at March 31, 2018; and 87.3 and 87.0 shares issued and outstanding, respectively, at December 31, 2017	0.1	0.1
Additional paid-in capital	1,122.5	1,093.7
Accumulated other comprehensive loss	(4.9)	(2.6)
Accumulated deficit	(696.0)	(671.8)
Total stockholders’ equity	421.7	419.4
Total liabilities and stockholders’ equity	$896.8	$904.1
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(In millions—except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$184.4	$142.3
Cost of sales	65.5	48.2
Gross profit	118.9	94.1
Operating expenses
Research and development	44.8	48.1
Selling, general and administrative	104.8	86.4
Total operating expenses	149.6	134.5
Operating loss	(30.7)	(40.4)
Income from equity investments	7.4	—
Other income	2.6	0.4
Interest income	1.5	0.2
Interest expense	(4.8)	(0.5)
Loss before income taxes	(24.0)	(40.3)
Income tax expense	0.2	1.4
Net loss	$(24.2)	$(41.7)
Basic and diluted net loss per share	$(0.28)	$(0.49)
Shares used to compute basic and diluted net loss per share	87.3	85.2
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Loss
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(24.2)	$(41.7)
Foreign currency translation loss	(2.3)	(0.3)
Comprehensive loss	$(26.5)	$(42.0)
See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating activities
Net loss	$(24.2)	$(41.7)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	6.0	3.7
Share-based compensation	24.6	30.6
Non-cash interest expense	3.7	0.1
Unrealized gain on equity investment	(7.4)	—
Other non-cash income and expenses	(0.9)	0.3
Changes in operating assets and liabilities:
Accounts receivable, net	10.7	15.8
Inventory	(6.4)	(1.0)
Prepaid and other assets	(2.7)	(7.7)
Accounts payable and accrued liabilities	2.2	2.1
Accrued payroll and related expenses	(14.4)	(3.3)
Deferred revenue	(0.3)	0.2
Deferred rent and other liabilities	0.4	1.2
Net cash (used in) provided by operating activities	(8.7)	0.3
Investing activities
Purchase of available-for-sale marketable securities	(32.0)	(7.4)
Proceeds from the maturity of available-for-sale marketable securities	32.9	8.9
Purchase of other equity investments	(1.0)	—
Purchase of property and equipment	(15.3)	(22.9)
Net cash used in investing activities	(15.4)	(21.4)
Financing activities
Net proceeds from issuance of common stock	4.2	5.3
Proceeds from short-term borrowings	—	75.0
Net cash provided by financing activities	4.2	80.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.9)	(0.2)
Increase (decrease) in cash, cash equivalents and restricted cash	(20.8)	59.0
Cash, cash equivalents and restricted cash, beginning of period	441.5	94.5
Cash, cash equivalents and restricted cash, end of period	$420.7	$153.5
Reconciliation of cash and restricted cash:
Cash	$420.4	$153.5
Restricted cash	0.3	—
Total cash and restricted cash	$420.7	$153.5
Supplemental disclosure of non-cash investing and financing transactions:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$4.3	$5.6
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
Basis of Presentation and Principles of Consolidation
We have incurred operating losses since our inception and have an accumulated deficit of $696.0 million at March 31, 2018. As of March 31, 2018, we had available cash, cash equivalents and marketable securities totaling $533.9 million and working capital of $604.2 million. Our ability to transition to, and maintain, profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned increases in compensation expenses and other operating expenses needed to support the growth of our business which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources will be sufficient to fund our operations through at least May 2, 2019.
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2017 included in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission on February 27, 2018.
The consolidated financial statements include the accounts of DexCom, Inc. and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include excess or obsolete inventories, valuation of inventory, warranty accruals, convertible debt, employee bonus, clinical trial expenses, allowance for bad debt, refunds, rebates, including pharmacy rebates and self-funded insurance liabilities.
Share-Based Compensation
On March 8, 2018, the Compensation Committee of the Board of Directors of the Company approved a grant of 43,370 performance restricted stock units (PSUs) to our CEO, Kevin Sayer, that vest based on a performance condition, 2018 sensor unit sales, and a market condition, our 3-year relative Total Shareholder Return (“TSR”) performance versus the Nasdaq Composite Index from January 1, 2018 to December 31, 2020 (the “Performance Period”). This grant of PSUs is also subject to continuing employment requirements. The actual number of shares that vest can range from 0% to 200% of target shares awarded depending upon the level of achievement of the respective market and performance conditions during the Performance Period. The fair value of the PSUs is estimated on the grant date using a Monte Carlo simulation model due to the market condition for the TSR component. This pricing model uses multiple simulations to evaluate the probability of achieving the market condition to calculate the fair value of the PSUs. The maximum share-based compensation expense related to this grant over the Performance Period is approximately $4.5 million. Share-based compensation expense is updated based on the expected achievement of the related performance conditions at the end of each reporting period.
We recorded $24.6 million in share-based compensation expense during the three months ended March 31, 2018, compared to $30.6 million during the three months ended March 31, 2017. At March 31, 2018, unrecognized estimated compensation costs related to unvested restricted stock units and PSUs totaled $193.3 million and is expected to be recognized through 2021.
Revenue Recognition
We adopted ASC Topic 606, effective January 1, 2018 using the modified retrospective method. Our revenue policy prior to the adoption of ASC Topic 606 is stated in Note 1 of the audited financial statements and related notes thereto for the year ended December 31, 2017 included in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission on February 27, 2018.
Revenue for periods after January 1, 2018
We generate our revenue from the sale of our durable systems and disposable units (the "Components"). Our durable system includes a reusable transmitter, a receiver, a power cord and a USB cable. Disposable sensors for use with the durable system are sold separately. We also provide free of charge software and mobile applications for use with our durable systems and disposable sensors. The initial durable system price is generally not dependent upon the subsequent purchase of any amount of disposable sensors.
We sell our durable systems and disposable units through two main sales channels: 1) directly to customers who use our products or organizations (the "Direct Channel") and 2) to distribution partners who resell our products (the "Distributor Channel").
Under the Direct Channel, we sell our durable systems and disposable units to customers who use our products and we receive payment directly from customers who use our products, organizations and third-party payors. Third-party payors primarily include commercial insurance companies and federal and state agencies (under Medicare and Medicaid programs). With respect to customers who directly pay for products, the products are generally paid for at the time of shipment using a customer’s credit card. We also receive a prescription or statement of medical necessity and, for insurance reimbursement customers, an assignment of benefits prior to shipment.
Under our Distributor Channel, we have entered into distribution agreements with Byram Healthcare and its subsidiaries (“Byram”), Cardinal Health and affiliates (including Edgepark Medical Supplies) and other distributors that allow the distributors to sell our durable systems and disposable units. The majority of our distributors stock our products, and we refer to these distributors as Stocking Distributors, whereby the Stocking Distributors fulfill orders for our product from their inventory. We also have contracts with certain distributors that do not stock our products, but rather products are shipped directly to the customer by us on behalf of our distributor, and we refer to these distributors as Drop-Ship Distributors.
We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, we satisfy a performance obligation

Contracts and performance obligations
We account for a contract with a customer when there is an approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable.
We consider customer purchase orders, which in most cases are governed by agreements with distributors or third-party payors, to be contracts with a customer. For each contract, we consider the obligation to transfer Components to the customer, each of which are distinct, to be performance obligations. Components are individually priced and can be purchased separately or bundled in a contract. For bundled contracts, we account for individual components as a separate performance obligation as the components are separately identifiable from each other and the customer can benefit from each component on its own or with other resources that are readily available to the customer. We also provide free-of-charge software, mobile applications and updates for our DexCom Share® remote monitoring system.
Transaction price
Transaction prices of the Components are typically based on contracted rates. In determining the transaction price, we evaluate whether the price is subject to variable consideration such as sales incentives, rebates, price adjustments or return provisions, to determine the consideration to which we expect to be entitled. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is estimated at contract inception and updated at each reporting period as additional information becomes available if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Standalone selling price of our free-of-charge software, mobile applications and updates are based on an expected cost plus a margin approach. We do not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. We report revenue net of taxes collected from customers, which are subsequently remitted to governmental authorities. We account for shipping and handling charges billed to customers as costs to fulfill our promise to transfer the products to the customer and as such, shipping and handling costs billed to customers are included in revenue while related costs are included as cost of sales.
We generally provide a “30-day money back guarantee” program whereby first-time end-user customers in all of our sales channels who purchase a durable system and a package of four disposable sensors may return the durable system for any reason within thirty days of purchase and receive a full refund of the purchase price of the durable system. Our returns have historically been immaterial.
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
We contract with various pharmacy benefit managers and private payor organizations, primarily insurance companies, for the payment of rebates based on contracted discounts after the final dispensing of the product by a distributor or retail pharmacy to a pharmacy benefit plan participant based upon contractual agreements with private sector benefit providers. We estimate these pharmacy rebates using the expected value method and record such estimates in the same period the related revenue is recognized, resulting in a reduction of revenue and the establishment of a current liability. The pharmacy rebate liability is based on contractual discount rates, expected utilization under each contract and our estimate of the amount of inventory in the distribution channel that will become subject to such rebates. Our estimates for expected utilization for rebates are based on historical rebate claims and to a lesser extent third party market research data. Pharmacy rebates are generally invoiced and paid monthly or quarterly in arrears so that our accrual consists of an estimate of the amount expected to be incurred for the current month's or quarter’s activity, plus an accrual for unpaid rebates from prior periods, and an accrual for inventory in the distribution channel. Refer to Note 2 for additional revenue related disclosures.

Revenue recognition
Revenue is recognized when control is transferred to our customers, in an amount that reflects the net consideration we expect to be entitled. The timing of revenue recognition is based on the satisfaction of performance obligations, which can be satisfied at a point in time or over time, depending on the nature of the performance obligation. Substantially all of our performance obligations associated with our durable systems and disposable units are satisfied at a point in time, which typically occurs at shipment of our products. Terms of direct and distributor orders are generally Freight on Board (or Free Carrier (“FCA”) shipping point for international orders. For certain of our distributors, control transfers at delivery of the product to the customer.
We recognize revenue from contracted insurance payors and distributors based on the contracted rate and estimate of any variable consideration. For non-contracted insurance payors, we obtain prior authorization from the payor and recognize revenue based on the estimated collectible amount and historical experience.
In cases where our free of charge software, mobile applications and updates, are deemed to be separate performance obligations, revenue is recognized over time on a ratable basis over the estimated life of the related product component.
Our sales of receiver and transmitter components of our CGM system include an assurance-type warranty which is accounted for based on the cost accrual method recognized as expense when the products are sold and is not considered a separate performance obligation.
Self-Funded Health Insurance
Effective January 1, 2018, we are self-insured for claims under our U.S. health benefit plans subject to stop loss policies. We established an accrual for this self-insured program with the assistance of outside actuaries based on claims experience and an estimate of claims incurred but not yet reported (“IBNR”) and other relevant factors. The projections involved in this process are subject to uncertainty related to the timing and amount of claims filed, levels of IBNR, fluctuations in health care costs and changes to regulatory requirements. Actual claims may differ from the estimate and any difference could be significant. The accrued obligation for our self-insured program is included in “Accounts payable and accrued liabilities” in the consolidated balance sheets was $2.1 million as of March 31, 2018. We also have a restricted cash account for claim payments associated with our self-insured program, included in the "Prepaid and other current assets" line item in the consolidated balance sheets.
Recent Accounting Guidance
Recently adopted accounting pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for Revenue from Contracts with Customers ASC Topic 606 ("ASU 2014-09"), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five step process to achieve this core principle and it is possible when the five step process is applied, more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. We have applied this standard electing the modified retrospective method. The company applied the practical expedient permitted under ASC Topic 606 to those contracts that were not completed, as of January 1, 2018. We do not expect the timing of revenue recognition under the new standard to differ materially from our historic revenue recognition policy under ASC Topic 605. Our analysis of open contracts as of January 1, 2018, resulted in no material cumulative effect from applying ASU 2014-09.
In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes - Intra-Entity Asset Transfer other than Inventory (Topic 740) (“ASU 2016-16”), which would require the recognition of the tax expense from the sale of an asset other than inventory when the transfer occurs, rather than when the asset is sold to a third party or otherwise recovered through use. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning period of adoption. Due to the full valuation allowance on the U.S. deferred tax assets, we have determined that none of the provisions of ASU 2016-16 have a significant impact on our consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01 to amend the guidance on the classification and measurement of financial instruments, which was further amended in February 2018 by ASU No. 2018-03. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The new guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance did not have a significant impact on our financial statements.
In December 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash (ASU 2016-18). This update requires additional disclosure and that the Statement of Cash Flow explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash. Therefore, amounts generally described as restricted cash should be included with cash & cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 with early adoption permitted. The adoption of this ASU impacted the presentation of cash flows with inclusion of restricted cash flows for each of the presented periods.
Recently issued accounting pronouncements not yet adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which require a lessee to recognize a lease payment liability and a corresponding right of use asset on their balance sheet for all lease terms longer than 12 months, lessor accounting remains largely unchanged. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2018 and early adoption is permitted. We are currently evaluating the effect this guidance will have on our consolidated financial statements.

2. Revenue
Adoption of ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers
On January 1, 2018 we adopted ASC Topic 606 electing the modified retrospective method. The company applied the practical expedient permitted under ASC Topic 606 to those contracts which were not completed as of the date of initial adoption. Results for reporting periods after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with legacy accounting guidance under ASC Topic 605. The impact of applying ASC Topic 606 was not material, as such we did not record a cumulative adjustment to retained earnings. We expect the impact of the adoption of the new standard to be immaterial to our financial results on an ongoing basis.
Practical expedients and exemptions
Under the practical expedients in ASC Topic 606, we generally expense incentive compensation associated with our internal sales force when incurred because the amortization period is less than one year. These costs are recorded within selling, general and administrative expense.
Disaggregation of Revenue
We sell our durable systems and disposable units through a direct sales force in the United States, Canada and portions of Europe, and through distribution arrangements in the United States, Canada, Australia, New Zealand, and in portions of Europe, Asia, Latin America, the Middle East and Africa. During the three months ended March 31, 2018, no individual country, outside the United States, generated revenue that represented more than 10% of our total revenue. We disaggregate our revenue from contracts by major sales channel and geography as we believe they best depict how the nature, amount and timing of revenues and cash flows are affected by economic factors.

Revenues by geographic region
The following table sets forth revenues by our two primary geographical markets, Unites States and outside of the United States, based on the geographic location to which we deliver the product (in millions):

Three Months Ended March 31, 2018
Revenues:
United States	$145.4
Outside of the United States	39.0
Total	$184.4
Revenues by customer sales channel
The following table sets forth revenues disaggregated by customer sales channel (in millions):

	Three Months Ended March 31, 2018
	Distributor	Direct	Total
Revenues	$118.3	$66.1	$184.4
Contract Balances
The timing of revenue recognition, billing and cash collections results in trade receivables and deferred revenue on the consolidated balance sheet. A receivable is recognized in the period our right to the consideration is unconditional. We generally do not have any contracts or performance obligations with a term of more than one year.
Our contracts with customers do not typically include extended payment terms. Payment terms vary by contract type and type of customer and generally range from 30 to 60 days.
Substantially all of our deferred revenue as of March 31, 2018 is associated with certain of our free of charge software and mobile applications which will be recognized during 2018. We recognized revenue of $1.5 million during the three months ended March 31, 2018, that was recorded as deferred revenue as of December 31, 2017.

3. Net Loss Per Common Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from outstanding options and unvested RSUs settleable in shares of common stock (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because we reported a net loss for the three months ended March 31, 2018 and the three months ended March 31, 2017, all potential dilutive common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive.
Outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in millions):

	Three Months Ended March 31,
	2018	2017
Options outstanding to purchase common stock	0.4	0.5
Unvested restricted stock units	3.1	3.1
Senior convertible notes	4.0	—
Total	7.5	3.6

4. Financial Statement Details (in millions)
Short-Term Marketable Securities
Short-term marketable securities, consisting of equity and debt securities, were as follows:

	March 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Equity investment in Tandem Diabetes Care, Inc	$5.0	$7.4	$—	$12.4

Debt securities, available for sale
U.S. government agencies	$89.2	$—	$(0.2)	$89.0
Commercial paper	5.5	—	—	5.5
Corporate debt	6.6	—	—	6.6
Total available-for-sale debt securities	$101.3	$—	$(0.2)	$101.1

Total marketable securities	$106.3	$7.4	$(0.2)	$113.5
Gross unrealized gain of $7.4 million on our equity investment in Tandem Diabetes Care, Inc. is included in our Consolidated Statements of Operations under "Income from equity investments."

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$87.5	$—	$(0.2)	$87.3
Corporate debt	14.7	—	—	14.7
Commercial paper	5.1	—	—	5.1
Total marketable securities	$107.3	$—	$(0.2)	$107.1
As of March 31, 2018, the estimated market value of available-for-sale marketable securities with contractual maturities of up to one year and up to 13 months were $99.6 million and $1.5 million, respectively. We do not generally intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.
Inventory

	March 31, 2018	December 31, 2017
Raw materials	$22.9	$20.0
Work-in-process	9.0	8.2
Finished goods	19.7	17.0
Total	$51.6	$45.2
During the three months ended March 31, 2018 we recorded excess and obsolete inventory charges of $2.6 million in cost of goods sold associated with our receiver.

Property and Equipment

	March 31, 2018	December 31, 2017
Building (1)	$6.0	$6.0
Furniture and fixtures	7.8	5.7
Computer equipment	26.4	25.6
Machinery and equipment	53.3	33.8
Leasehold improvements	51.6	41.7
Construction in progress	66.2	87.6
Total	211.3	200.4
Accumulated depreciation and amortization	(58.9)	(54.8)
Property and equipment, net	$152.4	$145.6
(1) As described in Footnote 6 “Commitments and Contingencies,” although we do not legally own these premises, we are deemed the owner of the construction project during the construction period of our new manufacturing facility in Mesa, Arizona under a build-to-suit lease arrangement.
Accounts Payable and Accrued Liabilities

	March 31, 2018	December 31, 2017
Accounts payable trade	$38.9	$46.7
Accrued tax, audit, and legal fees	8.8	7.1
Accrued rebates	16.0	13.9
Accrued warranty	8.9	8.8
Accrued other	15.4	10.7
Total	$88.0	$87.2

Accrued Warranty
Warranty costs are reflected in the consolidated statements of operations as product cost of sales. A reconciliation of our accrued warranty costs for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Beginning balance	$8.8	$9.8
Charges to costs and expenses	4.5	5.0
Costs incurred	(4.4)	(4.9)
Ending balance	$8.9	$9.9

Other Liabilities

	March 31, 2018	December 31, 2017
Financing lease obligations	$7.4	$6.7
Deferred rent	8.5	8.7
Other	2.8	2.8
Total	$18.7	$18.2

5. Debt
0.75% Senior Convertible Notes due 2022

(in millions)	March 31, 2018	December 31, 2017
0.75% Senior convertible notes due 2022:
Principal amount	$400.0	$400.0
Unamortized debt discount	(61.1)	(64.4)
Unamortized debt issuance costs	(7.6)	(8.0)
Net carrying amount of senior convertible notes	$331.3	$327.6
Fair value of outstanding notes	$415.7	$381.3
Amount by which the notes' if-converted value exceeds their principal amount	$1.9	$—
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
The interest expense recognized on the 2022 Notes during the three months ended March 31, 2018 includes $0.8 million, $3.3 million and $0.4 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2022 Notes is 5.1%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. The discount on the 2022 Notes is amortized through May 15, 2022. Interest on the 2022 Notes began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year.
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
Revolving Credit Agreement
In June 2016, we entered into a $200.0 million revolving credit agreement (the “Credit Agreement”), as amended in May 2017, with JPMorgan Chase Bank, NA, as administrative agent, Bank of America, Silicon Valley Bank, Union Bank and Bank of the West. In addition to allowing borrowings in US dollars, the Credit Agreement provides a $25.0 million sublimit for borrowings in Canadian Dollars, Euros, British Pounds, Swedish Krona, Japanese Yen and any other currency that is subsequently approved by JPMorgan Chase and each lender. The Credit Agreement also provides a sub-facility of up to $10.0 million for letters of credit, of which $5.6 million is still available. The interest rate under the Credit Agreement ranges from 0.75% to 2.75% plus our choice of one of two base rates, LIBOR or a rate based on the publicly announced JPMorgan Chase prime rate, the federal funds rate or the overnight bank funding rate. We will also pay a commitment fee of between 0.25% and 0.45%, payable quarterly in arrears, on the average daily unused amount of the revolving facility based on our leverage ratio. The aggregate debt issuance costs and fees incurred with respect to entering into the Credit Agreement were $0.7 million, which have been capitalized on our Consolidated Balance Sheet within “Other Assets” and will be amortized through the maturity date of June 2021 on a straight line basis. Our obligations under the Credit Agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of DexCom and the guarantors, including all or a portion of the equity interests of our domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge).
Short-term borrowings
In March 2017 we drew $75.0 million on the Credit Agreement under a six month term. We repaid the entire principal balance in May 2017. As of March 31, 2018 we had no outstanding borrowings under the Credit Agreement, and $195.6 million under the Credit Agreement remains available, which is reduced by outstanding letters of credit.

6. Commitments and Contingencies
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
On April 28, 2016, we entered into a certain Industrial Net Lease (the “Mesa Lease”) with PRA/LB, L.L.C. with respect to facilities in the building at 232 South Dobson Road in Mesa, Arizona (the “Mesa Building"). Under the Mesa Lease, we have leased approximately 148,797 square feet of space in the Mesa Building, of which approximately 78,000 square feet was available to us on May 1, 2016 and the remaining portion of the Mesa Building became available to us in January, 2018. The term of the Mesa Lease extends through March 2028 with four options to extend the Mesa Lease term, each for five-year periods. The Mesa Lease arrangement involves the construction of our new manufacturing facility where we are involved in the design and construction of the leased space, including non-standard tenant improvements paid for by us. This arrangement is referred to as a build-to suit lease and for accounting purposes, we are considered the owner of the construction project during the construction period. During the second quarter of 2016, we capitalized the fair value of the Mesa Building of $6.0 million within “Property and Equipment, net,” and recorded a corresponding financing lease obligation liability of $6.0 million within “Other Liabilities” in the Consolidated Balance Sheet. We have concluded that the Mesa Lease does not qualify for “sale-leaseback” treatment due to prohibited continuing involvement, accordingly the Mesa Lease will be treated as a financing arrangement.
We have also entered into other operating lease agreements, primarily for office and warehouse space, that expire at various times through July 2026. These facility leases have annual rental increases ranging from approximately 2.5% to 4%. The difference between the straight-line expense over the term of the lease and actual amounts paid are recorded as deferred rent.
Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances, under all lease agreements as of March 31, 2018 were as follows (in millions):

Fiscal Year Ending
Remainder of 2018	$7.7
2019	11.0
2020	11.4
2021	11.7
2022	3.7
Thereafter	9.4
Total	$54.9

Total rent expense was $2.8 million for each of the three months ended March 31, 2018 and 2017.
Litigation
On March 28, 2016, AgaMatrix, Inc. filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix. On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On February 24, 2017, the Court granted AgaMatrix’s motion to substitute WaveForm Technologies, Inc. (“WaveForm”) as the new plaintiff following AgaMatrix’s transfer of the three patents to its newly formed entity. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board ("PTAB") of the U.S. Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under U.S. patent law and those petitions were granted on March 6, 2017. On March 8, 2017, we filed a petition for inter partes review with the PTAB seeking a determination that the third of the three asserted patents is invalid under U.S. patent law. This petition was granted on September 15, 2017. Based on the PTAB’s orders granting these petitions, most activity in the patent infringement lawsuit against us in the District of Oregon has been stayed until the inter partes review by the PTAB is completed. The PTAB issued a Final Written Decision for each of the first two patents on February 28, 2018, where the PTAB found the majority of asserted claims from the first patent unpatentable and the remaining claims under review not unpatentable. The PTAB found all claims under review from the second patent not unpatentable. We believe the PTAB erred in finding any claims of the first two patents not unpatentable, and we filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on March 30, 2018. The inter partes review of the third patent is ongoing. It is our position that Waveform’s assertions of infringement have no merit.
On August 9, 2016, DexCom filed a patent infringement lawsuit in the United States District Court for the Central District of California ("C.D. Cal."), asserting certain AgaMatrix products infringed a patent held by DexCom. On September 30, 2016 DexCom filed a First Amended Complaint asserting the same patent. In a summary judgement ruling dated February 5, 2018, the C.D. Cal. judge found that the AgaMatrix products did not infringe the asserted claims in DexCom’s patent. Based on this ruling, the C.D. Cal. judge entered Final Judgment on February 23, 2018. We believe the judge’s non-infringement finding is incorrect, and we filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on March 12, 2018.
On September 15, 2017, DexCom filed a patent infringement lawsuit against AgaMatrix in the United States District Court for the District of Delaware, asserting certain single-point blood glucose monitoring products of AgaMatrix infringe two patents held by DexCom. The patents asserted in the Delaware litigation are unrelated to the patent asserted in the C.D. Cal. litigation. On September 18, 2017, we also filed a Complaint against AgaMatrix in the International Trade Commission (“ITC”) requesting the ITC institute an investigation and issue an order excluding certain products of AgaMatrix from importation into or sale in the United States based on AgaMatrix’s infringement of the same two patents asserted in the Delaware litigation. The ITC granted DexCom’s request to institute the investigation on October 18, 2017.
On January 19, 2018, Arbmetrics, LLC filed a patent infringement lawsuit against us in the United States Southern District of California. On April 4, 2018, Arbmetrics filed a First Amended Complaint asserting the same patent. It is our position that Arbmetric’s assertions of infringement have no merit.
Neither the outcome of these lawsuits nor the amount and range of potential fees associated with the lawsuits can be assessed at this time. As of March 31, 2018, no amounts have been accrued in respect of these suits.
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
Purchase Commitments
We are party to various purchase arrangements related to our manufacturing and development activities including materials used in our CGM systems. As of March 31, 2018, we had purchase commitments with vendors totaling $81.2 million due within one year. There are no material purchase commitments due beyond one year.

7. Development and Other Agreements
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

8. Fair Value Measurements
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

The following table represents our fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of March 31, 2018 (in millions):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$277.6	$44.3	$—	$321.9
Equity investment in Tandem Diabetes Care, Inc.	12.4	—	—	12.4
Debt securities, available for sale
U.S. government agencies	—	89.0	—	89.0
Commercial paper	—	5.5	—	5.5
Corporate debt	—	6.6	—	6.6
Total debt securities, available for sale	$—	$101.1	$—	$101.1
The following table represents our fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of December 31, 2017 (in millions):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$306.6	$38.0	$—	$344.6
Marketable securities, available for sale
U.S. government agencies	—	87.3	—	87.3
Corporate debt	—	5.1	—	5.1
Commercial paper	—	14.7	—	14.7
Total marketable securities, available for sale	$—	$107.1	$—	$107.1
There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2018 and 2017. There were no transfers into or out of Level 3 securities during the three months ended March 31, 2018 and 2017.
The fair values of the Company’s outstanding 2022 Note was $415.7 million at March 31, 2018 and is a Level 2 measurement. See Note 5 to the Unaudited Consolidated Financial Statements for further discussion on the carrying value of the Company’s 2022 Notes.
Any additional investments are included in “Other Assets” in the consolidated balance sheets. It is impracticable for us to estimate the fair value of these investments on a recurring basis due to the fact that these entities are often privately-held and limited information is available if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value.
9. Income Taxes
Our effective tax rate for the three months ended March 31, 2018 was a negative rate of 1% compared to a negative rate of 3% for the same period of 2017. The negative tax rate in both periods resulted from recording state income tax and foreign withholding tax expense while recording no income tax benefit on losses in jurisdictions where valuation allowances are recorded against net deferred tax assets.
We maintain a full valuation allowance against our net deferred tax assets as of March 31, 2018 based on our assessment that it is not more likely than not these future benefits will be realized before expiration.
We made provisional estimates related to certain provisions of the Tax Cuts and Jobs Act of 2017 in the fourth quarter of 2017, including a reduction in our net deferred tax assets by $105.7 million offset by an increase in the valuation allowance related to the revaluation of our net deferred tax assets from 35% to 21%, and a zero transition tax on the mandatory deemed repatriation of foreign earnings due to our estimated net deficit in foreign earnings of $41.2 million at December 31, 2017. Additional work is necessary to finalize the calculation of our gross balances of U.S. deferred tax assets and liabilities, as well as the analysis of our net deficit in foreign earnings in connection with the transition tax. Any subsequent adjustment to these amounts is expected to have no tax effect due to our valuation allowance against net deferred tax assets. This analysis will be completed by the fourth quarter of 2018.

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
From inception to 2006, we devoted substantially all of our resources to start-up activities, raising capital and research and development, including product design, testing, manufacturing and clinical trials. Since 2006, we have devoted considerable resources to the commercialization of our continuous glucose monitoring systems, including the G4 PLATINUM, G5 Mobile and G6, as well as the continued research and clinical development of our technology platform.
From inception through March 31, 2018, we have generated $2.6 billion of product, development grant and other (non-product) revenue, and we have incurred operating losses in each year since our inception in May 1999. As of March 31, 2018, we had an accumulated deficit of $696.0 million.
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

Results of Operations
Quarter Ended March 31, 2018 Compared to March 31, 2017
Revenue, Cost of Sales and Gross Profit
Revenues increased $42.1 million to $184.4 million for the three months ended March 31, 2018 compared to $142.3 million for the three months ended March 31, 2017 based primarily on increased sales volume of our disposable sensors due to the continued growth of our installed base of customers using our G4 PLATINUM and G5 Mobile systems, and durable systems to both new and existing customers. Revenue attributable to our disposable sensors and durable systems was approximately 70% and 30%, respectively, of revenue, for each of the three months ended March 31, 2018 and March 31, 2017. Revenue from products shipped to our distributors, which are primarily Stocking Distributors, for the three months ended March 31, 2018 was approximately $118.3 million or 64% of our revenue compared to $109.8 million or 77% of our total revenue for the three months ended March 31, 2017.
Cost of sales increased $17.3 million to $65.5 million for the three months ended March 31, 2018 compared to $48.2 million for the three months ended March 31, 2017, primarily due to increased sales volume. The gross profit of $118.9 million, or 64% for the three months ended March 31, 2018 increased $24.8 million compared to $94.1 million, or 66%, for the same period in 2017, primarily due to increased revenue, $2.6 million in excess and obsolete inventory associated with our receiver, partially offset by a decrease in warranty costs as a result of a decrease in warranty rates.
Research and Development. Research and development expense decreased $3.3 million to $44.8 million for the three months ended March 31, 2018, compared to $48.1 million for the three months ended March 31, 2017. The decrease was primarily due to a decrease of $3.3 million in share-based compensation expense.
Selling, General and Administrative. Selling, general and administrative expense increased $18.4 million to $104.8 million for the three months ended March 31, 2018 compared to $86.4 million for the three months ended March 31, 2017. The increase was primarily due to higher sales related costs primarily due to increased headcount and higher marketing costs to support revenue growth and the continued commercialization of our products in both the United States and Europe. Significant elements of the increase in selling, general, and administrative expenses included $4.8 million in additional salaries, bonus, payroll related costs, $3.0 million in additional marketing costs, $2.5 million in additional consulting expenses, $2.4 million in additional temporary labor costs, $1.8 million in additional software license costs, and $1.4 million in additional incentive compensation paid to our sales personnel.
Income from Equity Investments. Income from equity investments of $7.4 million for the three months ended March 31, 2018 represents unrealized gain on our equity investment in Tandem Diabetes Care, Inc.
Other Income. Other income increased $2.2 million to $2.6 million for the three months ended March 31, 2018 compared to $0.4 million for the three months ended March 31, 2017 and is primarily related to foreign currency transaction gains and losses.
Interest Income. Interest income was $1.5 million for the three months ended March 31, 2018 compared to $0.2 million for the three months ended March 31, 2017 and is related to our marketable securities portfolio.

Interest Expense. Interest expense increased $4.3 million to $4.8 million for the three months ended March 31, 2018 compared to $0.5 million for the three months ended March 31, 2017. The increase was primarily due to an additional $4.5 million of interest expense related to the 2022 Notes.
Income Tax Expense. Our income tax expense was $0.2 million on a pre-tax loss of $24.0 million, resulting in a negative effective tax rate of 1% for the three months ended March 31, 2018, compared to income tax expense of $1.4 million on a pre-tax loss of $40.3 million and a negative effective tax rate of 3% for the three months ended March 31, 2017. The negative tax rate in both periods resulted from recording state income tax and foreign withholding tax expense while recording no income tax benefit on losses in jurisdictions where valuation allowances are recorded against net deferred tax assets.

Liquidity and Capital Resources
We have incurred losses since our inception in May 1999. As of March 31, 2018, we had an accumulated deficit of $696.0 million and had working capital of $604.2 million. To date, we have funded our operations primarily through offerings of equity securities and debt, and the sales of our products.
In June 2016, we entered into a $200.0 million Credit Agreement, including a subfacility of up to $10.0 million for letters of credit, of which $5.6 million is still available. The revolving loans under the Credit Agreement will be available for general corporate purposes, including working capital and capital expenditures. In March 2017 we drew $75.0 million on the Credit Agreement under a six month term and we repaid the entire principal balance in May 2017. As of March 31, 2018 we had no outstanding borrowings under the Credit Agreement, and $195.6 million under the Credit Agreement remains available, which is reduced by outstanding letters of credit.
In May 2017, we completed an offering of $350.0 million aggregate principal amount of 0.75% convertible senior notes due 2022 (the "2022 Notes") and, in June 2017 the initial purchasers exercised their option to purchase an additional $50.0 million aggregate principal amount. The 2022 Notes have a stated interest rate of 0.75% and a maturity date of May 15, 2022. Holders may elect to convert any time after February 15, 2022 for shares. The 2022 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. We used a portion of the net proceeds of the offering of the 2022 Notes to repay $75 million of borrowings under our existing credit facility. The remainder of the proceeds are available for general corporate purposes and capital expenditures, including working capital needs and buildout of our manufacturing facility in Arizona. We may also use the net proceeds to expand our current business through in-licensing or acquisitions of, or investments in, other businesses, products or technologies; however, we do not have any commitments with respect to any such acquisitions or investments at this time.
Our cash, cash equivalents and marketable securities totaled $533.9 million as of March 31, 2018. Our cash, cash equivalents, and marketable securities portfolio is primarily denominated in U.S. dollars and consists of investment grade, highly liquid securities of various holdings including obligations of U.S. government sponsored enterprises, commercial paper, corporate debt, money market funds and equity investments. The change in our cash, cash equivalents and marketable securities during the three months ended March 31, 2018 was due to the factors described in the “Cash Flow Summary” below.
Cash Flow Summary
The following table sets forth a summary of our cash flows for the periods indicated (in millions):

	Three Months Ended March 31,		Change
	2018	2017
Net cash (used in) provided by operating activities	$(8.7)	$0.3	$(9.0)
Net cash used in investing activities	$(15.4)	$(21.4)	$6.0
Net cash provided by financing activities	$4.2	$80.3	$(76.1)
As of March 31, 2018, we had $420.7 million of cash, cash equivalents and restricted cash compared to $441.5 million as of December 31, 2017, a decrease of $20.8 million. The cash flows during the three months ended March 31, 2018 were related primarily to the following items:

Cash inflows:

•	Proceeds from issuance of common stock of $4.2 million under our employee stock purchase plan and pursuant to the exercise of then-outstanding stock options.

Cash outflows:

•
Net cash used by operating activities of $8.7 million comprised of net loss of $24.2 million, $10.5 million changes in operating assets and liabilities, offset by $26.0 million of net non-cash expenses. Non-cash expenses of $33.4 million were primarily related to share-based compensation, depreciation and amortization, and non-cash interest expense related to our senior convertible notes, partially offset by $7.4 million of unrealized gain on our equity investments.

•	Capital expenditures of $15.3 million primarily related to purchase of facility related build-outs, office equipment and machinery and equipment.

•	Net cash outflow of $0.1 million as a result of debt and equity securities transactions.

Net Cash Used in Operating Activities. The increase in cash used in operating activities was primarily due to a $17.8 million increase in cash used in operating assets and liabilities, and by an $8.7 million decrease in non-cash expenses, offset by a $17.5 million decrease in net loss. The decrease in non-cash expenses was primarily associated with a decrease in non-cash share-based compensation and $7.4 million unrealized gain on our equity investments.
Net Cash Used in Investing Activities. The change in cash used in investing activities was primarily related to a decrease of $7.6 million to purchase equipment to support facility related build-outs, manufacturing equipment and information technology infrastructure, offset by a $1.6 million net change in debt and equity investments.
Net Cash Provided by Financing Activities. The decrease in cash provided by financing activities was primarily due to $75 million in proceeds from short-term borrowings from our Credit Agreement in the first quarter of fiscal 2017 which was repaid in the second quarter of fiscal 2018.
Operating Capital and Capital Expenditure Requirements
We anticipate that we will continue to incur operating losses as we incur expenses and expand the commercialization of our approved products domestically and internationally, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.
We believe that our cash, cash equivalents, marketable securities balances, projected cash contributions from our commercial operations and $200.0 million available under our Credit Agreement, of which $195.6 million remains available, will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs through at least March 31, 2019. If our available cash, cash equivalents and marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products or new markets for our existing products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, we cannot guarantee that we will be successful in obtaining additional cash contributions from future partnership arrangements. Our ability to transition to, and maintain profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we are unable to obtain additional financing, we may be required to reduce planned increases in compensation related expenses or other operating expenses related to research, development, and commercialization activities, which could have an adverse impact on our ability to achieve our intended business objectives.
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

Contractual Obligations
We are party to various purchase arrangements related to components used in manufacturing and research and development activities. As of March 31, 2018, we had firm purchase commitments with certain vendors totaling approximately $81.2 million due within one year. There are no material purchase commitments due beyond one year.
We are party to various leasing arrangements as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and Note 5 to our Consolidated Financial Statements in this Form 10-Q. We have not entered into any significant new leasing arrangements during the three months ended March 31, 2018.
The following table summarizes our outstanding contractual obligations as of March 31, 2018 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in millions):

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$54.9	$7.7	$22.4	$15.4	$9.4
Senior convertible notes (1)	413.5	3.0	9.0	401.5	—
Purchase commitments	81.2	81.2	—	—	—
Total	$549.6	$91.9	$31.4	$416.9	$9.4

(1)
Senior convertible notes were issued in May and June 2017 which are due in May 2022, obligations include both principal and interest. Although these notes mature in 2022, they may be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayment of the principal amounts sooner than scheduled repayment as indicated in the table. See Note 5 to our Consolidated Financial Statements for further discussion of the terms of the senior convertible notes.

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
Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Our accounting policies and estimates which are most critical to a full understanding and evaluation of our reported financial results are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There were no material changes to our critical accounting policies during the three months ended March 31, 2018.

Recent Accounting Guidance

Recently adopted accounting pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for Revenue from Contracts with Customers ASC Topic 606 ("ASU 2014-09"), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five step process to achieve this core principle and it is possible when the five step process is applied, more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. We have applied this standard electing the modified retrospective method. The company applied the practical expedient permitted under ASC Topic 606 to those contracts that were not completed, as of January 1, 2018. We do not expect the timing of revenue recognition under the new standard to differ materially from our historic revenue recognition policy under ASC Topic 605. Our analysis of open contracts as of January 1, 2018, resulted in no material cumulative effect from applying ASU 2014-09.
In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes - Intra-Entity Asset Transfer other than Inventory (Topic 740) (“ASU 2016-16”), which would require the recognition of the tax expense from the sale of an asset other than inventory when the transfer occurs, rather than when the asset is sold to a third party or otherwise recovered through use. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning period of adoption. Due to the full valuation allowance on the U.S. deferred tax assets, we have determined that none of the provisions of ASU 2016-16 have a significant impact on our consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01 to amend the guidance on the classification and measurement of financial instruments, which was further amended in February 2018 by ASU No. 2018-03. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The new guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance did not have a significant impact on our financial statements.
Recently issued accounting pronouncements not yet adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which require a lessee to recognize a lease payment liability and a corresponding right of use asset on their balance sheet for all lease terms longer than 12 months, lessor accounting remains largely unchanged. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2018 and early adoption is permitted. We are currently evaluating the effect this guidance will have on our consolidated financial statements.

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
Foreign Currency Risk
A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in United States dollars. Accordingly, we have assessed that we do not have any material net exposure to foreign currency exchange rate fluctuations at this time. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily the British Pound, the Euro, the Canadian Dollar, the Swiss Franc and the Swedish Krona, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.
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
On March 28, 2016, AgaMatrix, Inc. filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix. On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On February 24, 2017, the Court granted AgaMatrix’s motion to substitute WaveForm Technologies, Inc. (“WaveForm”) as the new plaintiff following AgaMatrix’s transfer of the three patents to its newly formed entity. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board ("PTAB") of the U.S. Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under U.S. patent law and those petitions were granted on March 6, 2017. On March 8, 2017, we filed a petition for inter partes review with the PTAB seeking a determination that the third of the three asserted patents is invalid under U.S. patent law. This petition was granted on September 15, 2017. Based on the PTAB’s orders granting these petitions, most activity in the patent infringement lawsuit against us in the District of Oregon has been stayed until the inter partes review by the PTAB is completed. The PTAB issued a Final Written Decision for each of the first two patents on February 28, 2018, where the PTAB found the majority of asserted claims from the first patent unpatentable and the remaining claims under review not unpatentable. The PTAB found all claims under review from the second patent not unpatentable. We believe the PTAB erred in finding any claims of the first two patents not unpatentable, and we filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on March 30, 2018. The inter partes review of the third patent is ongoing. It is our position that Waveform’s assertions of infringement have no merit.
On August 9, 2016, DexCom filed a patent infringement lawsuit in the United States District Court for the Central District of California ("C.D. Cal."), asserting certain AgaMatrix products infringed a patent held by DexCom. On September 30, 2016 DexCom filed a First Amended Complaint asserting the same patent. In a summary judgement ruling dated February 5, 2018, the C.D. Cal. judge found that the AgaMatrix products did not infringe the asserted claims in DexCom’s patent. Based on this ruling, the C.D. Cal. judge entered Final Judgment on February 23, 2018. We believe the judge’s non-infringement finding is incorrect, and we filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on March 12, 2018. On September 15, 2017, DexCom filed a patent infringement lawsuit against AgaMatrix in the United States District Court for the District of Delaware, asserting certain single-point blood glucose monitoring products of AgaMatrix infringe two patents held by DexCom. The patents asserted in the Delaware litigation are unrelated to the patent asserted in the C.D. Cal. litigation. On September 18, 2017, we also filed a Complaint against AgaMatrix in the International Trade Commission (“ITC”) requesting the ITC institute an investigation and issue an order excluding certain products of AgaMatrix from importation into or sale in the United States based on AgaMatrix’s infringement of the same two patents asserted in the Delaware litigation. The ITC granted DexCom’s request to institute the investigation on October 18, 2017.
On January 19, 2018, Arbmetrics, LLC filed a patent infringement lawsuit against us in the United States Southern District of California. On April 4, 2018, Arbmetrics filed a First Amended Complaint asserting the same patent. It is our position that Arbmetric’s assertions of infringement have no merit.
Neither the outcome of these lawsuits nor the amount and range of potential fees associated with the lawsuits can be assessed at this time. As of March 31, 2018, no amounts have been accrued in respect of these suits.
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
We have incurred operating losses in each year since our inception in May 1999, including operating losses of $30.7 million for the three months ended March 31, 2018. As of March 31, 2018, we had an accumulated deficit of $696.0 million. We have financed our operations primarily through private and public offerings of equity securities and debt and the sales of our products. We have devoted substantial resources to:

•	research and development relating to our continuous glucose monitoring systems;

•	sales and marketing and manufacturing expenses associated with the commercialization of our G4 PLATINUM, G5 Mobile and G6 systems; and

•	expansion of our workforce.
We expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products, including our next-generation sensors, transmitters and sensor augmented insulin pumps, as well as other collaborations. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public healthcare and medical device companies. As a result, we expect we may continue to incur operating losses in the future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity.

If, in the future, we are unable to continue the development of an adequate sales and marketing organization, or if our direct sales organization is not successful, we may have difficulty achieving market awareness and selling our products.
To achieve commercial success for the G4 PLATINUM, G5 Mobile and G6 systems and our future products, we must either continue to develop and grow our sales and marketing organization and enter into partnerships or other arrangements to market and sell our products or collaborate with third parties to market and sell our products. Developing and managing a direct sales organization is a difficult, expensive and time consuming process.
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
We currently employ a direct sales force to sell and market our products in the United States, Canada and certain countries in Europe. Our direct sales force calls directly on healthcare providers and people with diabetes throughout the applicable country to initiate sales of our products. Our sales organization competes with the experienced, larger and well-funded marketing and sales operations of our competitors. We may not be able to successfully manage our dispersed sales force or increase our product sales at acceptable rates.
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
We have entered into distribution arrangements to leverage established distributors already engaged in the diabetes marketplace. Our distribution agreements with Byram and affiliates and Cardinal Health and affiliates (including Edgepark Medical Supplies), our two most significant distributors, generated approximately 14% and 13%, respectively, of our total revenue during the three months ended March 31, 2018. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. To the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States, Europe or other countries, our product margins could be lower than if we directly marketed and sold our products. To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and people with diabetes in Europe or other countries will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe or other countries. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.
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
As a medical device company, reimbursement from Medicare, other government, and commercial third-party healthcare payors is an important element of our success. In January 2017, the Centers for Medicare & Medicaid Services, or CMS, established a classification of “Therapeutic Continuous Glucose Monitors” as durable medical equipment under Medicare Part B, subject to payment by Medicare under certain coverage conditions to be determined by CMS, by local Medicare Administrative Contractors or on a patient claim by claim basis. This is a decision we had pursued for many years and which was made possible by the FDA’s decision in December 2016 to approve a non-adjunctive indication, or use, for our G5 Mobile system. In May 2017, CMS Medicare Administrative Contractors issued a revision to an existing joint Local Coverage Determination, or LCD, which establishes the Medicare conditions of coverage for therapeutic CGM. Similarly, in September 2016, Germany's Federal Joint Committee agreed to provide reimbursement for continuous glucose monitoring systems under certain conditions, which we believe are met by our G4 PLATINUM and G5 Mobile systems. Our G6 system is currently not reimbursed by Medicare or Medicaid in the United States or in Germany.
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
As of May 2, 2018, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our products by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on CGM devices, typically, though not exclusively, under durable medical equipment benefits, those coverage policies frequently require significant medical documentation in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. Moreover, it is not uncommon for federal and/or state agencies and their contractors to conduct periodic routine billing and compliance reviews that may entail extensive documentation requests, cooperation with which may require significant time and resources.

In addition, Medicare, Medicaid, health maintenance organizations and other government and commercial third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new and existing medical devices, and, as a result, they may not cover or provide adequate payment for our products. Many of these programs impose documentation and other eligibility requirements that make it more difficult to obtain reimbursement. In order to obtain additional reimbursement arrangements, including under pharmacy benefits, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as leveraging increased competition, increasing eligibility requirements such as second opinions and other documentation, purchasing in groups, or redesigning benefits. We are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our dependence on the commercial success of the G4 PLATINUM, G5 Mobile and G6 systems makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the G4 PLATINUM, G5 Mobile and G6 systems, people without coverage who have diabetes may not use our products. Furthermore, payors are increasingly basing reimbursement rates on factors such as the efficacy of the product, clinical outcomes associated with the product, and any factors that negatively impact the efficacy or clinical outcomes (or cause a perception of any such negative impact), such as the results of a clinical trial, a product defect, or a product recall, which could negatively impact the reimbursement rate.
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
We may never receive approval or clearance from the FDA and other governmental agencies to market additional CGM systems, expanded indications for use of current and future generation CGM systems, future software platforms, or any other products under development.
Our G4 Platinum and G5 Mobile continuous glucose monitoring systems are classified by the FDA as Class III Medical devices that require premarket approval or PMA. The PMA process requires us to prove the safety and efficacy of our systems to the FDA's satisfaction. This process can be expensive, prolonged and uncertain, requires detailed and comprehensive scientific and human clinical data, and may never result in the FDA granting a PMA. In March 2018, our G6 system received De Novo classification from the FDA to be a Class II medical device. The De Novo classification under the generic name "integrated continuous glucose monitoring system," makes the G6 System a predicate device for future 510(k) submissions. Complying with this classification requires ongoing compliance with the general controls required by the federal Food Drug and Cosmetic Act and the special controls specified by the FDA's G6 order. Any future system or expanded indications for use of current generation systems will require approval of the applicable regulatory authorities. In addition, we intend to seek either 510(k) clearances or PMA approvals for certain changes and modifications to our existing software platform, but cannot predict when, if ever, those changes and modifications will be approved.
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
Even if approved or cleared by the FDA or foreign regulatory agencies, future generations of our CGM systems, expanded indications for use of current and future generation CGM systems, our software platforms or any other continuous glucose monitoring system under development, may not be approved or cleared for the indications that are necessary or desirable for successful commercialization. We may not obtain the necessary regulatory approvals or clearances to market these continuous glucose monitoring systems in the United States or outside of the United States. Any delay in, or failure to receive or maintain, approval or clearance for our products could prevent us from generating revenue from these products or achieving profitability. The uncertain timing of regulatory approvals for future generations of our products could subject our current inventory to excess or obsolescence charges, which could have an adverse effect on our business, financial condition and operating results.
If we are unable to successfully complete the pre-clinical studies or clinical trials necessary to support additional PMA or 510(k) applications or supplements, we may be unable to commercialize our continuous glucose monitoring systems under development, which could impair our business, financial condition and operating results.
To support these and any future additional PMA or 510(k) applications or supplements, we together with our partners, must successfully complete pre-clinical studies, bench-testing, and clinical trials that will demonstrate that the product is safe and effective. Product development, including pre-clinical studies and clinical trials, is a long, expensive and uncertain process and is subject to delays and failure at any stage. Furthermore, the data obtained from the studies and trials may be inadequate to support approval of a PMA or 510(k) application and the FDA may request additional clinical data in support of those applications, which may result in significant additional clinical expenses and may delay product approvals. While we have in the past obtained, and may in the future obtain, an investigational device exemption, or IDE, prior to commencing clinical trials for our products, FDA approval of an IDE application permitting us to conduct testing does not mean that the FDA will consider the data gathered in the trial to be sufficient to support approval of a PMA or 510(k) application or supplement, even if the trial's intended safety and efficacy endpoints are achieved. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including 510(k) and PMA submissions, by hiring new investigators and increasing the frequency and scope of its inspections of manufacturing facilities. The ongoing review by FDA's Center for Devices and Radiological Health of the 510(k) process could complicate the product approval process for certain of our and our partners' products, although we cannot predict the effect of such procedural changes and cannot ascertain if such changes will have a substantive impact on the approval of our products or our partners’ products. If we fail to adequately respond to any changes to the 510(k) submission process and associated matters, our business may be adversely impacted.
Unexpected changes to the FDA or foreign regulatory approval processes could also delay or prevent the approval of our products submitted for review. For example, as part of the 21st Century Cures Act passed in 2016, Congress enacted several reforms that further affect medical device regulation both pre- and post-approval. In addition, the FDA is in the process of reviewing the 510(k) approval process and criteria and has announced initiatives to improve the current pre- and post-market regulatory processes and requirements associated with infusion pumps and other home use medical devices. As part of this effort, the FDA is reviewing the adverse event reporting and recall processes for insulin pumps. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. The data contained in our submissions, including data drawn from our clinical trials, may not be sufficient to support approval of our products or additional or expanded indications. Medical device company stock prices have declined significantly in certain circumstances where companies have failed to meet expectations in regards to the timing of regulatory approval. If the FDA's response causes product approval delays, or is not favorable for any of our products, our stock price could decline substantially.
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

•
DexCom or third-party organizations do not perform data collection, monitoring and/or analysis in a timely or accurate manner or consistent with the clinical trial protocol or investigational or statistical plans;

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
Other legal, regulatory and commercial policy influences are subjecting our industry to significant changes, and we cannot predict whether new regulations or policies will emerge from U.S. federal or state governments, foreign governments, or third-party payors. Government and commercial payors may, in the future, consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect reimbursement for healthcare products such as our systems. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness, and costs, of different treatment technologies and modalities; imposing price controls and taxes on medical device providers; and other measures. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for our current and future products. These include changes that may reduce reimbursement rates for our products and changes that may be proposed or implemented by the current or future laws or regulations.
The ACA included an excise tax on the sale of medical devices equal to 2.3% of the selling price of the device in the U.S. beginning in 2013. The excise tax is applicable to sales of our G4 PLATINUM receivers for professional use. The excise tax was suspended from 2016 through 2019.
As of March 31, 2018, we believe that our current CGM products were exempt from the excise tax, except for our G4 PLATINUM system for professional use which is subject to the excise tax. The current tax liability related to our G4 PLATINUM system for professional use is immaterial, but may become material in the future. Notwithstanding our belief, if the IRS were to determine that this tax applies to any of our current or future products, our future operating results could be harmed, which in turn could cause the price of our stock to decline. In addition, because of the uncertainty surrounding these issues, the impact of this tax has not been reflected in our forward guidance.
We cannot predict whether the ACA will be repealed, replaced, or modified or how such repeal, replacement or modification may be timed or structured. As a result, we cannot quantify or predict what the effect of such repeal, replacement, or modification might have on our business and results of operations. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could materially and adversely affect our business, financial condition and results of operations.
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
The FDA, CMS, the Office of Inspector General for the Department of Health and Human Services, Department of Justice, states' attorneys general and other governmental authorities actively enforce the laws and regulations discussed above. In the United States, medical device manufacturers have been the target of numerous government prosecutions and investigations alleging violations of law, including claims asserting impermissible off-label promotion of medical devices, payments intended to influence the referral of federal or state healthcare business, and submission of false claims for government reimbursement. While we make every effort to comply with applicable laws, we cannot rule out the possibility that the government or other third parties could interpret these laws differently and challenge our practices under one or more of these laws. This likelihood of allegations of non-compliance is increased by the fact that under certain federal and state laws applicable to our business, individuals, known as relators, may bring an action alleging violations of such laws, and potentially be awarded a share of any damages or penalties ultimately awarded to the applicable government body.
Under the United States Federal Food, Drug, and Cosmetic Act, medical devices are classified into one of three classes - Class I, Class II or Class III - depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Our G6 system has been classified as a Class II device. Class II devices are subject to various general and special controls, including the Quality System Regulations and 510(k) pre-market notification requirements.
From time to time, the FDA may disagree with the classification of a new Class II medical device and require the manufacturer of that device to apply for approval as a Class III medical device. In the event that the FDA determines that our Class II medical products should be classified as Class III medical devices, we could be precluded from marketing the devices for clinical use within the United States for months, years or longer, depending on the specific change the classification. Reclassification of our Class II medical products as Class III medical devices could significantly increase our regulatory costs, including the timing and expense associated with required clinical trials and other costs.
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
Our products are purchased principally by individual patients, who may be eligible for insurance coverage of their devices from various third-party payors, such as governmental programs (e.g., Medicare, Medicaid and comparable non-U.S. programs), private insurance plans, and managed care plans. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payors is critical because it affects which products customers purchase and the prices they are willing to pay. As a result, our products are subject to regulation regarding quality and cost by the U.S. Department for Health & Human Services, including CMS, as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care goods and services. The principal U.S. federal laws that implicate reimbursement issues include those that prohibit (i) the filing of false or improper claims for federal payment, known as the federal civil False Claims Act, (ii) unlawful inducements for the referral of business reimbursable under federally-funded health care programs, known as the federal health care program Anti-Kickback Statute, and (iii) health care service providers from seeking reimbursement for providing certain services to a patient who was referred by a physician who has certain types of direct or indirect financial relationships with the service provider, known as the physician self-referral law, or the "Stark Law." Many states have similar laws that apply to reimbursement by state Medicaid and other government-funded programs, as well as, in some cases, to all payors. In addition, the federal overpayment statute, as interpreted by CMS, requires the report and return of identified overpayments received from federal health care programs within 60 days of identification and quantification, and requires the exercise of reasonable diligence to investigate credible information regarding potential overpayments. Insurance companies can also bring a private cause of action claiming treble damages against a manufacturer for causing a false claim to be filed under the federal Racketeer Influenced and Corrupt Organizations Act, or RICO. Additionally, as a manufacturer of U.S. FDA‑approved devices reimbursable by federal healthcare programs, we are subject to the federal Physician Payments

Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals.
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
Health care companies are subject to numerous investigations by various governmental agencies. Further, under the False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. Depending upon whether the underlying conduct alleged in such inquiries or investigations could be considered systemic, the resolution could have a material, adverse effect on our financial position and results of operations.
Governmental agencies and their agents, such as CMS Medicare Administrative Contractors and other CMS contractors, as well as the OIG, state Medicaid programs, and other state and federal agencies may conduct audits of our operations, relating to covered items and services including those furnished to beneficiaries, health care providers and distributors. Commercial and government-funded managed care payors may conduct similar post-payment audits, and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material, adverse effect on our financial position and results of operations.
CMS contracts with Recovery Audit Contractors, or RACs, on a contingency fee basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The ACA expanded the RAC program’s scope to include managed Medicare plans and Medicaid claims. RAC denials are appealable; however, there currently are significant delays in the assignment of new Medicare appeals to Administrative Law Judges, which negatively impacts our ability to appeal RAC payment denials. In addition, CMS employs various other program integrity contractors - including zone program integrity contractors (ZPICs), Medicaid integrity contractors (MICs), and unified program integrity contractors (UPICs) - to perform post-payment audits of claims and identify overpayments, and state Medicaid agencies and other contractors have increased their review activities.

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
We currently have limited resources and facilities for commercially manufacturing sufficient quantities of product to meet expected demand. In the past, we have had difficulty scaling our manufacturing operations to provide a sufficient supply of product to support our commercialization efforts. From time to time, we have also experienced brief periods of backorder and, at times, have had to limit the efforts of our sales force to introduce our products to new customers. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. We have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts; however, we cannot guarantee that supply will not be constrained in the future. In order to produce our products in the quantities we anticipate will be necessary to meet market demand, we will need to increase our manufacturing capacity by a significant factor over the current level. In addition, we will have to modify our manufacturing design, reliability and process if and when our next-generation sensor technologies are approved and commercialized. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, materials procurement, manufacturing site expansion, problems with production yields and quality control and assurance. Continuing to develop commercial-scale manufacturing facilities will require the investment of substantial additional funds and the hiring and retention of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience. The scaling of manufacturing capacity is subject to numerous risks and uncertainties, and may lead to variability in product quality or reliability, increased construction timelines, as well as resources required to design, install and maintain manufacturing equipment, among others, all of which can lead to unexpected delays in manufacturing output. In addition, any changes to our manufacturing processes may require FDA submission and approval and our facilities may have to undergo additional inspections by the FDA and corresponding state agencies. We may be unable to adequately maintain, develop and expand our manufacturing process and operations or obtain FDA and state agency approval of our facilities in a timely manner or at all. If we are unable to manufacture a sufficient supply of our current products or any future products for which we may receive approval, maintain control over expenses or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand and our business will suffer.
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
We rely on OnCore Manufacturing Services to manufacture and supply circuit boards for our receiver and transmitter; we rely on ON Semiconductor Corp. to manufacture and supply the application-specific integrated circuit that is incorporated into the transmitter; we rely on DSM PTG, Inc. to manufacture certain polymers used to synthesize our polymeric biointerface membranes for our products; and we rely on The Tech Group to supply our injection molded components. Each of these suppliers other than OnCore is a single-source supplier. In some cases, our agreements with these and our other suppliers can be terminated by either party upon short notice. Our contract manufacturers also rely on single-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, failed FDA audit or inspection, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. If our single-source suppliers shift their manufacturing and assembly sites to other locations, these new sites may require additional FDA approval and inspection. Should any such FDA approval be delayed, or such inspection require corrective action, our supply of critical components may be constrained or eliminated. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

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
Based on our experience, complications from use of our products may include sensor errors, sensor failures, broken sensors, lodged sensors or skin irritation under the adhesive dressing of the sensor. Inflammation or redness, swelling, minor infection, and minor bleeding at the sensor insertion site are also possible risks with an individual's use of our products. However, if unanticipated long-term side-effects result from the use of our products or other glucose monitoring systems we have under development, we could be subject to liability and the adoption of our systems may become more limited. With respect to our G4 PLATINUM and G5 Mobile systems, our clinical trials have been limited to seven days of continuous use, and with respect to our G6 system, our clinical trials have been limited to ten days of continuous use. It is possible that the results from our clinical studies and trials may not be indicative of the clinical results obtained when we examine the patients at later dates. We cannot assure you that repeated, long-term use would not result in unanticipated adverse effects, potentially even after the sensor is removed.
If we or our suppliers or distributors fail to comply with ongoing regulatory requirements, or if we have unanticipated problems with our products, the products could be subject to restrictions or withdrawal from the market.
Any product for which we obtain marketing approval will be subject to continual review and periodic inspections by the FDA and other regulatory bodies, which may include inspection of our manufacturing processes, post-approval clinical data and promotional activities for such product. The FDA's Medical Device Reporting (MDR) regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury.
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
We and our suppliers are also required to comply with the FDA's Quality System Regulation, or QSR, and other regulations which cover the methods and documentation of the design, testing, production, control, selection and oversight of suppliers or contractors, quality assurance, labeling, packaging, storage, complaint handling, shipping and servicing of our products. The FDA enforces the QSR through unannounced inspections. We currently manufacture our products at our headquarters facilities in San Diego, California. In these facilities we have more than 28,000 square feet of laboratory space and approximately 18,000 square feet of controlled environment rooms. During a routine FDA post-market inspection ending on March 29, 2016, the FDA issued a Form 483 with one observation regarding the DexCom MDR procedure specific to retrospective MDR filing when a change in complaint reportability is made. On April 19, 2016 DexCom responded to this observation. On June 2, 2016 we received a copy of the final Establishment Inspection Report from the FDA, which we believe reflects the resolution of this observation without further FDA action.
Compliance with ongoing regulatory requirements can be complex, expensive and time-consuming. Failure by us or one of our suppliers or distributors to comply with statutes and regulations administered by the FDA, competent authorities and other regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following actions:

•	warning letters or untitled letters that require corrective action;

•	delays in approving, or refusal to approve, our continuous glucose monitoring systems;

•	fines and civil or criminal penalties;

•	unanticipated expenditures;

•	FDA refusal to issue certificates to foreign governments needed to export our products for sale in other countries;

•	suspension or withdrawal of clearance or approval by the FDA or other regulatory bodies;

•	product recall or seizure;

•	administrative detention;

•	interruption of production, partial suspension, or complete shutdown of production;

•	interruption of the supply of components from our key component suppliers;

•	operating restrictions;

•	court consent decrees;

•	FDA orders to repair, replace, or refund the cost of devices;

•	injunctions; and

•	criminal prosecution.
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
On March 28, 2016, AgaMatrix, Inc. filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix.  On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On February 24, 2017, the Court granted AgaMatrix’s motion to substitute WaveForm Technologies, Inc. (“WaveForm”) as the new plaintiff following AgaMatrix’s transfer of the three patents to its newly formed entity. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board ("PTAB") of the U.S. Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under the U.S. patent law and those petitions were granted on March 6, 2017. On March 8, 2017, we filed a petition for inter partes review with the PTAB seeking a determination that the third of the three asserted patents is invalid under U.S. patent law. This petition was granted on September 15, 2017. Based on the PTAB’s orders granting these petitions, most activity in the patent infringement lawsuit against us in the District of Oregon has been stayed until the inter partes review by the PTAB is completed. The PTAB issued a Final Written Decision for each of the first two patents on February 28, 2018, where the PTAB found the majority of asserted claims from the first patent unpatentable and the remaining claims under review not unpatentable. The PTAB found all claims under review from the second patent not unpatentable. We believe the PTAB erred in finding any claims of the first two patents not unpatentable, and we filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on March 30, 2018. The inter partes review of the third patent is ongoing. It is our position that Waveform’s assertions of infringement have no merit.
On August 9, 2016, DexCom filed a patent infringement lawsuit in the United States District Court for the Central District of California ("C.D. Cal."), asserting certain AgaMatrix products infringed a patent held by DexCom. On September 30, 2016 DexCom filed a First Amended Complaint asserting the same patent. In a summary judgement ruling dated February 5, 2018, the C.D. Cal. judge found that the AgaMatrix products did not infringe the asserted claims of DexCom’s patent. Based on this ruling, the C.D. Cal. judge entered Final Judgment on February 23, 2018. We believe the judge’s non-infringement finding is incorrect, and we filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on March 12, 2018.
On September 15, 2017, DexCom filed a patent infringement lawsuit against AgaMatrix in the United States District Court for the District of Delaware, asserting certain single-point blood glucose monitoring products of AgaMatrix infringe two patents held by DexCom. The patents asserted in the Delaware litigation are unrelated to the patent asserted in the C.D. Cal. litigation. On September 18, 2017, we also filed a Complaint against AgaMatrix in the International Trade Commission (“ITC”) requesting the ITC institute an investigation and issue an order excluding certain products of AgaMatrix from importation into or sale in the United States based on AgaMatrix’s infringement of the same two patents asserted in the Delaware litigation. The ITC granted DexCom’s request to institute the investigation on October 18, 2017.
On January 19, 2018, Arbmetrics, LLC filed a patent infringement lawsuit against us in the United States Southern District of California. On April 4, 2018, Arbmetrics filed a First Amended Complaint asserting the same patent. It is our position that Arbmetrics' assertions of infringement have no merit.
Neither the outcome of these lawsuits nor the amount and range of potential fees associated with the lawsuits can be assessed at this time. As of March 31, 2018, no amounts have been accrued in respect of these suits.
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

To protect our proprietary rights, we may in the future need to assert claims of infringement against third parties. The outcome of litigation to enforce our intellectual property rights in patents, copyrights, trade secrets or trademarks is highly unpredictable, could result in substantial costs and diversion of resources, and could have a material adverse effect on our business, financial condition and results of operations regardless of the final outcome of such litigation. In the event of an adverse judgment, a court could hold that some or all of our asserted intellectual property rights are not infringed, or are invalid or unenforceable, and could award attorney fees.
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
The market for glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In selling the G4 PLATINUM, G5 Mobile and G6 systems, we compete directly with Roche Diabetes Care, a division of Roche Diagnostics; LifeScan, Inc., a division of Johnson & Johnson; the Diabetes Care division of Abbott Laboratories, and Panasonic Healthcare Holdings’ Ascensia Diabetes Care (formerly Bayer Diabetes Care), each of which manufactures and markets products for the single-point finger stick device market. Collectively, these companies currently account for the majority of the worldwide sales of self-monitored glucose testing systems.
Several companies are developing or commercializing short-term continuous or flash glucose monitoring products that compete directly with our products. Medtronic, Inc. received FDA approval to commercialize a standalone continuous glucose monitoring product called Guardian Connect in March 2018. In 2015, Abbott Diabetes Care, Inc. launched a consumer flash glucose monitoring system, FreeStyle Libre, outside the United States. Abbott received FDA approval for a blinded, professional-use version of this system in September 2016 and FDA approval for the consumer flash glucose monitoring system in the United States in September 2017. Senseonics Holdings, Inc. is seeking FDA approval for its implantable CGM system, Eversense®, and received a positive recommendation from an FDA advisory panel in March 2018. The company obtained CE Mark for its current system, Eversense® XL in September 2017. In addition, we believe that others, including Roche, are developing invasive and non-invasive continuous glucose monitoring systems. We cannot predict if other competitors will receive approval by the FDA for their products or the timing of such approvals.
Medtronic, and other third parties, have developed, or are developing, insulin pumps augmented with continuous glucose monitoring systems that provide, among other things, the ability to suspend insulin administration while the user's glucose levels are low and to automate basal and bolus insulin dosing. Medtronic received FDA approval for its 670G insulin delivery system in September 2016 and launched this system in 2017.
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
In the ordinary course of our business, we enter into collaborative arrangements to develop new products and to pursue new markets, such as our agreements with Eli Lilly, Insulet and Tandem to integrate our continuous glucose monitoring technology into their insulin delivery systems, and our agreement with Verily to develop a series of next-generation continuous glucose monitoring products. Our Eli Lilly, Insulet and Verily collaborations have not yet resulted in a commercial product. In August 2017, Tandem received FDA approval for its latest sensor-augmented insulin delivery system, the t:slim X2™ Insulin Pump with our G5 Mobile system.
As a result of these development relationships, our operating results depend, to some extent, on the ability of our development partners to successfully commercialize their insulin delivery systems or monitoring products. Any factors that may limit our partners’ ability to achieve widespread adoption of their systems, including competitive pressures, technological breakthroughs for the treatment or prevention of diabetes, adverse regulatory or legal actions relating to insulin pump products, or changes in reimbursement rates or policies of third-party payors relating to insulin pumps or similar products, could have an adverse impact on our operating results. For example, Animas announced in September 2017 that it has discontinued the manufacturing and sale of Animas® Vibe® and OneTouch Ping® insulin pumps, and intends to exit the insulin pump business. Animas has selected Medtronic as its partner to facilitate a seamless transition for patients, caregivers and healthcare providers. Patients using an Animas insulin pump will be offered the option to transfer to a Medtronic pump. As Animas Vibe is compatible with DexCom’s products, and Animas has served as a distributor for our products in certain geographies, the transition of Animas customers to Medtronic pumps, which are not integrated with our sensors, may adversely impact our revenues. As another example, UnitedHealthcare announced, effective July 1, 2016, that UnitedHealthcare Community Plan and Commercial members will no longer have an in-network choice among providers of insulin pumps, and designated Medtronic as its preferred, in-network provider. We do not have a relationship to integrate our CGM technology with Medtronic, which has developed an insulin pump augmented with its proprietary continuous glucose monitoring system. The decision by UnitedHealthcare to establish Medtronic as its preferred provider of insulin pumps could result in a material reduction in the number of insulin pumps sold by other insulin pump manufacturers, including Tandem and Insulet. In addition, it is possible that other large third-party payors will establish preferred providers of insulin pumps, which may or may not include the pumps produced by our development partners.
Many of the companies that we collaborate with are also competitors or potential competitors who may decide to terminate our collaborative arrangement. In the event of such a termination, we may be required to devote additional resources to product development and commercialization, we may need to cancel some development programs and we may face increased competition. Additionally, collaborations may not result in the development of products that achieve commercial success and could be terminated prior to developing any products. Former collaborators may use the experience and insights they develop in the course of their collaborations with us to initiate or accelerate their development of products that compete with our products, which may create competitive disadvantages for us. Accordingly, we cannot provide assurance that any of our collaborations will result in the successful development of a commercially viable product or result in significant additional future revenues.
In addition, our development timelines are highly dependent on our ability to achieve clinical endpoints and regulatory requirements and to overcome technology challenges, and may be delayed due to scheduling issues with patients and investigators, requests from institutional review boards, product performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts succeed, the FDA may not approve the combined products or may require additional product testing and clinical trials before approving the combined products, which would result in product launch delays and additional expense. If approved by the FDA, the combined products may not be accepted in the marketplace by physicians and people with diabetes.

Technological breakthroughs by us or our competitors could materially impact sales of current or future generations of our products.
The glucose monitoring market is subject to rapid technological change and product innovation. Our products are based on our proprietary technology, but a number of companies and medical researchers are pursuing new technologies for the monitoring of glucose levels. FDA or other regulators' approval of a commercially viable continuous glucose monitor or sensor produced by one of our competitors could significantly reduce market acceptance of our systems. As discussed above in the risk factor entitled “We operate in a highly competitive market and face competition from large, well-established medical device manufacturers with significant resources, and, as a result, we may not be able to compete effectively,” several of our competitors are in various stages of developing continuous or flash glucose monitors or sensors, including non-invasive and invasive devices, and the FDA has approved a number of these competing products. In addition, certain development efforts throughout the diabetes industry, including that of the National Institutes of Health and other supporters of diabetes research are continually seeking ways to prevent, cure or improve treatment of diabetes. Therefore, our products may be rendered obsolete by technological breakthroughs in diabetes monitoring, treatment, prevention or cure.
In addition, in the periods leading up to the launch of new or upgraded versions of our continuous glucose monitoring products, our customers’ anticipation of the release of those products may cause them to cancel, change or delay current-period purchases of our current products, which could have a material adverse effect on our business, financial condition and results of operations.
We face the risk of product liability claims and may not be able to maintain or obtain insurance.
Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse (including system hacking or other unauthorized access by third parties to our systems) or malfunction of, or design flaws in, our products. This liability may vary based on the FDA classification associated with our devices. Notably, the classification of our G6 system as a Class II medical device is likely to weaken our ability to rely on federal preemption of state law claims that assert liability for us for harms arising from use of the G6 system. We may be subject to product liability claims if our products cause, or merely appear to have caused, an injury. Claims may be made by customers, healthcare providers or others selling our products. The risk of product liability claims may increase now that our G5 Mobile system has obtained indications and approved labeling in the United States, in Canada, and in the countries utilizing the CE Mark that allow for our patients to make diabetes treatment decisions with our CGM technology in conjunction with only two finger sticks required for calibration of the system. The risk of claims may also increase if our products are subject to a product recall or seizure. An example of the difficulty of complying with the regulatory requirements associated with the manufacture of our products, we issued notifications to our customers regarding the audible alarms and alerts associated with our receivers, as discussed earlier in the risk factor entitled “If we or our suppliers or distributors fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, the products could be subject to restrictions or withdrawal from the market.”
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
In the ordinary course of our business, we collect and store sensitive data, such as our proprietary business information and that of our clients as well as personally identifiable information of our customers, including full names, social security numbers, addresses, and birth dates, in our data centers and on our networks. Our employees may also have access to and may use personal health information in the ordinary course of our business. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures and business controls, our information technology and infrastructure may be vulnerable to attacks by hackers, breaches due to employee, contractor or vendor error or malfeasance or other disruptions or subject to the inadvertent or intentional unauthorized release of information. Any such occurrence could compromise our networks and the information stored thereon could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could (i) result in legal claims or proceedings, and liability under laws that protect the privacy of personal information and regulatory penalties, (ii) disrupt our operations and the services we provide to our clients and (iii) damage our reputation, any of which could adversely affect our profitability, revenue and competitive position.
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
There can be no assurance that we will not be subject to cybersecurity incidents that bypass our security measures, impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our information systems, devices or business, including our ability to deliver services to our customers. As a result, cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our enterprise, information systems and data from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. The occurrence of any of these events could result in (i) harm to customers; (ii) business interruptions and delays; (iii) the loss, misappropriation, corruption or unauthorized access of data; (iv) litigation, including potential class action litigation, and potential liability under privacy, security and consumer protection laws or other applicable laws; (v) reputational damage; and (vi) foreign, federal and state governmental inquiries, any of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.

Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.
We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, ransomware or other malware, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. If our systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may significantly suffer and we may be subject to litigation, government enforcement actions and other actions for which we could face financial liability and other adverse consequences which may include:

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
We take precautions to safeguard our facilities, which include manufacturing protocols, insurance, health and safety protocols, and off-site storage of computer data. However, a natural disaster, such as fire, flood, earthquake, act of terrorism, cyber-attack or other disruptive event could cause substantial delays in our operations, damage or destroy our manufacturing equipment, inventory, or records and cause us to incur additional expenses. Earthquakes are of particular significance since our primary manufacturing facilities in California are located in an earthquake-prone area. In the event our existing manufacturing facilities or equipment are affected by man-made or natural disasters, we may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business. The insurance we maintain against fires, floods, earthquakes and other natural disasters and similar events may not be adequate to cover our losses in any particular case. Our second manufacturing facility, located in Mesa, Arizona, and which we believe will commence operations in the second quarter of 2018, is intended to help mitigate these risks.
Expanded capacity in our new manufacturing facility may not be fully available until the end of 2018, which may impede or delay our ability to manufacture one or more of our continuous glucose monitoring products in quantities sufficient to meet market demand.
Our new manufacturing facility in Mesa, Arizona, designed to manufacture current and next-generation sensors and transmitters, may not be completed or qualified in accordance with our current plans. There are risks associated with expanding our manufacturing capacity by opening such a facility that include but are not limited to contractor issues and delays, licensing and permitting delays or rejections, limitations and delays on the installation of new or custom-ordered equipment, issues associated with validating such equipment, and processes or other aspects of insuring GMP manufacturing. There are many aspects of the project that rely on third-party contractors and subcontractors, and we and they may encounter delays. If the Mesa facility is not completed and qualified during 2018, there initially will be additional personnel costs and production inefficiencies that could potentially impact manufacturing. If completion was delayed significantly into 2019, we may be unable to meet anticipated demand for our CGM systems during the delay.

Our products may not continue to achieve market acceptance.
We expect that sales of our G4 PLATINUM system, which consists of a handheld receiver, reusable transmitter and disposable sensor, and our G5 Mobile and G6 systems which consist of a handheld receiver, reusable transmitter, disposable sensors and a smartphone application that securely identifies, receives, deciphers and displays information transmitted by the transmitter, will account for substantially all of our product revenue for the foreseeable future. If and when we receive FDA or other regulators' approval for and begin commercialization of our next-generation continuous glucose monitoring systems and sensors, we expect most patients will migrate onto those systems. Notwithstanding our prior experience in selling our products, we might be unable to successfully expand the commercialization of our products on a wide scale for a number of reasons, including:

•	the FDA approval of our G6 system in the United States in March 2018 means that we have limited experience selling our G6 system;

•	our G6 system has a shut off at the ten-day mark which might make it more expensive for users;

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
Our G4 PLATINUM, G5 Mobile and G6 systems are more invasive than many other self-monitored glucose testing systems, including single-point finger stick devices, and people with diabetes may be unwilling to insert a sensor in their body, especially if their current diabetes management involves no more than two finger sticks per day. Moreover, people with diabetes may not perceive the benefits of continuous glucose monitoring and may be unwilling to change their current treatment regimens. In addition, physicians tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products. Physicians may not recommend or prescribe our products unless and until (i) there is more long-term clinical evidence to convince them to alter their existing treatment methods, (ii) there are additional recommendations from prominent physicians that our products are effective in monitoring glucose levels and (iii) reimbursement or insurance coverage is more widely available. We cannot predict when, if ever, physicians and people with diabetes may adopt more widespread use of continuous glucose monitoring systems, including our systems. If our systems do not achieve an adequate level of acceptance by people with diabetes, physicians and healthcare payors, we may not generate significant product revenue and we may not become profitable.
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
We rely on clinical investigators and clinical sites to enroll patients in our clinical trials, and other third parties to manage the trial and to perform related data collection and analysis. However, we may not be able to control the amount and timing of resources that clinical sites may devote to our clinical trials. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials or fail to ensure compliance by patients with clinical protocols or fail to comply with regulatory requirements, we will be unable to complete these trials, which could prevent us from obtaining regulatory approvals for our products. Our agreements with clinical investigators and clinical sites for clinical testing place substantial responsibilities on these parties and, if these parties fail to perform as expected, our trials could be delayed or terminated. If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, or the clinical data may be rejected by the FDA, and we may be unable to obtain regulatory approval for, or successfully commercialize, our products.
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
Our operations in countries outside the United States, which accounted for approximately 21% of our revenues for the three months ended March 31, 2018, are accompanied by certain financial and other risks. In addition to opening offices in the United Kingdom, Germany and Canada, in connection with distributor acquisitions and otherwise, we intend to continue to pursue growth opportunities in sales outside the United States, especially in Europe, which could expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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
Our success will depend on our ability to attract and retain our personnel, while controlling labor costs.
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

We may require additional funding to continue the commercialization of our G4 PLATINUM, G5 Mobile and G6 systems, or the development and commercialization of our future generation and other continuous glucose monitoring systems, including our sensor augmented insulin pump systems developed in collaboration with our pump partners and other partners.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercialization of our products, including growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our next-generation ambulatory continuous glucose monitoring sensors and systems. Although we raised $389.0 million in net proceeds through the private sale of our convertible notes in May 2017, $75.0 million of which was used to repay our credit facility, and now have $200.0 million available to us under our credit facility, we may need additional funds to continue the commercialization of our current products and to develop and commercialize our next-generation sensors and systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we may need will depend on many factors, including:

•	the revenue generated by sales of our products and other future products;

•	the costs, timing and risks of delay of additional regulatory approvals;

•	the expenses we incur in manufacturing, developing, selling and marketing our products;

•	our ability to scale our manufacturing operations to meet demand for our current and any future products;

•	the costs to produce our continuous glucose monitoring systems;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the rate of progress and cost of our clinical trials and other development activities;

•	the success of our research and development efforts;

•	the emergence of competing or complementary technologies;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost of ongoing compliance with legal and regulatory requirements, and third-party payors' policies;

•	the cost of obtaining and maintaining regulatory or payor clearance or approval for our current or future products including those integrated with other companies' products; and

•	the acquisition of business, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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
The occurrence of events for which we are self insured, or which exceed our insurance limits, may adversely affect our profitability and liquidity.
We have begun to act as a self-insurer under our health and dental plans and mitigate losses by carrying stop loss coverage. However, given the unpredictable nature of actual claims trends, including the severity or frequency of claims, in any given year our health care costs could significantly exceed our estimates, which could materially adversely affect our financial performance.
Risks Related to Our Common Stock
Our stock price is highly volatile and investing in our stock involves a high degree of risk, which could result in substantial losses for investors.
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future. From January 1, 2018 through May 2, 2018, the closing price of our common stock on the Nasdaq Global Select Market was as high as $74.69 per share and as low as $52.25 per share.
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
We have entered into a revolving credit agreement and a pledge and security agreement with JPMorgan Chase Bank and four other lenders to fund our business operations. These agreements impose numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of March 31, 2018, we were in compliance with the covenants imposed by the loan and security agreement. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.

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
As a result of our level of increased debt after the completion of the Notes Offering:

•	our vulnerability to adverse general economic conditions and competitive pressures will be heightened;

•	we will be required to dedicate a larger portion of our cash flow from operations to interest payments, limiting the availability of cash for other purposes;

•	our flexibility in planning for, or reacting to, changes in our business and industry may be more limited; and

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

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

If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. These alternative measures may not be successful and may not permit us to meet our scheduled debt servicing obligations. Further, we may need to refinance all or a portion of our debt on or before maturity, and our ability to refinance the Notes, existing indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities on commercially reasonable terms or at all, which could result in a default on the Notes or our current and future indebtedness.

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

DEXCOM, INC. (Registrant)

Dated: May 2, 2018	By:	/s/ KEVIN R. SAYER
Kevin R. Sayer, President & Chief Executive Officer (Principal Executive Officer)

Dated: May 2, 2018	By:	/s/ QUENTIN S. BLACKFORD
Quentin S. Blackford, Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)