Form 10-Q
period 2018-06-30
DEXCOM INC
filed 2018-08-01
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2018, 88,355,733 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Consolidated Balance Sheets
(In millions—except par value data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$300.2	$441.5
Short-term marketable securities	305.9	107.1
Accounts receivable, net	162.0	134.3
Inventory	46.2	45.2
Prepaid and other current assets	21.7	16.6
Total current assets	836.0	744.7
Property and equipment, net	156.8	145.6
Goodwill	11.9	12.1
Other assets	2.8	1.7
Total assets	$1,007.5	$904.1
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$117.9	$87.2
Accrued payroll and related expenses	46.1	48.5
Deferred revenue	6.8	3.2
Total current liabilities	170.8	138.9
Other liabilities	19.6	18.2
Long term senior convertible notes	335.0	327.6
Total liabilities	525.4	484.7
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 shares authorized; no shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value, 200.0 authorized; 88.7 and 88.4 issued and outstanding, respectively, at June 30, 2018; and 87.3 and 87.0 shares issued and outstanding, respectively, at December 31, 2017	0.1	0.1
Additional paid-in capital	1,149.1	1,093.7
Accumulated other comprehensive loss	(1.3)	(2.6)
Accumulated deficit	(665.8)	(671.8)
Total stockholders’ equity	482.1	419.4
Total liabilities and stockholders’ equity	$1,007.5	$904.1
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(In millions—except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$242.5	$170.6	$426.9	$312.9
Cost of sales	88.9	53.1	154.4	101.3
Gross profit	153.6	117.5	272.5	211.6
Operating expenses
Research and development	47.2	45.3	92.0	93.4
Selling, general and administrative	111.3	85.8	216.1	172.2
Total operating expenses	158.5	131.1	308.1	265.6
Operating loss	(4.9)	(13.6)	(35.6)	(54.0)
Income from equity investments	42.7	—	50.1	—
Other income (expense)	(5.6)	1.8	(3.0)	2.2
Interest income	2.2	0.5	3.7	0.7
Interest expense	(4.8)	(3.1)	(9.6)	(3.6)
Income (loss) before income taxes	29.6	(14.4)	5.6	(54.7)
Income tax benefit	(0.6)	(17.3)	(0.4)	(15.9)
Net income (loss)	$30.2	$2.9	$6.0	$(38.8)
Basic net income (loss) per share	$0.34	$0.03	$0.07	$(0.45)
Shares used to compute basic net income (loss) per share	88.2	86.4	87.7	85.8
Diluted net income (loss) per share	$0.34	$0.03	$0.07	$(0.45)
Shares used to compute diluted net income (loss) per share	89.4	87.4	88.8	85.8
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$30.2	$2.9	$6.0	$(38.8)
Foreign currency translation gain (loss)	3.6	(0.3)	1.3	(0.6)
Comprehensive income (loss)	$33.8	$2.6	$7.3	$(39.4)
See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Operating activities
Net income (loss)	$6.0	$(38.8)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	12.7	7.6
Share-based compensation	50.2	55.9
Non-cash interest expense	7.5	2.1
Unrealized income on equity investment	(50.1)	—
Deferred tax	—	(17.1)
Other non-cash income and expenses	4.7	6.1
Changes in operating assets and liabilities:
Accounts receivable, net	(28.1)	0.5
Inventory	(1.0)	2.8
Prepaid and other assets	(5.0)	(6.2)
Accounts payable and accrued liabilities	32.9	1.8
Accrued payroll and related expenses	(2.0)	(2.1)
Deferred revenue	3.6	0.5
Deferred rent and other liabilities	1.3	1.5
Net cash provided by operating activities	32.7	14.6
Investing activities
Purchase of available-for-sale marketable securities	(224.1)	(91.4)
Proceeds from the maturity of available-for-sale marketable securities	75.4	19.6
Purchase of other equity investments	(1.0)	—
Purchase of property and equipment	(25.6)	(34.9)
Net cash used in investing activities	(175.3)	(106.7)
Financing activities
Net proceeds from issuance of common stock	5.2	5.7
Payments on acquisition related contingent consideration liability	(1.8)	—
Proceeds from issuance of convertible debt, net of issuance costs	—	389.0
Proceeds from short-term borrowings	—	75.0
Repayment of short-term borrowings	—	(75.0)
Net cash provided by financing activities	3.4	394.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.8)	(1.2)
Increase (decrease) in cash, cash equivalents and restricted cash	(141.0)	301.4
Cash, cash equivalents and restricted cash, beginning of period	441.5	94.5
Cash, cash equivalents and restricted cash, end of period	$300.5	$395.9
Reconciliation of cash and restricted cash:
Cash	$300.2	$395.9
Restricted cash	0.3	—
Total cash and restricted cash	$300.5	$395.9
Supplemental disclosure of non-cash investing and financing transactions:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$6.3	$4.9

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
Basis of Presentation and Principles of Consolidation
We have incurred operating losses since our inception and have an accumulated deficit of $665.8 million at June 30, 2018. As of June 30, 2018, we had available cash, cash equivalents and marketable securities totaling $606.1 million and working capital of $665.2 million. Our ability to transition to, and maintain, profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned increases in compensation expenses and other operating expenses needed to support the growth of our business which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources will be sufficient to fund our operations through at least August 1, 2019.
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2017 included in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission on February 27, 2018.
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
We recorded $25.6 million and $50.2 million in share-based compensation expense during the three and six months ended June 30, 2018, compared to $25.3 million and $55.9 million during the three and six months ended June 30, 2017. At June 30,

2018, unrecognized estimated compensation costs related to unvested restricted stock units and PSUs totaled $172.6 million and is expected to be recognized through 2021.
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
We generally provide a “30-day money back guarantee” program whereby first-time end-user customers in most of our sales channels who purchase a durable system and a package of four disposable sensors may return the durable system for any reason within thirty days of purchase and receive a full refund of the purchase price of the durable system. Our returns have historically been immaterial.
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
Self-Funded Health Insurance
Effective January 1, 2018, we are self-insured for claims under our U.S. health benefit plans subject to stop loss policies. We established an accrual for this self-insured program with the assistance of outside actuaries based on claims experience and an estimate of claims incurred but not yet reported (“IBNR”) and other relevant factors. The projections involved in this process are subject to uncertainty related to the timing and amount of claims filed, levels of IBNR, fluctuations in health care costs and changes to regulatory requirements. Actual claims may differ from the estimate and any difference could be significant. The accrued obligation for our self-insured program is included in “Accounts payable and accrued liabilities” in the consolidated balance sheets was $2.7 million as of June 30, 2018. We also have a restricted cash account for claim payments associated with our self-insured program, included in the "Prepaid and other current assets" line item in the consolidated balance sheets.
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
Recently issued accounting pronouncements not yet adopted
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under ASU 2018-07, share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to Accounting Standards Codification 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. We are in the process of evaluating the impact of adoption of ASU 2018-07 on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which require a lessee to recognize a lease payment liability and a corresponding right of use asset on their balance sheet for all lease terms longer than 12 months, lessor accounting remains largely unchanged. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2018 and early adoption is permitted. We will adopt ASU 2016-02 in the first quarter of 2019. We have started the process of gathering and assessing our lease contracts and implementing changes to our systems. We expect the adoption will lead to an increase in the assets and liabilities recorded on our Consolidated Balance Sheets.

2. Revenue
Adoption of ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers
On January 1, 2018 we adopted ASC Topic 606 electing the modified retrospective method. We applied the practical expedient permitted under ASC Topic 606 to those contracts which were not completed as of the date of initial adoption. Results for reporting periods after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with legacy accounting guidance under ASC Topic 605. The impact of applying ASC Topic 606 was not material, as such we did not record a cumulative adjustment to retained earnings.
Practical expedients and exemptions
Under the practical expedients in ASC Topic 606, we generally expense incentive compensation associated with our internal sales force when incurred because the amortization period is less than one year. These costs are recorded within selling, general and administrative expense.
Disaggregation of Revenue
We sell our durable systems and disposable units through a direct sales force in the United States, Canada and some countries of Europe, and through distribution arrangements in the United States, Canada, Australia, New Zealand, and in some countries of Europe, Asia, Latin America, the Middle East and Africa. During the three and six months ended June 30, 2018, no individual country, outside the United States, generated revenue that represented more than 10% of our total revenue. We disaggregate our revenue from contracts by major sales channel and geography as we believe they best depict how the nature, amount and timing of revenues and cash flows are affected by economic factors.

Revenues by geographic region
The following table sets forth revenues by our two primary geographical markets, United States and outside of the United States, based on the geographic location to which we deliver the product (in millions):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenues:
United States	$189.6	$335.0
Outside of the United States	52.9	91.9
Total	$242.5	$426.9
Revenues by customer sales channel
The following table sets forth revenues disaggregated by customer sales channel (in millions):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenues:
Distributor	$158.4	$276.7
Direct	84.1	150.2
Total	$242.5	$426.9
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
Substantially all of our deferred revenue as of June 30, 2018 is associated with an upgrade promotional program related to our G6 system and certain of our free of charge software and mobile applications which will be recognized during 2018. During the three months ended June 30, 2018, we recognized revenue of $2.0 million that was recorded as deferred revenue as of March 31, 2018. During the six months ended June 30, 2018, we recognized revenue of $1.9 million that was recorded as deferred revenue as of December 31, 2017.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$30.2	$2.9	$6.0	$(38.8)
Net income (loss) per common share:
Basic	$0.34	$0.03	$0.07	$(0.45)
Diluted	$0.34	$0.03	$0.07	$(0.45)

Basic weighted average shares outstanding	88.2	86.4	87.7	85.8
Effect of potentially dilutive stock options	0.2	0.4	0.3	—
Effect of potentially dilutive share-based awards	1.0	0.6	0.8	—
Diluted weighted average shares outstanding	89.4	87.4	88.8	85.8

Outstanding anti-dilutive securities not included in diluted net income (loss) per share attributable to common stockholders calculation (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Options outstanding to purchase common stock	—	—	—	0.4
Unvested restricted stock units	—	0.1	0.4	3.0
Senior convertible notes	4.0	4.0	4.0	4.0
Total	4.0	4.1	4.4	7.4

4. Financial Statement Details (in millions)
Short-Term Marketable Securities
Short-term marketable securities, consisting of equity and debt securities, were as follows:

	June 30, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Equity investment in Tandem Diabetes Care, Inc	$5.0	$50.1	$—	$55.1

Debt securities, available for sale
U.S. government agencies	$199.6	$—	$(0.2)	$199.4
Commercial paper	49.3	—	—	49.3
Corporate debt	2.1	—	—	2.1
Total available-for-sale debt securities	$251.0	$—	$(0.2)	$250.8

Total marketable securities	$256.0	$50.1	$(0.2)	$305.9
Gross unrealized gain on our equity investment in Tandem Diabetes Care, Inc. of $42.7 million and $50.1 million for three and six months ended June 30, 2018, respectively is included in our Consolidated Statements of Operations under "Income from equity investments."

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$87.5	$—	$(0.2)	$87.3
Corporate debt	14.7	—	—	14.7
Commercial paper	5.1	—	—	5.1
Total marketable securities	$107.3	$—	$(0.2)	$107.1
As of June 30, 2018, the estimated market value of available-for-sale marketable securities with contractual maturities of up to one year and up to 13 months were $249.8 million and $1.0 million, respectively. We do not generally intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.
Inventory

	June 30, 2018	December 31, 2017
Raw materials	$21.7	$20.0
Work-in-process	9.7	8.2
Finished goods	14.8	17.0
Total	$46.2	$45.2
During the three and six months ended June 30, 2018 we recorded excess and obsolete inventory charges of $3.5 million and $5.5 million, respectively, in cost of goods sold primarily related to the approval and launch of our G6 System and the continuous improvement and innovation of our products.

Property and Equipment

	June 30, 2018	December 31, 2017
Building (1)	$6.0	$6.0
Furniture and fixtures	8.4	5.7
Computer equipment	27.7	25.6
Machinery and equipment	61.9	33.8
Leasehold improvements	79.1	41.7
Construction in progress	39.2	87.6
Total	222.3	200.4
Accumulated depreciation and amortization	(65.5)	(54.8)
Property and equipment, net	$156.8	$145.6
(1) As described in Footnote 6 “Commitments and Contingencies,” although we do not legally own these premises, we were deemed the owner of the construction project during the construction period of our new manufacturing facility in Mesa, Arizona under a build-to-suit lease arrangement.
Accounts Payable and Accrued Liabilities

	June 30, 2018	December 31, 2017
Accounts payable trade	$59.9	$46.7
Accrued tax, audit, and legal fees	15.4	7.1
Accrued rebates	19.9	13.9
Accrued warranty	7.5	8.8
Accrued other	15.2	10.7
Total	$117.9	$87.2

Accrued Warranty
Warranty costs are reflected in the consolidated statements of operations as product cost of sales. A reconciliation of our accrued warranty costs for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$8.9	$9.9	$8.8	$9.8
Charges to costs and expenses	3.4	3.4	7.9	8.4
Costs incurred	(4.8)	(5.0)	(9.2)	(9.9)
Ending balance	$7.5	$8.3	$7.5	$8.3

Other Liabilities

	June 30, 2018	December 31, 2017
Financing lease obligations	$7.3	$6.7
Deferred rent	8.1	8.7
Other	4.2	2.8
Total	$19.6	$18.2

5. Debt
0.75% Senior Convertible Notes due 2022

(in millions)	June 30, 2018	December 31, 2017
0.75% Senior convertible notes due 2022:
Principal amount	$400.0	$400.0
Unamortized debt discount	(57.8)	(64.4)
Unamortized debt issuance costs	(7.2)	(8.0)
Net carrying amount of senior convertible notes	$335.0	$327.6
Fair value of outstanding notes	$465.8	$381.3
Amount by which the notes' if-converted value exceeds their principal amount	$55.4	$—
In May 2017, we completed an offering of $350.0 million aggregate principal amount of 0.75% convertible senior notes due 2022 (the "2022 Notes") and, in June 2017 the initial purchasers exercised their option to purchase an additional $50.0 million aggregate principal amount of 2022 Notes. The 2022 Notes have a stated interest rate of 0.75% and a maturity date of May 15, 2022. The net proceeds from the offering, after deducting initial purchasers' discounts and costs directly related to the offering, were approximately $389.0 million. The 2022 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the 2022 Notes is 10.0918 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $99.09 per share, subject to adjustments. We use the if-converted method for assumed conversion of the 2022 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share.
As upon conversion by the holders, we may elect to settle such conversion in shares of our common stock, cash, or a combination thereof, we accounted for the cash conversion option as an equity instrument classified to stockholders’ equity, which resulted in recognizing $72.6 million in additional paid-in-capital during 2017.
The interest expense recognized on the 2022 Notes during the three months ended June 30, 2018 includes $0.7 million, $3.3 million and $0.4 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2022 Notes during the six months ended June 30, 2018 includes $1.5 million, $6.6 million and $0.8 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively.
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
The redemption price will be equal to 100% of the principal amount of such 2022 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2022 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the Indenture includes customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. We are unaware of any current events or market conditions that would allow holders to convert the 2022 Notes as of June 30, 2018.
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
Short-term borrowings
In March 2017 we drew $75.0 million on the Credit Agreement under a six month term. We repaid the entire principal balance in May 2017. As of June 30, 2018 we had no outstanding borrowings under the Credit Agreement, and $195.6 million under the Credit Agreement remains available, which is reduced by outstanding letters of credit.

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
On April 28, 2016, we entered into a certain Industrial Net Lease (the “Mesa Lease”) with PRA/LB, L.L.C. with respect to facilities in the building at 232 South Dobson Road in Mesa, Arizona (the “Mesa Building"). Under the Mesa Lease, we have leased approximately 148,797 square feet of space in the Mesa Building, of which approximately 78,000 square feet was available to us on May 1, 2016 and the remaining portion of the Mesa Building became available to us in January 2018. The term of the Mesa Lease extends through March 2028 with four options to extend the Mesa Lease term, each for five-year periods. The Mesa Lease arrangement involves the construction of our new manufacturing facility where we are involved in the design and construction of the leased space, including non-standard tenant improvements paid for by us. This arrangement is referred to as a build-to suit lease and for accounting purposes, we were considered the owner of the construction project during the construction period. During the second quarter of 2016, we capitalized the fair value of the Mesa Building of $6.0 million within “Property and Equipment, net,” and recorded a corresponding financing lease obligation liability of $6.0 million within “Other Liabilities” in the Consolidated Balance Sheet. We have concluded that the Mesa Lease does not qualify for “sale-leaseback” treatment due to prohibited continuing involvement, accordingly the Mesa Lease will be treated as a financing arrangement.
We have also entered into other operating lease agreements, primarily for office and warehouse space, that expire at various times through July 2026. These facility leases have annual rental increases ranging from approximately 2.5% to 4%. The difference between the straight-line expense over the term of the lease and actual amounts paid are recorded as deferred rent.
Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances, under all lease agreements as of June 30, 2018 were as follows (in millions):

Fiscal Year Ending
Remainder of 2018	$5.1
2019	11.1
2020	11.5
2021	11.7
2022	3.7
Thereafter	9.4
Total	$52.5

Total rent expense for the three and six months ended June 30, 2018 was $2.9 million and $5.7 million, compared to $2.8 million and $5.6 million for the same periods in 2017.
Litigation
On March 28, 2016, AgaMatrix, Inc. filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix. On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On February 24, 2017, the Court granted AgaMatrix’s motion to substitute WaveForm Technologies, Inc. (“WaveForm”) as the new plaintiff following AgaMatrix’s transfer of the three patents to its newly formed entity. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board ("PTAB") of the U.S. Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under U.S. patent law and those petitions were granted on March 6, 2017. On March 8, 2017, we filed a petition for inter partes review with the PTAB seeking a determination that the third of the three asserted patents is invalid under U.S. patent law. This petition was granted on September 15, 2017. Based on the PTAB’s orders granting these petitions, most activity in the patent infringement lawsuit against us in the District of Oregon has been stayed until the inter partes review by the PTAB is completed. The PTAB issued a Final Written Decision for each of the first two patents on February 28, 2018, where the PTAB found the majority of asserted claims from the first patent unpatentable and the remaining claims under review not unpatentable. The PTAB found all claims under review from the second patent not unpatentable. We believe the PTAB erred in finding any claims of the first two patents not unpatentable, and appealed the PTAB’s decision to the United States Court of Appeals for the Federal Circuit ("Federal Circuit") on March 30, 2018. The inter partes review of the third patent is ongoing. It is our position that Waveform’s assertions of infringement have no merit.
DexCom has also filed several lawsuits against AgaMatrix. DexCom filed a patent infringement lawsuit against Agamatrix in the United States District Court for the Central District of California ("C.D. Cal."), which is currently on appeal to the Federal Circuit based on a Final Judgment of non-infringement entered by the C.D. Cal. judge on February 23, 2018. On September 15, 2017, DexCom filed a patent infringement lawsuit against AgaMatrix in the United States District Court for the District of Delaware, asserting certain single-point blood glucose monitoring products of AgaMatrix infringe two patents held by DexCom. In addition, on September 18, 2017, Dexcom filed a Complaint against AgaMatrix in the International Trade Commission (“ITC”) requesting the ITC institute an investigation and issue an order excluding certain products of AgaMatrix from importation into or sale in the United States based on AgaMatrix’s infringement of the same two patents asserted in the Delaware litigation.
On January 19, 2018, Arbmetrics, LLC filed a patent infringement lawsuit against us in the United States Southern District of California. On April 4, 2018, Arbmetrics filed a First Amended Complaint asserting the same patent. It is our position that Arbmetric’s assertions of infringement have no merit.
Neither the outcome of these lawsuits nor the amount and range of potential fees associated with the lawsuits can be assessed at this time. As of June 30, 2018, no amounts have been accrued in respect of these suits.
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
Purchase Commitments
We are party to various purchase arrangements related to our manufacturing and development activities including materials used in our CGM systems. As of June 30, 2018, we had purchase commitments with vendors totaling $87.2 million due within one year. There are no material purchase commitments due beyond one year.

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

The following table represents our fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of June 30, 2018 (in millions):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$149.0	$24.9	$—	$173.9
Equity investment in Tandem Diabetes Care, Inc.	55.1	—	—	55.1
Debt securities, available for sale
U.S. government agencies	—	199.4	—	199.4
Commercial paper	—	49.3	—	49.3
Corporate debt	—	2.1	—	2.1
Total debt securities, available for sale	$—	$250.8	$—	$250.8
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
There were no transfers between Level 1 and Level 2 securities during the three and six months ended June 30, 2018 and 2017. There were no transfers into or out of Level 3 securities during the three and six months ended June 30, 2018 and 2017.
The fair value of our outstanding 2022 Note was $465.8 million at June 30, 2018 and is a Level 2 measurement. See Note 5 to the Unaudited Consolidated Financial Statements for further discussion on the carrying value of our 2022 Notes.
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
9. Income Taxes
Our effective tax rate for the three and six months ended June 30, 2018 was a negative of 2% and 7% compared to 120% and 29% for the same periods of 2017. Our effective tax rate was impacted primarily by a $1.2 million tax benefit for refunds of foreign withholding tax, partially offset by state and foreign tax expense.
We maintain a full valuation allowance against our net deferred tax assets as of June 30, 2018 based on our assessment that it is not more likely than not these future benefits will be realized before expiration.
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
From inception through June 30, 2018, we have generated $2.8 billion of product, development grant and other (non-product) revenue, and we have incurred operating losses in each year since our inception in May 1999. As of June 30, 2018, we had an accumulated deficit of $665.8 million.
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

Results of Operations
Quarter Ended June 30, 2018 Compared to June 30, 2017
Revenue, Cost of Sales and Gross Profit
Revenues increased $71.9 million to $242.5 million for the three months ended June 30, 2018 compared to $170.6 million for the three months ended June 30, 2017 based primarily on increased sales volume of our disposable sensors due to the continued growth of our installed base of customers using our G4 PLATINUM, G5 Mobile and G6 systems, and durable systems to both new and existing customers. Revenue attributable to our disposable sensors and durable systems was approximately 70% and 30%, respectively, of revenue, for each of the three months ended June 30, 2018 and June 30, 2017. Revenue from products shipped to our distributors, which are primarily Stocking Distributors, for the three months ended June 30, 2018 was approximately $158.4 million or 65% of our revenue compared to $125.6 million or 74% of our total revenue for the three months ended June 30, 2017.
Cost of sales increased $35.8 million to $88.9 million for the three months ended June 30, 2018 compared to $53.1 million for the three months ended June 30, 2017, primarily due to increased sales volume. The gross profit of $153.6 million, or 63% for the three months ended June 30, 2018 increased $36.1 million compared to $117.5 million, or 69%, for the same period in 2017, primarily due to increased revenue and decreased warranty costs, partially offset by a $3.5 million excess and obsolete inventory charge primarily related to the approval and launch of our G6 System and the continuous improvement and innovation of our products, scrap and royalty related charges.
Research and Development. Research and development expense increased $1.9 million to $47.2 million for the three months ended June 30, 2018, compared to $45.3 million for the three months ended June 30, 2017. The increase was primarily due to an increase of $5.1 million in additional salaries, bonus, and payroll related costs, $0.5 million in additional facilities costs, $0.5 million in additional software license costs, $0.4 million in additional supplies costs, offset by a decrease of $4.5 million of expensed equipment and a $0.7 million reduction in share-based compensation expense.
Selling, General and Administrative. Selling, general and administrative expense increased $25.5 million to $111.3 million for the three months ended June 30, 2018 compared to $85.8 million for the three months ended June 30, 2017. The increase was primarily due to higher sales related costs primarily due to increased headcount and higher marketing costs to support revenue growth and the continued commercialization of our products in both the United States and Europe. Significant elements of the increase in selling, general, and administrative expenses included $11.5 million in additional salaries, bonus, payroll related costs, $4.8 million of additional legal fees, $2.9 million in additional incentive compensation paid to our sales personnel, $2.3 million in additional marketing costs, $2.0 million in additional temporary labor costs, $1.2 million in additional consulting expenses, and $1.0 million in additional share-based compensation expense.
Income from Equity Investments. Income from equity investments of $42.7 million for the three months ended June 30, 2018 represents unrealized gain on our equity investment in Tandem Diabetes Care, Inc.
Other Income/(expense). Other income/(expense) decreased $7.4 million to $(5.6) million for the three months ended June 30, 2018 compared to $1.8 million for the three months ended June 30, 2017 and is primarily related to foreign currency transaction gains and losses.
Interest Income. Interest income was $2.2 million for the three months ended June 30, 2018 compared to $0.5 million for the three months ended June 30, 2017 and is related to our marketable securities portfolio.
Interest Expense. Interest expense increased $1.7 million to $4.8 million for the three months ended June 30, 2018 compared to $3.1 million for the three months ended June 30, 2017. The increase was primarily due to an additional $2.0 million of interest expense related to the 2022 Notes.
Income Tax Expense. Our income tax benefit was $0.6 million on a pre-tax income of $29.6 million, resulting in a negative effective tax rate of 2% for the three months ended June 30, 2018, compared to income tax benefit of $17.3 million on a pre-tax loss of $14.4 million and an effective tax rate of 120% for the three months ended June 30, 2017. The current period benefit is primarily attributable to a refund of foreign withholding tax, partially offset by state and foreign income tax expense. The income tax benefit from the same period in 2017 resulted from the one-time accounting for issuance of convertible debt.
We maintain a full valuation allowance against our net deferred tax assets as of June 30, 2018 based on our assessment that it is not more likely than not these future benefits will be realized before expiration. The Company analyzes its ability to realize its deferred tax assets quarterly weighing all available positive and negative evidence of future taxable income. As of June 30, 2018, the Company is in a three-year cumulative loss position.
If adequate positive evidence exists in future periods, including the existence of three-year cumulative income, then we will determine what portion, if any, of the valuation allowance will be released. A release of some or all of our valuation allowance will result in a material income tax benefit on our financial statements.
Six Months Ended June 30, 2018 Compared to June 30, 2017
Revenue, Cost of Sales and Gross Profit
Revenues increased $114.0 million to $426.9 million for the six months ended June 30, 2018 compared to $312.9 million for the six months ended June 30, 2017 based primarily on increased sales volume of our disposable sensors due to the continued growth of our installed base of customers using our G4 PLATINUM, G5 Mobile and G6 systems and durable systems to both new and existing customers. Revenue attributable to our disposable sensors and durable systems was approximately 70% and 30%, respectively, of total revenue, for each of the six months ended June 30, 2018 and 2017. Revenue from products shipped to our distributors, which are primarily Stocking Distributors, for the six months ended June 30, 2018 was approximately $276.7 million or 65% of our revenue compared to $235.4 million or 75% of our total revenue for the six months ended June 30, 2017.
Cost of sales increased $53.1 million to $154.4 million for the six months ended June 30, 2018 compared to $101.3 million for the six months ended June 30, 2017, primarily due to increased sales volume. The gross profit of $272.5 million, or 64% for the six months ended June 30, 2018 increased $60.9 million compared to $211.6 million, or 68% for the same period in 2017, primarily due to increased revenue and a decrease in warranty costs, partially offset by $5.5 million excess and obsolete inventory charge primarily related to the approval and launch of our G6 System and the continuous improvement and innovation of our products, scrap and royalty related charges.
Research and Development. Research and development expense decreased $1.4 million to $92.0 million for the six months ended June 30, 2018, compared to $93.4 million for the six months ended June 30, 2017. The decrease was primarily due to $4.0 million less stock compensation costs and $3.7 million less expensed equipment costs, offset by $5.2 million in additional salaries, bonus, and payroll related costs and $1.1 million in additional depreciation.
Selling, General and Administrative. Selling, general and administrative expense increased $43.9 million to $216.1 million for the six months ended June 30, 2018, compared to $172.2 million for the six months ended June 30, 2017. The increase was primarily due to higher headcount related selling, and marketingcosts to support revenue growth and the continued commercialization of our products. Significant elements of the increase in selling, general, and administrative expenses included $16.4 million in additional salaries, bonus, and payroll related costs, $5.6 million of additional legal fees, $5.3 million of additional marketing costs, $4.4 million in additional temporary labor costs, $4.3 million in additional incentive compensation paid to our sales personnel, $3.7 million in additional consulting fees, and $2.0 million of additional software license costs.
Income from Equity Investments. Income from equity investments of $50.1 million for the six months ended June 30, 2018 represents unrealized gain on our equity investment in Tandem Diabetes Care, Inc.
Other Income/(expense). Other income/(expense) decreased $5.2 million to $(3.0) million for the six months ended June 30, 2018 compared to $2.2 million for the six months ended June 30, 2017 and is primarily related to foreign currency transaction gains and losses.
Interest Expense. Interest expense was $9.6 million for the six months ended June 30, 2018 compared to $3.6 million for the six months ended June 30, 2017 and is related to our 2022 Notes and Revolving Credit Agreement. The increase was primarily due to an additional $6.5 million of interest expense related to the 2022 Notes.
Income Tax Benefit. Income tax benefit was $0.4 million on a pre-tax income of $5.6 million, resulting in a negative effective tax rate of 7% for the six months ended June 30, 2018, compared to income tax benefit of $15.9 million on a pre-tax loss of $54.7 million and an effective tax rate of 29% for the six months ended June 30, 2017. The current period benefit is primarily attributable to a refund of foreign withholding tax, partially offset by state and foreign income tax expense. The income tax benefit from the same period in 2017 resulted from the one-time accounting for issuance of convertible debt.

We maintain a full valuation allowance against our net deferred tax assets as of June 30, 2018 based on our assessment that it is not more likely than not these future benefits will be realized before expiration. The Company analyzes its ability to realize its deferred tax assets quarterly weighing all available positive and negative evidence of future taxable income. As of June 30, 2018, the Company is in a three-year cumulative loss position.
If adequate positive evidence exists in future periods, including the existence of three-year cumulative income, then we will determine what portion, if any, of the valuation allowance will be released. A release of some or all of our valuation allowance will result in a material income tax benefit on our financial statements.

Liquidity and Capital Resources
We have incurred losses since our inception in May 1999. As of June 30, 2018, we had an accumulated deficit of $665.8 million and had working capital of $665.2 million. To date, we have funded our operations primarily through offerings of equity securities and debt, and the sales of our products.
In June 2016, we entered into a $200.0 million Credit Agreement, including a subfacility of up to $10.0 million for letters of credit, of which $5.6 million is still available. The revolving loans under the Credit Agreement will be available for general corporate purposes, including working capital and capital expenditures. In March 2017 we drew $75.0 million on the Credit Agreement under a six month term and we repaid the entire principal balance in May 2017. As of June 30, 2018 we had no outstanding borrowings under the Credit Agreement, and $195.6 million under the Credit Agreement remains available, which is reduced by outstanding letters of credit.
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
Our cash, cash equivalents and marketable securities totaled $606.1 million as of June 30, 2018. Our cash, cash equivalents, and marketable securities portfolio is primarily denominated in U.S. dollars and consists of investment grade, highly liquid securities of various holdings including obligations of U.S. government sponsored enterprises, commercial paper, corporate debt, money market funds and equity investments. The change in our cash, cash equivalents and marketable securities during the six months ended June 30, 2018 was due to the factors described in the “Cash Flow Summary” below.
Cash Flow Summary
The following table sets forth a summary of our cash flows for the periods indicated (in millions):

	Six Months Ended June 30,		Change
	2018	2017
Net cash provided by operating activities	$32.7	$14.6	$18.1
Net cash used in investing activities	$(175.3)	$(106.7)	$(68.6)
Net cash provided by financing activities	$3.4	$394.7	$(391.3)
As of June 30, 2018, we had $300.5 million of cash, cash equivalents and restricted cash compared to $441.5 million as of December 31, 2017, a decrease of $141.0 million. The cash flows during the six months ended June 30, 2018 were related primarily to the following items:

Cash inflows:

•
Net cash provided by operating activities of $32.7 million comprised of net income of $6.0 million, $1.7 million changes in operating assets and liabilities, offset by $25.0 million of net non-cash expenses. Non-cash expenses of $75.1 million were primarily related to share-based compensation, depreciation and amortization, and non-cash interest expense related to our senior convertible notes, partially offset by $50.1 million of unrealized gain on our equity investments.

•	Proceeds from issuance of common stock of $5.2 million under our employee stock purchase plan and pursuant to the exercise of then-outstanding stock options.

Cash outflows:

•	Capital expenditures of $25.6 million primarily related to purchase of facility related build-outs, office equipment and machinery and equipment.

•	Net cash outflow of $149.7 million as a result of debt and equity securities transactions.

Net Cash Provided by Operating Activities. The increase in cash provided by operating activities was primarily due to a $2.9 million change in operating assets and liabilities, and by an $29.6 million decrease in non-cash expenses, offset by a $44.8 million decrease in net loss. The decrease in non-cash expenses was primarily associated with a $50.1 million unrealized gain on our equity investments decrease in non-cash share-based compensation.
Net Cash Used in Investing Activities. The change in cash used in investing activities was primarily related to a $77.9 million net change in debt and equity investments, offset by a decrease of $9.3 million to purchase equipment to support facility related build-outs, manufacturing equipment and information technology infrastructure.
Net Cash Provided by Financing Activities. The decrease in cash provided by financing activities was primarily due to $389.0 million proceeds from the issuance of convertible debt in the second quarter of fiscal 2017.
Operating Capital and Capital Expenditure Requirements
We anticipate that we will continue to incur operating losses as we incur expenses and expand the commercialization of our approved products domestically and internationally, develop additional continuous glucose monitoring products, and expand our marketing, manufacturing and corporate infrastructure.
We believe that our cash, cash equivalents, marketable securities balances, projected cash contributions from our commercial operations and $200.0 million available under our Credit Agreement, of which $195.6 million remains available, will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs through at least August 1, 2019. If our available cash, cash equivalents and marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products or new markets for our existing products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Additionally, we cannot guarantee that we will be successful in obtaining additional cash contributions from future partnership arrangements. Our ability to transition to, and maintain profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we are unable to obtain additional financing, we may be required to reduce planned increases in compensation related expenses or other operating expenses related to research, development, and commercialization activities, which could have an adverse impact on our ability to achieve our intended business objectives.
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

Contractual Obligations
We are party to various purchase arrangements related to components used in manufacturing and research and development activities. As of June 30, 2018, we had firm purchase commitments with certain vendors totaling approximately $87.2 million due within one year. There are no material purchase commitments due beyond one year.
We are party to various leasing arrangements as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and Note 6 to our Consolidated Financial Statements in this Form 10-Q. We have not entered into any significant new leasing arrangements during the three and six months ended June 30, 2018.

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
Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Our accounting policies and estimates which are most critical to a full understanding and evaluation of our reported financial results are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There were no material changes to our critical accounting policies during the six months ended June 30, 2018.

Recent Accounting Guidance

Recently adopted accounting pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for Revenue from Contracts with Customers ASC Topic 606 ("ASU 2014-09"), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five step process to achieve this core principle and it is possible when the five step process is applied, more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. We have applied this standard electing the modified retrospective method. The company applied the practical expedient permitted under ASC Topic 606 to t hose contracts that were not completed, as of January 1, 2018. Our analysis of open contracts as of January 1, 2018, resulted in no material cumulative effect from applying ASU 2014-09.
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
Recently issued accounting pronouncements not yet adopted
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under ASU 2018-07, share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to Accounting Standards Codification 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. We are in the process of evaluating the impact of adoption of ASU 2018-07 on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which require a lessee to recognize a lease payment liability and a corresponding right of use asset on their balance sheet for all lease terms longer than 12 months, lessor accounting remains largely unchanged. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2018 and early adoption is permitted. We will adopt ASU 2016-02 in the first quarter of 2019. We have started the process of gathering and assessing our lease contracts and implementing changes to our systems. We expect the adoption will lead to an increase in the assets and liabilities recorded on our Consolidated Balance Sheets.

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
On March 28, 2016, AgaMatrix, Inc. filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix. On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On February 24, 2017, the Court granted AgaMatrix’s motion to substitute WaveForm Technologies, Inc. (“WaveForm”) as the new plaintiff following AgaMatrix’s transfer of the three patents to its newly formed entity. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board ("PTAB") of the U.S. Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under U.S. patent law and those petitions were granted on March 6, 2017. On March 8, 2017, we filed a petition for inter partes review with the PTAB seeking a determination that the third of the three asserted patents is invalid under U.S. patent law. This petition was granted on September 15, 2017. Based on the PTAB’s orders granting these petitions, most activity in the patent infringement lawsuit against us in the District of Oregon has been stayed until the inter partes review by the PTAB is completed. The PTAB issued a Final Written Decision for each of the first two patents on February 28, 2018, where the PTAB found the majority of asserted claims from the first patent unpatentable and the remaining claims under review not unpatentable. The PTAB found all claims under review from the second patent not unpatentable. We believe the PTAB erred in finding any claims of the first two patents not unpatentable, and appealed the PTAB’s decision to the United States Court of Appeals for the Federal Circuit ("Federal Circuit") on March 30, 2018. The inter partes review of the third patent is ongoing. It is our position that Waveform’s assertions of infringement have no merit.
DexCom has also filed several lawsuits against AgaMatrix. DexCom filed a patent infringement lawsuit against Agamatrix in the United States District Court for the Central District of California ("C.D. Cal."), which is currently on appeal to the Federal Circuit based on a Final Judgment of non-infringement entered by the C.D. Cal. judge on February 23, 2018. On September 15, 2017, DexCom filed a patent infringement lawsuit against AgaMatrix in the United States District Court for the District of Delaware, asserting certain single-point blood glucose monitoring products of AgaMatrix infringe two patents held by DexCom. In addition, on September 18, 2017, Dexcom filed a Complaint against AgaMatrix in the International Trade Commission (“ITC”) requesting the ITC institute an investigation and issue an order excluding certain products of AgaMatrix from importation into or sale in the United States based on AgaMatrix’s infringement of the same two patents asserted in the Delaware litigation.
On January 19, 2018, Arbmetrics, LLC filed a patent infringement lawsuit against us in the United States Southern District of California. On April 4, 2018, Arbmetrics filed a First Amended Complaint asserting the same patent. It is our position that Arbmetric’s assertions of infringement have no merit.
Neither the outcome of these lawsuits nor the amount and range of potential fees associated with the lawsuits can be assessed at this time. As of June 30, 2018, no amounts have been accrued in respect of these suits.
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
We have incurred operating losses in each year since our inception in May 1999, including operating losses of $35.6 million for the six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $665.8 million. We have financed our operations primarily through private and public offerings of equity securities and debt and the sales of our products. We have devoted substantial resources to:

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
We have entered into distribution arrangements to leverage established distributors already engaged in the diabetes marketplace. Our distribution agreements with Byram and affiliates and Cardinal Health and affiliates (including Edgepark Medical Supplies), our two most significant distributors, generated approximately 15% and 15%, respectively, of our total revenue during the six months ended June 30, 2018. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. To the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States, Europe or other countries, our product margins could be lower than if we directly marketed and sold our products. To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and people with diabetes in Europe or other countries will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe or other countries. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.
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
As a medical device company, reimbursement from Medicare, other government, and commercial third-party healthcare payors is an important element of our success. In January 2017, the Centers for Medicare & Medicaid Services, or CMS, established a classification of “Therapeutic Continuous Glucose Monitors” as durable medical equipment under Medicare Part B, subject to payment by Medicare under certain coverage conditions to be determined by CMS, by local Medicare Administrative Contractors or on a patient claim by claim basis. This is a decision we had pursued for many years and which was made possible by the FDA’s decision in December 2016 to approve a non-adjunctive indication, or use, for our G5 Mobile system. In May 2017, CMS Medicare Administrative Contractors issued a revision to an existing joint Local Coverage Determination, or LCD, which establishes the Medicare conditions of coverage for therapeutic CGM. Similarly, in September 2016, Germany's Federal Joint Committee agreed to provide reimbursement for continuous glucose monitoring systems under certain conditions, which we believe are met by our G4 PLATINUM, G5 Mobile and G6 systems.
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
As of August 1, 2018, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our products by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on CGM devices, typically, though not exclusively, under durable medical equipment benefits, those coverage policies frequently require significant medical documentation in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. Moreover, it is not uncommon for federal and/or state agencies and their contractors to conduct periodic routine billing and compliance reviews that may entail extensive documentation requests, cooperation with which may require significant time and resources.

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
To support current and any future additional PMA or 510(k) applications or supplements, we together with our partners, must successfully complete pre-clinical studies, bench-testing, and clinical trials that will demonstrate that the product is safe and effective. Product development, including pre-clinical studies and clinical trials, is a long, expensive and uncertain process and is subject to delays and failure at any stage. Furthermore, the data obtained from the studies and trials may be inadequate to support approval of a PMA or 510(k) application and the FDA may request additional clinical data in support of those applications, which may result in significant additional clinical expenses and may delay product approvals. While we have in the past obtained, and may in the future obtain, an investigational device exemption, or IDE, prior to commencing clinical trials for our products, FDA approval of an IDE application permitting us to conduct testing does not mean that the FDA will consider the data gathered in the trial to be sufficient to support approval of a PMA or 510(k) application or supplement, even if the trial's intended safety and efficacy endpoints are achieved. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including 510(k) and PMA submissions, by hiring new investigators and increasing the frequency and scope of its inspections of manufacturing facilities. The ongoing review by FDA's Center for Devices and Radiological Health of the 510(k) process could complicate the product approval process for certain of our and our partners' products, although we cannot predict the effect of such procedural changes and cannot ascertain if such changes will have a substantive impact on the approval of our products or our partners’ products. If we fail to adequately respond to any changes to the 510(k) submission process and associated matters, our business may be adversely impacted.
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
As of June 30, 2018, we believe that our current CGM products were exempt from the excise tax, except for our G4 PLATINUM system for professional use which is subject to the excise tax. The current tax liability related to our G4 PLATINUM system for professional use is immaterial, but may become material in the future. Notwithstanding our belief, if the IRS were to determine that this tax applies to any of our current or future products, our future operating results could be harmed, which in turn could cause the price of our stock to decline. In addition, because of the uncertainty surrounding these issues, the impact of this tax has not been reflected in our forward guidance.
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
We rely on OnCore Manufacturing Services to manufacture and supply circuit boards for our receiver and transmitter; we rely on ON Semiconductor Corp. to manufacture and supply the application-specific integrated circuit that is incorporated into the transmitter; we rely on DSM PTG, Inc. to manufacture certain polymers used to synthesize our polymeric biointerface membranes for our products; and we rely on The Tech Group to supply our injection molded components. Each of these suppliers other than OnCore is a single-source supplier. In some cases, our agreements with these and our other suppliers can be terminated by either party upon short notice. Our contract manufacturers also rely on single-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, failed FDA audit or inspection, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. If our single-source suppliers shift their manufacturing and assembly sites to other locations, these new sites may require additional FDA approval and inspection. Should any such FDA approval be delayed, or such inspection require corrective action, our supply of critical components may be constrained or eliminated. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

•	we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	our products are technologically complex and it is difficult to develop alternative supply sources;

•	we are not a major customer of many of our suppliers, and these suppliers may therefore give other customers' needs higher priority than ours;

•	our suppliers may make errors in manufacturing components that could negatively affect the efficacy or safety of our products or cause delays in shipment of our products;

•	we may have difficulty locating and qualifying alternative suppliers for our single-source supplies;

•	switching components may require product redesign and submission to the FDA of a PMA or 510(k) supplement or possibly a separate PMA of 510(k), either of which could significantly delay production;

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
Third parties have asserted, and may assert, infringement or misappropriation claims against us with respect to our current or future products. We are aware of numerous patents issued to third parties that may relate to aspects of our business, including the design and manufacture of continuous glucose monitoring sensors and membranes, as well as methods for continuous glucose monitoring. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of such third parties or others. Our competitors may assert that our continuous glucose monitoring systems or the methods we employ in the use of our systems are covered by U.S. or foreign patents held by them. This risk is exacerbated by the fact that there are numerous issued patents and pending patent applications relating to self-monitored glucose testing systems in the medical technology field. Because patent applications may take years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our products infringe. There could also be existing patents of which we are unaware that one or more components of our system may inadvertently infringe. As the number of competitors in the market for continuous glucose monitoring systems grows, the possibility of inadvertent patent infringement by us or a patent infringement claim against us increases.
On March 28, 2016, AgaMatrix, Inc. filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix.  On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On February 24, 2017, the Court granted AgaMatrix’s motion to substitute WaveForm Technologies, Inc. (“WaveForm”) as the new plaintiff following AgaMatrix’s transfer of the three patents to its newly formed entity. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board ("PTAB") of the U.S. Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under the U.S. patent law and those petitions were granted on March 6, 2017. On March 8, 2017, we filed a petition for inter partes review with the PTAB seeking a determination that the third of the three asserted patents is invalid under U.S. patent law. This petition was granted on September 15, 2017. Based on the PTAB’s orders granting these petitions, most activity in the patent infringement lawsuit against us in the District of Oregon has been stayed until the inter partes review by the PTAB is completed. The PTAB issued a Final Written Decision for each of the first two patents on February 28, 2018, where the PTAB found the majority of asserted claims from the first patent unpatentable and the remaining claims under review not unpatentable. The PTAB found all claims under review from the second patent not unpatentable. We believe the PTAB erred in finding any claims of the first two patents not unpatentable, and appealed the PTAB's decision to the United States Court of Appeals for the Federal Circuit ("Federal Circuit") on March 30, 2018. The inter partes review of the third patent is ongoing. It is our position that Waveform’s assertions of infringement have no merit.
DexCom has also filed several lawsuits against AgaMatrix. DexCom filed a patent infringement lawsuit against Agamatrix in the United States District Court for the Central District of California ("C.D. Cal."), which is currently on appeal to the Federal Circuit based on a Final Judgement of non-infringement entered by the C.D. Cal. judge on February 23, 2018. On September 15, 2017, DexCom filed a patent infringement lawsuit against AgaMatrix in the United States District Court for the District of Delaware, asserting certain single-point blood glucose monitoring products of AgaMatrix infringe two patents held by

DexCom. In addition, on September 18, 2017, Dexcom filed a Complaint against AgaMatrix in the International Trade Commission (“ITC”) requesting the ITC institute an investigation and issue an order excluding certain products of AgaMatrix from importation into or sale in the United States based on AgaMatrix’s infringement of the same two patents asserted in the Delaware litigation.
On January 19, 2018, Arbmetrics, LLC filed a patent infringement lawsuit against us in the United States Southern District of California. On April 4, 2018, Arbmetrics filed a First Amended Complaint asserting the same patent. It is our position that Arbmetrics' assertions of infringement have no merit.
Neither the outcome of these lawsuits nor the amount and range of potential fees associated with the lawsuits can be assessed at this time. As of June 30, 2018, no amounts have been accrued in respect of these suits.
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
Several companies are developing or commercializing short-term continuous or flash glucose monitoring products that compete directly with our products. Medtronic, Inc. received FDA approval to commercialize a standalone continuous glucose monitoring product called Guardian Connect in March 2018. In 2015, Abbott Diabetes Care, Inc. launched a consumer flash glucose monitoring system, FreeStyle Libre, outside the United States. Abbott received FDA approval for a blinded, professional-use version of this system in September 2016 and FDA approval for the consumer flash glucose monitoring system in the United States in September 2017. Senseonics Holdings, Inc. obtained FDA approval for its implantable CGM system, Eversense®, and received CE Mark for its Eversense® XL system in September 2017. In addition, we believe that others are developing invasive and non-invasive continuous glucose monitoring systems. We cannot predict if other competitors will receive approval by the FDA or other regulatory authorities for their products or the timing of such approvals.
Medtronic, and other third parties, have developed, or are developing, insulin pumps integrated with continuous glucose monitoring systems that provide, among other things, the ability to suspend insulin administration while the user's glucose levels are low and to automate basal and bolus insulin dosing. Medtronic received FDA approval for its 670G insulin delivery system in September 2016 and launched this system in 2017.
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
In the ordinary course of our business, we enter into collaborative arrangements to develop new products and to pursue new markets, such as our agreements with Eli Lilly, Insulet and Tandem to integrate our continuous glucose monitoring technology into their insulin delivery systems, and our agreement with Verily to develop a series of next-generation continuous glucose monitoring products. Our Eli Lilly, Insulet and Verily collaborations have not yet resulted in a commercial product. In June 2018, Tandem received FDA approval for its latest sensor-augmented insulin delivery system, the t:slim X2™ Insulin Pump Basal-IQTM technology, which integrates with our G6 system.
As a result of these development relationships, our operating results depend, to some extent, on the ability of our development partners to successfully commercialize their insulin delivery systems or monitoring products. Any factors that may limit our partners’ ability to achieve widespread adoption of their systems, including competitive pressures, technological breakthroughs for the treatment or prevention of diabetes, adverse regulatory or legal actions relating to insulin pump products, or changes in reimbursement rates or policies of third-party payors relating to insulin pumps or similar products, could have an adverse impact on our operating results. For example, Animas announced in September 2017 that it has discontinued the manufacturing and sale of Animas® Vibe® and OneTouch Ping® insulin pumps, and intends to exit the insulin pump business. Animas selected Medtronic as its partner to facilitate a seamless transition for patients, caregivers and healthcare providers. Patients using an Animas insulin pump will be offered the option to transfer to a Medtronic pump. As Animas Vibe is compatible with DexCom’s products, and Animas has served as a distributor for our products in certain geographies, the transition of Animas customers to Medtronic pumps, which are not integrated with our sensors, may adversely impact our revenues. As another example, UnitedHealthcare announced, effective July 1, 2016, that UnitedHealthcare Community Plan and Commercial members will no longer have an in-network choice among providers of insulin pumps, and designated Medtronic as its preferred, in-network provider. We do not have a relationship to integrate our CGM technology with Medtronic, which has developed an insulin pump augmented with its proprietary continuous glucose monitoring system. The decision by UnitedHealthcare to establish Medtronic as its preferred provider of insulin pumps could result in a material reduction in the number of insulin pumps sold by other insulin pump manufacturers, including Tandem and Insulet. In addition, it is possible that other large third-party payors will establish preferred providers of insulin pumps, which may or may not include the pumps produced by our development partners.
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
Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse (including system hacking or other unauthorized access by third parties to our systems) or malfunction of, or design flaws in, our products. This liability may vary based on the FDA classification associated with our devices. Notably, the classification of our G6 system as a Class II medical device is likely to weaken our ability to rely on federal preemption of state law claims that assert liability for us for harms arising from use of the G6 system. We may be subject to product liability claims if our products cause, or merely appear to have caused, an injury. Claims may be made by customers, healthcare providers or others selling our products. The risk of product liability claims may increase now that our G5 Mobile system has obtained indications and approved labeling in the United States, in Canada, and in the countries utilizing the CE Mark that allow for our patients to make diabetes treatment decisions with our CGM technology in conjunction with only two finger sticks required for calibration of the system and our G6 system requires no finger sticks. The risk of claims may also increase if our products are subject to a product recall or seizure. An example of the difficulty of complying with the regulatory requirements associated with the manufacture of our products, we issued notifications to our customers regarding the audible alarms and alerts associated with our receivers, as discussed earlier in the risk factor entitled “If we or our suppliers or distributors fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, the products could be subject to restrictions or withdrawal from the market.”
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
In May 2018, the General Data Protection Regulation, or GDPR, became effective in the European Union. The GDPR represents a significant change in the data privacy and security laws applicable in the European Union, and in many ways increases the requirements on companies like DexCom in complying with European Union law. It is a complex regulation that imposes additional procedures, documentation and restrictions, and as its provisions are interpreted by European Union agencies, it could negatively impact our business, financial condition and results of operations. Similar issues could arise as a result of the passage of the California Consumer Privacy Act which becomes effective January 1, 2020.
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
There can be no assurance that we will not be subject to cybersecurity incidents that bypass our security measures, impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our information systems, devices or business, including our ability to deliver services to our customers. As a result, cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our enterprise, information systems and data from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. The occurrence of any of these events could result in:
•harm to customers;
•business interruptions and delays;
•the loss, misappropriation, corruption or unauthorized access of data;

•litigation, including potential class action litigation, and potential liability under privacy, security and consumer protection laws or other applicable laws;
•reputational damage; and
•foreign, federal and state governmental inquiries, any of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.
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
We take precautions to safeguard our facilities, which include manufacturing protocols, insurance, health and safety protocols, and off-site storage of computer data. However, a natural disaster, such as fire, flood, earthquake, act of terrorism, cyber-attack or other disruptive event could cause substantial delays in our operations, damage or destroy our manufacturing equipment, inventory, or records and cause us to incur additional expenses. Earthquakes are of particular significance since our primary manufacturing facilities in California are located in an earthquake-prone area. In the event our existing manufacturing facilities or equipment are affected by man-made or natural disasters, we may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business. The insurance we maintain against fires, floods, earthquakes and other natural disasters and similar events may not be adequate to cover our losses in any particular case. Our second manufacturing facility, located in Mesa, Arizona, commenced operations in the second quarter of 2018 and is intended to help mitigate these risks.
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
Our operations in countries outside the United States, which accounted for approximately 22% of our revenues for the six months ended June 30, 2018, are accompanied by certain financial and other risks. In addition to opening offices in the United Kingdom, Germany and Canada, in connection with distributor acquisitions and otherwise, we intend to continue to pursue growth opportunities in sales outside the United States, especially in Europe, which could expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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
As a final example, on June 23, 2016, the United Kingdom, or U.K., held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” As a result of the referendum, the U.K. government is negotiating the terms of the U.K.’s future relationship with the European Union. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports and on the movement of people between the U.K. and European Union countries, and increased regulatory complexities.
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
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercialization of our products, including growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our next-generation ambulatory continuous glucose monitoring sensors and systems. Although we raised $389.0 million in net proceeds through the private sale of our convertible notes in May 2017, $75.0 million of which was used to repay our credit facility, and now have $195.6 million available to us under our credit facility (as reduced by our outstanding letters of credit), we may need additional funds to continue the commercialization of our current products and to develop and commercialize our next-generation sensors and systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we may need will depend on many factors, including:

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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future. From January 1, 2018 through August 1, 2018, the closing price of our common stock on the Nasdaq Global Select Market was as high as $104.64 per share and as low as $52.25 per share.
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
We have entered into a revolving credit agreement and a pledge and security agreement with JPMorgan Chase Bank and four other lenders to fund our business operations. These agreements impose numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of June 30, 2018, we were in compliance with the covenants imposed by the loan and security agreement. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.

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

DEXCOM, INC. (Registrant)

Dated: August 1, 2018	By:	/s/ KEVIN R. SAYER
Kevin R. Sayer, President & Chief Executive Officer (Principal Executive Officer)

Dated: August 1, 2018	By:	/s/ QUENTIN S. BLACKFORD
Quentin S. Blackford, Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)