Form 10-Q
period 2018-09-30
DEXCOM INC
filed 2018-11-06
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
Registrant’s Telephone Number, including area code: (858) 200-0200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2018, 88,844,345 shares of the Registrant’s common stock were outstanding.

DexCom, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DexCom, Inc.
Consolidated Balance Sheets
(In millions—except par value data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$367.4	$441.5
Short-term marketable securities	301.3	107.1
Accounts receivable, net	169.8	134.3
Inventory	55.2	45.2
Prepaid and other current assets	20.4	16.6
Total current assets	914.1	744.7
Property and equipment, net	169.6	145.6
Goodwill	18.4	12.1
Other assets	12.2	1.7
Total assets	$1,114.3	$904.1
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$135.4	$87.2
Accrued payroll and related expenses	55.0	48.5
Deferred revenue	3.5	3.2
Total current liabilities	193.9	138.9
Other liabilities	19.4	18.2
Long term senior convertible notes	338.8	327.6
Total liabilities	552.1	484.7
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 shares authorized; no shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value, 200.0 authorized; 89.1 and 88.8 issued and outstanding, respectively, at September 30, 2018; and 87.3 and 87.0 shares issued and outstanding, respectively, at December 31, 2017	0.1	0.1
Additional paid-in capital	1,181.6	1,093.7
Accumulated other comprehensive loss	(0.3)	(2.6)
Accumulated deficit	(619.2)	(671.8)
Total stockholders’ equity	562.2	419.4
Total liabilities and stockholders’ equity	$1,114.3	$904.1
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(In millions—except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$266.7	$184.6	$693.6	$497.5
Cost of sales	98.1	57.6	252.5	158.9
Gross profit	168.6	127.0	441.1	338.6
Operating expenses
Research and development	50.1	43.3	142.1	136.7
Selling, general and administrative	104.6	84.2	320.7	256.4
Total operating expenses	154.7	127.5	462.8	393.1
Operating income (loss)	13.9	(0.5)	(21.7)	(54.5)
Income from equity investments	34.9	—	85.0	—
Other income (expense)	(1.6)	1.3	(4.6)	3.5
Interest income	2.5	1.2	6.2	1.9
Interest expense	(4.9)	(4.5)	(14.5)	(8.1)
Income (loss) before income taxes	44.8	(2.5)	50.4	(57.2)
Income tax benefit	(1.8)	(0.5)	(2.2)	(16.4)
Net income (loss)	$46.6	$(2.0)	$52.6	$(40.8)
Basic net income (loss) per share	$0.53	$(0.02)	$0.60	$(0.47)
Shares used to compute basic net income (loss) per share	88.5	86.7	88.0	86.1
Diluted net income (loss) per share	$0.52	$(0.02)	$0.59	$(0.47)
Shares used to compute diluted net income (loss) per share	90.3	86.7	89.3	86.1
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$46.6	$(2.0)	$52.6	$(40.8)
Foreign currency translation gain (loss)	0.9	(0.6)	2.2	(1.2)
Unrealized gain on marketable debt securities	$0.1	$—	$0.1	$—
Comprehensive income (loss)	$47.6	$(2.6)	$54.9	$(42.0)
See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities
Net income (loss)	$52.6	$(40.8)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	20.5	11.9
Share-based compensation	77.3	81.3
Non-cash interest expense	11.3	5.7
Unrealized income on equity investment	(40.8)	—
Realized income on equity investment	(44.1)	—
Deferred tax	—	(18.2)
Other non-cash income and expenses	5.0	3.2
Changes in operating assets and liabilities:
Accounts receivable, net	(36.2)	(8.2)
Inventory	(10.0)	2.2
Prepaid and other assets	(3.4)	(3.7)
Accounts payable and accrued liabilities	50.2	12.5
Accrued payroll and related expenses	6.2	1.6
Deferred revenue	0.3	1.4
Deferred rent and other liabilities	0.6	1.9
Net cash provided by operating activities	89.5	50.8
Investing activities
Purchase of marketable securities	(340.0)	(141.9)
Proceeds from sale and maturity of marketable securities	231.0	47.0
Purchase of other equity investments	(1.0)	—
Purchase of property and equipment	(49.4)	(48.4)
Acquisitions, net of cash acquired	(11.3)	—
Net cash used in investing activities	(170.7)	(143.3)
Financing activities
Net proceeds from issuance of common stock	10.6	10.0
Payments on acquisition related contingent consideration liability	(1.8)	—
Proceeds from issuance of convertible debt, net of issuance costs	—	389.0
Proceeds from short-term borrowings	—	75.0
Repayment of short-term borrowings	—	(75.0)
Net cash provided by financing activities	8.8	399.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.4)	1.1
Increase (decrease) in cash, cash equivalents and restricted cash	(73.8)	307.6
Cash, cash equivalents and restricted cash, beginning of period	441.5	94.5
Cash, cash equivalents and restricted cash, end of period	$367.7	$402.1
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$367.4	$402.1
Restricted cash	0.3	—
Total cash, cash equivalents and restricted cash	$367.7	$402.1
Supplemental disclosure of non-cash investing and financing transactions:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$3.0	$6.5
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
Basis of Presentation and Principles of Consolidation
We have incurred operating losses since our inception and have an accumulated deficit of $619.2 million at September 30, 2018. As of September 30, 2018, we had available cash, cash equivalents and marketable securities totaling $668.7 million and working capital of $720.2 million. Our ability to transition to, and maintain, profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned increases in compensation expenses and other operating expenses needed to support the growth of our business which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources will be sufficient to fund our operations through the next twelve months.
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2017 included in the Annual Report on Form 10-K filed by us with the Securities and Exchange Commission on February 27, 2018.
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
Share-Based Compensation
On March 8, 2018, the Compensation Committee of the Board of Directors of the Company approved a grant of 43,370 performance restricted stock units (PSUs) to our CEO that vest based on a performance condition, 2018 sensor unit sales, and a market condition, our 3-year relative Total Shareholder Return (“TSR”) performance versus the Nasdaq Composite Index from January 1, 2018 to December 31, 2020 (the “Performance Period”). This grant of PSUs is also subject to continuing employment requirements. The actual number of shares that vest can range from 0% to 200% of target shares awarded depending upon the level of achievement of the respective market and performance conditions during the Performance Period. The fair value of the PSUs is estimated on the grant date using a Monte Carlo simulation model due to the market condition for the TSR component. This pricing model uses multiple simulations to evaluate the probability of achieving the market condition to calculate the fair value of the PSUs. The maximum share-based compensation expense related to this grant over the Performance Period is approximately $4.5 million. Share-based compensation expense is updated based on the expected achievement of the related performance conditions at the end of each reporting period.
We recorded $27.1 million and $77.3 million in share-based compensation expense during the three and nine months ended September 30, 2018, compared to $25.4 million and $81.3 million during the three and nine months ended

September 30, 2017. At September 30, 2018, unrecognized estimated compensation costs related to unvested restricted stock units and PSUs totaled $150.1 million and is expected to be recognized through 2021.
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

Revenue recognition
Revenue is recognized when control is transferred to our customers, in an amount that reflects the net consideration we expect to be entitled. The timing of revenue recognition is based on the satisfaction of performance obligations, which can be satisfied at a point in time or over time, depending on the nature of the performance obligation. Substantially all of our performance obligations associated with our durable systems and disposable units are satisfied at a point in time, which typically occurs at shipment of our products. Terms of direct and distributor orders are generally Freight on Board or Free Carrier (“FCA”) shipping point for international orders. For certain of our distributors, control transfers at delivery of the product to the customer.
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
Self-Funded Health Insurance
Effective January 1, 2018, we are self-insured for claims under our U.S. health benefit plans subject to stop loss policies. We established an accrual for this self-insured program with the assistance of outside actuaries based on claims experience and an estimate of claims incurred but not yet reported (“IBNR”) and other relevant factors. The projections involved in this process are subject to uncertainty related to the timing and amount of claims filed, levels of IBNR, fluctuations in health care costs and changes to regulatory requirements. Actual claims may differ from the estimate and any difference could be significant. The accrued obligation for our self-insured program is included in “Accounts payable and accrued liabilities” in the consolidated balance sheets was $2.3 million as of September 30, 2018. We also have a restricted cash account for claim payments associated with our self-insured program, included in the “Prepaid and other current assets” line item in the consolidated balance sheets.
Recent Accounting Guidance
Recently adopted accounting pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for Revenue from Contracts with Customers ASC Topic 606 (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five step process to achieve this core principle and it is possible when the five step process is applied, more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. We have applied this standard electing the modified retrospective method. The company applied the practical expedient permitted under ASC Topic 606 to those contracts that were not completed, as of January 1, 2018. Our analysis of open contracts as of January 1, 2018, resulted in no material cumulative effect from applying ASU 2014-09.
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
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under ASU 2018-07, share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to Accounting Standards Codification 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. We elected to early adopt ASU 2018-07 in the third quarter of 2018 and the adoption did not have a significant impact on our financial statements.
Recently issued accounting pronouncements not yet adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which require a lessee to recognize a lease payment liability and a corresponding right of use asset on their balance sheet for all lease terms longer than 12 months, lessor accounting remains largely unchanged. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2018 and early adoption is permitted. In July 2018, the FASB issued Accounting Standards Update No. 2018-11, “Leases” (ASU 2018-11), which offers a transition option to entities adopting the new lease standard. Under the transition option, entities can elect to apply the new guidance using a modified retrospective approach, which permits an entity to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than to the earliest comparative period presented in their financial statements. We will adopt ASU 2016-02 in the first quarter of 2019, and expect to use the modified retrospective method under which the comparative periods presented in our financial statements will continue to be reported in accordance with ASC 840. We have started the process of gathering and assessing our lease contracts and implementing changes to our systems. We expect the adoption will lead to an increase in the assets and liabilities recorded on our Consolidated Balance Sheets.
In August 2018, the FASB issued ASU No. 2018-05, Intangibles-Goodwill and Other-Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which would require implementation costs in a cloud based computing arrangement to be capitalized under the same premises as internal-use software. This guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. Application of this guidance can either be applied prospectively or retrospectively. We are currently evaluating the impact that ASU 2018-05 will have on our financial statements.

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

Disaggregation of Revenue
We sell our durable systems and disposable units through a direct sales force in the United States, Canada and some countries of Europe, and through distribution arrangements in the United States, Canada, Australia, New Zealand, and in some countries of Europe, Asia, Latin America, the Middle East and Africa. During the three months ended September 30, 2018, outside the United States, only Germany generated revenue that represented more than 10% of our total revenue. During the nine months ended September 30, 2018, no individual country, outside the United States, generated revenue that represented more than 10% of our total revenue. We disaggregate our revenue from contracts by major sales channel and geography as we believe they best depict how the nature, amount and timing of revenues and cash flows are affected by economic factors.
Revenues by geographic region
The following table sets forth revenues by our two primary geographical markets, United States and outside of the United States, based on the geographic location to which we deliver the product (in millions):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenues:
United States	$202.4	$537.4
Outside of the United States	64.3	156.2
Total	$266.7	$693.6
Revenues by customer sales channel
The following table sets forth revenues disaggregated by customer sales channel (in millions):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenues:
Distributor	$154.6	$431.3
Direct	112.1	262.3
Total	$266.7	$693.6
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
Substantially all of our deferred revenue as of September 30, 2018 is associated with an upgrade promotional program related to our G6 system and certain of our free of charge software and mobile applications which will be recognized during 2018. During the three months ended September 30, 2018, we recognized revenue of $5.0 million that was recorded as deferred revenue as of June 30, 2018. During the nine months ended September 30, 2018, we recognized revenue of $1.9 million that was recorded as deferred revenue as of December 31, 2017.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$46.6	$(2.0)	$52.6	$(40.8)
Net income (loss) per common share:
Basic	$0.53	$(0.02)	$0.60	$(0.47)
Diluted	$0.52	$(0.02)	$0.59	$(0.47)

Basic weighted average shares outstanding	88.5	86.7	88.0	86.1
Effect of potentially dilutive stock options	0.2	—	0.2	—
Effect of potentially dilutive share-based awards	1.6	—	1.1	—
Diluted weighted average shares outstanding	90.3	86.7	89.3	86.1

Outstanding anti-dilutive securities not included in diluted net income (loss) per share attributable to common stockholders calculation (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Options outstanding to purchase common stock	—	0.4	—	0.4
Unvested restricted stock units	—	2.8	0.3	2.8
Senior convertible notes	4.0	4.0	4.0	4.0
Total	4.0	7.2	4.3	7.2

4. Financial Statement Details (in millions)
Short-Term Marketable Securities
Short-term marketable securities, consisting of equity and debt securities, were as follows:

	September 30, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Equity investment in Tandem Diabetes Care, Inc	$2.0	$40.8	$—	$42.8

Debt securities, available for sale
U.S. government agencies	$189.7	$—	$(0.1)	$189.6
Commercial paper	67.9	—	—	67.9
Corporate debt	1.0	—	—	1.0
Total available-for-sale debt securities	$258.6	$—	$(0.1)	$258.5

Total marketable securities	$260.6	$40.8	$(0.1)	$301.3

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agencies	$87.5	$—	$(0.2)	$87.3
Corporate debt	14.7	—	—	14.7
Commercial paper	5.1	—	—	5.1
Total marketable securities	$107.3	$—	$(0.2)	$107.1
As of September 30, 2018, we do not have any marketable securities with contractual maturities longer than 12 months. We do not generally intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.
The following table reconciles the net gain recognized on equity securities during the three and nine months ended September 30, 2018 and 2017 to the unrealized gain recognized during the periods on equity securities still held at the reporting date.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net gains recognized during the period on equity securities	$34.9	$—	$85.0	$—
Less: Net gains recognized during the period on equity securities sold during the period	(14.1)	—	(44.2)	—
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$20.8	$—	$40.8	$—

Inventory

	September 30, 2018	December 31, 2017
Raw materials	$21.8	$20.0
Work-in-process	10.6	8.2
Finished goods	22.8	17.0
Total	$55.2	$45.2
During the three and nine months ended September 30, 2018 we recorded excess and obsolete inventory charges of $0.6 million and $6.1 million, respectively, in cost of goods sold primarily related to the approval and launch of our G6 System and the continuous improvement and innovation of our products.

Property and Equipment

	September 30, 2018	December 31, 2017
Building (1)	$6.0	$6.0
Furniture and fixtures	8.5	5.7
Computer equipment	28.6	25.6
Machinery and equipment	67.6	33.8
Leasehold improvements	78.1	41.7
Construction in progress	53.1	87.6
Total	241.9	200.4
Accumulated depreciation and amortization	(72.3)	(54.8)
Property and equipment, net	$169.6	$145.6
(1) As described in Footnote 6 “Commitments and Contingencies,” although we do not legally own these premises, we were deemed the owner of the construction project during the construction period of our new manufacturing facility in Mesa, Arizona under a build-to-suit lease arrangement.
Accounts Payable and Accrued Liabilities

	September 30, 2018	December 31, 2017
Accounts payable trade	$57.7	$46.7
Accrued tax, audit, and legal fees	18.3	7.1
Accrued rebates	34.7	13.9
Accrued warranty	6.4	8.8
Accrued other	18.3	10.7
Total	$135.4	$87.2

Accrued Warranty
Warranty costs are reflected in the consolidated statements of operations as product cost of sales. A reconciliation of our accrued warranty costs for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$7.5	$8.3	$8.8	$9.8
Charges to costs and expenses	3.9	5.4	11.8	13.9
Costs incurred	(5.0)	(5.0)	(14.2)	(15.0)
Ending balance	$6.4	$8.7	$6.4	$8.7

Other Liabilities

	September 30, 2018	December 31, 2017
Financing lease obligations	$7.3	$6.7
Deferred rent	7.5	8.7
Other	4.6	2.8
Total	$19.4	$18.2

5. Debt
0.75% Senior Convertible Notes due 2022

(in millions)	September 30, 2018	December 31, 2017
0.75% Senior convertible notes due 2022:
Principal amount	$400.0	$400.0
Unamortized debt discount	(54.4)	(64.4)
Unamortized debt issuance costs	(6.8)	(8.0)
Net carrying amount of senior convertible notes	$338.8	$327.6
Fair value of outstanding notes	$618.8	$381.3
Amount by which the notes' if-converted value exceeds their principal amount	$207.0	$—
In May 2017, we completed an offering of $350.0 million aggregate principal amount of 0.75% convertible senior notes due 2022 (the “2022 Notes”) and, in June 2017 the initial purchasers exercised their option to purchase an additional $50.0 million aggregate principal amount of 2022 Notes. The 2022 Notes have a stated interest rate of 0.75% and a maturity date of May 15, 2022. The net proceeds from the offering, after deducting initial purchasers' discounts and costs directly related to the offering, were approximately $389.0 million. The 2022 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the 2022 Notes is 10.0918 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $99.09 per share, subject to adjustments. We use the if-converted method for assumed conversion of the 2022 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share.
As upon conversion by the holders, we may elect to settle such conversion in shares of our common stock, cash, or a combination thereof, we accounted for the cash conversion option as an equity instrument classified to stockholders’ equity, which resulted in recognizing $72.6 million in additional paid-in-capital during 2017.
The interest expense recognized on the 2022 Notes during the three months ended September 30, 2018 includes $0.8 million, $3.4 million and $0.4 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2022 Notes during the nine months ended September 30, 2018 includes $2.3 million, $10.0 million and $1.2 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively.
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

(1)
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

(2)
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each day of that five day consecutive trading day period was less than 98% of the product of the last reported sale price of common stock and the applicable conversion rate of the Notes on such trading day;

(3)	if we call any or all of the Notes for redemption, at any time prior to the close on business on the scheduled trading day immediately preceding the redemption date; or

(4)	upon the occurrence of specified corporate transactions.
 On or after February 15, 2022, until 5:00 p.m., New York City time, on the business day immediately preceding the maturity date, holders of the Notes may convert all or a portion of their Notes regardless of the foregoing circumstances.
The redemption price will be equal to 100% of the principal amount of such 2022 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2022 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the Indenture includes customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. We are unaware of any current events or market conditions that would allow holders to convert the 2022 Notes as of September 30, 2018.
Event (1) listed above occurred during the last 30 trading days of the quarter ending September 30, 2018, as a result the 2022 Notes are convertible at the option of the holder from October 1, 2018 and remain convertible until December 31, 2018. We continue to classify the carrying value of the liability component of the 2022 Notes as long-term debt, and the equity component of the 2022 Notes as permanent equity on our consolidated balance sheet as of September 30, 2018.
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
Short-term borrowings
In March 2017 we drew $75.0 million on the Credit Agreement under a six month term. We repaid the entire principal balance in May 2017. As of September 30, 2018 we had no outstanding borrowings under the Credit Agreement, and $195.6 million under the Credit Agreement remains available, which is reduced by outstanding letters of credit.

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
Rental obligations, excluding real estate taxes, operating costs, and tenant improvement allowances, under all lease agreements as of September 30, 2018 were as follows (in millions):

Fiscal Year Ending
Remainder of 2018	$2.6
2019	13.8
2020	14.7
2021	15.1
2022	4.2
Thereafter	9.4
Total	$59.8

Total rent expense for the three and nine months ended September 30, 2018 was $2.9 million and $8.6 million, compared to $2.7 million and $8.3 million for the same periods in 2017.
Litigation
On March 28, 2016, AgaMatrix, Inc. filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix. On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On February 24, 2017, the Court granted AgaMatrix’s motion to substitute WaveForm Technologies, Inc. (“WaveForm”) as the new plaintiff following AgaMatrix’s transfer of the three patents to its newly formed entity. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under U.S. patent law and those petitions were granted on March 6, 2017. On March 8, 2017, we filed a petition for inter partes review with the PTAB seeking a determination that the third of the three asserted patents is invalid under U.S. patent law. This petition was granted on September 15, 2017. Based on the PTAB’s orders granting these petitions, most activity in the patent infringement lawsuit against us in the District of Oregon has been stayed until the inter partes review by the PTAB is completed. The PTAB issued a Final Written Decision for each of the first two patents on February 28, 2018, where the PTAB found the majority of asserted claims from the first patent unpatentable and the remaining claims under review not unpatentable. The PTAB found all claims under review from the second patent not unpatentable. We believe the PTAB erred in finding any claims of the first two patents not unpatentable, and appealed the PTAB’s decision to the United States Court of Appeals for the Federal Circuit (“Federal Circuit”) on March 30, 2018. The PTAB issued a Final Written Decision for the third patent on September 12, 2018, where the PTAB found all claims of the third patent asserted against Dexcom in the District of Oregon litigation unpatentable. It is our position that Waveform’s assertions of infringement have no merit.
DexCom has also filed several lawsuits against AgaMatrix. DexCom filed a patent infringement lawsuit against Agamatrix in the United States District Court for the Central District of California (“C.D. Cal.”), which is currently on appeal to the Federal Circuit based on a Final Judgment of non-infringement entered by the C.D. Cal. judge on February 23, 2018. On September 15, 2017, DexCom filed a patent infringement lawsuit against AgaMatrix in the United States District Court for the District of Delaware, asserting certain single-point blood glucose monitoring products of AgaMatrix infringe two patents held by DexCom. In addition, on September 18, 2017, Dexcom filed a Complaint against AgaMatrix in the International Trade Commission (“ITC”) requesting the ITC institute an investigation and issue an order excluding certain products of AgaMatrix from importation into or sale in the United States based on AgaMatrix’s infringement of the same two patents asserted in the Delaware litigation. On September 14, 2018, AgaMatrix filed two petitions for inter partes review for each of the same two patents Dexcom asserted in the District of Delaware and the ITC.
On January 19, 2018, Arbmetrics, LLC filed a patent infringement lawsuit against us in the United States Southern District of California. On April 4, 2018, Arbmetrics filed a First Amended Complaint asserting the same patent. It is our position that Arbmetric’s assertions of infringement have no merit.
Neither the outcome of these lawsuits nor the amount and range of potential fees associated with the lawsuits can be assessed at this time. As of September 30, 2018, no amounts have been accrued in respect of these suits.
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
Purchase Commitments
We are party to various purchase arrangements related to our manufacturing and development activities including materials used in our CGM systems. As of September 30, 2018, we had purchase commitments with vendors totaling $126.0 million due within one year. There are no material purchase commitments due beyond one year.

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
In addition, Verily is eligible to receive tiered royalty payments associated with the commercialization of the products contemplated under the Verily Collaboration Agreement, which are subject to regulatory approval. Unless we attain annual product sales subject to the Verily Collaboration Agreement in excess of $750.0 million, there will be no royalty paid by us to Verily. Above this range, and upon marketing approval of the initial product contemplated by the Verily Collaboration Agreement, or upon commercialization of any other DexCom product that incorporates Verily intellectual property, we will pay to Verily a royalty percentage starting in the high single digits and declining to the mid-single digits based on our total annual aggregate product sales.
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

The following table represents our fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of September 30, 2018 (in millions):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash equivalents	$177.6	$37.8	$—	$215.4

Equity investment in Tandem Diabetes Care, Inc.	$42.8	$—	$—	$42.8

Debt securities, available for sale
U.S. government agencies	$—	$189.6	$—	$189.6
Commercial paper	—	67.9	—	67.9
Corporate debt	—	1.0	—	1.0
Total debt securities, available for sale	$—	$258.5	$—	$258.5
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
There were no transfers between Level 1 and Level 2 securities during the three and nine months ended September 30, 2018 and 2017. There were no transfers into or out of Level 3 securities during the three and nine months ended September 30, 2018 and 2017.
The fair value of our outstanding 2022 Notes was $618.8 million at September 30, 2018 and is a Level 2 measurement. See Note 5 to the Unaudited Consolidated Financial Statements for further discussion on the carrying value of our 2022 Notes.
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
9. Income Taxes
Our effective tax rate for the three and nine months ended September 30, 2018 was a negative rate of 4% and 4% compared to positive rate of 20% and 29% for the same periods of 2017. Our effective tax rate was impacted primarily by a $2.3 million tax benefit for the release of valuation allowance during the three and nine months ended September 30, 2018, related to acquired intangibles for which we had no tax basis, partially offset by state and foreign tax expense.
We maintain a full valuation allowance against our net deferred tax assets as of September 30, 2018 based on our assessment that it is not more likely than not these future benefits will be realized before expiration.
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
The Company has historically incurred operating losses in each year since inception. In the current year, the Company has generated operating profit in the third quarter based on successful product launches.
We expect to continue to expend significant financial resources as we proceed with our commercialization and research and development activities. We have financed our operations primarily through offerings of equity securities and debt, and the sales of our products.
Financial Operations
Revenue
We sell our durable systems and disposable units through a direct sales force in the United States, Canada and some countries of Europe, and through distribution arrangements in the United States, Australia, New Zealand, and in some countries of Europe, Asia, Latin America, the Middle East and Africa. We have contracts with certain distributors, the majority of whom stock our products, and we refer to these distributors as Stocking Distributors, whereby the Stocking Distributors fulfill orders for our product from their inventory. We also have contracts with certain distributors that do not stock our products, but rather products are shipped directly to the customer by us on behalf of our distributor, and we refer to these distributors as Drop-Ship Distributors. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. We typically experience seasonality with lower sales in the first quarter of each year, compared to the previous fourth quarter, related to annual insurance deductible resets and unfunded flexible spending accounts.
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

Results of Operations
Quarter Ended September 30, 2018 Compared to September 30, 2017
Revenue, Cost of Sales and Gross Profit
Revenues increased $82.1 million to $266.7 million for the three months ended September 30, 2018 compared to $184.6 million for the three months ended September 30, 2017 based primarily on increased sales volume of our disposable sensors due to the continued growth of our installed base of customers using our G4 PLATINUM, G5 Mobile and G6 systems, and durable systems to both new and existing customers. Revenue attributable to our disposable sensors and durable systems was approximately 70% and 30%, respectively, of revenue, for each of the three months ended September 30, 2018 and September 30, 2017. Revenue from products shipped to our distributors, which are primarily Stocking Distributors, for the three months ended September 30, 2018 was approximately $154.6 million or 58% of our revenue compared to $137.0 million or 74% of our total revenue for the three months ended September 30, 2017.
Cost of sales increased $40.5 million to $98.1 million for the three months ended September 30, 2018 compared to $57.6 million for the three months ended September 30, 2017, primarily due to increased sales volume. The gross profit of $168.6 million, or 63% for the three months ended September 30, 2018 increased $41.6 million compared to $127.0 million, or 69%, for the same period in 2017. The increase in gross profit dollars was driven primarily by increased revenue and decreased warranty costs. The decrease in gross margin percentage is a function of channel strategy and product mix through our new product launches and international expansion.
Research and Development. Research and development expense increased $6.8 million to $50.1 million for the three months ended September 30, 2018, compared to $43.3 million for the three months ended September 30, 2017. The increase was primarily due to an increase of $5.7 million in additional salaries, bonus, and payroll related costs, $1.6 million in additional facilities costs, $0.8 million in additional software license costs, offset by a $2.8 million reduction in supplies costs.
Selling, General and Administrative. Selling, general and administrative expense increased $20.4 million to $104.6 million for the three months ended September 30, 2018 compared to $84.2 million for the three months ended September 30, 2017. The increase was primarily due to higher sales related costs primarily due to increased headcount and higher marketing costs to support revenue growth and the continued commercialization of our products in both the United States and Europe. Significant elements of the increase in selling, general, and administrative expenses included $5.7 million in additional salaries, bonus, payroll related costs, $4.3 million in additional consulting expenses, $2.0 million in additional marketing costs, $2.0 million in additional temporary labor costs, $2.0 million in additional share-based compensation expense, and $1.0 million of additional software expense.
Income from Equity Investments. Income from equity investments of $34.9 million for the three months ended September 30, 2018 is solely related to our equity investment in Tandem Diabetes Care, Inc.
Other Income/(Expense). Other expense of $1.6 million for the three months ended September 30, 2018 and other income of $1.3 million for the three months ended September 30, 2017 was primarily related to foreign currency transaction gains and losses due the effects of foreign currency fluctuations.
Interest Income. Interest income was $2.5 million for the three months ended September 30, 2018 compared to $1.2 million for the three months ended September 30, 2017 and is related to our marketable securities portfolio.

Interest Expense. Interest expense increased $0.4 million to $4.9 million for the three months ended September 30, 2018 compared to $4.5 million for the three months ended September 30, 2017. The increase was primarily due to an additional $0.3 million of interest expense related to the 2022 Notes.
Income Tax Benefit. Our income tax benefit was $1.8 million on pre-tax income of $44.8 million, resulting in a negative effective tax rate of 4% for the three months ended September 30, 2018, compared to income tax benefit of $0.5 million on pre-tax loss of $2.5 million and an effective tax rate of 20% for the three months ended September 30, 2017. The current period benefit is primarily attributable to the release of valuation allowance related to acquired intangible assets for which we have no tax basis, partially offset by state and foreign income tax expense. The income tax benefit from the same period in 2017 resulted from the one-time accounting for issuance of convertible debt.
We maintain a full valuation allowance against our net deferred tax assets as of September 30, 2018 based on our assessment that it is not more likely than not these future benefits will be realized before expiration. The Company analyzes its ability to realize its deferred tax assets quarterly weighing all available positive and negative evidence of future taxable income. As of September 30, 2018, the Company is in a three-year cumulative loss position.
If adequate positive evidence exists in future periods, including the existence of three-year cumulative income, then we will determine what portion, if any, of the valuation allowance will be released. A release of some or all of our valuation allowance will result in a material income tax benefit on our financial statements.
Nine Months Ended September 30, 2018 Compared to September 30, 2017
Revenue, Cost of Sales and Gross Profit
Revenues increased $196.1 million to $693.6 million for the nine months ended September 30, 2018 compared to $497.5 million for the nine months ended September 30, 2017 based primarily on increased sales volume of our disposable sensors due to the continued growth of our installed base of customers using our G4 PLATINUM, G5 Mobile and G6 systems and durable systems to both new and existing customers. Revenue attributable to our disposable sensors and durable systems was approximately 70% and 30%, respectively, of total revenue, for each of the nine months ended September 30, 2018 and 2017. Revenue from products shipped to our distributors, which are primarily Stocking Distributors, for the nine months ended September 30, 2018 was approximately $431.3 million or 62% of our revenue compared to $372.5 million or 75% of our total revenue for the nine months ended September 30, 2017.
Cost of sales increased $93.6 million to $252.5 million for the nine months ended September 30, 2018 compared to $158.9 million for the nine months ended September 30, 2017, primarily due to increased sales volume. The gross profit of $441.1 million, or 64% for the nine months ended September 30, 2018 increased $102.5 million compared to $338.6 million, or 68% for the same period in 2017. The increase in gross profit dollars was driven primarily by increased revenue and decreased warranty costs, partially offset by $6.1 million excess and obsolete inventory charge primarily related to the approval and launch of our G6 System and the continuous improvement and innovation of our products, and royalty related cost of sales charges. The decrease in gross margin percentage is a function of channel strategy and product mix through our new product launches and international expansion.
Research and Development. Research and development expense increased $5.4 million to $142.1 million for the nine months ended September 30, 2018, compared to $136.7 million for the nine months ended September 30, 2017. The increase was primarily due to $11 million in additional salaries, bonus, and payroll related cost, $3.6 million in additional facilities costs, $1.6 million in additional Software license costs, offset by $4.3 million less stock compensation costs, $3.5 million less expensed equipment costs, and a $3.0 million reduction in supplies costs.
Selling, General and Administrative. Selling, general and administrative expense increased $64.3 million to $320.7 million for the nine months ended September 30, 2018, compared to $256.4 million for the nine months ended September 30, 2017. The increase was primarily due to higher sales related costs primarily due to increased headcount and marketing costs to support revenue growth and the continued commercialization of our products in both the United States and Europe. Significant elements of the increase in selling, general, and administrative expenses included $22.0 million in additional salaries, bonus, and payroll related costs, $8.0 million in additional consulting fees, $7.3 million of additional marketing costs, $6.5 million in additional temporary labor costs, $5.6 million of additional legal fees, $4.5 million in additional incentive compensation paid to our sales personnel, and $3.0 million of additional software license costs.
Income from Equity Investments. Income from equity investments of $85.0 million for the nine months ended September 30, 2018 is solely related to our equity investment in Tandem Diabetes Care, Inc.

Other Income/(Expense). Other expense of $4.6 million for the nine months ended September 30, 2018 and other income of $3.5 million for the nine months ended September 30, 2017 was primarily related to foreign currency transaction gains and losses due the effects of foreign currency fluctuations.
Interest Income. Interest income was 6.2 million for the nine months ended September 30, 2018 compared to 1.9 million for the nine months ended September 30, 2017 and is related to our marketable securities portfolio.
Interest Expense. Interest expense was $14.5 million for the nine months ended September 30, 2018 compared to $8.1 million for the nine months ended September 30, 2017. The increase was primarily due to an additional $6.9 million of interest expense related to the 2022 Notes.
Income Tax Benefit. Income tax benefit was $2.2 million on a pre-tax income of $50.4 million, resulting in a negative effective tax rate of 4% for the nine months ended September 30, 2018, compared to income tax benefit of $16.4 million on a pre-tax loss of $57.2 million and an effective tax rate of 29% for the nine months ended September 30, 2017. The current period benefit is primarily attributable to the release of valuation allowance related to acquired intangible assets for which we have no tax basis, partially offset by state and foreign income tax expense. The income tax benefit from the same period in 2017 resulted from the one-time accounting for issuance of convertible debt.
If adequate positive evidence exists in future periods, including the existence of three-year cumulative income, then we will determine what portion, if any, of the valuation allowance will be released. A release of some or all of our valuation allowance will result in a material income tax benefit on our financial statements.

Liquidity and Capital Resources
We have incurred losses since our inception in May 1999. As of September 30, 2018, we had an accumulated deficit of $619.2 million and had working capital of $720.2 million. To date, we have funded our operations primarily through offerings of equity securities and debt, and the sales of our products.
In June 2016, we entered into a $200.0 million Credit Agreement, including a subfacility of up to $10.0 million for letters of credit, of which $5.6 million is still available. The revolving loans under the Credit Agreement will be available for general corporate purposes, including working capital and capital expenditures. In March 2017 we drew $75.0 million on the Credit Agreement under a six month term and we repaid the entire principal balance in May 2017. As of September 30, 2018 we had no outstanding borrowings under the Credit Agreement, and $195.6 million under the Credit Agreement remains available, which is reduced by outstanding letters of credit.
In May 2017, we completed an offering of $350.0 million aggregate principal amount of 0.75% convertible senior notes due 2022 (the "2022 Notes") and, in June 2017 the initial purchasers exercised their option to purchase an additional $50.0 million aggregate principal amount. The 2022 Notes have a stated interest rate of 0.75% and a maturity date of May 15, 2022. Holders may elect to convert any time after February 15, 2022 for shares. The 2022 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. We used a portion of the net proceeds of the offering of the 2022 Notes to repay $75 million of borrowings under our existing credit facility. The remainder of the proceeds are available for general corporate purposes and capital expenditures. We may also use the net proceeds to expand our current business through in-licensing or acquisitions of, or investments in, other businesses, products or technologies; however, we do not have any commitments with respect to any such acquisitions or investments at this time. We believe that in the event we were required to obtain additional financing, we would be able to do so at reasonable borrowing rates.
Our cash, cash equivalents and marketable securities totaled $668.7 million as of September 30, 2018. Our cash, cash equivalents, and marketable securities portfolio is primarily denominated in U.S. dollars and consists of investment grade, highly liquid securities of various holdings including obligations of U.S. government sponsored enterprises, commercial paper, corporate debt, money market funds and equity investments. The change in our cash, cash equivalents and marketable securities during the nine months ended September 30, 2018 was due to the factors described in the “Cash Flow Summary” below.
Cash Flow Summary
The following table sets forth a summary of our cash flows for the periods indicated (in millions):

	Nine Months Ended September 30,		Change
	2018	2017
Net cash provided by operating activities	$89.5	$50.8	$38.7
Net cash used in investing activities	$(170.7)	$(143.3)	$(27.4)
Net cash provided by financing activities	$8.8	$399.0	$(390.2)
As of September 30, 2018, we had $367.7 million of cash, cash equivalents and restricted cash compared to $441.5 million as of December 31, 2017, a decrease of $73.8 million. The cash flows during the nine months ended September 30, 2018 were related primarily to the following items:

Cash inflows:

•
Net cash provided by operating activities of $89.5 million comprised of net income of $52.6 million, $7.7 million changes in operating assets and liabilities, offset by $29.2 million of net adjustments to cash provided by operating activities. The $29.2 million of net adjustments to cash provided by operating activities include $114.1 million of non-cash expenses primarily related to share-based compensation, depreciation and amortization, and non-cash interest expense related to our senior convertible notes, partially offset by $40.8 million of unrealized non-cash gain on our equity investments and $44.1 million of realized gain on our equity investments which is reclassed from operating cash flows to investing cash flows. This realized gain is included in our net investing activities cash flows discussed in the "Cash outflows" section below associated with our marketable securities and other equity investments.

•	Proceeds from issuance of common stock of $10.6 million under our employee stock purchase plan and the exercise of stock options.

Cash outflows:

•	Capital expenditures of $49.4 million primarily related to purchase of facility related build-outs, office equipment and machinery and equipment.

•	Net cash outflow of $110.0 million of investing activities associated with our marketable securities and other equity investments.

•	Net cash outflow of $11.3 million related to an acquisition.

Net Cash Provided by Operating Activities. The increase in cash provided by operating activities was primarily due to a$93.4 million change from net loss to net income, $12 million net increase in non-cash expenses primarily related to depreciation and amortization, share-based compensation and non-cash interest on our convertible notes. These items were offset by $40.8 million of unrealized gain on our Tandem equity investment and $44.1 million of realized gain from the sale of our Tandem equity investment for the nine months ended September 30, 2018. The remaining change in our cash flows provided by operating activities was due to $18.2 million of deferred tax benefit for the nine months ended September 30, 2017 related to our senior convertible notes.

Net Cash Used in Investing Activities. The increase in cash used in investing activities was primarily related to a $15.1 million net cash outflows from purchases and sales associated with our marketable securities portfolio and $11.3 million cash used in an acquisition during the third quarter of 2018. The change of $15.1 million in net cash outflows from debt and equity investments includes $44.1 million of realized gain from the sale of our Tandem equity investment.
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
We believe that our cash, cash equivalents, marketable securities balances, projected cash contributions from our commercial operations and $200.0 million available under our Credit Agreement, of which $195.6 million remains available, will be sufficient to meet our anticipated cash requirements with respect to the continued scale-up of our commercialization activities, research and development activities, including clinical trials, the expansion of our marketing, manufacturing and corporate infrastructure, and to meet our other anticipated cash needs through at least through the next twelve months. If our available cash, cash equivalents and marketable securities are insufficient to satisfy our liquidity requirements, or if we develop additional products or new markets for our existing products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Our ability to transition to, and maintain profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we are unable to obtain additional financing, we may be required to reduce planned increases in compensation related expenses or other operating expenses related to research, development, and commercialization activities, which could have an adverse impact on our ability to achieve our intended business objectives.
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

Contractual Obligations
We are party to various purchase arrangements related to components used in manufacturing and research and development activities. As of September 30, 2018, we had firm purchase commitments with certain vendors totaling approximately $126.0 million due within one year. There are no material purchase commitments due beyond one year.
We are party to various leasing arrangements as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and Note 6 to our Consolidated Financial Statements in this Form 10-Q. We have not entered into any significant new leasing arrangements during the three and nine months ended September 30, 2018.
The following table summarizes our outstanding contractual obligations as of September 30, 2018 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in millions):

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$59.8	$2.6	$28.5	$19.3	$9.4
Senior convertible notes (1)	412.0	1.5	9.0	401.5	—
Purchase commitments	126.0	126.0	—	—	—
Total	$597.8	$130.1	$37.5	$420.8	$9.4

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
Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Our accounting policies and estimates which are most critical to a full understanding and evaluation of our reported financial results are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There were no material changes to our critical accounting policies during the nine months ended September 30, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, U.S. Treasury debt and corporate debt securities. We also may borrow funds through our credit facility that exposes our cash flow to interest rate risk. These borrowings are short term in nature and are risk based on market indices. Due to the short-term nature of our investments and borrowing, we do not believe that we have material exposure to interest rate risk.
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
On March 28, 2016, AgaMatrix, Inc. filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix. On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On February 24, 2017, the Court granted AgaMatrix’s motion to substitute WaveForm Technologies, Inc. (“WaveForm”) as the new plaintiff following AgaMatrix’s transfer of the three patents to its newly formed entity. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under U.S. patent law and those petitions were granted on March 6, 2017. On March 8, 2017, we filed a petition for inter partes review with the PTAB seeking a determination that the third of the three asserted patents is invalid under U.S. patent law. This petition was granted on September 15, 2017. Based on the PTAB’s orders granting these petitions, most activity in the patent infringement lawsuit against us in the District of Oregon has been stayed until the inter partes review by the PTAB is completed. The PTAB issued a Final Written Decision for each of the first two patents on February 28, 2018, where the PTAB found the majority of asserted claims from the first patent unpatentable and the remaining claims under review not unpatentable. The PTAB found all claims under review from the second patent not unpatentable. We believe the PTAB erred in finding any claims of the first two patents not unpatentable, and appealed the PTAB’s decision to the United States Court of Appeals for the Federal Circuit (“Federal Circuit”) on March 30, 2018. The PTAB issued a Final Written Decision for the third patent on September 12, 2018, where the PTAB found all claims of the third patent asserted against Dexcom in the District of Oregon litigation unpatentable. It is our position that Waveform’s assertions of infringement have no merit.
DexCom has also filed several lawsuits against AgaMatrix. DexCom filed a patent infringement lawsuit against Agamatrix in the United States District Court for the Central District of California (“C.D. Cal.”), which is currently on appeal to the Federal Circuit based on a Final Judgment of non-infringement entered by the C.D. Cal. judge on February 23, 2018. On September 15, 2017, DexCom filed a patent infringement lawsuit against AgaMatrix in the United States District Court for the District of Delaware, asserting certain single-point blood glucose monitoring products of AgaMatrix infringe two patents held by DexCom. In addition, on September 18, 2017, Dexcom filed a Complaint against AgaMatrix in the International Trade Commission (“ITC”) requesting the ITC institute an investigation and issue an order excluding certain products of AgaMatrix from importation into or sale in the United States based on AgaMatrix’s infringement of the same two patents asserted in the Delaware litigation. On September 14, 2018, AgaMatrix filed two petitions for inter partes review for each of the same two patents Dexcom asserted in the District of Delaware and the ITC.
On January 19, 2018, Arbmetrics, LLC filed a patent infringement lawsuit against us in the United States Southern District of California. On April 4, 2018, Arbmetrics filed a First Amended Complaint asserting the same patent. It is our position that Arbmetric’s assertions of infringement have no merit.
Neither the outcome of these lawsuits nor the amount and range of potential fees associated with the lawsuits can be assessed at this time. As of September 30, 2018, no amounts have been accrued in respect of these suits.
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
We have incurred operating losses in each year since our inception in May 1999, including operating losses of $21.7 million for the nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $619.2 million. We have financed our operations primarily through private and public offerings of equity securities and debt and the sales of our products. We have devoted substantial resources to:

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
We have entered into distribution arrangements to leverage established distributors already engaged in the diabetes marketplace. Our distribution agreements with Byram and affiliates and Cardinal Health and affiliates (including Edgepark Medical Supplies), our two most significant distributors, generated approximately 13% and 15%, respectively, of our total revenue during the nine months ended September 30, 2018. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. To the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States, Europe or other countries, our product margins could be lower than if we directly marketed and sold our products. To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and people with diabetes in Europe or other countries will largely depend on our ability to demonstrate their relative safety, efficacy, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe or other countries. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.
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
As of November 6, 2018, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our products by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on CGM devices, typically, though not exclusively, under durable medical equipment benefits, those coverage policies frequently require significant medical documentation in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. Moreover, it is not uncommon for federal and/or state agencies and their contractors to conduct periodic routine billing and compliance reviews that may entail extensive documentation requests, cooperation with which may require significant time and resources.
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
Our G4 Platinum and G5 Mobile continuous glucose monitoring systems are classified by the FDA as Class III Medical devices that require premarket approval or PMA. The PMA process requires us to prove the safety and efficacy of our systems to the FDA's satisfaction. This process can be expensive, prolonged and uncertain, requires detailed and comprehensive scientific and human clinical data, and may never result in the FDA granting a PMA. In March 2018, our G6 system received De Novo classification from the FDA to be a Class II medical device. The De Novo classification under the generic name “integrated continuous glucose monitoring system,” makes the G6 System a predicate device for future 510(k) submissions. Complying with this classification requires ongoing compliance with the general controls required by the federal Food Drug and Cosmetic Act and the special controls specified by the FDA's G6 order. Any future system or expanded indications for use of current generation systems will require approval of the applicable regulatory authorities. In addition, we intend to seek either 510(k) clearances or PMA approvals for certain changes and modifications to our existing software platform, but cannot predict when, if ever, those changes and modifications will be approved.
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
As of September 30, 2018, we believe that our current CGM products were exempt from the excise tax, except for our G4 PLATINUM system for professional use which is subject to the excise tax. The current tax liability related to our G4 PLATINUM system for professional use is immaterial, but may become material in the future. Notwithstanding our belief, if the IRS were to determine that this tax applies to any of our current or future products, our future operating results could be harmed, which in turn could cause the price of our stock to decline. In addition, because of the uncertainty surrounding these issues, the impact of this tax has not been reflected in our forward guidance.
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
Our products are purchased principally by individual patients, who may be eligible for insurance coverage of their devices from various third-party payors, such as governmental programs (e.g., Medicare, Medicaid and comparable non-U.S. programs), private insurance plans, and managed care plans. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payors is critical because it affects which products customers purchase and the prices they are willing to pay. As a result, our products are subject to regulation regarding quality and cost by the U.S. Department for Health & Human Services, including CMS, as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care goods and services. The principal U.S. federal laws that implicate reimbursement issues include those that prohibit (i) the filing of false or improper claims for federal payment, known as the federal civil False Claims Act, (ii) unlawful inducements for the referral of business reimbursable under federally-funded health care programs, known as the federal health care program Anti-Kickback Statute, and (iii) health care service providers from seeking reimbursement for providing certain services to a patient who was referred by a physician who has certain types of direct or indirect financial relationships with the service provider, known as the physician self-referral law, or the “Stark Law.” Many states have similar laws that apply to reimbursement by state Medicaid and other government-funded programs, as well as, in some cases, to all payors. In addition, the federal overpayment statute, as interpreted by CMS, requires the report and return of identified overpayments received from federal health care programs within 60 days of identification and quantification, and requires the exercise of reasonable diligence to investigate credible information regarding potential overpayments. Insurance companies can also bring a private cause of action claiming treble damages against a manufacturer for causing a false claim to be filed under the federal Racketeer Influenced and Corrupt Organizations Act, or RICO. Additionally, as a manufacturer of U.S. FDA‑approved devices reimbursable by federal healthcare programs, we are subject to the federal Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals.
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
We and our suppliers are also required to comply with the FDA's Quality System Regulation, or QSR, and other regulations which cover the methods and documentation of the design, testing, production, control, selection and oversight of suppliers or contractors, quality assurance, labeling, packaging, storage, complaint handling, shipping and servicing of our products. The FDA enforces the QSR through unannounced inspections. We currently manufacture a significant amount of our products at our headquarters facilities in San Diego, California. In these facilities we have more than 28,000 square feet of laboratory space and approximately 18,000 square feet of controlled environment rooms. During a routine FDA post-market inspection ending on March 29, 2016, the FDA issued a Form 483 with one observation regarding the DexCom MDR procedure specific to retrospective MDR filing when a change in complaint reportability is made. On April 19, 2016 DexCom responded to this observation. On June 2, 2016 we received a copy of the final Establishment Inspection Report from the FDA, which we believe reflects the resolution of this observation without further FDA action.
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
On March 28, 2016, AgaMatrix, Inc. filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix.  On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On February 24, 2017, the Court granted AgaMatrix’s motion to substitute WaveForm Technologies, Inc. (“WaveForm”) as the new plaintiff following AgaMatrix’s transfer of the three patents to its newly formed entity. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under the U.S. patent law and those petitions were granted on March 6, 2017. On March 8, 2017, we filed a petition for inter partes review with the PTAB seeking a determination that the third of the three asserted patents is invalid under U.S. patent law. This petition was granted on September 15, 2017. Based on the PTAB’s orders granting these petitions, most activity in the patent infringement lawsuit against us in the District of Oregon has been stayed until the inter partes review by the PTAB is completed. The PTAB issued a Final Written Decision for each of the first two patents on February 28, 2018, where the PTAB found the majority of asserted claims from the first patent unpatentable and the remaining claims under review not unpatentable. The PTAB found all claims under review from the second patent not unpatentable. We believe the PTAB erred in finding any claims of the first two patents not unpatentable, and appealed the PTAB's decision to the United States Court of Appeals for the Federal Circuit (“Federal Circuit”) on March 30, 2018. The PTAB issued a Final Written Decision for the third patent on September 12, 2018, where the PTAB found all claims of the third patent asserted against Dexcom in the District of Oregon litigation unpatentable. . It is our position that Waveform’s assertions of infringement have no merit.
DexCom has also filed several lawsuits against AgaMatrix. DexCom filed a patent infringement lawsuit against Agamatrix in the United States District Court for the Central District of California (“C.D. Cal.”), which is currently on appeal to the Federal Circuit based on a Final Judgement of non-infringement entered by the C.D. Cal. judge on February 23, 2018. On September 15, 2017, DexCom filed a patent infringement lawsuit against AgaMatrix in the United States District Court for the District of Delaware, asserting certain single-point blood glucose monitoring products of AgaMatrix infringe two patents held by

DexCom. In addition, on September 18, 2017, Dexcom filed a Complaint against AgaMatrix in the International Trade Commission (“ITC”) requesting the ITC institute an investigation and issue an order excluding certain products of AgaMatrix from importation into or sale in the United States based on AgaMatrix’s infringement of the same two patents asserted in the Delaware litigation. On September 14, 2018, AgaMatrix filed two petitions for inter partes review for each of the same two patents Dexcom asserted in the District of Delaware and the ITC.
On January 19, 2018, Arbmetrics, LLC filed a patent infringement lawsuit against us in the United States Southern District of California. On April 4, 2018, Arbmetrics filed a First Amended Complaint asserting the same patent. It is our position that Arbmetrics' assertions of infringement have no merit.
Neither the outcome of these lawsuits nor the amount and range of potential fees associated with the lawsuits can be assessed at this time. As of September 30, 2018, no amounts have been accrued in respect of these suits.
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
The market for glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In selling the G4 PLATINUM, G5 Mobile and G6 systems, we compete directly with Roche Diabetes Care, a division of Roche Diagnostics; privately-held LifeScan, Inc.; the Diabetes Care division of Abbott Laboratories, and Ascensia Diabetes Care, each of which manufactures and markets products for the single-point finger stick device market. Collectively, these companies currently account for the majority of the worldwide sales of self-monitored glucose testing systems.
Several companies are developing or commercializing short-term continuous or intermittent glucose monitoring products that compete directly with our products. Medtronic, Inc. received FDA approval to commercialize a standalone continuous glucose monitoring product called Guardian Connect in March 2018. In 2015, Abbott Diabetes Care, Inc. launched a consumer flash glucose monitoring system, FreeStyle Libre, outside the United States. Abbott received FDA approval for a blinded, professional-use version of this system in September 2016 and FDA approval for the consumer flash glucose monitoring system in the United States in September 2017, followed by approval for a 14-day version of the system in August 2018. Senseonics Holdings, Inc. obtained FDA approval for its implantable CGM system, Eversense®, in June 2018, and received CE Mark for its Eversense® XL system in September 2017. In addition, we believe that others are developing invasive and non-invasive continuous glucose monitoring systems. We cannot predict if other competitors will receive approval by the FDA or other regulatory authorities for their products or the timing of such approvals.
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
Some of the companies developing or marketing competing devices are publicly traded or divisions of publicly traded companies, and these companies possess several competitive advantages over us, including:

•	significantly greater name recognition;

•	established relations with healthcare professionals, customers and third-party payors;

•	established distribution networks;

•	additional lines of products, and the ability to bundle products to offer higher discounts or incentives to gain a competitive advantage;

•	greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products and marketing approved products;

•	the ability to integrate multiple products to provide additional features beyond continuous glucose monitoring; and

•	greater financial and human resources for product development, manufacturing, sales and marketing, and patent litigation.
As a result, we may not be able to compete effectively against these companies or their products, which may adversely impact our business.
We enter into collaborations with third parties that may not result in the development of commercially viable products or the generation of significant future revenues.
In the ordinary course of our business, we enter into collaborative arrangements to develop new products and to pursue new markets, such as our agreements with Eli Lilly, Insulet, Novo Nordisk and Tandem to integrate our continuous glucose monitoring technology into their insulin delivery systems, and our agreement with Verily to develop a series of next-generation continuous glucose monitoring products. Our Eli Lilly, Insulet, Novo Nordisk and Verily collaborations have not yet resulted in a commercial product. In June 2018, Tandem received FDA approval for its latest sensor-augmented insulin delivery system, the t:slim X2™ Insulin Pump Basal-IQTM technology, which integrates with our G6 system.

As a result of these development relationships, our operating results depend, to some extent, on the ability of our development partners to successfully commercialize their insulin delivery systems or monitoring products. Any factors that may limit our partners’ ability to achieve widespread adoption of their systems, including competitive pressures, technological breakthroughs for the treatment or prevention of diabetes, adverse regulatory or legal actions relating to insulin pump products, or changes in reimbursement rates or policies of third-party payors relating to insulin pumps or similar products, could have an adverse impact on our operating results. For example, Animas announced in September 2017 that it has discontinued the manufacturing and sale of Animas® Vibe® and OneTouch Ping® insulin pumps, and then exited the insulin pump business. Animas selected Medtronic as its partner to facilitate a seamless transition for patients, caregivers and healthcare providers. Patients using an Animas insulin pump are offered the option to transfer to a Medtronic pump. As Animas Vibe is compatible with DexCom’s products, and Animas has served as a distributor for our products in certain geographies, the transition of Animas customers to Medtronic pumps, which are not integrated with our sensors, may adversely impact our revenues. As another example, UnitedHealthcare announced, effective July 1, 2016, that UnitedHealthcare Community Plan and Commercial members will no longer have an in-network choice among providers of insulin pumps, and designated Medtronic as its preferred, in-network provider. We do not have a relationship to integrate our CGM technology with Medtronic, which has developed an insulin pump augmented with its proprietary continuous glucose monitoring system. The decision by UnitedHealthcare to establish Medtronic as its preferred provider of insulin pumps could result in a material reduction in the number of insulin pumps sold by other insulin pump manufacturers, including Tandem and Insulet. In addition, it is possible that other large third-party payors will establish preferred providers of insulin pumps, which may or may not include the pumps produced by our development partners.
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
The glucose monitoring market is subject to rapid technological change and product innovation. Our products are based on our proprietary technology, but a number of companies and medical researchers are pursuing new technologies for the monitoring of glucose levels. FDA or other regulatory approval of a commercially viable continuous glucose monitor or sensor produced by one of our competitors could significantly reduce market acceptance of our systems. As discussed above in the risk factor entitled “We operate in a highly competitive market and face competition from large, well-established medical device manufacturers with significant resources, and, as a result, we may not be able to compete effectively,” several of our competitors are in various stages of developing continuous or intermittent glucose monitors or sensors, including non-invasive and invasive devices, and the FDA has approved a number of these competing products. In addition, certain development efforts throughout the diabetes industry, including that of the National Institutes of Health and other supporters of diabetes research are continually seeking ways to prevent, cure or improve treatment of diabetes. Therefore, our products may be rendered obsolete by technological breakthroughs in diabetes monitoring, treatment, prevention or cure.
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
We may be subject to claims against us even if the apparent injury is due to the actions of others or misuse of the device. Our customers, either on their own or following the advice of their physicians, may use our products in a manner not described in the products' labeling and that differs from the manner in which it was used in clinical studies and approved by the FDA. For example, our current systems are designed to be used by an individual continuously for up to seven days for our G4 PLATINUM and the G5 Mobile systems and up to 10 days for our G6 system, but the individual might be able to circumvent the safeguards designed into the systems and use the products for longer than seven days. Off-label use of products by customers is common, and any such off-label use of our products could subject us to additional liability. The CE Mark and the recent HealthCanada and FDA approvals for our G5 Mobile system include indications that allow patients to make diabetes treatment decisions based on the information generated by such system, although both regulators still require finger stick calibrations twice per day. In addition, other regulatory agencies may in the future approve similar diabetes treatment indications. We expect that such diabetes treatment indications could expose us to additional liability. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial volunteers or result in reduced acceptance of our products in the market.
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
The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act (“HIPAA”), as amended, and implementing regulations, extensively regulate the use and disclosure of individually identifiable health information, known as “protected health information,” and require covered entities, including health plans and most health care providers, to implement administrative, physical and technical safeguards to protect the security of such information. Certain provisions of the security and privacy regulations apply to business associates (entities that handle protected health information on behalf of covered entities), and business associates are subject to direct liability for violation of these provisions. In addition, a covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. We are also subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information that may be more onerous than corresponding U.S. laws, including in particular the laws of Europe.
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
Our operations in countries outside the United States, which accounted for approximately 23% of our revenues for the nine months ended September 30, 2018, are accompanied by certain financial and other risks. In addition to opening offices in the United Kingdom, Germany and Canada, in connection with distributor acquisitions and otherwise, we intend to continue to pursue growth opportunities in sales outside the United States, especially in Europe, which could expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	local product preferences and product requirements;

•	longer-term receivables than are typical in the United States;

•	fluctuations in foreign currency exchange rates;

•	less intellectual property protection in some countries outside the United States than exists in the United States;

•	trade protection measures and import and export licensing requirements;

•	workforce instability;

•	fluctuations in trade policy and tariff regulations;

•	political and economic instability; and

•	the potential payment of U.S. income taxes on certain earnings of our subsidiaries outside the United States upon repatriation.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future. From January 1, 2018 through November 6, 2018, the closing price of our common stock on the Nasdaq Global Select Market was as high as $146.87 per share and as low as $52.25 per share.
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
We have entered into a revolving credit agreement and a pledge and security agreement with JPMorgan Chase Bank and four other lenders to fund our business operations. These agreements impose numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of September 30, 2018, we were in compliance with the covenants imposed by the loan and security agreement. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
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
In May 2017, we completed an offering of $350.0 million aggregate principal amount of 0.75% convertible senior notes due 2022 (“Notes”) and, in June 2017 the initial purchasers exercised their option to purchase an additional $50.0 million aggregate principal amount of notes (“Notes Offering”). As a result of the Notes Offering, we incurred $400.0 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2022. Holders of the notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any. In addition, the indenture for the notes provides that we are required to repay amounts due under the indenture in the event that there is an event of default for the notes that results in the principal, premium, if any, and interest, if any, becoming due prior to maturity date for the notes. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.
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

DEXCOM, INC. (Registrant)

Dated: November 6, 2018	By:	/s/ KEVIN R. SAYER
Kevin R. Sayer, President & Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2018	By:	/s/ QUENTIN S. BLACKFORD
Quentin S. Blackford, Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)