Form 10-K
period 2018-12-31
DEXCOM INC
filed 2019-02-21
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Yes  ☐    No   ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐    Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $8.276 billion based on the closing sales price of $94.98 per share as reported on the Nasdaq Global Select Market.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2019
Common stock, $0.001 par value per share	90,001,767

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2019 Annual Meeting of Stockholders (the Proxy Statement) are incorporated by reference in Part III, Items 10 through 14 of this Annual Report on Form 10-K, as specified in the responses to those item numbers. Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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
Overview
We are a medical device company primarily focused on the design, development and commercialization of continuous glucose monitoring, or CGM, systems for use by people with diabetes and by healthcare providers. We received approval from the United States (U.S.) Food and Drug Administration, or FDA, and commercialized our first product in 2006. We launched our latest generation system, the DexCom G6® integrated Continuous Glucose Monitoring System, or G6, in 2018. Unless the context requires otherwise, the terms “we,” “us,” “our,” the “company,” or “DexCom” refer to DexCom, Inc. and its subsidiaries.
Products
DexCom G6®
In March 2018, we obtained marketing authorization from the FDA for the G6 via the de novo process. The G6 is the first type of continuous glucose monitoring system permitted by the FDA to be used as part of an integrated system with other compatible medical devices and electronic interfaces, which may include automated insulin dosing systems, insulin pumps, blood glucose meters or other electronic devices used for diabetes management. G6 and substantially equivalent devices of this generic type that may later receive marketing authorization are referred to as integrated continuous glucose monitoring systems or iCGMs, and have been classified as Class II devices. Along with this classification, the FDA established criteria, called special controls, which outline requirements for assuring CGM accuracy, reliability and clinical relevance, and which also describe the type of studies and data required to demonstrate acceptable CGM performance.
The G6 is designed to allow our transmitter to run an algorithm to generate a glucose value and to communicate directly to a patient’s compatible mobile device, including iPhone®, iPod touch®, iPad®, and certain Android® mobile devices. A patient’s glucose data can also be displayed on wearable devices, like the Apple Watch® and Wear OS by Google devices. The G6 transmitter has a labeled useful life of three months. Data from the G6 can be integrated with DexCom CLARITY®, our cloud-based reporting software, for personalized, easy-to-understand analysis of trends that may improve diabetes management. In June 2018, we received Conformité Européenne Marking, or CE Mark, approval for the G6, which allows us to market the system in the European Union and the countries in Asia and Latin America that recognize the CE Mark, as well as New Zealand (subject to compliance with certain local administrative requirements) though certain countries may require additional marketing authorizations (for example, the inclusion of medical devices on the Australian Register of Therapeutic Goods in Australia).
The sensor is inserted by the user and is intended to be used continuously for up to ten days, after which it may be replaced with a new disposable sensor. Our transmitter is reusable until it reaches the end of its use life. Our receiver is also reusable. As we establish an installed base of customers using our products, we expect to generate an increasing portion of our revenues through recurring sales of our disposable sensors.

The G6 carries forward important features of prior generation DexCom CGM systems:

•	Continuous glucose readings. Automatically sends glucose readings to a DexCom receiver or compatible mobile device every five minutes.

•	Mobile app and sharing. Compatibility with mobile device applications allows for sharing glucose information with up to five people for added support.

•	Customizable alarms and alerts. Personalized alert schedule immediately warns the user of pending dangerous high and low blood sugars.

•	Third-party reimbursement. In the United States, the G6 is covered by those commercial insurers that reimburse for the G5 Mobile, as well as Medicare.
The G6 also has a number of new or improved features compared to our prior generation devices:

•	Finger stick elimination. No finger sticks are needed for calibration or diabetes treatment decisions, consistent with the instructions for use.

•	Easy sensor application. Complete redesign of the sensor applicator allows for one-touch, simple insertion.

•	Discreet and low profile. A redesigned transmitter with a 28% lower profile than the previous generation DexCom CGM makes the device comfortable and easy to wear under clothing.

•	Medication blocking. New feature allows for more accurate glucose readings without interference from medications taken at typical indication doses, such as acetaminophen.

•	Predictive low alert. New alert feature intended to predict hypoglycemia before it hits to help avoid dangerous low blood sugar events.

•	Extended 10-day sensor. 10-day sensor allows for 43% longer wear than previous generation DexCom CGMs.
Except with respect to the foregoing, the G6 is equivalent to our prior generation CGM systems in its technical capabilities and its indications, except that since the G6 is classified by the FDA as a Class II device, it is subject to special controls and modifications of or revisions to the device may be made under the 510(k) process.
DexCom G5® Mobile
In August 2015, we received approval from the FDA for the DexCom G5 Mobile Continuous Glucose Monitoring System, also referred to as the G5 Mobile. The G5 Mobile is designed to allow our transmitter to run the Software 505 algorithm, and to communicate directly to a patient’s compatible mobile device, including iPhone, iPod touch, iPad, and certain Android mobile devices. The G5 Mobile transmitter has a labeled useful life of three months. Data from the G5 Mobile can be integrated with DexCom CLARITY. In September 2015, we launched the G5 Mobile in certain countries in Europe.
Similar to the G6, the disposable sensor is inserted by the user and is intended to be used continuously for up to seven days, after which it may be replaced with a new sensor. The related transmitter is reusable until it reaches the end of its use life, and the related receiver is also reusable. In December 2016, the FDA approved the G5 Mobile as the first CGM system in the United States to have a non-adjunctive indication. The non-adjunctive indication expands the lawfully permitted use of the G5 Mobile as a replacement to finger stick glucose testing for diabetes treatment decisions. With the new label indication, the G5 Mobile only requires two finger sticks per day for calibration. In the countries and regions outside of the United States that recognize the CE Mark, as well as the United States and Canada, the G5 Mobile also does not require confirmatory finger sticks when making treatment decisions, although a minimum of two finger sticks a day remain necessary for calibration. Approval of the non-adjunctive indication also was an important and necessary step in enabling people with Medicare to access CGM.
Except with respect to the foregoing, the G5 Mobile is functionally equivalent to our earlier generation CGM systems in its technical capabilities and its regulatory requirements and indications.
DexCom G4® PLATINUM
The DexCom G4 PLATINUM CGM system, or G4 PLATINUM, replaced our DexCom SEVEN PLUS system beginning in 2012, when it was approved for up to seven days of continuous use by adults with diabetes. Since 2012, we have marketed the G4 PLATINUM under a CE Mark in the European Union, the countries in Asia and Latin America that recognize the CE Mark, New Zealand and Australia, and in the United States with approval from the FDA. We received approvals for a pediatric indication under the CE Mark in February 2013 and from the FDA in February 2014, enabling us to market and sell this system to persons two years old and older who have diabetes. In June 2014, we received approval from the FDA for an expanded indication for the G4 PLATINUM for professional use, which allows healthcare professionals to purchase the G4 PLATINUM system for use with multiple patients. Healthcare professionals can use the insights gained from a G4 PLATINUM professional session to adjust therapy and to educate and motivate patients to modify their behavior after viewing the effects that specific foods, exercise, stress and medications have on their glucose levels. In October 2014, we launched our Software 505 algorithm for the G4 PLATINUM, an algorithm which enabled our systems to achieve a single digit MARD – a measure of the accuracy of continuous glucose monitoring.
DexCom Share®
In 2015, we received approval from the FDA for the G4 PLATINUM with DexCom Share, or Share, and began commercializing this product in the United States in the first quarter of 2015 using a secure wireless connection between a patient’s G4 PLATINUM receiver and an app. We now offer this feature through the G6 and the G5 Mobile apps as well as the Share2 app, which works with the G4 PLATINUM receiver with Share. The Share remote monitoring system uses an app on the patient’s iPhone, iPod touch, iPad or Android mobile device to transmit glucose information to the cloud and then to apps on the mobile devices of up to five designated recipients, or “followers,” who can remotely monitor a patient’s glucose information and receive alert notifications anywhere they have an Internet or cellular connection. A patient’s glucose data can also be displayed on a patient’s or follower’s wearable device, such as the Apple Watch and Wear OS by Google devices, when used in conjunction with the patient’s or follower’s iPhone or Android mobile device.
Data and Insulin Delivery Collaborations
We have entered into multiple collaboration agreements that leverage our technology platform to integrate our continuous glucose monitoring products with insulin delivery systems. The general purpose of these development and commercial relationships is to integrate our technology into the insulin pump or pen product offerings of the respective partner, enabling the partner’s insulin delivery device to receive and display glucose readings from our transmitter and, in some cases, use the glucose readings for semi-automated insulin delivery. Currently, we have announced significant insulin delivery partnerships with Eli Lilly, Insulet, Novo Nordisk and Tandem Diabetes. In addition to these major partners, we are working with other companies that are pursuing varying strategies surrounding semi-automated insulin delivery and data analytics to improve outcomes and ease-of-use in diabetes management.
Verily Collaboration
On November 20, 2018, we entered into an Amended and Restated Collaboration and License Agreement with Verily Life Sciences LLC (an Alphabet Company) and Verily Ireland Limited (collectively, Verily), which we refer to as the Restated Collaboration Agreement. This replaced our original Collaboration and License Agreement with Verily from August 2015, as amended in October 2016, and eliminated any future royalty obligations under the original agreement. Pursuant to the Restated Collaboration Agreement, we and Verily have agreed to continue to jointly develop a certain next-generation CGM product, and potentially one or more additional CGM products, for which we will have exclusive commercialization rights.
The Restated Collaboration Agreement also provides us with an exclusive license to use intellectual property of Verily resulting from the collaboration, and certain Verily patents, in the development, manufacture and commercialization of blood-based or interstitial glucose monitoring products more generally (subject to certain exclusions, which are outside the CGM field as it is commonly understood). It also provides us with non-exclusive license rights under Verily’s other intellectual property rights to develop, manufacture, and commercialize those kinds of glucose monitoring products and certain CGM-product companion software functionalities. The Restated Collaboration Agreement requires us to use commercially reasonable efforts to develop, launch, and commercialize the CGM product(s) that are the subject of the collaboration according to certain timing and other objectives, and provides for one executive sponsor from each of us and Verily to meet periodically and make decisions related to the collaboration (within a limited scope of authority) by consensus.
In consideration of Verily’s performance of its obligations under the joint development plan of the Restated Collaboration Agreement, the licenses granted to us and the amendment of the original agreement, we made an upfront payment, and will make potential future milestone and incentive payments upon the achievement of certain goals, as follows:

•
On December 28, 2018, we made an initial payment of $250 million in shares of our common stock, calculated under the Restated Collaboration Agreement to be 1,840,943 shares of our common stock, allocated between Verily and Onduo, LLC, subject to certain transfer restrictions.

•
Additional milestone payments of up to $275 million may become due and payable by us upon the achievement of future product regulatory approval and revenue milestones. At our election, we may make these milestone payments in shares of our common stock, also allocated between Verily and Onduo, LLC, with the number of shares being calculated based on the same share value that was used for purposes of the initial payment, adjusted for stock splits, dividends, and the like, subject to customary closing conditions, including any required antitrust approvals applicable to the issuance of such shares. Alternatively, at our election, we may make any of these milestone payments in cash. Any such cash payment would be equal to the number of shares that would otherwise be issued for the given milestone payment (calculated as described above) multiplied by the value of our stock on the date the relevant milestone is achieved, adjusted for stock splits, dividends, and the like.

•	An additional payment of up to $5 million will become due and payable by us as an incentive payment if Verily completes its development obligations at least thirty days before an agreed-upon deadline.
Future Products
We plan to develop future generations of technologies focused on improved performance and convenience and that will enable intelligent insulin administration. We also are aggressively exploring how to extend our offerings to other opportunities, including for people with Type 2 diabetes that are non-insulin using, people with pre-diabetes, people who are obese, people with gestational diabetes and in the hospital setting. We will continue to develop a networked platform with open architecture, connectivity and transmitters capable of communicating with other devices and software systems. We also intend to expand our efforts to accumulate CGM patient data and metrics and apply predictive modeling and machine learning to generate interactive CGM insights that can inform patient behavior.
Our product development timelines depend on our ability to achieve clinical endpoints, regulatory and legal requirements and to overcome technology challenges. Product development timelines may be delayed due to extended regulatory approval timelines, scheduling issues with patients and investigators, requests from institutional review boards, sensor performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts are successful, the FDA may not approve, clear or otherwise authorize our products, and even if authorized, we may not achieve acceptance in the marketplace by physicians and people with diabetes.
Background
Diabetes is a disease with significant adverse consequences for human health throughout the world. The International Diabetes Federation, or IDF, estimates that in 2017, 425 million people around the world had diabetes, and the Centers for Disease Control, or CDC, estimates that in 2017, diabetes affected 30.3 million people in the United States, of which 7.2 million were undiagnosed. IDF estimates that by 2045, the worldwide incidence of people suffering from diabetes will reach 629 million. According to the CDC‘s National Vital Statistics Reports for 2015, diabetes was the seventh leading cause of death by disease in the United States. According to the Congressional Diabetes Caucus website, diabetes is the leading cause of kidney failure, adult-onset blindness, lower-limb amputations, and significant cause of heart disease and stroke, high blood pressure and nerve damage. According to the IDF, there were an estimated 4 million deaths attributable to diabetes globally in 2017 between the ages of 20 and 79 years. The American Diabetes Association, or ADA, Fast Facts, revised in August 2017, states that diabetes is the primary cause of death for more than 80,000 Americans each year, and contributes to the death of more than 250,000 Americans annually. According to an article published in The New England Journal of Medicine in November 2014, excess mortality for people with diabetes with ages of less than 30 years is largely explained by acute complications of diabetes.
Among people of all ages, 2017 data indicated the following: An estimated 24.7 million people or 7.6% of the U.S. population had been diagnosed with diabetes. In addition to those newly diagnosed, the Congressional Diabetes Caucus website reports that every 24 hours there are: 238 amputations in people with diabetes, 120 people who enter end-stage kidney disease programs, and 48 people who go blind.
According to the ADA, one in every four healthcare dollars was spent on treating people with diabetes in 2017, and the direct medical costs and indirect expenditures attributable to diabetes in the United States were an estimated $327 billion, an inflation-adjusted increase of approximately 26% since 2012. Of the $327 billion in overall expenses, the ADA estimated that approximately $237 billion were direct costs associated with diabetes care, chronic complications and excess general medical costs, and $90 billion were indirect costs. The ADA also found that average medical expenditures among people with diagnosed diabetes were 2.3 times higher than for people without diabetes in 2017. According to the IDF, 2017 expenditures attributable to diabetes were estimated to be $727 billion globally. The IDF estimates that expenditures attributable to diabetes will grow to $776 billion globally by 2045.

Continuous Glucose Monitoring
We believe continuous glucose monitoring has the potential to enable more people with diabetes to achieve and sustain tight glycemic control. The landmark 1993 Diabetes Control and Complications Trial, or DCCT, demonstrated that improving blood glucose control lowers the risk of developing diabetes-related complications by up to 50%. The study also demonstrated that people with Type 1 diabetes achieved sustained benefits with intensive management. Yet, according to an article published in the Journal of the American Medical Association in 2004, less than 50% of diabetes patients were meeting ADA standards for glucose control (A1c), and only 37% of people with diabetes were achieving their glycemic targets. According to an article published in The New England Journal of Medicine in November 2014, in two national registries, only 13% to 15% of people with diabetes met treatment guidelines for good glycemic control, and more than 20% had very poor glycemic control. The CDC estimated that as of 2010, 63.6% of all adults with diabetes were monitoring their blood glucose levels on a daily basis, with a substantially higher percentage for insulin-requiring patients.
Various clinical studies also demonstrate the benefits of continuous glucose monitoring and that continuous glucose monitoring is equally effective in patients who administer insulin through multiple daily injections or through use of continuous subcutaneous insulin infusion pumps. Results of a Juvenile Diabetes Research Foundation, or JDRF, study published in the New England Journal of Medicine in 2008, and the extension phase of the study, published in Diabetes Care in 2009, demonstrated that continuous glucose monitoring improved A1c levels and reduced incidence of hypoglycemia for patients over the age of 25 and for all patients of all ages who utilized continuous glucose monitoring regularly. In 2016, the first and only randomized, controlled study focusing solely on the benefit of continuous glucose monitoring for diabetes patients using multiple daily injections, or MDI, insulin therapy showed DexCom CGM System users on MDI achieved a one percent average A1c reduction after 24 weeks of regular use, compared to their baseline. Study participants also increased time spent in their target A1c range and spent less time in hypoglycemia and hyperglycemia when they used a DexCom CGM System compared to those who used only a standard blood glucose meter to monitor their glucose. This DIaMonD (Multiple Daily Injections and Continuous Glucose Monitoring in Diabetes) study is the first-of-its-kind in demonstrating the impact of CGM only, without insulin pumps or other therapeutic interventions, on A1c and hypoglycemia in participants using a multiple daily injection insulin regimen.
Our current target market consists primarily of people with Type 1 and Type 2 diabetes who utilize insulin pump therapy or who utilize multiple daily insulin injections. We have recently begun to target people with Type 2 diabetes on multiple daily injection therapy and expect to expand our target market to include all people with diabetes, people with pre-diabetes and people who are obese. Although the majority of our revenue has been generated in the United States, we have expanded our operations to include Canada, Australia, New Zealand, and certain countries in Europe, Asia, the Middle East, Latin America and Africa.
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
Product revenues are generated from the sale of durable continuous glucose monitoring systems (receivers and transmitters) and disposable sensors through a direct sales force in the United States, the United Kingdom, Germany, Switzerland, Austria and Canada as well as through distribution arrangements in the United States, Canada, Australia, New Zealand, and certain countries in Europe, Asia, Latin America, the Middle East and Africa.
Market Opportunity
Diabetes
Diabetes is a chronic, life-threatening disease for which there is no known cure. The disease is caused by the body’s inability to produce or effectively utilize the hormone insulin. This inability prevents the body from adequately regulating blood glucose levels. Glucose, the primary source of energy for cells, must be maintained at certain concentrations in the blood in order to permit optimal cell function and health. Normally, the pancreas provides control of blood glucose levels by secreting the hormone insulin to decrease blood glucose levels when concentrations are too high. In people with diabetes, the body does not produce sufficient levels of insulin, or fails to utilize insulin effectively, causing blood glucose levels to rise above normal. This condition is called hyperglycemia and often results in acute complications as well as chronic long-term complications such as heart disease, limb amputations, loss of kidney function and blindness. When blood glucose levels are high, people with diabetes often administer insulin in an effort to decrease blood glucose levels. Unfortunately, insulin administration can drive blood glucose levels below the normal range, resulting in hypoglycemia. In cases of severe hypoglycemia, people with diabetes risk acute complications, such as loss of consciousness or death. Due to the drastic nature of acute complications associated with hypoglycemia, many people with diabetes are reluctant to reduce blood glucose levels. Consequently, these individuals often remain in a hyperglycemic state, increasing their odds of developing long-term chronic complications. Diabetes is typically classified into two major groups: Type 1 and Type 2.
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
According to JDRF, 40,000 people are diagnosed with Type 1 diabetes each year in the United States and between the years 2001 and 2009 there was a 21% increase in the prevalence of Type 1 diabetes in people under the age of 20. In addition, according to the National Diabetes Statistics Report in 2009, there were an estimated 18,436 people younger than the age of 20 years old were diagnosed with Type 1 diabetes in the United States.
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
Type 2 diabetes is occurring with increasing frequency in young people, with the increase in prevalence related to an increase in obesity amongst children. According to the CDC, as of 2016, approximately 18.5% of children and adolescents aged 2-19 years, or 13.7 million children, in the United States were obese. Childhood obesity has more than doubled in children and quadrupled in adolescents in the past 30 years.
Diabetes and Glucose Management in the Hospital Setting
There are various subgroups of people with diabetes, including in-hospital patients, who present significant management challenges. According to the ADA, diabetes-related inpatient hospitalizations totaled 40.3 million days and 22.2 million outpatient visits in 2017, with outpatient visits increasing 48% since 2012. Additionally, market research shows that over 1.6 million patients are admitted with hyperglycemia prior to elective surgery, which results in delays and increased length of stay. Once admitted, studies conducted by Hospital Health Network in 2013 and AACE in 2011 suggest that approximately 28% of patients experience hyperglycemia and 5% of patients experience hypoglycemia, both of which are preventable. After discharge, patients who experienced hyperglycemia or hypoglycemia in the hospital have a higher rate of readmission within 30 days. Approximately 30% of all health care expenditures incurred by people with diabetes come from higher rates of hospital admission and longer average lengths of stay per admission, constituting the single largest contributor to the medical cost of diabetes. Of the projected $486 billion in national expenditures for hospital inpatient care in 2017, approximately $123 billion is incurred by people who have diabetes, of which $70 billion is directly attributed to their diabetes.
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

The DexCom Solution
Our G4 PLATINUM, G5 Mobile and G6 systems offer the following advantages to people with diabetes:

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

•
Access to Real-Time Values, Trend Information and Alerts. At their fingertips, people with diabetes can view their current glucose value, along with a graphical display of the historical trend information on our receiver or alternate display device. Without continuous monitoring, the individual is often unaware if his or her glucose is rising, declining or remaining constant. Access to continuous real-time glucose measurements provides people with diabetes information that may aid in attaining better glucose control. Additionally, our G4 PLATINUM, G5 Mobile and G6 systems alert people with diabetes when their glucose levels approach inappropriately high or low levels so that they may intervene.

•
Intuitive User Interface. We have developed a user interface that we believe is intuitive and easy to use. The G5 Mobile and G6 receiver are compact with an easy-to-read color display, simple navigation tools, audible alerts and graphical display of trend information. Similar benefits are available via the interfaces we have made available on compatible mobile devices. These devices can serve as substitutes for our receivers or alternate display units in certain geographies.

•
Convenience and Comfort. Our G4 PLATINUM, G5 Mobile and G6 systems provide people with diabetes with the benefits of continuous monitoring, without having to perform finger stick tests for every measurement. Additionally, the disposable sensor that is inserted under the skin is a very thin wire, minimizing potential discomfort associated with inserting or wearing the disposable sensor. The external portion of the sensor, attached to the transmitter, is small, has a low profile and is designed to be easily worn under clothing. The wireless receiver is the size of a small smart phone and can be carried discreetly in a pocket or purse. We believe that convenience is an important factor in achieving widespread adoption of a continuous glucose monitoring system.

•
Connectivity to Wearables and Others. Patients can monitor their glucose levels and trends on compatible wearable devices, such as Apple Watch and Wear OS by Google devices, when used with a compatible mobile device. Also, our Share remote monitoring systems enable users of our G4 PLATINUM with Share, G5 Mobile and G6 systems to have their sensor glucose information remotely monitored by their family, friends or designated recipient, or follower, by wirelessly transmitting data from the user’s smart phone to the cloud and then to the follower’s mobile device. Up to five followers can remotely monitor a patient’s glucose information and receive secondary alert notifications from almost anywhere with an Internet connection via each follower’s mobile device.

While we believe the G4 PLATINUM, G5 Mobile and G6 systems offer these advantages, people with diabetes may not perceive the benefits of continuous glucose monitoring and may be unwilling to change their current treatment regimens. Furthermore, our G4 PLATINUM, G5 Mobile and G6 systems are only available by prescription in the United States and may not appeal to all types of people with diabetes. Many international jurisdictions do not require a prescription for the dispensing of a specific device to a patient, however, the device must have received necessary regulatory approvals (e.g., Australia, Singapore and Germany). In the United Kingdom, CGMs and most related supplies are issued pursuant to a prescription; however, prescriptions are free for residents of England, Scotland, Wales and Northern Ireland under the National Health System. The G4 PLATINUM and G5 Mobile systems prompt the user to replace the sensor no later than the seventh day, and the G6 prompts the user to replace the sensor no later than the tenth day; although we are aware of reports from the field that some individuals have been able to use sensors for longer periods. People with diabetes could find this process to be uncomfortable or inconvenient, and may be unwilling to insert a disposable sensor in their body, especially if their current diabetes management involves no more than two finger sticks per day.
The G4 PLATINUM is not indicated as a replacement device for single-point finger stick devices in the United States, must be calibrated initially using measurements from two single-point finger stick tests and thereafter at least every 12 hours using single-point finger stick tests, and may be more costly to use than other glucose measurement devices. In the United States, Canada and the countries and regions outside of the United States that recognize the CE Mark, our G5 Mobile system no longer requires confirmatory finger sticks when making treatment decisions although it does require two single-point finger stick tests each day for calibration. In the United States, Canada and the countries and regions outside of the United States that recognize the CE Mark, our G6 does not require confirmatory finger sticks when making treatment decisions or finger stick tests each day for calibration, although it does require finger stick tests when symptoms do not match readings and when readings are unavailable.

Our Strategy
Our objective is to become the leading provider of continuous glucose monitoring systems and related products to enable people with diabetes to more effectively and conveniently manage their disease. We are also developing and commercializing products that integrate our continuous glucose monitoring technologies into the insulin delivery systems or data platforms of our respective partners. In addition, we continue to pursue development partnerships with other insulin delivery companies, including automated insulin delivery systems. To achieve these objectives, we are focusing on the following business strategies:

•
Establish and maintain our technology platform as the leading approach to continuous glucose monitoring and leverage our development expertise to rapidly bring products to market, including for expanded indications.

•	Drive the adoption of our ambulatory products through a direct sales and marketing effort, as well as key distribution arrangements.

•	Drive additional adoption through technology integration partnerships such as our current partnerships with Eli Lilly, Insulet, Novo Nordisk, Tandem Diabetes and others.

•	Seek broad coverage policies and reimbursement for our products from private third-party payors and national health systems.

•
Drive increased utilization and adoption of our products through a cloud-based data repository platform that enables people with diabetes to aggregate and analyze data from numerous diabetes devices and share the data with their healthcare providers.

•	Expand the use of our products to other patient care settings and patient demographics, including the hospital, people with Type 2 diabetes and people with gestational diabetes.

•	Provide a high level of customer support, service and education.

•	Pursue the highest safety and quality levels for our products.
Our Technology Platform
We believe we have a broad technology platform that will support the development of multiple products for continuous glucose monitoring.
Sensor Technology
The key enabling technologies for our sensors include biomaterials, membrane systems, electrochemistry and low power microelectronics. Our membrane technology consists of multiple polymer layers configured to selectively allow the appropriate mix of glucose and oxygen to travel through the membrane and react with a glucose specific enzyme to create an extremely low electrical signal, measured in pico-amperes. This electrical signal is then translated into glucose values. We believe that the capability to measure very low levels of an electrical signal and to accurately translate those measurements into glucose values is also a unique and distinguishing feature of our technology. We have also developed technology to allow sensitive electronics to be packaged in a small, fully contained, lightweight sealed unit that minimizes inconvenience and discomfort for the user.
Receiver and Transmitter Technology
G4 PLATINUM uses proprietary radiofrequency, and G5 Mobile and G6 use Bluetooth, to wirelessly transmit information from the transmitter, which sits in a pod atop the sensor, to our receiver or to a compatible mobile device. We have developed technology for reliable transmission and reception and have consistently demonstrated a high rate of successful transmissions from transmitter to receiver or compatible mobile device in our clinical trials. Our receiver or the mobile device, via our G5 Mobile and G6 apps, then displays both real-time and trended glucose values, and provides alerts and alarms. We have used our extensive database of continuous glucose data to create and refine software, algorithms and other technology for the display of data to customers.
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
Disposable Sensor and Reusable Transmitter
Our sensor includes a tiny wire-like electrode coated with our sensing membrane system. This disposable sensor comes packaged with an integrated insertion device and is contained in a small plastic housing platform, or pod. The base of the pod has adhesive that attaches it to the skin. The sensor is intended to be easily and reliably inserted by the user by exposing the adhesive, placing the pod against the surface of the skin of the abdomen or upper buttocks for people ages 2-17, and pushing down on the insertion device. The insertion device first extends a narrow gauge needle containing the sensor into the subcutaneous tissue and then retracts the needle, leaving behind the sensor in the tissue and the pod adhered to the skin. The user then disposes of the insertion device and snaps the transmitter to the pod.
After a stabilization period with the G6, the user will begin receiving CGM data on his or her mobile device or dedicated receiver through the ten-day usage period. After a stabilization period with the G5 Mobile, the user is required to calibrate the sensor with two measurements from a single-point finger stick device and the disposable sensor begins wirelessly transmitting the continuous glucose data at specific intervals to the handheld receiver or compatible mobile device. Users are prompted by the receiver or mobile app, if using the G5 Mobile, to calibrate the system twice per day with finger stick measurements throughout the use period to ensure reliable operation. Calibration may be accomplished by using any FDA cleared blood glucose meter. Currently, the G4 PLATINUM system is indicated for use as an adjunctive device to complement, not replace, information obtained from standard home blood glucose monitoring devices. Our G6 and G5 Mobile systems both have labeling from the FDA and CE Mark permitting their use as a replacement for finger sticks for making therapeutic adjustments, although the G5 Mobile still requires twice daily finger stick calibrations.
The disposable sensor contained in the G6 system is intended to function for up to ten days and the G5 Mobile and G4 PLATINUM systems are intended to function for up to seven days, after which the sensor should be replaced. To replace a sensor, the user simply removes the pod and attached sensor from the skin and discards them while retaining the reusable transmitter. A new sensor and pod can then be inserted and used with the same receiver and transmitter for a subsequent use period. We are aware of reports from the field, however, that customers have been able to use the G6 and the G5 Mobile and G4 PLATINUM sensors for periods longer than ten or seven days, respectively.
Handheld Receiver
Our small handheld receiver is carried by the user and wirelessly receives continuous glucose values from the transmitter. Proprietary algorithms and software, developed from our extensive database of continuous glucose data from clinical trials, are programmed into the G4 PLATINUM receiver to process the glucose data from the sensor and display it on a user-friendly graphical user interface. For G5 Mobile and G6, the algorithm resides on the transmitter, which then sends the processed glucose data to the receiver. With a push of a button, the user can access their current glucose value and one-, three-, six-, twelve- and twenty-four-hour trended data. Additionally, when glucose values are inappropriately high or low, the receiver provides an audible alert or vibrates. The receiver is a self-contained, durable unit with a rechargeable battery.
Compatible Mobile Devices
With our G5 Mobile and G6 systems, the functionalities of our proprietary receiver can be obtained through the use of a compatible mobile device, such as an iOS or Android device, and our mobile applications, depending on the patient’s geographic location. A receiver may be required as the primary display device or a backup to the mobile device in some jurisdictions, including the United States.
Sales and Marketing
We have built a direct sales organization to call on endocrinologists, physicians and diabetes educators who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy.

We believe that referrals by endocrinologists, physicians and diabetes educators, together with self-referrals by customers, have driven and will continue to drive adoption of our G4 PLATINUM, G5 Mobile and G6 systems. We directly market our products in the United States, the United Kingdom, Germany, Ireland, Austria, Switzerland and Canada primarily to endocrinologists, physicians and diabetes educators. Although the number of diabetes patients is significant, the number of physicians and educators influencing these patients is relatively small. As of 2018, we estimate there were approximately 6,500 clinical endocrinologists who treat diabetes in the United States. As a result, we believe our direct, highly specialized and focused sales organization is sufficient for us to support our sales efforts for the foreseeable future.
We also are increasing our direct to consumer marketing efforts to increase awareness of our CGM systems and drive new patient leads to our website. We target people with Type 1 and insulin intensive Type 2 diabetes. We advertise on television, in print, digital and video media, CRM, offer sponsorships, host or participate in diabetes related events, conduct public relations and maintain a brand ambassador program. Our campaigns target people with diabetes.
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

Our sales organization competes with the experienced and well-funded marketing and sales operations of our competitors. We have relatively limited experience developing and managing a direct sales organization and we may be unsuccessful in our attempt to manage and expand the sales force. Developing a direct sales organization is a difficult, expensive and time-consuming process. To be successful we must:

•	recruit and retain adequate numbers of effective sales personnel;

•	effectively train our sales personnel in the benefits of our products;

•	establish and maintain successful sales, marketing, training and education programs to educate endocrinologists, physicians, diabetes educators and patients about our products;

•	manage geographically disbursed operations; and

•
effectively train our sales personnel on the applicable fraud and abuse laws that govern interactions with healthcare practitioners as well as current and prospective patients and maintain active oversight and auditing measures to ensure continued compliance.

Competition
The market for blood glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In selling the G4 PLATINUM, G5 Mobile and G6 systems, we compete directly with Medtronic plc’s Diabetes Group; Roche Diabetes Care, a division of Roche Diagnostics; privately-held LifeScan, Inc.; the Diabetes Care division of Abbott Laboratories; and Ascensia Diabetes Care, each of which manufactures and markets products for the single-point finger stick device market. Collectively, these companies currently account for the majority of the worldwide sales of self-monitored glucose testing systems.
Several companies are developing or commercializing products for continuous or periodic monitoring of glucose levels in the interstitial fluid under the skin that compete directly with our products. Medtronic plc’s Diabetes Group markets and sells a standalone glucose monitoring product called Guardian Connect, which has launched both internationally and in the United States after receiving FDA approval in 2018. In 2015, Abbott Diabetes Care, Inc. launched a consumer flash glucose monitoring system, FreeStyle Libre outside the United States. Abbott first received FDA approval for a professional-use version of this system in September 2016 for use in the United States, referred to as the Pro Flash, for which readings are only made available to the patient through consultation with their healthcare provider. Abbott first received FDA approval for the consumer version of this system, referred to as Flash, in September 2017 for use in the United States.
Medtronic and other third parties have developed or are developing, insulin pumps integrated with continuous glucose monitoring systems that provide, among other things, the ability to suspend insulin administration while the user’s glucose levels are low and to automate basal or bolus insulin dosing. Medtronic launched its 670G insulin delivery system in 2017.
Many of our competitors are either publicly traded or are divisions of publicly traded companies, and they enjoy several competitive advantages over us. See Risk Factors, “We operate in a highly competitive market and face competition from large, well-established medical device manufacturers with significant resources, and, as a result, we may not be able to compete effectively.”
As a result, we may be unable to compete effectively against these companies or their products. We believe that the principal competitive factors in our market include:

•	safe, reliable and high-quality performance of products;

•	cost of products and eligibility for reimbursement;

•	comfort and ease of use of products;

•	effective sales, marketing and distribution networks;

•	brand awareness and strong acceptance by healthcare professionals and people with diabetes;

•	customer service and support and comprehensive education for people with diabetes and diabetes care providers;

•	speed of product innovation and time to market;

•	regulatory expertise; and

•	technological leadership and superiority.
Manufacturing
We currently manufacture our products at our headquarters in San Diego, California and at our manufacturing facility in Mesa, Arizona. As of December 31, 2018, our headquarters facilities had approximately 31,000 square feet of laboratory space and approximately 28,000 square feet of controlled environment rooms. Our Mesa, Arizona facility has approximately 14,000 square feet of laboratory space and approximately 19,000 square feet of controlled environment rooms. There are technical challenges to increasing manufacturing capacity, including FDA qualification of new manufacturing facilities, equipment design and automation, material procurement, problems with production yields, and quality control and assurance. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. We have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts, however we cannot guarantee that supply will not be constrained going forward. Additionally, the production of our continuous glucose monitoring systems must occur in a highly controlled and clean environment to minimize particles and other yield- and quality-limiting contaminants. Developing and maintaining commercial-scale manufacturing facilities has and will continue to require the investment of substantial additional funds and the hiring and retaining of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience.
We manufacture our G4 PLATINUM, G5 Mobile and G6 systems with certain components supplied by outside vendors and other components that we manufacture internally. Key components that we manufacture internally include our wire-based sensors. The remaining components and assemblies are purchased from outside vendors. We then assemble, test, package and ship the finished systems, which may include a reusable transmitter, a receiver and disposable sensors.
We purchase certain components and materials used in manufacturing from single sources due to quality considerations, costs or constraints resulting from regulatory or other requirements. As of December 31, 2018, those single sources include suppliers of application-specific integrated circuits used in our transmitters, seals used for the applicator and certain polymers used to synthesize polymeric membranes for our sensors. In some cases, agreements with these and other suppliers can be terminated by either party upon short notice. We may not be able to quickly establish additional or replacement suppliers for our single-source components, especially after our products are commercialized, in part because of the FDA review process and because of the custom nature of the parts we designed. Any supply interruption from our vendors or failure to obtain alternate vendors for any of the components would limit our ability to manufacture our systems, and could have a material adverse effect on our business.
The advantages of the manufacturing facility in Mesa, Arizona include increasing our capacity to:

•	avoid the constraints we anticipated in our headquarters facilities commencing in 2019-2020;

•	geographically diversify our manufacturing base to mitigate the risks of having all of our manufacturing located in earthquake and fire-prone California; and

•	help manage certain of our operating expenses by taking advantage of Arizona’s lower costs and taxes relative to California.
Third-Party Reimbursement
As a medical device company, reimbursement from Medicare, Medicaid or other governmental healthcare programs or systems, and private third-party healthcare payors is an important element of our success. In January 2017, the Centers for Medicare and Medicaid, or CMS, established a classification of “Therapeutic Continuous Glucose Monitors” as durable medical equipment under Medicare Part B, subject to payment by Medicare under certain coverage conditions to be determined by CMS, by local Medicare Administrative Contractors or on a patient claim by claim basis. This is a decision we had pursued for many years and which was made possible by the FDA’s decision in December 2016 to approve a non-adjunctive indication, or use, for our G5 Mobile system, as described further in the “Regulatory” section below. Similarly, in September 2016, Germany’s Federal Joint Committee agreed to provide reimbursement for continuous glucose monitoring systems under certain conditions which we believe we meet.
Our G4 PLATINUM system is not classified as a Therapeutic CGM by CMS and thus remains ineligible for reimbursement within the Medicare-eligible population.  Reimbursement of our G4 PLATINUM system, or any future system that does not meet the requirements for Therapeutic CGMs under Medicare Part B or the requirements of another governmental healthcare system, will be limited to those customers covered by third-party payors that have adopted coverage policies for continuous glucose monitoring devices that include our products.
As of December 31, 2018, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our G4 PLATINUM, G5 Mobile and G6 systems by their members. Many of these coverage policies reimburse for our products under durable medical equipment benefits, are restrictive in nature and require the patient to comply with extensive documentation and other requirements to demonstrate medical necessity under the policy. Customers who are insured by payors that do not offer coverage for our devices will have to bear the financial cost of the products. We currently employ in-house reimbursement expertise to assist customers in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have had formal meetings and have increased our efforts to create and liberalize coverage policies with third-party payors, including obtaining reimbursement for our products under pharmacy benefits and for more people with diabetes.
Medicare, Medicaid, other governmental health programs, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, their coverage policies may be restrictive, or they may not cover or provide adequate payment for our products. In order to obtain reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as requiring prospective reimbursement and second opinions, purchasing in a bundle, or redesigning benefits. Furthermore, we are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our dependence on the commercial success of the G4 PLATINUM, G5 Mobile and G6 systems makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the G4 PLATINUM, G5 Mobile and G6 systems, people without coverage who have diabetes may not use our products.
Medicare does not cover any items or services that are not “reasonable and necessary.” Medicare covers the CGM system, which includes supplies necessary for the use of the device, under the Durable Medical Equipment, or DME, benefit category. In order to be covered under this benefit, one component of the CGM system must meet the criteria for a durable medical device. To date, the receiver satisfied this criteria.
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

Intellectual Property
Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patents, copyrights, trademarks, tradenames, trade secrets, nondisclosure agreements and other measures to establish and protect our proprietary rights.
As of December 31, 2018, we had 449 issued U.S. patents in force, and numerous U.S. published patent applications pending. We believe it will take up to five years, and possibly longer, for our pending U.S. patent applications to result in issued patents. As of December 31, 2018, we had 47 granted European patents, and numerous European patent applications and published international applications pending under the Patent Cooperation Treaty. Our patents began expiring in 2017. We also have 31 registered U.S. trademarks, 46 registered European Community trademarks, and a number of registered trademarks and numerous pending trademark applications in the United States and outside the United States. In addition, we have entered into exclusive and non-exclusive licenses in the ordinary course of business relating to a wide array of technologies or other intellectual property rights or assets. Our Restated Collaboration Agreement with Verily provides us with an exclusive license to use intellectual property of Verily resulting from the collaboration, and certain Verily patents in the development, manufacture and commercialization of blood-based or interstitial glucose monitoring products more generally (subject to certain exclusions, which are outside the CGM field as it is commonly understood). It also provides us with non-exclusive license rights under Verily’s other intellectual property rights to develop, manufacture and commercialize those kinds of glucose monitoring products and certain CGM-product companion software functionalities.
Our patents and patent applications seek to protect aspects of our core membrane and sensor technologies, and our product concepts for continuous glucose monitoring. We believe that our patent position provides us with sufficient rights to protect our current and proposed commercial products. However, our patent applications may not result in issued patents, and any patents that have been issued or might be issued may not protect our intellectual property rights. Furthermore, we operate in an industry characterized by extensive patent litigation, and our patents may not be upheld if challenged. Any patents issued to us may be challenged by third parties as being invalid or unenforceable, and patent litigation may result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products or result in significant royalty payments in order to continue selling the products. Third parties may also independently develop similar or competing technology that avoids our patents. The steps we have taken may not prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. We also face risks associated with intellectual property infringement. See Risk Factors, “We are subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from shipping affected products, require us to obtain licenses from third parties or to develop non-infringing alternatives, and subject us to substantial monetary damages and injunctive relief. We may also be subject to other claims or suits.” and “Our inability to adequately protect our intellectual property could allow our competitors and others to produce products based on our technology, which could substantially impair our ability to compete.”
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
Government Regulation
The medical devices that we manufacture are subject to regulation by numerous regulatory bodies, including the U.S. FDA and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation program be conducted before a device receives approval for commercial distribution. In addition, healthcare regulatory bodies in the United States and around the world impose a range of requirements related to the payment for medical devices and the procedures in which they are used, including laws intended to prevent fraud, waste, and abuse of healthcare dollars.

U.S. Laws and Regulations
At the U.S. federal level, our products are medical devices subject to extensive and ongoing regulation by the FDA. The U.S. Federal Food, Drug and Cosmetic Act, referred to as the FDCA, and the FDA’s implementing regulations govern product design and development, pre-clinical and clinical testing, pre-market clearance, authorization or approval, establishment registration and product listing, product manufacturing, product labeling, product storage, advertising and promotion, product sales, distribution, recalls and field actions, servicing and post-market clinical surveillance. A number of U.S. states also impose licensing and compliance regimes on companies that manufacture or distribute prescription devices in the state.
In addition, the delivery of our devices in the U.S market is subject to regulation by the U.S. Department of Health and Human Services and comparable state agencies responsible for reimbursement and regulation of payment for health care items and services. U.S. laws and regulations are imposed primarily in connection with the Medicare and Medicaid programs, as well as the government’s interest in regulating the quality and cost of health care.
FDA Regulation
Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance, prior de novo down-classification and a related grant of marketing authorization, or prior approval from the FDA through the premarket approval, or PMA process. The FDA classifies medical devices into one of three classes. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are subject to general controls such as labeling, pre-market notification, and adherence to the FDA’s manufacturing requirements, which are contained in the Quality System Regulation, or QSR. Class II devices are subject to special controls such as performance standards, post-market surveillance, FDA guidelines, or particularized labeling, as well as general controls. Some Class I and Class II devices are exempted by regulation from the pre-market notification (i.e., 510(k) clearance) requirement, and/or the requirement of compliance with substantially all of the QSR. As an example, the mobile applications that comprise the Share System were classified by the FDA as Class II exempt. With the mobile applications classified as Class II exempt, we must comply with certain general and special controls required by the FDA but we do not need prior FDA review to commercialize changes to the mobile applications. Some devices are placed in Class III, which requires approval of a PMA application, if they are deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or certain implantable devices, or to be “not substantially equivalent” either to a previously 510(k) cleared device or to a “preamendment” Class III device in commercial distribution before May 28, 1976 for which PMA applications have not been required.
If a previously unclassified new medical device does not qualify for the 510(k) pre-market notification process because no predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, in July 2012, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) pre-market notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting (under Section 513(f)(2) of the FDCA) manufacturers to request de novo classification directly without first submitting a 510(k) pre-market notification to the FDA and receiving a not substantially equivalent determination. FDASIA sets a review time for FDA of 120 days following receipt of the de novo application, but FDA does not always meet this timeline and has publicly only committed to a review goal of 150 days for 50% of applications. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. The FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. If the FDA agrees with the down-classification, the de novo applicant will then receive authorization to market the device, and a classification regulation will be established for the device type. The device can then be used as a predicate device for future 510(k) submissions by the manufacturer or a competitor. In December 2018, the FDA issued proposed regulations to govern the de novo classification process, which if finalized would further impact this path to market.
As an alternative to the de novo process, a company could also file a reclassification petition, or the FDA could initiate such a process, seeking to change the automatic Class III designation of a novel postamendment device under Section 513(f)(3) of the FDCA. The FDA issued a final rule (to take effect March 17, 2019) to clarify the process where the FDA initiates such reclassification (issuance of a proposed reclassification order; optional panel consultation; and final reclassification order published in the Federal Register).
Our G4 PLATINUM and G5 Mobile systems (excluding associated Share System functionalities and mobile applications) have been classified as devices requiring PMA approval. A PMA application must be supported by valid scientific evidence, which typically requires extensive data, including technical, pre-clinical, clinical, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device. A PMA application also must include a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling. After a PMA application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA. In addition, the FDA generally will conduct a pre-approval inspection of the manufacturing facility to evaluate compliance with QSR, which requires manufacturers to implement and follow design, testing, control, documentation and other quality assurance procedures.
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
Clinical trials are almost always required to support a PMA application and are sometimes required for a 510(k) clearance. These trials generally require submission of an application for an investigational device exemption, or IDE to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for abbreviated IDE requirements. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by appropriate institutional review boards at the clinical trial sites. The FDA’s approval of an IDE allows clinical testing to go forward, but does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria. All clinical trials must be conducted in accordance with the FDA’s IDE regulations, which govern investigational device labeling, prohibit promotion, and specify an array of Good Clinical Practice requirements, which include among other things, recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA’s regulations for institutional review board approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product. The commencement or completion of any of our clinical trials may be delayed or halted, or be inadequate to support approval of a PMA application, for numerous reasons, including, but not limited to, the following:

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

•	regulatory inspections of our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials;

•	changes in governmental regulations or administrative actions applicable to our trial protocols;

•	the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or effectiveness; and

•	the FDA concludes that the results from our trial and/or trial design are inadequate to demonstrate safety and effectiveness of the product.
In November 2011, we received 510(k) clearance from the FDA to market to clinics a data management service, which helps healthcare providers and patients see, understand and use blood glucose meter data to diagnose and manage diabetes. In 2014, we submitted a request to the FDA via the de novo process and the FDA agreed that our data management services with CGM data is classified as Class I.
Our data transfer service allows researchers to control the transfer of data from certain diabetes devices to research tools and databases according to their own research workflows.
The infrastructure of the data management service is considered “medical device data systems,” or MDDS, and does not require 510(k) clearance. MDDS are hardware or software products that transfer, store, convert formats, and display medical device data. An MDDS does not modify the data or modify the display of the data, and it does not by itself control the functions or parameters of any other medical device. MDDS are not intended to be used for active patient monitoring. On February 15, 2011, the FDA issued a regulation down-classifying MDDS from Class III (high-risk) to Class I (low-risk). Since down-classifying MDDS, the FDA gained additional experience with these types of technologies, and determined that these devices pose a low risk to the public. Therefore, the FDA stated in 2014 guidance that it did not intend to enforce compliance with the regulatory controls that apply to MDDS devices, including registration and listing, premarket review, postmarket reporting, and QSR for manufacturers of these types of devices. In 2016, the 21st Century Cures Act amended the Food, Drug, and Cosmetic Act’s definition of “device” to exclude certain software functions, thus products meeting the definition of MDDS are no longer considered devices and thus are not subject to FDA regulatory requirements.
Additional functions of, or intended uses for, our software platform may require us to obtain either 510(k) clearance or PMA approval from the FDA. To obtain 510(k) clearance, we must submit a pre-market notification demonstrating that the software system is substantially equivalent to a previously cleared 510(k) device or a pre-amendment device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA application. The FDA’s 510(k) clearance pathway generally takes from three to twelve months from the date the application is completed, but can take significantly longer. After a medical device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a significant change in its intended use, requires a new 510(k) clearance.
In March 2018 we obtained marketing authorization for the Dexcom G6 integrated continuous glucose monitoring (iCGM) system for determining glucose (sugar) levels in children aged two and older and adults with diabetes, via the de novo process.

After a device is authorized for marketing and placed in commercial distribution, numerous regulatory requirements apply. These include:

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
We and our contract manufacturers, specification developers, and some suppliers of components or device accessories, are also required to manufacture our products in compliance with current Good Manufacturing Practice requirements set forth in the QSR. The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and includes extensive requirements with respect to quality management and organization, device design, buildings, equipment, purchase and handling of components or services, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping. The FDA evaluates compliance with the QSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. If the FDA believes we or any of our contract manufacturers or regulated suppliers are not in compliance with these requirements, it can shut down our manufacturing operations, require recall of our products, refuse to approve new marketing applications, institute legal proceedings to detain or seize products, enjoin future violations, or assess civil and criminal penalties against us or our officers or other employees. Any such action by the FDA would have a material adverse effect on our business. We may be unable to comply with all applicable FDA regulations.

U.S. Fraud and Abuse Laws and Other Compliance Requirements
The healthcare industry is subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in U.S. federal and state healthcare programs, including Medicare and Medicaid.
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
The penalties for violating the federal Anti-Kickback Statute include imprisonment for up to ten years, fines of up to $100,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Many states have adopted prohibitions similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not only by the Medicare and Medicaid programs.
Federal False Claims Act. The federal False Claims Act prohibits knowingly presenting, or causing to be presented a false claim or the knowing use of false statements or records to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $11,181 and $22,363 for each separate false claim. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action. Federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements.  In addition, the Affordable Care Act amended federal law to provide that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Criminal prosecution is possible for knowingly making or presenting a false or fictitious or fraudulent claim to the federal government.
Federal Physician Self-Referral Law (Stark Law). The Stark Law prohibits a physician (or an immediate family member of a physician) who has a financial relationship with an entity from referring patients to that entity for certain designated health services (“DHS”), including durable medical equipment such as the CGM receiver and supplies, payable by Medicare, unless an exception applies. The Stark Law also prohibits such an entity from presenting or causing to be presented a claim to the Medicare program for DHS provided pursuant to a prohibited referral, and provides that certain collections related to any such claims must be refunded in a timely manner. Because we bill Medicare for DME and related supplies, the company’s financial relationships with referring physicians are governed by the Stark Law. Exceptions to the Stark Law include, among other things, exceptions for certain financial relationships, including both ownership and compensation arrangements. The Stark Law is a strict liability statute, therefore, to the extent that the statute is implicated and an exception does not apply, the statute is violated. In addition to the Stark Law, many states have implemented similar physician self-referral prohibitions that may extend to Medicaid, third party payors, and self-pay.
HIPAA and Other Privacy Laws and Regulations. The Health Insurance Portability and Accountability Act of 1996, as amended by the American Recovery and Reinvestment Act of 2009, and implementing regulations, or HIPAA, created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.
HIPAA, as well as a number of other federal and state privacy-related laws, also extensively regulate the use and disclosure of individually identifiable health information, known as “protected health information,” and require covered entities, including health plans and most health care providers, to implement administrative, physical and technical safeguards to protect the security of such information. Certain provisions of the security and privacy regulations apply to business associates (entities that handle protected health information on behalf of covered entities), and business associates are subject to direct liability for violation of these provisions. In addition, a covered entity may be subject to criminal and civil penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. The HIPAA privacy regulations and security regulations impose and will continue to impose significant costs on us in order to comply with these standards.
In addition, certain states have proposed or enacted legislation that will create new data privacy and security obligations for certain entities, such as the California Consumer Privacy Act that was recently enacted and goes into effect January 1, 2020.
FCPA and Other Anti-Bribery and Anti-Corruption Laws. Additionally, the U.S. Foreign Corrupt Practices Act, or FCPA, prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA would include interactions with certain healthcare professionals in many countries. Our present and future business has been and will continue to be subject to various other U.S. and foreign laws, rules and/or regulations.
Sunshine Act. Pursuant to the Patient Protection and Affordable Care Act that was signed into law in March 2010, the federal government enacted the Physician Payment Sunshine Act. As a manufacturer of U.S. FDA‑regulated devices reimbursable by federal healthcare programs, we are subject to this law, which requires us to track and annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals. We are also required to report certain ownership interests held by physicians and their immediate family members. In 2018 the law was extended to require tracking and reporting of transfers of value to physician assistants, nurse practitioners, and other mid-level practitioners. Reporting requirements will go into effect in 2022 for payments and transfers of value made to these additional practitioner-types in 2021. CMS has the potential to impose penalties of up to $1.15 million per year for violations of the Physician Payment Sunshine Act, depending on the circumstances, and payments reported also have the potential to draw scrutiny on payments to and relationships with physicians, which may have implications under the Anti-Kickback Statute and other healthcare laws.
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
The primary regulatory body in Europe is that of the European Union, which includes most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body.” This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. An assessment by a Notified Body of one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. Outside of the European Union, regulatory approval needs to be sought on a country-by-country basis in order for us to market our products. The European Union regulatory bodies finalized a new Medical Device Regulation (MDR) in 2017, which replaced the existing Directives and provided three years for transition and compliance. The MDR will change several aspects of the existing regulatory framework. Other countries have adopted medical device regulatory regimes, such as the Classification Rules for Medical Devices published by the Hong Kong Department of Health, the Health Sciences Authority of Singapore regulation of medical devices under the Health Products Act, and Health Canada’s risk classification system for invasive devices, among others. Each country may have its own processes and requirements for medical device licensing, approval, and regulation, therefore requiring us to seek regulatory approvals on a country-by-country basis.
Outside the United States a range of anti-bribery and anti-corruption laws, as well and some industry-specific laws and codes of conduct, apply to the medical device industry and interactions with government officials and entities and healthcare professionals. Laws include the UK Bribery Act of 2010. Further, the EU member countries have emphasized a greater focus on healthcare fraud and abuse and have indicated greater attention to the industry by the European Anti-Fraud Office. MedTech Europe, the medical device industry association, also introduced the Code of Ethical Business Practices, which came into effect on January 1, 2017. Countries in Asia have also become more active in their enforcement of anti-bribery laws and with respect to procurement and supply chain fraud.
In the European Union, increasingly stringent data protection and privacy rules that have and will continue to have substantial impact on the use of patient data across the healthcare industry became effective in May 2018. The EU General Data Protection Regulation, or GDPR, applies across the European Union and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR fine framework can be up to 20 million euros, or up to 4 % of the company’s total global turnover of the preceding fiscal year, whichever is higher. The GDPR also requires companies processing personal data of individuals residing in the European Union to comply with EU privacy and data protection rules, even if the company itself does not have a physical presence in the European Union. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities. Due to the strong consumer protection aspects of the GDPR, companies subject to its purview are allocating substantial legal costs to the development of necessary policies and procedures and overall compliance efforts. We expect continued costs associated with maintaining compliance with GDPR into the future.
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
Employees
As of December 31, 2018, we had approximately 2,800 full-time employees and approximately 1,100 contract and temporary employees globally. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and we consider our employee relations to be good.
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
We have incurred operating losses in each year since our inception in May 1999, including an operating loss of $186.3 million for the twelve months ended December 31, 2018. As of December 31, 2018, we had an accumulated deficit of $798.9 million. We have financed our operations primarily through private and public offerings of equity securities and debt and the sales of our products. We have devoted substantial resources to:

•	research and development relating to our continuous glucose monitoring systems;

•	sales and marketing and manufacturing expenses associated with the commercialization of our G4 PLATINUM, G5 Mobile and G6 systems; and

•	expansion of our workforce.
We expect our research and development expenses to increase in connection with our clinical trials and other development activities related to our products, including our next-generation sensors, transmitters and sensor-augmented insulin pumps, as well as other collaborations. We also expect that our general and administrative expenses will continue to increase due to the additional operational and regulatory burdens applicable to public healthcare and medical device companies. As a result, it is likely we will continue to incur operating losses in the future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.
If, in the future, we are unable to continue the development of an adequate sales and marketing organization, or if our direct sales organization is not successful, we may have difficulty achieving market awareness and selling our products.
To achieve commercial success for the G4 PLATINUM, G5 Mobile and G6 systems and any of our future products, we must either continue to develop and grow our sales and marketing organization and enter into partnerships or other arrangements to market and sell our products or collaborate with third parties to market and sell our products. Developing and managing a direct sales organization is a difficult, expensive and time-consuming process.
To be successful we must:

•	recruit and retain adequate numbers of effective and experienced sales personnel;

•	effectively train our sales personnel in the benefits and risks of our products;

•
establish and maintain successful sales, marketing, training and education programs that educate endocrinologists, physicians and diabetes educators so they can appropriately inform their patients about our products;

•	manage geographically dispersed sales and marketing operations; and

•
effectively train our sales personnel on the applicable fraud and abuse laws that govern interactions with healthcare practitioners as well as current and prospective patients and maintain active oversight and auditing measures to ensure continued compliance.

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
We have entered into distribution arrangements to leverage established distributors already engaged in the diabetes marketplace. Our distribution agreements with Byram and affiliates and Cardinal Health and affiliates (including Edgepark Medical Supplies), our two most significant distributors, generated approximately 12% and 15%, respectively, of our total revenue during the twelve months ended December 31, 2018. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. To the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States, Europe or other countries, our product margins could be lower than if we directly marketed and sold our products. To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and people with diabetes in Europe or other countries will largely depend on our ability to demonstrate their relative safety, effectiveness, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe or other countries. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate adequate product revenue and may not become profitable.
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
As a medical device company, reimbursement from government and/or commercial third-party healthcare payors, including Medicare and Medicaid, is an important element of our success. In January 2017, the Centers for Medicare & Medicaid Services, or CMS, established a classification of “Therapeutic Continuous Glucose Monitors” as durable medical equipment under Medicare Part B, subject to payment by Medicare under certain coverage conditions to be determined by CMS, by local Medicare Administrative Contractors or on a patient claim by claim basis. This is a decision we had pursued for many years and which was made possible by the FDA’s decision in December 2016 to approve a non-adjunctive indication, or use, for our G5 Mobile system. In March 2017, CMS Medicare Administrative Contractors issued interim instructions for individual claim adjudication providing instructions and billing codes for the reimbursement of individual claims for therapeutic CGM reimbursement that apply to our G6 and G5 Mobile systems, and in May 2017, CMS Medicare Administrative Contractors issued a revision to an existing joint Local Coverage Determination, or LCD, which establishes the Medicare conditions of coverage for therapeutic CGM, including G5 Mobile and G6 systems.
Similarly, in September 2016, Germany’s Federal Joint Committee agreed to provide reimbursement for continuous glucose monitoring systems under certain conditions, which we believe are met by our G4 PLATINUM, G5 Mobile and G6 systems.
A number of regulatory and commercial hurdles remain relating to wide-scale sales where a government or commercial third-party payors provide reimbursement, including sales to Medicare beneficiaries. If we are unable to successfully address these hurdles, reimbursement of our products may be limited to a smaller subset of people with diabetes covered by Medicare or to those people with diabetes covered by other third-party payors that have adopted policies for CGM devices allowing for coverage of these devices if certain conditions are met. Adverse coverage or reimbursement decisions relating to our products by CMS, its Medicare Administrative Contractors, other state or federal payors, and/or third-party commercial payors could significantly reduce reimbursement, which could have an impact on the acceptance of, and demand for, our products and the prices that our customers are willing to pay for them.
As of December 31, 2018, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our G4 PLATINUM, G5 Mobile and G6 systems by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on CGM devices, typically, though not exclusively, under durable medical equipment benefits, those coverage policies frequently are restrictive and require significant medical documentation and other requirements in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. Moreover, it is not uncommon for governmental, including federal and/or state, agencies and their contractors to conduct periodic routine billing and compliance reviews that may entail extensive documentation requests, cooperation with which may require significant time and resources.
In addition, Medicare, Medicaid, other governmental health programs, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new and existing medical devices, and, as a result, they may be restrictive, or they may not cover or provide adequate payment for our products. Many of these programs impose documentation and other eligibility requirements that make it more difficult to obtain reimbursement. In order to obtain additional reimbursement arrangements, including under pharmacy benefits, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as leveraging increased competition, increasing eligibility requirements such as second opinions and other documentation, purchasing in a bundle, or redesigning benefits. We are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our dependence on the commercial success of the G4 PLATINUM, G5 Mobile and G6 systems makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the G4 PLATINUM, G5 Mobile and G6 systems, people without coverage who have diabetes may not use our products. Furthermore, payors are increasingly basing reimbursement rates on factors such as the effectiveness of the product, clinical outcomes associated with the product, and any factors that negatively impact the effectiveness or clinical outcomes (or cause a perception of any such negative impact), such as the results of a clinical trial, a product defect, or a product recall, which could negatively impact the reimbursement rate.
Medicare does not cover any items or services that are not “reasonable and necessary.” In terms of CGM, Medicare covers the CGM system, which includes supplies necessary for the use of the device, under the Durable Medical Equipment (DME) benefit category. In order to be covered under this benefit, one component of the CGM system must meet the criteria for a durable medical device. To date, the receiver satisfied this criteria. To the extent that a receiver is not used by a Medicare beneficiary or CMS otherwise determines that the items and supplies ordered are not medically necessary, Medicare may not cover that CGM system or any associated supplies.
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
We may never receive approval, marketing authorization or clearance from the U.S. FDA and other governmental agencies to market additional CGM systems, expanded indications for use of current and future generation CGM systems, future software platforms, or any other products under development.
In March 2018, via the de novo process, the FDA classified the G6 and substantially equivalent devices of this generic type (“integrated continuous glucose monitoring systems” or “iCGMs”) into Class II, meaning that going forward products of this generic type may utilize the 510(k) pathway.

Any subsequent modification of our G6 that could significantly affect its safety or effectiveness (for example, a significant change in design or manufacture), or that would constitute a major change in its intended use, will require us to obtain a new 510(k) clearance or could require a new de novo submission or a PMA. The FDA requires each manufacturer to make this determination initially, but the FDA may review any such decision and may disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA may require the manufacturer to cease marketing and/or recall the modified device until appropriate clearance or approval is obtained. Under these circumstances, the FDA may also subject a manufacturer to significant regulatory fines or other penalties.
If future product candidates are not deemed by the FDA to meet the criteria for submission under the 510(k) pathway, or for down-classification under the de novo process or otherwise, we would need to pursue a PMA. The PMA process requires us to prove the safety and effectiveness of our systems to the FDA‘s satisfaction. This process can be expensive, prolonged and uncertain, requires detailed and comprehensive scientific and human clinical data, and may never result in the FDA granting a PMA. In March 2018, our G6 system received de novo classification from the FDA to be a Class II medical device. The de novo classification under the generic name “integrated continuous glucose monitoring system,” makes the G6 a predicate device for future 510(k) submissions. Complying with this classification requires ongoing compliance with the general controls required by the federal Food Drug and Cosmetic Act and the special controls specified by the FDA’s G6 order. Any future system or expanded indications for use of current generation systems will require approval of the applicable regulatory authorities. In addition, we intend to seek either 510(k) clearances or PMA approvals for certain changes and modifications to our existing software platform, but cannot predict when, if ever, those changes and modifications will be approved.
The FDA can refuse to grant a 510(k) clearance or a de novo request for marketing authorization, or delay, limit or deny approval of a PMA application or supplement for many reasons, including:

•	the system may not be deemed by the FDA to be substantially equivalent to appropriate predicate devices under the 510(k) pathway;

•	the system may not satisfy the FDA‘s safety or effectiveness requirements;

•	the data from pre-clinical studies and clinical trials may be insufficient to support approval, clearance and/or marketing authorization;

•	the manufacturing process or facilities used may not meet applicable requirements; and

•	changes in FDA approval policies or adoption of new regulations may require additional data.
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
If we are unable to successfully complete the pre-clinical studies or clinical trials necessary to support additional PMA, de novo, or 510(k) applications or supplements, we may be unable to commercialize our continuous glucose monitoring systems under development, which could impair our business, financial condition and operating results.
To support current and any future additional PMA, 510(k), de novo applications or supplements, we together with our partners, must successfully complete pre-clinical studies, bench-testing, and in some cases clinical trials that will demonstrate that the product is safe and effective. Product development, including pre-clinical studies and clinical trials, is a long, expensive and uncertain process and is subject to delays and failure at any stage. Furthermore, the data obtained from the studies and trials may be inadequate to support approval of an application and the FDA may request additional clinical data in support of those applications, which may result in significant additional clinical expenses and may delay product approvals. While we have in the past obtained, and may in the future obtain, an investigational device exemption, or IDE, prior to commencing clinical trials for our products, FDA approval of an IDE application permitting us to conduct testing does not mean that the FDA will consider the data gathered in the trial to be sufficient to support approval of a PMA, de novo or 510(k) application or supplement, even if the trial’s intended safety and effectiveness endpoints are achieved. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including device marketing submissions, by hiring new investigators and increasing the frequency and scope of its inspections of manufacturing facilities. The ongoing oversight by the FDA‘s Center for Devices and Radiological Health could complicate the product approval process for certain of our and our partners’ products, and we cannot predict the effect of such procedural changes and cannot ascertain if such changes will have a substantive impact on the approval of our products or our partners’ products. If we fail to adequately respond to any changes to the 510(k) submission process and associated matters, our business may be adversely impacted.
Unexpected changes to the FDA or foreign regulatory approval processes could also delay or prevent the approval of our products submitted for review. For example, as part of the 21st Century Cures Act passed in 2016, Congress enacted several reforms that further affect medical device regulation both pre- and post-approval. In addition, the FDA is in the process of reviewing the 510(k) approval process and criteria and has announced initiatives to improve the current pre- and post-market regulatory processes and requirements associated with infusion pumps and other home use medical devices. As part of this effort, the FDA is reviewing the adverse event reporting and recall processes for insulin pumps. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. The data contained in our submissions, including data drawn from our clinical trials, may not be sufficient to support approval of our products or additional or expanded indications. Medical device company stock prices have declined significantly in certain circumstances where companies have failed to meet expectations in regards to the timing of regulatory approval. If the FDA‘s response causes product approval delays, or is not favorable for any of our products, our stock price (and the market price of our convertible notes) could decline substantially. In November 2018, the FDA announced that it plans to make further changes aimed at modernizing the 510(k) clearance pathway, creating further uncertainty.
The commencement or completion of any of our clinical trials may be delayed or halted, or be inadequate to support approval of FDA marketing applications or supplements, for numerous reasons, including, but not limited to, the following:

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

•	regulatory inspections of our clinical trials or manufacturing facilities may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials;

•	changes in governmental regulations, policies or administrative actions applicable to our trial protocols;

•	the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or efficacy; and

•	the FDA concludes that the results from our trial and/or trial design are inadequate to demonstrate safety and effectiveness of the product.
The results of pre-clinical studies do not necessarily predict future clinical trial results, and prior clinical trial results might not be repeated in subsequent clinical trials. Additionally, the FDA may disagree with our interpretation of the data from our pre-clinical studies and clinical trials, or may find the clinical trial design, conduct or results inadequate to prove safety or effectiveness, and may require us to pursue additional pre-clinical studies or clinical trials, which could further delay the approval of our products. If we are unable to demonstrate the safety and effectiveness of our products in our clinical trials to the FDA‘s satisfaction, we will be unable to obtain regulatory approval to market our products in the United States. In addition, the data we collect from our current clinical trials, our pre-clinical studies and other clinical trials may not be sufficient to support FDA approval, even if our endpoints are met.
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
Comprehensive healthcare legislation, signed into law in the United States in March 2010, titled the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively, the ACA, imposes certain stringent compliance, recordkeeping, and reporting requirements on companies in various sectors of the life sciences industry, with which we may need to comply, and enhanced penalties for non-compliance with the new healthcare regulations. However, there are many programs and requirements under the ACA for which the consequences are not fully understood, and it is unclear what the full impact will ultimately be from the ACA. Costs of compliance with this legislation, or any future amendments thereto, may have a material adverse effect on our business, financial condition and results of operations.
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
The ACA included an excise tax on the sale of medical devices equal to 2.3% of the selling price of the device in the U.S. beginning in 2013. The excise tax is applicable to sales of our professional use devices. The excise tax was suspended from 2016 through 2020.
As of December 31, 2018, we believe that our current CGM products were exempt from the excise tax, except for our G4 PLATINUM system for professional use, which is subject to the excise tax. The current tax liability related to our G4 PLATINUM system for professional use is immaterial but may become material in the future. Notwithstanding our belief, if the IRS were to determine that this tax applies to any of our current or future products, our future operating results could be harmed, which in turn could cause the price of our stock to decline. In addition, because of the uncertainty surrounding these issues, the impact of this tax has not been reflected in our forward guidance.
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
Consolidation in the health care industry could have an adverse effect on our revenues and results of operations.
Many health care industry companies, including health care systems, distributors, manufacturers, providers, and insurers, are consolidating or have formed strategic alliances. As the health care industry consolidates, competition to provide goods and services to industry participants may become more intense. In addition, this consolidation creates larger enterprises with greater negotiating power, which they can try to use to negotiate price concessions or reductions for medical devices and components produced by us. If we are forced to reduce our prices because of industry consolidation, or if we lose customers as a result of consolidation, our revenues may decrease and our business, financial condition, results of operations and cash flows may suffer.

We conduct business in a heavily regulated industry and if we fail to comply with applicable laws and government regulations, we could become subject to penalties and/or be required to make significant changes to our operations.
The healthcare industry generally, and our business specifically, is subject to extensive foreign, federal, state and local laws and regulations, including those relating to:

•	the pricing of our products and services;

•	the distribution of our products and services;

•	billing for services;

•	the obligation to report and return identified overpayments;

•	financial relationships with physicians and other referral sources;

•	inducements and courtesies given to physicians and other health care providers and patients;

•	labeling products;

•	the characteristics and quality of our products and services;

•	confidentiality, maintenance and security issues associated with medical records and individually identifiable health and other personal information;

•	medical device reporting;

•	prohibitions on kickbacks, also referred to as anti-kickback laws or regulations;

•	any scheme to defraud any healthcare benefit program;

•	physician and other healthcare professional payment disclosure requirements;

•	personal health information;

•	privacy;

•	data protection;

•	mobile communications;

•	false claims; and

•	professional licensure.
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
The FDA, CMS, the Office of Inspector General for the Department of Health and Human Services, Department of Justice, states’ attorneys general and other governmental authorities actively enforce the laws and regulations discussed above. In the United States, medical device manufacturers have been the target of numerous government prosecutions and investigations alleging violations of law, including claims asserting impermissible off-label promotion of medical devices, payments intended to influence the referral of federal or state healthcare business, and submission of false claims for government reimbursement. While we make every effort to comply with applicable laws, we cannot rule out the possibility that the government or other third parties could interpret these laws differently and challenge our practices under one or more of these laws. This likelihood of allegations of non-compliance is increased by the fact that under certain federal and state laws applicable to our business, individuals, known as relators, may bring an action alleging violations of such laws, and potentially be awarded a share of any damages or penalties ultimately awarded to the applicable government body.
Under the United States Federal Food, Drug, and Cosmetic Act, medical devices are classified into one of three classes – Class I, Class II or Class III – depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Our G6 has been classified as a Class II device. Class II devices are subject to various general and special controls, including the Quality System Regulations and 510(k) pre-market notification requirements.
From time to time, the FDA may disagree with the classification of a new Class II medical device and require the manufacturer of that device to apply for approval as a Class III medical device. In the event that the FDA determines that our

Class II medical products should be classified as Class III medical devices, we could be precluded from marketing the devices for clinical use within the United States for months, years or longer, depending on the specific change in the classification. Reclassification of our Class II medical products as Class III medical devices could significantly increase our regulatory costs, including the timing and expense associated with required clinical trials and other costs.
Any action against us alleging a violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s time and attention from the operation of our business, and have a material effect on our business.
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
Our products are purchased principally by individual patients, who may be eligible for insurance coverage of their devices from various third-party payors, such as governmental programs (e.g., Medicare, Medicaid and comparable non-U.S. programs), private insurance plans, and managed care plans. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payors is critical because it affects which products customers purchase and the prices they are willing to pay. As a result, our products are subject to regulation regarding quality and cost by the U.S. Department for Health & Human Services, including CMS, as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care goods and services. The principal U.S. federal laws that implicate reimbursement issues include those that prohibit (i) the filing of false or improper claims for federal payment, known as the federal civil False Claims Act, (ii) unlawful inducements for the referral of business reimbursable under federally-funded health care programs, known as the federal health care program Anti-Kickback Statute, and (iii) health care service providers from seeking reimbursement for providing certain services to a patient who was referred by a physician who has certain types of direct or indirect financial relationships with the service provider, known as the physician self-referral law, or the “Stark Law.” Many states have similar laws that apply to reimbursement by state Medicaid and other government-funded programs, as well as, in some cases, to all payors. In addition, the federal overpayment statute, as interpreted by CMS, requires the report and return of identified overpayments received from federal health care programs within 60 days of identification and quantification, and requires the exercise of reasonable diligence to investigate credible information regarding potential overpayments. Insurance companies can also bring a private cause of action claiming treble damages against a manufacturer for causing a false claim to be filed under the federal Racketeer Influenced and Corrupt Organizations Act, or RICO. Additionally, as a manufacturer of U.S. FDA‑approved devices reimbursable by federal healthcare programs, we are subject to the federal Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals. On October 25, 2018, President Trump signed into law the “Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act.” This law, in part (under a provision entitled “Fighting the Opioid Epidemic with Sunshine”), extends the reporting and transparency requirements for physicians in the Physician Payments Sunshine Act, to physician assistants, nurse practitioners, and other mid-level practitioners. Reporting requirements will go into effect in 2022 for payments and transfers of value made to these additional practitioner-types in 2021.
We may be subject to these (and other) laws regulating the provision of, and reimbursement for, health care goods and services, both in our capacity as a medical device manufacturer and/or as a supplier of covered items and services to federal health care program beneficiaries, with respect to which items and services we submit claims for reimbursement from such programs. The laws and regulations of health care goods and services that apply to us, including those described above, are subject to evolving interpretations and enforcement discretion. As part of our compliance program, we have reviewed our sales contracts, marketing materials, and billing practices (among others) to reduce the risk of non-compliance with these and other foreign, federal and state laws. If a governmental authority was to conclude that we are not in compliance with applicable laws and regulations, we and our officers, directors and employees could be subject to criminal and civil penalties, including, for example, exclusion from participation as a supplier of product to beneficiaries covered by federal healthcare programs, including but not limited to Medicare and Medicaid. Any failure to comply with laws, regulations or contractual requirements relating to reimbursement and health care goods and services could adversely affect our reputation, business, financial condition and cash flows.
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
Governmental agencies and their agents, such as CMS Medicare Administrative Contractors and other CMS contractors, as well as the OIG, state Medicaid programs, and other state and federal agencies may conduct audits of our operations, relating to covered items and services including those furnished to beneficiaries, health care providers and distributors. Commercial and government-funded managed care payors may conduct similar post-payment audits, and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect on our financial position and results of operations.
CMS contracts with Recovery Audit Contractors, or RACs, on a contingency fee basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The ACA expanded the RAC program’s scope to include managed Medicare plans and Medicaid claims. RAC denials are appealable; however, there currently are significant delays in the assignment of new Medicare appeals to Administrative Law Judges, which negatively impacts our ability to appeal RAC payment denials. In addition, CMS employs various other program integrity contractors – including zone program integrity contractors, or ZPICs, Medicaid integrity contractors, or MICs, and unified program integrity contractors, or UPICs – to perform post-payment audits of claims and identify overpayments, and state Medicaid agencies and other contractors have increased their review activities.
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
We currently have limited resources and facilities for commercially manufacturing sufficient quantities of product to meet expected demand. In the past, we have had difficulty scaling our manufacturing operations to provide a sufficient supply of product to support our commercialization efforts. From time to time, we have also experienced brief periods of backorder and, at times, have had to limit the efforts of our sales force to introduce our products to new customers. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. We have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts; however, we cannot guarantee that supply will not be constrained in the future. In order to produce our products in the quantities we anticipate will be necessary to meet market demand, we will need to increase our manufacturing capacity by a significant factor over the current level. In addition, we will have to modify our manufacturing design, reliability and process if and when our next-generation sensor technologies are approved and commercialized. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, materials procurement, manufacturing site expansion, problems with production yields and quality control and assurance. Continuing to develop commercial-scale manufacturing facilities will require the investment of substantial additional funds and the hiring and retention of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience. The scaling of manufacturing capacity is subject to numerous risks and uncertainties, and may lead to variability in product quality or reliability, increased construction timelines, as well as resources required to design, install and maintain manufacturing equipment, among others, all of which can lead to unexpected delays in manufacturing output. In addition, any changes to our manufacturing processes may trigger the need for submissions or notifications to, and in some cases advance approval from, the FDA because of the potential impact of changes on our previously cleared or approved devices. Our facilities are subject to inspections by the FDA and corresponding state agencies on an ongoing basis, and we must comply with Good Manufacturing Practices and FDA Quality Systems Regulations. We may be unable to adequately maintain, develop and expand our manufacturing process and operations or maintain compliance with FDA and state agency requirements, and manufacturing issues could impact our cleared and approved products. If we are unable to manufacture a sufficient supply of our current products or any future products for which we may receive approval, maintain control over expenses or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand, contractual obligations, and our business will suffer.
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
We also require the suppliers and business partners of components or services for our products to comply with law and certain of our policies regarding sourcing practices, but we do not control them or their practices. If any supplier or business partner violates laws or implements unethical practices, there could be disruptions to our supply chain, cancellation of our orders, terminations of the relationship with the partner or damage to our reputation, and the FDA or other regulators could seek to hold us responsible for such violations.
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
Since the first commercial launch of our products in 2006, we have had periodic field failures related to our products, including reports of sensor errors, sensor failures, broken sensors, receiver malfunctions, audible alarms and alert failures, and transmitter failures. To comply with the FDA‘s medical device reporting requirements, we have filed reports of applicable product field failures. Although we believe we have taken and are taking appropriate actions aimed at reducing or eliminating field failures, we cannot guarantee that we will not have additional failures going forward.
We depend upon third-party suppliers, making us vulnerable to supply problems and price fluctuations, which could harm our business.
We rely on single sources for certain components and materials used in manufacturing, such as for the application-specific integrated circuit that is incorporated into the transmitter, seals used for the applicator and certain polymers used to synthesize our polymeric biointerface membranes for our products. In some cases, our agreements with these and our other suppliers can be terminated by either party upon short notice. Our contract manufacturers also rely on single-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, failed FDA audit or inspection (for example, failures leading to Form 483 Observations and Warning Letters, or other enforcement actions), equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. If our single-source suppliers shift their manufacturing and assembly sites to other locations, these new sites may require additional FDA approval and inspection. Should any such FDA approval be delayed, or such inspection require corrective action, our supply of critical components may be constrained or eliminated. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

•	we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	our products are technologically complex and it is difficult to develop alternative supply sources;

•	we are not a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours;

•	our suppliers may make errors in manufacturing components that could negatively affect the quality, effectiveness or safety of our products or cause delays in shipment of our products;

•	we may have difficulty locating and qualifying alternative suppliers for our single-source supplies;

•
switching components may require product redesign and submission to the FDA of new applications – such as a PMA or 510(k) supplement or possibly a separate PMA or 510(k), either of which could significantly delay production;

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
Based on our experience, complications from use of our products may include sensor errors, sensor failures, broken sensors, lodged sensors or skin irritation under the adhesive dressing of the sensor. Inflammation or redness, swelling, minor infection, and minor bleeding at the sensor insertion site are also possible risks with an individual’s use of our products. However, if unanticipated long-term side-effects result from the use of our products or other glucose monitoring systems we have under development, we could be subject to liability and the adoption of our systems may become more limited. With respect to our G4 PLATINUM and G5 Mobile systems, our clinical trials have been limited to seven days of continuous use, and with respect to our G6, our clinical trials have been limited to ten days of continuous use. It is possible that the results from our clinical studies and trials may not be indicative of the clinical results obtained when we examine the patients at later dates. We cannot assure you that repeated, long-term use would not result in unanticipated adverse effects, potentially even after the sensor is removed.
If we or our suppliers or distributors fail to comply with ongoing regulatory requirements, or if we have unanticipated problems with our products, the products could be subject to restrictions or withdrawal from the market.
Any product for which we obtain marketing approval, clearance or authorization will be subject to continual review and periodic inspections by the FDA and other regulatory bodies, which may include inspection of our manufacturing processes, post-approval clinical data and promotional activities for such product. The FDA‘s Medical Device Reporting, or MDR, regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury.

If FDA determines that there is a reasonable probability that a device intended for human use would cause serious, adverse health consequences or death, the agency may issue a cease distribution and notification order and a mandatory recall order. We may also decide to recall a product voluntarily if we find a material deficiency, including unacceptable risks to health, manufacturing defects, design errors, component failures, labeling defects, or other issues. Recalls of our products could divert the attention of our management and have an adverse effect on our reputation, financial condition, and operating results.
We and our suppliers are also required to comply with the FDA‘s Quality System Regulation, or QSR, and other regulations which cover the methods and documentation of the design, testing, production, control, selection and oversight of suppliers or contractors, quality assurance, labeling, packaging, storage, complaint handling, shipping and servicing of our products. The FDA enforces the QSR through unannounced inspections.
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
Even if regulatory approval or clearance of a product is granted, the approval or clearance may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing or surveillance to monitor the safety or effectiveness of the product. Later discovery of previously unknown problems with our products, including software bugs, unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as the QSR, MDR reporting, or other post-market requirements may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, fines, suspension of regulatory approvals, product seizures, injunctions, the imposition of civil or criminal penalties, or criminal prosecution. In addition, our distributors have rights to create marketing materials for their sales of our products, and may not adhere to contractual, legal or regulatory limitations that are imposed on their marketing efforts.
We are subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from shipping affected products, require us to obtain licenses from third parties or to develop non-infringing alternatives, and subject us to substantial monetary damages and injunctive relief. We may also be subject to other claims or suits.
Third parties have asserted, and may assert, infringement or misappropriation claims against us with respect to our current or future products. We are aware of numerous patents issued to third parties that may relate to aspects of our business, including the design and manufacture of continuous glucose monitoring sensors and membranes, as well as methods for continuous glucose monitoring. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of such third parties or others. Our competitors may assert that our continuous glucose monitoring systems or the methods we employ in the use of our systems are covered by U.S. or foreign patents held by them. This risk is exacerbated by the fact that there are numerous issued patents and pending patent applications relating to self-monitored glucose testing systems in the medical technology field. Because patent applications may take years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our products infringe. There could also be existing patents of which we are unaware that one or more components of our system may inadvertently infringe. As the number of competitors in the market for continuous glucose monitoring systems grows, the possibility of inadvertent patent infringement by us or a patent infringement claim against us increases. We have been and continue to be involved in various patent infringement actions, including:
On March 28, 2016, AgaMatrix, Inc., or AgaMatrix, filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix. On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On February 24, 2017, the Court granted AgaMatrix’s motion to substitute WaveForm Technologies, Inc., or WaveForm, as the new plaintiff following AgaMatrix’s transfer of the three patents to its newly formed entity. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under U.S. patent law and those petitions were granted on March 6, 2017. On March 8, 2017, we filed a petition for inter partes review with the PTAB seeking a determination that the third of the three asserted patents is invalid under U.S. patent law. This petition was granted on September 15, 2017. The PTAB issued a Final Written Decision for each of the first two patents on February 28, 2018, where the PTAB found the majority of asserted claims from the first patent unpatentable and the remaining claims under review not unpatentable. The PTAB found all claims under review from the second patent not unpatentable. We believe the PTAB erred in finding any claims of the first two patents not unpatentable, and appealed the PTAB’s decision to the United States Court of Appeals for the Federal Circuit, or Federal Circuit, on March 30, 2018. Briefing of the appeal is complete and we are currently awaiting the dates for oral argument from the Court of Appeals. The PTAB issued a Final Written Decision for the third patent on September 12, 2018, where the PTAB found all claims of the third patent asserted against us in the District of Oregon litigation unpatentable. WaveForm did not appeal this decision. On January 4, 2019, the parties stipulated to the dismissal of all claims and counterclaims regarding the third asserted patent. Most activity in the patent infringement lawsuit against us in the District of Oregon was stayed until the PTAB completed the inter partes review proceedings. That stay was lifted on October 10, 2018. The remaining claims and counterclaims will continue with an estimated date of trial in February 2020. It is our position that Waveform’s assertions of infringement have no merit.
We have also filed several lawsuits against AgaMatrix. We filed a patent infringement lawsuit against AgaMatrix in the United States District Court for the Central District of California, or C.D. Cal., which is currently on appeal to the Federal Circuit based on a Final Judgment of non-infringement entered by the C.D. Cal. judge on February 23, 2018. AgaMatrix sought attorneys’ fees for this lawsuit and as of December 31, 2018 we have accrued an immaterial amount for those fees. On September 15, 2017, we filed a patent infringement lawsuit against AgaMatrix in the United States District Court for the District of Delaware, asserting certain single-point blood glucose monitoring products of AgaMatrix infringe two patents held by us. In addition, on September 18, 2017, we filed a Complaint against AgaMatrix in the International Trade Commission, referred to as the ITC, requesting that the ITC institute an investigation and issue an order excluding certain products of AgaMatrix from importation into or sale in the United States based on AgaMatrix’s infringement of the same two patents asserted in the Delaware litigation. On September 14, 2018, AgaMatrix filed two petitions for inter partes review for each of the same two patents we asserted in the District of Delaware and the ITC. We filed a response to all four petitions on December 17, 2018. AgaMatrix had requested additional briefing on the matter and the PTAB has authorized both sides to do so. Briefing was completed in January 2019.
Neither the outcome of these lawsuits nor the amount and range of potential loss associated with the lawsuits can be assessed at this time. Other than the attorneys’ fees described above, as of December 31, 2018 we have accrued no amounts for contingent losses associated with these suits.
Any infringement or misappropriation claim could cause us to incur significant costs, place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. If the relevant patents are upheld as valid and enforceable and we are found to infringe such patents, we could be prohibited from selling any of our products that is found to infringe unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain a license on terms acceptable to us, if at all, and we may not be able to redesign our products to avoid infringement. Even if we are able to redesign our products to avoid an infringement claim, we may not receive FDA approval for such changes in a timely manner or at all. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, selling or offering to sell one or more of our products, or could enter an order mandating that we undertake certain remedial activities. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.
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
The market for glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In selling the G4 PLATINUM, G5 Mobile and G6 systems, we compete directly with Medtronic plc’s Diabetes Group; Roche Diabetes Care, a division of Roche Diagnostics; privately-held LifeScan, Inc.; the Diabetes Care division of Abbott Laboratories; and Ascensia Diabetes Care, each of which manufactures and markets products for the single-point finger stick device market. Collectively, these companies currently account for the majority of the worldwide sales of self-monitored glucose testing systems.
Several companies are developing or commercializing products for continuous or periodic monitoring of glucose levels in the interstitial fluid under the skin that compete directly with our products. Medtronic plc’s Diabetes Group markets and sells a standalone glucose monitoring product called Guardian Connect, which has launched both internationally and in the United States after receiving FDA approval in 2018. In 2015, Abbott Diabetes Care, Inc. launched a consumer flash glucose monitoring system, FreeStyle Libre outside the United States. Abbott first received FDA approval for a professional-use version of this system in September 2016 for use in the United States, referred to as the Pro Flash, for which readings are only made available to the patient through consultation with their healthcare provider. Abbott first received FDA approval for the consumer version of this system, referred to a Flash, in September 2017 for use in the United States.
Medtronic and other third parties have developed or are developing insulin pumps integrated with continuous glucose monitoring systems that provide, among other things, the ability to suspend insulin administration while the user’s glucose levels are low and to automate basal and bolus insulin dosing. Medtronic launched its 670G insulin delivery system in 2017.
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
In the ordinary course of our business, we enter into collaborative arrangements to develop new products and to pursue new markets, such as our agreements with Eli Lilly, Insulet, Novo Nordisk and Tandem Diabetes, to integrate our continuous glucose monitoring technology into their insulin delivery systems, and our recently amended agreement with Verily to develop one or more next-generation CGM products. Our Eli Lilly, Insulet, Novo Nordisk and Verily collaborations have not yet resulted in a commercial product. In June 2018, Tandem received FDA approval for its latest sensor-augmented insulin delivery system, the t:slim X2™ Insulin Pump Basal-IQTM technology, which integrates with our G6 system.
As a result of these development relationships, our operating results depend, to some extent, on the ability of our development partners to successfully commercialize their insulin delivery systems or monitoring products. Any factors that may limit our partners’ ability to achieve widespread adoption of their systems, including competitive pressures, technological breakthroughs for the treatment or prevention of diabetes, adverse regulatory or legal actions relating to insulin pump products, or changes in reimbursement rates or policies of third-party payors relating to insulin pumps or similar products, could have an adverse impact on our operating results. For example, Animas announced in September 2017 that it has discontinued the manufacturing and sale of Animas® Vibe® and OneTouch Ping® insulin pumps, then exited the insulin pump business. Animas selected Medtronic as its partner to facilitate a seamless transition for patients, caregivers and healthcare providers. Patients using an Animas insulin pump are offered the option to transfer to a Medtronic pump. As Animas Vibe is compatible with DexCom’s products, and Animas has served as a distributor for our products in certain geographies, the transition of Animas customers to Medtronic pumps, which are not integrated with our sensors, may adversely impact our revenues. As another example, UnitedHealthcare announced, effective July 1, 2016, that UnitedHealthcare Community Plan and Commercial members will no longer have an in-network choice among providers of insulin pumps, and designated Medtronic as its preferred, in-network provider. We do not have a relationship to integrate our CGM technology with Medtronic, which has developed an insulin pump augmented with its proprietary continuous glucose monitoring system. The decision by UnitedHealthcare to establish Medtronic as its preferred provider of insulin pumps could result in a material reduction in the number of insulin pumps sold by other insulin pump manufacturers, including Tandem and Insulet. In addition, it is possible that other large third-party payors will establish preferred providers of insulin pumps, which may or may not include the pumps produced by our development partners.
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
Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse (including system hacking or other unauthorized access by third parties to our systems) or malfunction of, or design flaws in, our products. This liability may vary based on the FDA classification associated with our devices. Notably, the classification of our G6 system as a Class II medical device is likely to weaken our ability to rely on federal preemption of state law claims that assert liability against us for harms arising from use of the G6. We may be subject to product liability claims if our products cause, or merely appear to have caused, an injury. Claims may be made by customers, healthcare providers or others selling our products. The risk of product liability claims may increase now that our G5 Mobile system has obtained indications and approved labeling in the United States, in Canada, and in the countries utilizing the CE Mark that allow for our patients to make diabetes treatment decisions with our CGM technology in conjunction with only two finger sticks required for calibration of the system and our G6 does not require confirmatory finger sticks when making treatment decisions or finger stick tests each day for calibration, although it does require finger stick tests when symptoms do not match readings and when readings are unavailable. The risk of claims may also increase if our products are subject to a product recall or seizure. An example of the difficulty of complying with the regulatory requirements associated with the manufacture of our products, we issued notifications to our customers regarding the audible alarms and alerts associated with our receivers, as discussed earlier in the risk factor entitled “If we or our suppliers or distributors fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, the products could be subject to restrictions or withdrawal from the market.”
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
We may be subject to claims against us even if the apparent injury is due to the actions of others or misuse of the device. Our customers, either on their own or following the advice of their physicians, may use our products in a manner not described in the products’ labeling and that differs from the manner in which it was used in clinical studies and approved by the FDA. For example, our current systems are designed to be used by an individual continuously for up to seven days for our G4 PLATINUM and G5 Mobile system and up to 10 days for our G6 system, but the individual might be able to circumvent the safeguards designed into the systems and use the products for longer than seven or 10 days. Off-label use of products by customers is common, and any such off-label use of our products could subject us to additional liability, or require design changes to limit this potential off-label use once discovered. The CE Mark and the recent HealthCanada and FDA approvals for our G5 Mobile system include indications that allow patients to make diabetes treatment decisions based on the information generated by such system, although both regulators still require finger stick calibrations twice per day. In addition, other regulatory agencies may in the future approve similar diabetes treatment indications. We expect that such diabetes treatment indications could expose us to additional liability. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial volunteers or result in reduced acceptance of our products in the market.
We may be subject to fines, penalties and injunctions if we are determined to be promoting the use of our products for unapproved or improper off-label uses.
Although we believe our promotional materials and practices comply with FDCA and other applicable laws and regulations, as may be amended from time to time, if the FDA or other regulatory body with competent jurisdiction over us, our activities or products takes the position that our marketing, promotional or other materials or activities constitute improper promotion or marketing of an unapproved or improper use, the FDA or other regulatory body could request that we modify our materials or practices, or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider promotional, marketing or other materials or activities to constitute improper promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Recent court decisions have impacted the FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations; however, there are still significant risks in this area in part due to the potential False Claims Act exposure.
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
In the ordinary course of our business, we collect and store sensitive data, such as our proprietary business information and that of our clients as well as personally identifiable information of our customers, including full names, social security numbers, addresses, and birth dates, in our data centers and on our networks. Our employees may also have access to and may use personal health information in the ordinary course of our business. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures and business controls, our information technology and infrastructure may be vulnerable to attacks by hackers, breaches due to employee, contractor or vendor error, or malfeasance or other disruptions or subject to the inadvertent or intentional unauthorized release of information. Any such occurrence could compromise our networks and the information stored thereon could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could (i) result in legal claims or proceedings, and liability under laws that protect the privacy of personal information and regulatory penalties, (ii) disrupt our operations and the services we provide to our clients and (iii) damage our reputation, any of which could adversely affect our profitability, revenue and competitive position.
As we grow and expand our administrative, customer support or IT support services, we may also utilize the services of personnel and contractors located outside of the United States to perform certain functions. While we make every effort to review our applicable contracts and other payor requirements, a local, state, or federal government agency or one of our customers may find the use of offshore resources to be a violation of a legal or contractual requirement, which could result in termination of the contractual relationship, penalties, or changes in our business operations that could adversely affect our business, financial condition, and results of operations. Additionally, while we have implemented industry standard security measures for offshore access to protected health information and other personal information, unauthorized access or disclosure of such information by offshore personnel may result in (i) legal claims or proceedings, and liability under laws that protect the privacy of personal information and regulatory penalties, (ii) a disruption of our operations and the services we provide to our clients or (iii) damage to our reputation, any of which could adversely affect our profitability, revenue and competitive position.
Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer and could subject us to substantial liabilities.
The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act, or HIPAA, as amended, and implementing regulations, extensively regulate the use and disclosure of individually identifiable health information, known as “protected health information,” and require covered entities, including health plans and most health care providers, to implement administrative, physical and technical safeguards to protect the security of such information. Certain provisions of the security and privacy regulations apply to business associates (entities that handle protected health information on behalf of covered entities), and business associates are subject to direct liability for violation of these provisions. In addition, a covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity.
Covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay and notification must also be made to the U.S. Department of Health & Human Services, Office for Civil Rights, or OCR and, in certain situations involving large breaches, to the media. Various U.S. state laws and regulations may also require us to notify affected individuals and state agencies in the event of a data breach involving individually identifiable information.
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
There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. We also remain subject to federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to alleged privacy violations and data breaches. California recently enacted the California Consumer Privacy Act, or CCPA, which goes into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and the California Attorney General will issue clarifying regulations. It remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. The effects of the CCPA potentially are significant, however, and may require us to modify our data processing practices, and may cause us to incur substantial costs and expenses to comply.
We are also subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information that may be more onerous than corresponding U.S. laws, including in particular the laws of Europe.
For instance, in the European Union, increasingly stringent data protection and privacy rules that have and will continue to have substantial impact on the use of patient data across the healthcare industry became effective in May 2018. The EU General Data Protection Regulation, or GDPR, applies across the European Union and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR fine framework can be up to 20 million euros, or up to 4 % of the company’s total global turnover of the preceding fiscal year, whichever is higher. The GDPR also requires companies processing personal data of individuals residing in the European Union to comply with EU privacy and data protection rules, even if the company itself does not have a physical presence in the European Union. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities. Due to the strong consumer protection aspects of the GDPR, companies subject to its purview are allocating substantial legal costs to the development of necessary policies and procedures and overall compliance efforts. We expect continued costs associated with maintaining compliance with GDPR into the future, and these provisions as interpreted by EU agencies, could negatively impact our business, financial condition and results of operations.
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
These threats can come from a variety of sources, ranging in sophistication from an individual hacker to malfeasance by employees, consultants or other service providers to state-sponsored attacks. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past several years, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications, as well as those of our contractors, may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff.
There can be no assurance that we will not be subject to cybersecurity incidents that bypass our security measures, impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our information systems, devices or business, including our ability to deliver services to our customers. As a result, cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our enterprise, information systems and data from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. The occurrence of any of these events could result in:

•	harm to customers;

•	business interruptions and delays;

•	the loss, misappropriation, corruption or unauthorized access of data;

•	litigation, including potential class action litigation, and potential liability under privacy, security and consumer protection laws or other applicable laws;

•	reputational damage;

•	increase to insurance premiums; and

•	foreign, federal and state governmental inquiries, any of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.

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
We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, ransomware or other malware, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. If our systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may significantly suffer and we may be subject to litigation, government enforcement actions and other actions for which we could face financial liability and other adverse consequences which may include:

•	additional government oversight of our operations;

•	loss of existing customers;

•	difficulty in attracting new customers;

•	problems in determining product cost estimates and establishing appropriate pricing;

•	difficulty in preventing, detecting, and controlling fraud;

•	disputes with customers, physicians, and other health care professionals;

•	increases in operating expenses, incurrence of expenses, including remediation costs;

•	loss of revenues (including through loss of coverage or reimbursement);

•	product development delays;

•	disruption of key business operations; and

•	diversion of attention of management and key information technology resources.
The failure to comply with U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws in non-U.S. jurisdictions could materially adversely affect our business and result in civil and/or criminal sanctions.
The U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials and, in some instances, other persons for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the United States are with governmental entities and are therefore potentially subject to such anti-bribery laws. Global enforcement of anti-corruption laws has increased substantially in recent years, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by U.S. and foreign governmental agencies, and assessment of significant fines and penalties against companies and individuals. Our international operations create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or distributors, because these parties are not always subject to our direct oversight and control. It is our policy to implement safeguards to educate our employees and agents on these legal requirements and discourage improper practices. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents, or distributors may engage in conduct for which we might be held responsible. In addition, the government agencies may seek to hold us liable for successor liability for anti-corruption law violations committed by any companies in which we invest or that we acquire. Any alleged or actual violations of these regulations may subject us to government scrutiny, severe criminal or civil sanctions and other liabilities, including exclusion from government contracting, and could disrupt our business, and result in a material adverse effect on our business, financial condition, and results of operations.
The majority of our operations are conducted at facilities in San Diego, California and Mesa, Arizona. Any disruption at these facilities could increase our expenses.
We take precautions to safeguard our facilities, which include manufacturing protocols, insurance, health and safety protocols, and off-site storage of data. However, a natural or man-made disaster, such as fire, flood, earthquake, act of terrorism, cyber-attack or other disruptive event could cause substantial delays in our operations, damage or destroy our manufacturing equipment, inventory, or records and cause us to incur additional expenses. Earthquakes are of particular significance since our primary manufacturing facilities in California are located in an earthquake-prone area. In the event our existing manufacturing facilities or equipment are affected by man-made or natural disasters, we may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business. The insurance we maintain against fires, floods, earthquakes and other natural disasters and similar events may not be adequate to cover our losses in any particular case.
Continued expansion of our operations in our facility in Mesa may not be scaled at a pace sufficient to ensure that we can manufacture one or more of our continuous glucose monitoring products in quantities sufficient to meet market demand.
Our facility in Mesa, Arizona is designed to manufacture current and next-generation sensors and transmitters, but may not be scaled quickly enough to permit us to manufacture one or more of our CGM products in quantities sufficient to meet market demand. There are risks associated with continued expansion of our manufacturing capacity in Mesa that include but are not limited to contractor issues and delays, licensing and permitting delays or rejections, limitations and delays on the installation of new or custom-ordered equipment, issues associated with validating such equipment, and processes or other aspects of ensuring we manufacture our products in compliance with current Good Manufacturing Practice requirements.
Our products may not continue to achieve market acceptance.
We expect that sales of our G4 PLATINUM system, which consists of a handheld receiver, reusable transmitter and disposable sensor, and our G5 Mobile and G6 systems, which consist of a handheld receiver, reusable transmitter, disposable sensors and a smartphone application that securely identifies, receives, deciphers and displays information transmitted by the transmitter, will account for substantially all of our product revenue for the foreseeable future. If and when we receive FDA or other regulators’ approval for and begin commercialization of our next-generation continuous glucose monitoring systems and sensors, we expect most patients will migrate onto those systems. Notwithstanding our prior experience in selling our products, we might be unable to successfully expand the commercialization of our products on a wide scale for a number of reasons, including:

•	the FDA authorization to market our G6 system in the United States in March 2018 means that we have limited experience selling our G6 system;

•	our G6 system prompts the user to replace the sensor no later than the tenth day, which might make it more expensive for users;

•
widespread market acceptance of our products by physicians and people with diabetes will largely depend on our ability to demonstrate their relative safety, effectiveness, reliability, cost-effectiveness and ease of use;

•	the limited size of our sales force;

•	we may not have sufficient financial or other resources to adequately expand the commercialization efforts for our products;

•	our FDA and other regulatory reviews and/or submissions may be delayed, or approved with limited product labeling;

•	we may not be able to manufacture our products in commercial quantities or at an acceptable cost;

•
people with diabetes do not generally receive broad reimbursement from third-party payors for their purchase of CGM products since many payors require that a policy holder meet specific medical criteria to qualify for reimbursement, which may reduce widespread access to or use of our products;

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

In addition to the risks outlined above, the G6 has improved performance and is being adopted more quickly than anticipated. There is the risk that consumers will stop purchasing our G4 PLATINUM or G5 Mobile systems in preference for the G6, or that regulatory authorities will determine that the G4 PLATINUM or G5 Mobile systems are not as effective as the G6 and may change marketing approval, reimbursement or the extent of coverage for these products. Our G4 PLATINUM, G5 Mobile and G6 systems are more invasive than many other self-monitored glucose testing systems, including single-point finger stick devices, and people with diabetes may be unwilling to insert a sensor in their body, especially if their current diabetes management involves no more than two finger sticks per day. Moreover, people with diabetes may not perceive the benefits of continuous glucose monitoring and may be unwilling to change their current treatment regimens. In addition, physicians tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products. Physicians may not recommend or prescribe our products unless and until (i) there is more long-term clinical evidence to convince them to alter their existing treatment methods, (ii) there are additional recommendations from prominent physicians that our products are effective in monitoring glucose levels and (iii) reimbursement or insurance coverage is more widely available. We cannot predict when, if ever, physicians and people with diabetes may adopt more widespread use of continuous glucose monitoring systems, including our systems. If our systems do not achieve and maintain an adequate level of acceptance by people with diabetes, physicians and healthcare payors, we may not generate significant product revenue and we may not become profitable.
Current uncertainty in global economic and political conditions makes it particularly difficult to predict product demand and other related matters and makes it more likely that our actual results could differ materially from expectations.
Our operations and performance depend on worldwide economic and political conditions. These conditions have been adversely impacted by continued global economic uncertainty, political instability and military hostilities in multiple geographies, concerns over the potential downgrade of U.S. sovereign debt and continued sovereign debt, monetary and financial uncertainties in Europe and other foreign countries. These include potential reductions in the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries. These conditions have made and may continue to make it difficult for our customers and potential customers to afford our products, and could cause our customers to stop using our products or to use them less frequently. If that were to occur, our revenue may decrease and our performance may be negatively impacted. In addition, the pressure on consumers to absorb more of their own health care costs has resulted in some cases in higher deductibles and limits on durable medical equipment, which may cause seasonality in purchasing patterns. Furthermore, during economic uncertainty, our customers have had job losses and may continue to have issues gaining timely access to sufficient health insurance or credit, which could result in their unwillingness to purchase products or impair their ability to make timely payments to us. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our business, financial condition and results of operations.
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
Our research and development and clinical processes involve the handling of potentially harmful biological materials as well as hazardous materials. We are subject to international and domestic (including federal, state and local) laws, rules and regulations governing the use, handling, storage and disposal of hazardous and biological materials and we incur expenses relating to compliance with these laws and regulations. If violations of environmental, health and safety laws occur, we could be held liable for damages, penalties and costs of remedial actions. These expenses or this liability could have a significant negative impact on our financial condition. We may violate environmental, health and safety laws in the future as a result of human error, equipment failure or other causes. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We are subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes to or restrictions on permitting requirements or processes, hazardous or biological material storage or handling might require an unplanned capital investment or relocation. Failure to comply with new or existing laws or regulations could harm our business, financial condition and results of operations.
We are subject to a variety of risks due to our international operations that could adversely affect our business, our operations or profitability and operating results.
Our operations in countries outside the United States, which accounted for approximately 21% of our revenues for the twelve months ended December 31, 2018, are accompanied by certain financial and other risks. In addition to opening offices in the United Kingdom, Germany, Canada, and the Philippines, in connection with distributor acquisitions and otherwise, we intend to continue to pursue growth opportunities in sales outside the United States, especially in Europe and Asia (including Japan and Korea), and we may increase our use of administrative and support functions from locations outside the United States, which could expose us to greater risks associated with our sales and operations. As we pursue opportunities outside the United States, we may become more exposed to these risks and our ability to scale our operations effectively may be affected. Additionally, we may experience difficulties in scaling these functions from locations outside the United States and may not experience the expected cost efficiencies.
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
Failure to obtain any required regulatory authorization in foreign jurisdictions will prevent us from marketing our products abroad.
We conduct limited commercial and marketing efforts in Canada, Europe, Australia, New Zealand, Asia, Latin America, the Middle East and Africa with respect to our continuous glucose monitoring systems and may seek to market our products in other regions in the future. Outside the United States, we can market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. The authorization and/or approval procedure varies among countries and can involve additional testing, and the time required to obtain any required authorization or approval may differ from that required to obtain FDA marketing authorization(s). The foreign regulatory authorization or approval process may include all of the risks associated with obtaining FDA marketing authorization(s) in addition to other risks. We may not obtain foreign regulatory authorizations or approvals on a timely basis, if at all. Obtaining a marketing authorization from the FDA does not ensure authorization or approval by regulatory authorities in other countries, and authorization or approval by one foreign regulatory authority does not ensure authorization or approval by regulatory authorities in other foreign countries or by the FDA. In addition, in order to obtain the authorization to market our products in certain foreign jurisdictions, we may need to obtain a Certificate to Foreign Government from the FDA. The FDA may refuse to issue a Certificate to Foreign Government in certain instances, including without limitation, during the pendency of any outstanding warning letter. As a result, we may not be able to file for regulatory approvals or marketing authorizations and may not receive necessary approvals or authorizations to commercialize our products in any market outside the United States on a timely basis, or at all.
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
We may undertake a reorganization of our workforce, which may result in a temporary reduction in the number of employees in certain locations. We would undertake a reorganization to reduce operating expenses, though we cannot guarantee any specific amount of long-term cost savings.  Further, the turnover in our employee base could result in operational and administrative inefficiencies, which could adversely impact the results of our operations, stock price and customer relationships, and could make recruiting for future management and other positions more difficult.
We may require additional funding to continue the commercialization of our G4 PLATINUM, G5 Mobile and G6 systems, or the development and commercialization of our future generation and other continuous glucose monitoring systems, including our sensor augmented insulin pump systems developed in collaboration with our pump partners and other partners.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercialization of our products, including growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our next-generation ambulatory continuous glucose monitoring sensors and systems. Although we raised $389.0 million in net proceeds through the private sale of our convertible notes in June 2017, $75.0 million of which was used to repay our credit facility, $836.6 million in net proceeds through the private sale of our convertible notes in November 2018, $100.0 million of which we used to purchase shares of our common stock, and now have $195.6 million available to us under our credit facility (as reduced by our outstanding letters of credit), we may need funds to continue the commercialization of our current products and to develop and commercialize our next-generation sensors and systems. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we may need will depend on many factors, including:

•	the revenue generated by sales of our products and other future products;

•	the costs, timing and risks of delay of additional regulatory approvals;

•	the expenses we incur in manufacturing, developing, selling and marketing our products;

•	our ability to scale our manufacturing operations to meet demand for our current and any future products;

•	the costs to produce our continuous glucose monitoring systems;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the rate of progress and cost of our clinical trials and other development activities;

•	the success of our research and development efforts;

•	the emergence of competing or complementary technologies;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost of ongoing compliance with legal and regulatory requirements, and third-party payors’ policies;

•	the cost of obtaining and maintaining regulatory or payor clearance or approval for our current or future products including those integrated with other companies’ products; and

•	the acquisition of business, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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
If we are presented with appropriate opportunities, we could acquire or make other investments in complementary companies, products or technologies. We may not realize the anticipated benefit of our acquisitions, or the realization of the anticipated benefits may require greater expenditures than anticipated by us. We will likely face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of the operations and services of any acquired company, integration of acquired technology with our products, diversion of our management’s attention from other business concerns, the potential loss of key employees or customers of the acquired businesses and impairment charges if future acquisitions are not as successful as we originally anticipate. If we fail to successfully integrate other companies, products or technologies that we acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity or equity-linked securities to pay for any future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets.
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
As a public company, we are required to maintain internal control over financial reporting and our management is required to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year. If we are not successful in maintaining effective internal control over financial reporting, there could be inaccuracies or omissions in the consolidated financial information we are required to file with the SEC. Additionally, even if there are no inaccuracies or omissions, we will be required to publicly disclose the conclusion of our management that our internal control over financial reporting or disclosure controls and procedures are not effective. These events could cause investors to lose confidence in our reported financial information, adversely impact our stock price, result in increased costs to remediate any deficiencies, attract regulatory scrutiny or lawsuits that could be costly to resolve and distract management’s attention, limit our ability to access the capital markets or cause our stock to be delisted from The Nasdaq Stock Market or any other securities exchange on which it is then listed.

We could be subject to changes in our tax rates, new U.S. or international tax legislation or additional tax liabilities.
We are subject to taxes in the United States and numerous foreign jurisdictions, where a number of our subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to change. Our effective tax rates could be affected by numerous factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws or their interpretation, both in and outside the United States.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future. From January 1, 2018 through February 15, 2019, the closing price of our common stock on the Nasdaq Global Select Market was as high as $152.73 per share and as low as $52.25 per share.
The market price of our common stock is influenced by many factors that are beyond our control, including the following:

•	securities analyst coverage or lack of coverage of our common stock or changes in their estimates of our financial performance;

•	variations in quarterly operating results;

•	future sales of our common stock by our stockholders;

•	investor perception of us and our industry;

•	announcements by us or our competitors of significant agreements, acquisitions, or capital commitments or product launches or discontinuations;

•	changes in market valuation or earnings of our competitors;

•	negative business or financial announcements regarding our partners;

•	general economic conditions;

•	regulatory actions;

•	legislation and political conditions; and

•	terrorist acts.
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
We have entered into a revolving credit agreement and a pledge and security agreement with JPMorgan Chase Bank and four other lenders to fund our business operations. These agreements impose numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of December 31, 2018, we were in compliance with the covenants imposed by the loan and security agreement. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
Increasing our financial leverage could affect our operations and profitability.
The current maximum available credit under our multi-currency revolving credit facility is $200.0 million. Our leverage ratio may affect the availability to us of additional capital resources as well as our operations in several ways, including:

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
This issuance of shares by us in the future, including by conversion of our convertible notes in certain circumstances, the issuance of shares of our common stock to partners, including up to 2,025,036 shares of our common stock that we may issue to Verily and Onduo LLC pursuant to the Restated Collaboration Agreement, or sales of shares by our stockholders may cause the market price of our common stock to decline, perhaps significantly, even if our business is performing well. The market price of our common stock could also decline if there is a perception that sales of our shares are likely to occur in the future. This might also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Also, we may issue securities in connection with future financings and acquisitions, and those shares could dilute the holdings of other stockholders.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future and the terms of our credit agreement restrict our ability to declare or pay dividends. As a result, stockholders (including holders of our convertible notes who receive shares of our common stock, if any, upon conversion of their notes) may only receive a return on their investment in our common stock if the market price of our common stock increases.

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

•
a special meeting of stockholders may only be called by a majority of our Board of Directors, the Chairman of our Board of Directors, our Chief Executive Officer, our President or our Lead Independent Director;

•	our stockholders may not take action by written consent;

•	our Board of Directors is divided into three classes, only one of which is elected each year; and

•	we require advance notice for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Risks Related to Our Debt
We have indebtedness in the form of convertible senior notes, which could adversely affect our financial health and our ability to respond to changes in our business.
In June 2017, we completed an offering of $400.0 million aggregate principal amount of 0.75% convertible senior notes due 2022, or 2022 Notes, which offering we refer to as the 2017 Notes Offering. In November 2018, we completed an offering of $850.0 million aggregate principal amount of 0.75% convertible senior notes due 2023, or 2023 Notes, which offering we refer to as the 2018 Notes Offering. We refer to the 2017 Notes Offering and the 2018 Notes Offering together as the Notes Offerings, and we refer to the 2022 Notes and the 2023 Notes together as the Notes. As a result of the Notes Offerings, we incurred $1.250 billion principal amount of indebtedness, the principal amount of which we may be required to pay at maturity.
Holders of the Notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change (as defined in the indenture for each of the 2022 Notes and the 2023 Notes) at a purchase price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any. In addition, each indenture for the Notes provides that we are required to repay amounts due under each indenture in the event that there is an event of default for the Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to maturity date for the Notes. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.
As a result of our level of increased debt after the completion of the Notes Offerings:

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
We cannot be sure that our leverage resulting from the level of increased debt after the completion of the Notes Offerings will not materially and adversely affect our ability to finance our operations or capital needs or to engage in other business activities. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt.

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
Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change purchase date. In addition, each indenture for the Notes provides that we are required to repay amounts due under each indenture in the event that there is an event of default for the Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to maturity date for the Notes. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than cash in lieu of any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase Notes surrendered upon a fundamental change or repay prior to maturity any accelerated amounts or pay cash for Notes being converted.
In addition, our ability to purchase the Notes or repay prior to maturity any accelerated amounts under the Notes upon an event of default or pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness outstanding at the time, including our credit facility. Under our current credit facility we are only permitted to use cash to purchase the Notes or repay prior to maturity any accelerated amounts under the Notes if we meet certain conditions that are defined under the Credit Agreement. We may not meet these conditions in the future. Our failure to repurchase Notes at a time when the repurchase is required by the respective indenture (whether upon a fundamental change or otherwise under each indenture) or pay cash payable on future conversions of the Notes as required by the indenture would constitute a default under each indenture. A default under each indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness, including our credit facility. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness, repurchase the Notes or make cash payments upon conversions thereof.
We may still incur substantially more debt or take other actions which would intensify the risks discussed above.
We may incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indentures governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt, or taking a number of other actions that are not limited by the terms of the indenture governing the convertible senior notes that could have the effect of diminishing our ability to make payments on the Notes when due.
The convertible note hedge and warrant transactions may affect the value of the 2023 Notes and our common stock.
In connection with the sale of the 2023 Notes, we entered into convertible note hedge, or the 2023 Note Hedge, transactions with certain financial institutions, or option counterparties. We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our common stock, or the 2023 Warrants. The 2023 Note Hedge transactions are expected generally to reduce the potential dilution upon any conversion of the 2023 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2023 Notes. The 2023 Warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the exercise price of the 2023 Warrants, which is $198.38.
The option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions prior to the maturity of 2023 Notes (and are likely to do so during any observation period related to a conversion of 2023 Notes, or following any repurchase of Notes by us on any fundamental change repurchase date (as defined in the indenture for the 2023 Notes) or otherwise). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the 2023 Notes, which could affect note holders’ ability to convert the 2023 Notes and, to the extent the activity occurs during any observation period related to a conversion of the 2023 Notes, it could affect the amount and value of the consideration that note holders will receive upon conversion of the 2023 Notes.
The potential effect, if any, of these transactions and activities on the market price of our common stock or the 2023 Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock and the value of the 2023 Notes (and as a result, the value of the consideration, the amount of cash and/or the number of shares, if any, that note holders would receive upon the conversion of the 2023 Notes) and, under certain circumstances, the ability of the note holders to convert the 2023 Notes.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the 2023 Notes or our common stock. In addition, we do not make any representation that the option counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.
We are subject to counterparty risk with respect to the 2023 Note Hedge transactions.
The option counterparties are financial institutions, and we will be subject to the risk that any or all of them may default under the 2023 Note Hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.
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
Our credit facility contains restrictive covenants relating to our capital raising activities and other financial and operational matters which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, our credit facility and the agreements governing the notes each contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $25.0 million that causes such indebtedness to become due prior to its scheduled maturity date would cause a cross default under the indenture governing the Notes. In addition, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $15.0 million that causes such indebtedness to become due prior to its scheduled maturity date would cause a default under our credit facility. The occurrence of a default under any of these borrowing arrangements would permit the holders of the Notes or the lenders under our credit facility to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the Note holders or the trustee under the indenture governing the Notes or the lenders under our credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.
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
Under GAAP, an entity must separately account for the debt component and the embedded conversion option of convertible debt instruments that may be settled entirely or partially in cash upon conversion, such as the Notes, in a manner that reflects the issuer’s economic interest cost. The effect of the accounting treatment for such instruments is that the value of such embedded conversion option would be treated as original issue discount for purposes of accounting for the debt component of the Notes, and that original issue discount is amortized into interest expense over the term of the Notes using an effective yield method. As a result, we will be required to record a greater amount of non-cash interest expense because of the amortization of the original issue discount to the Notes’ face amount over the term of the Notes and because of the amortization of the debt issuance costs. Accordingly, we will report greater interest expense and lower net income in our financial results because of the recognition of both the current period’s amortization of the debt discount and the Notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.
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
The terms of the Notes require us to repurchase the Notes in the event of a fundamental change. A takeover of DexCom would trigger an option of the holders of the Notes to require us to repurchase the Notes. In addition, if a make-whole fundamental change occurs prior to the maturity date of the Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Furthermore, each indenture for the Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the notes. These and other provisions of each indenture may have the effect of delaying or preventing a takeover of DexCom.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our principal locations, their sizes and purposes, and the expiration dates for the leases on the facilities at those locations as of December 31, 2018 are shown in the table below.

Location	Approximate Square Feet	Purpose	Lease Expiration Dates
San Diego, CA	470,900	Laboratory, Manufacturing, Research and Development, Warehouse, General and Administrative, Sales and Marketing	2022 (1)
Mesa, AZ	148,800	General and Administrative, Laboratory, Manufacturing, Warehouse	2028 (2)
All international locations (3)	122,800	EMEA Headquarters, Clinical, Regulatory, Marketing, General and Administrative	2026
(1) Excludes renewals that would be at our option to extend the term of leases for approximately 219,000 square feet of space for two additional five-year terms.
(2) Excludes renewals that would be at our option to extend the term of this lease for four additional five-year terms.
(3) International locations include Canada, the United Kingdom, Germany, Switzerland and the Philippines.
We also lease facilities in a number of smaller domestic locations. We believe our facilities are suitable and adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.

ITEM 3.	LEGAL PROCEEDINGS
On March 28, 2016, AgaMatrix, Inc., or AgaMatrix, filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix. On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On February 24, 2017, the Court granted AgaMatrix’s motion to substitute WaveForm Technologies, Inc., or WaveForm, as the new plaintiff following AgaMatrix’s transfer of the three patents to its newly formed entity. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under U.S. patent law and those petitions were granted on March 6, 2017. On March 8, 2017, we filed a petition for inter partes review with the PTAB seeking a determination that the third of the three asserted patents is invalid under U.S. patent law. This petition was granted on September 15, 2017. The PTAB issued a Final Written Decision for each of the first two patents on February 28, 2018, where the PTAB found the majority of asserted claims from the first patent unpatentable and the remaining claims under review not unpatentable. The PTAB found all claims under review from the second patent not unpatentable. We believe the PTAB erred in finding any claims of the first two patents not unpatentable, and appealed the PTAB’s decision to the United States Court of Appeals for the Federal Circuit, or Federal Circuit, on March 30, 2018. Briefing of the appeal is complete and we are currently awaiting the dates for oral argument from the Court of Appeals. The PTAB issued a Final Written Decision for the third patent on September 12, 2018, where the PTAB found all claims of the third patent asserted against us in the District of Oregon litigation unpatentable. WaveForm did not appeal this decision. On January 4, 2019, the parties stipulated to the dismissal of all claims and counterclaims regarding the third asserted patent. Most activity in the patent infringement lawsuit against us in the District of Oregon was stayed until the PTAB completed the inter partes review proceedings. That stay was lifted on October 10, 2018. The remaining claims and counterclaims will continue with an estimated date of trial in February 2020. It is our position that Waveform’s assertions of infringement have no merit.
We have also filed several lawsuits against AgaMatrix. We filed a patent infringement lawsuit against AgaMatrix in the United States District Court for the Central District of California, or C.D. Cal., which is currently on appeal to the Federal Circuit based on a Final Judgment of non-infringement entered by the C.D. Cal. judge on February 23, 2018. AgaMatrix sought attorneys’ fees for this lawsuit and as of December 31, 2018 we have accrued an immaterial amount for those fees. On September 15, 2017, we filed a patent infringement lawsuit against AgaMatrix in the United States District Court for the District of Delaware, asserting certain single-point blood glucose monitoring products of AgaMatrix infringe two patents held by us. In addition, on September 18, 2017, we filed a Complaint against AgaMatrix in the International Trade Commission, referred to as the ITC, requesting that the ITC institute an investigation and issue an order excluding certain products of AgaMatrix from importation into or sale in the United States based on AgaMatrix’s infringement of the same two patents asserted in the Delaware litigation. On September 14, 2018, AgaMatrix filed two petitions for inter partes review for each of the same two patents we asserted in the District of Delaware and the ITC. We filed a response to all four petitions on December

17, 2018. AgaMatrix had requested additional briefing on the matter and the PTAB has authorized both sides to do so. Briefing was completed in January 2019.
Neither the outcome of these lawsuits nor the amount and range of potential loss associated with the lawsuits can be assessed at this time. Other than the attorneys’ fees described above, as of December 31, 2018 we have accrued no amounts for contingent losses associated with these suits.
We are subject to various claims, complaints and legal actions that arise from time to time in the normal course of business, including commercial insurance, product liability and employment related matters. In addition, from time to time we may bring claims or initiate lawsuits against various third parties with respect to matters arising out of the ordinary course of our business, including commercial and employment related matters. We do not believe we are party to any currently pending legal proceedings, the outcome of which could have a material adverse effect on our business, financial condition or results of operations. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
DexCom’s common stock is traded on the Nasdaq Global Select Market under the symbol “DXCM.” The following table sets forth the high and low intraday per share sales prices reported on Nasdaq for DexCom’s common stock for the periods indicated.

	High	Low
Year Ended December 31, 2018
First Quarter	$75.30	$51.04
Second Quarter	$102.10	$69.51
Third Quarter	$148.56	$92.33
Fourth Quarter	$152.14	$105.05
	High	Low
Year Ended December 31, 2017
First Quarter	$88.80	$57.68
Second Quarter	$85.32	$66.16
Third Quarter	$78.92	$42.62
Fourth Quarter	$62.35	$43.74
Stockholders
We had approximately 30 stockholders of record as of February 19, 2019. The number of beneficial owners of our common stock at that date was substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K during the year ended December 31, 2018.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In November 2018 we repurchased 0.8 million shares of our common stock for $100.0 million, or an average per share price of $123.99. None of these shares were repurchased as part of a publicly announced share repurchase plan.
Company Stock Price Performance
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total returns on the Nasdaq Composite Index and the Nasdaq Medical Equipment Index over the five-year period ending December 31, 2018. The graph assumes that $100 was invested in DexCom common stock and in each of the other indices on December 31, 2013 and that all dividends were reinvested. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of DexCom’s common stock.
The graph below and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
AMONG DEXCOM, INC.
THE NASDAQ COMPOSITE INDEX
AND THE NASDAQ MEDICAL EQUIPMENT INDEX
* $100 invested on December 31, 2013 in stock or index, including reinvestment of any dividends.

	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
DexCom, Inc.	$100.00	$155.46	$231.29	$168.60	$162.07	$338.32
Nasdaq Composite	$100.00	$114.62	$122.81	$133.19	$172.11	$165.84
Nasdaq Medical Equipment	$100.00	$117.22	$131.48	$138.45	$195.37	$221.45

ITEM 6.	SELECTED FINANCIAL DATA
The consolidated statements of operations data for the years ended December 31, 2018, 2017, and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The statements of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from our audited financial statements not included in this Annual Report. The following selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and our financial statements and related notes in Part II, Item 8 of this Annual Report.

	Years Ended December 31,
(In millions, except per share data)	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data:
Product revenue	$1,031.6	$718.5	$573.3	$400.7	$257.1
Development grant and other revenue	—	—	—	1.3	2.1
Total revenue	1,031.6	718.5	573.3	402.0	259.2
Product cost of sales	367.7	226.4	194.9	123.6	82.3
Development and other cost of sales	—	—	—	—	0.6
Total cost of sales	367.7	226.4	194.9	123.6	82.9
Gross profit	663.9	492.1	378.4	278.4	176.3
Operating expenses:
Research and development	199.7	185.4	156.1	101.0	69.4
Collaborative research and development fees(1)	217.7	—	—	36.5	—
Selling, general and administrative	432.8	349.2	286.2	198.0	128.4
Total operating expenses	850.2	534.6	442.3	335.5	197.8
Operating loss	(186.3)	(42.5)	(63.9)	(57.1)	(21.5)
Interest expense	(22.7)	(12.8)	(0.7)	(0.4)	(0.8)
Income from equity investments	80.1	—	—	—	—
Interest and other income (expense), net	2.4	6.7	(0.3)	—	—
Loss before income taxes	(126.5)	(48.6)	(64.9)	(57.5)	(22.3)
Income tax expense	0.6	1.6	0.7	0.1	0.1
Net loss	$(127.1)	$(50.2)	$(65.6)	$(57.6)	$(22.4)
Basic and diluted net loss per share attributable to common stockholders(2)	$(1.44)	$(0.58)	$(0.78)	$(0.72)	$(0.30)
Shares used to compute basic and diluted net loss per share attributable to common stockholders(2)	88.2	86.3	83.6	79.8	75.2

	As of December 31,
(In millions)	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term marketable securities	$1,385.6	$548.6	$123.7	$115.2	$83.6
Working capital	1,477.1	605.8	177.6	164.4	105.3
Total assets	1,916.0	904.1	402.8	292.0	184.6
Long-term obligations	1,030.3	345.8	16.6	3.9	3.8
Total stockholders’ equity	$663.3	$419.4	$283.8	$221.2	$140.2

(1)	See Note 2 to the financial statements in Part II, Item 8 of this Annual Report for a description of our Restated Collaboration Agreement with Verily Life Sciences LLC and Verily Ireland Limited.

(2)
See Note 1 to the financial statements in Part II, Item 8 of this Annual Report for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are not purely historical regarding DexCom’s or its management’s intentions, beliefs, expectations and strategies for the future. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are made as of the date of this report, deal with future events, are subject to various risks and uncertainties, and actual results could differ materially from those anticipated in those forward looking statements. The risks and uncertainties that could cause actual results to differ materially are more fully described under “Risk Factors” and elsewhere in this report and in our other reports filed with the SEC. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results. You should read the following discussion and analysis together with “Selected Financial Data” in Part II, Item 6 and our financial statements and related notes in Part II, Item 8 of this Annual Report.
Overview
We are a medical device company primarily focused on the design, development and commercialization of continuous glucose monitoring, or CGM, systems for use by people with diabetes and by healthcare providers. We received approval from the Food and Drug Administration, or FDA, and commercialized our first product in 2006. We launched our latest generation system, the DexCom G6® integrated Continuous Glucose Monitoring System, or G6, in 2018. Unless the context requires otherwise, the terms “we,” “us,” “our,” the “company,” or “DexCom” refer to DexCom, Inc. and its subsidiaries.
We sell our durable CGM systems and disposable sensors through a direct sales force in the United States, Canada and some countries in Europe, and through distribution arrangements in the United States, Canada, Australia, New Zealand and some countries in Europe, Asia, Latin America, the Middle East and Africa.
We plan to develop future generations of technologies that are focused on improved performance and convenience and that will enable intelligent insulin administration. We also are aggressively exploring how to extend our offerings to other opportunities, including for people with Type 2 diabetes that are non-insulin using, people with pre-diabetes, people who are obese, people with gestational diabetes, and in the hospital setting. We will continue to develop a networked platform with open architecture, connectivity and transmitters capable of communicating with other devices and software systems. We also intend to expand our efforts to accumulate CGM patient data and metrics and apply predictive modeling and machine learning to generate interactive CGM insights that can inform patient behavior.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are more fully described in Note 1 to the financial statements in Part II, Item 8 of this Annual Report, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results. Members of our senior management have discussed the development and selection of these critical accounting policies and their disclosure in this Annual Report with the Audit Committee of our Board of Directors.
Revenue Recognition
ASC Topic 606. We adopted ASC Topic 606 effective January 1, 2018 using the modified retrospective method. Results for reporting periods after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with legacy accounting guidance under ASC Topic 605. The discussion which follows describes the judgments and estimates we use in recognizing revenue under ASC Topic 606. Our adoption of ASC Topic 606 did not have a material impact on the measurement nor on the recognition of revenue from contracts, for which all revenue had not been recognized as of January 1, 2018. Therefore, no cumulative adjustment has been made to the opening balance of retained earnings at the beginning of 2018. For more information, see “Revenue Recognition” in Note 1 to the financial statements in Part II, Item 8 of this Annual Report.
Revenue Recognition. We generate our revenue from the sale of our durable CGM systems and disposable sensors. Our durable systems include a reusable transmitter and receiver. Disposable sensors are sold separately. We also provide free-of-charge software and mobile applications for use with our durable systems and disposable sensors. The initial durable system price is generally not dependent upon the subsequent purchase of any amount of disposable sensors.
We generally recognize revenue when control is transferred to our customers in an amount that reflects the net consideration to which we expect to be entitled. Transaction price is typically based on contracted rates less any estimates of claim denials and historical reimbursement experience, which would include current and future expectations regarding reimbursement contracts, guidelines and payor mix, and less estimated variable consideration adjustments including rebates. The amount of variable consideration that is included in the transaction price is included in revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. We estimate reductions to our revenues for rebates paid to payors and healthcare providers in the United States. Rebates are based on contractual arrangements or statutory requirements, which may vary by product, payor and individual payor plans. Our estimates are based on products sold, historical payor mix and, as available, known market events or trends and channel inventory data. For more information, see “Revenue Recognition” in Note 1 to the financial statements in Part II, Item 8 of this Annual Report.
Recognizing revenue requires us to exercise judgment and use estimates that can have a significant impact on the amount and timing of revenue we report. We exercise significant judgment when we determine the transaction price, including variable consideration adjustments. If the actual amounts of consideration that we receive differ from our estimates, we would adjust our estimates and that would affect reported revenue in the period that such variances become known.
Disaggregation of Revenue. We disaggregate revenue by geographic region and by major sales channel. We have determined that disaggregating revenue into these categories achieves the ASC Topic 606 disclosure objectives of depicting how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Reconciliations of revenue disaggregated by geographic location and by major sales channel to total revenue are provided in Note 10 to the financial statements in Part II, Item 8 of this Annual Report.
Share-Based Compensation
Share-based compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized straight-line over the requisite service period of the individual grants, which typically equals the vesting period. Shared-based compensation arrangements include time-based and performance/market-based Restricted Stock Units (“RSUs”) and purchases of common stock at a discount under our Employee Stock Purchase Plan, or ESPP.
We estimate the fair value of time-based RSUs based on the market price of our common stock on the date of grant (the intrinsic value method). We estimate the fair value of performance/market-based RSUs using a Monte Carlo simulation model. We adjust share-based compensation expense quarterly for performance/market-based RSUs based on the expected achievement of the related performance conditions, which requires significant judgment.
We estimate the fair value of ESPP purchase rights using the Black-Scholes option pricing model. The model requires us to make assumptions that include expected volatility, expected term, dividends, and the risk-free interest rate. We account for forfeitures as they occur by reversing any share-based compensation expense related to awards that will not vest.
We recorded $101.9 million, $106.2 million and $110.8 million in share-based compensation expense during the twelve months ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, unrecognized estimated compensation costs related to unvested restricted stock units totaled $126.5 million and are expected to be recognized through 2021.
Fair Value of Financial Instruments
The authoritative guidance establishes a fair value hierarchy that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities. In general, the authoritative guidance requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the measurement of its fair value. The three levels of input defined by the authoritative guidance are as follows:
Level 1—Unadjusted quoted prices that are available in active markets for identical assets or liabilities.
Level 2—Inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly, through correlation with market data. These include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data for substantially the full term of the assets or liabilities.
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the determination of fair value. Level 3 assets and liabilities include those whose fair values are determined using pricing models, discounted cash flow methodologies, or similar valuation techniques and significant judgment or estimation.
We estimate the fair value of most of our cash equivalents using Level 1 inputs. We estimate the fair value of our marketable equity securities using Level 1 inputs and we estimate the fair value of our marketable debt securities using Level 2 inputs. We carry our other financial instruments, such as cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities, at cost, which approximates the related fair values due to the short-term maturities of these instruments. See Note 1 and Note 3 to the financial statements in Part II, Item 8 of this Annual Report for more information about fair value measurements.
Accounts Receivable and Related Valuation Accounts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We evaluate the collectability of our accounts receivable based on a combination of factors. We regularly analyze customer accounts, review the length of time receivables are outstanding, review historical loss rates and assess current economic trends that may impact the level of credit losses in the future. Our allowance for doubtful accounts has generally been adequate to cover our actual credit losses. However, since we cannot reliably predict future changes in the financial stability of our customers, we may need to increase our reserves if the financial conditions of our customers deteriorate.
Excess and Obsolete Inventory
Inventory is valued at the lower of cost or net realizable value. We record adjustments to inventory for potentially excess, obsolete, or scrapped goods in order to state inventory at net realizable value. Factors influencing these adjustments include inventories on hand and on order compared to estimated future usage and sales for existing and new products, as well as judgments regarding quality control testing data and assumptions about the likelihood of scrap and obsolescence. Historically, our inventory reserves have been adequate to cover our actual losses. However, if actual product life cycles, product quality or market conditions differ from our assumptions, additional inventory adjustments that would increase cost of goods sold could be required.
Income Taxes
We estimate our income taxes based on the various jurisdictions where we conduct business. Significant judgment is required in determining our worldwide income tax provision. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations and the potential for future adjustment of our uncertain tax positions by the Internal Revenue Service or other taxing jurisdictions. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable, and deferred taxes in the period in which the facts that give rise to a revision become known.
We use the asset and liability approach to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. Significant judgement is required to evaluate the need for a valuation allowance against deferred tax assets. We review all available positive and negative evidence, including projections of pre-tax book income, earnings history, and reliability of forecasting. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2018, we have maintained a full valuation allowance on our deferred tax assets since inception based on our historical losses and the uncertainty of generating future taxable income to utilize our loss and credit carryforwards. A future release of our valuation allowance will result in a material tax benefit recognized in the quarter of the release.
We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not of being sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Significant judgment is required to evaluate uncertain tax positions and is based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.
Loss Contingencies
We are subject to certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. We review the status of each significant matter quarterly and assess our potential financial exposure. If the potential loss from a claim or legal proceeding is considered probable and the amount can be reasonably estimated, we record a liability and an expense for the estimated loss and disclose it in our financial statements if it is significant. If we determine that a loss is possible and the range of the loss can be reasonably determined, we do not record a liability or an expense but we disclose the range of the possible loss. Significant judgment is required in the determination of whether a potential loss is probable, reasonably possible, or remote as well as in the determination of whether a potential exposure is reasonably estimable. We base our judgments on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Any revision of our estimates of potential liability could have a material impact on our financial position and operating results.
Results of Operations
Financial Overview

	Twelve Months Ended December 31,			2018 - 2017		2017 - 2016
(Dollars in millions)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Total revenue	$1,031.6	$718.5	$573.3	$313.1	44%	$145.2	25%
Gross profit	663.9	492.1	378.4	$171.8	35%	$113.7	30%
Gross profit as a percent of total revenue	64%	68%	66%
Operating loss	(186.3)	(42.5)	(63.9)	$(143.8)	338%	$21.4	(33)%
Net loss	$(127.1)	$(50.2)	$(65.6)	$(76.9)	153%	$15.4	(23)%
Basic and diluted net loss per share	$(1.44)	$(0.58)	$(0.78)	$(0.86)	148%	$0.20	(26)%

Revenue, Cost of Sales and Gross Profit

	Twelve Months Ended December 31,			2018 - 2017		2017 - 2016
(Dollars in millions)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Total revenue	$1,031.6	$718.5	$573.3	$313.1	44%	$145.2	25%
Cost of sales	367.7	226.4	194.9	141.3	62%	31.5	16%
Gross profit	$663.9	$492.1	$378.4	$171.8	35%	$113.7	30%
Gross profit as a percent of total revenue	64%	68%	66%
We sell our G4 PLATINUM, G5 Mobile and G6 durable CGM systems and disposable sensors through a direct sales force in the United States, Canada and some countries in Europe, and through distribution arrangements in the United States, Canada, Australia, New Zealand and some countries in Europe, Asia, Latin America, the Middle East and Africa. Most of our distributors stock our products and fulfill orders for our products from their inventory.
We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. We typically experience seasonality, with lower sales in the first quarter of each year compared to the immediately preceding fourth quarter. This seasonal sales pattern relates to U.S. annual insurance deductible resets and unfunded flexible spending accounts.
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

2018 Compared to 2017
Total revenue increased $313.1 million or 44% for the twelve months ended December 31, 2018 compared to the twelve months ended December 31, 2017. The 2018 revenue increase was primarily driven by increased sales volume of our disposable sensors and durable systems due to the continued growth of our installed base of customers, both in the United States and outside the United States. Disposable sensor and other revenue comprised approximately 75% of total revenue and durable systems revenue comprised approximately 25% of total revenue for the twelve months ended December 31, 2018. Disposable sensor and other revenue comprised approximately 70% of total revenue and durable systems revenue comprised approximately 30% of total revenue for the twelve months ended December 31, 2017. Total distributor revenue for the twelve months ended December 31, 2018 was approximately $652.9 million or 63% of our total revenue, compared to $538.0 million or 75% of our total revenue for the same period in 2017.
Cost of sales increased $141.3 million or 62% for the twelve months ended December 31, 2018 compared to the twelve months ended December 31, 2017 primarily due to increased sales volume. The gross profit of $663.9 million or 64% of total revenue for the twelve months ended December 31, 2018 increased $171.8 million compared to $492.1 million or 68% of total revenue for the same period in 2017. The 2018 increase in gross profit dollars was driven primarily by increased revenue and decreased warranty costs, partially offset by a $7.3 million excess and obsolete inventory charge that was related to the approval and launch of our G6 system and the continuous improvement and innovation of our products, as well as royalty-related cost of sales charges. The 2018 decrease in gross margin percentage is a function of channel strategy and product mix through our new product launches and international expansion.
2017 Compared to 2016
Total revenue increased $145.2 million or 25% for the twelve months ended December 31, 2017 compared to the twelve months ended December 31, 2016. The 2017 revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our installed base of customers using our durable systems and also by increased sales volume of our durable systems to both new and existing customers. Revenue attributable to our disposable sensors and durable systems was approximately 70% and 30%, respectively, of total revenue for each of the twelve months ended December 31, 2017 and 2016. Revenue from products shipped to our distributors for the twelve months ended December 31, 2017 was approximately $538.0 million or 75% of our total revenue compared to $411.8 million or 72% of our total revenue for the same period in 2016.
Cost of sales increased $31.5 million or 16% for the twelve months ended December 31, 2017 compared to the twelve months ended December 31, 2016 primarily due to increased sales volume. The gross profit of $492.1 million or 68% of total revenue for the twelve months ended December 31, 2017 increased $113.7 million compared to $378.4 million or 66% of total revenue for the same period in 2016. The increases in gross profit dollars and gross margin percentage were driven primarily by increased revenue and decreased warranty costs. Warranty costs were lower in 2017 than in 2016 primarily due to the February 2016 customer notification regarding the audible alarms and alerts associated with our receivers, which was classified as a voluntary Class 1 recall by the FDA and was closed by the FDA in August 2017.
Operating Expenses

	Twelve Months Ended December 31,			2018 - 2017		2017 - 2016
(Dollars in millions)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Research and development	$199.7	$185.4	$156.1	$14.3	8%	$29.3	19%
as a % of total revenue	19%	26%	27%
Collaborative research and development fee	217.7	—	—	217.7	NM	—	—%
as a % of total revenue	21%	—%	—%
Selling, general and administrative	432.8	349.2	286.2	83.6	24%	63.0	22%
as a % of total revenue	42%	48%	50%
Total operating expenses	$850.2	$534.6	$442.3	$315.6	59%	$92.3	21%
as a % of total revenue	82%	74%	77%
NM = Not Meaningful
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
2018 Compared to 2017
Research and Development Expense. Research and development expense increased $14.3 million or 8% for the twelve months ended December 31, 2018 compared to the same period of 2017. The increase was primarily due to $15.4 million in additional salaries, bonus and payroll-related costs, $4.6 million in additional facilities costs, and $2.9 million in additional software license costs, partially offset by $4.6 million in lower stock compensation costs, $4.0 million in lower expensed equipment costs, and a $2.5 million reduction in supplies costs.
Collaborative Research and Development Fee. We and Verily Life Sciences LLC (an Alphabet Company) (“Verily”) have been jointly developing certain next-generation CGM products since August 2015. In November 2018, we entered into an amended and restated collaboration and license agreement with Verily. Under the terms of that agreement, we made an initial payment of $250.0 million through the issuance of 1,840,943 shares of our common stock. We recorded a $217.7 million collaborative research and development charge in our statement of operations during 2018 relating to the issuance of this common stock. See Note 2 to the financial statements in Part II, Item 8 of this Annual Report for more information about this collaboration agreement.
Selling, General and Administrative Expense. Selling, general and administrative expense increased $83.6 million or 24% for the twelve months ended December 31, 2018 compared to the same period of 2017. The increase was primarily due to higher sales-related costs that were driven by increased headcount and marketing costs to support revenue growth and the continued commercialization of our products in both the United States and Europe. Significant elements of the increase in selling, general, and administrative expenses included $19.9 million in additional salaries, bonus and payroll-related costs, $12.3 million in additional consulting fees, $9.2 million in additional incentive compensation paid to our sales personnel, $8.6 million in additional temporary labor costs, $8.2 million in additional marketing costs, $5.4 million in additional legal fees, and $4.4 million in additional software license costs.
2017 Compared to 2016
Research and Development Expense. Research and development expense increased $29.3 million or 19% for the twelve months ended December 31, 2017 compared to the same period of 2016. The increase was primarily due to $18.3 million in additional salaries, bonus and payroll-related costs, $8.4 million in additional expensed equipment, and $2.4 million of additional clinical trial costs related to development of our future products.
Selling, General and Administrative Expense. Selling, general and administrative expense increased $63.0 million or 22% for the twelve months ended December 31, 2017 compared to the same period of 2016. The increase was primarily due to higher headcount-related selling, marketing and customer support costs to support revenue growth and the continued commercialization of our products. Significant elements of the increase in selling, general, and administrative expenses included $37.8 million in additional salaries, bonus, and payroll-related costs, $10.6 million in additional marketing costs, and $4.4 million in additional software license costs.
Non-Operating Income and Expenses
Interest Expense
Interest expense is $22.7 million for the twelve months ended December 31, 2018 compared to $12.8 million for the same period of 2017 and is related to our 2022 Notes, 2023 Notes and Revolving Credit Agreement. The 2018 increase is primarily due to an additional $6.9 million of interest expense for the 2022 Notes, which were issued in May and June 2017, and $3.3 million of interest expense for the 2023 Notes, which were issued in November 2018.
Interest expense is $12.8 million for the twelve months ended December 31, 2017 compared to $0.7 million for the same period of 2016 and is related to our 2022 Notes and Revolving Credit Agreement. The 2017 increase is primarily due to an additional $11.1 million of interest expense for the 2022 Notes.

Income from Equity Investments
Income from equity investments of $80.1 million for the twelve months ended December 31, 2018 consists solely of realized gains of $44.1 million and unrealized gains of $36.0 million on our equity investment in Tandem Diabetes Care, Inc.
Interest and Other Income (Expense), Net
Interest income is $10.5 million, $3.3 million and $0.4 million for the twelve months ended December 31, 2018, 2017 and 2016, respectively, and is related to our marketable debt securities portfolio. Average interest rates and average invested balances both increased during 2018 compared to 2017 and during 2017 compared to 2016.
Other income (expense) for the twelve months ended December 31, 2018, 2017 and 2016 consists primarily of foreign currency transaction gains and losses due to the effects of foreign currency fluctuations.
Income Tax Expense
We recorded pre-tax losses in the each of the twelve months ended December 31, 2018, 2017 and 2016. The nominal income tax expense we recorded for 2018 is primarily attributable to state and foreign income tax expense, partially offset by the release of a valuation allowance related to acquired intangible assets for which we have no tax basis. The nominal income tax expense we recorded for 2017 and 2016 is primarily due to withholding and other income tax expenses in profitable jurisdictions.
Liquidity and Capital Resources
Overview, Capital Resources, and Capital Requirements
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations, proceeds from our convertible notes issuances, and access to our revolving line of credit. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital expenditures, acquisitions of businesses, and debt service costs.
We expect that cash provided by our operations may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, working capital requirements and capital deployment decisions. We have historically invested our cash primarily in U.S. dollar-denominated, investment grade, highly liquid obligations of U.S. government-sponsored enterprises, commercial paper, corporate debt, and money market funds. Certain of these investments are subject to general credit, liquidity and other market risks. The general condition of the financial markets and the economy may increase those risks and may affect the value and liquidity of investments and restrict our ability to access the capital markets.
Our future capital requirements will depend on many factors, including but not limited to:

•	the revenue generated by sales of our approved products and other future products;

•	the expenses we incur in manufacturing, developing, selling and marketing our products;

•	the quality levels of our products and services;

•	the third-party reimbursement of our products for our customers;

•	our ability to efficiently scale our operations to meet demand for our current and any future products;

•	the costs, timing and risks of delays of additional regulatory approvals;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the rate of progress and cost of our clinical trials and other development activities;

•	the success of our research and development efforts;

•	the emergence of competing or complementary technological developments;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the acquisition of businesses, products and technologies and our ability to integrate and manage any acquired businesses, products and technologies; and

•	the evolution of the international expansion of our business.
We expect that existing cash and cash flows from our future operations will generally be sufficient to fund our ongoing core business. As current borrowing sources become due, we may be required to access the capital markets for additional funding. As we assess inorganic growth strategies, we may need to supplement our internally generated cash flow with outside sources. In the event that we are required to access the debt market, we believe that we will be able to secure reasonable borrowing rates. As part of our liquidity strategy, we will continue to monitor our current level of earnings and cash flow generation as well as our ability to access the market in light of those earning levels.
A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in U.S. dollars. Accordingly, our assessment is that we have no material net exposure to foreign currency exchange rate fluctuations at this time. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the British Pound, the Euro, and the Canadian Dollar, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We currently engage in limited hedging transactions to reduce foreign currency risks on certain intercompany balances. We will continue to monitor and manage our financial exposures due to exchange rate fluctuations as an integral part of our overall risk management program. As of December 31, 2018, the cash balance held by our foreign subsidiaries with currencies other than the U.S. dollar was approximately $18.0 million. We intend to reinvest a substantial portion of our foreign earnings in those businesses, and we currently do not anticipate that we will need funds generated by foreign operations to fund our domestic operations.
As of December 31, 2018, our cash, cash equivalents and marketable securities totaled $1.386 billion, an increase of $837.0 million from December 31, 2017 due to the factors described in “Cash Flows” below. We believe that our cash, cash equivalents, and marketable securities balances, projected cash contributions from our commercial operations, and our $200.0 million revolving line of credit, of which $195.6 million remains available, will be sufficient to meet our anticipated seasonal working capital needs, capital expenditure requirements, contractual obligations, commitments, debt service requirements, and other liquidity requirements associated with our operations for at least the next 12 months.
Revolving Credit Agreement
In December 2018, we entered into an amended and restated five-year $200.0 million revolving Credit Agreement, including a sub-facility of up to $10.0 million for letters of credit. Subject to customary conditions and the approval of any lender whose commitment would be increased, we have the option to increase the maximum principal amount available under the Credit Agreement by up to an additional $300.0 million, resulting in a maximum available principal amount of $500.0 million. However, at this time none of the lenders have committed to provide any such increase in their commitments. Revolving loans under the Credit Agreement will be available for general corporate purposes, including working capital and capital expenditures. In March 2017, we drew $75.0 million on the Credit Agreement under a six-month term and we repaid the entire principal balance in May 2017. As of December 31, 2018, we had no outstanding borrowings, $4.4 million in outstanding letters of credit, and a total available balance of $195.6 million under the Credit Agreement. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
See Note 5 to the financial statements in Part II, Item 8 of this Annual Report for more information about the terms of the Credit Agreement.
Senior Convertible Notes
In June 2017, we completed an offering of $400.0 million aggregate principal amount of unsecured senior convertible notes with a stated interest rate of 0.75% and a maturity date of May 15, 2022 (the 2022 Notes). Holders may elect to convert the 2022 Notes any time after February 15, 2022 for shares of our common stock. The 2022 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. Interest on the 2022 Notes began accruing upon issuance and payable semi-annually on May 15 and November 15 of each year.
In November 2018, we completed an offering of $850.0 million aggregate principal amount of unsecured senior convertible notes with a stated interest rate of 0.75% and a maturity date of December 1, 2023 (the 2023 Notes). Holders may elect to convert the 2023 Notes any time after September 1, 2023 for shares of our common stock. The 2023 Notes may be settled in cash, stock, or a combination thereof, solely at out discretion. Interest on the 2023 Notes began accruing upon issuance and payable semi-annually on June 1 and December 1 of each year.
We used a portion of the net proceeds from the offering of the 2022 Notes to repay $75.0 million of borrowings under our existing credit facility in 2017. We used a portion of the net proceeds from the offering of the 2023 Notes to repurchase 0.8 million shares of our common stock for $100.0 million in 2018. The remainder of the net proceeds from the 2022 Notes and the 2023 Notes offerings are available for general corporate purposes and capital expenditures, including working capital needs. We may also use the net proceeds to expand our current business through in-licensing or acquisitions of, or investments in, other businesses, products or technologies; however, we do not have any significant commitments with respect to any such acquisitions or investments at this time.

2023 Note Hedge
In connection with the offering of the 2023 Notes, in November 2018 we entered into convertible note hedge transactions (the 2023 Note Hedge) with two of the initial purchasers of the 2023 Notes (the 2023 Counterparties) entitling us to purchase up to 5.2 million shares of our common stock at an initial price of $164.29 per share, each of which is subject to adjustment. The cost of the 2023 Note Hedge was $218.9 million and it will expire on December 1, 2023. The 2023 Note Hedge is expected to reduce the potential equity dilution upon any conversion of the 2023 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2023 Notes if the daily volume-weighted average price per share of our common stock exceeds the strike price of the 2023 Note Hedge. The strike price of the 2023 Note Hedge initially corresponds to the conversion price of the 2023 Notes and is subject to certain adjustments under the terms of the 2023 Note Hedge.
2023 Warrants
In November 2018, we also sold warrants (the 2023 Warrants) to the 2023 Counterparties to acquire up to 5.2 million shares of our common stock for cash proceeds of $183.8 million. The 2023 Warrants require net share settlement and a pro-rated number of warrants will expire on each of the 60 scheduled trading days starting on March 1, 2024.
See Note 5 to the financial statements in Part II, Item 8 of this Annual Report for more information about the 2022 Notes and the 2023 Notes, the 2023 Note Hedge, and the 2023 Warrants.
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated. See the financial statements in Part II, Item 8 of this Annual Report for complete statements of cash flows for these periods.

	Twelve Months Ended December 31,			Change
(In millions)	2018	2017	2016	2018-2017	2017-2016
Net cash provided by operating activities	$123.2	$92.0	$56.2	$31.2	$35.8
Net cash used in investing activities	(139.8)	(144.4)	(55.9)	4.6	(88.5)
Net cash provided by financing activities	710.4	399.1	8.1	311.3	391.0
Effect of exchange rates on cash, cash equivalents, and restricted cash	1.8	0.3	—	1.5	0.3
Net increase in cash, cash equivalents, and restricted cash	$695.6	$347.0	$8.4	$348.6	$338.6
As of December 31, 2018, we had $1.386 billion in cash, cash equivalents and short-term marketable securities, which is an increase of $837.0 million compared to $548.6 million as of December 31, 2017. The primary cash flows during the twelve months ended December 31, 2018, 2017 and 2016 are described below.
Operating Cash Flows
Net cash provided by operating activities during 2018 was comprised of a net loss of $127.1 million and changes in working capital balances of $40.9 million, offset by $291.2 million of net non-cash expenses. Net non-cash expenses were primarily related to a $217.7 million non-cash collaborative research and development fee, share-based compensation, depreciation and amortization, non-cash interest expense for our senior convertible notes, and realized and unrealized gains on our equity investment in Tandem Diabetes Care, Inc.
Net cash provided by operating activities during 2017 was comprised of a net loss of $50.2 million, offset by $139.6 million of net non-cash expenses and $2.6 million of changes in working capital balances. Net non-cash expenses were primarily related to share-based compensation, depreciation and amortization, and non-cash interest expense for our senior convertible notes.
Net cash provided by operating activities during 2016 was comprised of a net loss of $65.6 million and changes in working capital balances of $6.3 million, offset by $128.1 million of net non-cash expenses. Net non-cash expenses were primarily related to share-based compensation and depreciation and amortization.
Investing Cash Flows
Net cash used in investing activities during 2018 was primarily comprised of $61.4 million for net purchases of marketable securities and $67.1 million for capital expenditures.

Net cash used in investing activities during 2017 was primarily comprised of $78.4 million for net purchases of marketable securities and $66.0 million for capital expenditures.
Net cash used in investing activities during 2016 was primarily comprised of $55.7 million for capital expenditures.
Financing Cash Flows
Net cash provided by financing activities during 2018 was primarily comprised of $836.6 million in net proceeds from the issuance of our 2023 Notes and $183.8 million in proceeds from the sale of the 2023 Warrants, partially offset by $218.9 million for the purchase of the 2023 Note Hedge and $100.0 million for the purchase of treasury shares.
Net cash provided by financing activities during 2017 was primarily comprised of $389.0 million in net proceeds from the issuance of our 2022 Notes.
Net cash provided by financing activities during 2016 was primarily comprised of $10.4 million from the issuance of common stock under our employee stock plans.
Contractual Obligations
We are party to various leasing arrangements, primarily for office, manufacturing and warehouse space that expire at various times through March 2028.
The following table summarizes our outstanding contractual obligations as of December 31, 2018 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

(In millions)	Total(3)	Less than 1 Year(3)	1-3 Years	3-5 Years(1)	More than 5 Years
Senior convertible notes (1)	$1,292.4	$9.4	$18.8	$1,264.2	$—
Lease obligations (2)	68.8	14.4	34.2	11.3	8.9
Total	$1,361.2	$23.8	$53.0	$1,275.5	$8.9

(1)
We issued senior convertible notes in May and June 2017 that are due in May 2022 and we issued senior convertible notes in November 2018 that are due in December 2023. The obligations presented above include both principal and interest for these notes. Although these notes mature in 2022 and 2023, they may be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayment of the principal amounts sooner than the scheduled repayment as indicated in the table. See Note 5 to the financial statements in Part II, Item 8 of this Annual Report for further discussion of the terms of our senior convertible notes.

(2)	Includes a financing lease obligation related to our Mesa, Arizona facility. See Note 6 to the financial statements in Part II, Item 8 of this Annual Report for more information.

(3)
We are also party to various purchase arrangements related to components used in manufacturing and research and development activities. As of December 31, 2018, we had firm purchase commitments with vendors totaling approximately $204.0 million, most of which are due within one year. Firm purchase commitments represent agreements to purchase products and services that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments.

Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Recent Accounting Guidance

For a description of recently issued accounting guidance that is applicable to our financial statements, see Note 1 to the financial statements in Part II, Item 8 of this Annual Report.

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
Market Price Sensitive Instruments
In order to reduce potential equity dilution, in connection with the issuance of the 2023 Notes we entered into the 2023 Hedge which entitles us to purchase shares of our common stock. Upon conversion of the 2023 Notes, the 2023 Hedge is expected to reduce the equity dilution if the daily volume-weighted average price per share of our common stock exceeds the strike price of the hedge. We also entered into warrant transactions with the counterparties of the 2023 Hedge entitling them to acquire shares of our common stock. The warrant transactions could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given quarterly or annual measurement period exceeds the strike price of the warrants. See Note 5 to the financial statements in Part II, Item 8 of this Annual Report for more information.
Foreign Currency Exchange Risk
A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in U.S. dollars. Accordingly, our assessment is that we have no material net exposure to foreign currency exchange rate fluctuations at this time. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the British Pound, the Euro, and the Canadian Dollar, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.
We translate the financial statements of our foreign subsidiaries with functional currencies other than the U.S. dollar into the U.S. dollar for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. We record net gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany receivables and payables of a long-term nature as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying investment in foreign subsidiaries.
We record exchange rate fluctuations resulting from the translation of the short-term intercompany balances between domestic entities and our foreign subsidiaries as foreign currency transaction gains or losses and include them in interest and other income (expense), net in our statement of operations. We enter into foreign currency forward contracts for certain intercompany balances in order to partially offset the impact from fluctuation of the foreign currency rates.
As of December 31, 2018, a notional amount of $60.0 million was outstanding to hedge currency risk relating to certain intercompany balances. Derivative instrument gains on forward exchange contracts were $0.4 million for the twelve months ended December 31, 2018 and are included in interest and other income (expense), net in our statement of operations. The fair value of the forward contract exchange derivative instrument liability was $0.2 million as of December 31, 2018. We record derivative instruments in other current assets or other current liabilities in our balance sheets consistent with the nature of the instrument at period end. We entered into no foreign currency forward contracts during 2017 or 2016.
Notional principal amounts provide one measure of the transaction volume outstanding as of period end, but they do not represent the amount of our exposure to market loss. Estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments. We monitor and manage our financial exposures due to exchange rate fluctuations as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potentially adverse effects on our financial results.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required is set forth under “Report of Independent Registered Public Accounting Firm,” “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Loss,” “Consolidated Statements of Stockholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” on pages F-2 to F-37 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and timely communicated to management, including our Chief Executive Officer and Chief Financial Officer, recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures. Based on their evaluation as of December 31, 2018, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date for this purpose.
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
Our management, with the participation of the Chief Executive and Chief Financial Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP an Independent Public Registered Accounting Firm, as stated in their report which is included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DexCom, Inc.

Opinion on Internal Control over Financial Reporting

We have audited DexCom, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, DexCom, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of DexCom, Inc. as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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
February 21, 2019

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our directors required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Proposal No. 1 – Election of Directors.”
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
We have adopted a written code of ethics for financial employees that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other employees of the finance department designated by our Chief Financial Officer. This code of ethics, titled the “Code of Conduct and Ethics for Chief Executive Officer and Senior Finance Personnel,” is publicly available on our Internet website at https://dexcom.gcs-web.com/corporate-governance. The information contained on our Internet website is not incorporated by reference into this Annual Report on Form 10-K.
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
The information required by this Item concerning executive compensation and our Compensation Committee is incorporated by reference to information set forth in the Proxy Statement under the heading “Executive Compensation.”

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

1. Financial Statements.
The financial statements listed in Part II, Item 8 of this Annual Report.

2. Financial Statement Schedules.
For the three fiscal years ended December 31, 2018, Schedule II – Valuation and Qualifying Accounts.
Financial statement schedules not listed above have been omitted because information required to be set forth therein is not applicable, not required, or the information required by such schedules is shown in the financial statements or the notes thereto.

3. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Date of First Filing	Exhibit Number
3.01	Registrant’s Restated Certificate of Incorporation.	S-1/A	333-122454	March 3, 2005	3.03
3.02	Registrant’s Amended and Restated Bylaws.	8-K	000-51222	November 25, 2014	3.01
4.01	Form of Specimen Certificate for Registrant’s common stock.	S-1/A	333-122454	March 24, 2005	4.01
4.02	Indenture, dated as of May 12, 2017, between DexCom, Inc. and U.S. Bank National Association (including the form of 0.75% Convertible Senior Notes due 2022)	8-K	000-51222	May 12, 2017	4.1
4.03	Indenture, dated as of November 30, 2019, between DexCom, Inc. and U.S. Bank National Association (including the form of 0.75% Convertible Senior Notes due 2023)	8-K	000-51222	December 3, 2018	4.1
10.01	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.	S-1	333-122454	February 1, 2005	10.01
10.03	2005 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreements.*	S-1/A	000-51222	March 24, 2005	10.03
10.04	2005 Employee Stock Purchase Plan and form of subscription agreement.*	S-1/A	000-51222	March 24, 2005	10.04
10.05	Offer letter between DexCom, Inc. and Jorge Valdes dated October 16, 2005.*	10-K	000-51222	February 27, 2006	10.14
10.06	Office Lease Agreement, dated March 31, 2006, between DexCom, Inc. and Kilroy Realty, L.P.	8-K	000-51222	April 7, 2006	99.01

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Date of First Filing	Exhibit Number
10.07	Offer letter between DexCom, Inc. and Steven R. Pacelli dated April 10, 2006.*	8-K	000-51222	April 13, 2006	99.01
10.09	Amended and Restated Joint Development Agreement, dated January 12, 2009, between DexCom, Inc. and Animas Corporation.**	8-K/A	000-51222	January 28, 2009	10.1
10.10	OUS Commercialization Agreement, dated January 12, 2009, between DexCom, Inc. and Animas Corporation.**	8-K/A	000-51222	January 28, 2009	10.2
10.11	Form of Amended and Restated Executive Change of Control & Severance Agreement.*	10-K	000-51222	March 5, 2009	10.20
10.12	Amended and Restated Offer Letter Agreement dated December 19, 2008 between DexCom, Inc. and Terrance H. Gregg.*	10-K	000-51222	March 5, 2009	10.21
10.14	Non-Exclusive Distribution Agreement, between RGH Enterprises, Inc. and DexCom, Inc., dated April 30, 2008.**	10-Q	000-51222	August 3, 2009	10.23
10.15	Letter of Amendment of the Amended and Restated Joint Development Agreement, between Animas Corporation and DexCom, Inc., dated July 30, 2009.**	10-Q	000-51222	November 4, 2009	10.24
10.16	Amendment No. 1 to the Commercialization Agreements, between Animas Corporation and DexCom, Inc., dated July 30, 2009.**	10-Q	000-51222	November 4, 2009	10.25
10.17	Amended and Restated Development, Manufacturing, Licensing and Supply Agreement, between DSM PTG, Inc. and DexCom, Inc., dated February 19, 2010.**	10-K	000-51222	March 9, 2010	10.25
10.18	Form of Restricted Stock Unit Award Agreement.	10-Q	000-51222	May 5, 2010	10.26
10.19	First Amendment to Office Lease between DexCom, Inc. and Kilroy Realty, L.P., dated August 18, 2010.	10-Q	000-51222	November 4, 2010	10.27
10.20	2005 Equity Incentive Plan, as amended.*	10-Q	000-51222	May 3, 2011	10.25
10.21	Amendment Number One to Non-Exclusive Distribution Agreement, between RGH Enterprises, Inc. and DexCom, Inc., dated March 29, 2011.**	10-Q/A	000-51222	July 1, 2011	10.26
10.22	Amendment No. 2 to the OUS Commercialization Agreement, between Animas Corporation and DexCom, Inc., dated June 7, 2011.**	10-Q	000-51222	August 3, 2011	10.27

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Date of First Filing	Exhibit Number
10.23	Offer letter between DexCom, Inc. and Kevin Sayer dated May 3, 2011.*	10-Q	000-51222	August 3, 2011	10.28
10.24	Research and Development Agreement, between Roche Diagnostics Operations, Inc. and DexCom, Inc. dated November 1, 2011.**	10-K	000-51222	February 23, 2012	10.26
10.25	Loan and Security Agreement by and among Silicon Valley Bank, Oxford Finance LLC, DexCom, Inc. and SweetSpot Diabetes Care, Inc. dated November 1, 2012.	10-K	000-51222	February 21, 2013	10.26
10.26	Amendment Number Two to Non-Exclusive Distribution Agreement between RGH Enterprises, Inc. and DexCom, Inc., dated March 28, 2013.**	10-Q	000-51222	May 1, 2013	10.27
10.27	Amendment Number Three to Non-Exclusive Distribution Agreement between RGH Enterprises, Inc. and DexCom, Inc., dated December 4, 2013.**	10-K	000-51222	February 20, 2014	10.28
10.28	Non-Exclusive Distribution Agreement between Dexcom, Inc. and Diabetes Specialty Center, LLC dated October 12, 2009, as amended on September 30, 2010, October 11, 2011, November 14, 2012 and November 1, 2013.**	10-K	000-51222	February 20, 2014	10.29
10.29	First Amendment to Loan and Security Agreement by and among Silicon Valley Bank, Oxford Finance LLC, DexCom, Inc. and SweetSpot Diabetes Care, Inc. dated August 6, 2013.	10-Q	000-51222	May 1, 2014	10.30
10.30	Settlement and License Agreement by and among Abbott Diabetes Care, Inc. and DexCom, Inc., dated July 2, 2014.	10-Q	000-51222	August 6, 2014	10.31
10.31	Amendment No. 5 to Non-Exclusive Distribution Agreement between DexCom, Inc. and Diabetes Specialty Center, LLC, dated March 14, 2014.	10-Q	000-51222	August 6, 2014	10.32
10.32	Second Amendment to Office Lease between DexCom, Inc. and Kilroy Realty, L.P., dated October 1, 2014.	10-K	000-51222	February 25, 2015	10.32
10.33	2015 Employee Stock Purchase Plan	DEF 14A	000-51222	April 13, 2015	Appendix A
10.34	Form of Subscription Agreement under 2015 Employee Stock Purchase Plan	8-K	000-51222	June 2, 2015	10.2
10.35	Collaboration and License Agreement between DexCom Inc., and Google Life Sciences, LLC dated August 10, 2015**	10-Q	000-51222	November 4, 2015	10.32

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Date of First Filing	Exhibit Number
10.36	Sublease between DexCom, Inc. and Entropic Communications, LLC dated February 1, 2016.	10-Q	000-51222	April 27, 2016	10.36
10.37	Amended and Restated Non-Exclusive Distribution Agreement with Byram Healthcare dated February 1, 2016.**	10-Q	000-51222	April 27, 2016	10.37
10.38	Credit Agreement dated June 17, 2016 by and among DexCom, Inc., the Lenders, and JPMorgan Chase Bank, as Administrative Agent.**	10-Q	000-51222	August 2, 2016	10.38
10.39	Industrial Net Lease, Broadway dated April 28, 2016, by and between PRA/LB, L.L.C. and DexCom, Inc.	10-Q	000-51222	August 2, 2016	10.39
10.40	Standard Form of Agreement dated May 2, 2016, by and between DexCom, Inc. and Skanska USA Building Inc	10-Q	000-51222	August 2, 2016	10.40
10.41	Amendment to Non-Exclusive Distribution Agreement dated April 30, 2016 by and between RGH Enterprises, Inc. d/b/a Cardinal Health at Home and DexCom, Inc. **	10-Q	000-51222	August 2, 2016	10.41
10.42	Amendment No. 1 to Collaboration and License Agreement dated October 25, 2016 by and between DexCom, Inc. and Verily Life Sciences LLC (formerly Google Life Sciences LLC)	10-K	000-51222	February 28, 2017	10.42
10.44	Severance and Change in Control Plan	8-K	000-51222	June 6, 2017	10.20
10.45	Form of Participation Agreement to the Severance and Change in Control Plan	8-K	000-51222	June 6, 2017	10.30
10.46	Amended and Restated 2015 Equity Incentive Plan, as amended	10-Q	000-51222	August 1, 2017	10.42
10.47	First Amendment to Credit Agreement dated June 17, 2016 by and among DexCom, Inc., the Lenders, and JPMorgan Chase Bank, as Administrative Agent.	10-Q	000-51222	August 1, 2017	10.46
10.48	Standard Form of Agreement dated May 1, 2017, by and between DexCom, Inc. and Skanska USA Building Inc.	10-Q	000-51222	August 1, 2017	10.47
10.49	Offer Letter for Quentin S. Blackford dated July 28, 2017. *	8-K	000-51222	August 1, 2017	10.10
10.50	Form of Indemnity Agreement	10-Q	000-51222	August 1, 2017	10.43
10.51	Form of RSU Grant Agreement 2015 Plan Global Double Trigger	10-K	000-51222	February 27, 2018	10.51

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Date of First Filing	Exhibit Number
10.52	Form of RSU Grant Agreement 2015 Plan Global General	10-K	000-51222	February 27, 2018	10.52
10.53	Form of RSU Grant Agreement 2015 Plan Global Single Trigger	10-K	000-51222	February 27, 2018	10.53
10.54	Form of RSU Grant Agreement 2015 Plan Global	10-K	000-51222	February 27, 2018	10.54
10.55	Form of RSU Grant Agreement 2015 Plan (Associates, Engineers, Managers, & Sr. Managers)	10-K	000-51222	February 27, 2018	10.55
10.56	Form of RSU Grant Agreement 2015 Plan (Board Members - Annual Grant)	10-K	000-51222	February 27, 2018	10.56
10.57	Form of RSU Grant Agreement 2015 Plan (Board Members - Incoming Grant)	10-K	000-51222	February 27, 2018	10.57
10.58	Form of RSU Grant Agreement 2015 Plan (Director Level Employees)	10-K	000-51222	February 27, 2018	10.58
10.59	Form of RSU Grant Agreement 2015 Plan (VP’s and above)	10-K	000-51222	February 27, 2018	10.59
10.60	Amended and Restated Collaboration and License Agreement dated November 20, 2018 by and between DexCom, Inc., Verily Life Sciences LLC (an Alphabet Company) and Verily Ireland Limited**					X
10.61	Amended and Restated Credit Agreement dated December 19, 2018 by and among DexCom, Inc., Bank of America, Silicon Valley Bank and Union Bank, and JPMorgan Chase Bank, as Administrative Agent					X
21.01	List of Subsidiaries					X
23.01	Consent of Independent Registered Public Accounting Firm					X
24.01	Power of Attorney (see signature page of this Form 10-K)					X
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)					X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)					X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Date of First Filing	Exhibit Number
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b)***					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Represents a management contract or compensatory plan.
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

DEXCOM, INC. (Registrant)

Dated: February 21, 2019	By:	/S/ QUENTIN S. BLACKFORD
Quentin S. Blackford, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KEVIN R. SAYER	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 21, 2019
Kevin R. Sayer

/S/ QUENTIN S. BLACKFORD	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2019
Quentin S. Blackford

/S/ MARK FOLETTA	Lead Independent Director	February 21, 2019
Mark Foletta

/S/ STEVE ALTMAN	Director	February 21, 2019
Steve Altman

/S/ NICHOLAS AUGUSTINOS	Director	February 21, 2019
Nicholas Augustinos

/S/ RICHARD COLLINS	Director	February 21, 2019
Richard Collins

/S/ BARBARA KAHN	Director	February 21, 2019
Barbara Kahn

/S/ JAY SKYLER	Director	February 21, 2019
Jay Skyler, M.D.

/S/ ERIC TOPOL	Director	February 21, 2019
Eric Topol, M.D.

DEXCOM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DexCom, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DexCom, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2000
San Diego, California
February 21, 2019

DexCom, Inc.
Consolidated Balance Sheets
(In millions—except share and par value data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$1,137.0	$441.5
Short-term marketable securities	248.6	107.1
Accounts receivable, net	226.7	134.3
Inventory	70.7	45.2
Prepaid and other current assets	16.5	16.6
Total current assets	1,699.5	744.7
Property and equipment, net	183.1	145.6
Goodwill	18.7	12.1
Other assets	14.7	1.7
Total assets	$1,916.0	$904.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$147.1	$87.2
Accrued payroll and related expenses	72.4	48.5
Deferred revenue	2.9	3.2
Total current liabilities	222.4	138.9
Other liabilities	20.0	18.2
Long-term senior convertible notes	1,010.3	327.6
Total liabilities	1,252.7	484.7
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 million shares authorized; no shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value, 200.0 million shares authorized; 91.1 million and 90.0 million shares issued and outstanding, respectively, at December 31, 2018; 87.3 million and 87.0 million shares issued and outstanding, respectively, at December 31, 2017	0.1	0.1
Additional paid-in capital	1,560.6	1,093.7
Accumulated other comprehensive income (loss)	1.5	(2.6)
Accumulated deficit	(798.9)	(671.8)
Treasury stock at cost; 0.8 million shares at December 31, 2018	(100.0)	—
Total stockholders’ equity	663.3	419.4
Total liabilities and stockholders’ equity	$1,916.0	$904.1
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(In millions—except per share data)

	Years Ended December 31,
	2018	2017	2016
Revenue	$1,031.6	$718.5	$573.3
Cost of sales	367.7	226.4	194.9
Gross profit	663.9	492.1	378.4
Operating expenses
Research and development	199.7	185.4	156.1
Collaborative research and development fee	217.7	—	—
Selling, general and administrative	432.8	349.2	286.2
Total operating expenses	850.2	534.6	442.3
Operating loss	(186.3)	(42.5)	(63.9)
Interest expense	(22.7)	(12.8)	(0.7)
Income from equity investments	80.1	—	—
Interest and other income (expense), net	2.4	6.7	(0.3)
Loss before income taxes	(126.5)	(48.6)	(64.9)
Income tax expense	0.6	1.6	0.7
Net loss	$(127.1)	$(50.2)	$(65.6)

Basic and diluted net loss per share	$(1.44)	$(0.58)	$(0.78)
Shares used to compute basic and diluted net loss per share	88.2	86.3	83.6
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Loss
(In millions)

	Years Ended December 31,
	2018	2017	2016
Net loss	$(127.1)	$(50.2)	$(65.6)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation gain (loss)	4.0	(1.4)	(0.7)
Unrealized gain (loss) on marketable debt securities	0.1	(0.2)	—
Total other comprehensive income (loss), net	4.1	(1.6)	(0.7)
Comprehensive loss	$(123.0)	$(51.8)	$(66.3)
See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2015	81.7	$0.1	$776.8	$(0.3)	$(555.4)	$—	$221.2
Issuance of common stock under equity incentive plans	2.7	—	4.4	—	—	—	4.4
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	6.0	—	—	—	6.0
Issuance of common stock in connection with acquisition	0.1	—	7.2	—	—	—	7.2
Share-based compensation expense	—	—	111.3	—	—	—	111.3
Net loss	—	—	—	—	(65.6)	—	(65.6)
Other comprehensive loss	—	—	—	(0.7)	—	—	(0.7)
Balance at December 31, 2016	84.6	0.1	905.7	(1.0)	(621.0)	—	283.8
Issuance of common stock under equity incentive plans	2.3	—	2.7	—	—	—	2.7
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	7.4	—	—	—	7.4
Share-based compensation expense	—	—	106.7	—	—	—	106.7
Equity component of convertible 2022 Note issuance, net of issuance costs	—	—	70.6	—	—	—	70.6
Adoption of ASU 2016-09	—	—	0.6	—	(0.6)	—	—
Net loss	—	—	—	—	(50.2)	—	(50.2)
Other comprehensive loss	—	—	—	(1.6)	—	—	(1.6)
Balance at December 31, 2017	87.0	0.1	1,093.7	(2.6)	(671.8)	—	419.4
Issuance of common stock under equity incentive plans	1.8	—	1.9	—	—	—	1.9
Issuance of common stock for Employee Stock Purchase Plan	0.2	—	8.9	—	—	—	8.9
Share-based compensation expense	—	—	101.9	—	—	—	101.9
Issuance of common stock for collaborative research and development fee	1.8	—	217.7	—	—	—	217.7
Equity component of convertible 2023 Note issuance, net of issuance costs	—	—	171.6	—	—	—	171.6
Sale of warrants	—	—	183.8	—	—	—	183.8
Convertible note hedge	—	—	(218.9)	—	—	—	(218.9)
Purchases of treasury stock	(0.8)	—	—	—	—	(100.0)	(100.0)
Net loss	—	—	—	—	(127.1)	—	(127.1)
Other comprehensive income	—	—	—	4.1	—	—	4.1
Balance at December 31, 2018	90.0	$0.1	$1,560.6	$1.5	$(798.9)	$(100.0)	$663.3

See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(127.1)	$(50.2)	$(65.6)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	29.1	16.1	15.0
Share-based compensation	101.9	106.2	110.8
Non-cash interest expense	17.9	9.4	0.1
Non-cash collaborative research and development fee through issuance of common stock	217.7	—	—
Unrealized income on equity investment	(36.0)	—	—
Realized income on equity investment	(44.1)	—	—
Other non-cash income and expenses	4.7	7.9	2.2
Changes in operating assets and liabilities:
Accounts receivable, net	(93.2)	(31.8)	(27.2)
Inventory	(25.5)	0.4	(9.8)
Prepaid and other assets	(3.0)	(6.7)	(3.9)
Accounts payable and accrued liabilities	56.2	21.1	21.1
Accrued payroll and related expenses	23.8	14.8	8.5
Deferred revenue, deferred rent and other liabilities	0.8	4.8	5.0
Net cash provided by operating activities	123.2	92.0	56.2
Investing activities
Purchase of marketable securities	(452.5)	(171.8)	(39.2)
Proceeds from sale and maturity of marketable securities	392.1	93.4	38.7
Purchase of other equity investments	(1.0)	—	—
Purchase of property and equipment	(67.1)	(66.0)	(55.7)
Acquisitions, net of cash acquired	(11.3)	—	0.3
Net cash used in investing activities	(139.8)	(144.4)	(55.9)
Financing activities
Net proceeds from issuance of common stock	10.8	10.1	10.4
Purchases of treasury stock	(100.0)	—	—
Proceeds from issuance of convertible debt, net of issuance costs	836.6	389.0	—
Proceeds from sale of warrants	183.8	—	—
Purchase of convertible note hedge	(218.9)	—	—
Proceeds from short-term borrowings	—	75.0	—
Repayment of short-term borrowings	—	(75.0)	—
Other financing activities	(1.9)	—	(2.3)
Net cash provided by financing activities	710.4	399.1	8.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.8	0.3	—
Increase in cash, cash equivalents and restricted cash	695.6	347.0	8.4
Cash, cash equivalents and restricted cash, beginning of period	441.5	94.5	86.1
Cash, cash equivalents and restricted cash, end of period	$1,137.1	$441.5	$94.5

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,137.0	$441.5	$94.5
Restricted cash	0.1	—	—
Total cash, cash equivalents and restricted cash	$1,137.1	$441.5	$94.5

Supplemental disclosure of non-cash investing and financing transactions:
Issuance of common stock in connection with acquisition	$—	$—	$7.2
Assets acquired and financing obligation under build-to-suit leasing arrangement	$—	$—	$6.0
Acquisition of property and equipment included in accounts payable and accrued liabilities	$10.8	$6.3	$10.5
Supplemental cash flow information:
Cash paid during the year for interest	$3.6	$2.4	$0.1
Cash paid during the year for income taxes	$2.3	$1.4	$0.1
See accompanying notes

DexCom, Inc.
Notes to Consolidated Financial Statements
December 31, 2018

1. Organization and Significant Accounting Policies
Organization and Business
DexCom, Inc. is a medical device company focused on the design, development and commercialization of continuous glucose monitoring, or CGM, systems for ambulatory use by people with diabetes and by healthcare providers. Unless the context requires otherwise, the terms “we,” “us,” “our,” the “company,” or “DexCom” refer to DexCom, Inc. and its subsidiaries.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of DexCom, Inc. and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation.
The functional currencies of our international subsidiaries are generally the local currencies. We translate the financial statements of our foreign subsidiaries into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for each period for revenue, costs and expenses. We include translation-related adjustments in comprehensive loss and in accumulated other comprehensive income (loss) in the equity section of our balance sheet. Gains and losses resulting from certain intercompany transactions as well as transactions with customers and vendors that are denominated in currencies other than the functional currency of each entity give rise to foreign exchange gains or losses that we record in interest and other income (expense), net in our statements of operations.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make certain estimates and assumptions that affect the amounts reported in our financial statements and the disclosures made in the accompanying notes. Areas requiring significant estimates include pharmacy rebates, transaction price, net accounts receivable, excess or obsolete inventories and the valuation of inventory, and accruals for litigation contingencies. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.
Fair Value Measurements
The authoritative guidance establishes a fair value hierarchy that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities. In general, the authoritative guidance requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the measurement of its fair value. The three levels of input defined by the authoritative guidance are as follows:
Level 1—Unadjusted quoted prices that are available in active markets for identical assets or liabilities.
Level 2—Inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly, through correlation with market data. These include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data for substantially the full term of the assets or liabilities.
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the determination of fair value. Level 3 assets and liabilities include those whose fair values are determined using pricing models, discounted cash flow methodologies, or similar valuation techniques and significant judgment or estimation.
We carry our marketable securities at fair value. We carry our other financial instruments, such as cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities, at cost, which approximates the related fair values due to the short-term maturities of these instruments. For more information see Note 3, “Fair Value Measurements.”

Cash and Cash Equivalents
We consider highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents.
Marketable Securities
We have classified our marketable securities with remaining maturity at purchase of more than three months and remaining maturities of one year or less as short-term marketable securities. We have also classified marketable securities with remaining maturities of greater than one year as short-term marketable securities based upon our ability and intent to use any and all of those marketable securities to satisfy the liquidity needs of our current operations.
We calculate realized gains or losses on our marketable securities using the specific identification method. We carry our marketable debt securities at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity in our balance sheets and included in comprehensive loss. Realized gains and losses on marketable debt securities are included in interest and other income (expense), net in our statements of operations. We carry our marketable equity securities at fair value with realized and unrealized gains and losses reported in income on equity investments in our statements of operations.
We invest in various types of debt securities, including debt securities in government-sponsored entities, corporate debt securities, U.S. Treasury securities and commercial paper. We do not generally intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. See Note 3, “Fair Value Measurements” and Note 4, “Balance Sheet Details – Short-Term Marketable Securities” for more information on our marketable debt securities and our marketable equity securities.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are generally recorded at the invoiced amount for Distributors and at net realizable value for Direct customers, which is determined using estimates of claim denials and historical reimbursement experience without regard to aging category. Accounts receivable are not interest bearing. We evaluate the creditworthiness of significant customers and generally do not require collateral from our customers. We maintain an allowance for doubtful accounts for potential credit losses. Uncollectable accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a customer account is uncollectable. Generally, receivable balances greater than one year past due are deemed uncollectable.
Concentration of Credit Risk and Significant Customers
Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investment securities, and accounts receivable. We limit our exposure to credit loss by placing our cash and investments with high credit quality financial institutions. We have also established guidelines regarding diversification of our investments and their maturities that are designed to maintain principal and maximize liquidity. We review these guidelines periodically and modify them to take advantage of trends in yields and interest rates and changes in our operations and financial position.
Two of our distributors are significant customers. Each of them accounted for more than 10% of revenue in each of the past three fiscal years and each of them accounted for more than 10% of accounts receivable as of the end of the past two fiscal years. Distributor A accounted for 15%, 16% and 14% of our revenues for the twelve months ended December 31, 2018, 2017 and 2016, respectively. Distributor B accounted for 12%, 14% and 17% of our revenues for the twelve months ended December 31, 2018, 2017 and 2016, respectively. Distributor A and Distributor B accounted for 19% and 15%, respectively, of accounts receivable as of December 31, 2018 and 18% and 12%, respectively, of accounts receivable as of December 31, 2017.
Inventory
Inventory is valued at the lower of cost or net realizable value on a part-by-part basis that approximates first in, first out. We record adjustments to inventory for potentially excess, obsolete or scrapped goods in order to state inventory at net realizable value. Factors influencing these adjustments include inventories on hand and on order compared to estimated future usage and sales for existing and new products, as well as judgments regarding quality control testing data and assumptions about the likelihood of scrap and obsolescence. Once written down the adjustments are considered permanent and are not reversed until the related inventory is sold or disposed of.
Our products require customized products and components that currently are available from a limited number of sources. We purchase certain components and materials from single sources due to quality considerations, costs or constraints resulting from regulatory requirements.

Property and Equipment
Property and equipment is stated at cost less accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are generally three years for computer software and hardware, four to 15 years for machinery and equipment, and five years for furniture and fixtures. Leasehold improvements and assets acquired through a build-to-suit arrangement are amortized over the shorter of the estimated useful lives of the assets or the remaining lease term. We include the amortization of assets that are recorded under capital leases in depreciation expense.
We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We estimate the recoverability of the asset by comparing the carrying amount to the future undiscounted cash flows that we expect the asset to generate. We estimate the fair value of the asset based on the present value of future cash flows for those assets. If the carrying value of an asset exceeds its estimated fair value, we would record an impairment loss equal to the difference.
Goodwill
We record goodwill when the fair value of consideration transferred in a business combination exceeds the fair value of the identifiable assets acquired and liabilities assumed. Goodwill and other intangible assets that have indefinite useful lives are not amortized, but we test them annually for impairment in the fourth quarter of our fiscal year and whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than the carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator.
We perform our goodwill impairment analysis at the reporting unit level, which aligns with DexCom’s reporting structure and the availability of discrete financial information. We perform the first step of our annual impairment analysis by either comparing a reporting unit’s estimated fair value to its carrying amount or doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment. We may do a qualitative assessment when the results of the previous quantitative test indicated the reporting unit’s estimated fair value was significantly in excess of the carrying value of its net assets and we do not believe there have been significant changes in the reporting unit’s operations that would significantly decrease its estimated fair value or significantly increase its net assets. If a quantitative assessment is performed the evaluation includes management estimates of cash flow projections based on internal future projections and/or use of a market approach by looking at market values of comparable companies. Key assumptions for these projections include revenue growth, future gross margin and operating margin growth, and weighted cost of capital and terminal growth rates. The revenue and margin growth are based on increased sales of new and existing products as we maintain investments in research and development. Additional assumed value creators may include increased efficiencies from capital spending. The resulting cash flows are discounted using a weighted average cost of capital. Operating mechanisms and requirements to ensure that growth and efficiency assumptions will ultimately be realized are also considered in the evaluation, including the timing and probability of regulatory approvals for our products to be commercialized. We also consider DexCom’s market capitalization as a part of our analysis.
If the estimated fair value of a reporting unit exceeds the carrying amount of the net assets assigned to that unit, goodwill is not impaired and no further analysis is required. If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of the unit, we perform the second step of the impairment test. In this step we allocate the fair value of the reporting unit calculated in step one to all of the assets and liabilities of that unit, as if we had just acquired the reporting unit in a business combination. The excess of the fair value of the reporting unit over the total amount allocated to the assets and liabilities represents the implied fair value of goodwill. If the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference. We recorded no goodwill impairment charges for the twelve months ended December 31, 2018, 2017 or 2016.
There were no accumulated impairment losses for goodwill at December 31, 2016. The change in goodwill for the twelve months ended December 31, 2017 consisted of translation adjustments on our foreign currency denominated goodwill. The change in goodwill for the twelve months ended December 31, 2018 consisted of goodwill we recorded for acquisitions that were not significant, individually or in the aggregate, and translation adjustments on our foreign currency denominated goodwill.
Intangible Assets and Other Long-Lived Assets
We amortize intangible assets with a finite life, such as acquired technology, customer relationships, trade names and trademarks, on a straight-line basis over their estimated useful lives, which range from two to five years. We review intangible assets that have finite lives and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We estimate the fair value of the asset based on the present value of future cash flows for those assets. If the carrying value of an asset exceeds its estimated fair value, we would record an impairment loss equal to the difference.
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
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized, which requires significant judgment. The realization of deferred tax assets is dependent, in part, upon future taxable income. In assessing whether our deferred tax assets will be realized, we consider all available evidence, both positive and negative. Such evidence includes historical earnings, future reversals of existing taxable temporary differences, estimates of future taxable income, and the feasibility of ongoing tax planning strategies. We have recorded a full valuation allowance on our net deferred tax asset balances for all periods presented because of the uncertainty related to utilization of our deferred tax assets.
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
We file federal and state income tax returns in the United States and income tax returns in various other foreign jurisdictions with varying statutes of limitations. Due to net operating losses incurred, our income tax returns from inception to date are subject to examination by taxing authorities. We recognize interest expense and penalties related to income tax matters, including unrecognized tax benefits, as a component of income tax expense.
Warranty Accrual
Estimated warranty costs associated with a product are recorded at the time revenue is recognized. We estimate future warranty costs by analyzing historical warranty experience for the timing and amount of returned product, and expectations for future warranty activity based on changes and improvements to the product or process that are in place or will be in place in the future. We evaluate these estimates on at least a quarterly basis to determine the continued appropriateness of our assumptions.
Loss Contingencies
If the potential loss from a claim or legal proceeding is considered probable and the amount can be reasonably estimated, we record a liability and an expense for the estimated loss and disclose it in our financial statements if it is significant. If we determine that a loss is possible and the range of the loss can be reasonably determined, then we disclose the range of the possible loss. Significant judgment is required in the determination of whether a potential loss is probable, reasonably possible, or remote as well as in the determination of whether a potential exposure is reasonably estimable.
Comprehensive Loss
Comprehensive loss consists of two elements, net loss and other comprehensive income (loss). We report all components of comprehensive loss, including net loss, in our financial statements in the period in which they are recognized. Total comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We report net loss and the components of other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on marketable securities, net of their related tax effect to arrive at total comprehensive loss.
Revenue Recognition
We generate our revenue from the sale of our durable CGM systems and disposable sensors (the Components). Our durable systems include a reusable transmitter and receiver. Disposable sensors are sold separately. We also provide free-of-charge software and mobile applications for use with our durable systems and disposable sensors. The initial durable system price is generally not dependent upon the subsequent purchase of any amount of disposable sensors.
We sell our durable systems and disposable sensors through two main sales channels: 1) directly to customers who use our products or organizations (the Direct Channel) and 2) to distribution partners who resell our products (the Distributor Channel).

In the Direct Channel, we sell our durable systems and disposable sensors to customers who use our products and we receive payment directly from customers who use our products, organizations and third-party payors. Third-party payors primarily include commercial insurance companies and federal and state agencies (under Medicare and Medicaid programs).
We adopted ASC Topic 606 effective January 1, 2018 using the modified retrospective method. We applied the practical expedient permitted under ASC Topic 606 to those contracts that were not completed as of the date of initial adoption. Results for reporting periods after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with legacy accounting guidance under ASC Topic 605. Our revenue recognition policies under ASC Topic 606 are explained below.
Policy elections and practical expedients taken

•	We report revenue net of taxes collected from customers, which are subsequently remitted to governmental authorities;

•	We account for shipping and handling activities that are performed after a customer has obtained control of a good as fulfillment costs rather than as separate performance obligations;

•	We do not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer; and

•
If we expect, at contract inception, that the period between the transfer of control and corresponding payment from the customer will be one year or less, we do not adjust the amount of consideration for the effects of a significant financing component.

Contracts and performance obligations
We consider customer purchase orders, which in most cases are governed by agreements with distributors or third-party payors, to be contracts with a customer. For each contract, we consider the obligation to transfer Components to the customer, each of which are distinct, to be separate performance obligations. Components are individually priced and can be purchased separately or bundled in a contract. We also provide free-of-charge software, mobile applications and updates for our DexCom Share® remote monitoring system. The standalone selling prices of our free-of-charge software, mobile applications and updates are based on an expected cost plus a margin approach.
Transaction price
Transaction price for the Components reflects the net consideration to which we expect to be entitled. Transaction price is typically based on contracted rates less any estimates of claim denials and historical reimbursement experience, which would include current and future expectations regarding reimbursement contracts, guidelines and payor mix, and less estimated variable consideration adjustments.
Variable consideration
Rebates. We estimate reductions to our revenues for rebates paid to payors and healthcare providers in the United States. Rebates are based on contractual arrangements or statutory requirements, which may vary by product, payor and individual payor plans. Our estimates are based on products sold, historical payor mix and, as available, known market events or trends and channel inventory data. We also take into consideration, as available, new information regarding changes in programs’ regulations and guidelines that would impact the amount of the actual rebates and/or our expectations regarding future payor mix for these programs.
Product Returns. We generally provide a “30-day money back guarantee” program whereby first-time end-user customers may return the durable system. In accordance with the terms of their distribution agreements, most distributors do not have rights of return outside of our limited warranty. The distributors typically have a limited time frame to notify us of any missing, damaged, defective or non-conforming products. Our returns have historically been immaterial.
Revenue recognition
We recognize revenue when control is transferred to our customers. The timing of revenue recognition is based on the satisfaction of performance obligations. Substantially all of the performance obligations associated with our durable systems and disposable sensors are satisfied at a point in time, which typically occurs at shipment of our products. Terms of direct and distributor orders are generally Freight on Board (FOB) shipping point for U.S. orders or Free Carrier (FCA) shipping point for international orders. For certain of our distributors, control transfers at delivery of the product to the customer.
In cases where our free-of-charge software, mobile applications and updates are deemed to be separate performance obligations, revenue is recognized over time on a ratable basis over the estimated life of the related hardware component.

Our sales of the receiver and transmitter components of our CGM systems include an assurance-type warranty which is accounted for based on the cost accrual method recognized as expense when the products are sold and is not considered a separate performance obligation.
Contract balances
The timing of revenue recognition, billing and cash collections results in trade receivables and deferred revenue on our balance sheets. We recognize a receivable in the period in which our right to the consideration is unconditional. We generally do not have any contracts or performance obligations with a term of more than one year.
Our contracts with customers do not typically include extended payment terms. Payment terms vary by contract type and type of customer and generally range from 30 to 90 days.
Accounts receivable as of December 31, 2018 included unbilled accounts receivable of $5.1 million. Unbilled accounts receivable consists of revenue recognized for Components we have delivered but not yet invoiced to customers. We expect to invoice and collect all unbilled accounts receivable within twelve months.
Substantially all of our deferred revenue as of December 31, 2018 is associated with certain of our free-of-charge software and mobile applications and will be recognized during 2019. During the twelve months ended December 31, 2018, we recognized revenue of $1.9 million that was recorded as deferred revenue as of December 31, 2017.
Deferred cost of sales
Deferred cost of sales are associated with sales for which revenue recognition criteria are not met but product has shipped and released from inventory. These costs are recognized in cost of sales when the associated revenue is recognized. Deferred cost of sales are included in prepaid and other current assets in our balance sheets.
Incentive compensation costs
We generally expense incentive compensation associated with our internal sales force when incurred because the amortization period for such costs, if capitalized, would have been one year or less. We record these costs in selling, general and administrative expense in our statement of operations.
Product Shipment Costs
We record the amounts we charge our customers for the shipping and handling of our products in revenue and we record the related costs as cost of sales in our statements of operations.
Research and Development
We expense all costs of research and development as we incur them. Our research and development expenses primarily consist of engineering and research expenses related to our continuous glucose monitoring technology, clinical trials, regulatory expenses, quality assurance programs, materials and products for clinical trials. Research and development expenses primarily consist of employee compensation, including salary, fringe benefits, share-based compensation, and temporary employee expenses. We also incur significant expenses to operate our clinical trials that include clinical site reimbursement, clinical trial product, and associated travel expenses. Our research and development expenses also include fees for design services, contractors, and development materials.
Our CGM systems include certain software that we develop. We expense software development costs as we incur them until technological feasibility has been established, at which time we capitalize development costs until the product is available for general release to customers. To date, our software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, we have not capitalized any development costs.
Advertising Costs
We expense all advertising costs as we incur them to selling, general and administrative expenses. Advertising expense was $25.4 million, $21.9 million and $11.9 million for the twelve months ended December 31, 2018, 2017 and 2016, respectively.
Leases
We review all leases for capital or operating classification at their inception. We use our incremental borrowing rate in the assessment of lease classification and define the initial lease term to include the construction build-out period but to exclude lease extension periods when we are not reasonably certain to exercise our extension option. We conduct our operations primarily under operating leases. For leases that contain rent escalations, we record the total rent payable during the lease term, as defined above, to rent expense on a straight-line basis over the term of the lease. We record the difference between amounts paid under the lease agreements and the straight-line rent expense as deferred rent in our balance sheets.
Share-Based Compensation
Share-based compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized straight-line over the requisite service period of the individual grants, which typically equals the vesting period. Shared-based compensation arrangements include time-based and performance/market-based Restricted Stock Units, or RSUs, and purchases of common stock at a discount under our Employee Stock Purchase Plan, or ESPP.
We estimate the fair value of time-based RSUs using the closing market price of our common stock on the date of grant. We estimate the fair value of performance/market-based RSUs using a Monte Carlo simulation model and adjust share-based compensation expense based on the expected achievement of the related performance conditions at the end of each reporting period.
We estimate the fair value of ESPP purchase rights using the Black-Scholes option pricing model. The model uses assumptions that include expected volatility, expected term, dividends, and the risk-free interest rate. The expected volatility is based on the historical volatility of our common stock over the expected term of the awards. The expected term is based on the terms and conditions of the ESPP stock awards. The expected dividend yield is zero because we have never declared or paid cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future. The risk-free interest rate is based on U.S. Treasury securities with remaining terms similar to the expected term of the stock awards.
We account for forfeitures as they occur by reversing any share-based compensation expense related to awards that will not vest.
Net Income (Loss) Per Share
Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, potential common share equivalents.
Common share equivalents that we calculate using the treasury stock method include outstanding stock options and unvested RSUs that are settleable in shares of common stock and potential common shares from convertible securities that we intend to settle using a combination of shares of our common stock and cash. Common share equivalents that we calculate using the if-converted method include potential common shares from convertible securities that we intend to settle using only shares of our common stock.
Because we reported net losses for the twelve months ended December 31, 2018, 2017 and 2016, all potentially dilutive common shares have been excluded from the computation of the diluted net loss per share for those periods as the effect would have been anti-dilutive.
Outstanding anti-dilutive securities not included in the diluted net loss per share attributable to common stockholders calculations were as follows:

	Years Ended December 31,
(In millions)	2018	2017	2016
Options outstanding to purchase common stock	0.1	0.4	0.7
Unvested restricted stock units	2.7	2.7	3.7
Senior convertible notes due 2022	4.0	4.0	—
Senior convertible notes due 2023	5.2	—	—
Warrants	5.2	—	—
Total	17.2	7.1	4.4

Recent Accounting Guidance
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five step process to achieve this core principle and it is possible when the five step process is applied, more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. We have applied this standard electing the modified retrospective method. We have also applied the practical expedient permitted under Accounting Standards Codification (“ASC”) Topic 606 to those contracts that were not completed as of January 1, 2018. Our analysis of open contracts as of January 1, 2018 resulted in no material cumulative effect from applying ASU 2014-09.
In January 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-01 to amend the guidance on the classification and measurement of financial instruments. This ASU was further amended in February 2018 by ASU No. 2018-03. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The new guidance also amends certain disclosure requirements associated with the fair value of financial instruments. Our adoption of this guidance in the first quarter of 2018 did not have a significant impact on our financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes – Intra-Entity Asset Transfer other than Inventory (Topic 740) (ASU 2016-16), which requires the recognition of the tax expense from the sale of an asset other than inventory when the transfer occurs, rather than when the asset is sold to a third party or otherwise recovered through use. Due to the full valuation allowance on our U.S. deferred tax assets, our adoption of the provisions of ASU 2016-16 in 2018 did not have a significant impact on our financial statements.
In December 2016, the FASB issued ASU No. 2016-18, Restricted Cash (ASU 2016-18). This update requires additional disclosure and that the statement of cash flows explains the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Our adoption of this ASU in 2018 impacted the presentation of cash flows with the inclusion of restricted cash flows for each of the presented periods.
In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), which simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under ASU 2018-07, share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to ASC 718 upon vesting. This eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. We elected to early adopt ASU 2018-07 in the third quarter of 2018 and our adoption of this guidance did not have a significant impact on our financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires a lessee to recognize a lease payment liability and a corresponding right of use asset on their balance sheet for all lease terms longer than 12 months. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We will adopt ASU 2016-02 utilizing the modified retrospective transition method through an immaterial cumulative-effect adjustment to retained earnings at the beginning of the first quarter of 2019. We will continue to report financial information for fiscal years prior to 2019 under the current lease accounting standards. Based on our lease portfolio as of December 31, 2018, we expect to record additional lease assets and liabilities of less than five percent of total assets on our balance sheet, with no material impact to our statement of operations.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (ASU 2016-13), which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact that this guidance will have on our financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-14). This new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-14 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact that this guidance will have on our financial statements.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (ASU 2017-12), which is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting and increase transparency regarding the scope and results of hedging programs. The guidance in this update will be applied using a cumulative-effect adjustment to retained earnings at the beginning of the fiscal year of adoption. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact that this guidance will have on our financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public business entities will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. ASU 2018-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact that this guidance will have on our financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-05). This new guidance requires a customer in a cloud computing arrangement to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU 2018-05 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. Application of this guidance can be applied either prospectively or retrospectively. We are currently evaluating the impact that this guidance will have on our financial statements.

2. Development and Other Agreements
Collaboration with Verily Life Sciences
On November 20, 2018, we entered into an Amended and Restated Collaboration and License Agreement with Verily Life Sciences LLC (an Alphabet Company) and Verily Ireland Limited (collectively, Verily), which we refer to as the Restated Collaboration Agreement. This replaced our original Collaboration and License Agreement with Verily dated August 10, 2015, as amended in October 2016, including the royalty obligations provisions under that original agreement. Pursuant to the Restated Collaboration Agreement, we and Verily have agreed to continue to jointly develop a certain next-generation CGM product, and potentially one or more additional CGM products, for which we will have exclusive commercialization rights.
The Restated Collaboration Agreement also provides us with an exclusive license to use intellectual property of Verily resulting from the collaboration, and certain Verily patents, in the development, manufacture and commercialization of blood-based or interstitial glucose monitoring products more generally (subject to certain exclusions, which are outside of the CGM field as it is commonly understood). It also provides us with non-exclusive license rights under Verily’s other intellectual property rights to develop, manufacture and commercialize those kinds of glucose monitoring products and certain CGM-product companion software functionalities. The Restated Collaboration Agreement requires us to use commercially reasonable efforts to develop, launch and commercialize the CGM product(s) that are the subject of the collaboration according to certain timing and other objectives, and provides for one executive sponsor from each of DexCom and Verily to meet periodically and make decisions related to the collaboration (within a limited scope of authority) by consensus.
In consideration of Verily’s performance of its obligations under the joint development plan of the Restated Collaboration Agreement, the licenses granted to us and the amendment of the original agreement, we made an upfront payment and we will make potential future milestone and incentive payments upon the achievement of certain goals. In the fourth quarter of 2018, we made an initial payment of $250.0 million through the issuance of 1,840,943 shares of our common stock. We recorded a $217.7 million charge in our statement of operations during 2018 relating to the issuance of this common stock because this milestone payment did not meet the capitalization criteria. The amount of the charge was based on our closing stock price of $118.28 per share on December 28, 2018, the date on which we obtained the necessary regulatory approvals and the transaction closed. Additional milestone and incentive payments of up to a total of $280.0 million may become due and payable by us upon the achievement of future development, product regulatory approval and revenue milestones. $275.0 million of these payments may be paid in cash or shares of our common stock, at our election. If we elect to make all $275.0 million of these payments in shares, we will issue a total of 2,025,036 shares of our common stock, based on the volume weighted average trading price during the 15 consecutive days ending on the date of the Restated Collaboration Agreement.
The Restated Collaboration Agreement will continue until December 31, 2028, unless terminated by either party upon uncured material breach of the Restated Collaboration Agreement by the other party. Upon achievement of the first revenue milestone event and payment of the corresponding milestone fee by us, the term of the Restated Collaboration Agreement will be extended until December 31, 2033.

3. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
We estimate the fair value of our Level 1 financial instruments, which are in active markets, using unadjusted quoted market prices for identical instruments.
We obtain the fair values for our Level 2 financial instruments, which are not in active markets, from a primary professional pricing source that uses quoted market prices for identical or comparable instruments, rather than direct observations of quoted prices in active markets. Fair values obtained from this professional pricing source can also be based on pricing models whereby all significant observable inputs, including maturity dates, issue dates, settlement date, benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers or other market related data, are observable or can be derived from, or corroborated by, observable market data for substantially the full term of the asset. We validate the quoted market prices provided by our primary pricing service by comparing the fair values of our Level 2 marketable securities portfolio balance provided by our primary pricing service against the fair values of our Level 2 marketable securities portfolio balance provided by our investment managers.
The following table summarizes financial assets that we measured at fair value on a recurring basis as of December 31, 2018, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$199.3	$66.7	$—	$266.0

Equity investment in Tandem Diabetes Care, Inc.	38.0	—	—	38.0

Debt securities, available for sale:
U.S. government agencies	—	173.1	—	173.1
Commercial paper	—	36.2	—	36.2
Corporate debt	—	1.3	—	1.3
Total debt securities, available for sale	—	210.6	—	210.6

Total assets measured at fair value on a recurring basis	$237.3	$277.3	$—	$514.6

The following table summarizes financial assets that we measured at fair value on a recurring basis as of December 31, 2017, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$306.6	$38.0	$—	$344.6

Debt securities, available for sale:
U.S. government agencies	—	87.3	—	87.3
Commercial paper	—	14.7	—	14.7
Corporate debt	—	5.1	—	5.1
Total debt securities, available for sale	—	107.1	—	107.1

Total assets measured at fair value on a recurring basis	$306.6	$145.1	$—	$451.7
There were no transfers between Level 1 and Level 2 securities during the years ended December 31, 2018 and December 31, 2017. There were no transfers into or out of Level 3 securities during the years ended December 31, 2018 and 2017.
We hold certain other investments that we do not measure at fair value on a recurring basis. The carrying values of these investments are not significant and we include them in other assets in our balance sheets. It is impracticable for us to estimate the fair value of these investments on a recurring basis due to the fact that these entities are often privately held and limited information is available. We monitor the information that becomes available from time to time and adjust the carrying values of these investments if there are identified events or changes in circumstances that have a significant adverse effect on the fair values.
Financial liabilities whose fair values we measure on a recurring basis using Level 1 inputs consist of our outstanding 2022 Notes and 2023 Notes. We measure the fair value of the 2022 Notes and 2023 Notes based on their trading prices. The fair value of the 2022 Notes was $540.2 million at December 31, 2018 and $381.3 million at December 31, 2017. The fair value of the 2023 Notes was $859.6 million at December 31, 2018. For more information on the carrying values of our 2022 Notes and 2023 Notes see Note 5, “Debt.”
Foreign Currency and Derivative Financial Instruments
We currently engage in limited hedging transactions to reduce foreign currency risks on certain intercompany balances. The fair values of these derivatives are based on quoted market prices, which are Level 1 inputs.
As of December 31, 2018, a notional amount of $60.0 million was outstanding to hedge currency risk relating to certain intercompany balances. Derivative instrument gains on forward exchange contracts were $0.4 million for the twelve months ended December 31, 2018 and are included in interest and other income (expense), net in our statement of operations. The fair value of the forward contract exchange derivative instrument liability was $0.2 million as of December 31, 2018. We record derivative instruments in other current assets or other current liabilities in our balance sheets consistent with the nature of the instrument at period end. We entered into no foreign currency forward contracts during 2017 or 2016.
Our foreign currency exposures vary but are primarily concentrated in the British Pound, the Euro, and the Canadian Dollar. We monitor the costs and the impact of foreign currency risks upon our financial results as part of our risk management program. We do not use derivative financial instruments for speculation or trading purposes or for activities other than risk management. We do not require and are not required to pledge collateral for these financial instruments and we do not carry any master netting arrangements to mitigate the credit risk.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
In accordance with authoritative guidance, we measure certain non-financial assets and liabilities at fair value on a non-recurring basis. These measurements are usually performed using the discounted cash flow method and Level 3 inputs. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets, and property and equipment, are measured at fair value when there are indicators of impairment and are recorded at fair value only when any impairment is recognized.

See “Property and Equipment” in Note 4 for information about property and equipment impairment losses that we recorded during the twelve months ended December 31, 2018 and 2017. There were no indicators of impairment and we recorded no significant impairment losses on goodwill or intangible assets during the twelve months ended December 31, 2018, 2017 and 2016.

4. Balance Sheet Details
Short-Term Marketable Securities
Short-term marketable securities, consisting of equity securities and debt securities, were as follows as of the dates indicated:

	December 31, 2018
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Equity investment in Tandem Diabetes Care, Inc	$2.0	$36.0	$—	$38.0

Debt securities, available for sale:
U.S. government agencies	173.2	—	(0.1)	173.1
Commercial paper	36.2	—	—	36.2
Corporate debt	1.3	—	—	1.3
Total debt securities, available for sale	210.7	—	(0.1)	210.6

Total marketable securities	$212.7	$36.0	$(0.1)	$248.6

	December 31, 2017
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available for sale:
U.S. government agencies	$87.5	$—	$(0.2)	$87.3
Commercial paper	14.7	—	—	14.7
Corporate debt	5.1	—	—	5.1
Total debt securities, available for sale	$107.3	$—	$(0.2)	$107.1
As of December 31, 2018, all of our debt securities had contractual maturities of less than 12 months. As of December 31, 2017, the estimated market value of debt securities with contractual maturities of less than 12 months was $92.7 million; the remaining debt securities that we held at that date had an estimated market value of $14.4 million and contractual maturities of up to 16 months.
Gross realized gains and losses on our debt securities for the twelve months ended December 31, 2018, 2017 and 2016 were not significant.
We periodically review our portfolio of debt securities to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at December 31, 2018 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at that date were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

The following table reconciles the net gain recognized on equity securities during the twelve months ended December 31, 2018, 2017 and 2016 to the unrealized gain recognized during those periods on equity securities still held at the reporting dates.

	Twelve Months Ended December 31,
(In millions)	2018	2017	2016
Net gains recognized during the period on equity securities	$80.1	$—	$—
Less: Net gains recognized during the period on equity securities sold during the period	(44.1)	—	—
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$36.0	$—	$—
Accounts Receivable

	December 31,
(In millions)	2018	2017
Accounts receivable	$233.9	$145.8
Less allowance for doubtful accounts	(7.2)	(11.5)
Total accounts receivable, net	$226.7	$134.3
Inventory

	December 31,
(In millions)	2018	2017
Raw materials	$30.8	$20.0
Work-in-process	11.2	8.2
Finished goods	28.7	17.0
Total inventory	$70.7	$45.2
During the twelve months ended December 31, 2018, we recorded excess and obsolete inventory charges of $7.3 million in cost of goods sold that were primarily related to the approval and launch of our G6 System and the continuous improvement and innovation of our products.
During the twelve months ended December 31, 2016, we recorded excess and obsolete inventory charges of $3.5 million in cost of goods sold that were related to the February 2016 customer notification regarding the audible alarms and alerts associated with our receivers. This notification was classified as a voluntary Class 1 recall by the Food and Drug Administration, or FDA, and was closed by the FDA in August 2017.

Property and Equipment

	December 31,
(In millions)	2018	2017
Building (1)	$6.0	$6.0
Furniture and fixtures	9.0	5.7
Computer software and hardware	29.2	25.6
Machinery and equipment	80.7	33.8
Leasehold improvements	80.7	41.7
Construction in progress (2)	57.3	87.6
Total cost	262.9	200.4
Less accumulated depreciation and amortization	(79.8)	(54.8)
Total property and equipment, net	$183.1	$145.6
(1) As described in Note 6, “Commitments,” although we do not legally own these premises, we were deemed the owner of the construction project during the construction period of our manufacturing facility in Mesa, Arizona under a build-to suit lease arrangement. We placed the facility into service in 2018 and as of December 31, 2018 had recorded accumulated amortization of $0.7 million.
(2) Construction in progress as of December 31, 2018 and December 31, 2017 included approximately $6.2 million and $33.6 million, respectively, related to our manufacturing facility in Mesa, Arizona with the remaining balances as of those dates primarily related to machinery and equipment.
Depreciation expense related to property and equipment for the twelve months ended December 31, 2018, 2017 and 2016 was $28.6 million, $16.1 million, and $14.4 million, respectively.
During the twelve months ended December 31, 2018, we recorded a $5.4 million loss on disposal of property and equipment. The loss on disposal was primarily associated with changes in our product portfolio and was recorded in operating expenses, primarily in research and development expense in our statement of operations.
During the twelve months ended December 31, 2017, we recorded a $11.0 million loss on disposal of property and equipment, the majority of which was previously contained within the construction in progress balance. The loss on disposal was primarily associated with changes in our product portfolio and was recorded in operating expenses, primarily in research and development expense in our statement of operations.
Accounts Payable and Accrued Liabilities

	December 31,
(In millions)	2018	2017
Accounts payable trade	$75.5	$46.7
Accrued tax, audit, and legal fees	11.7	7.1
Accrued rebates	36.1	13.9
Accrued warranty	6.8	8.8
Accrued other	17.0	10.7
Total accounts payable and accrued liabilities	$147.1	$87.2

Accrued Warranty
Warranty costs are reflected in our statements of operations as cost of product sales. Reconciliations of our accrued warranty costs for the twelve months ended December 31, 2018 and 2017 were as follows:

	Twelve Months Ended December 31,
(In millions)	2018	2017
Beginning balance	$8.8	$9.8
Charges to costs and expenses	17.4	18.4
Costs incurred	(19.4)	(19.4)
Ending balance	$6.8	$8.8

Other Liabilities

	December 31,
(In millions)	2018	2017
Financing lease obligations	$7.3	$6.7
Deferred rent	9.4	8.7
Other	3.3	2.8
Total other liabilities	$20.0	$18.2

5. Debt
Senior Convertible Notes
The carrying amounts of our senior convertible notes were as follows as of the dates indicated:

	December 31,
(In millions)	2018	2017
0.75% Senior Convertible Notes due 2022:
Principal amount	$400.0	$400.0
Unamortized debt discount	(51.1)	(64.4)
Unamortized debt issuance costs	(6.3)	(8.0)
Net carrying amount of Senior Convertible Notes due 2022	342.6	327.6

0.75% Senior Convertible Notes due 2023:
Principal amount	850.0	—
Unamortized debt discount	(171.8)	—
Unamortized debt issuance costs	(10.5)	—
Net carrying amount of Senior Convertible Notes due 2023	667.7	—

Total net carrying amount of senior convertible notes	$1,010.3	$327.6

Fair value of outstanding notes:
Senior Convertible Notes due 2022	$540.2	$381.3
Senior Convertible Notes due 2023	859.6	—
Total fair value of outstanding senior convertible notes	$1,399.8	$381.3

Amount by which the notes’ if-converted value exceeds their principal amount:
Senior Convertible Notes due 2022	$125.4	$—
Senior Convertible Notes due 2023	—	—
Total by which the notes’ if-converted value exceeds their principal amount	$125.4	$—
0.75% Senior Convertible Notes due 2022
In May 2017, we completed an offering of $350.0 million aggregate principal amount of unsecured senior convertible notes with a stated interest rate of 0.75% and a maturity date of May 15, 2022 (the 2022 Notes). In June 2017, the initial purchasers exercised their option to purchase an additional $50.0 million aggregate principal amount of 2022 Notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $389.0 million. The 2022 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all 2022 Notes conversions in shares of our common stock. The initial conversion rate of the 2022 Notes is 10.0918 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $99.09 per share, subject to adjustments. We use the if-converted method for assumed conversion of the 2022 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share.
Since upon conversion by the holders we may elect to settle such conversion in shares of our common stock, cash, or a combination thereof, we accounted for the cash conversion option as an equity instrument classified to stockholders’ equity. As a result, we recognized $72.6 million in additional paid-in capital during 2017.
The interest expense recognized on the 2022 Notes during the twelve months ended December 31, 2018 includes $3.0 million, $13.4 million and $1.6 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2022 Notes during the twelve months ended December 31, 2017 includes $1.9 million, $8.2 million and $1.0 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively.
The effective interest rate on the 2022 Notes is 5.1%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. The discount on the 2022 Notes is being amortized through May 15, 2022. Interest on the 2022 Notes began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year.
In the event of a fundamental change (as defined in the indenture relating to the notes), holders of the 2022 Notes have the right to require us to repurchase for cash all or a portion of their notes at a price equal to 100% of the principal amount of the 2022 Notes, plus any accrued and unpaid interest. Holders of the 2022 Notes who convert their notes in connection with a make-whole fundamental change (as defined in the indenture) or following the delivery by DexCom of a notice of redemption are, under certain circumstances, entitled to an increase in the conversion rate.
Prior to 5:00 p.m., New York City time, on the business day immediately preceding February 15, 2022, holders of the 2022 Notes may convert all or a portion of their notes, in multiples of $1,000 principal amount, only under the following circumstances:

(1)
during any calendar quarter commencing after September 30, 2017 (and only during such calendar quarter), if the last reported sale price of common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 2022 Notes on each such trading day;

(2)
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2022 Notes for each day of that five day consecutive trading day period was less than 98% of the product of the last reported sale price of common stock and the applicable conversion rate of the 2022 Notes on such trading day;

(3)	if we call any or all of the 2022 Notes for redemption, at any time prior to the close on business on the scheduled trading day immediately preceding the redemption date; or

(4)	upon the occurrence of specified corporate transactions.

 On or after February 15, 2022, until 5:00 p.m., New York City time, on the business day immediately preceding the maturity date, holders of the 2022 Notes may convert all or a portion of their notes regardless of the foregoing circumstances.
DexCom may not redeem the 2022 Notes prior to May 15, 2020. On or after May 15, 2020, DexCom may redeem for cash all or part of the notes, at its option, if the last reported sale price of our common stock has been at least 140% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which DexCom provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the 2022 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.
No principal payments are due on the 2022 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the indenture relating to the 2022 Notes includes customary terms and covenants, including certain events of default after which the 2022 Notes may be due and payable immediately.
Circumstance (1) listed above occurred during the last 30 trading days of the quarter ended September 30, 2018. As a result, the 2022 Notes became convertible at the option of the holders from October 1, 2018 and remained convertible until December 31, 2018. Holders of 2022 Notes with an insignificant principal amount exercised their option to convert their 2022 Notes which we settled with shares of our common stock during the fourth quarter of 2018.

0.75% Senior Convertible Notes due 2023
In November 2018, we completed an offering of $750.0 million aggregate principal amount of unsecured senior convertible notes with a stated interest rate of 0.75% and a maturity date of December 1, 2023 (the 2023 Notes). In November 2018, the initial purchasers exercised their option to purchase an additional $100.0 million aggregate principal amount of 2023 Notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $836.6 million. The 2023 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all 2023 Notes conversions through combination settlement, satisfying the principal amount outstanding with cash and any note conversion value in excess of the principal amount in shares of our common stock. The initial conversion rate of the 2023 Notes is 6.0869 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $164.29 per share, subject to adjustments. We use the treasury stock method for assumed conversion of the 2023 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. We entered into transactions for a convertible note hedge (the 2023 Note Hedge) and warrants (the 2023 Warrants) concurrently with the issuance of the 2023 Notes.
Since upon conversion by the holders we may elect to settle such conversion in shares of our common stock, cash, or a combination thereof, we accounted for the cash conversion option as an equity instrument classified to stockholders’ equity. As a result, we recognized $174.4 million in additional paid-in capital during 2018.
The interest expense recognized on the 2023 Notes during the twelve months ended December 31, 2018 includes $0.5 million, $2.6 million and $0.2 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2023 Notes is 5.6%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. The discount on the 2023 Notes is being amortized through December 1, 2023. Interest on the 2023 Notes began accruing upon issuance and is payable semi-annually on June 1 and December 1 of each year.
Holders of the 2023 Notes have the right to require us to repurchase for cash all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change (as defined in the indenture relating to the notes). We will also be required to increase the conversion rate for holders who convert their 2023 Notes in connection with certain fundamental changes occurring prior to the maturity date or following the delivery by DexCom of a notice of redemption.
Holders of the 2023 Notes may convert all or a portion of their notes at their option prior to 5:00 p.m., New York City time, on the business day immediately preceding September 1, 2023, in multiples of $1,000 principal amount, only under the following circumstances:

(1)
during any calendar quarter commencing after March 31, 2019 (and only during such calendar quarter), if the last reported sale price of common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 2023 Notes on each such trading day;

(2)
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2023 Notes for each day of that five-day consecutive trading day period was less than 98% of the product of the last reported sale price of common stock and the applicable conversion rate of the 2023 Notes on such trading day;

(3)	if we call any or all of the 2023 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or

(4)	upon the occurrence of specified corporate transactions.

On or after September 1, 2023, until 5:00 p.m., New York City time, on the second scheduled trading day immediately preceding the maturity date, holders of the 2023 Notes may convert all or a portion of their notes regardless of the foregoing circumstances.
DexCom may not redeem the 2023 Notes prior to December 1, 2021. On or after December 1, 2021 and prior to September 1, 2023, DexCom may redeem for cash all or part of the 2023 Notes, at its option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which DexCom provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the 2023 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.
No principal payments are due on the 2023 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the indenture relating to the 2023

Notes includes customary terms and covenants, including certain events of default after which the 2023 Notes may be due and payable immediately. As of the date of these financial statements, we are unaware of any current events or market conditions that would allow holders to convert the 2023 Notes.
2023 Note Hedge
In connection with the offering of the 2023 Notes, in November 2018 we entered into convertible note hedge transactions with two of the initial purchasers of the 2023 Notes (the 2023 Counterparties) entitling us to purchase up to 5.2 million shares of our common stock at an initial price of $164.29 per share, each of which is subject to adjustment. The cost of the 2023 Note Hedge was $218.9 million and we accounted for it as an equity instrument by recognizing $218.9 million in additional paid-in capital during 2018. The 2023 Note Hedge will expire on December 1, 2023. The 2023 Note Hedge is expected to reduce the potential equity dilution upon any conversion of the 2023 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2023 Notes if the daily volume-weighted average price per share of our common stock exceeds the strike price of the 2023 Note Hedge. The strike price of the 2023 Note Hedge initially corresponds to the conversion price of the 2023 Notes and is subject to certain adjustments under the terms of the 2023 Note Hedge. An assumed exercise of the 2023 Note Hedge by us is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.
2023 Warrants
In November 2018, we also sold warrants to the 2023 Counterparties to acquire up to 5.2 million shares of our common stock. The 2023 Warrants require net share settlement and a pro rated number of warrants will expire on each of the 60 scheduled trading days starting on March 1, 2024. We received $183.8 million in cash proceeds from the sale of the 2023 Warrants, which we recorded in additional paid-in capital during 2018. The 2023 Warrants could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period exceeds the strike price of the 2023 Warrants. The strike price of the 2023 Warrants is initially $198.38 per share and is subject to certain adjustments under the terms of the warrant agreements. We use the treasury share method for assumed conversion of the 2023 Warrants when computing the weighted average common shares outstanding for diluted earnings per share.
Revolving Credit Agreement
Terms of the Revolving Credit Agreement
On December 19, 2018, we entered into an amended and restated $200.0 million revolving credit agreement (the Credit Agreement) with JPMorgan Chase Bank, NA, as administrative agent, Bank of America, Silicon Valley Bank, Union Bank and Bank of the West, amending and restating our June 2016 agreement with those counterparties. In addition to allowing borrowings in U.S. dollars, the Credit Agreement provides a $50.0 million sublimit for borrowings in Canadian Dollars, Euros, British Pounds, Swedish Kroner, Japanese Yen and any other currency that is subsequently approved by JPMorgan Chase and each lender. The Credit Agreement also provides a sub-facility of up to $10.0 million for letters of credit. Subject to customary conditions and the approval of any lender whose commitment would be increased, we have the option to increase the maximum principal amount available under the Credit Agreement by up to an additional $300.0 million, resulting in a maximum available principal amount of $500.0 million. However, at this time none of the lenders have committed to provide any such increase in their commitments. Borrowings under the Credit Agreement will be available for general corporate purposes, including working capital and capital expenditures.
Revolving loans under the Credit Agreement bear interest at our choice of one of two base rates plus a range of applicable margin rates that are based on our leverage ratio. The first base rate is the highest of (a) the publicly announced JPMorgan Chase prime rate, (b) the federal funds rate, or (c) the overnight bank funding rate, and the applicable margin rate ranges from 0.375% to 1.000%. The second base rate is a LIBOR-based rate, and the applicable margin rate ranges from 1.375% to 2.000%. We will also pay a commitment fee of between 0.2% and 0.3%, payable quarterly in arrears, on the average daily unused amount of the revolving facility based on our leverage ratio. The aggregate debt issuance costs and fees incurred with respect to entering into the Credit Agreement were $1.5 million, which have been capitalized in other assets in our balance sheets and will be amortized through the maturity date of December 2023 on a straight line basis.
The Credit Agreement will mature on the earlier to occur of (i) December 19, 2023 or (ii) 91 days prior to the maturity date of the 2022 Notes or (iii) 91 days prior to the maturity date of the 2023 Notes if both (a) the aggregate outstanding principal amount of the 2022 Notes or the 2023 Notes, as applicable, is greater than EBITDA for the period of four consecutive fiscal quarters ending prior to such date and (b) unrestricted domestic cash on hand is less than the aggregate outstanding principal amount of the 2022 Notes or the 2023 Notes, as applicable, plus $100.0 million. The full balance of the revolving loans and all other obligations under the Credit Agreement must be paid on the maturity date.
Our obligations under the Credit Agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of DexCom and the guarantors, including all or a portion of the equity interests of our domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge). The Credit Agreement contains covenants that limit certain indebtedness, liens, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents, and sale and leaseback transactions of DexCom or any of its domestic subsidiaries. The Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of December 31, 2018.
Short-Term Borrowings
In March 2017, we drew $75.0 million on the Credit Agreement under a six month term. We repaid the entire principal balance in May 2017. As of December 31, 2018, we had no outstanding borrowings, letters of credit totaling $4.4 million, and a total available balance of $195.6 million under the Credit Agreement.

6. Commitments
Leases
Our corporate headquarters and primary manufacturing facilities are located in San Diego, California. We lease approximately 219,000 square feet of space in San Diego under leases that expire in February and March 2022. We have the option to renew each of these leases for two additional five-year terms. We lease approximately 87,000 square feet of space in San Diego under a lease that expires in February 2022 with no renewal options. We also lease approximately 132,600 square feet of space in San Diego under a sublease that expires in January 2022.
We lease approximately 148,800 square feet of space in Mesa, Arizona under a lease that expires in March 2028. We have the option to renew this lease for four additional five-year terms. The Mesa lease is a build-to-suit arrangement for a manufacturing facility where we were involved in the design and construction of the leased space, including non-standard tenant improvements that we paid for. For accounting purposes, we were considered the owner of the construction project during the construction period; as a result, during 2016 we capitalized the $6.0 million fair value of the Mesa building in property and equipment and recorded a corresponding financing lease obligation liability of $6.0 million in other liabilities in our balance sheet. We concluded that the Mesa lease does not qualify for “sale-leaseback” treatment due to prohibited continuing involvement, so we have treated the Mesa lease as a financing arrangement.
We have also entered into other operating lease agreements, primarily for office and warehouse space, that expire at various times through July 2026.
Future minimum rental obligations under all lease agreements as of December 31, 2018 were as shown in the table below. These obligations exclude real estate taxes, operating costs and tenant improvement allowances and include the financing lease obligation for our Mesa facility.

Fiscal Year Ending	(In millions)
2019	$14.4
2020	16.9
2021	17.3
2022	6.6
2023	4.7
Thereafter	8.9
Total	$68.8
Total rent expense for the twelve months ended December 31, 2018, 2017 and 2016 was $12.5 million, $11.1 million and $9.0 million, respectively.
Purchase Commitments
We are party to various purchase arrangements related to our manufacturing and research and development activities, including for materials used in our CGM systems. As of December 31, 2018, we had firm purchase commitments with vendors totaling $204.0 million, most of which are due within one year.

7. Contingencies
Litigation
On March 28, 2016, AgaMatrix, Inc., or AgaMatrix, filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix. On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On February 24, 2017, the Court granted AgaMatrix’s motion to substitute WaveForm Technologies, Inc., or WaveForm, as the new plaintiff following AgaMatrix’s transfer of the three patents to its newly formed entity. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under U.S. patent law and those petitions were granted on March 6, 2017. On March 8, 2017, we filed a petition for inter partes review with the PTAB seeking a determination that the third of the three asserted patents is invalid under U.S. patent law. This petition was granted on September 15, 2017. The PTAB issued a Final Written Decision for each of the first two patents on February 28, 2018, where the PTAB found the majority of asserted claims from the first patent unpatentable and the remaining claims under review not unpatentable. The PTAB found all claims under review from the second patent not unpatentable. We believe the PTAB erred in finding any claims of the first two patents not unpatentable, and appealed the PTAB’s decision to the United States Court of Appeals for the Federal Circuit, or Federal Circuit, on March 30, 2018. Briefing of the appeal is complete and we are currently awaiting the dates for oral argument from the Court of Appeals. The PTAB issued a Final Written Decision for the third patent on September 12, 2018, where the PTAB found all claims of the third patent asserted against us in the District of Oregon litigation unpatentable. WaveForm did not appeal this decision. On January 4, 2019, the parties stipulated to the dismissal of all claims and counterclaims regarding the third asserted patent. Most activity in the patent infringement lawsuit against us in the District of Oregon was stayed until the PTAB completed the inter partes review proceedings. That stay was lifted on October 10, 2018. The remaining claims and counterclaims will continue with an estimated date of trial in February 2020. It is our position that Waveform’s assertions of infringement have no merit.
We have also filed several lawsuits against AgaMatrix. We filed a patent infringement lawsuit against AgaMatrix in the United States District Court for the Central District of California, or C.D. Cal., which is currently on appeal to the Federal Circuit based on a Final Judgment of non-infringement entered by the C.D. Cal. judge on February 23, 2018. AgaMatrix sought attorneys’ fees for this lawsuit and as of December 31, 2018 we have accrued an immaterial amount for those fees. On September 15, 2017, we filed a patent infringement lawsuit against AgaMatrix in the United States District Court for the District of Delaware, asserting certain single-point blood glucose monitoring products of AgaMatrix infringe two patents held by us. In addition, on September 18, 2017, we filed a Complaint against AgaMatrix in the International Trade Commission, referred to as the ITC, requesting that the ITC institute an investigation and issue an order excluding certain products of AgaMatrix from importation into or sale in the United States based on AgaMatrix’s infringement of the same two patents asserted in the Delaware litigation. On September 14, 2018, AgaMatrix filed two petitions for inter partes review for each of the same two patents we asserted in the District of Delaware and the ITC. We filed a response to all four petitions on December 17, 2018. AgaMatrix had requested additional briefing on the matter and the PTAB has authorized both sides to do so. Briefing was completed in January 2019.
Neither the outcome of these lawsuits nor the amount and range of potential loss associated with the lawsuits can be assessed at this time. Other than the attorneys’ fees described above, as of December 31, 2018 we have accrued no amounts for contingent losses associated with these suits.
We are subject to various claims, complaints and legal actions that arise from time to time in the normal course of business, including commercial insurance, product liability and employment related matters. In addition, from time to time we may bring claims or initiate lawsuits against various third parties with respect to matters arising out of the ordinary course of our business, including commercial and employment related matters. We do not expect that the resolution of these matters would, or will, have a material adverse effect or material impact on our financial position or results of operations.

8. Income Taxes
Income (loss) before income taxes subject to taxes in the following jurisdictions is as follows:

	Twelve Months Ended December 31, 2018
(In millions)	2018	2017	2016
United States	$(28.3)	$12.4	$(44.4)
Outside of the United States	(98.2)	(61.0)	(20.5)
Total	$(126.5)	$(48.6)	$(64.9)
Significant components of the provision for income taxes are as follows:

	Twelve Months Ended December 31, 2018
(In millions)	2018	2017	2016
Current:
Federal	$—	$—	$—
State	2.7	0.1	0.1
Foreign	0.1	1.5	0.8
Total current income taxes	2.8	1.6	0.9
Deferred:
Federal	(1.7)	—	(0.1)
State	(0.5)	—	—
Foreign	—	—	(0.1)
Total deferred income taxes	(2.2)	—	(0.2)
Total	$0.6	$1.6	$0.7
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Act) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We made provisional estimates of the impact of the Act in our 2017 year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of our 2017 financial statements. As a result, we reduced our net U.S. deferred tax assets by a provisional amount of $105.7 million offset by a decrease in the valuation allowance, resulting in no tax expense. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was nil based on cumulative foreign deficits in earnings of $41.2 million.
On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that $105.7 million of deferred tax expense offset by an increase in valuation allowance in connection with the remeasurement of our U.S. deferred tax assets and liabilities, and the analysis of our foreign deficits in earnings in connection with the transition tax on the mandatory deemed repatriation of foreign earnings, were provisional amounts and reasonable estimates at December 31, 2017.
During 2018 we finalized the impact of remeasuring our net U.S. deferred tax assets resulting from the decrease in the federal tax rate. Our provisional estimate of the reduction in our U.S. deferred tax assets of $105.7 million decreased to $105.3 million, resulting in a $0.4 million increase to our opening balance of net U.S. deferred tax assets that was offset by an increase in the valuation allowance. The final amount related to the one-time mandatory deemed repatriation of foreign earnings is nil based on final cumulative foreign deficits of $24.6 million. The Act repealed U.S. taxation on the subsequent repatriation of foreign earnings. We intend to reinvest all of our foreign earnings and capital to support and expand existing operations outside the U.S. in those jurisdictions in which we would incur significant withholding taxes and other taxes upon repatriation of such amounts.

At December 31, 2018, we had federal, state and foreign tax net operating loss carryforwards of approximately $578.7 million, $417.2 million, and $129.3 million, respectively. The federal and state tax loss carryforwards will begin to expire in 2027 and 2025, respectively, unless previously utilized. The foreign net operating losses carry forward indefinitely.
At December 31, 2018, we also had federal and state research and development tax credit carryforwards of approximately $41.1 million and $41.4 million, respectively. $0.03 million of the federal research and development tax credit will begin to expire in 2020, unless previously utilized. The state research and development tax credit will carryforward indefinitely until utilized.
Utilization of net operating losses and credit carryforwards is subject to an annual limitation due to ownership change limitations provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. An ownership change limitation occurred as a result of the stock offering completed in February 2009. The limitation will likely result in approximately $2.1 million of U.S. income tax credits that will expire unused. The related deferred tax assets have been removed from the components of our deferred tax assets as summarized in the table below. We performed a Section 382 study on the remaining federal and state net operating losses and tax credit carryforwards and have determined that there is no annual limitation on them as of December 31, 2018.
Significant components of our deferred tax assets as of December 31, 2018 and 2017 are shown below. A valuation allowance of approximately $330.1 million has been established as of December 31, 2018 to offset the deferred tax assets, as realization of such assets is uncertain. We maintain a deferred tax liability related to indefinite-lived intangible assets that is not netted against the deferred tax assets. Reversal of the taxable temporary difference for these intangible assets cannot serve as a source of income for realization of the deferred tax assets because the deferred tax liability will not reverse until the intangible assets are sold or written down due to impairment.

	December 31,
(In millions)	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$162.0	$188.7
Capitalized research and development expenses	62.1	8.4
Tax credits	59.0	47.8
Share-based compensation	12.5	13.8
Fixed and intangible assets	16.0	0.4
Accrued liabilities and reserves	22.5	20.5
Total gross deferred tax assets	334.1	279.6
Less: valuation allowance	(330.1)	(263.5)
Total net deferred tax assets	4.0	16.1
Deferred tax liabilities:
Fixed assets and acquired intangibles assets	(3.8)	(0.1)
Convertible debt discount	(0.1)	(15.9)
Total deferred tax liabilities	(3.9)	(16.0)
Net deferred tax assets (liabilities)	$0.1	$0.1
Of the $66.6 million increase in valuation allowance during the twelve months ended December 31, 2018, $56.9 million relates to income from continuing operations and $11.9 million relates to temporary differences established through additional paid-in capital, partially offset by $2.2 million that relates to temporary differences established through goodwill.
As of December 31, 2018, deferred tax assets for which any subsequently recognized tax benefits will be credited to additional paid-in capital rather than to income tax benefit totaled $56.2 million. In 2017 we adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718) (ASU 2016-09), which was intended to simplify several areas of accounting for share-based payment arrangements, including the recognition for excess tax benefits and deficiencies. As a result of our adoption of ASU 2016-09, we recorded $161.8 million of excess tax benefits as an increase in deferred tax assets, with an offsetting increase in valuation allowance through retained earnings.

The reconciliation between our effective tax rate on income (loss) from continuing operations and the statutory rate is as follows:

	Twelve Months Ended December 31, 2018
(In millions)	2018	2017	2016
Income taxes at statutory rates	$(26.6)	$(17.0)	$(22.7)
State income tax, net of federal benefit	(5.5)	(0.7)	1.2
Permanent items	1.3	0.7	0.8
Research and development credits	(11.7)	(13.3)	(11.7)
Foreign rate differential	3.7	5.4	4.5
Stock and officers compensation	(5.1)	(10.4)	4.0
Rate change	—	(0.1)	(0.1)
Unrecognized tax benefits	—	(15.4)	27.7
Impact of adoption of ASU 2016-16	(13.3)	—	—
Impact of Tax Cuts and Jobs Act of 2017	(0.4)	105.7	—
Other	1.3	(2.2)	—
Change in valuation allowance	56.9	(51.1)	(3.0)
Income taxes at effective rates	$0.6	$1.6	$0.7
The following table summarizes the activity related to our gross unrecognized tax benefits:

(In millions)
Balance at January 1, 2016	$15.6
Decreases related to prior year tax positions	(8.4)
Increases related to current year tax positions	32.6
Balance at December 31, 2016	39.8
Decreases related to prior year tax positions	(14.9)
Increases related to current year tax positions	3.3
Decrease related to Tax Cuts and Jobs Act of 2017	(5.4)
Balance at December 31, 2017	22.8
Decreases related to prior year tax positions	(0.3)
Increases related to current year tax positions	3.4
Balance at December 31, 2018	$25.9
Due to the valuation allowance recorded against our deferred tax assets, none of the total unrecognized tax benefits as of December 31, 2018 would reduce our annual effective tax rate if recognized. Interest and penalties are classified as a component of income tax expense and were not material for any period presented. Due to net operating losses incurred, tax years from 1999 and forward for federal and state purposes and from 2016 and forward for foreign jurisdictions remain open to examination by the major taxing jurisdictions to which we are subject. The IRS commenced an audit of our 2015 and 2016 federal income tax returns in February 2018. We expect that the audit will be completed in 2019. We do not expect any significant changes to our unrecognized tax benefits over the next twelve months.

9. Employee Benefit Plans and Stockholders’ Equity
401(k) Plan
We have a defined contribution 401(k) retirement plan (the 401(k) Plan) covering substantially all employees in the United States that meet certain age requirements. Employees who participate in the 401(k) Plan may contribute up to 75% of their compensation each year, subject to Internal Revenue Service limitations and the terms and conditions of the plan. Under the terms of the 401(k) Plan, we may elect to match a discretionary percentage of contributions. In April 2018, we began matching 50% of contributions up to 4% of annual compensation. Total matching contributions were $2.6 million for the twelve months ended December 31, 2018.
Employee Stock Purchase Plan, or ESPP
On May 28, 2015, our stockholders approved the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which replaced our 2005 Employee Stock Purchase Plan. The 2015 ESPP permits our eligible employees to purchase discounted shares of our common stock at semi-annual intervals through periodic payroll deductions. A total of up to 1.5 million shares may be issued under the 2015 ESPP and it expires upon the earliest to occur of (a) termination of the 2015 ESPP by our board of directors, (b) issuance of all of the shares of common stock reserved for issuance under the plan, or (c) May 28, 2025.
Payroll deductions may not exceed 10% of the participant’s cash compensation subject to certain limitations, and the purchase price will not be less than 85% of the lower of the fair market value of the common stock at either the beginning of the applicable Offering Period or the Purchase Date. Under our 2015 ESPP, each Offering Period is twelve months, with new Offering Periods commencing every six months on March 1 and September 1 of each year. Each Offering Period consists of two six-month purchase periods (each a Purchase Period) during which payroll deductions of the participants are accumulated under the ESPP. The last business day of each Purchase Period is referred to as the Purchase Date. Purchase Dates are every six months on February 28 or February 29 and August 31.
We issued 189,904 and 122,857 and 99,192 shares of common stock under the 2015 ESPP during the twelve months ended December 31, 2018, 2017 and 2016, respectively. We issued 8,539 shares of common stock under the 2005 ESPP during the twelve months ended December 31, 2016. As of December 31, 2018, there were 1.1 million shares available for issuance under the 2015 ESPP.
Treasury Stock
We repurchased 0.8 million shares of our common stock for $100.0 million during 2018. We repurchased all of these shares at the market prices on the trade dates; accordingly, all amounts paid to reacquire these shares have been recorded as treasury stock in our balance sheet as of December 31, 2018.
Repurchased shares of our common stock are held as treasury shares until they are reissued or retired. When we reissue treasury stock, if the proceeds from the sale are more than the average price we paid to acquire the shares we record an increase in additional paid-in capital. Conversely, if the proceeds from the sale are less than the average price we paid to acquire the shares, we record a decrease in additional paid-in capital to the extent of increases previously recorded for similar transactions and a decrease in retained earnings for any remaining amount.
We issue new shares of common stock to satisfy option exercises and RSU vesting under our employee equity incentive plans. We have not yet determined the ultimate disposition of the shares that we repurchased in 2018, and consequently we continue to hold them as treasury shares rather than retiring them.
Description of Equity Incentive Plans
In May 2015, we adopted the Amended and Restated 2015 Equity Incentive Plan (the 2015 Plan), which replaced our 2005 Equity Incentive Plan and provides for the grant of incentive and nonstatutory stock options, restricted stock, stock bonuses, stock appreciation rights, and restricted stock units to employees, directors or consultants of the Company. As of the date of adoption, a total of 4.0 million shares were reserved for issuance pursuant to the 2015 Plan. Shares forfeited under the 2005 Equity Incentive Plan subsequent to May 28, 2015 are returned to the share reserve under the 2015 Plan and will be available for future awards. Stockholder approval is required to increase the maximum number of shares that may be issued under the 2015 Plan.

Stock Options
We have not granted any stock options since 2010. A summary of our stock option activity and related information for the twelve months ended December 31, 2018 is as follows:

	Number of Shares (in millions)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2017	0.4	$6.71
Exercised	(0.3)	6.34
Forfeited	—	—
Outstanding at December 31, 2018	0.1	8.02	0.95	$9.6
Exercisable at December 31, 2018	0.1	$8.02	0.95	$9.6
The total intrinsic value of stock options exercised as of the date of exercise was as follows:

	Years Ended December 31,
(In millions)	2018	2017	2016
Intrinsic value of options exercised	$30.0	$21.6	$39.9
We define in-the-money options at December 31, 2018 as options that had exercise prices that were lower than the $119.80 closing market price of our common stock at that date. There were 0.1 million in-the-money options exercisable at December 31, 2018. The aggregate intrinsic value of options outstanding at December 31, 2018 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 0.1 million options that were in-the-money at that date.
Expense and Valuation Information
The following table summarizes share-based compensation expense related to restricted stock units, stock options, and employee stock purchases under the ESPP for the twelve months ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
(In millions)	2018	2017	2016
Cost of sales	$9.2	$9.6	$12.0
Research and development	33.0	37.5	39.8
Selling, general and administrative	59.7	59.1	59.0
Total share-based compensation expense included in net loss	$101.9	$106.2	$110.8
At December 31, 2018, unrecognized estimated compensation costs related to unvested restricted stock units totaled $126.5 million and are expected to be recognized through 2021.
We estimate the fair value of stock options granted and ESPP purchase rights on the date of grant using the Black-Scholes option pricing model and the assumptions below. We did not have any stock option grants during the twelve months ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
ESPP	2018	2017	2016
Risk free interest rate	1.55 – 2.25	0.75 – 1.12	0.46 – 0.57
Dividend yield	—%	—%	—%
Expected volatility of DexCom common stock	0.50 – 0.67	0.33 – 0.56	0.33 – 0.57
Expected life (in years)	1	1	1

Restricted Stock Units (RSUs)
RSU awards typically vest annually over three or four years and vesting is subject to continued services. A summary of our RSU activity for the twelve months ended December 31, 2018, 2017 and 2016 is as follows:

(In millions except weighted average grant date fair value)	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at December 31, 2015	4.1	$50.60
Granted	1.9	68.16
Vested	(2.1)	44.95
Forfeited	(0.2)	56.37
Nonvested at December 31, 2016	3.7	62.51	$218.6
Granted	1.3	75.78
Vested	(1.9)	58.92
Forfeited	(0.4)	67.97
Nonvested at December 31, 2017	2.7	70.68	154.5
Granted	1.7	66.07
Vested	(1.4)	68.44
Forfeited	(0.3)	68.56
Nonvested at December 31, 2018	2.7	$69.19	$319.0

The total vest-date fair value of RSUs vested was $120.9 million, $144.5 million and $150.0 million for the twelve months ended December 31, 2018, 2017 and 2016, respectively.
Reserved Shares
Shares of common stock reserved for future issuance were as follows as of the dated indicated:

	December 31,
(In millions)	2018	2017
Stock options and awards under our plans:
Stock options granted and outstanding	0.1	0.4
Unvested restricted stock units	2.7	2.7
Reserved for future grant	3.2	4.7
Employee Stock Purchase Plan	1.1	1.3
Total	7.1	9.1

10. Business Segment and Geographic Information
Reportable Segments
An operating segment is identified as a component of a business that has discrete financial information available and for which the chief operating decision maker must decide the level of resource allocation. In addition, the guidance for segment reporting indicates certain quantitative materiality thresholds. None of the components of our business meet the definition of an operating segment.
We currently consider our operations to be, and manage our business globally within, one reportable segment, which is consistent with how our President and Chief Executive Officer, who is our chief operating decision maker, reviews our business, makes investment and resource allocation decisions, and assesses operating performance.

Disaggregation of Revenue
DexCom is domiciled in the United States. We sell our durable systems and disposable sensors through a direct sales force in the United States, Canada and some countries in Europe, and through distribution arrangements in the United States, Canada, Australia, New Zealand, and some countries in Europe, Asia, Latin America, the Middle East and Africa. We disaggregate our revenue from contracts by geography and by major sales channel as we believe they best depict how the nature, amount and timing of revenues and cash flows are affected by economic factors.
Revenues by geographic region
During the twelve months ended December 31, 2018, 2017 and 2016, no individual country outside the United States generated revenue that represented more than 10% of our total revenue. The following table sets forth revenues by our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the product:

	Twelve Months Ended December 31,
	2018		2017		2016
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Revenues:
United States	$818.4	79%	$596.2	83%	$497.5	87%
Outside of the United States	213.2	21%	122.3	17%	75.8	13%
Total	$1,031.6	100%	$718.5	100%	$573.3	100%

Substantially all of our long-lived assets are located in the United States.
Revenues by customer sales channel
The following table sets forth revenues by major sales channel for the twelve months ended December 31, 2018, 2017 and 2016:

	Twelve Months Ended December 31,
	2018		2017		2016
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Revenues:
Distributor	$652.9	63%	$538.0	75%	$411.8	72%
Direct	378.7	37%	180.5	25%	161.5	28%
Total	$1,031.6	100%	$718.5	100%	$573.3	100%

11. Quarterly Financial Information (Unaudited)
The following is a summary of our quarterly results of operations for the years ended December 31, 2018 and 2017:

	For the Three Months Ended
(In millions except per share data)	December 31	September 30	June 30	March 31
Year ended December 31, 2018
Revenues	$338.0	$266.7	$242.5	$184.4
Gross profit	222.8	168.6	153.6	118.9
Total operating expenses	387.4	154.7	158.5	149.6
Net income (loss)	(179.7)	46.6	30.2	(24.2)
Basic net income (loss) per share (a)	$(2.03)	$0.53	$0.34	$(0.28)
Diluted net income (loss) per share (a)	$(2.03)	$0.52	$0.34	$(0.28)

Year ended December 31, 2017
Revenues	$221.0	$184.6	$170.6	$142.3
Gross profit	153.5	127.0	117.5	94.1
Total operating expenses	141.5	127.5	131.1	134.5
Net income (loss)	(9.4)	(2.0)	2.9	(41.7)
Basic net income (loss) per share (a)	$(0.11)	$(0.02)	$0.03	$(0.49)
Diluted net income (loss) per share (a)	$(0.11)	$(0.02)	$0.03	$(0.49)
(a) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

DEXCOM, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2018, 2017 and 2016
(in millions)

Allowance for doubtful accounts
Balance December 31, 2015	$7.8
Provision for doubtful accounts	9.5
Write-offs and adjustments	(5.6)
Recoveries	0.7
Balance December 31, 2016	$12.4

Allowance for doubtful accounts
Balance December 31, 2016	$12.4
Provision for doubtful accounts	5.3
Write-offs and adjustments	(7.0)
Recoveries	0.7
Balance December 31, 2017	$11.4

Allowance for doubtful accounts
Balance December 31, 2017	$11.4
Provision for doubtful accounts	3.6
Write-offs and adjustments	(8.3)
Recoveries	0.5
Balance December 31, 2018	$7.2