Form 10-Q
period 2019-03-31
DEXCOM INC
filed 2019-05-01
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-51222
DEXCOM, INC.
(Exact name of Registrant as specified in its charter)

Delaware	33-0857544
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6340 Sequence Drive San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)
(858) 200-0200
(Registrant’s Telephone Number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value Per Share	DXCM	Nasdaq Global Select Market
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2019, there were 91,050,405 shares of the Registrant’s common stock outstanding.

DexCom, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DexCom, Inc.
Consolidated Balance Sheets
(In millions, except par value and share data)

	March 31, 2019	December 31, 2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,285.1	$1,137.0
Short-term marketable securities	72.9	248.6
Accounts receivable, net	204.7	226.7
Inventory	101.1	70.7
Prepaid and other current assets	27.0	16.5
Total current assets	1,690.8	1,699.5
Property and equipment, net	221.4	183.1
Operating lease right-of-use assets	27.7	—
Goodwill	18.6	18.7
Other assets	15.5	14.7
Total assets	$1,974.0	$1,916.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$169.1	$147.1
Accrued payroll and related expenses	51.3	72.4
Operating lease liabilities, current portion	12.3	—
Deferred revenue	2.7	2.9
Total current liabilities	235.4	222.4
Long-term senior convertible notes	1,022.4	1,010.3
Operating lease liabilities, net of current portion	29.5	—
Other long-term liabilities	18.1	20.0
Total liabilities	1,305.4	1,252.7
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 million shares authorized; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 200.0 million shares authorized; 92.1 million and 91.0 million shares issued and outstanding, respectively, at March 31, 2019; and 91.1 million and 90.0 million shares issued and outstanding, respectively, at December 31, 2018	0.1	0.1
Additional paid-in capital	1,590.6	1,560.6
Accumulated other comprehensive income	1.6	1.5
Accumulated deficit	(823.7)	(798.9)
Treasury stock, at cost; 0.8 million shares at March 31, 2019 and December 31, 2018	(100.0)	(100.0)
Total stockholders’ equity	668.6	663.3
Total liabilities and stockholders’ equity	$1,974.0	$1,916.0
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Revenues	$280.5	$184.4
Cost of sales	111.7	65.5
Gross profit	168.8	118.9
Operating expenses:
Research and development	59.0	44.8
Selling, general and administrative	124.2	104.8
Total operating expenses	183.2	149.6
Operating loss	(14.4)	(30.7)
Interest expense	(14.9)	(4.8)
Income (loss) from equity investments	(4.2)	7.4
Interest and other income (expense), net	6.9	4.1
Loss before income taxes	(26.6)	(24.0)
Income tax expense	0.3	0.2
Net loss	$(26.9)	$(24.2)

Basic and diluted net loss per share	$(0.30)	$(0.28)
Shares used to compute basic and diluted net loss per share	90.3	87.3
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Loss
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(26.9)	$(24.2)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation loss	—	(2.3)
Unrealized income on marketable debt securities	0.1	—
Total other comprehensive income (loss), net	0.1	(2.3)
Comprehensive loss	$(26.8)	$(26.5)

See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions)
(Unaudited)

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	90.0	$0.1	$1,560.6	$1.5	$(798.9)	$(100.0)	$663.3
Cumulative-effect adjustment from adoption of new lease accounting standard (Note 2)	—	—	—	—	2.1	—	2.1
Issuance of common stock under equity incentive plans	0.9	—	0.2	—	—	—	0.2
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	4.8	—	—	—	4.8
Share-based compensation expense	—	—	25.0	—	—	—	25.0
Net loss	—	—	—	—	(26.9)	—	(26.9)
Other comprehensive income	—	—	—	0.1	—	—	0.1
Balance at March 31, 2019	91.0	$0.1	$1,590.6	$1.6	$(823.7)	$(100.0)	$668.6

	Three Months Ended March 31, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	87.0	$0.1	$1,093.7	$(2.6)	$(671.8)	$—	$419.4
Issuance of common stock under equity incentive plans	1.0	—	0.1	—	—	—	0.1
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	4.1	—	—	—	4.1
Share-based compensation expense	—	—	24.6	—	—	—	24.6
Net loss	—	—	—	—	(24.2)	—	(24.2)
Other comprehensive loss	—	—	—	(2.3)	—	—	(2.3)
Balance at March 31, 2018	88.1	$0.1	$1,122.5	$(4.9)	$(696.0)	$—	$421.7

See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating activities
Net loss	$(26.9)	$(24.2)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	9.9	6.0
Share-based compensation	25.0	24.6
Non-cash interest expense	12.2	3.7
(Income) loss from equity investments	4.2	(7.4)
Other non-cash income and expenses	0.3	(0.9)
Changes in operating assets and liabilities:
Accounts receivable, net	21.5	10.7
Inventory	(30.4)	(6.4)
Prepaid and other assets	(5.4)	(2.7)
Accounts payable and accrued liabilities	25.5	2.2
Accrued payroll and related expenses	(21.1)	(14.4)
Deferred revenue, deferred rent, and other liabilities	(3.0)	0.1
Net cash provided by (used in) operating activities	11.8	(8.7)
Investing activities
Purchase of marketable securities	(50.7)	(32.0)
Proceeds from sale and maturity of marketable securities	222.5	32.9
Purchase of other equity investments	(1.2)	(1.0)
Purchase of property and equipment	(39.3)	(15.3)
Net cash provided by (used in) investing activities	131.3	(15.4)
Financing activities
Net proceeds from issuance of common stock	5.0	4.2
Other financing activities	(0.1)	—
Net cash provided by financing activities	4.9	4.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.6	(0.9)
Increase (decrease) in cash, cash equivalents and restricted cash	148.6	(20.8)
Cash, cash equivalents and restricted cash, beginning of period	1,137.1	441.5
Cash, cash equivalents and restricted cash, end of period	$1,285.7	$420.7

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,285.1	$420.4
Restricted cash	0.6	0.3
Total cash, cash equivalents and restricted cash	$1,285.7	$420.7

Supplemental disclosure of non-cash investing and financing transactions:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$10.1	$4.3
Right-of-use assets obtained in exchange for lease liabilities	$45.2	$—
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
Basis of Presentation and Principles of Consolidation
We have prepared the accompanying unaudited consolidated financial statements (the financial statements) in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.
Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. We experience seasonality that is typical in our industry, with lower sales in the first quarter of each year compared to the fourth quarter.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2018 included in the Annual Report on Form 10-K that we filed with the SEC on February 21, 2019.
These financial statements include the accounts of DexCom, Inc. and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and the disclosures made in the accompanying notes. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.
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
Two of our distributors are significant customers. Each of them accounted for more than 10% of revenue in each of the past three fiscal years and each of them accounted for more than 10% of accounts receivable as of the end of the past two fiscal years. Distributor A accounted for 15% and 13% of our revenues for the three months ended March 31, 2019 and 2018, respectively. Distributor B accounted for 11% and 14% of our revenues for the three months ended March 31, 2019 and 2018, respectively. Distributor A and Distributor B accounted for 17% and 11%, respectively, of our accounts receivable as of March 31, 2019 and for 19% and 15%, respectively, of our accounts receivable as of December 31, 2018.
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
In the Direct Channel, we sell the Components to customers and we receive payment directly from customers, organizations and third-party payors. Third-party payors primarily include commercial insurance companies and federal and state agencies (under Medicare and Medicaid programs).
Policy elections and ASC Topic 606 practical expedients taken

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
Variable consideration
Rebates. We estimate reductions to our revenues for rebates paid to payors, healthcare providers and distributors. Rebates are based on contractual arrangements or statutory requirements, which may vary by product, payor and individual payor plans. Our estimates are based on products sold, historical payor mix and, as available, known market events or trends and channel inventory data. We also take into consideration, as available, new information regarding changes in programs’ regulations and guidelines that would impact the amount of the actual rebates and/or our expectations regarding future payor mix for these programs.
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
Revenue recognition
We recognize revenue when control is transferred to our customers. The timing of revenue recognition is based on the satisfaction of performance obligations. Substantially all of the performance obligations associated with the Components are satisfied at a point in time, which typically occurs at shipment. Terms of direct and distributor orders are generally Freight on Board (FOB) shipping point for U.S. orders or Free Carrier (FCA) shipping point for international orders. For certain of our distributors, control transfers at delivery of the product to the customer.
In cases where our free-of-charge software, mobile applications and updates are deemed to be separate performance obligations, revenue is recognized over time on a ratable basis over the estimated life of the durable system.
Our sales of the receiver and transmitter components of our CGM systems include an assurance-type warranty which is accounted for based on the cost accrual method recognized as expense when the products are sold and is not considered a separate performance obligation.

Contract balances
The timing of revenue recognition, billing and cash collections results in the recording of trade receivables and deferred revenue in our balance sheets. We recognize a receivable in the period in which our right to the consideration is unconditional. We generally do not have any contracts or performance obligations with a term of more than one year.
Payment terms vary by contract type and type of customer and generally range from 30 to 90 days.
Accounts receivable as of March 31, 2019 and December 31, 2018 included unbilled accounts receivable of $4.7 million and $5.1 million. Unbilled accounts receivable consist of revenue recognized for Components we have delivered but not yet invoiced to customers. We expect to invoice and collect all unbilled accounts receivable within twelve months.
Substantially all of our deferred revenue as of March 31, 2019 is associated with certain of our free-of-charge software and mobile applications and will be recognized during 2019. During the three months ended March 31, 2019, we recognized revenue of $2.4 million that was recorded as deferred revenue as of December 31, 2018. During the three months ended March 31, 2018, we recognized revenue of $1.5 million that was recorded as deferred revenue as of December 31, 2017.
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
Leases
We adopted Accounting Standards Codification Topic 842 (ASC 842) utilizing the modified retrospective transition method at the beginning of the first quarter of 2019. Under ASC 842, we determine if an arrangement is a lease at inception. We record operating lease right-of-use assets and liabilities based on the present value of the lease payments over the lease term. In determining the present value of the lease payments, we use our incremental borrowing rate at the lease commencement date. We define the initial lease term to include the construction build-out period but to exclude lease extension periods when we are not reasonably certain to exercise our extension option. We record lease expense on a straight-line basis over the expected lease term. Lease costs which are variable and dependent on a rate, an index, or on usage of the asset are expensed in the period they are incurred.
We have facilities lease agreements with lease and non-lease components, such as common area maintenance. We generally account for the lease and non-lease components of these agreements as a single lease component.
We account for short-term lease expense on a straight-line basis over the lease term.
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
Because we reported net losses for the three months ended March 31, 2019 and 2018, all potentially dilutive common shares have been excluded from the computation of the diluted net loss per share for those periods as the effect would be anti-dilutive.

Outstanding anti-dilutive securities not included in the diluted net loss per share attributable to common stockholders calculations were as follows:

	Three Months Ended March 31,
(In millions)	2019	2018
Options outstanding to purchase common stock	—	0.4
Unvested restricted stock units	2.3	3.1
Senior convertible notes due 2022	4.0	4.0
Senior convertible notes due 2023	5.2	—
Warrants	5.2	—
Total	16.7	7.5

Recent Accounting Guidance
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires a lessee to recognize most leases on the balance sheet as lease liabilities with corresponding right-of-use assets. We adopted ASU 2016-02 utilizing the modified retrospective transition method at the beginning of the first quarter of 2019. See Note 2, “Leases,” for more information on the impact of our adoption of ASU 2016-02 and related disclosures.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (ASU 2017-12), which is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency regarding the scope and results of hedging programs. The guidance in this update is applied using a cumulative-effect adjustment to retained earnings at the beginning of the fiscal year of adoption. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Our adoption of ASU 2017-12 at the beginning of the first quarter of 2019 did not have a significant impact on our financial statements.
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
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other – Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-05). This new guidance requires a customer in a cloud computing arrangement to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU 2018-05 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. Application of this guidance can be applied either prospectively or retrospectively. We are currently evaluating the impact that this guidance will have on our financial statements.

2. Leases
Impact of Adoption of ASC 842
We adopted ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02) utilizing the modified retrospective transition method through a $2.1 million cumulative-effect adjustment to retained earnings at the beginning of the first quarter of 2019. We will continue to report financial information for fiscal years prior to 2019 under the previous lease accounting standards. We elected the package of practical expedients permitted under the transition guidance in the new standard, which allowed us to carry forward the historical classification of leases that were in place as of January 1, 2019.
Under the previous lease accounting standards we were deemed the owner of our Mesa, Arizona building during the construction period. As a result of our adoption of ASC 842, we have de-recognized the estimated fair value of the building shell and the related lease liability as of December 31, 2018 and recorded the difference between the asset and liability as an adjustment to retained earnings at the beginning of the first quarter of 2019.
In addition, as a result of our adoption of ASC 842 we recorded operating lease right-of-use assets of $26.7 million, finance lease right-of-use assets of $15.3 million, operating lease liabilities of $40.4 million and finance lease liabilities of $15.9 million at the beginning of the first quarter of 2019, with no material impact to our statement of operations.
Information About Our Leases
Our corporate headquarters and primary manufacturing facilities are located in San Diego, California. We lease approximately 219,000 square feet of space in San Diego under leases that expire in February and March 2022. We have the option to renew each of these leases for two additional five-year terms. In San Diego we also lease approximately 87,000 square feet of space under a lease that expires in February 2022 with no renewal options and approximately 132,600 square feet of space under a sublease that expires in January 2022. We lease approximately 148,800 square feet of space in Mesa, Arizona under a lease that expires in March 2028. We have the option to renew this lease for four additional five-year terms. We have also entered into other domestic and international operating lease agreements, primarily for office and warehouse space, that expire at various times through July 2026.
The components of lease expense for the three months ended March 31, 2019 were as follows:

(In millions)	Three Months Ended March 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$0.3
Interest on lease liabilities	0.2
Operating lease cost	2.5
Short-term lease cost	1.3
Variable lease cost(1)	$0.8
Total lease cost	$5.1
(1) Variable lease costs represent payments that are dependent on a rate or index, or on usage of our facility leases and are primarily related to common area maintenance charges and property taxes.

Other information related to leases was as shown in the table below. All figures include the leases recorded at the beginning of the first quarter of 2019 as a result of our adoption of ASC 842.

(Dollars in millions)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4.6
Operating cash flows from finance leases	$0.2
Financing cash flows from finance leases	$0.1
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$29.9
Finance leases	$15.3
Weighted average remaining lease term in years:
Operating leases	3.3
Finance leases	14.0
Weighted average discount rate:
Operating leases	5.0%
Finance leases	5.0%
Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as shown in the table below. The current portion of finance leases are included in accounts payable and accrued liabilities and the long-term portion of finance leases are included in other long-term liabilities on our balance sheet as of March 31, 2019.

(In millions)	Operating Leases	Finance Leases
2019	$11.3	$1.0
2020	14.2	1.3
2021	14.5	1.3
2022	3.7	1.4
2023	1.6	1.4
Thereafter	1.0	15.4
Total future lease cost	46.3	21.8
Less: Amount representing interest	(3.6)	(6.1)
Present value of future payments	42.7	15.7
Less: Short-term leases not recorded as a liability	(0.9)	—
Revised present value of future lease payments	41.8	15.7
Less: Current portion	(12.3)	(0.5)
Long-term portion	$29.5	$15.2

3. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
We estimate the fair value of our Level 1 financial instruments, which are in active markets, using unadjusted quoted market prices for identical instruments.
We obtain the fair values for our Level 2 financial instruments, which are not in active markets, from a primary professional pricing source that uses quoted market prices for identical or comparable instruments, rather than direct observations of quoted prices in active markets. Fair values obtained from this professional pricing source can also be based on pricing models whereby all significant observable inputs, including maturity dates, issue dates, settlement dates, benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers or other market-related data, are observable or can be derived from, or corroborated by, observable market data for substantially the full term of the asset. We validate the quoted market prices provided by our primary pricing service by comparing the fair values of our Level 2 marketable securities portfolio balance provided by our primary pricing service against the fair values of our Level 2 marketable securities portfolio balance provided by our investment managers.
The following table summarizes financial assets that we measured at fair value on a recurring basis as of March 31, 2019, classified in accordance with the fair value hierarchy. We sold the equity investment in Tandem Diabetes Care, Inc. that we held as of December 31, 2018 during the first quarter of 2019.

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$309.9	$49.6	$—	$359.5

Debt securities, available for sale:
U.S. government agencies	—	54.8	—	54.8
Commercial paper	—	3.0	—	3.0
Corporate debt	—	15.1	—	15.1
Total debt securities, available for sale	—	72.9	—	72.9

Total assets measured at fair value on a recurring basis	$309.9	$122.5	$—	$432.4
The following table summarizes financial assets that we measured at fair value on a recurring basis as of December 31, 2018, classified in accordance with the fair value hierarchy.

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
There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2019 and 2018. There were no transfers into or out of Level 3 securities during the three months ended March 31, 2019 and 2018.
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
Financial liabilities whose fair values we measure on a recurring basis using Level 1 inputs consist of our outstanding 2022 Notes and 2023 Notes. We measure the fair value of the 2022 Notes and 2023 Notes based on their trading prices. The fair value of the 2022 Notes was $537.5 million as of March 31, 2019 and $540.2 million as of December 31, 2018. The fair value of the 2023 Notes was $876.3 million as of March 31, 2019 and $859.6 million as of December 31, 2018. For more information on the carrying values and fair values of our 2022 Notes and 2023 Notes, see Note 5, “Debt.”
Foreign Currency and Derivative Financial Instruments
From time to time we engage in limited hedging transactions to reduce foreign currency risks on certain intercompany balances. The fair values of these derivatives are based on quoted market prices, which are Level 1 inputs. As of March 31, 2019, we had no outstanding currency hedging transactions.

4. Balance Sheet Details
Short-Term Marketable Securities
Short-term marketable securities, consisting of equity securities and debt securities, were as follows as of the dates indicated. We sold the equity investment in Tandem Diabetes Care, Inc. that we held as of December 31, 2018 during the first quarter of 2019.

	March 31, 2019
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available for sale:
U.S. government agencies	$54.8	$—	$—	$54.8
Commercial paper	3.0	—	—	3.0
Corporate debt	15.1	—	—	15.1
Total debt securities, available for sale	72.9	—	—	72.9

Total marketable securities	$72.9	$—	$—	$72.9

	December 31, 2018
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Equity investment in Tandem Diabetes Care, Inc.	$2.0	$36.0	$—	$38.0

Debt securities, available for sale:
U.S. government agencies	173.2	—	(0.1)	173.1
Commercial paper	36.2	—	—	36.2
Corporate debt	1.3	—	—	1.3
Total debt securities, available for sale	210.7	—	(0.1)	210.6

Total marketable securities	$212.7	$36.0	$(0.1)	$248.6
As of March 31, 2019 and December 31, 2018, all of our debt securities had contractual maturities of less than 12 months. Gross realized gains and losses on sales of our debt securities during the three months ended March 31, 2019 and 2018 were not significant.
We periodically review our portfolio of debt securities to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at March 31, 2019 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at that date were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Inventory

(In millions)	March 31, 2019	December 31, 2018
Raw materials	$52.7	$30.8
Work-in-process	10.0	11.2
Finished goods	38.4	28.7
Total inventory	$101.1	$70.7
During the three months ended March 31, 2019 we recorded excess and obsolete inventory charges of $1.6 million in cost of goods sold as a result of our ongoing assessment of sales demand and inventory on hand.
Property and Equipment

(In millions)	March 31, 2019	December 31, 2018
Building and land	$15.3	$6.0
Furniture and fixtures	9.1	9.0
Computer software and hardware	31.6	29.2
Machinery and equipment	82.5	80.7
Leasehold improvements	83.2	80.7
Construction in progress	88.1	57.3
Total cost	309.8	262.9
Less accumulated depreciation and amortization	(88.4)	(79.8)
Total property and equipment, net	$221.4	$183.1
Building and Land. Although we do not legally own these premises, under previous lease accounting standards we were deemed the owner of the construction project during the construction period of our manufacturing facility in Mesa, Arizona under a build-to-suit lease arrangement. As a result of our adoption of ASC 842, we have de-recognized the estimated fair value of the building shell that was included in Building in our balance sheet as of December 31, 2018 and the related lease liability and recorded the difference between the asset and liability as an adjustment to retained earnings at the beginning of the first quarter of 2019. See Note 2, “Leases,” for more information on our adoption of ASC 842.
Construction in Progress. The increase in construction in progress as of March 31, 2019 compared to December 31, 2018 is primarily due to continued investment in the expansion and automation of our production capabilities.
Accounts Payable and Accrued Liabilities

(In millions)	March 31, 2019	December 31, 2018
Accounts payable trade	$90.3	$75.5
Accrued tax, audit, and legal fees	12.3	11.7
Accrued rebates	40.9	36.1
Accrued warranty	6.0	6.8
Restructuring reserve	1.1	—
Other accrued liabilities	18.5	17.0
Total accounts payable and accrued liabilities	$169.1	$147.1
Restructuring Reserve. In February 2019, our Board of Directors approved a restructuring plan that will result in the transition of certain of our operations to the Philippines. We estimate that we will incur total pre-tax charges and costs of approximately $9 million, primarily for employee severance benefits under both ongoing and one-time benefit arrangements. We expect to incur these costs throughout 2019 but primarily in the first half of 2019, and we expect the restructuring activities to be substantially complete by the end of 2019.

Other Long-Term Liabilities

(In millions)	March 31, 2019	December 31, 2018
Finance lease liabilities	$15.2	$7.3
Deferred rent	—	9.4
Other liabilities	2.9	3.3
Total other long-term liabilities	$18.1	$20.0
Our adoption of ASC 842 during the first quarter of 2019 affected the balances of finance lease liabilities and deferred rent as of March 31, 2019. See Note 2, “Leases,” for more information.

5. Debt
Senior Convertible Notes

(In millions)	March 31, 2019	December 31, 2018
0.75% Senior Convertible Notes due 2022:
Principal amount	$400.0	$400.0
Unamortized debt discount	(47.7)	(51.1)
Unamortized debt issuance costs	(5.9)	(6.3)
Net carrying amount of Senior Convertible Notes due 2022	346.4	342.6

0.75% Senior Convertible Notes due 2023:
Principal amount	850.0	850.0
Unamortized debt discount	(164.0)	(171.8)
Unamortized debt issuance costs	(10.0)	(10.5)
Net carrying amount of Senior Convertible Notes due 2023	676.0	667.7

Total net carrying amount of senior convertible notes	$1,022.4	$1,010.3

Fair value of outstanding senior convertible notes:
Senior Convertible Notes due 2022	$537.5	$540.2
Senior Convertible Notes due 2023	876.3	859.6
Total fair value of outstanding senior convertible notes	$1,413.8	$1,399.8

Amount by which the notes' if-converted value exceeds their principal amount:
Senior Convertible Notes due 2022	$121.7	$125.4
Senior Convertible Notes due 2023	—	—
Total by which the notes' if-converted value exceeds their principal amount	$121.7	$125.4

0.75% Senior Convertible Notes due 2022
In June 2017, we completed an offering of $400.0 million aggregate principal amount of unsecured senior convertible senior notes with a stated interest rate of 0.75% and a maturity date of May 15, 2022 (the 2022 Notes). The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $389.0 million. The 2022 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all 2022 Notes conversions in shares of our common stock. The initial conversion rate of the 2022 Notes is 10.0918 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $99.09 per share, subject to adjustments. We use the if-converted method for assumed conversion of the 2022 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share.
Since upon conversion by the holders we may elect to settle such conversion in shares of our common stock, cash, or a combination thereof, we accounted for the cash conversion option as an equity instrument classified to stockholders’ equity. As a result, we recognized $72.6 million in additional paid-in-capital during 2017.
The interest expense recognized on the 2022 Notes during the three months ended March 31, 2019 includes $0.7 million, $3.5 million and $0.4 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2022 Notes during the three months ended March 31, 2018 includes $0.8 million, $3.3 million and $0.4 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2022 Notes is 5.1%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. The discount on the 2022 Notes is amortized through May 15, 2022. Interest on the 2022 Notes began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year.
In the event of a fundamental change (as defined in the indenture related to the 2022 Notes), holders of the 2022 Notes have the right to require us to repurchase for cash all or a portion of their notes at a price equal to 100% of the principal amount of the 2022 Notes, plus any accrued and unpaid interest. Holders of the 2022 Notes who convert their notes in connection with a make-whole fundamental change (as defined in the indenture) or following the delivery by DexCom of a notice of redemption are, under certain circumstances, entitled to an increase in the conversion rate.
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
DexCom may not redeem the 2022 Notes prior to May 15, 2020. On or after May 15, 2020, DexCom may redeem for cash all or part of the 2022 Notes, at its option, if the last reported sale price of our common stock has been at least 140% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which DexCom provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the 2022 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.
No principal payments are due on the 2022 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the indenture relating to the 2022 Notes includes customary terms and covenants, including certain events of default after which the 2022 Notes may be due and payable immediately.
Circumstance (1) listed above occurred during the last 30 trading days of the quarter ended March 31, 2019. As a result, the 2022 Notes are convertible at the option of the holders from April 1, 2019 and will remain convertible until June 30, 2019. We continue to classify the carrying value of the liability component of the 2022 Notes as long-term debt, and the equity component of the 2022 Notes as permanent equity in our balance sheet as of March 31, 2019.
0.75% Senior Convertible Notes due 2023
In November 2018, we completed an offering of $850.0 million aggregate principal amount of unsecured senior convertible notes with a stated interest rate of 0.75% and a maturity date of December 1, 2023 (the 2023 Notes). The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $836.6 million. The 2023 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all 2023 Notes conversions through combination settlement, satisfying the principal amount outstanding with cash and any note conversion value in excess of the principal amount in shares of our common stock. The initial conversion rate of the 2023 Notes is 6.0869 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $164.29 per share, subject to adjustments. We use the treasury stock method for assumed conversion of the 2023 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. We entered into transactions for a convertible note hedge (the 2023 Note Hedge) and warrants (the 2023 Warrants) concurrently with the issuance of the 2023 Notes.
Since upon conversion by the holders we may elect to settle such conversion in shares of our common stock, cash, or a combination thereof, we accounted for the cash conversion option as an equity instrument classified to stockholders’ equity. As a result, we recognized $174.4 million in additional paid-in capital during 2018.
The interest expense recognized on the 2023 Notes during the three months ended March 31, 2019 includes $1.6 million, $7.8 million and $0.5 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2023 Notes is 5.6%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. The discount on the 2023 Notes is being amortized through December 1, 2023. Interest on the 2023 Notes began accruing upon issuance and is payable semi-annually on June 1 and December 1 of each year.
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
Revolving Credit Agreement
In December 2018, we entered into a five-year $200.0 million revolving credit agreement (the Credit Agreement) with JPMorgan Chase Bank, NA, as administrative agent, Bank of America, Silicon Valley Bank, Union Bank and Bank of the West. The Credit Agreement provides a $50.0 million sublimit for borrowings in Canadian Dollars, Euros, British Pounds, Swedish Krona, Japanese Yen and any other currency that is subsequently approved by the lenders and a sub-facility of up to $10.0 million for letters of credit. Subject to customary conditions and the approval of any lender whose commitment would be increased, we have the option to increase the maximum principal amount available under the Credit Agreement by up to an additional $300.0 million, resulting in a maximum available principal amount of $500.0 million. However, at this time none of the lenders have committed to provide any such increase in their commitments.
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
The Credit Agreement requires us to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of March 31, 2019.
We drew no loans under the Credit Agreement during the three months ended March 31, 2019. As of March 31, 2019, we had no outstanding borrowings, letters of credit totaling $4.4 million, and a total available balance of $195.6 million under the Credit Agreement.

6. Contingencies
Litigation
On March 28, 2016, AgaMatrix, Inc., or AgaMatrix, filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix. On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On February 24, 2017, the Court granted AgaMatrix’s motion to substitute WaveForm Technologies, Inc., or WaveForm, as the new plaintiff following AgaMatrix’s transfer of the three patents to its newly formed entity. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under U.S. patent law and those petitions were granted on March 6, 2017. On

March 8, 2017, we filed a petition for inter partes review with the PTAB seeking a determination that the third of the three asserted patents is invalid under U.S. patent law. This petition was granted on September 15, 2017. The PTAB issued a Final Written Decision for each of the first two patents on February 28, 2018, where the PTAB found the majority of asserted claims from the first patent unpatentable and the remaining claims under review not unpatentable. The PTAB found all claims under review from the second patent not unpatentable. On April 3, 2019, the Federal Circuit affirmed the PTAB’s finding that certain claims were not unpatentable. The PTAB issued a Final Written Decision for the third patent on September 12, 2018, where the PTAB found all claims of the third patent asserted against us in the District of Oregon litigation unpatentable. WaveForm did not appeal this decision. Most activity in the patent infringement lawsuit against us in the District of Oregon was stayed until the PTAB completed the inter partes review proceedings. That stay was lifted on October 10, 2018. The remaining claims and counterclaims will continue with an estimated date of trial in February 2020. It is our position that Waveform’s assertions of infringement have no merit.
We have also filed several lawsuits against AgaMatrix. We filed a patent infringement lawsuit against Agamatrix in the United States District Court for the Central District of California, or C.D. Cal., in which a Final Judgment of non-infringement was entered by the C.D. Cal judge on February 23, 2018 and affirmed on appeal by the Federal Circuit on April 15, 2019. AgaMatrix sought attorneys' fees for this lawsuit and as of March 31, 2019 we have accrued an immaterial amount for those fees. The fee decision is currently on appeal to the Federal Circuit. On September 15, 2017, we filed a patent infringement lawsuit against AgaMatrix in the United States District Court for the District of Delaware, asserting certain single-point blood glucose monitoring products of AgaMatrix infringe two patents held by us. In addition, on September 18, 2017, we filed a Complaint against AgaMatrix in the International Trade Commission, referred to as the ITC, requesting that the ITC institute an investigation and issue an order excluding certain products of AgaMatrix from importation into or sale in the United States based on AgaMatrix’s infringement of the same two patents asserted in the Delaware litigation. The investigation was terminated by the Commission on April 4, 2019 with a finding of non-infringement. On September 14, 2018, AgaMatrix filed two petitions for inter partes review for each of the same two patents we asserted in the District of Delaware and the ITC. These petitions were denied.
Neither the outcome of these lawsuits nor the amount and range of potential loss associated with the lawsuits can be assessed at this time. Other than the attorneys’ fees described above, as of March 31, 2019 we have accrued no amounts for contingent losses associated with these suits.
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

7. Income Taxes
Our effective tax rate for the three months ended March 31, 2019 and 2018 was a negative rate of 1%. The negative effective tax rate in the current period resulted from recording foreign income tax in jurisdictions with current taxable income. The negative effective tax rate in the prior period resulted from recording state income and foreign withholding taxes. In both periods, no income tax benefit was recorded on losses in jurisdictions where valuation allowances are recorded against net deferred tax assets.
We maintain a full valuation allowance against our net deferred tax assets as of March 31, 2019 based on our assessment that it is not more likely than not these future benefits will be realized before expiration.

8. Stockholders’ Equity

Share-Based Compensation Expense
The following table summarizes share-based compensation expense for the periods shown:

	Three Months Ended March 31,
(In millions)	2019	2018
Cost of sales	$2.3	$2.2
Research and development	8.5	8.5
Selling, general and administrative	14.2	13.9
Total share-based compensation expense included in net loss	$25.0	$24.6
As of March 31, 2019, unrecognized estimated compensation costs related to unvested restricted stock units, or RSUs, and performance stock units, or PSUs, totaled $188.3 million and is expected to be recognized through 2021.
Restricted Stock Units
A summary of our RSU and PSU activity for the three months ended March 31, 2019 is as follows:

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
(In millions, except weighted average grant date fair values)	Shares	Fair Value	Value
Nonvested at December 31, 2018	2.7	$69.19	$319.0
Granted	0.6	143.24
Vested	(0.9)	65.77
Forfeited	(0.1)	95.68
Nonvested at March 31, 2019	2.3	$89.57	$277.4

The total vest date fair value of RSUs that vested during the three months ended March 31, 2019 was $132.3 million. No PSUs vested during that period.

9. Business Segment and Geographic Information
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
Disaggregation of Revenue
DexCom is domiciled in the United States. We sell our durable systems and disposable sensors through a direct sales force in the United States, Canada and some countries in Europe, and through distribution arrangements in the United States, Canada, Australia, New Zealand, and in some countries in Europe, Asia, Latin America, the Middle East and Africa. We disaggregate our revenue from contracts by major sales channel and geography as we believe they best depict how the nature, amount and timing of revenues and cash flows are affected by economic factors.

Revenues by geographic region
During the three months ended March 31, 2019 and 2018, no country outside of the United States generated revenue that represented more than 10% of our total revenue.
The following table sets forth revenues by our two primary geographical markets, United States and outside of the United States, based on the geographic location to which we deliver the product:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(In millions)	Amount	% of Total	Amount	% of Total
Revenues:
United States	$210.5	75%	$145.4	79%
Outside of the United States	70.0	25%	39.0	21%
Total	$280.5	100%	$184.4	100%
Revenues by customer sales channel
The following table sets forth revenues disaggregated by customer sales channel:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(In millions)	Amount	% of Total	Amount	% of Total
Revenues:
Distributor	$187.8	67%	$118.3	64%
Direct	92.7	33%	66.1	36%
Total	$280.5	100%	$184.4	100%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are not purely historical regarding DexCom’s or its management’s intentions, beliefs, expectations and strategies for the future. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are made as of the date of this report, deal with future events, are subject to various risks and uncertainties, and actual results could differ materially from those anticipated in those forward-looking statements. The risks and uncertainties that could cause actual results to differ materially are more fully described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, elsewhere in this Quarterly Report, and in our other reports filed with the SEC. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results. You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report.
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
Our significant accounting policies are more fully described in Note 1 to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The accounting policies and estimates which are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There were no material changes to our critical accounting policies during the three months ended March 31, 2019.

Results of Operations
Financial Overview

	Three Months Ended March 31,		Q1 2019 - Q1 2018
(Dollars in millions, except per share amounts)	2019	2018	$ Change	% Change
Total revenues	$280.5	$184.4	$96.1	52%
Gross profit	168.8	118.9	49.9	42%
Gross profit as a percent of total revenue	60%	64%
Operating loss	(14.4)	(30.7)	16.3	(53)%
Net loss	(26.9)	$(24.2)	(2.7)	11%
Basic and diluted net loss per share	$(0.30)	$(0.28)	$(0.02)	7%

Revenue, Cost of Sales and Gross Profit

	Three Months Ended March 31,		Q1 2019 - Q1 2018
(Dollars in millions)	2019	2018	$ Change	% Change
Total revenues	$280.5	$184.4	$96.1	52%
Cost of sales	111.7	65.5	46.2	71%
Gross profit	$168.8	$118.9	$49.9	42%
Gross profit as a percent of total revenue	60%	64%
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
Quarter Ended March 31, 2019 Compared to Quarter Ended March 31, 2018
Revenues. Total revenues increased $96.1 million or 52% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The 2019 revenue increase was primarily driven by increased sales volume of our disposable sensors and durable systems due to the continued growth of our installed base of customers, both in the United States and outside of the United States. Disposable sensor and other revenue comprised approximately 75% of total revenues and durable systems revenue comprised approximately 25% of total revenues for each of the three months ended March 31, 2019 and March 31, 2018. Total distributor revenue for the three months ended March 31, 2019 was approximately $187.8 million or 67% of our total revenues compared to $118.3 million or 64% of our total revenues for the three months ended March 31, 2018.
Cost of Sales. Cost of sales increased $46.2 million or 71% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to increased sales volume. The gross profit of $168.8 million or 60% of total revenues for the three months ended March 31, 2019 increased $49.9 million compared to $118.9 million or 64% of total revenues for the same period in 2018. The first quarter 2019 increase in gross profit dollars was driven primarily by increased revenues, partially offset by higher freight and warranty costs compared with the first quarter of 2018. The first quarter 2019 decrease in gross margin percentage is primarily a function of the evolution of our channel strategy and product mix as we launch new products and expand internationally. Our first quarter 2019 gross margin percentage was also impacted by investments to scale infrastructure as we drive significant production capacity expansion in 2019.
Operating Expenses

	Three Months Ended March 31,		Q1 2019 - Q1 2018
(Dollars in millions)	2019	2018	$ Change	% Change
Research and development	$59.0	$44.8	$14.2	32%
as a % of total revenue	21%	24%
Selling, general and administrative	124.2	104.8	19.4	19%
as a % of total revenue	44%	57%
Total operating expenses	$183.2	$149.6	$33.6	22%
as a % of total revenue	65%	81%
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
On February 21, 2019, we announced a restructuring plan that will result in the transition of certain of our operations to the Philippines. The restructuring plan is designed to reduce operating expenses in order to improve cost competitiveness, enable strategic flexibility, and increase the scalability of certain business functions. We expect the restructuring plan to impact approximately 350 full time employees, or approximately 13% of our total full time workforce as of December 31, 2018. We estimate that we will incur pre-tax charges and costs of approximately $9 million, primarily for employee severance benefits under both ongoing and one-time benefit arrangements. We expect to incur these costs throughout 2019 but primarily in the first half of 2019, and we expect the restructuring activities to be substantially complete by the end of 2019.
Quarter Ended March 31, 2019 Compared to Quarter Ended March 31, 2018
Research and Development. Research and development expense increased $14.2 million or 32% for the three months ended March 31, 2019 compared to the same period of 2018. The increase was primarily due to $9.3 million in additional salaries, bonus, and payroll-related costs and $1.2 million in additional facilities costs.
Selling, General and Administrative. Selling, general and administrative expense increased $19.4 million or 19% for the three months ended March 31, 2019 compared to the same period of 2018. The increase was primarily due to higher sales-related costs that were driven by increased headcount and marketing costs to support revenue growth and the continued commercialization of our products in both the United States and Europe. Significant elements of the increase in selling, general, and administrative expenses included $7.3 million in additional salaries, bonus and payroll-related costs, $3.2 million in restructuring charges, and $2.5 million in additional consulting fees.
Non-Operating Income and Expenses
Interest Expense
Interest expense is related to our 2022 Notes and 2023 Notes and to commitment fees for unused balances on our revolving Credit Agreement. Interest expense increased $10.1 million to $14.9 million for the three months ended March 31, 2019 compared to $4.8 million for the three months ended March 31, 2018. The increase was primarily due to an additional $9.9 million of interest expense for the 2023 Notes, which were issued in November 2018.

Income from Equity Investments
Loss from equity investments of $4.2 million for the three months ended March 31, 2019 and income from equity investments of $7.4 million for the three months ended March 31, 2018 consists solely of realized and unrealized gains and losses on our equity investment in Tandem Diabetes Care, Inc. As of March 31, 2019, we had sold all of our equity investment in Tandem.
Interest and Other Income (Expense), Net
Interest income was $7.3 million for the three months ended March 31, 2019 compared to $1.5 million for the three months ended March 31, 2018 and is related to our marketable debt securities portfolio. Average invested balances and average interest rates both increased during 2019 compared to 2018.
Other income (expense) for the three months ended March 31, 2019 and 2018 consists primarily of foreign currency transaction gains and losses due the effects of foreign currency fluctuations.
Income Tax Expense
Income tax expense of $0.3 million on a pre-tax loss of $26.6 million resulted in a negative effective tax rate of 1% for the three months ended March 31, 2019. Income tax expense of $0.2 million on a pre-tax loss of $24.0 million resulted in a negative effective tax rate of 1% for the three months ended March 31, 2018. The negative effective tax rate in the current period resulted from recording foreign income tax in jurisdictions with current taxable income. The negative effective tax rate in the prior period resulted from recording state income and foreign withholding taxes. In both periods, no income tax benefit was recorded on losses in jurisdictions where valuation allowances are recorded against net deferred tax assets.
We maintain a full valuation allowance against our net deferred tax assets as of March 31, 2019 based on our assessment that it is not more likely than not these future benefits will be realized before expiration. We analyze our ability to realize our deferred tax assets quarterly, weighing all available positive and negative evidence of future taxable income. A release of some or all of our valuation allowance will result in a material income tax benefit in our financial statements.

Liquidity and Capital Resources
Overview, Capital Resources, and Capital Requirements
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations, proceeds from our convertible notes issuances, and access to our revolving line of credit. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital expenditures, acquisitions of businesses, and debt service costs. Historically we have not generated significant cash flows from operations. However, as we have grown our profitability profile has continued to improve.
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
A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in U.S. dollars. Accordingly, our assessment is that we have no material net exposure to foreign currency exchange rate fluctuations at this time. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the British Pound, the Euro, and the Canadian Dollar, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We currently engage in limited hedging transactions to reduce foreign currency risks on certain intercompany balances. We will continue to monitor and manage our financial exposures due to exchange rate fluctuations as an integral part of our overall risk management program. As of March 31, 2019, the cash balance held by our foreign subsidiaries with currencies other than the U.S. dollar was approximately $23.2 million. We intend to reinvest a substantial portion of our foreign earnings in those businesses, and we currently do not anticipate that we will need funds generated by foreign operations to fund our domestic operations.
As of March 31, 2019, our cash, cash equivalents and short-term marketable securities totaled $1.358 billion, a decrease of $27.6 million from December 31, 2018 due to the factors described in “Cash Flows” below. We believe that our cash, cash equivalents, and marketable securities balances, projected cash contributions from our commercial operations, and our $200.0 million revolving line of credit, of which $195.6 million remains available, will be sufficient to meet our anticipated seasonal working capital needs, capital expenditure requirements, contractual obligations, commitments, debt service requirements, and other liquidity requirements associated with our operations for at least the next 12 months.
Revolving Credit Agreement
In December 2018, we entered into a five-year $200.0 million revolving Credit Agreement, including a sub-facility of up to $10.0 million for letters of credit. Subject to customary conditions and the approval of any lender whose commitment would be increased, we have the option to increase the maximum principal amount available under the Credit Agreement by up to an additional $300.0 million, resulting in a maximum available principal amount of $500.0 million. However, at this time none of the lenders have committed to provide any such increase in their commitments. Revolving loans under the Credit Agreement will be available for general corporate purposes, including working capital and capital expenditures. As of March 31, 2019, we had no outstanding borrowings, $4.4 million in outstanding letters of credit, and a total available balance of $195.6 million under the Credit Agreement. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
See Note 5 to the financial statements in Part I, Item 1 of this Quarterly Report for more information about the terms of the Credit Agreement.
Senior Convertible Notes
In June 2017, we completed an offering of $400.0 million aggregate principal amount of unsecured senior convertible notes with a stated interest rate of 0.75% and a maturity date of May 15, 2022 (the 2022 Notes). Holders may elect to convert the 2022 Notes any time on or after February 15, 2022 for shares of our common stock. The 2022 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. Interest on the 2022 Notes began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year.
In November 2018, we completed an offering of $850.0 million aggregate principal amount of unsecured senior convertible notes with a stated interest rate of 0.75% and a maturity date of December 1, 2023 (the 2023 Notes). Holders may elect to convert the 2023 Notes any time on or after September 1, 2023 for shares of our common stock. The 2023 Notes may be settled in cash, stock, or a combination thereof, solely at out discretion. Interest on the 2023 Notes began accruing upon issuance and is payable semi-annually on June 1 and December 1 of each year.

We used a portion of the net proceeds from the offering of the 2022 Notes to repay $75.0 million of borrowings under our previous credit facility in 2017. We used a portion of the net proceeds from the offering of the 2023 Notes to repurchase 0.8 million shares of our common stock for $100.0 million in 2018. The remainder of the net proceeds from the 2022 Notes and the 2023 Notes offerings are available for general corporate purposes and capital expenditures, including working capital needs. We may also use the net proceeds to expand our current business through in-licensing or acquisitions of, or investments in, other businesses, products or technologies; however, we do not have any significant commitments with respect to any such acquisitions or investments at this time.
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
See Note 5 to the financial statements in Part I, Item 1 of this Quarterly Report for more information about the 2022 Notes and the 2023 Notes, the 2023 Note Hedge, and the 2023 Warrants.
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated. See the financial statements in Part I, Item 1 of this Quarterly Report for complete statements of cash flows for these periods.

	Three Months Ended March 31,
(In millions)	2019	2018	Change
Net cash provided by (used in) operating activities	$11.8	$(8.7)	$20.5
Net cash provided by (used in) investing activities	131.3	(15.4)	146.7
Net cash provided by financing activities	4.9	4.2	0.7
Effect of exchange rates on cash, cash equivalents and restricted cash	0.6	(0.9)	1.5
Increase (decrease) in cash, cash equivalents and restricted cash	$148.6	$(20.8)	$169.4
As of March 31, 2019, we had $1.358 billion in cash, cash equivalents and short-term marketable securities, which is a decrease of $27.6 million compared to $1.386 billion as of December 31, 2018. The primary cash flows during the three months ended March 31, 2019 are described below.

Operating Cash Flows
Net cash provided by operating activities during the three months ended March 31, 2019 was comprised of a net loss of $26.9 million and changes in working capital balances of $12.9 million, offset by $51.6 million of net non-cash expenses. Net non-cash expenses were primarily related to share-based compensation, non-cash interest expense for our senior convertible notes, depreciation and amortization, and a loss on the sale of our remaining equity investment in Tandem Diabetes Care, Inc.
Net cash used in operating activities during the three months ended March 31, 2018 was comprised of a net loss of $24.2 million and changes in working capital balances of $10.5 million, partially offset by $26.0 million of net non-cash expenses. Net non-cash expenses were primarily related to share-based compensation, depreciation and amortization, non-cash interest expense for our senior convertible notes, and income on our equity investment in Tandem Diabetes Care, Inc.

Investing Cash Flows
Net cash provided by investing activities during the three months ended March 31, 2019 was primarily comprised of $170.6 million in net proceeds from sales of marketable securities partially offset by $39.3 million for capital expenditures.
Net cash used in investing activities during the three months ended March 31, 2018 was primarily comprised of $15.3 million for capital expenditures.
Financing Cash Flows
Net cash provided by financing activities during the three months ended March 31, 2019 was primarily comprised of $5.0 million from the issuance of common stock under our employee stock plans.
Net cash provided by financing activities during the three months ended March 31, 2018 was primarily comprised of $4.2 million from the issuance of common stock under our employee stock plans.

Contractual Obligations
We presented our contractual obligations as of December 31, 2018 in our Annual Report on Form 10-K for the year then ended. There were no significant changes to our contractual obligations during the three months ended March 31, 2019.
We adopted ASC 842, Leases, utilizing the modified retrospective transition method at the beginning of the first quarter of 2019. As a result of our adoption of ASC 842, we recorded operating lease right-of-use assets of $26.7 million and operating lease liabilities of $40.4 million in our balance sheet. See Note 2 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.

Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements and the potential impact of these pronouncements on our financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, U.S. Treasury debt and corporate debt securities. We also may borrow funds through our credit facility that exposes our cash flow to interest rate risk. These borrowings are short term in nature and are reset based on market indices. Due to the short-term nature of our investments and borrowings, we believe that we have no material exposure to interest rate risk.
Market Price Sensitive Instruments
In order to reduce potential equity dilution, in connection with the issuance of the 2023 Notes, we entered into the 2023 Hedge which entitles us to purchase shares of our common stock. Upon conversion of the 2023 Notes, the 2023 Hedge is expected to reduce the equity dilution if the daily volume-weighted average price per share of our common stock exceeds the strike price of the hedge. We also entered into warrant transactions with the counterparties of the 2023 Hedge entitling them to acquire shares of our common stock. The warrant transactions could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given quarterly or annual measurement period exceeds the strike price of the warrants. See Note 5 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
Foreign Currency Risk
A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in United States dollars. Accordingly, our assessment is that we do not have any material net exposure to foreign currency exchange rate fluctuations at this time. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the British Pound, the Euro, and the Canadian Dollar, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.
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
We record exchange rate fluctuations resulting from the translation of the short-term intercompany balances between domestic entities and our foreign subsidiaries as foreign currency transaction gains or losses and include them in interest and other income (expense), net in our statement of operations. From time to time we enter into foreign currency forward contracts for certain intercompany balances in order to partially offset the impact from fluctuation of the foreign currency rates. We record derivative instruments in other current assets or other current liabilities in our balance sheets consistent with the nature of the instrument at period end. As of March 31, 2019, we had no outstanding currency hedging transactions.
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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On March 28, 2016, AgaMatrix, Inc., or AgaMatrix, filed a patent infringement lawsuit against us in the United States District Court for the District of Oregon, asserting that certain of our products infringe certain patents held by AgaMatrix. On June 6, 2016, AgaMatrix filed a First Amended Complaint asserting the same three patents. On February 24, 2017, the Court granted AgaMatrix’s motion to substitute WaveForm Technologies, Inc., or WaveForm, as the new plaintiff following AgaMatrix’s transfer of the three patents to its newly formed entity. On August 25, 2016, we filed petitions for inter partes review with the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office seeking a determination that two of the three asserted patents are invalid under U.S. patent law and those petitions were granted on March 6, 2017. On March 8, 2017, we filed a petition for inter partes review with the PTAB seeking a determination that the third of the three asserted patents is invalid under U.S. patent law. This petition was granted on September 15, 2017. The PTAB issued a Final Written Decision for each of the first two patents on February 28, 2018, where the PTAB found the majority of asserted claims from the first patent unpatentable and the remaining claims under review not unpatentable. The PTAB found all claims under review from the second patent not unpatentable. On April 3, 2019, the Federal Circuit affirmed the PTAB’s finding that certain claims were not unpatentable. The PTAB issued a Final Written Decision for the third patent on September 12, 2018, where the PTAB found all claims of the third patent asserted against us in the District of Oregon litigation unpatentable. WaveForm did not appeal this decision. Most activity in the patent infringement lawsuit against us in the District of Oregon was stayed until the PTAB completed the inter partes review proceedings. That stay was lifted on October 10, 2018. The remaining claims and counterclaims will continue with an estimated date of trial in February 2020. It is our position that Waveform’s assertions of infringement have no merit.
We have also filed several lawsuits against AgaMatrix. We filed a patent infringement lawsuit against Agamatrix in the United States District Court for the Central District of California, or C.D. Cal., in which a Final Judgment of non-infringement was entered by the C.D. Cal judge on February 23, 2018 and affirmed on appeal by the Federal Circuit on April 15, 2019. AgaMatrix sought attorneys' fees for this lawsuit and as of March 31, 2019 we have accrued an immaterial amount for those fees. The fee decision is currently on appeal to the Federal Circuit. On September 15, 2017, we filed a patent infringement lawsuit against AgaMatrix in the United States District Court for the District of Delaware, asserting certain single-point blood glucose monitoring products of AgaMatrix infringe two patents held by us. In addition, on September 18, 2017, we filed a Complaint against AgaMatrix in the International Trade Commission, referred to as the ITC, requesting that the ITC institute an investigation and issue an order excluding certain products of AgaMatrix from importation into or sale in the United States based on AgaMatrix’s infringement of the same two patents asserted in the Delaware litigation. The investigation was terminated by the Commission on April 4, 2019 with a finding of non-infringement. On September 14, 2018, AgaMatrix filed two petitions for inter partes review for each of the same two patents we asserted in the District of Delaware and the ITC. These petitions were denied.
Neither the outcome of these lawsuits nor the amount and range of potential loss associated with the lawsuits can be assessed at this time. Other than the attorneys’ fees described above, as of March 31, 2019 we have accrued no amounts for contingent losses associate with these suits.
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

Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. Before making a decision to invest in, hold or sell our common stock, stockholders and potential stockholders should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2018, in addition to the other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q, as well as the other information we file with the Securities and Exchange Commission. If any of the risks described in that Annual Report are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the value of our common stock could decline and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business, financial condition or results of operations. Refer to our disclaimer regarding forward-looking statements at the beginning of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Quarterly Report.

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

DEXCOM, INC. (Registrant)

Dated: May 1, 2019	By:	/s/ KEVIN R. SAYER
Kevin R. Sayer, Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Dated: May 1, 2019	By:	/s/ QUENTIN S. BLACKFORD
Quentin S. Blackford, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)