Form 10-Q
period 2019-06-30
DEXCOM INC
filed 2019-07-31
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-51222
DEXCOM, INC.
(Exact name of Registrant as specified in its charter)

Delaware			33-0857544
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

6340 Sequence Drive	San Diego,	CA	92121
(Address of Principal Executive Offices)			(Zip Code)
(858) 200-0200
(Registrant’s Telephone Number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value Per Share	DXCM	Nasdaq Global Select Market
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2019, there were 91,185,989 shares of the Registrant’s common stock outstanding.

DexCom, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DexCom, Inc.
Consolidated Balance Sheets
(In millions, except par value and share data)

	June 30, 2019	December 31, 2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$709.2	$1,137.0
Short-term marketable securities	668.3	248.6
Accounts receivable, net	217.3	226.7
Inventory	117.9	70.7
Prepaid and other current assets	31.5	16.5
Total current assets	1,744.2	1,699.5
Property and equipment, net	253.2	183.1
Operating lease right-of-use assets	35.8	—
Goodwill	18.7	18.7
Other assets	14.0	14.7
Total assets	$2,065.9	$1,916.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$196.7	$147.1
Accrued payroll and related expenses	73.9	72.4
Operating lease liabilities, current portion	14.1	—
Deferred revenue	3.5	2.9
Total current liabilities	288.2	222.4
Long-term senior convertible notes	1,034.7	1,010.3
Operating lease liabilities, net of current portion	37.2	—
Other long-term liabilities	17.5	20.0
Total liabilities	1,377.6	1,252.7
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 million shares authorized; no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 200.0 million shares authorized; 92.0 million and 91.2 million shares issued and outstanding, respectively, at June 30, 2019; and 91.1 million and 90.0 million shares issued and outstanding, respectively, at December 31, 2018	0.1	0.1
Additional paid-in capital	1,620.4	1,560.6
Accumulated other comprehensive income	2.0	1.5
Accumulated deficit	(834.2)	(798.9)
Treasury stock, at cost; 0.8 million shares at June 30, 2019 and December 31, 2018	(100.0)	(100.0)
Total stockholders’ equity	688.3	663.3
Total liabilities and stockholders’ equity	$2,065.9	$1,916.0
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$336.4	$242.5	$616.9	$426.9
Cost of sales	129.9	88.9	241.6	154.4
Gross profit	206.5	153.6	375.3	272.5
Operating expenses:
Research and development	69.0	47.2	128.0	92.0
Selling, general and administrative	138.3	111.3	262.5	216.1
Total operating expenses	207.3	158.5	390.5	308.1
Operating loss	(0.8)	(4.9)	(15.2)	(35.6)
Interest expense	(15.0)	(4.8)	(29.9)	(9.6)
Income (loss) from equity investments	—	42.7	(4.2)	50.1
Interest and other income (expense), net	6.5	(3.4)	13.4	0.7
Income (loss) before income taxes	(9.3)	29.6	(35.9)	5.6
Income tax expense (benefit)	1.2	(0.6)	1.5	(0.4)
Net income (loss)	$(10.5)	$30.2	$(37.4)	$6.0

Basic net income (loss) per share	$(0.12)	$0.34	$(0.41)	$0.07
Shares used to compute basic net income (loss) per share	91.1	88.2	90.7	87.7
Diluted net income (loss) per share	$(0.12)	$0.34	$(0.41)	$0.07
Shares used to compute diluted net income (loss) per share	91.1	89.4	90.7	88.8
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(10.5)	$30.2	$(37.4)	$6.0
Other comprehensive income (loss), net of income taxes:
Foreign currency translation gain (loss)	(0.1)	3.6	(0.1)	1.3
Unrealized income on marketable debt securities	0.5	—	0.6	—
Total other comprehensive income, net	0.4	3.6	0.5	1.3
Comprehensive income (loss)	$(10.1)	$33.8	$(36.9)	$7.3

See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended June 30, 2019 and 2018
(In millions)
(Unaudited)

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2019	91.0	$0.1	$1,590.6	$1.6	$(823.7)	$(100.0)	$668.6
Issuance of common stock under equity incentive plans	0.2	—	0.1	—	—	—	0.1
Issuance of common stock for Employee Stock Purchase Plan	—	—	—	—	—	—	—
Share-based compensation expense	—	—	29.7	—	—	—	29.7
Net loss	—	—	—	—	(10.5)	—	(10.5)
Other comprehensive income	—	—	—	0.4	—	—	0.4
Balance at June 30, 2019	91.2	$0.1	$1,620.4	$2.0	$(834.2)	$(100.0)	$688.3

	Three Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2018	88.1	$0.1	$1,122.5	$(4.9)	$(696.0)	$—	$421.7
Issuance of common stock under equity incentive plans	0.3	—	1.0	—	—	—	1.0
Issuance of common stock for Employee Stock Purchase Plan	—	—	—	—	—	—	—
Share-based compensation expense	—	—	25.6	—	—	—	25.6
Net income	—	—	—	—	30.2	—	30.2
Other comprehensive income	—	—	—	3.6	—	—	3.6
Balance at June 30, 2018	88.4	$0.1	$1,149.1	$(1.3)	$(665.8)	$—	$482.1

See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2019 and 2018
(In millions)
(Unaudited)

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	90.0	$0.1	$1,560.6	$1.5	$(798.9)	$(100.0)	$663.3
Cumulative-effect adjustment from adoption of new lease accounting standard (Note 2)	—	—	—	—	2.1	—	2.1
Issuance of common stock under equity incentive plans	1.1	—	0.3	—	—	—	0.3
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	4.8	—	—	—	4.8
Share-based compensation expense	—	—	54.7	—	—	—	54.7
Net loss	—	—	—	—	(37.4)	—	(37.4)
Other comprehensive income	—	—	—	0.5	—	—	0.5
Balance at June 30, 2019	91.2	$0.1	$1,620.4	$2.0	$(834.2)	$(100.0)	$688.3

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	87.0	$0.1	$1,093.7	$(2.6)	$(671.8)	$—	$419.4
Issuance of common stock under equity incentive plans	1.3	—	1.1	—	—	—	1.1
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	4.1	—	—	—	4.1
Share-based compensation expense	—	—	50.2	—	—	—	50.2
Net income	—	—	—	—	6.0	—	6.0
Other comprehensive income	—	—	—	1.3	—	—	1.3
Balance at June 30, 2018	88.4	$0.1	$1,149.1	$(1.3)	$(665.8)	$—	$482.1

See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(37.4)	$6.0
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	21.5	12.7
Share-based compensation	54.7	50.2
Non-cash interest expense	24.5	7.5
(Income) loss from equity investments	4.2	(50.1)
Other non-cash income and expenses	(1.9)	4.7
Changes in operating assets and liabilities:
Accounts receivable, net	9.2	(28.1)
Inventory	(47.2)	(1.0)
Prepaid and other assets	(3.4)	(5.0)
Accounts payable and accrued liabilities	53.9	32.9
Accrued payroll and related expenses	1.6	(2.0)
Deferred revenue and other liabilities	(3.4)	4.9
Net cash provided by operating activities	76.3	32.7
Cash flows from investing activities:
Purchase of marketable securities	(934.5)	(224.1)
Proceeds from sale and maturity of marketable securities	513.8	75.4
Purchase of other equity investments	(1.2)	(1.0)
Purchase of property and equipment	(86.2)	(25.6)
Net cash used in investing activities	(508.1)	(175.3)
Cash flows from financing activities:
Net proceeds from issuance of common stock	5.1	5.2
Other financing activities	(0.3)	(1.8)
Net cash provided by financing activities	4.8	3.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	(1.8)
Decrease in cash, cash equivalents and restricted cash	(427.3)	(141.0)
Cash, cash equivalents and restricted cash, beginning of period	1,137.1	441.5
Cash, cash equivalents and restricted cash, end of period	$709.8	$300.5

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$709.2	$300.2
Restricted cash	0.6	0.3
Total cash, cash equivalents and restricted cash	$709.8	$300.5

Supplemental disclosure of non-cash investing and financing transactions:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$7.1	$6.3
Right-of-use assets obtained in exchange for lease liabilities	$55.8	$—
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
Basis of Presentation and Principles of Consolidation
We have prepared the accompanying unaudited consolidated financial statements (the “financial statements”) in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.
Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. We experience seasonality that is typical in our industry, with lower sales in the first quarter of each year compared to the fourth quarter of the previous year.
These financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2018 included in the Annual Report on Form 10-K that we filed with the SEC on February 21, 2019.
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
Concentration of Credit Risk and Significant Customers
Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investment securities, and accounts receivable. We limit our exposure to credit risk by placing our cash and investments with high credit quality financial institutions. We have also established guidelines regarding diversification of our investments and their maturities that are designed to maintain principal and maximize liquidity. We review these guidelines periodically and modify them to take advantage of trends in yields and interest rates and changes in our operations and financial position.
Two of our distributors are significant customers. Each of them accounted for more than 10% of revenue in each of the past three fiscal years and each of them accounted for more than 10% of accounts receivable as of the end of the past two fiscal years. The following table sets forth the percentage of total revenues that the revenues of Distributor A and Distributor B represented for the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Distributor A	17%	17%	16%	15%
Distributor B	13%	15%	12%	14%

Distributor A and Distributor B accounted for 20% and 12%, respectively, of our accounts receivable as of June 30, 2019 and for 19% and 15%, respectively, of our accounts receivable as of December 31, 2018.
Revenue Recognition
We generate our revenue from the sale of our durable systems and disposable sensors (the Components). Our durable systems include a reusable transmitter and receiver. Disposable sensors are sold separately. We also provide free-of-charge software and mobile applications for use with our durable systems and disposable sensors. The initial durable system price is generally not dependent upon the subsequent purchase of any amount of disposable sensors.
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

Contracts and performance obligations
We consider customer purchase orders, which in most cases are governed by agreements with distributors or third-party payors, to be contracts with a customer. For each contract, we consider the obligation to transfer Components to the customer, each of which are distinct, to be separate performance obligations. Components are individually priced and can be purchased separately or bundled in a contract. We also provide free-of-charge software, mobile applications and updates for our DexCom Share® remote monitoring system. The standalone selling prices of our mobile applications and updates are based on an expected cost plus a margin approach.
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
Our sales of the durable components of our CGM systems include an assurance-type warranty which is accounted for based on the cost accrual method recognized as expense when the products are sold and is not considered a separate performance obligation.
See Note 9, “Business Segment and Geographic Information,” for revenues disaggregated by geographic region and by sales channel.
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
Accounts receivable as of June 30, 2019 and December 31, 2018 included unbilled accounts receivable of $4.6 million and $5.1 million, respectively. Unbilled accounts receivable consist of revenue recognized for Components we have delivered but not yet invoiced to customers. We expect to invoice and collect all unbilled accounts receivable within twelve months.
Substantially all of our deferred revenue as of June 30, 2019 is associated with certain of our free-of-charge software and mobile applications and will be recognized during 2019. The table below shows revenue that we recognized as a result of changes in the contract liability balances in the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$2.0	$2.0	$2.6	$1.9

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
The following table sets forth the computation of basic and diluted net income (loss) per share for the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net income (loss)	$(10.5)	$30.2	$(37.4)	$6.0

Net income (loss) per common share:
Basic	$(0.12)	$0.34	$(0.41)	$0.07
Diluted	$(0.12)	$0.34	$(0.41)	$0.07

Basic weighted average shares outstanding	91.1	88.2	90.7	87.7
Effect of potentially dilutive stock options	—	0.2	—	0.3
Effect of potentially dilutive restricted stock units	—	1.0	—	0.8
Diluted weighted average shares outstanding	91.1	89.4	90.7	88.8

Outstanding anti-dilutive securities not included in the diluted net income (loss) per share attributable to common stockholders calculations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Options outstanding to purchase common stock	—	—	—	—
Unvested restricted stock units	2.1	—	2.1	0.4
Senior convertible notes due 2022	4.0	4.0	4.0	4.0
Senior convertible notes due 2023	5.2	—	5.2	—
2023 Warrants	5.2	—	5.2	—
Total	16.5	4.0	16.5	4.4

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

2. Leases
Impact of Adoption of ASC 842
We adopted ASC 842 utilizing the modified retrospective transition method through a $2.1 million cumulative-effect adjustment to retained earnings at the beginning of the first quarter of 2019. We will continue to report financial information for fiscal years prior to 2019 under the previous lease accounting standards. We elected the package of practical expedients permitted under the transition guidance in the new standard, which allowed us to carry forward the historical classification of leases that were in place as of January 1, 2019.
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
In addition, as a result of our adoption of ASC 842 we recorded operating lease right-of-use assets of $26.7 million, finance lease right-of-use assets of $15.3 million, operating lease liabilities of $40.4 million and finance lease liabilities of $15.9 million in our balance sheet at the beginning of the first quarter of 2019, with no material impact to our statement of operations.

Operating lease right-of-use assets and liabilities are presented separately in our consolidated balance sheets. Finance lease right-of-use assets are included in property and equipment and finance lease liabilities are included in accounts payable and accrued liabilities and in other long-term liabilities in our consolidated balance sheets.
Information About Our Leases
Our corporate headquarters and primary manufacturing facilities are located in San Diego, California. We lease approximately 219,000 square feet of space in San Diego under leases that expire in February and March 2022. We have the option to renew each of these leases for two additional five-year terms. In San Diego we also lease approximately 87,000 square feet of space under a lease that expires in February 2022 with no renewal options and approximately 132,600 square feet of space under a sublease that expires in January 2022. We lease approximately 148,800 square feet of space in Mesa, Arizona under a lease that expires in March 2028. We have the option to renew this lease for four additional five-year terms. We have also entered into other domestic and international operating lease agreements, primarily for office and warehouse space, that expire at various times through September 2029.
The components of lease expense for the three and six months ended June 30, 2019 were as follows:

(In millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$0.2	$0.5
Interest on lease liabilities	0.2	0.4
Operating lease cost	3.1	5.6
Short-term lease cost	0.7	2.0
Variable lease cost(1)	1.2	2.0
Total lease cost	$5.4	$10.5
(1) Variable lease costs are primarily related to common area maintenance charges and property taxes.

Other information related to leases was as shown in the table below. All figures include the leases recorded at the beginning of the first quarter of 2019 as a result of our adoption of ASC 842.

(Dollars in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.5	$6.0
Operating cash flows from finance leases	$0.2	$0.4
Financing cash flows from finance leases	$0.1	$0.3
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$10.9	$40.3
Finance leases	$—	$15.5
Weighted average remaining lease term in years:
Operating leases	4.0	4.0
Finance leases	13.8	13.8
Weighted average discount rate:
Operating leases	5.0%	5.0%
Finance leases	5.0%	5.0%

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as shown in the table below.

(In millions)	Operating Leases	Finance Leases

2019	$8.3	$0.6
2020	16.8	1.3
2021	16.9	1.3
2022	6.0	1.4
2023	4.2	1.4
Thereafter	5.0	15.3
Total future lease cost	57.2	21.3
Less: Amount representing interest	(5.4)	(6.1)
Present value of future payments	51.8	15.2
Less: Short-term leases not recorded as a liability	(0.5)	—
Revised present value of future lease payments	51.3	15.2
Less: Current portion	(14.1)	(0.5)
Long-term portion	$37.2	$14.7

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
The following table summarizes financial assets that we measured at fair value on a recurring basis as of June 30, 2019, classified in accordance with the fair value hierarchy. We sold the equity investment in Tandem Diabetes Care, Inc. that we held as of December 31, 2018 during the first quarter of 2019.

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$410.7	$126.2	$—	$536.9

Debt securities, available for sale:
U.S. government agencies	—	531.6	—	531.6
Commercial paper	—	98.9	—	98.9
Corporate debt	—	37.8	—	37.8
Total debt securities, available for sale	—	668.3	—	668.3

Total assets measured at fair value on a recurring basis	$410.7	$794.5	$—	$1,205.2

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

There were no transfers between Level 1 and Level 2 securities during the three and six months ended June 30, 2019 and 2018. There were no transfers into or out of Level 3 securities during the three and six months ended June 30, 2019 and 2018.
We hold certain other investments that we do not measure at fair value on a recurring basis. The carrying values of these investments are not significant and we include them in other assets in our balance sheets. It is impracticable for us to estimate the fair value of these investments on a recurring basis due to the fact that these entities are privately held and limited information is available. We monitor the information that becomes available from time to time and adjust the carrying values of these investments if there are identified events or changes in circumstances that have a significant adverse effect on the fair values.
Financial liabilities whose fair values we measure on a recurring basis using Level 1 inputs consist of our outstanding 2022 Notes and 2023 Notes. We measure the fair value of the 2022 Notes and 2023 Notes based on their trading prices. The fair value of the 2022 Notes was $638.3 million as of June 30, 2019 and $540.2 million as of December 31, 2018. The fair value of the 2023 Notes was $996.9 million as of June 30, 2019 and $859.6 million as of December 31, 2018. For more information on the carrying values and fair values of our 2022 Notes and 2023 Notes, see Note 5, “Debt.”
Foreign Currency and Derivative Financial Instruments
From time to time we engage in limited hedging transactions to reduce foreign currency risks on certain intercompany balances. The fair values of these derivatives are based on quoted market prices, which are Level 1 inputs. As of June 30, 2019, we had no outstanding currency hedging transactions.

4. Balance Sheet Details
Short-Term Marketable Securities
Short-term marketable securities, consisting of equity securities and debt securities, were as follows as of the dates indicated. We sold the equity investment in Tandem Diabetes Care, Inc. that we held as of December 31, 2018 during the first quarter of 2019.

	June 30, 2019
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available for sale:
U.S. government agencies	$531.2	$0.4	$—	$531.6
Commercial paper	98.8	0.1	—	98.9
Corporate debt	37.8	—	—	37.8
Total debt securities, available for sale	667.8	0.5	—	668.3

Total marketable securities	$667.8	$0.5	$—	$668.3

	December 31, 2018
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Equity investment in Tandem Diabetes Care, Inc.	$2.0	$36.0	$—	$38.0

Debt securities, available for sale:
U.S. government agencies	173.2	—	(0.1)	173.1
Commercial paper	36.2	—	—	36.2
Corporate debt	1.3	—	—	1.3
Total debt securities, available for sale	210.7	—	(0.1)	210.6

Total marketable securities	$212.7	$36.0	$(0.1)	$248.6

As of June 30, 2019 and December 31, 2018, all of our debt securities had contractual maturities of less than 12 months. Gross realized gains and losses on sales of our debt securities during the three and six months ended June 30, 2019 and 2018 were not significant.
We periodically review our portfolio of debt securities to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at June 30, 2019 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at that date were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Inventory

(In millions)	June 30, 2019	December 31, 2018
Raw materials	$58.7	$30.8
Work-in-process	11.4	11.2
Finished goods	47.8	28.7
Total inventory	$117.9	$70.7

During the three and six months ended June 30, 2019 we recorded excess and obsolete inventory charges of $1.7 million and $3.3 million, respectively, in cost of goods sold as a result of our ongoing assessment of sales demand and inventory on hand for each product line. During the three and six months ended June 30, 2018 we recorded excess and obsolete inventory charges of $3.5 million and $5.5 million, respectively, in cost of goods sold primarily as a result of the approval and launch of our G6 system and our ongoing assessment of sales demand and inventory on hand for each product line.
Property and Equipment

(In millions)	June 30, 2019	December 31, 2018
Building and land	$15.5	$6.0
Furniture and fixtures	10.0	9.0
Computer software and hardware	33.0	29.2
Machinery and equipment	102.2	80.7
Leasehold improvements	95.4	80.7
Construction in progress	96.1	57.3
Total cost	352.2	262.9
Less accumulated depreciation and amortization	(99.0)	(79.8)
Total property and equipment, net	$253.2	$183.1

Building and Land. Although we do not legally own these premises, under previous lease accounting standards we were deemed the owner of the construction project during the construction period of our manufacturing facility in Mesa, Arizona under a build-to-suit lease arrangement. As a result of our adoption of ASC 842, we de-recognized the estimated fair value of the building shell that was included in “building and land” in our balance sheet as of December 31, 2018 and the related lease liability and recorded the difference between the asset and liability as an adjustment to retained earnings at the beginning of the first quarter of 2019. The June 30, 2019 balance in “building and land” represents our finance lease right-of-use assets as a result of our adoption of ASC 842.
Construction in Progress. The increase in construction in progress as of June 30, 2019 compared to December 31, 2018 is primarily due to continued investment in the expansion and automation of our production capabilities.
Accounts Payable and Accrued Liabilities

(In millions)	June 30, 2019	December 31, 2018
Accounts payable trade	$97.1	$75.5
Accrued tax, audit, and legal fees	16.6	11.7
Accrued rebates	55.3	36.1
Accrued warranty	6.8	6.8
Restructuring reserve	1.8	—
Other accrued liabilities	19.1	17.0
Total accounts payable and accrued liabilities	$196.7	$147.1

Accrued Rebates. The increase in the balance of accrued rebates as of June 30, 2019 compared with December 31, 2018 is due to increased sales volume in the pharmacy channel and to a lesser extent to pausing payments pending the outcome of ongoing discussions regarding the terms of one of our rebate agreements.
Restructuring Reserve. In February 2019, our Board of Directors approved a restructuring plan that will result in the transition of certain of our operations to the Philippines. We estimate that we will incur total pre-tax charges and costs of approximately $9.0 million, primarily for employee severance benefits under both ongoing and one-time benefit arrangements. We expect to incur these costs throughout 2019 but primarily in the first half of 2019, and we expect the restructuring activities to be substantially complete by the end of 2019.

Other Long-Term Liabilities

(In millions)	June 30, 2019	December 31, 2018
Finance lease liabilities	$14.7	$7.3
Deferred rent	—	9.4
Other liabilities	2.8	3.3
Total other long-term liabilities	$17.5	$20.0

Our adoption of ASC 842 during the first quarter of 2019 affected the balances of finance lease liabilities and deferred rent. See Note 2, “Leases,” for more information.

5. Debt
Senior Convertible Notes
The following table shows the carrying values, fair values, and if-converted values in excess of principal amounts for each of our senior convertible notes.

(In millions)	June 30, 2019	December 31, 2018
0.75% Senior Convertible Notes due 2022:
Principal amount	$400.0	$400.0
Unamortized debt discount	(44.2)	(51.1)
Unamortized debt issuance costs	(5.5)	(6.3)
Net carrying amount of Senior Convertible Notes due 2022	350.3	342.6

0.75% Senior Convertible Notes due 2023:
Principal amount	850.0	850.0
Unamortized debt discount	(156.1)	(171.8)
Unamortized debt issuance costs	(9.5)	(10.5)
Net carrying amount of Senior Convertible Notes due 2023	684.4	667.7

Total net carrying amount of senior convertible notes	$1,034.7	$1,010.3

Fair value of outstanding senior convertible notes:
Senior Convertible Notes due 2022	$638.3	$540.2
Senior Convertible Notes due 2023	996.9	859.6
Total fair value of outstanding senior convertible notes	$1,635.2	$1,399.8

Amount by which the notes' if-converted value exceeds their principal amount:
Senior Convertible Notes due 2022	$225.5	$125.4
Senior Convertible Notes due 2023	97.0	—
Total by which the notes' if-converted value exceeds their principal amount	$322.5	$125.4

The following table summarizes the components of interest expense and the effective interest rates for each of our senior convertible notes for the periods shown.

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense recognized:
0.75% Senior Convertible Notes due 2022:
Contractual coupon interest	$0.8	$0.7	$1.5	$1.5
Accretion of debt discount	3.4	3.3	6.9	6.6
Amortization of debt issuance costs	0.4	0.4	0.8	0.8
Interest expense recognized on 2022 Notes	4.6	4.4	9.2	8.9

0.75% Senior Convertible Notes due 2023:
Contractual coupon interest	1.6	—	3.2	—
Accretion of debt discount	7.9	—	15.7	—
Amortization of debt issuance costs	0.5	—	1.0	—
Interest expense recognized on 2023 Notes	10.0	—	19.9	—

Total interest expense recognized on senior notes	$14.6	$4.4	$29.1	$8.9

Effective interest rates:
0.75% Senior Convertible Notes due 2022	5.1%	5.1%	5.1%	5.1%
0.75% Senior Convertible Notes due 2023	5.6%	—	5.6%	—

The discount on the senior convertible notes due 2022 is being amortized through May 15, 2022. Interest on the 2022 Notes began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year.
The discount on the senior convertible notes due 2023 is being amortized through December 1, 2023. Interest on the 2023 Notes began accruing upon issuance and is payable semi-annually on June 1 and December 1 of each year.
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
Circumstance (1) listed above occurred during the quarter ended March 31, 2019. As a result, the 2022 Notes became convertible at the option of the holders from April 1, 2019 and remained convertible until June 30, 2019. Holders of 2022 Notes with an insignificant principal amount exercised their option to convert their 2022 Notes during the second quarter of 2019 and we settled these conversions with shares of our common stock. We continue to classify the carrying value of the liability component of the 2022 Notes as long-term debt, and the equity component of the 2022 Notes as permanent equity in our balance sheet as of June 30, 2019.
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
The Credit Agreement requires us to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of June 30, 2019.
We drew no loans under the Credit Agreement during the three and six months ended June 30, 2019. As of June 30, 2019, we had no outstanding borrowings, letters of credit totaling $4.4 million, and a total available balance of $195.6 million under the Credit Agreement.

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
We have also filed several lawsuits against AgaMatrix. We filed a patent infringement lawsuit against Agamatrix in the United States District Court for the Central District of California, or C.D. Cal., in which a Final Judgment of non-infringement was entered by the C.D. Cal judge on February 23, 2018 and affirmed on appeal by the Federal Circuit on March 7, 2019. AgaMatrix sought attorneys' fees for this lawsuit, which the C.D. Cal. judge granted and entered on February 22, 2019. As of June 30, 2019, we have accrued an immaterial amount for those fees. The fee decision is currently on appeal to the Federal Circuit. On September 15, 2017, we filed a patent infringement lawsuit against AgaMatrix in the United States District Court for the District of Delaware, asserting certain single-point blood glucose monitoring products of AgaMatrix infringe two patents held by us. In addition, on September 18, 2017, we filed a Complaint against AgaMatrix in the International Trade Commission, referred to as the ITC, requesting that the ITC institute an investigation and issue an order excluding certain products of AgaMatrix from importation into or sale in the United States based on AgaMatrix’s infringement of the same two patents asserted in the Delaware litigation. The investigation was terminated by the ITC on April 4, 2019 with a finding of non-infringement. On May 31, 2019, we filed a Petition for Review with the United States Court of Appeals for the Federal Circuit appealing the ITC’s termination of the investigation and its finding of non-infringement. On September 14, 2018, AgaMatrix filed two petitions for inter partes review for each of the same two patents we asserted in the District of Delaware and the ITC. The PTAB denied AgaMatrix’s petitions.
Neither the outcome of these lawsuits nor the amount and range of potential loss associated with the lawsuits can be assessed at this time. Other than the attorneys’ fees described above, as of June 30, 2019 we have accrued no amounts for contingent losses associated with these suits.
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

7. Income Taxes
Our effective tax rates for the three and six months ended June 30, 2019 were negative rates of 12.9% and 4.2%, compared to negative rates of 2.0% and 7.1% for the same periods of 2018. The income tax expense in the current periods is foreign income tax in jurisdictions with current taxable income. No income tax benefit was recorded on losses in jurisdictions where valuation allowances are recorded against net deferred tax assets.
We maintain a full valuation allowance against our net deferred tax assets as of June 30, 2019 based on our assessment that it is not more likely than not these future benefits will be realized before expiration.

8. Stockholders’ Equity

Share-Based Compensation Expense
The following table summarizes share-based compensation expense, net of capitalized amounts, for the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018

Cost of sales	$2.4	$2.4	$4.7	$4.6
Research and development	9.2	8.2	17.7	16.7
Selling, general and administrative	18.1	15.0	32.3	28.9
Total share-based compensation expense included in net income (loss)	$29.7	$25.6	$54.7	$50.2

As of June 30, 2019, unrecognized estimated compensation costs related to unvested restricted stock units, or RSUs, and performance stock units, or PSUs, totaled $161.7 million and is expected to be recognized through 2022.
Restricted Stock Units
A summary of our RSU and PSU activity for the six months ended June 30, 2019 is as follows:

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
(In millions, except weighted average grant date fair values)	Shares	Fair Value	Value
Nonvested at December 31, 2018	2.7	$69.19	$319.0
Granted	0.6	141.76
Vested	(1.1)	66.81
Forfeited	(0.1)	82.19
Nonvested at June 30, 2019	2.1	$91.60	$320.5

The total vest date fair value of RSUs that vested during the six months ended June 30, 2019 was $149.2 million. No PSUs vested during that period.

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
Revenues by geographic region
During the three and six months ended June 30, 2019 and 2018, no country outside of the United States generated revenue that represented more than 10% of our total revenue.
The following tables set forth revenues disaggregated by our two primary geographical markets, United States and outside of the United States, based on the geographic location to which we deliver the Components:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(In millions)	Amount	% of Total	Amount	% of Total
Revenues:
United States	$266.3	79%	$189.6	78%
Outside of the United States	70.1	21%	52.9	22%
Total revenues	$336.4	100%	$242.5	100%

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(In millions)	Amount	% of Total	Amount	% of Total
Revenues:
United States	$476.8	77%	$335.0	78%
Outside of the United States	140.1	23%	91.9	22%
Total revenues	$616.9	100%	$426.9	100%

Revenues by customer sales channel
The following tables set forth revenues disaggregated by customer sales channel:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(In millions)	Amount	% of Total	Amount	% of Total
Revenues:
Distributor	$221.8	66%	$158.4	65%
Direct	114.6	34%	84.1	35%
Total revenues	$336.4	100%	$242.5	100%

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(In millions)	Amount	% of Total	Amount	% of Total
Revenues:
Distributor	$409.6	66%	$276.7	65%
Direct	207.3	34%	150.2	35%
Total revenues	$616.9	100%	$426.9	100%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We plan to develop future generations of technologies that are focused on improved performance and convenience and that will enable intelligent insulin administration. We also are exploring how to extend our offerings to other opportunities, including for people with Type 2 diabetes that are non-insulin using, people with pre-diabetes, people who are obese, people who are pregnant, and in the hospital setting. We will continue to develop a networked platform with open architecture, connectivity and transmitters capable of communicating with other devices and software systems. We also intend to expand our efforts to accumulate CGM patient data and metrics and apply predictive modeling and machine learning to generate interactive CGM insights that can inform patient behavior.
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
Our significant accounting policies are more fully described in Note 1 to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The accounting policies and estimates which are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There were no material changes to our critical accounting policies during the six months ended June 30, 2019.

Results of Operations
Financial Overview

	Three Months Ended June 30,		Q2 2019 - Q2 2018
(Dollars in millions, except per share amounts)	2019	2018	$ Change	% Change

Total revenues	$336.4	$242.5	$93.9	39%
Gross profit	206.5	153.6	52.9	34%
Gross profit as a percent of total revenues	61%	63%
Operating loss	(0.8)	(4.9)	4.1	(84)%
Net income (loss)	(10.5)	30.2	(40.7)	(135)%
Diluted net income (loss) per share	$(0.12)	$0.34	$(0.46)	(135)%

	Six Months Ended June 30,		YTD 2019 - YTD 2018
(Dollars in millions, except per share amounts)	2019	2018	$ Change	% Change

Total revenues	$616.9	$426.9	$190.0	45%
Gross profit	375.3	272.5	102.8	38%
Gross profit as a percent of total revenues	61%	64%
Operating loss	(15.2)	(35.6)	20.4	(57)%
Net income (loss)	(37.4)	6.0	(43.4)	(723)%
Diluted net income (loss) per share	$(0.41)	$0.07	$(0.48)	(686)%
Revenue, Cost of Sales and Gross Profit
We sell our durable CGM systems and disposable sensors through a direct sales force and through distribution arrangements. Most of our distributors stock our products and fulfill orders for our products from their inventory.
We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. We experience seasonality that is typical in our industry, with lower sales in the first quarter of each year compared to the fourth quarter of the previous year. This seasonal sales pattern relates to U.S. annual insurance deductible resets and unfunded flexible spending accounts.
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
Quarter Ended June 30, 2019 Compared to Quarter Ended June 30, 2018

	Three Months Ended June 30,		Q2 2019 - Q2 2018
(Dollars in millions)	2019	2018	$ Change	% Change

Total revenues	$336.4	$242.5	$93.9	39%
Cost of sales	129.9	88.9	41.0	46%
Gross profit	$206.5	$153.6	$52.9	34%
Gross profit as a percent of total revenue	61%	63%

Revenues. Total revenues increased $93.9 million or 39% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The 2019 revenue increase was primarily driven by increased sales volume of the Components due to the continued growth of our worldwide customer base, partially offset by pricing pressure due to the evolution of our channel strategy and product mix. Disposable sensor and other revenue comprised approximately 77% of total revenues and durable systems revenue comprised approximately 23% of total revenues for the three months ended June 30, 2019. Disposable sensor and other revenue comprised approximately 74% of total revenues and durable systems revenue comprised approximately 26% of total revenues for the three months ended June 30, 2018.
Cost of Sales. Cost of sales increased $41.0 million or 46% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to increased sales volume. The gross profit of $206.5 million or 61% of total revenues for the three months ended June 30, 2019 increased $52.9 million compared to $153.6 million or 63% of total revenues for the same period in 2018. The second quarter 2019 increase in gross profit dollars was driven primarily by increased revenues, partially offset by higher freight and warranty costs compared with the second quarter of 2018. The second quarter 2019 decrease in gross margin percentage is primarily a function of the evolution of our channel strategy and product mix as we launch new products and expand internationally. Our second quarter 2019 gross margin percentage was also impacted by investments to scale infrastructure as we drive significant production capacity expansion in 2019.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

	Six Months Ended June 30,		YTD 2019 - YTD 2018
(Dollars in millions)	2019	2018	$ Change	% Change

Total revenues	$616.9	$426.9	$190.0	45%
Cost of sales	241.6	154.4	87.2	56%
Gross profit	$375.3	$272.5	$102.8	38%
Gross profit as a percent of total revenue	61%	64%
Revenues. Total revenues increased $190.0 million or 45% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The 2019 revenue increase was primarily driven by increased sales volume of the Components due to the continued growth of our worldwide customer base, partially offset by pricing pressure due to the evolution of our channel strategy and product mix. Disposable sensor and other revenue comprised approximately 77% of total revenues and durable systems revenue comprised approximately 23% of total revenues for the six months ended June 30, 2019. Disposable sensor and other revenue comprised approximately 73% of total revenues and durable systems revenue comprised approximately 27% of total revenues for the six months ended June 30, 2018.
Cost of Sales. Cost of sales increased $87.2 million or 56% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to increased sales volume. The gross profit of $375.3 million or 61% of total revenues for the six months ended June 30, 2019 increased $102.8 million compared to $272.5 million or 64% of total revenues for the same period in 2018. The year-to-date 2019 increase in gross profit dollars was driven primarily by increased revenues, partially offset by higher freight and warranty costs compared with the same period of 2018. The year-to-date 2019 decrease in gross margin percentage is primarily a function of the evolution of our channel strategy and product mix as we launch new products and expand internationally. Our year-to-date 2019 gross margin percentage was also impacted by investments to scale infrastructure as we drive significant production capacity expansion in 2019.
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

On February 21, 2019, we announced a restructuring plan that will result in the transition of certain of our operations to the Philippines. The restructuring plan is designed to reduce operating expenses in order to improve cost competitiveness, enable strategic flexibility, and increase the scalability of certain business functions. We expect the restructuring plan to impact approximately 350 full time employees, or approximately 13% of our total full time workforce as of December 31, 2018. We estimate that we will incur pre-tax charges and costs of approximately $9.0 million, primarily for employee severance benefits under both ongoing and one-time benefit arrangements. We expect to incur these costs throughout 2019 but primarily in the first half of 2019, and we expect the restructuring activities to be substantially complete by the end of 2019.
Quarter Ended June 30, 2019 Compared to Quarter Ended June 30, 2018

	Three Months Ended June 30,		Q2 2019 - Q2 2018
(Dollars in millions)	2019	2018	$ Change	% Change

Research and development	$69.0	$47.2	$21.8	46%
as a % of total revenue	21%	19%
Selling, general and administrative	138.3	111.3	27.0	24%
as a % of total revenue	41%	46%
Total operating expenses	$207.3	$158.5	$48.8	31%
as a % of total revenue	62%	65%
Research and Development. Research and development expense increased $21.8 million or 46% for the three months ended June 30, 2019 compared to the same period of 2018. The increase was primarily due to $8.8 million in additional salaries, bonus, and payroll-related costs, a $3.2 million milestone payment under our collaborative research and development agreement with Verily Life Sciences, and $2.1 million in additional facilities costs.
Selling, General and Administrative. Selling, general and administrative expense increased $27.0 million or 24% for the three months ended June 30, 2019 compared to the same period of 2018. The increase was primarily due to higher sales-related costs that were driven by increased headcount and marketing costs to support revenue growth and the continued commercialization of our products in both the United States and Europe. Significant elements of the increase in selling, general, and administrative expenses included $5.2 million in additional salaries, bonus and payroll-related costs, $4.7 million in higher sales commissions, $3.3 million in restructuring charges, $3.1 million in higher share-based compensation expense, and $2.7 million in additional consulting fees.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

	Six Months Ended June 30,		YTD 2019 - YTD 2018
(Dollars in millions)	2019	2018	$ Change	% Change

Research and development	$128.0	$92.0	$36.0	39%
as a % of total revenue	21%	22%
Selling, general and administrative	262.5	216.1	46.4	21%
as a % of total revenue	43%	51%
Total operating expenses	$390.5	$308.1	$82.4	27%
as a % of total revenue	63%	72%
Research and Development. Research and development expense increased $36.0 million or 39% for the six months ended June 30, 2019 compared to the same period of 2018. The increase was primarily due to $18.1 million in additional salaries, bonus, and payroll-related costs, $3.3 million in additional facilities costs, and a $3.2 million milestone payment under our collaborative research and development agreement with Verily Life Sciences.
Selling, General and Administrative. Selling, general and administrative expense increased $46.4 million or 21% for the six months ended June 30, 2019 compared to the same period of 2018. The increase was primarily due to higher sales-related costs that were driven by increased headcount and marketing costs to support revenue growth and the continued

commercialization of our products in both the United States and Europe. Significant elements of the increase in selling, general, and administrative expenses included $12.5 million in additional salaries, bonus and payroll-related costs, $6.5 million in restructuring charges, $5.2 million in higher sales commissions, $5.2 million in additional consulting fees, and $3.3 million in higher share-based compensation expense.
Non-Operating Income and Expenses
Interest Expense
Interest expense is related to our 2022 Notes and 2023 Notes and to commitment fees for unused balances on our revolving Credit Agreement.
Interest expense increased $10.2 million to $15.0 million for the three months ended June 30, 2019 compared to $4.8 million for the three months ended June 30, 2018. The increase was primarily due to an additional $10.0 million of interest expense for the 2023 Notes, which were issued in November 2018.
Interest expense increased $20.3 million to $29.9 million for the six months ended June 30, 2019 compared to $9.6 million for the six months ended June 30, 2018. The increase was primarily due to an additional $19.9 million of interest expense for the 2023 Notes, which were issued in November 2018.
Income (Loss) from Equity Investments
Loss from equity investments of $4.2 million for the six months ended June 30, 2019 and income from equity investments of $42.7 million and $50.1 million for the three and six months ended June 30, 2018, respectively, consists solely of realized and unrealized gains and losses on our equity investment in Tandem Diabetes Care, Inc. We sold all of our remaining equity investment in Tandem during the first quarter of 2019.
Interest and Other Income (Expense), Net
Interest income is related to our marketable debt securities portfolio. Interest income was $6.8 million and $14.1 million for the three and six months ended June 30, 2019, respectively, compared to $2.2 million and $3.7 million for the three and six months ended June 30, 2018, respectively. Average invested balances and average interest rates both increased during 2019 compared to 2018.
Other income (expense) for the three and six months ended June 30, 2019 and 2018 consists primarily of foreign currency transaction gains and losses due the effects of foreign currency fluctuations.
Income Tax Expense (Benefit)
We recorded income tax expense of $1.2 million and income tax benefit of $0.6 million on a pre-tax loss of $9.3 million and pre-tax income of $29.6 million for the three months ended June 30, 2019 and June 30, 2018, respectively. We recorded income tax expense of $1.5 million and income tax benefit of $0.4 million on a pre-tax loss of $35.9 million and pre-tax income of $5.6 million for the six months ended June 30, 2019 and June 30, 2018, respectively. The income tax expense in the current periods is foreign income tax in jurisdictions with current taxable income. The income tax benefits in the prior periods are primarily attributable to a refund of foreign withholding tax, partially offset by state and foreign income tax expense. No income tax benefit was recorded on losses in jurisdictions where valuation allowances are recorded against net deferred tax assets.
We maintain a full valuation allowance against our net deferred tax assets as of June 30, 2019 based on our assessment that it is not more likely than not these future benefits will be realized before expiration. We analyze our ability to realize our deferred tax assets quarterly, weighing all available positive and negative evidence of future taxable income. A release of some or all of our valuation allowance will result in a material income tax benefit in our financial statements.

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
Our cash, cash equivalents and short-term marketable securities totaled $1.378 billion as of June 30, 2019. None of those funds were restricted and approximately 98% of those funds were located in the U.S. We intend to reinvest a substantial portion of our foreign earnings in those businesses, and we currently do not anticipate that we will need funds generated by foreign operations to fund our domestic operations.
Our cash, cash equivalents and short-term marketable securities as of June 30, 2019 decreased by $8.1 million from December 31, 2018 due to the factors described in “Cash Flows” below. We believe that our cash, cash equivalents, and marketable securities balances, projected cash contributions from our commercial operations, and our $200.0 million revolving line of credit, of which $195.6 million remains available, will be sufficient to meet our anticipated seasonal working capital needs, capital expenditure requirements, contractual obligations, commitments, debt service requirements, and other liquidity requirements associated with our operations for at least the next 12 months.

Revolving Credit Agreement
In December 2018, we entered into a five-year $200.0 million revolving Credit Agreement, including a sub-facility of up to $10.0 million for letters of credit. Subject to customary conditions and the approval of any lender whose commitment would be increased, we have the option to increase the maximum principal amount available under the Credit Agreement by up to an additional $300.0 million, resulting in a maximum available principal amount of $500.0 million. However, at this time none of the lenders have committed to provide any such increase in their commitments. Revolving loans under the Credit Agreement will be available for general corporate purposes, including working capital and capital expenditures. As of June 30, 2019, we had no outstanding borrowings, $4.4 million in outstanding letters of credit, and a total available balance of $195.6 million under the Credit Agreement. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
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
See Note 5 to the financial statements in Part I, Item 1 of this Quarterly Report for more information about the 2022 Notes, the 2023 Notes, the 2023 Note Hedge, and the 2023 Warrants.

Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated. See the financial statements in Part I, Item 1 of this Quarterly Report for complete statements of cash flows for these periods.

	Six Months Ended June 30,
(In millions)	2019	2018	Change
Net cash provided by operating activities	$76.3	$32.7	$43.6
Net cash used in investing activities	(508.1)	(175.3)	(332.8)
Net cash provided by financing activities	4.8	3.4	1.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	(1.8)	1.5
Decrease in cash, cash equivalents and restricted cash	$(427.3)	$(141.0)	$(286.3)
As of June 30, 2019, we had $1.378 billion in cash, cash equivalents and short-term marketable securities, which is a decrease of $8.1 million compared to $1.386 billion as of December 31, 2018. The primary cash flows during the six months ended June 30, 2019 are described below.

Operating Cash Flows
Net cash provided by operating activities during the six months ended June 30, 2019 was comprised of a net loss of $37.4 million offset by net changes in working capital balances of $10.7 million and $103.0 million of net non-cash expenses. Net non-cash expenses were primarily related to share-based compensation, non-cash interest expense for our senior convertible notes, depreciation and amortization, and a loss on the sale of our remaining equity investment in Tandem Diabetes Care, Inc.
Net cash provided by operating activities during the six months ended June 30, 2018 was comprised of net income of $6.0 million, net changes in working capital balances of $1.7 million, and $25.0 million of net non-cash expenses. Net non-cash expenses were primarily related to share-based compensation, depreciation and amortization, non-cash interest expense for our senior convertible notes, and income on our equity investment in Tandem Diabetes Care, Inc.
Investing Cash Flows
Net cash used in investing activities during the six months ended June 30, 2019 was primarily comprised of $421.9 million for net purchases of marketable securities and $86.2 million for capital expenditures.
Net cash used in investing activities during the six months ended June 30, 2018 was primarily comprised of $149.7 million for net purchases of marketable securities and $25.6 million for capital expenditures.
Financing Cash Flows
Net cash provided by financing activities during the six months ended June 30, 2019 was primarily comprised of $5.1 million from the issuance of common stock under our employee stock plans.
Net cash provided by financing activities during the six months ended June 30, 2018 was primarily comprised of $5.2 million from the issuance of common stock under our employee stock plans.

Contractual Obligations
We presented our contractual obligations as of December 31, 2018 in our Annual Report on Form 10-K for the year then ended. There were no significant changes to our contractual obligations during the six months ended June 30, 2019.
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

Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
Market Price Sensitive Instruments
In order to reduce potential equity dilution, in connection with the issuance of the 2023 Notes, we entered into the 2023 Hedge which entitles us to purchase shares of our common stock. Upon conversion of the 2023 Notes, the 2023 Hedge is expected to reduce the equity dilution if the daily volume-weighted average price per share of our common stock exceeds the strike price of the hedge. We also entered into warrant transactions with the counterparties of the 2023 Hedge entitling them to acquire shares of our common stock. The warrant transactions could have a dilutive effect on our earnings per share to the extent that the average price of our common stock during a given quarterly or annual measurement period exceeds the strike price of the warrants. See Note 5 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
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
We record exchange rate fluctuations resulting from the translation of the short-term intercompany balances between domestic entities and our foreign subsidiaries as foreign currency transaction gains or losses and include them in interest and other income (expense), net in our statement of operations. From time to time we enter into foreign currency forward contracts for certain intercompany balances in order to partially offset the impact from fluctuation of the foreign currency rates. We record derivative instruments in other current assets or other current liabilities in our balance sheets consistent with the nature of the instrument at period end. As of June 30, 2019, we had no outstanding currency hedging transactions.
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
We have also filed several lawsuits against AgaMatrix. We filed a patent infringement lawsuit against Agamatrix in the United States District Court for the Central District of California, or C.D. Cal., in which a Final Judgment of non-infringement was entered by the C.D. Cal judge on February 23, 2018 and affirmed on appeal by the Federal Circuit on March 7, 2019. AgaMatrix sought attorneys' fees for this lawsuit, which the C.D. Cal. judge granted and entered on February 22, 2019. As of June 30, 2019, we have accrued an immaterial amount for those fees. The fee decision is currently on appeal to the Federal Circuit. On September 15, 2017, we filed a patent infringement lawsuit against AgaMatrix in the United States District Court for the District of Delaware, asserting certain single-point blood glucose monitoring products of AgaMatrix infringe two patents held by us. In addition, on September 18, 2017, we filed a Complaint against AgaMatrix in the International Trade Commission, referred to as the ITC, requesting that the ITC institute an investigation and issue an order excluding certain products of AgaMatrix from importation into or sale in the United States based on AgaMatrix’s infringement of the same two patents asserted in the Delaware litigation. The investigation was terminated by the ITC on April 4, 2019 with a finding of non-infringement. On May 31, 2019, we filed a Petition for Review with the United States Court of Appeals for the Federal Circuit appealing the ITC’s termination of the investigation and its finding of non-infringement. On September 14, 2018, AgaMatrix filed two petitions for inter partes review for each of the same two patents we asserted in the District of Delaware and the ITC. The PTAB denied AgaMatrix’s petitions.
Neither the outcome of these lawsuits nor the amount and range of potential loss associated with the lawsuits can be assessed at this time. Other than the attorneys’ fees described above, as of June 30, 2019 we have accrued no amounts for contingent losses associate with these suits.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following exhibits are filed as a part of this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

10.01	Amended and Restated 2015 Equity Incentive Plan, as amended	8-K	000-51222	June 4, 2019	10.01

10.02	Executive Deferred Compensation Plan	8-K	000-51222	June 4, 2019	10.02

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

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

DEXCOM, INC. (Registrant)

Dated:	July 31, 2019	By:	/s/ KEVIN R. SAYER
Kevin R. Sayer, Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Dated:	July 31, 2019	By:	/s/ QUENTIN S. BLACKFORD
Quentin S. Blackford, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)