Form 10-Q
period 2019-09-30
DEXCOM INC
filed 2019-11-06
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
(Former Name, Former Address, and Former Fiscal Year, if changed from last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value Per Share	DXCM	Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2019, there were 91,528,588 shares of the Registrant’s common stock outstanding.

DexCom, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DexCom, Inc.
Consolidated Balance Sheets
(In millions, except par value and share data)

	September 30, 2019	December 31, 2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$395.6	$1,137.0
Short-term marketable securities	1,034.3	248.6
Accounts receivable, net	234.9	226.7
Inventory	120.4	70.7
Prepaid and other current assets	30.5	16.5
Total current assets	1,815.7	1,699.5
Property and equipment, net	301.0	183.1
Operating lease right-of-use assets	34.6	—
Goodwill	18.4	18.7
Other assets	16.0	14.7
Total assets	$2,185.7	$1,916.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$232.4	$147.1
Accrued payroll and related expenses	70.9	72.4
Operating lease liabilities, current portion	14.8	—
Deferred revenue	4.3	2.9
Total current liabilities	322.4	222.4
Long-term senior convertible notes	1,047.1	1,010.3
Operating lease liabilities, net of current portion	34.3	—
Other long-term liabilities	17.6	20.0
Total liabilities	1,421.4	1,252.7
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 million shares authorized; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 200.0 million shares authorized; 92.3 million and 91.5 million shares issued and outstanding, respectively, at September 30, 2019; and 91.1 million and 90.0 million shares issued and outstanding, respectively, at December 31, 2018	0.1	0.1
Additional paid-in capital	1,651.6	1,560.6
Accumulated other comprehensive income	1.0	1.5
Accumulated deficit	(788.4)	(798.9)
Treasury stock, at cost; 0.8 million shares at September 30, 2019 and December 31, 2018	(100.0)	(100.0)
Total stockholders’ equity	764.3	663.3
Total liabilities and stockholders’ equity	$2,185.7	$1,916.0
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues	$396.3	$266.7	$1,013.2	$693.6
Cost of sales	149.4	98.1	391.0	252.5
Gross profit	246.9	168.6	622.2	441.1
Operating expenses:
Research and development	66.7	50.1	194.7	142.1
Selling, general and administrative	124.2	104.6	386.7	320.7
Total operating expenses	190.9	154.7	581.4	462.8
Operating income (loss)	56.0	13.9	40.8	(21.7)
Interest expense	(15.1)	(4.9)	(45.0)	(14.5)
Income (loss) from equity investments	—	34.9	(4.2)	85.0
Interest and other income, net	4.9	0.9	18.3	1.6
Income before income taxes	45.8	44.8	9.9	50.4
Income tax expense (benefit)	—	(1.8)	1.5	(2.2)
Net income	$45.8	$46.6	$8.4	$52.6

Basic net income per share	$0.50	$0.53	$0.09	$0.60
Shares used to compute basic net income per share	91.3	88.5	90.9	88.0
Diluted net income per share	$0.50	$0.52	$0.09	$0.59
Shares used to compute diluted net income per share	92.5	90.3	92.2	89.3
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$45.8	$46.6	$8.4	$52.6
Other comprehensive income (loss), net of income taxes:
Foreign currency translation gain (loss)	(0.9)	0.9	(1.0)	2.2
Unrealized income (loss) on marketable debt securities	(0.1)	0.1	0.5	0.1
Total other comprehensive income (loss), net	(1.0)	1.0	(0.5)	2.3
Comprehensive income	$44.8	$47.6	$7.9	$54.9

See accompanying notes

DexCom, Inc.

Consolidated Statements of Stockholders’ Equity
For the Three Months Ended September 30, 2019 and 2018
(In millions)
(Unaudited)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2019	91.2	$0.1	$1,620.4	$2.0	$(834.2)	$(100.0)	$688.3
Issuance of common stock under equity incentive plans	0.2	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	6.8	—	—	—	6.8
Share-based compensation expense	—	—	24.4	—	—	—	24.4
Net income		—	—	—	45.8	—	45.8
Other comprehensive loss	—	—	—	(1.0)	—	—	(1.0)
Balance at September 30, 2019	91.5	$0.1	$1,651.6	$1.0	$(788.4)	$(100.0)	$764.3

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2018	88.4	$0.1	$1,149.1	$(1.3)	$(665.8)	$—	$482.1
Issuance of common stock under equity incentive plans	0.3	—	0.6	—	—	—	0.6
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	4.8	—	—	—	4.8
Share-based compensation expense	—	—	27.1	—	—	—	27.1
Net income	—	—	—	—	46.6	—	46.6
Other comprehensive income	—	—	—	1.0	—	—	1.0
Balance at September 30, 2018	88.8	$0.1	$1,181.6	$(0.3)	$(619.2)	$—	$562.2

See accompanying notes

DexCom, Inc.

Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2019 and 2018
(In millions)
(Unaudited)

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	90.0	$0.1	$1,560.6	$1.5	$(798.9)	$(100.0)	$663.3
Cumulative-effect adjustment from adoption of new lease accounting standard (Note 2)	—	—	—	—	2.1	—	2.1
Issuance of common stock under equity incentive plans	1.3	—	0.3	—	—	—	0.3
Issuance of common stock for Employee Stock Purchase Plan	0.2	—	11.6	—	—	—	11.6
Share-based compensation expense	—	—	79.1	—	—	—	79.1
Net income	—	—	—	—	8.4	—	8.4
Other comprehensive loss	—	—	—	(0.5)	—	—	(0.5)
Balance at September 30, 2019	91.5	$0.1	$1,651.6	$1.0	$(788.4)	$(100.0)	$764.3

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	87.0	$0.1	$1,093.7	$(2.6)	$(671.8)	$—	$419.4
Issuance of common stock under equity incentive plans	1.6	—	1.7	—	—	—	1.7
Issuance of common stock for Employee Stock Purchase Plan	0.2	—	8.9	—	—	—	8.9
Share-based compensation expense	—	—	77.3	—	—	—	77.3
Net income	—	—	—	—	52.6	—	52.6
Other comprehensive income	—	—	—	2.3	—	—	2.3
Balance at September 30, 2018	88.8	$0.1	$1,181.6	$(0.3)	$(619.2)	$—	$562.2

See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$8.4	$52.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	34.4	20.5
Share-based compensation	79.1	77.3
Non-cash interest expense	37.0	11.3
Unrealized (gain) loss on equity investment	—	(40.8)
Realized (gain) loss on equity investment	4.2	(44.2)
Other non-cash income and expenses	0.6	5.1
Changes in operating assets and liabilities:
Accounts receivable, net	(9.2)	(36.2)
Inventory	(49.7)	(10.0)
Prepaid and other assets	(2.6)	(3.4)
Accounts payable and accrued liabilities	78.2	50.2
Accrued payroll and related expenses	(1.2)	6.2
Deferred revenue and other liabilities	(8.4)	0.9
Net cash provided by operating activities	170.8	89.5
Cash flows from investing activities:
Purchases of marketable securities	(1,556.8)	(340.0)
Proceeds from sale and maturity of marketable securities	773.0	231.0
Purchases of other equity investments	(1.2)	(1.0)
Purchases of property and equipment	(135.9)	(49.4)
Acquisitions, net of cash acquired	—	(11.3)
Net cash used in investing activities	(920.9)	(170.7)
Cash flows from financing activities:
Net proceeds from issuance of common stock	11.9	10.6
Payments on acquisition related contingent consideration liability	(0.7)	(1.8)
Other financing activities	(0.4)	—
Net cash provided by financing activities	10.8	8.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.7)	(1.4)
Decrease in cash, cash equivalents and restricted cash	(741.0)	(73.8)
Cash, cash equivalents and restricted cash, beginning of period	1,137.1	441.5
Cash, cash equivalents and restricted cash, end of period	$396.1	$367.7

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$395.6	$367.4
Restricted cash	0.5	0.3
Total cash, cash equivalents and restricted cash	$396.1	$367.7

Supplemental disclosure of non-cash investing and financing transactions:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$22.3	$3.0
Right-of-use assets obtained in exchange for lease liabilities	$57.2	$—
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
Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. We experience seasonality that is typical in our industry, with lower sales in the first quarter of each year compared to the fourth quarter of the previous year.
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

Three of our customers are significant. The following table sets forth the percentage of total revenues that the revenues of these customers represented for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Distributor A	17%	15%	16%	15%
Distributor B	11%	*	12%	13%
Distributor C	12%	*	10%	*
* less than 10%

The following table sets forth the percentage of accounts receivable that is attributable to our significant customers for the periods shown:

	September 30, 2019	December 31, 2018
Distributor A	20%	19%
Distributor B	11%	15%
Distributor C	13%	*
* less than 10%

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

Contracts and performance obligations
We consider customer purchase orders, which in most cases are governed by agreements with distributors or third-party payors, to be contracts with a customer. For each contract, we consider the obligation to transfer the Components to the customer, each of which are distinct, to be separate performance obligations. The Components are individually priced and can be purchased separately or bundled in a contract. We also provide free-of-charge software, mobile applications and updates for our DexCom Share® remote monitoring system. The standalone selling prices of our mobile applications and updates are based on an expected cost plus a margin approach.
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
In cases where our free-of-charge software, mobile applications and updates are deemed to be separate performance obligations, revenue is recognized over time on a ratable basis over the estimated life of the durable systems.
Our sales of the durable systems include an assurance-type warranty which is accounted for based on the cost accrual method recognized as expense when the products are sold and is not considered a separate performance obligation.
See Note 9, “Business Segment and Geographic Information,” for revenues disaggregated by geographic region and by sales channel.
Contract balances
The timing of revenue recognition, billing and cash collections results in the recording of trade receivables and deferred revenue in our consolidated balance sheets. We recognize a receivable in the period in which our right to the consideration is unconditional. We generally do not have contracts or performance obligations with a term of more than one year.
Payment terms vary by contract type and type of customer and generally range from 30 to 90 days.
Accounts receivable as of September 30, 2019 and December 31, 2018 included unbilled accounts receivable of $5.2 million and $5.1 million, respectively. Unbilled accounts receivable consist of revenue recognized for Components we have delivered but not yet invoiced to customers. We expect to invoice and collect all unbilled accounts receivable within twelve months.
Most of our deferred revenue as of September 30, 2019 is associated with certain of our free-of-charge software and mobile applications and will be recognized over the next twelve months. The table below shows revenue that we recognized as a result of changes in the contract liability balances in the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$2.9	$5.0	$2.6	$1.9

Deferred cost of sales
Deferred cost of sales are associated with sales for which revenue recognition criteria are not met but product has shipped and released from inventory. These costs are recognized in cost of sales when the associated revenue is recognized. Deferred cost of sales are included in prepaid and other current assets in our consolidated balance sheets.

Incentive compensation costs
We generally expense incentive compensation associated with our internal sales force when incurred because the amortization period for such costs, if capitalized, would have been one year or less. We record these costs in selling, general and administrative expense in our consolidated statement of operations.
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
Net Income Per Share
Basic net income per share attributable to common stockholders is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, potential common share equivalents.
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
The following table sets forth the computation of basic and diluted net income per share for the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net income	$45.8	$46.6	$8.4	$52.6

Net income per common share:
Basic	$0.50	$0.53	$0.09	$0.60
Diluted	$0.50	$0.52	$0.09	$0.59

Basic weighted average shares outstanding	91.3	88.5	90.9	88.0
Effect of potentially dilutive stock options	—	0.2	—	0.2
Effect of potentially dilutive restricted stock units	1.2	1.6	1.3	1.1
Diluted weighted average shares outstanding	92.5	90.3	92.2	89.3

Outstanding anti-dilutive securities not included in the diluted net income per share attributable to common stockholders calculations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Unvested restricted stock units	—	—	0.3	0.3
Senior convertible notes due 2022	4.0	4.0	4.0	4.0
Senior convertible notes due 2023	5.2	—	5.2	—
2023 Warrants	5.2	—	5.2	—
Total	14.4	4.0	14.7	4.3

Recent Accounting Guidance
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires a lessee to recognize most leases on the consolidated balance sheet as lease liabilities with corresponding right-of-use assets. We adopted ASU 2016-02 utilizing the modified retrospective transition method at the beginning of the first quarter of 2019. See Note 2, “Leases,” for more information on the impact of our adoption of ASU 2016-02 and related disclosures.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods, and early adoption is permitted. We expect to adopt the standard on its effective date in the first quarter of 2020. We believe the adoption will modify the way we analyze financial instruments, but currently do not expect the adoption to have a material financial impact on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact that this guidance will have on our financial statements.
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
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other – Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU

2018-15). This new guidance requires a customer in a cloud computing arrangement to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU 2018-15 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. Application of this guidance can be applied either prospectively or retrospectively. We are currently evaluating the impact that this guidance will have on our financial statements.

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
In addition, as a result of our adoption of ASC 842 we recorded operating lease right-of-use assets of $26.7 million, finance lease right-of-use assets of $15.3 million, operating lease liabilities of $40.4 million and finance lease liabilities of $15.9 million in our consolidated balance sheets at the beginning of the first quarter of 2019, with no material impact to our consolidated statement of operations.
Operating lease right-of-use assets and liabilities are presented separately in our consolidated balance sheets. Finance lease right-of-use assets are included in property and equipment and finance lease liabilities are included in accounts payable and accrued liabilities and in other long-term liabilities in our consolidated balance sheets.
Information About Our Leases
Our corporate headquarters are located in San Diego, California. Our manufacturing facilities are located in San Diego, California and Mesa, Arizona. We lease approximately 219,000 square feet of space in San Diego under leases that expire in February and March 2022. We have the option to renew each of these leases for two additional five-year terms. In San Diego we also lease approximately 87,000 square feet of space under a lease that expires in February 2022 with no renewal options and approximately 132,600 square feet of space under a sublease that expires in January 2022. We lease approximately 148,800 square feet of space in Mesa, Arizona under a lease that expires in March 2028. We have the option to renew this lease for four additional five-year terms. We have also entered into other domestic and international operating lease agreements, primarily for office and warehouse space, that expire at various times through September 2029.
The components of lease expense for the three and nine months ended September 30, 2019 were as follows:

(In millions)	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Finance lease cost:
Amortization of right-of-use assets	$0.3	$0.8
Interest on lease liabilities	0.2	0.6
Operating lease cost	2.8	8.4
Short-term lease cost	1.3	3.3
Variable lease cost(1)	1.0	3.0
Total lease cost	$5.6	$16.1
(1) Variable lease costs are primarily related to common area maintenance charges and property taxes.

Other information related to leases was as shown in the table below. All figures include the leases recorded at the beginning of the first quarter of 2019 as a result of our adoption of ASC 842.

(Dollars in millions)	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4.0	$10.0
Operating cash flows from finance leases	$0.2	$0.6
Financing cash flows from finance leases	$0.1	$0.4
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1.4	$41.7
Finance leases	$—	$15.5
Weighted average remaining lease term in years:
Operating leases	3.8	3.8
Finance leases	13.5	13.5
Weighted average discount rate:
Operating leases	5.0%	5.0%
Finance leases	5.0%	5.0%
Amortization of operating lease right-of-use asset included in cash flows from operating activities in the Consolidated Statements of Cash Flows was $2.7 million and $6.7 million for the three and nine months ended September 30, 2019, respectively.
Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as shown in the table below.

(In millions)	Operating Leases	Finance Leases
Remaining 2019	$4.1	$0.3
2020	16.9	1.3
2021	17.1	1.3
2022	6.3	1.4
2023	4.4	1.4
Thereafter	5.4	15.3
Total future lease cost	54.2	21.0
Less: Amount representing interest	(4.9)	(5.9)
Present value of future payments	49.3	15.1
Less: Short-term leases not recorded as a liability	(0.2)	—
Revised present value of future lease payments	49.1	15.1
Less: Current portion	(14.8)	(0.6)
Long-term portion	$34.3	$14.5

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
The following table summarizes financial assets that we measured at fair value on a recurring basis as of September 30, 2019, classified in accordance with the fair value hierarchy. We sold the equity investment in Tandem Diabetes Care, Inc. that we held as of December 31, 2018 during the first quarter of 2019.

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$256.9	$45.0	$—	$301.9

Debt securities, available for sale:
U.S. government agencies	—	699.0	—	699.0
Commercial paper	—	277.9	—	277.9
Corporate debt	—	57.4	—	57.4
Total debt securities, available for sale	—	1,034.3	—	1,034.3

Total assets measured at fair value on a recurring basis	$256.9	$1,079.3	$—	$1,336.2
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

There were no transfers between Level 1 and Level 2 securities during the three and nine months ended September 30, 2019 and 2018. There were no transfers into or out of Level 3 securities during the three and nine months ended September 30, 2019 and 2018.
We hold certain other investments that we do not measure at fair value on a recurring basis. The carrying values of these investments are not significant and we include them in other assets in our consolidated balance sheets. It is impracticable for us to estimate the fair value of these investments on a recurring basis due to the fact that these entities are privately held and limited information is available. We monitor the information that becomes available from time to time and adjust the carrying values of these investments if there are identified events or changes in circumstances that have a significant adverse effect on the fair values.
Fair Value of Senior Convertible Notes
The fair value, based on trading prices (Level 1), of our Senior Convertible Notes were as follows as of the dates indicated.

	Fair Value Measurements Using Level 1
(In millions)	September 30, 2019	December 31, 2018
0.75% Senior Convertible Notes due 2022	$635.6	$540.2
0.75% Senior Convertible Notes due 2023	996.5	859.6
Total fair value of outstanding senior convertible notes	$1,632.1	$1,399.8

For more information on the carrying values and fair values of our 2022 Notes and 2023 Notes, see Note 5, “Debt.”
Foreign Currency and Derivative Financial Instruments
From time to time we engage in limited hedging transactions to reduce foreign currency risks on certain intercompany balances. The fair values of these derivatives are based on quoted market prices, which are Level 1 inputs. As of September 30, 2019, we had no outstanding currency hedging transactions.
4. Balance Sheet Details
Short-Term Marketable Securities
Short-term marketable securities, consisting of equity securities and debt securities, were as follows as of the dates indicated.

	September 30, 2019
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available for sale:
U.S. government agencies	$698.6	$0.4	$—	$699.0
Commercial paper	277.9	0.1	(0.1)	277.9
Corporate debt	57.4	—	—	57.4
Total debt securities, available for sale	1,033.9	0.5	(0.1)	1,034.3

Total marketable securities	$1,033.9	$0.5	$(0.1)	$1,034.3

	December 31, 2018
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Equity investment in Tandem Diabetes Care, Inc.	$2.0	$36.0	$—	$38.0

Debt securities, available for sale:
U.S. government agencies	173.2	—	(0.1)	173.1
Commercial paper	36.2	—	—	36.2
Corporate debt	1.3	—	—	1.3
Total debt securities, available for sale	210.7	—	(0.1)	210.6

Total marketable securities	$212.7	$36.0	$(0.1)	$248.6

The following table reconciles the net gain recognized on equity securities during the three and nine months ended September 30, 2019 and 2018 to the unrealized gain recognized during the periods on equity securities still held at the reporting date. We sold the equity investment in Tandem Diabetes Care, Inc. that we held as of December 31, 2018 during the first quarter of 2019 and did not have any outstanding equity securities as of September 30, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net gains and losses recognized during the period on equity securities	$—	$34.9	$(4.2)	$85.0
Less: Net gains and losses recognized during the period on equity securities sold during the period	—	(14.1)	4.2	(44.2)
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$—	$20.8	$—	$40.8

As of September 30, 2019 and December 31, 2018, all of our debt securities had contractual maturities of less than 12 months. Gross realized gains and losses on sales of our debt securities during the three and nine months ended September 30, 2019 and 2018 were not significant.
We periodically review our portfolio of debt securities to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at September 30, 2019 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at that date were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.
Inventory

(In millions)	September 30, 2019	December 31, 2018
Raw materials	$57.9	$30.8
Work-in-process	8.2	11.2
Finished goods	54.3	28.7
Total inventory	$120.4	$70.7

During the three and nine months ended September 30, 2019 we recorded excess and obsolete inventory charges of $6.8 million and $10.1 million, respectively, in cost of sales as a result of our ongoing assessment of sales demand and inventory on hand for each product line. During the three and nine months ended September 30, 2018 we recorded excess and obsolete inventory charges of $0.6 million and $6.1 million, respectively, in cost of sales primarily as a result of the approval and launch of our G6 system and our ongoing assessment of sales demand and inventory on hand for each product line.
Property and Equipment

(In millions)	September 30, 2019	December 31, 2018
Building and land	$15.5	$6.0
Furniture and fixtures	12.2	9.0
Computer software and hardware	32.8	29.2
Machinery and equipment	97.5	80.7
Leasehold improvements	96.6	80.7
Construction in progress	148.0	57.3
Total cost	402.6	262.9
Less accumulated depreciation and amortization	(101.6)	(79.8)
Total property and equipment, net	$301.0	$183.1

Building and Land. Although we do not legally own these premises, under previous lease accounting standards we were deemed the owner of the construction project during the construction period of our manufacturing facility in Mesa, Arizona under a build-to-suit lease arrangement. As a result of our adoption of ASC 842, we de-recognized the estimated fair value of the building shell that was included in “building and land” in our consolidated balance sheets as of December 31, 2018 and the related lease liability and recorded the difference between the asset and liability as an adjustment to retained earnings at the beginning of the first quarter of 2019. The September 30, 2019 balance in “building and land” represents our finance lease right-of-use assets as a result of our adoption of ASC 842.

Construction in Progress. The increase in construction in progress as of September 30, 2019 compared to December 31, 2018 is primarily due to continued investment in the expansion and automation of our production capabilities.
Accounts Payable and Accrued Liabilities

(In millions)	September 30, 2019	December 31, 2018
Accounts payable trade	$101.4	$75.5
Accrued tax, audit, and legal fees	20.3	11.7
Accrued rebates	74.6	36.1
Accrued warranty	7.5	6.8
Restructuring reserve	0.7	—
Other accrued liabilities	27.9	17.0
Total accounts payable and accrued liabilities	$232.4	$147.1

Accrued Rebates. The increase in the balance of accrued rebates as of September 30, 2019 compared with December 31, 2018 is due to increased sales volume in the pharmacy channel and to a lesser extent liabilities pending the outcome of ongoing discussions regarding the terms of one of our rebate agreements.
Restructuring Reserve. In February 2019, our Board of Directors approved a restructuring plan that will result in the transition of certain of our operations to the Philippines. We estimate that we will incur total pre-tax charges and costs of approximately $8.0 million, primarily for employee severance benefits under both ongoing and one-time benefit arrangements. We have incurred most of these costs in the first half of 2019 and expect the restructuring activities to be substantially complete by the end of 2019.
Other Long-Term Liabilities

(In millions)	September 30, 2019	December 31, 2018
Finance lease liabilities	$14.5	$7.3
Deferred rent	—	9.4
Other liabilities	3.1	3.3
Total other long-term liabilities	$17.6	$20.0

Our adoption of ASC 842 during the first quarter of 2019 affected the balances of finance lease liabilities and deferred rent. See Note 2, “Leases,” for more information.

5. Debt
Senior Convertible Notes
The following table shows the net carrying values, fair values, and if-converted values in excess of principal amounts for each of our senior convertible notes.

(In millions)	September 30, 2019	December 31, 2018
0.75% Senior Convertible Notes due 2022:
Principal amount	$400.0	$400.0
Unamortized debt discount	(40.7)	(51.1)
Unamortized debt issuance costs	(5.0)	(6.3)
Net carrying amount of Senior Convertible Notes due 2022	354.3	342.6

0.75% Senior Convertible Notes due 2023:
Principal amount	850.0	850.0
Unamortized debt discount	(148.1)	(171.8)
Unamortized debt issuance costs	(9.1)	(10.5)
Net carrying amount of Senior Convertible Notes due 2023	692.8	667.7

Total net carrying amount of senior convertible notes	$1,047.1	$1,010.3

Fair value of outstanding senior convertible notes:
Senior Convertible Notes due 2022	$635.6	$540.2
Senior Convertible Notes due 2023	996.5	859.6
Total fair value of outstanding senior convertible notes	$1,632.1	$1,399.8

Amount by which the notes' if-converted value exceeds their principal amount:
Senior Convertible Notes due 2022	$221.6	$125.4
Senior Convertible Notes due 2023	93.9	—
Total by which the notes' if-converted value exceeds their principal amount	$315.5	$125.4

The following table summarizes the components of interest expense and the effective interest rates for each of our senior convertible notes for the periods shown.

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense recognized:
0.75% Senior Convertible Notes due 2022:
Contractual coupon interest	$0.8	$0.8	$2.3	$2.3
Accretion of debt discount	3.5	3.4	10.4	10.0
Amortization of debt issuance costs	0.4	0.4	1.2	1.2
Interest expense recognized on 2022 Notes	4.7	4.6	13.9	13.5

0.75% Senior Convertible Notes due 2023:
Contractual coupon interest	1.6	—	4.8	—
Accretion of debt discount	8.0	—	23.7	—
Amortization of debt issuance costs	0.5	—	1.5	—
Interest expense recognized on 2023 Notes	10.1	—	30.0	—

Total interest expense recognized on senior notes	$14.8	$4.6	$43.9	$13.5

Effective interest rates:
0.75% Senior Convertible Notes due 2022	5.1%	5.1%	5.1%	5.1%
0.75% Senior Convertible Notes due 2023	5.6%	—	5.6%	—

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
Circumstance (1) listed above occurred during the quarters ended March 31, 2019 and September 30, 2019. As a result, the 2022 Notes became convertible at the option of the holders from April 1, 2019 through June 30, 2019 and will remain convertible at the option of the holder from October 1, 2019 through December 31, 2019.
Holders of 2022 Notes with an insignificant principal amount exercised their option to convert their 2022 Notes during the second quarter of 2019 and we settled these conversions with shares of our common stock. We continue to classify the carrying value of the liability component of the 2022 Notes as long-term debt, and the equity component of the 2022 Notes as permanent equity in our consolidated balance sheets as of September 30, 2019.
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
The Credit Agreement requires us to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of September 30, 2019.
We drew no loans under the Credit Agreement during the three and nine months ended September 30, 2019. As of September 30, 2019, we had no outstanding borrowings, $4.4 million in outstanding letters of credit, and a total available balance of $195.6 million under the Credit Agreement.
6. Contingencies
Litigation
On March 28, 2016, AgaMatrix, Inc., or AgaMatrix, filed a patent infringement lawsuit against us in the U.S. District Court for the District of Oregon, asserting that certain of our products infringe three patents held by AgaMatrix. (After filing suit, AgaMatrix reorganized its business and the Court granted AgaMatrix’s motion to substitute the newly created entity WaveForm Technologies, Inc., as the plaintiff following AgaMatrix’s transfer of the three asserted patents to WaveForm.) DexCom filed petitions for inter partes review with the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office, challenging each of the three asserted patents as being unpatentable in view of prior art. The PTAB issued a Final Written Decision for each of the first two patents on February 28, 2018, where the PTAB found the majority of asserted claims from the first patent unpatentable and the remaining claims under review not unpatentable. The PTAB found all claims under review from the second patent not unpatentable. On September 12, 2018, the PTAB found all of the asserted claims in the third patent unpatentable. In October 2018, we filed in the District Court a motion for summary judgment that all remaining asserted claims are invalid. The District Court granted that motion and, on August 23, 2019, entered judgment in our favor. On September 6, 2019, WaveForm appealed the judgment.
We have also filed several lawsuits against AgaMatrix. We filed a patent infringement lawsuit against Agamatrix in the United States District Court for the Central District of California, or C.D. Cal., in which a Final Judgment of non-infringement was entered by the C.D. Cal judge on February 23, 2018 and affirmed on appeal by the Federal Circuit on March 7, 2019. AgaMatrix was awarded attorneys' fees for this lawsuit. As of September 30, 2019, we have accrued an immaterial amount for those fees. The fee decision is currently on appeal to the Federal Circuit. On September 15, 2017, we filed a patent infringement lawsuit against AgaMatrix in the United States District Court for the District of Delaware, asserting certain single-point blood glucose monitoring products of AgaMatrix infringe two patents held by us. In addition, on September 18, 2017, we filed a Complaint against AgaMatrix in the International Trade Commission, referred to as the ITC, requesting that the ITC institute an investigation and issue an order excluding certain products of AgaMatrix from importation into or sale in the United States based on AgaMatrix’s infringement of the same two patents asserted in the Delaware litigation. The investigation was terminated by the ITC on April 4, 2019 with a finding of non-infringement. The decision is currently on appeal.
Neither the outcome of these lawsuits nor the amount and range of potential loss associated with the lawsuits can be assessed at this time. Other than the attorneys’ fees described above, as of September 30, 2019 we have accrued no amounts for contingent losses associated with these suits.
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

7. Income Taxes
Our effective tax rates for the three and nine months ended September 30, 2019 were 0.0% and 15.2%, compared to negative rates of 4.0% and 4.4% for the same periods of 2018. For the nine months ended September 30, 2019, the income tax expense is primarily attributable to foreign and state income tax expense as a result of current taxable income in those jurisdictions. No income tax benefit was recorded on losses in jurisdictions where valuation allowances are recorded against net deferred tax assets.
We maintain a full valuation allowance against our net deferred tax assets as of September 30, 2019 based on our assessment that it is not more likely than not these future benefits will be realized before expiration.

8. Stockholders’ Equity

Share-Based Compensation Expense
The following table summarizes share-based compensation expense, net of capitalized amounts, for the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Cost of sales	$2.2	$2.5	$6.9	$7.1
Research and development	8.1	8.1	25.8	24.8
Selling, general and administrative	14.1	16.5	46.4	45.4
Total share-based compensation expense included in net income	$24.4	$27.1	$79.1	$77.3

As of September 30, 2019, unrecognized estimated compensation costs related to unvested restricted stock units, or RSUs, and performance stock units, or PSUs, totaled $139.8 million and is expected to be recognized through 2022.
Restricted Stock Units
A summary of our RSU and PSU activity for the nine months ended September 30, 2019 is as follows:

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
(In millions, except weighted average grant date fair values)	Shares	Fair Value	Value
Nonvested at December 31, 2018	2.7	$69.19	$319.0
Granted	0.7	142.87
Vested	(1.4)	68.89
Forfeited	(0.2)	83.09
Nonvested at September 30, 2019	1.8	$95.06	$276.0

The total vest date fair value of RSUs that vested during the nine months ended September 30, 2019 was $195.9 million. No PSUs vested during that period.
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
Revenues by geographic region
During the three and nine months ended September 30, 2019 and 2018, no country outside of the United States generated revenue that represented more than 10% of our total revenue.
The following tables set forth revenues disaggregated by our two primary geographical markets, United States and outside of the United States, based on the geographic location to which we deliver the Components:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(In millions)	Amount	% of Total	Amount	% of Total
Revenues:
United States	$308.8	78%	$202.4	76%
Outside of the United States	87.5	22%	64.3	24%
Total revenues	$396.3	100%	$266.7	100%

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(In millions)	Amount	% of Total	Amount	% of Total
Revenues:
United States	$785.6	78%	$537.4	77%
Outside of the United States	227.6	22%	156.2	23%
Total revenues	$1,013.2	100%	$693.6	100%

Revenues by customer sales channel
The following tables set forth revenues disaggregated by customer sales channel:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(In millions)	Amount	% of Total	Amount	% of Total
Revenues:
Distributor	$270.4	68%	$154.6	58%
Direct	125.9	32%	112.1	42%
Total revenues	$396.3	100%	$266.7	100%

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(In millions)	Amount	% of Total	Amount	% of Total
Revenues:
Distributor	$680.0	67%	$431.3	62%
Direct	333.2	33%	262.3	38%
Total revenues	$1,013.2	100%	$693.6	100%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our significant accounting policies are more fully described in Note 1 to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The accounting policies and estimates which are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There were no material changes to our critical accounting policies during the nine months ended September 30, 2019.

Results of Operations
Financial Overview

	Three Months Ended September 30,		Q3 2019 - Q3 2018
(Dollars in millions, except per share amounts)	2019	2018	$ Change	% Change
Total revenues	$396.3	$266.7	$129.6	49%
Gross profit	246.9	168.6	78.3	46%
Gross profit as a percent of total revenues	62%	63%
Operating income	56.0	13.9	42.1	303%
Net income	45.8	46.6	(0.8)	(2)%
Diluted net income per share	$0.50	$0.52	$(0.02)	(4)%

	Nine Months Ended September 30,		YTD 2019 - YTD 2018
(Dollars in millions, except per share amounts)	2019	2018	$ Change	% Change
Total revenues	$1,013.2	$693.6	$319.6	46%
Gross profit	622.2	441.1	181.1	41%
Gross profit as a percent of total revenues	61%	64%
Operating income (loss)	40.8	(21.7)	62.5	(288)%
Net income	8.4	52.6	(44.2)	(84)%
Diluted net income per share	$0.09	$0.59	$(0.50)	(85)%
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
Quarter Ended September 30, 2019 Compared to Quarter Ended September 30, 2018

	Three Months Ended September 30,		Q3 2019 - Q3 2018
(Dollars in millions)	2019	2018	$ Change	% Change
Total revenues	$396.3	$266.7	$129.6	49%
Cost of sales	149.4	98.1	51.3	52%
Gross profit	$246.9	$168.6	$78.3	46%
Gross profit as a percent of total revenue	62%	63%
Revenues. Total revenues increased $129.6 million or 49% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The 2019 revenue increase was primarily driven by increased sales volume of the Components due to the continued growth of our worldwide customer base, partially offset by pricing pressure due to the evolution of our channel strategy and product mix. Disposable sensor and other revenue comprised approximately 80% of total revenues and durable systems revenue comprised approximately 20% of total revenues for the three months ended September 30, 2019. Disposable sensor and other revenue comprised approximately 73% of total revenues and durable systems revenue comprised approximately 27% of total revenues for the three months ended September 30, 2018.
Cost of Sales. Cost of sales increased $51.3 million or 52% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to increased sales volume. The gross profit of $246.9 million or 62% of total revenues for the three months ended September 30, 2019 increased $78.3 million compared to $168.6 million or 63% of total revenues for the same period in 2018. The third quarter 2019 increase in gross profit dollars was driven primarily by increased revenues, partially offset by higher excess and obsolete inventory charges compared with the third quarter of 2018. The third quarter 2019 decrease in gross margin percentage is primarily a function of the evolution of our channel strategy and product mix as we launch new products and expand internationally.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

	Nine Months Ended September 30,		YTD 2019 - YTD 2018
(Dollars in millions)	2019	2018	$ Change	% Change
Total revenues	$1,013.2	$693.6	$319.6	46%
Cost of sales	391.0	252.5	138.5	55%
Gross profit	$622.2	$441.1	$181.1	41%
Gross profit as a percent of total revenue	61%	64%
Revenues. Total revenues increased $319.6 million or 46% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The 2019 revenue increase was primarily driven by increased sales volume of the Components due to the continued growth of our worldwide customer base, partially offset by pricing pressure due to the evolution of our channel strategy and product mix. Disposable sensor and other revenue comprised approximately 78% of total revenues and durable systems revenue comprised approximately 22% of total revenues for the nine months ended September 30, 2019. Disposable sensor and other revenue comprised approximately 73% of total revenues and durable systems revenue comprised approximately 27% of total revenues for the nine months ended September 30, 2018.
Cost of Sales. Cost of sales increased $138.5 million or 55% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to increased sales volume. The gross profit of $622.2 million or 61% of total revenues for the nine months ended September 30, 2019 increased $181.1 million compared to $441.1 million or 64% of total revenues for the same period in 2018. The year-to-date 2019 increase in gross profit dollars was driven primarily by increased revenues, partially offset by higher warranty, freight, and excess and obsolete inventory charges compared with the same period of 2018.
The year-to-date 2019 decrease in gross margin percentage is primarily a function of the evolution of our channel strategy and product mix as we launch new products and expand internationally. Our year-to-date 2019 gross margin percentage was also impacted by higher warranty and freight charges compared with the same period of 2018 in addition to investments to scale infrastructure as we drive significant production capacity expansion in 2019.
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
On February 21, 2019, we announced a restructuring plan that will result in the transition of certain of our operations to the Philippines. The restructuring plan is designed to reduce operating expenses in order to improve cost competitiveness, enable strategic flexibility, and increase the scalability of certain business functions. We expect the restructuring plan to impact approximately 350 full time employees, or approximately 13% of our total full time workforce as of December 31, 2018. We estimate that we will incur pre-tax charges and costs of approximately $8.0 million, primarily for employee severance benefits under both ongoing and one-time benefit arrangements. We have incurred most of these costs in the first half of 2019 and expect the restructuring activities to be substantially complete by the end of 2019.
Quarter Ended September 30, 2019 Compared to Quarter Ended September 30, 2018

	Three Months Ended September 30,		Q3 2019 - Q3 2018
(Dollars in millions)	2019	2018	$ Change	% Change
Research and development	$66.7	$50.1	$16.6	33%
as a % of total revenue	17%	19%
Selling, general and administrative	124.2	104.6	19.6	19%
as a % of total revenue	31%	39%
Total operating expenses	$190.9	$154.7	$36.2	23%
as a % of total revenue	48%	58%
Research and Development. Research and development expense increased $16.6 million or 33% for the three months ended September 30, 2019 compared to the same period of 2018. The increase was primarily due to $9.0 million in additional salaries, bonus, and payroll-related costs, $3.2 million in additional supplies costs, and $1.9 million in additional facilities costs.
Selling, General and Administrative. Selling, general and administrative expense increased $19.6 million or 19% for the three months ended September 30, 2019 compared to the same period of 2018. The increase was primarily due to higher sales-related costs commensurate with revenue growth and the continued commercialization of our products in the United States and international markets. Significant elements of the increase in selling, general, and administrative expenses included $5.2 million in additional third party service provider fees, $3.9 million in additional consulting fees, $2.8 million in additional depreciation, $2.3 million in marketing expenses, and $1.2 million in higher sales commissions.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

	Nine Months Ended September 30,		YTD 2019 - YTD 2018
(Dollars in millions)	2019	2018	$ Change	% Change
Research and development	$194.7	$142.1	$52.6	37%
as a % of total revenue	19%	20%
Selling, general and administrative	386.7	320.7	66.0	21%
as a % of total revenue	38%	46%
Total operating expenses	$581.4	$462.8	$118.6	26%
as a % of total revenue	57%	67%
Research and Development. Research and development expense increased $52.6 million or 37% for the nine months ended September 30, 2019 compared to the same period of 2018. The increase was primarily due to $29.9 million in additional salaries, bonus, and payroll-related costs, $7.2 million in additional supplies costs, $4.4 million in additional facilities costs, and a $3.2 million milestone payment under our collaborative research and development agreement with Verily Life Sciences.
Selling, General and Administrative. Selling, general and administrative expense increased $66.0 million or 21% for the nine months ended September 30, 2019 compared to the same period of 2018. The increase was primarily due to higher sales-related costs commensurate with revenue growth and the continued commercialization of our products in the United States and international markets. Significant elements of the increase in selling, general, and administrative expenses included $14.3 million in additional third party service provider fees, $12.7 million in additional salaries, bonus and payroll-related costs, $9.1 million in additional consulting fees, $7.4 million in restructuring charges, $6.9 million in additional depreciation, and $6.4 million in higher sales commissions.

Non-Operating Income and Expenses
Interest Expense
Interest expense is related to our 2022 Notes and 2023 Notes and to commitment fees for unused balances on our revolving Credit Agreement.
Interest expense increased $10.2 million to $15.1 million for the three months ended September 30, 2019 compared to $4.9 million for the three months ended September 30, 2018. The increase was primarily due to an additional $10.1 million of interest expense for the 2023 Notes, which were issued in November 2018.
Interest expense increased $30.5 million to $45.0 million for the nine months ended September 30, 2019 compared to $14.5 million for the nine months ended September 30, 2018. The increase was primarily due to an additional $30.0 million of interest expense for the 2023 Notes, which were issued in November 2018.
Income (Loss) from Equity Investments
Loss from equity investments of $4.2 million for the nine months ended September 30, 2019 and income from equity investments of $34.9 million and $85.0 million for the three and nine months ended September 30, 2018, respectively, consists solely of realized and unrealized gains and losses on our equity investment in Tandem Diabetes Care, Inc. We sold all of our remaining equity investment in Tandem during the first quarter of 2019.
Interest and Other Income (Expense), Net
Interest income is related to our marketable debt securities portfolio. Interest income was $7.4 million and $21.5 million for the three and nine months ended September 30, 2019, respectively, compared to $2.5 million and $6.2 million for the three and nine months ended September 30, 2018, respectively. Average invested balances and average interest rates both increased during 2019 compared to 2018.
Other income (expense) for the three and nine months ended September 30, 2019 and 2018 consists primarily of foreign currency transaction gains and losses due the effects of foreign currency fluctuations.
Income Tax Expense (Benefit)
We recorded income tax expense of $0.0 million and income tax benefit of $1.8 million on pre-tax income of $45.8 million and $44.8 million for the three months ended September 30, 2019 and September 30, 2018, respectively. We recorded income tax expense of $1.5 million and income tax benefit of $2.2 million on pre-tax income of $9.9 million and $50.4 million, for the nine months ended September 30, 2019 and September 30, 2018, respectively. For the nine months ended September 30, 2019, the income tax expense is attributable to foreign and state income tax expense as a result of current taxable income in those jurisdictions. The income tax benefits in the prior periods are primarily attributable to a refund of foreign withholding tax, partially offset by state and foreign income tax expense. No income tax benefit was recorded on losses in jurisdictions where valuation allowances are recorded against net deferred tax assets.
We maintain a full valuation allowance against our net deferred tax assets as of September 30, 2019 based on our assessment that it is not more likely than not these future benefits will be realized before expiration. We analyze our ability to realize our deferred tax assets quarterly, weighing all available positive and negative evidence of future taxable income. A release of some or all of our valuation allowance will result in a material income tax benefit in our financial statements.
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
Our cash, cash equivalents and short-term marketable securities totaled $1.430 billion as of September 30, 2019. None of those funds were restricted and approximately 98% of those funds were located in the U.S. We intend to reinvest a substantial portion of our foreign earnings in those businesses, and we currently do not anticipate that we will need funds generated by foreign operations to fund our domestic operations.
Our cash, cash equivalents and short-term marketable securities as of September 30, 2019 increased by $44.3 million from December 31, 2018 due to the factors described in “Cash Flows” below. We believe that our cash, cash equivalents, and marketable securities balances, projected cash contributions from our commercial operations, and our $200.0 million revolving line of credit, of which $195.6 million remains available, will be sufficient to meet our anticipated seasonal working capital needs, capital expenditure requirements, contractual obligations, commitments, debt service requirements, and other liquidity requirements associated with our operations for at least the next 12 months.
Revolving Credit Agreement
In December 2018, we entered into a five-year $200.0 million revolving Credit Agreement, including a sub-facility of up to $10.0 million for letters of credit. Subject to customary conditions and the approval of any lender whose commitment would be increased, we have the option to increase the maximum principal amount available under the Credit Agreement by up to an additional $300.0 million, resulting in a maximum available principal amount of $500.0 million. However, at this time none of the lenders have committed to provide any such increase in their commitments. Revolving loans under the Credit Agreement will be available for general corporate purposes, including working capital and capital expenditures. As of September 30, 2019, we had no outstanding borrowings, $4.4 million in outstanding letters of credit, and a total available balance of $195.6 million under the Credit Agreement. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.

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
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated. See the financial statements in Part I, Item 1 of this Quarterly Report for complete consolidated statements of cash flows for these periods.

	Nine Months Ended September 30,
(In millions)	2019	2018	Change
Net cash provided by operating activities	$170.8	$89.5	$81.3
Net cash used in investing activities	(920.9)	(170.7)	(750.2)
Net cash provided by financing activities	10.8	8.8	2.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.7)	(1.4)	(0.3)
Decrease in cash, cash equivalents and restricted cash	$(741.0)	$(73.8)	$(667.2)
As of September 30, 2019, we had $1.430 billion in cash, cash equivalents and short-term marketable securities, which is an increase of $44.3 million compared to $1.386 billion as of December 31, 2018. The primary cash flows during the nine months ended September 30, 2019 are described below.

Operating Cash Flows
Net cash provided by operating activities during the nine months ended September 30, 2019 was comprised of net income of $8.4 million, net changes in working capital balances of $7.1 million and $155.3 million of net non-cash expenses. Net non-cash expenses were primarily related to share-based compensation, non-cash interest expense for our senior convertible notes, depreciation and amortization, and a loss on the sale of our remaining equity investment in Tandem Diabetes Care, Inc.
Net cash provided by operating activities during the nine months ended September 30, 2018 was comprised of net income of $52.6 million, net changes in working capital balances of $7.7 million, and $29.2 million of net non-cash expenses. Net non-cash expenses were primarily related to share-based compensation, depreciation and amortization, non-cash interest expense for our senior convertible notes, and income of $85.0 million on our equity investment in Tandem Diabetes Care, Inc.
Investing Cash Flows
Net cash used in investing activities during the nine months ended September 30, 2019 was primarily comprised of $785.0 million for net purchases of marketable securities and other equity investments and $135.9 million for capital expenditures.
Net cash used in investing activities during the nine months ended September 30, 2018 was primarily comprised of $110.0 million for net purchases of marketable securities and other equity investments, $49.4 million for capital expenditures, and $11.3 million cash used in an acquisition during the third quarter of 2018.
Financing Cash Flows
Net cash provided by financing activities during the nine months ended September 30, 2019 was primarily comprised of $11.9 million from the issuance of common stock under our employee stock plans.
Net cash provided by financing activities during the nine months ended September 30, 2018 was primarily comprised of $10.6 million from the issuance of common stock under our employee stock plans.
Contractual Obligations
We presented our contractual obligations as of December 31, 2018 in our Annual Report on Form 10-K for the year then ended. There were no significant changes to our contractual obligations during the nine months ended September 30, 2019.
We adopted ASC 842, Leases, utilizing the modified retrospective transition method at the beginning of the first quarter of 2019. As a result of our adoption of ASC 842, we recorded operating lease right-of-use assets of $26.7 million and operating lease liabilities of $40.4 million in our consolidated balance sheets. See Note 2 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
We record exchange rate fluctuations resulting from the translation of the short-term intercompany balances between domestic entities and our foreign subsidiaries as foreign currency transaction gains or losses and include them in interest and other income (expense), net in our consolidated statement of operations. From time to time we enter into foreign currency forward contracts for certain intercompany balances in order to partially offset the impact from fluctuation of the foreign currency rates. We record derivative instruments in other current assets or other current liabilities in our consolidated balance sheets consistent with the nature of the instrument at period end. As of September 30, 2019, we had no outstanding currency hedging transactions.
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
On March 28, 2016, AgaMatrix, Inc., or AgaMatrix, filed a patent infringement lawsuit against us in the U.S. District Court for the District of Oregon, asserting that certain of our products infringe three patents held by AgaMatrix. (After filing suit, AgaMatrix reorganized its business and the Court granted AgaMatrix’s motion to substitute the newly created entity WaveForm Technologies, Inc., as the plaintiff following AgaMatrix’s transfer of the three asserted patents to WaveForm.) DexCom filed petitions for inter partes review with the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office, challenging each of the three asserted patents as being unpatentable in view of prior art. The PTAB issued a Final Written Decision for each of the first two patents on February 28, 2018, where the PTAB found the majority of asserted claims from the first patent unpatentable and the remaining claims under review not unpatentable. The PTAB found all claims under review from the second patent not unpatentable. On September 12, 2018, the PTAB found all of the asserted claims in the third patent unpatentable. In October 2018, we filed in the District Court a motion for summary judgment that all remaining asserted claims are invalid. The District Court granted that motion and, on August 23, 2019, entered judgment in our favor. On September 6, 2019, WaveForm appealed the judgment.
We have also filed several lawsuits against AgaMatrix. We filed a patent infringement lawsuit against Agamatrix in the United States District Court for the Central District of California, or C.D. Cal., in which a Final Judgment of non-infringement was entered by the C.D. Cal judge on February 23, 2018 and affirmed on appeal by the Federal Circuit on March 7, 2019. AgaMatrix was awarded attorneys' fees for this lawsuit. As of September 30, 2019, we have accrued an immaterial amount for those fees. The fee decision is currently on appeal to the Federal Circuit. On September 15, 2017, we filed a patent infringement lawsuit against AgaMatrix in the United States District Court for the District of Delaware, asserting certain single-point blood glucose monitoring products of AgaMatrix infringe two patents held by us. In addition, on September 18, 2017, we filed a Complaint against AgaMatrix in the International Trade Commission, referred to as the ITC, requesting that the ITC institute an investigation and issue an order excluding certain products of AgaMatrix from importation into or sale in the United States based on AgaMatrix’s infringement of the same two patents asserted in the Delaware litigation. The investigation was terminated by the ITC on April 4, 2019 with a finding of non-infringement. The decision is currently on appeal.
Neither the outcome of these lawsuits nor the amount and range of potential loss associated with the lawsuits can be assessed at this time. Other than the attorneys’ fees described above, as of September 30, 2019 we have accrued no amounts for contingent losses associate with these suits.
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

DEXCOM, INC. (Registrant)

Dated:	November 6, 2019	By:	/s/ KEVIN R. SAYER
Kevin R. Sayer, Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 6, 2019	By:	/s/ QUENTIN S. BLACKFORD
Quentin S. Blackford, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)