Form 10-Q
period 2020-03-31
DEXCOM INC
filed 2020-04-28
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 22, 2020, there were 92,344,878 shares of the Registrant’s common stock outstanding.

DexCom, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Consolidated Balance Sheets
(Unaudited)

(In millions, except par value data)	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$584.6	$446.2
Short-term marketable securities	925.9	1,087.1
Accounts receivable, net	300.7	286.3
Inventory	141.9	119.8
Prepaid and other current assets	42.6	30.0
Total current assets	1,995.7	1,969.4
Property and equipment, net	346.1	321.3
Operating lease right-of-use assets	73.8	71.5
Goodwill	18.6	18.6
Other assets	13.7	14.2
Total assets	$2,447.9	$2,395.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$267.5	$256.4
Accrued payroll and related expenses	59.0	88.5
Operating lease liabilities, current portion	14.5	13.6
Deferred revenue	1.8	1.7
Total current liabilities	342.8	360.2
Long-term senior convertible notes	1,072.4	1,059.7
Operating lease liabilities, net of current portion	77.3	72.4
Other long-term liabilities	20.9	20.1
Total liabilities	1,513.4	1,512.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 million shares authorized; no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 200.0 million shares authorized; 93.1 million and 92.3 million shares issued and outstanding, respectively, at March 31, 2020; and 92.4 million and 91.6 million shares issued and outstanding, respectively, at December 31, 2019	0.1	0.1
Additional paid-in capital	1,706.5	1,675.9
Accumulated other comprehensive income	3.7	2.3
Accumulated deficit	(675.8)	(695.7)
Treasury stock, at cost; 0.8 million shares at March 31, 2020 and December 31, 2019	(100.0)	(100.0)
Total stockholders’ equity	934.5	882.6
Total liabilities and stockholders’ equity	$2,447.9	$2,395.0
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In millions—except per share data)	2020	2019
Revenues	$405.1	$280.5
Cost of sales	148.6	111.7
Gross profit	256.5	168.8
Operating expenses:
Research and development	73.1	59.0
Selling, general and administrative	149.8	124.2
Total operating expenses	222.9	183.2
Operating income (loss)	33.6	(14.4)
Interest expense	(15.4)	(14.9)
Loss from equity investments	—	(4.2)
Interest and other income, net	4.2	6.9
Income (loss) before income taxes	22.4	(26.6)
Income tax expense	2.5	0.3
Net income (loss)	$19.9	$(26.9)

Basic net income (loss) per share	$0.22	$(0.30)
Shares used to compute basic net income (loss) per share	91.8	90.3
Diluted net income (loss) per share	$0.21	$(0.30)
Shares used to compute diluted net income (loss) per share	94.1	90.3
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Net income (loss)	$19.9	$(26.9)
Other comprehensive income, net of tax:
Translation adjustments and other	(0.7)	—
Unrealized gain on marketable debt securities	2.1	0.1
Total other comprehensive income, net of tax	1.4	0.1
Comprehensive income (loss)	$21.3	$(26.8)

See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three Months Ended March 31, 2020
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	91.6	$0.1	$1,675.9	$2.3	$(695.7)	$(100.0)	$882.6
Issuance of common stock under equity incentive plans	0.7	—	0.3	—	—	—	0.3
Issuance of common stock for Employee Stock Purchase Plan	—	—	6.4	—	—	—	6.4
Share-based compensation expense	—	—	23.9	—	—	—	23.9
Net income	—	—	—	—	19.9	—	19.9
Other comprehensive income, net of tax	—	—	—	1.4	—	—	1.4
Balance at March 31, 2020	92.3	$0.1	$1,706.5	$3.7	$(675.8)	$(100.0)	$934.5

	Three Months Ended March 31, 2019
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	90.0	$0.1	$1,560.6	$1.5	$(798.9)	$(100.0)	$663.3
Cumulative-effect adjustment from adoption of new lease accounting standard (Note 2)	—	—	—	—	2.1	—	2.1
Issuance of common stock under equity incentive plans	0.9	—	0.2	—	—	—	0.2
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	4.8	—	—	—	4.8
Share-based compensation expense	—	—	25.0	—	—	—	25.0
Net loss	—	—	—	—	(26.9)	—	(26.9)
Other comprehensive income	—	—	—	0.1	—	—	0.1
Balance at March 31, 2019	91.0	$0.1	$1,590.6	$1.6	$(823.7)	$(100.0)	$668.6
See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2020	2019
Net income (loss)	$19.9	$(26.9)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13.0	9.9
Share-based compensation	23.9	25.0
Non-cash interest expense	12.7	12.2
Realized loss on equity investment	—	4.2
Other non-cash income and expenses	0.1	0.3
Changes in operating assets and liabilities:
Accounts receivable, net	(14.7)	21.5
Inventory	(22.2)	(30.4)
Prepaid and other assets	(7.6)	(5.2)
Operating lease right-of-use assets and liabilities, net	(0.4)	(0.2)
Accounts payable and accrued liabilities	5.3	25.5
Accrued payroll and related expenses	(29.1)	(21.1)
Deferred revenue and other liabilities	1.0	(3.0)
Net cash provided by operating activities	1.9	11.8
Cash flows from investing activities:
Purchases of marketable securities	(365.8)	(50.7)
Proceeds from sale and maturity of marketable securities	530.0	222.5
Purchases of other equity investments	—	(1.2)
Purchases of property and equipment	(33.2)	(39.3)
Other investing activities	(0.4)	—
Net cash provided by investing activities	130.6	131.3
Cash flows from financing activities:
Net proceeds from issuance of common stock	6.7	5.0
Other financing activities	(0.2)	(0.1)
Net cash provided by financing activities	6.5	4.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.5)	0.6
Increase in cash, cash equivalents and restricted cash	138.5	148.6
Cash, cash equivalents and restricted cash, beginning of period	446.4	1,137.1
Cash, cash equivalents and restricted cash, end of period	$584.9	$1,285.7

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$584.6	$1,285.1
Restricted cash	0.3	0.6
Total cash, cash equivalents and restricted cash	$584.9	$1,285.7

Supplemental disclosure of non-cash investing and financing transactions:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$19.6	$10.1
Right-of-use assets obtained in exchange for lease liabilities	$5.3	$45.2
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
Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. We experience seasonality that is typical in our industry, with lower sales in the first quarter of each year compared to the fourth quarter of the previous year.
These financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2019 included in the Annual Report on Form 10-K that we filed with the SEC on February 13, 2020.
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

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in our financial statements and the disclosures made in the accompanying notes. Areas requiring significant estimates include transaction price, net accounts receivable, excess or obsolete inventories and the valuation of inventory, and accruals for litigation contingencies. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are generally recorded at the invoiced amount for Distributors and at net realizable value for Direct customers, which is determined using estimates of claim denials and historical reimbursement experience without regard to aging category. Accounts receivable are not interest bearing. We evaluate the creditworthiness of significant customers based on historical trends, the financial condition of our customers, and external market factors. We generally do not require collateral from our customers. We maintain an allowance for doubtful accounts for potential credit losses. Uncollectable accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a customer account is uncollectable. Generally, receivable balances greater than one year past due are deemed uncollectable.

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

Revenue Recognition
We generate our revenue from the sale of our reusable transmitter and receiver, collectively referred to as “Reusable Hardware” and disposable sensors. We refer to Reusable Hardware and disposable sensors in this section as “Components”.
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
Revenue recognition
The timing of revenue recognition is based on the satisfaction of performance obligations. Substantially all of the performance obligations associated with our Components are satisfied at a point in time, which typically occurs at shipment of our products. Terms of direct and distributor orders are generally Freight on Board (FOB) shipping point for U.S. orders or Free Carrier (FCA) shipping point for international orders. For certain of sales transactions, control transfers at delivery of the product to the customer.
In cases where our free-of-charge software, mobile applications and updates are deemed to be separate performance obligations, revenue is recognized over time on a ratable basis over the estimated life of the related Reusable Hardware component.
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
Accounts receivable as of March 31, 2020 included unbilled accounts receivable of $6.9 million. Unbilled accounts receivable consists of revenue recognized for Components we have delivered but not yet invoiced to customers. We expect to invoice and collect all unbilled accounts receivable within 12 months.
We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. The table below shows revenue that we recognized as a result of changes in the contract liability balances in the periods shown.

	Three Months Ended March 31,
(In millions)	2020	2019
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$1.1	$2.4

Our performance obligations are generally satisfied within 12 months of the initial contract date. The deferred revenue balance related to performance obligations that will be satisfied after 12 months was $3.6 million as of March 31, 2020 and $2.1 million as of December 31, 2019, and is included in other long-term liabilities on our consolidated balance sheets.
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
Potentially dilutive common shares consist of shares issuable from stock options, unvested RSUs, warrants and our 0.75% convertible senior notes due 2022 (the “2022 Notes”) and our 0.75% convertible senior notes due 2023 (the “2023 Notes,” together with the 2022 Notes, the “senior convertible notes”). Potentially dilutive common share equivalents shares from outstanding stock options, warrants and unvested RSUs are determined using the average share price for each period under the treasury stock method. Potentially dilutive shares issuable upon conversion of our senior convertible notes are determined using the if-converted method.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods shown.

	Three Months Ended March 31,
(In millions)	2020	2019
Net income (loss)	$19.9	$(26.9)

Net income (loss) per common share
Basic	$0.22	$(0.30)
Diluted	$0.21	$(0.30)

Basic weighted average shares outstanding	91.8	90.3
Dilutive potential common stock outstanding:
Stock options and employee stock purchase plan	—	—
Restricted stock units	1.2	—
2023 Warrants	1.1	—
2022 senior convertible notes	—	—
2023 senior convertible notes	—	—
Diluted weighted average shares outstanding	94.1	90.3

In periods of net losses, we exclude potentially dilutive common shares from the computation of the diluted net loss per share for those periods as the effect would be anti-dilutive.
Outstanding anti-dilutive securities not included in the diluted net income (loss) per share attributable to common stockholders calculations were as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Options outstanding to purchase common stock	—	—
Unvested restricted stock units	0.1	2.3
2023 Warrants	4.1	5.2
Senior convertible notes due 2022	4.0	4.0
Senior convertible notes due 2023	5.2	5.2
Total	13.4	16.7

Recent Accounting Guidance
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods, and early adoption is permitted. Our adoption of ASU 2016-13 at the beginning of the first quarter of 2020 did not have a significant impact on our consolidated financial statements. The Company will continue to monitor the impact of the novel strain of coronavirus, SARS-CoV-2 (“COVID-19”) outbreak on expected credit losses.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. Our adoption of ASU 2017-04 at the beginning of the first quarter of 2020 did not have a significant impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public business entities will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. ASU 2018-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. Our adoption of ASU 2018-13 at the beginning of the first quarter of 2020 did not have a significant impact on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other – Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-15). This new guidance requires a customer in a cloud computing arrangement to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU 2018-15 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. Application of this guidance can be applied either prospectively or retrospectively. We adopted the new standard on January 1, 2020 on a prospective basis. Our adoption of ASU 2018-15 at the beginning of the first quarter of 2020 did not have a significant impact on our consolidated financial statements, however, the adoption of the standard resulted in an increase in capitalized assets related to qualifying cloud computing arrangement implementation costs incurred after the adoption date.
Recently Issued Accounting Pronouncements Not Yet Adopted
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

The following table summarizes financial assets that we measured at fair value on a recurring basis as of March 31, 2020, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$363.7	$100.0	$—	$463.7

Debt securities, available for sale:
U.S. government agencies	—	623.9	—	623.9
Commercial paper	—	189.1	—	189.1
Corporate debt	—	112.9	—	112.9
Total debt securities, available for sale	—	925.9	—	925.9

Other assets (1)	1.8	—	—	1.8

Total assets measured at fair value on a recurring basis	$365.5	$1,025.9	$—	$1,391.4
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
There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2020 and 2019. There were no transfers into or out of Level 3 securities during the three months ended March 31, 2020 and 2019.
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

Fair Value of Senior Convertible Notes
The fair value, based on trading prices (Level 1), of our senior convertible notes were as follows as of the dates indicated:

	Fair Value Measurements Using Level 1
(In millions)	March 31, 2020	December 31, 2019
0.75% Senior Convertible Notes due 2022	$1,088.9	$890.8
0.75% Senior Convertible Notes due 2023	1,474.0	1,260.0
Total fair value of outstanding senior convertible notes	$2,562.9	$2,150.8
For more information on the carrying values of our senior convertible notes, see Note 4, “Debt.”
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
As of March 31, 2020 and December 31, 2019, notional amounts of $20.0 million and $8.0 million were outstanding to hedge currency risk relating to certain intercompany balances. The resulting impact from the hedging activity on our consolidated financial statements was not significant for the periods presented.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. We recorded no significant impairment losses during the three months ended March 31, 2020, and March 31, 2019.

3. Balance Sheet Details

Short-Term Marketable Securities
Short-term marketable securities, consisting of equity securities and debt securities, were as follows as of the dates indicated:

	March 31, 2020
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available for sale:
U.S. government agencies	$620.4	$3.5	$—	$623.9
Commercial paper	189.1	0.1	(0.1)	$189.1
Corporate debt	113.7	—	(0.8)	$112.9
Total debt securities, available for sale	923.2	3.6	(0.9)	925.9

	December 31, 2019
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available for sale:
U.S. government agencies	$675.6	$0.4	$—	$676.0
Commercial paper	248.1	0.1	—	248.2
Corporate debt	163.0	—	(0.1)	162.9
Total debt securities, available for sale	$1,086.7	$0.5	$(0.1)	$1,087.1

As of March 31, 2020 and December 31, 2019, all of our debt securities had contractual maturities of less than 12 months. Gross realized gains and losses on sales of our debt securities during the three months ended March 31, 2020 and 2019 were not significant.
We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For the debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities as of March 31, 2020 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses associated with these investments. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Inventory

Inventory was as follows as of the dates indicated:

(In millions)	March 31, 2020	December 31, 2019
Raw materials	$64.4	$64.9
Work-in-process	17.7	11.1
Finished goods	59.8	43.8
Total inventory	$141.9	$119.8

During the three months ended March 31, 2020, we recorded excess and obsolete inventory charges of $5.1 million in cost of sales as a result of our ongoing assessment of sales demand, inventory on hand for each product and the continuous improvement and innovation of our products. During the three months ended March 31, 2019, we recorded excess and obsolete inventory charges of $1.6 million in cost of sales primarily as a result of our ongoing assessment of sales demand and inventory on hand.

Property and Equipment
Property and equipment was as follows as of the dates indicated:

(In millions)	March 31, 2020	December 31, 2019
Building and land (1)	$15.5	$15.5
Furniture and fixtures	12.8	12.8
Computer software and hardware	31.7	32.7
Machinery and equipment	129.5	130.2
Leasehold improvements	119.5	102.5
Construction in progress	144.1	132.6
Total cost	453.1	426.3
Less accumulated depreciation and amortization	(107.0)	(105.0)
Total property and equipment, net	$346.1	$321.3
(1)Represents our finance lease right-of-use assets.

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities were as follows as of the dates indicated:

(In millions)	March 31, 2020	December 31, 2019
Accounts payable trade	$110.2	$102.3
Accrued tax, audit, and legal fees	13.8	14.0
Accrued rebates	103.6	93.3
Accrued warranty	7.7	7.4
Other accrued liabilities	32.2	39.4
Total accounts payable and accrued liabilities	$267.5	$256.4

Other Long-Term Liabilities
Other long-term liabilities were as follows as of the dates indicated:

(In millions)	March 31, 2020	December 31, 2019
Finance lease obligations	$14.2	$14.4
Other liabilities	6.7	5.7
Total other liabilities	$20.9	$20.1

4. Debt

Senior Convertible Notes
The carrying amounts of our senior convertible notes were as follows as of the dates indicated:

(In millions)	March 31, 2020	December 31, 2019
Principal amount of 0.75% Senior Convertible Notes due 2022	$400.0	$400.0
Principal amount of 0.75% Senior Convertible Notes due 2023	850.0	850.0
Unamortized debt discount	(165.4)	(177.2)
Unamortized debt issuance costs	(12.2)	(13.1)
Carrying amount of liability component	1,072.4	1,059.7

Carrying amount of equity component	$242.2	$242.2

The amount by which the notes’ if-converted value exceeds their principal amount is as of the dates indicated:

(In millions)	March 31, 2020	December 31, 2019
Senior Convertible Notes due 2022	$686.9	$486.2
Senior Convertible Notes due 2023	598.1	372.4
Total by which the notes’ if-converted value exceeds their principal amount	$1,285.0	$858.6

The following table summarizes the components of interest expense and the effective interest rates for each of our senior convertible notes for the periods shown.

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Cash interest expense
Contractual coupon interest	$2.3	$2.3
Non-cash interest expense
Accretion of debt discount (1)	11.8	11.3
Amortization of debt issuance costs	0.9	0.9
Total interest expense recognized on senior notes	$15.0	$14.5

Effective interest rates:
0.75% Senior Convertible Notes due 2022	5.1%	5.1%
0.75% Senior Convertible Notes due 2023	5.6%	5.6%
(1) The discount on the 2022 Notes is being amortized through May 15, 2022. Interest on the 2022 Notes began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year while the discount on the 2023 Notes is being amortized through December 1, 2023. Interest on the 2023 Notes began accruing upon issuance and is payable semi-annually on June 1 and December 1 of each year.
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
Circumstance (1) listed above occurred during the quarter ended March 31, 2020. As a result, the 2022 Notes remain convertible at the option of the holder from April 1, 2020 through June 30, 2020.
Holders of 2022 Notes with an insignificant principal amount exercised their option to convert their 2022 Notes during the second and fourth quarters of 2019 and we settled these conversions with shares of our common stock. We continue to classify the carrying value of the liability component of the 2022 Notes as long-term debt, and the equity component of the 2022 Notes as permanent equity in our consolidated balance sheets as of March 31, 2020.
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
Circumstance (1) listed above occurred during the quarter ended March 31, 2020. As a result, the 2023 Notes will remain convertible from April 1, 2020 through June 30, 2020. We continue to classify the carrying value of the liability component of the 2023 Notes as long-term debt, and the equity component of the 2023 Notes as permanent equity in our consolidated balance sheets as of March 31, 2020.
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

Information related to availability and outstanding borrowings on our Credit Agreement is as follows as of the date indicated:

(In millions)	March 31, 2020
Available principal amount	$200.0
Letters of credit sub-facility	10.0
Outstanding borrowings	—
Outstanding letters of credit	5.4
Total available balance	$194.6

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
Our obligations under the Credit Agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of DexCom and the guarantors, including all or a portion of the equity interests of our domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge). The Credit Agreement contains covenants that limit certain indebtedness, liens, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents, and sale and leaseback transactions of DexCom or any of its domestic subsidiaries. The Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of March 31, 2020.

5. Contingencies

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
We also filed several lawsuits against AgaMatrix. We filed a patent infringement lawsuit against AgaMatrix in the United States District Court for the Central District of California. On September 15, 2017, we filed a patent infringement lawsuit against AgaMatrix in the United States District Court for the District of Delaware, asserting certain single-point blood glucose monitoring products of AgaMatrix infringe two patents held by us. In addition, on September 18, 2017, we filed a Complaint against AgaMatrix in the International Trade Commission, referred to as the ITC, requesting that the ITC institute an investigation and issue an order excluding certain products of AgaMatrix from importation into or sale in the United States based on AgaMatrix’s infringement of the same two patents asserted in the Delaware litigation.
Effective March 9, 2020, we reached a confidential global settlement of all the foregoing litigation and proceedings between us and AgaMatrix and WaveForm, which included a one-time payment that has been made by Dexcom. We received licenses to certain intellectual property. All pending litigation and other proceedings between Dexcom and AgaMatrix and WaveForm have been dismissed, or will be dismissed with prejudice by no later than May 8, 2020. As of March 31, 2020 we have accrued no amounts for contingent losses associated with these suits.
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

6. Income Taxes

Our effective tax rate for the three months ended March 31, 2020 was 11.2%, based on an estimated annual effective tax rate of 8.3% and including the impact of certain return to provision adjustments in the quarter. Income taxes estimated for the year include state and foreign income taxes in jurisdictions where we have no net operating losses.
As of March 31, 2020 we continue to maintain a full valuation allowance against our net deferred tax assets based on our assessment that it is not more likely than not these future benefits will be realized before expiration. A future release of the valuation allowance will result in a material tax benefit recognized in the quarter of release.

7. Stockholders’ Equity
Share-Based Compensation Expense
The following table summarizes share-based compensation expense, net of capitalized amounts, for the periods shown.

	Three Months Ended March 31,
(In millions)	2020	2019
Cost of sales	$1.9	$2.3
Research and development	8.2	8.5
Selling, general and administrative	13.8	14.2
Total share-based compensation expense included in net income	$23.9	$25.0

As of March 31, 2020, unrecognized estimated compensation costs related to unvested restricted stock units, or RSUs, and performance stock units, or PSUs, totaled $211.7 million and is expected to be recognized through 2023.
Restricted Stock Units
A summary of our RSU and PSU activity for the three months ended March 31, 2020 is as follows:

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
(In millions, except weighted average grant date fair values)	Shares	Fair Value	Value
Nonvested at December 31, 2019	1.8	$96.63	$392.0
Granted	0.4	286.45
Vested	(0.7)	87.22
Forfeited	—	105.48
Nonvested at March 31, 2020	1.5	$153.08	$401.3

The total vest date fair value of RSUs that vested during the three months ended March 31, 2020 was $192.8 million. No PSUs vested during that period.

8. Business Segment and Geographic Information
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
Revenues by geographic region
During the three months ended March 31, 2020 and 2019, no individual country outside the United States generated revenue that represented more than 10% of our total revenue. The following table sets forth revenues for the periods shown by our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the product:

	Three Months Ended March 31,
	2020		2019
(Dollars in millions)	Amount	% of Total	Amount	% of Total
United States	$292.3	72%	$210.5	75%
Outside of the United States	112.8	28%	70.0	25%
Total	$405.1	100%	$280.5	100%

The majority of our long-lived assets are located in the United States.
Revenues by customer sales channel
The following table sets forth revenues by major sales channel for the periods shown:

	Three Months Ended March 31,
	2020		2019
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Distributor	$286.1	71%	$187.8	67%
Direct	119.0	29%	92.7	33%
Total	$405.1	100%	$280.5	100%

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are not purely historical regarding DexCom’s or its management’s intentions, beliefs, expectations and strategies for the future. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are made as of the date of this report, deal with future events, are subject to various risks and uncertainties, and actual results could differ materially from those anticipated in those forward-looking statements. The risks and uncertainties include, among other things, impacts on our business due to health pandemics or other contagious outbreaks, such as the current COVID-19 pandemic. The risks and uncertainties that could cause actual results to differ materially are more fully described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, elsewhere in this Quarterly Report, and in our other reports filed with the SEC. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results. You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report.

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
We sell our Reusable Hardware and disposable sensors through a direct sales force in the United States, Canada and some countries in Europe, and through distribution arrangements in the United States, and certain countries in Africa, Asia, Europe, Latin America, and the Middle East, as well as Australia, Canada, and New Zealand. Most of our distributors stock our products and fulfill orders for our products from their inventory.
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
Impact of COVID-19 Pandemic
During the first quarter of 2020, we were subject to challenging social and economic conditions created as a result of the novel strain of coronavirus, SARS-CoV-2 (“COVID-19”). The resulting impact of the COVID-19 outbreak created various financial impacts to our operations as a result of taking necessary precautions for essential personnel to operate safely both in person as well as remotely. Cost incurred include items like incremental payroll costs, consulting support, IT infrastructure and facilities related costs.
The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers, suppliers or third-party business partners conduct business and as a result, we have begun to experience more pronounced disruptions in our operations. We may experience constrained supply or curtailed customer demand that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, production delays, closures of manufacturing facilities, warehouses and logistics supply and distribution chains and staffing shortages, decreases or delays in customer demand and spending, difficulties or changes to our sales process and customer support. As of the filing date of this Form 10-Q, the extent to which COVID-19 may impact our financial condition or results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

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
Our significant accounting policies are described in Note 1 to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There were no material changes to our critical accounting policies during the three months ended March 31, 2020.

Results of Operations

Financial Overview

	Three Months Ended March 31,		2020 - 2019
(In millions)	2020	2019	$ Change	% Change
Total revenue	$405.1	$280.5	$124.6	44%
Gross profit	256.5	168.8	87.7	52%
Operating income (loss)	33.6	(14.4)	48.0	*
Net income (loss)	19.9	(26.9)	46.8	*

Basic net income (loss) per share	0.22	(0.30)	0.52	*
Diluted net income (loss) per share	$0.21	$(0.30)	$0.51	*
* = Not Meaningful

Revenue, Cost of Sales and Gross Profit

	Three Months Ended March 31,		2020 - 2019
(In millions)	2020	2019	$ Change	% Change
Total revenue	$405.1	$280.5	$124.6	44%
Cost of sales	148.6	111.7	36.9	33%
Gross profit	$256.5	$168.8	$87.7	52%
Gross profit as a percent of total revenue	63%	60%
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

Quarter Ended March 31, 2020 Compared to Quarter Ended March 31, 2019
Total revenue increased $124.6 million or 44% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The 2020 revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base, partially offset by pricing pressure due to the evolution of our channel strategy and product mix. Disposable sensor and other revenue comprised approximately 80% of total revenue and Reusable Hardware revenue comprised approximately 20% of total revenue for the three months ended March 31, 2020. Disposable sensor and other revenue comprised approximately 75% of total revenue and Reusable Hardware revenue comprised approximately 25% of total revenue for the three months ended March 31, 2019.
Cost of sales increased $36.9 million or 33% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to increased sales volume. The gross profit of $256.5 million or 63% of total revenue for the three months ended March 31, 2020 increased $87.7 million compared to $168.8 million or 60% of total revenue for the same period in 2019. The first quarter of 2020 increase in gross profit dollars was primarily driven by increased revenues and product cost reduction partially offset by excess and obsolete inventory charges compared to the first quarter of 2019. The increase in gross margin percentage is primarily a function of cost reductions driven by incremental improvements to product design and manufacturing efficiencies.

Operating Expenses

	Three Months Ended March 31,		2020 - 2019
(In millions)	2020	2019	$ Change	% Change
Research and development	$73.1	$59.0	$14.1	24%
as a % of total revenue	18%	21%
Selling, general and administrative	149.8	124.2	25.6	21%
as a % of total revenue	37%	44%
Total operating expenses	$222.9	$183.2	$39.7	22%
as a % of total revenue	55%	65%
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
Quarter Ended March 31, 2020 Compared to Quarter Ended March 31, 2019
Research and Development Expense. Research and development expense increased $14.1 million or 24% for the three months ended March 31, 2020 compared to the same period of 2019. The increase was primarily due to $7.9 million in additional salaries, bonus, and payroll-related costs, $1.7 million in additional consulting fees, and $1.4 million in additional supplies costs. We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.
Selling, General and Administrative Expense. Selling, general and administrative expense increased $25.6 million or 21% for the three months ended March 31, 2020 compared to the same period of 2019. The increase was primarily due to higher sales-related costs commensurate with revenue growth and the continued commercialization of our products in the United States and international markets. Significant elements of the increase in selling, general, and administrative expenses included $8.3 million in additional marketing costs, $7.3 million in additional litigation costs, $6.6 million in additional salaries bonus and payroll-related costs, and $2.7 million in additional software costs, offset by $3.2 million in lower restructuring charges associated with our 2019 Restructuring Plan.

Non-Operating Income and Expenses
Interest Expense
Interest expense is comprised primarily of costs related to our senior convertible notes. Interest expense increased $0.5 million to $15.4 million for the three months ended March 31, 2020 compared to $14.9 million for the same period of 2019.
Loss from Equity Investments
We had no income or loss from equity investments for the three months ended March 31, 2020 and a loss from equity investments of $4.2 million for the three months ended March 31, 2019 consisting solely of realized losses on our equity investment in Tandem Diabetes Care, Inc. We sold all of our remaining equity investment in Tandem during the first quarter of 2019.
Interest and Other Income (Expense), Net
Interest income was $6.0 million and $7.3 million for the three months ended March 31, 2020 and 2019, respectively, and is related to our marketable debt securities portfolio. The decrease in interest income was primarily related to a decline in market interest rates partially offset by an increase in the average invested balances during 2020 compared to 2019.
Other income (expense) for the three months ended March 31, 2020 and 2019 consists primarily of foreign currency transaction gains and losses due to the effects of foreign currency fluctuations.
Income Tax Expense
We recorded income tax expense of $2.5 million on pre-tax income of $22.4 million for the three months ended March 31, 2020 compared to income tax expense of $0.3 million on a pre-tax loss of $26.6 million for the three months ended March 31, 2019. The income tax expense in both periods is attributed primarily to state and foreign income taxes in jurisdictions where we have no operating losses.
We maintain a full valuation allowance against our net deferred tax assets as of March 31, 2020 based on our assessment that it is not more likely than not these future benefits will be realized before expiration. The future release of our valuation allowance will result in a material benefit recognized in the quarter of release.

Liquidity and Capital Resources

Overview, Capital Resources, and Capital Requirements
 The resulting impact of the COVID-19 outbreak created various impacts to our financials as a result of taking necessary precautions for essential personnel to operate safely both in person as well as remotely. Costs incurred include items like incremental payroll costs, consulting support, IT infrastructure and facilities related costs. The estimated impact of COVID-19 for the year is currently unknown. The final impact may vary based on how long the current social and economic conditions exist. We do not believe the accumulated costs will present a material impact to our financial liquidity or position.
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations, proceeds from our senior convertible notes issuances, and access to our revolving line of credit. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital expenditures, acquisitions of businesses, and debt service costs.
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
A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in U.S. dollars. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. As a result, we monitor exposures in foreign currencies and where necessary employ various methods, including financial instruments, to mitigate the impact of foreign currency as needed. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the British Pound, the Euro, and the Canadian Dollar, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We currently engage in limited hedging transactions to reduce foreign currency risks on certain intercompany balances. We will continue to monitor and manage our financial exposures due to exchange rate fluctuations as an integral part of our overall risk management program. Our cash, cash equivalents and short-term marketable securities totaled $1,510.5 million as of March 31, 2020. None of those funds were restricted and approximately 97% of those funds were located in the United States. We intend to reinvest a substantial portion of our foreign earnings in those businesses, and we currently do not anticipate that we will need funds generated by foreign operations to fund our domestic ones.
Our cash, cash equivalents and short-term marketable securities as of March 31, 2020 decreased by $22.8 million from December 31, 2019 due to the factors described in “Cash Flows” below. We believe that our cash, cash equivalents, and marketable securities balances, projected cash contributions from our commercial operations, and our $200.0 million revolving line of credit, of which $194.6 million remains available, will be sufficient to meet our anticipated seasonal working capital needs, capital expenditure requirements, contractual obligations, commitments, debt service requirements, and other liquidity requirements associated with our operations for at least the next 12 months.
Revolving Credit Agreement
In December 2018, we entered into an amended and restated five-year $200.0 million revolving Credit Agreement, including a sub-facility of up to $10.0 million for letters of credit. Subject to customary conditions and the approval of any lender whose commitment would be increased, we have the option to increase the maximum principal amount available under the Credit Agreement by up to an additional $300.0 million, resulting in a maximum available principal amount of $500.0 million. However, at this time none of the lenders have committed to provide any such increase in their commitments. Revolving loans under the Credit Agreement will be available for general corporate purposes, including working capital and capital expenditures. As of March 31, 2020, we had no outstanding borrowings, $5.4 million in outstanding letters of credit, and a total available balance of $194.6 million under the Credit Agreement. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
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
See Note 4 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information about the terms of the Credit Agreement, the senior convertible notes, the 2023 Note Hedge, and the 2023 Warrants.

Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated. See the consolidated financial statements in Part I, Item 1 of this Quarterly Report for complete statements of cash flows for these periods.

	Three Months Ended March 31,		Change
(In millions)	2020	2019	2020 - 2019
Net cash provided by operating activities	$1.9	$11.8	$(9.9)
Net cash provided by (used in) investing activities	130.6	131.3	(0.7)
Net cash provided by financing activities	6.5	4.9	1.6
Effect of exchange rates on cash, cash equivalents, and restricted cash	(0.5)	0.6	(1.1)
Increase in cash, cash equivalents and restricted cash	$138.5	$148.6	$(10.1)
As of March 31, 2020, we had $1,510.5 million in cash, cash equivalents and short-term marketable securities, which is an decrease of $22.8 million compared to $1,533.3 million as of December 31, 2019. The primary cash flows during the three months ended March 31, 2020 and 2019 are described below.
Operating Cash Flows
Net cash provided by operating activities during the three months ended March 31, 2020 was comprised of net income of $19.9 million, net adjustments of $49.7 million and $67.7 million of changes in working capital balances. Net adjustments were primarily related to share-based compensation, depreciation and amortization, and non-cash interest expense for our senior convertible notes.

Net cash provided by operating activities during the three months ended March 31, 2019 was comprised of net loss of $26.9 million, net changes in working capital balances of $12.9 million, and $51.6 million of net non-cash expenses. Net non-cash expenses were primarily related to share-based compensation, depreciation and amortization, non-cash interest expense for our senior convertible notes, and a loss on the sale of our remaining equity investment in Tandem Diabetes Care, Inc.
Investing Cash Flows
Net cash provided by investing activities during the three months ended March 31, 2020 was primarily comprised of $164.2 million for net purchases of marketable securities and other equity investments and $33.2 million for capital expenditures.
Net cash provided by investing activities during the three months ended March 31, 2019 was primarily comprised of $170.6 million in net proceeds from sales of marketable securities partially offset by $39.3 million for capital expenditures.
Financing Cash Flows
Net cash provided by financing activities during the three months ended March 31, 2020 was primarily comprised of $6.7 million in proceeds from the issuance of common stock under our employee stock plans.
Net cash provided by financing activities during the three months ended March 31, 2019 was primarily comprised of $5.0 million from the issuance of common stock under our employee stock plans.

Contractual Obligations
We presented our contractual obligations as of December 31, 2019 in our Annual Report on Form 10-K for the year then ended. There were no significant changes to our contractual obligations during the three months ended March 31, 2020.

Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Guidance
For a description of recent accounting pronouncements and the potential impact of these pronouncements on our financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Market Price Sensitive Instruments
In order to reduce potential equity dilution, in connection with the issuance of the 2023 Notes we entered into the 2023 Hedge which entitles us to purchase shares of our common stock. Upon conversion of the 2023 Notes, the 2023 Hedge is expected to reduce the equity dilution if the daily volume-weighted average price per share of our common stock exceeds the strike price of the hedge. We also entered into warrant transactions with the counterparties of the 2023 Hedge entitling them to acquire shares of our common stock. The warrant transactions could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given quarterly or annual measurement period exceeds the strike price of the warrants. See Note 4 to the consolidated financial statements in Part II, Item 1 of this Quarterly Report for more information.
Foreign Currency Exchange Risk
A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in U.S. dollars. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. As a result, we monitor exposures in foreign currencies and where necessary employ various methods, including financial instruments, to mitigate the impact of foreign currency as needed. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the British

Pound, the Euro, and the Canadian Dollar, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.
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
We record exchange rate fluctuations resulting from the translation of the short-term intercompany balances between domestic entities and our foreign subsidiaries as foreign currency transaction gains or losses and include them in interest and other income (expense), net in our consolidated statement of operations. We occasionally enter into foreign currency forward contracts for certain intercompany balances in order to partially offset the impact from fluctuation of the foreign currency rates. We entered into no foreign currency forward contracts during the quarter ended March 31, 2020.
As of March 31, 2020, a notional amount of $20.0 million was outstanding to hedge currency risk relating to certain intercompany balances. The resulting impact from the hedging activity on our consolidated financial statements was not significant for the quarter ended March 31, 2020. The fair values of these derivatives are based on quoted market prices, which are Level 1 inputs, and the derivative instruments are recorded in other current assets or other current liabilities in our balance sheets consistent with the nature of the instrument at period end. Derivative gains and losses are included in interest and other income, net in our consolidated statement of operations.
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

ITEM 4 - CONTROLS AND PROCEDURES
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

ITEM 1 - LEGAL PROCEEDINGS
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
We also filed several lawsuits against AgaMatrix. We filed a patent infringement lawsuit against AgaMatrix in the United States District Court for the Central District of California. On September 15, 2017, we filed a patent infringement lawsuit against AgaMatrix in the United States District Court for the District of Delaware, asserting certain single-point blood glucose monitoring products of AgaMatrix infringe two patents held by us. In addition, on September 18, 2017, we filed a Complaint against AgaMatrix in the International Trade Commission, referred to as the ITC, requesting that the ITC institute an investigation and issue an order excluding certain products of AgaMatrix from importation into or sale in the United States based on AgaMatrix’s infringement of the same two patents asserted in the Delaware litigation.
Effective March 9, 2020, we reached a confidential global settlement of all the foregoing litigation and proceedings between us and AgaMatrix and WaveForm, which included a one-time payment that has been made by Dexcom. We received licenses to certain intellectual property. All pending litigation and other proceedings between Dexcom and AgaMatrix and WaveForm have been dismissed, or will be dismissed with prejudice by no later than May 8, 2020. As of March 31, 2020 we have accrued no amounts for contingent losses associated with these suits.
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

Risks Related to Our Business and Operations
The outbreak of the SARS-CoV-2 virus and the COVID-19 disease that it causes, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including our manufacturing, commercial operations and sales.
The outbreak of the SARS-CoV-2 virus and the COVID-19 disease that it causes has evolved into a global pandemic. The novel coronavirus has spread to many regions of the world, including the United States and Europe. The extent to which this coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the virus and the actions to contain it or to mitigate the COVID-19 impact, among others.
The spread of COVID-19, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business. For example, such restrictions may have a substantial impact on our customers and sales cycles. They have impacted our sales and marketing activity. Furthermore, changes in hospital or physician policies, federal, state or local regulations, prioritization of hospital or medical resources toward pandemic efforts may negatively affect the demand for our devices. The COVID-19 pandemic has, and may continue to, put pressure on global economic conditions and overall spending for medical device products, and may cause our customers to modify spending priorities or delay or abandon purchasing decisions. Further, if the spread of the coronavirus pandemic continues and our operations are adversely impacted, we risk a delay, default and/or nonperformance under existing agreements.
Severe respiratory symptoms, infections and deaths related to the pandemic may disrupt healthcare delivery in the United States as well as the operations of regulatory bodies with responsibility for oversight of healthcare and health and medical products. Such disruptions could result in the focus and prioritization of regulatory resources on emergent matters, which could divert regulatory resources away from more routine regulatory matters that are not COVID-19 related but that have the potential to impact our business. For example, there could be delays in FDA review of applications for marketing authorization, including those which may be necessary for or in connection with proposed changes to our products or the changes to the processes by which they are manufactured. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization or delay in regulatory review resulting from such disruptions could materially affect our ongoing device design, development, and commercialization plans.
Furthermore, the COVID-19 pandemic and associated shelter-in-place orders has and may continue to limit or restrict our ability to initiate, conduct or continue our clinical trials. Delays and disruption in our clinical trials has and may continue to result in delays for new or expanded marketing authorizations for our products, which could materially affect our development and commercialization plans for our products.
Additionally, as a result of the impact of the COVID-19 pandemic, some customers have and others may lose access to their private health insurance plan if they lose their job. As most of our customers rely on third-party payors, including government programs and private health insurance plans, to cover the cost of our products, our customers may lose coverage to our products, which may harm our business and results of operations.
We also currently utilize third parties to, among other things, manufacture components and materials for our devices, and to provide services such as sterilization services. We purchase these materials and services from numerous suppliers worldwide. If either we or any third-parties in the supply chain for components, materials or services used in the production of our devices are adversely impacted by the disruptions caused by, or restrictions resulting from, the COVID-19 pandemic, our supply chain may be disrupted, which may impact and/or limit our ability to manufacture and distribute our devices.
As a medical device manufacturer, we fall within a “critical essential infrastructure” sector, specifically the “Healthcare/Public Health” sector, and is considered exempt under various stay at home/shelter in place orders, including the California Executive Order N-33-20 (“Stay at Home Order”) dated March 19, 2020, as amended from time to time. Accordingly, our employees in California and other locations may continue to work because of the importance of our operations to the health and well-being of citizens in the states in which we operate. Consistent with these Stay at Home Orders, we have implemented telework policies wherever possible for appropriate categories of “nonessential” employees. “Essential” employees that are unable to telework continue to work at our facilities, and we have implemented appropriate safety measures, including social distancing, face covering, and increased sanitation standards. We have also suspended any requirement for an employee to obtain a doctor’s note to be absent from or return to the workplace, and are following guidance from the Center for Disease Control and the Occupational Safety and Health Administration regarding suspension of nonessential travel, self-isolation recommendations for employees returning from certain geographic areas, confirmed reports of any COVID-19 diagnosis among our employees, and the return of such employees to our workplace. Pursuant to updated guidance from the Equal Employment Opportunity Commission, we are engaging in limited and appropriate inquiries of employees regarding potential COVID-19 exposure, based on the direct threat that such exposure may present to our workforce. We continue to address other unique situations that arise among our workforce due to the COVID-19 pandemic on a case-by-case basis. While we believe that we have taken appropriate measures to ensure the health and well-being of our “essential” employees, there can be no assurances that our measures will be sufficient to protect our employees in our workplace or that they may otherwise be exposed to COVID-19 outside of our workplace. If a number of our essential employees become ill, incapacitated or are otherwise unable to continue working during the current or any future epidemic, our operations may be adversely impacted.
While the potential economic impact brought by, and the duration of, the pandemic is difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets. The trading prices for our common stock and other medical device companies have been highly volatile as a result of the COVID-19 pandemic, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event resulting from the impact of the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock.
The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our business, and we will continue to monitor the situation closely.
If our manufacturing capabilities are insufficient to produce an adequate supply of product at appropriate quality levels, our growth could be limited and our business could be harmed.
We currently have limited resources and facilities for manufacturing sufficient quantities of product to meet expected demand. In the past, we have had difficulty scaling our manufacturing operations to provide a sufficient supply of product to support market demand and our commercialization efforts. From time to time, we have also experienced brief periods of backorder and, at times, have had to limit the efforts of our sales force to introduce our products to new customers. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. We have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts; however, we cannot guarantee that supply will not be constrained in the future. In order to produce our products in the quantities we anticipate will be necessary to meet market demand, we will need to adequately predict the market demand for our products and increase our manufacturing capacity by a significant factor over the current level to meet or exceed the anticipated market demand. In addition, we will have to modify our manufacturing design, reliability and process if and when our next-generation continuous glucose monitoring, or CGM, technologies are approved, cleared or otherwise authorized by the applicable regulatory body and commercialized. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, materials procurement, manufacturing site expansion, problems with production yields and quality control and assurance. Continuing to develop commercial-scale manufacturing facilities will require the investment of substantial additional funds and the hiring and retention of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience. The scaling of manufacturing capacity is subject to numerous risks and uncertainties, and may lead to variability in product quality or reliability, increased construction timelines, as well as resources required to design, install and maintain manufacturing equipment, among others, all of which can lead to unexpected delays in manufacturing output. In addition, any changes to our manufacturing processes may trigger the need for submissions or notifications to, and in some cases advance approval from, the FDA or other regulatory authority because of the potential impact of changes on our previously cleared, approved and/or authorized devices. Our facilities are subject to inspections by the FDA and corresponding state agencies on an ongoing basis, and we must comply with Good Manufacturing Practices and FDA Quality Systems Regulations. We may be unable to adequately maintain, develop and expand our manufacturing process and operations or maintain compliance with FDA and state agency requirements, and manufacturing issues could impact our cleared and approved products. If we are unable to manufacture a sufficient supply of our current products or any future products for which we may receive approval or clearance, maintain control over expenses or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand, contractual obligations, and our business will suffer.
The global COVID-19 pandemic has and may continue to have an adverse impact on our manufacturing and distribution capabilities. Disruptions relating to the COVID-19 pandemic, including current shelter-in-place orders in the U.S. and other countries, could prevent employees, suppliers, distributors, and others from accessing manufacturing facilities and from transporting our products or the components required to manufacture our products. Further, worldwide supply chain disruption relating to the COVID-19 pandemic has resulted in product shortages that has and may continue to impact our ability to manufacture our devices. We currently utilize third parties to, among other things, manufacture components and materials for our devices, and to provide services such as sterilization services and we purchase these materials and services from numerous suppliers worldwide. If either we or any third-party parties in the supply chain for materials used in the production of our devices are adversely impacted by the impact of, and/or the restrictions resulting from, the COVID-19 pandemic, our supply chain may be disrupted, limiting our ability to manufacture our devices. These disruptions may, among other things, impact our ability to produce and supply products in quantities necessary to meet market demand.
Reduction in our manufacturing and shipping capabilities may have a material economic effect on our business and the results of our operations.
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
Additionally, the majority of our operations are conducted at facilities located in San Diego, California and Mesa, Arizona. We take precautions to safeguard our facilities, which include manufacturing protocols, insurance, health and safety protocols, and off-site storage of data. However, a natural or man-made disaster, such as fire, flood, earthquake, act of terrorism, cyber-attack or other disruptive event, such as the COVID-19 pandemic or another public health emergency, could cause substantial delays in our operations, damage, destroy or limit our manufacturing equipment, inventory, or records and cause us to incur additional expenses. Earthquakes are of particular significance since our primary manufacturing facilities in California are located in an earthquake-prone area. In the event our existing manufacturing facilities or equipment are affected by man-made or natural disasters, we may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business. The insurance we maintain against fires, floods, earthquakes and other natural disasters and similar events may not be adequate to cover our losses in any particular case. Further, insurance coverage may not be available or successfully secured for loss profits or business interruption relating to the COVID-19 pandemic and its impacts.
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
Although we work with our suppliers to try to ensure continuity of supply while maintaining quality, timeliness and reliability, the supply of these components, materials and services may be impacted, interrupted or insufficient. Our manufacturers and suppliers may also encounter problems during manufacturing for a variety of reasons, including the stringent regulations and requirements of regulatory agencies, including the U.S. FDA which may result in the failure to follow specific protocols and procedures, failure to comply with applicable regulations, failed FDA audit or inspection (for example, failures leading to Form 483 Observations and Warning Letters, or other enforcement actions), as well as equipment malfunction, environmental factors, and public health emergencies including but not limited to the global COVID-19 pandemic, any of which could delay or impede their ability to meet our demand.
In addition, if our sole- or single-source suppliers shift their manufacturing and assembly sites to other locations, these new sites may require additional FDA approval and inspection. Should any such FDA approval be delayed, or such inspection require corrective action, our supply of critical components may be constrained or eliminated. We may not be able to quickly establish additional or replacement suppliers, particularly for our single-source components, in part because of the FDA inspection and approval process and because of the custom nature of various parts we design. Any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products. Global supply chain disruption and resulting product shortages have already occurred and will continue to occur as a result of the global COVID-19 pandemic. We are working closely with our suppliers to ensure adequate manufacturing and production capabilities but we cannot predict the ultimate impact the current pandemic, or any other health epidemic, could have on our supply chain and our business more globally. We do not yet know the full extent of potential delays or impacts on our business, our supply chain or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the situation closely.

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

We also outsource certain services to other parties, including inside sales, certain transaction processing, accounting, information technology, manufacturing, and other areas. Outsourcing of services to third parties could expose us to suboptimal quality of service delivery or deliverables and potentially result in repercussions such as missed deadlines or other timeliness issues, erroneous data, supply disruptions, non-compliance (including with applicable legal or regulatory requirements and industry standards) and/or reputational harm, with potential negative effects on our results. Closure of non-essential businesses and shelter-in-place orders occurring in the U.S. and globally as a result of the COVID-19 pandemic may also adversely impact our outsourced operations. We continue to monitor this situation closely.
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
In the United States and other countries, government and private sector access to health care products continues to be a subject of focus, and efforts to reduce health care costs are being made by third-party payors. Most of our customers rely on third-party payors, including government programs and private health insurance plans, to cover the cost of our products. We expect that the continuing cost reduction and containment measures may reduce the cost or utilization of health care products and could lead to patients being unable to obtain approval for coverage or payment from these third-party payors. Additionally, as a result of COVID-19, there may be additional efforts by the government and private sector to reduce health care costs are being made by third-party payors and some customers may lose access to their private health insurance plan if they lose their job. As most of our customers rely on third-party payors, including government programs and private health insurance plans, to cover the cost of our products, our customers may lose coverage to our products, which may harm our business and results of operations.
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
We have experienced, and anticipate that we will continue to experience, decreasing prices for our products due to pricing pressure from managed care organizations and other third-party payors, increased market power of our payors as the medical device industry consolidates, and increased competition among suppliers, including manufacturing services providers. If the prices for our products and services decrease and we are unable to reduce our expenses, including the cost of sourcing materials, logistics and the cost to manufacture our products, our business, results of operations, financial condition and cash flows will be adversely affected. The global COVID-19 pandemic may result in increased costs for manufacturing and outsourced services while also causing additional pressure to reduce the prices for our products if a recession or depression occurs and people are unable to afford our products. We cannot predict the ultimate impact that the COVID-19 pandemic and its effects could have on our business operations, financial condition and cash flows.
We have incurred significant losses in the past and may incur losses in the future.
We have incurred significant operating losses in the past, including an operating loss of $14.4 million for the three months ended March 31, 2019. As of March 31, 2020, we had an accumulated deficit of $675.8 million. We have financed our operations primarily through private and public offerings of equity securities and debt and the sales of our products. We have devoted substantial resources to:

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
We must continue to develop and grow our sales and marketing organization and enter into partnerships or other arrangements to market and sell our products and/or collaborate with third parties, including distributors and others, to market and sell our products to maintain the commercial success of our G4 PLATINUM, G5 Mobile and G6 systems and to achieve commercial success for any of our future products. Developing and managing a direct sales organization is a difficult, expensive and time-consuming process. Although we have shifted our sales and marketing activity to be conducted virtually and remotely, restrictions in connection with the COVID-19 outbreak may have a substantial impact on our customers and sales cycles and have impacted and/or interrupted our sales and marketing activity
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

We currently employ sales and marketing personnel for the direct sale and marketing of our products in the United States, Canada and certain countries in Europe. Our direct sales and marketing team calls directly on healthcare providers and people with diabetes throughout the applicable country to initiate sales of our products. Our sales and marketing organization competes with the experienced, larger and well-funded marketing and sales operations of our competitors. We may not be able to successfully manage our dispersed sales force or increase our product sales at acceptable rates. Current shelter-in-place orders limit or prohibit our sales force from having in-person interactions with healthcare providers and people with diabetes, which may result in decreased sales of our products.
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
We have entered into distribution arrangements to leverage established distributors already engaged in the diabetes marketplace. Our distribution agreements with Byram and affiliates, Cardinal Health and affiliates (including Edgepark Medical Supplies), and AmerisourceBergen, our three most significant distributors, each generated more than 10% of our total revenue during the three months ended March 31, 2020. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. To the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States, Europe or other countries, our product margins could be lower than if we directly marketed and sold our products. To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and people with diabetes in Europe or other countries will largely depend on our ability to demonstrate their relative safety, effectiveness, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe or other countries. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, our future revenue may be reduced and our business may be harmed.
Although many third-party payors have adopted some form of coverage policy on continuous glucose monitoring devices, our products do not always have some form of coverage, including simple broad-based contractual coverage, with third-party payors and we frequently experience administrative challenges in obtaining reimbursement for our customers. If we are unable to obtain adequately broad reimbursement at acceptable prices for our products or any future products from third-party payors, our revenue may be negatively impacted.
As a medical device company, reimbursement from government and/or commercial third-party healthcare payors, including Medicare and Medicaid, is an important element of our success. In January 2017, the Centers for Medicare & Medicaid Services, or CMS, established a classification of “Therapeutic Continuous Glucose Monitors” as durable medical equipment eligible for coverage under Medicare Part B. Coverage criteria for therapeutic CGMs is determined by CMS under national coverage determinations as well as by local Medicare Administrative Contractors under local coverage determinations. Therefore, Medicare reimbursement for our CGM devices is subject to various coverage conditions and often requires a patient-specific coverage analysis. Medicare coverage as durable medical equipment is a determination that we had pursued with CMS for many years and which was made possible by the FDA’s decision in December 2016 to approve a non-adjunctive indication, or use, for our G5 Mobile system. In March 2017, CMS Medicare Administrative Contractors under local coverage determinations. Therefore, Medicare reimbursement for our CGM devices is subject to various coverage conditions and often requires a patient-specific coverage analysis issued interim instructions for individual claim adjudication providing instructions and billing codes for the reimbursement of individual claims for therapeutic CGM reimbursement that apply to our G6 and G5 Mobile systems, and in May 2017, CMS Medicare Administrative Contractors issued a revision to an existing joint Local

Coverage Determination, which establishes the Medicare conditions of coverage for therapeutic CGM, including our G5 Mobile and G6 systems.
Similarly, in September 2016, Germany’s Federal Joint Committee agreed to provide reimbursement for continuous glucose monitoring systems under certain conditions, which we believe are met by our G4 PLATINUM, G5 Mobile and G6 systems.
A number of regulatory and commercial hurdles remain relating to wide-scale sales where a government or commercial third-party payor provides reimbursement, including sales to Medicare beneficiaries. If we are unable to successfully address these hurdles, reimbursement of our products may be limited to a smaller subset of people with diabetes covered by Medicare or to those people with diabetes covered by other third-party payors that have adopted policies for CGM devices allowing for coverage of these devices if certain conditions are met. Adverse coverage or reimbursement decisions relating to our products by CMS, its Medicare Administrative Contractors, other state, federal or international payors, and/or third-party commercial payors could significantly reduce reimbursement, which could have an impact on the acceptance of, and demand for, our products and the prices that our customers are willing to pay for them.
As of March 31, 2020, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our G4 PLATINUM, G5 Mobile and G6 systems by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on CGM devices, typically, though not exclusively, under durable medical equipment benefits, those coverage policies frequently are restrictive and require significant medical documentation and other requirements in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. Moreover, it is not uncommon for governmental, including federal and/or state, agencies and their contractors to conduct periodic routine billing and compliance reviews that may entail extensive documentation requests, cooperation with which may require significant time and resources, and may result in identification of overpayments that may need to be refunded.
In addition, Medicare, Medicaid, other governmental health programs, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new and existing medical devices, and, as a result, they may be restrictive, or they may not cover or provide adequate payment for our products. Many of these programs impose documentation and other eligibility requirements that make it more difficult to obtain reimbursement. In order to obtain additional reimbursement arrangements, including under pharmacy benefits, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as leveraging increased competition, increasing eligibility requirements such as second opinions and other documentation, purchasing in a bundle, or redesigning benefits. We are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our dependence on the commercial success of the G4 PLATINUM, G5 Mobile and G6 systems makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for the G4 PLATINUM, G5 Mobile and G6 systems, people without coverage who have diabetes may not use our products. Furthermore, payors are increasingly basing reimbursement rates on factors such as prior approvals and the effectiveness of the product, clinical outcomes associated with the product, and any factors that negatively impact the effectiveness or clinical outcomes (or cause a perception of any such negative impact), such as the results of a clinical trial, a product defect, or a product recall, which could negatively impact the reimbursement rate.
Medicare does not cover any items or services that are not “reasonable and necessary.” In terms of CGM systems, Medicare covers the CGM system, which includes supplies necessary for the use of the device, under the Durable Medical Equipment (DME) benefit category. In order to be covered under this benefit, one component of the CGM system must meet the criteria for a durable medical device. To date, the receiver satisfied this criteria. To the extent that a receiver is not used by a Medicare beneficiary or CMS otherwise determines that the items and supplies ordered are not medically necessary, Medicare may not cover that CGM system or any associated supplies.
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
Several companies are developing and/or commercializing products for continuous or periodic monitoring of glucose levels in the interstitial fluid under the skin that compete directly with our products. In 2015, Abbott Diabetes Care, Inc. launched a consumer flash or intermittent scan glucose monitoring system, FreeStyle Libre, outside the United States. Abbott first received FDA approval for a professional-use version of this system in September 2016 for use in the United States for which readings are only made available to the patient through consultation with their healthcare provider. Abbott first received FDA approval for the consumer version of this system in September 2017 for use in the United States. Medtronic plc’s Diabetes Group markets and sells a standalone glucose monitoring product called Guardian Connect, which launched both internationally and in the United States after receiving FDA approval in 2018.
Medtronic and other third parties have developed or are developing insulin pumps integrated with CGM systems that provide, among other things, the ability to suspend insulin administration while the user’s glucose levels are low and to automate basal and bolus insulin dosing. Medtronic launched its 670G insulin delivery system in 2017.
Some of the companies developing or marketing competing devices are large and well-known publicly traded companies, and these companies may possess competitive advantages over us, including:

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
Additionally, some of our competitors are not subject to the Stark Law, since they do not bill Medicare directly for similar CGM systems and products. As noted above, the Stark Law is a strict liability statute and therefore, in order to ensure continued compliance, we must satisfy highly technical exceptions. These compliance efforts may limit our ability to engage in marketing practices commonly utilized by our competitors and as a result, our sales volumes may not keep pace. Conversely, if we do not strictly satisfy all criteria of an applicable Stark Law exception, we run the risk of incurring substantial financial penalties in the form of fines and potential False Claims Act damages as well as potential exclusion from participation in federal healthcare programs.
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

Even if approved or cleared by the FDA or foreign regulatory agencies, future generations of our CGM systems, expanded indications for use of current and future generation CGM systems, our software platforms or any other CGM system under development, may not be approved or cleared for the indications that are necessary or desirable for successful commercialization. We may not obtain the necessary regulatory approvals or clearances to market these CGM systems in the United States or outside of the United States. Any delay in, or failure to receive or maintain, approval or clearance for our products could prevent us from generating revenue from these products. The uncertain timing of regulatory approvals for future generations of our products could subject our current inventory to excess or obsolescence charges, which could have an adverse effect on our business, financial condition and operating results.
If we are unable to successfully complete the pre-clinical studies or clinical trials necessary to support additional PMA, de novo, or 510(k) applications or supplements, we may be unable to commercialize our CGM systems under development, which could impair our business, financial condition and operating results.
To support current and any future additional PMA, 510(k), de novo applications or supplements, we together with our partners, must successfully complete pre-clinical studies, bench-testing, and in some cases clinical trials that will demonstrate that the product is safe and effective. Product development, including pre-clinical studies and clinical trials, is a long, expensive and uncertain process and is subject to delays (including any potential delays due to the ongoing COVID-19 pandemic) and failure at any stage. Furthermore, the data obtained from the studies and trials may be inadequate to support approval of an application and the FDA may request additional clinical data in support of those applications, which may result in significant additional clinical expenses and may delay product approvals. While we have in the past obtained, and may in the future obtain, an investigational device exemption, or IDE, prior to commencing clinical trials for our products, FDA approval of an IDE application permitting us to conduct testing does not mean that the FDA will consider the data gathered in the trial to be sufficient to support approval of a PMA, de novo or 510(k) application or supplement, even if the trial’s intended safety and effectiveness endpoints are achieved. Additionally, since 2009, the FDA has significantly increased the scrutiny applied to its oversight of companies subject to its regulations, including device marketing submissions, by hiring new investigators and increasing the frequency and scope of its inspections of manufacturing facilities. The ongoing oversight by the FDA’s Center for Devices and Radiological Health could complicate the product approval process for certain of our and our partners’ products, and we cannot predict the effect of such procedural changes and cannot ascertain if such changes will have a substantive impact on the approval of our products or our partners’ products. If we fail to adequately respond to any changes to the 510(k) submission process and associated matters, our business may be adversely impacted.
Unexpected changes to the FDA or foreign regulatory approval processes could also delay or prevent the approval of our products submitted for review. For example, as part of the 21st Century Cures Act passed in 2016, Congress enacted several reforms that further affect medical device regulation both pre- and post-approval. In addition, the FDA is in the process of reviewing the 510(k) approval process and criteria and has announced initiatives to improve the current pre- and post-market regulatory processes and requirements associated with infusion pumps and other home use medical devices. As part of this effort, the FDA is reviewing the adverse event reporting and recall processes for insulin pumps. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. The data contained in our submissions, including data drawn from our clinical trials, may not be sufficient to support approval of our products or additional or expanded indications. Medical device company stock prices have declined significantly in certain circumstances where companies have failed to meet expectations in regards to the timing of regulatory approval. If the FDA’s response causes product approval delays, or is not favorable for any of our products, our stock price (and the market price of our senior convertible notes) could decline substantially. In November 2018, the FDA announced that it plans to make further changes aimed at modernizing the 510(k) clearance pathway, creating further uncertainty.
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
Further, the COVID-19 pandemic and associated shelter-in-place orders could limit or restrict our ability to initiate, conduct or continue our clinical trials. Delays and disruption in our clinical trials could results in delays for expanded FDA approvals of our products. We are unable to predict the length of such delays or the scope of the impact of COVID-19 on our clinical trials at this time. We are continuing to monitor this situation and to explore remote delivery methods to permit continuation of clinical trial activity.
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
Our CGM systems currently have regulatory marketing authorization limited to individual patient home-use, and have otherwise not received clearance or approval from the FDA or other regulators for use in hospital or other in-patient facility settings. The FDA notified us on April 1, 2020, in the context of the COVID-19 pandemic, that in an exercise of its enforcement discretion it will not object to DexCom providing CGM devices and support to users to enable real-time remote patient monitoring in hospitals and other healthcare facilities to support COVID-19 healthcare related efforts, so long as we provide certain FDA-specified information with respect to the unique challenges that CGM technologies can raise in the hospital environment. Our potential supply of our CGM systems for use in this environment during the COVID-19 pandemic may present risks to our business.
We have received, and may continue to receive, numerous inquiries from hospitals around the country about the use of our CGM devices to remotely monitor COVID-19 patients admitted into the hospital. Extension of CGM system use to hospitalized patients during the COVID-19 pandemic will allow hospital staff to monitor glucose remotely in patients and may reduce patient/provider interactions, which could help limit viral exposure by hospital staff and help preserve personal protective equipment (PPE.) In the context of the COVID-19 pandemic, the FDA has permitted for regulatory flexibility in a variety of specific circumstances, to expedite the development and availability of critical medical products that may be helpful in COVID-19-related efforts.
Following direct communication with the FDA regarding the potential use of our CGM devices in a hospital or other in-patient setting, the FDA notified us on April 1, 2020 that in an exercise of its enforcement discretion it will not object, in the context of the COVID-19 pandemic, to DexCom providing CGM devices and support to users to enable real-time remote patient monitoring in hospitals and other healthcare facilities, to support COVID-19 healthcare related efforts, so long as we provide certain FDA-specified information with respect to the unique challenges that CGM technologies can raise in the hospital environment.
As a condition of its exercise of enforcement discretion, the FDA has advised that we communicate the following information related to implementing the use of CGM systems for remote monitoring of hospitalized patients:

•Hospitals should consider whether they have the resources and expertise necessary to adequately implement CGM use and provide appropriate training to healthcare providers.
•CGM glucose results are less accurate than blood glucose results obtained using traditional testing methods (e.g., lab glucose, blood glucose meters). Users should consider all CGM glucose information (e.g., trend) along with individual glucose values, and interpret CGM results in the context of the full clinical picture.
•CGM systems are subject to interferences that may generate falsely high and falsely low glucose readings. Levels of interference depend on drug concentration; substances that may not significantly interfere in non-hospitalized patients may interfere when used in the hospital setting because of higher dose levels. Most drugs used in hospital or critical care settings have not been evaluated and their interference with CGM systems is unknown. Known interferences vary by CGM brand, and can include Acetaminophen, Ascorbic acid, Hydroxyurea, or other reducing drugs/ compounds.
•Poor peripheral blood perfusion may cause inaccurate sensor readings. CGM results should be interpreted considering accompanying patient conditions and medications. Other clinical conditions may also cause inaccurate readings.
Our provision of our CGM systems to hospitals and other healthcare facilities for use during the COVID-19 pandemic will contain the above notice.
We are not actively promoting nor do we plan to actively promote our CGM devices (and related support) for inpatient use, but if we supply them to such facilities as currently permitted by the FDA, this supply could present an increased risk of product liability claims and associated damages should an adverse event occur. Given that the our CGM devices have not yet been fully evaluated or tested (by DexCom or by the FDA) to the extent that would be required in standard circumstances for product development and marketing authorization, there could be unknown or unanticipated risks presented by use in this environment.
The FDA can also decide, at any time, to change its position regarding enforcement discretion for our devices, and require that we seek marketing authorization for this additional intended use by submitting a 510(k) premarket notification, or that we seek and obtain Emergency Use Authorization, or the FDA may determine this policy has expired if the impact of the COVID-19 pandemic subsides and there is no longer an urgent need to use our CGM systems for remote patient monitoring during the COVID-19 pandemic.
As we are unable to predict the duration or ultimate impact of the provision of our CGM systems to hospitals and other healthcare facilities for use during the COVID-19 pandemic at this time, we do not yet know the ultimate impact to our business or financial results. We will continue to monitor the situation closely.
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
As a result of the COVID-19 pandemic, many healthcare facilities are closed to non-emergent and elective services. Accordingly, our clinical investigators may not have an opportunity to recruit and enroll patients in our clinical trials. We cannot predict the length of current shelter-in-place orders or the impact of such orders and the COVID-19 pandemic more generally on the provision of non-emergent health services or the normal operation of our clinical sites, therefore, we cannot predict the ultimate impact that such restrictions may have on our clinical trial enrollment and results.
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
We depend to a significant degree on our senior management, especially Kevin Sayer, our President and Chief Executive Officer. Our success will depend on our ability to retain our senior management and to attract and retain qualified personnel in the future, including salespersons, scientists, clinicians, engineers and other highly skilled personnel. Competition for senior management personnel, as well as salespersons, scientists, clinicians and engineers, is intense and we may not be able to retain our personnel. The loss of the services of members of our senior management, scientists, clinicians or engineers could prevent the implementation and completion of our objectives, including the commercialization of our current products and the development and introduction of additional products. The loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. Each of our officers may terminate their employment at any time without notice and without cause or good reason. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees.
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
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercialization of our products, including growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our next-generation ambulatory CGM sensors and systems. Although we raised $389.0 million in net proceeds through the private sale of our convertible notes in June 2017, $75.0 million of which was used to repay our credit facility, $836.6 million in net proceeds through the private sale of our 2023 Notes in November 2018, $100.0 million of which we used to purchase shares of our common stock, and now have $194.6 million available to us under our credit facility (as reduced by our outstanding letters of credit), we could need funds to continue the commercialization of our current products and to develop and commercialize our next-generation sensors and systems or pursue other strategic initiatives. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we may need will depend on many factors, including:

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
The primary collection risks for our accounts receivable relate to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (exclusions, deductibles and copayments) remain outstanding. In addition, as a result of the impact of the COVID-19 pandemic, some customers have, and others may, lose access to their private health insurance plan if they lose their job. As most of our customers rely on third-party payors, including private health insurance plans, to cover the cost of our products, there has been, and may continue to be, a shift in financial responsibility to our customers for the amounts previously covered by their primary insurance carrier.
In the event that we are unsuccessful in collecting payments owed by patients, and/or experience increases in the amount, or deterioration in the collectability, of uninsured and patient due accounts receivable, this could adversely affect our cash flows and results of operations. We may also be adversely affected by the growth in patient responsibility accounts, as a result of increases in the adoption of plan structures, due to evolving health care policy and insurance landscapes that shift greater responsibility for care to individuals through greater exclusions and copayment and deductible amounts.
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

Risks Related to Healthcare Industry Shifts and Changing Regulations
The outbreak SARS-CoV-2 virus and the COVID-19 disease that it causes, or similar public health crises, have and could have a material impact on the healthcare industry as a whole and have resulted and could result in sweeping changes to applicable laws and regulations that are temporary in nature.
The outbreak of the SARS-CoV-2 virus and the COVID-19 disease that it causes has evolved into a global pandemic. The novel coronavirus has spread to many regions of the world, including the United States and Europe. As noted above, this novel coronavirus has caused substantial disruption to our way of life and to the healthcare market, including closures of non-essential businesses and cancellation of well visits and elective procedures. Vulnerable patients, including diabetic patients, may be at a higher risk of contracting COVID-19 and may experience more severe symptoms from the disease. It is difficult to predict what impact COVID-19 will have on our business and resulting operations. At the same time, the U.S. federal and state governments have relaxed certain laws and regulations to combat the spread of the novel coronavirus, including removal of restrictions on the delivery and payment for remote healthcare services and the expansion of FDA’s enforcement discretion with respect to certain off-label uses of products that may benefit COVID-19 response and prevention efforts. These changes in the law are occurring quickly, are subject to varying interpretations, and are temporary in nature. We are closely following these changes and we are adapting our operations to quickly respond to the needs of our patients and to accommodate additional requests by hospitals and other healthcare facilities to aid in their COVID-19 efforts. We may interpret these changes differently than an applicable government regulator and may be subject to audits in the future. To the extent that any of our interpretations are found to be incorrect, we could be subject to enforcement action or overpayment liability. We may also need to quickly revert to past operations in the event that flexibilities resulting from the pandemic are removed and standard requirements are re-imposed. We are unable to predict the extent to which this pandemic will impact our business and operating results, including new information that may emerge concerning the virus and the actions to contain it or to treat COVID-19, among others.
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

Risks Related to Non-Compliance with Laws, Regulations and Contractual Requirements
We conduct business in a heavily regulated industry and if we fail to comply with applicable laws and government regulations, we could become subject to penalties, be excluded from participation in government programs, and/or be required to make significant changes to our operations.
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
In addition, the laws and regulations impacting or affecting our business may change significantly in the future. Any new laws or regulations may adversely affect our business, including any changes in laws and regulations due to the COVID-19 pandemic. A review of our business by courts or regulatory authorities may result in a determination that could adversely affect our operations. Also, the regulatory environment applicable to our business may change in a way that restricts or adversely impacts our operations.
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
We train and educate employees and marketing representatives on the Anti-Kickback Statute and their obligations thereunder, and we endeavor to comply with the applicable safe harbors. However, some of our arrangements, like many other common and non-abusive arrangements, may implicate the Anti-Kickback Statute and are not covered by a safe harbor, but nevertheless do not present a material risk to beneficiaries or federal healthcare programs and, as such, would not likely invite government scrutiny or prosecution or warrant the imposition of sanctions. However, we cannot offer assurance that arrangements that do not squarely meet an exception or safe harbor will not be found to violate the Anti-Kickback Statute. Allegations of violations of the Anti-Kickback Statute can also trigger liability under the federal Civil Monetary Penalty Law and federal civil False Claims Act, thereby increasing the penalty structure for these violations.
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
In response to the COVID-19 pandemic, we have modified our business practices and implemented telework policies wherever possible for appropriate categories of “nonessential” employees to minimize the disruption to our operations, to the extent possible. The continuation of these telework policies for “nonessential employees” also introduces additional operational risk, including increased cybersecurity risk. These cyber risks may include, among other risks, greater phishing, malware, and other cybersecurity attacks, vulnerability to or disruptions of our information technology infrastructure and systems to support remote operations, increased risk of unauthorized access, use or dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction, alteration or misuse of valuable information, including proprietary business information and personally identifiable information of individuals, all of which could expose us to risks of data or financial loss, litigation and liability.
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
We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud based systems during or as a result of the COVID-19 pandemic, could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, ransomware or other malware, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. If our systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may significantly suffer and we may be subject to litigation, government enforcement actions and other actions for which we could face financial liability and other adverse consequences which may include:

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
The outbreak of the SARS-CoV-2 virus and the COVID-19 disease that it causes has also led to healthcare equipment shortages in the U.S. and around the world. Certain U.S. federal government orders have limited companies from exporting certain equipment (such as ventilators) to other countries. Currently, no such orders have been issued with respect to CGMs, however, if supply chain disruption causes significant shortages in CGMs or other equipment, it is possible that we could face additional barriers to exporting our devices outside of the United States.
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
Our operations and performance depend on worldwide economic and political conditions. These conditions have been adversely impacted by continued global economic uncertainty, political instability and military hostilities in multiple geographies, concerns over the potential downgrade of U.S. sovereign debt and continued sovereign debt, monetary and financial uncertainties in Europe and other foreign countries, and global health pandemics such as the COVID-19 pandemic. These include potential reductions in the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries. These conditions have made and may continue to make it difficult for our customers and potential customers to afford our products, and could cause our customers to stop using our products or to use them less frequently. If that were to occur, our revenue may decrease and our performance may be negatively impacted. In addition, the pressure on consumers to absorb more of their own health care costs has resulted in some cases in higher deductibles and limits on durable medical equipment, which may cause seasonality in purchasing patterns. Furthermore, during economic uncertainty, our customers have had job losses and may continue to have issues gaining timely access to sufficient health insurance or credit, which could result in their unwillingness to purchase products or impair their ability to make timely payments to us. While the potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock.
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
Our operations in countries outside the United States, which accounted for approximately 28% of our revenues for the three months ended March 31, 2020, are accompanied by certain financial and other risks. In addition to opening offices in Austria, Canada, Germany, the Philippines, Switzerland and the United Kingdom, in connection with distributor acquisitions and otherwise, we intend to continue to pursue growth opportunities in sales outside the United States, especially in Asia (including Japan and Korea) and Europe, and we may increase our use of administrative and support functions from locations outside the United States, which could expose us to greater risks associated with our sales and operations. As we pursue opportunities outside the United States, we may become more exposed to these risks and our ability to scale our operations effectively may be affected. Additionally, we may experience difficulties in scaling these functions from locations outside the United States and may not experience the expected cost efficiencies.
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
As a final example, on June 23, 2016, the United Kingdom, or U.K., held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” As a result, the U.K. left the European Union on January 31, 2020, and this began a transition period that is set to end on December 31, 2020, during which the U.K. government will negotiate the terms of the U.K.’s future relationship with the European Union. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports and on the movement of people between the U.K. and European Union countries, and increased regulatory complexities.
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
We also filed several lawsuits against AgaMatrix. We filed a patent infringement lawsuit against AgaMatrix in the United States District Court for the Central District of California. On September 15, 2017, we filed a patent infringement lawsuit against AgaMatrix in the United States District Court for the District of Delaware, asserting certain single-point blood glucose monitoring products of AgaMatrix infringe two patents held by us. In addition, on September 18, 2017, we filed a Complaint against AgaMatrix in the International Trade Commission, referred to as the ITC, requesting that the ITC institute an investigation and issue an order excluding certain products of AgaMatrix from importation into or sale in the United States based on AgaMatrix’s infringement of the same two patents asserted in the Delaware litigation.
Effective March 9, 2020, we reached a confidential global settlement of all the foregoing litigation and proceedings between us and AgaMatrix and WaveForm, which included a one-time payment that has been made by Dexcom. We received licenses to certain intellectual property. All pending litigation and other proceedings between Dexcom and AgaMatrix and WaveForm have been dismissed, or will be dismissed with prejudice by no later than May 8, 2020. As of March 31, 2020 we have accrued no amounts for contingent losses associated with these suits.
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
In addition, from time to time, we are subject to various claims, complaints and legal actions arising out of the ordinary course of business, including commercial insurance, product liability or employment related matters. Also, from time to time, we may bring claims or initiate lawsuits against various third parties with respect to matters arising out of the ordinary course of our business, including commercial and employment related matters. We do not believe we are party to any currently pending legal proceedings, the outcome of which could have a material adverse effect on our business, financial condition or results of operations. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, financial condition or results of operations.
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
As a result of the COVID-19 pandemic, we have received and continue to receive, numerous requests from hospitals and healthcare facilities around the country regarding the use of our CGM devices to remotely monitor COVID-19 patients admitted into the hospital. As noted above, the FDA has informed us that they intend to exercise enforcement discretion and will not object to DexCom’s provision of its G6 CGM systems to such facilities for use in the inpatient setting during the pandemic. However, our CGM devices are currently approved only for in-home use by patients for the purpose of personal diabetes management and have not otherwise been cleared or approved by the FDA for hospital use. Given that the G6 CGM has not yet been fully evaluated or tested (by DexCom or by the FDA) to the extent that would be required in standard circumstances for product development and marketing authorization, there could be unknown or unanticipated risks presented by use in this environment.
To the extent that inpatient use of our CGM systems cause or contribute to an adverse event, we may be subjected to additional product liability lawsuits. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in reduced acceptance of our products in the market.
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
We are not actively promoting nor do we plan to actively promote our G6 CGM devices for inpatient use, but if we supply them to such facilities as currently permitted by FDA, this supply could present an increased risk of product liability claims and associated damages should an adverse even occur. Given that the G6-CGM has not yet been fully evaluated or tested (by DexCom or by the FDA) to the extent that would be required in standard circumstances for product development and marketing authorization, there could be unknown or unanticipated risks presented by use in this environment.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future. From January 1, 2020 through April 22, 2020, the closing price of our common stock on the Nasdaq Global Select Market was as high as $323.40 per share and as low as $191.16 per share. In addition, the trading prices for our common stock and other medical device companies have been highly volatile as a result of the COVID-19 pandemic.
The market price of our common stock is influenced by many factors that are beyond our control, including the following:

•	securities analyst coverage or lack of coverage of our common stock or changes in their estimates of our financial performance;

•	variations in quarterly operating results;

•	future sales of our common stock by our stockholders;

•	investor perception of us and our industry;

•	announcements by us or our competitors of significant agreements, acquisitions, or capital commitments or product launches or discontinuations;

•	changes in market valuation or earnings of our competitors;

•	negative business or financial announcements regarding our partners;

•	general economic conditions;

•	regulatory actions;

•	legislation and political conditions;

•	global health pandemics, such as COVID-19; and

•	terrorist acts.
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
We have entered into a revolving credit agreement and a pledge and security agreement with JPMorgan Chase Bank and four other lenders to fund our business operations. These agreements impose numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of March 31, 2020, we were in compliance with the covenants imposed by the loan and security agreement. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
Increasing our financial leverage could affect our operations and profitability.
In December 2018, we entered into a five-year $200.0 million revolving credit agreement. As of March 31, 2020, we had no outstanding borrowings, $5.4 million in outstanding letters of credit, and a total available balance of $194.6 million under our multi-currency revolving credit facility.
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
This issuance of shares by us in the future, including by conversion of our senior convertible notes in certain circumstances, the issuance of shares of our common stock to partners, including up to 2,025,036 shares of our common stock that we may issue to Verily and Onduo LLC pursuant to the Restated Collaboration Agreement, or sales of shares by our stockholders may cause the market price of our common stock to decline, perhaps significantly, even if our business is performing well. The market price of our common stock could also decline if there is a perception that sales of our shares are likely to occur in the future. This might also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Also, we may issue securities in connection with future financings and acquisitions, and those shares could dilute the holdings of other stockholders.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future and the terms of our credit agreement restrict our ability to declare or pay dividends. As a result, stockholders (including holders of our senior convertible notes who receive shares of our common stock, if any, upon conversion of their notes) may only receive a return on their investment in our common stock if the market price of our common stock increases.
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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION
None.

ITEM 6 - EXHIBITS
The following exhibits are filed as a part of this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 is formatted in Inline XBRL					X

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

DEXCOM, INC. (Registrant)

Dated:	April 28, 2020	By:	/s/ KEVIN R. SAYER
Kevin R. Sayer, Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Dated:	April 28, 2020	By:	/s/ QUENTIN S. BLACKFORD
Quentin S. Blackford, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)