Form 10-Q
period 2020-06-30
DEXCOM INC
filed 2020-07-28
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 21, 2020, there were 95,742,207 shares of the Registrant’s common stock outstanding.

DexCom, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Consolidated Balance Sheets
(Unaudited)

(In millions, except par value data)	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$530.0	$446.2
Short-term marketable securities	1,978.8	1,087.1
Accounts receivable, net	296.5	286.3
Inventory	165.3	119.8
Prepaid and other current assets	62.4	30.0
Total current assets	3,033.0	1,969.4
Property and equipment, net	384.3	321.3
Operating lease right-of-use assets	71.6	71.5
Goodwill	18.7	18.6
Other assets	14.2	14.2
Total assets	$3,521.8	$2,395.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$315.9	$256.4
Accrued payroll and related expenses	67.4	88.5
Operating lease liabilities, current portion	15.1	13.6
Deferred revenue	1.7	1.7
Total current liabilities	400.1	360.2
Long-term senior convertible notes	1,658.8	1,059.7
Operating lease liabilities, net of current portion	73.7	72.4
Other long-term liabilities	35.3	20.1
Total liabilities	2,167.9	1,512.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 million shares authorized; no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 200.0 million shares authorized; 96.2 million and 95.4 million shares issued and outstanding, respectively, at June 30, 2020; and 92.4 million and 91.6 million shares issued and outstanding, respectively, at December 31, 2019	0.1	0.1
Additional paid-in capital	2,079.8	1,675.9
Accumulated other comprehensive income	3.5	2.3
Accumulated deficit	(629.5)	(695.7)
Treasury stock, at cost; 0.8 million shares at June 30, 2020 and December 31, 2019	(100.0)	(100.0)
Total stockholders’ equity	1,353.9	882.6
Total liabilities and stockholders’ equity	$3,521.8	$2,395.0
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2020	2019	2020	2019
Revenues	$451.8	$336.4	$856.9	$616.9
Cost of sales	167.7	129.9	316.3	241.6
Gross profit	284.1	206.5	540.6	375.3
Operating expenses:
Research and development	79.9	69.0	153.0	128.0
Selling, general and administrative	136.4	138.3	286.2	262.5
Total operating expenses	216.3	207.3	439.2	390.5
Operating income (loss)	67.8	(0.8)	101.4	(15.2)
Interest expense	(20.3)	(15.0)	(35.7)	(29.9)
Loss on extinguishment of debt	(5.4)	—	(5.4)	—
Loss from equity investments	—	—	—	(4.2)
Interest and other income, net	4.1	6.5	8.3	13.4
Income (loss) before income taxes	46.2	(9.3)	68.6	(35.9)
Income tax expense (benefit)	(0.1)	1.2	2.4	1.5
Net income (loss)	$46.3	$(10.5)	$66.2	$(37.4)

Basic net income (loss) per share	$0.49	$(0.12)	$0.71	$(0.41)
Shares used to compute basic net income (loss) per share	93.8	91.1	92.8	90.7
Diluted net income (loss) per share	$0.48	$(0.12)	$0.69	$(0.41)
Shares used to compute diluted net income (loss) per share	97.0	91.1	95.6	90.7

See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net income (loss)	$46.3	$(10.5)	$66.2	$(37.4)
Other comprehensive income (loss), net of tax:
Translation adjustments and other	0.5	(0.1)	(0.2)	(0.1)
Unrealized gain (loss) on marketable debt securities	(0.7)	0.5	1.4	0.6
Total other comprehensive income (loss), net of tax	(0.2)	0.4	1.2	0.5
Comprehensive income (loss)	$46.1	$(10.1)	$67.4	$(36.9)

See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended June 30, 2020
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2020	92.3	$0.1	$1,706.5	$3.7	$(675.8)	$(100.0)	$934.5
Issuance of common stock under equity incentive plans	0.1	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	—	—	—	—	—	—	—
Equity component of 2025 Notes issuance, net of issuance costs	—	—	289.4	—	—	—	289.4
Repurchase and conversions of 2022 Notes	3.0	—	53.2	—	—	—	53.2
Share-based compensation expense	—	—	30.7	—	—	—	30.7
Net income	—	—	—	—	46.3	—	46.3
Other comprehensive loss, net of tax	—	—	—	(0.2)	—	—	(0.2)
Balance at June 30, 2020	95.4	$0.1	$2,079.8	$3.5	$(629.5)	$(100.0)	$1,353.9

	Three Months Ended June 30, 2019
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2019	91.0	$0.1	$1,590.6	$1.6	$(823.7)	$(100.0)	$668.6
Issuance of common stock under equity incentive plans	0.2	—	0.1	—	—	—	0.1
Issuance of common stock for Employee Stock Purchase Plan	—	—	—	—	—	—	—
Share-based compensation expense	—	—	29.7	—	—	—	29.7
Net loss	—	—	—	—	(10.5)	—	(10.5)
Other comprehensive income, net of tax	—	—	—	0.4	—	—	0.4
Balance at June 30, 2019	91.2	$0.1	$1,620.4	$2.0	$(834.2)	$(100.0)	$688.3
See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Six Months Ended June 30, 2020
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	91.6	$0.1	$1,675.9	$2.3	$(695.7)	$(100.0)	$882.6
Issuance of common stock under equity incentive plans	0.8	—	0.3	—	—	—	0.3
Issuance of common stock for Employee Stock Purchase Plan	—	—	6.4	—	—	—	6.4
Equity component of 2025 Notes issuance, net of issuance costs	—	—	289.4	—	—	—	289.4
Repurchase and conversions of 2022 Notes	3.0	—	53.2	—	—	—	53.2
Share-based compensation expense	—	—	54.6	—	—	—	54.6
Net income	—	—	—	—	66.2	—	66.2
Other comprehensive income, net of tax	—	—	—	1.2	—	—	1.2
Balance at June 30, 2020	95.4	$0.1	$2,079.8	$3.5	$(629.5)	$(100.0)	$1,353.9

	Six Months Ended June 30, 2019
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	90.0	$0.1	$1,560.6	$1.5	$(798.9)	$(100.0)	$663.3
Cumulative-effect adjustment from adoption of new lease accounting standard	—	—	—	—	2.1	—	2.1
Issuance of common stock under equity incentive plans	1.1	—	0.3	—	—	—	0.3
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	4.8	—	—	—	4.8
Share-based compensation expense	—	—	54.7	—	—	—	54.7
Net loss	—	—	—	—	(37.4)	—	(37.4)
Other comprehensive income, net of tax	—	—	—	0.5	—	—	0.5
Balance at June 30, 2019	91.2	$0.1	$1,620.4	$2.0	$(834.2)	$(100.0)	$688.3
See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2020	2019
Net income (loss)	$66.2	$(37.4)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	28.3	21.5
Share-based compensation	54.6	54.7
Loss on extinguishment of debt	5.4	—
Non-cash interest expense	30.3	24.5
Realized loss on equity investment	—	4.2
Other non-cash income and expenses	3.5	(1.9)
Changes in operating assets and liabilities:
Accounts receivable, net	(10.4)	9.2
Inventory	(45.5)	(47.2)
Prepaid and other assets	(26.6)	(2.3)
Operating lease right-of-use assets and liabilities, net	(1.2)	(1.1)
Accounts payable and accrued liabilities	56.8	53.9
Accrued payroll and related expenses	(20.8)	1.6
Deferred revenue and other liabilities	15.4	(3.4)
Net cash provided by operating activities	156.0	76.3
Cash flows from investing activities:
Purchases of marketable securities	(1,740.0)	(934.5)
Proceeds from sale and maturity of marketable securities	849.5	513.8
Purchases of property and equipment	(91.4)	(86.2)
Other investing activities	(2.8)	(1.2)
Net cash used in investing activities	(984.7)	(508.1)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	1,188.8	—
Repurchase of convertible notes	(282.6)	—
Net proceeds from issuance of common stock	6.7	5.1
Other financing activities	(0.4)	(0.3)
Net cash provided by financing activities	912.5	4.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.2)	(0.3)
Increase (decrease) in cash, cash equivalents and restricted cash	83.6	(427.3)
Cash, cash equivalents and restricted cash, beginning of period	446.4	1,137.1
Cash, cash equivalents and restricted cash, end of period	$530.0	$709.8

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$530.0	$709.2
Restricted cash	—	0.6
Total cash, cash equivalents and restricted cash	$530.0	$709.8

Supplemental disclosure of non-cash investing and financing transactions:
Common stock issued for repurchase and conversions of senior convertible notes	$1,190.0	$—
Acquisition of property and equipment included in accounts payable and accrued liabilities	$17.0	$7.1
Right-of-use assets obtained in exchange for lease liabilities	$5.3	$55.8
See accompanying notes

DexCom, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Organization and Significant Accounting Policies

Organization and Business
DexCom, Inc. is a medical device company that develops and markets continuous glucose monitoring, or CGM, systems for the management of diabetes by patients, caregivers, and clinicians around the world. Unless the context requires otherwise, the terms “we,” “us,” “our,” the “company,” or “DexCom” refer to DexCom, Inc. and its subsidiaries.

Basis of Presentation and Principles of Consolidation
We have prepared the accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.
Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. We experience seasonality that is typical in our industry, with lower sales in the first quarter of each year compared to the fourth quarter of the previous year.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2019 included in the Annual Report on Form 10-K that we filed with the SEC on February 13, 2020.
These consolidated financial statements include the accounts of DexCom, Inc. and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The functional currencies of our international subsidiaries are generally the local currencies. We translate the financial statements of our foreign subsidiaries into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for each period for revenue, costs and expenses. We include translation-related adjustments in comprehensive income (loss) and in accumulated other comprehensive income in the equity section of our consolidated balance sheets. Gains and losses resulting from certain intercompany transactions as well as transactions with customers and vendors that are denominated in currencies other than the functional currency of each entity give rise to foreign exchange gains or losses that we record in interest and other income, net in our consolidated statements of operations.

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in our consolidated financial statements and the disclosures made in the accompanying notes. Areas requiring significant estimates include transaction price, net accounts receivable, excess or obsolete inventories and the valuation of inventory, and accruals for litigation contingencies. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.

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

Revenue Recognition
We generate our revenue from the sale of our reusable transmitter and receiver, collectively referred to as Reusable Hardware and disposable sensors. We refer to Reusable Hardware and disposable sensors in this section as Components.
Policy Elections

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
Contract Balances
Contract balances represent amounts presented in our consolidated balance sheets when either we have transferred goods or services to the customer or the customer has paid consideration to us under the contract. These contract balances include accounts receivable and deferred revenue. Payment terms vary by contract type and type of customer and generally range from 30 to 90 days.
Accounts receivable as of June 30, 2020 included unbilled accounts receivable of $7.2 million. Unbilled accounts receivable consists of revenue recognized for Components we have delivered but not yet invoiced to customers. We expect to invoice and collect all unbilled accounts receivable within 12 months.
We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. The table below shows revenue that we recognized as a result of changes in the contract liability balances in the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$0.8	$2.0	$1.3	$2.6

Our performance obligations are generally satisfied within 12 months of the initial contract date. The deferred revenue balance related to performance obligations that will be satisfied after 12 months was $5.4 million as of June 30, 2020 and $2.1 million as of December 31, 2019, and is included in other long-term liabilities in our consolidated balance sheets.
Deferred Cost of Sales
Deferred cost of sales are associated with sales for which revenue recognition criteria are not met but product has shipped and released from inventory. Deferred cost of sales are included in prepaid and other current assets in our consolidated balance sheets.
Incentive Compensation Costs
We generally expense incentive compensation associated with our internal sales force when incurred because the amortization period for such costs, if capitalized, would have been one year or less. We record these costs in selling, general and administrative expense in our consolidated statements of operations.

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
Potentially dilutive common shares consist of shares issuable from restricted stock units, warrants, and our senior convertible notes. Potentially dilutive common shares issuable upon vesting of restricted stock units and exercise of warrants are determined using the average share price for each period under the treasury stock method. Potentially dilutive common shares issuable upon conversion of our senior convertible notes are determined using the if-converted method.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net income (loss)	$46.3	$(10.5)	$66.2	$(37.4)

Net income (loss) per common share
Basic	$0.49	$(0.12)	$0.71	$(0.41)
Diluted	$0.48	$(0.12)	$0.69	$(0.41)

Basic weighted average shares outstanding	93.8	91.1	92.8	90.7
Dilutive potential common stock outstanding:
Restricted stock units	0.9	—	1.1	—
Warrants	2.3	—	1.7	—
Senior convertible notes	—	—	—	—
Diluted weighted average shares outstanding	97.0	91.1	95.6	90.7

In periods of net losses, we exclude potentially dilutive common shares from the computation of the diluted net loss per share for those periods as the effect would be anti-dilutive.
Outstanding anti-dilutive securities not included in the diluted net income (loss) per share attributable to common stockholders calculations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Restricted stock units	—	2.1	0.1	2.1
Warrants	2.9	5.2	3.5	5.2
Senior convertible notes	8.7	9.2	9.0	9.2
Total	11.6	16.5	12.6	16.5

Recent Accounting Guidance
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods, and early adoption is permitted. Our adoption of ASU 2016-13 at the beginning of the first quarter of 2020 did not have a significant impact on our consolidated financial statements. We are continuing to monitor the impact of the novel strain of coronavirus, SARS-CoV-2 (“COVID-19”) outbreak on expected credit losses.
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
The following table summarizes financial assets that we measured at fair value on a recurring basis as of June 30, 2020, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$402.6	$—	$—	$402.6

Debt securities, available for sale:
U.S. government agencies	—	1,600.2	—	1,600.2
Commercial paper	—	295.3	—	295.3
Corporate debt	—	83.3	—	83.3
Total debt securities, available for sale	—	1,978.8	—	1,978.8

Other assets (1)	2.4	—	—	2.4

Total assets measured at fair value on a recurring basis	$405.0	$1,978.8	$—	$2,383.8

(1) Includes assets which are held pursuant to a deferred compensation plan for senior management, which consist mainly of mutual funds.
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
(1) Includes assets which are held pursuant to a deferred compensation plan for senior management, which consist mainly of mutual funds.
There were no transfers between Level 1 and Level 2 securities during the three and six months ended June 30, 2020 and 2019. There were no transfers into or out of Level 3 securities during the three and six months ended June 30, 2020 and 2019.
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
Fair Value of Senior Convertible Notes
The fair value, based on trading prices (Level 1), of our senior convertible notes were as follows as of the dates indicated:

	Fair Value Measurements Using Level 1
(In millions)	June 30, 2020	December 31, 2019
Senior Convertible Notes due 2022	$151.9	$890.8
Senior Convertible Notes due 2023	2,108.2	1,260.0
Senior Convertible Notes due 2025	1,239.2	*
Total fair value of outstanding senior convertible notes	$3,499.3	$2,150.8
* Not Applicable
For more information on the carrying values of our senior convertible notes, see Note 4, “Debt.”
Foreign Currency and Derivative Financial Instruments
From time to time we engage in limited hedging transactions to reduce foreign currency risks. The fair values of these derivatives are based on quoted market prices, which are Level 1 inputs, and the derivative instruments are recorded in current assets or current liabilities in our consolidated balance sheets consistent with the nature of the instrument at period end. Derivative gains and losses are included in interest and other income, net in our consolidated statements of operations.
As of June 30, 2020 and December 31, 2019, notional amounts of $25.0 million and $8.0 million, respectively, were outstanding to hedge certain foreign currency risk. The resulting impact from the hedging activity on our consolidated financial statements was not significant for the periods presented.

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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. We recorded no significant impairment losses during the three and six months ended June 30, 2020 and 2019.

3. Balance Sheet Details

Short-Term Marketable Securities
Short-term marketable securities, consisting of equity securities and debt securities, were as follows as of the dates indicated:

	June 30, 2020
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available for sale:
U.S. government agencies	$1,598.7	$1.6	$(0.1)	$1,600.2
Commercial paper	295.3	0.2	(0.2)	$295.3
Corporate debt	83.1	0.2	—	$83.3
Total debt securities, available for sale	$1,977.1	$2.0	$(0.3)	$1,978.8

	December 31, 2019
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available for sale:
U.S. government agencies	$675.6	$0.4	$—	$676.0
Commercial paper	248.1	0.1	—	248.2
Corporate debt	163.0	—	(0.1)	162.9
Total debt securities, available for sale	$1,086.7	$0.5	$(0.1)	$1,087.1

As of June 30, 2020 and December 31, 2019, all of our debt securities had contractual maturities of less than 12 months. Gross realized gains and losses on sales of our debt securities during the three and six months ended June 30, 2020 and 2019 were not significant.
We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For the debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities as of June 30, 2020 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Inventory

Inventory was as follows as of the dates indicated:

(In millions)	June 30, 2020	December 31, 2019
Raw materials	$59.1	$64.9
Work-in-process	15.0	11.1
Finished goods	91.2	43.8
Total inventory	$165.3	$119.8

During the three and six months ended June 30, 2020, we recorded excess and obsolete inventory charges of $1.7 million and $6.8 million, respectively, in cost of sales as a result of our ongoing assessment of sales demand, inventory on hand for each product and the continuous improvement and innovation of our products. During the three and six months ended June 30, 2019, we recorded excess and obsolete inventory charges of $1.7 million and $3.3 million, respectively, in cost of sales primarily as a result of our ongoing assessment of sales demand and inventory on hand.

Property and Equipment
Property and equipment was as follows as of the dates indicated:

(In millions)	June 30, 2020	December 31, 2019
Building and land (1)	$15.5	$15.5
Furniture and fixtures	13.0	12.8
Computer software and hardware	33.0	32.7
Machinery and equipment	165.2	130.2
Leasehold improvements	120.7	102.5
Construction in progress	158.2	132.6
Total cost	505.6	426.3
Less accumulated depreciation and amortization	(121.3)	(105.0)
Total property and equipment, net	$384.3	$321.3
(1)Represents our finance lease right-of-use assets.

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities were as follows as of the dates indicated:

(In millions)	June 30, 2020	December 31, 2019
Accounts payable trade	$108.4	$102.3
Accrued tax, audit, and legal fees	21.4	14.0
Accrued rebates	147.5	93.3
Accrued warranty	9.3	7.4
Other accrued liabilities	29.3	39.4
Total accounts payable and accrued liabilities	$315.9	$256.4

Other Long-Term Liabilities
Other long-term liabilities were as follows as of the dates indicated:

(In millions)	June 30, 2020	December 31, 2019
Finance lease obligations	$14.0	$14.4
Contractual obligations	12.6	—
Other liabilities	8.7	5.7
Total other liabilities	$35.3	$20.1

4. Debt

Senior Convertible Notes
The carrying amounts of our senior convertible notes were as follows as of the dates indicated:

(In millions)	June 30, 2020	December 31, 2019
Principal amount:
Senior Convertible Notes due 2022	$37.2	$400.0
Senior Convertible Notes due 2023	850.0	850.0
Senior Convertible Notes due 2025	1,207.5	—
Total principal amount	2,094.7	1,250.0
Unamortized debt discount	(414.2)	(177.2)
Unamortized debt issuance costs	(21.7)	(13.1)
Carrying amount of liability component	$1,658.8	$1,059.7

Carrying amount of equity component	$467.7	$242.2

Remaining amortization period of debt discount on the liability component:
Senior Convertible Notes due 2022	1.9 years	2.5 years
Senior Convertible Notes due 2023	3.4 years	4.0 years
Senior Convertible Notes due 2025	5.4 years	*

* Not Applicable
For our senior convertible notes for which the if-converted value exceeded the principal amount, the amount in excess of principal is as follows as of the dates indicated:

(In millions)	June 30, 2020	December 31, 2019
Senior Convertible Notes due 2022	$115.0	$486.2
Senior Convertible Notes due 2023	1,272.8	372.4
Total by which the notes’ if-converted value exceeds their principal amount	$1,387.8	$858.6

The following table summarizes the components of interest expense and the effective interest rates for each of our senior convertible notes for the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Cash interest expense:
Contractual coupon interest (1)	$2.4	$2.4	$4.7	$4.7
Non-cash interest expense:
Accretion of debt discount	16.5	11.3	28.3	22.6
Amortization of debt issuance costs	1.1	0.9	2.0	1.8
Total interest expense recognized on senior notes	$20.0	$14.6	$35.0	$29.1

Effective interest rates:
Senior Convertible Notes due 2022	5.1%	5.1%	5.1%	5.1%
Senior Convertible Notes due 2023	5.6%	5.6%	5.6%	5.6%
Senior Convertible Notes due 2025	5.5%	*	5.5%	*
(1) Interest on the 2022 Notes began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year. Interest on the 2023 Notes began accruing upon issuance and is payable semi-annually on June 1 and December 1 of each year. Interest on the 2025 Notes began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year.
* Not Applicable
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

(1)
during any calendar quarter commencing after September 30, 2017 (and only during such calendar quarter), if the last reported sale price of DexCom’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 2022 Notes on each such trading day;

(2)
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2022 Notes for each day of that five day consecutive trading day period was less than 98% of the product of the last reported sale price of DexCom’s common stock and the applicable conversion rate of the Notes on such trading day;

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
Circumstance (1) listed above occurred during the quarter ended June 30, 2020. On June 29, 2020, DexCom issued a notice of redemption to the holders of its outstanding 2022 Notes which is described below.
Conversion Rights at Our Option
On or after May 15, 2020, DexCom may redeem for cash all or part of the remaining 2022 Notes, at its option, if the last reported sale price of our common stock has been at least 140% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which DexCom provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the 2022 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.
Repurchase, Conversion, and Redemption of 2022 Notes
In May 2020, we used approximately $282.6 million of the net proceeds from the 2025 Notes offering described below and issued 1,953,067 shares of DexCom common stock to repurchase $260.0 million principal amount outstanding of the 2022 Notes and the associated conversion feature of the repurchased notes (which was recorded in additional paid-in capital). In addition, during the quarter ended June 30, 2020 holders of 2022 Notes with a principal amount of $102.8 million exercised their option to convert their 2022 Notes. We settled these conversions by issuing 1,037,319 shares of our common stock. As a result of the repurchase and conversions of the 2022 Notes, we recorded a $5.4 million loss on extinguishment of debt for the three and six months ended June 30, 2020. The loss on extinguishment of debt includes the unamortized debt issuance costs for the 2022 Notes.
The repurchase and conversions of the 2022 Notes resulted in remaining balances of $37.2 million, $2.8 million and $0.3 million of principal outstanding, debt discount and debt issuance costs, respectively, as of June 30, 2020. On June 29, 2020, we issued a notice of redemption to the holders of our outstanding 2022 Notes pursuant to which we will redeem the outstanding 2022 Notes for cash at a price of 100% of the principal amount of the 2022 Notes plus accrued and unpaid interest, if any, on July 31, 2020, unless earlier converted. Prior to July 31, 2020, holders of outstanding 2022 Notes are entitled to convert their 2022 Notes to shares of our common stock at a rate of 10.0918 shares per $1,000 principal amount of 2022 Notes. In the event any holder delivers a conversion notice as provided in the indenture related to the 2022 Notes, we intend to satisfy our conversion obligation by delivering shares of our common stock.
From July 1, 2020 through July 24, 2020, holders of 2022 Notes with a principal amount of $32.5 million exercised their option to convert their 2022 Notes and we settled these conversions by issuing 327,834 shares of our common stock.
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

(1)
during any calendar quarter commencing after March 31, 2019 (and only during such calendar quarter), if the last reported sale price of DexCom’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 2023 Notes on each such trading day;

(2)
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2023 Notes for each day of that five-day consecutive trading day period was less than 98% of the product of the last reported sale price of DexCom’s common stock and the applicable conversion rate of the 2023 Notes on such trading day;

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
Circumstance (1) listed above occurred during the quarter ended March 31, 2020 and as a result, the 2023 Notes were convertible at the option of the holder from April 1, 2020 through June 30, 2020; actual conversions during that quarter were not significant. Circumstance (1) listed above also occurred during the quarter ended June 30, 2020 and as a result, the 2023 Notes will remain convertible at the option of the holder from July 1, 2020 through September 30, 2020.
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
0.25% Senior Convertible Notes due 2025
In May 2020, we completed an offering of $1.21 billion aggregate principal amount of unsecured senior convertible notes with a stated interest rate of 0.25% and a maturity date of November 15, 2025 (the 2025 Notes). The net proceeds from the offering, after deducting initial purchasers’ discounts and estimated costs directly related to the offering, were approximately $1.19 billion. The initial conversion rate of the 2025 Notes is 1.6655 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $600.42 per share, subject to adjustments, with a maximum conversion rate of 2.3732. The 2025 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. We use the if-converted method for assumed conversion of the 2025 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share.
Since upon conversion by the holders we may elect to settle such conversion in shares of our common stock, cash, or a combination thereof, we accounted for the cash conversion option as an equity instrument classified to stockholders’ equity. As a result, we recognized $289.4 million in additional paid-in-capital during 2020.
No principal payments are due on the 2025 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the indenture relating to the 2025 Notes includes customary terms and covenants, including certain events of default after which the 2025 Notes may be due and payable immediately.
Conversion Rights at the Option of the Holders
In the event of a fundamental change (as defined in the indenture related to the 2025 Notes), holders of the 2025 Notes have the right to require us to repurchase for cash all or a portion of their notes at a price equal to 100% of the principal amount of the 2025 Notes, plus any accrued and unpaid interest. Holders of the 2025 Notes who convert their notes in connection with a make-whole fundamental change (as defined in the indenture) or following the delivery by DexCom of a notice of redemption are, under certain circumstances, entitled to an increase in the conversion rate.
Prior to 5:00 p.m., New York City time, on the business day immediately preceding August 15, 2025, holders of the 2025 Notes may convert all or a portion of their notes, in multiples of $1,000 principal amount, only under the following circumstances:

(1)
during any calendar quarter commencing after September 30, 2020 (and only during such calendar quarter), if the last reported sale price of Dexcom’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the Notes on each such trading day;

(2)
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each day of that five day consecutive trading day period was less than 98% of the product of the last reported sale price of DexCom’s common stock and the applicable conversion rate of the Notes on such trading day;

(3)	if we call any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or

(4)	upon the occurrence of specified corporate transactions.
 On or after August 15, 2025, until 5:00 p.m., New York City time, on the business day immediately preceding the maturity date, holders of the 2025 Notes may convert all or a portion of their notes regardless of the foregoing circumstances.
Conversion Rights at Our Option
DexCom may not redeem the 2025 Notes prior to May 20, 2023. On or after May 20, 2023 and prior to August 15, 2025, DexCom may redeem for cash all or part of the 2025 Notes, at its option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which DexCom provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the 2025 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

Revolving Credit Agreement
Terms of the Revolving Credit Agreement
On December 19, 2018, we entered into an amended and restated revolving credit agreement which was subsequently amended on May 11, 2020 (as amended, the Credit Agreement). The Credit Agreement provides for available principal amount of $200.0 million which can be increased up to $500.0 million at our option subject to customary conditions and approval of our lenders. Borrowings under the Credit Agreement are available for general corporate purposes, including working capital and capital expenditures.
Information related to availability and outstanding borrowings on our Credit Agreement is as follows as of the date indicated:

(In millions)	June 30, 2020
Available principal amount	$200.0
Letters of credit sub-facility	10.0
Outstanding borrowings	—
Outstanding letters of credit	5.4
Total available balance	$194.6

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
Our obligations under the Credit Agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of DexCom and the guarantors, including all or a portion of the equity interests of our domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge). The Credit Agreement contains covenants that limit certain indebtedness, liens, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents, and sale and leaseback transactions of DexCom or any of its domestic subsidiaries. The Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of June 30, 2020.

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

Effective March 9, 2020, we reached a confidential global settlement of all the foregoing litigation and proceedings between us and AgaMatrix and WaveForm, which included a one-time payment that has been made by Dexcom. We received licenses to certain intellectual property. All pending litigation and other proceedings between Dexcom and AgaMatrix and WaveForm have been dismissed. As of June 30, 2020 we have accrued no amounts for contingent losses associated with these suits.
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

6. Income Taxes
Our effective tax rate for the six months ended June 30, 2020 was 3.5%, based on an estimated annual effective tax rate of 2.5% and including the impact of certain return to provision adjustments. The income taxes estimated for the year include state and foreign income taxes in jurisdictions where we have no net operating losses.
As of June 30, 2020, we continue to maintain a full valuation allowance against our net deferred tax assets based on our assessment that it is not more likely than not these future benefits will be realized before expiration. We analyze our ability to realize our deferred tax assets quarterly, weighing all available positive and negative evidence of future taxable income. A future release of the valuation allowance will result in a material tax benefit recognized in the quarter of release.

7. Stockholders’ Equity
Share-Based Compensation Expense
The following table summarizes share-based compensation expense, net of capitalized amounts, for the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Cost of sales	$4.1	$2.4	$6.0	$4.7
Research and development	9.8	9.2	18.0	17.7
Selling, general and administrative	16.8	18.1	30.6	32.3
Total share-based compensation expense included in net income	$30.7	$29.7	$54.6	$54.7

As of June 30, 2020, unrecognized estimated compensation costs related to unvested restricted stock units, or RSUs, and performance stock units, or PSUs, totaled $190.3 million and is expected to be recognized through 2023.
Restricted Stock Units
A summary of our RSU and PSU activity for the six months ended June 30, 2020 is as follows:

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
(In millions, except weighted average grant date fair values)	Shares	Fair Value	Value
Nonvested at December 31, 2019	1.8	$96.63	$392.0
Granted	0.4	291.68
Vested	(0.8)	87.53
Forfeited	—	107.68
Nonvested at June 30, 2020	1.4	$161.58	$572.2

The total vest date fair value of RSUs that vested during the six months ended June 30, 2020 was $224.0 million. No PSUs vested during that period.

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
Revenues by geographic region
During the three and six months ended June 30, 2020 and 2019, no individual country outside the United States generated revenue that represented more than 10% of our total revenue. The table below sets forth revenues for the periods shown by our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the product. The majority of our long-lived assets are located in the United States.

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
(Dollars in millions)	Amount	% of Total	Amount	% of Total
United States	$367.1	81%	$266.3	79%
Outside of the United States	84.7	19%	70.1	21%
Total	$451.8	100%	$336.4	100%

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
(Dollars in millions)	Amount	% of Total	Amount	% of Total
United States	$659.4	77%	$476.8	77%
Outside of the United States	197.5	23%	140.1	23%
Total revenues	$856.9	100%	$616.9	100%

Revenues by customer sales channel
The following table sets forth revenues by major sales channel for the periods shown:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Distributor	$331.7	73%	$221.8	66%
Direct	120.1	27%	114.6	34%
Total	$451.8	100%	$336.4	100%

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Distributor	$617.8	72%	$409.6	66%
Direct	239.1	28%	207.3	34%
Total	$856.9	100%	$616.9	100%

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are not purely historical regarding DexCom’s or its management’s intentions, beliefs, expectations and strategies for the future. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are made as of the date of this report, deal with future events, are subject to various risks and uncertainties, and actual results could differ materially from those anticipated in those forward-looking statements. The risks and uncertainties include, among other things, impacts on our business due to health pandemics or other contagious outbreaks, such as the current COVID-19 pandemic. The risks and uncertainties that could cause actual results to differ materially are more fully described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, elsewhere in this Quarterly Report, and in our other reports filed with the SEC. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results. You should read the following discussion and analysis together with our consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report.

Overview
We are a medical device company that develops and markets continuous glucose monitoring, or CGM, systems for the management of diabetes by patients, caregivers, and clinicians around the world. We received approval from the Food and Drug Administration, or FDA, and commercialized our first product in 2006. We launched our latest generation system, the DexCom G6® integrated Continuous Glucose Monitoring System, or G6, in 2018. Unless the context requires otherwise, the terms “we,” “us,” “our,” the “company,” or “DexCom” refer to DexCom, Inc. and its subsidiaries.
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
Impact of COVID-19 Pandemic
During the first six months of 2020, we were subject to challenging social and economic conditions created as a result of the novel strain of coronavirus, SARS-CoV-2 (“COVID-19”). The resulting impact of the COVID-19 outbreak created various financial impacts to our operations as a result of taking necessary precautions for essential personnel to operate safely both in person as well as remotely. Costs incurred include items like incremental payroll costs, consulting support, IT infrastructure and facilities-related costs.
During the second quarter of 2020, we made Dexcom CGM systems available for use in hospital settings and other healthcare facilities to assist frontline workers during the COVID-19 pandemic. During that time we started to see benefits from the shift to telemedicine and growing appreciation in the market for DexCom’s real-time connectivity for virtual diabetes care as well as patient monitoring in the hospital setting. However, we also saw some negative impact to new patient additions due to broad stay-at-home orders and as clinicians moved to adopt virtual care models. We are continuing to monitor these potential positive and negative impacts closely.
The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers, suppliers or third-party business partners conduct business and as a result, we have begun to experience more pronounced disruptions in our operations. We may experience constrained supply or curtailed customer demand that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, production delays, closures of manufacturing facilities, warehouses and logistics supply and distribution chains and staffing shortages, decreases or delays in customer demand and spending, difficulties or changes to our sales process and customer support. As of the filing date of this Form 10-Q, the extent to which COVID-19 may impact our financial condition or results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See Risk Factors in Part II, Item 1A of this Quarterly Report for further discussion of the possible impact of the COVID-19 pandemic on our business.

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
Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There were no material changes to our critical accounting policies during the six months ended June 30, 2020.

Results of Operations

Financial Overview

	Three Months Ended June 30,		2020 - 2019
(In millions, except per share amounts)	2020	2019	$ Change	% Change
Total revenue	$451.8	$336.4	$115.4	34%
Gross profit	284.1	206.5	77.6	38%
Operating income (loss)	67.8	(0.8)	68.6	*
Net income (loss)	46.3	(10.5)	56.8	*

Basic net income (loss) per share	0.49	(0.12)	0.61	*
Diluted net income (loss) per share	$0.48	$(0.12)	$0.60	*
* = Not Meaningful

	Six Months Ended June 30,		2020 - 2019
(In millions, except per share amounts)	2020	2019	$ Change	% Change
Total revenue	$856.9	$616.9	$240.0	39%
Gross profit	540.6	375.3	165.3	44%
Operating income (loss)	101.4	(15.2)	116.6	*
Net income (loss)	66.2	(37.4)	103.6	*

Basic net income (loss) per share	0.71	(0.41)	1.12	*
Diluted net income (loss) per share	$0.69	$(0.41)	$1.10	*
* = Not Meaningful

Revenue, Cost of Sales and Gross Profit
We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. We typically experience seasonality, with lower sales in the first quarter of each year compared to the immediately preceding fourth quarter. This seasonal sales pattern relates to U.S. annual insurance deductible resets and unfunded flexible spending accounts.
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
Quarter Ended June 30, 2020 Compared to Quarter Ended June 30, 2019

	Three Months Ended June 30,		2020 - 2019
(In millions)	2020	2019	$ Change	% Change
Total revenue	$451.8	$336.4	$115.4	34%
Cost of sales	167.7	129.9	37.8	29%
Gross profit	$284.1	$206.5	$77.6	38%
Gross profit as a percent of total revenue	63%	61%
Total revenue increased $115.4 million or 34% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The 2020 revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base, partially offset by pricing pressure due to the evolution of our channel strategy and product mix. Disposable sensor and other revenue comprised approximately 81% of total revenue and Reusable Hardware revenue comprised approximately 19% of total revenue for the three months ended June 30, 2020. Disposable sensor and other revenue comprised approximately 77% of total revenue and Reusable Hardware revenue comprised approximately 23% of total revenue for the three months ended June 30, 2019.
Cost of sales increased $37.8 million or 29% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to increased sales volume. The gross profit of $284.1 million or 63% of total revenue for the three months ended June 30, 2020 increased $77.6 million compared to $206.5 million or 61% of total revenue for the same period in 2019. The increase in gross profit and gross margin in the second quarter of 2020 compared to the second quarter of 2019 were primarily driven by increased revenues and cost savings associated with incremental improvements to product design and manufacturing efficiencies. These were partially offset by charges associated with discontinuing certain manufacturing equipment and processes as we shift to more automated manufacturing, charges for contract manufacturing contractual obligations, and incremental payroll costs related to the COVID-19 pandemic.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

	Six Months Ended June 30,		2020 - 2019
(In millions)	2020	2019	$ Change	% Change
Total revenue	$856.9	$616.9	$240.0	39%
Cost of sales	316.3	241.6	74.7	31%
Gross profit	$540.6	$375.3	$165.3	44%
Gross profit as a percent of total revenue	63%	61%
Total revenue increased $240.0 million or 39% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The 2020 revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base, partially offset by pricing pressure due to the evolution of our channel strategy and product mix. Disposable sensor and other revenue comprised approximately 80% of total revenue and Reusable Hardware revenue comprised approximately 20% of total revenue for the six months ended June 30, 2020. Disposable sensor and other revenue comprised approximately 77% of total revenue and Reusable Hardware revenue comprised approximately 23% of total revenue for the six months ended June 30, 2019.
Cost of sales increased $74.7 million or 31% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to increased sales volume. The gross profit of $540.6 million or 63% of total revenue for the six months ended June 30, 2020 increased $165.3 million compared to $375.3 million or 61% of total revenue for the same period in 2019. The increase in gross profit and gross margin in the first six months of 2020 compared to the first six months of 2019 were primarily driven by increased revenues and cost savings associated with incremental improvements to product design and manufacturing efficiencies. These were partially offset by charges associated with discontinuing certain manufacturing equipment and processes as we shift to more automated manufacturing, higher excess and obsolete inventory charges and charges for contract manufacturing contractual obligations, and incremental payroll costs related to the COVID-19 pandemic.

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
Quarter Ended June 30, 2020 Compared to Quarter Ended June 30, 2019

	Three Months Ended June 30,		2020 - 2019
(In millions)	2020	2019	$ Change	% Change
Research and development	$79.9	$69.0	$10.9	16%
as a % of total revenue	18%	21%
Selling, general and administrative	136.4	138.3	(1.9)	(1)%
as a % of total revenue	30%	41%
Total operating expenses	$216.3	$207.3	$9.0	4%
as a % of total revenue	48%	62%

Research and Development Expense. Research and development expense increased $10.9 million or 16% for the three months ended June 30, 2020 compared to the same period of 2019. The increase was primarily due to $7.0 million in additional salaries, bonuses, and payroll-related costs and $2.3 million in additional software costs. We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased $1.9 million or 1% for the three months ended June 30, 2020 compared to the same period of 2019. Significant elements of the decrease in selling, general, and administrative expenses included $6.8 million related to variable compensation plans and $3.6 million in lower restructuring charges associated with our 2019 Restructuring Plan, partially offset by $6.4 million in additional consulting fees and $6.1 million in additional marketing costs.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

	Six Months Ended June 30,		2020 - 2019
(In millions)	2020	2019	$ Change	% Change
Research and development	$153.0	$128.0	$25.0	20%
as a % of total revenue	18%	21%
Selling, general and administrative	286.2	262.5	23.7	9%
as a % of total revenue	33%	43%
Total operating expenses	$439.2	$390.5	$48.7	12%
as a % of total revenue	51%	63%
Research and Development Expense. Research and development expense increased $25.0 million or 20% for the six months ended June 30, 2020 compared to the same period of 2019. The increase was primarily due to $14.8 million in additional salaries, bonuses, and payroll-related costs, $3.7 million in additional additional software costs, and $2.8 million in additional facility costs. We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.
Selling, General and Administrative Expense. Selling, general and administrative expense increased $23.7 million or 9% for the six months ended June 30, 2020 compared to the same period of 2019. Significant elements of the increase in selling, general, and administrative expenses included $14.3 million in additional marketing costs, $8.1 million in additional consulting fees, $7.8 million in additional salaries, bonuses, and payroll-related costs and $5.0 million in additional litigation costs, partially offset by $6.8 million in lower restructuring charges associated with our 2019 Restructuring Plan and $5.5 million related to variable compensation plans.

Non-Operating Income and Expenses
Interest Expense
Interest expense is comprised primarily of costs related to our senior convertible notes. Interest expense increased $5.3 million to $20.3 million for the three months ended June 30, 2020 compared to $15.0 million for the same period of 2019. Interest expense increased $5.8 million to $35.7 million for the six months ended June 30, 2020 compared to $29.9 million for the same period of 2019. The increase in interest expense for the periods presented is primarily related to the issuance of our 2025 Notes.
Loss on Extinguishment of Debt
We recorded a $5.4 million loss on extinguishment of debt during the three months ended June 30, 2020 in connection with the repurchase and conversions of a portion of our 2022 Notes. See Note 4 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information about these transactions.
Loss from Equity Investments
The loss from equity investments of $4.2 million for the six months ended June 30, 2019 consisted solely of realized losses on our equity investment in Tandem Diabetes Care, Inc. We sold all of our remaining equity investment in Tandem during the first quarter of 2019.

Interest and Other Income (Expense), Net
Interest income is related to our marketable debt securities portfolio. Interest income was $3.6 million and $9.6 million for the three and six months ended June 30, 2020, respectively, compared to $6.8 million and $14.1 million for the three and six months ended June 30, 2019, respectively. The decrease in interest income was primarily related to a decline in market interest rates, partially offset by an increase in the average invested balances during 2020 compared to 2019.
Other income (expense) for the three and six months ended June 30, 2020 and 2019 consists primarily of foreign currency transaction gains and losses due to the effects of foreign currency fluctuations.
Income Tax Expense
We recorded an income tax benefit of $0.1 million on pre-tax income of $46.2 million for the three months ended June 30, 2020 compared to income tax expense of $1.2 million on a pre-tax loss of 9.3 million for the three months ended June 30, 2019. We recorded income tax expense of $2.4 million on pre-tax income of $68.6 million for the six months ended June 30, 2020 compared to income tax expense of $1.5 million on a pre-tax loss of $35.9 million for the six months ended June 30, 2019.
The income tax benefit for the three months ended June 30, 2020 is primarily related to an increase in forecasted U.S. income causing an increase in state tax expense, offset by a reversal of foreign income tax expense recognized in the prior quarter. Income tax expense for the three months ended June 30, 2019 is primarily related to foreign income tax in jurisdictions with current taxable income.
Income tax expense for the six months ended June 30, 2020 is primarily related to state and foreign income taxes in jurisdictions where we have no operating losses. Income tax expense for the six months ended June 30, 2019 is primarily related to foreign income taxes in jurisdictions with current taxable income.
We maintain a full valuation allowance against our net deferred tax assets as of June 30, 2020 based on our assessment that it is not more likely than not these future benefits will be realized before expiration. We analyze our ability to realize our deferred tax assets quarterly, weighing all available positive and negative evidence of future taxable income. The future release of our valuation allowance will result in a material benefit recognized in the quarter of release.

Liquidity and Capital Resources

Overview, Capital Resources, and Capital Requirements
 The impact of the COVID-19 outbreak created various financial impacts to our operations as a result of taking necessary precautions for essential personnel to operate safely both in person as well as remotely. Costs incurred include items like incremental payroll costs, consulting support, IT infrastructure and facilities related costs. The estimated impact of COVID-19 for the year is currently unknown. The final impact may vary based on how long the current social and economic conditions exist. We do not believe the accumulated costs will present a material impact to our financial liquidity or position.
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations, proceeds from issuance of senior convertible notes, and access to our revolving line of credit. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital expenditures, acquisitions of businesses, and debt service costs.
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
A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in U.S. dollars. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. As a result, we monitor exposures in foreign currencies and where necessary employ various methods, including financial instruments, to mitigate the impact of foreign currency as needed. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the British Pound, the Euro, and the Canadian Dollar, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We currently engage in limited hedging transactions to reduce foreign currency risks on certain intercompany balances. We will continue to monitor and manage our financial exposures due to exchange rate fluctuations as an integral part of our overall risk management program. Our cash, cash equivalents and short-term marketable securities totaled $2.51 billion as of June 30, 2020. None of those funds were restricted and approximately 97% of those funds were located in the United States. We intend to reinvest a substantial portion of our foreign earnings in those businesses, and we currently do not anticipate that we will need funds generated by foreign operations to fund our domestic ones.
Our cash, cash equivalents and short-term marketable securities as of June 30, 2020 increased by $975.5 million from December 31, 2019 due to the factors described in “Cash Flows” below. We believe that our cash, cash equivalents, and marketable securities balances, projected cash contributions from our commercial operations, and our $200.0 million revolving line of credit, of which $194.6 million remains available, will be sufficient to meet our anticipated seasonal working capital needs, capital expenditure requirements, contractual obligations, commitments, debt service requirements, and other liquidity requirements associated with our operations for at least the next 12 months.
Revolving Credit Agreement
In December 2018, we entered into an amended and restated five-year $200.0 million revolving credit agreement which was subsequently amended on May 11, 2020 (as amended, the Credit Agreement). The Credit Agreement also includes a sub-facility of up to $10.0 million for letters of credit. Subject to customary conditions and the approval of any lender whose commitment would be increased, we have the option to increase the maximum principal amount available under the Credit Agreement by up to an additional $300.0 million, resulting in a maximum available principal amount of $500.0 million. However, at this time none of the lenders have committed to provide any such increase in their commitments. Revolving loans under the Credit Agreement will be available for general corporate purposes, including working capital and capital expenditures. As of June 30, 2020, we had no outstanding borrowings, $5.4 million in outstanding letters of credit, and a total available balance of $194.6 million under the Credit Agreement. We monitor counterparty risk associated with the institutional lenders that are providing this credit facility. We currently believe that this credit facility will be available to us should we choose to borrow under it.

Senior Convertible Notes
The following table summarizes our outstanding senior convertible note obligations as of June 30, 2020:

Issuance Date	Coupon Rate	Aggregate Principal (in millions)	Maturity Date	Initial Conversion Rate per Share of Common Stock	Conversion Price per Share of Common Stock
June 2017	0.75%	$37.2	May 15, 2022	10.0918	$99.09
November 2018	0.75%	850.0	December 1, 2023	6.0869	$164.29
May 2020	0.25%	1,207.5	November 15, 2025	1.6655	$600.42
Total		$2,094.7
We used a portion of the net proceeds from the offering of the 2022 Notes to repay $75.0 million of borrowings under our existing credit facility in 2017. We used a portion of the net proceeds from the offering of the 2023 Notes to repurchase 0.8 million shares of our common stock for $100.0 million in 2018. We used $282.6 million of the net proceeds from the offering of the 2025 Notes to repurchase a portion of our 2022 Notes. We intend to use the remainder of the net proceeds from the Notes offerings for general corporate purposes and capital expenditures, including working capital needs. We may also use the net proceeds to expand our current business through in-licensing or acquisitions of, or investments in, other businesses, products or technologies; however, we do not have any significant commitments with respect to any such acquisitions or investments at this time.
On June 29, 2020, we issued a notice of redemption to the holders of our outstanding 2022 Notes pursuant to which we will redeem the outstanding 2022 Notes for cash at a price of 100% of the principal amount of the 2022 Notes plus accrued and unpaid interest, if any, on July 31, 2020, unless earlier converted. Prior to July 31, 2020, holders of outstanding 2022 Notes are entitled to convert their 2022 Notes to shares of our common stock at a rate of 10.0918 shares per $1,000 principal amount of 2022 Notes. In the event any holder delivers a conversion notice as provided in the indenture related to the 2022 Notes, we intend to satisfy our conversion obligation by delivering shares of our common stock.
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

	Six Months Ended June 30,		Change
(In millions)	2020	2019	2020 - 2019
Net cash provided by operating activities	$156.0	$76.3	$79.7
Net cash used in investing activities	(984.7)	(508.1)	(476.6)
Net cash provided by financing activities	912.5	4.8	907.7
Effect of exchange rates on cash, cash equivalents, and restricted cash	(0.2)	(0.3)	0.1
Increase (decrease) in cash, cash equivalents and restricted cash	$83.6	$(427.3)	$510.9
As of June 30, 2020, we had $2.51 billion in cash, cash equivalents and short-term marketable securities, which is an increase of $975.5 million compared to $1.53 billion as of December 31, 2019. The primary cash flows during the six months ended June 30, 2020 and 2019 are described below.
Operating Cash Flows
Net cash provided by operating activities during the six months ended June 30, 2020 was comprised of net income of $66.2 million and net non-cash adjustments of $122.1 million, partially offset by $32.3 million of net changes in working capital balances. Net non-cash adjustments were primarily related to share-based compensation, depreciation and amortization, and non-cash interest expense for our senior convertible notes.
Net cash provided by operating activities during the six months ended June 30, 2019 was comprised of a net loss of $37.4 million, net non-cash adjustments of $103.0 million, and $10.7 million of net changes in working capital balances. Net non-cash adjustments were primarily related to share-based compensation, non-cash interest expense for our senior convertible notes, depreciation and amortization, and a loss on the sale of our remaining equity investment in Tandem Diabetes Care, Inc.
Investing Cash Flows
Net cash used in investing activities during the six months ended June 30, 2020 was primarily comprised of $890.5 million for net purchases of marketable securities and $91.4 million for capital expenditures.
Net cash used in investing activities during the six months ended June 30, 2019 was primarily comprised of $421.9 million for net purchases of marketable securities and $86.2 million for capital expenditures.
Financing Cash Flows
Net cash provided by financing activities during the six months ended June 30, 2020 was primarily comprised of $1.19 billion in net proceeds from the issuance of our 2025 Notes and $6.7 million in proceeds from the issuance of common stock under our employee stock plans, partially offset by $282.6 million for the repurchase of a portion of our 2022 Notes.
Net cash provided by financing activities during the six months ended June 30, 2019 was primarily comprised of $5.1 million from the issuance of common stock under our employee stock plans.

Contractual Obligations
The following table summarizes the future expected payment obligations related to our outstanding contractual obligations as of June 30, 2020:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Senior convertible notes (1)	$2,134.2	$9.7	$56.3	$859.2	$1,209.0
Lease obligations (2)	122.8	20.2	36.0	31.5	35.1
Total	$2,257.0	$29.9	$92.3	$890.7	$1,244.1

(1)
We issued senior convertible notes in May and June 2017, November 2018, and May 2020. The obligations presented above include both principal and interest for these notes. Although these notes mature in 2022, 2023, and 2025, they may be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayment of the principal amounts sooner than the scheduled repayments as indicated in the table. On June 29, 2020, we issued a notice of redemption to the holders of our outstanding 2022 Notes pursuant to which we will redeem the outstanding 2022 Notes for cash on July 31, 2020, unless earlier converted. In the event any holder of 2022 Notes delivers a conversion notice, we intend to satisfy our conversion obligation by delivering shares of DexCom common stock. The amount shown in the table as due in less than one year does not include the $37.2 million principal amount of 2022 Notes outstanding at June 30, 2020. See “Liquidity and Capital Resources” above and Note 4 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for further discussion of the terms of our senior convertible notes.

(2)
Includes a finance lease obligation related to our Mesa, Arizona facility. See Note 6 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019 for more information.

We are also party to various purchase arrangements related to components used in manufacturing and research and development activities. As of June 30, 2020, we had approximately $165 million of open purchase orders and contractual obligations in the ordinary course of business, most of which are due within one year.

Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Guidance
For a description of recent accounting pronouncements and the potential impact of these pronouncements on our consolidated financial statements, see Note 1 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report.

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
We record exchange rate fluctuations resulting from the translation of the short-term intercompany balances between domestic entities and our foreign subsidiaries as foreign currency transaction gains or losses and include them in interest and other income, net in our consolidated statements of operations. We occasionally enter into foreign currency forward contracts in order to partially offset the impact from fluctuation of the foreign currency rates. As of June 30, 2020, we had foreign currency forward contracts outstanding with a notional amount of $25.0 million.

The fair values of these derivatives are based on quoted market prices, which are Level 1 inputs, and the derivative instruments are recorded in other current assets or other current liabilities in our consolidated balance sheets consistent with the nature of the instrument at period end. Derivative gains and losses are included in interest and other income, net in our consolidated statements of operations.
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
As a result of the COVID-19 pandemic, certain employees began working remotely in March 2020. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.
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
Effective March 9, 2020, we reached a confidential global settlement of all the foregoing litigation and proceedings between us and AgaMatrix and WaveForm, which included a one-time payment that has been made by Dexcom. We received licenses to certain intellectual property. All pending litigation and other proceedings between Dexcom and AgaMatrix and WaveForm have been dismissed. As of June 30, 2020 we have accrued no amounts for contingent losses associated with these suits.
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
Additionally, as a result of the impact of the COVID-19 pandemic, some customers have and others may lose access to their private health insurance plan if they lose their job. Any prolonged economic downturn or recession as a result of the COVID-19 pandemic could result in layoffs of employees and a significant increase in unemployment in the United States and elsewhere, which may continue even after the COVID-19 pandemic is contained. An impact to job status may extend for a prolonged period of time, beyond possible coverage periods through COBRA, or where the cost to maintain coverage may not be affordable to our customer. As most of our customers rely on third-party payors, including government programs and private health insurance plans, to cover the cost of our products, our customers may lose coverage to our products, which may harm our business and results of operations.
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
In the United States and other countries, government and private sector access to health care products continues to be a subject of focus, and efforts to reduce health care costs are being made by third-party payors. Most of our customers rely on third-party payors, including government programs and private health insurance plans, to cover the cost of our products. We expect that the continuing cost reduction and containment measures may reduce the cost or utilization of health care products and could lead to patients being unable to obtain approval for coverage or payment from these third-party payors. Additionally, as a result of COVID-19, some customers have and others may lose access to their private health insurance plan if they lose their job, and an impact to job status may extend for a prolonged period of time, beyond possible coverage periods through COBRA, or where the cost to maintain coverage may not be affordable to our customer. As most of our customers rely on third-party payors, including government programs and private health insurance plans, to cover the cost of our products, our customers may lose coverage to our products, which may harm our business and results of operations.
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
We have incurred significant operating losses in the past. As of June 30, 2020, we had an accumulated deficit of $629.5 million. We have financed our operations primarily through private and public offerings of equity securities and debt and the sales of our products. We have devoted substantial resources to:

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
We must continue to develop and grow our sales and marketing organization and enter into partnerships or other arrangements to market and sell our products and/or collaborate with third parties, including distributors and others, to market and sell our products to maintain the commercial success of our G4 PLATINUM, G5 Mobile and G6 systems and to achieve commercial success for any of our future products. Developing and managing a direct sales organization is a difficult, expensive and time-consuming process. Although we have shifted our sales and marketing activity to be conducted virtually and remotely, restrictions in connection with the COVID-19 outbreak may have a substantial impact on our customers and sales cycles and have impacted and/or interrupted our sales and marketing activity.
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
We have entered into distribution arrangements to leverage established distributors already engaged in the diabetes marketplace. Our distribution agreements with Byram and affiliates, Cardinal Health and affiliates (including Edgepark Medical Supplies), AmerisourceBergen, and McKesson, our four most significant distributors, each generated 10% or more of our total revenue during the six months ended June 30, 2020. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. To the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States, Europe or other countries, our product margins could be lower than if we directly marketed and sold our products. To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and people with diabetes in Europe or other countries will largely depend on our ability to demonstrate their relative safety, effectiveness, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe or other countries. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, our future revenue may be reduced and our business may be harmed.
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
As of June 30, 2020, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our G4 PLATINUM, G5 Mobile and G6 systems by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on CGM devices, typically, though not exclusively, under durable medical equipment benefits, those coverage policies frequently are restrictive and require significant medical documentation and other requirements in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. Moreover, it is not uncommon for governmental, including federal and/or state, agencies and their contractors to conduct periodic routine billing and compliance reviews that may entail extensive documentation requests, cooperation with which may require significant time and resources, and may result in identification of overpayments that may need to be refunded.
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
Several companies are developing and/or commercializing products for continuous or periodic monitoring of glucose levels in the interstitial fluid under the skin that compete directly with our products. In 2015, Abbott Diabetes Care, Inc. launched a consumer flash or intermittent scan glucose monitoring system, FreeStyle Libre, outside the United States. Abbott first received FDA approval for a professional-use version of this system in September 2016 for use in the United States for which readings are only made available to the patient through consultation with their healthcare provider. Abbott first received FDA approval for the consumer version of this system in September 2017 for use in the United States, and the FDA cleared

Abbott’s FreeStyle Libre 2 iCGM system for children and adults ages 4 years and older in June 2020. Medtronic plc’s Diabetes Group markets and sells a standalone glucose monitoring product called Guardian Connect, which launched both internationally and in the United States after receiving FDA approval in 2018.
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
In the ordinary course of our business, we enter into collaborative arrangements to develop new products and to pursue new markets, such as our agreements with Eli Lilly, Insulet, Novo Nordisk Tandem Diabetes and The Ypsomed Group, to integrate our CGM technology into their insulin delivery systems, and our amended agreement with Verily to develop one or more next-generation CGM products. Our Eli Lilly, Insulet, Novo Nordisk,Verily and The Ypsomed Group collaborations have not yet resulted in a commercial product. In December 2019, Tandem received FDA approval for its second sensor-augmented insulin delivery system, the t:slim X2™ Insulin Pump with Control-IQ™ technology, which integrates with our G6 system.
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
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercialization of our products, including growth of our manufacturing capacity, and on research and development, including conducting clinical trials for our next-generation ambulatory CGM sensors and systems. Although we raised $389.0 million in net proceeds through the private sale of our convertible notes or 2022 Notes in June 2017, $75.0 million of which was used to repay our Credit Facility, $836.6 million in net proceeds through the private sale of our 2023 Notes in November 2018, $100.0 million of which we used to purchase shares of our common stock, $1.19 billion in net proceeds through the private sale of our 2025 Notes in May 2020, $282.6 million of which we used to repurchase a portion of our 2022 Notes, and now have $194.6 million available to us under our Credit Facility (as reduced by our outstanding letters of credit), we could need funds to continue the commercialization of our current products and to develop and commercialize our next-generation sensors and systems or pursue other strategic initiatives. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we may need will depend on many factors, including:

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
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability.
Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. Although the ownership changes we experienced in the past and in the year ended December 31, 2019 have not prevented us from using all NOLs and tax credits accumulated before such ownership changes, we could experience another ownership change that might limit our use of NOLs and tax credits in the future. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES Act, was signed into law. The CARES Act changes certain provisions of the Tax Act. Under the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. Under the Tax Cuts and Jobs Act of 2017, or Tax Act, as modified by the CARES Act, NOLs from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020. Accordingly, if we generate NOLs after the tax year ended December 31, 2017, we might have to pay more federal income taxes in a subsequent year as a result of the 80% taxable income limitation than we would have had to pay under the law in effect before the Tax Act as modified by the CARES Act.

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
There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. We also remain subject to federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to alleged privacy and data security violations. California recently enacted the California Consumer Privacy Act, or CCPA, which came into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. The California Attorney General clarifying regulations will not be finalized until 2020. It remains unclear what, if any, additional modifications will be made to this legislation or how it will be interpreted. Therefore the effects of the CCPA are significant and will likely require us to modify our data processing practices, and may cause us to incur substantial costs and expenses to comply.
We are also subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information that may be more onerous than corresponding U.S. laws, including in particular the laws of Europe.
For instance, in the European Union, increasingly stringent data protection and privacy rules that have and will continue to have substantial impact on the use of patient data across the healthcare industry became effective in May 2018. The EU General Data Protection Regulation, or GDPR, applies across the European Union and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR fine framework can be up to 20 million euros, or up to 4 % of the company’s total global turnover of the preceding fiscal year, whichever is higher. The GDPR also requires companies processing personal data of individuals residing in the European Union to comply with EU privacy and data protection rules, even if the company itself does not have a physical presence in the European Union. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities. Due to the strong consumer protection aspects of the GDPR, companies subject to its purview are allocating substantial legal costs to the development of necessary policies and procedures and overall compliance efforts. For example, following a decision of the Court of Justice of the EU in October 2015, the transfer of personal data to US companies that had certified as members of the US Safe Harbor Scheme was declared invalid. In July 2016, the European Commission adopted the EU-US Privacy Shield Framework, or the Privacy Shield Framework, which replaced the US Safe Harbor Scheme. On July 16, 2020, the Court of Justice of the European Union issued a decision that declared the Privacy Shield Framework invalid, and will also result in additional compliance obligations for companies that implement standard contractual clauses to ensure a valid basis for the transfer of personal data outside of Europe. We expect continued costs associated with maintaining compliance with GDPR into the future, and these provisions as interpreted by EU agencies, could negatively impact our business, financial condition and results of operations.
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
Our operations in countries outside the United States, which accounted for approximately 23% of our revenues for the six months ended June 30, 2020, are accompanied by certain financial and other risks. In addition to opening offices in Austria, Canada, Germany, the Philippines, Switzerland and the United Kingdom, in connection with distributor acquisitions and otherwise, we intend to continue to pursue growth opportunities in sales outside the United States, especially in Asia (including Japan and Korea) and Europe, and we may increase our use of administrative and support functions from locations outside the United States, which could expose us to greater risks associated with our sales and operations. As we pursue opportunities outside the United States, we may become more exposed to these risks and our ability to scale our operations effectively may be affected. Additionally, we may experience difficulties in scaling these functions from locations outside the United States and may not experience the expected cost efficiencies.
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
Effective March 9, 2020, we reached a confidential global settlement of all the foregoing litigation and proceedings between us and AgaMatrix and WaveForm, which included a one-time payment that has been made by Dexcom. We received licenses to certain intellectual property. All pending litigation and other proceedings between Dexcom and AgaMatrix and WaveForm have been dismissed. As of June 30, 2020, we have accrued no amounts for contingent losses associated with these suits.
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
We are not actively promoting nor do we plan to actively promote our G6 CGM systems for inpatient use, but if we supply them to such facilities as currently permitted by FDA, this supply could present an increased risk of product liability claims and associated damages should an adverse event occur. Given that the G6 CGM system has not yet been fully evaluated or tested (by DexCom or by the FDA) to the extent that would be required in standard circumstances for product development and marketing authorization, there could be unknown or unanticipated risks presented by use in this environment.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future. From January 1, 2020 through July 21, 2020, the closing price of our common stock on the Nasdaq Global Select Market was as high as $440.50 per share and as low as $191.16 per share. In addition, the trading prices for our common stock and other medical device companies have been highly volatile as a result of the COVID-19 pandemic.
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
We have entered into a revolving credit agreement and a pledge and security agreement with JPMorgan Chase Bank and four other lenders to fund our business operations. These agreements impose numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of June 30, 2020, we were in compliance with the covenants imposed by the loan and security agreement. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
Increasing our financial leverage could affect our operations and profitability.
In December 2018, we entered into a five-year $200.0 million revolving credit agreement. As of June 30, 2020, we had no outstanding borrowings, $5.4 million in outstanding letters of credit, and a total available balance of $194.6 million under our multi-currency revolving credit facility.
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
In June 2017, we completed an offering of $400.0 million aggregate principal amount of 0.75% convertible senior notes due 2022, or 2022 Notes, which offering we refer to as the 2017 Notes Offering. In November 2018, we completed an offering of $850.0 million aggregate principal amount of 0.75% convertible senior notes due 2023, or 2023 Notes, which offering we refer to as the 2018 Notes Offering. In May 2020, we completed an offering of approximately $1.21 billion aggregate principal amount of 0.25% convertible senior notes due 2025, or 2025 notes, which offering we refer to as the 2020 Notes Offering. We refer to the 2017 Notes Offering, the 2018 Notes Offering and the 2020 Notes Offering, collectively, as the Notes Offerings, and we refer to the 2022 Notes,the 2023 Notes and the 2025 Notes, collectively, as the Notes. As a result of the Notes Offerings, we incurred $2.46 billion principal amount of indebtedness, the principal amount of which we may be required to pay at maturity.
Holders of the Notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change (as defined in the indenture for each of the Notes) at a purchase price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any. In addition, each indenture for the Notes provides that we are required to repay amounts due under each indenture in the event that there is an event of default for the Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to maturity date for the Notes. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.
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
We may be unable to repurchase the Notes upon a fundamental change when required by the holders or repay prior to maturity any accelerated amounts due under the notes upon an event of default or redeem the Notes unless specified conditions are met under our credit facility, and our future debt may contain additional limitations on our ability to pay cash upon conversion, repurchase or repayment of the Notes.
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
Our credit facility contains restrictive covenants relating to our capital raising activities and other financial and operational matters which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, our credit facility and the agreements governing the notes each contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $25.0 million, in the case of the 2022 Notes and 2023 Notes, and $50.0 million, in the case of the 2025 Notes, that causes such indebtedness to become due prior to its scheduled maturity date would cause a cross default under the indenture governing the Notes. In addition, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $15.0 million that causes such indebtedness to become due prior to its scheduled maturity date would cause a default under our credit facility. The occurrence of a default under any of these borrowing arrangements would permit the holders of the Notes or the lenders under our credit facility to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the Note holders or the trustee under the indenture governing the Notes or the lenders under our credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.
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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
None.

ITEM 5 - OTHER INFORMATION
None.

ITEM 6 - EXHIBITS
The following exhibits are filed as a part of this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

10.01	First Amendment to Amended and Restated Credit Agreement by and among DexCom, Inc., the Lenders, and JPMorgan Chase Bank as Administrative Agent, dated May 11, 2020					X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 is formatted in Inline XBRL					X

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

DEXCOM, INC. (Registrant)

Dated:	July 28, 2020	By:	/s/ KEVIN R. SAYER
Kevin R. Sayer, Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Dated:	July 28, 2020	By:	/s/ QUENTIN S. BLACKFORD
Quentin S. Blackford, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)