Form 10-Q
period 2020-09-30
DEXCOM INC
filed 2020-10-27
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 20, 2020, there were 96,027,603 shares of the registrant’s common stock outstanding.

DexCom, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Consolidated Balance Sheets
(Unaudited)

(In millions, except par value data)	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$673.5	$446.2
Short-term marketable securities	1,930.3	1,087.1
Accounts receivable, net	370.0	286.3
Inventory	200.7	119.8
Prepaid and other current assets	62.6	30.0
Total current assets	3,237.1	1,969.4
Property and equipment, net	461.8	321.3
Operating lease right-of-use assets	94.3	71.5
Goodwill	19.0	18.6
Other assets	21.0	14.2
Total assets	$3,833.2	$2,395.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$397.0	$256.4
Accrued payroll and related expenses	92.1	88.5
Short-term operating lease liabilities	15.8	13.6
Deferred revenue	1.5	1.7
Total current liabilities	506.4	360.2
Long-term senior convertible notes	1,645.8	1,059.7
Long-term operating lease liabilities	103.2	72.4
Other long-term liabilities	78.5	20.1
Total liabilities	2,333.9	1,512.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 million shares authorized; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 200.0 million shares authorized; 96.8 million and 96.0 million shares issued and outstanding, respectively, at September 30, 2020; and 92.4 million and 91.6 million shares issued and outstanding, respectively, at December 31, 2019	0.1	0.1
Additional paid-in capital	2,153.7	1,675.9
Accumulated other comprehensive income	2.8	2.3
Accumulated deficit	(557.3)	(695.7)
Treasury stock, at cost; 0.8 million shares at September 30, 2020 and December 31, 2019	(100.0)	(100.0)
Total stockholders’ equity	1,499.3	882.6
Total liabilities and stockholders’ equity	$3,833.2	$2,395.0
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2020	2019	2020	2019
Revenues	$500.9	$396.3	$1,357.8	$1,013.2
Cost of sales	160.5	149.4	476.8	391.0
Gross profit	340.4	246.9	881.0	622.2
Operating expenses:
Research and development	87.7	66.7	240.7	194.7
Selling, general and administrative	158.6	124.2	444.8	386.7
Total operating expenses	246.3	190.9	685.5	581.4
Operating income	94.1	56.0	195.5	40.8
Interest expense	(24.4)	(15.1)	(60.1)	(45.0)
Loss on extinguishment of debt	(0.5)	—	(5.9)	—
Loss from equity investments	—	—	—	(4.2)
Interest and other income, net	5.9	4.9	14.2	18.3
Income before income taxes	75.1	45.8	143.7	9.9
Income tax expense	2.9	—	5.3	1.5
Net income	$72.2	$45.8	$138.4	$8.4

Basic net income per share	$0.75	$0.50	$1.48	$0.09
Shares used to compute basic net income per share	95.8	91.3	93.8	90.9
Diluted net income per share	$0.73	$0.50	$1.43	$0.09
Shares used to compute diluted net income per share	99.5	92.5	96.9	92.2

See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net income	$72.2	$45.8	$138.4	$8.4
Other comprehensive income (loss), net of tax:
Translation adjustments and other	0.4	(0.9)	0.2	(1.0)
Unrealized gain (loss) on marketable debt securities	(1.1)	(0.1)	0.3	0.5
Total other comprehensive income (loss), net of tax	(0.7)	(1.0)	0.5	(0.5)
Comprehensive income	$71.5	$44.8	$138.9	$7.9

See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended September 30, 2020
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2020	95.4	$0.1	$2,079.8	$3.5	$(629.5)	$(100.0)	$1,353.9
Issuance of common stock under equity incentive plans	0.2	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	—	—	8.6	—	—	—	8.6
Repurchase and conversions of 2022 Notes	0.4	—	34.6	—	—	—	34.6
Share-based compensation expense	—	—	30.7	—	—	—	30.7
Net income	—	—	—	—	72.2	—	72.2
Other comprehensive loss, net of tax	—	—	—	(0.7)	—	—	(0.7)
Balance at September 30, 2020	96.0	$0.1	$2,153.7	$2.8	$(557.3)	$(100.0)	$1,499.3

	Three Months Ended September 30, 2019
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2019	91.2	$0.1	$1,620.4	$2.0	$(834.2)	$(100.0)	$688.3
Issuance of common stock under equity incentive plans	0.2	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	6.8	—	—	—	6.8
Share-based compensation expense	—	—	24.4	—	—	—	24.4
Net income	—	—	—	—	45.8	—	45.8
Other comprehensive loss, net of tax	—	—	—	(1.0)	—	—	(1.0)
Balance at September 30, 2019	91.5	$0.1	$1,651.6	$1.0	$(788.4)	$(100.0)	$764.3

See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Nine Months Ended September 30, 2020
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	91.6	$0.1	$1,675.9	$2.3	$(695.7)	$(100.0)	$882.6
Issuance of common stock under equity incentive plans	1.0	—	0.3	—	—	—	0.3
Issuance of common stock for Employee Stock Purchase Plan	—	—	15.0	—	—	—	15.0
Equity component of 2025 Notes issuance, net of issuance costs	—	—	289.4	—	—	—	289.4
Repurchase and conversions of 2022 Notes	3.4	—	87.8	—	—	—	87.8
Share-based compensation expense	—	—	85.3	—	—	—	85.3
Net income	—	—	—	—	138.4	—	138.4
Other comprehensive income, net of tax	—	—	—	0.5	—	—	0.5
Balance at September 30, 2020	96.0	$0.1	$2,153.7	$2.8	$(557.3)	$(100.0)	$1,499.3

	Nine Months Ended September 30, 2019
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	90.0	$0.1	$1,560.6	$1.5	$(798.9)	$(100.0)	$663.3
Cumulative-effect adjustment from adoption of new lease accounting standard	—	—	—	—	2.1	—	2.1
Issuance of common stock under equity incentive plans	1.3	—	0.3	—	—	—	0.3
Issuance of common stock for Employee Stock Purchase Plan	0.2	—	11.6	—	—	—	11.6
Share-based compensation expense	—	—	79.1	—	—	—	79.1
Net income	—	—	—	—	8.4	—	8.4
Other comprehensive loss, net of tax	—	—	—	(0.5)	—	—	(0.5)
Balance at September 30, 2019	91.5	$0.1	$1,651.6	$1.0	$(788.4)	$(100.0)	$764.3

See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2020	2019
Net income	$138.4	$8.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	46.7	34.4
Share-based compensation	85.3	79.1
Loss on extinguishment of debt	5.9	—
Non-cash interest expense	52.0	37.0
Realized loss on equity investment	1.4	4.2
Other non-cash income and expenses	4.1	0.6
Changes in operating assets and liabilities:
Accounts receivable, net	(83.8)	(9.2)
Inventory	(80.9)	(49.7)
Prepaid and other assets	(11.8)	(0.5)
Operating lease right-of-use assets and liabilities, net	(1.3)	(2.1)
Accounts payable and accrued liabilities	126.6	78.2
Accrued payroll and related expenses	4.3	(1.2)
Deferred revenue and other liabilities	16.7	(8.4)
Net cash provided by operating activities	303.6	170.8
Cash flows from investing activities:
Purchases of marketable securities	(2,143.1)	(1,556.8)
Proceeds from sale and maturity of marketable securities	1,298.5	773.0
Purchases of property and equipment	(138.8)	(135.9)
Other investing activities	(10.6)	(1.2)
Net cash used in investing activities	(994.0)	(920.9)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	1,188.8	—
Repurchase of convertible notes	(282.6)	—
Net proceeds from issuance of common stock	15.3	11.9
Other financing activities	(4.5)	(1.1)
Net cash provided by financing activities	917.0	10.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.8	(1.7)
Increase (decrease) in cash, cash equivalents and restricted cash	227.4	(741.0)
Cash, cash equivalents and restricted cash, beginning of period	446.4	1,137.1
Cash, cash equivalents and restricted cash, end of period	$673.8	$396.1

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$673.5	$395.6
Restricted cash	0.3	0.5
Total cash, cash equivalents and restricted cash	$673.8	$396.1

Supplemental disclosure of non-cash investing and financing transactions:
Common stock issued for repurchase and conversions of senior convertible notes	$1,350.9	$—
Acquisition of property and equipment included in accounts payable and accrued liabilities	$27.8	$22.3
Right-of-use assets obtained in exchange for operating lease liabilities	$34.8	$57.2
Right-of-use assets obtained in exchange for finance lease liabilities	$33.4	$—
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
Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. We experience seasonality that is typical in our industry, with lower sales in the first quarter of each year compared to the fourth quarter of the previous year.
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
Policy Elections
•We report revenue net of taxes collected from customers, which are subsequently remitted to governmental authorities;
•We account for shipping and handling activities that are performed after a customer has obtained control of a good as fulfillment costs rather than as separate performance obligations;
•We do not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer; and
•If we expect, at contract inception, that the period between the transfer of control and corresponding payment from the customer will be one year or less, we do not adjust the amount of consideration for the effects of a significant financing component.
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
Accounts receivable as of September 30, 2020 included unbilled accounts receivable of $8.3 million. Unbilled accounts receivable consists of revenue recognized for Components we have delivered but not yet invoiced to customers. We expect to invoice and collect all unbilled accounts receivable within 12 months.
We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. The table below shows revenue that we recognized as a result of changes in the contract liability balances in the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$1.0	$2.9	$1.8	$2.6
Our performance obligations are generally satisfied within 12 months of the initial contract date. The deferred revenue balance related to performance obligations that will be satisfied after 12 months was $7.1 million as of September 30, 2020 and $2.1 million as of December 31, 2019, and is included in other long-term liabilities in our consolidated balance sheets.
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
Potentially dilutive common shares consist of shares issuable from restricted stock units, warrants, and our senior convertible notes. Potentially dilutive common shares issuable upon vesting of restricted stock units and exercise of warrants are determined using the average share price for each period under the treasury stock method. Potentially dilutive common shares issuable upon conversion of our senior convertible notes are determined using the if-converted method. In periods of net losses, we exclude all potentially dilutive common shares from the computation of the diluted net loss per share for those periods as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share for the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net income	$72.2	$45.8	$138.4	$8.4

Net income per common share
Basic	$0.75	$0.50	$1.48	$0.09
Diluted	$0.73	$0.50	$1.43	$0.09

Basic weighted average shares outstanding	95.8	91.3	93.8	90.9
Dilutive potential common stock outstanding:
Restricted stock units	1.0	1.2	1.1	1.3
Warrants	2.7	—	2.0	—
Senior convertible notes	—	—	—	—
Diluted weighted average shares outstanding	99.5	92.5	96.9	92.2
Outstanding anti-dilutive securities not included in the diluted net income per share attributable to common stockholders calculations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Restricted stock units	—	—	—	0.3
Warrants	—	5.2	—	5.2
Senior convertible notes	7.2	9.2	8.8	9.2
Total	7.2	14.4	8.8	14.7

Recent Accounting Guidance
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods, and early adoption is permitted. Our adoption of ASU 2016-13 at the beginning of the first quarter of 2020 did not have a significant impact on our consolidated financial statements. In addition, the outbreak of the novel strain of coronavirus, SARS-CoV-2 ("COVID-19"), has not had a significant impact on our expected credit losses or our consolidated financial statements during the first nine months of 2020. We are continuing to monitor the impact of COVID-19 on expected credit losses.
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
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This new guidance is intended to reduce the complexity of accounting for convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments. Entities may adopt ASU 2020-06 using either a partial retrospective or fully retrospective method of transition. This ASU is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

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

The following table summarizes financial assets that we measured at fair value on a recurring basis as of September 30, 2020, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$463.1	$40.0	$—	$503.1

Debt securities, available for sale:
U.S. government agencies	—	1,549.6	—	1,549.6
Commercial paper	—	290.7	—	290.7
Corporate debt	—	90.0	—	90.0
Total debt securities, available for sale	—	1,930.3	—	1,930.3

Other assets (1)	2.9	—	—	2.9

Total assets measured at fair value on a recurring basis	$466.0	$1,970.3	$—	$2,436.3
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
There were no transfers between Level 1 and Level 2 securities during the three and nine months ended September 30, 2020 and 2019. There were no transfers into or out of Level 3 securities during the three and nine months ended September 30, 2020 and 2019.
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

Fair Value of Senior Convertible Notes
The fair value, based on trading prices (Level 1), of our senior convertible notes were as follows as of the dates indicated:

	Fair Value Measurements Using Level 1
(In millions)	September 30, 2020	December 31, 2019
Senior Convertible Notes due 2022	*	$890.8
Senior Convertible Notes due 2023	$2,151.8	1,260.0
Senior Convertible Notes due 2025	1,279.5	*
Total fair value of outstanding senior convertible notes	$3,431.3	$2,150.8
* Not applicable as no notes were outstanding at this date.
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
As of September 30, 2020 and December 31, 2019, notional amounts of $39.0 million and $8.0 million, respectively, were outstanding to hedge certain foreign currency risk. The resulting impact from the hedging activity on our consolidated financial statements was not significant for the periods presented.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. We recorded no significant impairment losses during the three and nine months ended September 30, 2020 and 2019.

3. Balance Sheet Details

Short-Term Marketable Securities
Short-term marketable securities, consisting of debt securities, were as follows as of the dates indicated:

	September 30, 2020
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available for sale:
U.S. government agencies	$1,549.1	$0.5	$—	$1,549.6
Commercial paper	290.5	0.2	—	290.7
Corporate debt	90.0	0.1	(0.1)	90.0
Total debt securities, available for sale	$1,929.6	$0.8	$(0.1)	$1,930.3

	December 31, 2019
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available for sale:
U.S. government agencies	$675.6	$0.4	$—	$676.0
Commercial paper	248.1	0.1	—	248.2
Corporate debt	163.0	—	(0.1)	162.9
Total debt securities, available for sale	$1,086.7	$0.5	$(0.1)	$1,087.1
As of September 30, 2020 and December 31, 2019, all of our debt securities had contractual maturities of less than 12 months. Gross realized gains and losses on sales of our debt securities during the three and nine months ended September 30, 2020 and 2019 were not significant.
We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For the debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities as of September 30, 2020 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Inventory
Inventory was as follows as of the dates indicated:

(In millions)	September 30, 2020	December 31, 2019
Raw materials	$64.7	$64.9
Work-in-process	17.1	11.1
Finished goods	118.9	43.8
Total inventory	$200.7	$119.8
During the three and nine months ended September 30, 2020, we recorded excess and obsolete inventory charges of $6.4 million and $13.2 million, respectively, in cost of sales as a result of our ongoing assessment of sales demand, inventory on hand for each product and the continuous improvement and innovation of our products. During the three and nine months ended September 30, 2019, we recorded excess and obsolete inventory charges of $6.8 million and $10.1 million, respectively, in cost of sales primarily as a result of our ongoing assessment of sales demand and inventory on hand.

Property and Equipment
Property and equipment was as follows as of the dates indicated:

(In millions)	September 30, 2020	December 31, 2019
Building and land (1)	$49.1	$15.5
Furniture and fixtures	15.0	12.8
Computer software and hardware	35.6	32.7
Machinery and equipment	186.7	130.2
Leasehold improvements	131.1	102.5
Construction in progress	181.0	132.6
Total cost	598.5	426.3
Less accumulated depreciation and amortization	(136.7)	(105.0)
Total property and equipment, net	$461.8	$321.3
(1)Represents our finance lease right-of-use assets.

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities were as follows as of the dates indicated:

(In millions)	September 30, 2020	December 31, 2019
Accounts payable trade	$147.6	$102.3
Accrued tax, audit, and legal fees	20.2	14.0
Accrued rebates	186.9	93.3
Accrued warranty	10.9	7.4
Other accrued liabilities	31.4	39.4
Total accounts payable and accrued liabilities	$397.0	$256.4

Other Long-Term Liabilities
Other long-term liabilities were as follows as of the dates indicated:

(In millions)	September 30, 2020	December 31, 2019
Finance lease obligations	$53.7	$14.4
Contractual obligations	12.6	—
Other liabilities	12.2	5.7
Total other liabilities	$78.5	$20.1

4. Debt

Senior Convertible Notes
The carrying amounts of our senior convertible notes were as follows as of the dates indicated:

(In millions)	September 30, 2020	December 31, 2019
Principal amount:
Senior Convertible Notes due 2022	$—	$400.0
Senior Convertible Notes due 2023	850.0	850.0
Senior Convertible Notes due 2025	1,207.5	—
Total principal amount	2,057.5	1,250.0
Unamortized debt discount	(391.4)	(177.2)
Unamortized debt issuance costs	(20.3)	(13.1)
Carrying amount of liability component	$1,645.8	$1,059.7

Carrying amount of equity component	$461.0	$242.2

Remaining amortization period of debt discount on the liability component:
Senior Convertible Notes due 2022	*	2.5 years
Senior Convertible Notes due 2023	3.2 years	4.0 years
Senior Convertible Notes due 2025	5.1 years	*
* Not applicable as no notes were outstanding at this date.
For our senior convertible notes for which the if-converted value exceeded the principal amount, the amount in excess of principal is as follows as of the dates indicated:

(In millions)	September 30, 2020	December 31, 2019
Senior Convertible Notes due 2022	*	$486.2
Senior Convertible Notes due 2023	$1,293.6	372.4
Total by which the notes’ if-converted value exceeds their principal amount	$1,293.6	$858.6
* Not applicable as no notes were outstanding at this date.

The following table summarizes the components of interest expense and the effective interest rates for each of our senior convertible notes for the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Cash interest expense:
Contractual coupon interest (1)	$2.4	$2.4	$7.1	$7.1
Non-cash interest expense:
Accretion of debt discount	20.0	11.5	48.3	34.1
Amortization of debt issuance costs	1.1	0.9	3.1	2.7
Total interest expense recognized on senior notes	$23.5	$14.8	$58.5	$43.9

Effective interest rates:
Senior Convertible Notes due 2022 (2)	5.1%	5.1%	5.1%	5.1%
Senior Convertible Notes due 2023	5.6%	5.6%	5.6%	5.6%
Senior Convertible Notes due 2025	5.5%	*	5.5%	*
(1) Interest on the 2022 Notes began accruing upon issuance and was payable semi-annually on May 15 and November 15 of each year. Interest on the 2023 Notes began accruing upon issuance and is payable semi-annually on June 1 and December 1 of each year. Interest on the 2025 Notes began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year.
(2) The effective interest rate presented represents the rate applicable for the period outstanding. The Senior Convertible Notes due 2022 were fully redeemed by July 31, 2020 as described below.
* Not applicable as no notes were outstanding at this date.
0.75% Senior Convertible Notes due 2022
In June 2017, we completed an offering of $400.0 million aggregate principal amount of unsecured senior convertible notes with a stated interest rate of 0.75% and a maturity date of May 15, 2022 (the 2022 Notes). The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $389.0 million. The initial conversion rate of the 2022 Notes was 10.0918 shares per $1,000 principal amount of notes, which was equivalent to a conversion price of approximately $99.09 per share, subject to adjustments. The 2022 Notes could be settled in cash, stock, or a combination thereof, solely at our discretion. We used the if-converted method for assumed conversion of the 2022 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share.
Since upon conversion by the holders we could elect to settle such conversion in shares of our common stock, cash, or a combination thereof, we accounted for the cash conversion option as an equity instrument classified to stockholders’ equity. As a result, we recognized $72.6 million in additional paid-in-capital during 2017.
No principal payments were due on the 2022 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the indenture relating to the 2022 Notes included customary terms and covenants, including certain events of default after which the 2022 Notes could be due and payable immediately.
Conversion Rights at the Option of the Holders
In the event of a fundamental change (as defined in the indenture related to the 2022 Notes), holders of the 2022 Notes had the right to require us to repurchase for cash all or a portion of their notes at a price equal to 100% of the principal amount of the 2022 Notes, plus any accrued and unpaid interest. Holders of the 2022 Notes who would convert their notes in connection with a make-whole fundamental change (as defined in the indenture) or following the delivery by DexCom of a notice of redemption were, under certain circumstances, entitled to an increase in the conversion rate.
Prior to 5:00 p.m., New York City time, on the business day immediately preceding February 15, 2022, holders of the 2022 Notes could convert all or a portion of their notes, in multiples of $1,000 principal amount, only under the following circumstances:
(1)during any calendar quarter commencing after September 30, 2017 (and only during such calendar quarter), if the last reported sale price of DexCom’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 2022 Notes on each such trading day;

(2)during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2022 Notes for each day of that five day consecutive trading day period was less than 98% of the product of the last reported sale price of DexCom’s common stock and the applicable conversion rate of the Notes on such trading day;
(3)if we call any or all of the Notes for redemption, at any time prior to the close on business on the scheduled trading day immediately preceding the redemption date; or
(4)upon the occurrence of specified corporate transactions.
 On or after February 15, 2022, until 5:00 p.m., New York City time, on the business day immediately preceding the maturity date, holders of the 2022 Notes may convert all or a portion of their notes regardless of the foregoing circumstances.
Circumstance (1) listed above occurred during the quarter ended March 31, 2020 and as a result, the 2022 Notes were convertible at the option of the holder from April 1, 2020 through June 30, 2020. On June 29, 2020, DexCom issued a notice of redemption to the holders of its outstanding 2022 Notes which is described below.
Conversion Rights at Our Option
On or after May 15, 2020, DexCom could redeem for cash all or part of the remaining 2022 Notes, at its option, if the last reported sale price of our common stock has been at least 140% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which DexCom provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the 2022 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.
Repurchase, Conversion, and Redemption of 2022 Notes
In May 2020, we used approximately $282.6 million of the net proceeds from the 2025 Notes offering described below and issued 1,953,067 shares of DexCom common stock to repurchase $260.0 million principal amount outstanding of the 2022 Notes and the associated conversion feature of the repurchased notes (which was recorded in additional paid-in capital). In addition, during the nine months ended September 30, 2020, holders of 2022 Notes with a principal amount of $140.0 million exercised their option to convert their 2022 Notes. We settled these conversions by issuing 1,412,497 shares of our common stock. As a result of the repurchase and conversions of the 2022 Notes, we recorded losses on extinguishment of debt of $0.5 million for the three months ended September 30, 2020 and $5.9 million for the nine months ended September 30, 2020. The losses on extinguishment of debt included the unamortized debt issuance costs for the 2022 Notes.
On June 29, 2020, we issued a notice of redemption to the holders of our outstanding 2022 Notes pursuant to which we would redeem the outstanding 2022 Notes for cash at a price of 100% of the principal amount of the 2022 Notes plus accrued and unpaid interest, if any, on July 31, 2020, unless earlier converted. The principal amount of 2022 Notes actually redeemed for cash was not significant.
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
(1)during any calendar quarter commencing after March 31, 2019 (and only during such calendar quarter), if the last reported sale price of DexCom’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 2023 Notes on each such trading day;
(2)during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2023 Notes for each day of that five-day consecutive trading day period was less than 98% of the product of the last reported sale price of DexCom’s common stock and the applicable conversion rate of the 2023 Notes on such trading day;
(3)if we call any or all of the 2023 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
(4)upon the occurrence of specified corporate transactions.
On or after September 1, 2023, until 5:00 p.m., New York City time, on the second scheduled trading day immediately preceding the maturity date, holders of the 2023 Notes may convert all or a portion of their notes regardless of the foregoing circumstances.
Circumstance (1) listed above occurred during the quarters ended March 31, 2020 and June 30, 2020 and as a result, the 2023 Notes were convertible at the option of the holder from April 1, 2020 through September 30, 2020; actual conversions during that period were not significant. Circumstance (1) listed above also occurred during the quarter ended September 30, 2020 and as a result, the 2023 Notes will remain convertible at the option of the holder from October 1, 2020 through December 31, 2020.
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
(1)during any calendar quarter commencing after September 30, 2020 (and only during such calendar quarter), if the last reported sale price of Dexcom’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the Notes on each such trading day;
(2)during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each day of that five day consecutive trading day period was less than 98% of the product of the last reported sale price of DexCom’s common stock and the applicable conversion rate of the Notes on such trading day;
(3)if we call any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
(4)upon the occurrence of specified corporate transactions.
 On or after August 15, 2025, until 5:00 p.m., New York City time, on the business day immediately preceding the maturity date, holders of the 2025 Notes may convert all or a portion of their notes regardless of the foregoing circumstances.
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
Information related to availability and outstanding borrowings on our Credit Agreement is as follows as of the date indicated:

(In millions)	September 30, 2020

Available principal amount	$200.0
Letters of credit sub-facility	10.0
Outstanding borrowings	—
Outstanding letters of credit	5.4
Total available balance	$194.6
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
Our obligations under the Credit Agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of DexCom and the guarantors, including all or a portion of the equity interests of our domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge). The Credit Agreement contains covenants that limit certain indebtedness, liens, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents, and sale and leaseback transactions of DexCom or any of its domestic subsidiaries. The Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of September 30, 2020.

5. Contingencies

Litigation
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

6. Income Taxes
Our effective tax rate for the nine months ended September 30, 2020 was 3.7%, based on an estimated annual effective tax rate of 3.1% and including the impact of certain return to provision adjustments. The income taxes estimated for the year include state and foreign income taxes in jurisdictions where we have no net operating losses.
As of September 30, 2020, we continue to maintain a full valuation allowance against our net deferred tax assets based on our assessment that it is not more likely than not these future benefits will be realized before expiration. We analyze our ability to realize our deferred tax assets quarterly, weighing all available positive and negative evidence of future taxable income. A future release of the valuation allowance will result in a material tax benefit recognized in the quarter of release.

7. Stockholders’ Equity
Share-Based Compensation Expense
The following table summarizes share-based compensation expense, net of capitalized amounts, for the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Cost of sales	$4.8	$2.2	$10.8	$6.9
Research and development	9.9	8.1	27.9	25.8
Selling, general and administrative	16.0	14.1	46.6	46.4
Total share-based compensation expense included in net income	$30.7	$24.4	$85.3	$79.1
As of September 30, 2020, unrecognized estimated compensation costs related to unvested restricted stock units, or RSUs, and performance stock units, or PSUs, totaled $170.3 million and is expected to be recognized through 2023.
Restricted Stock Units
A summary of our RSU and PSU activity for the nine months ended September 30, 2020 is as follows:

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
(In millions, except weighted average grant date fair values)	Shares	Fair Value	Value
Nonvested at December 31, 2019	1.8	$96.63	$392.0
Granted	0.4	296.24
Vested	(1.0)	88.57
Forfeited	—	119.25
Nonvested at September 30, 2020	1.2	$176.10	$500.8
The total vest date fair value of RSUs that vested during the nine months ended September 30, 2020 was $305.2 million. No PSUs vested during that period.

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
Revenues by geographic region
During the three and nine months ended September 30, 2020 and 2019, no individual country outside the United States generated revenue that represented more than 10% of our total revenue. The table below sets forth revenues for the periods shown by our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the product. The majority of our long-lived assets are located in the United States.

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
(Dollars in millions)	Amount	% of Total	Amount	% of Total
United States	$398.6	80%	$308.8	78%
Outside of the United States	102.3	20%	87.5	22%
Total	$500.9	100%	$396.3	100%

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
(Dollars in millions)	Amount	% of Total	Amount	% of Total
United States	$1,058.0	78%	$785.6	78%
Outside of the United States	299.8	22%	227.6	22%
Total revenues	$1,357.8	100%	$1,013.2	100%
Revenues by customer sales channel
The following table sets forth revenues by major sales channel for the periods shown:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Distributor	$382.4	76%	$270.4	68%
Direct	118.5	24%	125.9	32%
Total	$500.9	100%	$396.3	100%

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Distributor	$1,000.2	74%	$680.0	67%
Direct	357.6	26%	333.2	33%
Total	$1,357.8	100%	$1,013.2	100%

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
Impact of COVID-19 Pandemic
During the first nine months of 2020, we were subject to challenging social and economic conditions created as a result of the novel strain of coronavirus, SARS-CoV-2 (“COVID-19”). The resulting impact of the COVID-19 outbreak created various financial impacts to our operations as a result of taking necessary precautions for essential personnel to operate safely both in person as well as remotely. Costs incurred include items like incremental payroll costs, consulting support, IT infrastructure and facilities-related costs.
As the result of the COVID-19 pandemic, we have made Dexcom CGM systems available for use in hospital settings and other healthcare facilities to assist frontline workers. The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers, suppliers or third-party business partners conduct business and as a result, we have begun to experience more pronounced disruptions in our operations. We may experience constrained supply or curtailed customer demand that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, production delays, closures of manufacturing facilities, warehouses and logistics supply and distribution chains and staffing shortages, decreases or delays in customer demand and spending, difficulties or changes to our sales process and customer support. As of the filing date of this Form 10-Q, the extent to which COVID-19 may impact our financial condition or results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See Risk Factors in Part II, Item 1A of this Quarterly Report for further discussion of the possible impact of the COVID-19 pandemic on our business.

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
Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There were no material changes to our critical accounting policies during the nine months ended September 30, 2020.

Results of Operations

Financial Overview

	Three Months Ended September 30,		2020 - 2019
(In millions, except per share amounts)	2020	2019	$ Change	% Change
Total revenue	$500.9	$396.3	$104.6	26%
Gross profit	340.4	246.9	93.5	38
Operating income	94.1	56.0	38.1	68
Net income	72.2	45.8	26.4	58

Basic net income per share	0.75	0.50	0.25	50
Diluted net income per share	$0.73	$0.50	$0.23	46%

	Nine Months Ended September 30,		2020 - 2019
(In millions, except per share amounts)	2020	2019	$ Change	% Change
Total revenue	$1,357.8	$1,013.2	$344.6	34%
Gross profit	881.0	622.2	258.8	42%
Operating income	195.5	40.8	154.7	*
Net income	138.4	8.4	130.0	*

Basic net income per share	1.48	0.09	1.39	*
Diluted net income per share	$1.43	$0.09	$1.34	*
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
Quarter Ended September 30, 2020 Compared to Quarter Ended September 30, 2019

	Three Months Ended September 30,		2020 - 2019
(In millions)	2020	2019	$ Change	% Change
Total revenue	$500.9	$396.3	$104.6	26%
Cost of sales	160.5	149.4	11.1	7%
Gross profit	$340.4	$246.9	$93.5	38%
Gross profit as a percent of total revenue	68%	62%
Total revenue increased $104.6 million or 26% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The 2020 revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base, partially offset by pricing pressure due to the evolution of our channel strategy and product mix. Disposable sensor and other revenue comprised approximately 81% of total revenue and Reusable Hardware revenue comprised approximately 19% of total revenue for the three months ended September 30, 2020. Disposable sensor and other revenue comprised approximately 80% of total revenue and Reusable Hardware revenue comprised approximately 20% of total revenue for the three months ended September 30, 2019.
Cost of sales increased $11.1 million or 7% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to increased sales volume. The gross profit of $340.4 million or 68% of total revenue for the three months ended September 30, 2020 increased $93.5 million compared to $246.9 million or 62% of total revenue for the same period in 2019. The increase in gross profit and gross margin in the third quarter of 2020 compared to the third quarter of 2019 were primarily driven by increased revenues and cost savings associated with incremental improvements to product design and manufacturing efficiencies.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

	Nine Months Ended September 30,		2020 - 2019
(In millions)	2020	2019	$ Change	% Change
Total revenue	$1,357.8	$1,013.2	$344.6	34%
Cost of sales	476.8	391.0	85.8	22%
Gross profit	$881.0	$622.2	$258.8	42%
Gross profit as a percent of total revenue	65%	61%
Total revenue increased $344.6 million or 34% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The 2020 revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base, partially offset by pricing pressure due to the evolution of our channel strategy and product mix. Disposable sensor and other revenue comprised approximately 81% of total revenue and Reusable Hardware revenue comprised approximately 19% of total revenue for the nine months ended September 30, 2020. Disposable sensor and other revenue comprised approximately 78% of total revenue and Reusable Hardware revenue comprised approximately 22% of total revenue for the nine months ended September 30, 2019.
Cost of sales increased $85.8 million or 22% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to increased sales volume. The gross profit of $881.0 million or 65% of total revenue for the nine months ended September 30, 2020 increased $258.8 million compared to $622.2 million or 61% of total revenue for the same period in 2019. The increase in gross profit and gross margin in the first nine months of 2020 compared to the first nine months of 2019 were primarily driven by increased revenues and cost savings associated with incremental improvements to product design and manufacturing efficiencies.

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
Quarter Ended September 30, 2020 Compared to Quarter Ended September 30, 2019

	Three Months Ended September 30,		2020 - 2019
(In millions)	2020	2019	$ Change	% Change
Research and development	$87.7	$66.7	$21.0	31%
as a % of total revenue	18%	17%
Selling, general and administrative	158.6	124.2	34.4	28%
as a % of total revenue	32%	31%
Total operating expenses	$246.3	$190.9	$55.4	29%
as a % of total revenue (1)	49%	48%
(1) In the table above, the sum of the individual percentages may not equal the total due to rounding.
Research and Development Expense. Research and development expense increased $21.0 million or 31% for the three months ended September 30, 2020 compared to the same period of 2019. The increase was primarily due to $12.7 million in additional salaries, bonuses, and payroll-related costs, $1.8 million in additional software costs, and $1.8 million in additional consulting fees. We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.
Selling, General and Administrative Expense. Selling, general and administrative expense increased $34.4 million or 28% for the three months ended September 30, 2020 compared to the same period of 2019. Significant elements of the increase in selling, general, and administrative expenses included $20.5 million in additional marketing costs, $12.7 million in additional salaries, bonuses, and payroll-related costs, and $5.3 million in additional consulting fees, partially offset by $3.0 million in lower travel and entertainment costs.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

	Nine Months Ended September 30,		2020 - 2019
(In millions)	2020	2019	$ Change	% Change
Research and development	$240.7	$194.7	$46.0	24%
as a % of total revenue	18%	19%
Selling, general and administrative	444.8	386.7	58.1	15%
as a % of total revenue	33%	38%
Total operating expenses	$685.5	$581.4	$104.1	18%
as a % of total revenue (1)	50%	57%
(1) In the table above, the sum of the individual percentages may not equal the total due to rounding.
Research and Development Expense. Research and development expense increased $46.0 million or 24% for the nine months ended September 30, 2020 compared to the same period of 2019. The increase was primarily due to $27.5 million in additional salaries, bonuses, and payroll-related costs, $5.5 million in additional additional software costs, and $4.3 million in additional facility costs. We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.
Selling, General and Administrative Expense. Selling, general and administrative expense increased $58.1 million or 15% for the nine months ended September 30, 2020 compared to the same period of 2019. Significant elements of the increase in selling, general, and administrative expenses included $34.8 million in additional marketing costs, $20.2 million in additional salaries, bonuses, and payroll-related costs, $13.6 million in additional consulting fees, and $7.4 million in additional software costs, partially offset by $7.7 million in lower restructuring charges associated with our 2019 Restructuring Plan, $6.1 million related to variable compensation plans and $4.6 million in lower travel and entertainment costs.

Non-Operating Income and Expenses
Interest Expense
Interest expense is comprised primarily of costs related to our senior convertible notes. Interest expense increased $9.3 million to $24.4 million for the three months ended September 30, 2020 compared to $15.1 million for the same period of 2019. Interest expense increased $15.1 million to $60.1 million for the nine months ended September 30, 2020 compared to $45.0 million for the same period of 2019. The increase in interest expense for the periods presented is primarily related to the May 2020 issuance of our 2025 Notes, partially offset by the repurchase, conversion and redemption of all of our 2022 Notes during the first seven months of 2020.
Loss on Extinguishment of Debt
We recorded losses on extinguishment of debt of $0.5 million and $5.9 million during the three and nine months ended September 30, 2020 in connection with the repurchase and conversions of our 2022 Notes. See Note 4 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information about these transactions.
Loss from Equity Investments
The loss from equity investments of $4.2 million for the nine months ended September 30, 2019 consisted solely of realized losses on our equity investment in Tandem Diabetes Care, Inc. We sold all of our remaining equity investment in Tandem during the first quarter of 2019.
Interest and Other Income (Expense), Net
Interest income is related to our marketable debt securities portfolio. Interest income was $2.4 million and $12.0 million for the three and nine months ended September 30, 2020, respectively, compared to $7.4 million and $21.5 million for the three and nine months ended September 30, 2019, respectively. The decrease in interest income was primarily related to a decline in market interest rates, partially offset by an increase in the average invested balances during 2020 compared to 2019.
Other income (expense) for the three and nine months ended September 30, 2020 and 2019 consists primarily of foreign currency transaction gains and losses due to the effects of foreign currency fluctuations.
Income Tax Expense
We recorded an income tax expense of $2.9 million on pre-tax income of $75.1 million for the three months ended September 30, 2020 compared to income tax expense of $0.0 million on pre-tax income of $45.8 million for the three months ended September 30, 2019. We recorded income tax expense of $5.3 million on pre-tax income of $143.7 million for the nine months ended September 30, 2020 compared to income tax expense of $1.5 million on pre-tax income of $9.9 million for the nine months ended September 30, 2019.
The income tax expense for the three and nine months ended September 30, 2020 and for the prior periods is attributable to foreign and state income tax expense as a result of current taxable income in those jurisdictions where we have no net operating loss carryforwards.
We maintain a full valuation allowance against our net deferred tax assets as of September 30, 2020 based on our assessment that it is not more likely than not these future benefits will be realized before expiration. We analyze our ability to realize our deferred tax assets quarterly, weighing all available positive and negative evidence of future taxable income. The future release of our valuation allowance will result in a material benefit recognized in the quarter of release.

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
Our future capital requirements will depend on many factors, including but not limited to:
•the revenue generated by sales of our approved products and other future products;
•the expenses we incur in manufacturing, developing, selling and marketing our products;
•the quality levels of our products and services;
•the third-party reimbursement of our products for our customers;
•our ability to efficiently scale our operations to meet demand for our current and any future products;
•the costs, timing and risks of delays of additional regulatory approvals;
•the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•the rate of progress and cost of our clinical trials and other development activities;
•the success of our research and development efforts;
•the emergence of competing or complementary technological developments;
•the terms and timing of any collaborative, licensing and other arrangements that we may establish;
•the acquisition of businesses, products and technologies and our ability to integrate and manage any acquired businesses, products and technologies; and
•the evolution of the international expansion of our business.
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
A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in U.S. dollars. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. As a result, we monitor exposures in foreign currencies and where necessary employ various methods, including financial instruments, to mitigate the impact of foreign currency as needed. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the British Pound, the Euro, and the Canadian Dollar, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We currently engage in limited hedging transactions to reduce foreign currency risks on certain intercompany balances. We will continue to monitor and manage our financial exposures due to exchange rate fluctuations as an integral part of our overall risk management program. Our cash, cash equivalents and short-term marketable securities totaled $2.60 billion as of September 30, 2020. None of those funds were restricted and approximately 98% of those funds were located in the United States. We intend to reinvest a substantial portion of our foreign earnings in those businesses, and we currently do not anticipate that we will need funds generated by foreign operations to fund our domestic ones.
Our cash, cash equivalents and short-term marketable securities as of September 30, 2020 increased by $1.07 billion from December 31, 2019 due to the factors described in “Cash Flows” below. We believe that our cash, cash equivalents, and marketable securities balances, projected cash contributions from our commercial operations, and our $200.0 million revolving line of credit, of which $194.6 million remains available, will be sufficient to meet our anticipated seasonal working capital needs, capital expenditure requirements, contractual obligations, commitments, debt service requirements, and other liquidity requirements associated with our operations for at least the next 12 months.
Revolving Credit Agreement
In December 2018, we entered into an amended and restated five-year $200.0 million revolving credit agreement which was subsequently amended on May 11, 2020 (as amended, the Credit Agreement). The Credit Agreement also includes a sub-facility of up to $10.0 million for letters of credit. Subject to customary conditions and the approval of any lender whose commitment would be increased, we have the option to increase the maximum principal amount available under the Credit Agreement by up to an additional $300.0 million, resulting in a maximum available principal amount of $500.0 million. However, at this time none of the lenders have committed to provide any such increase in their commitments. Revolving loans under the Credit Agreement will be available for general corporate purposes, including working capital and capital expenditures. As of September 30, 2020, we had no outstanding borrowings, $5.4 million in outstanding letters of credit, and a total available balance of $194.6 million under the Credit Agreement. We monitor counterparty risk associated with the institutional lenders that are providing this credit facility. We currently believe that this credit facility will be available to us should we choose to borrow under it.
Senior Convertible Notes
The following table summarizes our outstanding senior convertible note obligations as of September 30, 2020:

Issuance Date	Coupon Rate	Aggregate Principal (in millions)	Maturity Date	Initial Conversion Rate per Share of Common Stock	Conversion Price per Share of Common Stock
November 2018	0.75%	$850.0	December 1, 2023	6.0869	$164.29
May 2020	0.25%	1,207.5	November 15, 2025	1.6655	$600.42
		$2,057.5
We used a portion of the net proceeds from the offering of the 2023 Notes to repurchase 0.8 million shares of our common stock for $100.0 million in 2018. We used $282.6 million of the net proceeds from the offering of the 2025 Notes to repurchase a portion of our 2022 Notes; the remaining 2022 Notes were converted for shares of our common stock during 2020. We intend to use the remainder of the net proceeds from the Notes offerings for general corporate purposes and capital expenditures, including working capital needs. We may also use the net proceeds to expand our current business through in-licensing or acquisitions of, or investments in, other businesses, products or technologies; however, we do not have any significant commitments with respect to any such acquisitions or investments at this time.
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
See Note 4 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information about the terms of the Credit Agreement, our senior convertible notes, the 2023 Note Hedge, and the 2023 Warrants.

Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated. See the consolidated financial statements in Part I, Item 1 of this Quarterly Report for complete consolidated statements of cash flows for these periods.

	Nine Months Ended September 30,		Change
(In millions)	2020	2019	2020 - 2019
Net cash provided by operating activities	$303.6	$170.8	$132.8
Net cash used in investing activities	(994.0)	(920.9)	(73.1)
Net cash provided by financing activities	917.0	10.8	906.2
Effect of exchange rates on cash, cash equivalents, and restricted cash	0.8	(1.7)	2.5
Increase (decrease) in cash, cash equivalents and restricted cash	$227.4	$(741.0)	$968.4
As of September 30, 2020, we had $2.60 billion in cash, cash equivalents and short-term marketable securities, which is an increase of $1.07 billion compared to $1.53 billion as of December 31, 2019. The primary cash flows during the nine months ended September 30, 2020 and 2019 are described below.
Operating Cash Flows
Net cash provided by operating activities during the nine months ended September 30, 2020 was comprised of net income of $138.4 million and net non-cash adjustments of $195.4 million, partially offset by $30.2 million of net changes in working capital balances. Net non-cash adjustments were primarily related to share-based compensation, depreciation and amortization, non-cash interest expense for our senior convertible notes and loss on extinguishment of debt on our 2022 Notes.
Net cash provided by operating activities during the nine months ended September 30, 2019 was comprised of a net income of $8.4 million, net non-cash adjustments of $155.3 million, and $7.1 million of net changes in working capital balances. Net non-cash adjustments were primarily related to share-based compensation, non-cash interest expense for our senior convertible notes, depreciation and amortization, and a loss on the sale of our remaining equity investment in Tandem Diabetes Care, Inc.
Investing Cash Flows
Net cash used in investing activities during the nine months ended September 30, 2020 was primarily comprised of $844.6 million for net purchases of marketable securities and $138.8 million for capital expenditures.
Net cash used in investing activities during the nine months ended September 30, 2019 was primarily comprised of $783.8 million for net purchases of marketable securities and $135.9 million for capital expenditures.
Financing Cash Flows
Net cash provided by financing activities during the nine months ended September 30, 2020 was primarily comprised of $1.19 billion in net proceeds from the issuance of our 2025 Notes and $15.3 million in proceeds from the issuance of common stock under our employee stock plans, partially offset by $282.6 million for the repurchase of a portion of our 2022 Notes.
Net cash provided by financing activities during the nine months ended September 30, 2019 was primarily comprised of $11.9 million from the issuance of common stock under our employee stock plans.

Contractual Obligations
We presented our contractual obligations as of June 30, 2020 in our Quarterly Report on Form 10-Q for the six months then ended. There were no significant changes to our contractual obligations in the three months ended September 30, 2020.

Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
We record exchange rate fluctuations resulting from the translation of the short-term intercompany balances between domestic entities and our foreign subsidiaries as foreign currency transaction gains or losses and include them in interest and other income, net in our consolidated statements of operations. We occasionally enter into foreign currency forward contracts in order to partially offset the impact from fluctuation of the foreign currency rates. As of September 30, 2020, we had foreign currency forward contracts outstanding with a notional amount of $39.0 million.
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
Furthermore, the COVID-19 pandemic and associated shelter-in-place orders has and may continue to limit or restrict our ability to initiate, conduct or continue our clinical trials. Delays and disruption in our clinical trials has and may continue to result in delays for new or expanded marketing authorizations for our products, which could materially affect our development and commercialization plans for our products. For example, we have experienced some delays in certain pivotal clinical trials for our next-generation CGM product.
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
We also currently utilize third parties to, among other things, manufacture components and materials for our devices, and to provide services such as sterilization services. We purchase these materials and services from numerous suppliers worldwide. If either we or any third-parties in the supply chain for components, materials or services used in the production of our devices are adversely impacted by the disruptions caused by, or restrictions resulting from, the COVID-19 pandemic, our supply chain may be disrupted, which may impact and/or limit our ability to manufacture and distribute our devices. For example, we have experienced some supply chain disruption due to the global restrictions resulting from the COVID-19 pandemic in the manufacture of our next-generation CGM product.
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
Additionally, the majority of our operations are conducted at facilities located in San Diego, California and Mesa, Arizona. We take precautions to safeguard our facilities, which include manufacturing protocols, insurance, health and safety protocols, and off-site storage of data. However, a natural or man-made disaster, such as fire, flood, earthquake, act of terrorism, cyber-attack or other disruptive event, such as the COVID-19 pandemic or another public health emergency, could cause substantial delays in our operations, damage, destroy or limit our manufacturing equipment, inventory, or records and cause us to incur additional expenses. Earthquakes are of particular significance since our primary manufacturing facilities in California are located in an earthquake-prone area. In the event our existing manufacturing facilities or equipment are affected by man-made or natural disasters, we may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business. The insurance we maintain against fires, floods, earthquakes and other natural disasters and similar events may not be adequate to cover our losses in any particular case. Further, insurance coverage may not be available or successfully secured for loss profits or business interruption relating to the COVID-19 pandemic and its impacts

We depend upon third-party suppliers and outsource to other parties, making us vulnerable to supply disruptions, suboptimal quality, non-compliance and/or price fluctuations, which could harm our business.
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
Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:
•we may experience a reduction or interruption in supply, and may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms from additional or replacement sources;
•our products are technologically complex and it is difficult to develop alternative supply sources;
•we are not a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours;
•our suppliers may make errors in manufacturing components that could negatively affect the quality, effectiveness or safety of our products or cause delays in shipment of our products;
•we may have difficulty locating and qualifying alternative suppliers for our single-source supplies;
•switching components may require product redesign and submission to the FDA of new applications such as a PMA or 510(k) supplement or possibly a separate PMA or 510(k), either of which could significantly delay production;
•our suppliers manufacture products for a range of customers, and fluctuations in demand for the products these suppliers manufacture for others may affect their ability to deliver components to us in a timely manner;
•our suppliers may make obsolete components that are critical to our products; and
•our suppliers may encounter financial and/or other hardships unrelated to our demand for components, including those related to changes in global economic conditions and/or disease outbreaks, which could inhibit their ability to fulfill our orders and meet our requirements.
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
We have incurred significant operating losses in the past. As of September 30, 2020, we had an accumulated deficit of $557.3 million. We have financed our operations primarily through private and public offerings of equity securities and debt and the sales of our products. We have devoted substantial resources to:
•research and development relating to our continuous glucose monitoring systems;
•sales and marketing and manufacturing expenses associated with the commercialization of our G4 PLATINUM, G5 Mobile and G6 systems; and
•expansion of our workforce.

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
To continue to develop our sales and marketing organization to successfully achieve market awareness and sell our products, we must:
•recruit and retain adequate numbers of effective and experienced sales and marketing personnel;
•effectively train our sales and marketing personnel in the benefits and risks of our products;
•establish and maintain successful sales, marketing, training and education programs that educate health care professionals, including endocrinologists, physicians and diabetes educators, so they can appropriately inform their patients about our products;
•manage geographically dispersed sales and marketing operations; and
•effectively train our sales and marketing personnel on the applicable fraud and abuse laws that govern interactions with healthcare practitioners as well as current and prospective patients and maintain active oversight and auditing measures to ensure continued compliance.
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
We have entered into distribution arrangements to leverage established distributors already engaged in the diabetes marketplace. Our distribution agreements with Byram and affiliates, Cardinal Health and affiliates (including Edgepark Medical

Supplies), AmerisourceBergen, and McKesson, our four most significant distributors, each generated 10% or more of our total revenue during the nine months ended September 30, 2020. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. To the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services in the United States, Europe or other countries, our product margins could be lower than if we directly marketed and sold our products. To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, market acceptance of our products by physicians and people with diabetes in Europe or other countries will largely depend on our ability to demonstrate their relative safety, effectiveness, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe or other countries. Finally, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, our future revenue may be reduced and our business may be harmed.
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
As a medical device company, reimbursement from government and/or commercial third-party healthcare payors, including Medicare and Medicaid, is an important element of our success. In January 2017, the Centers for Medicare & Medicaid Services, or CMS, established a classification of “Therapeutic Continuous Glucose Monitors” as durable medical equipment eligible for coverage under Medicare Part B. Coverage criteria for therapeutic CGMs is determined by CMS under national coverage determinations as well as by local Medicare Administrative Contractors under local coverage determinations. Therefore, Medicare reimbursement for our CGM devices is subject to various coverage conditions and often requires a patient-specific coverage analysis. Medicare coverage as durable medical equipment is a determination that we had pursued with CMS for many years and which was made possible by the FDA’s decision in December 2016 to approve a non-adjunctive indication, or use, for our G5 Mobile system. In March 2017, CMS Medicare Administrative Contractors issued interim instructions for individual claim adjudication, providing instructions and billing codes for the reimbursement of individual claims for therapeutic CGM reimbursement that apply to our G6 and G5 Mobile systems, and in May 2017, CMS Medicare Administrative Contractors issued a revision to an existing joint Local Coverage Determination, which establishes the Medicare conditions of coverage for therapeutic CGM, including our G5 Mobile and G6 systems.
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
As of September 30, 2020, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our G4 PLATINUM, G5 Mobile and G6 systems by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on CGM devices, typically, though not exclusively, under durable medical equipment benefits, those coverage policies frequently are restrictive and require significant medical documentation and other requirements in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. Moreover, it is not uncommon for governmental, including federal and/or state, agencies and their contractors to conduct periodic routine billing and compliance reviews that may entail extensive documentation requests, cooperation with which may require significant time and resources, and may result in identification of overpayments that may need to be refunded.

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
We expect that sales of our G4 PLATINUM system, G5 Mobile and G6 systems will account for substantially all of our product revenue for the foreseeable future. If and when we receive FDA or other regulators’ approval for, and begin commercialization of, our next-generation CGM systems, we expect most patients will migrate onto those systems. Notwithstanding our prior experience in marketing and selling our products, we might be unable to successfully expand the commercialization of our existing products or begin commercialization of our next-generation CGM systems on a wide-scale for a number of reasons, including:
•with the relatively recent FDA authorizations to market our G6 system in the United States in March 2018 and the G6 Pro in the United States in October 2019, we have relatively limited experience selling our G6 and G6 Pro systems;
•our G6 system prompts the user to replace the sensor no later than the tenth day, which might make it expensive for users;
•widespread market acceptance of our products by physicians and people with diabetes will largely depend on our ability to demonstrate their relative safety, effectiveness, reliability, cost-effectiveness and ease of use;
•the limited size of our sales force;
•we may not have sufficient financial or other resources to adequately expand the commercialization efforts for our products;
•our FDA and other regulatory reviews and/or submissions may be delayed, or approved with limited product labeling;
•we may not be able to manufacture our products in commercial quantities commensurate with demand or at an acceptable cost;
•people with Type 2 diabetes do not generally receive broad reimbursement from third-party payors for their purchase of CGM products in the United States, since many payors require that a policy holder meet specific medical criteria to qualify for reimbursement, which may reduce widespread access to or use of our products;
•the uncertainties associated with establishing and qualifying new manufacturing facilities;
•people with diabetes may need to incur the costs of single-point finger stick devices, in addition to our systems;

•the relative immaturity of the CGM market internationally, and limited international reimbursement of CGM systems by third-party payors and government healthcare providers outside the United States;
•the introduction and market acceptance of competing products and technologies, which may have a lower cost or price, allow for a convenience improvement and allow for improved accuracy and reliability;
•our inability to obtain sufficient quantities of supplies at appropriate quality levels from our single- or sole-source and other key suppliers;
•our inability to manufacture products that perform in accordance with expectations of consumers; and
•rapid technological change may make our technology and our products obsolete.
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
Several companies are developing and/or commercializing products for continuous or periodic monitoring of glucose levels in the interstitial fluid under the skin that compete directly with our products. In 2015, Abbott Diabetes Care, Inc. launched a consumer flash or intermittent scan glucose monitoring system, FreeStyle Libre, outside the United States. Abbott first received FDA approval for a professional-use version of this system in September 2016 for use in the United States for which readings are only made available to the patient through consultation with their healthcare provider. Abbott first received FDA approval for the consumer version of this system in September 2017 for use in the United States, and the FDA cleared Abbott’s FreeStyle Libre 2 iCGM system for children and adults ages 4 years and older in June 2020. In September 2020, Abbott received CE Mark for both its next-generation CGM system, Freestyle Libre 3, and the Libre Sense Glucose Sport Biosensor, designed for the correlation of glucose and athletic performance. Medtronic plc’s Diabetes Group markets and sells a standalone glucose monitoring product called Guardian Connect, which launched both internationally and in the United States after receiving FDA approval in 2018.
Medtronic and other third parties have developed or are developing insulin pumps integrated with CGM systems that provide, among other things, the ability to suspend insulin administration while the user’s glucose levels are low and to automate basal and bolus insulin dosing. Medtronic launched its 670G insulin delivery system in 2017, received CE Mark for its 780G system in June 2020, and FDA approval for 770G in September 2020.

Some of the companies developing or marketing competing devices are large and well-known publicly traded companies, and these companies may possess competitive advantages over us, including:
•greater name recognition;
•established relations with healthcare professionals, customers and third-party payors;
•established distribution networks;
•additional lines of products, and the ability to bundle products to offer higher discounts or incentives to gain a competitive advantage;
•greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products and marketing approved products;
•Duration of sensor life;
•the ability to integrate multiple products to provide additional features beyond CGM systems; and
•greater financial and human resources for product development, manufacturing, sales and marketing, and patent litigation.
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
The FDA can refuse to grant a 510(k) clearance or a de novo request for marketing authorization, or delay, limit or deny approval of a PMA application or supplement for many reasons, including:
•the system may not be deemed by the FDA to be substantially equivalent to appropriate predicate devices under the 510(k) pathway;
•the system may not satisfy the FDA’s safety or effectiveness requirements;
•the data from pre-clinical studies and clinical trials may be insufficient to support approval, clearance and/or marketing authorization;
•the manufacturing process or facilities used may not meet applicable requirements; and
•changes in FDA approval policies or adoption of new regulations may require additional data.
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
The commencement or completion of any of our clinical trials may be delayed or halted, or be inadequate to support approval of FDA marketing applications or supplements, for numerous reasons, including, but not limited to, the following:
•the FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;
•patients do not enroll in clinical trials at the rate we expect;
•patients do not comply with trial protocols;
•patient follow-up does not occur at the rate we expect;
•patients experience adverse side effects;
•patients die during a clinical trial, even though their death may not be related to our products;
•institutional review boards and third-party clinical investigators may delay or reject our trial protocol;
•third-party clinical investigators decline to participate in a trial or do not perform a trial on our anticipated schedule or consistent with the investigator agreements, clinical trial protocol, good clinical practices or other FDA or institutional review board requirements;
•DexCom or third-party organizations do not perform data collection, monitoring and/or analysis in a timely or accurate manner or consistent with the clinical trial protocol or investigational or statistical plans;
•third-party clinical investigators have significant financial interests related to DexCom or the study that the FDA deems to make the study results unreliable, or DexCom or investigators fail to disclose such interests;
•regulatory inspections of our clinical trials or manufacturing facilities may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials;
•changes in governmental regulations, policies or administrative actions applicable to our trial protocols;
•the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or efficacy; and
•the FDA concludes that the results from our trial and/or trial design are inadequate to demonstrate safety and effectiveness of the product.
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
We have received, and may continue to receive, numerous inquiries from hospitals around the country about the use of our CGM devices to remotely monitor COVID-19 patients admitted into the hospital. Extension of CGM system use to hospitalized patients during the COVID-19 pandemic allows hospital staff to monitor glucose remotely in patients and may reduce patient/provider interactions, which could help limit viral exposure for hospital staff and help conserve personal protective equipment (PPE). In the context of the COVID-19 pandemic, the FDA has permitted for regulatory flexibility in a variety of specific circumstances, to expedite the development and availability of critical medical products that may be helpful in COVID-19-related efforts.
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

We are not actively promoting nor do we plan to actively promote our CGM devices (and related support) for inpatient use, but if we supply them to such facilities as currently permitted by the FDA, this supply could present an increased risk of product liability claims and associated damages should an adverse event occur. Given that our CGM devices have not yet been fully evaluated or tested by either DexCom or the FDA to the extent that would be required in standard circumstances for product development and marketing authorization, there could be unknown or unanticipated risks presented by use in this environment.
The FDA can also decide, at any time, to change its position regarding enforcement discretion for our devices, and require that we seek marketing authorization for this additional intended use by submitting a 510(k) premarket notification, or that we seek and obtain Emergency Use Authorization. The FDA may determine this policy has expired if the impact of the COVID-19 pandemic subsides and there is no longer an urgent need to use our CGM systems for remote patient monitoring during the COVID-19 pandemic.
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
As a result of the COVID-19 pandemic, many healthcare facilities were or remain closed or available on a limited basis for non-emergent and elective services. Accordingly, our clinical investigators may not have an opportunity to recruit and enroll patients in our clinical trials. We cannot predict the length of current shelter-in-place orders or the impact of such orders and the COVID-19 pandemic more generally on the provision of non-emergent health services or the normal operation of our clinical sites, therefore, we cannot predict the ultimate impact that such restrictions may have on our clinical trial enrollment and results.
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
In the ordinary course of our business, we enter into collaborative arrangements to develop new products and to pursue new markets, such as our agreements with Eli Lilly, Insulet, Novo Nordisk Tandem Diabetes and The Ypsomed Group, to integrate our CGM technology into their insulin delivery systems, and our amended agreement with Verily to develop one or more next-generation CGM products. Our Eli Lilly, Insulet, Novo Nordisk, Verily and The Ypsomed Group collaborations have not yet resulted in a commercial product. In December 2019, Tandem received FDA approval for its second sensor-

augmented insulin delivery system, the t:slim X2™ Insulin Pump with Control-IQ™ technology, which integrates with our G6 system.
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
•the cost of ongoing compliance with legal and regulatory requirements, and third-party payors’ policies;
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
The outbreak of the SARS-CoV-2 virus and the COVID-19 disease that it causes has evolved into a global pandemic. The novel coronavirus has spread to many regions of the world, including the United States and Europe. As noted above, this novel coronavirus has caused substantial disruption to our way of life and to the healthcare market, including closures of non-essential businesses and cancellation of well visits and elective procedures in most regions in which we operate. Vulnerable patients, including diabetic patients, may be at a higher risk of contracting COVID-19 and may experience more severe symptoms from the disease. It is difficult to predict what impact the continued prevalence of COVID-19 will have on our business and resulting operations. At the same time, the U.S. federal and state governments have relaxed certain laws and regulations to combat the spread of the novel coronavirus, including removal of restrictions on the delivery and payment for remote healthcare services and the expansion of FDA’s enforcement discretion with respect to certain off-label uses of products that may benefit COVID-19 response and prevention efforts. These changes in the law are occurring quickly, are subject to varying interpretations, and are temporary in nature. We are closely following these changes and we are adapting our operations to quickly respond to the needs of our patients and to accommodate additional requests by hospitals and other healthcare facilities to aid in their COVID-19 efforts. We may interpret these changes differently than an applicable government regulator and may be subject to audits in the future. To the extent that any of our interpretations are found to be incorrect, we could be subject to enforcement action or overpayment liability. We may also need to quickly revert to past operations in the event that flexibilities resulting from the pandemic are removed and standard requirements are re-imposed. We are unable to predict the extent to which this pandemic will impact our business and operating results, including new information that may emerge concerning the virus and the actions to contain it or to treat COVID-19, among others.
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
The healthcare industry generally, and our business specifically, is subject to extensive foreign, federal, state and local laws and regulations, including those relating to:
•authorizations necessary for the investigation and commercial marketing of products;
•the pricing of our products and services;
•the distribution of our products and services;
•billing for products and services;
•the obligation to report and return identified overpayments;
•financial relationships with physicians and other referral sources;
•inducements and courtesies given to physicians and other health care providers and patients;
•labeling products;
•the characteristics and quality of our products and services;
•confidentiality, maintenance and security issues associated with medical records and individually identifiable health and other personal information;
•medical device adverse event reporting;
•prohibitions on kickbacks, including the Anti-Kickback Statute and related laws and/or regulations;
•any scheme to defraud any healthcare benefit program;
•physician and other healthcare professional payment disclosure requirements;
•use and disclosure of personal health information;
•privacy of health information and personal information;
•data protection and data localization;
•mobile communications;
•patient access and non-discrimination;
•patient consent;
•false claims; and
•professional licensure.
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

Compliance with ongoing regulatory requirements can be complex, expensive and time-consuming. Failure by us or one of our suppliers or distributors to comply with statutes and regulations administered by the FDA, competent authorities and other regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following actions:
•warning letters or untitled letters that require corrective action;
•delays in approving, or refusal to approve, our CGM systems;
•fines and civil or criminal penalties;
•unanticipated expenditures;
•FDA refusal to issue certificates to foreign governments needed to export our products for sale in other countries;
•suspension or withdrawal of clearance or approval by the FDA or other regulatory bodies;
•product recall or seizure;
•administrative detention;
•interruption of production, partial suspension, or complete shutdown of production;
•interruption of the supply of components from our key component suppliers;
•operating restrictions;
•court consent decrees;
•FDA orders to repair, replace, or refund the cost of devices;
•injunctions; and
•criminal prosecution.
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
•reputational damage;
•increase to insurance premiums; and
•foreign, federal and state governmental inquiries, any of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.
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
We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud based systems during or as a result of the COVID-19 pandemic, could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, ransomware or other malware, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. If our systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may significantly suffer and we may be subject to litigation, government enforcement actions and other actions for which we could face financial liability and other adverse consequences which may include:
•additional government oversight of our operations;
•loss of existing customers;
•difficulty in attracting new customers;
•problems in determining product cost estimates and establishing appropriate pricing;
•difficulty in preventing, detecting, and controlling fraud;
•disputes with customers, physicians, and other health care professionals;
•increases in operating expenses, incurrence of expenses, including remediation costs;
•loss of revenues (including through loss of coverage or reimbursement);
•product development delays;
•disruption of key business operations; and
•diversion of attention of management and key information technology resources.
Unauthorized third parties may seek to access our devices or other products and services, or related devices, products, and services, and modify or use them in a way inconsistent with our FDA clearances and approvals, which may create risks to users.
Medical devices are increasingly connected to the internet, hospital networks, and other medical devices to provide features that improve healthcare and increase the ability of healthcare providers to treat patients and patients to manage their conditions. For example, we are pursuing collaborations to enable the connectivity and interoperability of our current and next-generation sensors and transmitters with third-party patient monitoring products, which may in turn be connected with the internet, hospital networks and in some cases, other medical devices. These same features may also increase cybersecurity risks and the risks of unauthorized access and use by third parties. As such, unauthorized third parties may seek to access our devices or other products and services, or related devices, products, and services, and modify or use them in a way inconsistent with our FDA clearances and approvals, which may create risks to users and potential exposure to the company.

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
Our operations in countries outside the United States, which accounted for approximately 22% of our revenues for the nine months ended September 30, 2020, are accompanied by certain financial and other risks. In addition to opening offices in Austria, Canada, Germany, the Philippines, Switzerland and the United Kingdom, in connection with distributor acquisitions and otherwise, we intend to continue to pursue growth opportunities in sales outside the United States, especially in Asia (including Japan and Korea) and Europe, and we may increase our use of administrative and support functions from locations outside the United States, which could expose us to greater risks associated with our sales and operations. As we pursue opportunities outside the United States, we may become more exposed to these risks and our ability to scale our operations effectively may be affected. Additionally, we may experience difficulties in scaling these functions from locations outside the United States and may not experience the expected cost efficiencies.
Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:
•local product preferences and product requirements;
•longer-term receivables than are typical in the United States;
•fluctuations in foreign currency exchange rates;
•less intellectual property protection in some countries outside the United States than exists in the United States;
•trade protection measures and import and export licensing requirements;
•workforce instability;
•fluctuations in trade policy and tariff regulations;
•political and economic instability; and
•the potential payment of U.S. income taxes on certain earnings of our subsidiaries outside the United States upon repatriation.
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
Third parties have asserted, and may assert, infringement or misappropriation claims against us with respect to our current or future products. We are aware of numerous patents issued to third parties that may relate to aspects of our business, including the design and manufacture of CGM sensors and membranes, as well as methods for continuous glucose monitoring. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of such third parties or others. Our competitors may assert that our CGM systems or the methods we employ in the use of our systems are covered by U.S. or foreign patents held by them. We have in the past settled some such allegations and may need to do so again in the future. For example, in July 2014, we entered into a Settlement and License Agreement with Abbott to settle all pending patent infringement legal proceedings brought by Abbott against us which is set to expire on March 31, 2021. This risk is exacerbated by the fact that there are numerous issued patents and pending patent applications relating to self-monitored glucose testing systems in the medical technology field. Because patent applications may take years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our products infringe. There could also be existing patents of which we are unaware that one or more components of our system may inadvertently infringe. As the number of competitors in the market for CGM systems grows, the possibility of patent infringement by us or a patent infringement claim against us increases. If we are unable to successfully defend any such claims as they may arise or enter into or extend settlement and license agreements on acceptable terms or at all, our business operations may be harmed. We have been involved in various patent infringement actions in the past. For example, in March 2020, we settled certain patent infringement litigation and proceedings between us and AgaMatrix, Inc. and WaveForm Technologies, Inc.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future. From January 1, 2020 through October 20, 2020, the closing price of our common stock on the Nasdaq Global Select Market was as high as $451.79 per share and as low as $191.16 per share. In addition, the trading prices for our common stock and other medical device companies have been highly volatile as a result of the COVID-19 pandemic.
The market price of our common stock is influenced by many factors that are beyond our control, including the following:
•securities analyst coverage or lack of coverage of our common stock or changes in their estimates of our financial performance;
•variations in quarterly operating results;
•future sales of our common stock by our stockholders;
•investor perception of us and our industry;
•announcements by us or our competitors of significant agreements, acquisitions, or capital commitments or product launches or discontinuations;
•changes in market valuation or earnings of our competitors;
•negative business or financial announcements regarding our partners;
•general economic conditions;
•regulatory actions;
•legislation and political conditions;
•global health pandemics, such as COVID-19; and
•terrorist acts.
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
Our revenues and operating results may fluctuate significantly from quarter to quarter. We believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied on as an indication of our future performance. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the trading price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include:
•our inability to manufacture an adequate supply of product at appropriate quality levels and acceptable costs;
•possible delays in our research and development programs or in the completion of any clinical trials;
•a lack of acceptance of our products in the marketplace by physicians and people with diabetes;
•the inability of customers to receive reimbursements from third-party payors;
•failures to comply with regulatory requirements, which could lead to withdrawal of products from the market;
•our failure to continue the commercialization of any of our CGM systems;
•competition;
•inadequate financial and other resources; and
•global and political economic conditions, political instability and military hostilities.

Failure to comply with covenants in our revolving credit agreement with JPMorgan Chase Bank and other syndicate lenders could result in our inability to borrow additional funds and adversely impact our business.
We have entered into a revolving credit agreement and a pledge and security agreement with JPMorgan Chase Bank and four other lenders to fund our business operations. These agreements impose numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of September 30, 2020, we were in compliance with the covenants imposed by the loan and security agreement. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
Increasing our financial leverage could affect our operations and profitability.
In December 2018, we entered into a five-year $200.0 million revolving credit agreement. As of September 30, 2020, we had no outstanding borrowings, $5.4 million in outstanding letters of credit, and a total available balance of $194.6 million under our multi-currency revolving credit facility.
Our leverage ratio may affect the availability to us of additional capital resources as well as our operations in several ways, including:
•the terms on which credit may be available to us could be less attractive, both in the economic terms of the credit and the legal covenants;
•the possible lack of availability of additional credit;
•the potential for higher levels of interest expense to service or maintain our outstanding debt;
•the possibility of additional borrowings in the future to repay our indebtedness when it comes due; and
•the possible diversion of capital resources from other uses.
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
In addition, there are provisions in our certificate of incorporation and bylaws, as well as provisions in the Delaware General Corporation Law, that may discourage, delay or prevent a change of control that might otherwise be beneficial to stockholders. For example:
•our Board of Directors may, without stockholder approval, issue shares of preferred stock with special voting or economic rights;
•our stockholders do not have cumulative voting rights and, therefore, each of our directors can only be elected by holders of a majority of our outstanding common stock;

•a special meeting of stockholders may only be called by a majority of our Board of Directors, the Chairman of our Board of Directors, our Chief Executive Officer, our President or our Lead Independent Director;
•our stockholders may not take action by written consent;
•our Board of Directors is divided into three classes, only one of which is elected each year; and
•we require advance notice for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. In September 2020, we amended and restated our restated bylaws to provide that the federal district courts of the United States will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or a Federal Forum Provision. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court.
Notwithstanding the foregoing, our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. The exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.
Moreover, Section 203 of the Delaware General Corporation Law may discourage, delay, or prevent a change of control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.

Risks Related to Our Debt
We have indebtedness in the form of convertible senior notes, which could adversely affect our financial health and our ability to respond to changes in our business.
In June 2017, we completed an offering of $400.0 million aggregate principal amount of 0.75% convertible senior notes due 2022, or 2022 Notes, which offering we refer to as the 2017 Notes Offering. In November 2018, we completed an offering of $850.0 million aggregate principal amount of 0.75% convertible senior notes due 2023, or 2023 Notes, which offering we refer to as the 2018 Notes Offering. In May 2020, we completed an offering of approximately $1.21 billion aggregate principal amount of 0.25% convertible senior notes due 2025, or 2025 notes, which offering we refer to as the 2020 Notes Offering. As of the date hereof, there are no 2022 Notes outstanding. We refer to the 2018 Notes Offering and the 2020 Notes Offering, collectively, as the Notes Offerings, and we refer to the the 2023 Notes and the 2025 Notes, collectively, as the Notes. As a result of the Notes Offerings, we incurred $2.06 billion principal amount of indebtedness, the principal amount of which we may be required to pay at maturity.
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
As a result of our level of increased debt after the completion of the Notes Offerings:
•our vulnerability to adverse general economic conditions and competitive pressures will be heightened;

•we will be required to dedicate a larger portion of our cash flow from operations to interest payments, limiting the availability of cash for other purposes;
•our flexibility in planning for, or reacting to, changes in our business and industry may be more limited; and
•our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.
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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
None.

ITEM 5 - OTHER INFORMATION
None.

ITEM 6 - EXHIBITS
The following exhibits are filed as a part of this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

3.01	Registrant’s Amended and Restated By-Laws	8-K	000-51222	September 9, 2020	3.1

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 is formatted in Inline XBRL					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that DexCom specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXCOM, INC. (Registrant)

Dated:	October 27, 2020	By:	/s/ KEVIN R. SAYER
Kevin R. Sayer, Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Dated:	October 27, 2020	By:	/s/ QUENTIN S. BLACKFORD
Quentin S. Blackford, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)