Form 10-K
period 2020-12-31
DEXCOM INC
filed 2021-02-11
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
(Address of principal executive offices)

(858) 200-0200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	DXCM	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☒    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes  ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐    Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No   ☒
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $38.5 billion based on the closing sales price of $405.40 per share as reported on the Nasdaq Global Select Market.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 4, 2021
Common stock, $0.001 par value per share	96,177,363
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2021 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III, Items 10 through 14 of this Annual Report on Form 10-K, as specified in the responses to those item numbers. Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

PART I

Item 1 - BUSINESS

Overview
We are a medical device company primarily focused on the design, development and commercialization of continuous glucose monitoring, or CGM, systems for use by people with diabetes and by healthcare providers. We received approval from the United States (U.S.) Food and Drug Administration, or FDA, and commercialized our first product in 2006. We launched our latest generation system, the Dexcom G6® integrated Continuous Glucose Monitoring System, or G6, in 2018. Unless the context requires otherwise, the terms “we,” “us,” “our,” the “company,” or “Dexcom” refer to DexCom, Inc. and its subsidiaries. The mailing address of our headquarters is 6340 Sequence Drive, San Diego, California, 92121 and our telephone number at that location is (858) 200-0200. Our Internet website address is www.dexcom.com. We provide free access to various reports that we file with or furnish to the SEC through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Information on our website does not constitute part of this Annual Report on Form 10-K or other report we file or furnish with the SEC. The reports are also available at www.sec.gov. Also available on our website are printable versions of our Audit Committee charter, Compensation Committee charter, Nominating and Corporate Governance Committee charter, and Code of Conduct and Business Ethics. Stockholders may request copies of these documents by mail or telephone, at the address or phone number provided above.
Products
Dexcom G7®
We are pursuing regulatory approvals for our next generation G7 CGM system. The G7 carries forward many of the same features as our G6 CGM system and adds several new or improved features, including
•Reduced size. A 60% reduction in size of the on-body wearable.
•Fully disposable. Sensor and transmitter combined into a single, disposable wearable.
•Simple application. New application process streamlines the number of steps required.
•Faster warmup. Warmup period expected to be reduced from the current two-hour warmup for G6.
•Reduced packaging waste. Significant reduction to the product packaging waste profile on a per unit basis.
Dexcom G6®
In March 2018, we obtained marketing authorization from the FDA for the G6 via the de novo process. The G6 is the first type of CGM system permitted by the FDA to be used as part of an integrated system with other compatible medical devices and electronic interfaces, which may include automated insulin dosing systems, insulin pumps, blood glucose meters or other electronic devices used for diabetes management. G6 and substantially equivalent devices of this generic type that may later receive marketing authorization are referred to as integrated continuous glucose monitoring systems, or iCGMs, and have been classified as Class II devices by the FDA. Along with this classification, the FDA established criteria, called special controls, which outline requirements for assuring CGM accuracy, reliability and clinical relevance, and which also describe the type of studies and data required to demonstrate acceptable CGM performance. The G6 is designed to allow our transmitter to run an algorithm to generate a glucose value and to communicate directly to a patient’s compatible mobile device, including iPhone®, iPod touch®, iPad®, and certain Android® mobile devices. A patient’s glucose data can also be displayed on wearable devices, like the Apple Watch® and Wear OS by Google devices. The G6 transmitter has a labeled useful life of three months. Data from the G6 can be integrated with Dexcom CLARITY®, our cloud-based reporting software, for personalized, easy-to-understand analysis of trends that may improve diabetes management. In the United States, the G6 is covered by Medicare and Medicaid in the majority of states and by commercial insurers, subject to satisfaction of certain eligibility and coverage criteria for individuals with both Type 1 and Type 2 diabetes.
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
The G6 carries forward important features of prior generation Dexcom CGM systems:
•Continuous glucose readings. Automatically sends glucose readings to a Dexcom receiver or compatible mobile device every five minutes.
•Mobile app and sharing. Compatibility with mobile device applications allows for sharing glucose information with other people for added support and care coordination.
•Customizable alarms and alerts. Personalized alert schedule immediately warns the user of pending dangerous high and low blood sugars.
The G6 also has a number of new or improved features compared to our prior generation devices:
•Finger stick elimination. No finger sticks are needed for calibration or diabetes treatment decisions, consistent with the instructions for use.
•Easy sensor application. Complete redesign of the sensor applicator allows for one-touch, simple self-insertion.
•Discreet and low profile. A redesigned transmitter with a 28% lower profile than the previous generation Dexcom CGM system makes the device comfortable and easy to wear under clothing.
•Medication blocking. New feature allows for more accurate glucose readings without interference from common medications taken at typical indication doses, such as acetaminophen.
•Predictive low alert. New alert feature intended to predict hypoglycemia before it hits to help avoid dangerous low blood sugar events.
•Extended 10-day disposable sensor. Up to 10-day sensor use allows for 43% longer wear than previous generation Dexcom CGM systems.
Other than the foregoing, the features of the G6 are generally consistent with our prior generation CGM systems in its technical capabilities and its indications. Since the G6 is classified by the FDA as a Class II device, it is subject to special controls and modifications of, or revisions to, the device may be made under the 510(k) process.
Global revenues associated with the sales of our previous commercial products, the Dexcom G4® Platinum CGM system and G5® Mobile CGM system, or G5 Mobile, amount to less than 10% of our revenue for the fiscal year ended 2020 and we anticipate phasing out these commercial products by the end of 2021.
Dexcom Share®
The Dexcom Share remote monitoring system, offered for use with any current Dexcom system, uses an app on the patient’s iPhone, iPod touch, iPad or Android mobile device to securely and wirelessly transmit glucose information to the cloud and then to apps on the mobile devices of up to five designated recipients, or “followers,” who can remotely monitor a patient’s glucose information and receive alert notifications anywhere they have a wireless connection. A patient’s glucose data can also be displayed on a patient’s or follower’s wearable device, such as the Apple Watch and Wear OS by Google devices, when used in conjunction with the patient’s or follower’s iPhone or Android mobile device.Data and Insulin Delivery Collaborations

We have entered into multiple collaboration agreements that leverage our technology platform to integrate our CGM products with insulin delivery systems. The general purpose of these development and commercial relationships is to integrate our technology into the insulin pump or pen product offerings of the respective partner, enabling the partner’s insulin delivery device to receive and display glucose readings from our transmitter and, in some cases, use the glucose readings for semi-automated insulin delivery. Currently, we have announced significant insulin delivery partnerships with Eli Lilly, Insulet, Novo Nordisk, Tandem Diabetes and The Ypsomed Group. In addition to these major partners, we are working with other companies that are pursuing varying strategies surrounding semi-automated insulin delivery and data analytics to improve outcomes and ease-of-use in diabetes management.
We have also entered into collaborations with several organizations that are currently using, or are developing, programs for the treatment of Type 2 diabetes that utilize our current CGM systems. These collaborations align with the strategy to seek broader access to our CGM systems for people with Type 2 diabetes, including those who are not treated with intensive insulin therapy.
Verily Collaboration
Our Restated Collaboration Agreement with Verily Life Science LLC (an Alphabet Company) and Verily Ireland Limited (collectively, Verily) provides us with an exclusive license to use intellectual property of Verily resulting from the collaboration, and certain Verily patents, in the development, manufacture and commercialization of blood-based or interstitial glucose monitoring products more generally (subject to certain exclusions, which are outside the CGM field as it is commonly understood). It also provides us with non-exclusive license rights under Verily’s other intellectual property rights to develop, manufacture, and commercialize those kinds of glucose monitoring products and certain CGM product companion software functionalities.
In consideration of Verily’s performance of its obligations under the joint development plan of the Restated Collaboration Agreement, the licenses granted to us and the amendment of the original agreement, we have made upfront and incentive payments, and will make potential additional milestone payments of up to $275.0 million that may become due and payable by us upon the achievement of future product regulatory approval and revenue milestones. At our election, we may make these milestone payments in shares of our common stock or cash. See Note 2 to the consolidated financial statements in Part II, Item 8 and Exhibit 10.31 of this Annual Report for a further description of the Restated Collaboration Agreement.

Market Opportunity
Diabetes
Diabetes is a chronic, life-threatening disease for which there is no known cure and which has other significant adverse consequences for human health throughout the world. The disease is caused by the body’s inability to produce or effectively utilize the hormone insulin. This inability prevents the body from adequately regulating blood glucose levels. Glucose, the primary source of energy for cells, must be maintained at certain concentrations in the blood in order to permit optimal cell function and health. Normally, the pancreas provides control of blood glucose levels by secreting the hormone insulin to decrease blood glucose levels when concentrations are too high. In people with diabetes, the body does not produce sufficient levels of insulin, or fails to utilize insulin effectively, causing blood glucose levels to rise above normal. This condition is called hyperglycemia and often results in acute complications as well as chronic long-term complications such as heart disease, limb amputations, loss of kidney function and blindness. When blood glucose levels are high, people with diabetes often administer insulin in an effort to decrease blood glucose levels. Unfortunately, insulin administration can drive blood glucose levels below the normal range, resulting in hypoglycemia. In cases of severe hypoglycemia, people with diabetes risk acute complications, such as loss of consciousness or death. Due to the drastic nature of acute complications associated with hypoglycemia, many people with diabetes are reluctant to reduce blood glucose levels. Consequently, these individuals often remain in a hyperglycemic state, increasing their odds of developing long-term chronic complications. Diabetes is typically classified into two major groups: Type 1 and Type 2.
The International Diabetes Federation, or IDF, estimates that in 2019, 463 million adults (aged 20-79) around the world had diabetes. IDF estimates that by 2045, the worldwide incidence of people suffering from diabetes will reach 700 million. According to the Centers for Disease Control and Prevention, or CDC, in its National Diabetes Statistics Report, 2020, or the 2020 CDC Report, crude estimates for the prevalence of diabetes in the United States as of 2018 include 34 million people with diabetes, of which 26.9 million people have diagnosed diabetes. The 2020 CDC Report also lists diabetes as the seventh leading cause of death by disease in the United States, excluding comorbidities associated with the disease. According to the Congressional Diabetes Caucus website, diabetes is the leading cause of kidney failure, adult-onset blindness, lower-limb amputations, and a significant cause of heart disease, stroke, high blood pressure and nerve damage. According to the IDF, there were an estimated 4.2 million deaths attributable to diabetes globally in 2019 between the ages of 20 and 79 years. The American Diabetes Association, or ADA, Fast Facts, revised in February 2020, states that diabetes is the primary cause of death for more than 83,000 Americans each year, and contributes to the death of more than 270,000 Americans annually.

According to the ADA, one in every four healthcare dollars was spent on treating people with diabetes in 2017, and the direct medical costs and indirect expenditures attributable to diabetes in the United States were an estimated $327 billion, an inflation-adjusted increase of approximately 26% since 2012. Of the $327 billion in overall expenses, the ADA estimated that approximately $237 billion were direct costs associated with diabetes care, chronic complications and excess general medical costs, and $90 billion were indirect costs. The ADA also found that in 2017, average medical expenditures among people with diagnosed diabetes were 2.3 times higher than for people without diabetes. According to the IDF, 2019 expenditures attributable to diabetes were estimated to be $760 billion globally. The IDF estimates that expenditures attributable to diabetes will grow to $845 billion globally by 2045.
Type 1 Diabetes
According to the 2020 CDC Report, as of 2018 there were an estimated 1.6 million adults and youth with diagnosed Type 1 diabetes in the United States. Type 1 diabetes is an autoimmune disorder that usually develops during childhood and is characterized by an absence of insulin, resulting from destruction of the insulin producing cells of the pancreas. Individuals with Type 1 diabetes must rely on frequent insulin injections in order to regulate and maintain blood glucose levels.
According to JDRF, greater than 60,000 people are diagnosed with Type 1 diabetes each year in the United States and 5 million people in the U.S. are expected to have Type 1 diabetes by 2050. In addition, according to the ADA in 2019, nearly 18,000 youth are newly diagnosed with Type 1 diabetes every year in the United States.
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
Importance of Glucose Monitoring
Blood glucose levels can be affected by many factors, including the carbohydrate and fat content of meals, exercise, stress, illness or impending illness, hormonal releases, variability in insulin absorption and changes in the effects of insulin in the body. Given the many factors that affect blood glucose levels, maintaining glucose within a normal range is difficult, resulting in frequent and unpredictable excursions above or below normal blood glucose levels. People with diabetes administer insulin or ingest carbohydrates throughout the day in order to maintain blood glucose levels within normal ranges. People with diabetes frequently overcorrect and fluctuate between hyperglycemic and hypoglycemic states, often multiple times during the same day. As a result, many people with diabetes are routinely outside the normal blood glucose range. Failure to maintain blood glucose levels within the normal range leads to numerous and significant health risks. These risks include eye disease, nerve disease, kidney disease, cardiovascular disease and potentially hypoglycemic events.
Limitations of Existing Glucose Monitoring Products
Single-point finger stick devices are the most prevalent devices for glucose monitoring. These devices require taking a blood sample with a finger stick, placing a drop of blood on a test strip and inserting the strip into a glucose meter that yields a single point in time blood glucose measurement. We believe that these devices suffer from several limitations, including:
•Limited Information. Even if people with diabetes test several times each day, each measurement represents a single blood glucose value at a single point in time. Given the many factors that can affect blood glucose levels, excursions above and below the normal range often occur between these discrete measurement points in time. Without the ability to determine whether their blood glucose level is rising, falling or holding constant, and the rate at which their blood glucose level is changing, the individual’s ability to effectively manage and maintain blood glucose levels within normal ranges is severely limited. Further, people with diabetes cannot test themselves during sleep, when the risk of hypoglycemia is significantly increased.
The illustrative graph below shows the limited information provided by four single-point measurements during a single day using a traditional single-point finger stick device, compared to the data provided by our continuous sensor. The continuous data indicates that, even with four finger sticks in one day, the patient’s blood glucose levels were above the target range of 80-140 milligrams per deciliter (“mg/dl”) for a period of 13.5 hours.

Single Day Continuous Data
•Inconvenience. The process of measuring blood glucose levels with single-point finger stick devices can cause significant disruption in the daily activities of people with diabetes and their families. People with diabetes using single-point finger stick devices must stop whatever they are doing several times per day, self-inflict a painful prick and draw blood to measure blood glucose levels. To do so, people with diabetes must always carry a fully supplied kit that may include a spring-loaded needle, or lancet, disposable test strips, cleansing wipes and the meter, and then safely dispose of the used supplies. This process is inconvenient and may cause uneasiness in social situations.
•Difficulty of Use. To obtain a sample with single-point finger stick devices, people with diabetes generally prick one of their fingertips or, occasionally, a forearm with a lancet. They then squeeze the area to produce the blood sample and another prick may be required if a sufficient volume of blood is not obtained the first time. The blood sample is then placed on a disposable test strip that is inserted into a blood glucose meter. This task can be difficult for individuals with decreased tactile sensation and visual acuity, which are common complications of diabetes.
•Pain. Although the fingertips are rich in blood flow and provide a good site to obtain a blood sample, they are also densely populated with highly sensitive nerve endings. This makes the lancing and subsequent manipulation of the finger to draw blood painful. The pain and discomfort are compounded by the fact that fingers offer limited surface area, so tests are often performed on areas that are sore from prior tests. People with diabetes may also suffer pain when the finger prick site is disturbed during regular activities.
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
Various clinical studies and real-world evidence also demonstrate the benefits of continuous glucose monitoring in the management of Type 1 diabetes and insulin-requiring Type-2 diabetes, when compared to regimens relying on self-monitoring of blood glucose. Results of several early clinical trials established that CGM usage was associated with improved glycemic outcomes.
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
Our current target market consists primarily of people with Type 1 and Type 2 diabetes who utilize insulin pump therapy or who utilize multiple daily insulin injections. We also believe that our CGM systems are beginning to have a positive impact on the broader Type 2 population that does not utilize mealtime insulin, a group that we estimate to be greater than 30 million people in the United States alone. We are extending our commercial efforts for this population through several channels, including through strategic partnerships. In the future, we expect to expand our product offering to address people with pre-diabetes, people who are obese, people who are pregnant, and people in the hospital setting. Although the majority of our revenue has been generated in the United States, we have expanded our operations to include certain countries in Africa, Asia, Europe, Latin America, and the Middle East, as well as Australia, Canada, and New Zealand.
Our current CGM systems offer the following advantages to people with diabetes:
•Improved Outcomes. Randomized clinical trials and peer reviewed published data have demonstrated that patients with diabetes who used continuous glucose monitoring devices to help manage their disease experienced significant improvements in glucose control, including when compared to patients relying solely on single-point finger stick measurements (i.e., less time in hypoglycemia and hyperglycemia) and reductions in A1c levels when compared to baseline.
•Access to Real-Time Values, Trend Information and Alerts. At their fingertips, people with diabetes can view their current glucose value, along with a graphical display of the historical trend information on our receiver or alternate display device. Without continuous monitoring, the individual is often unaware if his or her glucose is rising, declining or remaining constant. Access to continuous real-time glucose measurements provides people with diabetes information that may aid in attaining better glucose control. Additionally, our current CGM systems alert people with diabetes when their glucose levels approach inappropriately high or low levels so that they may intervene.
•Intuitive User Interface. We have developed a user interface that we believe is intuitive and easy to use. Our current CGM system receivers are compact with an easy-to-read color display, simple navigation tools, audible alerts and graphical display of trend information. Similar benefits are available via the interfaces we have made available on compatible mobile devices. These devices can serve as substitutes for our receivers or alternate display units in certain geographies.
•Convenience and Comfort. Our current CGM systems provide people with diabetes with the benefits of continuous monitoring, without having to perform finger stick tests for every measurement. Additionally, the disposable sensor that is inserted under the skin is a very thin wire, minimizing potential discomfort associated with inserting or wearing the disposable sensor. The external portion of the sensor, attached to the transmitter, is small, has a low profile and is designed to be easily worn under clothing. The wireless receiver is the size of a small smart phone and can be carried discreetly in a pocket or purse. We believe that convenience is an important factor in achieving widespread adoption of a CGM system.
•Connectivity to Wearables and Others. Patients can monitor their glucose levels and trends on compatible wearable devices, such as Apple Watch and Wear OS by Google devices, when used with a compatible mobile device. Also, our Share remote monitoring systems enable users of our current CGM systems to have their sensor glucose information remotely monitored by their family, friends or designated recipient, or follower, by wirelessly transmitting data from the user’s smart phone to the cloud and then to the follower’s mobile device. Several followers can remotely monitor a patient’s glucose information and receive secondary alert notifications from almost anywhere with an Internet connection via each follower’s mobile device.
Our Strategy
Our objective is to remain a leading provider of CGM systems and related products to enable people with diabetes to more effectively and conveniently manage their condition. We are also developing and commercializing products that integrate our CGM technologies into the insulin delivery systems or data platforms of our respective partners. In addition, we continue to pursue development partnerships with other insulin delivery companies, including automated insulin delivery systems, as well as other players in the disease management sector. To achieve these objectives, we are focusing on the following business strategies:
•Establishing and maintaining our technology platform as the leading approach to CGM and leveraging our development expertise to rapidly bring products to market, including for expanded indications.
•Driving the adoption of our ambulatory products through a direct sales and marketing effort, as well as key distribution arrangements.
•Driving additional adoption through technology integration partnerships such as our current partnerships with Eli Lilly, Insulet, Novo Nordisk, Tandem Diabetes, The Ypsomed Group and others.
•Seeking broad coverage policies and reimbursement for our products from private third-party payors and national health systems.

•Driving increased utilization and adoption of our products through a cloud-based data repository platform that enables people with diabetes to aggregate and analyze data from numerous diabetes devices and share the data with their healthcare providers and other individuals involved in their diabetes management and care.
•Expanding the use of our products to other patient care settings and patient demographics, including use for people with Type 2 diabetes who are not on intensive insulin therapy, population health, patient monitoring including in the hospital setting, and people who are pregnant.
•Providing a high level of customer support, service and education.
•Pursuing the highest safety and quality levels for our products.

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
Receiver and Transmitter Technology
Our current CGM systems wirelessly transmit information from the transmitter, which sits in a pod atop the sensor, to our receiver or to a compatible mobile device. We have developed technology for reliable transmission and reception and have consistently demonstrated a high rate of successful transmissions from transmitter to receiver or compatible mobile device in our clinical trials. Our receiver or the mobile device, via our apps, then displays both real-time and trended glucose values, and provides alerts and alarms. We have used our extensive database of continuous glucose data to create and refine software, algorithms and other technology for the display of data to customers.
Products in Development
We have gained our technology expertise by learning to design implants that can withstand the rigors of functioning within the human body for extended periods of time, as well as other issues such as device sealing, miniaturization, durability and sensor geometry.
We are leveraging this technology platform to enhance the capabilities of our current products (including obtaining expanded indications of use) and to develop additional CGM products. We plan to develop future generations of technologies focused on improved performance and convenience and that will enable intelligent insulin administration. Over the longer term, we plan to continue to develop and improve networked platforms with open architecture, connectivity and transmitters capable of communicating with other devices. We intend to expand our efforts to accumulate CGM patient data and metrics and apply predictive modeling and machine learning to generate interactive CGM insights that can inform patient behavior.
We continue to pursue and support development partnerships with insulin pump companies and companies or institutions developing insulin delivery systems, including automated insulin delivery systems.
We are also exploring how to extend our offerings to other populations, including for people with Type 2 diabetes that are non-insulin using, people with pre-diabetes, people who are obese, people who are pregnant, and people in the hospital setting. Eventually, we may apply our technological expertise to products beyond glucose monitoring.
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
After a stabilization period with the G6, the user will begin receiving CGM data on his or her mobile device or dedicated receiver through the ten-day usage period. After a stabilization period with the G5 Mobile, the user is required to calibrate the sensor with two measurements from a single-point finger stick device and the disposable sensor begins wirelessly transmitting the continuous glucose data at specific intervals to the handheld receiver or compatible mobile device. Users are prompted by the receiver or mobile app, if using the G5 Mobile, to calibrate the system twice per day with finger stick measurements throughout the use period to ensure reliable operation. Calibration may be accomplished by using any FDA cleared blood glucose meter. Our G6 system has labeling from the FDA and CE Mark permitting their use as a replacement for finger sticks for making therapeutic adjustments, although the G5 Mobile still requires two daily finger stick calibrations.
The disposable sensor contained in the G6 system is intended to function for up to ten days, after which the sensor should be replaced. To replace a sensor, the user simply removes the pod and attached sensor from the skin and discards them while retaining the reusable transmitter. A new sensor and pod can then be inserted and used with the same receiver and transmitter for a subsequent use period.
Handheld Receiver
Our small handheld receiver is carried by the user and wirelessly receives continuous glucose values from the transmitter. Proprietary algorithms and software, developed from our extensive database of continuous glucose data from clinical trials, are programmed into the G6 transmitter to process the glucose data from the sensor, which then sends the processed glucose data to the receiver and displays it on a user-friendly graphical user interface. With a push of a button, the user can access their current glucose value and one-, three-, six-, twelve- and twenty-four-hour trended data. Additionally, when glucose values are inappropriately high or low, the receiver provides an audible alert or vibrates. The receiver is a self-contained, durable unit with a rechargeable battery.
Compatible Mobile Devices
With our G6 system, the functionalities of our proprietary receiver can be obtained through the use of a compatible mobile device, such as an iOS or Android device, and our mobile applications, depending on the patient’s geographic location. A receiver may be required as the primary display device or a backup to the mobile device in some jurisdictions, including the United States.

Commercial Operations
We have built a direct sales organization in the United States, Canada and certain countries in Europe to call on health care professionals, such as endocrinologists, physicians and diabetes educators, who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy, and to ensure that health care professionals and patients are knowledgeable about our products and their functionality. We focus on delivering this important information to participants to drive adoption of our current CGM systems. We directly market our products in the United States, Austria, Canada, Germany, Ireland, Switzerland, and the United Kingdom primarily to endocrinologists, physicians and diabetes educators.
To complement our direct sales efforts, we have entered into distribution arrangements in the United States, Australia and New Zealand, and certain countries in Africa, Asia, Europe, Latin America, and the Middle East that allow distributors to sell our products. We expect to continue investing in our field sales force and believe our direct, highly specialized and focused sales organization and our domestic and international distribution agreements are sufficient for us to support our sales efforts for at least the next twelve months.
Direct to consumer marketing is one of our key initiatives to increase awareness of our CGM systems and drive new patient leads to our website. We target people with Type 1 and insulin intensive Type 2 diabetes. We advertise on television, in print, digital and video media, CRM, offer sponsorships, host or participate in diabetes related events, conduct public relations and maintain a brand ambassador program. Our campaigns target people with diabetes.
We use a variety of marketing tools to drive adoption, ensure continued usage and establish brand loyalty for our continuous glucose monitoring systems by:
•creating awareness of the benefits of continuous glucose monitoring and the advantages of our technology with endocrinologists, physicians, diabetes educators and people with diabetes;
•providing strong and simple educational and training programs to healthcare providers and people with diabetes to ensure easy, safe and effective use of our systems; and
•maintaining a readily accessible telephone and web-based technical and customer support infrastructure, which includes clinicians, diabetes educators and reimbursement specialists, to help referring physicians, diabetes educators and people with diabetes as necessary.

We typically experience seasonality, with lower sales in the first quarter of each year compared to the immediately preceding fourth quarter. This seasonal sales pattern relates to U.S. annual insurance deductible resets and unfunded flexible spending accounts.

Competition
The market for blood glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In selling our current CGM systems, we compete directly with the Diabetes Care division of Abbott Laboratories; Medtronic plc’s Diabetes Group; Roche Diabetes Care, a division of Roche Diagnostics; privately-held LifeScan, Inc.; and Ascensia Diabetes Care, each of which manufactures and markets products for the single-point finger stick device market. Collectively, these companies currently account for the majority of the worldwide sales of self-monitored glucose testing systems.
Several companies are developing or commercializing products for continuous or periodic monitoring of glucose levels in the interstitial fluid under the skin that compete directly with our products. We have competed with Abbott and their Libre family of CGM products for many years. Medtronic markets and sells a standalone glucose monitoring product called Guardian Connect, both internationally and in the United States.
Medtronic and other third parties have developed or are developing, insulin pumps integrated with continuous glucose monitoring systems that provide, among other things, the ability to suspend insulin administration while the user’s glucose levels are low and to automate basal or bolus insulin dosing.
We also have begun to become aware of companies outside the traditional medical device sector that are attempting to develop competitive products and services, including for the general health and wellness, or population health space. Some of the companies developing or marketing competing devices are large and well-known publicly traded companies.
We believe that the principal competitive factors in our market include:
•safe, reliable and high-quality performance of products;
•cost of products and eligibility for reimbursement;
•comfort and ease of use of products;
•effective sales, marketing and distribution networks;
•brand awareness and strong acceptance by healthcare professionals and people with diabetes;
•customer service and support and comprehensive education for people with diabetes and diabetes care providers;
•speed of product innovation and time to market;
•regulatory expertise; and
•technological leadership and superiority.
For additional information on competition, please see our Risk Factor entitled “We operate in a highly competitive market and face competition from large, well-established companies with significant resources, and, as a result, we may not be able to compete effectively.”

Manufacturing
We currently manufacture our products at our headquarters in San Diego, California and at our manufacturing facility in Mesa, Arizona. As of December 31, 2020, our headquarters facilities had approximately 31,000 square feet of laboratory space and approximately 28,000 square feet of controlled environment rooms. Our Mesa, Arizona facility has approximately 14,000 square feet of laboratory space and approximately 33,000 square feet of controlled environment rooms. In 2020, we commenced construction of a new facility in Malaysia that we anticipate will add substantial manufacturing capacity. There are technical challenges to increasing manufacturing capacity, including FDA qualification of new manufacturing facilities, equipment design and automation, material procurement, problems with production yields, and quality control and assurance. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. We have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts, however we cannot guarantee that supply will not be constrained going forward. Additionally, the production of our continuous glucose monitoring systems must occur in a highly controlled and clean environment to minimize particles and other yield- and quality-limiting contaminants. Developing and maintaining commercial-scale manufacturing facilities has and will continue to require the investment of substantial additional funds and the hiring and retaining of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience.
We manufacture our current CGM systems with certain components supplied by outside vendors and other components that we manufacture internally. Key components that we manufacture internally include our wire-based sensors. The remaining components and assemblies are purchased from outside vendors. We then assemble, test, package and ship the finished systems, which may include a reusable transmitter, a receiver and disposable sensors.
We purchase certain components and materials used in manufacturing from single sources due to quality considerations, costs or constraints resulting from regulatory or other requirements. As of December 31, 2020, those single sources include suppliers of application-specific integrated circuits used in our transmitters, seals used for the applicator and certain polymers used to synthesize polymeric membranes for our sensors.

Third-Party Reimbursement
As a medical device company, reimbursement from Medicare, Medicaid or other governmental healthcare programs or systems, and private third-party healthcare payors is an important element of our success. In January 2017, the Centers for Medicare and Medicaid, or CMS, established a classification of “Therapeutic Continuous Glucose Monitors” as durable medical equipment under Medicare Part B, subject to payment by Medicare under certain coverage conditions to be determined by CMS, by local Medicare Administrative Contractors or on a patient claim by claim basis. In September 2016, Germany’s Federal Joint Committee agreed to provide reimbursement for continuous glucose monitoring systems under certain conditions which we believe we meet. We also have coverage under certain international markets and Medicaid coverage in 40 states.
As of December 31, 2020, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our current CGM systems by their members. We have personnel with reimbursement expertise to assist customers in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have continued our efforts to create and liberalize coverage policies with third-party payors, including obtaining reimbursement for our products under pharmacy benefits and for more people with diabetes.
For additional information on third-party reimbursement, please see our see Risk Factors entitled “Managed care trends and consolidation in the health care industry could have an adverse effect on our revenues and results of operations.” and “Health care policy changes, including U.S. health care reform legislation, may have a material adverse effect on our business.”

Intellectual Property
Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patents, copyrights, trademarks, tradenames, trade secrets, nondisclosure agreements and other measures to establish and protect our proprietary rights.
Our patent portfolio includes numerous issued and pending patent applications in the U.S. and other parts of the world, which in the aggregate, we believe to be of material importance in the operation of our business. U.S. patents, as well as most foreign patents, are generally effective for 20 years from the date the earliest application was filed. In some cases, the patent term may be extended. Our issued patents as of December 31, 2020 are set to expire over a range of years, from 2021 with respect to some of our earlier patents, to 2039, subject to any extensions. We also have various registered U.S. trademarks, registered European Community trademarks, and many other trademark registrations and pending trademark applications around other parts of the world. In addition, we have entered into exclusive and non-exclusive licenses in the ordinary course of business relating to a wide array of technologies or other intellectual property rights or assets.
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

Corporate Responsibility
We strive to advance the interests of all our stakeholders – including patients, caregivers, employees, investors, and our communities – by operating in an ethical and sustainable way. We do this by holding true to our core values: Listen, Think Big, Be Dependable, and Serve with Integrity. These values are at the heart of our sustainability activities.
•Listen – We believe in listening to our customers and our employees. We have launched a number of programs to advocate for individuals living with diabetes and we support our employees and their families through a number of benefit programs that are available. In addition, we promote diversity, practice fairness, and treat everyone with respect and dignity.
•Think Big - We seek to expand global healthcare access for people with diabetes and actively work to increase access to our products. We also have committed to operate our business in a manner that is protective of the environment and conserves natural resources and reduces waste.
•Be Dependable – We are committed to quality and believe that is best achieved through a safe and healthy workplace as well as a Quality Management System that is compliant with all applicable regulatory requirements and which is continuously being improved.
•Serve with Integrity – While oversight of our ethics and governance structure begins with our Board of Directors and Executive Leadership Team, we expect all employees to foster a culture of accountability in line with our Code of Conduct and Business Ethics. We also maintain a compliance program to help enforce ethical conduct and adherence to applicable laws and regulations.
Our Nominating and Governance Committee of the Board of Directors oversees and reviews annually (a) our policies and programs concerning (i) corporate social responsibility and (ii) our participation and visibility as a global corporate citizen; (b) our sustainability performance; and (c) the assessment and management of environmental, sustainability and governance risks affecting our business.
Our Sustainability Report is available at https://investors.dexcom.com/corporate-governance, which is provided for reference only and is not incorporated by reference into this Annual Report on Form 10-K.

Government Regulation
The medical devices that we manufacture are subject to regulation by numerous regulatory bodies, including the FDA and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation program be conducted before a device receives approval for commercial distribution. In addition, healthcare regulatory bodies in the United States and around the world impose a range of requirements related to the payment for medical devices and the procedures in which they are used, including laws intended to prevent fraud, waste, and abuse of healthcare dollars.
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

In addition, the delivery of our devices in the U.S market is subject to regulation by various U.S. Department of Health and Human Services divisions including CMS, the DHHS Office of the Inspector General, or OIG, the Department of Veterans Affairs, and comparable state agencies responsible for reimbursement and regulation of payment for health care items and services. U.S. laws and regulations are imposed primarily in connection with the Medicare, Medicaid, and TRICARE programs, as well as the government’s interest in regulating the quality and cost of health care.
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
Our G4 PLATINUM and G5 Mobile systems (excluding associated Share System functionalities and mobile applications) were classified as devices requiring PMA approval. A PMA application must be supported by valid scientific evidence, which typically requires extensive data, including technical, pre-clinical, clinical, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device. A PMA application also must include a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling. After a PMA application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA. In addition, the FDA generally will conduct a pre-approval inspection of the manufacturing facility to evaluate compliance with QSR, which requires manufacturers to implement and follow design, testing, control, documentation and other quality assurance procedures.
FDA review of a PMA application generally takes between one and three years, but may take significantly longer. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:
•our systems may not be safe or effective to the FDA’s satisfaction;
•the data from our pre-clinical studies and clinical trials may be insufficient to support approval;
•the manufacturing process or facilities we use may not meet applicable requirements; and
•changes in FDA approval policies or adoption of new regulations may require additional data.
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
•patient follow-up is not at the rate we expect;
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
•Dexcom or third-party organizations do not perform data collection, monitoring and analysis in a timely or accurate manner or consistent with the clinical trial protocol or investigational or statistical plans;

•third-party clinical investigators have significant financial interests related to Dexcom or the study that the FDA deems to make the study results unreliable, or Dexcom or investigators fail to disclose such interests;
•regulatory inspections of our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials;
•changes in governmental regulations or administrative actions applicable to our trial protocols;
•the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or effectiveness; and
•the FDA concludes that the results from our trial and/or trial design are inadequate to demonstrate safety and effectiveness of the product.
We have a Class I data management service which we market to clinics. This service helps healthcare providers and patients see, understand and use blood glucose meter data to diagnose and manage diabetes. The service also allows researchers to control the transfer of data from certain diabetes devices to research tools and databases according to their own research workflows.
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
In March 2018, we obtained marketing authorization for our G6 as an iCGM system for determining glucose (sugar) levels in children aged two and older and adults with diabetes, via the de novo process.
After a device is authorized for marketing and placed in commercial distribution, numerous regulatory requirements apply. These include:
•establishment registration and device listing;
•QSR, which requires manufacturers to follow design, testing, control, storage, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures;
•labeling regulations, which prohibit the promotion of products for unapproved or off-label uses or indications and impose other restrictions on labeling, advertising and promotion;
•medical device reporting regulations, which require that manufacturers report to the FDA if a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;
•voluntary and mandatory device recalls to address problems when a device is defective and/or could be a risk to health; and
•corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health.
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
Failure to comply with applicable regulatory requirements, including those applicable to the conduct of our clinical trials, can result in enforcement action by the FDA, which may lead to any of the following sanctions:
•warning letters or untitled letters that require corrective action;
•fines and civil penalties;

•unanticipated expenditures;
•delays in approving or refusal to approve our future continuous glucose monitoring systems or other products;
•FDA refusal to issue certificates to foreign governments needed to export our products for sale in other countries;
•suspension or withdrawal of FDA approval;
•product recall or seizure;
•interruption of production;
•operating restrictions;
•injunctions; and
•criminal prosecution.
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
Anti-kickback Laws. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments, and providing anything at less than its fair market value. Given the breadth of this prohibition, Congress has issued a number of exceptions and has granted authority to the OIG to issue safe harbor regulations, each of which set forth certain provisions which, if satisfied in their entirety, will assure parties to the arrangement that they will not be prosecuted under the federal Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more exceptions or safe harbors is not per se illegal; rather, each arrangement is subject to a facts and circumstances analysis to determine whether the requisite improper intent exists. Therefore, conduct and business arrangements that do not fully satisfy each applicable exception or safe harbor element may result in increased scrutiny by government enforcement authorities or invite litigation by private citizens under federal whistleblower laws.
Federal Civil False Claims Act. The federal Civil False Claims Act prohibits knowingly presenting, or causing to be presented a false claim or the knowing use of false statements or records to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $11,181 and $22,363 (adjusted for inflation) for each separate false claim. Suits filed under the False Claims Act can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. These whistleblower-initiated False Claims Act cases are commonly referred to as “qui tam” actions. False Claims Act cases may also be initiated by the U.S. Department of Justice or any of its local U.S. Attorneys’ Offices. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, even before the validity of the claim is established and even if the government decides not to intervene in the lawsuit. Healthcare companies may decide to agree to large settlements with the government and/or whistleblowers to avoid the cost and negative publicity associated with litigation. Federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product promotion, health care professional engagements, and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, the Affordable Care Act amended federal law to provide that the government may assert that a claim for items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Criminal prosecution is also possible for knowingly making or presenting a false or fictitious or fraudulent claim to the federal government.
Federal Physician Self-Referral Law. The Federal Physician Self-Referral Law, also referred to as the Stark Law, prohibits a physician (or an immediate family member of a physician) who has a financial relationship with an entity from referring patients to that entity for certain designated health services, including durable medical equipment such as the CGM receiver and supplies, payable by Medicare, unless an exception applies. The Stark Law also prohibits such an entity from presenting or causing to be presented a claim to the Medicare program for such designated health services provided pursuant to a prohibited referral, and provides that certain collections related to any such claims must be refunded in a timely manner. Exceptions to the Stark Law include, among other things, exceptions for certain financial relationships, including both ownership and compensation arrangements. The Stark Law is a strict liability statute, therefore, to the extent that the statute is implicated and an exception does not apply, the statute is violated. Violations of the Stark Law must be reported and returned to Medicare in order to avoid potential liability under the federal False Claims Act for avoiding a known obligation to return identified overpayments. In the fall of 2020, we transitioned our Medicare business to distributors and no longer bill Medicare directly for DME and related supplies. In doing so, we have limited our exposure under the Stark Law. In addition to the Stark Law, many states have implemented similar physician self-referral prohibitions that may extend to Medicaid, third party payors, and self-pay patients, and may be applicable to our relationships with physicians and other health care providers.
Civil Monetary Penalties Law. The Civil Monetary Penalties Law, or CMPL, authorizes the imposition of substantial civil money penalties against an entity that engages in certain prohibited activities including but not limited to violations of the Stark Law or Anti-Kickback Statute, knowing submission of a false or fraudulent claim, employment of an excluded individual, and the provision or offer of anything of value to a Medicare or Medicaid beneficiary that the transferring party knows or should know is likely to influence beneficiary selection of a particular provider for which payment may be made in whole or part by a federal health care program, commonly known as the Beneficiary Inducement CMP. Remuneration is defined under the CMPL as any transfer of items or services for free or for less than fair market value. There are certain exceptions to the definition of remuneration for offerings that meet the Financial Need, Preventative Care, or Promoting Access to Care exceptions. Sanctions for violations of the CMPL include civil monetary penalties and administrative penalties up to and including exclusion from participation in federal health care programs.
Violations of the Stark Law, the Anti-Kickback Statute, the Civil Monetary Penalties Law and/or the federal False Claims Act can also form the basis for exclusion from participation in federal and state healthcare programs.
State Analogs of Federal Fraud and Abuse Laws. Many U.S. states have their own laws intended to protect against fraud and abuse in the health care industry and more broadly. In some cases these laws prohibit or regulate additional conduct beyond that covered under federal law. Penalties for violating these laws can range from fines to criminal sanctions.
Health Insurance Portability and Accountability Act of 1996 (HIPAA). The Health Insurance Portability and Accountability Act of 1996, as amended by the American Recovery and Reinvestment Act of 2009, and implementing regulations, collectively HIPAA, created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.
HIPAA and Other U.S. Privacy Laws and Regulations. HIPAA, as well as a number of other federal and state privacy-related laws, also extensively regulate the use and disclosure of individually identifiable health information, known as “protected health information,” and require covered entities, including health plans and most health care providers, to implement administrative, physical and technical safeguards to protect the security of such information. Certain provisions of the security and privacy regulations apply to business associates (entities that handle protected health information on behalf of covered entities), and business associates are subject to direct liability for violation of these provisions. In addition, a covered entity may be subject to criminal and civil penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. Covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay and notification must also be made to the U.S. Department of Health & Human Services, Office for Civil Rights, or OCR and, in certain situations involving large breaches, to the media. Various U.S. state laws and regulations may also require us to notify affected individuals and state agencies in the event of a data breach involving individually identifiable information. The OCR enforces the regulations and performs compliance audits. In addition to enforcement by OCR, state attorneys general are authorized to bring civil actions seeking either injunction or damages in response to violations that threaten the privacy of state residents. Dexcom is a covered entity under HIPAA and in certain circumstances, may also be a business associate of another covered entity. The HIPAA privacy regulations and security regulations impose and will continue to impose significant costs on us in order to comply with these standards.
There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. We also remain subject to federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to alleged privacy and data security violations. Further, certain states have proposed or enacted legislation that will create new data privacy and security obligations for certain entities, such a the California Consumer Privacy Act, or CCPA, which came into effect January 1, 2020 and was recently amended and expanded by the California Privacy Rights Act (CPRA) passed on November 3, 2020. The CCPA and CPRA, among other things, create new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. It remains unclear what, if any, additional modifications will be made to the CPRA by the California legislature or how it will be interpreted. Therefore the effects of the CCPA and CPRA are significant and will likely require us to modify our data processing practices, and may cause us to incur substantial costs and expenses to comply, particularly given our base of operations in California.
In addition to the laws discussed above, we may see more stringent state and federal privacy legislation passed in 2021 and beyond, as the increased cyber-attacks during the COVID-19 pandemic have once again put a spotlight on data privacy and security in the U.S. and other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations.
FCPA and Other Anti-Bribery and Anti-Corruption Laws. The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA would include interactions with certain healthcare professionals in many countries, either directly or through our contracted distributors. Our present and future business has been and will continue to be subject to various other U.S. and foreign laws, rules and/or regulations.
Physician Payment Sunshine Act. Pursuant to the Patient Protection and Affordable Care Act that was signed into law in March 2010, the federal government enacted the Physician Payment Sunshine Act. As a manufacturer of U.S. FDA‑regulated devices reimbursable by federal healthcare programs, we are subject to this law, which requires us to track and annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals. We are also required to report certain ownership interests held by physicians and their immediate family members. In 2018, the law was extended to require tracking and reporting of transfers of value to physician assistants, nurse practitioners, and other mid-level practitioners. Reporting requirements will go into effect in 2022 for payments and transfers of value made to these additional practitioner-types in 2021. CMS has the potential to impose penalties of up to $1.15 million per year for violations of the Physician Payment Sunshine Act, depending on the circumstances, and reported payments also have the potential to draw scrutiny to our relationships with physicians, which may have implications under the Anti-Kickback Statute and and other healthcare laws.
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
The regulatory framework governing medical devices is largely harmonized within the European Union, which includes most of the major countries in Europe (please note that the UK is effectively no longer part of the European Union as of January 1, 2021). Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. To be placed on the European Union market, devices must undergo a conformity assessment and bear the CE mark, indicating that the device conforms to the essential requirements of the applicable rules. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body.” This third-party assessment, which may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product, is always required in order for a manufacturer to commercially distribute the product throughout the European Union, except in case of Class I medical devices (those entailing the lowest level of risk). Outside of the European Union, regulatory approval needs to be sought on a country-by-country basis in order for us to market our products. The new European Union Medical Device Regulation (MDR) went into force in 2017, replacing the existing Directive and providing three years for transition and compliance, which has been extended by one additional year. The MDR will become fully applicable in the European Union on May 26, 2021, changing several aspects of the existing regulatory framework. Other countries have adopted medical device regulatory regimes, such as the Classification Rules for Medical Devices published by the Hong Kong Department of Health, the Health Sciences Authority of Singapore regulation of medical devices under the Health Products Act, and Health Canada’s risk classification system for invasive devices, among others. Each country may have its own processes and requirements for medical device licensing, approval, and regulation, therefore requiring us to seek regulatory approvals on a country-by-country basis.
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

Human Capital
As of December 31, 2020, we have approximately 5,500 full-time employees and approximately 900 contract and temporary employees around the globe.

Country	Female	Male	Grand Total
United States	1,800	2,300	4,100
Non-United States (“OUS”)	700	700	1,400
Grand Total	2,500	3,000	5,500
None of our employees are represented by a labor union or covered by a collective bargaining agreement, except for our employees in our Mainz, Germany location that are represented by a Works Council. We have never experienced any employment-related work stoppages and we consider our employee relations to be good.
Although the COVID-19 pandemic has disrupted business and operations for companies around the globe, the resilience of our employees has enabled us to minimize disruption to our sales, research, clinical studies and operations. Our onsite employees, particularly in manufacturing and operations, have rapidly adjusted to numerous stringent safety protocols. Thousands of other employees have shifted to work-from-home status since March 2020.
We are optimistic about the potential to expand our global workforce and create a more inclusive environment for all of our employees.
Diversity, Equity and Inclusion
As a global company, we understand the importance of diversity in our workforce. This year, we made progress in our commitment to Diversity, Equity & Inclusion (DEI) by formally establishing a DEI Council responsible for coordinating efforts around the organization, and securing resources to drive necessary change. At the same time, we expanded our Employee Resource Group (ERG) network to better reflect the diversity of our workforce and drive grassroots change. We now have multiple ERGs, including Dexcom PRIDE, Dexcom African American Network, LatinX, and ABLE, which help build our company community and enable opportunities for development. Together, these groups helped allocate our initial donation of $250,000 to support organizations dedicated to diversity, equity and inclusion.
The work we have done to date represents the beginning of our DEI journey. We will continue to focus on building a pipeline of opportunities for both the hiring and advancement of qualified individuals, including for women, persons with disabilities, and minority groups that are underrepresented in science and engineering industries. We believe that diverse perspectives will help empower our employees, patients and industry.
Communications and Engagement
Our success depends on employees understanding our strategic vision as well as our day-to-day objectives. To that end, we employ a mix of communication and engagement channels, including global, regional and functional town halls, regular leadership forums, and quarterly updates on our progress against our strategic goals. We have also created a cross-functional team focused on improving the employee experience and driving engagement.
A central part of our communications and engagement efforts are connecting people to purpose. To this end, we regularly invite Dexcom users, called Warriors, to share their stories with our employees. Whether the Warrior is a professional athlete whose performance depends on Dexcom, or a parent who no longer has to stick their child’s fingers during the night, their experiences reinforce our commitment to expand our reach into new patient populations, geographies and markets.
Health, Safety and Wellness
We are deeply committed to the safety, health and wellness of our employees. The Dexcom Environmental, Health & Safety team develops global safety practices and procedures, trains employees, and monitors compliance. Through these efforts, along with leadership commitment and investment of resources in support of workplace safety initiatives, our total US injury rate has consistently tracked below industry averages.
We also provide comprehensive wellbeing programs that support our employees and their families. For example, Inspire, our newly launched global wellness platform, helps employees and their family members develop and achieve their physical, emotional, and financial wellbeing goals.

Compensation
We recognize that our employees are our most valuable asset. Our total rewards package includes market competitive pay, comprehensive and competitive global benefits and retirement offerings, paid time off and family leave, tuition reimbursement and on-site services. To foster a stronger sense of ownership and align the interests of employees with shareholders, we offer an Employee Stock Purchase Plan, and restricted stock units are provided to eligible employees under our broad-based stock incentive programs.
In 2019, we began proactive reviews of both gender and minority pay equity for our global employees in the same or similar roles. The goal of these reviews is to identify and close any gaps in average pay, after accounting for legitimate business factors that may explain differences, such as performance, time in role, and tenure with the company. We have incorporated the findings into our compensation assessment cycles, and we recognize the need to regularly review pay equity to maintain our pay equity goals.
Growth and Development
We believe that investing in our talent’s growth and development will directly enhance our overall company performance. Our career development site, includes employee resources focusing on the advancement of six core competencies: collaboration, effective communication, talent development, driving results, demonstrating self-awareness, and strategic mindset. The internal site includes several training videos on a wide variety of topics, providing necessary resources for employees to grow in accord with their personal goals. The site also serves as a hub for our virtual and in-person sessions that align with the development of our six core competencies.
Recently, we enhanced our internal careers platform to more effectively match an employee’s experience with potential career paths at Dexcom. By providing an easy way for employees to explore new roles, we can increase internal mobility, develop great talent, and reduce turnover.

ITEM 1A - RISK FACTORS
Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. Before making a decision to invest in, hold or sell our common stock, stockholders and potential stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Annual Report on Form 10-K, as well as the other information we file with the Securities and Exchange Commission. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the value of our common stock could decline and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business, financial condition or results of operations. Refer to our disclaimer regarding forward-looking statements at the beginning of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report.

Summary of Risk Factors
The below summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report on Form 10-K, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:
•If we experience decreasing prices for our products and we are unable to reduce our expenses, including the per unit cost of producing our products, there may be a material adverse effect on our business, results of operations, financial condition and cash flows.
•We are subject to cost-containment efforts that could result in reduced product pricing and/or sales of our products and cause a reduction in future revenue.
•If we are unable to obtain adequately broad reimbursement at acceptable prices for our products or any future products from third-party payors, our revenue may be negatively impacted.
•The research and development efforts we undertake independently, and in some instances in connection with our collaborations with third parties, may not result in the development of commercially viable products, the generation of significant future revenues or adequate profitability.
•Our products may not achieve market acceptance.
•If our manufacturing capabilities are insufficient to produce an adequate supply of product at appropriate quality levels, we may not be able to meet market demand or our growth could be limited and our business could be harmed.
•Manufacturing difficulties and/or any disruption at our facilities may adversely affect our manufacturing operations and related product sales and increase our expenses.
•We depend upon third-party suppliers and outsource to other parties, making us vulnerable to supply disruptions, suboptimal quality, non-compliance and/or price fluctuations, which could harm our business.
•If we are unable to continue the development of an adequate sales and marketing organization and/or if our direct sales organization is not successful, or enter into and maintain arrangements with third parties to sell, market or distribute our products, we may have difficulty achieving market awareness and selling our products in the future.
•We operate in a highly competitive market and face competition from large, well-established companies with significant resources, and, as a result, we may not be able to compete effectively.
•The outbreak of the SARS-CoV-2 virus and the COVID-19 disease that it causes, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including our manufacturing, commercial operations and sales.
•We are subject to a variety of risks due to our international operations that could adversely affect our business, our operations or profitability and operating results.
•We have incurred significant losses in the past and may incur losses in the future.

•We are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
•Cybersecurity risks and cyber incidents could result in the compromise of confidential data or critical data systems and give rise to potential harm to customers, remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations.
•We conduct business in a heavily regulated industry and if we fail to comply with applicable laws and government regulations, we could become subject to penalties, be excluded from participation in government programs, and/or be required to make significant changes to our operations.
•Managed care trends, consolidation in the health care industry and health care policy changes, including U.S. health care reform legislation, may have a material adverse effect on our business.
•If we are unable to successfully complete the pre-clinical studies or clinical trials necessary to support additional PMA, de novo, or 510(k) applications or supplements, we may be unable to commercialize our CGM systems under development, which could impair our business, financial condition and operating results.
•We are subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from shipping affected products, require us to obtain licenses from third parties or to develop non-infringing alternatives, and subject us to substantial monetary damages and injunctive relief. We may also be subject to other claims or suits.
•Our inability to adequately protect our intellectual property could allow our competitors and others to produce products based on our technology, which could substantially impair our ability to compete.
•We face the risk of product liability claims and may be subject to damages, fines, penalties and injunctions, among other things.
•We could become the subject of governmental investigations, claims and litigation.
•Our stock price is highly volatile and investing in our stock involves a high degree of risk, which could result in substantial losses for investors.
•We have indebtedness in the form of convertible senior notes, which could adversely affect our financial health and our ability to respond to changes in our business.

Risks Related to Our Business and Operations

Risks Related to Pricing and Reimbursement
If we experience decreasing prices for our products and we are unable to reduce our expenses, including the per unit cost of producing our products, there may be a material adverse effect on our business, results of operations, financial condition and cash flows.
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
In the United States and other countries, government and private sector access to health care products continues to be a subject of focus, and efforts to reduce health care costs are being made by third-party payors. Most of our customers rely on third-party payors, including government programs and private health insurance plans, to cover the cost of our products. We expect that the continuing cost reduction and containment measures may reduce the cost or utilization of health care products and could lead to patients being unable to obtain approval for coverage or payment from these third-party payors. Additionally, as a result of COVID-19, some customers have and others may lose access to their private health insurance plan if they lose their job, and an impact to job status may extend for a prolonged period of time, beyond possible coverage periods through COBRA, or where the cost to maintain coverage may not be affordable to our customer. As most of our customers rely on third-party payors, including government programs and private health insurance plans, to cover the cost of our products, our customers may lose coverage for our products, which may harm our business and results of operations.
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
As a medical device company, reimbursement from government and/or commercial third-party healthcare payors, including Medicare and Medicaid, is an important element of our success. In January 2017, the Centers for Medicare & Medicaid Services, or CMS, established a classification of “Therapeutic Continuous Glucose Monitors” as durable medical equipment eligible for coverage under Medicare Part B. Coverage criteria for therapeutic CGMs is determined by CMS under national coverage determinations as well as by local Medicare Administrative Contractors under local coverage determinations. Therefore, Medicare reimbursement for our CGM devices is subject to various coverage conditions and often requires a patient-specific coverage analysis. In May 2017, CMS Medicare Administrative Contractors issued a revision to an existing joint Local Coverage Determination, which establishes the Medicare conditions of coverage for therapeutic CGM, including our G5 Mobile and G6 systems. On October 27, 2020, CMS proposed changes to Medicare Durable Medical Equipment, Prosthetics, Orthotic Devices, and Supplies (DMEPOS) coverage and payment policies that would expand Medicare coverage for CGM devices and supplies by classifying all CGMs (not just therapeutic CGMs) as DME and establishing payment amounts for these items and related supplies. If finalized, beginning April 2021, additional manufacturers would be able to obtain Medicare coverage and payment for their CGM devices and some of the new CGM options may be cheaper for Medicare beneficiaries, potentially resulting in decreased sales and resulting revenues.
Similarly, in September 2016, Germany’s Federal Joint Committee agreed to provide reimbursement for continuous glucose monitoring systems under certain conditions, which we believe are met by our current CGM systems.
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
As of December 31, 2020, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our current CGM systems by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on CGM devices, in a sizeable percentage of cases, under durable medical equipment benefits, those coverage policies frequently are restrictive and require significant medical documentation and other requirements in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. Moreover, it is not uncommon for governmental, including federal and/or state, agencies and their contractors to conduct periodic routine billing and compliance reviews that may entail extensive documentation requests, cooperation with which may require significant time and resources, and may result in identification of overpayments that may need to be refunded.
In addition, Medicare, Medicaid, other governmental health programs, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new and existing medical devices, and, as a result, they may be restrictive, or they may not cover or provide adequate payment for our products. Many of these programs impose documentation and other eligibility requirements that make it more difficult to obtain reimbursement. In order to obtain additional reimbursement arrangements, including under pharmacy benefits, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as leveraging increased competition, increasing eligibility requirements such as second opinions and other documentation, purchasing in a bundle, or redesigning benefits. We are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our dependence on the commercial success of our current CGM systems makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for our current CGM systems, people without coverage who have diabetes may not use our products. Furthermore, payors are increasingly basing reimbursement rates on factors such as prior approvals and the effectiveness of the product, clinical outcomes associated with the product, and any factors that negatively impact the effectiveness or clinical outcomes (or cause a perception of any such negative impact), such as the results of a clinical trial, a product defect, or a product recall, which could negatively impact the reimbursement rate.
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

Risks Related to Product Development
The research and development efforts we undertake independently, and in some instances in connection with our collaborations with third parties, may not result in the development of commercially viable products, the generation of significant future revenues or adequate profitability.
In order to address the anticipated needs of our customers, pursue new markets for our existing products, and remain competitive, we focus our research and development efforts and strategic third-party collaboration activities on the enhancement of our current CGM products, the development of next-generation products and the development of novel technologies and services.
The development of new products, or novel technologies and services and the enhancement of our current CGM products (including obtaining new indications for use), requires significant investment in research and development, intellectual property protection, clinical trials, regulatory approvals and third party reimbursement. The results of our product development and commercialization efforts may be affected by a range of factors, including our ability to anticipate customer needs, innovate and develop new products, and launch those products cost effectively into multiple markets and geographies. If we are unable to successfully anticipate customer needs, innovate, develop new products and successfully launch them, we may not be able to generate significant future revenues or profits from these efforts. Failing to timely launch our products may cause them to become obsolete and materially and adversely affect our business and financial position.
The development and commercial launch timelines for our products depend a great deal on our ability to achieve clinical endpoints and regulatory requirements and to overcome technology challenges, and may be delayed due to scheduling issues with patients and investigators, requests from institutional review boards, or inquiries from regulators about our independent and collaborative product development activities, product performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts succeed, the FDA may not approve the products or may require additional product testing and clinical trials before approving the products, which would result in product launch delays and additional expense. If approved by the FDA, the products may not be accepted in the marketplace by physicians and people with diabetes.
In the ordinary course of our business, we enter into collaborative arrangements to develop new products and to pursue new markets, such as our agreements with Eli Lilly, Insulet, Novo Nordisk, Tandem Diabetes and The Ypsomed Group, to integrate our CGM technology into their insulin delivery systems, and our amended agreement with Verily to develop one or more next-generation CGM products. Our Eli Lilly, Insulet, Novo Nordisk, Verily and Ypsomed collaborations have not yet resulted in a commercial product. In December 2019, Tandem received FDA approval for its second sensor-augmented insulin delivery system, the t:slim X2™ Insulin Pump with Control-IQ™ technology, which integrates with our G6 system. We have also entered into collaborations with several organizations that are currently using, or are developing, programs for the treatment of Type 2 diabetes that utilize our current CGM systems.
As a result of these relationships, our operating results depend, to some extent, on the ability of our partners to successfully commercialize their insulin delivery systems or monitoring products. Any factors that may limit our partners’ ability to achieve widespread adoption of their systems, including competitive pressures, technological breakthroughs for the treatment or prevention of diabetes, adverse regulatory or legal actions relating to insulin pump products, or changes in reimbursement rates or policies of third-party payors relating to insulin pumps or similar products, could have an adverse impact on our operating results.
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
Our products may not achieve market acceptance.
We expect that sales of our current CGM systems will account for substantially all of our product revenue for the foreseeable future. If and when we receive FDA or other regulators’ approval for, and begin commercialization of, our next-generation CGM systems, we expect most patients will migrate onto those systems. In the periods leading up to the launch of new or upgraded versions of our CGM systems, however, our customers’ anticipation of the release of those products may cause them to cancel, change or delay current period purchases of our current products, which could have a material adverse effect on our business, financial condition and results of operations.
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
•our FDA and other regulatory authority marketing application submissions and reviews may be delayed, or cleared or approved with limited product indications and labeling;
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
•greater name or brand recognition and more established medical product distribution channels by some of our competitors;
•our inability to obtain sufficient quantities of supplies at appropriate quality levels from our single- or sole-source and other key suppliers;

•our inability to manufacture products that perform in accordance with expectations of consumers; and
•rapid technological change may make our technology and our products obsolete.
In addition to the risks outlined above, our G6 systems are more invasive than many other self-monitored glucose testing systems, including single-point finger stick devices, and people with diabetes may be unwilling to insert a sensor in their body, especially if their current diabetes management involves no more than two finger sticks per day. Moreover, people with diabetes may not perceive the benefits of CGM and may be unwilling to change their current treatment regimens. Physicians may not recommend or prescribe our products unless and until (i) there is more long-term clinical evidence to convince them to alter their existing treatment methods, (ii) there are additional recommendations from prominent physicians that our products are effective in monitoring glucose levels, and (iii) reimbursement or insurance coverage is more widely available. In addition, market acceptance of our products by physicians and people with diabetes in Europe or other countries will largely depend on our ability to demonstrate their relative safety, effectiveness, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe or other countries. We cannot predict when, if ever, healthcare professionals, including physicians, and people with diabetes may adopt more widespread use of CGM systems, including our systems. If our CGM systems do not achieve and maintain an adequate level of acceptance by people with diabetes, healthcare professionals, including physicians, and third party payors, our future revenue may be reduced and our business may be harmed.

Risks Related to Manufacturing, Commercial Operations and Commercialization
If our manufacturing capabilities are insufficient to produce an adequate supply of product at appropriate quality levels, our growth could be limited and our business could be harmed.
Our existing manufacturing facilities are designed to manufacture current and next-generation sensors and transmitters, but may not be scaled quickly enough to permit us to manufacture one or more of our CGM systems in quantities sufficient to meet market demand. In the past, we have had difficulty scaling our manufacturing operations to provide a sufficient supply of product to support market demand and our commercialization efforts. From time to time, we have also experienced brief periods of backorder and, at times, have had to limit the efforts of our sales force to introduce our products to new customers. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. We have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts; however, we cannot guarantee that supply will not be constrained in the future. We may not adequately predict the market demand for our products, in order to produce our products in the quantities we anticipate will be necessary to meet market demand. We will need to adequately predict the market demand for our products and increase our manufacturing capacity by a significant factor over the current level to meet or exceed the anticipated market demand. In addition, we will have to modify our manufacturing design, reliability and process if and when our next-generation CGM, technologies are approved, cleared or otherwise authorized by the applicable regulatory body and commercialized.
There are technical challenges to increasing manufacturing capacity, including equipment design, automation, validation and installation, contractor issues and delays, licensing and permitting delays or rejections, materials procurement, manufacturing site expansion, problems with production yields and quality control and assurance. Continuing to develop commercial-scale manufacturing facilities will require the investment of substantial additional funds and the hiring and retention of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience. Delays in the launch of next-generation products may result in unanticipated continuing increases in demand for current-generation products (to substitute for the unavailability of the next-generation products) which, if not adequately prepared for, may result in deficits in our ability to produce adequate amounts of the prior-generation products to meet demand at appropriate prices.
The scaling of manufacturing capacity is subject to numerous risks and uncertainties, and may lead to variability in product quality or reliability, increased construction timelines, as well as resources required to design, install and maintain manufacturing equipment, among others, all of which can lead to unexpected delays in manufacturing output. In addition, any changes to our manufacturing processes may trigger the need for submissions or notifications to, and in some cases advance approval from, the FDA or other regulatory authorities because of the potential impact of changes on our previously cleared, approved and/or authorized devices. Our facilities are subject to inspections by the FDA and corresponding state agencies on an ongoing basis, and we must comply with Good Manufacturing Practices and FDA Quality Systems Regulations, as well as certain state requirements. We may be unable to adequately maintain, develop and expand our manufacturing process and operations or maintain compliance with FDA and state agency requirements, and manufacturing issues could impact our cleared and approved products. If we are unable to manufacture a sufficient supply of our current products or any future products for which we may receive approval or clearance, maintain control over expenses or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand, contractual obligations, and our business will suffer.

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
Additionally, the majority of our operations are conducted at facilities located in San Diego, California and Mesa, Arizona. We take precautions to safeguard our facilities, which include manufacturing protocols, insurance, health and safety protocols, and off-site storage of data. However, a natural or man-made disaster, such as fire, flood, earthquake, act of terrorism, cyber-attack or other disruptive event, such as the COVID-19 pandemic or another public health emergency, could cause substantial delays in our operations, damage, destroy or limit our manufacturing equipment, inventory, or records and cause us to incur additional expenses. Earthquakes are of particular significance since our manufacturing facilities in California are located in an earthquake-prone area. In the event our existing manufacturing facilities or equipment are affected by man-made or natural disasters, we may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business. The insurance we maintain against fires, floods, earthquakes and other natural disasters and similar events may not be adequate to cover our losses in any particular case. Further, insurance coverage may not be available or successfully secured for loss profits or business interruption relating to the COVID-19 pandemic and its impacts.
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
Although we work with our suppliers to try to ensure continuity of supply while maintaining quality, timeliness and reliability, the supply of these components, materials and services may be impacted, interrupted or insufficient. Our manufacturers and suppliers may also encounter problems during manufacturing for a variety of reasons. They may fail to follow specific protocols and procedures, fail to comply with applicable regulations, or be the subject of FDA or other regulatory authority audits or inspections that result in allegations of non-compliance (for example, resulting in Form 483 Observations, Warning Letters, or other FDA enforcement actions). Our manufacturers and suppliers may also experience or be impacted by equipment malfunction, environmental factors, and public health emergencies including but not limited to the global COVID-19 pandemic, any of which could delay or impede their ability to meet our demand.
Further, if our sole- or single-source suppliers shift their manufacturing and assembly sites to other locations, depending on the circumstances and nature of the item supplied, in addition to quality system activities such as verification and validation, there could be a need for FDA notifications or submissions, and the new locations could be subject to regulatory inspections. If there are regulatory delays or impediments impacting our suppliers or us for any reason, we may not be able to quickly establish additional or replacement suppliers, particularly for our single-source components, in part because of the custom nature of various parts we design. Any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products. For supply risks related to COVID-19, see “The outbreak of the SARS-Cov-2 virus and the COVID-19 disease that it causes, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including our manufacturing, commercial operations and sales.”
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
•switching components may require product redesign and submission to the FDA of new applications (such as new 510(k) submissions or PMA supplements) which could significantly delay production;
•our suppliers manufacture products for a range of customers, and fluctuations in demand for the products these suppliers manufacture for others may affect their ability to deliver components to us in a timely manner;
•our suppliers may discontinue the production of components that are critical to our products; and
•our suppliers may encounter financial and/or other hardships unrelated to our demand for components, including those related to changes in global economic conditions and/or disease outbreaks, which could inhibit their ability to fulfill our orders and meet our requirements.
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
If we are unable to establish and maintain adequate sales, marketing and distribution capabilities or enter into and maintain arrangements with third parties to sell, market and distribute our products, we may have difficulty achieving market awareness and selling our products in the future.
We must continue to develop and grow our sales and marketing organization and enter into partnerships or other arrangements to market and sell our products and/or collaborate with third parties, including distributors and others, to market and sell our products to maintain the commercial success of our current systems and to achieve commercial success for any of our future products. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, our future revenue may be reduced and our business may be harmed.
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
•manage geographically dispersed sales and marketing operations; and
•effectively train our sales and marketing personnel on the applicable advertising and promotion, and fraud and abuse laws that govern interactions with healthcare practitioners as well as current and prospective patients and maintain active oversight and auditing measures to ensure continued compliance.
We currently employ sales and marketing personnel for the direct sale and marketing of our products in the United States, Canada and certain countries in Europe. Our direct sales and marketing team calls on healthcare providers and people with diabetes throughout the applicable country to initiate sales of our products. Our sales and marketing organization competes with the experienced, larger and well-funded marketing and sales operations of our competitors. We may not be able to successfully manage our dispersed sales force or increase our product sales at acceptable rates. Current shelter-in-place orders limit or prohibit our sales force from having in-person interactions with healthcare providers and people with diabetes, which may result in decreased sales of our products.
We have also entered into distribution arrangements to leverage existing distributors (including wholesalers) already engaged in the distribution of drugs, devices and/or products in the diabetes marketplace. Some of our U.S distributors are focused on accessing underrepresented regions and or third-party payors that contract exclusively with distributors in the United States, while some of our international distributors call directly on healthcare providers and patients to market and sell our products. Because of the competition for their services, we may be unable to partner with or retain additional qualified distributors. Further, we may not be able to enter into agreements with distributors on commercially reasonable terms, if at all. Our distributors might not have the resources to continue to support our recent rapid growth.
Our distribution agreements with Byram and affiliates, Cardinal Health and affiliates (including Edgepark Medical Supplies), AmerisourceBergen, and McKesson, our four most significant distributors, each generated 10% or more of our total revenue during the twelve months ended December 31, 2020. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. Moreover our shift of durable medical equipment sales from our direct sales force to distributors could result in negative impacts on the quality or efficacy of our customer sales and support experience. A substantial decrease or loss of these sales could have a material adverse effect on our financial results and operating performance.
To the extent that we enter into additional arrangements with third parties to perform sales, marketing, distribution and billing services, our product margins could be lower than if we directly marketed and sold our products. To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful.
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
We operate in a highly competitive market and face competition from large, well-established companies with significant resources, and, as a result, we may not be able to compete effectively.
The market for glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants, including enhanced software capabilities, and related data and IT platforms. Our products are based on our proprietary technology, but a number of companies and medical researchers are pursuing new technologies for the monitoring of glucose levels. FDA or other regulatory approval of a commercially viable continuous glucose monitor or sensor produced by one of our competitors could significantly reduce market acceptance of our systems. In addition, certain development efforts throughout the diabetes industry, including that of the National Institutes of Health and other supporters of diabetes research are continually seeking ways to prevent, cure or improve treatment of diabetes. Therefore, our products may be rendered obsolete by technological breakthroughs in diabetes monitoring, treatment, prevention or cure.
In selling our current CGM systems, we compete directly with the Diabetes Care division of Abbott Laboratories; Medtronic plc’s Diabetes Group; Roche Diabetes Care, a division of Roche Diagnostics; privately-held LifeScan, Inc.; and Ascensia Diabetes Care, each of which manufactures and markets products for the single-point finger stick device market. Collectively, these companies currently account for the majority of the worldwide sales of self-monitored glucose testing systems.
Several companies are developing and/or commercializing products for continuous or periodic monitoring of glucose levels in the interstitial fluid under the skin that compete directly with our products. We have competed with Abbott for several years and their Libre family of CGM products. Medtronic markets and sells a standalone glucose monitoring product called Guardian Connect both internationally and in the United States.
Medtronic and other third parties have developed or are developing insulin pumps integrated with CGM systems that provide, among other things, the ability to suspend insulin administration while the user’s glucose levels are low and to automate basal and bolus insulin dosing.
We also have begun to become aware of companies outside the traditional medical device sector that are attempting to develop competitive products and services, including for the general health and wellness, or population health space. Some of the companies developing or marketing competing devices are large and well-known publicly traded companies, and these companies may possess competitive advantages over us, including:
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
The outbreak of the SARS-CoV-2 virus and the COVID-19 disease that it causes is a global pandemic. The novel coronavirus has spread to most regions of the world, including the United States and Europe. The extent to which this coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the virus and the actions to contain it or to mitigate the COVID-19 impact, among others. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers, suppliers or third-party business partners conduct business and as a result, we may begin to experience more pronounced disruptions in our operations.
The spread of COVID-19, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business. For example, such restrictions may have a substantial impact on our customers and sales cycles. They have impacted our sales and marketing activity including quite significantly in Europe where more restrictive health protection measures and greater reliance on in-person sales efforts at doctors’ offices create a greater impediment to our selling efforts. Furthermore, changes in hospital or physician policies, federal, state or local regulations, prioritization of hospital or medical resources toward pandemic efforts may negatively affect the demand for our devices. The COVID-19 pandemic has, and may continue to, put pressure on global economic conditions and overall spending for medical device products, and may cause our customers to modify spending priorities or delay or abandon purchasing decisions. Further, if the spread of the coronavirus pandemic continues and our operations are adversely impacted, we risk a delay, default and/or nonperformance under existing agreements.
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
Furthermore, the COVID-19 pandemic and associated shelter-in-place orders have and may continue to limit or restrict our ability to initiate, conduct or continue our clinical trials. Delays and disruptions in our clinical trials has and may continue to result in delays for new or expanded marketing authorizations for our products, which could materially affect our development and commercialization plans for our products. For example, we have experienced some delays in certain pivotal clinical trials for our next-generation CGM product.
Additionally, as a result of the impact of the COVID-19 pandemic, some customers have lost, and others may lose, access to their private health insurance plan if they have lost or lose their job. Any prolonged economic downturn or recession as a result of the COVID-19 pandemic could result in layoffs of employees and a significant increase in unemployment in the United States and elsewhere, which may continue even after the COVID-19 pandemic is contained. An impact to job status may extend for a prolonged period of time, beyond possible coverage periods through COBRA, or where the cost to maintain coverage may not be affordable to our customer. As most of our customers rely on third-party payors, including government programs and private health insurance plans, to cover the cost of our products, our customers may lose coverage to our products, which may harm our business and results of operations.

We currently utilize third parties to, among other things, manufacture components and materials for our devices, and to provide services such as sterilization services and we purchase these materials and services from numerous suppliers worldwide. The global COVID-19 pandemic has and may continue to have an adverse impact on our manufacturing and distribution capabilities. Disruptions relating to the COVID-19 pandemic, including current shelter-in-place orders in the U.S. and other countries, could prevent employees, suppliers, distributors, and others from accessing manufacturing facilities and from transporting our products or the components required to manufacture our products. For example, we have experienced some supply chain disruption due to the global restrictions resulting from the COVID-19 pandemic in the manufacture of our next-generation CGM product. Further, worldwide supply chain disruption relating to the COVID-19 pandemic has resulted in product shortages that has and may continue to impact our ability to manufacture our devices. If either we or any third-party parties in the supply chain for materials used in the production of our devices continue to be adversely impacted by, and/or the restrictions resulting from, the COVID-19 pandemic, our supply chain may be continue disrupted, limiting our ability to manufacture our devices. These disruptions may, among other things, impact our ability to produce and supply products in quantities necessary to meet market demand.
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

Risks Related to our International Operations
We are subject to a variety of risks due to our international operations that could adversely affect our business, our operations or profitability and operating results.
Our operations in countries outside the United States, which accounted for approximately 22% of our revenues for the twelve months ended December 31, 2020, are accompanied by certain financial and other risks. In addition to opening offices in Austria, Canada, Germany, the Philippines, Switzerland and the United Kingdom, in connection with distributor acquisitions and otherwise, we intend to continue to pursue growth opportunities in sales outside the United States, especially in Asia (including Japan and Korea) and Europe, and we may increase our use of administrative and support functions from locations outside the United States, which could expose us to greater risks associated with our sales and operations. As we pursue opportunities outside the United States, we may become more exposed to these risks and our ability to scale our operations effectively may be affected. For example, we are building out a manufacturing facility in Malaysia.
Additionally, our international expansion efforts, including our proposed manufacturing facility in Malaysia, may not be successful and we may experience difficulties in scaling these functions from locations outside the United States and may not experience the expected cost efficiencies.
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
On June 23, 2016, the United Kingdom, or U.K., held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” On June 23, 2016, the United Kingdom, or U.K., held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” As a result, the U.K. left the European Union on January 31, 2020, and this began a transition period that is set to end on December 31, 2020, during which the U.K. government will negotiate the terms of the U.K.’s future relationship with the E.U. In December 2020, the U.K. and E.U. agreed on a trade and cooperation agreement that will apply provisionally after the end of the transition period until it is ratified by the parties to the agreement. On December 31, 2020, the U.K. passed legislation giving effect to the trade and cooperation agreement, with the E.U. expected to formally adopt the agreement in early 2021. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the trade and cooperation agreement or otherwise, could prevent us from marketing our CGM systems in the U.K. and/or the E.U. and restrict our ability to generate revenue and achieve and sustain profitability. Under the trade and cooperation agreement, U.K. service suppliers no longer benefit from automatic access to the entire E.U. single market, U.K. goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the U.K. and the E.U. Depending on the application of the terms of the trade and cooperation agreement, we could face new regulatory costs and challenges which could have a material adverse effect on our business, results of operations, or financial condition.
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
We conduct limited commercial and marketing efforts in Africa, Asia, Australia, Canada, Europe, Latin America, the Middle East and New Zealand with respect to our CGM systems and may seek to market our products in other regions in the future. Outside the United States, we can market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. The marketing authorization procedures vary among countries and can involve additional testing, and the time required to obtain any required authorization or approval may differ from that required to obtain FDA marketing authorization(s). Foreign regulatory authorization or approval processes may include all of the risks associated with obtaining FDA marketing authorization(s) in addition to other risks. We may not obtain foreign regulatory authorizations or approvals on a timely basis, if at all. Obtaining a marketing authorization from the FDA does not ensure authorization or approval by regulatory authorities in other countries will follow, and authorization or approval by one foreign regulatory authority does not ensure authorization or approval by regulatory authorities in other foreign countries or by the FDA. In addition, in order to obtain the authorization to market our products in certain foreign jurisdictions, we may need to obtain a Certificate to Foreign Government from the FDA. The FDA may refuse to issue a Certificate to Foreign Government in certain instances, including without limitation, during the pendency of any outstanding warning letter. As a result, we may not be able to file for regulatory approvals or marketing authorizations and may not receive necessary approvals or authorizations to commercialize our products in any market outside the United States on a timely basis, or at all.

Risks Related to Privacy and Security
We are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
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
There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. We also remain subject to federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to alleged privacy and data security violations. California recently enacted the California Consumer Privacy Act, or CCPA, which came into effect January 1, 2020, was recently amended and expanded by the California Privacy Rights Act (CPRA) passed on November 3, 2020. The CCPA and CPRA, among other things, create new data privacy obligations for covered companies and provide new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. It remains unclear what, if any, additional modifications will be made to this legislation or how it will be interpreted. Therefore the effects of the CCPA and CPRA are significant and will likely require us to modify our data processing practices, and may cause us to incur substantial costs and expenses to comply, particularly given our base of operations in California.
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

In addition to the laws discussed above, we may see more stringent state and federal privacy legislation in 2021 and beyond, as the increased cyber attacks during the pandemic have once again put a spotlight on data privacy and security in the U.S. and other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations.
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
These threats can come from a variety of sources, ranging in sophistication from an individual hacker to malfeasance by employees, consultants or other service providers to state-sponsored attacks. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past several years, cyber attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications, as well as those of our contractors, may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff.
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
We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud based systems during or as a result of the COVID-19 pandemic, or failures to adequately scale our data platforms and architectures support patient care could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, ransomware or other malware, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. If our systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may significantly suffer and we may be subject to litigation, government enforcement actions and other actions for which we could face financial liability and other adverse consequences which may include:
•additional government oversight of our operations;
•loss of existing customers;
•difficulty in attracting new customers;
•problems in determining product cost estimates and establishing appropriate pricing;
•difficulty in preventing, detecting, and controlling fraud;
•disputes with customers, physicians, and other health care professionals;
•increases in operating expenses, incurrence of expenses, including notification and remediation costs;
•regulatory fines or penalties;
•individual actions or class actions for damages;
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

Risks Related to Non-Compliance with Laws, Regulations and Contractual Requirements and Healthcare Industry Shifts
We conduct business in a heavily regulated industry and if we fail to comply with applicable laws and government regulations, we could become subject to penalties, be excluded from participation in government programs, and/or be required to make significant changes to our operations.
The healthcare industry generally, and our business specifically, is subject to extensive foreign, federal, state and local laws and regulations, including those relating to:
•authorizations necessary for the clinical investigation and commercial marketing of products;
•the pricing of our products and services;
•the distribution of our products and services;
•billing for products and services;
•the obligation to report and return identified overpayments;
•financial relationships with physicians and other referral sources;
•inducements and courtesies given to physicians and other health care providers and patients;
•labeling and promoting products;
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
Under the United States Federal Food, Drug, and Cosmetic Act, medical devices are classified into one of three classes –

Class I, Class II or Class III – depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Our G6 has been classified as a Class II device. Class II devices are subject to various general and special controls, including the Quality System Regulation and 510(k) pre-market notification requirements.
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
FDA and the Federal Trade Commission, or FTC, share oversight of medical device promotion. FDA has broad authority over device marketing (including assessment and oversight of safety and effectiveness) and over “promotional labeling,” while FTC has authority over “advertising” for most medical devices (i.e., non-“restricted” devices, such as ours).
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
Any product for which we obtain marketing approval, clearance or authorization (and the activities related to its production, distribution, and promotion, sale, and marketing) will be subject to continual review and periodic inspections by the FDA and other regulatory bodies, which may include inspection of our manufacturing processes, complaint handling and adverse event reporting, post-approval clinical data and promotional activities for such product. The FDA’s Medical Device Reporting, or MDR, regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury.
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
We and certain of our suppliers are also required to comply with the FDA’s Quality System Regulation, or QSR, and other regulations which cover the methods and documentation of the design, testing, production, control, selection and oversight of suppliers or contractors, quality assurance, labeling, packaging, storage, complaint handling, shipping and servicing of our products. The FDA may enforce the QSR through announced (through prior notification) or unannounced inspections.
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
•injunctions; and
•criminal prosecution.
The potential effect of these events can in some cases be difficult to quantify. If any of these actions were to occur, it would harm our reputation and cause our product sales and profitability to suffer. In addition, we believe events that could be classified as reportable events pursuant to MDR regulations are generally underreported by physicians and users, and any underlying problems could be of a larger magnitude than suggested by the number or types of MDRs filed by us. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements.
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
Quality is very important to us and our customers due to the serious and costly consequences of product failure, and our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of medical devices. Since the first commercial launch of our products in 2006, we have had periodic field failures related to our products and associated services, including reports of sensor errors, sensor failures, broken sensors, receiver malfunctions, audible alarms and alert failures, as well as server and transmitter failures. To comply with the FDA’s medical device reporting requirements, for example, we have filed reports of applicable field failures. Although we believe we have taken and are taking appropriate action aimed at reducing and/or eliminating field failures, we may have other product failures in the future. Product or component failures, manufacturing nonconformances, design defects, off-label use, or inadequate disclosure of product-related risks or product-related information with respect to our products, if they were to occur, could result in an unsafe condition or injury to, or death of, a patient. These problems could lead to recalls, corrections or removals of, or issuance of a safety alert relating to, our products, and could result in product liability claims and lawsuits.
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
Based on our experience, complications from use of our products may include sensor errors, sensor failures, broken sensors, lodged sensors or skin irritation under the adhesive dressing of the sensor. Inflammation or redness, swelling, minor infection, and minor bleeding at the sensor insertion site are also possible risks with an individual’s use of our products. However, if unanticipated long-term side-effects result from the use of our products or other glucose monitoring systems we have under development, we could be subject to liability and the adoption of our systems may become more limited. With respect to our G6 systems, our clinical trials have been limited to ten days of continuous use. It is possible that the results from our clinical studies and trials may not be indicative of the clinical data obtained when we later examine patient outcomes. We cannot assure you that repeated, long-term use would not result in unanticipated adverse effects, potentially even after the sensor is removed.
We may never receive approval, marketing authorization or clearance from the U.S. FDA and other governmental agencies to market additional CGM systems, expanded indications for use of current and future generation CGM systems, future software platforms, or any other products under development.
In March 2018, via the de novo process, the FDA classified the G6 and substantially equivalent devices of this generic type (i.e., “integrated continuous glucose monitoring systems” or “iCGMs”) into Class II, meaning that going forward products of this generic type may utilize the 510(k) pathway. Since then we have received 510(k) clearances for modifications to the G6.
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
If future product candidates are not deemed by the FDA to meet the criteria for submission under the 510(k) pathway, or for down-classification under the de novo process or otherwise, we would need to pursue a PMA. The PMA process requires us to prove the safety and effectiveness of our systems to the FDA’s satisfaction. This process can be expensive, prolonged and uncertain, requires detailed and comprehensive scientific and human clinical data, and may never result in the FDA granting a PMA. The FDA’s de novo classification of our G6 system under the generic name “integrated continuous glucose monitoring system,” makes it a predicate device for future 510(k) submissions. Complying with this classification requires ongoing compliance with the general controls required by the federal Food Drug and Cosmetic Act and the special controls specified by the FDA’s G6 order as a Class II device. Any future system or expanded indications for use of current generation systems will require approval of the applicable regulatory authorities. In addition, we intend to seek either 510(k) clearances or PMA approvals for certain changes and modifications to our existing software platform, but cannot predict when, if ever, those changes and modifications will be approved.
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
•the data from pre-clinical studies and clinical trials may be insufficient to support clearance or approval;
•the manufacturing process or facilities used may not meet applicable requirements; and
•changes in FDA approval policies or adoption of new regulations may require additional data.
Even if approved or cleared by the FDA or foreign regulatory agencies, future generations of our CGM systems, expanded indications for use of current and future generation CGM systems, our software platforms or any other CGM system under development, may not be cleared or approved for the indications that are necessary or desirable for successful commercialization. We may not obtain the necessary regulatory approvals or clearances to market these CGM systems in the United States or outside of the United States. Any delay in, or failure to receive or maintain, clearance or approval for our products could prevent us from generating revenue from these products. The uncertain timing of regulatory approvals for future generations of our products could subject our current inventory to excess or obsolescence charges, which could have an adverse effect on our business, financial condition and operating results.
Our failure to comply with laws, regulations and contract requirements relating to reimbursement of health care goods and services may subject us to penalties and adversely impact our reputation, business, financial condition and cash flows.
We are subject to laws, regulations and contractual requirements regulating the provision of, and reimbursement for, health care goods and services, both in our capacity as a medical device manufacturer and/or as a supplier of covered items and services to federal health care program beneficiaries, with respect to which items and services we submit claims for reimbursement from such programs. The laws and regulations of health care goods and services that apply to us, including those described above, are subject to evolving interpretations and enforcement discretion. As part of our compliance program, we have reviewed our sales contracts, marketing materials, referral source relationships, and billing practices (among others) to reduce the risk of non-compliance with these and other foreign, federal and state laws. If a governmental authority was to conclude that we are not in compliance with applicable laws and regulations, we and our officers, directors and employees could be subject to criminal and civil penalties, including, for example, exclusion from participation as a supplier of product to beneficiaries covered by federal healthcare programs, including but not limited to Medicare and Medicaid. Any failure to comply with laws, regulations or contractual requirements relating to reimbursement and health care goods and services could adversely affect our reputation, business, financial condition and cash flows.
Our products are purchased principally by individual patients, who may be eligible for insurance coverage of their devices from various third-party payors, such as governmental programs (e.g., Medicare, Medicaid, TRICARE, other federal and state health benefit plans, and comparable non-U.S. programs), private insurance plans, and managed care plans. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payors is critical because it affects which products customers purchase and the prices they are willing to pay. As a result, our products are subject to regulation regarding quality and cost by the U.S. Department for Health & Human Services, including CMS, as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care goods and services. The principal U.S. federal laws that implicate reimbursement issues include those that prohibit (i) the filing of false or improper claims for federal payment, known as the federal civil False Claims Act, (ii) unlawful inducements for the referral of business reimbursable under federally-funded health care programs, known as the federal Anti-Kickback Statute, and (iii) health care service providers from seeking reimbursement for providing certain services to a patient who was referred by a physician who has certain types of direct or indirect financial relationships with the service provider, known as the federal Physician Self-Referral law, or commonly referred to as the “Stark Law.” Many states have similar laws that apply to reimbursement by state Medicaid and other government-funded programs, as well as, in some cases, to all payors, including self-pay patients. In addition, the federal civil False Claims Act requires the reporting and returning of identified overpayments received from federal health care programs within 60 days of identification and quantification, and requires the exercise of reasonable diligence to investigate credible information regarding potential overpayments. Failure to timely refund known overpayments from federal healthcare programs, such as Medicare and Medicaid, would subject a company to civil False Claims Act liability. Insurance companies can also bring a private cause of action claiming treble damages against a manufacturer for causing a false claim to be filed under the federal Racketeer Influenced and Corrupt Organizations Act, or RICO. Additionally, as a manufacturer of FDA‑approved devices reimbursable by federal healthcare programs, we are subject to the federal Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals, and under an expansion of the law we will also need to begin tracking and reporting payments to physician assistants, nurse practitioners, and other mid-level practitioners. Reporting requirements will go into effect in 2022 for payments and transfers of value made to these additional practitioner-types in 2021.
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
During the period in which we directly billed Medicare, our financial relationships with referring physicians and their immediate family members were required to comply with the Stark Law by meeting an applicable exception. Unlike the Anti-Kickback Statute, failure to meet an exception under the Stark Law results in a violation of the Stark Law, even if such violation is technical in nature. Violations of the Stark Law create overpayment liability under the federal civil False Claims Act and can also trigger separate penalties under the Civil Monetary Penalties Law. Knowing violations of the Stark Law carry increased civil monetary penalties and would likely be classified as the knowing submission of a false claim or knowingly making a false statement to the government, triggering liability under the federal civil False Claims Act. Certain Stark Law violations can also trigger exclusion from federal healthcare programs. Historical violations of the Stark Law, if any, could continue to give rise to liability during the statute of limitations period.
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
Private third-party payors and other managed care organizations, such as pharmacy benefit managers, continue to take action to manage utilization and control cost. Consolidation among managed care organizations has increased the negotiating power of managed care organizations and other private third-party payors. Private third-party payors, as well as governments, increasingly employ formularies to control costs by taking into account discounts in connection with decisions about formulary inclusion or favorable formulary placement. Failure to obtain or maintain timely adequate pricing or favorable formulary placement for our products, or failure to obtain such formulary placement at favorable pricing, could adversely impact revenue. Private third-party payors, including self-insured employers, often implement formularies with copayment tiers to encourage utilization of certain products and have also been raising co-payments required from beneficiaries, particularly for higher cost products. Private third-party payors also use additional measures such as value-based pricing/contracting to improve their cost containment efforts. Private third-party payors also are increasingly imposing utilization management tools, such as requiring prior authorization or requiring the patient to first fail on a lower cost product before permitting access to a higher cost product. In addition, on November 20, 2020, the OIG released a Final Rule, “Removal of Safe Harbor Protection for Rebates Involving Prescription Pharmaceuticals and Creation of New Safe Harbor for Certain Point of Sale Reductions in Price on Prescription Pharmaceuticals and Certain Pharmacy Benefit Manage Service Fees” which revises the federal Anti-Kickback Statute’s Discount Safe Harbor at 42 CFR 1001.952(h) to explicitly exclude reductions in price offered by drug manufacturers to pharmacy benefit managers (PBMs) and Part D plans from the safe harbor's definition of a "discount." OIG expressed concern that the retroactive rebate framework incentivizes manufacturers to increase list prices and provide larger rebates on the backend, preventing beneficiaries and the Medicare Program from sharing in savings. The new rule goes into effect January 1, 2022 but would likely impact PBM rebate negotiations this year. While the new rule does not impact us since it is narrowly tailored to drug rather than device manufacturers, it may have a larger impact on the PBM industry. Notably, however, the Final Rule may not have followed proper administrative steps and therefore, may face legal challenges. We cannot be certain whether the Final Rule will remain in place but if it does, it is possible that our PBM arrangements may be restructured.
Many health care industry companies, including health care systems, distributors, manufacturers, providers, and insurers, are also consolidating or vertically integrating, or have formed strategic alliances. As the health care industry consolidates, competition to provide goods and services to industry participants may become more intense. This consolidation will continue to create larger enterprises with greater negotiating power, which they can try to use to negotiate price concessions or reductions for medical devices and components produced by us.
As the U.S. payor market consolidates further and we face greater pricing pressure from private third-party payors, who will continue to drive more of their patients to use lower cost alternatives, we may lose customers, our revenues may decrease and our business, financial condition, results of operations and cash flows may suffer
If we are unable to successfully complete the pre-clinical studies or clinical trials necessary to support additional PMA, de novo, or 510(k) applications or supplements, we may be unable to commercialize our CGM systems under development, which could impair our business, financial condition and operating results.
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
Changes to the regulatory landscape may impact our ability to obtain marketing authorization for future product developments.
Development or changes to the FDA or foreign regulatory approval standards and processes, including both legal and policy changes, could also delay or prevent the approval of our products submitted for review. For example, as part of the 21st Century Cures Act passed in 2016, Congress enacted several reforms that further affect medical device regulation both pre- and post-approval, and FDA implementation and development of guidance in many areas is still ongoing. In addition, the FDA is in the process of reviewing the 510(k) approval process and criteria and has announced initiatives to improve the current pre- and post-market regulatory processes and requirements associated with infusion pumps and other home use medical devices. As part of this effort, the FDA is reviewing the adverse event reporting and recall processes for insulin pumps. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. The data contained in our submissions, including data drawn from our clinical trials, may not be sufficient to support approval of our products or additional or expanded indications. Medical device company stock prices have declined significantly in certain circumstances where companies have failed to meet expectations in regards to the timing of regulatory approval. If the FDA’s response causes product approval delays, or is not favorable for any of our products, our stock price (and the market price of our senior convertible notes) could decline substantially. It is uncertain how these potential changes may impact our ability to gain clearance or approval from FDA for our products in the future.
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
•patients or study site personnel who do not comply with clinical trial protocols;
•patient follow-up does not occur at the rate we expect;
•patients experience adverse side effects;
•patients die during a clinical trial, even though their death may not be related to our products;
•institutional review boards and third-party clinical investigators may delay or reject our clinical trial protocol;
•third-party clinical investigators decline to participate in a trial or do not perform a trial on our anticipated schedule or consistent with the investigator agreements, clinical trial protocol, good clinical practices or other FDA or institutional review board requirements;
•we or third-party organizations do not perform data collection, monitoring or analysis in a timely or accurate manner or consistent with the clinical trial protocol or investigational or statistical plans;
•third-party clinical investigators have significant financial interests related to us or the study that the FDA deems to make the study results unreliable, or we or clinical investigators fail to disclose such interests;
•regulatory inspections of our clinical trials or manufacturing facilities may results in allegations or findings of noncompliance and, among other things, require us to undertake corrective action or suspend or terminate our clinical trials;
•changes in governmental regulations, policies or administrative actions applicable to our trial protocols;
•the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or efficacy; and
•the FDA concludes that the results from our trial and/or trial design are inadequate to demonstrate safety and effectiveness of the product.
Further, the COVID-19 pandemic and associated shelter-in-place orders could limit or restrict our ability to initiate, conduct or continue our clinical trials. Delays and disruption in our clinical trials could results in delays for expanded FDA clearance or approval of our products. We are unable to predict the length of such delays or the scope of the impact of COVID-19 on our clinical trials at this time. We are continuing to monitor this situation and to explore methods of remote monitoring, remote clinical assessments and other similar delivery methods to permit continuation of clinical trial activities.
The results of pre-clinical studies or other forms of early product testing do not necessarily predict future clinical trial results, and prior clinical trial results might not be repeated in subsequent clinical trials. Additionally, the FDA may disagree with our interpretation of the data from our pre-clinical studies, product testing, and clinical trials, or may find the clinical trial design, conduct or results inadequate to prove safety or effectiveness, and may require us to pursue the development of additional data, which could further delay the approval of our products. If we are unable to demonstrate the safety and effectiveness of our products in our clinical trials to the FDA’s satisfaction, where clinical data are required, we will be unable to obtain regulatory approval to market our products in the United States. In addition, the data we collect from our current clinical trials, our pre-clinical studies and other clinical trials may not be sufficient to support FDA approval, even if our endpoints are met.
We may also conduct clinical studies to demonstrate the relative or comparative effectiveness of CGM systems for the treatment of diabetes. These types of studies, which often require substantial investment and effort, may not show adequate, or any, clinical benefit or value for the use of CGM systems.

Our CGM systems currently have regulatory marketing authorization limited to individual patient home-use, and have otherwise not received clearance or approval from the FDA or other regulators for use in hospital or other in-patient facility settings, although the FDA has advised us that it will not object to the use of our CGM systems in such settings during the COVID-19 pandemic. Our potential supply of our CGM systems for use in this environment during the COVID-19 pandemic may present risks to our business.
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
Our provision of our CGM systems to hospitals and other healthcare facilities for use during the COVID-19 pandemic have and will continue to have the above notice.
We are not actively promoting nor do we plan to actively promote our CGM devices (and related support) for inpatient use, but if we supply them to such facilities as currently permitted by the FDA, this supply could present an increased risk of product liability claims and associated damages should an adverse event occur. Given that our CGM devices have not yet been fully evaluated or tested by either us or the FDA to the extent that would be required in standard circumstances for product development and marketing authorization, there could be unknown or unanticipated risks presented by use in this environment.
The FDA can also decide, at any time, to change its position regarding enforcement discretion for our devices, and require that we seek marketing authorization for this additional intended use by submitting a 510(k) premarket notification, or that we seek and obtain Emergency Use Authorization. The FDA may determine this policy has expired if the impact of the COVID-19 pandemic subsides or the federal public health emergency declaration is lifted and there is no longer an urgent need to use our CGM systems for remote patient monitoring during the COVID-19 pandemic.
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
In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators, and third-party payors to control these costs and, more generally, to reform the U.S. health care system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. Further, while the United States has begun shifting to pay-for-performance rather than fee-for-service models and has been embracing many shared-risk arrangements, CMS and OIG specifically excluded medical device manufacturers from utilizing the new, more flexible Stark Law exceptions and Anti-Kickback Statute safe harbors under the Final Rules, part of the U.S. Department of Health and Human Services’ Regulatory Sprint to Coordinated Care, which were published on December 2, 2020 in the Federal Register and will be effective January 19, 2021. The exclusion of manufacturers from utilizing these exceptions and safe harbors will not allow us to avail ourselves of immunity from liability laws, potentially inviting greater scrutiny over our shared risk arrangements. Changes under these Final Rules could have a material adverse effect on our business, financial condition and results of operations.
Additionally, on November 16, 2020 the OIG published a Special Fraud Alert addressing manufacturer Speaker Programs signaling both a more narrow government view of AKS compliance with respect to such programs as well as the potential for increased enforcement in this space by government oversight agencies such as the OIG and DOJ. This development may cause us to assess and consider modification to certain aspects of our speaker programs, which may have a detrimental impact on our ability to educate healthcare providers about our products and to promote use of our products, which may lead to decreased product sales and negatively impact our business, financial condition and results of operations.
Comprehensive healthcare legislation, signed into law in the United States in March 2010, titled the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively, the ACA, imposes certain stringent compliance, recordkeeping, and reporting requirements on companies in various sectors of the life sciences industry, with which we may need to comply, and enhanced penalties for non-compliance with the new and revised healthcare laws. Despite the ACA going into effect over a decade ago, continuous legal and Congressional challenges to the law’s provisions and persisting uncertainty with respect to the scope and effect of certain provisions have made compliance costly. A case challenging the constitutionality of the ACA’s individual mandate is currently before the Supreme Court.
We cannot predict whether the ACA will be repealed, replaced, or modified, or how such repeal, replacement or modification may be timed or structured. The change in Presidential Administration may also result in new agency priorities, rulemakings, and legislation, the scope and effect of which cannot be predicted. As a result, we cannot quantify or predict what the effect of such repeal, replacement, or modification might have on our business and results of operations. However, any changes that lower reimbursement for our products could materially and adversely affect our business, financial condition and results of operations.

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
Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse (including system hacking or other unauthorized access by third parties to our systems) or malfunction of, or design flaws in, our products. This liability may vary based on the FDA classification associated with our devices. Notably, the classification of our G6 system as a Class II medical device is likely to weaken our ability to rely on federal preemption of state law claims that assert liability against us for harms arising from use of the G6. We may be subject to product liability claims if our products cause, or merely appear to have caused, an injury. Claims may be made by customers, healthcare providers or others selling our products. The risk of product liability claims may increase now that our G5 Mobile system has obtained indications and approved labeling in the United States, in Canada, and in the countries utilizing the CE Mark that allow for our patients to make diabetes treatment decisions with our CGM system in conjunction with only two finger sticks required for calibration of the system and our G6 does not require confirmatory finger sticks when making treatment decisions or finger stick tests each day for calibration, although it does require finger stick tests when symptoms do not match readings and when readings are unavailable.The risk of claims may also increase if our products are subject to a product recall or seizure. An example of the difficulty of complying with the regulatory requirements associated with the manufacture of our products, we issued notifications to our customers regarding the audible alarms and alerts associated with our receivers.
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
We may be subject to claims against us even if the apparent injury is due to the actions of others or misuse of the device or a partner device. Our customers, either on their own or following the advice of their physicians, may use our products in a manner not described in the products’ labeling and that differs from the manner in which it was used in clinical studies and approved by the FDA. For example, our current systems are designed to be used by an individual continuously for up to seven days for our G5 Mobile system and up to 10 days for our G6 system, but the individual might be able to circumvent the safeguards designed into the systems and use the products for longer than seven or 10 days. Off-label use of products by customers is common, and any such off-label use of our products could subject us to additional liability, or require design changes to limit this potential off-label use once discovered. The CE Mark and the HealthCanada and FDA approvals for our G5 Mobile system include indications that allow patients to make diabetes treatment decisions based on the information generated by such system, although both regulators still require finger stick calibrations two times per day. In addition, other regulatory agencies may in the future approve similar diabetes treatment indications. We expect that such diabetes treatment indications could expose us to additional liability. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial volunteers or result in reduced acceptance of our products in the market.
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
Governmental agencies and their agents, such as CMS Medicare Administrative Contractors and other CMS contractors, as well as the OIG, state Medicaid programs, and other state and federal agencies may conduct audits of our operations, relating to covered items and services including those furnished to beneficiaries, health care providers and distributors. Commercial and government-funded managed care payors may conduct similar post-payment audits. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect on our financial position and results of operations. Our compliance program includes internal audit and monitoring functions designed to identify potential issues and to facilitate remediation as appropriate.
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
We are not presently aware of any governmental investigations involving our executives or us. However, any future investigations of our executives, our managers or us could result in significant liabilities or penalties to us, as well as adverse publicity. Even if we are found to have complied with applicable law, the investigation or litigation may pose a considerable expense and would divert management’s attention, and have a potentially negative impact on the public’s perception of us, all of which could negatively impact our financial position and results of operations. Further, should we be found out of compliance with any of these laws, regulations or programs, depending on the nature of the findings, our business, our financial position and our results of operations could be negatively impacted.
We may be subject to fines, penalties and injunctions if we are determined to be promoting the use of our products for unapproved or improper off-label uses or determined to have made claims that untruthful or misleading or not adequately substantiated or determined to have made claims that untruthful or misleading or not adequately substantiated.
We believe our marketing, promotional and educational materials and practices comply with FDCA, Federal Trade Commission Act, and other applicable laws and regulations, as may be amended from time to time, if the FDA, FTC or other regulatory body with competent jurisdiction over us, our activities or products takes the position that our marketing, promotional or other materials or activities constitute improper promotion or marketing of an unapproved or improper use, or that they contain untruthful, misleading, or inadequately substantiated statements or claims, such regulatory body could request that we modify our materials or practices, or subject us to regulatory enforcement actions, including the issuance, depending on the regulatory body and the nature of the alleged violation, of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider promotional, marketing or other materials or activities to constitute improper promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Recent court decisions have impacted the FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations; however, there are still significant risks in this area in part due to the potential False Claims Act exposure and the FDA’s continued focus on ensuring devices are marketed in a manner consistent with their FDA-required labeling.
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
Direct-to-consumer marketing and social media efforts may expose us to additional regulatory scrutiny.
Our efforts to promote our products via direct-to-consumer marketing and social media initiatives may subject us to additional scrutiny of our practices of effective communication of risk information, benefits or claims, under the oversight of the FDA, FTC, or both.

Other Risks Related to our Business and Financial Condition
We have incurred significant losses in the past and may incur losses in the future.
We have incurred significant operating losses in the past. As of December 31, 2020, we had an accumulated deficit of $202.1 million. We have financed our operations primarily through private and public offerings of equity securities and debt and the sales of our products. We have devoted substantial resources to:
•research and development relating to our continuous glucose monitoring systems;
•sales and marketing and manufacturing expenses associated with the commercialization of our G5 Mobile and G6 systems; and
•expansion of our workforce.
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
Our success will depend on our ability to attract and retain our personnel and manage our human capital, while controlling labor costs.
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
We may undertake reorganizations of our workforce, which may result in a temporary reduction in the number of employees in certain locations. We would undertake a reorganization to reduce operating expenses or achieve other business objectives, though we cannot guarantee any specific amount of long-term cost savings. Further, the turnover in our employee base could result in operational and administrative inefficiencies, which could adversely impact the results of our operations, stock price and customer relationships, and could make recruiting for future management and other positions more difficult.
We may conduct additional financings to continue the development or commercialization of our current or future generation CGM systems.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercialization of our products, including growth of our manufacturing capacity, on research and development, and conducting clinical trials for our next-generation ambulatory CGM sensors and systems. Although we raised substantial net proceeds through the private sale of our convertible notes, we could need funds to continue the commercialization of our current products and to develop and commercialize our next-generation sensors and systems or pursue other strategic initiatives. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we may need will depend on many factors, including:
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
In the event that we are unsuccessful in collecting payments owed by patients, and/or experience increases in the amount, or deterioration in the collectability, of uninsured and patient due accounts receivable, this could adversely affect our cash flows and results of operations. We may also be adversely affected by the growth in patient responsibility accounts, as a result of increases in the adoption of plan structures, due to evolving health care policy and insurance landscapes that shift greater responsibility for care to individuals through greater exclusions, prior authorizations, and copayment and deductible amounts.
Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses or the value of our assets.
As changes in our business environment occur we have adjusted, and may further, adjust our business strategies to meet these changes and we may otherwise decide to further restructure our operations or particular businesses or assets. Our new organization and strategies may not produce the anticipated benefits, such as supporting our growth strategies and enhancing shareholder value. Our new organization and strategies could be less successful than our previous organizational structure and strategies. In addition, external events including changing technology, changing consumer patterns, acceptance of our products and changes in macroeconomic conditions may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write-down the value of assets. For example, current conditions, including COVID-19 and our business decisions, may reduce the value of some of our assets. We also make investments in existing or new businesses, including investments in international expansion of our sales efforts and the build out of our future manufacturing facility in Malaysia. Additionally, we also invest in early to late stage companies for strategic reasons and to support key business initiatives, and we may not realize a return on our equity investments. Many such companies generate net losses and the market for their products, services, or technologies may be slow to develop or never materialize. We are subject to risks associated with our equity investments including partial or complete loss of invested capital, and significant changes in the fair value of this portfolio could adversely impact our financial results, Some of these investments may have returns that are negative or low, the ultimate business prospects of the businesses related to these investments may be uncertain, and these risks may be exacerbated by COVID-19. In any of these events, our costs may increase or returns on new investments may be lower than prior to the change in strategy or restructuring.

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
Compliance with regulations relating to public company corporate governance matters and reporting may strain our resources and divert management’s attention.
Many laws and regulations, notably those adopted in connection with the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, new SEC regulations and The Nasdaq Stock Market listing rules, impose obligations on public companies, such as ours, which have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. Compliance with these laws and regulations, including enhanced new disclosures, has required and will continue to require substantial management time and oversight and the incurrence of significant accounting and legal costs. The effects of new laws and regulations remain unclear and will likely require substantial management time and oversight and require us to incur significant additional accounting and legal costs. Additionally, changes to existing accounting rules or standards, such as the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards, may adversely impact our reported financial results and business, and may require us to incur greater accounting fees. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
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
Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state law provisions, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. Although the ownership changes we experienced in the past have not prevented us from using all NOLs and tax credits accumulated before such ownership changes, we could experience another ownership change that might limit our use of NOLs and tax credits in the future. In addition, realization of deferred tax assets, including net operating loss carryforwards, depends upon our future earnings in applicable tax jurisdictions. If we have insufficient future taxable income in the applicable tax jurisdiction for any reason, including any future corporate reorganization or restructuring activities, we may be limited in our ability to utilize some or all of our net operating losses to offset such income and reduce our tax liability in that jurisdiction. See Note 8 to the consolidated financial statements in Part II, Item 8 of this Annual Report for additional information.
There is also a risk that due to regulatory changes or changes to federal or state law, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable either in whole or in part to offset future income tax liabilities. For example, under the Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, which amended certain provisions of the Tax Cuts and Jobs Act of 2017, or TCJA, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back.The TCJA, as amended by the CARES Act, also provides that NOLs from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020. Accordingly, although we have generated NOLs after the tax year ended December 31, 2017, we might have to pay more federal income taxes in a future tax year as a result of the 80% taxable income limitation than we would have had to pay under the law in effect before the TCJA as amended by the CARES Act.
Valuation of share-based payments, which we are required to perform for purposes of recording compensation expense under authoritative guidance for share-based payment, involves assumptions that are subject to change and difficult to predict.
We record compensation expense in the consolidated statements of operations for share-based payments, such as employee stock options, restricted stock units and employee stock purchase plan shares, using the fair value method. The requirements of the authoritative guidance for share-based payment have and will continue to have a material effect on our future financial results reported under U.S. generally accepted accounting principles, or GAAP, and make it difficult for us to accurately predict the impact on our future financial results.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future, especially as our business continues to grow and our business plan continues to evolve. From January 1, 2020 through February 4, 2021, the closing price of our common stock on the Nasdaq

Global Select Market was as high as $451.79 per share and as low as $191.16 per share. In addition, the trading prices for our common stock and other medical device companies have been highly volatile as a result of the COVID-19 pandemic.
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
In December 2018, we entered into a five-year $200.0 million revolving credit agreement, which was subsequently amended on May 11, 2020. As of December 31, 2020, we had no outstanding borrowings, $6.3 million in outstanding letters of credit, and a total available balance of $193.7 million under our multi-currency revolving credit facility.
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
We have entered into a revolving credit agreement and a pledge and security agreement with JPMorgan Chase Bank and four other lenders to fund our business operations. These agreements impose numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of December 31, 2020, we were in compliance with the covenants imposed by the loan and security agreement. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
We have indebtedness in the form of convertible senior notes, which could adversely affect our financial health and our ability to respond to changes in our business.
In June 2017, we completed an offering of $400.0 million aggregate principal amount of 0.75% convertible senior notes due 2022, or 2022 Notes, which offering we refer to as the 2017 Notes Offering. In November 2018, we completed an offering of $850.0 million aggregate principal amount of 0.75% convertible senior notes due 2023, or 2023 Notes, which offering we refer to as the 2018 Notes Offering. In May 2020, we completed an offering of approximately $1.21 billion aggregate principal amount of 0.25% convertible senior notes due 2025, or 2025 notes, which offering we refer to as the 2020 Notes Offering. As of the date hereof, there are no 2022 Notes outstanding. We refer to the 2018 Notes Offering and the 2020 Notes Offering, collectively, as the Notes Offerings, and we refer to the 2023 Notes and the 2025 Notes, collectively, as the Notes. As a result of the Notes Offerings, we incurred $2.06 billion principal amount of indebtedness, the principal amount of which we may be required to pay at maturity.
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
Our credit facility contains restrictive covenants relating to our capital raising activities and other financial and operational matters which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, our credit facility and the agreements governing the notes each contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $25.0 million, in the case of the 2023 Notes, and $50.0 million, in the case of the 2025 Notes, that causes such indebtedness to become due prior to its scheduled maturity date would cause a cross default under the indenture governing the Notes. In addition, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $15.0 million that causes such indebtedness to become due prior to its scheduled maturity date would cause a default under our credit facility. The occurrence of a default under any of these borrowing arrangements would permit the holders of the Notes or the lenders under our credit facility to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the Note holders or the trustee under the indenture governing the Notes or the lenders under our credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.
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

General Risk Factors
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
•the purchasing patterns of our customers, including as a result of seasonality;
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
Environmental, social and corporate governance (ESG) regulations, policies and provisions may make our supply chain more complex and may adversely affect our relationships with customers.
There is an increasing focus on the governance of environmental and social risks. A number of our customers who are payors or distributors have adopted, or may adopt, procurement policies that include ESG provisions that their suppliers or manufacturers must comply with, or they may seek to include such provisions in their terms and conditions. An increasing number of participants in the medical device industry are also joining voluntary ESG groups or organizations, such as the Responsible Business Alliance. These ESG provisions and initiatives are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and the outsourced manufacturing of certain components of our products. If we are unable to comply, or are unable to cause our suppliers to comply, with such policies or provisions, a customer may stop purchasing products from us, and may take legal action against us, which could harm our reputation, revenue and results of operations.
Our business could be negatively impacted by corporate citizenship and ESG matters and/or our reporting of such matters.
There is an increasing focus from certain investors, customers, consumers, employees, and other stakeholders concerning corporate citizenship and sustainability matters. From time to time, we communicate certain initiatives, including goals, regarding environmental matters, responsible sourcing and social investments, including pursuant to our Sustainability Report. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in fully and accurately reporting our progress on such initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Our business could be negatively impacted by such matters. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.

ITEM 1B - UNRESOLVED STAFF COMMENTS
None.

ITEM 2 - PROPERTIES
We lease real property to support our business, including manufacturing, research and development, sales, marketing and administration. The following lists those properties that we believe are material to our business. We believe our facilities are suitable and adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.

Location	Approximate Square Feet	Purpose	Lease Expiration Dates
San Diego, CA	633,100	Laboratory, Manufacturing, Research and Development, Warehouse, General and Administrative, Sales and Marketing	2028 (1)
Mesa, AZ	634,700	General and Administrative, Laboratory, Manufacturing, Warehouse	2030 (2)
(1) Excludes renewals that would be at our option to extend the term of a lease for approximately 351,400 square feet of space expiring in 2023 for two additional three to five-year terms and also excludes renewals that would be at our option to extend the term of a lease for approximately 126,700 square feet of space expiring in 2028 for one additional five-year term.
(2) Excludes renewals that would be at our option to extend the term of a lease for approximately 148,800 square feet of space expiring in 2028 for four additional five-year terms and also excludes renewals that would be at our option to extend the term of a lease for approximately 485,900 square feet of space expiring in 2030 for two additional five-year terms.
We also lease various administrative, warehouse and customer support real properties throughout the world including the U.S., Canada, Germany, the Philippines, Switzerland, Lithuania and the United Kingdom. During 2020, we entered into a 60-year lease for approximately 28 acres of land in Penang, Malaysia, for the build out of our international manufacturing facility.

ITEM 3 - LEGAL PROCEEDINGS
We are subject to various claims, complaints and legal actions that arise from time to time in the normal course of business, including commercial insurance, product liability, intellectual property and employment related matters. In addition, from time to time we may bring claims or initiate lawsuits against various third parties with respect to matters arising out of the ordinary course of our business, including commercial and employment related matters. We do not believe we are party to any currently pending legal proceedings, the outcome of which could have a material adverse effect on our business, financial condition or results of operations. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4 - MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Dexcom’s common stock is traded on the Nasdaq Global Select Market under the symbol “DXCM.”
Stockholders
We had fewer than 40 stockholders of record as of December 31, 2020. The number of beneficial owners of our common stock at that date was substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K during the year ended December 31, 2020.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Neither we nor any affiliated purchaser repurchased any of our equity securities during the year ended December 31, 2020.

Company Stock Price Performance
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total returns on the Nasdaq Composite Index and the Nasdaq Medical Equipment Index over the five-year period ended December 31, 2020. The graph assumes that $100 was invested in Dexcom common stock and in each of the other indices on December 31, 2015 and that all dividends were reinvested. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Dexcom’s common stock.
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

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN* AMONG DEXCOM, INC. THE NASDAQ COMPOSITE INDEX AND THE NASDAQ MEDICAL EQUIPMENT INDEX

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Fiscal Year Ending
DexCom, Inc.
Nasdaq Composite
Nasdaq Medical Equipment

* $100 invested on December 31, 2015 in stock or index, including reinvestment of any dividends.

	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
DexCom, Inc.	$100.00	$72.89	$70.07	$146.28	$267.08	$451.43
Nasdaq Composite	$100.00	$108.87	$141.13	$137.12	$187.44	$271.64
Nasdaq Medical Equipment	$100.00	$106.07	$153.41	$171.99	$209.03	$300.10

ITEM 6 - SELECTED FINANCIAL DATA
Omitted pursuant to amendments to Item 301 of Regulation S-K effective February 10, 2021.

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
We have built a direct sales organization in the United States, Canada and certain countries in Europe to call on health care professionals, such as endocrinologists, physicians and diabetes educators, who can educate and influence patient adoption of continuous glucose monitoring. To complement our direct sales efforts, we have entered into distribution arrangements in the United States, and certain countries in Africa, Asia, Europe, Latin America, and the Middle East, as well as Australia, Canada, and New Zealand that allow distributors to sell our products.
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
We are also exploring how to extend our offerings to other opportunities, including for people with Type 2 diabetes that are non-insulin using, people with pre-diabetes, people who are obese, people who are pregnant, and people in the hospital setting. Eventually, we may apply our technological expertise to products beyond glucose monitoring.
For discussion related to the results of operations and changes in financial condition for fiscal 2019 compared to fiscal 2018 refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our fiscal 2019 Form 10-K, which was filed with the United States Securities and Exchange Commission on February 13, 2020.
Impact of COVID-19 Pandemic
During 2020, we were subject to challenging social and economic conditions created as a result of the novel strain of coronavirus, SARS-CoV-2 (“COVID-19”). The resulting impact of the COVID-19 outbreak created various financial impacts to our operations as a result of taking necessary precautions for essential personnel to operate safely both in person as well as remotely. Costs incurred include items like incremental payroll costs, consulting support, IT infrastructure and facilities-related costs.
As the result of the COVID-19 pandemic, we have made Dexcom CGM systems available for use in hospital settings and other healthcare facilities to assist frontline workers. The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers, suppliers or third-party business partners conduct business and as a result, we have begun to experience more pronounced disruptions in our operations. We have experienced and may experience constrained supply or curtailed customer demand, including due to loss of coverage to our products, that could materially adversely impact our business, results of operations and overall financial performance in future periods. We currently utilize third parties to, among other things, manufacture components and materials for our devices, and to provide services such as sterilization services and we purchase these materials and services from numerous suppliers worldwide. The global COVID-19 pandemic has and may continue to have an adverse impact on our manufacturing and distribution capabilities. Disruptions relating to the COVID-19 pandemic, including current shelter-in-place orders in the U.S. and other countries, could prevent employees, suppliers, distributors, and others from accessing manufacturing facilities and from transporting our products or the components required to manufacture our products. For example, we have experienced some supply chain disruption due to the global restrictions resulting from the COVID-19 pandemic in the manufacture of our next-generation CGM product. Further, worldwide supply chain disruption relating to the COVID-19 pandemic has resulted in product shortages that has and may continue to impact our ability to manufacture our devices. As of the filing date of this Form 10-K, the extent to which COVID-19 may impact our financial condition or results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See “Risk Factors” in Part I, Item 1A of this Annual Report for further discussion of the possible impact of the COVID-19 pandemic on our business.

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
Revenue Recognition
We generate our revenue primarily from the sale of our Reusable Hardware and disposable sensors. We generally recognize revenue when control is transferred to our customers in an amount that reflects the net consideration to which we expect to be entitled.
We exercise significant judgment when we determine the transaction price, including variable consideration adjustments. Transaction price is typically based on the contracted rates less an estimate of claim denials and historical reimbursement experience by payor, which include current and future expectations regarding reimbursement rates and payor mix. Variable consideration includes but is not limited to rebates, chargebacks, consideration payable to customers such as specialty distributor and wholesaler fees, product returns allowance, prompt payment discounts, and various other promotional or incentive arrangements.
Calculating certain of these items involves significant estimates and judgments based on sales or invoice data, contractual terms and historical utilization rates. We estimate provisions for rebates based on contractual arrangements, estimates of products sold subject to rebate, known events or trends and channel inventory data. Estimates associated with rebates on products sold through our distributors under pharmacy benefits are the most significant component of our variable consideration estimates and most at risk for changes between the recording of the accrual estimate and its ultimate settlement, an interval that can generally range up to one year. Due to this time lag, in any given period, our adjustments to actuals can incorporate changes of estimates related to prior periods.
We review the adequacy of our estimates for transaction price adjustments and variable consideration at each reporting date. If the actual amounts of consideration that we receive differ from our estimates, we would adjust our estimates and that would affect reported revenue in the period that such variances become known. If any of these judgments were to change, it could cause a material increase or decrease in the amount of revenue we report in a particular period.

For more information, see “Revenue Recognition” in Note 1 to the consolidated financial statements in Part II, Item 8 of this Annual Report.
Share-Based Compensation
Share-based compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized straight-line over the requisite service period of the individual grants, which typically equals the vesting period. We value time-based Restricted Stock Units or RSUs at the date of grant using the intrinsic value method. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals.
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
We use the asset and liability approach to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. Significant judgment is required to evaluate the need for a valuation allowance against deferred tax assets. We review all available positive and negative evidence, including projections of pre-tax book income, earnings history, reliability of forecasting, and reversal of temporary differences. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon future earnings in applicable tax jurisdictions. Prior to 2020, due to our US operating losses and earnings volatility in previous years, which did not allow sustainable profitability, we had established and maintained a full valuation allowance on our deferred tax assets. In 2020, we achieved three years cumulative income and expect to continue that profitability in future years. We analyzed both positive and negative evidence, and as a result released our valuation allowance on our deferred tax assets. We maintain the valuation allowance on our California research and development tax credits and certain foreign intangible assets, as it is more likely than not that those deferred tax assets will not be realized.
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

Results of Operations

Financial Overview

	Twelve Months Ended December 31,		2020 - 2019
(In millions)	2020	2019	$ Change	% Change
Total revenue	$1,926.7	$1,476.0	$450.7	31%
Gross profit	1,280.1	931.5	348.6	37%
Operating income	299.5	142.3	157.2	*
Net income	493.6	101.1	392.5	*

Basic net income per share	5.23	1.11	4.12	*
Diluted net income per share	$5.06	$1.10	$3.96	*
* Not meaningful

Revenue, Cost of Sales and Gross Profit

	Twelve Months Ended December 31,		2020 - 2019
(In millions)	2020	2019	$ Change	% Change
Total revenue	$1,926.7	$1,476.0	$450.7	31%
Cost of sales	646.6	544.5	102.1	19%
Gross profit	$1,280.1	$931.5	$348.6	37%
Gross profit as a percent of total revenue	66%	63%
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
Fiscal 2020 Compared to Fiscal 2019
Total revenue increased $450.7 million or 31% for the twelve months ended December 31, 2020 compared to the twelve months ended December 31, 2019. The 2020 revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base, partially offset by pricing pressure due to the evolution of our channel strategy and product mix. Disposable sensor and other revenue comprised approximately 81% of total revenue and Reusable Hardware revenue comprised approximately 19% of total revenue for the twelve months ended December 31, 2020. Disposable sensor and other revenue comprised approximately 78% of total revenue and Reusable Hardware revenue comprised approximately 22% of total revenue for the twelve months ended December 31, 2019.
Cost of sales increased $102.1 million or 19% for the twelve months ended December 31, 2020 compared to the twelve months ended December 31, 2019 primarily due to increased sales volume. The gross profit of $1.28 billion or 66% of total revenue for the twelve months ended December 31, 2020 increased $348.6 million compared to $931.5 million or 63% of total revenue for the same period in 2019. The increase in gross profit and gross profit margin in 2020 compared to 2019 were primarily driven by increased revenues and cost savings associated with incremental improvements to product design and manufacturing efficiencies.

Operating Expenses

	Twelve Months Ended December 31,		2020 - 2019
(In millions)	2020	2019	$ Change	% Change
Research and development	$359.9	$273.5	$86.4	32%
as a % of total revenue	19%	19%
Selling, general and administrative	620.7	515.7	105.0	20%
as a % of total revenue	32%	35%
Total operating expenses	$980.6	$789.2	$191.4	24%
as a % of total revenue	51%	53%
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
Fiscal 2020 Compared to Fiscal 2019
Research and Development Expense. Research and development expense increased $86.4 million or 32% for the twelve months ended December 31, 2020 compared to the same period of 2019. The increase was primarily due to $38.6 million in additional salaries, bonus, and payroll-related costs, $14.1 million in additional consulting fees, $7.5 million from losses on the disposal of assets primarily driven by automation of our production capabilities, and $7.4 million in additional software costs. We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.
Selling, General and Administrative Expense. Selling, general and administrative expense increased $105.0 million or 20% for the twelve months ended December 31, 2020 compared to the same period of 2019. Significant elements of the increase in selling, general, and administrative expenses included $60.1 million in additional advertising and marketing costs, $35.0 million in additional salaries, bonuses, and payroll-related costs, and $16.5 million in additional consulting fees, partially offset by $7.8 million in lower restructuring charges associated with our 2019 Restructuring Plan and $6.5 million in lower travel and entertainment costs.

Non-Operating Income and Expenses
Interest Expense
Interest expense increased $24.4 million to $84.7 million for the twelve months ended December 31, 2020 compared to $60.3 million for the same period of 2019. The increase was primarily due to the May 2020 issuance of our 2025 Notes, partially offset by the repurchase, conversion and redemption of all of our 2022 Notes during the first seven months of 2020.
Loss on Extinguishment of Debt
We recorded a loss on extinguishment of debt of $5.9 million during the twelve months ended December 31, 2020 in connection with the repurchase and conversions of our 2022 Notes. See Note 5 to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information about these transactions.
Income/Loss from Equity Investments
Loss from equity investments of $4.2 million for the twelve months ended December 31, 2019 consisted solely of realized losses on our equity investment in Tandem Diabetes Care, Inc. We sold all of our remaining equity investment in Tandem during the first quarter of 2019.
Interest and Other Income (Expense), Net
Interest income is related to our marketable debt securities portfolio. Interest income was $13.2 million and $28.4 million for the twelve months ended December 31, 2020 and 2019, respectively. The decrease in interest income was primarily related to a decrease in market interest rates, partially offset by an increase in average invested balances during 2020 compared to 2019.
Other income (expense) for the twelve months ended December 31, 2020 and December 31, 2019 consists primarily of foreign currency transaction gains and losses due to the effects of foreign currency fluctuations.
Income Tax Expense/Benefit
We recorded pre-tax income for the twelve months ended December 31, 2020 and December 31, 2019. The income tax benefit we recorded for 2020 is primarily attributable to the release of our valuation allowance on specific deferred tax assets. The nominal income tax expense we recorded for 2019 is primarily due to withholding and other income tax expenses in profitable jurisdictions.

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
A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in U.S. dollars. Accordingly, our assessment is that we have no material net exposure to foreign currency exchange rate fluctuations at this time. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the British Pound, the Euro, and the Canadian Dollar, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We currently engage in hedging transactions to reduce foreign currency risks. We will continue to monitor and manage our financial exposures due to exchange rate fluctuations as an integral part of our overall risk management program. Our cash, cash equivalents and short-term marketable securities totaled $2.71 billion as of December 31, 2020. None of those funds were restricted and approximately 98% of those funds were located in the United States. We intend to reinvest a substantial portion of our foreign earnings in those businesses, and we currently do not anticipate that we will need funds generated by foreign operations to fund our domestic ones.
Our cash, cash equivalents and short-term marketable securities as of December 31, 2020 increased by $1.18 billion from December 31, 2019 due to the factors described in “Cash Flows” below. We believe that our cash, cash equivalents, and marketable securities balances, projected cash contributions from our commercial operations, and our $200.0 million revolving line of credit, of which $193.7 million remains available, will be sufficient to meet our anticipated seasonal working capital needs, capital expenditure requirements, contractual obligations, commitments, debt service requirements, and other liquidity requirements associated with our operations for at least the next 12 months.
Revolving Credit Agreement
In December 2018, we entered into an amended and restated five-year $200.0 million revolving Credit Agreement, including a sub-facility of up to $10.0 million for letters of credit. Subject to customary conditions and the approval of any lender whose commitment would be increased, we have the option to increase the maximum principal amount available under the Credit Agreement by up to an additional $300.0 million, resulting in a maximum available principal amount of $500.0 million. However, at this time none of the lenders have committed to provide any such increase in their commitments. Revolving loans under the Credit Agreement will be available for general corporate purposes, including working capital and capital expenditures. As of December 31, 2020, we had no outstanding borrowings, $6.3 million in outstanding letters of credit, and a total available balance of $193.7 million under the Credit Agreement. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
Senior Convertible Notes
The following table summarizes our outstanding senior convertible note obligations as of December 31, 2020:

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
See Note 5 to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information about the terms of the Credit Agreement, the 2023 Notes and the 2025 Notes, the 2023 Note Hedge, and the 2023 Warrants.

Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated. See the consolidated financial statements in Part II, Item 8 of this Annual Report for complete statements of cash flows for these periods.

	Twelve Months Ended December 31,		Change
(In millions)	2020	2019	2020 - 2019
Net cash provided by operating activities	$475.6	$314.5	$161.1
Net cash used in investing activities	(1,018.0)	(1,015.2)	(2.8)
Net cash provided by financing activities	912.1	10.7	901.4
Effect of exchange rates on cash, cash equivalents, and restricted cash	2.1	(0.7)	2.8
Increase (decrease) in cash, cash equivalents and restricted cash	$371.8	$(690.7)	$1,062.5
As of December 31, 2020, we had $2.71 billion in cash, cash equivalents and short-term marketable securities, which is an an increase of $1.18 billion compared to $1.53 billion as of December 31, 2019. The primary cash flows during the twelve months ended December 31, 2020 and 2019 are described below.
Operating Cash Flows
Net cash provided by operating activities during 2020 was comprised of net income of $493.6 million and net adjustments of $288.3 million primarily related to share-based compensation, depreciation and amortization, non-cash interest expense for our senior convertible notes and loss on extinguishment of debt on our 2022 Notes, partially offset by $285.5 million net benefit to tax expense associated with the release of the valuation allowance related to deferred tax assets and $20.8 million of changes in working capital balances.
Net cash provided by operating activities during 2019 was comprised of a net income of $101.1 million, offset by $207.3 million of net adjustments and $6.1 million of changes in working capital balances. Net adjustments were primarily related to share-based compensation, depreciation and amortization, non-cash interest expense for our senior convertible notes, and a loss on the sale of our remaining equity investment in Tandem Diabetes Care, Inc.
Investing Cash Flows
Net cash used in investing activities during 2020 was primarily comprised of $807.7 million for net purchases of marketable securities and $199.0 million for capital expenditures.

Net cash used in investing activities during 2019 was primarily comprised of $834.0 million for net purchases of marketable securities and $180.0 million for capital expenditures.
Financing Cash Flows
Net cash provided by financing activities during 2020 was primarily comprised of $1.19 billion in net proceeds from the issuance of our 2025 Notes and $15.3 million in proceeds from the issuance of common stock under our employee stock plans, partially offset by $282.6 million for the repurchase of a portion of our 2022 Notes.
Net cash provided by financing activities during 2019 was primarily comprised of $11.9 million in proceeds from the issuance of common stock under our employee stock plans.

Contractual Obligations
We are party to various leasing arrangements, primarily for office, manufacturing and warehouse space that expire at various times through December 2030. We also have one land lease that expires in 2080.
The following table summarizes our outstanding contractual obligations as of December 31, 2020 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

(In millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Senior convertible notes (1)	$2,091.7	$9.4	$868.8	$1,213.5	$—
Lease obligations (2)	235.5	31.9	53.0	49.9	100.7
Total	$2,327.2	$41.3	$921.8	$1,263.4	$100.7
(1) We issued senior convertible notes in November 2018 and May 2020. The obligations presented above include both principal and interest for these notes. Although these notes mature in 2023 and 2025, they may be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayment of the principal amounts sooner than the scheduled repayment as indicated in the table. See Note 5 to the consolidated financial statements in Part II, Item 8 of this Annual Report for further discussion of the terms of our senior convertible notes.
(2) Includes finance lease obligations related to our Mesa, Arizona and Malaysia facilities. See Note 6 to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information.
We are also party to various purchase arrangements related to components used in manufacturing and research and development activities. As of December 31, 2020, we had approximately $335.6 million of open purchase orders and contractual obligations in the ordinary course of business, the majority of which are due within one year.
We have $1.2 million of unrecognized tax benefits, including estimated interest and penalties, that have been recorded as liabilities for which we are uncertain as to if or when such amounts may be settled. As a result, such amounts are excluded from the table above.

Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
We record exchange rate fluctuations resulting from the translation of the short-term intercompany balances between domestic entities and our foreign subsidiaries as foreign currency transaction gains or losses and include them in interest and other income (expense), net in our consolidated statements of operations. We occasionally enter into foreign currency forward contracts in order to partially offset the impact from fluctuation of the foreign currency rates. As of December 31, 2020, we had foreign currency forward contracts outstanding with a notional amount of $48.0 million.
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

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required is set forth under “Report of Independent Registered Public Accounting Firm,” “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “ Consolidated Statements of Comprehensive Income (Loss),” “Consolidated Statements of Stockholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” on pages F-2 to F-42 of this Annual Report and is incorporated into this Item 8 by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and timely communicated to management, including our Chief Executive Officer and Chief Financial Officer, recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures. Based on their evaluation as of December 31, 2020, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date for this purpose.
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
Our management, with the participation of the Chief Executive and Chief Financial Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP an Independent Registered Public Accounting Firm, as stated in their report which is included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DexCom, Inc.

Opinion on Internal Control over Financial Reporting

We have audited DexCom, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, DexCom, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of DexCom, Inc. as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 11, 2021 expressed an unqualified opinion thereon.

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
February 11, 2021

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
(a)The following documents are filed as part of this Annual Report:
1. Financial Statements.
The consolidated financial statements listed in Part II, Item 8 of this Annual Report.
2. Financial Statement Schedules.
For the three fiscal years ended December 31, 2020, Schedule II – Valuation and Qualifying Accounts.
Financial statement schedules not listed above have been omitted because information required to be set forth therein is not applicable, not required, or the information required by such schedules is shown in the consolidated financial statements or the notes thereto.
3. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Date of First Filing	Exhibit Number
3.01	Registrant’s Restated Certificate of Incorporation.	S-1/A	333-122454	March 3, 2005	3.03
3.02	Amendment No. 1 to Registrant’s Restated Certificate of Incorporation.	DEF 14 A	000-51222	April 20, 2017	Appendix B
3.03	Registrant’s Amended and Restated Bylaws.	8-K	000-51222	September 9, 2020	3.1
4.01	Form of Specimen Certificate for Registrant’s common stock.	S-1/A	333-122454	March 24, 2005	4.01
4.02	Indenture, dated as of November 30, 2018, between DexCom, Inc. and U.S. Bank National Association (including the form of 0.75% Convertible Senior Notes due 2023)	8-K	000-51222	December 3, 2018	4.1
4.03	Indenture, dated as of May 14, 2020, between DexCom, Inc. and U.S. Bank National Association (including the form of 0.25% Convertible Senior Notes due 2025)	8-K	000-51222	May 15, 2020	4.1
4.04	Description of Securities Registered Under Section 12 of the Exchange Act.					X
10.01	Office Lease Agreement, dated March 31, 2006, between DexCom, Inc. and Kilroy Realty, L.P.	8-K	000-51222	April 7, 2006	99.01
10.02	Offer letter between DexCom, Inc. and Steven R. Pacelli dated April 10, 2006.*	8-K	000-51222	April 13, 2006	99.01
10.03	Form of Amended and Restated Executive Change of Control & Severance Agreement.*	10-K	000-51222	March 5, 2009	10.20
10.04	Non-Exclusive Distribution Agreement, between RGH Enterprises, Inc. and DexCom, Inc., dated April 30, 2008.**	10-Q	000-51222	August 3, 2009	10.23
10.05	Amended and Restated Development, Manufacturing, Licensing and Supply Agreement, between DSM PTG, Inc. and DexCom, Inc., dated February 19, 2010.**	10-K	000-51222	March 9, 2010	10.25
10.06	First Amendment to Office Lease between DexCom, Inc. and Kilroy Realty, L.P., dated August 18, 2010.	10-Q	000-51222	November 4, 2010	10.27
10.07	Amendment Number One to Non-Exclusive Distribution Agreement, between RGH Enterprises, Inc. and DexCom, Inc., dated March 29, 2011.**	10-Q/A	000-51222	July 1, 2011	10.26

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Date of First Filing	Exhibit Number
10.08	Offer letter between DexCom, Inc. and Kevin Sayer dated May 3, 2011.*	10-Q	000-51222	August 3, 2011	10.28
10.09	Amendment Number Two to Non-Exclusive Distribution Agreement between RGH Enterprises, Inc. and DexCom, Inc., dated March 28, 2013.**	10-Q	000-51222	May 1, 2013	10.27
10.10	Amendment Number Three to Non-Exclusive Distribution Agreement between RGH Enterprises, Inc. and DexCom, Inc., dated December 4, 2013.**	10-K	000-51222	February 20, 2014	10.28
10.11	Non-Exclusive Distribution Agreement between DexCom, Inc. and Diabetes Specialty Center, LLC dated October 12, 2009, as amended on September 30, 2010, October 11, 2011, November 14, 2012 and November 1, 2013.**	10-K	000-51222	February 20, 2014	10.29
10.12	Settlement and License Agreement by and among Abbott Diabetes Care, Inc. and DexCom, Inc., dated July 2, 2014.	10-Q	000-51222	August 6, 2014	10.31
10.13	Amendment No. 5 to Non-Exclusive Distribution Agreement between DexCom, Inc. and Diabetes Specialty Center, LLC, dated March 14, 2014.	10-Q	000-51222	August 6, 2014	10.32
10.14	Second Amendment to Office Lease between DexCom, Inc. and Kilroy Realty, L.P., dated October 1, 2014.	10-K	000-51222	February 25, 2015	10.32
10.15	2015 Employee Stock Purchase Plan	DEF 14A	000-51222	April 13, 2015	Appendix A
10.16	Form of Subscription Agreement under 2015 Employee Stock Purchase Plan	8-K	000-51222	June 2, 2015	10.4
10.17	Sublease between DexCom, Inc. and Entropic Communications, LLC dated February 1, 2016.	10-Q	000-51222	April 27, 2016	10.36
10.18	Amended and Restated Non-Exclusive Distribution Agreement with Byram Healthcare dated February 1, 2016.**	10-Q	000-51222	April 27, 2016	10.37
10.19	Industrial Net Lease, Broadway dated April 28, 2016, by and between PRA/LB, L.L.C. and DexCom, Inc.	10-Q	000-51222	August 2, 2016	10.39
10.20	Standard Form of Agreement dated May 2, 2016, by and between DexCom, Inc. and Skanska USA Building Inc.	10-Q	000-51222	August 2, 2016	10.40
10.21	Amendment to Non-Exclusive Distribution Agreement dated April 30, 2016 by and between RGH Enterprises, Inc. d/b/a Cardinal Health at Home and DexCom, Inc. **	10-Q	000-51222	August 2, 2016	10.41
10.22	Amendment No. 1 to Collaboration and License Agreement dated October 25, 2016 by and between DexCom, Inc. and Verily Life Sciences LLC (formerly Google Life Sciences LLC).	10-K	000-51222	February 28, 2017	10.42
10.23	Severance and Change in Control Plan.	8-K	000-51222	June 6, 2017	10.20
10.24	Form of Participation Agreement to the Severance and Change in Control Plan.	8-K	000-51222	June 6, 2017	10.30

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Date of First Filing	Exhibit Number
10.25	First Amendment to Credit Agreement dated June 17, 2016 by and among DexCom, Inc., the Lenders, and JPMorgan Chase Bank, as Administrative Agent.	10-Q	000-51222	August 1, 2017	10.46
10.26	Standard Form of Agreement dated May 1, 2017, by and between DexCom, Inc. and Skanska USA Building Inc.	10-Q	000-51222	August 1, 2017	10.47
10.27	Offer Letter for Quentin S. Blackford dated July 28, 2017. *	8-K	000-51222	August 1, 2017	10.10
10.28	Form of Indemnity Agreement	10-Q	000-51222	August 1, 2017	10.43
10.29	Form of RSU Grant Agreement 2015 Plan Global Double Trigger	10-K	000-51222	February 27, 2018	10.51
10.30	Form of RSU Grant Agreement 2015 Plan Global General	10-K	000-51222	February 27, 2018	10.52
10.31	Amended and Restated Collaboration and License Agreement dated November 20, 2018 by and between DexCom, Inc., Verily Life Sciences LLC (an Alphabet Company) and Verily Ireland Limited.**	10-K	000-51222	February 21, 2019	10.60
10.32	Amended and Restated Credit Agreement dated December 19, 2018 by and among DexCom, Inc., Bank of America, Silicon Valley Bank and Union Bank, and JPMorgan Chase Bank, as Administrative Agent.	10-K	000-51222	February 21, 2019	10.61
10.33	Amended and Restated 2015 Equity Incentive Plan	8-K	000-51222	June 4, 2019	10.01
10.34	Executive Deferred Compensation Plan	8-K	000-51222	June 4, 2019	10.02
10.35	Form of RSU Grant Agreement 2015 Plan (Board Members - Annual Grant)	10-K	000-51222	February 13, 2020	10.36
10.36	Form of RSU Grant Agreement 2015 Plan (Board Members - Incoming Grant)	10-K	000-51222	February 13, 2020	10.37
10.37	Distribution Services Agreement dated November 7, 2015 between DexCom, Inc. and AmerisourceBergen Drug Corporation.****	10-K	000-51222	February 13, 2020	10.38
10.38	Amendment to the Distribution Services Agreement between DexCom Inc. and AmerisourceBergen Drug Corporation.****	10-K	000-51222	February 13, 2020	10.39
10.39	Third Amendment to Office Lease between DexCom, Inc. and John Hancock Life Insurance Company, dated January 9, 2019.****	10-K	000-51222	February 13, 2020	10.40
10.40	Fourth Amendment to Office Lease between DexCom, Inc. and Sequence Tech. Center CA LLC, dated September 9, 2019.****	10-K	000-51222	February 13, 2020	10.41
10.41	Fifth Amendment to Office Lease between DexCom, Inc. and Sequence Tech. Center CA LLC, dated October 21, 2019.	10-K	000-51222	February 13, 2020	10.42
10.42	First Amendment to Amended and Restated Credit Agreement by and among DexCom, Inc., the Lenders, and JPMorgan Chase Bank as Administrative Agent, dated May 11, 2020	10-Q	000-51222	July 28, 2020	10.01
10.43	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Date of First Filing	Exhibit Number
10.44	2015 Employee Stock Purchase Plan, amended on December 13, 2019					X
10.45	Form of Subscription Agreement under 2015 Employee Stock Purchase Plan amended on December 13, 2019					X
10.46	Incentive Agreement between DexCom, Inc. and Jeffrey Moy dated April 28, 2020					X
10.47	Transition and Consulting Agreement between DexCom, Inc. and Richard B. Doubleday dated December 10, 2020					X
21.01	List of Subsidiaries					X
23.01	Consent of Independent Registered Public Accounting Firm					X
24.01	Power of Attorney (see signature page of this Form 10-K)					X
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
—	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)					X

*	Represents a management contract or compensatory plan.
**	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and were filed separately with the Securities and Exchange Commission.
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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXCOM, INC. (Registrant)

Dated: February 11, 2021	By:	/S/ QUENTIN S. BLACKFORD
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

Signature	Title	Date

/S/ KEVIN R. SAYER	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 11, 2021
Kevin R. Sayer

/S/ QUENTIN S. BLACKFORD	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	February 11, 2021
Quentin S. Blackford

/S/ MARK FOLETTA	Lead Independent Director	February 11, 2021
Mark Foletta

/S/ STEVE ALTMAN	Director	February 11, 2021
Steve Altman

/S/ NICHOLAS AUGUSTINOS	Director	February 11, 2021
Nicholas Augustinos

/S/ RICHARD COLLINS	Director	February 11, 2021
Richard Collins

/S/ KAREN DAHUT	Director	February 11, 2021
Karen Dahut

/S/ BRIDGETTE HELLER	Director	February 11, 2021
Bridgette Heller

/S/ BARBARA KAHN	Director	February 11, 2021
Barbara Kahn

/S/ KYLE MALADY	Director	February 11, 2021
Kyle Malady

/S/ JAY SKYLER	Director	February 11, 2021
Jay Skyler, M.D.

/S/ ERIC TOPOL	Director	February 11, 2021
Eric Topol, M.D.

DEXCOM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DexCom, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DexCom, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 11, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Estimation of transaction price and variable consideration for revenue recognition

Description of the Matter
As discussed in Note 1 of the consolidated financial statements, the Company recognizes revenue based on a transaction price which reflects the net consideration to which the Company expects to be entitled. The transaction price is typically based on the contracted rates less an estimate of claim denials and historical reimbursement experience by payor, which include current and future expectations regarding reimbursement rates and payor mix. The Company estimates reductions for rebates based on contractual arrangements, estimates of products sold subject to rebate, known events or trends and channel inventory data.

Auditing management’s determination of transaction price including variable consideration involved a high degree of subjectivity in evaluating management’s estimates. In determining transaction price, management develops estimates based on the contracted rates less an estimate of claim denials and historical reimbursement experience by payor. In estimating rebates, management applies contracted rates to estimates of products sold subject to rebate, known market events or trends and channel inventory data.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s processes to determine transaction price and rebates, including the underlying assumptions.

Our audit procedures also included, among others, evaluating the significant assumptions and the accuracy and completeness of the underlying data used in management’s calculations. For transaction price, this included testing management’s estimate of the claim denials and historical reimbursement experience through a combination of underlying data validation by inspection of source documents and independent recalculation of management’s analysis. For rebates, this included testing contractual rates, management’s estimates of products sold subject to rebate, and inventory held by third parties at the end of the period, through a combination of underlying data validation by inspection of source documents, agreement to underlying contracts, review for consistency against historical data, and trending of inventory held at third parties versus inventory sold into the channel. In addition, we inspected the results of the Company’s retrospective review analysis of rebates claimed, evaluated the estimates made based on historical experience and performed sensitivity analyses over the Company's significant assumptions.

Valuation allowances on deferred tax assets

Description of the Matter
As discussed in Note 8, significant judgment is required to evaluate the need for a valuation allowance against deferred tax assets. The Company reviews all available positive and negative evidence, including projections of pre-tax book income, earnings history, reliability of forecasting, and reversal of temporary differences. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon future earnings. Prior to 2020, due to the Company’s U.S. operating losses and earnings volatility in previous years, which did not allow sustainable profitability, the Company had established and maintained a full valuation allowance on its deferred tax assets. In 2020, the Company achieved three years of cumulative income. The Company analyzed both positive and negative evidence, and as a result, released its valuation allowance of $287.2 million on its deferred tax assets. The Company maintains a valuation allowance of $55.5 million against its California research and development tax credits and certain foreign intangible assets, as it is more likely than not that those deferred tax assets will not be realized.

Auditing management's analysis of the realizability of the deferred tax assets was complex and highly judgmental because the assessment process involves significant judgment and subjective evaluation of assumptions that may be affected by future operations of the Company, market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to assess the realizability of the deferred tax assets and measurement of the valuation allowances, including controls over management’s scheduling of the future reversal of existing taxable temporary differences, identification and use of available tax planning strategies and projections of future taxable income.

Among other audit procedures performed, we tested the reversal of the existing taxable temporary differences, including assessment of the completeness and accuracy of related schedules. We evaluated the assumptions used by the Company to develop projections of future taxable income by jurisdiction. For example, we compared the projections of future taxable income with the actual results from prior periods, as well as management’s consideration of current trends. We also considered the relevant tax laws and regulations in the various jurisdictions, including considering whether the estimated future sources of taxable income were of the appropriate character to utilize the deferred tax assets. We also considered the accuracy of management’s historical projections and performed sensitivity analyses of the significant assumptions to evaluate the changes in realizability of deferred tax assets that would result from changes in the assumptions. In addition, we evaluated the Company’s income tax disclosures related to the matters described above.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2000
San Diego, California
February 11, 2021

DexCom, Inc.
Consolidated Balance Sheets

	December 31,
(In millions, except par value data)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$817.6	$446.2
Short-term marketable securities	1,890.1	1,087.1
Accounts receivable, net	428.5	286.3
Inventory	234.7	119.8
Prepaid and other current assets	53.9	30.0
Total current assets	3,424.8	1,969.4
Property and equipment, net	515.3	321.3
Operating lease right-of-use assets	93.3	71.5
Goodwill	19.3	18.6
Deferred tax assets	216.4	—
Other assets	21.4	14.2
Total assets	$4,290.5	$2,395.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$481.1	$256.4
Accrued payroll and related expenses	114.3	88.5
Short-term operating lease liabilities	16.5	13.6
Deferred revenue	2.2	1.7
Total current liabilities	614.1	360.2

Long-term senior convertible notes	1,667.2	1,059.7
Long-term operating lease liabilities	101.8	72.4
Other long-term liabilities	80.9	20.1
Total liabilities	2,464.0	1,512.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 million shares authorized; no shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 200.0 million shares authorized; 96.9 million and 96.1 million shares issued and outstanding, respectively, at December 31, 2020; and 92.4 million and 91.6 million shares issued and outstanding, respectively, at December 31, 2019	0.1	0.1
Additional paid-in capital	2,125.3	1,675.9
Accumulated other comprehensive income	3.2	2.3
Accumulated deficit	(202.1)	(695.7)
Treasury stock, at cost; 0.8 million shares at December 31, 2020 and December 31, 2019	(100.0)	(100.0)
Total stockholders’ equity	1,826.5	882.6
Total liabilities and stockholders’ equity	$4,290.5	$2,395.0
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations

	Twelve Months Ended December 31,
(In millions, except per share data)	2020	2019	2018
Revenue	$1,926.7	$1,476.0	$1,031.6
Cost of sales	646.6	544.5	367.7
Gross profit	1,280.1	931.5	663.9
Operating expenses
Research and development	359.9	273.5	199.7
Collaborative research and development fee	—	—	217.7
Selling, general and administrative	620.7	515.7	432.8
Total operating expenses	980.6	789.2	850.2
Operating income (loss)	299.5	142.3	(186.3)
Interest expense	(84.7)	(60.3)	(22.7)
Loss on extinguishment of debt	(5.9)	—	—
Income (loss) from equity investments	—	(4.2)	80.1
Interest and other income, net	16.1	26.4	2.4
Income (loss) before income taxes	225.0	104.2	(126.5)
Income tax expense (benefit)	(268.6)	3.1	0.6
Net income (loss)	$493.6	$101.1	$(127.1)

Basic net income (loss) per share	$5.23	$1.11	$(1.44)
Shares used to compute basic net income (loss) per share	94.4	91.1	88.2
Diluted net income (loss) per share	$5.06	$1.10	$(1.44)
Shares used to compute diluted net income (loss) per share	97.5	92.3	88.2
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Twelve Months Ended December 31,
(In millions)	2020	2019	2018
Net income (loss)	$493.6	$101.1	$(127.1)
Other comprehensive income, net of tax:
Foreign currency translation gain	1.1	0.4	4.0
Unrealized gain (loss) on marketable debt securities	(0.2)	0.4	0.1
Total other comprehensive income, net of tax	0.9	0.8	4.1
Comprehensive income (loss)	$494.5	$101.9	$(123.0)
See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	87.0	$0.1	$1,093.7	$(2.6)	$(671.8)	$—	$419.4
Issuance of common stock under equity incentive plans	1.8	—	1.9	—	—	—	1.9
Issuance of common stock for Employee Stock Purchase Plan	0.2	—	8.9	—	—	—	8.9
Issuance of common stock for collaborative research and development fee	1.8	—	217.7	—	—	—	217.7
Convertible note hedge	—	—	(218.9)	—	—	—	(218.9)
Equity component of convertible 2023 Note issuance, net of issuance costs	—	—	171.6	—	—	—	171.6
Purchases of treasury stock	(0.8)	—	—	—	—	(100.0)	(100.0)
Sale of warrants	—	—	183.8	—	—	—	183.8
Share-based compensation expense	—	—	101.9	—	—	—	101.9
Net loss	—	—	—	—	(127.1)	—	(127.1)
Other comprehensive income, net of tax	—	—	—	4.1	—	—	4.1
Balance at December 31, 2018	90.0	0.1	1,560.6	1.5	(798.9)	(100.0)	663.3
Cumulative-effect adjustment from adoption of new lease accounting standard (Note 6)	—	—	—	—	2.1	—	2.1
Issuance of common stock under equity incentive plans	1.4	—	0.3	—	—	—	0.3
Issuance of common stock for Employee Stock Purchase Plan	0.2	—	11.6	—	—	—	11.6
Realization of tax benefit related to 2023 Note Hedge	—	—	0.7	—	—	—	0.7
Share-based compensation expense	—	—	102.7	—	—	—	102.7
Net income	—	—	—	—	101.1	—	101.1
Other comprehensive income, net of tax	—	—	—	0.8	—	—	0.8
Balance at December 31, 2019	91.6	0.1	1,675.9	2.3	(695.7)	(100.0)	882.6
Issuance of common stock under equity incentive plans	1.1	—	0.3	—	—	—	0.3
Issuance of common stock for Employee Stock Purchase Plan	—	—	15.0	—	—	—	15.0
Equity component of 2025 Notes issuance, net of issuance costs	—	—	289.4	—	—	—	289.4
Tax benefit related to Senior Convertible Notes	—	—	(62.5)	—	—	—	(62.5)
Repurchase and conversions of 2022 Notes	3.4	—	87.8	—	—	—	87.8
Share-based compensation expense	—	—	119.4	—	—	—	119.4
Net income	—	—	—	—	493.6	—	493.6
Other comprehensive income, net of tax	—	—	—	0.9	—	—	0.9
Balance at December 31, 2020	96.1	$0.1	$2,125.3	$3.2	$(202.1)	$(100.0)	$1,826.5
See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
(In millions)	2020	2019	2018
Operating activities
Net income (loss)	$493.6	$101.1	$(127.1)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	67.1	48.7	29.1
Share-based compensation	119.4	102.7	101.9
Loss on extinguishment of debt	5.9	—	—
Non-cash interest expense	74.0	49.6	17.9
Non-cash collaborative research and development fee through issuance of common stock	—	—	217.7
Unrealized gain on equity investment	—	—	(36.0)
Realized (gain) loss on equity investment	—	4.2	(44.1)
Deferred income taxes (including benefit from valuation allowance release)	(277.3)	0.2	(2.2)
Other non-cash income and expenses	13.7	1.9	6.9
Changes in operating assets and liabilities:
Accounts receivable, net	(142.3)	(60.0)	(93.2)
Inventory	(114.5)	(49.1)	(25.5)
Prepaid and other assets	(2.4)	(7.2)	(3.0)
Operating lease right-of-use assets and liabilities, net	(0.8)	(2.4)	—
Accounts payable and accrued liabilities	194.5	109.0	56.2
Accrued payroll and related expenses	26.1	16.0	23.8
Deferred revenue and other liabilities	18.6	(0.2)	0.8
Net cash provided by operating activities	475.6	314.5	123.2
Investing activities
Purchase of marketable securities	(3,058.2)	(2,030.4)	(452.5)
Proceeds from sale and maturity of marketable securities	2,250.5	1,196.4	392.1
Purchases of property and equipment	(199.0)	(180.0)	(67.1)
Acquisitions, net of cash acquired	—	—	(11.3)
Other investing activities	(11.3)	(1.2)	(1.0)
Net cash used in investing activities	(1,018.0)	(1,015.2)	(139.8)
Financing activities
Net proceeds from issuance of common stock	15.3	11.9	10.8
Purchases of treasury stock	—	—	(100.0)
Proceeds from issuance of convertible notes, net of issuance costs	1,188.8	—	836.6
Repurchase of convertible notes	(282.6)	—	—
Proceeds from sale of warrants	—	—	183.8
Purchase of convertible note hedge	—	—	(218.9)
Other financing activities	(9.4)	(1.2)	(1.9)
Net cash provided by financing activities	912.1	10.7	710.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.1	(0.7)	1.8
Increase (decrease) in cash, cash equivalents and restricted cash	371.8	(690.7)	695.6
Cash, cash equivalents and restricted cash, beginning of period	446.4	1,137.1	441.5
Cash, cash equivalents and restricted cash, end of period	$818.2	$446.4	$1,137.1

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$817.6	$446.2	$1,137.0
Restricted cash	0.6	0.2	0.1
Total cash, cash equivalents and restricted cash	$818.2	$446.4	$1,137.1

	Twelve Months Ended December 31,

Supplemental disclosure of non-cash investing and financing transactions:
Common stock issued for repurchase and conversions of senior convertible notes	$1,350.9	$—	$—
Acquisition of property and equipment included in accounts payable and accrued liabilities	$35.3	$14.2	$10.8
Supplemental cash flow information:
Cash paid during the year for interest	$10.6	$10.4	$3.6
Cash paid during the year for income taxes	$3.6	$4.8	$2.3

See accompanying notes

DexCom, Inc.
Notes to Consolidated Financial Statements
December 31, 2020

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
The following table sets forth the percentages of total revenue or gross accounts receivable for customers that represent 10% or more of the respective amounts for the periods shown:

	Revenue			Gross Accounts Receivable
	Twelve Months Ended December 31,			As of December 31,
	2020	2019	2018	2020	2019
Distributor A	23%	17%	15%	19%	21%
Distributor B	11%	12%	12%	10%	*
Distributor C	18%	10%	*	12%	*
Distributor D	11%	*	*	*	*
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

Property and Equipment
Property and equipment is stated at cost less accumulated depreciation and amortization. We capitalize additions and improvements and expense maintenance and repairs as incurred. We calculate depreciation using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are generally three years for computer software and hardware, four to fifteen years for machinery and equipment, and five years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining lease term. Buildings are amortized over the shorter of the ownership of the building or forty years. We include the amortization of assets that are recorded under finance leases in depreciation expense. On retirement or disposition, the asset cost and related accumulated depreciation are removed from our consolidated balance sheets and any gain or loss is recognized in our consolidated statements of operations.
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
If the estimated fair value of a reporting unit exceeds the carrying amount of the net assets assigned to that unit, goodwill is not impaired and no further analysis is required. If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of the unit, we perform the second step of the impairment test. In this step we allocate the fair value of the reporting unit calculated in step one to all of the assets and liabilities of that unit, as if we had just acquired the reporting unit in a business combination. The excess of the fair value of the reporting unit over the total amount allocated to the assets and liabilities represents the implied fair value of goodwill. If the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference. We recorded no goodwill impairment charges for the twelve months ended December 31, 2020, 2019 or 2018.
The change in goodwill for the twelve months ended December 31, 2020 and December 31, 2019 consisted of translation adjustments on our foreign currency denominated goodwill. The change in goodwill for the twelve months ended December 31, 2018 consisted of goodwill we recorded for acquisitions that were not significant, individually or in the aggregate, and translation adjustments on our foreign currency denominated goodwill.

Intangible Assets and Other Long-Lived Assets
Intangible assets are included in other assets in our consolidated balance sheets. We amortize intangible assets with a finite life, such as acquired technology, customer relationships, trade names and trademarks, on a straight-line basis over their estimated useful lives, which range from two to seven years. We review intangible assets that have finite lives and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We estimate the fair value of the asset based on the present value of future cash flows for those assets. If the carrying value of an asset exceeds its estimated fair value, we would record an impairment loss equal to the difference. We recorded no intangible asset impairment charges for the twelve months ended December 31, 2020, 2019 or 2018.

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
Significant judgment is required to evaluate the need for a valuation allowance against deferred tax assets. We review all available positive and negative evidence, including projections of pre-tax book income, earnings history, reliability of forecasting, and reversal of temporary differences. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon future earnings in applicable tax jurisdictions. Prior to 2020, due to our US operating losses and earnings volatility in previous years, which did not allow sustainable profitability, we had established and maintained a full valuation allowance on our deferred tax assets. In 2020, we achieved three years cumulative income and expect to continue that profitability in future years. We analyzed both positive and negative evidence, and as a result released our valuation allowance on our deferred tax assets. We maintain the valuation allowance on our California research and development tax credits and certain foreign intangible assets, as it is more likely than not that those deferred tax assets will not be realized.
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

Comprehensive Income (Loss)
Comprehensive income (loss) consists of two elements, net income (loss) and other comprehensive income. We report all components of comprehensive income (loss), including net income (loss), in our financial statements in the period in which they are recognized. Total comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We report net income (loss) and the components of other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on marketable securities, net of their related tax effect to arrive at total comprehensive income (loss).

Revenue Recognition
We generate our revenue from the sale of our reusable transmitter and receiver, collectively referred to as Reusable Hardware, and disposable sensors. We refer to Reusable Hardware and disposable sensors in this section as Components. We generally recognize revenue when control is transferred to our customers in an amount that reflects the net consideration to which we expect to be entitled.
In determining how revenue should be recognized, a five-step process is used which includes identifying performance obligations in the contract, determining whether the performance obligations are separate, allocating the transaction price to each separate performance obligation, estimating the amount of variable consideration to include in the transaction price and determining the timing of revenue recognition for separate performance obligations.
Policy Elections and Practical Expedients Taken
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
Variable Consideration
We include an estimate of variable consideration in the calculation of the transaction price at the time of sale, when control of the Components transfers to the customer. Variable consideration includes but is not limited to rebates, chargebacks, consideration payable to customers such as specialty distributor and wholesaler fees, product returns provision, prompt payment discounts, and various other promotional or incentive arrangements. We classify our provisions related to variable consideration as a reduction of accounts receivable when we are not required to make a payment or as a liability when we are required to make a payment.
Rebates
We are subject to rebates on pricing programs with managed care organizations, such as pharmacy benefit managers, governmental and third-party commercial payors, primarily in the U.S. We estimate provisions for rebates based on contractual arrangements, estimates of products sold subject to rebate, known events or trends and channel inventory data.
Chargebacks
We participate in chargeback programs, primarily with government entities in the U.S., under which pricing on products below negotiated list prices is provided to participating entities and equal to the difference between their acquisition cost and the lower negotiated price. We estimate provisions for chargebacks primarily based on historical experience on a product and program basis, current contract prices under the chargeback programs and channel inventory data.
Consideration Payable to the Customer
We pay administrative and service fees to certain of our distributors based on a fixed percentage of the product price. These fees are not in exchange for a distinct good or service and therefore are recognized as a reduction of the transaction price. We accrue for these fees based on actual net sales and contractual fee rates negotiated with the customer.
Product Returns
In accordance with the terms of their distribution agreements, most distributors do not have rights of return outside of our limited warranty. The distributors typically have a limited time frame to notify us of any missing, damaged, defective or non-conforming products. We generally provide a “30-day money back guarantee” program whereby first-time end-user customers may return Reusable Hardware. We estimate our product returns provision principally based on historical experience by applying a historical return rate to the amounts of revenue estimated to be subject to returns. Additionally, we consider other specific factors such as estimated shelf life of inventory in the distribution channel and changes to customer terms.
Prompt Payment Discounts
We provide customers with prompt payment discounts which may result in adjustments to the price that is invoiced for the product transferred, in the case that payments are made within a defined period. We estimate prompt payment discount accruals based on actual net sales and contractual discount rates.
Various Other Promotional or Incentive Arrangements
Other promotional or incentive arrangements are periodically offered to customers, including but not limited to co-payment assistance we provide to patients with commercial insurance, promotional programs related to the launch of products or other targeted promotions. We record a provision for the incentive earned based on the number of estimated claims and our estimate of the cost per claim related to product sales that we have recognized as revenue.
Revenue Recognition
The timing of revenue recognition is based on the satisfaction of performance obligations. Substantially all of the performance obligations associated with our Components are satisfied at a point in time, which typically occurs at shipment of our products. Terms of direct and distributor orders are generally Freight on Board (FOB) shipping point for U.S. orders or Free Carrier (FCA) shipping point for international orders. For certain sales transactions, control transfers at delivery of the product to the customer.
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
Accounts receivable as of December 31, 2020 included unbilled accounts receivable of $10.4 million. Unbilled accounts receivable consists of revenue recognized for Components we have delivered but not yet invoiced to customers. We expect to invoice and collect all unbilled accounts receivable within twelve months.

We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation.
Our performance obligations are generally satisfied within 12 months of the initial contract date. The deferred revenue balances related to performance obligations that will be satisfied after 12 months was $8.2 million as of December 31, 2020 and $2.1 million as of December 31, 2019. These balances are included in other long-term liabilities in our consolidated balance sheets. Revenue recognized in the period from performance obligations satisfied in previous periods was not material for the periods presented.
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

Advertising Costs

We expense costs to produce advertising as we incur them whereas costs to communicate advertising are expensed when the advertising is first run. Advertising costs are included in selling, general and administrative expenses. Advertising expense was $76.5 million, $33.1 million and $24.0 million for the twelve months ended December 31, 2020, 2019 and 2018, respectively.

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
We value time-based Restricted Stock Units or RSUs at the date of grant using the intrinsic value method. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals.
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
Potentially dilutive common shares consist of shares issuable from stock options, restricted stock units, warrants, and our senior convertible notes. Potentially dilutive common shares issuable upon vesting of stock options and restricted stock units and exercise of warrants are determined using the average share price for each period under the treasury stock method. Potentially dilutive common shares issuable upon conversion of our senior convertible notes are determined using the if-converted method. In periods of net losses, we exclude all potentially dilutive common shares from the computation of the diluted net loss per share for those periods as the effect would be anti-dilutive.
The following table sets forth the computation of basic and diluted net income (loss) per share for the periods shown.

	Twelve Months Ended December 31,
(In millions)	2020	2019	2018
Net income (loss)	$493.6	$101.1	$(127.1)

Net income (loss) per common share
Basic	$5.23	$1.11	$(1.44)
Diluted	$5.06	$1.10	$(1.44)

Basic weighted average shares outstanding	94.4	91.1	88.2
Dilutive potential common stock outstanding:
Stock options and employee stock purchase plan	—	—	—
Restricted stock units	1.0	1.2	—
Warrants	2.1	—	—
Senior convertible notes	—	—	—
Diluted weighted average shares outstanding	97.5	92.3	88.2
Outstanding anti-dilutive securities not included in the diluted net income (loss) per share attributable to common stockholders calculations were as follows:

	Twelve Months Ended December 31,
(In millions)	2020	2019	2018
Stock options	—	—	0.1
Restricted stock units	—	0.2	2.7
Warrants	—	5.2	5.2
Senior convertible notes	7.2	9.2	9.2
Total	7.2	14.6	17.2

Recent Accounting Guidance
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods, and early adoption is permitted. Our adoption of ASU 2016-13 at the beginning of the first quarter of 2020 did not have a significant impact on our consolidated financial statements. In addition, the outbreak of the novel strain of coronavirus, SARS-CoV-2 (“COVID-19”), has not had a significant impact on our expected credit losses or our consolidated financial statements during 2020. We are continuing to monitor the impact of COVID-19 on expected credit losses.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. Our adoption of ASU 2017-04 at the beginning of the first quarter of 2020 did not have a significant impact on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public business entities will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. ASU 2018-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. Our adoption of ASU 2018-13 at the beginning of the first quarter of 2020 did not have a significant impact on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-15). This new guidance requires a customer in a cloud computing arrangement to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU 2018-15 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. Application of this guidance can be applied either prospectively or retrospectively. We adopted the new standard on January 1, 2020 on a prospective basis. Our adoption of ASU 2018-15 at the beginning of the first quarter of 2020 did not have a significant impact on our consolidated financial statements.
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
In consideration of Verily’s performance of its obligations under the joint development plan of the Restated Collaboration Agreement, the licenses granted to us and the amendment of the original agreement, we have made upfront and incentive payments and we will make potential future milestone payments upon the achievement of certain goals. In the fourth quarter of 2018, we made an initial payment of $250.0 million through the issuance of 1,840,943 shares of our common stock. We recorded a $217.7 million charge in our consolidated statements of operations during 2018 relating to the issuance of this common stock because this milestone payment did not meet the capitalization criteria. The amount of the charge was based on our closing stock price of $118.28 per share on December 28, 2018, the date on which we obtained the necessary regulatory approvals and the transaction closed. During 2020 we made no incentive payments, while in 2019 we made incentive payments of $3.2 million due to the completion of certain development obligations and we recorded these payments as research and development expense in our consolidated statements of operations. Additional milestone payments of up to a total of $275.0 million may become due and payable by us upon the achievement of future development, product regulatory approval and revenue milestones. These payments may be paid in cash or shares of our common stock, at our election. If we elect to make all $275.0 million of these payments in shares, we will issue a total of 2,025,036 shares of our common stock, based on the volume weighted average trading price during the 15 consecutive days ending on the date of the Restated Collaboration Agreement. Alternatively, if we elect to make all $275.0 million of these payments in cash, any such cash payment would be equal to the number of shares that would otherwise be issued for the given milestone payment multiplied by the value of our stock on the date the relevant milestone is achieved, adjusted for stock splits, dividends, and the like.
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
The following table summarizes financial assets that we measured at fair value on a recurring basis as of December 31, 2020, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$491.5	$150.0	$—	$641.5

Debt securities, available for sale:
U.S. government agencies	—	1,570.4	—	1,570.4
Commercial paper	—	258.8	—	258.8
Corporate debt	—	60.9	—	60.9
Total debt securities, available for sale	—	1,890.1	—	1,890.1

Other assets (1)	3.4	—	—	3.4

Total assets measured at fair value on a recurring basis	$494.9	$2,040.1	$—	$2,535.0
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
There were no transfers between Level 1 and Level 2 securities during the years ended December 31, 2020 and 2019. There were no transfers into or out of Level 3 securities during the years ended December 31, 2020 and 2019.

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
Fair Value of Senior Convertible Notes
The fair value, based on trading prices (Level 1), of our senior convertible notes were as follows as of the dates indicated:

	Fair Value Measurements Using Level 1
(In millions)	December 31, 2020		December 31, 2019
Senior Convertible Notes due 2022	*	*	$890.8
Senior Convertible Notes due 2023	$1,936.4		1,260.0
Senior Convertible Notes due 2025	1,219.2		*
Total fair value of outstanding senior convertible notes	$3,155.6		$2,150.8
*Not applicable as no notes were outstanding at this date.
For more information on the carrying values of our senior convertible notes, see Note 5, “Debt.”
Foreign Currency and Derivative Financial Instruments
From time to time we engage in hedging transactions to reduce foreign currency risks. The fair values of these derivatives are based on quoted market prices, which are Level 1 inputs, and the derivative instruments are recorded in current assets or current liabilities in our consolidated balance sheets consistent with the nature of the instrument at period end. Derivative gains and losses are included in interest and other income, net in our consolidated statements of operations.
As of December 31, 2020 and December 31, 2019, notional amounts of $48.0 million and $8.0 million, respectively, were outstanding to hedge certain foreign currency risk. The resulting impact on our consolidated financial statements from currency hedging activities was not significant for the twelve months ended December 31, 2020, 2019 and 2018.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
In accordance with authoritative guidance, we measure certain non-financial assets and liabilities at fair value on a non-recurring basis. These measurements are usually performed using the discounted cash flow method or cost method and Level 3 inputs. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets, and property and equipment, are measured at fair value when there are indicators of impairment and are recorded at fair value only when any impairment is recognized. We recorded no significant impairment losses during the twelve months ended December 31, 2020, 2019 and 2018.

4. Balance Sheet Details

Short-Term Marketable Securities
Short-term marketable securities, consisting of debt securities, were as follows as of the dates indicated:

	December 31, 2020
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available for sale:
U.S. government agencies	$1,570.4	$0.1	$(0.1)	$1,570.4
Commercial paper	258.7	0.1	—	258.8
Corporate debt	60.9	—	—	60.9
Total debt securities, available for sale	$1,890.0	$0.2	$(0.1)	$1,890.1

	December 31, 2019
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available for sale:
U.S. government agencies	$675.6	$0.4	$—	$676.0
Commercial paper	248.1	0.1	—	248.2
Corporate debt	163.0	—	(0.1)	162.9
Total debt securities, available for sale	$1,086.7	$0.5	$(0.1)	$1,087.1
As of December 31, 2020 and 2019, all of our debt securities had contractual maturities of less than twelve months. Gross realized gains and losses on sales of our debt securities for the twelve months ended December 31, 2020, 2019 and 2018 were not significant.
We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities at December 31, 2020 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.
The following table reconciles the net gain recognized on marketable equity securities during the twelve months ended December 31, 2020, 2019 and 2018 to the unrealized gain recognized during those periods on equity securities still held at the reporting dates.

	Twelve Months Ended December 31,
(In millions)	2020	2019	2018
Net gains and losses recognized during the period on equity securities	$—	$(4.2)	$80.1
Less: Net gains and losses recognized during the period on equity securities sold during the period	—	4.2	(44.1)
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$—	$—	$36.0

Accounts Receivable

	December 31,
(In millions)	2020	2019
Accounts receivable	$435.7	$292.1
Less allowance for doubtful accounts	(7.2)	(5.8)
Total accounts receivable, net	$428.5	$286.3

Inventory

	December 31,
(In millions)	2020	2019
Raw materials	$69.9	$64.9
Work-in-process	14.2	11.1
Finished goods	150.6	43.8
Total inventory	$234.7	$119.8
During the twelve months ended December 31, 2020 and 2019, we recorded excess and obsolete inventory charges of $24.4 million and $14.1 million, respectively, in cost of sales as a result of our ongoing assessment of sales demand, inventory on hand for each product and the continuous improvement and innovation of our products. During the twelve months ended December 31, 2018, we recorded excess and obsolete inventory charges of $7.3 million in cost of sales primarily as a result of the approval and launch of our G6 system and our ongoing assessment of sales demand and the continuous improvement and innovation of our products.

Property and Equipment

	December 31,
(In millions)	2020	2019
Land (1)	$15.6	$—
Building (1)	49.2	15.5
Furniture and fixtures	15.3	12.8
Computer software and hardware	35.7	32.7
Machinery and equipment	198.9	130.2
Leasehold improvements	135.8	102.5
Construction in progress	219.0	132.6
Total cost	669.5	426.3
Less accumulated depreciation and amortization	(154.2)	(105.0)
Total property and equipment, net	$515.3	$321.3
(1) Represents our finance lease right-of-use assets.
Depreciation expense related to property and equipment for the twelve months ended December 31, 2020, 2019 and 2018 was $64.0 million, $46.9 million, and $28.6 million, respectively.
Loss on disposal of property and equipment during the twelve months ended December 31, 2020, 2019 and 2018 recorded in operating expenses was $13.6 million, $10.5 million and $5.4 million, respectively.

Accounts Payable and Accrued Liabilities

	December 31,
(In millions)	2020	2019
Accounts payable trade	$163.3	$102.3
Accrued tax, audit, and legal fees	15.3	14.0
Accrued rebates	247.0	93.3
Accrued warranty	11.7	7.4
Other accrued liabilities	43.8	39.4
Total accounts payable and accrued liabilities	$481.1	$256.4

Accrued Warranty
Warranty costs are reflected in our statements of operations as cost of sales. Reconciliations of our accrued warranty costs for the twelve months ended December 31, 2020 and 2019 were as follows:

	Twelve Months Ended December 31,
(In millions)	2020	2019
Beginning balance	$7.4	$6.8
Charges to costs and expenses	41.3	32.7
Costs incurred	(37.0)	(32.1)
Ending balance	$11.7	$7.4

Other Long-Term Liabilities

	December 31,
(In millions)	2020	2019
Finance lease obligations	$54.0	$14.4
Contractual obligations	12.6	—
Other liabilities	14.3	5.7
Total other liabilities	$80.9	$20.1

5. Debt

Senior Convertible Notes
The carrying amounts of our senior convertible notes were as follows as of the dates indicated:

	December 31,
(Dollars in millions)	2020	2019
Principal amount:
Senior Convertible Notes due 2022	$—	$400.0
Senior Convertible Notes due 2023	850.0	850.0
Senior Convertible Notes due 2025	1,207.5	—
Total principal amount	2,057.5	1,250.0
Unamortized debt discount	(371.1)	(177.2)
Unamortized debt issuance costs	(19.2)	(13.1)
Carrying amount of liability component	$1,667.2	$1,059.7

Carrying value of equity component	$461.0	$242.2

Remaining amortization period of debt discount on the liability component:
Senior Convertible Notes due 2022	*	2.5 years
Senior Convertible Notes due 2023	2.9 years	4.0 years
Senior Convertible Notes due 2025	4.9 years	*
* Not applicable as no notes were outstanding at this date.
For our senior convertible notes for which the if-converted value exceeded the principal amount, the amount in excess of principal is as follows as of the dates indicated:

	December 31,
(In millions)	2020	2019
Senior Convertible Notes due 2022	*	$486.2
Senior Convertible Notes due 2023	1,077.5	372.4
Total by which the notes’ if-converted value exceeds their principal amount	$1,077.5	$858.6
* Not applicable as no notes were outstanding at this date.

The following table summarizes the components of interest expense and the effective interest rates for each of our senior convertible notes for the periods shown.

(Dollars in millions)	Twelve Months Ended December 31,
	2020	2019	2018
Cash interest expense:
Contractual coupon interest (1)	$9.3	$9.3	$3.5
Non-cash interest expense:
Accretion of debt discount	68.6	45.8	16.0
Amortization of debt issuance costs	4.0	3.7	1.8
Total interest expense recognized on senior notes	$81.9	$58.8	$21.3

Effective interest rates:
Senior Convertible Notes due 2022 (2)	5.1%	5.1%	5.1%
Senior Convertible Notes due 2023	5.6%	5.6%	5.6%
Senior Convertible Notes due 2025	5.5%	*	*
(1) Interest on the 2022 Notes began accruing upon issuance and was payable semi-annually on May 15 and November 15 of each year. Interest on the 2023 Notes began accruing upon issuance and is payable semi-annually on June 1 and December 1 of each year. Interest on the 2025 Notes began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year.
(2) The effective interest rate presented represents the rate applicable for the period outstanding. The Senior Convertible Notes due 2022 were fully redeemed by July 31, 2020, as described below.
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
Since upon conversion by the holders we could elect to settle such conversion in shares of our common stock, cash, or a combination thereof, we accounted for the cash conversion option as an equity instrument classified to stockholders’ equity. As a result, we recognized $70.6 million in additional paid-in-capital, net of debt issuance costs, during 2017.
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
(3)if we called any or all of the Notes for redemption, at any time prior to the close on business on the scheduled trading day immediately preceding the redemption date; or
(4)upon the occurrence of specified corporate transactions.
 On or after February 15, 2022, until 5:00 p.m., New York City time, on the business day immediately preceding the maturity date, holders of the 2022 Notes could convert all or a portion of their notes regardless of the foregoing circumstances.
Circumstance (1) listed above occurred during the quarters ended December 31, 2019 and March 31, 2020. As a result, the 2022 Notes became convertible at the option of the holder from January 1, 2020 through June 30, 2020. On June 29, 2020, Dexcom issued a notice of redemption to the holders of its outstanding 2022 Notes which is described below.
Conversion Rights at Our Option
On or after May 15, 2020, Dexcom could redeem for cash all or part of the 2022 Notes, at its option, if the last reported sale price of our common stock had been at least 140% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which Dexcom provided notice of redemption. The redemption price would be equal to 100% of the principal amount of the 2022 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.
Repurchase, Conversion, and Redemption of 2022 Notes
In May 2020, we used approximately $282.6 million of the net proceeds from the 2025 Notes offering described below and issued 1,953,067 shares of Dexcom common stock to repurchase $260.0 million principal amount outstanding of the 2022 Notes and the associated conversion feature of the repurchased notes (which was recorded in additional paid-in capital). In addition, holders of 2022 Notes with a principal amount of $140.0 million exercised their option to convert their 2022 Notes during the twelve months ended December 31, 2020. We settled these conversions by issuing 1,412,497 shares of our common stock. As a result of the repurchase and conversions of the 2022 Notes, we recorded a loss on extinguishment of debt of $5.9 million for the twelve months ended December 31, 2020. The loss on extinguishment of debt included the unamortized debt issuance costs for the 2022 Notes.
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
Since upon conversion by the holders we may elect to settle such conversion in shares of our common stock, cash, or a combination thereof, we accounted for the cash conversion option as an equity instrument classified to stockholders’ equity. As a result, we recognized $171.6 million in additional paid-in capital, net of debt issuance costs, during 2018.
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
Circumstance (1) listed above occurred during the quarters ended December 31, 2019, March 1, 2020, June 30, 2020, and September 30, 2020. As a result, the 2023 Notes were convertible at the option of the holder from January 1, 2020 through December 31, 2020; actual conversions during that period were not significant. Circumstance (1) listed above also occurred during the quarter ended December 31, 2020 and as a result, the 2023 Notes will be convertible at the option of the holder from January 1, 2021 through March 31, 2021.
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
Since upon conversion by the holders we may elect to settle such conversion in shares of our common stock, cash, or a combination thereof, we accounted for the cash conversion option as an equity instrument classified to stockholders’ equity. As a result, we recognized $289.4 million in additional paid-in-capital, net of debt issuance costs, during 2020.
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
Information related to availability and outstanding borrowings on our Credit Agreement is as follows as of the date indicated:

December 31,
(In millions)	2020
Available principal amount	$200.0
Letters of credit sub-facility	10.0
Outstanding borrowings	—
Outstanding letters of credit	6.3
Total available balance	$193.7
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
Our obligations under the Credit Agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of Dexcom and the guarantors, including all or a portion of the equity interests of our domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge). The Credit Agreement contains covenants that limit certain indebtedness, liens, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents, and sale and leaseback transactions of Dexcom or any of its domestic subsidiaries. The Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of December 31, 2020.

6. Leases And Other Commitments

Leases
We lease office, manufacturing and warehouse space facilities under various domestic and international non-cancellable operating lease arrangements that expire at various times through December 2030. We also have one land lease that expires in 2080. Certain of our leases have renewal options which allow us to extend the lease term typically between three and five years per option and some of our leases have multiple options to extend. The remaining lease terms of our leases range from less than one year to approximately twenty years and represent the non-cancellable periods of the leases, including extension options that we determined are reasonably certain to be exercised. Leases are classified as operating or financing at lease commencement.
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
In addition, as a result of our adoption of ASC 842 we recorded operating lease right-of-use assets of $26.7 million, finance lease right-of-use assets of $15.3 million, operating lease liabilities of $40.4 million and finance lease liabilities of $15.9 million in our consolidated balance sheets at the beginning of the first quarter of 2019, with no material impact to our consolidated statements of operations.
Operating lease right-of-use assets and lease liabilities are presented separately in our consolidated balance sheets. Finance lease right-of-use assets are included in property and equipment and finance lease liabilities are included in accounts payable and accrued liabilities and in other long-term liabilities in our consolidated balance sheets.
As of December 31, 2020, the maturities of our operating and finance lease liabilities were as shown in the table below:

(In millions)	Operating Leases	Finance Leases
2020	$21.2	$10.7
2021	22.1	4.2
2022	22.4	4.3
2023	20.8	4.5
2024	20.0	4.6
Thereafter	32.0	68.7
Total future lease cost (1)	138.5	97.0
Less: Imputed interest	(20.2)	(34.2)
Present value of future payments	118.3	62.8
Less: Current portion	(16.5)	(8.8)
Long-term portion	$101.8	$54.0
(1) Total future lease cost excludes $16.3 million of legally binding minimum lease payments for leases signed but not yet commenced.
Certain lease agreements require us to return designated areas of leased space to its original condition upon termination of the lease agreement, for which we record an asset retirement obligation and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. In subsequent periods, the asset retirement obligation is accreted for the change in its present value and the capitalized asset is depreciated, both over the term of the associated lease agreement. Asset retirement obligations of $4.5 million and $2.6 million as of December 31, 2020 and 2019, respectively, are included under “Other long-term liabilities” in our consolidated balance sheets.

The components of lease expense for the twelve months ended December 31, 2020 and 2019 were as follows:

	Twelve Months Ended December 31,
(In millions)	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$2.0	$1.1
Interest on lease liabilities	1.9	0.8
Operating lease cost	18.4	12.2
Short-term lease cost (1)	1.3	3.5
Variable lease cost (2)	4.2	3.9
Total lease cost	$27.8	$21.5
(1) Short-term lease cost is primarily related to temporary office space associated with the transition of certain operations to the Philippines.
(2) Variable lease costs are primarily related to common area maintenance charges and property taxes.
Prior to January 1, 2019, we recorded operating lease rent expense under ASC 840 on a straight-line basis over the non-cancellable lease term. Rent expense for the twelve months ended December 31, 2018 was $12.5 million.
Other information related to leases was as shown in the table below. All figures include the leases recorded at the beginning of the first quarter of 2019 as a result of our adoption of ASC 842.

	Twelve Months Ended December 31,
(Dollars in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18.3	$14.3
Operating cash flows from finance leases	0.7	0.8
Financing cash flows from finance leases	8.5	0.5
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	33.5	80.6
Finance leases	$41.7	$15.5
Weighted average remaining lease term:
Operating leases	6.1 years	6.2 years
Finance leases	23.3 years	13.3 years
Weighted average discount rate:
Operating leases	5.0%	5.0%
Finance leases	5.2%	5.0%
Amortization of operating lease right-of-use asset included in cash flows from operating activities in our consolidated statements of cash flows was $12.4 million for the twelve months ended December 31, 2020 and $9.1 million for the twelve months ended December 31, 2019.

Purchase Commitments
We are party to various purchase arrangements related to our manufacturing and research and development activities. As of December 31, 2020, we had approximately $335.6 million of open purchase orders and contractual obligations in the ordinary course of business, the majority of which are due within one year.

7. Contingencies

Litigation
We are subject to various claims, complaints and legal actions that arise from time to time in the normal course of business, including commercial insurance, product liability, intellectual property and employment related matters. In addition, from time to time we may bring claims or initiate lawsuits against various third parties with respect to matters arising out of the ordinary course of our business, including commercial and employment related matters. We do not believe we are party to any currently pending legal proceedings, the outcome of which could have a material adverse effect on our business, financial condition or results of operations. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, financial condition or results of operations.

8. Income Taxes
Income (loss) before income taxes subject to taxes in the following jurisdictions is as follows:

	Twelve Months Ended December 31,
(In millions)	2020	2019	2018
United States	$270.7	$119.1	$(28.3)
Outside of the United States	(45.7)	(14.9)	(98.2)
Total	$225.0	$104.2	$(126.5)
Significant components of the provision for income taxes are as follows:

	Twelve Months Ended December 31,
(In millions)	2020	2019	2018
Current:
Federal	$—	$—	$—
State	6.1	1.0	2.7
Foreign	2.6	1.9	0.1
Total current income taxes	8.7	2.9	2.8
Deferred:
Federal	(198.8)	—	(1.7)
State	(51.4)	—	(0.5)
Foreign	(27.1)	0.2	—
Total deferred income taxes	(277.3)	0.2	(2.2)
Total	$(268.6)	$3.1	$0.6

Significant loss and tax credit carryforwards and years of expiration are as follows:

	December 31,		Year of Expiration
(In millions)	2020	2019
Net Operating Loss:
Federal	$169.1	$438.8	2027
California	236.3	235.3	2029
Other States	36.1	88.8	2030
UK	113.2	124.1	Indefinite

Tax Credits:
Federal	73.1	54.4	2026
California	$66.2	$52.7	Indefinite
On June 29, 2020, California’s Governor Newsom signed AB 85 into law, suspending California net operating loss utilization and imposing a $5.0 million cap on the amount of business incentive tax credits companies can utilize, effective for tax years 2020 through 2022. As a result of the legislation, we are utilizing $2.4 million of California research and development credits for the tax year ended December 31, 2020.
Utilization of net operating losses and credit carryforwards is subject to an annual limitation due to ownership change limitations provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. An ownership change limitation occurred as a result of the stock offering completed in February 2009. The limitation will result in approximately $1.9 million of U.S. research and development tax credits that will expire unused. The related deferred tax assets have been removed from the components of our deferred tax assets as summarized in the table below. The tax benefits related to the remaining federal and state net operating losses and tax credit carryforwards may be further limited or lost if future cumulative changes in ownership exceed 50% within any three-year period.
Significant components of our deferred tax assets and liabilities as of December 31, 2020 and 2019 are shown below. Significant judgment is required to evaluate the need for a valuation allowance against deferred tax assets. We review all available positive and negative evidence, including projections of pre-tax book income, earnings history, reliability of forecasting, and reversal of temporary differences. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon future earnings in applicable tax jurisdictions. Prior to 2020, due to our U.S. operating losses and earnings volatility in previous years, which did not allow sustainable profitability, we had established and maintained a full valuation allowance on our deferred tax assets. In 2020, we achieved three years of cumulative income. We analyzed both positive and negative evidence, and as a result, we released our valuation allowance on our deferred tax assets, with the exception of our California research and development tax credits and certain foreign intangible assets, as it is more likely than not that those deferred tax assets will not be realized.

	December 31,
(In millions)	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$69.2	$127.4
Capitalized research and development expenses	53.6	57.1
Tax credits	101.1	78.6
Share-based compensation	13.0	10.9
Fixed and intangible assets	16.9	14.0
Accrued liabilities and reserves	110.3	62.0
Convertible debt	—	1.7
Total gross deferred tax assets	364.1	351.7
Less: valuation allowance	(55.5)	(332.2)
Total net deferred tax assets	308.6	19.5
Deferred tax liabilities:
Fixed assets and acquired intangibles assets	(36.3)	(19.6)
Convertible debt discount	(55.9)	—
Total deferred tax liabilities	(92.2)	(19.6)
Net deferred tax assets (liabilities)	$216.4	$(0.1)
We released $287.2 million of valuation allowance related to our deferred tax assets, of which $285.5 million was recorded to income tax benefit and $1.7 million was recorded to additional paid-in capital. We maintain a valuation allowance of $55.5 million against our California research and development tax credits and certain foreign intangible assets.
The reconciliation between our effective tax rate on income (loss) from continuing operations and the statutory rate is as follows:

	Twelve Months Ended December 31,
(In millions)	2020	2019	2018
U.S. federal statutory tax rate	$47.3	$21.9	$(26.6)
State income tax, net of federal benefit	3.2	(2.3)	(5.5)
Permanent items	13.1	1.0	1.3
Research and development credits	(24.4)	(10.8)	(11.7)
Foreign rate differential	(0.1)	5.6	3.7
Stock and officers compensation	(28.7)	(14.7)	(5.1)
Change in statutory tax rates	(4.1)	—	—
Impact of adoption of ASU 2016-16	—	—	(13.3)
Impact of Tax Cuts and Jobs Act of 2017	—	—	(0.4)
Other	0.1	(1.0)	1.3
Change in valuation allowance	(275.0)	3.4	56.9
Income taxes at effective rates	$(268.6)	$3.1	$0.6
On June 22, 2020, the Supreme Court effectively resolved the Altera Corp. v. Commissioner case when it denied its petition to hear the case. Altera Corp. argued that the Treasury Department’s regulation requiring related companies to share the cost of stock-based employee compensation is arbitrary, and thus invalid. The denial to hear the case supports that related companies should share in the cost of stock-based employee compensation. Pursuant to an Altera clause in our cost-sharing agreement, we recalculated and retroactively billed stock-based compensation for years 2016-2020, resulting in an additional $32.0 million cost-share payment.
The 2017 Tax Cuts and Jobs Act included provisions for tax on Global Intangible Low-taxed Income (“GILTI”) effective for tax years of foreign corporations beginning after December 31, 2017. We have elected to account for GILTI in the period the tax is incurred.

The following table summarizes the activity related to our gross unrecognized tax benefits:

(In millions)
Balance at January 1, 2018	$22.8
Decreases related to prior year tax positions	(0.3)
Increases related to current year tax positions	3.4
Decrease related to Tax Cuts and Jobs Act of 2017	—
Balance at December 31, 2018	25.9
Decreases related to prior year tax positions	(0.9)
Increases related to current year tax positions	4.5
Balance at December 31, 2019	29.5
Decreases related to prior year tax positions	(0.9)
Increases related to current year tax positions	8.0
Balance at December 31, 2020	$36.6
Of the total unrecognized tax benefits at December 31, 2020, 2019, and 2018, $23.5 million, $0, and $0, respectively, would reduce our annual effective tax rate if recognized. Interest and penalties are classified as a component of income tax expense and were not material for any period presented.
We conduct business globally and consequently file income tax returns and are subject to routine compliance audits in numerous jurisdictions including those material jurisdictions listed in the following table. We are currently under a routine examination by the Federal Central Office in Germany for fiscal years 2016-2018. We do not expect any material adjustments as a result of this audit. The U.S. net operating losses generated since 1999 and utilized in recent years are open for examination. The years remaining subject to audit, by major jurisdiction, are as follows:

Jurisdiction	Fiscal Year
United States (Federal and state)	1999 - 2020
Germany	2016 - 2020
United Kingdom	2017 - 2020
Canada	2015 - 2020
We operate under a tax holiday in the Philippines, which is effective through December 31, 2023, and may be extended for another three years if certain additional requirements are satisfied. The tax holiday is conditional upon remaining in good standing, committing no violation of PEZA Rules and Regulations, pertinent circulars and directives. The impact of this tax holiday decreased foreign taxes by $0.1 million in 2020. We have been granted an investment tax allowance incentive by the Malaysian Investment Development Authority (MIDA) in Malaysia, which is effective through December 31, 2025. The tax incentive had no effect on foreign taxes during 2020.
We have approximately $1.4 million of undistributed earnings attributable to operations in our controlled foreign corporations as of December 31, 2020. We assert that any foreign earnings will be indefinitely reinvested. Accordingly, we have not recorded a liability for taxes associated with any future distributions of these undistributed earnings as any distribution would be immaterial.

9. Employee Benefit Plans and Stockholders’ Equity
401(k) Plan
We have a defined contribution 401(k) retirement plan (the 401(k) Plan) covering substantially all employees in the United States that meet certain age requirements. Employees who participate in the 401(k) Plan may contribute up to 75% of their compensation each year, subject to Internal Revenue Service limitations and the terms and conditions of the plan. Under the terms of the 401(k) Plan, we may elect to match a discretionary percentage of contributions. We match 50% of contributions up to 5% of annual compensation. Total matching contributions were $6.7 million and $4.8 million for the twelve months ended December 31, 2020, and 2019, respectively.
Employee Stock Purchase Plan, or ESPP
Under the 2015 Employee Stock Purchase Plan (the 2015 ESPP), amended in December 2019, eligible employees can purchase shares of our common stock at semi-annual intervals through periodic payroll deductions during defined Offering

Periods. A total of up to 1.5 million shares may be issued under the 2015 ESPP and it expires upon the earliest to occur of (a) termination of the 2015 ESPP by our board of directors, (b) issuance of all of the shares of common stock reserved for issuance under the plan, or (c) May 28, 2025.
Payroll deductions may not exceed 10% of the participant’s cash compensation subject to certain limitations, and the purchase price will not be less than 85% of the lower of the fair market value of the common stock at either the beginning of the applicable Offering Period or the Purchase Date.
We issued 89,194 and 150,408 and 189,904 shares of common stock under the 2015 ESPP during the twelve months ended December 31, 2020, 2019 and 2018, respectively.
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
We issue new shares of common stock to satisfy RSU vesting under our employee equity incentive plans. We have not yet determined the ultimate disposition of the 0.8 million shares that we repurchased in 2018, and consequently we continue to hold them as treasury shares rather than retiring them. No shares of our common stock were repurchased during 2019 or 2020.
Stock Options
We have not granted any stock options since 2010. As of December 31, 2020, we have no stock options outstanding.
The total intrinsic value of stock options exercised as of the date of exercise was as follows:

	Twelve Months Ended December 31,
(In millions)	2020	2019	2018
Intrinsic value of options exercised	$7.9	$7.4	$30.0

Restricted Stock Units (RSUs)
RSU awards typically vest annually over three or four years and vesting is subject to continued services. A summary of our RSU activity for the twelve months ended December 31, 2020, 2019 and 2018 is as follows:

(In millions except weighted average grant date fair value)	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at December 31, 2017	2.7	$70.68
Granted	1.7	66.07
Vested	(1.4)	68.44
Forfeited	(0.3)	68.56
Nonvested at December 31, 2018	2.7	69.19	$319.0
Granted	0.7	144.37
Vested	(1.4)	69.45
Forfeited	(0.2)	83.45
Nonvested at December 31, 2019	1.8	96.63	392.0
Granted	0.5	300.36
Vested	(1.0)	92.07
Forfeited	(0.1)	137.44
Nonvested at December 31, 2020	1.2	$183.51	$430.6
The total vest-date fair value of RSUs vested was $331.8 million, $207.2 million and $120.9 million for the twelve months ended December 31, 2020, 2019 and 2018, respectively.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance were as follows as of the dated indicated:

	December 31,
(In millions)	2020	2019
Stock awards under our plans:
Unvested restricted stock units	1.2	1.8
Reserved for future grant	4.5	4.9
Employee Stock Purchase Plan	0.8	0.9
Total	6.5	7.6
Share-based Compensation
The following table summarizes share-based compensation expense related to restricted stock units and employee stock purchases under the ESPP for the twelve months ended December 31, 2020, 2019 and 2018:

	Twelve Months Ended December 31,
(In millions)	2020	2019	2018
Cost of sales	$14.6	$9.0	$9.2
Research and development	37.8	33.5	33.0
Selling, general and administrative	67.0	60.2	59.7
Total share-based compensation expense	$119.4	$102.7	$101.9
We estimate the fair value of ESPP purchase rights on the date of grant using the Black-Scholes option pricing model and the assumptions below for the specified reporting periods.

	Twelve Months Ended December 31,
	2020	2019	2018
Risk free interest rate	0.13 - 0.95	1.72 - 2.55	1.55 - 2.25
Dividend yield	—%	—%	—%
Expected volatility of Dexcom common stock	0.51 - 0.63	0.40 - 0.51	0.50 - 0.67
Expected life (in years)	0.5	1	1
At December 31, 2020, unrecognized estimated compensation costs related to unvested restricted stock units and ESPP shares totaled $147.6 million and are expected to be recognized through 2024.

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
Revenues by geographic region
During the twelve months ended December 31, 2020, 2019 and 2018, no individual country outside the United States generated revenue that represented more than 10% of our total revenue. The table below sets forth revenues by our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the product. The majority of our long-lived assets are located in the United States.

	Twelve Months Ended December 31,
	2020		2019		2018
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
United States	$1,509.5	78%	$1,161.5	79%	$818.4	79%
Outside of the United States	417.2	22%	314.5	21%	213.2	21%
Total	$1,926.7	100%	$1,476.0	100%	$1,031.6	100%

Revenues by customer sales channel
The following table sets forth revenues by major sales channel for the twelve months ended December 31, 2020, 2019 and 2018:

	Twelve Months Ended December 31,
	2020		2019		2018
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Distributor	$1,437.6	75%	$1,011.6	69%	$652.9	63%
Direct	489.1	25%	464.4	31%	378.7	37%
Total	$1,926.7	100%	$1,476.0	100%	$1,031.6	100%

DexCom, Inc.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Allowance for doubtful accounts
Balance at December 31, 2017	$11.4
Provision for doubtful accounts	3.6
Write-offs and adjustments	(8.3)
Recoveries	0.5
Balance at December 31, 2018	$7.2

Allowance for doubtful accounts
Balance at December 31, 2018	$7.2
Provision for doubtful accounts	0.9
Write-offs and adjustments	(3.0)
Recoveries	0.7
Balance at December 31, 2019	$5.8

Allowance for doubtful accounts
Balance at December 31, 2019	$5.8
Provision for doubtful accounts	3.2
Write-offs and adjustments	(2.1)
Recoveries	0.3
Balance at December 31, 2020	$7.2