Form 10-Q
period 2021-03-31
DEXCOM INC
filed 2021-04-29
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
(Former name, former address, and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 22, 2021, there were 96,705,873 shares of the registrant’s common stock outstanding.

DexCom, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Consolidated Balance Sheets
(Unaudited)

(In millions, except par value data)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$733.8	$817.6
Short-term marketable securities	1,898.8	1,890.1
Accounts receivable, net	443.4	428.5
Inventory	289.7	234.7
Prepaid and other current assets	79.4	53.9
Total current assets	3,445.1	3,424.8
Property and equipment, net	589.9	515.3
Operating lease right-of-use assets	98.8	93.3
Goodwill	18.9	19.3
Deferred tax assets	216.7	216.4
Other assets	20.4	21.4
Total assets	$4,389.8	$4,290.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$502.6	$481.1
Accrued payroll and related expenses	81.4	114.3
Short-term operating lease liabilities	18.2	16.5
Deferred revenue	1.9	2.2
Total current liabilities	604.1	614.1
Long-term senior convertible notes	1,688.8	1,667.2
Long-term operating lease liabilities	111.3	101.8
Other long-term liabilities	82.4	80.9
Total liabilities	2,486.6	2,464.0
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 million shares authorized; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 200.0 million shares authorized; 97.5 million and 96.7 million shares issued and outstanding, respectively, at March 31, 2021; and 96.9 million and 96.1 million shares issued and outstanding, respectively, at December 31, 2020	0.1	0.1
Additional paid-in capital	2,162.0	2,125.3
Accumulated other comprehensive income	2.9	3.2
Accumulated deficit	(161.8)	(202.1)
Treasury stock, at cost; 0.8 million shares at March 31, 2021 and December 31, 2020	(100.0)	(100.0)
Total stockholders’ equity	1,903.2	1,826.5
Total liabilities and stockholders’ equity	$4,389.8	$4,290.5
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2021	2020
Revenues	$505.0	$405.1
Cost of sales	161.1	148.6
Gross profit	343.9	256.5
Operating expenses:
Research and development	109.4	73.1
Selling, general and administrative	188.6	149.8
Total operating expenses	298.0	222.9
Operating income	45.9	33.6
Interest expense	(24.8)	(15.4)
Interest and other income, net	0.1	4.2
Income before income taxes	21.2	22.4
Income tax expense (benefit)	(19.1)	2.5
Net income	$40.3	$19.9

Basic net income per share	$0.42	$0.22
Shares used to compute basic net income per share	96.3	91.8
Diluted net income per share	$0.41	$0.21
Shares used to compute diluted net income per share	99.4	94.1

See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Net income	$40.3	$19.9
Other comprehensive income (loss), net of tax:
Translation adjustments and other	(0.3)	(0.7)
Unrealized gain on marketable debt securities	—	2.1
Total other comprehensive income (loss), net of tax	(0.3)	1.4
Comprehensive income	$40.0	$21.3

See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2021
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	96.1	$0.1	$2,125.3	$3.2	$(202.1)	$(100.0)	$1,826.5
Issuance of common stock under equity incentive plans	0.6	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	—	—	8.7	—	—	—	8.7
Share-based compensation expense	—	—	28.0	—	—	—	28.0
Net income	—	—	—	—	40.3	—	40.3
Other comprehensive loss, net of tax	—	—	—	(0.3)	—	—	(0.3)
Balance at March 31, 2021	96.7	$0.1	$2,162.0	$2.9	$(161.8)	$(100.0)	$1,903.2

	Three Months Ended March 31, 2020
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	91.6	$0.1	$1,675.9	$2.3	$(695.7)	$(100.0)	$882.6
Issuance of common stock under equity incentive plans	0.7	—	0.3	—	—	—	0.3
Issuance of common stock for Employee Stock Purchase Plan	—	—	6.4	—	—	—	6.4
Share-based compensation expense	—	—	23.9	—	—	—	23.9
Net income	—	—	—	—	19.9	—	19.9
Other comprehensive income, net of tax	—	—	—	1.4	—	—	1.4
Balance at March 31, 2020	92.3	$0.1	$1,706.5	$3.7	$(675.8)	$(100.0)	$934.5

See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2021	2020
Operating activities
Net income	$40.3	$19.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	20.9	13.0
Share-based compensation	28.0	23.9
Non-cash interest expense	22.2	12.7
Deferred income taxes	(0.3)	—
Other non-cash income and expenses	8.0	0.1
Changes in operating assets and liabilities:
Accounts receivable, net	(14.9)	(14.7)
Inventory	(55.0)	(22.2)
Prepaid and other assets	(20.2)	(7.6)
Operating lease right-of-use assets and liabilities, net	0.7	(0.4)
Accounts payable and accrued liabilities	30.0	5.3
Accrued payroll and related expenses	(33.0)	(29.1)
Deferred revenue and other liabilities	1.1	1.0
Net cash provided by operating activities	27.8	1.9
Investing activities
Purchases of marketable securities	(802.0)	(365.8)
Proceeds from sale and maturity of marketable securities	790.0	530.0
Purchases of property and equipment	(99.7)	(33.2)
Other investing activities	(0.5)	(0.4)
Net cash provided by (used in) investing activities	(112.2)	130.6
Financing activities
Net proceeds from issuance of common stock	8.7	6.7
Other financing activities	(7.9)	(0.2)
Net cash provided by financing activities	0.8	6.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.4)	(0.5)
Increase (decrease) in cash, cash equivalents and restricted cash	(84.0)	138.5
Cash, cash equivalents and restricted cash, beginning of period	818.2	446.4
Cash, cash equivalents and restricted cash, end of period	$734.2	$584.9

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$733.8	$584.6
Restricted cash	0.4	0.3
Total cash, cash equivalents and restricted cash	$734.2	$584.9

Supplemental disclosure of non-cash investing and financing transactions:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$35.0	$19.6
Right-of-use assets obtained in exchange for operating lease liabilities	$9.9	$5.3
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
Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. We experience seasonality that is typical in our industry, with lower sales in the first quarter of each year compared to the fourth quarter of the previous year.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in the Annual Report on Form 10-K that we filed with the SEC on February 11, 2021.
These consolidated financial statements include the accounts of DexCom, Inc. and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
We determine the functional currencies of our international subsidiaries by reviewing the environment where each subsidiary primarily generates and expends cash. For international subsidiaries whose functional currencies are the local currencies, we translate the financial statements into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for each period for revenue, costs and expenses. We include translation-related adjustments in comprehensive income and in accumulated other comprehensive income in the equity section of our consolidated balance sheets. We record gains and losses resulting from transactions with customers and vendors that are denominated in currencies other than the functional currency and from certain intercompany transactions in interest and other income, net in our consolidated statements of operations.

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in our consolidated financial statements and the disclosures made in the accompanying notes. Areas requiring significant estimates include rebates, transaction price, the collectibility of accounts receivable, excess or obsolete inventories and the valuation of inventory, accruals for litigation contingencies, and the amount of our worldwide tax provision and the realizability of deferred tax assets. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.

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

Concentration of Credit Risk
Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term marketable securities, and accounts receivable. We limit our exposure to credit risk by placing our cash and investments with a few major financial institutions. We have also established guidelines regarding diversification of our investments and their maturities that are designed to maintain principal and maximize liquidity. We review these guidelines periodically and modify them to take advantage of trends in yields and interest rates and changes in our operations and financial position.

Revenue Recognition
We generate our revenue from the sale of disposable sensors and our reusable transmitter and receiver, collectively referred to as Reusable Hardware. We also refer to Reusable Hardware in this section as Components. We generally recognize revenue when control is transferred to our customers in an amount that reflects the net consideration to which we expect to be entitled.
In determining how revenue should be recognized, a five-step process is used, which includes identifying performance obligations in the contract, determining whether the performance obligations are separate, allocating the transaction price to each separate performance obligation, estimating the amount of variable consideration to include in the transaction price and determining the timing of revenue recognition for separate performance obligations.
Contracts and Performance Obligations
We consider customer purchase orders, which in most cases are governed by agreements with distributors or third-party payors, to be contracts with a customer. For each contract, we consider the obligation to transfer Components to the customer, each of which are distinct, to be separate performance obligations. We also provide free-of-charge software, mobile applications and updates for our Dexcom Share® remote monitoring system. The standalone selling prices of Dexcom Share® are estimated based on an expected cost plus a margin approach.
Transaction Price
Transaction price for the Components reflects the net consideration to which we expect to be entitled. Transaction price is typically based on the contracted rates less an estimate of claim denials and historical reimbursement experience by payor, which include current and future expectations regarding reimbursement rates and payor mix.
Variable Consideration
We include an estimate of variable consideration in the calculation of the transaction price at the time of sale, when control of the Components transfers to the customer. Variable consideration includes, but is not limited to: rebates, chargebacks, consideration payable to customers such as specialty distributor and wholesaler fees, product returns provision, prompt payment discounts, and various other promotional or incentive arrangements. We classify our provisions related to variable consideration as a reduction of accounts receivable when we are not required to make a payment or as a liability when we are required to make a payment.
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

Product Returns
In accordance with the terms of their distribution agreements, most distributors do not have rights of return. The distributors typically have a limited time frame to notify us of any missing, damaged, defective or non-conforming products. We generally provide a “30-day money back guarantee” program whereby first-time end-user customers may return Reusable Hardware. We estimate our product returns provision principally based on historical experience by applying a historical return rate to the amounts of revenue estimated to be subject to returns. Additionally, we consider other specific factors such as estimated shelf life of inventory in the distribution channel and changes to customer terms.
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
Accounts receivable as of March 31, 2021 included unbilled accounts receivable of $12.2 million. We expect to invoice and collect all unbilled accounts receivable within 12 months.
We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation.
Our performance obligations are generally satisfied within 12 months of the initial contract date. The deferred revenue balance related to performance obligations that will be satisfied after 12 months was $9.5 million as of March 31, 2021 and $8.2 million as of December 31, 2020. These balances are included in other long-term liabilities in our consolidated balance sheets. Revenue recognized in the period from performance obligations satisfied in previous periods was not material for the periods presented.
Deferred Cost of Sales
Deferred cost of sales are associated with transactions for which revenue recognition criteria are not met but product has shipped and released from inventory. Deferred cost of sales are included in prepaid and other current assets in our consolidated balance sheets.
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
The following table sets forth the computation of basic and diluted net income per share for the periods shown.

	Three Months Ended March 31,
(In millions)	2021	2020
Net income	$40.3	$19.9

Net income per common share
Basic	$0.42	$0.22
Diluted	$0.41	$0.21

Basic weighted average shares outstanding	96.3	91.8
Dilutive potential common stock outstanding:
Restricted stock units	0.7	1.2
Warrants	2.4	1.1
Senior convertible notes	—	—
Diluted weighted average shares outstanding	99.4	94.1
Outstanding anti-dilutive securities not included in the diluted net income per share attributable to common stockholders calculations were as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Restricted stock units	—	0.1
Warrants	—	—
Senior convertible notes	7.2	9.2
Total	7.2	9.3

Recent Accounting Guidance
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. Our adoption of ASU 2019-12 at the beginning of the first quarter of 2021 did not have a significant impact on our consolidated financial statements.
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
The following table summarizes financial assets that we measured at fair value on a recurring basis as of March 31, 2021, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$558.2	$—	$—	$558.2

Debt securities, available for sale:
U.S. government agencies	—	1,502.2	—	1,502.2
Commercial paper	—	313.8	—	313.8
Corporate debt	—	82.8	—	82.8
Total debt securities, available for sale	—	1,898.8	—	1,898.8

Other assets (1)	5.1	—	—	5.1

Total assets measured at fair value on a recurring basis	$563.3	$1,898.8	$—	$2,462.1
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
There were no transfers into or out of Level 3 securities during the three months ended March 31, 2021.
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
Fair Value of Senior Convertible Notes
The fair value, based on trading prices (Level 1), of our senior convertible notes were as follows as of the dates indicated:

	Fair Value Measurements Using Level 1
(In millions)	March 31, 2021	December 31, 2020
Senior Convertible Notes due 2023	$1,879.1	$1,936.4
Senior Convertible Notes due 2025	1,196.6	1,219.2
Total fair value of outstanding senior convertible notes	$3,075.7	$3,155.6
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
As of March 31, 2021 and December 31, 2020, notional amounts of $54.0 million and $48.0 million, respectively, were outstanding to hedge certain foreign currency risk. The resulting impact on our consolidated financial statements from currency hedging activities was not significant for the three months ended March 31, 2021 or 2020.
Our foreign currency exposures vary but are primarily concentrated primarily in the British Pound and the Euro. We monitor the costs and the impact of foreign currency risks upon our financial results as part of our risk management program. We do not use derivative financial instruments for speculation or trading purposes or for activities other than risk management. We do not require and are not required to pledge collateral for these financial instruments and we do not carry any master netting arrangements to mitigate the credit risk.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
In accordance with authoritative guidance, we measure certain non-financial assets and liabilities at fair value on a non-recurring basis. These measurements are usually performed using the discounted cash flow method or cost method and Level 3 inputs. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets, and property and equipment, are measured at fair value when there are indicators of impairment and are recorded at fair value only when any impairment is recognized. We recorded no significant impairment losses during the three months ended March 31, 2021 and 2020.

3. Balance Sheet Details

Short-Term Marketable Securities
Short-term marketable securities, consisting of debt securities, were as follows as of the dates indicated:

	March 31, 2021
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available for sale:
U.S. government agencies	$1,502.0	$0.2	$—	$1,502.2
Commercial paper	313.8	—	—	313.8
Corporate debt	82.8	—		82.8
Total debt securities, available for sale	$1,898.6	$0.2	$—	$1,898.8

	December 31, 2020
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available for sale:
U.S. government agencies	$1,570.4	$0.1	$(0.1)	$1,570.4
Commercial paper	258.7	0.1	—	258.8
Corporate debt	60.9	—	—	60.9
Total debt securities, available for sale	$1,890.0	$0.2	$(0.1)	$1,890.1
As of March 31, 2021 and December 31, 2020, all of our debt securities had contractual maturities of less than 12 months. Gross realized gains and losses on sales of our debt securities for the three months ended March 31, 2021 and March 31, 2020 were not significant.
We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities at March 31, 2021 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Inventory

(In millions)	March 31, 2021	December 31, 2020
Raw materials	$87.5	$69.9
Work-in-process	16.9	14.2
Finished goods	185.3	150.6
Total inventory	$289.7	$234.7

Property and Equipment

(In millions)	March 31, 2021	December 31, 2020
Land (1)	$15.6	$15.6
Building (1)	49.1	49.2
Furniture and fixtures	15.7	15.3
Computer software and hardware	36.6	35.7
Machinery and equipment	212.8	198.9
Leasehold improvements	148.4	135.8
Construction in progress	283.7	219.0
Total cost	761.9	669.5
Less accumulated depreciation and amortization	(172.0)	(154.2)
Total property and equipment, net	$589.9	$515.3
(1)Represents our finance lease right-of-use assets.

Accounts Payable and Accrued Liabilities

(In millions)	March 31, 2021	December 31, 2020

Accounts payable trade	$152.2	$163.3
Accrued tax, audit, and legal fees	20.6	15.3
Accrued rebates	274.2	247.0
Accrued warranty	11.2	11.7
Other accrued liabilities	44.4	43.8
Total accounts payable and accrued liabilities	$502.6	$481.1

Other Long-Term Liabilities

(In millions)	March 31, 2021	December 31, 2020

Finance lease obligations	$54.2	$54.0
Contractual obligations	12.6	12.6
Other liabilities	15.6	14.3
Total other liabilities	$82.4	$80.9

4. Debt

Senior Convertible Notes
The carrying amounts of our senior convertible notes were as follows as of the dates indicated:

(Dollars in millions)	March 31, 2021	December 31, 2020
Principal amount:
Senior Convertible Notes due 2023	$850.0	$850.0
Senior Convertible Notes due 2025	1,207.5	1,207.5
Total principal amount	2,057.5	2,057.5
Unamortized debt discount	(350.6)	(371.1)
Unamortized debt issuance costs	(18.1)	(19.2)
Carrying amount of liability component	$1,688.8	$1,667.2

Carrying amount of equity component	$461.0	$461.0

Remaining amortization period of debt discount on the liability component:
Senior Convertible Notes due 2023	2.7 years	2.9 years
Senior Convertible Notes due 2025	4.6 years	4.9 years
For our senior convertible notes for which the if-converted value exceeded the principal amount, the amount in excess of principal was as follows as of the dates indicated:

(In millions)	March 31, 2021	December 31, 2020
Senior Convertible Notes due 2023	$1,024.2	1,077.5

The following table summarizes the components of interest expense and the effective interest rates for each of our senior convertible notes for the periods shown.

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Cash interest expense:
Contractual coupon interest (1),(2)	$2.4	$2.3
Non-cash interest expense:
Accretion of debt discount	20.5	11.8
Amortization of debt issuance costs	1.1	0.9
Total interest expense recognized on senior notes	$24.0	$15.0

Effective interest rates:
Senior Convertible Notes due 2022 (2)	*	5.1%
Senior Convertible Notes due 2023	5.6%	5.6%
Senior Convertible Notes due 2025	5.5%	*
(1) Interest on the 2022 Notes began accruing upon issuance and was payable semi-annually on May 15 and November 15 of each year. Interest on the 2023 Notes began accruing upon issuance and is payable semi-annually on June 1 and December 1 of each year. Interest on the 2025 Notes began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year.
(2) Our $400.0 million aggregate principal amount of unsecured senior convertible notes issued in June 2017 with a stated interest rate of 0.75% and maturity date of May 15, 2022 (the 2022 Notes) were repurchased and converted by August 2020.
* Not applicable as no notes were outstanding at this date.
~~0~~.75% Senior Convertible Notes due 2023
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
Circumstance (1) listed above occurred during the quarter ended December 31, 2020. As a result, the 2023 Notes were convertible at the option of the holder from January 1, 2021 through March 31, 2021; actual conversions during that period were not significant. Circumstance (1) listed above also occurred during the quarter ended March 31, 2021 and as a result, the 2023 Notes will remain convertible at the option of the holder from April 1, 2021 through June 30, 2021.
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

Information related to availability and outstanding borrowings on our Credit Agreement is as follows as of the date indicated:

(In millions)	March 31, 2021
Available principal amount	$200.0
Letters of credit sub-facility	10.0
Outstanding borrowings	—
Outstanding letters of credit	6.4
Total available balance	$193.6
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
The Credit Agreement will mature on the earlier to occur of (i) December 19, 2023, (ii) 91 days prior to the maturity date of the 2022 Notes or (iii) 91 days prior to the maturity date of the 2023 Notes if both (a) the aggregate outstanding principal amount of the 2022 Notes or the 2023 Notes, as applicable, is greater than EBITDA for the period of four consecutive fiscal quarters ending prior to such date and (b) unrestricted domestic cash on hand is less than the aggregate outstanding principal amount of the 2022 Notes or the 2023 Notes, as applicable, plus $100.0 million.
Our obligations under the Credit Agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of Dexcom and the guarantors, including all or a portion of the equity interests of our domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge). The Credit Agreement contains covenants that limit certain indebtedness, liens, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents, and sale and leaseback transactions of Dexcom or any of its domestic subsidiaries. The Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of March 31, 2021.

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

6. Income Taxes
We estimate our annual effective tax rate to be 21.4% for the full year 2021, which differed from the U.S. federal statutory rate due to state and foreign income taxes, nondeductible executive compensation, and increases to unrecognized tax benefits offset by federal research tax credits generated. Our negative effective tax rate of 90.1% for the three months ended March 31, 2021 was due to excess tax benefits recognized for employee share-based compensation.

7. Stockholders’ Equity
Share-Based Compensation
Our share-based compensation expense is associated with restricted stock units, or RSUs, performance stock units, or PSUs, and our Employee Stock Purchase Plan, or ESPP. The following table summarizes our share-based compensation expense included in our consolidated statements of operations for the periods shown.

	Three Months Ended March 31,
(In millions)	2021	2020
Cost of sales	$2.0	$1.9
Research and development	10.4	8.2
Selling, general and administrative	15.6	13.8
Total share-based compensation expense	$28.0	$23.9
At March 31, 2021, unrecognized estimated compensation costs related to RSUs, PSUs and ESPP totaled $240.9 million and is expected to be recognized through 2024.
Equity Award Activity
The total vest date fair value of RSUs and PSUs that vested during the three months ended March 31, 2021 was $183.2 million and $29.5 million, respectively.

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
Revenues by geographic region
During the three months ended March 31, 2021 and 2020, no individual country outside the United States generated revenue that represented more than 10% of our total revenue. The table below sets forth revenues by our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the components. The majority of our long-lived assets are located in the United States.

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total
United States	$381.2	75%	$292.3	72%
Outside of the United States	123.8	25%	112.8	28%
Total	$505.0	100%	$405.1	100%

Revenues by customer sales channel
The following table sets forth revenues by major sales channel for the periods shown:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Distributor	$390.7	77%	$286.1	71%
Direct	114.3	23%	119.0	29%
Total	$505.0	100%	$405.1	100%

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are not purely historical regarding Dexcom’s or its management’s intentions, beliefs, expectations and strategies for the future. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are made as of the date of this report, deal with future events, are subject to various risks and uncertainties, and actual results could differ materially from those anticipated in those forward-looking statements. The risks and uncertainties include, among other things, impacts on our business due to health pandemics or other contagious outbreaks, such as the current COVID-19 pandemic. The risks and uncertainties that could cause actual results to differ materially are more fully described under “Risk Factors” in Part II, Item 1A of this Quarterly Report, elsewhere in this Quarterly Report, and in our other reports filed with the SEC. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results. You should read the following discussion and analysis together with our consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report.

Overview

WHO WE ARE

95% 10:09AM
SHARE
SETTINGS
110
mg/dL
400
300
9AM
Events
dexcom
10:09 AM
110
mg/dL
400
300
200
100
40
8 AM
9 AM
Now
10:09
Share
110
mg/dL
400
300
8AM
9AM
Events
Settings
110
mg/dL
3HR
200
80
10:09
DEXCOM
Dexcom
10:09
110
mg/dL
200
80
DexcomG6

Smart devices sold separately.

We are a medical device company primarily focused on the design, development and commercialization of continuous glucose monitoring, or CGM, systems for the management of diabetes by patients, caregivers, and clinicians around the world.
We received approval from the Food and Drug Administration, or FDA, and commercialized our first product in 2006. We launched our latest generation system, the Dexcom G6® integrated Continuous Glucose Monitoring System, or G6, in 2018.
Unless the context requires otherwise, the terms “we,” “us,” “our,” the “company,” or “Dexcom” refer to DexCom, Inc. and its subsidiaries.

Global Presence

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

Future Developments

Product Development: We plan to develop future generations of technologies that are focused on improved performance and convenience and that will enable intelligent insulin administration. Over the longer term, we plan to continue to develop and improve networked platforms with open architecture, connectivity and transmitters capable of communicating with other devices. We also intend to expand our efforts to accumulate CGM patient data and metrics and apply predictive modeling and machine learning to generate interactive CGM insights that can inform patient behavior.

Partnerships: We also continue to pursue and support development partnerships with insulin pump companies and companies or institutions developing insulin delivery systems, including automated insulin delivery systems.

New Opportunities: We are also exploring how to extend our offerings to other opportunities, including for people with Type 2 diabetes that are non-insulin using, people with pre-diabetes, people who are obese, people who are pregnant, and people in the hospital setting. Eventually, we may apply our technological expertise to products beyond glucose monitoring.

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

As the result of the COVID-19 pandemic, we have made Dexcom CGM systems available for use in hospital settings and other healthcare facilities to assist frontline workers. The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers, suppliers or third-party business partners conduct business and as a result, we have begun to experience more pronounced disruptions in our operations. We have experienced and may experience constrained supply or curtailed customer demand, including due to customer loss of private health insurance coverage for our products, that could materially adversely impact our business, results of operations and overall financial performance in future periods. We currently utilize third parties to, among other things, manufacture components and materials for our devices, and to provide services such as sterilization services and we purchase these materials and services from numerous suppliers worldwide.

The global COVID-19 pandemic has and may continue to have an adverse impact on our manufacturing and distribution capabilities. Disruptions relating to the COVID-19 pandemic, including current shelter-in-place orders in the U.S. and other countries, could prevent employees, suppliers, distributors, and others from accessing manufacturing facilities and from transporting our products or the components required to manufacture our products. For example, we have experienced some supply chain disruption due to the global restrictions resulting from the COVID-19 pandemic in the manufacture of our next-generation CGM product. Further, worldwide supply chain disruption relating to the COVID-19 pandemic has resulted in product shortages that has and may continue to impact our ability to manufacture our devices. As of the filing date of this Form 10-Q, the extent to which COVID-19 may impact our financial condition or results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See “Risk Factors” in Part II, Item 1A of this Quarterly Report for further discussion of the possible impact of the COVID-19 pandemic on our business.

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
Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There were no material changes to our critical accounting policies during the three months ended March 31, 2021.

Results of Operations

Key Highlights for the first three months of 2021

Revenues	Gross Profit	Operating Income
$505.0 million	$343.9 million	$45.9 million
up 25% from the same period 2020	up 34% from the same period 2020	up 37% from the same period 2020

Net Income	Operating Cash Flow	Cash, Cash Equivalents, & Short Term Marketable Securities
$40.3 million	$27.8 million	$2.63 billion
up 103% from the same period 2020	up 1,363% from the same period 2020	down 3% from fiscal year 2020

Financial Overview

$505.0
$343.9
$161.1
$405.1
$256.5
$148.6
500
250
0
$ (Millions)
QTD 3/31/2021
QTD 3/31/2020
Period Ending
Revenues
Gross Profit
Cost of Sales

Financial Overview

	Three Months Ended March 31,		2021 - 2020
(In millions, except per share amounts)	2021	2020	$ Change	% Change
Revenues	$505.0	$405.1	$99.9	25%
Cost of sales	161.1	148.6	12.5	8%
Gross profit	343.9	256.5	87.4	34%
Gross profit as a percent of total revenue	68.1%	63.3%

Operating income	45.9	33.6	12.3	37%
Net income	40.3	19.9	20.4	103%

Basic net income per share	0.42	0.22	0.20	91%
Diluted net income per share	$0.41	$0.21	$0.20	95%
* Not meaningful

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
Quarter Ended March 31, 2021 Compared to Quarter Ended March 31, 2020
The 2021 revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base, partially offset by pricing pressure due to the evolution of our channel strategy and product mix. Disposable sensor and other revenue comprised approximately 84% of total revenue and Reusable Hardware revenue comprised approximately 16% of total revenue for the three months ended March 31, 2021. Disposable sensor and other revenue comprised approximately 80% of total revenue and Reusable Hardware revenue comprised approximately 20% of total revenue for the three months ended March 31, 2020.
Cost of sales increased primarily due to increased sales volume. The increase in gross profit and gross profit margin in the first quarter of 2021 compared to the first quarter of 2020 were primarily driven by increased revenues and cost savings associated with manufacturing efficiencies.

Operating Expenses
Quarter Ended March 31, 2021 Compared to Quarter Ended March 31, 2020

	Three Months Ended March 31,		2021 - 2020
(In millions)	2021	2020	$ Change	% Change
Research and development	$109.4	$73.1	$36.3	50%
as a % of total revenue	22%	18%
Selling, general and administrative	188.6	149.8	38.8	26%
as a % of total revenue	37%	37%
Total operating expenses	$298.0	$222.9	$75.1	34%
as a % of total revenue (1)	59%	55%
(1) In the table above, the sum of the individual percentages may not equal the total due to rounding.
Research and Development Expense
Research and development expense increased primarily due to $12.6 million in additional salaries, bonuses, and payroll-related costs, $8.3 million in additional consulting fees, $4.2 million in additional clinical trials costs, and $2.2 million in additional share based compensation expense. We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.

Selling, General and Administrative Expense
Selling, general and administrative expense increased primarily due to $22.9 million in additional advertising and marketing costs and $16.3 million in additional salaries, bonuses, and payroll-related costs.

Non-Operating Income and Expenses
Interest Expense
Interest expense is comprised primarily of costs related to our senior convertible notes. Interest expense increased $9.4 million to $24.8 million for the three months ended March 31, 2021 compared to $15.4 million for the same period of 2020. The 2021 increase in interest expense is primarily due to the May 2020 issuance of our 2025 Notes.
Interest and Other Income, Net
Interest and other income, net consists primarily of interest income on our marketable debt securities portfolio and foreign currency transaction gains and losses due to the effects of foreign currency fluctuations. Interest income was $0.5 million for the three months ended March 31, 2021 compared to $6.0 million for the three months ended March 31, 2020. The decrease in interest income was primarily related to a decline in market interest rates, partially offset by an increase in average invested balances during 2021 compared to 2020.
Income Tax Expense (Benefit)
We recorded income tax benefit of $19.1 million on pre-tax income of $21.2 million for the three months ended March 31, 2021 compared to income tax expense of $2.5 million on pre-tax income of $22.4 million for the three months ended March 31, 2020.
The income tax benefit for the three months ended March 31, 2021 is primarily attributable to excess tax benefits from stock compensation recorded discretely during the quarter, offsetting income tax expense from normal, recurring operations at an estimated annual effective rate of 21.4%. The income tax expense for the prior period is attributable to current foreign and state income tax expense in profitable jurisdictions where we had no net operating loss carryforwards. We maintained a valuation allowance on our deferred tax assets during the prior period, most of which was released in the fourth quarter of 2020.

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

Our future capital requirements will depend on many factors, including but not limited to:

The revenue generated by sales of our approved products and other future products;	Our ability to efficiently scale our operations to meet demand for our current and any future products;	The success of our research and development efforts;

The expenses we incur in manufacturing, developing, selling and marketing our products;	The costs, timing and risks of delays of additional regulatory approvals;	The emergence of competing or complementary technological developments;

The quality levels of our products and services;	The costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;	The terms and timing of any collaborative, licensing and other arrangements that we may establish; and

The third-party reimbursement of our products for our customers;	The rate of progress and cost of our clinical trials and other development activities;	The acquisition of businesses, products and technologies and our ability to integrate and manage any acquired businesses, products and technologies.

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
A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in U.S. dollars. Accordingly, our assessment is that we have no material net exposure to foreign currency exchange rate fluctuations at this time. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the British Pound and the Euro, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We currently engage in hedging transactions to reduce foreign currency risks. We will continue to monitor and manage our financial exposures due to exchange rate fluctuations as an integral part of our overall risk management program. Our cash, cash equivalents and short-term marketable securities totaled $2.63 billion as of March 31, 2021. None of those funds were restricted and approximately 98% of those funds were located in the United States.
Our cash, cash equivalents and short-term marketable securities as of March 31, 2021 decreased by $75.1 million from December 31, 2020 due to the factors described in “Cash Flows” below. We believe that our cash, cash equivalents, and marketable securities balances, projected cash contributions from our commercial operations, and our $200.0 million revolving line of credit, of which $193.6 million remains available, will be sufficient to meet our anticipated seasonal working capital needs, capital expenditure requirements, contractual obligations, commitments, debt service requirements, and other liquidity requirements associated with our operations for at least the next 12 months.
Revolving Credit Agreement
In December 2018, we entered into an amended and restated five-year $200.0 million revolving credit agreement which was subsequently amended on May 11, 2020 (as amended, the “Credit Agreement”). The Credit Agreement also includes a sub-facility of up to $10.0 million for letters of credit. Subject to customary conditions and the approval of any lender whose commitment would be increased, we have the option to increase the maximum principal amount available under the Credit Agreement by up to an additional $300.0 million, resulting in a maximum available principal amount of $500.0 million. However, at this time none of the lenders have committed to provide any such increase in their commitments. Revolving loans under the Credit Agreement will be available for general corporate purposes, including working capital and capital expenditures. As of March 31, 2021, we had no outstanding borrowings, $6.4 million in outstanding letters of credit, and a total available balance of $193.6 million under the Credit Agreement. We monitor counterparty risk associated with the institutional lenders that are providing this credit facility. We currently believe that this credit facility will be available to us should we choose to borrow under it.
Senior Convertible Notes
The following table summarizes our outstanding senior convertible note obligations as of March 31, 2021:

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

Cash Flows

Cash Flows Summary 2021 YTD vs. 2020 YTD
$150.0 million
$100.0 million
$50.0 million
$— million
$(50.0) million
$(100.0) million
$(150.0) million
$27.8 million
$(112.2) million
$0.8 million
$1.9 million
$130.6 million
$6.5 million
YTD 2021
YTD 2020
Operating Cash Flows
Investing Cash Flows
Financing Cash Flows

As of March 31, 2021, we had $2.63 billion in cash, cash equivalents and short-term marketable securities, which is a decrease of $75.1 million compared to $2.71 billion as of December 31, 2020.
The primary cash flows during the three months ended March 31, 2021 and 2020 are described below. See the consolidated financial statements in Part I, Item 1 of this Quarterly Report for complete consolidated statements of cash flows for these periods.

Three Months Ended
	March 31, 2021	March 31, 2020

Operating Cash Flows	$40.3 million of net income and $78.8 million of net non-cash adjustments, partially offset by $91.3 million of net changes in working capital balances	$19.9 million of net income and $49.7 million of net non-cash adjustments, partially offset by $67.7 million of net changes in working capital balances
	Net non-cash adjustments were primarily related to share-based compensation, non-cash interest expense for our senior convertible notes, and depreciation and amortization.	Net non-cash adjustments were primarily related to share-based compensation, non-cash interest expense for our senior convertible notes, and depreciation and amortization.

Investing Cash Flows	$12.0 million net sales of marketable securities	$164.2 million net purchases of marketable securities
	$99.7 million capital expenditures	$33.2 million capital expenditures

Financing Cash Flows	$8.7 million in proceeds from the issuance of common stock under our employee stock plans	$6.7 million in proceeds from the issuance of common stock under our employee stock plans
$7.9 million payments for financing leases

Contractual Obligations
We presented our contractual obligations as of December 31, 2020 in our Annual Report on Form 10-K for the twelve months then ended. There were no significant changes to our contractual obligations in the three months ended March 31, 2021.

Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Guidance
For a description of recently issued accounting guidance that is applicable to our consolidated financial statements, see Note 1 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report.

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
Foreign Currency Exchange Risk
A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in U.S. dollars. Accordingly, our assessment is that we have no material net exposure to foreign currency exchange rate fluctuations at this time. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the British Pound and the Euro, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.
We translate the financial statements of our international subsidiaries with functional currencies other than the U.S. dollar into the U.S. dollar for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. We record net gains or losses resulting from the translation of these financial statements and the effect of exchange rate changes on intercompany receivables and payables of a long-term nature as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying investment in international subsidiaries.
We record exchange rate fluctuations resulting from the translation of the short-term intercompany balances between domestic entities and our international subsidiaries as foreign currency transaction gains or losses and include them in interest and other income, net in our consolidated statements of operations. We occasionally enter into foreign currency forward contracts in order to partially offset the impact from fluctuation of the foreign currency rates. As of March 31, 2021, we had foreign currency forward contracts outstanding with a notional amount of $54.0 million.
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

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and timely communicated to management, including our Chief Executive Officer and Chief Financial Officer, recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures. Based on their evaluation as of March 31, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date for this purpose.
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
Limitation on Effectiveness of Controls
It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these and other inherent limitations of control systems, we cannot guarantee that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Summary of Risk Factors
The below summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Quarterly Report on Form 10-Q. Additional risks, beyond those summarized below or discussed elsewhere in this Quarterly Report on Form 10-Q, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:
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
As of March 31, 2021, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our current CGM systems by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on CGM devices, in a sizeable percentage of cases, under durable medical equipment benefits, those coverage policies frequently are restrictive and require significant medical documentation and other requirements in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. Moreover, it is not uncommon for governmental, including federal and/

or state, agencies and their contractors to conduct periodic routine billing and compliance reviews that may entail extensive documentation requests, cooperation with which may require significant time and resources, and may result in identification of overpayments that may need to be refunded.
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
Our distribution agreements with Byram and affiliates, Cardinal Health and affiliates (including Edgepark Medical Supplies), AmerisourceBergen, and McKesson, our four most significant distributors, each generated 10% or more of our total revenue during the three months ended March 31, 2021. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. Moreover our shift of durable medical equipment sales from our direct sales force to distributors could result in negative impacts on the quality or efficacy of our customer sales and support experience. A substantial decrease or loss of these sales could have a material adverse effect on our financial results and operating performance.
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
Furthermore, the COVID-19 pandemic and associated shelter-in-place orders have and may continue to limit or restrict our ability to initiate, conduct or continue our clinical trials. Delays and disruptions in our clinical trials have and may continue to result in delays for new or expanded marketing authorizations for our products, which could materially affect our development and commercialization plans for our products. For example, we have experienced some delays in certain pivotal clinical trials for our next-generation CGM product.
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
Our operations in countries outside the United States, which accounted for approximately 25% of our revenues for the three months ended March 31, 2021, are accompanied by certain financial and other risks. In addition to opening offices in Austria, Canada, Germany, the Philippines, Switzerland and the United Kingdom, in connection with distributor acquisitions and otherwise, we intend to continue to pursue growth opportunities in sales outside the United States, especially in Asia (including Japan and Korea) and Europe, and we may increase our use of administrative and support functions from locations outside the United States, which could expose us to greater risks associated with our sales and operations. As we pursue opportunities outside the United States, we may become more exposed to these risks and our ability to scale our operations effectively may be affected. For example, we are building out a manufacturing facility in Malaysia.
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
Third parties have asserted, and may assert, infringement or misappropriation claims against us with respect to our current or future products. We are aware of numerous patents issued to third parties that may relate to aspects of our business, including the design and manufacture of CGM sensors and membranes, as well as methods for continuous glucose monitoring. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of such third parties or others. Our competitors may assert that our CGM systems or the methods we employ in the use of our systems are covered by U.S. or foreign patents held by them. We have in the past settled some such allegations and may need to do so again in the future. For example, in July 2014, we entered into a Settlement and License Agreement with Abbott to settle all pending patent infringement legal proceedings brought by Abbott against us, which expired on March 31, 2021. This risk is exacerbated by the fact that there are numerous issued patents and pending patent applications relating to self-monitored glucose testing systems in the medical technology field. Because patent applications may take years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our products infringe. There could also be existing patents of which we are unaware that one or more components of our system may inadvertently infringe. As the number of competitors in the market for CGM systems grows, the possibility of patent infringement by us or a patent infringement claim against us increases. If we are unable to successfully defend any such claims as they may arise or enter into or extend settlement and license agreements on acceptable terms or at all, our business operations may be harmed. We have been involved in various patent infringement actions in the past. For example, in March 2020, we settled certain patent infringement litigation and proceedings between us and AgaMatrix, Inc. and WaveForm Technologies, Inc.
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
We may be subject to fines, penalties and injunctions if we are determined to be promoting the use of our products for unapproved or improper off-label uses or determined to have made claims that are untruthful or misleading or not adequately substantiated.
We believe our marketing, promotional and educational materials and practices comply with FDCA, Federal Trade Commission Act, and other applicable laws and regulations, as may be amended from time to time. If the FDA, FTC or other regulatory body with competent jurisdiction over us, our activities or products takes the position that our marketing, promotional or other materials or activities constitute improper promotion or marketing of an unapproved or improper use, or that they contain untruthful, misleading, or inadequately substantiated statements or claims, such regulatory body could request that we modify our materials or practices, or subject us to regulatory enforcement actions, including the issuance, depending on the regulatory body and the nature of the alleged violation, of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider promotional, marketing or other materials or activities to constitute improper promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Recent court decisions have impacted the FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations; however, there are still significant risks in this area in part due to the potential False Claims Act exposure and the FDA’s continued focus on ensuring devices are marketed in a manner consistent with their FDA-required labeling.
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
We have incurred significant operating losses in the past. As of March 31, 2021, we had an accumulated deficit of $161.8 million. We have financed our operations primarily through private and public offerings of equity securities and debt and the sales of our products. We have devoted substantial resources to:
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
Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state law provisions, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. Although the ownership changes we experienced in the past have not prevented us from using all NOLs and tax credits accumulated before such ownership changes, we could experience another ownership change that might limit our use of NOLs and tax credits in the future. In addition, realization of deferred tax assets, including net operating loss carryforwards, depends upon our future earnings in applicable tax jurisdictions. If we have insufficient future taxable income in the applicable tax jurisdiction for any reason, including any future corporate reorganization or restructuring activities, we may be limited in our ability to utilize some or all of our net operating losses to offset such income and reduce our tax liability in that jurisdiction. See Note 8 to the consolidated financial statements for the fiscal year ended December 31, 2020 in Part II, Item 8 of our Annual Report on Form 10-K that we filed with the SEC on February 11, 2021 for additional information.
There is also a risk that due to regulatory changes or changes to federal or state law, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable either in whole or in part to offset future income tax liabilities. For example, under the Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, which amended certain provisions of the Tax Cuts and Jobs Act of 2017, or TCJA, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. The TCJA, as amended by the CARES Act, also provides that NOLs from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020. Accordingly, although we have generated NOLs after the tax year ended December 31, 2017, we might have to pay more federal income taxes in a future tax year as a result of the 80% taxable income limitation than we would have had to pay under the law in effect before the TCJA as amended by the CARES Act.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future, especially as our business continues to grow and our business plan continues to evolve. From January 1, 2021 through March 31, 2021, the closing price of our common stock on the Nasdaq

Global Select Market was as high as $418.94 per share and as low as $339.15 per share. In addition, the trading prices for our common stock and other medical device companies have been highly volatile as a result of the COVID-19 pandemic.
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
In December 2018, we entered into a five-year $200.0 million revolving credit agreement, which was subsequently amended on May 11, 2020. As of March 31, 2021, we had no outstanding borrowings, $6.4 million in outstanding letters of credit, and a total available balance of $193.6 million under our multi-currency revolving credit facility.
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
We have entered into a revolving credit agreement and a pledge and security agreement with JPMorgan Chase Bank and four other lenders to fund our business operations. These agreements impose numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of March 31, 2021, we were in compliance with the covenants imposed by the loan and security agreement. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
None.

ITEM 5 - OTHER INFORMATION
None.

ITEM 6 - EXHIBITS
The following exhibits are filed as a part of this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 is formatted in Inline XBRL					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that DexCom specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXCOM, INC. (Registrant)

Dated:	April 29, 2021	By:	/s/ KEVIN R. SAYER
Kevin R. Sayer, Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Dated:	April 29, 2021	By:	/s/ JEREME M. SYLVAIN
Jereme M. Sylvain, Executive Vice President and Chief Financial Officer (Principal Financial Officer)