Form 10-Q
period 2021-06-30
DEXCOM INC
filed 2021-07-29
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	DXCM	Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 22, 2021, there were 96,748,901 shares of the registrant’s common stock outstanding.

DexCom, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Consolidated Balance Sheets
(Unaudited)

(In millions, except par value data)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,158.8	$817.6
Short-term marketable securities	1,426.1	1,890.1
Accounts receivable, net	483.5	428.5
Inventory	319.3	234.7
Prepaid and other current assets	86.5	53.9
Total current assets	3,474.2	3,424.8
Property and equipment, net	676.0	515.3
Operating lease right-of-use assets	94.8	93.3
Goodwill	19.1	19.3
Deferred tax assets	216.4	216.4
Other assets	23.3	21.4
Total assets	$4,503.8	$4,290.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$482.0	$481.1
Accrued payroll and related expenses	98.1	114.3
Short-term operating lease liabilities	18.8	16.5
Deferred revenue	1.8	2.2
Total current liabilities	600.7	614.1
Long-term senior convertible notes	1,710.7	1,667.2
Long-term operating lease liabilities	107.1	101.8
Other long-term liabilities	87.7	80.9
Total liabilities	2,506.2	2,464.0
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 million shares authorized; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 200.0 million shares authorized; 97.5 million and 96.7 million shares issued and outstanding, respectively, at June 30, 2021; and 96.9 million and 96.1 million shares issued and outstanding, respectively, at December 31, 2020	0.1	0.1
Additional paid-in capital	2,193.6	2,125.3
Accumulated other comprehensive income	2.8	3.2
Accumulated deficit	(98.9)	(202.1)
Treasury stock, at cost; 0.8 million shares at June 30, 2021 and December 31, 2020	(100.0)	(100.0)
Total stockholders’ equity	1,997.6	1,826.5
Total liabilities and stockholders’ equity	$4,503.8	$4,290.5
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2021	2020	2021	2020
Revenues	$595.1	$451.8	$1,100.1	$856.9
Cost of sales	178.0	167.7	339.1	316.3
Gross profit	417.1	284.1	761.0	540.6
Operating expenses:
Research and development	129.1	79.9	238.5	153.0
Selling, general and administrative	187.0	136.4	375.6	286.2
Total operating expenses	316.1	216.3	614.1	439.2
Operating income	101.0	67.8	146.9	101.4
Interest expense	(25.2)	(20.3)	(50.0)	(35.7)
Loss on extinguishment of debt	—	(5.4)	—	(5.4)
Interest and other income, net	0.9	4.1	1.0	8.3
Income before income taxes	76.7	46.2	97.9	68.6
Income tax expense (benefit)	13.8	(0.1)	(5.3)	2.4
Net income	$62.9	$46.3	$103.2	$66.2

Basic net income per share	$0.65	$0.49	$1.07	$0.71
Shares used to compute basic net income per share	96.7	93.8	96.5	92.8
Diluted net income per share	$0.63	$0.48	$1.04	$0.69
Shares used to compute diluted net income per share	99.6	97.0	99.5	95.6

See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net income	$62.9	$46.3	$103.2	$66.2
Other comprehensive income (loss), net of tax:
Translation adjustments and other	0.2	0.5	(0.1)	(0.2)
Unrealized gain (loss) on marketable debt securities	(0.3)	(0.7)	(0.3)	1.4
Total other comprehensive income (loss), net of tax	(0.1)	(0.2)	(0.4)	1.2
Comprehensive income	$62.8	$46.1	$102.8	$67.4

See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended June 30, 2021
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2021	96.7	$0.1	$2,162.0	$2.9	$(161.8)	$(100.0)	$1,903.2
Issuance of common stock under equity incentive plans	—	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	—	—	—	—	—	—	—
Share-based compensation expense	—	—	31.6	—	—	—	31.6
Net income	—	—	—	—	62.9	—	62.9
Other comprehensive loss, net of tax	—	—	—	(0.1)	—	—	(0.1)
Balance at June 30, 2021	96.7	$0.1	$2,193.6	$2.8	$(98.9)	$(100.0)	$1,997.6

	Three Months Ended June 30, 2020
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2020	92.3	$0.1	$1,706.5	$3.7	$(675.8)	$(100.0)	$934.5
Issuance of common stock under equity incentive plans	0.1	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	—	—	—	—	—	—	—
Equity component of 2025 Notes issuance, net of issuance costs	—	—	289.4	—	—	—	289.4
Repurchase and conversions of 2022 Notes	3.0	—	53.2	—	—	—	53.2
Share-based compensation expense	—	—	30.7	—	—	—	30.7
Net income	—	—	—	—	46.3	—	46.3
Other comprehensive loss, net of tax	—	—	—	(0.2)	—	—	(0.2)
Balance at June 30, 2020	95.4	$0.1	$2,079.8	$3.5	$(629.5)	$(100.0)	$1,353.9

See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Six Months Ended June 30, 2021
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	96.1	$0.1	$2,125.3	$3.2	$(202.1)	$(100.0)	$1,826.5
Issuance of common stock under equity incentive plans	0.6	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	—	—	8.7	—	—	—	8.7
Share-based compensation expense	—	—	59.6	—	—	—	59.6
Net income	—	—	—	—	103.2	—	103.2
Other comprehensive loss, net of tax	—	—	—	(0.4)	—	—	(0.4)
Balance at June 30, 2021	96.7	$0.1	$2,193.6	$2.8	$(98.9)	$(100.0)	$1,997.6

	Six Months Ended June 30, 2020
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	91.6	$0.1	$1,675.9	$2.3	$(695.7)	$(100.0)	$882.6
Issuance of common stock under equity incentive plans	0.8	—	0.3	—	—	—	0.3
Issuance of common stock for Employee Stock Purchase Plan	—	—	6.4	—	—	—	6.4
Equity component of 2025 Notes issuance, net of issuance costs	—	—	289.4	—	—	—	289.4
Repurchase and conversions of 2022 Notes	3.0	—	53.2	—	—	—	53.2
Share-based compensation expense	—	—	54.6	—	—	—	54.6
Net income	—	—	—	—	66.2	—	66.2
Other comprehensive income, net of tax	—	—	—	1.2	—	—	1.2
Balance at June 30, 2020	95.4	$0.1	$2,079.8	$3.5	$(629.5)	$(100.0)	$1,353.9

See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2021	2020
Operating activities
Net income	$103.2	$66.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	44.4	28.3
Share-based compensation	59.6	54.6
Loss on extinguishment of debt	—	5.4
Non-cash interest expense	44.7	30.3
Deferred income taxes	0.1	—
Other non-cash income and expenses	16.0	3.5
Changes in operating assets and liabilities:
Accounts receivable, net	(54.9)	(10.4)
Inventory	(84.5)	(45.5)
Prepaid and other assets	(27.1)	(26.6)
Operating lease right-of-use assets and liabilities, net	1.1	(1.2)
Accounts payable and accrued liabilities	—	56.8
Accrued payroll and related expenses	(16.2)	(20.8)
Deferred revenue and other liabilities	3.0	15.4
Net cash provided by operating activities	89.4	156.0
Investing activities
Purchases of marketable securities	(1,171.9)	(1,740.0)
Proceeds from sale and maturity of marketable securities	1,628.3	849.5
Purchases of property and equipment	(200.9)	(91.4)
Other investing activities	(4.5)	(2.8)
Net cash provided by (used in) investing activities	251.0	(984.7)
Financing activities
Proceeds from issuance of convertible notes, net of issuance costs	—	1,188.8
Repurchase of convertible notes	—	(282.6)
Net proceeds from issuance of common stock	8.7	6.7
Other financing activities	(8.3)	(0.4)
Net cash provided by financing activities	0.4	912.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.1	(0.2)
Increase in cash, cash equivalents and restricted cash	340.9	83.6
Cash, cash equivalents and restricted cash, beginning of period	818.2	446.4
Cash, cash equivalents and restricted cash, end of period	$1,159.1	$530.0

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,158.8	$530.0
Restricted cash	0.3	—
Total cash, cash equivalents and restricted cash	$1,159.1	$530.0

Supplemental disclosure of non-cash investing and financing transactions:
Common stock issued for repurchase and conversions of senior convertible notes	$—	$1,190.0
Acquisition of property and equipment included in accounts payable and accrued liabilities	$43.2	$17.0
Right-of-use assets obtained in exchange for operating lease liabilities	$10.4	$5.3
Right-of-use assets obtained in exchange for finance lease liabilities	$4.6	$—
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
Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. We experience seasonality that is typical in our industry, with lower sales in the first quarter of each year compared to the fourth quarter of the previous year.
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

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are generally recorded at the invoiced amount for distributors and at net realizable value for direct customers, which is determined using estimates of claim denials and historical reimbursement experience without regard to aging category. Accounts receivable are not interest bearing. We evaluate the creditworthiness of significant customers based on historical trends, the financial condition of our customers, and external market factors. We generally do not require collateral from our customers. We maintain an allowance for doubtful accounts for potential credit losses. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a customer account is uncollectible. Generally, receivable balances greater than one year past due are deemed uncollectible.

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
Accounts receivable as of June 30, 2021 included unbilled accounts receivable of $11.1 million. We expect to invoice and collect all unbilled accounts receivable within 12 months.
We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation.
Our performance obligations are generally satisfied within 12 months of the initial contract date. The deferred revenue balance related to performance obligations that will be satisfied after 12 months was $11.6 million as of June 30, 2021 and $8.2 million as of December 31, 2020. These balances are included in other long-term liabilities in our consolidated balance sheets. Revenue recognized in the period from performance obligations satisfied in previous periods was not material for the periods presented.
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
The following table sets forth the computation of basic and diluted net income per share for the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net income	$62.9	$46.3	$103.2	$66.2

Net income per common share
Basic	$0.65	$0.49	$1.07	$0.71
Diluted	$0.63	$0.48	$1.04	$0.69

Basic weighted average shares outstanding	96.7	93.8	96.5	92.8
Dilutive potential common stock outstanding:
Restricted stock units	0.4	0.9	0.5	1.1
Warrants	2.5	2.3	2.5	1.7
Senior convertible notes	—	—	—	—
Diluted weighted average shares outstanding	99.6	97.0	99.5	95.6
Outstanding anti-dilutive securities not included in the diluted net income per share attributable to common stockholders calculations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Restricted stock units	—	—	—	0.1
Warrants	—	—	—	—
Senior convertible notes	7.2	8.7	7.2	9.5
Total	7.2	8.7	7.2	9.6

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
The following table summarizes financial assets that we measured at fair value on a recurring basis as of June 30, 2021, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$961.1	$—	$—	$961.1

Debt securities, available for sale:
U.S. government agencies	—	1,057.3	—	1,057.3
Commercial paper	—	261.8	—	261.8
Corporate debt	—	107.0	—	107.0
Total debt securities, available for sale	—	1,426.1	—	1,426.1

Other assets (1)	5.8	—	—	5.8

Total assets measured at fair value on a recurring basis	$966.9	$1,426.1	$—	$2,393.0
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
There were no transfers into or out of Level 3 securities during the three and six months ended June 30, 2021.
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
Fair Value of Senior Convertible Notes
The fair value, based on trading prices (Level 1), of our senior convertible notes were as follows as of the dates indicated:

	Fair Value Measurements Using Level 1
(In millions)	June 30, 2021	December 31, 2020
Senior Convertible Notes due 2023	$2,210.9	$1,936.4
Senior Convertible Notes due 2025	1,264.1	1,219.2
Total fair value of outstanding senior convertible notes	$3,475.0	$3,155.6
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
As of June 30, 2021 and December 31, 2020, notional amounts of $52.0 million and $48.0 million, respectively, were outstanding to hedge certain foreign currency risk. The resulting impact on our consolidated financial statements from currency hedging activities was not significant for the three and six months ended June 30, 2021 or 2020.
Our foreign currency exposures vary but are primarily concentrated primarily in the British Pound, the Euro, and the Canadian Dollar. We monitor the costs and the impact of foreign currency risks upon our financial results as part of our risk management program. We do not use derivative financial instruments for speculation or trading purposes or for activities other than risk management. We do not require and are not required to pledge collateral for these financial instruments and we do not carry any master netting arrangements to mitigate the credit risk.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
In accordance with authoritative guidance, we measure certain non-financial assets and liabilities at fair value on a non-recurring basis. These measurements are usually performed using the discounted cash flow method or cost method and Level 3 inputs. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets, and property and equipment, are measured at fair value when there are indicators of impairment and are recorded at fair value only when any impairment is recognized. We recorded no significant impairment losses during the three and six months ended June 30, 2021 and 2020.

3. Balance Sheet Details

Short-Term Marketable Securities
Short-term marketable securities, consisting of debt securities, were as follows as of the dates indicated:

	June 30, 2021
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available for sale:
U.S. government agencies	$1,057.3	$0.1	$(0.1)	$1,057.3
Commercial paper	261.8	—	—	261.8
Corporate debt	107.1	—	(0.1)	107.0
Total debt securities, available for sale	$1,426.2	$0.1	$(0.2)	$1,426.1

	December 31, 2020
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available for sale:
U.S. government agencies	$1,570.4	$0.1	$(0.1)	$1,570.4
Commercial paper	258.7	0.1	—	258.8
Corporate debt	60.9	—	—	60.9
Total debt securities, available for sale	$1,890.0	$0.2	$(0.1)	$1,890.1
As of June 30, 2021 and December 31, 2020, all of our debt securities had contractual maturities of less than 12 months. Gross realized gains and losses on sales of our debt securities for the three and six months ended June 30, 2021 and June 30, 2020 were not significant.
We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities at June 30, 2021 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Inventory

(In millions)	June 30, 2021	December 31, 2020
Raw materials	$104.6	$69.9
Work-in-process	13.6	14.2
Finished goods	201.1	150.6
Total inventory	$319.3	$234.7

Property and Equipment

(In millions)	June 30, 2021	December 31, 2020
Land (1)	$15.6	$15.6
Building (1)	49.1	49.2
Furniture and fixtures	21.9	15.3
Computer software and hardware	39.3	35.7
Machinery and equipment	236.4	198.9
Leasehold improvements	225.0	135.8
Construction in progress	275.5	219.0
Total cost	862.8	669.5
Less accumulated depreciation and amortization	(186.8)	(154.2)
Total property and equipment, net	$676.0	$515.3
(1) Represents finance lease right-of-use assets.

Accounts Payable and Accrued Liabilities

(In millions)	June 30, 2021	December 31, 2020
Accounts payable trade	$165.9	$163.3
Accrued tax, audit, and legal fees	17.9	15.3
Accrued rebates	237.4	247.0
Accrued warranty	11.2	11.7
Other accrued liabilities	49.6	43.8
Total accounts payable and accrued liabilities	$482.0	$481.1

Accrued Payroll and Related Expenses

(In millions)	June 30, 2021	December 31, 2020
Accrued wages, bonus and taxes	$64.6	$87.7
Other accrued employee benefits	33.5	26.6
Total accrued payroll and related expenses	$98.1	$114.3

Other Long-Term Liabilities

(In millions)	June 30, 2021	December 31, 2020
Finance lease obligations	$57.4	$54.0
Contractual obligations	12.6	12.6
Other liabilities	17.7	14.3
Total other long-term liabilities	$87.7	$80.9

4. Debt

Senior Convertible Notes
The carrying amounts of our senior convertible notes were as follows as of the dates indicated:

(Dollars in millions)	June 30, 2021	December 31, 2020
Principal amount:
Senior Convertible Notes due 2023	$850.0	$850.0
Senior Convertible Notes due 2025	1,207.5	1,207.5
Total principal amount	2,057.5	2,057.5
Unamortized debt discount	(329.8)	(371.1)
Unamortized debt issuance costs	(17.0)	(19.2)
Carrying amount of liability component	$1,710.7	$1,667.2

Carrying amount of equity component	$461.0	$461.0

Remaining amortization period of debt discount on the liability component:
Senior Convertible Notes due 2023	2.4 years	2.9 years
Senior Convertible Notes due 2025	4.4 years	4.9 years
For our senior convertible notes for which the if-converted value exceeded the principal amount, the amount in excess of principal was as follows as of the dates indicated:

(In millions)	June 30, 2021	December 31, 2020
Senior Convertible Notes due 2023	$1,364.0	$1,077.5
Senior Convertible Notes due 2025	8.8	—
Total by which the notes’ if-converted value exceeds their principal amount	$1,372.8	$1,077.5

The following table summarizes the components of interest expense and the effective interest rates for each of our senior convertible notes for the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Cash interest expense:
Contractual coupon interest (1),(2)	$2.2	$2.4	$4.6	$4.7
Non-cash interest expense:
Accretion of debt discount	20.8	16.5	41.3	28.3
Amortization of debt issuance costs	1.1	1.1	2.2	2.0
Total interest expense recognized on senior notes	$24.1	$20.0	$48.1	$35.0

Effective interest rates:
Senior Convertible Notes due 2022 (2)	*	5.1%	*	5.1%
Senior Convertible Notes due 2023	5.6%	5.6%	5.6%	5.6%
Senior Convertible Notes due 2025	5.5%	5.5%	5.5%	5.5%
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
Repurchase, Conversion, and Redemption of 2022 Notes
In May 2020, we used approximately $282.6 million of the net proceeds from the 2025 Notes offering described below and issued 1,953,067 shares of Dexcom common stock to repurchase $260.0 million principal amount outstanding of the 2022 Notes and the associated conversion feature of the repurchased noted (which was recorded in additional paid-in capital). In addition, holders of 2022 Notes with a principal amount of $102.8 million exercised their option to convert their 2022 Notes during the three months ended June 30, 2020. We settled these conversions by issuing 1,037,319 shares of our common stock. As a result of the repurchase and conversions of the 2022 Notes, we recorded a loss on extinguishment of debt of $5.4 million for the three and six months ended June 30, 2020. The loss on extinguishment of debt includes the unamortized debt issuance costs for the 2022 Notes.
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
Circumstance (1) listed above occurred during the quarters ended December 31, 2020 and March 31, 2021. As a result, the 2023 Notes were convertible at the option of the holder from January 1, 2021 through June 30, 2021; actual conversions during that period were not significant. Circumstance (1) listed above also occurred during the quarter ended June 30, 2021 and as a result, the 2023 Notes will remain convertible at the option of the holder from July 1, 2021 through September 30, 2021.
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
Information related to availability and outstanding borrowings on our Credit Agreement is as follows as of the date indicated:

(In millions)	June 30, 2021
Available principal amount	$200.0
Letters of credit sub-facility	10.0
Outstanding borrowings	—
Outstanding letters of credit	6.4
Total available balance	$193.6
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
Our obligations under the Credit Agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of Dexcom and the guarantors, including all or a portion of the equity interests of our domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge). The Credit Agreement contains covenants that limit certain indebtedness, liens, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents, and sale and leaseback transactions of Dexcom or any of its domestic subsidiaries. The Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of June 30, 2021.

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
During the quarter ended June 30, 2021 and the third quarter of 2021, we and certain Abbott entities served complaints for patent infringement against each other in multiple jurisdictions, inside and outside the United States. We intend to vigorously pursue our claims and defenses in these cases to protect our intellectual property and to defend against Abbott’s infringement allegations.
We do not believe we are party to any other currently pending legal proceedings, the outcome of which could have a material adverse effect on our business, financial condition or results of operations. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, financial condition or results of operations.

6. Income Taxes
We estimate our annual effective tax rate to be 27.1% for the full year 2021, which differed from the U.S. federal statutory rate due to state and foreign income taxes, nondeductible executive compensation, and increases to unrecognized tax benefits offset by federal research tax credits generated. Our negative effective tax rate of 5.4% for the six months ended June 30, 2021 was due to excess tax benefits recognized for employee share-based compensation and a one-time tax benefit related to the revaluation of our U.K. net operating loss deferred tax asset resulting from the increase in the U.K. corporate tax rate from 19% to 25% effective April 2023.
We operate in various jurisdictions outside of the U.S., many of which are enacting Anti-Tax Avoidance Directive (ATAD) laws that may impact our ability to deduct certain costs, which could potentially affect our estimated annual effective tax rate. We have made certain estimations and assumptions in determining the estimated annual effective tax rate, including the impact of these laws, the final application of which may differ from our estimates.

7. Stockholders’ Equity
Share-Based Compensation
Our share-based compensation expense is associated with restricted stock units, or RSUs, performance stock units, or PSUs, and our Employee Stock Purchase Plan, or ESPP. The following table summarizes our share-based compensation expense included in our consolidated statements of operations for the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Cost of sales	$2.6	$4.1	$4.6	$6.0
Research and development	11.1	9.8	21.5	18.0
Selling, general and administrative	17.9	16.8	33.5	30.6
Total share-based compensation expense	$31.6	$30.7	$59.6	$54.6
At June 30, 2021, unrecognized estimated compensation costs related to RSUs, PSUs and ESPP totaled $210.9 million and is expected to be recognized through 2024.
Equity Award Activity
The total vest date fair value of RSUs and PSUs that vested during the six months ended June 30, 2021 was $198.6 million and $29.5 million, respectively.

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

Revenues by geographic region
During the three and six months ended June 30, 2021 and 2020, no individual country outside the United States generated revenue that represented more than 10% of our total revenue. The table below sets forth revenues by our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the components. The majority of our long-lived assets are located in the United States.

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total
United States	$461.5	78%	$367.1	81%
Outside of the United States	133.6	22%	84.7	19%
Total revenues	$595.1	100%	$451.8	100%

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total
United States	$842.7	77%	$659.4	77%
Outside of the United States	257.4	23%	197.5	23%
Total revenues	$1,100.1	100%	$856.9	100%
Revenues by customer sales channel
The following table sets forth revenues by major sales channel for the periods shown:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Distributor	$495.9	83%	$331.7	73%
Direct	99.2	17%	120.1	27%
Total revenues	$595.1	100%	$451.8	100%

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Distributor	$886.6	81%	$617.8	72%
Direct	213.5	19%	239.1	28%
Total revenues	$1,100.1	100%	$856.9	100%

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

Impact of COVID-19 Pandemic

During 2020 and 2021, we have been subject to challenging social and economic conditions created as a result of the novel strain of coronavirus, SARS-CoV-2 (“COVID-19”). These conditions continue to create various financial impacts to our operations by necessitating precautions for our personnel to operate safely both in person as well as remotely. Costs incurred include items like incremental payroll costs, consulting support, IT infrastructure and facilities-related costs.

As the result of the COVID-19 pandemic, we made Dexcom CGM systems available for use in hospital settings and other healthcare facilities to assist frontline workers. The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers, suppliers or third-party business partners conduct business and as a result, we have experienced moderate disruptions in our global operations. We have experienced and may experience constrained supply or curtailed customer demand, including due to customer loss of private health insurance coverage for our products, that could materially adversely impact our business, results of operations and overall financial performance in future periods. We currently utilize third parties to, among other things, manufacture components and materials for our devices, and to provide services such as sterilization services and we purchase these materials and services from numerous suppliers worldwide.

The global COVID-19 pandemic has and may continue to have an adverse impact on our manufacturing and distribution capabilities. Disruptions relating to the COVID-19 pandemic, including shelter-in-place orders in the U.S. and other countries, could prevent employees, suppliers, distributors, and others from accessing manufacturing facilities and from transporting our products or the components required to manufacture our products. For example, we have experienced some supply chain disruption due to the global restrictions resulting from the COVID-19 pandemic in the manufacturing of our next-generation CGM product. Further, worldwide supply chain disruption relating to the COVID-19 pandemic has resulted in product shortages that has and may continue to impact our ability to manufacture our devices. As of the filing date of this Form 10-Q, the extent to which COVID-19 may impact our financial condition or results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See “Risk Factors” in Part II, Item 1A of this Quarterly Report for further discussion of the possible impact of the COVID-19 pandemic on our business.

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
Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There were no material changes to our critical accounting policies during the six months ended June 30, 2021.

Results of Operations

Key Highlights for the Three Months Ended June 30, 2021

Revenues	Gross Profit	Operating Income
$595.1 million	$417.1 million	$101.0 million
up 32% from the same period 2020	up 47% from the same period 2020	up 49% from the same period 2020

Net Income	Operating Cash Flow	Cash, Cash Equivalents, & Short-Term Marketable Securities
$62.9 million	$61.6 million	$2.58 billion
up 36% from the same period 2020	down 67% from the same period 2020	down 5% from fiscal year 2020

Financial Overview

Financial Overview

	Three Months Ended June 30,		2021 - 2020
(In millions, except per share amounts)	2021	2020	$ Change	% Change
Revenues	$595.1	$451.8	$143.3	32%
Cost of sales	178.0	167.7	10.3	6%
Gross profit	$417.1	$284.1	$133.0	47%
Gross profit as a percent of total revenue	70.1%	62.9%

Operating income	$101.0	$67.8	$33.2	49%
Net income	62.9	46.3	16.6	36%

Basic net income per share	0.65	0.49	0.16	33%
Diluted net income per share	$0.63	$0.48	$0.15	31%

	Six Months Ended June 30,		2021 - 2020
(In millions, except per share amounts)	2021	2020	$ Change	% Change
Revenues	$1,100.1	$856.9	$243.2	28%
Cost of sales	339.1	316.3	22.8	7%
Gross profit	$761.0	$540.6	$220.4	41%
Gross profit as a percent of total revenue	69.2%	63.1%

Operating income	$146.9	$101.4	$45.5	45%
Net income	103.2	66.2	37.0	56%

Basic net income per share	1.07	0.71	0.36	51%
Diluted net income per share	$1.04	$0.69	$0.35	51%
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
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base, partially offset by pricing pressure due to the evolution of our channel strategy and product mix. Disposable sensor and other revenue comprised approximately 83% of total revenue and Reusable Hardware revenue comprised approximately 17% of total revenue for the three months ended June 30, 2021. Disposable sensor and other revenue comprised approximately 81% of total revenue and Reusable Hardware revenue comprised approximately 19% of total revenue for the three months ended June 30, 2020.
Cost of sales increased primarily due to increased sales volume. The increase in gross profit and gross profit margin in the second quarter of 2021 compared to the second quarter of 2020 were primarily driven by increased revenues and cost savings associated with manufacturing efficiencies.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base, partially offset by pricing pressure due to the evolution of our channel strategy and product mix. Disposable sensor and other revenue comprised approximately 84% of total revenue and Reusable Hardware revenue comprised approximately 16% of total revenue for the six months ended June 30, 2021. Disposable sensor and other revenue comprised approximately 80% of total revenue and Reusable Hardware revenue comprised approximately 20% of total revenue for the six months ended June 30, 2020.
Cost of sales increased primarily due to increased sales volume. The increase in gross profit and gross profit margin in the first six months of 2021 compared to the first six months of 2020 were primarily driven by increased revenues and cost savings associated with incremental improvements to product design and manufacturing efficiencies.

Operating Expenses

Quarter Ended June 30, 2021 Compared to Quarter Ended June 30, 2020
	Three Months Ended June 30,		2021 - 2020
(In millions)	2021	2020	$ Change	% Change
Research and development	$129.1	$79.9	$49.2	62%
as a % of total revenue	22%	18%
Selling, general and administrative	187.0	136.4	50.6	37%
as a % of total revenue	31%	30%
Total operating expenses	$316.1	$216.3	$99.8	46%
as a % of total revenue (1)	53%	48%
(1) The sum of the individual percentages may not equal the total due to rounding.
Research and Development Expense
Research and development expense increased primarily due to $15.4 million in additional salaries, bonuses, and payroll-related costs, $21.1 million in additional third party and consulting fees primarily related to software, and $4.9 million in additional clinical trials costs. We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.
Selling, General and Administrative Expense
Selling, general and administrative expense increased primarily due to $21.5 million in additional advertising and marketing costs, $17.0 million in additional salaries, bonuses, and payroll-related costs, and $3.5 million in additional legal costs.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

	Six Months Ended June 30,		2021 - 2020
(In millions)	2021	2020	$ Change	% Change
Research and development	$238.5	$153.0	$85.5	56%
as a % of total revenue	22%	18%
Selling, general and administrative	375.6	286.2	89.4	31%
as a % of total revenue	34%	33%
Total operating expenses	$614.1	$439.2	$174.9	40%
as a % of total revenue	56%	51%
(1) The sum of the individual percentages may not equal the total due to rounding.
Research and Development Expense
Research and development expense increased primarily due to $28.0 million in additional salaries, bonuses, and payroll-related costs, $31.3 million in additional third party and consulting fees primarily related to software, and $9.1 million in additional clinical trials costs. We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.

Selling, General and Administrative Expense
Selling, general and administrative expense increased primarily due to $44.4 million in additional advertising and marketing costs, $33.3 million in additional salaries, bonuses, and payroll-related costs, and $5.1 million of investments in customer experience.

Non-Operating Income and Expenses
Interest Expense
Interest expense is comprised primarily of costs related to our senior convertible notes. Interest expense increased $4.9 million to $25.2 million for the three months ended June 30, 2021 compared to $20.3 million for the same period of 2020. Interest expense increased $14.3 million to $50.0 million for the six months ended June 30, 2021 compared to $35.7 million for the six months ended June 30, 2020. The increase in interest expense for the periods presented is primarily due to the May 2020 issuance of our 2025 Notes.
Interest and Other Income, Net
Interest and other income, net consists primarily of interest income on our marketable debt securities portfolio and foreign currency transaction gains and losses due to the effects of foreign currency fluctuations. Interest income was $0.4 million and $0.9 million for the three and six months ended June 30, 2021, respectively, compared to $3.6 million and $9.6 million for the three and six months ended June 30, 2020, respectively. The decrease in interest income was primarily related to a decline in market interest rates, partially offset by an increase in average invested balances during 2021 compared to 2020.
Income Tax Expense (Benefit)
We recorded income tax expense of $13.8 million on pre-tax income of $76.7 million for the three months ended June 30, 2021 compared to an income tax benefit of $0.1 million on pre-tax income of $46.2 million for the three months ended June 30, 2020.
We recorded an income tax benefit of $5.3 million on pre-tax income of $97.9 million for the six months ended June 30, 2021 and income tax expense of $2.4 million on pre-tax income of $68.6 million for the six months ended June 30, 2020.
Our estimated annual effective tax rate from normal, recurring operations increased from 21.4% to 27.1% during the three months ended June 30, 2021 primarily due to an increase in forecasted pretax income in the U.S. and a decrease in forecasted income outside the U.S. Our income tax expense for the three months ended June 30, 2021 also includes the discrete impact of excess tax benefits from stock compensation and a one-time tax benefit related to the revaluation of our U.K. net operating loss deferred tax asset resulting from the increase in the U.K. corporate tax rate from 19% to 25%, effective April 2023. Our income tax benefit for the prior period is attributable to foreign and state income tax expense in taxable jurisdictions with no net operating losses. We maintained a valuation allowance on our deferred tax assets during the prior period, most of which was released in the fourth quarter of 2020.
Our income tax benefit for the six months ended June 30, 2021 is primarily attributable to income tax expense from normal, recurring operations at an estimated annual effective tax rate of 27.1%, offset by excess tax benefits from stock compensation net of disallowed executive compensation and a one-time tax benefit related to the revaluation of our U.K. net operating loss deferred tax asset resulting from the increase in the U.K. corporate tax rate from 19% to 25%, effective April 2023. Income tax expense in the prior period is primarily related to foreign income taxes in jurisdictions with current taxable income. We maintained a valuation allowance on our deferred tax assets during the prior period, most of which was released in the fourth quarter of 2020.

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
A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in U.S. dollars. Accordingly, our assessment is that we have no material net exposure to foreign currency exchange rate fluctuations at this time. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the British Pound, the Euro, and the Canadian Dollar, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We currently engage in hedging transactions to reduce foreign currency risks. We will continue to monitor and manage our financial exposures due to exchange rate fluctuations as an integral part of our overall risk management program. Our cash, cash equivalents and short-term marketable securities totaled $2.58 billion as of June 30, 2021. None of those funds were restricted and approximately 96% of those funds were located in the United States.
Our cash, cash equivalents and short-term marketable securities as of June 30, 2021 decreased by $122.8 million from December 31, 2020 due to the factors described in “Cash Flows” below. We believe that our cash, cash equivalents, and marketable securities balances, projected cash contributions from our commercial operations, and our $200.0 million revolving line of credit, of which $193.6 million remains available, will be sufficient to meet our anticipated seasonal working capital needs, capital expenditure requirements, contractual obligations, commitments, debt service requirements, and other liquidity requirements associated with our operations for at least the next 12 months.
Revolving Credit Agreement
In December 2018, we entered into an amended and restated five-year $200.0 million revolving credit agreement which was subsequently amended on May 11, 2020 (as amended, the “Credit Agreement”). The Credit Agreement also includes a sub-facility of up to $10.0 million for letters of credit. Subject to customary conditions and the approval of any lender whose commitment would be increased, we have the option to increase the maximum principal amount available under the Credit

Agreement by up to an additional $300.0 million, resulting in a maximum available principal amount of $500.0 million. However, at this time none of the lenders have committed to provide any such increase in their commitments. Revolving loans under the Credit Agreement will be available for general corporate purposes, including working capital and capital expenditures. As of June 30, 2021, we had no outstanding borrowings, $6.4 million in outstanding letters of credit, and a total available balance of $193.6 million under the Credit Agreement. We monitor counterparty risk associated with the institutional lenders that are providing this credit facility. We currently believe that this credit facility will be available to us should we choose to borrow under it.
Senior Convertible Notes
The following table summarizes our outstanding senior convertible note obligations as of June 30, 2021:

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

Cash Flows

Cash Flows Summary 2021 YTD vs. 2020 YTD
$1,500.0 million
$1,000.0 million
$500.0 million
$— million
$(500.0) million
$(1,000.0) million
$(1,500.0) million
$89.4 million
$251.0 million
$0.4 million
$156.0 million
$(984.7) million
$912.5 million
YTD 2021
YTD 2020
Operating Cash Flows
Investing Cash Flows
Financing Cash Flows

As of June 30, 2021, we had $2.58 billion in cash, cash equivalents and short-term marketable securities, which is a decrease of $122.8 million compared to $2.71 billion as of December 31, 2020.
The primary cash flows during the six months ended June 30, 2021 and 2020 are described below. See the consolidated financial statements in Part I, Item 1 of this Quarterly Report for complete consolidated statements of cash flows for these periods.

Six Months Ended
	June 30, 2021	June 30, 2020

Operating Cash Flows	$103.2 million of net income and $164.8 million of net non-cash adjustments, partially offset by $178.6 million of net changes in working capital balances	$66.2 million of net income and $122.1 million of net non-cash adjustments, partially offset by $32.3 million of net changes in working capital balances
	Net non-cash adjustments were primarily related to share-based compensation, non-cash interest expense for our senior convertible notes, and depreciation and amortization.	Net non-cash adjustments were primarily related to share-based compensation, non-cash interest expense for our senior convertible notes, and depreciation and amortization.

Investing Cash Flows	$456.4 million net sales of marketable securities	$890.5 million net purchases of marketable securities
	$200.9 million capital expenditures	$91.4 million capital expenditures
$4.0 million in minority equity investments

Financing Cash Flows	$8.7 million in proceeds from the issuance of common stock under our employee stock plans	$1.19 billion in proceeds from issuance of convertible notes, net of issuance costs
	$8.3 million payments for financing leases	$6.7 million in proceeds from the issuance of common stock under our employee stock plans
$282.6 million cash outflow for repurchase of convertible notes

Contractual Obligations
We presented our contractual obligations as of December 31, 2020 in our Annual Report on Form 10-K for the twelve months then ended. There were no significant changes to our senior convertible notes and lease obligations. As of June 30, 2021, we had approximately $554.7 million of open purchase orders and contractual obligations in the ordinary course of business, the majority of which are due within one year.

Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
We record exchange rate fluctuations resulting from the translation of the short-term intercompany balances between domestic entities and our international subsidiaries as foreign currency transaction gains or losses and include them in interest and other income, net in our consolidated statements of operations. We occasionally enter into foreign currency forward contracts in order to partially offset the impact from fluctuation of the foreign currency rates. As of June 30, 2021, we had foreign currency forward contracts outstanding with a notional amount of $52.0 million.

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

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and timely communicated to management, including our Chief Executive Officer and Chief Financial Officer, recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures. Based on their evaluation as of June 30, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date for this purpose.
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
During the quarter ended June 30, 2021 and the third quarter of 2021, we and certain Abbott entities served complaints for patent infringement against each other in multiple jurisdictions, inside and outside the United States. We intend to vigorously pursue our claims and defenses in these cases to protect our intellectual property and to defend against Abbott’s infringement allegations.
We do not believe we are party to any other currently pending legal proceedings, the outcome of which could have a material adverse effect on our business, financial condition or results of operations. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, financial condition or results of operations.

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
As of June 30, 2021, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our current CGM systems by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on CGM devices, in a sizeable percentage of cases, under durable medical equipment benefits, those coverage policies frequently are restrictive and require significant medical documentation and other requirements in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. Moreover, it is not uncommon for governmental, including federal and/or state, agencies and their contractors to conduct periodic routine billing and compliance reviews that may entail extensive documentation requests, cooperation with which may require significant time and resources, and may result in identification of overpayments that may need to be refunded.
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
We currently employ sales and marketing personnel for the direct sale and marketing of our products in the United States, Canada and certain countries in Europe. Our direct sales and marketing team calls on healthcare providers and people with diabetes throughout the applicable country to initiate sales of our products. Our sales and marketing organization competes with the experienced, larger and well-funded marketing and sales operations of our competitors. We may not be able to successfully manage our dispersed sales force or increase our product sales at acceptable rates. COVID-19 restrictions vary by location across the United States and other regions of the world, which may continue to limit or prohibit our sales force from having in-person interactions with healthcare providers and people with diabetes, which may result in decreased sales of our products.
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
Our distribution agreements with Byram and affiliates, Cardinal Health and affiliates (including Edgepark Medical Supplies), AmerisourceBergen, and McKesson, our four most significant distributors, each generated 10% or more of our total revenue during the six months ended June 30, 2021. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. Moreover our shift of durable medical equipment sales from our direct sales force to distributors could result in negative impacts on the quality or efficacy of our customer sales and support experience. A substantial decrease or loss of these sales could have a material adverse effect on our financial results and operating performance.
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
The outbreak of the SARS-CoV-2 virus and the COVID-19 disease that it causes is a global pandemic. The novel coronavirus, as well as new variants of the coronavirus have spread to most regions of the world, including the United States and Europe. The extent to which this coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the virus and the actions to contain it or to mitigate the COVID-19 impact, among others. It is especially difficult to predict the impact on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to the pandemic, as well as the effectiveness of those actions, and vaccine availability, distribution and adoption. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers, suppliers or third-party business partners conduct business and as a result, we may begin to experience more pronounced disruptions in our operations.
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
Our operations in countries outside the United States, which accounted for approximately 23% of our revenues for the six months ended June 30, 2021, are accompanied by certain financial and other risks. In addition to opening offices in Austria, Canada, Germany, the Philippines, Switzerland, Lithuania, and the United Kingdom, in connection with distributor acquisitions and otherwise, we intend to continue to pursue growth opportunities in sales outside the United States, especially in Asia (including Japan and Korea) and Europe, and we may increase our use of administrative and support functions from locations outside the United States, which could expose us to greater risks associated with our sales and operations. As we pursue opportunities outside the United States, we may become more exposed to these risks and our ability to scale our operations effectively may be affected. For example, we are building out a manufacturing facility in Malaysia.
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
•workforce instability;
•fluctuations in trade policy and tariff regulations; and
•political and economic instability.
Moreover, the tax laws in which we and our subsidiaries do business could change on a prospective or retroactive basis, and any such changes could adversely affect our business and financial condition. There is growing pressure in many jurisdictions, including the United States, and from multinational organizations such as the Organization for Economic Cooperation and Development ("OECD") and the European Union to amend existing international tax rules in order to render them more responsive to current global business practices. For example, the OECD has published a package of measures for reform of the international tax rules as a product of its Base Erosion and Profit Shifting ("BEPS") initiative, which was endorsed by the G20 finance ministers. Many of the initiatives in the BEPS package require amendments to the domestic tax legislation of various jurisdictions. Separately, the European Union is asserting that a number of country-specific favorable tax regimes and rulings in certain member states may violate, or have violated, European Union law, and may require rebates of some or all of the associated tax benefits to be paid by benefited taxpayers in particular cases. In 2016, the European Union adopted the "Anti-Tax Avoidance Directive," which requires European Union member states to implement measures to prohibit tax avoidance practices, and Germany published the European Union Anti-Tax Avoidance Directive Implementation Law on June 30, 2021. We have a significant presence in the European Union, as well as significant sales in the European Union, such that any changes in tax laws in the European Union will impact our business. The overall impact of such legislation in European Union member states is uncertain, and our business and financial condition could be adversely affected by any laws impacting our tax rate.
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
The outbreak of the SARS-CoV-2 virus and the COVID-19 disease that it causes, as well as new variants of coronavirus, have also led to healthcare equipment shortages in the U.S. and around the world. Certain U.S. federal government orders have limited companies from exporting certain equipment (such as ventilators) to other countries. Currently, no such orders have been issued with respect to CGMs, however, if supply chain disruption causes significant shortages in CGMs or other equipment, it is possible that we could face additional barriers to exporting our devices outside of the United States.
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
In the ordinary course of our business, we collect and store sensitive data, such as our proprietary business information and that of our clients, contractors, vendors and others as well as personally identifiable information of our customers, vendors and others, which data may include full names, social security numbers, addresses, and birth dates, in our data centers and on our networks. Our employees, contractor and vendors may also have access to and may use personal health information in the ordinary course of our business. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures and business controls, our information technology and infrastructure may be vulnerable to attacks by hackers, breaches due to employee, contractor or vendor error, or malfeasance or other disruptions or subject to the inadvertent or intentional unauthorized release of information. Any such occurrence could compromise our networks and the information stored thereon could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, and liability under laws that protect the privacy of personal information and regulatory penalties, disrupt our operations and the services we provide to our clients or damage our reputation, any of which could adversely affect our profitability, revenue and competitive position.
As we grow and expand our administrative, customer support or IT support services, we may also utilize the services of personnel and contractors located outside of the United States to perform certain functions. While we make every effort to review our applicable contracts and other payor requirements, a local, state, or federal government agency or one of our customers may find the use of offshore resources to be a violation of a legal or contractual requirement, which could result in termination of the contractual relationship, penalties, or changes in our business operations that could adversely affect our business, financial condition, and results of operations. Additionally, while we have implemented industry standard security measures for offshore access to protected health information and other personal information, unauthorized access or disclosure of such information by offshore personnel could result in legal claims or proceedings, and liability under laws that protect the privacy of personal information and regulatory penalties, disrupt our operations and the services we provide to our clients, damage to our reputation or result in the termination of contractual relationships, penalties or the loss of coverage, any of which could adversely affect our profitability, revenue and competitive position.
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
There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. We also remain subject to federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to alleged privacy and data security violations. California recently enacted the California Consumer Privacy Act, or CCPA, which came into effect January 1, 2020, was recently amended and expanded by the California Privacy Rights Act (CPRA) passed on November 3, 2020. The CCPA and CPRA, among other things, create new data privacy obligations for covered companies and provide new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. It remains unclear what, if any, additional modifications will be made to this legislation or how it will be interpreted. Therefore the effects of the CCPA and CPRA are significant and will likely require us to modify our data processing practices, and may cause us to incur substantial costs and expenses to comply, particularly given our base of operations in California. There are also a number of other legislative proposals worldwide, including in the United States at both the federal and state level, that could impose additional and potentially conflicting obligations in areas affecting our business.
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
In addition to the laws discussed above, we may see more stringent state and federal privacy legislation in 2021 and beyond, as the increased cyber attacks during the COVID-19 pandemic have once again put a spotlight on data privacy and security in the U.S. and other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations.
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
We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud based systems during or as a result of the COVID-19 pandemic, or failures to adequately scale our data platforms and architectures support patient care could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, ransomware or other malware, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. In addition, certain countries have implemented or may implement legislative and technological actions that either do or can effectively regulate access to the internet, including the ability of internet service providers to limit access to specific websites or content. Other countries have attempted or are attempting to change or limit the legal protections available to businesses that depend on the internet for the delivery of their services. If our systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may significantly suffer and we may be subject to litigation, government enforcement actions and other actions for which we could face financial liability and other adverse consequences which may include:
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
Third parties have asserted, and may assert, infringement or misappropriation claims against us with respect to our current or future products. We are aware of numerous patents issued to third parties that may relate to aspects of our business, including the design and manufacture of CGM sensors and membranes, as well as methods for continuous glucose monitoring. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of such third parties or others. Our competitors may assert that our CGM systems or the methods we employ in the use of our systems are covered by U.S. or foreign patents held by them. We have in the past settled some such allegations and may need to do so again in the future. This risk is exacerbated by the fact that there are numerous issued patents and pending patent applications relating to self-monitored glucose testing systems in the medical technology field. Because patent applications may take years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our products infringe. There could also be existing patents of which we are unaware that one or more components of our system may inadvertently infringe. As the number of competitors in the market for CGM systems grows, the possibility of patent infringement by us or a patent infringement claim against us increases. If we are unable to successfully defend any such claims as they may arise or enter into or extend settlement and license agreements on acceptable terms or at all, our business operations may be harmed. We have been involved in various patent infringement actions in the past. For example, in March 2020, we settled certain patent infringement litigation and proceedings between us and AgaMatrix, Inc. and WaveForm Technologies, Inc. In addition, in July 2014, we entered into a Settlement and License Agreement with Abbott to settle all pending patent infringement legal proceedings brought by Abbott against us, which expired on March 31, 2021. Since the expiration of that agreement, we and certain Abbott entities have served complaints for patent infringement against each other in multiple jurisdictions, inside and outside the United States. We intend to vigorously pursue our claims and defenses in these cases to protect our intellectual property and to defend against Abbott’s infringement allegations.
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
As a result of the COVID-19 pandemic, we have received and continue to receive, numerous requests from hospitals and healthcare facilities around the country regarding the use of our CGM devices to remotely monitor COVID-19 patients admitted into the hospital. As noted above, the FDA has informed us that they intend to exercise enforcement discretion and will not object to our provision of its G6 CGM systems to such facilities for use in the inpatient setting during the pandemic. However, our CGM devices are currently approved only for in-home use by patients for the purpose of personal diabetes management and have not otherwise been cleared or approved by the FDA for hospital use. Given that the G6 CGM has not yet been fully evaluated or tested (by us or by the FDA) to the extent that would be required in standard circumstances for product development and marketing authorization, there could be unknown or unanticipated risks presented by use in this environment. To the extent that inpatient use of our CGM systems cause or contribute to an adverse event, we may be subjected to additional product liability lawsuits. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in reduced acceptance of our products in the market.
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
We are not actively promoting nor do we plan to actively promote our G6 CGM systems for inpatient use, but if we supply them to such facilities as currently permitted by FDA, this supply could present an increased risk of product liability claims and associated damages should an adverse event occur. Given that the G6 CGM system has not yet been fully evaluated or tested (by us or by the FDA) to the extent that would be required in standard circumstances for product development and marketing authorization, there could be unknown or unanticipated risks presented by use in this environment.
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
We have incurred significant operating losses in the past. As of June 30, 2021, we had an accumulated deficit of $98.9 million. We have financed our operations primarily through private and public offerings of equity securities and debt and the sales of our products. We have devoted substantial resources to:
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
We are subject to taxes in the United States and numerous foreign jurisdictions, where a number of our subsidiaries are organized. The tax laws in the United States and in other countries in which we and our subsidiaries do business could change on a prospective or retroactive basis, and any such changes could adversely affect our business and financial condition. Further, due to economic and political conditions, tax rates in various jurisdictions may be subject to change. Our effective tax rates could be affected by numerous factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws or their interpretation, both in and outside the United States.
There is growing pressure in many jurisdictions, including the United States, and from multinational organizations such as the Organization for Economic Cooperation and Development ("OECD") and the European Union to amend existing international tax rules in order to render them more responsive to current global business practices. For example, the OECD has published a package of measures for reform of the international tax rules as a product of its Base Erosion and Profit Shifting (“BEPS”) initiative, which was endorsed by the G20 finance ministers. Many of the initiatives in the BEPS package require amendments to the domestic tax legislation of various jurisdictions. Separately, the European Union is asserting that a number of country-specific favorable tax regimes and rulings in certain member states may violate, or have violated, European Union law, and may require rebates of some or all of the associated tax benefits to be paid by benefited taxpayers in particular cases. In 2016, the European Union adopted the "Anti-Tax Avoidance Directive," which requires European Union member states to implement measures to prohibit tax avoidance practices, and Germany published the European Union Anti-Tax Avoidance Directive Implementation Law on June 30, 2021. We have a significant presence in th European Union, as well as significant sales in th European Union, such that any changes in tax laws in the European Union will impact our business. The overall impact of such legislation in European Union member states is uncertain, and our business and financial condition could be adversely affected by any laws impacting our tax rate. The U.S. government has recently enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. The overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.
Our tax returns and other tax matters also are subject to examination by the U.S. Internal Revenue Service and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. We cannot guarantee the outcome of these examinations. If our effective tax rates were to increase, particularly in the United States, or in other countries implementing legislation to reform existing tax legislation, including the European Union and Germany, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our financial condition, operating results and cash flows could be adversely affected.

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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future, especially as our business continues to grow and our business plan continues to evolve. From January 1, 2021 through June 30, 2021, the closing price of our common stock on the Nasdaq Global

Select Market was as high as $431.72 per share and as low as $323.96 per share. In addition, the trading prices for our common stock and other medical device companies have been highly volatile as a result of the COVID-19 pandemic.
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
In December 2018, we entered into a five-year $200.0 million revolving credit agreement, which was subsequently amended on May 11, 2020. As of June 30, 2021, we had no outstanding borrowings, $6.4 million in outstanding letters of credit, and a total available balance of $193.6 million under our multi-currency revolving credit facility.
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
We have entered into a revolving credit agreement and a pledge and security agreement with JPMorgan Chase Bank and four other lenders to fund our business operations. These agreements impose numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of June 30, 2021, we were in compliance with the covenants imposed by the loan and security agreement. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
None.

ITEM 5 - OTHER INFORMATION
None.

ITEM 6 - EXHIBITS
The following exhibits are filed as a part of this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

3.1	Restated Certificate of Incorporation of DexCom, Inc.	8-K	000-51222	May 21, 2021	3.1

3.2	Amended and Restated Bylaws of DexCom, Inc.	8-K	000-51222	May 21, 2021	3.3

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 is formatted in Inline XBRL					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Dexcom specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXCOM, INC. (Registrant)

Dated:	July 29, 2021	By:	/s/ KEVIN R. SAYER
Kevin R. Sayer, Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Dated:	July 29, 2021	By:	/s/ JEREME M. SYLVAIN
Jereme M. Sylvain, Executive Vice President and Chief Financial Officer (Principal Financial Officer)