Form 10-Q
period 2021-09-30
DEXCOM INC
filed 2021-10-28
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 21, 2021, there were 96,922,034 shares of the registrant’s common stock outstanding.

DexCom, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Consolidated Balance Sheets
(Unaudited)

(In millions, except par value data)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,444.3	$817.6
Short-term marketable securities	1,253.6	1,890.1
Accounts receivable, net	529.1	428.5
Inventory	351.3	234.7
Prepaid and other current assets	77.9	53.9
Total current assets	3,656.2	3,424.8
Property and equipment, net	742.2	515.3
Operating lease right-of-use assets	91.3	93.3
Goodwill	23.9	19.3
Deferred tax assets	216.3	216.4
Intangibles and other assets, net	46.0	21.4
Total assets	$4,775.9	$4,290.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$598.0	$481.1
Accrued payroll and related expenses	115.3	114.3
Short-term operating lease liabilities	19.3	16.5
Deferred revenue	2.3	2.2
Total current liabilities	734.9	614.1
Long-term senior convertible notes	1,703.5	1,667.2
Long-term operating lease liabilities	102.9	101.8
Other long-term liabilities	98.5	80.9
Total liabilities	2,639.8	2,464.0
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 million shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 200.0 million shares authorized; 97.8 million and 96.9 million shares issued and outstanding, respectively, at September 30, 2021; and 96.9 million and 96.1 million shares issued and outstanding, respectively, at December 31, 2020	0.1	0.1
Additional paid-in capital	2,322.1	2,125.3
Accumulated other comprehensive income	1.4	3.2
Accumulated deficit	(28.0)	(202.1)
Treasury stock, at cost; 0.9 million shares at September 30, 2021 and 0.8 million shares at December 31, 2020	(159.5)	(100.0)
Total stockholders’ equity	2,136.1	1,826.5
Total liabilities and stockholders’ equity	$4,775.9	$4,290.5
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
Revenues	$650.2	$500.9	$1,750.3	$1,357.8
Cost of sales	203.3	160.5	542.4	476.8
Gross profit	446.9	340.4	1,207.9	881.0
Operating expenses:
Research and development	128.8	87.7	367.3	240.7
Selling, general and administrative	199.8	158.6	575.4	444.8
Total operating expenses	328.6	246.3	942.7	685.5
Operating income	118.3	94.1	265.2	195.5
Interest expense	(25.1)	(24.4)	(75.1)	(60.1)
Loss on extinguishment of debt	(0.8)	(0.5)	(0.8)	(5.9)
Interest and other income (expense), net	(1.7)	5.9	(0.7)	14.2
Income before income taxes	90.7	75.1	188.6	143.7
Income tax expense	19.8	2.9	14.5	5.3
Net income	$70.9	$72.2	$174.1	$138.4

Basic net income per share	$0.73	$0.75	$1.80	$1.48
Shares used to compute basic net income per share	96.9	95.8	96.6	93.8
Diluted net income per share	$0.71	$0.73	$1.74	$1.43
Shares used to compute diluted net income per share	100.5	99.5	99.8	96.9

See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net income	$70.9	$72.2	$174.1	$138.4
Other comprehensive income (loss), net of tax:
Translation adjustments and other	(1.3)	0.4	(1.4)	0.2
Unrealized gain (loss) on marketable debt securities	(0.1)	(1.1)	(0.4)	0.3
Total other comprehensive income (loss), net of tax	(1.4)	(0.7)	(1.8)	0.5
Comprehensive income	$69.5	$71.5	$172.3	$138.9

See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended September 30, 2021
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2021	96.7	$0.1	$2,193.6	$2.8	$(98.9)	$(100.0)	$1,997.6
Issuance of common stock under equity incentive plans	0.1	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	—	—	11.6	—	—	—	11.6
Conversions of 2023 Notes	0.2	—	24.3	—	—	5.6	29.9
Benefit of note hedge upon conversions of 2023 Notes	(0.1)	—	65.1	—	—	(65.1)	—
Share-based compensation expense	—	—	27.5	—	—	—	27.5
Net income	—	—	—	—	70.9	—	70.9
Other comprehensive loss, net of tax	—	—	—	(1.4)	—	—	(1.4)
Balance at September 30, 2021	96.9	$0.1	$2,322.1	$1.4	$(28.0)	$(159.5)	$2,136.1

	Three Months Ended September 30, 2020
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2020	95.4	$0.1	$2,079.8	$3.5	$(629.5)	$(100.0)	$1,353.9
Issuance of common stock under equity incentive plans	0.2	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	—	—	8.6	—	—	—	8.6
Repurchase and conversions of 2022 Notes	0.4	—	34.6	—	—	—	34.6
Share-based compensation expense	—	—	30.7	—	—	—	30.7
Net income	—	—	—	—	72.2	—	72.2
Other comprehensive loss, net of tax	—	—	—	(0.7)	—	—	(0.7)
Balance at September 30, 2020	96.0	$0.1	$2,153.7	$2.8	$(557.3)	$(100.0)	$1,499.3

See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Nine Months Ended September 30, 2021
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	96.1	$0.1	$2,125.3	$3.2	$(202.1)	$(100.0)	$1,826.5
Issuance of common stock under equity incentive plans	0.7	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	—	—	20.3	—	—	—	20.3
Conversions of 2023 Notes	0.2	—	24.3	—	—	5.6	29.9
Benefit of note hedge upon conversions of 2023 Notes	(0.1)	—	65.1	—	—	(65.1)	—
Share-based compensation expense	—	—	87.1	—	—	—	87.1
Net income	—	—	—	—	174.1	—	174.1
Other comprehensive loss, net of tax	—	—	—	(1.8)	—	—	(1.8)
Balance at September 30, 2021	96.9	$0.1	$2,322.1	$1.4	$(28.0)	$(159.5)	$2,136.1

	Nine Months Ended September 30, 2020
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	91.6	$0.1	$1,675.9	$2.3	$(695.7)	$(100.0)	$882.6
Issuance of common stock under equity incentive plans	1.0	—	0.3	—	—	—	0.3
Issuance of common stock for Employee Stock Purchase Plan	—	—	15.0	—	—	—	15.0
Equity component of 2025 Notes issuance, net of issuance costs	—	—	289.4	—	—	—	289.4
Repurchase and conversions of 2022 Notes	3.4	—	87.8	—	—	—	87.8
Share-based compensation expense	—	—	85.3	—	—	—	85.3
Net income	—	—	—	—	138.4	—	138.4
Other comprehensive income, net of tax	—	—	—	0.5	—	—	0.5
Balance at September 30, 2020	96.0	$0.1	$2,153.7	$2.8	$(557.3)	$(100.0)	$1,499.3

See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2021	2020
Operating activities
Net income	$174.1	$138.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	69.9	46.7
Share-based compensation	87.1	85.3
Loss on extinguishment of debt	0.8	5.9
Non-cash interest expense	66.7	52.0
Deferred income taxes	0.2	—
Other non-cash income and expenses	30.5	5.5
Changes in operating assets and liabilities:
Accounts receivable, net	(90.6)	(83.8)
Inventory	(106.2)	(80.9)
Prepaid and other assets	(18.2)	(11.8)
Operating lease right-of-use assets and liabilities, net	(0.1)	(1.3)
Accounts payable and accrued liabilities	115.3	126.6
Accrued payroll and related expenses	0.5	4.3
Deferred revenue and other liabilities	6.7	16.7
Net cash provided by operating activities	336.7	303.6
Investing activities
Purchases of marketable securities	(1,540.2)	(2,143.1)
Proceeds from sale and maturity of marketable securities	2,165.3	1,298.5
Purchases of property and equipment	(309.0)	(138.8)
Acquisitions, net of cash acquired	(31.6)	—
Other investing activities	(4.5)	(10.6)
Net cash provided by (used in) investing activities	280.0	(994.0)
Financing activities
Proceeds from issuance of convertible notes, net of issuance costs	—	1,188.8
Repurchase of convertible notes	—	(282.6)
Net proceeds from issuance of common stock	20.3	15.3
Other financing activities	(9.1)	(4.5)
Net cash provided by financing activities	11.2	917.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.9)	0.8
Increase in cash, cash equivalents and restricted cash	627.0	227.4
Cash, cash equivalents and restricted cash, beginning of period	818.2	446.4
Cash, cash equivalents and restricted cash, end of period	$1,445.2	$673.8

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,444.3	$673.5
Restricted cash	0.9	0.3
Total cash, cash equivalents and restricted cash	$1,445.2	$673.8

Supplemental disclosure of non-cash investing and financing transactions:
Shares issued for repurchase and conversions of senior convertible notes	$94.5	$1,350.9
Shares received under note hedge upon conversions of 2023 Notes	$(65.1)	$—
Acquisition of property and equipment included in accounts payable and accrued liabilities	$30.2	$27.8
Right-of-use assets obtained in exchange for operating lease liabilities	$12.2	$34.8
Right-of-use assets obtained in exchange for finance lease liabilities	$6.3	$33.4
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
Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. We experience seasonality that is typical in our industry, with lower sales in the first quarter of each year compared to the fourth quarter of the previous year.
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
We determine the functional currencies of our international subsidiaries by reviewing the environment where each subsidiary primarily generates and expends cash. For international subsidiaries whose functional currencies are the local currencies, we translate the financial statements into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for each period for revenue, costs and expenses. We include translation-related adjustments in comprehensive income and in accumulated other comprehensive income in the equity section of our consolidated balance sheets. We record gains and losses resulting from transactions with customers and vendors that are denominated in currencies other than the functional currency and from certain intercompany transactions in interest and other income (expense), net in our consolidated statements of operations.

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
Accounts receivable as of September 30, 2021 included unbilled accounts receivable of $9.2 million. We expect to invoice and collect all unbilled accounts receivable within 12 months.
We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation.
Our performance obligations are generally satisfied within 12 months of the initial contract date. The deferred revenue balance related to performance obligations that will be satisfied after 12 months was $13.8 million as of September 30, 2021 and $8.2 million as of December 31, 2020. These balances are included in other long-term liabilities in our consolidated balance sheets. Revenue recognized in the period from performance obligations satisfied in previous periods was not material for the periods presented.
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
The following table sets forth the computation of basic and diluted net income per share for the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net income	$70.9	$72.2	$174.1	$138.4

Net income per common share
Basic	$0.73	$0.75	$1.80	$1.48
Diluted	$0.71	$0.73	$1.74	$1.43

Basic weighted average shares outstanding	96.9	95.8	96.6	93.8
Dilutive potential common stock outstanding:
Restricted stock units	0.5	1.0	0.5	1.1
Warrants	3.1	2.7	2.7	2.0
Senior convertible notes	—	—	—	—
Diluted weighted average shares outstanding	100.5	99.5	99.8	96.9
Outstanding anti-dilutive securities not included in the diluted net income per share attributable to common stockholders calculations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Restricted stock units	—	—	—	—
Warrants	—	—	—	—
Senior convertible notes	7.0	7.2	7.0	8.8
Total	7.0	7.2	7.0	8.8

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
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This new guidance is intended to reduce the complexity of accounting for convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments. Entities may adopt ASU 2020-06 using either a partial retrospective or fully retrospective method of transition. This ASU is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We will adopt ASU 2020-06 in the first quarter of 2022, and expect to use the full retrospective method, reflecting the application of the new standard in each prior reporting period. We have started the process of evaluating the impact of the full retrospective adoption of ASU 2020-06 on our consolidated financial statements. We expect the adoption of ASU 2020-06 will lead to an increase in the carrying value of the senior convertible notes on our Consolidated Balance Sheets.

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
The following table summarizes financial assets that we measured at fair value on a recurring basis as of September 30, 2021, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$782.8	$250.0	$—	$1,032.8

Debt securities, available for sale:
U.S. government agencies	—	898.8	—	898.8
Commercial paper	—	254.8	—	254.8
Corporate debt	—	100.0	—	100.0
Total debt securities, available for sale	—	1,253.6	—	1,253.6

Other assets (1)	6.3	—	—	6.3

Total assets measured at fair value on a recurring basis	$789.1	$1,503.6	$—	$2,292.7
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
There were no transfers into or out of Level 3 securities during the three and nine months ended September 30, 2021.
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
Fair Value of Senior Convertible Notes
The fair value, based on trading prices (Level 1), of our senior convertible notes were as follows as of the dates indicated:

	Fair Value Measurements Using Level 1
(In millions)	September 30, 2021	December 31, 2020
Senior Convertible Notes due 2023	$2,719.0	$1,936.4
Senior Convertible Notes due 2025	1,432.2	1,219.2
Total fair value of outstanding senior convertible notes	$4,151.2	$3,155.6
For more information on the carrying values of our senior convertible notes, see Note 4, “Debt.”
Foreign Currency and Derivative Financial Instruments
From time to time we engage in hedging transactions to reduce foreign currency risks. The fair values of these derivatives are based on quoted market prices, which are Level 1 inputs, and the derivative instruments are recorded in current assets or current liabilities in our consolidated balance sheets consistent with the nature of the instrument at period end. Derivative gains and losses are included in interest and other income (expense), net in our consolidated statements of operations.
As of September 30, 2021 and December 31, 2020, notional amounts of $48.0 million and $48.0 million, respectively, were outstanding to hedge certain foreign currency risk. The resulting impact on our consolidated financial statements from currency hedging activities was not significant for the three and nine months ended September 30, 2021 or 2020.
Our foreign currency exposures vary but are primarily concentrated primarily in the Australian Dollar, the British Pound, the Canadian Dollar, and the Euro. We monitor the costs and the impact of foreign currency risks upon our financial results as part of our risk management program. We do not use derivative financial instruments for speculation or trading purposes or for activities other than risk management. We do not require and are not required to pledge collateral for these financial instruments and we do not carry any master netting arrangements to mitigate the credit risk.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
In accordance with authoritative guidance, we measure certain non-financial assets and liabilities at fair value on a non-recurring basis. These measurements are usually performed using the discounted cash flow method or cost method and Level 3 inputs. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets, and property and equipment, are measured at fair value when there are indicators of impairment and are recorded at fair value only when any impairment is recognized. We recorded no significant impairment losses during the three and nine months ended September 30, 2021 and 2020.

3. Balance Sheet Details

Short-Term Marketable Securities
Short-term marketable securities, consisting of debt securities, were as follows as of the dates indicated:

	September 30, 2021
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available for sale:
U.S. government agencies	$898.9	$—	$(0.1)	$898.8
Commercial paper	254.8	—	—	254.8
Corporate debt	100.1	—	(0.1)	100.0
Total debt securities, available for sale	$1,253.8	$—	$(0.2)	$1,253.6

	December 31, 2020
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available for sale:
U.S. government agencies	$1,570.4	$0.1	$(0.1)	$1,570.4
Commercial paper	258.7	0.1	—	258.8
Corporate debt	60.9	—	—	60.9
Total debt securities, available for sale	$1,890.0	$0.2	$(0.1)	$1,890.1
As of September 30, 2021, the estimated market value of available-for-sale securities with contractual maturities up to 12 months and up to 18 months were $1,083.7 million and $169.9 million, respectively. As of December 31, 2020, all of our debt securities had contractual maturities of less than 12 months. Gross realized gains and losses on sales of our debt securities for the three and nine months ended September 30, 2021 and September 30, 2020 were not significant.
We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities at September 30, 2021 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Inventory

(In millions)	September 30, 2021	December 31, 2020
Raw materials	$129.1	$69.9
Work-in-process	18.4	14.2
Finished goods	203.8	150.6
Total inventory	$351.3	$234.7

Property and Equipment

(In millions)	September 30, 2021	December 31, 2020
Land (1)	$15.6	$15.6
Building (1)	49.1	49.2
Furniture and fixtures	27.7	15.3
Computer software and hardware	45.5	35.7
Machinery and equipment	241.5	198.9
Leasehold improvements	242.4	135.8
Construction in progress	323.4	219.0
Total cost	945.2	669.5
Less accumulated depreciation and amortization	(203.0)	(154.2)
Total property and equipment, net	$742.2	$515.3
(1) Represents finance lease right-of-use assets.

Intangibles and Other Assets, Net
We recorded net intangible assets of $23.4 million, consisting primarily of customer-related relationship, as result of an acquisition in the third quarter of 2021.

Accounts Payable and Accrued Liabilities

(In millions)	September 30, 2021	December 31, 2020
Accounts payable trade	$210.0	$163.3
Accrued tax, audit, and legal fees	34.0	15.3
Accrued rebates	293.4	247.0
Accrued warranty	12.5	11.7
Other accrued liabilities	48.1	43.8
Total accounts payable and accrued liabilities	$598.0	$481.1

Accrued Payroll and Related Expenses

(In millions)	September 30, 2021	December 31, 2020
Accrued wages, bonus and taxes	$88.4	$87.7
Other accrued employee benefits	26.9	26.6
Total accrued payroll and related expenses	$115.3	$114.3

Other Long-Term Liabilities

(In millions)	September 30, 2021	December 31, 2020
Finance lease obligations	$57.8	$54.0
Contractual obligations	12.6	12.6
Other liabilities	28.1	14.3
Total other long-term liabilities	$98.5	$80.9

4. Debt

Senior Convertible Notes
The carrying amounts of our senior convertible notes were as follows as of the dates indicated:

(Dollars in millions)	September 30, 2021	December 31, 2020
Principal amount:
Senior Convertible Notes due 2023	$817.4	$850.0
Senior Convertible Notes due 2025	1,207.5	1,207.5
Total principal amount	2,024.9	2,057.5
Unamortized debt discount	(305.7)	(371.1)
Unamortized debt issuance costs	(15.7)	(19.2)
Carrying amount of liability component	$1,703.5	$1,667.2

Carrying amount of equity component	$454.5	$461.0

Remaining amortization period of debt discount on the liability component:
Senior Convertible Notes due 2023	2.2 years	2.9 years
Senior Convertible Notes due 2025	4.1 years	4.9 years
For our senior convertible notes for which the if-converted value exceeded the principal amount, the amount in excess of principal was as follows as of the dates indicated:

(In millions)	September 30, 2021	December 31, 2020
Senior Convertible Notes due 2023	$1,903.6	$1,077.5
Senior Convertible Notes due 2025	163.9	—
Total by which the notes’ if-converted value exceeds their principal amount	$2,067.5	$1,077.5

The following table summarizes the components of interest expense and the effective interest rates for each of our senior convertible notes for the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Cash interest expense:
Contractual coupon interest (1),(2)	$2.4	$2.4	$7.0	$7.1
Non-cash interest expense:
Accretion of debt discount	20.8	20.0	62.1	48.3
Amortization of debt issuance costs	1.1	1.1	3.3	3.1
Total interest expense recognized on senior notes	$24.3	$23.5	$72.4	$58.5

Effective interest rates:
Senior Convertible Notes due 2022 (2)	*	5.1%	*	5.1%
Senior Convertible Notes due 2023	5.6%	5.6%	5.6%	5.6%
Senior Convertible Notes due 2025	5.5%	5.5%	5.5%	5.5%
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
Repurchase, Conversion, and Redemption of 2022 Notes
In May 2020, we used approximately $282.6 million of the net proceeds from the 2025 Notes offering described below and issued 1,953,067 shares of Dexcom common stock to repurchase $260.0 million principal amount outstanding of the 2022 Notes and the associated conversion feature of the repurchased notes (which was recorded in additional paid-in capital). Holders of $37.2 million in aggregate principal amount of the 2022 Notes elected conversion at their option during the three months ended September 30, 2020, for a total of $140.0 million aggregate principal amount of the 2022 Notes converted at the holders’ option during the nine months ended September 30, 2020. We settled these conversions by issuing 375,178 and 1,412,497 shares of our common stock during the three and nine months ended September 30, 2020, respectively.
As a result of the repurchase and conversions of the 2022 Notes, we recorded losses on extinguishment of debt of $0.5 million and $5.9 million for the three and nine months ended September 30, 2020, respectively. The losses on extinguishment of debt included the unamortized debt issuance costs for the 2022 Notes.
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

Holders of $32.6 million in aggregate principal amount of the 2023 Notes elected conversion at their option during the three months ended September 30, 2021. We settled these conversions by issuing a combination of common stock and treasury stock. We issued 197,816 shares and 197,876 shares to settle the converted 2023 Notes during the three and nine months ended September 30, 2021, respectively, of which 45,745 shares were issued out of treasury stock. As a result of the elected conversions, we recorded a loss on extinguishment of debt of $0.8 million. We received 122,209 shares of common stock from the exercise of a portion of the 2023 Note Hedge we purchased concurrently with the issuance of the 2023 Notes, as described below.
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
Circumstance (1) listed above occurred during the quarters ended December 31, 2020, March 31, 2021, and June 30, 2021. As a result, the 2023 Notes were convertible at the option of the holder from January 1, 2021 through September 30, 2021. Circumstance (1) listed above also occurred during the quarter ended September 30, 2021 and as a result, the 2023 Notes will remain convertible at the option of the holder from October 1, 2021 through December 31, 2021.
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
2023 Note Hedge
In connection with the offering of the 2023 Notes, in November 2018 we entered into convertible note hedge transactions with two of the initial purchasers of the 2023 Notes (the 2023 Counterparties) entitling us to purchase up to 5.2 million shares of our common stock at an initial price of $164.29 per share, each of which is subject to adjustment. The cost of the 2023 Note Hedge was $218.9 million and we accounted for it as an equity instrument by recognizing $218.9 million in additional paid-in capital during 2018. The 2023 Note Hedge will expire on December 1, 2023. The 2023 Note Hedge is expected to reduce the potential equity dilution upon any conversion of the 2023 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2023 Notes if the daily volume-weighted average price per share of our common stock exceeds the strike price of the 2023 Note Hedge. The strike price of the 2023 Note Hedge initially corresponds to the conversion price of the 2023 Notes and is subject to certain adjustments under the terms of the 2023 Note Hedge. An assumed exercise of the 2023 Note Hedge by us is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share. See above for conversion activity related to the 2023 Notes and shares received as the result of exercising a portion of the 2023 Note Hedge.
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
Information related to availability and outstanding borrowings on our Credit Agreement is as follows as of the date indicated:

(In millions)	September 30, 2021
Available principal amount	$200.0
Letters of credit sub-facility	10.0
Outstanding borrowings	—
Outstanding letters of credit	6.4
Total available balance	$193.6
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
Our obligations under the Credit Agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of Dexcom and the guarantors, including all or a portion of the equity interests of our domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge). The Credit Agreement contains covenants that limit certain indebtedness, liens, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents, and sale and leaseback transactions of Dexcom or any of its domestic subsidiaries. The Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of September 30, 2021.

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
During the quarters ended June 30, 2021 and September 30, 2021, we and certain Abbott entities served complaints for patent infringement against each other in multiple jurisdictions, inside and outside the United States. We intend to vigorously pursue our claims and defenses in these cases to protect our intellectual property and to defend against Abbott’s infringement allegations.
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

6. Income Taxes
We estimate our annual effective tax rate to be 27.8% for the full year 2021, which differed from the U.S. federal statutory rate due to state and foreign income taxes, nondeductible executive compensation, and increases to unrecognized tax benefits offset by federal research tax credits generated. Our positive effective tax rate of 7.7% for the nine months ended September 30, 2021 was due to excess tax benefits recognized for employee share-based compensation and a one-time tax benefit related to the revaluation of our U.K. net operating loss deferred tax asset resulting from the increase in the U.K. corporate tax rate from 19% to 25% effective April 2023.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Cost of sales	$2.0	$4.8	$6.6	$10.8
Research and development	9.8	9.9	31.3	27.9
Selling, general and administrative	15.7	16.0	49.2	46.6
Total share-based compensation expense	$27.5	$30.7	$87.1	$85.3
At September 30, 2021, unrecognized estimated compensation costs related to RSUs, PSUs and ESPP totaled $178.2 million and is expected to be recognized through 2024.
Equity Award Activity
The total vest date fair value of RSUs and PSUs that vested during the nine months ended September 30, 2021 was $240.4 million and $29.5 million, respectively.

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
Dexcom is domiciled in the United States. We sell our CGM systems through a direct sales force in the United States, Australia, Canada, New Zealand, and some countries in Europe, and through distribution arrangements in the United States, and certain countries in Africa, Asia, Europe, Latin America, and the Middle East, as well as Australia, Canada, and New Zealand.
Revenues by geographic region
During the three and nine months ended September 30, 2021 and 2020, no individual country outside the United States generated revenue that represented more than 10% of our total revenue. The table below sets forth revenues by our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the components. The majority of our long-lived assets are located in the United States.

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total
United States	$489.6	75%	$398.6	80%
Outside of the United States	160.6	25%	102.3	20%
Total revenues	$650.2	100%	$500.9	100%

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total
United States	$1,332.3	76%	$1,058.0	78%
Outside of the United States	418.0	24%	299.8	22%
Total revenues	$1,750.3	100%	$1,357.8	100%
Revenues by customer sales channel
The following table sets forth revenues by major sales channel for the periods shown:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Distributor	$552.3	85%	$382.4	76%
Direct	97.9	15%	118.5	24%
Total revenues	$650.2	100%	$500.9	100%

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Distributor	$1,438.9	82%	$1,000.2	74%
Direct	311.4	18%	357.6	26%
Total revenues	$1,750.3	100%	$1,357.8	100%

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

Global Presence

We have built a direct sales organization in the United States, Australia, Canada, New Zealand, and certain countries in Europe to call on health care professionals, such as endocrinologists, physicians and diabetes educators, who can educate and influence patient adoption of continuous glucose monitoring. To complement our direct sales efforts, we have entered into distribution arrangements in the United States, and certain countries in Africa, Asia, Europe, Latin America, and the Middle East, as well as Australia, Canada, and New Zealand that allow distributors to sell our products.

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

Impact of COVID-19 Pandemic

During 2020 and 2021, we have been subject to challenging social and economic conditions created as a result of the novel strain of coronavirus, SARS-CoV-2 (COVID-19). These conditions continue to create various financial impacts to our operations by necessitating precautions for our personnel to operate safely both in person as well as remotely. Costs incurred include items like incremental payroll costs, consulting support, IT infrastructure and facilities-related costs.

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
Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There were no material changes to our critical accounting policies during the nine months ended September 30, 2021.

Results of Operations

Key Highlights for the Three Months Ended September 30, 2021

Revenues	Gross Profit	Operating Income
$650.2 million	$446.9 million	$118.3 million
up 30% from the same period 2020	up 31% from the same period 2020	up 26% from the same period 2020

Net Income	Operating Cash Flow	Cash, Cash Equivalents, & Short-Term Marketable Securities
$70.9 million	$247.3 million	$2.70 billion
down 2% from the same period 2020	up 68% from the same period 2020	down .4% from fiscal year 2020

Financial Overview

Financial Overview

	Three Months Ended September 30,		2021 - 2020
(In millions, except per share amounts)	2021	2020	$ Change	% Change
Revenues	$650.2	$500.9	$149.3	30%
Cost of sales	203.3	160.5	42.8	27%
Gross profit	$446.9	$340.4	$106.5	31%
Gross profit as a percent of total revenue	68.7%	68.0%

Operating income	$118.3	$94.1	$24.2	26%
Net income	70.9	72.2	(1.3)	(2)%

Basic net income per share	0.73	0.75	(0.02)	(3)%
Diluted net income per share	$0.71	$0.73	$(0.02)	(3)%

	Nine Months Ended September 30,		2021 - 2020
(In millions, except per share amounts)	2021	2020	$ Change	% Change
Revenues	$1,750.3	$1,357.8	$392.5	29%
Cost of sales	542.4	476.8	65.6	14%
Gross profit	$1,207.9	$881.0	$326.9	37%
Gross profit as a percent of total revenue	69.0%	64.9%

Operating income	$265.2	$195.5	$69.7	36%
Net income	174.1	138.4	35.7	26%

Basic net income per share	1.80	1.48	0.32	22%
Diluted net income per share	$1.74	$1.43	$0.31	22%

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
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base, partially offset by increased volumes in the U.S. pharmacy channel at a lower price aligned with the evolution of our U.S. channel strategy. Disposable sensor and other revenue comprised approximately 84% of total revenue and Reusable Hardware revenue comprised approximately 16% of total revenue for the three months ended September 30, 2021. Disposable sensor and other revenue comprised approximately 81% of total revenue and Reusable Hardware revenue comprised approximately 19% of total revenue for the three months ended September 30, 2020.
Cost of sales increased primarily due to increased sales volume. The increase in gross profit and gross profit margin in the third quarter of 2021 compared to the third quarter of 2020 were primarily driven by increased revenues and cost savings associated with incremental improvements to product design and manufacturing efficiencies.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base, partially offset by increased volumes in the U.S. pharmacy channel at a lower price aligned with the evolution of our U.S. channel strategy. Disposable sensor and other revenue comprised approximately 84% of total revenue and Reusable Hardware revenue comprised approximately 16% of total revenue for the nine months ended

September 30, 2021. Disposable sensor and other revenue comprised approximately 81% of total revenue and Reusable Hardware revenue comprised approximately 19% of total revenue for the nine months ended September 30, 2020.
Cost of sales increased primarily due to increased sales volume. The increase in gross profit and gross profit margin in the first nine months of 2021 compared to the first nine months of 2020 were primarily driven by increased revenues and cost savings associated with incremental improvements to product design and manufacturing efficiencies.

Operating Expenses

Quarter Ended September 30, 2021 Compared to Quarter Ended September 30, 2020
	Three Months Ended September 30,		2021 - 2020
(In millions)	2021	2020	$ Change	% Change
Research and development	$128.8	$87.7	$41.1	47%
as a % of total revenue	20%	18%
Selling, general and administrative	199.8	158.6	41.2	26%
as a % of total revenue	31%	32%
Total operating expenses	$328.6	$246.3	$82.3	33%
as a % of total revenue (1)	51%	49%
(1) The sum of the individual percentages may not equal the total due to rounding.
Research and Development Expense
Research and development expense increased primarily due to $20.0 million in additional third party and consulting fees primarily related to software, $14.1 million in additional salaries, bonuses, and payroll-related costs, and $2.6 million in additional clinical trials costs. We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.
Selling, General and Administrative Expense
Selling, general and administrative expense increased primarily due to $13.4 million in additional salaries, bonuses, and payroll-related costs, $12.1 million in additional advertising and marketing costs, and $5.2 million in additional legal costs partially offset by $4.7 million in lower third party service provider fees.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

	Nine Months Ended September 30,		2021 - 2020
(In millions)	2021	2020	$ Change	% Change
Research and development	$367.3	$240.7	$126.6	53%
as a % of total revenue	21%	18%
Selling, general and administrative	575.4	444.8	130.6	29%
as a % of total revenue	33%	33%
Total operating expenses	$942.7	$685.5	$257.2	38%
as a % of total revenue	54%	50%
(1) The sum of the individual percentages may not equal the total due to rounding.
Research and Development Expense
Research and development expense increased primarily due to $51.3 million in additional third party and consulting fees primarily related to software, $42.1 million in additional salaries, bonuses, and payroll-related costs, and $11.7 million in additional clinical trials costs. We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.

Selling, General and Administrative Expense
Selling, general and administrative expense increased primarily due to $56.5 million in additional advertising and marketing costs, $46.7 million in additional salaries, bonuses, and payroll-related costs, $8.7 million of investments in customer experience, partially offset by $9.2 million in lower third party service provider fees.

Non-Operating Income and Expenses
Interest Expense
Interest expense is comprised primarily of costs related to our senior convertible notes. Interest expense increased $0.7 million to $25.1 million for the three months ended September 30, 2021 compared to $24.4 million for the same period of 2020. Interest expense increased $15.0 million to $75.1 million for the nine months ended September 30, 2021 compared to $60.1 million for the nine months ended September 30, 2020. The increase in interest expense for the periods presented is primarily due to the May 2020 issuance of our 2025 Notes.
Loss on Extinguishment of Debt
We recorded a $0.8 million loss on extinguishment of debt during the three and nine months ended September 30, 2021 in connection with the conversions of a portion of our 2023 Notes. We recorded losses on extinguishment of debt of $0.5 million and $5.9 million during the three and nine months ended September 30, 2020, respectively, in connection with the repurchase and conversions of our 2022 Notes. See Note 4 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information about these transactions.
Interest and Other Income (Expense), Net
Interest and other income (expense), net consists primarily of interest income on our marketable debt securities portfolio and foreign currency transaction gains and losses due to the effects of foreign currency fluctuations. Interest income was $0.3 million and $1.2 million for the three and nine months ended September 30, 2021, respectively, compared to $2.4 million and $12.0 million for the three and nine months ended September 30, 2020, respectively. The decrease in interest income for the three months ended September 30, 2021 was primarily related to a decrease in average invested balances compared to the same period in 2020. The decrease in interest income for the nine months ended September 30, 2021 was primarily related to a decline in market interest rates, partially offset by an increase in average invested balances compared to the same period in 2020.
Income Tax Expense
We recorded income tax expense of $19.8 million on pre-tax income of $90.7 million for the three months ended September 30, 2021 compared to income tax expense of $2.9 million on pre-tax income of $75.1 million for the three months ended September 30, 2020.
We recorded income tax expense of $14.5 million on pre-tax income of $188.6 million for the nine months ended September 30, 2021 and income tax expense of $5.3 million on pre-tax income of $143.7 million for the nine months ended September 30, 2020.
Our estimated annual effective tax rate from normal, recurring operations did not change materially during the three months ended September 30, 2021. Our income tax expense for the three months ended September 30, 2021 also includes the discrete impact of excess tax benefits from stock compensation. Our income tax expense for the prior period is attributable to foreign and state income tax expense in taxable jurisdictions with no net operating losses. We maintained a valuation allowance on our deferred tax assets during the prior period, most of which was released in the fourth quarter of 2020.
Our income tax expense for the nine months ended September 30, 2021 is primarily attributable to income tax expense from normal, recurring operations at an estimated annual effective tax rate of 27.8%, offset by excess tax benefits from stock compensation net of disallowed executive compensation and a one-time tax benefit related to the revaluation of our U.K. net operating loss deferred tax asset resulting from the increase in the U.K. corporate tax rate from 19% to 25%, effective April 2023. Income tax expense in the prior period is primarily related to foreign income taxes in jurisdictions with current taxable income. We maintained a valuation allowance on our deferred tax assets during the prior period, most of which was released in the fourth quarter of 2020.

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
A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in U.S. dollars. Accordingly, our assessment is that we have no material net exposure to foreign currency exchange rate fluctuations at this time. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Australian Dollar, the British Pound, the Canadian Dollar, and the Euro, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We currently engage in hedging transactions to reduce foreign currency risks. We will continue to monitor and manage our financial exposures due to exchange rate fluctuations as an integral part of our overall risk management program. Our cash, cash equivalents and short-term marketable securities totaled $2.70 billion as of September 30, 2021. None of those funds were restricted and approximately 95% of those funds were located in the United States.
Our cash, cash equivalents and short-term marketable securities as of September 30, 2021 decreased by $9.8 million from December 31, 2020 due to the factors described in “Cash Flows” below. We believe that our cash, cash equivalents, and marketable securities balances, projected cash contributions from our commercial operations, and our $200.0 million revolving line of credit, of which $193.6 million remains available, will be sufficient to meet our anticipated seasonal working capital needs, capital expenditure requirements, contractual obligations, commitments, debt service requirements, and other liquidity requirements associated with our operations for at least the next 12 months.
Revolving Credit Agreement
On December 19, 2018, we entered into an amended and restated revolving credit agreement which was subsequently amended on May 11, 2020 (as amended, the Credit Agreement). The Credit Agreement provides for available principal amount of $200.0 million which can be increased up to $500.0 million at our option subject to customary conditions and approval of our lenders.
As of September 30, 2021, we had no outstanding borrowings, $6.4 million in outstanding letters of credit, and a total available balance of $193.6 million under the Credit Agreement.
On October 13, 2021, we amended and restated the Credit Agreement (as amended and restated, the Amended Credit Agreement). The Amended Credit Agreement also includes a subfacility of up to $25.0 million for letters of credit. Subject to customary conditions and the approval of any lender whose commitment would be increased, we have the option to increase the maximum principal amount available under the Amended Credit Agreement by up to an additional $300.0 million, resulting in a maximum available principal amount of $500.0 million. However, at this time none of the lenders have committed to provide any such increase in their commitments. Revolving loans under the Amended Credit Agreement will be available for general corporate purposes, including working capital and capital expenditures.
We monitor counterparty risk associated with the institutional lenders that are providing this credit facility. We currently believe that this credit facility will be available to us should we choose to borrow under it.
Senior Convertible Notes
The following table summarizes our outstanding senior convertible note obligations as of September 30, 2021:

Issuance Date	Coupon Rate	Aggregate Principal (in millions)	Maturity Date	Initial Conversion Rate per Share of Common Stock	Conversion Price per Share of Common Stock
November 2018	0.75%	$817.4	December 1, 2023	6.0869	$164.29
May 2020	0.25%	1,207.5	November 15, 2025	1.6655	$600.42
		$2,024.9
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
2023 Note Hedge
In connection with the offering of the 2023 Notes, in November 2018 we entered into convertible note hedge transactions (the 2023 Note Hedge) with two of the initial purchasers of the 2023 Notes (the 2023 Counterparties) entitling us to purchase up to 5.2 million shares of our common stock at an initial price of $164.29 per share, each of which is subject to adjustment. The cost of the 2023 Note Hedge was $218.9 million and it will expire on December 1, 2023. The 2023 Note Hedge is expected to reduce the potential equity dilution upon any conversion of the 2023 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2023 Notes if the daily volume-weighted average price per share of our common stock exceeds the strike price of the 2023 Note Hedge. The strike price of the 2023 Note Hedge initially corresponds to the conversion price of the 2023 Notes and is subject to certain adjustments under the terms of the 2023 Note Hedge. See

Note 4 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for conversion activity related to the 2023 Notes and shares received as the result of exercising a portion of the 2023 Note Hedge.
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

Cash Flows

Cash Flows Summary 2021 YTD vs. 2020 YTD
$1,500.0 million
$1,000.0 million
$500.0 million
$— million
$(500.0) million
$(1,000.0) million
$(1,500.0) million
$336.7 million
$280.0 million
$11.2 million
$303.6 million
$(994.0) million
$917.0 million
YTD 2021
YTD 2020
Operating Cash Flows
Investing Cash Flows
Financing Cash Flows

As of September 30, 2021, we had $2.70 billion in cash, cash equivalents and short-term marketable securities, which is a decrease of $9.8 million compared to $2.71 billion as of December 31, 2020.
The primary cash flows during the nine months ended September 30, 2021 and 2020 are described below. See the consolidated financial statements in Part I, Item 1 of this Quarterly Report for complete consolidated statements of cash flows for these periods.

Nine Months Ended
	September 30, 2021	September 30, 2020

Operating Cash Flows	$174.1 million of net income and $255.2 million of net non-cash adjustments, partially offset by $92.6 million of net changes in working capital balances	$138.4 million of net income and $195.4 million of net non-cash adjustments, partially offset by $30.2 million of net changes in working capital balances
	Net non-cash adjustments were primarily related to share-based compensation, non-cash interest expense for our senior convertible notes, and depreciation and amortization.	Net non-cash adjustments were primarily related to share-based compensation, non-cash interest expense for our senior convertible notes, and depreciation and amortization.

Investing Cash Flows	$625.1 million net proceeds from marketable securities	$844.6 million net purchases of marketable securities
	$309.0 million capital expenditures	$138.8 million capital expenditures
$31.6 million in acquisitions, net of cash acquired
$4.0 million in minority equity investments

Financing Cash Flows	$20.3 million in proceeds from the issuance of common stock under our employee stock plans	$1.19 billion in proceeds from issuance of convertible notes, net of issuance costs
	$9.1 million in payments for financing leases	$15.3 million in proceeds from the issuance of common stock under our employee stock plans
$282.6 million cash outflow for repurchase of convertible notes

Contractual Obligations
We presented our contractual obligations as of December 31, 2020 in our Annual Report on Form 10-K for the twelve months then ended. There were no significant changes to our 2025 Notes and lease obligations. See Note 4 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for conversion activity related to our 2023 Notes. As of September 30, 2021, we had approximately $503.9 million of open purchase orders and contractual obligations in the ordinary course of business, the majority of which are due within one year.

Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
Foreign Currency Exchange Risk
A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in U.S. dollars. Accordingly, our assessment is that we have no material net exposure to foreign currency exchange rate fluctuations at this time. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Australian Dollar, the British Pound, the Canadian Dollar, and the Euro, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.
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
We record exchange rate fluctuations resulting from the translation of the short-term intercompany balances between domestic entities and our international subsidiaries as foreign currency transaction gains or losses and include them in interest and other income (expense), net in our consolidated statements of operations. We occasionally enter into foreign currency forward contracts in order to partially offset the impact from fluctuation of the foreign currency rates. As of September 30, 2021, we had foreign currency forward contracts outstanding with a notional amount of $48.0 million.
The fair values of these derivatives are based on quoted market prices, which are Level 1 inputs, and the derivative instruments are recorded in other current assets or other current liabilities in our consolidated balance sheets consistent with the nature of the instrument at period end. Derivative gains and losses are included in interest and other income (expense), net in our consolidated statements of operations.
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

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and timely communicated to management, including our Chief Executive Officer and Chief Financial Officer, recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures. Based on their evaluation as of September 30, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date for this purpose.
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
During the quarters ended June 30, 2021 and September 30, 2021, we and certain Abbott entities served complaints for patent infringement against each other in multiple jurisdictions, inside and outside the United States. We intend to vigorously pursue our claims and defenses in these cases to protect our intellectual property and to defend against Abbott’s infringement allegations.
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
As of September 30, 2021, the seven largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. In addition, we have negotiated contracted rates with all seven of those third-party payors for the purchase of our current CGM systems by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on CGM devices, in a sizeable percentage of cases, under durable medical equipment benefits, those coverage policies frequently are restrictive and require significant medical documentation and other requirements in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. Moreover, it is not uncommon for governmental, including federal and/or state, agencies and their contractors to conduct periodic routine billing and compliance reviews that may entail extensive documentation requests, cooperation with which may require significant time and resources, and may result in identification of overpayments that may need to be refunded.
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
Our distribution agreements with Byram and affiliates, Cardinal Health and affiliates (including Edgepark Medical Supplies), AmerisourceBergen, and McKesson, our four most significant distributors, each generated 10% or more of our total revenue during the nine months ended September 30, 2021. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. Moreover our shift of durable medical equipment sales from our direct sales force to distributors could result in negative impacts on the quality or efficacy of our customer sales and support experience. A substantial decrease or loss of these sales could have a material adverse effect on our financial results and operating performance.
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
As a medical device manufacturer, we fall within a “critical essential infrastructure” sector, specifically the “Healthcare/Public Health” sector, and is considered exempt under various stay at home/shelter in place orders, including the California Executive Order N-33-20 (Stay at Home Order) dated March 19, 2020, as amended from time to time. Accordingly, our employees in California and other locations may continue to work because of the importance of our operations to the health and well-being of citizens in the states in which we operate. Consistent with these Stay at Home Orders, we have implemented telework policies wherever possible for appropriate categories of “nonessential” employees. “Essential” employees that are unable to telework continue to work at our facilities, and we have implemented appropriate safety measures, including social distancing, face covering, and increased sanitation standards. We have also suspended any requirement for an employee to obtain a doctor’s note to be absent from or return to the workplace, and are following guidance from the Center for Disease Control and the Occupational Safety and Health Administration regarding suspension of nonessential travel, self-isolation recommendations for employees returning from certain geographic areas, confirmed reports of any COVID-19 diagnosis among our employees, and the return of such employees to our workplace. Pursuant to updated guidance from the Equal Employment

Opportunity Commission, we are engaging in limited and appropriate inquiries of employees regarding potential COVID-19 exposure, based on the direct threat that such exposure may present to our workforce. We continue to address other unique situations that arise among our workforce due to the COVID-19 pandemic on a case-by-case basis. While we believe that we have taken appropriate measures to ensure the health and well-being of our “essential” employees, there can be no assurances that our measures will be sufficient to protect our employees in our workplace or that they may otherwise be exposed to COVID-19 outside of our workplace. If a number of our essential employees become ill, incapacitated or are otherwise unable to continue working during the current or any future epidemic, our operations may be adversely impacted.
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
Our operations in countries outside the United States, which accounted for approximately 24% of our revenues for the nine months ended September 30, 2021, are accompanied by certain financial and other risks. In addition to opening offices in Austria, Canada, Germany, the Philippines, Switzerland, Lithuania, and the United Kingdom, in connection with distributor acquisitions and otherwise, we intend to continue to pursue growth opportunities in sales outside the United States, especially in Asia (including Japan and Korea) and Europe, and we may increase our use of administrative and support functions from locations outside the United States, which could expose us to greater risks associated with our sales and operations. As we pursue opportunities outside the United States, we may become more exposed to these risks and our ability to scale our operations effectively may be affected. For example, we are building out a manufacturing facility in Malaysia.
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
Moreover, the tax laws in which we and our subsidiaries do business could change on a prospective or retroactive basis, and any such changes could adversely affect our business and financial condition. There is growing pressure in many jurisdictions, including the United States, and from multinational organizations such as the Organization for Economic Cooperation and Development (OECD) and the European Union to amend existing international tax rules in order to render them more responsive to current global business practices. For example, the OECD has published a package of measures for reform of the international tax rules as a product of its Base Erosion and Profit Shifting (BEPS) initiative, which was endorsed by the G20 finance ministers. Many of the initiatives in the BEPS package require amendments to the domestic tax legislation of various jurisdictions. Separately, the European Union is asserting that a number of country-specific favorable tax regimes and rulings in certain member states may violate, or have violated, European Union law, and may require rebates of some or all of the associated tax benefits to be paid by benefited taxpayers in particular cases. In 2016, the European Union adopted the "Anti-Tax Avoidance Directive," which requires European Union member states to implement measures to prohibit tax avoidance practices, and Germany published the European Union Anti-Tax Avoidance Directive Implementation Law on June 30, 2021. We have a significant presence in the European Union, as well as significant sales in the European Union, such that any changes in tax laws in the European Union will impact our business. The overall impact of such legislation in European Union member states is uncertain, and our business and financial condition could be adversely affected by any laws impacting our tax rate.
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
On June 23, 2016, the United Kingdom, or U.K., held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” On June 23, 2016, the United Kingdom, or U.K., held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” As a result, the U.K. left the European Union on January 31, 2020, and this began a transition period that ended on December 31, 2020, during which the U.K. government negotiated the terms of the U.K.’s future relationship with the E.U. In December 2020, the U.K. and E.U. agreed on a trade and cooperation agreement that was applied provisionally from January 1, 2021 until it was ratified by the parties to the agreement. On December 31, 2020, the U.K. passed legislation giving effect to the trade and cooperation agreement, and the E.U. formally adopted the agreement on May 1, 2021. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the trade and cooperation agreement or otherwise, could prevent us from marketing our CGM systems in the U.K. and/or the E.U. and restrict our ability to generate revenue and achieve and sustain profitability. Under the trade and cooperation agreement, U.K. service suppliers no longer benefit from automatic access to the entire E.U. single market, U.K. goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the U.K. and the E.U. Depending on the application of the terms of the trade and cooperation agreement, we could face new regulatory costs and challenges which could have a material adverse effect on our business, results of operations, or financial condition.
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
We have incurred significant operating losses in the past. As of September 30, 2021, we had an accumulated deficit of $28.0 million. We have financed our operations primarily through private and public offerings of equity securities and debt and the sales of our products. We have devoted substantial resources to:
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
There is growing pressure in many jurisdictions, including the United States, and from multinational organizations such as the Organization for Economic Cooperation and Development (OECD) and the European Union to amend existing international tax rules in order to render them more responsive to current global business practices. For example, the OECD has published a package of measures for reform of the international tax rules as a product of its Base Erosion and Profit Shifting (BEPS) initiative, which was endorsed by the G20 finance ministers. Many of the initiatives in the BEPS package require amendments to the domestic tax legislation of various jurisdictions. Separately, the European Union is asserting that a number of country-specific favorable tax regimes and rulings in certain member states may violate, or have violated, European Union law, and may require rebates of some or all of the associated tax benefits to be paid by benefited taxpayers in particular cases. In 2016, the European Union adopted the "Anti-Tax Avoidance Directive," which requires European Union member states to implement measures to prohibit tax avoidance practices, and Germany published the European Union Anti-Tax Avoidance Directive Implementation Law on June 30, 2021. We have a significant presence in the European Union, as well as significant sales in the European Union, such that any changes in tax laws in the European Union will impact our business. The overall impact of such legislation in European Union member states is uncertain, and our business and financial condition could be adversely affected by any laws impacting our tax rate. The U.S. government has recently enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. The overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future, especially as our business continues to grow and our business plan continues to evolve. From January 1, 2021 through September 30, 2021, the closing price of our common stock on the Nasdaq Global Select Market was as high as $572.73 per share and as low as $323.96 per share. In addition, the trading prices for our common stock and other medical device companies have been highly volatile as a result of the COVID-19 pandemic.
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
In October 2021, we entered into a Second Amended and Restated Credit Agreement (the Amended Credit Agreement) which amended and restated the credit agreement we had previously entered into in December 2018 as amended in May 2020 (the Credit Agreement). The Amended Credit Agreement is a five-year $200.0 million revolving credit facility. As of September 30, 2021, we had no outstanding borrowings, $6.4 million in outstanding letters of credit, and a total available balance of $193.6 million under our Credit Agreement.

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
We have entered into a revolving credit agreement and a pledge and security agreement with JPMorgan Chase Bank and five other lenders to fund our business operations. These agreements impose numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of September 30, 2021, we were in compliance with the covenants imposed by the loan and security agreement. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
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
Climate change may have a long-term impact on our business.
While we seek to partner with organizations that mitigate their business risks associated with climate change, we recognize that there are inherent risks related to climate change wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices or for our vendors, is a priority. Our manufacturing sites in California, Arizona and Malaysia and our operations in the Philippines are vulnerable to climate change effects. For example, in California and Arizona, increasing intensity of drought throughout the state and annual periods of wildfire danger increase the probability of planned power outages in the communities where we work and live. While this danger has a low-assessed risk of disrupting normal business operations, it has the potential impact on employees’ abilities to commute to work or to work from home and stay connected effectively. Climate-related events, including the increasing frequency of extreme weather events and their impact on U.S., the Philippines, Malaysia and other major regions’ critical infrastructure, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers, and may cause us to experience higher attrition, losses, and additional costs to maintain or resume operations.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
None.

ITEM 5 - OTHER INFORMATION
None.

ITEM 6 - EXHIBITS
The following exhibits are filed as a part of this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is formatted in Inline XBRL					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Dexcom specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXCOM, INC. (Registrant)

Dated:	October 28, 2021	By:	/s/ KEVIN R. SAYER
Kevin R. Sayer, Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Dated:	October 28, 2021	By:	/s/ JEREME M. SYLVAIN
Jereme M. Sylvain, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)