Form 10-K
period 2021-12-31
DEXCOM INC
filed 2022-02-14
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
Large accelerated filer ☒   Accelerated filer ☐    Non-accelerated filer ☐     Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $41.1 billion based on the closing sales price of $427.00 per share as reported on the Nasdaq Global Select Market.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 7, 2022
Common stock, $0.001 par value per share	97,065,634

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2022 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III, Items 10 through 14 of this Annual Report on Form 10-K, as specified in the responses to those item numbers. Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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
•We are subject to cost-containment efforts by our payors that could result in reduced product pricing and/or sales of our products and cause a reduction in future revenue.
•Although many third-party payors have adopted some form of coverage policy on continuous glucose monitoring devices, our products do not always have some form of coverage, including simple broad-based contractual coverage, with third-party payors and we frequently experience administrative challenges in obtaining reimbursement for our customers. If we are unable to obtain adequately broad reimbursement at acceptable prices for our products or any future products from third-party payors, our revenue may be negatively impacted.
•The research and development efforts we undertake independently, and in some instances in connection with our collaborations with third parties, may not result in the development of commercially viable products, the generation of significant future revenues or adequate profitability.
•Our products may not achieve or maintain market acceptance.
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
•If we are unable to establish and maintain adequate sales, marketing and distribution capabilities or enter into and maintain arrangements with third parties to sell, market and distribute our products, we may have difficulty achieving market awareness and selling our products in the future.
•We operate in a highly competitive market and face competition from large, well-established companies with significant resources, and, as a result, we may not be able to compete effectively.
•The outbreak of the SARS-CoV-2 virus and its variants and the COVID-19 disease that it causes, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including our manufacturing, commercial operations and sales.
•We are subject to a variety of risks due to our international operations that could adversely affect our business, our operations or profitability and operating results.

•We have incurred significant losses in the past and may incur losses in the future.
•We are subject to complex and evolving U.S. and foreign laws and regulations and other requirements regarding privacy, data protection, security, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
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
•Managed care trends and consolidation in the health care industry could have an adverse effect on our revenues and results of operations.
•Health care policy changes, including U.S. health care reform legislation, may have a material adverse effect on our business.
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

PART I

ITEM 1 - BUSINESS

Overview
We are a medical device company primarily focused on the design, development and commercialization of continuous glucose monitoring, or CGM, systems for use by people with diabetes and by healthcare providers. We received approval from the United States Food and Drug Administration, or FDA, and commercialized our first product in 2006. We launched our latest generation system, the Dexcom G6® integrated Continuous Glucose Monitoring System, or G6, in 2018. Unless the context requires otherwise, the terms “we,” “us,” “our,” the “company,” or “Dexcom” refer to DexCom, Inc. and its subsidiaries. The mailing address of our headquarters is 6340 Sequence Drive, San Diego, California, 92121 and our telephone number at that location is (858) 200-0200. Our Internet website address is www.dexcom.com. We provide free access to various reports that we file with or furnish to the SEC through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Information on our website does not constitute part of this Annual Report on Form 10-K or other report we file or furnish with the SEC. The reports are also available at www.sec.gov. Also available on our website are printable versions of our Audit Committee charter, Compensation Committee charter, Nominating and Corporate Governance Committee charter, and Code of Conduct and Business Ethics. Stockholders may request copies of these documents by mail or telephone, at the address or phone number provided above.
Product Candidates
Dexcom G7®
We are pursuing regulatory approvals for our next generation G7 CGM system. The G7 is designed with the goal of carrying forward many of the same features as our G6 CGM system and adding several new or improved features, including:
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
Products
Dexcom G6®
In March 2018, we obtained marketing authorization from the FDA for the G6 via the de novo process. The G6 was the first type of CGM system permitted by the FDA to be used as part of an integrated system with other compatible medical devices and electronic interfaces, which may include automated insulin dosing systems, insulin pumps, blood glucose meters or other electronic devices used for diabetes management. G6 and substantially equivalent devices of this generic type that may later receive marketing authorization are referred to as integrated continuous glucose monitoring systems, or iCGMs, and have been classified as Class II devices by the FDA. Along with this classification, the FDA established criteria, called special controls, which outline requirements for assuring CGM accuracy, reliability and clinical relevance, and which also describe the type of studies and data required to demonstrate acceptable CGM performance. The G6 is designed to allow our transmitter to run an algorithm to generate a glucose value and to communicate directly to a patient’s compatible mobile device, including iPhone®, iPod touch®, iPad®, and certain Android® mobile devices. A patient’s glucose data can also be displayed on wearable devices, like the Apple Watch® and Wear OS by Google devices. The G6 transmitter has a labeled useful life of three months. Data from the G6 can be integrated with Dexcom CLARITY®, our cloud-based reporting software, for personalized, easy-to-understand analysis of trends that may improve diabetes management. In the United States, the G6 is covered by Medicare and Medicaid in the majority of states and by commercial insurers, subject to satisfaction of certain eligibility and coverage criteria for individuals with both Type 1 and Type 2 diabetes.
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
Dexcom Share®
The Dexcom Share remote monitoring system, offered for use with any current Dexcom system, uses an app on the patient’s compatible iPhone, iPod touch, iPad or Android mobile device to securely and wirelessly transmit glucose information to the cloud and then to apps on the mobile devices of up to five designated recipients, or “followers,” who can remotely monitor a patient’s glucose information and receive alert notifications anywhere they have a wireless connection. A patient’s glucose data can also be displayed on a patient’s or follower’s wearable device, such as the Apple Watch and Wear OS by Google devices, when used in conjunction with the patient’s or follower’s compatible iPhone or Android mobile device.
Dexcom Real-Time API
In July 2021, we received FDA 510(k) clearance for our Real-Time API, which expands connectivity and interoperability of the Dexcom CGM digital ecosystem. Dexcom Real-Time API enables invited third-party developers to integrate real-time CGM data into their digital health apps and devices.
Dexcom ONE®
In July 2021, we obtained CE Mark approval for our new Dexcom ONE CGM system, or Dexcom ONE, which we have launched in four countries: Bulgaria, Estonia, Latvia and Lithuania. Dexcom ONE consists of three main components: a Dexcom ONE sensor, a Dexcom ONE transmitter, and a Dexcom ONE app as the display device for users with a compatible mobile device. Dexcom ONE carries many of the same features as the G6, and is indicated for persons, including pregnant women, ages 2 years and older. Like our other CGM systems, Dexcom ONE is designed to replace finger stick blood glucose testing for diabetes treatment decisions.
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
In consideration of Verily’s performance of its obligations under the joint development plan of the Restated Collaboration Agreement, the licenses granted to us and the amendment of the original agreement, we have made upfront and incentive payments, and will make potential additional milestone payments for future product regulatory approval and sales-based milestones. At our election, we may make these payments in shares of our common stock or cash. If we elect to make these milestone payments in cash, any such cash payment would be equal to the number of shares that would otherwise be issued for the given milestone payment multiplied by the value of our stock on the date the relevant milestone is achieved, adjusted for stock splits, dividends, and the like. See Note 2 “Development and Other Agreements” to the consolidated financial statements in Part II, Item 8 and Exhibit 10.31 of this Annual Report for a further description of the Restated Collaboration Agreement, including the number of shares of stock for milestone payments.

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
The International Diabetes Federation, or IDF, estimates that in 2021, 537 million adults (aged 20-79) around the world had diabetes. IDF estimates that by 2045, the worldwide incidence of people suffering from diabetes will reach 783 million. According to the Centers for Disease Control and Prevention, or CDC, in its National Diabetes Statistics Report, 2022, or the 2022 CDC Report, crude estimates for the prevalence of diabetes in the United States as of 2019 include 37.3 million people with diabetes, of which 28.7 million people have diagnosed diabetes. The 2022 CDC Report also lists diabetes as the seventh leading cause of death by disease in the United States, excluding comorbidities associated with the disease. The report states that diabetes is the primary cause of death for more than 87,000 Americans each year, and contributes to the death of more than 280,000 Americans annually. According to the Congressional Diabetes Caucus website, diabetes is the leading cause of kidney failure, adult-onset blindness, lower-limb amputations, and a significant cause of heart disease, stroke, high blood pressure and nerve damage. According to the IDF, there were an estimated 6.7 million deaths attributable to diabetes globally in 2021 between the ages of 20 and 79 years.

According to the ADA, one in every four healthcare dollars was spent on treating people with diabetes in 2017, and the direct medical costs and indirect expenditures attributable to diabetes in the United States were an estimated $327 billion, an inflation-adjusted increase of approximately 26% since 2012. Of the $327 billion in overall expenses, the ADA estimated that approximately $237 billion were direct costs associated with diabetes care, chronic complications and excess general medical costs, and $90 billion were indirect costs. The ADA also found that in 2017, average medical expenditures among people with diagnosed diabetes were 2.3 times higher than for people without diabetes. According to the IDF, 2021 expenditures attributable to diabetes were estimated to be $966 billion globally, an increase of 27% from their previous estimate in 2019.
Type 1 Diabetes
According to the 2022 CDC Report, as of 2019 there were an estimated 1.8 million adults and youth with diagnosed Type 1 diabetes in the United States. Type 1 diabetes is an autoimmune disorder that usually develops during childhood and is characterized by an absence of insulin, resulting from destruction of the insulin producing cells of the pancreas. Individuals with Type 1 diabetes must rely on frequent insulin injections in order to regulate and maintain blood glucose levels.
According to JDRF, greater than 60,000 people are diagnosed with Type 1 diabetes each year in the United States and 5 million people in the U.S. are expected to have Type 1 diabetes by 2050. In addition, according to the ADA in 2019, nearly 18,000 youth are newly diagnosed with Type 1 diabetes every year in the United States.
Type 2 Diabetes
Type 2 diabetes is a metabolic disorder which results when the body is unable to produce sufficient amounts of insulin or becomes insulin resistant. Depending on the severity of Type 2 diabetes, individuals may require diet and nutrition management, exercise, oral medications or insulin injections to regulate blood glucose levels. We estimate that between 5.0 and 6.0 million people with Type 2 diabetes in the United States must use insulin to manage their diabetes.
Type 2 diabetes is occurring with increasing frequency in young people, with the increase in prevalence related to an increase in obesity amongst children. According to the CDC, as of 2017-2018, approximately 19.3% of children and adolescents aged 2-19 years, or 14.4 million children, in the United States were obese. Childhood obesity has more than doubled in children and quadrupled in adolescents in the past 30 years.
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
Our current target market consists primarily of people with Type 1 and Type 2 diabetes who utilize insulin pump therapy or who utilize multiple daily insulin injections. We also believe that our CGM systems are beginning to have a positive impact on the broader Type 2 population that does not utilize mealtime insulin, a group that we estimate to be greater than 30 million people in the United States alone. We are extending our commercial efforts for this population through several channels, including through strategic partnerships. In the future, we plan to expand our product offering and cleared/approved indications to address people with pre-diabetes, people who are obese, people who are pregnant, and people in the hospital setting. Although the majority of our revenue has been generated in the United States, we have expanded our operations to include certain countries in Africa, Asia, Europe, Latin America, and the Middle East, as well as Australia, Canada, and New Zealand.
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
•Connectivity to Wearables and Others. Patients can monitor their glucose levels and trends on compatible wearable devices, such as Apple Watch and Wear OS by Google devices, when used with a compatible mobile device. Also, our Share remote monitoring systems enable users of our current CGM systems to have their sensor glucose information remotely monitored by their family, friends or other designated recipient, or follower, by wirelessly transmitting data from the user’s smart phone to the cloud and then to the follower’s mobile device. Several followers can remotely monitor a patient’s glucose information and receive secondary alert notifications from almost anywhere with an Internet connection via each follower’s mobile device.
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
•Driving additional adoption through technology integration partnerships such as our current partnerships with Eli Lilly, Insulet, Novo Nordisk, Tandem Diabetes, The Ypsomed Group and others globally.
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
After a stabilization period with the G6, the user will begin receiving CGM data on his or her mobile device or dedicated receiver through the ten-day usage period. Our G6 system has labeling from the FDA and CE Mark permitting their use as a replacement for finger sticks for making therapeutic adjustments.
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

Commercial Operations
We have built a direct sales organization in the United States, Australia, Canada, New Zealand, and some countries in Europe to call on health care professionals, such as endocrinologists, physicians and diabetes educators, who can educate and influence patient adoption of continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy, and to ensure that health care professionals and patients are knowledgeable about our products and their functionality. We focus on delivering this important information to participants to drive adoption of our current CGM systems. We directly market our products in the United States, Austria, Canada, Germany, Ireland, Switzerland, and the United Kingdom primarily to endocrinologists, physicians and diabetes educators.
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

Manufacturing
We currently manufacture our products at our headquarters in San Diego, California and at our manufacturing facility in Mesa, Arizona. As of December 31, 2021, we had approximately 64,000 square feet of laboratory space and approximately 101,500 square feet of controlled environment rooms. In 2020, we commenced construction of a new facility in Malaysia that we anticipate will add substantial manufacturing capacity. There are technical challenges to increasing manufacturing capacity, finding or enhancing new manufacturing facilities capable of meeting regulatory requirements, U.S. state licensure of manufacturing facilities, equipment design and automation, material procurement, problems with production yields, and quality control and assurance. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. We have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts, however we cannot guarantee that supply will not be constrained going forward. Additionally, the production of our continuous glucose monitoring systems must occur in a highly controlled and clean environment to minimize particles and other yield- and quality-limiting contaminants. Developing and maintaining commercial-scale manufacturing facilities has and will continue to require the investment of substantial additional funds and the hiring and retention of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience.
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
We purchase certain components and materials used in manufacturing from single sources due to quality considerations, costs or constraints resulting from regulatory or other requirements. As of December 31, 2021, those single sources include suppliers of application-specific integrated circuits used in our transmitters, seals used for the applicator and certain polymers used to synthesize polymeric membranes for our sensors. For additional information, please see our Risk Factor entitled, “We depend upon third-party suppliers and outsource to other parties, making us vulnerable to supply disruptions, suboptimal quality, non-compliance and/or price fluctuations, which could harm our business.” For supply risks related to COVID-19, see our Risk Factor entitled “The outbreak of the SARS-Cov-2 virus and its variants and the COVID-19 disease that it causes, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including our manufacturing, commercial operations and sales.”

Third-Party Reimbursement
As a medical device company, reimbursement from Medicare, Medicaid or other governmental healthcare programs or systems, and private third-party healthcare payors is an important element of our success. In January 2017, the Centers for Medicare and Medicaid, or CMS, established a classification of “Therapeutic Continuous Glucose Monitors” as durable medical equipment under Medicare Part B, subject to payment by Medicare under certain coverage conditions to be determined by CMS, by local Medicare Administrative Contractors or on a patient claim by claim basis. In September 2016, Germany’s Federal Joint Committee agreed to provide reimbursement for continuous glucose monitoring systems under certain conditions which we believe we meet. We also have coverage under certain international markets and Medicaid coverage in about 44 states.
As of December 31, 2021, the eight largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with all of those third-party payors for the purchase of our current CGM systems by their members. We have personnel with reimbursement expertise to assist customers in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have continued our efforts to create and liberalize coverage policies with third-party payors, including obtaining reimbursement for our products under pharmacy benefits and for more people with diabetes.
For additional information on third-party reimbursement, please see our see Risk Factors entitled “Managed care trends and consolidation in the health care industry could have an adverse effect on our revenues and results of operations.” and “Health care policy changes, including U.S. health care reform legislation, may have a material adverse effect on our business.”

Intellectual Property
Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patents, copyrights, trademarks, trade names, trade secrets, nondisclosure agreements and other measures to establish and protect our proprietary rights.
Our patent portfolio includes numerous issued and pending patent applications in the U.S. and other parts of the world, which in the aggregate, we believe to be of material importance in the operation of our business. U.S. patents, as well as most foreign patents, are generally effective for 20 years from the date the earliest application was filed. In some cases, the patent term may be extended. Our issued patents as of December 31, 2021 are set to expire over a range of years, from 2022 with respect to some of our earlier patents, to 2039, subject to any extensions. We also have various registered U.S. trademarks, registered European Community trademarks, and many other trademark registrations and pending trademark applications around other parts of the world. In addition, we have entered into exclusive and non-exclusive licenses in the ordinary course of business relating to a wide array of technologies or other intellectual property rights or assets.
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
•Think Big – We seek to expand global healthcare access for people with diabetes and actively work to increase access to our products. We also have committed to operate our business in a manner that is protective of the environment and conserves natural resources and reduces waste.
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
If a previously unclassified new medical device does not qualify for the 510(k) pre-market notification process because no predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III.Under FDA law, the de novo classification procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. If the FDA agrees with the down-classification, the de novo applicant will then receive authorization to market the device, and a classification regulation will be established for the device type. The device can then be used as a predicate device for future 510(k) submissions by the manufacturer or a competitor.
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
FDA review of a PMA application generally takes between one and three years, but may take significantly longer. The FDA can delay, limit or deny approval of a PMA application for many reasons.
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
In addition to our CGM device, we have a Class I data management service which we market to clinics. This service helps healthcare providers and patients see, understand and use blood glucose meter data to diagnose and manage diabetes. The service also allows researchers to control the transfer of data from certain diabetes devices to research tools and databases according to their own research workflows.
The infrastructure of the data management service is considered “medical device data systems,” or MDDS. MDDS are hardware or software products that transfer, store, convert formats, and display medical device data. An MDDS does not modify the data or modify the display of the data, and it does not by itself control the functions or parameters of any other medical device. MDDS are not intended to be used for active patient monitoring. The 21st Century Cures Act excluded certain software functions from the definition of “device”, thus products meeting the definition of MDDS (which previously might have been regulated as Class I, 510(k)-exempt devices) are no longer considered devices and thus are not subject to FDA regulatory requirements.
Additional functions of, or intended uses for, our software platform may require us to obtain marketing authorization from the FDA.
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
Anti-kickback Laws. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging for the referral of a good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments, and providing anything at less than its fair market value. Given the breadth of this prohibition, Congress has issued a number of exceptions and has granted authority to the OIG to issue safe harbor regulations, each of which set forth certain provisions which, if satisfied in their entirety, will assure parties to the arrangement that they will not be prosecuted under the federal Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more exceptions or safe harbors is not per se illegal; rather, each arrangement is subject to a facts and circumstances analysis to determine whether the requisite improper intent exists. Therefore, conduct and business arrangements that do not fully satisfy each applicable exception or safe harbor element may result in increased scrutiny by government enforcement authorities or invite litigation by private citizens under federal whistleblower laws. Violation of the Anti-Kickback Statute is a felony and conviction could result in the assessment of fines of up to $100,000 per violation or imprisonment for up to 10 years or both.
Federal Civil False Claims Act. The federal Civil False Claims Act prohibits knowingly presenting, or causing to be presented a false claim or the knowing use of false statements or records to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it may be subject to repayment of three times the actual damages sustained by the government, plus mandatory civil penalties of between $11,803 and $23,607 (adjusted for inflation) for each separate false claim. Suits filed under the False Claims Act can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. These whistleblower-initiated False Claims Act cases are commonly referred to as “qui tam” actions. False Claims Act cases may also be initiated by the U.S. Department of Justice or any of its local U.S. Attorneys’ Offices. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, even before the validity of the claim is established and even if the government decides not to intervene in the lawsuit. Healthcare companies may decide to agree to large settlements with the government and/or whistleblowers to avoid the cost and negative publicity associated with litigation. Federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product promotion, health care professional engagements, and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, the Affordable Care Act amended federal law to provide that the government may assert that a claim for items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Criminal prosecution is also possible for knowingly making or presenting a false or fictitious or fraudulent claim to the federal government.
Federal Physician Self-Referral Law. The Federal Physician Self-Referral Law, also referred to as the Stark Law, prohibits a physician (or an immediate family member of a physician) who has a financial relationship with an entity from referring patients to that entity for certain designated health services, including durable medical equipment such as the CGM receiver and supplies, payable by Medicare, unless an exception applies. The Stark Law also prohibits such an entity from presenting or causing to be presented a claim to the Medicare program for such designated health services provided pursuant to a prohibited referral, and provides that certain collections related to any such claims must be refunded in a timely manner. Exceptions to the Stark Law include, among other things, exceptions for certain financial relationships, including both ownership and compensation arrangements. The Stark Law is a strict liability statute, therefore, to the extent that the statute is implicated and an exception does not apply, the statute is violated. Violations of the Stark Law must be reported and payment for improper referrals returned to Medicare in order to avoid potential liability under the federal False Claims Act for avoiding a known obligation to return identified overpayments. In the fall of 2020, we transitioned our Medicare business to distributors and no longer bill Medicare directly for DME and related supplies. In doing so, we have limited our exposure under the Stark Law. In addition to the Stark Law, many states have implemented similar physician self-referral prohibitions that may extend to Medicaid, third party payors, and self-pay patients, and may be applicable to our relationships with physicians and other health care providers.
Civil Monetary Penalties Law. The Civil Monetary Penalties Law, or CMPL, authorizes the imposition of substantial civil money penalties against an entity that engages in certain prohibited activities including but not limited to violations of the Stark Law or Anti-Kickback Statute, knowing submission of a false or fraudulent claim, employment of an excluded individual, and the provision or offer of anything of value to a Medicare or Medicaid beneficiary that the transferring party knows or should know is likely to influence beneficiary selection of a particular provider or supplier for which payment may be made in whole or part by a federal health care program, commonly known as the Beneficiary Inducement CMP. Remuneration is defined under the CMPL as any transfer of items or services for free or for less than fair market value. There are certain exceptions to the definition of remuneration for offerings that meet the Financial Need, Preventative Care, or Promoting Access to Care exceptions. Sanctions for violations of the CMPL include civil monetary penalties and administrative penalties up to and including exclusion from participation in federal health care programs.
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
Health Insurance Portability and Accountability Act of 1996 (HIPAA). The Health Insurance Portability and Accountability Act of 1996, as amended by the American Recovery and Reinvestment Act of 2009, and implementing regulations, collectively HIPAA, created two federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.
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
There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. We also remain subject to federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to alleged privacy and data security violations. Further, certain states have proposed or enacted legislation that will create new data privacy and security obligations for certain entities, such as the California Consumer Privacy Act, or CCPA, which came into effect January 1, 2020 and was amended and expanded by the California Privacy Rights Act, or CPRA, passed on November 3, 2020. The CCPA and CPRA, among other things, create new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. It remains unclear what, if any, additional modifications will be made to the CPRA by the California legislature or how it will be interpreted. Therefore, the effects of the CCPA and CPRA are significant and have required us to modify our data processing practices, and may cause us to incur substantial costs and expenses to ensure ongoing compliance, particularly given our base of operations in California. Other states are also seeking to regulate consumer privacy stringently, and both Virginia and Colorado signed comprehensive privacy legislation into law in 2021. These laws (the Virginia Consumer Data Protection Act and the Colorado Privacy Act) are set to come into force in 2023 and a number of other state legislatures are actively considering passing similar consumer privacy laws, including those in New York and Washington.
In addition to the laws discussed above, we may see more stringent state and federal privacy legislation passed in 2022 and beyond, as the increased cyber-attacks during the COVID-19 pandemic have once again put a spotlight on data privacy and security in the U.S. and other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations.
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
Physician Payment Sunshine Act. Pursuant to the Patient Protection and Affordable Care Act that was signed into law in March 2010, the federal government enacted the Physician Payment Sunshine Act. As a manufacturer of U.S. FDA‑regulated devices reimbursable by federal healthcare programs, we are subject to this law, which requires us to track and annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals. We are also required to report certain ownership interests held by physicians and their immediate family members. In 2018, the law was extended to require tracking and reporting of transfers of value to physician assistants, nurse practitioners, and other mid-level practitioners. Reporting requirements will go into effect in 2022 for payments and transfers of value made to these additional practitioner-types in 2021. CMS has the potential to impose penalties of up to $1.15 million per year for violations of the Physician Payment Sunshine Act, depending on the circumstances, and reported payments also have the potential to draw scrutiny to our relationships with physicians and academic medical institutions, which may have implications under the Anti-Kickback Statute and other healthcare laws.
In addition, there has been a recent trend of increased federal and state regulation of payments and other transfers of value provided to healthcare professionals and entities. Similar to the federal law, certain states also have adopted marketing and/or transparency laws relevant to device manufacturers, some of which are broader in scope. Certain states also mandate that device manufacturers implement compliance programs. Other states impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation, and other remuneration to healthcare professionals and entities. The need to build and maintain a robust compliance program with different compliance and/or reporting requirements increases the possibility that a company may violate one or more of the requirements, resulting in fines and penalties.

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
The regulatory framework governing medical devices is largely harmonized within the European Union, which includes most of the major countries in Europe (please note that the UK is effectively no longer part of the European Union as of January 1, 2021). Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. To be placed on the European Union market, devices must undergo a conformity assessment and bear the CE mark, indicating that the device conforms to the essential requirements of the applicable rules. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body.” This third-party assessment, which may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product, is always required in order for a manufacturer to commercially distribute the product throughout the European Union, except in case of Class I medical devices (those entailing the lowest level of risk). Outside of the European Union, regulatory approval needs to be sought on a country-by-country basis in order for us to market our products. The European Union Medical Device Regulation, or MDR, went into force in 2017, replacing the existing Directive and providing three years for transition and compliance, which has been extended by one additional year. The MDR became applicable in the European Union on May 26, 2021, changing several aspects of the existing regulatory framework. Other countries have adopted medical device regulatory regimes, such as the Classification Rules for Medical Devices published by the Hong Kong Department of Health, the Health Sciences Authority of Singapore regulation of medical devices under the Health Products Act, and Health Canada’s risk classification system for invasive devices, among others. Each country may have its own processes and requirements for medical device licensing, approval, and regulation, therefore requiring us to seek regulatory approvals on a country-by-country basis.
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
In the European Union, increasingly stringent data protection and privacy rules that have and will continue to have substantial impact on the use of patient data across the healthcare industry became effective in May 2018. The EU General Data Protection Regulation, or GDPR, applies across the European Union and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR fine framework can be up to 20 million euros, or up to 4% of the company’s total global turnover of the preceding fiscal year, whichever is higher. The GDPR also requires companies processing personal data of individuals residing in the European Union to comply with EU privacy and data protection rules, even if the company itself does not have a physical presence in the European Union. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities. Due to the strong consumer protection aspects of the GDPR, companies subject to its purview are allocating substantial legal costs to the development of necessary policies and procedures and overall compliance efforts. We expect continued costs associated with maintaining compliance with GDPR into the future.
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

Human Capital
As of December 31, 2021, we have approximately 6,300 full-time employees and approximately 700 contract and temporary employees around the globe.

Country	Female	Male	Grand Total	Ethnically Diverse (US Only)*
United States	2,000	2,500	4,500	2,800
Non-United States (“OUS”)	1,000	800	1,800	N/A
Grand Total	3,000	3,300	6,300	2,800
*All diversity data is self-reported. We capture ethnic diversity data in the United States only, comprised of the following categories: Black or African American, Hispanic or Latino, Asian, American Indian/Alaskan Native, Native Hawaiian or Other Pacific Islander, Two or More Races.
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
Diversity, Equity and Inclusion
Our journey to create a more diverse, equitable and inclusive workplace continues. We are proud of the additional ground we have gained in 2021 to advance our efforts and the external recognition received in Forbes magazine, landing on its Best Employers for Women, Best Employers for Diversity and Best in State Employer lists for the U.S. offices, and the Investors In People Silver Certification awarded to our Dexcom Philippines office.
We established diversity, equity, and inclusion, or DEI, as a corporate objective under our 2021 corporate goal related to the employee experience and commitment. With expanded talent and diversity staff, we have evolved the DEI Leadership Council, or DLC, as a means for leaders to work closely together to advance the broader DEI strategy across the organization. We have also added several more employee resource groups for our employees globally. In 2021, we launched an interactive foundational training program on DEI for our managers, in each of Dexcom’s global locations. To date, more than 70% of our global people leaders have completed this optional training. In 2022, foundational DEI training will launch to all employees.
To continue to foster equity through our core talent processes, we rolled out a diversity snapshot data tool for our people leaders to establish a baseline understanding of the diversity of their teams and measure the effectiveness of DEI practices over time. Our annual talent planning reviews have evolved to include discussion of function-specific DEI strengths and opportunities throughout each team. In 2022, we plan to launch two pipeline development programs--one specifically aimed at developing top-performing diverse managers, and the other focused on fostering a diverse leadership pipeline. In 2021, our company internship program doubled the number of women and ethnically diverse participants. Ethnically diverse students accounted for nearly half of our 2021 internship class. Our annual employee experience survey included a DEI index to help track our efforts on diversity, equity, inclusion, accessibility and belonging, which was favorable across all questions.The work we have done to date represents the beginning of our DEI journey. We will continue to focus on building a pipeline of opportunities for both the hiring and advancement of qualified individuals, including for women, persons with disabilities, and minority groups that are underrepresented in science and engineering industries. We believe that diverse perspectives will help empower our employees, patients and industry.
Communications and Engagement
Our success depends on employees understanding our strategic vision as well as our day-to-day objectives. To that end, we employ a mix of communication and engagement channels, including a global intranet and social network, and global regional and functional town halls; regular leadership forums; and quarterly updates on our progress against our strategic goals. We have also deployed digital signage into our manufacturing and distribution areas to ensure that all our onsite employees remain connected to our mission and goals. In addition, we have a cross-functional team that focuses on improving the employee experience and driving engagement.
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
We value every employee’s unique characteristics, contributions, and perspectives. In 2021, we launched a listening strategy across multiple points of the employee experience and engaged employees in co-creating our human-centered hybrid workplace and employee experience through their feedback.
As the COVID-19 pandemic continued to produce unpredictability and anxiety, we encouraged our leaders to check in frequently to gauge the well-being of their teams. We surveyed employee perspectives and expectations about returning to the workplace and continued to provide resources and support to drive productivity and connection as returns to the office were further delayed for many teams.
Our leadership defined a Dexcom-specific employee experience vision, against which we developed an employee engagement survey to measure our current state. Our survey had more than 80% participation rate. While employees in large part responded favorably, representing a positive experience and strong engagement, the feedback employees provided informs our action planning related to areas of opportunity, as we continue to evolve toward a world-class employee experience for our organization.
Health, Safety and Wellness
We are deeply committed to the safety, health and wellness of our employees. The Dexcom Environmental, Health, Safety & Sustainability team develops global safety practices and procedures, trains employees, and monitors compliance. Through these efforts, along with leadership commitment and investment of resources in support of workplace safety initiatives, our total US injury rate has consistently tracked below industry averages.
We also provide comprehensive well-being programs that support our employees and their families. For example, Inspire, our newly launched global wellness platform, helps employees and their family members develop and achieve their physical, emotional, and financial well-being goals.
In 2021, to support our employees’ continued needs related to the COVID-19 pandemic, we provided multiple vaccination clinics for employees and their families, proactive on-site testing for our employees who returned to the workplace, and continued support of remote work for employees whose roles allow for it. We also continue to evaluate how to maintain a hybrid workplace beyond the pandemic to ensure that we meet our employees’ ever-changing needs outside the workplace.
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
In 2021, we decided to implement a proactive year-end global market adjustment process intended to ensure we maintain pay equity between active employees and potential new external hires. Through this process, employees who meet predefined criteria may be eligible for an additional adjustment in base salary if they have fallen below Dexcom’s determined minimum. During this first review we made proactive adjustments in pay to approximately 10% of Dexcom’s global employees. We believe by continuing to ensure equitable pay between existing and new hires, we will be better positioned to retain valued employees.
Additionally, we continue to proactively review both gender and ethnicity pay equity for our global employees in the same or similar roles. The goal of these reviews is to identify and close any gaps in average pay, after accounting for legitimate business factors that may explain differences, such as performance, time in role, and tenure with the company. We have incorporated the findings into our compensation assessment cycles, and we recognize the need to regularly review pay equity to maintain our pay equity goals. With the implementation of our global market adjustment process, we will now conduct the gender and ethnicity review twice a year.

Growth and Development
We value the talented and passionate individuals working at Dexcom and the culture we collectively create. To support their growth and drive their continued success, we continue to expand our portfolio of development offerings and empower employees and leaders alike to dedicate time to honing their craft. Because there is no one-size-fits-all approach to developing the skills and knowledge needed to be successful, we continue to evaluate and evolve our learning delivery to meet the needs of our workforce.
We continue to use industry research and feedback from our employees to ensure we provide opportunities for development and growth for employees at all levels across Dexcom. As we continue to function as a hybrid workplace, we will continue to invest in talent and technology to offer the learning experiences needed to grow and develop critical skills across the organization, regardless of level or location.

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
We have experienced, and anticipate that we will continue to experience, decreasing prices for our products due to pricing pressure from managed care organizations and other third-party payors, increased market power of our payors, as the medical device industry consolidates, and increased competition among suppliers, including manufacturing services providers. If the prices for our products and services decrease and we are unable to reduce our expenses, including the cost of sourcing materials, logistics and the cost to manufacture our products, our business, results of operations, financial condition and cash flows will be adversely affected. The COVID-19 pandemic may result in increased costs for manufacturing and outsourced services while also causing additional pressure to reduce the prices for our products if a recession or depression occurs and people are unable to afford our products. We cannot predict the ultimate impact that the COVID-19 pandemic and its effects could have on our business operations, financial condition and cash flows.
We are subject to cost-containment efforts by third-party payors that could result in reduced product pricing and/or sales of our products and cause a reduction in future revenue.
In the United States and other countries, government and private sector access to health care products continues to be a subject of focus, and efforts to reduce health care costs are being made by third-party payors. Most of our customers rely on third-party payors, including government programs and private health insurance plans, to cover the cost of our products. We expect that the continuing cost reduction and containment measures may reduce the cost or utilization of health care products and could lead to patients being unable to obtain approval for coverage or payment from these third-party payors. Additionally, as a result of the COVID-19 pandemic, some customers have and others may lose access to their private health insurance plan if they lose their job, and an impact to job status may extend for a prolonged period of time, beyond possible coverage periods through COBRA, or where the cost to maintain coverage may not be affordable to our customer. As most of our customers rely on third-party payors, including government programs and private health insurance plans, to cover the cost of our products, our customers may lose coverage for our products, which may harm our business and results of operations.
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
In January 2017, the Centers for Medicare & Medicaid Services, or CMS, established a classification of “Therapeutic Continuous Glucose Monitors” as durable medical equipment eligible for coverage under Medicare Part B. Coverage criteria for therapeutic CGMs is determined by CMS under national coverage determinations as well as by local Medicare Administrative Contractors under local coverage determinations. Therefore, Medicare reimbursement for our CGM devices is subject to various coverage conditions and often requires a patient-specific coverage analysis. In May 2017, CMS Medicare Administrative Contractors issued a revision to an existing joint Local Coverage Determination, which establishes the Medicare conditions of coverage for therapeutic CGM, including our G5 Mobile and G6 systems. On October 27, 2020, CMS proposed changes to Medicare Durable Medical Equipment, Prosthetics, Orthotic Devices, and Supplies, or DMEPOS, coverage and payment policies that would expand Medicare coverage for CGM devices and supplies by classifying all CGMs (not just therapeutic CGMs) as DME and establishing payment amounts for these items and related supplies. CMS finalized its proposal on December 21, 2021, expanding Medicare coverage for all types of CGMs. CGMs will now be categorized as adjunctive and non-adjunctive (i.e., therapeutic CGMs). The fee schedule amounts for the newly-covered adjunctive CGMs and related supplies will be established in accordance with existing regulations governing pricing for new DME items without a fee schedule pricing history The expanded coverage for CGMs means that additional manufacturers would be able to obtain Medicare coverage and payment for their CGM devices and some of the new CGM options may be cheaper for Medicare beneficiaries, potentially resulting in decreased sales and resulting revenues. Effective July 18, 2021, CMS also amended local coverage determination L33822 to allow beneficiaries with diabetes to use CGM when prescribed “multiple daily administrations” of insulin, eliminating the “injection” requirement and the four times per day testing requirement for CGM coverage.
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
As of December 31, 2021, the eight largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. In addition, we have negotiated contracted rates with all of those third-party payors for the purchase of our current CGM systems by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on CGM devices, in a sizeable percentage of cases, under durable medical equipment benefits, those coverage policies frequently are restrictive and require significant medical documentation and other requirements in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. Moreover, it is not uncommon for governmental, including federal and/or state, agencies and their contractors to conduct periodic routine billing and compliance reviews that may entail extensive documentation requests, cooperation with which may require significant time and resources, and may result in identification of overpayments that may need to be refunded.
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
The development of new products, or novel technologies and services and the enhancement of our current CGM products (including seeking and obtaining new indications for use), requires significant investment in research and development, intellectual property protection, clinical trials, regulatory approvals and third party reimbursement. The results of our product development and commercialization efforts may be affected by a range of factors, including our ability to anticipate customer needs, innovate and develop new products, determine a feasible or timely regulatory pathway or approach, and launch those products cost effectively into multiple markets and geographies. If we are unable to successfully anticipate customer needs, innovate, develop new products and successfully launch them, we may not be able to generate significant future revenues or profits from these efforts. Failing to timely launch our products may cause them to become obsolete and materially and adversely affect our business and financial position.
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
Our products may not achieve or maintain market acceptance.
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
•the introduction and market acceptance of competing products and technologies, which may have a lower cost or price, allow for a convenience improvement and/or allow for improved accuracy and reliability;
•greater name or brand recognition and more established medical product distribution channels by some of our competitors;
•our inability to obtain sufficient quantities of supplies timely and at appropriate quality levels from our single- or sole-source and other key suppliers;
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
Our existing manufacturing facilities are designed to manufacture current and next-generation sensors and transmitters, but may not be scaled quickly enough to permit us to manufacture one or more of our CGM systems in quantities sufficient to meet market demand. In the past, we have had difficulty scaling our manufacturing operations to provide a sufficient supply of product to support market demand and our commercialization efforts. From time to time, we have also experienced brief periods of backorder and, at times, have had to limit the efforts of our sales force to introduce our products to new customers. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. We have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts; however, we cannot guarantee that supply will not be constrained in the future. We may not adequately predict the market demand for our products, in order to produce our products in the quantities we anticipate will be necessary to meet market demand. We will need to adequately predict the market demand for our products and increase our manufacturing capacity by a significant factor over the current level to meet or exceed the anticipated market demand. In addition, we will have to modify our manufacturing design, reliability and process if and when our next-generation CGM technologies are approved, cleared or otherwise authorized by the applicable regulatory body and commercialized.
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
Our products are manufactured at certain facilities, with limited alternate facilities. If an event occurs at one of our facilities that results in damage to, or closure of, one or more of such facilities, or if our distributions from those facilities are limited or restricted in any way, we may be unable to manufacture the relevant products at the previous levels or at all. Because of the time required to approve and lease a manufacturing facility, an alternate facility and/or a third-party may not be available on a timely basis to replace production capacity in the event manufacturing capacity is lost.
Additionally, the majority of our operations are conducted at facilities located in San Diego, California and Mesa, Arizona. We take precautions to safeguard our facilities, which include manufacturing protocols, insurance, health and safety protocols, and off-site storage of data. However, a natural or man-made disaster, such as fire, flood, earthquake, act of terrorism, cyber-attack or other disruptive event, such as the COVID-19 pandemic or another public health emergency, could cause substantial delays in our operations, damage, destroy or limit our manufacturing equipment, inventory, or records and cause us to incur additional expenses. Earthquakes are of particular significance since our manufacturing facilities in California are located in an earthquake-prone area. In the event our existing manufacturing facilities or equipment are affected by man-

made or natural disasters, we may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business. The insurance we maintain against fires, floods, earthquakes and other natural disasters and similar events may not be adequate to cover our losses in any particular case. Further, insurance coverage may not be available or successfully secured for loss profits or business interruption relating to the COVID-19 pandemic and its impacts.
We depend upon third-party suppliers and outsource to other parties, making us vulnerable to supply disruptions, suboptimal quality, non-compliance and/or price fluctuations, which could harm our business.
We manufacture the majority of our products and procure important third-party services, such as sterilization services, at numerous facilities worldwide. We purchase many of the components, materials and services needed to manufacture these products from numerous suppliers in various countries. We have generally been able to obtain adequate supplies of such materials, components and services. However, we also rely on single and/or sole sources for certain components and materials used in manufacturing, such as for the application-specific integrated circuit that is incorporated into the transmitter and certain polymers used to synthesize the polymeric biointerface membranes for our products. In some cases, our agreements with these and other suppliers can be terminated by either party upon short notice. Our contract manufacturers may also rely on single- or sole-source suppliers to manufacture some of the components used in our products.
Although we work with our suppliers to try to ensure continuity of supply while maintaining quality, timeliness and reliability, the supply of these components, materials and services has in some cases been, and may continue to be impacted, interrupted or insufficient. Our manufacturers and suppliers may also encounter problems during manufacturing for a variety of reasons. They may fail to follow specific protocols and procedures, fail to comply with applicable regulations, or be the subject of FDA or other regulatory authority audits or inspections that result in allegations of non-compliance (for example, resulting in Form 483 Observations, Warning Letters, or other FDA enforcement actions). Our manufacturers and suppliers may also experience or be impacted by equipment malfunction, environmental factors, and public health emergencies including but not limited to the COVID-19 pandemic, any of which could delay or impede their ability to meet our demand.
Further, if our sole- or single-source suppliers shift their manufacturing and assembly sites to other locations, depending on the circumstances and nature of the item supplied, in addition to quality system activities such as verification and validation, there could be a need for FDA notifications or submissions, and the new locations could be subject to regulatory inspections. If there are regulatory delays or impediments impacting our suppliers or us for any reason, we may not be able to quickly establish additional or replacement suppliers, particularly for our single-source components, in part because of the custom nature of various parts we design. Any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products. For supply risks related to the COVID-19 pandemic see our Risk Factor entitled, “The outbreak of the SARS-Cov-2 virus and its variants and the COVID-19 disease that it causes, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including our manufacturing, commercial operations and sales.”
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
•our suppliers manufacture products for a range of customers, and fluctuations in demand for the products these suppliers manufacture for others may affect their ability to deliver components to us in a timely manner or at the current pricing;
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
•manage geographically dispersed sales and marketing operations; and
•effectively train our sales and marketing personnel on the applicable advertising and promotion, and fraud and abuse laws that govern interactions with healthcare professionals and institutions as well as current and prospective patients and maintain active oversight and auditing measures to ensure continued compliance.
We currently employ sales and marketing personnel for the direct sale and marketing of our products in the United States, Canada and certain countries in Europe. Our direct sales and marketing team calls on healthcare providers and people with diabetes throughout the applicable country to initiate sales of our products. Our sales and marketing organization competes with the experienced, larger and well-funded marketing and sales operations of our competitors. We may not be able to successfully manage our dispersed sales force or increase our product sales at acceptable rates. COVID-19 restrictions vary by location across the United States and other regions of the world, which may continue to limit or prohibit our sales force from having in-person interactions with healthcare professionals and people with diabetes, which may result in decreased sales of our products.
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
Our distribution agreements with Byram and affiliates, Cardinal Health and affiliates (including Edgepark Medical Supplies), AmerisourceBergen, and McKesson, our four most significant distributors, each generated 10% or more of our total revenue during the twelve months ended December 31, 2021. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. Moreover our shift of durable medical equipment sales from our direct sales force to distributors could result in negative impacts on the quality or efficacy of our customer sales and support experience. A substantial decrease or loss of these sales could have a material adverse effect on our financial results and operating performance.
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

The outbreak of the SARS-CoV-2 virus and its variants and the COVID-19 disease that it causes, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including our manufacturing, commercial operations and sales.
The outbreak of the SARS-CoV-2 virus and its variants and the COVID-19 disease that it causes has been and continues to be a global pandemic. The novel coronavirus as well as new variants of the coronavirus have spread to most regions of the world, including the United States and Europe. The extent to which this coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new variants of the virus and new information that may emerge concerning the virus and the actions to contain it or to mitigate the COVID-19 impact, among others. It is especially difficult to predict the impact on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to the pandemic, as well as the effectiveness of those actions, and vaccine availability, distribution, efficacy and adoption. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers, suppliers or third-party business partners conduct business and as a result, we have, and may continue to experience more pronounced disruptions in our operations.
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
Severe respiratory symptoms, infections and deaths related to the pandemic may disrupt healthcare delivery in the United States as well as the operations of regulatory bodies with responsibility for oversight of healthcare and health and medical products. Such disruptions could result in the focus and prioritization of regulatory resources on emergent matters, which could divert regulatory resources away from more routine regulatory matters that are not COVID-19 related but that have the potential to impact our business. For example, there have been and could continue to be delays in FDA review of applications for marketing authorization, including those which may be necessary for or in connection with proposed changes to our products or the changes to the processes by which they are manufactured. It is unknown how long these disruptions could continue, were they to occur. Any elongation or deprioritization or delay in regulatory review resulting from such disruptions could materially affect our ongoing device design, development, and commercialization plans.
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
We currently utilize third parties to, among other things, manufacture components and materials for our devices, and to provide services such as sterilization services and we purchase these materials and services from numerous suppliers worldwide. The global COVID-19 pandemic has and may continue to have an adverse impact on our manufacturing and distribution capabilities. Disruptions relating to the COVID-19 pandemic, including current shelter-in-place orders in the U.S. and other countries, could prevent employees, suppliers, distributors, and others from accessing manufacturing facilities and from transporting our products or the components required to manufacture our products. For example, we have experienced some supply chain disruption due to the global restrictions resulting from the COVID-19 pandemic in the manufacture of our next-generation CGM product. Further, worldwide supply chain disruption relating to the COVID-19 pandemic has resulted in product shortages, that has and may continue to impact our ability to manufacture our devices. If either we or any third-party parties in the supply chain for materials used in the production of our devices continue to be adversely impacted by, and/or the restrictions resulting from, the COVID-19 pandemic, our supply chain may be continue disrupted, limiting our ability to manufacture our devices. These disruptions may, among other things, impact our ability to produce and supply products in quantities necessary to meet market demand.
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
As a medical device manufacturer, we fall within a “critical essential infrastructure” sector, specifically the “Healthcare/Public Health” sector, and are considered exempt under various stay at home/shelter in place orders, including the California Executive Order N-33-20, or the Stay at Home Order, dated March 19, 2020 that was previously in effect. Accordingly, our employees in California and other locations continue to work because of the importance of our operations to the health and well-being of citizens in the states in which we operate. Consistent with these stay at home/shelter in place orders, we implemented telework policies wherever possible for appropriate categories of “nonessential” employees, and appropriate safety measures for “essential” employees that were unable to telework, including social distancing, face covering, and increased sanitation standards. We also suspended any requirement for an employee to obtain a doctor’s note to be absent from or return to the workplace, and follow the latest guidance from the Center for Disease Control and the Occupational Safety and Health Administration regarding suspension of nonessential travel, self-isolation recommendations for employees returning from certain geographic areas, confirmed reports of any COVID-19 diagnosis among our employees, and the return of such employees to our workplace. Pursuant to updated guidance from the Equal Employment Opportunity Commission, we are engaging in limited and appropriate inquiries of employees regarding potential COVID-19 exposure, based on the direct threat that such exposure may present to our workforce.
On June 15, 2021, the Governor terminated the executive orders that put into place the Stay Home Order and as well as the framework for a gradual, risk-based reopening of the economy (Executive Order N-60-20, issued on May 4, 2020, which issued the Blueprint for a Safer Economy). He also phased out the vast majority of executive actions put in place since March 2020 as part of California’s response to the COVID-19 pandemic, leaving a subset of provisions that facilitate the ongoing recovery. Nonetheless, we continue to take precautions to protect the health and safety of our employees, including contact tracing, requiring masks for onsite employees and providing access to onsite vaccination clinics.
We continue to address other unique situations that arise among our workforce due to the COVID-19 pandemic on a case-by-case basis. While we believe that we have taken appropriate measures to ensure the health and well-being of our employees, there can be no assurances that our measures will be sufficient to protect our employees in our workplace or that they may otherwise be exposed to COVID-19 outside of our workplace. If a number of our essential employees become ill, incapacitated or are otherwise unable to continue working during the current or any future epidemic, our operations may be adversely impacted.
While the potential economic impact brought by, and the duration of, the pandemic is difficult to assess or predict, it has caused, and is likely to result in further, significant disruption of global financial markets. The trading prices for our common stock and other medical device companies have been highly volatile as a result of the COVID-19 pandemic, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event resulting from the impact of the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock.
The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We have experienced certain delays or impacts to our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole as a result of the COVID-19 pandemic so far, but do not yet know the full extent of future delays or impacts. However, these effects could have a material impact on our business, and we will continue to monitor the situation closely.

Risks Related to our International Operations
We are subject to a variety of risks due to our international operations that could adversely affect our business, our operations or profitability and operating results.
Our operations in countries outside the United States, which accounted for approximately 24% of our revenue for the twelve months ended December 31, 2021, are accompanied by certain financial and other risks. In addition to opening offices in Austria, Canada, Germany, the Philippines, Switzerland, Lithuania, and the United Kingdom, in connection with distributor acquisitions and otherwise, we intend to continue to pursue growth opportunities in sales outside the United States, especially in Asia (including Japan and Korea) and Europe, and we may increase our use of administrative and support functions from locations outside the United States, which could expose us to greater risks associated with our sales and operations. As we pursue opportunities outside the United States, we may become more exposed to these risks and our ability to scale our operations effectively may be affected. For example, we are building out a manufacturing facility in Malaysia.
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
Moreover, the tax laws in which we and our subsidiaries do business could change on a prospective or retroactive basis, and any such changes could adversely affect our business and financial condition. There is growing pressure in many jurisdictions, including the United States, and from multinational organizations such as the Organization for Economic Cooperation and Development, or OECD, and the European Union to amend existing international tax rules in order to render them more responsive to current global business practices. For example, the OECD has published a package of measures for reform of the international tax rules as a product of its Base Erosion and Profit Shifting, or BEPS, initiative, which was endorsed by the G20 finance ministers. Many of the initiatives in the BEPS package require amendments to the domestic tax legislation of various jurisdictions. Separately, the European Union is asserting that a number of country-specific favorable tax regimes and rulings in certain member states may violate, or have violated, European Union law, and may require rebates of some or all of the associated tax benefits to be paid by benefited taxpayers in particular cases. In 2016, the European Union adopted the "Anti-Tax Avoidance Directive," which requires European Union member states to implement measures to prohibit tax avoidance practices, and Germany published the European Union Anti-Tax Avoidance Directive Implementation Law on June 30, 2021. We have a significant presence in the European Union, as well as significant sales in the European Union, such that any changes in tax laws in the European Union will impact our business. The overall impact of such legislation in European Union member states is uncertain, and our business and financial condition could be adversely affected by any laws impacting our tax rate.
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
The outbreak of the SARS-CoV-2 virus and its variants and the COVID-19 disease that it causes have also led to healthcare equipment shortages in the U.S. and around the world. Certain U.S. federal government orders have limited companies from exporting certain equipment (such as ventilators) to other countries. Currently, no such orders have been issued with respect to CGMs, however, if supply chain disruption causes significant shortages in CGMs or other equipment, it is possible that we could face additional barriers to exporting our devices outside of the United States.
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

Risks Related to Privacy and Security
We are subject to complex and evolving U.S. and foreign laws and regulations and other requirements regarding privacy, data protection, security, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
We are subject to a number of foreign, federal and state laws and regulations protecting the use, disclosure and confidentiality of certain patient health and personal information, including patient records, and restricting the use and disclosure of that protected information. These laws include foreign, federal and state medical privacy laws, breach notification laws and consumer protection laws. As our customer base grows to include U.S. federal government agencies, Dexcom may also need comply with Federal Risk and Authorization Management Program and Cybersecurity Maturity Model Certification requirements. These frameworks impose stringent cybersecurity standards and potentially significant non-compliance penalties.
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
Security breaches and other disruptions that compromise our information and expose us to liability, could cause our business and reputation to suffer and could subject us to substantial liabilities.
The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996, as amended, and implementing regulations, or HIPAA, extensively regulate the use and disclosure of individually identifiable health information, known as “protected health information,” and require covered entities, including health plans and most health care providers, to implement administrative, physical and technical safeguards to protect the security of such information. Certain provisions of the security and privacy regulations apply to business associates (entities that handle protected health information on behalf of covered entities), and business associates are subject to direct liability for violation of these provisions. In addition, a covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. Dexcom is a covered entity under HIPAA and may also function in a business associate capacity to other covered entities.
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
There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. We also remain subject to federal or state privacy-related laws that are more restrictive than the regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to alleged privacy and data security violations. California recently enacted the California Consumer Privacy Act, or CCPA, which came into effect January 1, 2020, was amended and expanded by the California Privacy Rights Act, or CPRA, passed on November 3, 2020. The CCPA and CPRA, among other things, create new data privacy obligations for covered companies and provide new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. It remains unclear what, if any, additional modifications will be made to this legislation or how it will be interpreted. Therefore the effects of the CCPA and CPRA are significant and will likely require us to modify our data processing practices, and may cause us to incur substantial costs and expenses to comply, particularly given our base of operations in California. There are also a number of other legislative proposals worldwide, including in the United States at both the federal and state level, that could impose additional and potentially conflicting obligations in areas affecting our business.
We are also subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information that may be more onerous than corresponding U.S. laws, including in particular the laws of Europe.
For instance, in the European Union, increasingly stringent data protection and privacy rules that have and will continue to have substantial impact on the use of patient data across the healthcare industry became effective in May 2018. The EU General Data Protection Regulation, or GDPR, applies across the European Union and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR fine framework can be up to 20 million euros, or up to 4% of the company’s total global turnover of the preceding fiscal year, whichever is higher. The GDPR also requires companies processing personal data of individuals residing in the European Union to comply with EU privacy and data protection rules, even if the company itself does not have a physical presence in the European Union. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities. Due to the strong consumer protection aspects of the GDPR, companies subject to its purview are allocating substantial legal costs to the development of necessary policies and procedures and overall compliance efforts. For example, following a decision of the Court of Justice of the EU in October 2015, the transfer of personal data to US companies that had certified as members of the US Safe Harbor Scheme was declared invalid. In July 2016, the European Commission adopted the EU-US Privacy Shield Framework, or the Privacy Shield Framework, which replaced the US Safe Harbor Scheme. On July 16, 2020, the Court of Justice of the European Union issued a decision that declared the Privacy Shield Framework invalid, and will also result in additional compliance obligations for companies that implement standard contractual clauses to ensure a valid basis for the transfer of personal data outside of Europe. We expect continued costs associated with maintaining compliance with GDPR into the future, and these provisions as interpreted by EU agencies, could negatively impact our business, financial condition and results of operations.
In addition to the laws discussed above, we may see more stringent state and federal privacy legislation in 2022 and beyond, as the increased cyber attacks during the COVID-19 pandemic have once again put a spotlight on data privacy and security in the U.S. and other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations.
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
In response to the COVID-19 pandemic, we have modified our business practices and implemented telework policies wherever possible for appropriate categories of “nonessential” employees to minimize the disruption to our operations, to the extent possible. The continuation of these telework policies for “nonessential employees” also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include, among other risks, greater phishing, malware, and other cybersecurity attacks, vulnerability to or disruptions of our information technology infrastructure and systems to support remote operations, increased risk of unauthorized access, use or dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction, alteration or misuse of valuable information, including proprietary business information and personally identifiable information of individuals, all of which could expose us to risks of data or financial loss, litigation and liability.
These threats can come from a variety of sources, ranging in sophistication from an individual hacker to malfeasance by employees, consultants or other service providers to criminal or other unauthorized threat actors, including state-sponsored attacks. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past several years, cyber attacks have become more prevalent and much harder to detect and defend against. These threat actors may be able to penetrate our security measures, breach our information technology systems, misappropriate or compromise confidential and proprietary information of our company and our customers, cause system disruptions and shutdowns, or introduce ransomware, malware, or vulnerabilities into our products, systems, and networks or those of our customers and partners. Our network and storage applications, as well as those of our contractors, may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security or other problems that unexpectedly could interfere with the operation of our products. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff.

We are and may continue to be subject to cybersecurity incidents that bypass our security measures. Such incidents may impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our information systems, devices or business, including our ability to deliver services to our customers. As a result, cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our enterprise, information systems and data from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. The occurrence of any of these events could result in:
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
We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud based systems during or as a result of the COVID-19 pandemic, or failures to adequately scale our data platforms and architectures support patient care could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition. Our information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, ransomware or other malware, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. In addition, certain countries have implemented or may implement legislative and technological actions that either do or can effectively regulate access to the internet, including the ability of internet service providers to limit access to specific websites or content. Other countries have attempted or are attempting to change or limit the legal protections available to businesses that depend on the internet for the delivery of their services. If our systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may significantly suffer and we may be subject to litigation, government enforcement actions and other actions for which we could face financial liability and other adverse consequences which may include:
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
Cyber attacks aimed at accessing our devices, products, and services, or related devices, products, and services, and modifying or using them in a way inconsistent with our FDA clearances and approvals, could create risks to users.
Medical devices are increasingly connected to the internet, hospital networks, and other medical devices to provide features that improve healthcare and increase the ability of healthcare providers to treat patients and patients to manage their conditions. For example, we are pursuing collaborations to enable the connectivity and interoperability of our current and next-generation sensors and transmitters with third-party patient monitoring products, which may in turn be connected with the internet, hospital networks and in some cases, other medical devices. These same features may also increase cybersecurity risks and the risks of unauthorized access and use by third parties. As such, cyber attacks aimed at accessing our devices, products, and services, or related devices, products, and services, and modifying or using them in a way inconsistent with our FDA clearances and approvals, which may create risks to users and potential exposure to the company.

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
•the dispensing of our products;
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
The FDA, CMS, OIG, OCR, FTC, Department of Justice, states’ attorneys general and other governmental authorities actively enforce the laws and regulations discussed above. In the United States, medical device manufacturers have been the target of numerous government prosecutions and investigations alleging violations of law, including claims asserting impermissible off-label promotion of medical devices, payments intended to influence the referral of federal or state healthcare business, and submission of false claims for government reimbursement. While we make every effort to comply with applicable laws, we cannot rule out the possibility that the government or other third parties could interpret these laws differently and challenge our practices under one or more of these laws. This likelihood of allegations of non-compliance is increased by the fact that under certain federal and state laws applicable to our business, individuals, known as relators, may bring an action on behalf of the government alleging violations of such laws, and potentially be awarded a share of any damages or penalties ultimately awarded to the applicable government body.
The FDA and the FTC, share oversight of medical device promotion. The FDA has broad authority over device marketing (including assessment and oversight of safety and effectiveness) and over FDA-approved “promotional labeling,” while the FTC has authority over “advertising” for most medical devices (i.e., non-“restricted” devices, such as ours).
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
If the FDA determines that there is a reasonable probability that a device intended for human use would cause serious, adverse health consequences or death, the agency may issue a cease distribution and notification order and a mandatory recall order. We may also decide to recall a product voluntarily if we find a material deficiency, including unacceptable risks to health, manufacturing defects, design errors, component failures, labeling defects, or other issues. Recalls of our products could divert the attention of our management and have an adverse effect on our reputation, financial condition, and operating results.
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

However, if unanticipated long-term side-effects result from the use of our products or other glucose monitoring systems we have under development, we could be subject to liability and the adoption of our systems may become more limited. With respect to our G6 systems, our clinical trials have been limited to ten days of continuous use. It is possible that the data from our clinical studies and trials may not be indicative of long-term patient outcomes. We cannot assure you that repeated, long-term use would not result in unanticipated adverse effects, potentially even after the sensor is removed.
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
We are subject to laws, regulations and contractual requirements regulating the provision of, and reimbursement for, health care goods and services, both in our capacity as a medical device manufacturer and/or as a supplier of covered items and services to federal health care program beneficiaries, with respect to which items and services we submit claims for reimbursement from such programs. The laws and regulations of health care goods and services that apply to us, including those described above, are subject to evolving interpretations and enforcement discretion. As part of our compliance program, we have reviewed our sales contracts, marketing materials, referral source relationships, programmatic offerings, and billing practices (among others) to reduce the risk of non-compliance with these and other foreign, federal and state laws. If a governmental authority was to conclude that we are not in compliance with applicable laws and regulations, we and our officers, directors and employees could be subject to criminal and civil penalties, including, for example, exclusion from participation as a supplier of product to beneficiaries covered by federal healthcare programs, including but not limited to Medicare and Medicaid. Any failure to comply with laws, regulations or contractual requirements relating to reimbursement and health care goods and services could adversely affect our reputation, business, financial condition and cash flows.
Our products are purchased principally by individual patients, who may be eligible for insurance coverage of their devices from various third-party payors, such as governmental programs (e.g., Medicare, Medicaid, TRICARE, other federal and state health benefit plans, and comparable non-U.S. programs), private insurance plans, and managed care plans. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payors is critical because it affects which products customers purchase and the prices they are willing to pay. As a result, our products are subject to regulation regarding quality and cost by the U.S. Department for Health & Human Services, including CMS, as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care goods and services. The principal U.S. federal laws relating to reimbursement include those that prohibit (i) the filing of false or improper claims for federal payment, known as the federal civil False Claims Act, (ii) unlawful inducements for the referral of items and services reimbursed by Federal health care programs, known as the federal Anti-Kickback Statute, and (iii) a physician from referring a Medicare patient for the provision of certain designated health services to an entity with the physician (or an immediate family member of the physician) has a financial relationship unless an exception applies, known as the federal Physician Self-Referral law, or commonly referred to as the “Stark Law.” Many states have similar laws that apply to reimbursement by state Medicaid and other government-funded programs, as well as, in some cases, to all payors, including self-pay patients. In addition, the federal civil False Claims Act requires the reporting and returning of identified overpayments received from federal health care programs within 60 days of identification and quantification, and requires the exercise of reasonable diligence to investigate credible information regarding potential overpayments. Failure to timely refund known overpayments from federal healthcare programs, such as Medicare and Medicaid, would subject a company to civil False Claims Act liability. Insurance companies can also bring a private cause of action claiming treble damages against a manufacturer for causing a false claim to be filed under the federal Racketeer Influenced and Corrupt Organizations Act, or RICO. Additionally, as a manufacturer of FDA‑approved devices reimbursable by federal healthcare programs, we are subject to the federal Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals, and under an expansion of the law to physician assistants, nurse practitioners, and other mid-level practitioners. Reporting requirements will go into effect in 2022 for payments and transfers of value made to these additional practitioner-types in 2021.
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
During the period in which we directly billed Medicare, our financial relationships with referring physicians and their immediate family members were required to comply with the Stark Law by meeting an applicable exception. Unlike the Anti-Kickback Statute, failure to meet an exception under the Stark Law results in a violation of the Stark Law, even if such violation is unintentional. Violations of the Stark Law create overpayment liability under the federal civil False Claims Act and can also trigger separate penalties under the Civil Monetary Penalties Law. Knowing violations of the Stark Law carry increased civil monetary penalties and would likely be classified as the knowing submission of a false claim or knowingly making a false statement to the government, triggering liability under the federal civil False Claims Act. Certain Stark Law violations can also trigger exclusion from participation in federal healthcare programs. Historical violations of the Stark Law, if any, could continue to give rise to liability during the statute of limitations period.
Managed care trends and consolidation in the health care industry could have an adverse effect on our revenues and results of operations.
Private third-party payors and other managed care organizations, such as pharmacy benefit managers, continue to take action to manage utilization and control costs. Consolidation among managed care organizations has increased the negotiating power of managed care organizations and other private third-party payors. Private third-party payors, as well as governments, increasingly employ formularies to control costs by taking into account discounts in connection with decisions about formulary inclusion or favorable formulary placement. Failure to obtain or maintain timely adequate pricing or favorable formulary placement for our products, or failure to obtain such formulary placement at favorable pricing, could adversely impact revenue. Private third-party payors, including self-insured employers, often implement formularies with co-payment tiers to encourage utilization of certain products and have also been raising co-payments required from beneficiaries, particularly for higher-cost products. Private third-party payors also use additional measures such as value-based pricing/contracting to improve their cost-containment efforts. Private third-party payors also are increasingly imposing utilization management tools, such as requiring prior authorization or requiring the patient to first fail on a lower-cost product before permitting access to a higher-cost product. On November 20, 2020, the OIG released a Final Rule, “Removal of Safe Harbor Protection for Rebates Involving Prescription Pharmaceuticals and Creation of New Safe Harbor for Certain Point of Sale Reductions in Price on Prescription Pharmaceuticals and Certain Pharmacy Benefit Manage Service Fees” which would revise the federal Anti-Kickback Statute’s Discount Safe Harbor at 42 CFR 1001.952(h) to explicitly exclude reductions in price offered by drug manufacturers to pharmacy benefit managers, or PBMs, and Part D plans from the safe harbor's definition of a “discount.” OIG expressed concern that the retroactive rebate framework incentivizes manufacturers to increase list prices and provide larger rebates on the backend, preventing beneficiaries and the Medicare Program from sharing in savings. The new rule which was initially to go into effect January 1, 2022, will now not become effective until January 2026 at the earliest, due to a number of federal administrative and legislative developments. The new rule does not directly impact us since it is narrowly tailored to drug rather than device manufacturers, though it may have a larger impact on the PBM industry if it eventually passes. Given the delay of the implementation of the new rule until at least January 2026, we do not expect significant restructuring of our PBM relationships in the near term.
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
As the U.S. payor market consolidates further and we face greater pricing pressure from private third-party payors, who will continue to drive more of their patients to use lower-cost alternatives, we may lose customers, our revenues may decrease and our business, financial condition, results of operations and cash flows may suffer.
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
Development or changes to the FDA or foreign regulatory approval standards and processes, including both legal and policy changes, could also delay or prevent the approval of our products submitted for review. For example, as part of the 21st Century Cures Act passed in 2016, Congress enacted several reforms that further affect medical device regulation both pre- and post-approval, and FDA implementation and development of guidance in many areas is still ongoing. In addition, the FDA is in the process of reviewing the 510(k) approval process and criteria and has announced initiatives to improve the current pre- and post-market regulatory processes and requirements associated with infusion pumps and other home-use medical devices. As part of this effort, the FDA is reviewing the adverse event reporting and recall processes for insulin pumps. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. The data contained in our submissions, including data drawn from our clinical trials, may not be sufficient to support clearance or approval of our products or additional or expanded indications. Medical device company stock prices have declined significantly in certain circumstances where companies have failed to meet expectations in regards to the timing of regulatory approval. If the FDA’s response causes product approval delays, or is not favorable for any of our products, our stock price (and the market price of our senior convertible notes) could decline substantially. It is uncertain how these potential changes may impact our ability to gain clearance or approval from FDA for our products in the future.
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
Further, the COVID-19 pandemic and associated shelter-in-place orders could limit or restrict our ability to initiate, conduct or continue our clinical trials. Delays and disruptions in our clinical trials could results in delays for expanded FDA clearance or approval of our products. We are unable to predict the length of such delays or the scope of the ongoing impact of the COVID-19 pandemic on our clinical trials at this time. We are continuing to monitor this situation and to explore methods of remote monitoring, remote clinical assessments and other similar delivery methods to permit the continuation of clinical trial activities.
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
We have received, and may continue to receive, numerous inquiries from hospitals around the country about the use of our CGM devices to remotely monitor COVID-19 patients admitted into the hospital. Extension of CGM system use to hospitalized patients during the COVID-19 pandemic allows hospital staff to monitor glucose remotely in patients and may reduce patient/provider interactions, which could help limit viral exposure for hospital staff and help conserve personal protective equipment. In the context of the COVID-19 pandemic, the FDA has permitted for regulatory flexibility in a variety of specific circumstances, to expedite the development and availability of critical medical products that may be helpful in COVID-19-related efforts.
Following direct communication with the FDA regarding the potential use of our CGM devices in a hospital or other in-patient setting, the FDA notified us on April 1, 2020 that in an exercise of its enforcement discretion it will not object, in the context of the COVID-19 pandemic, to Dexcom providing CGM devices and support to users to enable real-time remote patient monitoring in hospitals and other healthcare facilities, to support COVID-19 healthcare-related efforts, so long as we provide certain FDA-specified information with respect to the unique challenges that CGM technologies can raise in the hospital environment.
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
As a result of the COVID-19 pandemic, many healthcare facilities were or remain closed or available on a limited basis for non-emergent and elective services. Accordingly, our clinical investigators may not have an opportunity to recruit and enroll patients in our clinical trials and there may be less interest by patients to participate. We cannot predict the trajectory of the COVID-19 pandemic, the impact of variants, the length or impact of current shelter-in-place orders or any limitation on the provision of non-emergent health services or the normal operation of our clinical sites. Therefore, we cannot predict the ultimate impact that such restrictions may have on our clinical trial enrollment and results.
Health care policy changes, including U.S. health care reform legislation, may have a material adverse effect on our business.
In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators, and third-party payors to control these costs and, more generally, to reform the U.S. health care system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. Further, while the United States has begun shifting to pay-for-performance rather than fee-for-service models and has been embracing many shared-risk arrangements, CMS and OIG specifically excluded medical device manufacturers from utilizing the new, more flexible Stark Law exceptions and Anti-Kickback Statute safe harbors under the Final Rules, part of the U.S. Department of Health and Human Services’ Regulatory Sprint to Coordinated Care, which were published on December 2, 2020 in the Federal Register and were largely effective January 19, 2021. The exclusion of manufacturers from utilizing these exceptions and safe harbors will not allow us to avail ourselves of immunity from liability under the laws, potentially inviting greater scrutiny over our shared risk arrangements.
Additionally, on November 16, 2020 the OIG published a Special Fraud Alert addressing manufacturer Speaker Programs signaling both a more narrow government view of AKS compliance with respect to such programs as well as the potential for increased enforcement in this space by government oversight agencies such as the OIG and DOJ. In response to this Special Fraud Alert, PhRMA issued its Statement on Revisions to the PhRMA Code on Interactions with Health Care Professionals on August 6, 2021 asserting, among other things, that pharmaceutical companies should not pay for or provide alcohol in connection with speaker programs. The updated PhRMA Code updates also clarified that repeat attendance at a speaker program on the same or substantially the same topic where a meal is provided to the attendee is generally not appropriate. The updated PhRMA Code was made effective as of January 1, 2022. AdvaMed has not made corollary revisions to its Code of Ethics to date. We continue to assess industry response to the Special Fraud Alert and have and may continue to make modifications to certain aspects of our speaker programs, which may have a detrimental impact on our ability to educate healthcare providers about our products and to promote use of our products, which may lead to decreased product sales and negatively impact our business, financial condition and results of operations.
Comprehensive healthcare legislation, signed into law in the United States in March 2010, titled the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively, the ACA, imposes certain stringent compliance, recordkeeping, and reporting requirements on companies in various sectors of the life sciences industry, and enhanced penalties for non-compliance. Despite the ACA going into effect over a decade ago, there have been numerous legal and Congressional challenges to the law’s provisions and the effect of certain provisions have made compliance costly. More recently, in June 2021, a case challenging the constitutionality of the ACA’s individual mandate (California v. Texas) was overturned at the Supreme Court.
We cannot predict what additional new legislation, agency priorities, and rulemakings may be on the horizon as the United States continues to reassess how it pays for healthcare. As a result, we cannot quantify or predict what impact any changes might have on our business and results of operations. However, any changes that lower reimbursement for our products could materially and adversely affect our business, financial condition and results of operations.
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
Third parties have asserted, and may assert, infringement or misappropriation claims against us with respect to our current or future products. We are aware of numerous patents issued to third parties that may relate to aspects of our business, including the design and manufacture of CGM sensors and membranes, as well as methods for continuous glucose monitoring. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of such third parties or others. Our competitors may assert that our CGM systems or the methods we employ in the use of our systems are covered by U.S. or foreign patents held by them. We have in the past settled some such allegations and may need to do so again in the future. This risk is exacerbated by the fact that there are numerous issued patents and pending patent applications relating to self-monitored glucose testing systems in the medical technology field. Because patent applications may take years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our products infringe. There could also be existing patents of which we are unaware that one or more components of our system may inadvertently infringe. As the number of competitors in the market for CGM systems grows, the possibility of patent infringement by us or a patent infringement claim against us increases. If we are unable to successfully defend any such claims as they may arise or enter into or extend settlement and license agreements on acceptable terms or at all, our business operations may be harmed. We have been involved in various patent infringement actions in the past. For example, in March 2020, we settled certain patent infringement litigation and proceedings between us and AgaMatrix, Inc. and WaveForm Technologies, Inc. In addition, in July 2014, we entered into a Settlement and License Agreement with Abbott to settle all pending patent infringement legal proceedings brought by Abbott against us, which expired on March 31, 2021. Since the expiration of that agreement, we and certain Abbott entities have served complaints for patent infringement, validity, and other patent-related actions against each other in multiple jurisdictions, inside and outside the United States. We intend to vigorously pursue our claims and defenses in these cases to protect our intellectual property and to defend against Abbott’s infringement allegations.
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
Any adverse determination in litigation or interference proceedings to which we are or may become a party relating to patents or other intellectual property rights could subject us to significant liabilities to third parties or require us to seek licenses from other third parties. If we are found to infringe third-party patents, a court could order us to pay damages to compensate the patent owner for the infringement, such as a reasonable royalty amount and/or profits lost by the patent owners, along with prejudgment and/or post-judgment interest. Furthermore, if we are found to willfully infringe third-party patents, we could, in addition to other penalties, be required to pay treble damages; and if the court finds the case to be exceptional, we may be required to pay attorneys’ fees for the prevailing party. If we are found to infringe third-party copyrights or trademarks or misappropriate third-party trade secrets, based on the intellectual property at issue, a court could order us to pay statutory damages, actual damages, or profits, such as reasonable royalty or lost profits of the owners, unjust enrichment, disgorgement of profits, and/or a reasonable royalty, and the court could potentially award attorneys’ fees or exemplary or enhanced damages. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and would likely include ongoing royalties. We may be unable to obtain necessary intellectual property licenses on satisfactory terms. If we do not obtain any such necessary licenses, we may not be able to redesign our products to avoid infringement and any redesign may not receive FDA approval or other requisite marketing authorization in a timely manner or at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary intellectual property licenses could prevent us from manufacturing and selling our products, which would have a significant adverse impact on our business. If litigation were to be initiated by intellectual property owners, there could significant legal fees and costs incurred in defending litigation (which may include filing administrative actions to attack the intellectual property) as well as a potential monetary settlement payment to the owners, even if the matter is resolved before going to trial. Moreover, the owners may take an overly aggressive approach and/or include multiple allegations in a single litigation.

In addition, from time to time, we are subject to various claims, complaints and legal actions arising out of the ordinary course of business, including commercial insurance, product liability or employment-related matters. Also, from time to time, we may bring claims or initiate lawsuits against various third parties with respect to matters arising out of the ordinary course of our business, including commercial and employment-related matters. We do not believe we are party to any currently pending legal proceedings, the outcome of which could have a material adverse effect on our business, financial condition or results of operations. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, financial condition or results of operations.
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
Although we have insurance at levels that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverage may not be adequate to protect us against any future product liability claims. Further, if additional products are approved for marketing, we may seek additional insurance coverage. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business. A product liability claim, recall or other claims with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business.
We may be subject to claims against us even if the apparent injury is due to the actions of others or misuse of the device or a partner device. Our customers, either on their own or following the advice of their physicians, may use our products in a manner not described in the products’ labeling and that differs from the manner in which it was used in clinical studies and approved by the FDA. For example, our current systems are designed to be used by an individual continuously for up to 10 days for our G6 system, but the individual might be able to circumvent the safeguards designed into the systems and use the products for longer than 10 days. Off-label use of products by customers is common, and any such off-label use of our products could subject us to additional liability, or require design changes to limit this potential off-label use once discovered. In addition, other regulatory agencies may in the future approve similar diabetes treatment indications. We expect that such diabetes treatment indications could expose us to additional liability. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial volunteers or result in reduced acceptance of our products in the market.
As a result of the COVID-19 pandemic, we have received and continue to receive, numerous requests from hospitals and healthcare facilities around the country regarding the use of our CGM devices to remotely monitor COVID-19 patients admitted into the hospital. As noted above, in 2020, the FDA informed us that they intend to exercise enforcement discretion and will not object to our provision of G6 CGM systems to such facilities for use in the inpatient setting during the pandemic. However, our CGM devices are currently approved only for in-home use by patients for the purpose of personal diabetes management and have not otherwise been cleared or approved by the FDA for hospital use. Given that the G6 CGM has not yet been fully evaluated or tested (by us or by the FDA) to the extent that would be required in standard circumstances for product development and marketing authorization, there could be unknown or unanticipated risks presented by use in this environment. To the extent that inpatient use of our CGM systems causes or contributes to an adverse event, we may be subjected to additional product liability lawsuits. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in reduced acceptance of our products in the market.
We could become the subject of governmental investigations, claims and litigation.
Health care companies are subject to numerous investigations and inquiries by various governmental agencies. Further, under the False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. Depending upon whether the underlying conduct alleged in such inquiries or investigations could be considered systemic, any resolution of any such investigations could have a material, adverse effect on our financial position and results of operations.
Governmental agencies and their agents, such as CMS Medicare Administrative Contractors and other CMS contractors, as well as the OIG, state Medicaid programs, and other state and federal agencies may conduct audits of our operations, relating to covered items and services including those furnished to beneficiaries, health care providers and distributors. Commercial and government-funded managed care payors may conduct similar post-payment audits. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect on our financial position and results of operations. Our compliance program includes internal audit and monitoring functions designed to identify potential issues and facilitate remediation as appropriate.
CMS contracts with Recovery Audit Contractors, or RACs, on a contingency fee basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The ACA expanded the RAC program’s scope to include managed Medicare plans and Medicaid claims. RAC denials are appealable; however, there currently are significant delays in the assignment of new Medicare appeals to Administrative Law Judges, which negatively impacts our ability to appeal RAC payment denials. In addition, CMS employs various other program integrity contractors – including unified program integrity contractors, Medicaid integrity contractors, or MICs, and Comprehensive Error Rate Testing contractors to perform post-payment audits of claims and identify overpayments, and state Medicaid agencies and other contractors have increased their review and audit activities as well.
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
•sales and marketing and manufacturing expenses associated with the commercialization of our G6 system; and
•expansion of our workforce.
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
As changes in our business environment occur we have adjusted, and may further, adjust our business strategies to meet these changes and we may otherwise decide to further restructure our operations or particular businesses or assets. Our new organization and strategies may not produce the anticipated benefits, such as supporting our growth strategies and enhancing shareholder value. Our new organization and strategies could be less successful than our previous organizational structure and strategies. In addition, external events including changing technology, changing consumer patterns, acceptance of our products and changes in macroeconomic conditions may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write-down the value of assets. For example, current conditions, including COVID-19 and our business decisions, may reduce the value of some of our assets. We also make investments in existing or new businesses, including investments in the international expansion of our sales efforts and the build-out of our future manufacturing facility in Malaysia. Additionally, we also invest in early to late-stage companies for strategic reasons and to support key business initiatives, and we may not realize a return on our equity investments. Many such companies generate net losses and the market for their products, services, or technologies may be slow to develop or never materialize. We are subject to risks associated with our equity investments including partial or complete loss of invested capital, and significant changes in the fair value of this portfolio could adversely impact our financial results, Some of these investments may have returns that are negative or low, the ultimate business prospects of the businesses related to these investments may be uncertain, and these risks may be exacerbated by COVID-19. In any of these events, our costs may increase or returns on new investments may be lower than prior to the change in strategy or restructuring.

Risks Relating to Our Public Company Status, Tax Laws and Growth Through Acquisition
We may face risks associated with acquisitions of companies, products and technologies and our business could be harmed if we are unable to address these risks.
If we are presented with appropriate opportunities, we could acquire or make other investments in complementary companies, products or technologies. We may not realize the anticipated benefit of our acquisitions, or the realization of the anticipated benefits may require greater expenditures than anticipated by us. We will likely face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of the operations and services of any acquired company, integration of acquired technology with our products, diversion of our management’s attention from other business concerns, the potential loss of key employees or customers of the acquired businesses and impairment charges if future acquisitions are not as successful as we originally anticipated. If we fail to successfully integrate other companies, products or technologies that we acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity or equity-linked securities to pay for any future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. In addition, our operating results may suffer because of acquisition-related costs, amortization expenses or charges relating to acquired intangible assets.

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
There is growing pressure in many jurisdictions, including the United States, and from multinational organizations such as the OECD and the European Union to amend existing international tax rules in order to render them more responsive to current global business practices. For example, the OECD has published a package of measures for reform of the international tax rules as a product of its BEPS initiative, which was endorsed by the G20 finance ministers. Many of the initiatives in the BEPS package require amendments to the domestic tax legislation of various jurisdictions. Separately, the European Union is asserting that a number of country-specific favorable tax regimes and rulings in certain member states may violate, or have violated, European Union law, and may require rebates of some or all of the associated tax benefits to be paid by benefited taxpayers in particular cases. In 2016, the European Union adopted the “Anti-Tax Avoidance Directive,” which requires European Union member states to implement measures to prohibit tax avoidance practices, and Germany published the European Union Anti-Tax Avoidance Directive Implementation Law on June 30, 2021. We have a significant presence in the European Union, as well as significant sales in the European Union, such that any changes in tax laws in the European Union will impact our business. The overall impact of such legislation in European Union member states is uncertain, and our business and financial condition could be adversely affected by any laws impacting our tax rate. The U.S. government has recently enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. The overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.
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
Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state law provisions, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. Although the ownership changes we experienced in the past have not prevented us from using all NOLs and tax credits accumulated before such ownership changes, we could experience another ownership change that might limit our use of NOLs and tax credits in the future. In addition, realization of deferred tax assets, including net operating loss carryforwards, depends upon our future earnings in applicable tax jurisdictions. If we have insufficient future taxable income in the applicable tax jurisdiction for any reason, including any future corporate reorganization or restructuring activities, we may be limited in our ability to utilize some or all of our net operating losses to offset such income and reduce our tax liability in that jurisdiction. See Note 8 “Income Taxes” to the consolidated financial statements in Part II, Item 8 of this Annual Report for additional information.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future, especially as our business continues to grow and our business plan continues to evolve. From January 1, 2021 through December 31, 2021, the closing price of our common stock on the Nasdaq Global Select Market was as high as $651.26 per share and as low as $323.96 per share. In addition, the trading prices for our common stock and other medical device companies have been highly volatile as a result of the COVID-19 pandemic.
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
This issuance of shares by us in the future, including by conversion of our senior convertible notes in certain circumstances, the issuance of shares of our common stock to partners, including up to 1,288,660 shares of our common stock that we may issue to Verily and Onduo LLC pursuant to the Restated Collaboration Agreement, or sales of shares by our stockholders may cause the market price of our common stock to decline, perhaps significantly, even if our business is performing well. The market price of our common stock could also decline if there is a perception that sales of our shares are likely to occur in the future. This might also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Also, we may issue securities in connection with future financings and acquisitions, and those shares could dilute the holdings of other stockholders.
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
In October 2021, we entered into a Second Amended and Restated Credit Agreement, or the Amended Credit Agreement, with JPMorgan Chase and other syndicate lenders,which amended and restated the credit agreement, or the Credit Agreement, we had previously entered into in December 2018 and amended in May 2020 with JPMorgan Chase Bank and other syndicate lenders. The Amended Credit Agreement is a five-year $200.0 million revolving credit facility, or the Credit Facility. As of December 31, 2021, we had no outstanding borrowings, $7.3 million in outstanding letters of credit, and a total available balance of $192.7 million under the Amended Credit Agreement.
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

Failure to comply with covenants in the Amended Credit Agreement could result in our inability to borrow additional funds and adversely impact our business.
The Amended Credit Agreement imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of December 31, 2021, we were in compliance with the covenants imposed by the Amended Credit Agreement. If we violate these or any other covenants, any outstanding amounts under the Amended Credit Agreement could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
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
Holders of the Notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change (as defined in the indenture for each of the Notes) at a purchase price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any. In addition, each indenture for the Notes provides that we are required to repay amounts due under each indenture in the event that there is an event of default for the Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity date for the Notes. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.
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
Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change purchase date. In addition, each indenture for the Notes provides that we are required to repay amounts due under each indenture in the event that there is an event of default for the Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity date for the Notes. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than cash in lieu of any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase Notes surrendered upon a fundamental change or repay prior to maturity any accelerated amounts or pay cash for Notes being converted.
In addition, our ability to purchase the Notes or repay prior to maturity any accelerated amounts under the Notes upon an event of default or pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness outstanding at the time, including our Credit Facility. Under our Credit Facility, we are only permitted to use cash to purchase the Notes or repay prior to maturity any accelerated amounts under the Notes if we meet certain conditions that are defined under the Credit Agreement. We may not meet these conditions in the future. Our failure to repurchase Notes at a time when the repurchase is required by the respective indenture (whether upon a fundamental change or otherwise under each indenture) or pay cash payable on future conversions of the Notes as required by the indenture would constitute a default under each indenture. A default under each indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness, including our Credit Facility. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness, repurchase the Notes or make cash payments upon conversions thereof.
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
Our Credit Facility contains restrictive covenants relating to our capital raising activities and other financial and operational matters which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, our Credit Facility and the agreements governing the notes each contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $25.0 million, in the case of the 2023 Notes, and $50.0 million, in the case of the 2025 Notes, that causes such indebtedness to become due prior to its scheduled maturity date would cause a cross-default under the indenture governing the Notes. In addition, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $25.0 million that causes such indebtedness to become due prior to its scheduled maturity date would cause a default under our Credit Facility. The occurrence of a default under any of these borrowing arrangements would permit the holders of the Notes or the lenders under our Credit Facility to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the Note holders or the trustee under the indenture governing the Notes or the lenders under our Credit Facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.
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

General Risk Factors
Current uncertainty in domestic and global economic and political conditions makes it particularly difficult to predict product demand and other related matters and makes it more likely that our actual results could differ materially from expectations.
Our operations and performance depend on worldwide economic and political conditions. These conditions have been adversely impacted by continued global economic uncertainty, political instability and military hostilities in multiple geographies, concerns over the potential downgrade of U.S. sovereign debt and continued sovereign debt, monetary and financial uncertainties in Europe and other foreign countries, global health pandemics such as the COVID-19 pandemic, and domestic and global inflationary trends. These include potential reductions in the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries. These conditions have made and may continue to make it difficult for our customers and potential customers to afford our products, and could cause our customers to stop using our products or to use them less frequently. If that were to occur, our revenue may decrease and our performance may be negatively impacted. In addition, the pressure on consumers to absorb more of their own health care costs has resulted in some cases in higher deductibles and limits on durable medical equipment, which may cause seasonality in purchasing patterns. Furthermore, during economic uncertainty, our customers have had job losses and may continue to have issues gaining timely access to sufficient health insurance or credit, which could result in their unwillingness to purchase products or impair their ability to make timely payments to us. While the potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock.
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
•competition;
•inadequate financial and other resources; and
•global political and economic conditions, political instability and military hostilities.
We may be liable for contamination or other harm caused by materials that we handle, and changes in environmental regulations could cause us to incur additional expense.
Our research and development and clinical processes involve the handling of potentially harmful biological materials as well as hazardous materials. We are subject to international and domestic (including federal, state and local) laws, rules and regulations governing the use, handling, storage and disposal of hazardous and biological materials and we incur expenses relating to compliance with these laws and regulations. If violations of environmental, health and safety laws occur, we could be held liable for damages, penalties and costs of remedial actions. These expenses or this liability could have a significant negative impact on our financial condition. We may violate environmental, health and safety laws in the future as a result of human error, equipment failure or other causes. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We are subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes to or restrictions on permitting requirements or processes, hazardous or biological material storage or handling might require unplanned capital investment or relocation. Failure to comply with new or existing laws or regulations could harm our business, financial condition and results of operations.
Environmental, social and corporate governance, or ESG regulations, policies and provisions may make our supply chain more complex and may adversely affect our relationships with customers.
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
While we seek to partner with organizations that mitigate their business risks associated with climate change, we recognize that there are inherent risks related to climate change wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices or for our vendors, is a priority. Our manufacturing sites in California, Arizona and Malaysia and our operations in the Philippines are vulnerable to climate change effects. For example, in California and Arizona, increasing intensity of droughts throughout the states and annual periods of wildfire danger increase the probability of planned and unplanned power outages in the communities where we work and live. While this danger has a low-assessed risk of disrupting normal business operations, it has the potential impact on employees’ abilities to commute to work or to work from home and stay connected effectively. Climate-related events, including the increasing frequency of extreme weather events and their impact on the U.S., the Philippines, Malaysia and other major regions’ critical infrastructure, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers, and may cause us to experience higher attrition, losses, and additional costs to maintain or resume operations.

ITEM 1B - UNRESOLVED STAFF COMMENTS
None.

ITEM 2 - PROPERTIES
We lease real property to support our business, including manufacturing, research and development, sales, marketing and administration. The following table lists those properties that we believe are material to our business. We believe our facilities are suitable and adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.

Location	Approximate Square Feet	Purpose	Lease Expiration Dates
San Diego, CA	698,000	Laboratory, Manufacturing, Research and Development, Warehouse, General and Administrative, Sales and Marketing	2028 (1)
Mesa, AZ	634,700	General and Administrative, Laboratory, Manufacturing, Warehouse	2030 (2)
(1) Excludes renewals that would be at our option to extend the term of a lease for approximately 351,400 square feet of space expiring in 2023 for two additional three to five-year terms, renewals that would be at our option to extend the term of a lease for approximately 148,400 square feet of space expiring in 2028 for one additional five-year term, and also excludes renewals that would be at our option to extend the term of a lease for approximately 92,500 square feet of space expiring in 2028 for two additional five-year terms.
(2) Excludes renewals that would be at our option to extend the term of a lease for approximately 148,800 square feet of space expiring in 2028 for four additional five-year terms and also excludes renewals that would be at our option to extend the term of a lease for approximately 485,900 square feet of space expiring in 2030 for two additional five-year terms.
We also lease various administrative, warehouse and customer support real properties throughout the world including North America, Europe, and the Asia-Pacific region. During 2020, we entered into a 60-year lease for approximately 28 acres of land in Penang, Malaysia, for the build out of our international manufacturing facility.

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
During the fiscal year ended December 31, 2021, we and certain Abbott entities served complaints for patent infringement, validity and other patent related actions against each other in multiple jurisdictions, inside and outside the United States. We intend to vigorously pursue our claims and defenses in these cases to protect our intellectual property and to defend against Abbott’s infringement allegations.
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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock is traded on the Nasdaq Global Select Market under the symbol “DXCM.”
Stockholders
We had fewer than 40 stockholders of record as of December 31, 2021. The number of beneficial owners of our common stock at that date was substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K during the fiscal year ended December 31, 2021.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Neither we nor any affiliated purchaser repurchased any of our equity securities during the fiscal year ended December 31, 2021.

Company Stock Price Performance
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total returns on the Nasdaq Composite Index and the Nasdaq Medical Equipment Index over the five-year period ended December 31, 2021. The graph assumes that $100 was invested in Dexcom common stock and in each of the other indices on December 31, 2016 and that all dividends were reinvested. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Dexcom’s common stock.
The graph below and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
AMONG DEXCOM, INC.
THE NASDAQ COMPOSITE INDEX
AND THE NASDAQ MEDICAL EQUIPMENT INDEX

$950
$900
$850
$800
$750
$700
$650
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Fiscal Year Ending
DexCom, Inc.
Nasdaq Composite
Nasdaq Medical Equipment

* $100 invested on December 31, 2016 in stock or index, including reinvestment of any dividends.

	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
DexCom, Inc.	$100.00	$96.13	$200.67	$366.40	$619.30	$899.41
Nasdaq Composite	$100.00	$129.64	$125.96	$172.17	$249.51	$304.85
Nasdaq Medical Equipment	$100.00	$145.08	$161.91	$196.50	$281.91	$332.54

ITEM 6 - [RESERVED]

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are not purely historical regarding Dexcom’s or its management’s intentions, beliefs, expectations and strategies for the future. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are made as of the date of this report, deal with future events, are subject to various risks and uncertainties, and actual results could differ materially from those anticipated in those forward looking statements. The risks and uncertainties include, among other things, impacts on our business due to health pandemics or other contagious outbreaks, such as the current COVID-19 pandemic. The risks and uncertainties that could cause actual results to differ materially are more fully described under “Risk Factors” and elsewhere in this report and in our other reports filed with the SEC. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results. You should read the following discussion and analysis together with our consolidated financial statements and related notes in Part II, Item 8 of this Annual Report.

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

Impact of COVID-19 Pandemic

During 2020 and 2021, we have been subject to challenging social and economic conditions created as a result of the novel strain of coronavirus, SARS-CoV-2, or COVID-19. These conditions continue to create various financial impacts to our operations by necessitating precautions for our personnel to operate safely both in person as well as remotely. Costs incurred include items like incremental payroll costs, consulting support, IT infrastructure and facilities-related costs.

As the result of the COVID-19 pandemic, we made Dexcom CGM systems available for use in hospital settings and other healthcare facilities to assist frontline workers. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers, suppliers or third-party business partners conduct business and as a result, we have experienced moderate disruptions in our global operations. We have experienced and may experience constrained supply or curtailed customer demand, including due to customer loss of private health insurance coverage for our products, that could materially adversely impact our business, results of operations and overall financial performance in future periods. We currently utilize third parties to, among other things, manufacture components and materials for our devices, and to provide services such as sterilization services and we purchase these materials and services from numerous suppliers worldwide.

The COVID-19 pandemic has and may continue to have an adverse impact on our manufacturing and distribution capabilities. Disruptions relating to the COVID-19 pandemic, including shelter-in-place orders in the U.S. and other countries, could prevent employees, suppliers, distributors, and others from accessing manufacturing facilities and from transporting our products or the components required to manufacture our products. For example, we have experienced some supply chain disruption due to the global restrictions resulting from the COVID-19 pandemic in the manufacturing of our next-generation CGM product. Further, worldwide supply chain disruption relating to the COVID-19 pandemic has resulted in product shortages that has and may continue to impact our ability to manufacture our devices. As of the filing date of this Annual Report, the extent to which COVID-19 may impact our financial condition or results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See “Risk Factors” in Part I, Item 1A of this Annual Report for further discussion of the possible impact of the COVID-19 pandemic on our business.

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Variability reflected in the sensitivity analysis presented below is based on our recent historical experience. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in Note 1 to the consolidated financial statements in Part II, Item 8 of this Annual Report, we believe that the following accounting estimates are most critical to a full understanding and evaluation of our reported financial results. Members of our senior management have discussed the development and selection of these critical accounting estimates and their disclosure in this Annual Report with the Audit Committee of our Board of Directors.
Pharmacy Rebates
We estimate provisions for pharmacy rebates based on contractual arrangements, estimates of products sold subject to rebate, known events or trends and channel inventory data. Estimates associated with rebates on products sold through our distributors under pharmacy benefits are the most significant component of our variable consideration estimates and most at risk for material adjustment because of the time delay between the recording of the accrual estimate and its ultimate settlement, an interval that generally ranges from 30 to 90 days, but can last up to one year. Due to this time lag, in any given period, our adjustments to reflect actual amounts can incorporate changes of estimates related to prior periods.
Historically, adjustments to these estimates to reflect actual results or updated expectations, have not been material to our overall business and generally have been less than 1% of revenue. An increase or decrease of 1% in our estimate of products sold subject to rebate during 2021, holding all other assumptions constant, would increase or decrease revenue by approximately $11.5 million.
For more information, see Revenue Recognition in Note 1 to the consolidated financial statements in Part II, Item 8 of this Annual Report.
Excess and Obsolete Inventory
We assess the value of our inventory on a quarterly basis and write down those inventories based on quality control testing data, obsolescence, or in excess of our forecasted demand to the lower of their cost or net realizable value. Our estimates of forecasted demand are based upon our analysis and assumptions including, but not limited to, expected product lifecycles, product development plans and historical usage by product. If actual market conditions are less favorable than our forecasts, or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.
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
We use the asset and liability approach to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities as described in Note 1 to the consolidated financial statements in Part II, Item 8 of this Annual Report. Significant judgment is required to evaluate the need for a valuation allowance against deferred tax assets. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon future earnings in applicable tax jurisdictions. We maintain a valuation allowance on our California research and development tax credits, foreign tax credits, and certain foreign intangible assets, as it is more likely than not that those deferred tax assets will not be realized.
We recognize and measure benefits for uncertain tax positions using a two-step approach as described in Note 1 to the consolidated financial statements in Part II, Item 8 of this Annual Report. Significant judgment is required to evaluate uncertain tax positions and is based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.
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

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue growth, gross profit, operating income, net income, and cash flow from operations.
Key highlights for fiscal 2021 include the following:

Revenue	Gross Profit	Operating Income	Net Income	Operating Cash Flow
$2.45 billion	$1.68 billion	$265.8 million	$154.7 million	$442.5 million
up 27% from 2020	up 31% from 2020	down 11% from 2020	down 69% from 2020	down 7% from 2020

We ended fiscal 2021 with cash, cash equivalents and short-term marketable securities totaling $2.73 billion.

Business Trends
In addition to the general impacts of COVID-19 on our company as described in the Overview, looking ahead we expect our business could be affected by the following:
•Increase in the worldwide incidence of people diagnosed with diabetes and costs related to the management and treatment of diabetes.
•Changes in medical reimbursement policies and programs.
•Growing demand for digital health technologies by both healthcare providers and consumers to reduce costs, empower consumers to make better-informed decisions about their own health and provide new options for facilitating prevention, early diagnosis of life-threatening diseases, and management of chronic conditions outside of traditional health care settings.
•Continued product innovation and competition from other CGM device makers.
•Our ability to scale efficiently with the construction of our production facility in Malaysia.
•Our ability to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, in particular, our next generation G7 CGM system.

Results of Operations

Revenue and Gross Margin %
$1,476.0 M
$1,926.7 M
$2,448.5 M
63.1%
66.4%
68.6%
YTD 2019
YTD 2020
YTD 2021
Revenue
Gross Profit Margin %

Financial Overview
For discussion related to the results of operations and changes in financial condition for fiscal 2020 compared to fiscal 2019 refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2020 Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission on February 11, 2021.

Twelve Months Ended December 31, 2021 Compared to Twelve Months Ended December 31, 2020
	Twelve Months Ended December 31,				2021 - 2020
(In millions, except per share amounts)	2021	% of Revenue (1)	2020	% of Revenue (1)	$ Change	% Change
Revenue	$2,448.5	100%	$1,926.7	100%	$521.8	27%
Cost of sales	768.0	31%	646.6	34%	121.4	19%
Gross profit	1,680.5	68.6%	1,280.1	66.4%	400.4	31%
Operating expenses:
Research and development	517.1	21%	359.9	19%	157.2	44%
Collaborative research and development fee	87.1	4%	—	—%	87.1	*
Selling, general and administrative	810.5	33%	620.7	32%	189.8	31%
Total operating expenses	1,414.7	58%	980.6	51%	434.1	44%
Operating income	265.8	11%	299.5	16%	(33.7)	(11)%
Interest expense	(100.3)	(4)%	(84.7)	(4)%	(15.6)	18%
Loss on extinguishment of debt	(1.5)	—%	(5.9)	—%	4.4	(75)%
Income from equity investments	11.6	—%	—	—%	11.6	*
Interest and other income (expense), net	(1.7)	—%	16.1	1%	(17.8)	*
Income before income taxes	173.9	7%	225.0	12%	(51.1)	(23)%
Income tax expense (benefit)	19.2	1%	(268.6)	(14)%	287.8	*
Net income	$154.7	6%	$493.6	26%	$(338.9)	(69)%
(1) The sum of the individual percentages may not equal the total due to rounding.
* Not meaningful

Revenue
We expect that revenue we generate from the sales of our products will fluctuate from quarter to quarter. We typically experience seasonality, with lower sales in the first quarter of each year compared to the immediately preceding fourth quarter. This seasonal sales pattern relates to U.S. annual insurance deductible resets and unfunded flexible spending accounts.
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

Twelve Months Ended December 31, 2021 Compared to Twelve Months Ended December 31, 2020

Revenue
The revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base, partially offset by mix shift and price associated with the evolution of our channel strategy.

Disposable sensor and other revenue comprised approximately 84% of total revenue and Reusable Hardware revenue comprised approximately 16% of total revenue for the twelve months ended December 31, 2021. Disposable sensor and other revenue comprised approximately 81% of total revenue and Reusable Hardware revenue comprised approximately 19% of total revenue for the twelve months ended December 31, 2020.

Cost of Sales & Gross Profit
Cost of sales increased primarily due to an increase in sales volume. The increase in gross profit and gross profit margin in 2021 compared to 2020 were primarily driven by increased revenue and cost savings associated with incremental improvements to product design, manufacturing efficiencies and economies of scale.

Research and Development Expense
Research and development expense increased primarily due to $62.7 million in additional third party and consulting fees primarily related to software development for new products and significant enhancements, $49.1 million in additional salaries, bonuses, and payroll-related costs primarily due to higher headcount, and $13.2 million in additional clinical trials costs related to pivotal trials. We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.

Collaborative Research and Development Fee
Collaborative research and development fees of $87.1 million for the twelve months ended December 31, 2021 represents expense incurred in the fourth quarter of 2021 associated with a contingent milestone under the 2018 collaboration and license agreement with Verily. See Note 2 “Development and Other Agreements” to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information.

Selling, General and Administrative Expense
Selling, general and administrative expense increased primarily due to $84.0 million in additional advertising and marketing costs due to an increase in worldwide marketing campaigns, $60.5 million in additional salaries, bonuses, and payroll-related costs primarily due to higher headcount primarily related to an expansion in our sales force, $16.3 million in additional legal expense related to litigation, $7.4 million of investments in customer experience, partially offset by $12.9 million in lower third party service provider fees due to a change in our channel strategy.

Loss on Extinguishment of Debt
The loss on extinguishment of debt of $1.5 million and $5.9 million is primarily related to the conversions and/or repurchases of our senior convertible notes for the twelve months ended December 31, 2021 and December 31, 2020, respectively. See Note 5 “Debt” to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information about these transactions.

Income from Equity Investments	Income from equity investments of $11.6 million for the twelve months ended December 31, 2021 consisted solely of realized gains from the sale of an equity investment.

Interest Expense	Interest expense is comprised primarily of costs related to our senior convertible notes. Interest expense increased primarily due to the May 2020 issuance of our 2025 Notes.

Interest and Other Income (Expense), Net
Interest and other income (expense), net, consists primarily of interest income on our short-term marketable securities portfolio and foreign currency transaction gains and losses due to the effects of foreign currency fluctuations. The decrease in interest income was primarily related to a decline in market interest rates.

Income Tax Expense (Benefit)
We recorded pre-tax income for the twelve months ended December 31, 2021 and December 31, 2020. The income tax expense we recorded for 2021 is primarily attributable to income tax expense from normal, recurring operations offset by excess tax benefits recognized for employee share-based compensation, generation of research and development tax credits, and a one-time tax benefit related to tax law changes. The income tax benefit we recorded for 2020 is primarily attributable to the release of our valuation allowance on specific U.S. and foreign deferred tax assets.

Liquidity and Capital Resources

Overview, Capital Resources, and Capital Requirements
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations, proceeds from our senior convertible notes issuances, and access to our Credit Facility. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital expenditures, acquisitions of businesses, and debt service costs.
We expect that cash provided by our operations may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, working capital requirements, and capital deployment decisions. We have historically invested our cash primarily in U.S. dollar-denominated, investment grade, highly liquid obligations of U.S. government agencies, commercial paper, corporate debt, and money market funds. Certain of these investments are subject to general credit, liquidity, and other market risks. The general condition of the financial markets and the economy may increase those risks and may affect the value and liquidity of investments and restrict our ability to access the capital markets.
Our future capital requirements will depend on many factors, including but not limited to:

The evolution of the international expansion of our business and the revenue generated by sales of our approved products and other future products;	Our ability to efficiently scale our operations to meet demand for our current and any future products;	The success of our research and development efforts;

The expenses we incur in manufacturing, developing, selling and marketing our products;	The costs, timing and risks of delays of additional regulatory approvals;	The costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

The quality levels of our products and services;	The emergence of competing or complementary technological developments;	The terms and timing of any collaborative, licensing and other arrangements that we may establish;

The third-party reimbursement of our products for our customers;	The rate of progress and cost of our clinical trials and other development activities;	The acquisition of businesses, products and technologies and our ability to integrate and manage any acquired businesses, products and technologies.
We expect that existing cash and short-term investments and cash flows from our future operations will generally be sufficient to fund our ongoing core business. As current borrowing sources become due, we may be required to access the capital markets for additional funding. As we assess inorganic growth strategies, we may need to supplement our internally generated cash flow with outside sources. In the event that we are required to access the debt market, we believe that we will be able to secure reasonable borrowing rates. As part of our liquidity strategy, we will continue to monitor our current level of earnings and cash flow generation as well as our ability to access the market in light of those earning levels.
A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in U.S. dollars. Accordingly, our assessment is that we have no material net exposure to foreign currency exchange rate fluctuations at this time. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Australian Dollar, the British Pound, the Canadian Dollar, the Euro and the Malaysian Ringgit, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We currently engage in hedging transactions to reduce foreign currency risks. We will continue to monitor and manage our financial exposures due to exchange rate fluctuations as an integral part of our overall risk management program.

Main Sources of Liquidity
Cash, cash equivalents and short-term marketable securities
Our cash, cash equivalents and short-term marketable securities totaled $2.73 billion as of December 31, 2021. None of those funds were restricted and approximately 95% of those funds were located in the United States.
Cash flow from Operations
For the twelve months ended December 31, 2021, we had positive cash inflows of $442.5 million from operating activities. We anticipate that we will continue to generate positive cash inflows for the foreseeable future.
Senior Convertible Notes
We received net proceeds of $836.6 million in November 2018 from the 2023 Notes offering and net proceeds of $1.19 billion in May 2020 from the 2025 Notes offering. We used $100.0 million of the net proceeds from the offering of the 2023 Notes to repurchase a portion of our common stock in 2018. We used $282.6 million of the net proceeds from the offering of the 2025 Notes to repurchase a portion of our senior convertible notes due 2022, or 2022 Notes. We intend to use the remainder of the net proceeds from the 2023 Notes and 2025 Notes offerings for general corporate purposes and capital expenditures, including working capital needs. We may also use the net proceeds to expand our current business through in-licensing or acquisitions of, or investments in, other businesses, products or technologies; however, we do not have any significant commitments with respect to any such acquisitions or investments at this time.
The 2023 Note Hedge is expected to reduce the potential equity dilution upon any conversion of the 2023 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2023 Notes. See Note 5 “Debt” to the consolidated financial statements in Part II, Item 8 of this Annual Report for conversion activity related to the 2023 Notes and shares received as the result of exercising a portion of the 2023 Note Hedge as well as for more information about the 2023 Notes and the 2025 Notes, the 2023 Note Hedge, and the 2023 Warrants.
Revolving Credit Agreement
As of December 31, 2021, we had no outstanding borrowings, $7.3 million in outstanding letters of credit, and a total available balance of $192.7 million under the Amended Credit Agreement. We monitor counterparty risk associated with the institutional lenders that are providing the Credit Facility. We currently believe that the Credit Facility will be available to us should we choose to borrow under it. Revolving loans will be available for general corporate purposes, including working capital and capital expenditures. See Note 5 “Debt” to the consolidated financial statements in Part II, Item 8 of this Annual Report for more details on the Revolving Credit Agreement.
Short-term Liquidity Requirements
Our short-term liquidity requirements primarily consist of regular operating costs, interest payments related to our senior convertible notes, capital expenditures for the development of our manufacturing facilities and office spaces, and short-term material cash requirements as described below. As of December 31, 2021, we had a working capital ratio of 5.11 and a quick ratio of 4.50, which indicates that our current assets are more than enough to cover our short-term liabilities. We expect to have significant capital expenditures for the next year to drive our strategic initiative of building out our manufacturing facility and equipment in Malaysia and the capacity scale-up in Mesa, Arizona.
We believe that our cash, cash equivalents, and marketable securities balances, projected cash contributions from our commercial operations, and borrowings under our Credit Facility will be sufficient to meet our anticipated seasonal working capital needs, all capital expenditure requirements, material cash requirements as described below, and other liquidity requirements associated with our operations for at least the next 12 months.
Long-term Liquidity Requirements
Our long-term liquidity requirements primarily consist of interest and principal payments related to our senior convertible notes, capital expenditures for the development of our manufacturing facilities and office spaces, and long-term material cash requirements as described below. As of December 31, 2021, we had a debt-to-assets ratio of 0.35, which indicates that our total assets are more than enough to cover our short-term and long-term debts. As demand grows for our products, we will continue to expand global operations to meet demand through investments in manufacturing and operations. We expect to meet our long-term liquidity requirements from our main sources of liquidity as described above to support our future operations, capital expenditures, acquisitions, and other liquidity requirements associated with our operations beyond the next 12 months.
As of December 31, 2021, we have outstanding senior convertible notes that will mature in December 2023 for the 2023 Notes and November 2025 for the 2025 Notes. However, the outstanding principal of our senior convertible notes could be converted into cash and/or shares of our common stock prior to maturity once certain conditions are met. See Note 5 “Debt” to the consolidated financial statements in Part II, Item 8 of this Annual Report for information on conversion rights prior to maturity.
Material Cash Requirements
From time to time in the ordinary course of business, we enter into a variety of purchase arrangements including but not limited to, purchase arrangements related to capital expenditures, components used in manufacturing for the United States and Malaysia, and research and development activities. See Purchase Commitments in Note 6 to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information.
We issued senior convertible notes in November 2018 and May 2020. The obligations presented above include both principal and interest for these notes. Although these notes mature in 2023 and 2025, they may be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayment of the principal amounts sooner than the scheduled repayment as indicated in the table. As of December 31, 2021, we had outstanding letters of credit of $7.3 million for which we cannot forecast with certainty the amount and timing of repayments. See Note 5 “Debt” to the consolidated financial statements in Part II, Item 8 of this Annual Report for further discussion of the terms of our senior convertible notes.
We are party to various leasing arrangements, primarily for office, manufacturing and warehouse space that expire at various times through December 2030, excluding any renewal options. We also have a land lease in Penang, Malaysia for the build-out of our international manufacturing facility lease that expires in 2080. We anticipate incurring significant expenditures related to the build-out of the Malaysia manufacturing facility and equipment in the next 24 months. See Leases in Note 6 to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information.
Under our Restated Collaboration Agreement with Verily, upon the first regulatory approval of our next generation G7 CGM system, a regulatory approval milestone payment equivalent to 736,377 shares of our common stock, calculated based on the $100.0 million initial milestone amount divided by the volume-weighted average trading price during the 15 consecutive days ending on the date of the Restated Collaboration Agreement, will become payable. Additional sales-based milestone payments equivalent to 1,288,660 shares of our common stock, calculated based on the $175.0 million initial milestone amount divided by the volume-weighted average trading price during the 15 consecutive days ending on the date of the Restated Collaboration Agreement, may become due and payable by us upon achievement of certain sales-based milestones. All milestones may be paid in cash or shares of our common stock, at our election. If we elect to make these milestone payments in cash, any such cash payment would be equal to the number of shares that would otherwise be issued for the given milestone payment multiplied by the value of our stock on the date the relevant milestone is achieved, adjusted for stock splits, dividends, and the like. We intend to pay these milestones in shares of our common stock and as such we do not expect to have a material cash requirement for this agreement. See Note 2 “Development and Other Agreements” to the consolidated financial statements in Part II, Item 8 of this Annual Report for further discussion of the Collaboration Agreement with Verily.

Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated. See the consolidated financial statements in Part II, Item 8 of this Annual Report for complete statements of cash flows for these periods.

Cash Flows Summary 2021 YTD vs. 2020 YTD
$1,500.0 M
$1,000.0 M
$500.0 M
$— M
$(500.0) M
$(1,000.0) M
$(1,500.0) M
$442.5 M
$(216.1) M
$10.4 M
$475.6 M
$(1,018.0) M
$912.1 M
YTD 2021
YTD 2020
Operating Cash Flows
Investing Cash Flows
Financing Cash Flows

As of December 31, 2021, we had $2.73 billion in cash, cash equivalents and short-term marketable securities, which is an increase of $23.5 million compared to $2.71 billion as of December 31, 2020.
The primary cash flows during the twelve months ended December 31, 2021 and 2020 are described below. See the consolidated financial statements in Part II, Item 8 of this Annual Report for complete consolidated statements of cash flows for these periods.

Twelve Months Ended
		December 31, 2021		December 31, 2020

Operating Cash Flows	+	$154.7 million of net income and $419.8 million of net non-cash adjustments, partially offset by $132.0 million of net changes in working capital balances	+
$493.6 million of net income and $2.8 million of net non-cash adjustments, including $285.5 million of net benefit to tax expense associated with the release of the valuation allowance related to deferred tax assets, partially offset by $20.8 million of net changes in working capital balances

Net non-cash adjustments were primarily related to collaborative research and development fees, share-based compensation, non-cash interest expense for our senior convertible notes, and depreciation and amortization.

Net non-cash adjustments were primarily related to a net benefit to tax expense associated with the release of the valuation allowance related to deferred tax assets, share-based compensation, non-cash interest expense for our senior convertible notes, and depreciation and amortization.

Investing Cash Flows	+	$193.2 million net proceeds from marketable securities	-	$807.7 million net purchases of marketable securities
	+	$15.7 million in proceeds from the sale of an equity investment	-	$199.0 million capital expenditures
	-	$389.2 million capital expenditures
	-	$30.2 million in acquisitions, net of cash acquired
	-	$5.0 million in purchases of equity investments

Financing Cash Flows	+	$20.3 million in proceeds from the issuance of common stock under our employee stock plans	+	$1.19 billion in proceeds from issuance of our 2025 Notes, net of issuance costs
	-	$9.9 million in payments for financing leases	+	$15.3 million in proceeds from the issuance of common stock under our employee stock plans
			-	$282.6 million cash outflow for repurchase of a portion of our 2022 Notes

Recent Accounting Guidance
For a description of recently issued accounting guidance that is applicable to our financial statements, see Note 1 “Organization and Significant Accounting Policies” to the consolidated financial statements in Part II, Item 8 of this Annual Report.

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
Market Price Sensitive Instruments
In order to reduce potential equity dilution, in connection with the issuance of the 2023 Notes we entered into the 2023 Note Hedge which entitles us to purchase shares of our common stock. Upon conversion of the 2023 Notes, the 2023 Note Hedge is expected to reduce the equity dilution if the daily volume-weighted average price per share of our common stock exceeds the strike price of the hedge. We also entered into warrant transactions with the counterparties of the 2023 Note Hedge entitling them to acquire shares of our common stock. The warrant transactions could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given quarterly or annual measurement period exceeds the strike price of the warrants. See Note 5 “Debt” to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information.

Foreign Currency Exchange Risk
A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in U.S. dollars. Accordingly, our assessment is that we have no material net exposure to foreign currency exchange rate fluctuations at this time. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Australian Dollar, the British Pound, the Canadian Dollar, the Euro and the Malaysian Ringgit, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.
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
We record exchange rate fluctuations resulting from the translation of the short-term intercompany balances between domestic entities and our foreign subsidiaries as foreign currency transaction gains or losses and include them in interest and other income (expense), net in our consolidated statements of operations. We occasionally enter into foreign currency forward contracts in order to partially offset the impact from fluctuation of the foreign currency rates. As of December 31, 2021, we had foreign currency forward contracts outstanding with a notional amount of $40.0 million.
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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required is set forth under “Report of Independent Registered Public Accounting Firm,” “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “ Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Stockholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” on pages F-2 to F-40 of this Annual Report and is incorporated into this Item 8 by reference.
The report of Dexcom’s independent registered public accounting firm (PCAOB ID:42) with respect to the above-referenced financial statements and their report on internal control over financial reporting are included in Item 8 and Item 9A of this Form 10-K. Their consent appears as Exhibit 23.01 of this Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and timely communicated to management, including our Chief Executive Officer and Chief Financial Officer, recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures. Based on their evaluation as of December 31, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date for this purpose.
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
Our management, with the participation of the Chief Executive and Chief Financial Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP an Independent Registered Public Accounting Firm, as stated in their report which is included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DexCom, Inc.
Opinion on Internal Control over Financial Reporting
We have audited DexCom, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, DexCom, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of DexCom, Inc. as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 14, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Diego, California
February 14, 2022

ITEM 9B - OTHER INFORMATION
None.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our directors required by this Item is incorporated by reference to the section in the Proxy Statement entitled “Proposal No. 1 – Election of Directors.”
The information concerning our executive officers required by this Item is incorporated by reference to the section in the Proxy Statement entitled “Executive Officers.”
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
The information concerning certain relationships and related transactions required by this Item is incorporated by reference to the section in the Proxy Statement entitled “Certain Transactions.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information concerning principal accountant fees and services required by this Item is incorporated by reference to the section in the Proxy Statement entitled “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report:
1. Financial Statements.
The consolidated financial statements listed in Part II, Item 8 of this Annual Report.
2. Financial Statement Schedules.
For the three fiscal years ended December 31, 2021, Schedule II – Valuation and Qualifying Accounts.
Financial statement schedules not listed above have been omitted because information required to be set forth therein is not applicable, not required, or the information required by such schedules is shown in the consolidated financial statements or the notes thereto.
3. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Date of First Filing	Exhibit Number
3.01	Restated Certificate of Incorporation of Dexcom, Inc.	8-K	000-51222	May 21, 2021	3.1
3.02	Amended and Restated Bylaws of DexCom, Inc.	8-K	000-51222	May 21, 2021	3.3
4.01	Form of Specimen Certificate for Registrant’s common stock	S-1/A	333-122454	March 24, 2005	4.01
4.02	Indenture, dated as of November 30, 2018, between DexCom, Inc. and U.S. Bank National Association (including the form of 0.75% Convertible Senior Notes due 2023)	8-K	000-51222	December 3, 2018	4.1
4.03	Indenture, dated as of May 14, 2020, between DexCom, Inc. and U.S. Bank National Association (including the form of 0.25% Convertible Senior Notes due 2025)	8-K	000-51222	May 15, 2020	4.1
4.04	Description of Securities Registered Under Section 12 of the Exchange Act.	10-K	000-51222	February 11, 2021	4.04
10.01	Office Lease Agreement, dated March 31, 2006, between DexCom, Inc. and Kilroy Realty, L.P.	8-K	000-51222	April 7, 2006	99.01
10.02	First Amendment to Office Lease between DexCom, Inc. and Kilroy Realty, L.P., dated August 18, 2010.	10-Q	000-51222	November 4, 2010	10.27
10.03	Amendment Number One to Non-Exclusive Distribution Agreement, between RGH Enterprises, Inc. and DexCom, Inc., dated March 29, 2011.**	10-Q/A	000-51222	July 1, 2011	10.26
10.04	Offer letter between DexCom, Inc. and Kevin Sayer dated May 3, 2011.*	10-Q	000-51222	August 3, 2011	10.28
10.05	Amendment Number Two to Non-Exclusive Distribution Agreement between RGH Enterprises, Inc. and DexCom, Inc., dated March 28, 2013.**	10-Q	000-51222	May 1, 2013	10.27
10.06	Amendment Number Three to Non-Exclusive Distribution Agreement between RGH Enterprises, Inc. and DexCom, Inc., dated December 4, 2013.**	10-K	000-51222	February 20, 2014	10.28

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Date of First Filing	Exhibit Number
10.07	Non-Exclusive Distribution Agreement between DexCom, Inc. and Diabetes Specialty Center, LLC dated October 12, 2009, as amended on September 30, 2010, October 11, 2011, November 14, 2012 and November 1, 2013.**	10-K	000-51222	February 20, 2014	10.29
10.08	Amendment No. 5 to Non-Exclusive Distribution Agreement between DexCom, Inc. and Diabetes Specialty Center, LLC, dated March 14, 2014.	10-Q	000-51222	August 6, 2014	10.32
10.09	Second Amendment to Office Lease between DexCom, Inc. and Kilroy Realty, L.P., dated October 1, 2014.	10-K	000-51222	February 25, 2015	10.32
10.10	2015 Employee Stock Purchase Plan	DEF 14A	000-51222	April 13, 2015	Appendix B
10.11	Form of Subscription Agreement under 2015 Employee Stock Purchase Plan	8-K	000-51222	June 2, 2015	10.4
10.12	Sublease between DexCom, Inc. and Entropic Communications, LLC dated February 1, 2016.	10-Q	000-51222	April 27, 2016	10.36
10.13	Amended and Restated Non-Exclusive Distribution Agreement with Byram Healthcare dated February 1, 2016.**	10-Q	000-51222	April 27, 2016	10.37
10.14	Industrial Net Lease, Broadway dated April 28, 2016, by and between PRA/LB, L.L.C. and DexCom, Inc.	10-Q	000-51222	August 2, 2016	10.39
10.15	Standard Form of Agreement dated May 2, 2016, by and between DexCom, Inc. and Skanska USA Building Inc.	10-Q	000-51222	August 2, 2016	10.40
10.16	Amendment to Non-Exclusive Distribution Agreement dated April 30, 2016 by and between RGH Enterprises, Inc. d/b/a Cardinal Health at Home and DexCom, Inc. **	10-Q	000-51222	August 2, 2016	10.41
10.17	Amendment No. 1 to Collaboration and License Agreement dated October 25, 2016 by and between DexCom, Inc. and Verily Life Sciences LLC (formerly Google Life Sciences LLC).	10-K	000-51222	February 28, 2017	10.42
10.18	Severance and Change in Control Plan.	8-K	000-51222	June 6, 2017	10.2
10.19	Form of Participation Agreement to the Severance and Change in Control Plan.	8-K	000-51222	June 6, 2017	10.3
10.20	Standard Form of Agreement dated May 1, 2017, by and between DexCom, Inc. and Skanska USA Building Inc.	10-Q	000-51222	August 1, 2017	10.47
10.21	Form of Indemnity Agreement	10-Q	000-51222	August 1, 2017	10.43
10.22	Form of RSU Grant Agreement 2015 Plan Global Double Trigger	10-K	000-51222	February 27, 2018	10.51
10.23	Form of RSU Grant Agreement 2015 Plan Global General	10-K	000-51222	February 27, 2018	10.52
10.24	Amended and Restated Collaboration and License Agreement dated November 20, 2018 by and between DexCom, Inc., Verily Life Sciences LLC (an Alphabet Company) and Verily Ireland Limited.**	10-K	000-51222	February 21, 2019	10.60

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Date of First Filing	Exhibit Number
10.25	Amended and Restated Credit Agreement dated December 19, 2018 by and among DexCom, Inc., Bank of America, Silicon Valley Bank and Union Bank, and JPMorgan Chase Bank, as Administrative Agent.	10-K	000-51222	February 21, 2019	10.61
10.26	Amended and Restated 2015 Equity Incentive Plan	8-K	000-51222	June 4, 2019	10.01
10.27	Executive Deferred Compensation Plan	8-K	000-51222	June 4, 2019	10.02
10.28	Form of RSU Grant Agreement 2015 Plan (Board Members - Annual Grant)	10-K	000-51222	February 13, 2020	10.36
10.29	Form of RSU Grant Agreement 2015 Plan (Board Members - Incoming Grant)	10-K	000-51222	February 13, 2020	10.37
10.30	Distribution Services Agreement dated November 7, 2015 between DexCom, Inc. and AmerisourceBergen Drug Corporation.****	10-K	000-51222	February 13, 2020	10.38
10.31	Amendment to the Distribution Services Agreement between DexCom Inc. and AmerisourceBergen Drug Corporation.****	10-K	000-51222	February 13, 2020	10.39
10.32	Third Amendment to Office Lease between DexCom, Inc. and John Hancock Life Insurance Company, dated January 9, 2019.****	10-K	000-51222	February 13, 2020	10.40
10.33	Fourth Amendment to Office Lease between DexCom, Inc. and Sequence Tech. Center CA LLC, dated September 9, 2019.****	10-K	000-51222	February 13, 2020	10.41
10.34	Fifth Amendment to Office Lease between DexCom, Inc. and Sequence Tech. Center CA LLC, dated October 21, 2019.	10-K	000-51222	February 13, 2020	10.42
10.35	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.	10-K	000-51222	February 11, 2021	10.43
10.36	2015 Employee Stock Purchase Plan, amended on December 13, 2019	10-K	000-51222	February 11, 2021	10.44
10.37	Form of Subscription Agreement under 2015 Employee Stock Purchase Plan amended on December 13, 2019	10-K	000-51222	February 11, 2021	10.45
10.38	DexCom Incentive Bonus Plan	8-K	000-51222	March 17, 2021	10.1
10.39	Second Amended and Restated Credit Agreement dated October 13, 2021 by and among DexCom, Inc., Bank of America, Silicon Valley Bank and Union Bank, and JPMorgan Chase Bank, as Administrative Agent.	10-K	000-51222	February 14, 2022		X
10.40	Sixth Amendment to Office Lease between DexCom, Inc. and Sequence Tech. Center CA LLC, dated May 25, 2021	10-K	000-51222	February 14, 2022		X
10.41	Tenant Estoppel Certificate - Sequence	10-K	000-51222	February 14, 2022		X
10.42	Office Lease between DexCom, Inc. and GC Pacific Court Center Owner, LLC, dated January 31, 2020	10-K	000-51222	February 14, 2022		X
10.43	First Amendment to Office Lease between DexCom, Inc. and GC Pacific Court Center Owner, LLC, dated November 17, 2020	10-K	000-51222	February 14, 2022		X
10.44	Tenant Estoppel Certificate - Pacific Center	10-K	000-51222	February 14, 2022		X

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Date of First Filing	Exhibit Number
10.45	Tenant’s Acceptance of Possession - Pacific Center	10-K	000-51222	February 14, 2022		X
21.01	List of Subsidiaries					X
23.01	Consent of Independent Registered Public Accounting Firm					X
24.01	Power of Attorney (see signature page of this Form 10-K)					X
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
—	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)					X

*	Represents a management contract or compensatory plan.
**	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and were filed separately with the Securities and Exchange Commission.
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

DEXCOM, INC. (Registrant)

Dated: February 14, 2022	By:	/s/ JEREME M. SYLVAIN
Jereme M. Sylvain, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin R. Sayer and Jereme M. Sylvain, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN R. SAYER	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 14, 2022
Kevin R. Sayer

/s/ JEREME M. SYLVAIN	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 14, 2022
Jereme M. Sylvain

/s/ MARK G. FOLETTA	Lead Independent Director	February 14, 2022
Mark G. Foletta

/s/ STEVEN R. ALTMAN	Director	February 14, 2022
Steven R. Altman

/s/ NICHOLAS AUGUSTINOS	Director	February 14, 2022
Nicholas Augustinos

/s/ RICHARD A. COLLINS	Director	February 14, 2022
Richard A. Collins

/s/ KAREN DAHUT	Director	February 14, 2022
Karen Dahut

/s/ BRIDGETTE P. HELLER	Director	February 14, 2022
Bridgette P. Heller

/s/ BARBARA E. KAHN	Director	February 14, 2022
Barbara E. Kahn

/s/ KYLE MALADY	Director	February 14, 2022
Kyle Malady

/s/ JAY S. SKYLER	Director	February 14, 2022
Jay S. Skyler, M.D.

/s/ ERIC J. TOPOL	Director	February 14, 2022
Eric J. Topol, M.D.

DEXCOM, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DexCom, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DexCom, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 14, 2022 expressed an unqualified opinion thereon.
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

Estimation of variable consideration for revenue recognition

Description of the Matter
As discussed in Note 1 of the consolidated financial statements, the Company includes an estimate of variable consideration in the calculation of the transaction price at the time of sale. The Company estimates reductions for pharmacy rebates based on contractual arrangements, estimates of products sold subject to rebate, known events or trends and channel inventory data.

Auditing management’s determination of transaction price including variable consideration involved a high degree of subjectivity in evaluating management’s estimates. In estimating pharmacy rebates, management applies contracted rates to estimates of products sold subject to rebate, known market events or trends and channel inventory data.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s processes to determine pharmacy rebates, including the underlying assumptions.

Our audit procedures also included, among others, evaluating the significant assumptions and the accuracy and completeness of the underlying data used in management’s calculations. This included testing contractual rates, management’s estimates of products sold subject to rebate, and inventory held by third parties at the end of the period, through a combination of underlying data validation by inspection of source documents, agreement to underlying contracts, review for consistency against historical data, and trending of inventory held at third parties versus inventory sold into the channel. In addition, we inspected the results of the Company’s retrospective review analysis of pharmacy rebates claimed, evaluated the estimates made based on historical experience and performed sensitivity analyses over the Company's significant assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2000.
San Diego, California
February 14, 2022

DexCom, Inc.
Consolidated Balance Sheets

	December 31,
(In millions, except par value data)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,052.6	$817.6
Short-term marketable securities	1,678.6	1,890.1
Accounts receivable, net	514.3	428.5
Inventory	357.3	234.7
Prepaid and other current assets	81.6	53.9
Total current assets	3,684.4	3,424.8
Property and equipment, net	801.8	515.3
Operating lease right-of-use assets	88.1	93.3
Goodwill	26.5	19.3
Deferred tax assets	220.8	216.4
Intangibles and other assets, net	42.0	21.4
Total assets	$4,863.6	$4,290.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$573.0	$481.1
Accrued payroll and related expenses	125.2	114.3
Short-term operating lease liabilities	20.5	16.5
Deferred revenue	2.1	2.2
Total current liabilities	720.8	614.1
Long-term senior convertible notes	1,702.7	1,667.2
Long-term operating lease liabilities	98.6	101.8
Other long-term liabilities	90.0	80.9
Total liabilities	2,612.1	2,464.0
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 million shares authorized; no shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 200.0 million shares authorized; 97.8 million and 97.0 million shares issued and outstanding, respectively, at December 31, 2021; and 96.9 million and 96.1 million shares issued and outstanding, respectively, at December 31, 2020	0.1	0.1
Additional paid-in capital	2,504.5	2,125.3
Accumulated other comprehensive income	0.5	3.2
Accumulated deficit	(47.4)	(202.1)
Treasury stock, at cost; 0.8 million shares at December 31, 2021 and 0.8 million shares at December 31, 2020	(206.2)	(100.0)
Total stockholders’ equity	2,251.5	1,826.5
Total liabilities and stockholders’ equity	$4,863.6	$4,290.5
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations

	Twelve Months Ended December 31,
(In millions, except per share data)	2021	2020	2019
Revenue	$2,448.5	$1,926.7	$1,476.0
Cost of sales	768.0	646.6	544.5
Gross profit	1,680.5	1,280.1	931.5
Operating expenses:
Research and development	517.1	359.9	273.5
Collaborative research and development fee	87.1	—	—
Selling, general and administrative	810.5	620.7	515.7
Total operating expenses	1,414.7	980.6	789.2
Operating income	265.8	299.5	142.3
Interest expense	(100.3)	(84.7)	(60.3)
Loss on extinguishment of debt	(1.5)	(5.9)	—
Income (loss) from equity investments	11.6	—	(4.2)
Interest and other income (expense), net	(1.7)	16.1	26.4
Income before income taxes	173.9	225.0	104.2
Income tax expense (benefit)	19.2	(268.6)	3.1
Net income	$154.7	$493.6	$101.1

Basic net income per share	$1.60	$5.23	$1.11
Shares used to compute basic net income per share	96.7	94.4	91.1
Diluted net income per share	$1.55	$5.06	$1.10
Shares used to compute diluted net income per share	100.1	97.5	92.3
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Income

	Twelve Months Ended December 31,
(In millions)	2021	2020	2019
Net income	$154.7	$493.6	$101.1
Other comprehensive income (loss), net of tax:
Translation adjustments and other	(1.0)	1.1	0.4
Unrealized gain (loss) on marketable debt securities	(1.7)	(0.2)	0.4
Total other comprehensive income (loss), net of tax	(2.7)	0.9	0.8
Comprehensive income	$152.0	$494.5	$101.9
See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
(In millions)	Shares	Amount
Balance at December 31, 2018	90.0	$0.1	$1,560.6	$1.5	$(798.9)	$(100.0)	$663.3
Cumulative-effect adjustment from adoption of new lease accounting standard (Note 6)	—	—	—	—	2.1	—	2.1
Issuance of common stock under equity incentive plans	1.4	—	0.3	—	—	—	0.3
Issuance of common stock for Employee Stock Purchase Plan	0.2	—	11.6	—	—	—	11.6
Realization of tax benefit related to 2023 Note Hedge	—	—	0.7	—	—	—	0.7
Share-based compensation expense	—	—	102.7	—	—	—	102.7
Net income	—	—	—	—	101.1	—	101.1
Other comprehensive income, net of tax	—	—	—	0.8	—	—	0.8
Balance at December 31, 2019	91.6	0.1	1,675.9	2.3	(695.7)	(100.0)	882.6
Issuance of common stock under equity incentive plans	1.1	—	0.3	—	—	—	0.3
Issuance of common stock for Employee Stock Purchase Plan	—	—	15.0	—	—	—	15.0
Equity component of 2025 Notes issuance, net of issuance costs	—	—	289.4	—	—	—	289.4
Tax benefit related to Senior Convertible Notes	—	—	(62.5)	—	—	—	(62.5)
Repurchase and conversions of 2022 Notes	3.4	—	87.8	—	—	—	87.8
Share-based compensation expense	—	—	119.4	—	—	—	119.4
Net income	—	—	—	—	493.6	—	493.6
Other comprehensive income, net of tax	—	—	—	0.9	—	—	0.9
Balance at December 31, 2020	96.1	0.1	2,125.3	3.2	(202.1)	(100.0)	1,826.5
Issuance of common stock under equity incentive plans	0.7	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	—	—	20.3	—	—	—	20.3
Tax benefit related to Senior Convertible Notes	—	—	(1.1)	—	—	—	(1.1)
Conversions of 2023 Notes	0.4	—	28.7	—	—	24.6	53.3
Benefit of note hedge upon conversions of 2023 Notes	(0.2)	—	130.8	—	—	(130.8)	—
Share-based compensation expense	—	—	113.4	—	—	—	113.4
Collaborative research and development fee	—	—	87.1	—	—	—	87.1
Net income	—	—	—	—	154.7	—	154.7
Other comprehensive loss, net of tax	—	—	—	(2.7)	—	—	(2.7)
Balance at December 31, 2021	97.0	0.1	2,504.5	0.5	(47.4)	(206.2)	2,251.5
See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
(In millions)	2021	2020	2019
Operating activities
Net income	$154.7	$493.6	$101.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	102.0	67.1	48.7
Share-based compensation	113.4	119.4	102.7
Collaborative research and development fee	87.1	—	—
Loss on extinguishment of debt	1.5	5.9	—
Non-cash interest expense	88.7	74.0	49.6
Realized (gain) loss on equity investment	(11.6)	—	4.2
Deferred income taxes (including benefit from valuation allowance release)	(4.9)	(277.3)	0.2
Other non-cash income and expenses	43.6	13.7	1.9
Changes in operating assets and liabilities:
Accounts receivable, net	(75.5)	(142.3)	(60.0)
Inventory	(112.2)	(114.5)	(49.1)
Prepaid and other assets	(21.3)	(2.4)	(7.2)
Operating lease right-of-use assets and liabilities, net	(0.1)	(0.8)	(2.4)
Accounts payable and accrued liabilities	58.0	194.5	109.0
Accrued payroll and related expenses	10.4	26.1	16.0
Deferred revenue and other liabilities	8.7	18.6	(0.2)
Net cash provided by operating activities	442.5	475.6	314.5
Investing activities
Purchase of marketable securities	(2,473.1)	(3,058.2)	(2,030.4)
Proceeds from sale and maturity of marketable securities	2,666.3	2,250.5	1,196.4
Purchases of property and equipment	(389.2)	(199.0)	(180.0)
Acquisitions, net of cash acquired	(30.2)	—	—
Other investing activities	10.1	(11.3)	(1.2)
Net cash used in investing activities	(216.1)	(1,018.0)	(1,015.2)
Financing activities
Net proceeds from issuance of common stock	20.3	15.3	11.9
Proceeds from issuance of convertible notes, net of issuance costs	—	1,188.8	—
Repurchase of convertible notes	—	(282.6)	—
Other financing activities	(9.9)	(9.4)	(1.2)
Net cash provided by financing activities	10.4	912.1	10.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.4)	2.1	(0.7)
Increase (decrease) in cash, cash equivalents and restricted cash	235.4	371.8	(690.7)
Cash, cash equivalents and restricted cash, beginning of period	818.2	446.4	1,137.1
Cash, cash equivalents and restricted cash, end of period	$1,053.6	$818.2	$446.4

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,052.6	$817.6	$446.2
Restricted cash	1.0	0.6	0.2
Total cash, cash equivalents and restricted cash	$1,053.6	$818.2	$446.4

	Twelve Months Ended December 31,
	2021	2020	2019
Supplemental disclosure of non-cash investing and financing transactions:
Shares issued for repurchase and conversions of senior convertible notes	$157.7	$1,350.9	$—
Shares received under note hedge upon conversion of 2023 Notes	$(130.8)	$—	$—
Acquisition of property and equipment included in accounts payable and accrued liabilities	$45.4	$35.3	$14.2
Supplemental cash flow information:
Cash paid during the year for interest	$11.6	$10.6	$10.4
Cash paid during the year for income taxes	$16.8	$3.6	$4.8

See accompanying notes

DexCom, Inc.
Notes to Consolidated Financial Statements
December 31, 2021

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
We estimate the fair value of most of our cash equivalents using Level 1 inputs. We estimate the fair value of our marketable equity securities using Level 1 inputs and we estimate the fair value of our marketable debt securities using Level 2 inputs. We carry our marketable securities at fair value. We carry our other financial instruments, such as cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities, at cost, which approximates the related fair values due to the short-term maturities of these instruments. See Note 3 “Fair Value Measurements” for more information.

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
We calculate realized gains or losses on our marketable securities using the specific identification method. We carry our marketable debt securities at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity in our consolidated balance sheets and included in comprehensive income. Realized gains and losses on marketable debt securities are included in interest and other income (expense), net in our consolidated statements of operations. We carry our marketable equity securities at fair value with realized and unrealized gains and losses reported in income (loss) from equity investments in our consolidated statements of operations.
We invest in various types of debt securities, including debt securities in government-sponsored entities, corporate debt securities, U.S. Treasury securities, supranational securities, and commercial paper. We do not generally intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. See Note 3 “Fair Value Measurements” and Short-Term Marketable Securities in Note 4 “Balance Sheet Details” for more information on our marketable securities.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are generally recorded at the invoiced amount, net of prompt pay discounts, for distributors and at net realizable value for direct customers, which is determined using estimates of claim denials and historical reimbursement experience without regard to aging category. Accounts receivable are not interest bearing. We evaluate the creditworthiness of significant customers based on historical trends, the financial condition of our customers, and external market factors. We generally do not require collateral from our customers. We maintain an allowance for doubtful accounts for potential credit losses. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a customer account is uncollectible. Generally, receivable balances greater than one year past due are deemed uncollectible.

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
The following table sets forth the percentages of total revenue or gross accounts receivable for customers that represent 10% or more of the respective amounts for the periods shown:

	Revenue			Gross Accounts Receivable
	Twelve Months Ended December 31,			As of December 31,
	2021	2020	2019	2021	2020
Distributor A	28%	23%	17%	16%	19%
Distributor B	12%	11%	12%	11%	10%
Distributor C	21%	18%	10%	13%	12%
Distributor D	18%	11%	*	13%	*
* Less than 10%

Inventory
Inventory is valued at the lower of cost or net realizable value on a part-by-part basis that approximates first in, first out. We capitalize inventory produced in preparation for commercial launches when it becomes probable that the product will receive regulatory approval and that the related costs will be recoverable through the commercialization of the product. A number of factors are considered, including the status of the regulatory application approval process, management’s judgment of probable future commercial use, and net realizable value.
We record adjustments to inventory for potential excess or obsolete inventory, as well as inventory that does not pass quality control testing, in order to state inventory at net realizable value. Factors influencing these adjustments include inventories on hand and on order compared to estimated future usage and sales for existing and new products, as well as judgments regarding quality control testing data and assumptions about the likelihood of scrap and obsolescence. Once written down the adjustments are considered permanent and are not reversed until the related inventory is sold or disposed of.
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

Property and Equipment
Property and equipment is stated at cost less accumulated depreciation and amortization. We capitalize additions and improvements and expense maintenance and repairs as incurred. We also capitalize certain costs incurred for the development of enterprise-level business and finance software that we use internally in our operations. Costs incurred in the application development phase are capitalized while costs related to planning and other preliminary project activities and to post-implementation activities are expensed as incurred.
We calculate depreciation using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are generally three years for computer software and hardware, including internal use software, four to fifteen years for machinery and equipment, and five years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining lease term. Buildings are amortized over the shorter of the ownership of the building or forty years. We include the amortization of assets that are recorded under finance leases in depreciation expense. On retirement or disposition, the asset cost and related accumulated depreciation are removed from our consolidated balance sheets and any gain or loss is recognized in our consolidated statements of operations.
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
If the estimated fair value of a reporting unit exceeds the carrying amount of the net assets assigned to that unit, goodwill is not impaired and no further analysis is required. If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of the unit, we perform the second step of the impairment test. In this step we allocate the fair value of the reporting unit calculated in step one to all of the assets and liabilities of that unit, as if we had just acquired the reporting unit in a business combination. The excess of the fair value of the reporting unit over the total amount allocated to the assets and liabilities represents the implied fair value of goodwill. If the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference. We recorded no goodwill impairment charges for the twelve months ended December 31, 2021, 2020 or 2019.
The change in goodwill for the twelve months ended December 31, 2021 consisted of goodwill we recorded for acquisitions that were not significant, individually or in the aggregate, and translation adjustments on our foreign currency denominated goodwill. The change in goodwill for the twelve months ended December 31, 2020 and 2019 consisted of translation adjustments on our foreign currency denominated goodwill.

Intangible Assets and Other Long-Lived Assets
Intangible assets are included in intangibles and other assets, net in our consolidated balance sheets. We amortize intangible assets with a finite life, such as acquired technology, customer relationships, trade names and trademarks, on a straight-line basis over their estimated useful lives, which range from one to seven years. We review intangible assets that have finite lives and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We estimate the fair value of the asset based on the present value of future cash flows for those assets. If the carrying value of an asset exceeds its estimated fair value, we would record an impairment loss equal to the difference.
For transactions other than a business combination, we also capitalize as intangible assets the cost of certain milestones payable by us to collaborative partners and incurred at or after the product has obtained regulatory approval for marketing. The intangible assets associated with these milestones are amortized over the remaining estimated useful life of the underlying asset.
We recorded no intangible asset impairment charges for the twelve months ended December 31, 2021, 2020 or 2019.

Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. The effect of a change in tax rate on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under tax law and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
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

Loss Contingencies
We are subject to certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. We review the status of each significant matter quarterly and assess our potential financial exposure. If the potential loss from a claim or legal proceeding is considered probable and the amount can be reasonably estimated, we record a liability and an expense for the estimated loss and disclose it in our financial statements if it is significant. If we determine that a loss is possible and the range of the loss can be reasonably determined,we do not record a liability or an expense but we disclose the range of the possible loss. We base our judgments on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Any revision of our estimates of potential liability could have a material impact on our financial position and operating results.

Comprehensive Income
Comprehensive income consists of two elements, net income and other comprehensive income (loss). We report all components of comprehensive income, including net income, in our financial statements in the period in which they are recognized. Total comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We report net income and the components of other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on marketable securities, net of their related tax effect to arrive at total comprehensive income.

Revenue Recognition
We generate our revenue from the sale of disposable sensors and our reusable transmitter and receiver, collectively referred to as Reusable Hardware. We also refer to Reusable Hardware and disposable sensors in this section as Components. We generally recognize revenue when control is transferred to our customers in an amount that reflects the net consideration to which we expect to be entitled.
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
Variable Consideration
We include an estimate of variable consideration in the calculation of the transaction price at the time of sale, when control of the Components transfers to the customer. Variable consideration includes but is not limited to: rebates, chargebacks, consideration payable to customers such as specialty distributor and wholesaler fees, product returns provision, prompt payment discounts, and various other promotional or incentive arrangements. We classify our provisions related to variable consideration as a reduction of accounts receivable when we are not required to make a payment or as a liability when we are required to make a payment.

Estimates
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
Rebates
We are subject to rebates on pricing programs with managed care organizations, such as pharmacy benefit managers, governmental and third-party commercial payors, primarily in the U.S. We estimate provisions for rebates based on contractual arrangements, estimates of products sold subject to rebate, known events or trends, and channel inventory data.
Chargebacks
We participate in chargeback programs, primarily with government entities in the U.S., under which pricing on products below negotiated list prices is provided to participating entities and equal to the difference between their acquisition cost and the lower negotiated price. We estimate provisions for chargebacks primarily based on historical experience on a product and program basis, current contract prices under the chargeback programs, and channel inventory data.
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
Various Other Promotional or Incentive Arrangements
Other promotional or incentive arrangements are periodically offered to customers, including but not limited to co-payment assistance we provide to patients with commercial insurance, promotional programs related to the launch of products, or other targeted promotions. We record a provision for the incentive earned based on the number of estimated claims and our estimate of the cost per claim related to product sales that we have recognized as revenue.
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

Accounts receivable as of December 31, 2021 included unbilled accounts receivable of $9.6 million. We expect to invoice and collect all unbilled accounts receivable within twelve months.
We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation.
Our performance obligations are generally satisfied within 12 months of the initial contract date. The deferred revenue balances related to performance obligations that will be satisfied after 12 months was $16.1 million as of December 31, 2021 and $8.2 million as of December 31, 2020. These balances are included in other long-term liabilities in our consolidated balance sheets. Revenue recognized in the period from performance obligations satisfied in previous periods was not material for the periods presented.
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

Product Shipment Costs
We record the amounts we charge our customers for the shipping and handling of our products in revenue and we record the related costs as cost of sales in our consolidated statements of operations.

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

Collaboration Agreements
We may enter into agreements with collaboration partners for the development and commercialization of our products. These arrangements may include payments contingent on the occurrence of certain events such as development, regulatory or sales-based milestones.
When we account for these agreements, we consider the unique nature, terms and facts and circumstances of each transaction. Below are some example activities and how we account for them:
•Payments to collaboration partners through issuance of common stock as consideration in an asset acquisition are considered share-based payment to non-employees in exchange for goods within the scope of ASC Topic 718, “Compensation - Stock Compensation”. The amount and the timing of the cost recognition of such milestones in our financial statements is driven by the accounting for the specific type of equity instrument under ASC 718 that aligns with the terms of the agreement, including any performance conditions.
•The value associated with in-process research and development (“IPR&D”) in an asset acquisition incurred prior to regulatory approval is expensed as it does not have an alternative future use and is recorded as research and development expense.
•The value associated with IPR&D in an asset acquisition incurred at or after regulatory approval is usually capitalized as an intangible asset and amortized over the periods in which the related products are expected to contribute to future cash flows.

Advertising Costs
We expense costs to produce advertising as we incur them whereas costs to communicate advertising are expensed when the advertising is first run. Advertising costs are included in selling, general and administrative expenses. Advertising expense was $126.4 million, $76.5 million and $33.1 million for the twelve months ended December 31, 2021, 2020 and 2019, respectively.

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
Potentially dilutive common shares consist of shares issuable from restricted stock units, warrants and our senior convertible notes. Potentially dilutive common shares issuable upon vesting of restricted stock units and exercise of warrants are determined using the average share price for each period under the treasury stock method. Potentially dilutive common shares issuable upon conversion of our senior convertible notes are determined using the if-converted method. In periods of net losses, we exclude all potentially dilutive common shares from the computation of the diluted net loss per share for those periods as the effect would be anti-dilutive.
The following table sets forth the computation of basic and diluted net income per share for the periods shown.

	Twelve Months Ended December 31,
(In millions)	2021	2020	2019
Net income	$154.7	$493.6	$101.1

Net income per common share
Basic	$1.60	$5.23	$1.11
Diluted	$1.55	$5.06	$1.10

Basic weighted average shares outstanding	96.7	94.4	91.1
Dilutive potential common stock outstanding:
Restricted stock units	0.5	1.0	1.2
Warrants	2.9	2.1	—
Diluted weighted average shares outstanding	100.1	97.5	92.3
Outstanding anti-dilutive securities not included in the diluted net income per share attributable to common stockholders calculations were as follows:

	Twelve Months Ended December 31,
(In millions)	2021	2020	2019
Restricted stock units	—	—	0.2
Warrants	—	—	5.2
Senior convertible notes	6.8	7.2	9.2
Total	6.8	7.2	14.6

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

Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This new guidance is intended to reduce the complexity of accounting for convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments. Entities may adopt ASU 2020-06 using either a partial retrospective or fully retrospective method of transition. This ASU is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We will adopt ASU 2020-06 in the first quarter of 2022, and expect to use the full retrospective method, reflecting the application of the new standard in each prior reporting period. We have started the process of evaluating the impact of the full retrospective adoption of ASU 2020-06 on our consolidated financial statements. We continue to evaluate the effect of ASU 2020-06 on our consolidated financial statements. Under ASU 2020-06, we will account for our senior convertible notes entirely as a liability and will no longer separately account for them with liability and equity components. Therefore, we will no longer recognize a debt discount for the value of the conversion option, instead we will record the face value of our senior convertible notes as a liability on our consolidated balance sheet.
The derecognition of the unamortized debt discount will result in an increase in the Long-term senior convertible notes on our consolidated balance sheet. The elimination of the separation model for the convertible debt instruments is expected to reduce additional paid-in capital. As the separation of the embedded conversion feature will no longer be amortized into income as interest expense, non-cash interest expense will decrease by the full amount of the previous accretion of debt discount, offset by incremental interest expense from amortization of debt issuance costs that were allocated to the equity component. We will finalize our retrospective presentation of our historical financial statements under the new standard in connection with our Form 10-Q filings during fiscal year 2022 and our Form 10-K for the fiscal year ending December 31, 2022.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This guidance is intended improve the accounting for acquired revenue contracts with customers in a business combination. The new guidance requires that the acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. ASU 2021-08 is effective for public business entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted. The amendments should be applied prospectively to business combinations occurring on or after the the adoption date. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

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
In consideration of Verily’s performance of its obligations under the joint development plan of the Restated Collaboration Agreement, the licenses granted to us and the amendment of the original agreement, we have made upfront and incentive payments and we will make potential future payments for contingent milestones upon the achievement of certain goals.
In the fourth quarter of 2018, we made an initial payment for an upfront fee of $250.0 million through the issuance of 1,840,943 shares of our common stock. We recorded a $217.7 million charge in our consolidated statements of operations during 2018 relating to the issuance of this common stock because this milestone payment did not meet the capitalization criteria. The value of the charge was based on our closing stock price of $118.28 per share on December 28, 2018, the date on which we obtained the necessary regulatory approvals and represents the date the performance- based awards were issued. In 2019, we made a cash incentive payments of $3.2 million due to the completion of certain development obligations and we recorded these payments as research and development expense in our consolidated statements of operations.
Upon the first regulatory approval of our next CGM system, a milestone payment equivalent to 736,377 shares of our common stock will become payable. Additional sales-based milestone payments equivalent to 1,288,660 shares of our common stock may become due and payable upon achievement of certain revenue targets. All milestones may be paid in cash or shares of our common stock, at our election. If we elect to make these milestone payments in cash, any such cash payment would be equal to the number of shares that would otherwise be issued for the given milestone payment multiplied by the value of our stock on the date the relevant milestone is achieved, adjusted for stock splits, dividends, and the like. We intend to pay the regulatory and sales-based contingent milestones in shares of our common stock.
We account for the contingent milestones payable in shares of our common stock as equity instruments within the scope of ASC Topic 718. The regulatory and sales-based milestones are accounted for as performance-based awards that vest when the performance conditions have been achieved and will be recognized if and when the achievement of the respective contingent milestones are deemed probable. The value of the contingent milestones is based on our closing stock price of $118.28 per share on December 28, 2018.
In the fourth quarter of 2021, we determined the achievement of the regulatory approval milestone to be probable and recorded an $87.1 million research and development charge in our consolidated statements of operations. This charge is associated with IPR&D obtained in an asset acquisition prior to regulatory approval and therefore does not have an alternative future use. The sales-based milestones are contingent upon the achievement of certain revenue targets for a future commercial product. As of December 31, 2021, we have not determined the achievement of the sales-based milestones to be probable and as such, no cost has been recognized for these milestones.
The Restated Collaboration Agreement will continue until December 31, 2028, unless terminated by either party upon uncured material breach of the Restated Collaboration Agreement by the other party. Upon achievement of the first sales-based milestone event and payment of the corresponding milestone fee by us, the term of the Restated Collaboration Agreement will be extended until December 31, 2033.

3. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
We estimate the fair value of our Level 1 financial instruments, which are in active markets, using unadjusted quoted market prices for identical instruments.
We obtain the fair values for our Level 2 financial instruments, which are not in active markets, from a primary professional pricing source that uses quoted market prices for identical or comparable instruments, rather than direct observations of quoted prices in active markets. Fair values obtained from this professional pricing source can also be based on pricing models whereby all significant observable inputs, including maturity dates, issue dates, settlement dates, benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers or other market related data, are observable or can be derived from, or corroborated by, observable market data for substantially the full term of the asset. We validate the quoted market prices provided by our primary pricing service by comparing the fair values of our Level 2 marketable securities portfolio balance provided by our primary pricing service against the fair values provided by our investment managers.

The following table summarizes financial assets that we measured at fair value on a recurring basis as of December 31, 2021, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$791.4	$40.0	$—	$831.4

Debt securities, available-for-sale:
U.S. government agencies	—	1,210.6	—	1,210.6
Commercial paper	—	189.7	—	189.7
Corporate debt	—	224.3	—	224.3
Supranationals	—	54.0	—	54.0
Total debt securities, available-for-sale	—	1,678.6	—	1,678.6

Other assets (1)	7.0	—	—	7.0

Total assets measured at fair value on a recurring basis	$798.4	$1,718.6	$—	$2,517.0
(1) Includes assets which are held pursuant to a deferred compensation plan for senior management, which consist mainly of mutual funds.
The following table summarizes financial assets that we measured at fair value on a recurring basis as of December 31, 2020, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$491.5	$150.0	$—	$641.5

Debt securities, available-for-sale:
U.S. government agencies	—	1,570.4	—	1,570.4
Commercial paper	—	258.8	—	258.8
Corporate debt	—	60.9	—	60.9
Total debt securities, available-for-sale	—	1,890.1	—	1,890.1

Other assets (1)	3.4	—	—	3.4

Total assets measured at fair value on a recurring basis	$494.9	$2,040.1	$—	$2,535.0
(1) Includes assets which are held pursuant to a deferred compensation plan for senior management, which consist mainly of mutual funds.
There were no transfers into or out of Level 3 securities during the twelve months ended December 31, 2021 and 2020.
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

Fair Value of Senior Convertible Notes
The fair value, based on trading prices (Level 1 inputs), of our senior convertible notes were as follows as of the dates indicated:

	Fair Value Measurements Using Level 1
(In millions)	December 31, 2021	December 31, 2020
Senior Convertible Notes due 2023	$2,589.6	$1,936.4
Senior Convertible Notes due 2025	1,432.9	1,219.2
Total fair value of outstanding senior convertible notes	$4,022.5	$3,155.6
For more information on the carrying values of our senior convertible notes, see Senior Convertible Notes in Note 5 to the consolidated financial statements.
Foreign Currency and Derivative Financial Instruments
From time to time we use foreign currency contracts to manage foreign currency risks. Our foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the related foreign currency assets and liabilities. The fair values of these derivatives are based on quoted market prices, which are Level 1 inputs, and the derivative instruments are recorded in current assets or current liabilities in our consolidated balance sheets consistent with the nature of the instrument at period end. Derivative gains and losses are included in interest and other income (expense), net in our consolidated statements of operations.
As of December 31, 2021 and December 31, 2020, notional amounts of $40.0 million and $48.0 million, respectively, were outstanding to hedge certain foreign currency risk. The resulting impact on our consolidated financial statements from currency hedging activities was not significant for the twelve months ended December 31, 2021, 2020 and 2019.
Our foreign currency exposures vary but are primarily concentrated in the Australian Dollar, the British Pound, the Canadian Dollar, the Euro and the Malaysian Ringgit. We monitor the costs and the impact of foreign currency risks upon our financial results as part of our risk management program. We do not use derivative financial instruments for speculation or trading purposes or for activities other than risk management. We do not require and are not required to pledge collateral for these financial instruments and we do not carry any master netting arrangements to mitigate the credit risk.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
In accordance with authoritative guidance, we measure certain non-financial assets and liabilities at fair value on a non-recurring basis. These measurements are usually performed using the discounted cash flow method or cost method and Level 3 inputs. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets, and property and equipment, are measured at fair value when there are indicators of impairment and are recorded at fair value only when an impairment is recognized. We recorded no significant impairment losses during the twelve months ended December 31, 2021, 2020 and 2019.

4. Balance Sheet Details

Short-Term Marketable Securities
Short-term marketable securities, consisting of available-for-sale debt securities, were as follows as of the dates indicated:

	December 31, 2021
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies	$1,212.1	$—	$(1.5)	$1,210.6
Commercial paper	189.8	—	(0.1)	189.7
Corporate debt	224.6	—	(0.3)	224.3
Supranationals	54.1	—	(0.1)	54.0
Total debt securities, available-for-sale	$1,680.6	$—	$(2.0)	$1,678.6

	December 31, 2020
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies	$1,570.4	$0.1	$(0.1)	$1,570.4
Commercial paper	258.7	0.1	—	258.8
Corporate debt	60.9	—	—	60.9
Total debt securities, available-for-sale	$1,890.0	$0.2	$(0.1)	$1,890.1
As of December 31, 2021, the estimated market value of our debt securities with contractual maturities up to 12 months and up to 18 months were $1.36 billion and $320.7 million, respectively. As of December 31, 2020, all of our debt securities had contractual maturities of less than 12 months. Gross realized gains and losses on sales of our debt securities for the twelve months ended December 31, 2021, 2020 and 2019 were not significant.
We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities at December 31, 2021 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Equity Investments
During the twelve months ended December 31, 2021, 2020 and 2019, we had no unrealized gains or losses recognized during the reporting period on equity investments. Realized gains from the sale of an equity investment were $11.6 million for the twelve months ended December 31, 2021.

Accounts Receivable

	December 31,
(In millions)	2021	2020
Accounts receivable	$519.7	$435.7
Less allowance for doubtful accounts	(5.4)	(7.2)
Total accounts receivable, net	$514.3	$428.5

Reserve for prompt payment cash discounts recorded against accounts receivable, excluding allowance for doubtful accounts, was $13.7 million, $15.9 million, $4.6 million as of December 31, 2021, 2020, and 2019, respectively.

Inventory

	December 31,
(In millions)	2021	2020
Raw materials	$145.2	$69.9
Work-in-process	16.2	14.2
Finished goods	195.9	150.6
Total inventory	$357.3	$234.7
During the twelve months ended December 31, 2021, 2020 and 2019, we recorded excess and obsolete inventory charges of $28.1 million, $24.4 million and $14.1 million respectively, in cost of sales as a result of our ongoing assessment of sales demand, inventory on hand for each product and the continuous improvement and innovation of our products.
The raw materials inventory balance of $145.2 million as of December 31, 2021 includes $5.5 million of pre-launch inventory related to our next CGM product.

Prepaid and Other Current Assets
Prepaid and other current assets were $81.6 million and $53.9 million as of December 31, 2021 and 2020, respectively. The increase in prepaid assets is driven primarily due to an increase in software and inventory related prepaid expenses.

Property and Equipment

	December 31,
(In millions)	2021	2020
Land (1)	$15.6	$15.6
Building (1)	49.1	49.2
Furniture and fixtures	30.7	15.3
Computer software and hardware	52.7	35.7
Machinery and equipment	272.9	198.9
Leasehold improvements	251.6	135.8
Construction in progress	360.7	219.0
Total cost	1,033.3	669.5
Less accumulated depreciation and amortization	(231.5)	(154.2)
Total property and equipment, net	$801.8	$515.3
(1) Represents finance lease right-of-use assets.
Depreciation expense related to property and equipment for the twelve months ended December 31, 2021, 2020 and 2019 was $96.3 million, $64.0 million and $46.9 million, respectively.
Loss on disposal of property and equipment during the twelve months ended December 31, 2021, 2020 and 2019 recorded in operating expenses was $24.5 million, $13.6 million and $10.5 million, respectively.

Intangibles and Other Assets, Net
We recorded net intangible assets of $22.6 million, consisting primarily of customer-related relationships, as result of an acquisition in the third quarter of 2021.

Accounts Payable and Accrued Liabilities

	December 31,
(In millions)	2021	2020
Accounts payable trade	$196.0	$163.3
Accrued tax, audit, and legal fees	40.7	15.3
Accrued rebates	260.5	247.0
Accrued warranty	12.9	11.7
Contractual obligations	15.0	—
Other accrued liabilities	47.9	43.8
Total accounts payable and accrued liabilities	$573.0	$481.1

Accrued Payroll and Related Expenses

	December 31,
(In millions)	2021	2020
Accrued wages, bonus and taxes	$91.8	$87.7
Other accrued employee benefits	33.4	26.6
Total accrued payroll and related expenses	$125.2	$114.3

Accrued Warranty
Warranty costs are reflected in our statements of operations as cost of sales. Reconciliations of our accrued warranty costs for the twelve months ended December 31, 2021, 2020 and 2019 were as follows:

	Twelve Months Ended December 31,
(In millions)	2021	2020	2019
Beginning balance	$11.7	$7.4	$6.8
Charges to costs and expenses	41.5	41.3	32.7
Costs incurred	(40.3)	(37.0)	(32.1)
Ending balance	$12.9	$11.7	$7.4

Other Long-Term Liabilities

	December 31,
(In millions)	2021	2020
Finance lease obligations	$57.0	$54.0
Contractual obligations	—	12.6
Deferred tax liabilities	5.9	—
Other liabilities	27.1	14.3
Total other long-term liabilities	$90.0	$80.9

5. Debt

Senior Convertible Notes
The carrying amounts of our senior convertible notes were as follows as of the dates indicated:

	December 31,
(Dollars in millions)	2021	2020
Principal amount:
Senior Convertible Notes due 2023	$792.3	$850.0
Senior Convertible Notes due 2025	1,207.5	1,207.5
Total principal amount	1,999.8	2,057.5
Unamortized debt discount	(282.7)	(371.1)
Unamortized debt issuance costs	(14.4)	(19.2)
Carrying amount of liability component	$1,702.7	$1,667.2

Carrying value of equity component	$449.4	$461.0

Remaining amortization period of debt discount on the liability component:
Senior Convertible Notes due 2023	1.9 years	2.9 years
Senior Convertible Notes due 2025	3.9 years	4.9 years
For our senior convertible notes for which the if-converted value exceeded the principal amount, the amount in excess of principal is as follows as of the dates indicated:

	December 31,
(In millions)	2021	2020
Senior Convertible Notes due 2023	$1,797.3	$1,077.5
Senior Convertible Notes due 2025	141.8	—
Total by which the notes’ if-converted value exceeds their principal amount	$1,939.1	$1,077.5

The following table summarizes the components of interest expense and the effective interest rates for each of our senior convertible notes for the periods shown.

	Twelve Months Ended December 31,
(Dollars in millions)	2021	2020	2019
Cash interest expense:
Contractual coupon interest (1)(2)	$9.3	$9.3	$9.3
Non-cash interest expense:
Accretion of debt discount	83.0	68.6	45.8
Amortization of debt issuance costs	4.4	4.0	3.7
Total interest expense recognized on senior notes	$96.7	$81.9	$58.8

Effective interest rates:
Senior Convertible Notes due 2022 (2)	*	5.1%	5.1%
Senior Convertible Notes due 2023	5.6%	5.6%	5.6%
Senior Convertible Notes due 2025	5.5%	5.5%	*
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
Repurchase, Conversion, and Redemption of 2022 Notes
In May 2020, we used approximately $282.6 million of the net proceeds from the 2025 Notes offering described below and issued 1,953,067 shares of Dexcom common stock to repurchase $260.0 million principal amount outstanding of the 2022 Notes and the associated conversion feature of the repurchased notes (which was recorded in additional paid-in capital). Holders of $140.0 million in aggregate principal amount of the 2022 Notes elected conversion at their option during the twelve months ended December 31, 2020. We settled these conversions by issuing 1,412,497 shares of our common stock.
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

Holders of $57.7 million in aggregate principal amount of the 2023 Notes elected conversion at their option during the twelve months ended December 31, 2021. We settled these conversions by issuing a combination of common stock and treasury stock. We issued 350,778 shares to settle the converted 2023 Notes during the twelve months ended December 31, 2021, of which 198,647 shares were issued out of treasury stock. As a result of the elected conversions, we recorded a loss on extinguishment of debt of $1.4 million. We received 241,845 shares of common stock from the exercise of a portion of the 2023 Note Hedge that we purchased concurrently with the issuance of the 2023 Notes, as described below.
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
Circumstance (1) listed above occurred during the quarters ended December 31, 2020, March 31, 2021, June 30, 2021, and September 30, 2021. As a result, the 2023 Notes were convertible at the option of the holder from January 1, 2021 through December 31, 2021. Circumstance (1) listed above also occurred during the quarter ended December 31, 2021 and as a result, the 2023 Notes will remain convertible at the option of the holder from January 1, 2022 through March 31, 2022. See above for a description of conversion activity related to the 2023 Notes.
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
2023 Note Hedge
In connection with the offering of the 2023 Notes, in November 2018 we entered into convertible note hedge transactions with two of the initial purchasers of the 2023 Notes (the 2023 Counterparties) entitling us to purchase up to 5.2 million shares of our common stock at an initial price of $164.29 per share, each of which is subject to adjustment. The cost of the 2023 Note Hedge was $218.9 million and we accounted for it as an equity instrument by recognizing $218.9 million in additional paid-in capital during 2018. The 2023 Note Hedge will expire on December 1, 2023. The 2023 Note Hedge is expected to reduce the potential equity dilution upon any conversion of the 2023 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2023 Notes if the daily volume-weighted average price per share of our common stock exceeds the strike price of the 2023 Note Hedge. The strike price of the 2023 Note Hedge initially corresponds to the conversion price of the 2023 Notes and is subject to certain adjustments under the terms of the 2023 Note Hedge. An assumed exercise of the 2023 Note Hedge by us is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share. See above for a description of conversion activity related to the 2023 Notes and shares received as the result of exercising a portion of the 2023 Note Hedge.
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

Revolving Credit Agreement
Terms of the Revolving Credit Agreement
In October 2021, we entered into a Second Amended and Restated Credit Agreement (the Amended Credit Agreement), which amended and restated the credit agreement we had previously entered into in December 2018 and amended in May 2020 (the Credit Agreement). The Amended Credit Agreement is a five-year revolving credit facility that provides for an available principal amount of $200.0 million, which can be increased up to $500.0 million at our option subject to customary conditions and approval of our lenders. The Amended Credit Agreement will mature on October 13, 2026. Borrowings under the Amended Credit Agreement are available for general corporate purposes, including working capital and capital expenditures.
Information related to availability and outstanding borrowings on our Amended Credit Agreement is as follows as of the date indicated:

December 31,
(In millions)	2021
Available principal amount	$200.0
Letters of credit sub-facility	25.0
Outstanding borrowings	—
Outstanding letters of credit	7.3
Total available balance	$192.7
Revolving loans under the Amended Credit Agreement bear interest at our choice of one of three base rates plus a range of applicable rates that are based on our leverage ratio. The first base rate is the Alternate Base Rate (“ABR”) and loans comprising each ABR borrowing shall bear interest at the ABR plus the applicable rate between 0.375% to 1.000%. The ABR is the highest of (a) the prime rate last quoted by The Wall Street Journal, (b) the Federal Reserve Bank of New York (“NYFRB”) rate plus one half of 1%, and (c) the Adjusted London Interbank Offered Rate (“LIBO Rate”) for a one month interest period plus 1%. The second base rate is the Term Benchmark rate and loans comprising each Term Benchmark borrowing shall bear interest at the Adjusted LIBO Rate, the Adjusted Euro Interbank Offered Rate (“EURIBOR Rate”), the Adjusted Stockholm Interbank Offered Rate (“STIBOR Rate”), the Adjusted Canadian Dollar Offered Rate (“CDOR”), Adjusted Australian Dollar (“AUD”) Rate, the Adjusted Bank Bill Benchmark Rate (“BKBM Rate”) or the Adjusted Tokyo Interbank Offered Rate (“TIBOR Rate”), as applicable based on the currency denomination borrowed, plus the applicable rate between 1.375% to 2.000% . The third base rate is the Daily Simple RepoFunds Rate (“RFR”) and loans comprising each Daily Simple RFR Loan shall bear interest at a rate per annum equal to the applicable Daily Simple RFR plus the applicable rate between 1.375% to 2.000% plus an additional 0.0326%. We will also pay a commitment fee of between 0.175% and 0.250%, payable quarterly in arrears, on the average daily unused amount of the revolving facility based on our leverage ratio.
Our obligations under the Amended Credit Agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of Dexcom and the guarantors, including all or a portion of the equity interests of our domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge). The Amended Credit Agreement contains covenants that limit certain indebtedness, liens, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents, and sale and leaseback transactions of Dexcom or any of its domestic subsidiaries. The Amended Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of December 31, 2021.

6. Leases And Other Commitments

Leases
We lease office, manufacturing and warehouse space facilities under various domestic and international non-cancellable operating and finance lease arrangements. We also have a land lease in Penang, Malaysia, that expires in 2080, for the build-out of our international manufacturing facility. Our leases, excluding our land lease in Penang, Malaysia, have remaining lease terms of up to nineteen years, some of which include one or more options to extend the leases for up to five years per option. Options to extend the lease are included in the lease liability if they are reasonably certain of being exercised. Leases are classified as operating or financing at lease commencement.
Operating lease right-of-use assets and lease liabilities are presented separately in our consolidated balance sheets. Finance lease right-of-use assets are included in property and equipment and finance lease liabilities are included in accounts payable and accrued liabilities and in other long-term liabilities in our consolidated balance sheets.
As of December 31, 2021, the maturities of our operating and finance lease liabilities were as shown in the table below:

(In millions)	Operating Leases	Finance Leases
2022	$25.7	$6.3
2023	25.2	6.4
2024	23.5	5.4
2025	22.5	4.8
2026	22.3	4.9
Thereafter	17.2	64.0
Total future lease cost (1)	136.4	91.8
Less: Imputed interest	(17.3)	(31.5)
Present value of future payments	119.1	60.3
Less: Current portion	(20.5)	(3.3)
Long-term portion	$98.6	$57.0
Certain lease agreements require us to return designated areas of leased space to its original condition upon termination of the lease agreement, for which we record an asset retirement obligation and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. In subsequent periods, the asset retirement obligation is accreted for the change in its present value and the capitalized asset is depreciated, both over the term of the associated lease agreement. Asset retirement obligations of $7.4 million and $4.5 million as of December 31, 2021 and 2020, respectively, are included in other long-term liabilities in our consolidated balance sheets.
The components of lease expense for the twelve months ended December 31, 2021, 2020 and 2019 were as follows:

	Twelve Months Ended December 31,
(In millions)	2021	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$4.1	$2.0	$1.1
Interest on lease liabilities	3.0	1.9	0.8
Operating lease cost	23.3	18.4	12.2
Short-term lease cost (1)	2.3	1.3	3.5
Variable lease cost (2)	6.0	4.2	3.9
Total lease cost	$38.7	$27.8	$21.5
(1) Short-term lease cost is primarily related to temporary office space associated with the transition of certain operations to the Philippines.
(2) Variable lease costs are primarily related to common area maintenance charges and property taxes.

Other information related to our leases is as follows:

	Twelve Months Ended December 31,
(Dollars in millions)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23.3	$18.3	$14.3
Operating cash flows from finance leases	1.9	0.7	0.8
Financing cash flows from finance leases	9.9	8.5	0.5
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	13.1	33.5	80.6
Finance leases	$6.4	$41.7	$15.5
Weighted average remaining lease term:
Operating leases	5.5 years	6.1 years	6.2 years
Finance leases	15.9 years	23.3 years	13.3 years
Weighted average discount rate:
Operating leases	5.0%	5.0%	5.0%
Finance leases	5.1%	5.0%	5.0%
Amortization of operating lease right-of-use asset included in cash flows from operating activities in our consolidated statements of cash flows was $18.0 million for the twelve months ended December 31, 2021, $12.4 million for the twelve months ended December 31, 2020 and $9.1 million for the twelve months ended December 31, 2019.

Purchase Commitments
We are party to various purchase arrangements related to our manufacturing and research and development activities. We had approximately $324.1 million as of December 31, 2021 and $335.6 million as of December 31, 2020 of open purchase orders and contractual obligations in the ordinary course of business, the majority of which are due within one year.

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
During the fiscal year ended December 31, 2021, we and certain Abbott entities served complaints for patent infringement, validity and other patent related actions against each other in multiple jurisdictions, inside and outside the United States. We intend to vigorously pursue our claims and defenses in these cases to protect our intellectual property and to defend against Abbott’s infringement allegations.
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

8. Income Taxes
Income (loss) before income taxes subject to taxes in the following jurisdictions is as follows:

	Twelve Months Ended December 31,
(In millions)	2021	2020	2019
United States	$235.3	$270.7	$119.1
Outside of the United States	(61.4)	(45.7)	(14.9)
Total	$173.9	$225.0	$104.2
Significant components of the provision for income taxes are as follows:

	Twelve Months Ended December 31,
(In millions)	2021	2020	2019
Current:
Federal	$5.7	$—	$—
State	8.3	6.1	1.0
Foreign	10.1	2.6	1.9
Total current income taxes	24.1	8.7	2.9
Deferred:
Federal	5.5	(198.8)	—
State	(3.4)	(51.4)	—
Foreign	(7.0)	(27.1)	0.2
Total deferred income taxes	(4.9)	(277.3)	0.2
Total	$19.2	$(268.6)	$3.1
Significant loss and tax credit carryforwards and years of expiration are as follows:

	December 31,		Year of Expiration
(In millions)	2021	2020
Net operating loss:
Federal	$38.0	$169.1	2027
California	236.3	236.3	2029
Other states	21.3	36.1	2029
UK	102.4	113.2	Indefinite

Tax credits:
Federal
R&D credits	80.1	73.1	2026
Foreign tax credits	1.5	—	2031
California R&D credits	$81.4	$66.2	Indefinite
On June 29, 2020, California’s Governor Newsom signed AB 85 into law, suspending California net operating loss utilization and imposing a $5.0 million cap on the amount of business incentive tax credits companies can utilize, effective for tax years 2020 through 2022. As a result of the legislation, we are utilizing $2.2 million of California research and development credits for the tax year ended December 31, 2021.
Utilization of net operating losses and credit carryforwards is subject to an annual limitation due to ownership change limitations provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. An ownership change limitation occurred as a result of the stock offering completed in February 2009. The limitation will result in approximately $1.8 million of U.S. research and development tax credits that will expire unused. The related deferred tax assets have been removed from the components of our deferred tax assets as summarized in the table below. The tax benefits related to the remaining federal and state net operating losses and tax credit carryforwards may be further limited or lost if future cumulative changes in ownership exceed 50% within any three-year period.
Significant components of our deferred tax assets and liabilities as of December 31, 2021 and 2020 are shown below. Significant judgment is required to evaluate the need for a valuation allowance against deferred tax assets. We review all available positive and negative evidence, including projections of pre-tax book income, earnings history, reliability of forecasting, and reversal of temporary differences. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon future earnings in applicable tax jurisdictions.

	December 31,
(In millions)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$53.0	$69.2
Capitalized research and development expenses	49.3	53.6
Tax credits	105.5	101.1
Share-based compensation	13.3	13.0
Fixed and intangible assets	26.4	16.9
Accrued liabilities and reserves	105.5	110.3
Collaborative agreement milestone accrual (1)	21.9	—
Other	0.5	—
Total gross deferred tax assets	375.4	364.1
Less: valuation allowance	(69.9)	(55.5)
Total net deferred tax assets	305.5	308.6
Deferred tax liabilities:
Fixed assets and acquired intangibles assets	(42.5)	(36.3)
Convertible debt discount	(48.1)	(55.9)
Total deferred tax liabilities	(90.6)	(92.2)
Net deferred tax assets (liabilities)	$214.9	$216.4
(1) This amount is related to the $87.1 million charge recorded in the fourth quarter of 2021 associated with our Restated Collaboration Agreement with Verily, as discussed in Note 2 to the consolidated financial statements.
The current year change in net deferred tax assets of $1.5 million is primarily comprised of purchase accounting adjustments of $7.3 million recorded in goodwill and $0.5 million tax effect of unrealized loss on investments recorded in other comprehensive income, offset by $4.9 million of deferred tax benefit recorded through income tax expense and $1.1 million of convertible debt adjustments recorded as a reduction to additional paid-in capital.
We maintain a valuation allowance of $69.9 million against our California research and development tax credits, foreign tax credits, and certain foreign intangible assets.

The reconciliation between our effective tax rate on income (loss) from continuing operations and the statutory rate is as follows:

	Twelve Months Ended December 31,
(In millions)	2021	2020	2019
U.S. federal statutory tax rate	$36.5	$47.3	$21.9
State income tax, net of federal benefit	5.6	3.2	(2.3)
Permanent items	26.2	13.1	1.0
Research and development credits	(28.9)	(24.4)	(10.8)
Foreign tax credit	(3.7)	—	—
Foreign rate differential	(0.1)	(0.1)	5.6
Stock and officers compensation	(20.4)	(28.7)	(14.7)
Change in statutory tax rates	(10.0)	(4.1)	—
Other	(0.4)	0.1	(1.0)
Change in valuation allowance	14.4	(275.0)	3.4
Income taxes at effective rates	$19.2	$(268.6)	$3.1
We have elected to account for Global Intangible Low-Taxed Income (“GILTI”) in the period the tax is incurred.
The following table summarizes the activity related to our gross unrecognized tax benefits:

(In millions)
Balance at January 1, 2019	$25.9
Decreases related to prior year tax positions	(0.9)
Increases related to current year tax positions	4.5
Balance at December 31, 2019	29.5
Decreases related to prior year tax positions	(0.9)
Increases related to current year tax positions	8.0
Balance at December 31, 2020	36.6
Increases related to prior year tax positions	0.4
Increases related to current year tax positions	9.8
Balance at December 31, 2021	$46.8
Of the total unrecognized tax benefits at December 31, 2021, 2020, and 2019, $29.5 million, $23.5 million, and $0, respectively, would reduce our annual effective tax rate if recognized. Interest and penalties are classified as a component of income tax expense and were not material for any period presented. Although the timing and outcome of audit settlements are uncertain, it is unlikely there will be a significant reduction of the uncertain tax benefits in the next twelve months.
Due to our global business activities, we file income tax returns and are subject to routine compliance audits in numerous jurisdictions, including those material jurisdictions listed in the following table. The U.S. net operating losses generated since 1999 and utilized in recent years are open for examination. The years remaining subject to audit, by major jurisdiction, are as follows:

Jurisdiction	Fiscal Year
United States (Federal and state)	1999 - 2021
Germany	2016 - 2021
United Kingdom	2016 - 2021
Canada	2017 - 2021
We operate under a tax holiday in the Philippines, which is effective through December 31, 2023, and may be extended for another three years if certain additional requirements are satisfied. The tax holiday is conditional upon remaining in good standing, committing no violation of Philippine Economic Zone Authority Rules and Regulations, pertinent circulars and directives. The impact of this tax holiday was immaterial in in 2021 and 2020. We have been granted an investment tax allowance incentive by the Malaysian Investment Development Authority (MIDA) in Malaysia, which is effective through December 31, 2025. The tax incentive had no effect on foreign taxes during 2021 or 2020.

We have approximately $15.3 million of undistributed earnings attributable to operations in our controlled foreign corporations as of December 31, 2021. We assert that any foreign earnings will be indefinitely reinvested. Accordingly, we have not recorded a liability for taxes associated with these undistributed earnings. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

9. Employee Benefit Plans and Stockholders’ Equity
401(k) Plan
We have a defined contribution 401(k) retirement plan (the 401(k) Plan) covering substantially all employees in the United States that meet certain age requirements. Employees who participate in the 401(k) Plan may contribute up to 90% of their compensation each year, subject to Internal Revenue Service limitations and the terms and conditions of the plan. Under the terms of the 401(k) Plan, we may elect to match a discretionary percentage of contributions. We match 50% of contributions up to 5% of annual compensation. Total matching contributions were $9.9 million, $6.7 million and $4.8 million for the twelve months ended December 31, 2021, 2020 and 2019, respectively.
Employee Stock Purchase Plan (“ESPP”)
Under the 2015 Employee Stock Purchase Plan (the 2015 ESPP), amended in December 2019, eligible employees may purchase shares of our common stock at semi-annual intervals through periodic payroll deductions during defined Offering Periods. Payroll deductions may not exceed 10% of the participant’s cash compensation subject to certain limitations, and the purchase price will be 85% of the lower of the fair market value of the common stock at either the beginning of the applicable Offering Period or the Purchase Date. A total of 1.5 million shares of common stock are reserved for issuance under the 2015 ESPP. The 2015 ESPP shall continue until the earlier to occur of (a) termination of the 2015 ESPP by our Board of Directors, (b) issuance of all of the shares of common stock reserved for issuance under the plan, or (c) May 28, 2025.
We issued 59,810, 89,194 and 150,408 shares of common stock under the 2015 ESPP during the twelve months ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, approximately 0.8 million shares remained available for future issuance under the 2015 ESPP.
Equity Incentive Plans
In May 2015, we adopted the Amended and Restated 2015 Equity Incentive Plan (the 2015 Plan), which replaced our 2005 Equity Incentive Plan and provides for the grant of incentive and nonstatutory stock options, restricted stock, stock bonuses, stock appreciation rights, restricted stock units or RSUs, and performance stock units or PSUs to employees, directors or consultants of the Company. On May 30, 2019, our stockholders approved an increase to the maximum number of shares that may be issued under the 2015 Plan.
We are authorized to issue up to 9.8 million shares of our common stock under the 2015 Plan. As of December 31, 2021, approximately 4.2 million shares remained available for future issuance under the 2015 Plan.
RSU awards typically vest in annual installments over three or four years and vesting is subject to continued service. PSUs are granted to a group of senior officers and the number of shares of our common stock to be received at vesting will range from 0% to 200% of the target award based on the achievement of pre-established performance and market goals. PSUs vest three years from the date of grant, subject to continued employment through that date.
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
We issue new shares of common stock to satisfy RSU and PSU vesting under our employee equity incentive plans. We repurchased 0.8 million shares of our common stock in 2018. No shares of our common stock were repurchased during 2019 or 2020. Treasury stock increased by 43,198 net shares during 2021 as a result of shares received from the exercise of a portion of the 2023 Note Hedge less the issuance of shares to settle the converted 2023 Notes. We have not yet determined the ultimate disposition of our treasury shares and consequently we continue to hold them as treasury shares rather than retiring them.

Stock Options
We have not granted any stock options since 2010. As of December 31, 2021 and December 31, 2020, we had no stock options outstanding. The total intrinsic value of stock options exercised during the twelve months ended December 31, 2020 and 2019 was $7.9 million and $7.4 million, respectively.
Equity Award Activity
A summary of RSU and PSU activity under the 2015 Plan for the twelve months ended December 31, 2021, 2020 and 2019 is as follows:

		Nonvested RSU and PSU Activity
(In millions except weighted average grant date fair value)	Shares Available for Grant	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance at December 31, 2018	3.2	2.7	$69.19
Additional shares authorized	2.2	—
Granted	(0.7)	0.7	144.37
Vested	—	(1.4)	69.45
Forfeited	0.2	(0.2)	83.45
Balance at December 31, 2019	4.9	1.8	96.63	$392.0
Granted	(0.5)	0.5	300.36
Vested	—	(1.0)	92.07
Forfeited	0.1	(0.1)	137.44
Balance at December 31, 2020	4.5	1.2	183.51	430.6
Granted	(0.4)	0.4	351.32
Vested	—	(0.7)	137.90
Forfeited	0.1	(0.1)	279.12
Balance at December 31, 2021	4.2	0.8	$307.86	$411.3
The total vest-date fair value of RSUs and PSUs that vested during the twelve months ended December 31, 2021, 2020 and 2019 was $284.5 million, $331.8 million and $207.2 million, respectively. As of December 31, 2021, 0.7 million unvested RSUs and 0.1 million unvested PSUs were outstanding under the 2015 Plan.
Share-based Compensation
Our share-based compensation expense is associated with RSUs, PSUs, and the 2015 ESPP. The following table summarizes the share-based compensation expense included in our consolidated statements of operations for the periods shown.

	Twelve Months Ended December 31,
(In millions)	2021	2020	2019
Cost of sales	$8.5	$14.6	$9.0
Research and development	41.0	37.8	33.5
Selling, general and administrative	63.9	67.0	60.2
Total share-based compensation expense	$113.4	$119.4	$102.7

We value RSUs at the date of grant using the intrinsic value method. We estimate the fair value of PSUs at the date of grant using the intrinsic value method and the probability that the specified performance criteria will be met. We estimate the fair value of ESPP purchase rights on the date of grant using the Black-Scholes option pricing model and the assumptions below for the specified reporting periods.

	Twelve Months Ended December 31,
	2021	2020	2019
Risk free interest rate	0.06% - 0.07%	0.13% - 0.95%	1.72% - 2.55%
Dividend yield	—%	—%	—%
Expected volatility of Dexcom common stock	36% - 45%	51% - 63%	40% - 51%
Expected life (in years)	0.5	0.5	1
At December 31, 2021, unrecognized estimated compensation costs related to RSUs, PSUs, and the 2015 ESPP totaled $157.8 million and are expected to be recognized through 2024.

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
Dexcom is domiciled in the United States. We sell our CGM systems through a direct sales force in United States, Australia, Canada, New Zealand, and some countries in Europe, and through distribution arrangements in the United States, and certain countries in Africa, Asia, Europe, Latin America, and the Middle East, as well as Australia, Canada, and New Zealand.
Revenue by geographic region
During the twelve months ended December 31, 2021, 2020 and 2019, no individual country outside the United States generated revenue that represented more than 10% of our total revenue. The table below sets forth revenue by our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the components. The majority of our long-lived assets are located in the United States.

	Twelve Months Ended December 31,
	2021		2020		2019
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
United States	$1,849.4	76%	$1,509.5	78%	$1,161.5	79%
Outside of the United States	599.1	24%	417.2	22%	314.5	21%
Total revenue	$2,448.5	100%	$1,926.7	100%	$1,476.0	100%

Revenue by customer sales channel
The following table sets forth revenue by major sales channel for the twelve months ended December 31, 2021, 2020 and 2019:

	Twelve Months Ended December 31,
	2021		2020		2019
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Distributor	$2,024.3	83%	$1,437.6	75%	$1,011.6	69%
Direct	424.2	17%	489.1	25%	464.4	31%
Total revenue	$2,448.5	100%	$1,926.7	100%	$1,476.0	100%

DexCom, Inc.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Allowance for doubtful accounts
Balance at December 31, 2018	$7.2
Provision for doubtful accounts	0.9
Write-offs and adjustments	(3.0)
Recoveries	0.7
Balance at December 31, 2019	$5.8

Allowance for doubtful accounts
Balance at December 31, 2019	$5.8
Provision for doubtful accounts	3.2
Write-offs and adjustments	(2.1)
Recoveries	0.3
Balance at December 31, 2020	$7.2

Allowance for doubtful accounts
Balance at December 31, 2020	$7.2
Provision for doubtful accounts	(1.4)
Write-offs and adjustments	(0.5)
Recoveries	0.1
Balance at December 31, 2021	$5.4