Form 10-Q
period 2022-03-31
DEXCOM INC
filed 2022-04-28
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2022, there were 98,125,933 shares of the registrant’s common stock outstanding.

DexCom, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2022	December 31, 2021
(In millions, except par value data)		(As Adjusted)*
Assets
Current assets:
Cash and cash equivalents	$716.0	$1,052.6
Short-term marketable securities	1,972.2	1,678.6
Accounts receivable, net	544.5	514.3
Inventory	342.2	357.3
Prepaid and other current assets	171.7	81.6
Total current assets	3,746.6	3,684.4
Property and equipment, net	856.5	801.8
Operating lease right-of-use assets	82.3	88.1
Goodwill	26.6	26.5
Intangibles, net	31.4	31.5
Deferred tax assets	290.8	290.5
Other assets	22.8	10.5
Total assets	$5,057.0	$4,933.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$603.1	$573.0
Accrued payroll and related expenses	84.7	125.2
Short-term operating lease liabilities	20.9	20.5
Deferred revenue	2.7	2.1
Total current liabilities	711.4	720.8
Long-term senior convertible notes	1,965.9	1,981.8
Long-term operating lease liabilities	93.3	98.6
Other long-term liabilities	97.1	90.0
Total liabilities	2,867.7	2,891.2
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 million shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 200.0 million shares authorized; 98.2 million and 98.1 million shares issued and outstanding, respectively, at March 31, 2022; and 97.8 million and 97.0 million shares issued and outstanding, respectively, at December 31, 2021	0.1	0.1
Additional paid-in capital	1,996.6	2,109.0
Accumulated other comprehensive income (loss)	(6.1)	0.5
Retained earnings	236.0	138.7
Treasury stock, at cost; 0.1 million shares at March 31, 2022 and 0.8 million shares at December 31, 2021	(37.3)	(206.2)
Total stockholders’ equity	2,189.3	2,042.1
Total liabilities and stockholders’ equity	$5,057.0	$4,933.3

* We adjusted our 2021 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted on a full retrospective basis. Refer to Note 1 “Organization and Significant Accounting Policies” for further information.
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2022	2021
(In millions, except per share data)		(As Adjusted)*
Revenue	$628.8	$505.0
Cost of sales	230.7	161.1
Gross profit	398.1	343.9
Operating expenses:
Research and development	135.9	109.4
Selling, general and administrative	220.9	188.6
Total operating expenses	356.8	298.0
Operating income	41.3	45.9
Interest expense	(4.6)	(4.7)
Income from equity investments	0.2	—
Interest and other income (expense), net	(0.8)	0.1
Income before income taxes	36.1	41.3
Income tax benefit	(61.2)	(15.2)
Net income	$97.3	$56.5

Basic net income per share	$1.00	$0.59
Shares used to compute basic net income per share	97.2	96.3
Diluted net income per share	$0.93	$0.56
Shares used to compute diluted net income per share	107.2	104.6

* We adjusted our 2021 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted on a full retrospective basis. Refer to Note 1 “Organization and Significant Accounting Policies” for further information.

See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2022	2021
(In millions)		(As Adjusted)*
Net income	$97.3	$56.5
Other comprehensive income (loss), net of tax:
Translation adjustments and other	(1.4)	(0.3)
Unrealized gain (loss) on marketable debt securities	(5.2)	—
Total other comprehensive loss, net of tax	(6.6)	(0.3)
Comprehensive income	$90.7	$56.2

* We adjusted our 2021 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted on a full retrospective basis. Refer to Note 1 “Organization and Significant Accounting Policies” for further information.

See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2022
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021 (As Adjusted)*	97.0	$0.1	$2,109.0	$0.5	$138.7	$(206.2)	$2,042.1
Issuance of common stock under equity incentive plans	0.4	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	—	—	10.1	—	—	—	10.1
Issuance of common stock in connection with achievement of regulatory approval milestone, net of issuance costs	0.7	—	(189.3)	—	—	189.2	(0.1)
Conversions of 2023 Notes	0.1	—	4.2	—	—	13.2	17.4
Benefit of note hedge upon conversions of 2023 Notes	(0.1)	—	33.5	—	—	(33.5)	—
Share-based compensation expense	—	—	29.1	—	—	—	29.1
Net income	—	—	—	—	97.3	—	97.3
Other comprehensive loss, net of tax	—	—	—	(6.6)	—	—	(6.6)
Balance at March 31, 2022	98.1	$0.1	$1,996.6	$(6.1)	$236.0	$(37.3)	$2,189.3

	Three Months Ended March 31, 2021
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020 (As Adjusted)*	96.1	$0.1	$1,726.8	$3.2	$(78.2)	$(100.0)	$1,551.9
Issuance of common stock under equity incentive plans	0.6	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	—	—	8.7	—	—	—	8.7
Share-based compensation expense	—	—	28.0	—	—	—	28.0
Net income	—	—	—	—	56.5	—	56.5
Other comprehensive loss, net of tax	—	—	—	(0.3)	—	—	(0.3)
Balance at March 31, 2021 (As Adjusted)*	96.7	$0.1	$1,763.5	$2.9	$(21.7)	$(100.0)	$1,644.8

* We adjusted our 2021 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted on a full retrospective basis. Refer to Note 1 “Organization and Significant Accounting Policies” for further information.

See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
(In millions)		(As Adjusted)*
Operating activities
Net income	$97.3	$56.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	36.8	20.9
Share-based compensation	29.1	28.0
Non-cash interest expense	1.6	2.1
Realized (gain) loss on equity investment	(0.2)	—
Deferred income taxes	0.1	(0.3)
Other non-cash income and expenses	3.8	8.0
Changes in operating assets and liabilities:
Accounts receivable, net	(30.1)	(14.9)
Inventory	15.6	(55.0)
Prepaid and other assets	(97.9)	(20.2)
Operating lease right-of-use assets and liabilities, net	(0.9)	0.7
Accounts payable and accrued liabilities	53.5	33.9
Accrued payroll and related expenses	(40.5)	(33.0)
Deferred revenue and other liabilities	2.8	1.1
Net cash provided by operating activities	71.0	27.8
Investing activities
Purchases of marketable securities	(546.5)	(802.0)
Proceeds from sale and maturity of marketable securities	241.8	790.0
Purchases of property and equipment	(101.6)	(99.7)
Acquisitions, net of cash acquired	(3.2)	—
Other investing activities	(2.3)	(0.5)
Net cash used in investing activities	(411.8)	(112.2)
Financing activities
Net proceeds from issuance of common stock	10.1	8.7
Other financing activities	(4.8)	(7.9)
Net cash provided by financing activities	5.3	0.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.0)	(0.4)
Decrease in cash, cash equivalents and restricted cash	(336.5)	(84.0)
Cash, cash equivalents and restricted cash, beginning of period	1,053.6	818.2
Cash, cash equivalents and restricted cash, end of period	$717.1	$734.2

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$716.0	$733.8
Restricted cash	1.1	0.4
Total cash, cash equivalents and restricted cash	$717.1	$734.2

Supplemental disclosure of non-cash investing and financing transactions:
Shares issued for conversions of 2023 Notes	$35.9	$—
Shares received under note hedge upon conversions of 2023 Notes	$(33.5)	$—
Acquisition of property and equipment included in accounts payable and accrued liabilities	$26.6	$35.0
Right-of-use assets obtained in exchange for operating lease liabilities	$(1.3)	$9.9
Right-of-use assets obtained in exchange for finance lease liabilities	$5.2	$—

* We adjusted our 2021 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted on a full retrospective basis. Refer to Note 1 “Organization and Significant Accounting Policies” for further information.

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
Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. We experience seasonality that is typical in our industry, with lower sales in the first quarter of each year compared to the fourth quarter of the previous year.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in the Annual Report on Form 10-K that we filed with the SEC on February 14, 2022.
These consolidated financial statements include the accounts of DexCom, Inc. and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation.
We determine the functional currencies of our international subsidiaries by reviewing the environment where each subsidiary primarily generates and expends cash. For international subsidiaries whose functional currencies are the local currencies, we translate the financial statements into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for each period for revenue, costs and expenses. We include translation-related adjustments in comprehensive income and in accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheets. We record gains and losses resulting from transactions with customers and vendors that are denominated in currencies other than the functional currency and from certain intercompany transactions in interest and other income (expense), net in our consolidated statements of operations.

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
We record adjustments to inventory for potential excess or obsolete inventory, as well as inventory that does not pass quality control testing, in order to state inventory at net realizable value. Factors influencing these adjustments include inventories on hand and on order compared to estimated future usage and sales for existing and new products, as well as judgments regarding quality control testing data and assumptions about the likelihood of scrap and obsolescence. Once written down the adjustments are considered permanent and are not reversed until the related inventory is disposed of or sold.
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
Estimates
We review the adequacy of our estimates for transaction price adjustments and variable consideration at each reporting date. If the actual amounts of consideration that we were to receive differ from our estimates, we would adjust our estimates and that would affect reported revenue in the period that such variances become known. If any of these judgments were to change, it could cause a material increase or decrease in the amount of revenue we report in a particular period.
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
Accounts receivable as of March 31, 2022 included unbilled accounts receivable of $10.3 million. We expect to invoice and collect all unbilled accounts receivable within twelve months.
We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation.
Our performance obligations are generally satisfied within twelve months of the initial contract date. The deferred revenue balances related to performance obligations that will be satisfied after twelve months was $18.3 million as of March 31, 2022 and $16.1 million as of December 31, 2021. These balances are included in other long-term liabilities in our consolidated balance sheets. Revenue recognized in the period from performance obligations satisfied in previous periods was not material for the periods presented.
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

Senior Convertible Notes
In August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for convertible debt instruments, amends the guidance on derivative scope exceptions for contracts in an entity’s own equity, and modifies the guidance on diluted earnings per share calculations.
We previously followed in Accounting Standard Codification, or ASC, 470-20, which required us to separate each of our convertible debt instruments at issuance into two units of accounting, a liability component, based on our nonconvertible debt borrowing rate at issuance, and an equity component. Under ASU 2020-06, we now account for each of our convertible debt instruments as a single unit of accounting, a liability, because we concluded that there were no material conversion features that require bifurcation as a derivative under ASC 815-15 and our convertible debt instruments were not issued at a substantial premium. Since we adopted ASU 2020-06 using the full retrospective approach, we were required to apply the guidance to all convertible debt instruments we had outstanding as of January 1, 2020.
Upon adoption of ASU 2020-06 as of January 1, 2020, we recognized $67.8 million cumulative-effect adjustment to increase retained earnings of for the decrease in interest expense and $242.3 million decrease in additional paid in capital for the elimination of the equity component. We have updated these financial statements to reflect the cumulative adjustment for the periods presented. We have labeled our prior period financial statements and related notes “As Adjusted” to indicate the change required under the new accounting guidance.
Below is a summary of the changes in our consolidated balance sheets we originally reported as of December 31, 2020 and 2021 under the ASC 470-20 legacy guidance compared to the new ASU 2020-06 guidance we adopted:

Consolidated Balance Sheet	As of December 31, 2020
(In millions)	As Previously Reported	ASU 2020-06 Adjustment	As Adjusted
Deferred tax assets	$216.4	$91.3	$307.7
Long-term senior convertible notes	1,667.2	365.9	2,033.1
Additional paid-in-capital	2,125.3	(398.5)	1,726.8
Accumulated deficit	$(202.1)	$123.9	$(78.2)

Consolidated Balance Sheet	As of December 31, 2021
(In millions)	As Previously Reported	ASU 2020-06 Adjustment	As Adjusted
Deferred tax assets	$220.8	$69.7	$290.5
Long-term senior convertible notes	1,702.7	279.1	1,981.8
Additional paid-in-capital	2,504.5	(395.5)	2,109.0
Retained earnings (Accumulated deficit)	$(47.4)	$186.1	$138.7
Below is a summary of the changes in our consolidated statement of operations for the three months ended March 31, 2021 we originally reported at March 31, 2021 under the ASC 470-20 legacy guidance compared to the new ASU 2020-06 guidance we adopted:

Consolidated Statement of Operations	Three Months Ended March 31, 2021
(In millions)	As Previously Reported	ASU 2020-06 Adjustment	As Adjusted
Interest expense	$(24.8)	$20.1	$(4.7)
Income before income taxes	21.2	20.1	41.3
Income tax expense (benefit)	(19.1)	3.9	(15.2)
Net income	40.3	16.2	56.5
Basic net income per share	0.42	0.17	0.59
Diluted net income per share (1)	$0.41	$0.15	$0.56
Shares used to compute diluted net income per share	99.4	5.2	104.6
(1) Dilutive net income used for diluted net income per share under ASU 2020-06 includes $1.7 million add back of interest expense, net of tax, attributable to assumed conversion of senior convertible notes.
Below is a summary of the consolidated balance sheet as of March 31, 2022 and consolidated statement of operations for the three months ended March 31, 2022 under the ASC 470-20 legacy guidance compared to the new ASU 2020-06 guidance we adopted.

Consolidated Balance Sheet	As of March 31, 2022
(In millions)	As computed under ASC 470-20	ASU 2020-06 Adjustment	As reported under ASU 2020-06
Prepaid and other current assets	$177.9	$(6.2)	$171.7
Deferred tax assets	220.9	69.9	290.8
Long-term senior convertible notes	1,708.6	257.3	1,965.9
Additional paid-in-capital	2,391.0	(394.4)	1,996.6
Retained Earnings	$35.2	$200.8	$236.0

Consolidated Statement of Operations	Three Months Ended March 31, 2022
(In millions)	As computed under ASC 470-20	ASU 2020-06 Adjustment	As reported under ASU 2020-06
Loss on extinguishment of debt	$(0.4)	$0.4	$—
Interest expense	(25.1)	20.5	(4.6)
Income before income taxes	15.2	20.9	36.1
Income tax expense (benefit)	(67.4)	6.2	(61.2)
Net income	82.6	14.7	97.3
Basic net income per share	0.85	0.15	1.00
Diluted net income per share	$0.82	$0.11	$0.93
Shares used to compute diluted net income per share	100.4	6.8	107.2

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

The following table sets forth the computation of basic and diluted net income per share for the periods shown.

	Three Months Ended March 31,
(In millions)	2022	2021
		As Adjusted
Net income	$97.3	$56.5
Add back interest expense, net of tax attributable to assumed conversion of senior convertible notes	2.8	1.7
Net income - diluted	$100.1	$58.2

Net income per common share
Basic	$1.00	$0.59
Diluted	$0.93	$0.56

Basic weighted average shares outstanding	97.2	96.3
Dilutive potential common stock outstanding:
Restricted stock units	0.4	0.7
Warrants	2.8	2.4
Senior convertible notes	6.8	5.2
Diluted weighted average shares outstanding	107.2	104.6
Outstanding anti-dilutive securities not included in the diluted net income per share attributable to common stockholders calculations were as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
		As Adjusted
Senior convertible notes	—	2.0
Total	—	2.0

Recent Accounting Guidance
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This new guidance is intended to reduce the complexity of accounting for convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments. Entities may adopt ASU 2020-06 using either a partial retrospective or fully retrospective method of transition. This ASU is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We adopted ASU 2020-06 in the first quarter of 2022 using the full retrospective method, reflecting the application of the new standard in each prior reporting period.
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This guidance is intended improve the accounting for acquired revenue contracts with customers in a business combination. The new guidance requires that the acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. ASU 2021-08 is effective for public business entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted. The amendments should be applied prospectively to business combinations occurring on or after the adoption date. Any impact this guidance will have on our consolidated financial statements is dependent on when and if we complete future business combinations.

In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. This guidance is related to the portfolio layer method of hedge accounting. The amendments in this update clarify the accounting and promote consistency in reporting for hedges where the portfolio layer method is applied. ASU 2022-01 is effective for public business entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This guidance is related to troubled debt restructurings (“TDRs”) and vintage disclosures for financing receivables. The amendments in this update eliminate the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The amendments also require disclosure of current-period gross write-offs by year of origination for financing receivables. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

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
We account for the contingent milestones payable in shares of our common stock as equity instruments within the scope of ASC Topic 718. The regulatory and sales-based milestones are accounted for as performance-based awards that vest when the performance conditions have been achieved and will be recognized if and when the achievement of the respective contingent milestone is deemed probable. The value of the contingent milestones is based on our closing stock price of $118.28 per share on December 28, 2018.
In the fourth quarter of 2018, we made an initial payment for an upfront fee of $250.0 million through the issuance of 1,840,943 shares of our common stock. We recorded a $217.7 million charge in our consolidated statements of operations during 2018 relating to the issuance of this common stock because this milestone payment did not meet the capitalization criteria. The value of the charge was based on our closing stock price of $118.28 per share on December 28, 2018, the date on which we obtained the necessary regulatory approvals and represents the date the performance- based awards were issued. In 2019, we made a cash incentive payment of $3.2 million due to the completion of certain development obligations and we recorded these payments as research and development expense in our consolidated statements of operations.
In the fourth quarter of 2021, we determined the achievement of the regulatory approval milestone to be probable and recorded an $87.1 million research and development charge in our consolidated statements of operations. This charge is associated with IPR&D obtained in an asset acquisition prior to regulatory approval and therefore does not have an alternative future use.
In the first quarter of 2022, we received regulatory approval and issued 736,377 shares of our common stock in connection with our achievement of the related milestone. Additional sales-based milestone payments equivalent to 1,288,660 shares of our common stock may become due and payable upon achievement of certain revenue targets. The sales-based milestones are contingent upon the achievement of certain revenue targets for a future commercial product. As of March 31,

2022, we have not determined the achievement of the sales-based milestones to be probable and as such, no cost has been recognized for these milestones. All milestones may be paid in cash or shares of our common stock, at our election. If we elect to make these milestone payments in cash, any such cash payment would be equal to the number of shares that would otherwise be issued for the given milestone payment multiplied by the value of our stock on the date the relevant milestone is achieved, and adjusted to give effect to any stock splits, dividends, or similar events. We intend to pay the sales-based contingent milestones in shares of our common stock.
The Restated Collaboration Agreement will continue until December 31, 2028, unless terminated by either party upon uncured material breach of the Restated Collaboration Agreement by the other party. Upon achievement of the first sales-based milestone event and payment of the corresponding milestone fee by us, the term of the Restated Collaboration Agreement will be extended until December 31, 2033, unless terminated by either party upon uncured material breach of the Restated Collaboration Agreement by the other party.

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
The following table summarizes financial assets that we measured at fair value on a recurring basis as of March 31, 2022, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$520.7	$—	$—	$520.7

Debt securities, available for sale:
U.S. government agencies (1)	—	1,469.9	—	1,469.9
Commercial paper	—	194.6	—	194.6
Corporate debt	—	254.0	—	254.0
Supranationals	—	53.7	—	53.7
Total debt securities, available for sale	—	1,972.2	—	1,972.2

Other assets (2)	9.7	—	—	9.7

Total assets measured at fair value on a recurring basis	$530.4	$1,972.2	$—	$2,502.6
(1) Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.
(2) Includes assets which are held pursuant to a deferred compensation plan for senior management, which consist mainly of mutual funds.

The following table summarizes financial assets that we measured at fair value on a recurring basis as of December 31, 2021, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$791.4	$40.0	$—	$831.4

Debt securities, available for sale:
U.S. government agencies	—	1,210.6	—	1,210.6
Commercial paper	—	189.7	—	189.7
Corporate debt	—	224.3	—	224.3
Supranationals	—	54.0	—	54.0
Total debt securities, available for sale	—	1,678.6	—	1,678.6

Other assets (1)	7.0	—	—	7.0

Total assets measured at fair value on a recurring basis	$798.4	$1,718.6	$—	$2,517.0
(1) Includes assets which are held pursuant to a deferred compensation plan for senior management, which consist mainly of mutual funds.
There were no transfers into or out of Level 3 securities during the three months ended March 31, 2022.
We hold certain other investments that we do not measure at fair value on a recurring basis. The carrying values of these investments are not significant and we include them in other assets in our consolidated balance sheets. It is impracticable for us to estimate the fair value of these investments on a recurring basis due to the fact that these entities are privately held and limited information is available. We monitor the information that becomes available from time to time and adjust the carrying values of these investments if there are identified events or changes in circumstances that have a significant effect on the fair values.
Fair Value of Senior Convertible Notes
The fair value, based on trading prices (Level 1 inputs), of our senior convertible notes were as follows as of the dates indicated:

	Fair Value Measurements Using Level 1
(In millions)	March 31, 2022	December 31, 2021
Senior Convertible Notes due 2023	$2,414.3	$2,589.6
Senior Convertible Notes due 2025	1,382.7	1,432.9
Total fair value of outstanding senior convertible notes	$3,797.0	$4,022.5
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
As of March 31, 2022 and December 31, 2021, notional amounts of $38.0 million and $40.0 million, respectively, were outstanding to hedge certain foreign currency risk. The resulting impact on our consolidated financial statements from currency hedging activities was not significant for the three months ended March 31, 2022 and March 31, 2021.
Our foreign currency exposures vary but are primarily concentrated in the Australian Dollar, the British Pound, the Canadian Dollar, the Euro, and the Malaysian Ringgit. We monitor the costs and the impact of foreign currency risks upon our financial results as part of our risk management program. We do not use derivative financial instruments for speculation or trading purposes or for activities other than risk management. We do not require and are not required to pledge collateral for these financial instruments and we do not carry any master netting arrangements to mitigate the credit risk.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
In accordance with authoritative guidance, we measure certain non-financial assets and liabilities at fair value on a non-recurring basis. These measurements are usually performed using the discounted cash flow method or cost method and Level 3 inputs. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets, and property and equipment, are measured at fair value when there are indicators of impairment and are recorded at fair value only when an impairment is recognized. We recorded no significant impairment losses during the three months ended March 31, 2022 and March 31, 2021.

4. Balance Sheet Details

Short-Term Marketable Securities
Short-term marketable securities, consisting of available-for-sale debt securities, were as follows as of the dates indicated:

	March 31, 2022
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available for sale:
U.S. government agencies (1)	$1,477.7	$—	$(7.8)	$1,469.9
Commercial paper	194.9	—	(0.3)	194.6
Corporate debt	254.6	—	(0.6)	254.0
Supranationals	53.9	—	(0.2)	53.7
Total debt securities, available for sale	$1,981.1	$—	$(8.9)	$1,972.2

	December 31, 2021
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available for sale:
U.S. government agencies	$1,212.1	$—	$(1.5)	$1,210.6
Commercial paper	189.8	—	(0.1)	189.7
Corporate debt	224.6	—	(0.3)	224.3
Supranationals	54.1	—	(0.1)	54.0
Total debt securities, available for sale	$1,680.6	$—	$(2.0)	$1,678.6
(1) Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.
As of March 31, 2022, the estimated market value of our debt securities with contractual maturities up to twelve months and up to 18 months were $1,873.0 million and $99.2 million, respectively. As of December 31, 2021, the estimated market value of our debt securities with contractual maturities up to twelve months and up to 18 months was $1,357.9 million and $320.7 million, respectively. Gross realized gains and losses on sales of our debt securities for the three months ended March 31, 2022 and March 31, 2021 were not significant.
We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities at March 31, 2022 were primarily due to increases in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Inventory

(In millions)	March 31, 2022	December 31, 2021
Raw materials	$159.7	$145.2
Work-in-process	15.8	16.2
Finished goods	166.7	195.9
Total inventory	$342.2	$357.3

Prepaid and Other Current Assets
Prepaid and other current assets were $171.7 million and $81.6 million as of March 31, 2022 and December 31, 2021, respectively. The increase in prepaid assets is driven primarily due to a $65.5 million increase in our income tax receivable and a $13.7 million increase in inventory related prepaid expenses.

Property and Equipment

(In millions)	March 31, 2022	December 31, 2021
Land (1)	$15.2	$15.6
Building (1)	54.3	49.1
Furniture and fixtures	32.4	30.7
Computer software and hardware	54.4	52.7
Machinery and equipment	331.4	272.9
Leasehold improvements	259.5	251.6
Construction in progress	374.2	360.7
Total cost	1,121.4	1,033.3
Less accumulated depreciation and amortization	(264.9)	(231.5)
Total property and equipment, net	$856.5	$801.8
(1) Represents finance lease right-of-use assets.

Other Assets
Other assets were $22.8 million and $10.5 million as of March 31, 2022 and December 31, 2021, respectively. The increase in other assets is primarily due to an increase in long-term equity investments and a term deposit.

Accounts Payable and Accrued Liabilities

(In millions)	March 31, 2022	December 31, 2021
		As Adjusted
Accounts payable trade	$150.1	$189.4
Accrued tax, audit, and legal fees	33.7	40.6
Accrued rebates	342.8	260.5
Accrued warranty	13.6	12.9
Contractual obligations	—	15.0
Other accrued liabilities	62.9	54.6
Total accounts payable and accrued liabilities	$603.1	$573.0

Accrued Payroll and Related Expenses

(In millions)	March 31, 2022	December 31, 2021
Accrued wages, bonus and taxes	$53.2	$91.8
Other accrued employee benefits	31.5	33.4
Total accrued payroll and related expenses	$84.7	$125.2

Other Long-Term Liabilities

(In millions)	March 31, 2022	December 31, 2021
Finance lease obligations	$61.6	$57.0
Deferred tax liabilities	6.1	5.9
Other liabilities	29.4	27.1
Total other long-term liabilities	$97.1	$90.0

5. Debt

Senior Convertible Notes
The carrying amounts of our senior convertible notes were as follows as of the dates indicated:

(Dollars in millions)	March 31, 2022	December 31, 2021
		As Adjusted
Principal amount:
Senior Convertible Notes due 2023	$774.8	$792.3
Senior Convertible Notes due 2025	1,207.5	1,207.5
Total principal amount	1,982.3	1,999.8
Unamortized debt issuance costs	(16.4)	(18.0)
Carrying amount of senior convertible notes	$1,965.9	$1,981.8
For our senior convertible notes for which the if-converted value exceeded the principal amount, the amount in excess of principal was as follows as of the dates indicated:

(In millions)	March 31, 2022	December 31, 2021
Senior Convertible Notes due 2023	$1,638.3	$1,797.3
Senior Convertible Notes due 2025	109.6	141.8
Total by which the notes’ if-converted value exceeds their principal amount	$1,747.9	$1,939.1

The following table summarizes the components of interest expense and the effective interest rates for each of our senior convertible notes for the periods shown.

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
		As Adjusted
Cash interest expense:
Contractual coupon interest (1)	$2.2	$2.4
Non-cash interest expense:
Amortization of debt issuance costs	1.5	1.5
Total interest expense recognized on senior notes	$3.7	$3.9

Effective interest rate:
Senior Convertible Notes due 2023	1.1%	1.1%
Senior Convertible Notes due 2025	0.5%	0.5%

(1) Interest on the 2023 Notes began accruing upon issuance and is payable semi-annually on June 1 and December 1 of each year. Interest on the 2025 Notes began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year.

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
For the twelve months ended December 31, 2021, holders of $57.7 million in aggregate principal amount of the 2023 Notes elected conversion at their option. We settled these conversions by issuing a combination of common stock and treasury stock. We issued 350,778 shares to settle the converted 2023 Notes during the twelve months ended December 31, 2021, of which 198,647 shares were issued out of treasury stock. We received 241,845 shares of common stock from the exercise of a portion of the 2023 Note Hedge that we purchased concurrently with the issuance of the 2023 Notes, as described below.
For the three months ended March 31, 2022, holders of $17.5 million in aggregate principal amount of the 2023 Notes elected conversion at their option during the three months ended March 31, 2022. We settled these conversions using treasury stock. We issued 106,297 treasury shares to settle the converted 2023 Notes. We received 71,820 shares of common stock from the exercise of a portion of the 2023 Note Hedge that we purchased concurrently with the issuance of the 2023 Notes, as described below.
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
Circumstance (1) listed above occurred during the quarter ended December 31, 2021. As a result, the 2023 Notes were convertible at the option of the holder from January 1, 2022 through March 31, 2022. Circumstance (1) listed above also occurred during the quarter ended March 31, 2022 and as a result, the 2023 Notes will remain convertible at the option of the holder from April 1, 2022 through June 30, 2022. See above for a description of conversion activity related to the 2023 Notes.
Conversion Rights at Our Option
Dexcom did not have a right to redeem the 2023 Notes prior to December 1, 2021. On or after December 1, 2021 and prior to September 1, 2023, Dexcom may redeem for cash all or part of the 2023 Notes, at its option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which Dexcom provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the 2023 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.
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

Revolving Credit Agreement
Terms of the Revolving Credit Agreement
In October 2021, we entered into a Second Amended and Restated Credit Agreement (the "Amended Credit Agreement"), which amended and restated the credit agreement we had previously entered into in December 2018 and amended in May 2020 (the Credit Agreement). The Amended Credit Agreement is a five-year revolving credit facility that provides for an available principal amount of $200.0 million which can be increased up to $500.0 million at our option subject to customary conditions and approval of our lenders (the “Credit Facility”). The Amended Credit Agreement will mature on October 13, 2026. Borrowings under the Amended Credit Agreement are available for general corporate purposes, including working capital and capital expenditures.

Information related to availability and outstanding borrowings on our Amended Credit Agreement is as follows as of the date indicated:

(In millions)	March 31, 2022
Available principal amount	$200.0
Letters of credit sub-facility	25.0
Outstanding borrowings	—
Outstanding letters of credit	7.3
Total available balance	$192.7
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
Our obligations under the Amended Credit Agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of Dexcom and the guarantors, including all or a portion of the equity interests of our domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge). The Amended Credit Agreement contains covenants that limit certain indebtedness, liens, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents, and sale and leaseback transactions of Dexcom or any of its domestic subsidiaries. The Amended Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of March 31, 2022.
As of March 31, 2022, we also have a guarantee facility related to our international operations which is collateralized by approximately an $11 million term deposit included in non-current “Other assets” on our consolidated balance sheets.

6. Contingencies

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
During the year ended December 31, 2021 and the quarter ended March 31, 2022, we and certain Abbott Diabetes Care, Inc. (“Abbott”) entities served complaints for patent infringement, validity and other patent related actions against each other in multiple jurisdictions, inside and outside the United States. We intend to vigorously pursue our claims and defenses in these cases to protect our intellectual property and to defend against Abbott’s infringement allegations.
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

7. Income Taxes
We estimate our annual effective tax rate to be 30.2% for the full year 2022, which differed from the U.S. federal statutory rate due to state and foreign income taxes, nondeductible executive compensation, and increases to unrecognized tax benefits offset by federal research tax credits generated. Our negative effective tax rate of 169.5% for the three months ended March 31, 2022 was primarily due to discrete excess tax benefits recognized for share-based compensation for employees and the Verily milestone payment.

8. Stockholders’ Equity
Share-Based Compensation
Our share-based compensation expense is associated with restricted stock units, or RSUs, performance stock units, or PSUs, and our Employee Stock Purchase Plan, or ESPP. The following table summarizes our share-based compensation expense included in our consolidated statements of operations for the periods shown.

	Three Months Ended March 31,
(In millions)	2022	2021
Cost of sales	$2.3	$2.0
Research and development	10.3	10.4
Selling, general and administrative	16.5	15.6
Total share-based compensation expense	$29.1	$28.0
At March 31, 2022, unrecognized estimated compensation costs related to RSUs, PSUs and ESPP totaled $274.4 million and is expected to be recognized through 2026.
Equity Award Activity
The total vest date fair value of RSUs and PSUs that vested during the three months ended March 31, 2022 was $124.2 million and $17.3 million, respectively.

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

Revenue by geographic region
During the three months ended March 31, 2022 and March 31, 2021, no individual country outside the United States generated revenue that represented more than 10% of our total revenue. The table below sets forth revenue by our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the components. The majority of our long-lived assets are located in the United States.

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total
United States	$451.2	72%	$381.2	75%
Outside of the United States	177.6	28%	123.8	25%
Total revenue	$628.8	100%	$505.0	100%
Revenue by customer sales channel
The following table sets forth revenue by major sales channel for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Distributor	$527.1	84%	$390.7	77%
Direct	101.7	16%	114.3	23%
Total revenue	$628.8	100%	$505.0	100%

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are not purely historical regarding Dexcom’s or its management’s intentions, beliefs, expectations and strategies for the future. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are made as of the date of this report, deal with future events, are subject to various risks and uncertainties, and actual results could differ materially from those anticipated in those forward-looking statements. The risks and uncertainties include, among other things, impacts on our business due to health pandemics or other contagious outbreaks, such as the ongoing COVID-19 pandemic. The risks and uncertainties that could cause actual results to differ materially are more fully described under “Risk Factors” in Part II, Item 1A of this Quarterly Report, elsewhere in this Quarterly Report, and in our other reports filed with the SEC. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results. You should read the following discussion and analysis together with our consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report.

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

Impact of the COVID-19 Pandemic

During 2020, 2021, and 2022, we have been subject to challenging social and economic conditions created as a result of the novel strain of coronavirus, SARS-CoV-2, or COVID-19. These conditions continue to create various financial impacts to our operations by necessitating precautions for our personnel to operate safely both in person as well as remotely. Costs incurred include items like incremental payroll costs, consulting support, IT infrastructure and facilities-related costs.

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
Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The critical accounting estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There were no material changes to our critical accounting estimates during the three months ended March 31, 2022.

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue growth, gross profit, operating income, net income, and cash flow from operations.
Key Highlights for the Three Months Ended March 31, 2022 include the following:

Revenue	Gross Profit	Operating Income	Net Income	Operating Cash Flow
$628.8 million	$398.1 million	$41.3 million	$97.3 million	$71.0 million
up 25% from the same period 2021	up 16% from the same period 2021	down 10% from the same period 2021	up 72% from the same period 2021	up 155% from the same period 2021
We ended the first quarter of 2022 with cash, cash equivalents and short-term marketable securities totaling $2.69 billion.

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

Results of Operations

QTD Revenue and Gross Margin %
$505.0 M
$628.8 M
68.1%
63.3%
QTD 2021
QTD 2022
Revenue
Gross Profit Margin %

Financial Overview

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
	Three Months Ended March 31,				2022 - 2021
(In millions, except per share amounts)	2022	% of Revenue (1)	2021	% of Revenue (1)	$ Change	% Change
			(As Adjusted)*
Revenue	$628.8	100%	$505.0	100%	$123.8	25%
Cost of sales	230.7	37%	161.1	32%	69.6	43%
Gross profit	398.1	63.3%	343.9	68.1%	54.2	16%
Operating expenses:
Research and development	135.9	22%	109.4	22%	26.5	24%
Selling, general and administrative	220.9	35%	188.6	37%	32.3	17%
Total operating expenses	356.8	57%	298.0	59%	58.8	20%
Operating income	41.3	7%	45.9	9%	(4.6)	(10)%
Interest expense	(4.6)	(1)%	(4.7)	(1)%	0.1	(2)%
Income from equity investments	0.2	—%	—	—%	0.2	*
Interest and other income (expense), net	(0.8)	—%	0.1	—%	(0.9)	*
Income before income taxes	36.1	6%	41.3	8%	(5.2)	(13)%
Income tax benefit	(61.2)	(10)%	(15.2)	(3)%	(46.0)	*
Net income	$97.3	15%	$56.5	11%	$40.8	72%

Basic net income per share	$1.00	**	$0.59	**	$0.41	69%
Diluted net income per share	$0.93	**	$0.56	**	$0.37	66%

(1) The sum of the individual percentages may not equal the total due to rounding.
* We adjusted our 2021 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted on a full retrospective basis. Refer to Note 1 “Organization and Significant Accounting Policies” for further information.
** Not meaningful

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
Income from equity investments
Income from equity investments is comprised of of realized gains from the sale of an equity investment.
Interest and other income (expense), net
Interest and other income (expense), net consists primarily of interest income on our marketable debt securities portfolio and foreign currency transaction gains and losses due to the effects of foreign currency fluctuations.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenue
The revenue increase was primarily due to increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base, partially offset by mix shift and price associated with the evolution of our channel strategy.

Disposable sensor and other revenue comprised approximately 86% of total revenue and Reusable Hardware revenue comprised approximately 14% of total revenue for the three months ended March 31, 2022. Disposable sensor and other revenue comprised approximately 84% of total revenue and Reusable Hardware revenue comprised approximately 16% of total revenue for the three months ended March 31, 2021.

Cost of Sales
Cost of sales and gross profit increased primarily due to an increase in sales volume. The decrease in gross profit margin in the first quarter of 2022 compared to the first quarter of 2021 was primarily driven by price and channel mix changes and increases in excess and obsolescence reserves related to the phase out of older generation CGMs.

Research and Development Expense
Research and development expense increased primarily due to $11.4 million in additional salaries, bonuses, share-based compensation, and payroll-related costs primarily due to higher headcount, $4.7 million in additional costs related to set-up and validation costs for new CGM equipment, and $4.5 million in additional depreciation expense for equipment in service relating to new products prior to regulatory approval.

We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.

Selling, General and Administrative Expense
Selling, general and administrative expense increased primarily due to $9.8 million in additional salaries, bonuses, share-based compensation, and payroll-related costs primarily due to higher headcount, $4.3 million in additional advertising and marketing costs due to an increase in worldwide marketing campaigns, $3.6 million in additional travel and entertainment expenses, $2.7 million in additional legal expense related to litigation, and $1.5 million in additional amortization expense related to acquired intangibles.

Income Tax Benefit
The income tax benefit for the three months ended March 31, 2022 is primarily attributable to excess tax benefits recognized for employees share-based compensation for employees and the Verily Milestone payment recorded discretely during the quarter, offsetting income tax expense from normal, recurring operations at an estimated annual effective rate of 30.2%. The income tax benefit we recorded for the three months ended March 31, 2021 is primarily attributable to excess tax benefits recognized for employee share-based compensation offset by income tax expense from normal, recurring operations.

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

Main Sources of Liquidity
Cash, cash equivalents and short-term marketable securities
Our cash, cash equivalents and short-term marketable securities totaled $2.69 billion as of March 31, 2022. None of those funds were restricted and approximately 96% of those funds were located in the United States.
Cash flow from Operations
For the three months ended March 31, 2022, we had positive cash inflows of $71.0 million from operating activities. We anticipate that we will continue to generate positive cash inflows for the foreseeable future.
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
The 2023 Note Hedge is expected to reduce the potential equity dilution upon any conversion of the 2023 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2023 Notes. See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for conversion activity related to the 2023 Notes and shares received as the result of exercising a portion of the 2023 Note Hedge as well as for more information about the 2023 Notes and the 2025 Notes, the 2023 Note Hedge, and the 2023 Warrants.
Revolving Credit Agreement
As of March 31, 2022, we had no outstanding borrowings, $7.3 million in outstanding letters of credit, and a total available balance of $192.7 million under the Amended Credit Agreement. We monitor counterparty risk associated with the institutional lenders that are providing the Credit Facility. We currently believe that the Credit Facility will be available to us should we choose to borrow under it. Revolving loans will be available for general corporate purposes, including working capital and capital expenditures. See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for more details on the Revolving Credit Agreement.
Short-term Liquidity Requirements
Our short-term liquidity requirements primarily consist of regular operating costs, interest payments related to our senior convertible notes, capital expenditures for the development of our manufacturing facilities and office spaces, and short-term material cash requirements as described below. As of March 31, 2022, we had a working capital ratio of 5.27 and a quick ratio of 4.54, which indicates that our current assets are more than enough to cover our short-term liabilities. We expect to have significant capital expenditures for the next year to drive our strategic initiative of building out our manufacturing facility and equipment in Malaysia and the capacity scale-up in Mesa, Arizona.
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
Long-term Liquidity Requirements
Our long-term liquidity requirements primarily consist of interest and principal payments related to our senior convertible notes, capital expenditures for the development of our manufacturing facilities and office spaces, and long-term material cash requirements as described below. As of March 31, 2022, we had a debt-to-assets ratio of 0.39, which indicates that our total assets are more than enough to cover our short-term and long-term debts. As demand grows for our products, we will continue to expand global operations to meet demand through investments in manufacturing and operations. We expect to meet our long-term liquidity requirements from our main sources of liquidity as described above to support our future operations, capital expenditures, acquisitions, and other liquidity requirements associated with our operations beyond the next 12 months.
As of March 31, 2022, we have outstanding senior convertible notes that will mature in December 2023 for the 2023 Notes and November 2025 for the 2025 Notes. However, the outstanding principal of our senior convertible notes could be converted into cash and/or shares of our common stock prior to maturity once certain conditions are met. See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for information on conversion rights prior to maturity.
Material Cash Requirements
From time to time in the ordinary course of business, we enter into a variety of purchase arrangements including but not limited to, purchase arrangements related to capital expenditures, components used in manufacturing for the United States and Malaysia, and research and development activities. See “Contractual Obligations” below in Part I, Item 2 of this Quarterly Report for more information.
We issued senior convertible notes in November 2018 and May 2020. The obligations presented above include both principal and interest for these notes. Although these notes mature in 2023 and 2025, they may be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayment of the principal amounts sooner than the scheduled repayment as indicated in the table. As of March 31, 2022, we had outstanding letters of credit of $7.3 million for which we cannot forecast with certainty the amount and timing of repayments. See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for further discussion of the terms of our senior convertible notes.
We are party to various leasing arrangements, primarily for office, manufacturing and warehouse space that expire at various times through December 2030, excluding any renewal options. We also have a land lease in Penang, Malaysia for the build-out of our international manufacturing facility lease that expires in 2080. We anticipate incurring significant expenditures related to the build-out of the Malaysia manufacturing facility and equipment in the next two years.
Under our Restated Collaboration Agreement with Verily, additional sales-based milestone payments equivalent to 1,288,660 shares of our common stock, calculated based on the $175.0 million initial milestone amount divided by the volume-weighted average trading price during the 15 consecutive days ending on the date of the Restated Collaboration Agreement, may become due and payable by us upon achievement of certain sales-based milestones. All milestones may be paid in cash or shares of our common stock, at our election. If we elect to make these milestone payments in cash, any such cash payment would be equal to the number of shares that would otherwise be issued for the given milestone payment multiplied by the value of our stock on the date the relevant milestone is achieved, adjusted for stock splits, dividends, and the like. We intend to pay these milestones in shares of our common stock and as such we do not expect to have a material cash requirement for this agreement. See Note 1 “Organization and Significant Accounting Policies” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for further discussion of the Collaboration Agreement with Verily.
See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information about the terms of the Credit Agreement, our senior convertible notes, the 2023 Note Hedge, and the 2023 Warrants.

Cash Flows

Cash Flows Summary 2022 YTD vs. 2021 YTD (As Adjusted)

$100.0 million
$— million
$(100.0) million
$(200.0) million
$(300.0) million
$(400.0) million
$(500.0) million
$71.0 million
$(411.8) million
$5.3 million
$27.8 million
$(112.2) million
$0.8 million
YTD 2022
YTD 2021 (As Adjusted)
Operating Cash Flows
Investing Cash Flows
Financing Cash Flows

As of March 31, 2022, we had $2.69 billion in cash, cash equivalents and short-term marketable securities, which is a decrease of $43.0 million compared to $2.73 billion as of December 31, 2021.
The primary cash flows during the three months ended March 31, 2022 and March 31, 2021 are described below. See the consolidated financial statements in Part I, Item 1 of this Quarterly Report for complete consolidated statements of cash flows for these periods.

Three Months Ended
		March 31, 2022		March 31, 2021
As Adjusted
Operating Cash Flows	+	$97.3 million of net income and $71.2 million of net non-cash adjustments, partially offset by $97.5 million of net changes in working capital balances	+	$56.5 million of net income and $58.7 million of net non-cash adjustments, partially offset by $87.4 million of net changes in working capital balances
		Net non-cash adjustments were primarily related to share-based compensation and depreciation and amortization.		Net non-cash adjustments were primarily related to share-based compensation and depreciation and amortization.

Investing Cash Flows	+	$304.7 million net purchases of marketable securities	-	$12.0 million net purchases of marketable securities
	-	$101.6 million capital expenditures	-	$99.7 million capital expenditures

Financing Cash Flows	+	$10.1 million in proceeds from the issuance of common stock under our employee stock plans	+	$8.7 million in proceeds from the issuance of common stock under our employee stock plans
	-	$3.4 million in payments for financing leases	-	$7.9 million in payments for financing leases

Contractual Obligations
We presented our contractual obligations as of December 31, 2021 in Note 6 “Leases And Other Commitments” in our Annual Report on Form 10-K for the twelve months then ended. There were no significant changes to our lease obligations. As of March 31, 2022, we had approximately $503.6 million of open purchase orders and contractual obligations in the ordinary course of business, the majority of which are due within one year. See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for conversion activity related to our senior convertible notes.

Recent Accounting Guidance
For a description of recently issued accounting guidance that is applicable to our consolidated financial statements, see Note 1 “Organization and Significant Accounting Policies” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report.

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
Market Price Sensitive Instruments
In order to reduce potential equity dilution, in connection with the issuance of the 2023 Notes we entered into the 2023 Hedge which entitles us to purchase shares of our common stock. Upon conversion of the 2023 Notes, the 2023 Hedge is expected to reduce the equity dilution if the daily volume-weighted average price per share of our common stock exceeds the strike price of the hedge. We also entered into warrant transactions with the counterparties of the 2023 Hedge entitling them to acquire shares of our common stock. The warrant transactions could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given quarterly or annual measurement period exceeds the strike price of the warrants. See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information.
Foreign Currency Exchange Risk
A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in U.S. dollars. Accordingly, our assessment is that we have no material net exposure to foreign currency exchange rate fluctuations at this time. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Australian Dollar, the British Pound, the Canadian Dollar, the Euro, and the Malaysian Ringgit, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.
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
We record exchange rate fluctuations resulting from the translation of the short-term intercompany balances between domestic entities and our international subsidiaries as foreign currency transaction gains or losses and include them in interest and other income (expense), net in our consolidated statements of operations. We occasionally enter into foreign currency forward contracts in order to partially offset the impact from fluctuation of the foreign currency rates. As of March 31, 2022, we had foreign currency forward contracts outstanding with a notional amount of $38.0 million.
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

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and timely communicated to management, including our Chief Executive Officer and Chief Financial Officer, recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures. Based on their evaluation as of March 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date for this purpose.
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
During the year ended December 31, 2021 and the quarter ended March 31, 2022, we and certain Abbott Diabetes Care, Inc. (“Abbott”) entities served complaints for patent infringement, validity and other patent related actions against each other in multiple jurisdictions, inside and outside the United States. We intend to vigorously pursue our claims and defenses in these cases to protect our intellectual property and to defend against Abbott’s infringement allegations.
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
•We are subject to cost-containment efforts by third-party payors that could result in reduced product pricing and/or sales of our products and cause a reduction in future revenue.
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
•We are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, security, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
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
We have experienced, and anticipate that we will continue to experience, decreasing prices for our products due to pricing pressure from managed care organizations and other third-party payors, increased market power of our payors, as the medical device industry consolidates, and increased competition among suppliers, including manufacturing services providers. If the prices for our products and services decrease and we are unable to reduce our expenses, including the cost of sourcing materials, logistics and the cost to manufacture our products, our business, results of operations, financial condition and cash flows will be adversely affected. The ongoing COVID-19 pandemic may result in increased costs for manufacturing and outsourced services while also causing additional pressure to reduce the prices for our products if a recession or depression occurs and people are unable to afford our products. We cannot predict the ultimate impact that the ongoing COVID-19 pandemic and its effects could have on our business operations, financial condition and cash flows.
We are subject to cost-containment efforts by third-party payors that could result in reduced product pricing and/or sales of our products and cause a reduction in future revenue.
In the United States and other countries, government and private sector access to health care products continues to be a subject of focus, and efforts to reduce health care costs are being made by third-party payors. Most of our customers rely on third-party payors, including government programs and private health insurance plans, to cover the cost of our products. We expect that the continuing cost reduction and containment measures may reduce the cost or utilization of health care products and could lead to patients being unable to obtain approval for coverage or payment from these third-party payors. Additionally, as a result of the ongoing COVID-19 pandemic, some customers have and others may lose access to their private health insurance plan if they lose their job, and an impact to job status may extend for a prolonged period of time, beyond possible coverage periods through COBRA, or where the cost to maintain coverage may not be affordable to our customer. As most of our customers rely on third-party payors, including government programs and private health insurance plans, to cover the cost of our products, our customers may lose coverage for our products, which may harm our business and results of operations.
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
In January 2017, the Centers for Medicare & Medicaid Services, or CMS, established a classification of “Therapeutic Continuous Glucose Monitors” as durable medical equipment eligible for coverage under Medicare Part B. Coverage criteria for therapeutic CGMs is determined by CMS under national coverage determinations as well as by local Medicare Administrative Contractors under local coverage determinations. Therefore, Medicare reimbursement for our CGM devices is subject to various coverage conditions and often requires a patient-specific coverage analysis. In May 2017, CMS Medicare Administrative Contractors issued a revision to an existing joint Local Coverage Determination, which establishes the Medicare conditions of coverage for therapeutic CGM, including our G5 Mobile and G6 systems. On October 27, 2020, CMS proposed changes to Medicare Durable Medical Equipment, Prosthetics, Orthotic Devices, and Supplies, or DMEPOS, coverage and payment policies that would expand Medicare coverage for CGM devices and supplies by classifying all CGMs (not just therapeutic CGMs) as DME and establishing payment amounts for these items and related supplies. CMS finalized its proposal on December 21, 2021, expanding Medicare coverage for all types of CGMs. CGMs will now be categorized as adjunctive and non-adjunctive (i.e., therapeutic CGMs). The fee schedule amounts for the newly-covered adjunctive CGMs and related supplies will be established in accordance with existing regulations governing pricing for new DME items without a fee schedule pricing history. The expanded coverage for CGMs means that additional manufacturers would be able to obtain Medicare coverage and payment for their CGM devices and some of the new CGM options may be cheaper for Medicare beneficiaries, potentially resulting in decreased sales and resulting revenues. Effective July 18, 2021, CMS also amended local coverage determination L33822 to allow beneficiaries with diabetes to use CGM when prescribed “multiple daily administrations” of insulin, eliminating the “injection” requirement and the four times per day testing requirement for CGM coverage.
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
As of March 31, 2022, the eight largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. In addition, we have negotiated contracted rates with all of those third-party payors for the purchase of our current CGM systems by their members. However, people with diabetes without insurance that covers our products will have to bear the financial cost of them. In the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them. While many third-party payors have adopted some form of coverage policy on CGM devices, in a sizeable percentage of cases, under durable medical equipment benefits, those coverage policies frequently are restrictive and require significant medical documentation and other requirements in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. Moreover, it is not uncommon for governmental, including federal and/or state, agencies and their contractors to conduct periodic routine billing and compliance reviews that may entail extensive documentation requests, cooperation with which may require significant time and resources, and may result in identification of overpayments that may need to be refunded.
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
The development of new products, or novel technologies and services and the enhancement of our current CGM products (including seeking and obtaining new indications for use), requires significant investment in research and development, intellectual property protection, clinical trials, regulatory approvals and third party reimbursement. The results of our product development and commercialization efforts may be affected by a range of factors, including our ability to anticipate customer needs, innovate and develop new products (whether independently or through our unique collaboration with Verily under the Restated Collaboration Agreement (See Note 2 “Collaboration with Verily Life Sciences” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for more details on the Restated Collaboration Agreement)), determine a feasible or timely regulatory pathway or approach, and launch those products cost effectively into multiple markets and geographies. If we are unable to successfully anticipate customer needs, innovate, develop new products and successfully launch them, we may not be able to generate significant future revenues or profits from these efforts. Failing to timely launch our products may cause them to become obsolete and materially and adversely affect our business and financial position.
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
In the ordinary course of our business (and in contrast to our collaboration with Verily to commercialize our own next-generation CGM product), we enter into collaborative arrangements with third parties to expand into new markets, including with insulin device manufacturers such as Eli Lilly, Insulet, Novo Nordisk, Tandem Diabetes and The Ypsomed Group to integrate our CGM technology into their insulin delivery systems. We have also entered into collaborations with several organizations that are currently using, or are developing, programs for the treatment of Type 2 diabetes that utilize our current CGM systems. As a result of these relationships, our operating results depend, to some extent, on the ability of our partners to successfully commercialize their insulin delivery systems or monitoring products. Any factors that may limit our partners’ ability to achieve widespread adoption of their systems, including competitive pressures, technological breakthroughs for the treatment or prevention of diabetes, adverse regulatory or legal actions relating to insulin pump products, or changes in reimbursement rates or policies of third-party payors relating to insulin pumps or similar products, could have an adverse impact on our operating results.
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
Additionally, the majority of our operations are conducted at facilities located in San Diego, California and Mesa, Arizona. We take precautions to safeguard our facilities, which include manufacturing protocols, insurance, health and safety protocols, and off-site storage of data. However, a natural or man-made disaster, such as fire, flood, earthquake, act of terrorism, cyber-attack or other disruptive event, such as the ongoing COVID-19 pandemic or another public health emergency, could cause substantial delays in our operations, damage, destroy or limit our manufacturing equipment, inventory, or records and cause us to incur additional expenses. Earthquakes are of particular significance since our manufacturing facilities in California are located in an earthquake-prone area. In the event our existing manufacturing facilities or equipment are affected by man-made or natural disasters, we may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business. The insurance we maintain against fires, floods, earthquakes and other natural disasters and similar events may not be adequate to cover our losses in any particular case. Further, insurance coverage may not be available or successfully secured for loss profits or business interruption relating to the COVID-19 pandemic and its impacts.
We depend upon third-party suppliers and outsource to other parties, making us vulnerable to supply disruptions, suboptimal quality, non-compliance and/or price fluctuations, which could harm our business.
We manufacture the majority of our products and procure important third-party services, such as sterilization services, at numerous facilities worldwide. We purchase many of the components, materials and services needed to manufacture these products from numerous suppliers in various countries. We have generally been able to obtain adequate supplies of such materials, components and services. However, we also rely on single and/or sole sources for certain components and materials used in manufacturing, such as for the application-specific integrated circuit that is incorporated into the transmitter and certain polymers used to synthesize the polymeric biointerface membranes for our products. In some cases, our agreements with these and other suppliers can be terminated by either party upon short notice. Our contract manufacturers may also rely on single- or sole- source suppliers to manufacture some of the components used in our products.
Although we work with our suppliers to try to ensure continuity of supply while maintaining quality, timeliness and reliability, the supply of these components, materials and services has in some cases been, and may continue to be impacted, interrupted or insufficient. Our manufacturers and suppliers may also encounter problems during manufacturing for a variety of reasons. They may fail to follow specific protocols and procedures, fail to comply with applicable regulations, or be the subject of FDA or other regulatory authority audits or inspections that result in allegations of non-compliance (for example, resulting in Form 483 Observations, Warning Letters, or other FDA enforcement actions). Our manufacturers and suppliers may also experience or be impacted by equipment malfunction, environmental factors, and public health emergencies including but not limited to the ongoing COVID-19 pandemic, any of which could delay or impede their ability to meet our demand.
Further, if our sole- or single-source suppliers shift their manufacturing and assembly sites to other locations, depending on the circumstances and nature of the item supplied, in addition to quality system activities such as verification and validation, there could be a need for FDA notifications or submissions, and the new locations could be subject to regulatory inspections. If there are regulatory delays or impediments impacting our suppliers or us for any reason, we may not be able to quickly establish additional or replacement suppliers, particularly for our single-source components, in part because of the custom nature of various parts we design. Any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products. For supply risks related to the ongoing COVID-19 pandemic see our Risk Factor entitled, “The outbreak of the SARS-Cov-2 virus and its variants and the COVID-19 disease that it causes, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including our manufacturing, commercial operations and sales.”
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
We currently employ sales and marketing personnel for the direct sale and marketing of our products in the United States, Australia, Canada, New Zealand, and some countries in Europe. Our direct sales and marketing team calls on healthcare providers and people with diabetes throughout the applicable country to initiate sales of our products. Our sales and marketing organization competes with the experienced, larger and well-funded marketing and sales operations of our competitors. We may not be able to successfully manage our dispersed sales force or increase our product sales at acceptable rates. COVID-19 restrictions vary by location across the United States and other regions of the world, which may continue to limit or prohibit our sales force from having in-person interactions with healthcare professionals and people with diabetes, which may result in decreased sales of our products.
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
Our distribution agreements with Byram and affiliates, Cardinal Health and affiliates (including Edgepark Medical Supplies), AmerisourceBergen, and McKesson, our four most significant distributors, each generated 10% or more of our total revenue during the three months ended March 31, 2022. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. Moreover our shift of durable medical equipment sales from our direct sales force to distributors could result in negative impacts on the quality or efficacy of our customer sales and support experience. A substantial decrease or loss of these sales could have a material adverse effect on our financial results and operating performance.
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
The outbreak of the SARS-CoV-2 virus and its variants and the COVID-19 disease that it causes has been and continues to be a global pandemic. The novel coronavirus, as well as new variants of the coronavirus have spread to most regions of the world, including the United States and Europe. The extent to which this coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new variants of the virus and new information that may emerge concerning the virus and the actions to contain it or to mitigate the COVID-19 impact, among others. It is especially difficult to predict the impact on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to the pandemic, as well as the effectiveness of those actions, and vaccine availability, distribution, efficacy and adoption. The ongoing COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers, suppliers or third-party business partners conduct business and as a result, we have, and may continue to experience more pronounced disruptions in our operations.
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
Furthermore, the ongoing COVID-19 pandemic and associated shelter-in-place orders have and may continue to limit or restrict our ability to initiate, conduct or continue our clinical trials. Delays and disruptions in our clinical trials have and may continue to result in delays for new or expanded marketing authorizations for our products, which could materially affect our development and commercialization plans for our products. For example, we have experienced some delays in certain pivotal clinical trials for our next-generation CGM product.
Additionally, as a result of the impact of the ongoing COVID-19 pandemic, some customers have lost, and others may lose, access to their private health insurance plan if they have lost or lose their job. Any prolonged economic downturn or recession as a result of the ongoing COVID-19 pandemic could result in layoffs of employees and a significant increase in unemployment in the United States and elsewhere, which may continue even after the ongoing COVID-19 pandemic is contained. An impact to job status may extend for a prolonged period of time, beyond possible coverage periods through COBRA, or where the cost to maintain coverage may not be affordable to our customer. As most of our customers rely on third-party payors, including government programs and private health insurance plans, to cover the cost of our products, our customers may lose coverage to our products, which may harm our business and results of operations.
We currently utilize third parties to, among other things, manufacture components and materials for our devices, and to provide services such as sterilization services and we purchase these materials and services from numerous suppliers worldwide. The global COVID-19 pandemic has and may continue to have an adverse impact on our manufacturing and distribution capabilities. Disruptions relating to the ongoing COVID-19 pandemic, including current shelter-in-place orders in the U.S. and other countries, could prevent employees, suppliers, distributors, and others from accessing manufacturing facilities and from transporting our products or the components required to manufacture our products. For example, we have experienced some supply chain disruption due to the global restrictions resulting from the ongoing COVID-19 pandemic in the manufacture of our next-generation CGM product. Further, worldwide supply chain disruption relating to the ongoing COVID-19 pandemic has resulted in product shortages, that has and may continue to impact our ability to manufacture our devices. If either we or any third-party parties in the supply chain for materials used in the production of our devices continue to be adversely impacted by, and/or the restrictions resulting from, the ongoing COVID-19 pandemic, our supply chain may be continue disrupted, limiting our ability to manufacture our devices. These disruptions may, among other things, impact our ability to produce and supply products in quantities necessary to meet market demand.
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
As a medical device manufacturer, we fall within a “critical essential infrastructure” sector, specifically the “Healthcare/Public Health” sector, and are considered exempt under various stay at home/shelter in place orders, including the California Executive Order N-33-20, or the Stay at Home Order, dated March 19, 2020, that was previously in effect . Accordingly, our employees in California and other locations continue to work because of the importance of our operations to the health and well-being of citizens in the states in which we operate. Consistent with these stay at home/shelter in place orders, we implemented telework policies wherever possible for appropriate categories of “nonessential” employees, and appropriate safety measures for “essential” employees that were unable to telework, including social distancing, face covering, and increased sanitation standards. We also suspended any requirement for an employee to obtain a doctor’s note to be absent from or return to the workplace, and follow the latest guidance from the Center for Disease Control and the Occupational Safety and Health Administration regarding suspension of nonessential travel, self-isolation recommendations for employees returning from certain geographic areas, confirmed reports of any COVID-19 diagnosis among our employees, and the return of such employees to our workplace. Pursuant to updated guidance from the Equal Employment Opportunity Commission, we are engaging in limited and appropriate inquiries of employees regarding potential COVID-19 exposure, based on the direct threat that such exposure may present to our workforce.
On June 15, 2021, the Governor terminated the executive orders that put into place the Stay Home Order and as well as the framework for a gradual, risk-based reopening of the economy (Executive Order N-60-20, issued on May 4, 2020, which issued the Blueprint for a Safer Economy). He also phased out the vast majority of executive actions put in place since March 2020 as part of California’s response to the ongoing COVID-19 pandemic, leaving a subset of provisions that facilitate the ongoing recovery. Nonetheless, we continue to take precautions to protect the health and safety of our employees, including contact tracing, requiring masks for onsite employees and providing access to onsite vaccination clinics.
We continue to address other unique situations that arise among our workforce due to the ongoing COVID-19 pandemic on a case-by-case basis. While we believe that we have taken appropriate measures to ensure the health and well-being of our employees, there can be no assurances that our measures will be sufficient to protect our employees in our workplace or that they may otherwise be exposed to COVID-19 outside of our workplace. If a number of our essential employees become ill, incapacitated or are otherwise unable to continue working during the current or any future epidemic, our operations may be adversely impacted.
While the potential economic impact brought by, and the duration of, the pandemic is difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets. The trading prices for our common stock and other medical device companies have been highly volatile as a result of the ongoing COVID-19 pandemic, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event resulting from the impact of the ongoing COVID-19 pandemic could materially and adversely affect our business and the value of our common stock.
The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We have experienced certain delays or impacts to our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole as a result of the ongoing COVID-19 pandemic so far, but do not yet know the full extent of future delays or impacts. However, these effects could have a material impact on our business, and we will continue to monitor the situation closely.

Risks Related to our International Operations
We are subject to a variety of risks due to our international operations that could adversely affect our business, our operations or profitability and operating results.
Our operations in countries outside the United States, which accounted for approximately 28% of our revenue for the three months ended March 31, 2022, are accompanied by certain financial and other risks. In addition to opening offices in Austria, Canada, Germany, the Philippines, Switzerland, Lithuania, and the United Kingdom, in connection with distributor acquisitions and otherwise, we intend to continue to pursue growth opportunities in sales outside the United States, especially in Asia (including Japan and Korea) and Europe, and we may increase our use of administrative and support functions from locations outside the United States, which could expose us to greater risks associated with our sales and operations. As we pursue opportunities outside the United States, we may become more exposed to these risks and our ability to scale our operations effectively may be affected. For example, we are building out a manufacturing facility in Malaysia.
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
Our operations and performance depend on worldwide economic and political conditions. These conditions have been adversely impacted by continued global economic uncertainty, political instability and military hostilities in multiple geographies, including the current conflict in Ukraine, concerns over the potential downgrade of U.S. sovereign debt and continued sovereign debt, monetary and financial uncertainties in Europe and other foreign countries, and global health pandemics such as the ongoing COVID-19 pandemic. These include potential reductions in the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries. These conditions have made and may continue to make it difficult for our customers and potential customers to afford our products, and could cause our customers to stop using our products or to use them less frequently. If that were to occur, our revenue may decrease and our performance may be negatively impacted. In addition, the pressure on consumers to absorb more of their own health care costs has resulted in some cases in higher deductibles and limits on durable medical equipment, which may cause seasonality in purchasing patterns. Furthermore, during economic uncertainty, our customers have had job losses and may continue to have issues gaining timely access to sufficient health insurance or credit, which could result in their unwillingness to purchase products or impair their ability to make timely payments to us. While the potential economic impact brought by and the duration of the ongoing COVID-19 pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock.
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
We are subject to a number of foreign, federal and state laws and regulations protecting the use, disclosure, and confidentiality of certain patient health and personal information, including patient records, and restricting the use and disclosure of that protected information. These laws include foreign, federal and state medical privacy laws, breach notification laws and consumer protection laws. As our customer base grows to include U.S. federal government agencies, Dexcom may also need comply with Federal Risk and Authorization Management Program and Cybersecurity Maturity Model Certification requirements. These frameworks impose stringent cybersecurity standards and potentially significant non-compliance penalties.
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
Security breaches and other disruptions that compromise our information and expose us to liability could cause our business and reputation to suffer and could subject us to substantial liabilities.
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
In addition to the laws discussed above, we may see more stringent state and federal privacy legislation in 2022 and beyond, as the increased cyber attacks during the ongoing COVID-19 pandemic have once again put a spotlight on data privacy and security in the U.S. and other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations.
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
In response to the ongoing COVID-19 pandemic, we have modified our business practices and implemented telework policies wherever possible for appropriate categories of “nonessential” employees to minimize the disruption to our operations, to the extent possible. The continuation of these telework policies for “nonessential employees” also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include, among other risks, greater phishing, malware, and other cybersecurity attacks, vulnerability to or disruptions of our information technology infrastructure and systems to support remote operations, increased risk of unauthorized access, use or dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction, alteration or misuse of valuable information, including proprietary business information and personally identifiable information of individuals, all of which could expose us to risks of data or financial loss, litigation and liability.
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
We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud based systems during or as a result of the ongoing COVID-19 pandemic, or failures to adequately scale our data platforms and architectures support patient care could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition. Our information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, ransomware or other malware, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. In addition, certain countries have implemented or may implement legislative and technological actions that either do or can effectively regulate access to the internet, including the ability of internet service providers to limit access to specific websites or content. Other countries have attempted or are attempting to change or limit the legal protections available to businesses that depend on the internet for the delivery of their services. If our systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may significantly suffer and we may be subject to litigation, government enforcement actions and other actions for which we could face financial liability and other adverse consequences which may include:
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
Cyber attacks aimed at accessing our devices, products, and services, or related devices, products, and services, and modifying or using them in a way inconsistent with our FDA clearances and approvals could create risks to users.
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
The FDA and the FTC share oversight of medical device promotion. The FDA has broad authority over device marketing (including assessment and oversight of safety and effectiveness) and over FDA-approved “promotional labeling,” while the FTC has authority over “advertising” for most medical devices (i.e., non-“restricted” devices, such as ours).
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
Our products are purchased principally by individual patients, who may be eligible for insurance coverage of their devices from various third-party payors, such as governmental programs (e.g., Medicare, Medicaid, TRICARE, other federal and state health benefit plans, and comparable non-U.S. programs), private insurance plans, and managed care plans. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payors is critical because it affects which products customers purchase and the prices they are willing to pay. As a result, our products are subject to regulation regarding quality and cost by the U.S. Department for Health & Human Services, including CMS, as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care goods and services. The principal U.S. federal laws relating to reimbursement include those that prohibit (i) the filing of false or improper claims for federal payment, known as the federal civil False Claims Act, (ii) unlawful inducements for the referral of items and services reimbursed by Federal health care programs, known as the federal Anti-Kickback Statute, and (iii) a physician from referring a Medicare patient for the provision of certain designated health services to an entity with which the physician (or an immediate family member of the physician) has a financial relationship unless an exception applies, known as the federal Physician Self-Referral law, or commonly referred to as the “Stark Law.” Many states have similar laws that apply to reimbursement by state Medicaid and other government-funded programs, as well as, in some cases, to all payors, including self-pay patients. In addition, the federal civil False Claims Act requires the reporting and returning of identified overpayments received from federal health care programs within 60 days of identification and quantification, and requires the exercise of reasonable diligence to investigate credible information regarding potential overpayments. Failure to timely refund known overpayments from federal healthcare programs, such as Medicare and Medicaid, would subject a company to civil False Claims Act liability. Insurance companies can also bring a private cause of action claiming treble damages against a manufacturer for causing a false claim to be filed under the federal Racketeer Influenced and Corrupt Organizations Act, or RICO. Additionally, as a manufacturer of FDA‑approved devices reimbursable by federal healthcare programs, we are subject to the federal Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals, and under an expansion of the law to physician assistants, nurse practitioners, and other mid-level practitioners. Reporting requirements will go into effect in 2022 for payments and transfers of value made to these additional practitioner-types in 2021.
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
Private third-party payors and other managed care organizations, such as pharmacy benefit managers, continue to take action to manage utilization and control costs. Consolidation among managed care organizations has increased the negotiating power of managed care organizations and other private third-party payors. Private third-party payors, as well as governments, increasingly employ formularies to control costs by taking into account discounts in connection with decisions about formulary inclusion or favorable formulary placement. Failure to obtain or maintain timely adequate pricing or favorable formulary placement for our products, or failure to obtain such formulary placement at favorable pricing, could adversely impact revenue. Private third-party payors, including self-insured employers, often implement formularies with co-payment tiers to encourage utilization of certain products and have also been raising co-payments required from beneficiaries, particularly for higher-cost products. Private third-party payors also use additional measures such as value-based pricing/contracting to improve their cost-containment efforts. Private third-party payors also are increasingly imposing utilization management tools, such as requiring prior authorization or requiring the patient to first fail on a lower-cost product before permitting access to a higher-cost product. On November 20, 2020, the OIG released a Final Rule, “Removal of Safe Harbor Protection for Rebates Involving Prescription Pharmaceuticals and Creation of New Safe Harbor for Certain Point of Sale Reductions in Price on Prescription Pharmaceuticals and Certain Pharmacy Benefit Manage Service Fees” which would revise the federal Anti-Kickback Statute’s Discount Safe Harbor at 42 CFR 1001.952(h) to explicitly exclude reductions in price offered by drug manufacturers to pharmacy benefit managers, or PBMs, and Part D plans from the safe harbor's definition of a “discount.” OIG expressed concern that the retroactive rebate framework incentivizes manufacturers to increase list prices and provide larger rebates on the backend, preventing beneficiaries and the Medicare Program from sharing in savings. The new rule which was initially to go into effect January 1, 2022 will now not become effective until January 2026 at the earliest, due to a number of federal administrative and legislative developments. The new rule does not directly impact us since it is narrowly tailored to drug rather than device manufacturers, though it may have a larger impact on the PBM industry, if it eventually passes. Given the delay of the the implementation of the new rule until at least January 2026, we do not expect significant restructuring of our PBM relationships in the near term.
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
Further, the ongoing COVID-19 pandemic and associated shelter-in-place orders could limit or restrict our ability to initiate, conduct or continue our clinical trials. Delays and disruption in our clinical trials could results in delays for expanded FDA clearance or approval of our products. We are unable to predict the length of such delays or the scope of the ongoing impact of the ongoing COVID-19 pandemic on our clinical trials at this time. We are continuing to monitor this situation and to explore methods of remote monitoring, remote clinical assessments and other similar delivery methods to permit the continuation of clinical trial activities.
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
We have received, and may continue to receive, numerous inquiries from hospitals around the country about the use of our CGM devices to remotely monitor COVID-19 patients admitted into the hospital. Extension of CGM system use to hospitalized patients during the ongoing COVID-19 pandemic allows hospital staff to monitor glucose remotely in patients and may reduce patient/provider interactions, which could help limit viral exposure for hospital staff and help conserve personal protective equipment. In the context of the ongoing COVID-19 pandemic, the FDA has permitted for regulatory flexibility in a variety of specific circumstances, to expedite the development and availability of critical medical products that may be helpful in COVID-19-related efforts.
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
Our provision of our CGM systems to hospitals and other healthcare facilities for use during the ongoing COVID-19 pandemic have and will continue to have the above notice.
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
The FDA can also decide, at any time, to change its position regarding enforcement discretion for our devices, and require that we seek marketing authorization for this additional intended use by submitting a 510(k) premarket notification, or that we seek and obtain Emergency Use Authorization. The FDA may determine this policy has expired if the impact of the ongoing COVID-19 pandemic subsides or the federal public health emergency declaration is lifted and there is no longer an urgent need to use our CGM systems for remote patient monitoring during the ongoing COVID-19 pandemic.
As we are unable to predict the duration or ultimate impact of the provision of our CGM systems to hospitals and other healthcare facilities for use during the ongoing COVID-19 pandemic at this time, we do not yet know the ultimate impact to our business or financial results. We will continue to monitor the situation closely.
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
As a result of the ongoing COVID-19 pandemic, many healthcare facilities were or remain closed or available on a limited basis for non-emergent and elective services. Accordingly, our clinical investigators may not have an opportunity to recruit and enroll patients in our clinical trials and there may be less interest by patients to participate. We cannot predict the trajectory of the ongoing COVID-19 pandemic, the impact of variants, the length or impact of current shelter-in-place orders or any limitation on the provision of non-emergent health services or the normal operation of our clinical sites. Therefore, we cannot predict the ultimate impact that such restrictions may have on our clinical trial enrollment and results.
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
Additionally, on November 16, 2020 the OIG published a Special Fraud Alert addressing manufacturer Speaker Programs signaling both a more narrow government view of AKS compliance with respect to such programs as well as the potential for increased enforcement in this space by government oversight agencies such as the OIG and DOJ. In response to this Special Fraud Alert, PhRMA issued its Statement on Revisions to the PhRMA Code on Interactions with Health Care Professionals on August 6, 2021 asserting, among other things, that pharmaceutical companies should not pay for or provide alcohol in connection with speaker programs. The updated PhRMA Code updates also clarified that repeat attendance at a speaker program on the same or substantially the same topic where a meal is provided to the attendee is generally not appropriate. The updated PhRMA Code was made effective as of January 1, 2022. AdvaMed has not made corollary revisions to its Code of Ethics to date. We continue to assess industry responses to the Special Fraud Alert and have and may continue to make modifications to certain aspects of our speaker programs, which may have a detrimental impact on our ability to educate healthcare providers about our products and to promote use of our products, which may lead to decreased product sales and negatively impact our business, financial condition and results of operations.
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
We cannot predict what additional new legislation, agency priorities, and rulemakings may be on the horizon as the United States continue to reassess how it pays for healthcare. As a result, we cannot quantify or predict what impact any changes might have on our business and results of operations. However, any changes that lower reimbursement for our products could materially and adversely affect our business, financial condition and results of operations.
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
As a result of the ongoing COVID-19 pandemic, we have received and continue to receive, numerous requests from hospitals and healthcare facilities around the country regarding the use of our CGM devices to remotely monitor COVID-19 patients admitted into the hospital. As noted above, in 2020, the FDA informed us that they intend to exercise enforcement discretion and will not object to our provision of G6 CGM systems to such facilities for use in the inpatient setting during the pandemic. However, our CGM devices are currently approved only for in-home use by patients for the purpose of personal diabetes management and have not otherwise been cleared or approved by the FDA for hospital use. Given that the G6 CGM has not yet been fully evaluated or tested (by us or by the FDA) to the extent that would be required in standard circumstances for product development and marketing authorization, there could be unknown or unanticipated risks presented by use in this environment. To the extent that inpatient use of our CGM systems causes or contributes to an adverse event, we may be subjected to additional product liability lawsuits. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in reduced acceptance of our products in the market.
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
The primary collection risks for our accounts receivable relate to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (exclusions, deductibles and copayments) remain outstanding. In addition, as a result of the impact of the ongoing COVID-19 pandemic, some customers have, and others may, lose access to their private health insurance plan if they lose their job. As most of our customers rely on third-party payors, including private health insurance plans, to cover the cost of our products, there has been, and may continue to be, a shift in financial responsibility to our customers for the amounts previously covered by their primary insurance carrier.
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
Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state law provisions, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. Although the ownership changes we experienced in the past have not prevented us from using all NOLs and tax credits accumulated before such ownership changes, we could experience another ownership change that might limit our use of NOLs and tax credits in the future. In addition, realization of deferred tax assets, including net operating loss carryforwards, depends upon our future earnings in applicable tax jurisdictions. If we have insufficient future taxable income in the applicable tax jurisdiction for any reason, including any future corporate reorganization or restructuring activities, we may be limited in our ability to utilize some or all of our net operating losses to offset such income and reduce our tax liability in that jurisdiction. See Note 8 “Income Taxes” to the consolidated financial statements for the fiscal year ended December 31, 2021 in Part II, Item 8 of our Annual Report on Form 10-K that we filed with the SEC on February 14, 2022 for additional information.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future, especially as our business continues to grow and our business plan continues to evolve. From January 1, 2022 through March 31, 2022, the closing price of our common stock on the Nasdaq

Global Select Market was as high as $520.79 per share and as low as $376.31 per share. In addition, the trading prices for our common stock and other medical device companies have been highly volatile as a result of the ongoing COVID-19 pandemic.
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
•general economic conditions;
•regulatory actions;
•legislation and political conditions;
•global health pandemics, such as the ongoing COVID-19 pandemic; and
•other events or factors, including the ongoing conflict in Ukraine, recessions, interest rates, local and national elections, international currency fluctuations, corruption, political instability and acts of war or terrorism.
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
This issuance of shares by us in the future, including by conversion of our senior convertible notes in certain circumstances, the issuance of shares of our common stock to partners, including up to 1,288,660 shares of our common stock that we may issue to Verily pursuant to the Restated Collaboration Agreement, or sales of shares by our stockholders may cause the market price of our common stock to decline, perhaps significantly, even if our business is performing well. The market price of our common stock could also decline if there is a perception that sales of our shares are likely to occur in the future. This might also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Also, we may issue securities in connection with future financings and acquisitions, and those shares could dilute the holdings of other stockholders.
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
In October 2021, we entered into a Second Amended and Restated Credit Agreement, or the Amended Credit Agreement, with JPMorgan Chase and other syndicate lenders, which amended and restated the credit agreement, or the Credit Agreement, we had previously entered into in December 2018 and amended in May 2020. The Amended Credit Agreement is a five-year $200.0 million revolving credit facility, or the Credit Facility. As of March 31, 2022, we had no outstanding borrowings, $7.3 million in outstanding letters of credit, and a total available balance of $192.7 million under the Amended Credit Agreement.
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
The Amended Credit Agreement imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of March 31, 2022, we were in compliance with the covenants imposed by the Amended Credit Agreement. If we violate these or any other covenants, any outstanding amounts under the Amended Credit Agreement could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
We have indebtedness in the form of convertible senior notes, which could adversely affect our financial health and our ability to respond to changes in our business.
In November 2018, we completed an offering of $850.0 million aggregate principal amount of 0.75% senior convertible notes due 2023, or 2023 Notes, which offering we refer to as the 2018 Notes Offering. In May 2020, we completed an offering of approximately $1.21 billion aggregate principal amount of 0.25% senior convertible notes due 2025, or 2025 Notes, which offering we refer to as the 2020 Notes Offering. We refer to the 2018 Notes Offering and the 2020 Notes Offering, collectively, as the Notes Offerings, and we refer to the 2023 Notes and the 2025 Notes, collectively, as the Notes. As a result of the Notes Offerings, we incurred $2.06 billion principal amount of indebtedness, the principal amount of which we may be required to pay at maturity.
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
Under FASB Accounting Standards Codification, or ASC, 470-20, Debt with Conversion and Other Options, an entity must separately account for the debt component and the embedded conversion option of convertible debt instruments that may be settled entirely or partially in cash upon conversion, such as the Notes, in a manner that reflects the issuer’s economic interest cost. The effect of the accounting treatment for such instruments is that the value of such embedded conversion option would be treated as original issue discount for purposes of accounting for the debt component of the Notes, and that original issue discount is amortized into interest expense over the term of the Notes using an effective yield method. As a result, we will be required to record a greater amount of non-cash interest expense because of the amortization of the original issue discount to the Notes’ face amount over the term of the Notes and because of the amortization of the debt issuance costs. Accordingly, we will report greater interest expense and lower net income in our financial results because of the recognition of both the current period’s amortization of the debt discount and the Notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.
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
Our operations and performance depend on worldwide economic and political conditions. These conditions have been adversely impacted by continued global economic uncertainty, political instability and military hostilities in multiple geographies, concerns over the potential downgrade of U.S. sovereign debt and continued sovereign debt, monetary and financial uncertainties in Europe and other foreign countries, global health pandemics such as the ongoing COVID-19 pandemic, and domestic and global inflationary trends. These include potential reductions in the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries. These conditions have made and may continue to make it difficult for our customers and potential customers to afford our products, and could cause our customers to stop using our products or to use them less frequently. If that were to occur, our revenue may decrease and our performance may be negatively impacted. In addition, the pressure on consumers to absorb more of their own health care costs has resulted in some cases in higher deductibles and limits on durable medical equipment, which may cause seasonality in purchasing patterns. Furthermore, during economic uncertainty, our customers have had job losses and may continue to have issues gaining timely access to sufficient health insurance or credit, which could result in their unwillingness to purchase products or impair their ability to make timely payments to us. While the potential economic impact brought by and the duration of the ongoing COVID-19 pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock.
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
Environmental, social and corporate governance, or ESG, regulations, policies and provisions may make our supply chain more complex and may adversely affect our relationships with customers.
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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
None.

ITEM 5 - OTHER INFORMATION
None.

ITEM 6 - EXHIBITS
The following exhibits are filed as a part of this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is formatted in Inline XBRL					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Dexcom specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXCOM, INC. (Registrant)

Dated:	April 28, 2022	By:	/s/ KEVIN R. SAYER
Kevin R. Sayer, Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Dated:	April 28, 2022	By:	/s/ JEREME M. SYLVAIN
Jereme M. Sylvain, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)