Form 10-Q
period 2022-06-30
DEXCOM INC
filed 2022-07-28
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 21, 2022, there were 392,581,776 shares of the registrant’s common stock outstanding.

DexCom, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2022	December 31, 2021
(In millions, except par value data)		(As Adjusted)*
Assets
Current assets:
Cash and cash equivalents	$735.4	$1,052.6
Short-term marketable securities	2,019.4	1,678.6
Accounts receivable, net	560.8	514.3
Inventory	339.5	357.3
Prepaid and other current assets	153.6	81.6
Total current assets	3,808.7	3,684.4
Property and equipment, net	942.9	801.8
Operating lease right-of-use assets	77.9	88.1
Goodwill	25.6	26.5
Intangibles, net	28.0	31.5
Deferred tax assets	309.5	290.5
Other assets	24.8	10.5
Total assets	$5,217.4	$4,933.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$688.3	$573.0
Accrued payroll and related expenses	94.8	125.2
Short-term operating lease liabilities	21.2	20.5
Deferred revenue	2.7	2.1
Total current liabilities	807.0	720.8
Long-term senior convertible notes	1,967.3	1,981.8
Long-term operating lease liabilities	87.7	98.6
Other long-term liabilities	99.5	90.0
Total liabilities	2,961.5	2,891.2
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 million shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 800.0 million shares authorized; 392.9 million and 392.6 million shares issued and outstanding, respectively, at June 30, 2022; and 391.4 million and 388.0 million shares issued and outstanding, respectively, at December 31, 2021	0.4	0.4
Additional paid-in capital	2,028.9	2,108.7
Accumulated other comprehensive income (loss)	(23.0)	0.5
Retained earnings	286.9	138.7
Treasury stock, at cost; 0.3 million shares at June 30, 2022 and 3.4 million shares at December 31, 2021	(37.3)	(206.2)
Total stockholders’ equity	2,255.9	2,042.1
Total liabilities and stockholders’ equity	$5,217.4	$4,933.3

* We adjusted our 2021 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted on a full retrospective basis. All periods presented have also been adjusted to reflect the four-for-one stock split. Refer to Note 1, “Organization and Significant Accounting Policies,” for further information.

See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(In millions, except per share data)		(As Adjusted)*		(As Adjusted)*
Revenue	$696.2	$595.1	$1,325.0	$1,100.1
Cost of sales	246.7	178.0	477.4	339.1
Gross profit	449.5	417.1	847.6	761.0
Operating expenses:
Research and development	121.7	129.1	257.6	238.5
Amortization of intangible assets	1.9	0.5	3.9	1.0
Selling, general and administrative	248.9	186.5	467.8	374.6
Total operating expenses	372.5	316.1	729.3	614.1
Operating income	77.0	101.0	118.3	146.9
Interest expense	(4.7)	(4.8)	(9.3)	(9.5)
Income from equity investments	—	—	0.2	—
Interest and other income, net	3.0	0.9	2.2	1.0
Income before income taxes	75.3	97.1	111.4	138.4
Income tax expense (benefit)	24.4	18.7	(36.8)	3.5
Net income	$50.9	$78.4	$148.2	$134.9

Basic net income per share	$0.13	$0.20	$0.38	$0.35
Shares used to compute basic net income per share	392.5	386.9	390.7	386.1
Diluted net income per share	$0.12	$0.19	$0.36	$0.33
Shares used to compute diluted net income per share	421.4	427.1	429.1	426.8

* We adjusted our 2021 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted on a full retrospective basis. All periods presented have also been adjusted to reflect the four-for-one stock split. Refer to Note 1, “Organization and Significant Accounting Policies,” for further information.

See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(In millions)		(As Adjusted)*		(As Adjusted)*
Net income	$50.9	$78.4	$148.2	$134.9
Other comprehensive income (loss), net of tax:
Translation adjustments and other	(13.9)	0.2	(15.3)	(0.1)
Unrealized loss on marketable debt securities	(3.0)	(0.3)	(8.2)	(0.3)
Total other comprehensive loss, net of tax	(16.9)	(0.1)	(23.5)	(0.4)
Comprehensive income	$34.0	$78.3	$124.7	$134.5

* We adjusted our 2021 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted on a full retrospective basis. Refer to Note 1, “Organization and Significant Accounting Policies,” for further information.

See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended June 30, 2022
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2022	392.5	$0.4	$1,996.3	$(6.1)	$236.0	$(37.3)	$2,189.3
Issuance of common stock under equity incentive plans	0.1	—	—	—	—	—	—
Share-based compensation expense	—	—	32.6	—	—	—	32.6
Net income	—	—	—	—	50.9	—	50.9
Other comprehensive loss, net of tax	—	—	—	(16.9)	—	—	(16.9)
Balance at June 30, 2022	392.6	$0.4	$2,028.9	$(23.0)	$286.9	$(37.3)	$2,255.9

	Three Months Ended June 30, 2021
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2021 (As Adjusted)*	386.8	$0.4	$1,763.2	$2.9	$(21.7)	$(100.0)	$1,644.8
Issuance of common stock under equity incentive plans	0.2	—	—	—	—	—	—
Share-based compensation expense	—	—	31.6	—	—	—	31.6
Net income	—	—	—	—	78.4	—	78.4
Other comprehensive loss, net of tax	—	—	—	(0.1)	—	—	(0.1)
Balance at June 30, 2021 (As Adjusted)*	387.0	$0.4	$1,794.8	$2.8	$56.7	$(100.0)	$1,754.7

* We adjusted our 2021 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted on a full retrospective basis. All periods presented have also been adjusted to reflect the four-for-one stock split. Refer to Note 1, “Organization and Significant Accounting Policies,” for further information.

See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Six Months Ended June 30, 2022
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021 (As Adjusted)*	388.0	$0.4	$2,108.7	$0.5	$138.7	$(206.2)	$2,042.1
Issuance of common stock under equity incentive plans	1.5	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	10.1	—	—	—	10.1
Issuance of common stock in connection with achievement of regulatory approval milestone, net of issuance costs	2.9	—	(189.3)	—	—	189.2	(0.1)
Conversions of 2023 Notes	0.4	—	4.2	—	—	13.2	17.4
Benefit of note hedge upon conversions of 2023 Notes	(0.3)	—	33.5	—	—	(33.5)	—
Share-based compensation expense	—	—	61.7	—	—	—	61.7
Net income	—	—	—	—	148.2	—	148.2
Other comprehensive loss, net of tax	—	—	—	(23.5)	—	—	(23.5)
Balance at June 30, 2022	392.6	$0.4	$2,028.9	$(23.0)	$286.9	$(37.3)	$2,255.9

	Six Months Ended June 30, 2021
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020 (As Adjusted)*	384.4	$0.4	$1,726.5	$3.2	$(78.2)	$(100.0)	$1,551.9
Issuance of common stock under equity incentive plans	2.5	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	8.7	—	—	—	8.7
Share-based compensation expense	—	—	59.6	—	—	—	59.6
Net income	—	—	—	—	134.9	—	134.9
Other comprehensive loss, net of tax	—	—	—	(0.4)	—	—	(0.4)
Balance at June 30, 2021 (As Adjusted)*	387.0	$0.4	$1,794.8	$2.8	$56.7	$(100.0)	$1,754.7

* We adjusted our 2021 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted on a full retrospective basis. All periods presented have been adjusted to reflect the four-for-one stock split. Refer to Note 1, “Organization and Significant Accounting Policies,” for further information.

See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
(In millions)		(As Adjusted)*
Operating activities
Net income	$148.2	$134.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	80.4	44.4
Share-based compensation	61.7	59.6
Non-cash interest expense	3.2	4.2
Realized (gain) loss on equity investment	(0.2)	—
Deferred income taxes	(19.8)	0.1
Other non-cash income and expenses	16.0	16.0
Changes in operating assets and liabilities:
Accounts receivable, net	(47.1)	(54.9)
Inventory	16.7	(84.5)
Prepaid and other assets	(82.5)	(27.1)
Operating lease right-of-use assets and liabilities, net	(3.4)	1.1
Accounts payable and accrued liabilities	96.0	8.8
Accrued payroll and related expenses	(31.1)	(16.2)
Deferred revenue and other liabilities	5.7	3.0
Net cash provided by operating activities	243.8	89.4
Investing activities
Purchases of marketable securities	(1,143.7)	(1,171.9)
Proceeds from sale and maturity of marketable securities	785.6	1,628.3
Purchases of property and equipment	(193.1)	(200.9)
Acquisitions, net of cash acquired	(3.2)	—
Other investing activities	(2.3)	(4.5)
Net cash provided by (used in) investing activities	(556.7)	251.0
Financing activities
Net proceeds from issuance of common stock	10.1	8.7
Other financing activities	(9.1)	(8.3)
Net cash provided by financing activities	1.0	0.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5.3)	0.1
Increase (decrease) in cash, cash equivalents and restricted cash	(317.2)	340.9
Cash, cash equivalents and restricted cash, beginning of period	1,053.6	818.2
Cash, cash equivalents and restricted cash, end of period	$736.4	$1,159.1

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$735.4	$1,158.8
Restricted cash	1.0	0.3
Total cash, cash equivalents and restricted cash	$736.4	$1,159.1

	Six Months Ended
	June 30,
	2022	2021
		(As Adjusted)*
Supplemental disclosure of non-cash investing and financing transactions:
Shares issued for conversions of 2023 Notes	$35.9	$—
Shares received under note hedge upon conversions of 2023 Notes	$(33.5)	$—
Acquisition of property and equipment included in accounts payable and accrued liabilities	$59.8	$43.2
Right-of-use assets obtained in exchange for operating lease liabilities	$(0.8)	$10.4
Right-of-use assets obtained in exchange for finance lease liabilities	$15.7	$4.6

* We adjusted our 2021 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted on a full retrospective basis. Refer to Note 1, “Organization and Significant Accounting Policies,” for further information.

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
Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. We experience seasonality that is typical in our industry, with lower sales in the first quarter of each year compared to the fourth quarter of the previous year.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in the Annual Report on Form 10-K that we filed with the SEC on February 14, 2022.
These consolidated financial statements include the accounts of DexCom, Inc. and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation. Amortization expense related to intangible assets has been presented separately from selling, general and administrative expenses in our consolidated statement of operations.
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

Stock Split
On June 10, 2022, the Company effected a four-for-one forward stock split of its common stock to shareholders of record as of May 19, 2022. The par value of the common stock remains $0.001 per share. All share and per share information has been retroactively adjusted to reflect the stock split for all periods presented.

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

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are generally recorded at the invoiced amount, net of prompt pay discounts, for distributors and at net realizable value for direct customers, which is determined using estimates of claim denials and historical reimbursement experience without regard to aging category. Accounts receivable are not interest bearing. We evaluate the creditworthiness of significant customers based on historical trends, the financial condition of our customers, and external market factors. We generally do not require collateral from our customers. We maintain an allowance for doubtful accounts for potential credit losses. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a customer account is uncollectible. Generally, receivable balances that are more than one year past due are deemed uncollectible.

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
Accounts receivable as of June 30, 2022 included unbilled accounts receivable of $9.3 million. We expect to invoice and collect all unbilled accounts receivable within twelve months.
We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation.
Our performance obligations are generally satisfied within twelve months of the initial contract date. The deferred revenue balances related to performance obligations that will be satisfied after twelve months was $21.3 million as of June 30, 2022 and $16.1 million as of December 31, 2021. These balances are included in other long-term liabilities in our consolidated balance sheets. Revenue recognized in the period from performance obligations satisfied in previous periods was not material for the periods presented.
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
Upon adoption of ASU 2020-06 as of January 1, 2020, we recognized $67.8 million cumulative-effect adjustment to increase retained earnings for the decrease in interest expense and $242.3 million decrease in additional paid in capital for the elimination of the equity component. We have updated these financial statements to reflect the cumulative adjustment for the periods presented. We have labeled our prior period financial statements and related notes “As Adjusted” to indicate the change required under the new accounting guidance.

Below is a summary of the changes in our consolidated balance sheets we originally reported as of December 31, 2020 and 2021 under the ASC 470-20 legacy guidance compared to our adjusted balance sheets under the new ASU 2020-06 guidance we adopted and reflective of our four-for-one forward stock split:

Consolidated Balance Sheet	As of December 31, 2020
(In millions)	As Previously Reported	ASU 2020-06 Adjustment	Stock Split Adjustment	As Adjusted
Deferred tax assets	$216.4	$91.3	$—	$307.7
Long-term senior convertible notes	1,667.2	365.9	—	2,033.1
Common stock	0.1	—	0.3	0.4
Additional paid-in-capital	2,125.3	(398.5)	(0.3)	1,726.5
Accumulated deficit	$(202.1)	$123.9	$—	$(78.2)

Consolidated Balance Sheet	As of December 31, 2021
(In millions)	As Previously Reported	ASU 2020-06 Adjustment	Stock Split Adjustment	As Adjusted
Deferred tax assets	$220.8	$69.7	$—	$290.5
Long-term senior convertible notes	1,702.7	279.1	—	1,981.8
Common stock	0.1	—	0.3	0.4
Additional paid-in-capital	2,504.5	(395.5)	(0.3)	2,108.7
Retained earnings (Accumulated deficit)	$(47.4)	$186.1	$—	$138.7
Below is a summary of the changes in our consolidated statements of operations for the three and six months ended June 30, 2021 we originally reported at June 30, 2021 under the ASC 470-20 legacy guidance compared to our adjusted balance sheets under the new ASU 2020-06 guidance we adopted and reflective of our four-for-one forward stock split:

Consolidated Statement of Operations	Three Months Ended June 30, 2021
(In millions, except per share data)	As Previously Reported	ASU 2020-06 Adjustment	As Adjusted
Interest expense	$(25.2)	$20.4	$(4.8)
Income before income taxes	76.7	20.4	97.1
Income tax expense	13.8	4.9	18.7
Net income	62.9	15.5	78.4
Basic net income per share	0.16	0.04	0.20
Diluted net income per share (1)	$0.16	$0.03	$0.19
Shares used to compute diluted net income per share	398.4	28.7	427.1

Consolidated Statement of Operations	Six Months Ended June 30, 2021
(In millions, except per share data)	As Previously Reported	ASU 2020-06 Adjustment	As Adjusted
Interest expense	$(50.0)	$40.5	$(9.5)
Income (Loss) before taxes	97.9	40.5	138.4
Income tax expense (benefit)	(5.3)	8.8	3.5
Net income	103.2	31.7	134.9
Basic net income per share	0.27	0.08	0.35
Diluted net income per share (2)	$0.26	$0.07	$0.33
Shares used to compute diluted net income per share	398.1	28.7	426.8
(1) Dilutive net income used for diluted net income per share under ASU 2020-06 includes $2.9 million add back of interest expense, net of tax, attributable to assumed conversion of senior convertible notes.
(2) Dilutive net income used for diluted net income per share under ASU 2020-06 includes $5.8 million add back of interest expense, net of tax, attributable to assumed conversion of senior convertible notes.

Below is a summary of our consolidated balance sheet as of June 30, 2022 and consolidated statements of operations for the three and six months ended June 30, 2022 under the ASC 470-20 legacy guidance compared to the new ASU 2020-06 guidance we adopted.

Consolidated Balance Sheet	As of June 30, 2022
(In millions)	As computed under ASC 470-20	ASU 2020-06 Adjustment	As reported under ASU 2020-06
Prepaid and other current assets	$169.3	$(15.7)	$153.6
Deferred tax assets	235.7	73.8	309.5
Long-term senior convertible notes	1,730.7	236.6	1,967.3
Additional paid-in-capital	2,423.3	(394.4)	2,028.9
Retained earnings	$71.0	$215.9	$286.9

Consolidated Statement of Operations	Three Months Ended June 30, 2022
(In millions, except per share data)	As computed under ASC 470-20	ASU 2020-06 Adjustment	As reported under ASU 2020-06
Interest expense	$(25.4)	$20.7	$(4.7)
Income before income taxes	54.6	20.7	75.3
Income tax expense	18.8	5.6	24.4
Net income	35.8	15.1	50.9
Basic net income per share	0.09	0.04	0.13
Diluted net income per share (1)	$0.09	$0.03	$0.12
Shares used to compute diluted net income per share	402.5	18.9	421.4

Consolidated Statement of Operations	Six Months Ended June 30, 2022
(In millions, except per share data)	As computed under ASC 470-20	ASU 2020-06 Adjustment	As reported under ASU 2020-06
Loss on extinguishment of debt	$(0.4)	$0.4	$—
Interest expense	(50.5)	41.2	(9.3)
Income before income taxes	69.8	41.6	111.4
Income tax expense (benefit)	(48.6)	11.8	(36.8)
Net income	118.4	29.8	148.2
Basic net income per share (2)	0.30	0.08	0.38
Diluted net income per share	$0.29	$0.07	$0.36
Shares used to compute diluted net income per share	402.1	27.0	429.1
(1) Dilutive net income used for diluted net income per share under ASU 2020-06 includes $1.6 million add back of interest expense, net of tax, attributable to assumed conversion of senior convertible notes.
(2) Dilutive net income used for diluted net income per share under ASU 2020-06 includes $5.5 million add back of interest expense, net of tax, attributable to assumed conversion of senior convertible notes.

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
When we account for these agreements, we consider the unique nature, terms and facts and circumstances of each transaction. Below are some example activities and how we account for them:
•Payments to collaboration partners through issuance of common stock as consideration in an asset acquisition are considered share-based payment to non-employees in exchange for goods within the scope of ASC Topic 718, “Compensation - Stock Compensation” The amount and the timing of the cost recognition of such milestones in our financial statements is driven by the accounting for the specific type of equity instrument under ASC 718 that aligns with the terms of the agreement, including any performance conditions.
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
Potentially dilutive common shares consist of shares issuable from restricted stock units, or RSUs, performance stock units, or PSUs, warrants, and our senior convertible notes. Potentially dilutive common shares issuable upon vesting of RSUs, PSUs, and exercise of warrants are determined using the average share price for each period under the treasury stock method. Potentially dilutive common shares issuable upon conversion of our senior convertible notes are determined using the if-converted method. In periods of net losses, we exclude all potentially dilutive common shares from the computation of the diluted net loss per share for those periods as the effect would be anti-dilutive.
The following table sets forth the computation of basic and diluted net income per share for the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
		As Adjusted		As Adjusted
Net income	$50.9	$78.4	$148.2	$134.9
Add back interest expense, net of tax attributable to assumed conversion of senior convertible notes	1.6	2.9	5.5	5.8
Net income - diluted	$52.5	$81.3	$153.7	$140.7

Net income per common share
Basic	$0.13	$0.20	$0.38	$0.35
Diluted	$0.12	$0.19	$0.36	$0.33

Basic weighted average shares outstanding	392.5	386.9	390.7	386.1
Dilutive potential common stock outstanding:
Restricted stock units	0.5	1.5	1.0	2.1
Warrants	9.5	10.0	10.5	9.9
Senior convertible notes	18.9	28.7	26.9	28.7
Diluted weighted average shares outstanding	421.4	427.1	429.1	426.8
Outstanding anti-dilutive securities not included in the diluted net income per share attributable to common stockholders calculations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
		As Adjusted		As Adjusted
Restricted stock units	0.2	—	0.2	—
Senior convertible notes	8.0	—	—	—
Total	8.2	—	0.2	—

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
We account for the contingent milestones payable in shares of our common stock as equity instruments within the scope of ASC Topic 718. The regulatory and sales-based milestones are accounted for as performance-based awards that vest when the performance conditions have been achieved and will be recognized if and when the achievement of the respective contingent milestone is deemed probable. The value of the contingent milestones is based on our closing stock price of $29.57 per share on December 28, 2018.
In the fourth quarter of 2018, we made an initial payment for an upfront fee of $250.0 million through the issuance of 7,363,772 shares of our common stock. We recorded a $217.7 million charge in our consolidated statements of operations during 2018 relating to the issuance of this common stock because this milestone payment did not meet the capitalization criteria. The value of the charge was based on our closing stock price of $29.57 per share on December 28, 2018, the date on which we obtained the necessary regulatory approvals and represents the date the performance- based awards were issued. In 2019, we made a cash incentive payment of $3.2 million due to the completion of certain development obligations and we recorded these payments as research and development expense in our consolidated statements of operations.
In the fourth quarter of 2021, we determined the achievement of the regulatory approval milestone to be probable and recorded an $87.1 million research and development charge in our consolidated statements of operations. This charge is associated with IPR&D obtained in an asset acquisition prior to regulatory approval and therefore does not have an alternative future use.
In the first quarter of 2022, we received regulatory approval and issued 2,945,508 shares of our common stock in connection with our achievement of the related milestone. Additional sales-based milestone payments equivalent to 5,154,640 shares of our common stock may become due and payable upon achievement of certain revenue targets. The sales-based milestones are contingent upon the achievement of certain revenue targets for a future commercial product. As of June 30, 2022, we have not determined the achievement of the sales-based milestones to be probable and as such, no cost has been recognized for these milestones. All milestones may be paid in cash or shares of our common stock, at our election. If we elect to make these milestone payments in cash, any such cash payment would be equal to the number of shares that would otherwise be issued for the given milestone payment multiplied by the value of our stock on the date the relevant milestone is achieved, and adjusted to give effect to any stock splits, dividends, or similar events. We intend to pay the sales-based contingent milestones in shares of our common stock.
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

The following table summarizes financial assets that we measured at fair value on a recurring basis as of June 30, 2022, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$523.6	$25.0	$—	$548.6

Debt securities, available for sale:
U.S. government agencies (1)	—	1,588.7	—	1,588.7
Commercial paper	—	198.7	—	198.7
Corporate debt	—	188.5	—	188.5
Supranationals	—	43.5	—	43.5
Total debt securities, available for sale	—	2,019.4	—	2,019.4

Other assets (2)	9.2	—	—	9.2

Total assets measured at fair value on a recurring basis	$532.8	$2,044.4	$—	$2,577.2
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
There were no transfers into or out of Level 3 securities during the three and six months ended June 30, 2022.
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

Fair Value of Senior Convertible Notes
The fair value, based on trading prices (Level 1 inputs), of our senior convertible notes were as follows as of the dates indicated:

	Fair Value Measurements Using Level 1
(In millions)	June 30, 2022	December 31, 2021
Senior Convertible Notes due 2023	$1,426.5	$2,589.6
Senior Convertible Notes due 2025	1,110.5	1,432.9
Total fair value of outstanding senior convertible notes	$2,537.0	$4,022.5
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
As of June 30, 2022 and December 31, 2021, notional amounts of $40.0 million were outstanding to hedge certain foreign currency risk. The resulting impact on our consolidated financial statements from currency hedging activities was not significant for the three and six months ended June 30, 2022 and June 30, 2021.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
In accordance with authoritative guidance, we measure certain non-financial assets and liabilities at fair value on a non-recurring basis. These measurements are usually performed using the discounted cash flow method or cost method and Level 3 inputs. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets, and property and equipment, are measured at fair value when there are indicators of impairment and are recorded at fair value only when an impairment is recognized. We recorded no significant impairment losses during the three and six months ended June 30, 2022 and June 30, 2021.

4. Balance Sheet Details

Short-Term Marketable Securities
Short-term marketable securities, consisting of available-for-sale debt securities, were as follows as of the dates indicated:

	June 30, 2022
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available for sale:
U.S. government agencies (1)	$1,600.5	$—	$(11.8)	$1,588.7
Commercial paper	198.9	—	(0.2)	198.7
Corporate debt	189.3	—	(0.8)	188.5
Supranationals	43.7	—	(0.2)	43.5
Total debt securities, available for sale	$2,032.4	$—	$(13.0)	$2,019.4

	December 31, 2021
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available for sale:
U.S. government agencies	$1,212.1	$—	$(1.5)	$1,210.6
Commercial paper	189.8	—	(0.1)	189.7
Corporate debt	224.6	—	(0.3)	224.3
Supranationals	54.1	—	(0.1)	54.0
Total debt securities, available for sale	$1,680.6	$—	$(2.0)	$1,678.6
(1) Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.
As of June 30, 2022, the estimated market value of our debt securities with contractual maturities up to twelve months were $2,019.4 million. As of December 31, 2021, the estimated market value of our debt securities with contractual maturities up to twelve months and up to 18 months was $1,357.9 million and $320.7 million, respectively. Gross realized gains and losses on sales of our debt securities for the three and six months ended June 30, 2022 and June 30, 2021 were not significant.
We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities at June 30, 2022 were primarily due to increases in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Inventory

(In millions)	June 30, 2022	December 31, 2021
Raw materials	$151.1	$145.2
Work-in-process	21.3	16.2
Finished goods	167.1	195.9
Total inventory	$339.5	$357.3

Prepaid and Other Current Assets

(In millions)	June 30, 2022	December 31, 2021
Prepaid expenses	$67.7	$51.9
Income tax receivables	51.2	2.3
Other current assets	34.7	27.4
Total prepaid and other current assets	$153.6	$81.6

Property and Equipment

(In millions)	June 30, 2022	December 31, 2021
Land (1)	$26.3	$15.6
Building (1)	54.3	49.1
Furniture and fixtures	32.7	30.7
Computer software and hardware	56.4	52.7
Machinery and equipment	347.4	272.9
Leasehold improvements	270.9	251.6
Construction in progress	458.7	360.7
Total cost	1,246.7	1,033.3
Less accumulated depreciation and amortization	(303.8)	(231.5)
Total property and equipment, net	$942.9	$801.8
(1) Represents finance lease right-of-use assets.

Other Assets
Other assets were $24.8 million and $10.5 million as of June 30, 2022 and December 31, 2021, respectively. The increase in other assets is primarily due to an increase in long-term equity investments and a term deposit.

Accounts Payable and Accrued Liabilities

(In millions)	June 30, 2022	December 31, 2021
		As Adjusted
Accounts payable trade	$219.6	$189.4
Accrued tax, audit, and legal fees	31.7	40.6
Accrued rebates	370.9	260.5
Accrued warranty	14.2	12.9
Contractual obligations	—	15.0
Other accrued liabilities	51.9	54.6
Total accounts payable and accrued liabilities	$688.3	$573.0

Accrued Payroll and Related Expenses

(In millions)	June 30, 2022	December 31, 2021
Accrued wages, bonus and taxes	$57.6	$91.8
Other accrued employee benefits	37.2	33.4
Total accrued payroll and related expenses	$94.8	$125.2

Other Long-Term Liabilities

(In millions)	June 30, 2022	December 31, 2021
Finance lease obligations	$61.3	$57.0
Deferred revenue, long-term	21.3	16.1
Deferred tax liabilities	5.6	5.9
Other liabilities	11.3	11.0
Total other long-term liabilities	$99.5	$90.0

5. Debt

Senior Convertible Notes
The carrying amounts of our senior convertible notes were as follows as of the dates indicated:

(Dollars in millions)	June 30, 2022	December 31, 2021
		As Adjusted
Principal amount:
Senior Convertible Notes due 2023	$774.8	$792.3
Senior Convertible Notes due 2025	1,207.5	1,207.5
Total principal amount	1,982.3	1,999.8
Unamortized debt issuance costs	(15.0)	(18.0)
Carrying amount of senior convertible notes	$1,967.3	$1,981.8
For our senior convertible notes for which the if-converted value exceeded the principal amount, the amount in excess of principal was as follows as of the dates indicated:

(In millions)	June 30, 2022	December 31, 2021
Senior Convertible Notes due 2023	$643.4	$1,797.3
Senior Convertible Notes due 2025	—	141.8
Total by which the notes’ if-converted value exceeds their principal amount	$643.4	$1,939.1
The following table summarizes the components of interest expense and the effective interest rates for each of our senior convertible notes for the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
		As Adjusted		As Adjusted
Cash interest expense:
Contractual coupon interest (1)	$2.2	$2.2	$4.4	$4.6
Non-cash interest expense:
Amortization of debt issuance costs	1.4	1.5	2.9	3.0
Total interest expense recognized on senior notes	$3.6	$3.7	$7.3	$7.6

Effective interest rate:
Senior Convertible Notes due 2023	1.1%	1.1%	1.1%	1.1%
Senior Convertible Notes due 2025	0.5%	0.5%	0.5%	0.5%

(1) Interest on the 2023 Notes began accruing upon issuance and is payable semi-annually on June 1 and December 1 of each year. Interest on the 2025 Notes began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year.

0.75% Senior Convertible Notes due 2023
In November 2018, we completed an offering of $850.0 million aggregate principal amount of unsecured senior convertible notes with a stated interest rate of 0.75% and a maturity date of December 1, 2023 (the 2023 Notes). The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $836.6 million. The initial conversion rate of the 2023 Notes is 24.3476 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $41.07 per share, subject to adjustments, with a maximum conversion rate of 32.2604. We entered into transactions for a convertible note hedge (the 2023 Note Hedge) and warrants (the 2023 Warrants) concurrently with the issuance of the 2023 Notes. The 2023 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. We use the if-converted method for assumed conversion of the 2023 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share.
No principal payments are due on the 2023 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the indenture relating to the 2023

Notes includes customary terms and covenants, including certain events of default after which the 2023 Notes may be due and payable immediately.
For the twelve months ended December 31, 2021, holders of $57.7 million in aggregate principal amount of the 2023 Notes elected conversion at their option. We settled these conversions by issuing a combination of common stock and treasury stock. We issued 1,403,112 shares to settle the converted 2023 Notes during the twelve months ended December 31, 2021, of which 794,588 shares were issued out of treasury stock. We received 967,380 shares of common stock from the exercise of a portion of the 2023 Note Hedge that we purchased concurrently with the issuance of the 2023 Notes, as described below.
Holders of $17.5 million in aggregate principal amount of the 2023 Notes elected conversion at their option during the six months ended June 30, 2022. We settled these conversions using treasury stock. We issued 425,188 treasury shares to settle the converted 2023 Notes. We received 287,280 shares of common stock from the exercise of a portion of the 2023 Note Hedge that we purchased concurrently with the issuance of the 2023 Notes, as described below. There were no conversions during the three months ended June 30, 2022.
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
Circumstance (1) listed above occurred during the quarters ended December 31, 2021 and March 31, 2022. As a result, the 2023 Notes were convertible at the option of the holder from January 1, 2022 through June 30, 2022. Circumstance (1) listed above also occurred during the quarter ended June 30, 2022 and as a result, the 2023 Notes will remain convertible at the option of the holder from July 1, 2022 through September 30, 2022. See above for a description of conversion activity related to the 2023 Notes.
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
2023 Note Hedge
In connection with the offering of the 2023 Notes, in November 2018 we entered into convertible note hedge transactions with two of the initial purchasers of the 2023 Notes (the 2023 Counterparties) entitling us to purchase up to 20.7 million shares of our common stock at an initial price of $41.07 per share, each of which is subject to adjustment. The cost of the 2023 Note Hedge was $218.9 million and we accounted for it as an equity instrument by recognizing $218.9 million in additional paid-in capital during 2018. The 2023 Note Hedge will expire on December 1, 2023. The 2023 Note Hedge is expected to reduce the potential equity dilution upon any conversion of the 2023 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2023 Notes if the daily volume-weighted average price per share of our common stock exceeds the strike price of the 2023 Note Hedge. The strike price of the 2023 Note Hedge initially corresponds to the conversion price of the 2023 Notes and is subject to certain adjustments under the terms of the 2023 Note Hedge. An assumed exercise of the 2023 Note Hedge by us is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share. See above for a description of conversion activity related to the 2023 Notes and shares received as the result of exercising a portion of the 2023 Note Hedge.
2023 Warrants
In November 2018, we also sold warrants to the 2023 Counterparties to acquire up to 20.7 million shares of our common stock. The 2023 Warrants require net share settlement and a pro rated number of warrants will expire on each of the 60 scheduled trading days starting on March 1, 2024. We received $183.8 million in cash proceeds from the sale of the 2023 Warrants, which we recorded in additional paid-in capital during 2018. The 2023 Warrants could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period exceeds the strike price of the 2023 Warrants. The strike price of the 2023 Warrants is initially $49.60 per share and is subject to certain adjustments under the terms of the warrant agreements. We use the treasury share method for assumed conversion of the 2023 Warrants when computing the weighted average common shares outstanding for diluted earnings per share.
0.25% Senior Convertible Notes due 2025
In May 2020, we completed an offering of $1.21 billion aggregate principal amount of unsecured senior convertible notes with a stated interest rate of 0.25% and a maturity date of November 15, 2025 (the 2025 Notes). The net proceeds from the offering, after deducting initial purchasers’ discounts and estimated costs directly related to the offering, were approximately $1.19 billion. The initial conversion rate of the 2025 Notes is 6.6620 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $150.11 per share, subject to adjustments, with a maximum conversion rate of 9.4928. The 2025 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. We use the if-converted method for assumed conversion of the 2025 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share.
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
Information related to availability and outstanding borrowings on our Amended Credit Agreement is as follows as of the date indicated:

(In millions)	June 30, 2022
Available principal amount	$200.0
Letters of credit sub-facility	25.0
Outstanding borrowings	—
Outstanding letters of credit	7.3
Total available balance	$192.7
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
Our obligations under the Amended Credit Agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of Dexcom and the guarantors, including all or a portion of the equity interests of our domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge). The Amended Credit Agreement contains covenants that limit certain indebtedness, liens, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents, and sale and leaseback transactions of Dexcom or any of its domestic subsidiaries. The Amended Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of June 30, 2022.
As of June 30, 2022, we also have a guarantee facility related to our international operations which is collateralized by a $10.5 million term deposit that is included in non-current “Other assets” on our consolidated balance sheets.

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
During the year ended December 31, 2021 and the six months ended June 30, 2022, we and certain Abbott Diabetes Care, Inc. (“Abbott”) entities served complaints for patent infringement, validity and other patent related actions against each other in multiple jurisdictions, inside and outside the United States. We intend to vigorously pursue our claims and defenses in these cases to protect our intellectual property and to defend against Abbott’s infringement allegations.
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

7. Income Taxes
We estimate our annual effective tax rate to be 31.4% for the full year 2022, which differs from the U.S. federal statutory rate due to state and foreign income taxes, nondeductible executive compensation, and increases to unrecognized tax benefits offset by federal research tax credits generated. Our negative effective tax rate of 33.0% for the six months ended June 30, 2022 was primarily due to discrete excess tax benefits recognized for share-based compensation for employees and the Verily milestone payment partially offset by income tax expense from normal, recurring operations.

8. Stockholders’ Equity
Share-Based Compensation
Our share-based compensation expense is associated with RSUs, PSUs, and our Employee Stock Purchase Plan, or ESPP. The following table summarizes our share-based compensation expense included in our consolidated statements of operations for the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Cost of sales	$2.8	$2.6	$5.1	$4.6
Research and development	10.9	11.1	21.2	21.5
Selling, general and administrative	18.9	17.9	35.4	33.5
Total share-based compensation expense	$32.6	$31.6	$61.7	$59.6
At June 30, 2022, unrecognized estimated compensation costs related to RSUs, PSUs and ESPP totaled $230.6 million and is expected to be recognized through 2026.
Equity Award Activity
The total vest date fair value of RSUs and PSUs that vested during the six months ended June 30, 2022 was $130.3 million and $17.3 million, respectively.

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
Dexcom is domiciled in the United States. We sell our CGM systems through a direct sales force in the North America, Asia Pacific, Europe and the Middle East, and through distribution arrangements in the United States, and certain countries in Africa, Asia, Europe, Latin America, and the Middle East, as well as Australia, Canada, and New Zealand.
Revenue by geographic region
During the three and six months ended June 30, 2022 and June 30, 2021, no individual country outside the United States generated revenue that represented more than 10% of our total revenue. The table below sets forth revenue by our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the components. The majority of our long-lived assets are located in the United States.

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total
United States	$511.0	73%	$461.5	78%
Outside of the United States	185.2	27%	133.6	22%
Total revenue	$696.2	100%	$595.1	100%

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total
United States	$962.2	73%	$842.7	77%
Outside of the United States	362.8	27%	257.4	23%
Total revenues	$1,325.0	100%	$1,100.1	100%
Revenue by customer sales channel
The following table sets forth revenue by major sales channel for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Distributor	$585.1	84%	$495.9	83%
Direct	111.1	16%	99.2	17%
Total revenue	$696.2	100%	$595.1	100%

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Distributor	$1,112.2	84%	$886.6	81%
Direct	212.8	16%	213.5	19%
Total revenues	$1,325.0	100%	$1,100.1	100%

10. Subsequent Events
On July 26, 2022, a duly authorized committee of our Board of Directors authorized and approved a share repurchase program of up to $700 million of our outstanding common stock, with a repurchase period ending no later than June 30, 2023 (the “Share Repurchase Program”).
Repurchases of our common stock under the Share Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions or by other methods, at our discretion, and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable federal and state laws and regulations. The timing of any repurchases will depend on market conditions and will be made at our discretion.
The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time.

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

Global Presence

We have built a direct sales organization in the North America, Asia Pacific, Europe and the Middle East to call on health care professionals, such as endocrinologists, physicians and diabetes educators, who can educate and influence patient adoption of continuous glucose monitoring. To complement our direct sales efforts, we have entered into distribution arrangements in the United States, and certain countries in Africa, Asia, Europe, Latin America, and the Middle East, as well as Australia, Canada, and New Zealand that allow distributors to sell our products.

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

Impact of the Ongoing COVID-19 Pandemic

During 2020, 2021, and 2022, we have been subject to challenging social and economic conditions created as a result of the novel strain of coronavirus, SARS-CoV-2 and its variants, or COVID-19. These conditions continue to create various financial impacts to our operations by necessitating precautions for our personnel to operate safely both in person as well as remotely. Costs incurred include items like incremental payroll costs, consulting support, IT infrastructure and facilities-related costs.

As the result of the COVID-19 pandemic, and in coordination with an FDA communication of enforcement discretion, we made Dexcom CGM systems available for use in hospital settings and other healthcare facilities. The extent of the impact of the ongoing COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. The ongoing COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers, suppliers or third-party business partners conduct business and as a result, we have experienced moderate disruptions in our global operations. We have experienced and may experience constrained supply or curtailed customer demand, including due to customer loss of private health insurance coverage for our products, that could materially adversely impact our business, results of operations and overall financial performance in future periods. We currently utilize third parties to, among other things, manufacture components and materials for our devices, and to provide services such as sterilization services and we purchase these materials and services from numerous suppliers worldwide.

The ongoing COVID-19 pandemic has and may continue to have an adverse impact on our manufacturing and distribution capabilities. Disruptions relating to the ongoing COVID-19 pandemic, including shelter-in-place orders in the U.S. and other countries, could prevent employees, suppliers, distributors, and others from accessing manufacturing facilities and from transporting our products or the components required to manufacture our products. For example, we have experienced some supply chain disruption due to the global restrictions resulting from the ongoing COVID-19 pandemic in the manufacturing of our next-generation CGM product. Further, worldwide supply chain disruption relating to the ongoing COVID-19 pandemic has resulted in product shortages that has and may continue to impact our ability to manufacture our devices. As of the filing date of this Form 10-Q, the extent to which the ongoing COVID-19 pandemic may impact our financial condition or results of operations or guidance is uncertain. The effect of the ongoing COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See “Risk Factors” in Part II, Item 1A of this Quarterly Report for further discussion of the possible impact of the ongoing COVID-19 pandemic on our business.

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
Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The critical accounting estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There were no material changes to our critical accounting estimates during the six months ended June 30, 2022.

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue growth, gross profit, operating income, net income, and cash flow from operations.
Key Highlights for the Three Months Ended June 30, 2022 include the following:

Revenue	Gross Profit	Operating Income	Net Income	Operating Cash Flow
$696.2 million	$449.5 million	$77.0 million	$50.9 million	$172.8 million
up 17% from the same period 2021	up 8% from the same period 2021	down 24% from the same period 2021	down 35% from the same period 2021	up 181% from the same period 2021
We ended the second quarter of 2022 with cash, cash equivalents and short-term marketable securities totaling $2.75 billion.

Business Trends
In addition to the general impacts of the ongoing COVID-19 pandemic on our company as described in the Overview, looking ahead we expect our business could be affected by the following:
•Increase in the worldwide incidence of people diagnosed with diabetes and costs related to the management and treatment of diabetes.
•Changes in medical reimbursement policies and programs.
•Growing demand for digital health technologies by both healthcare providers and consumers to reduce costs.
•An expected interest in empowering consumers to make better-informed decisions about their own health and new potential options for facilitating prevention, early diagnosis of life-threatening diseases, and management of chronic conditions outside of traditional health care settings.
•Continued product innovation and competition from other CGM device makers.
•Our ability to scale efficiently with the construction of our production facility in Malaysia.
•Our ability to successfully develop, obtain regulatory marketing authorization of and commercialize the products within our pipeline, in particular, our next generation G7 CGM system.

Results of Operations

QTD Revenue and Gross Margin %
$595.1 M
$696.2 M
70.1%
64.6%
QTD 2021
QTD 2022
Revenue
Gross Profit Margin %

Financial Overview

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
	Three Months Ended June 30,				2022 - 2021
(In millions, except per share amounts)	2022	% of Revenue (1)	2021	% of Revenue (1)	$ Change	% Change
			(As Adjusted)*
Revenue	$696.2	100%	$595.1	100%	$101.1	17%
Cost of sales	246.7	35%	178.0	30%	68.7	39%
Gross profit	449.5	64.6%	417.1	70.1%	32.4	8%
Operating expenses:
Research and development	121.7	17%	129.1	22%	(7.4)	(6)%
Amortization of intangible assets	1.9	—%	0.5	—%	1.4	**
Selling, general and administrative	248.9	36%	186.5	31%	62.4	33%
Total operating expenses	372.5	54%	316.1	53%	56.4	18%
Operating income	77.0	11%	101.0	17%	(24.0)	(24)%
Interest expense	(4.7)	(1)%	(4.8)	(1)%	0.1	(2)%
Income from equity investments	—	—%	—	—%	—	**
Interest and other income, net	3.0	—%	0.9	—%	2.1	**
Income before income taxes	75.3	11%	97.1	16%	(21.8)	(22)%
Income tax expense (benefit)	24.4	4%	18.7	3%	5.7	30%
Net income	$50.9	7%	$78.4	13%	$(27.5)	(35)%

Basic net income per share	$0.13	**	$0.20	**	$(0.07)	(35)%
Diluted net income per share	$0.12	**	$0.19	**	$(0.07)	(37)%

(1) The sum of the individual percentages may not equal the total due to rounding.
* We adjusted our 2021 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted on a full retrospective basis. All periods presented have also been adjusted to reflect the four-for-one stock split. Refer to Note 1, “Organization and Significant Accounting Policies,” for further information.
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

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenue
The revenue increase was primarily due to increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base, partially offset by mix shift and price associated with the evolution of our channel strategy.

Disposable sensor and other revenue comprised approximately 86% of total revenue and Reusable Hardware revenue comprised approximately 14% of total revenue for the three months ended June 30, 2022. Disposable sensor and other revenue comprised approximately 83% of total revenue and Reusable Hardware revenue comprised approximately 17% of total revenue for the three months ended June 30, 2021.

Cost of Sales & Gross Profit
Cost of sales and gross profit increased primarily due to an increase in sales volume. The decrease in gross profit margin in the second quarter of 2022 compared to the second quarter of 2021 was primarily driven by price and channel mix changes.

Research and Development Expense
Research and development expense decreased primarily due to $10.3 million in lower third party and consulting fees related to software development for new products and significant enhancements and $6.0 million in lower losses from disposal of assets related to the automation of our production capabilities, partially offset by $4.6 million in compensation-related costs primarily due to higher headcount.

We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.

Selling, General and Administrative Expense
Selling, general and administrative expense increased primarily due to $19.1 million in advertising and marketing costs due to an increase in worldwide marketing campaigns, $12.9 million in compensation-related costs primarily due to higher headcount, $6.1 million in depreciation expense primarily due to higher property and equipment balances and accelerated depreciation related to business transition activities, $5.9 million in legal expense related to litigation, $5.5 million in consulting fees, and $4.1 million in travel and entertainment expenses.

Income Tax Expense (Benefit)
Our estimated annual effective tax rate from normal, recurring operations increased from 30.2% to 31.4% during the three months ended June 30, 2022 primarily due to impacts of foreign operations. There were no significant discrete items recognized for the three months ended June 30, 2022.

The income tax expense recorded for the three months ended June 30, 2021 is primarily attributable to excess tax benefits recognized for employee share-based compensation and a one-time tax benefit related to the revaluation of our U.K. net operating loss deferred tax asset resulting from the increase in the U.K. corporate rate from 19% to 25%, effective April 2023, offset by income tax expense from normal, recurring operations.

YTD Revenue and Gross Margin %
$1,100.1 M
$1,325.0 M
69.2%
64.0%
YTD 2021
YTD 2022
Revenue
Gross Profit Margin %

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
	Six Months Ended June 30,				2022 - 2021
(In millions, except per share amounts)	2022	% of Revenue (1)	2021	% of Revenue (1)	$ Change	% Change
			(As Adjusted)*
Revenue	$1,325.0	100%	$1,100.1	100%	$224.9	20%
Cost of sales	477.4	36%	339.1	31%	138.3	41%
Gross profit	847.6	64.0%	761.0	69.2%	86.6	11%
Operating expenses:
Research and development	257.6	19%	238.5	22%	19.1	8%
Amortization of intangible assets	3.9	—%	1.0	—%	2.9	**
Selling, general and administrative	467.8	35%	374.6	34%	93.2	25%
Total operating expenses	729.3	55%	614.1	56%	115.2	19%
Operating income	118.3	9%	146.9	13%	(28.6)	(19)%
Interest expense	(9.3)	(1)%	(9.5)	(1)%	0.2	(2)%
Income from equity investments	0.2	—%	—	—%	0.2	**
Interest and other income, net	2.2	—%	1.0	—%	1.2	**
Income before income taxes	111.4	8%	138.4	13%	(27.0)	(20)%
Income tax expense (benefit)	(36.8)	(3)%	3.5	—%	(40.3)	**
Net income	$148.2	11%	$134.9	12%	$13.3	10%

Basic net income per share	$0.38	**	$0.35	**	$0.03	9%
Diluted net income per share	$0.36	**	$0.33	**	$0.03	9%

(1) The sum of the individual percentages may not equal the total due to rounding.
* We adjusted our 2021 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted on a full retrospective basis. All periods presented have also been adjusted to reflect the four-for-one stock split. Refer to Note 1, “Organization and Significant Accounting Policies,” for further information.
** Not meaningful

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Revenue
The revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base, partially offset by mix shift and price associated with the evolution of our channel strategy.

Disposable sensor and other revenue comprised approximately 86% of total revenue and Reusable Hardware revenue comprised approximately 14% of total revenue for the six months ended June 30, 2022. Disposable sensor and other revenue comprised approximately 84% of total revenue and Reusable Hardware revenue comprised approximately 16% of total revenue for the six months ended June 30, 2021.

Cost of Sales & Gross Profit	Cost of sales and gross profit increased primarily due to an increase in sales volume. The decrease in gross profit margin in 2022 compared to 2021 was primarily driven by price and channel mix changes and increases in excess and obsolescence reserves related to the phase out of older generation CGMs.

Research and Development Expense
Research and development expense increased primarily due to $16.0 million in compensation-related costs primarily due to higher headcount, $5.0 million in costs related to set-up and validation costs for new CGM equipment, and $4.5 million in depreciation expense for equipment in service relating to new products prior to regulatory approval, partially offset by $7.3 million in lower third party and consulting fees primarily related to software development for new products and significant enhancements and $5.2 million in lower losses from disposal of assets related to the automation of our production facilities.

We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.

Selling, General and Administrative Expense
Selling, general and administrative expense increased primarily due to $23.4 million in advertising and marketing costs due to an increase in worldwide marketing campaigns, $22.7 million in compensation-related costs primarily due to higher headcount, $8.6 million in legal expense related to litigation, $8.0 million in depreciation expense primarily due to higher property and equipment balances and accelerated depreciation related to business transition activities, and $7.7 million in travel and entertainment expenses.

Income Tax Expense (Benefit)
The income tax benefit we recorded for the six months ended June 30, 2022 is primarily attributable to income tax expense from normal, recurring operations offset by excess tax benefits recognized for share-based compensation for employees (net of disallowed executive compensation) and the Verily milestone payment, and generation of research and development tax credits.

The income tax expense we recorded for the six months ended June 30, 2021 is primarily attributable to normal, recurring operations partially offset by excess tax benefits recognized for employee share-based compensation (net of disallowed executive compensation) and a one-time tax benefit related to the revaluation of our U.K. net operating loss deferred tax asset resulting from the increase in the U.K. corporate rate from 19% to 25%, effective April 2023.

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

Main Sources of Liquidity
Cash, cash equivalents and short-term marketable securities
Our cash, cash equivalents and short-term marketable securities totaled $2.75 billion as of June 30, 2022. None of those funds were restricted and approximately 96% of those funds were located in the United States.
Cash flow from Operations
For the six months ended June 30, 2022, we had positive cash inflows of $243.8 million from operating activities. We anticipate that we will continue to generate positive cash inflows for the foreseeable future.
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
Revolving Credit Agreement
As of June 30, 2022, we had no outstanding borrowings, $7.3 million in outstanding letters of credit, and a total available balance of $192.7 million under the Amended Credit Agreement. We monitor counterparty risk associated with the institutional lenders that are providing the Credit Facility. We currently believe that the Credit Facility will be available to us should we choose to borrow under it. Revolving loans will be available for general corporate purposes, including working capital and capital expenditures. See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for more details on the Revolving Credit Agreement.
Short-term Liquidity Requirements
Our short-term liquidity requirements primarily consist of regular operating costs, interest payments related to our senior convertible notes, capital expenditures for the development of our manufacturing facilities and office spaces, and short-term material cash requirements as described below. As of June 30, 2022, we had a working capital ratio of 4.72 and a quick ratio of 4.11, which indicates that our current assets are more than enough to cover our short-term liabilities. We expect to have significant capital expenditures for the next year to drive our strategic initiative of building out our manufacturing facility and equipment in Malaysia and the capacity scale-up in Mesa, Arizona.
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
On July 26, 2022, a duly authorized committee of our Board of Directors authorized a share repurchase program of up to $700 million of our outstanding common stock, with a repurchase period ending no later than June 30, 2023. See Note 10 “Subsequent Events” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for more details.
Long-term Liquidity Requirements
Our long-term liquidity requirements primarily consist of interest and principal payments related to our senior convertible notes, capital expenditures for the development of our manufacturing facilities and office spaces, and long-term material cash requirements as described below. As of June 30, 2022, we had a debt-to-assets ratio of 0.38, which indicates that our total assets are more than enough to cover our short-term and long-term debts. As demand grows for our products, we will continue to expand global operations to meet demand through investments in manufacturing and operations. We expect to meet our long-term liquidity requirements from our main sources of liquidity as described above to support our future operations, capital expenditures, acquisitions, and other liquidity requirements associated with our operations beyond the next 12 months.

As of June 30, 2022, we have outstanding senior convertible notes that will mature in December 2023 for the 2023 Notes and November 2025 for the 2025 Notes. However, the outstanding principal of our senior convertible notes could be converted into cash and/or shares of our common stock prior to maturity once certain conditions are met. See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for information on conversion rights prior to maturity.
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
As of January 1, 2022, for U.S. tax purposes, research and development expenses are required to be capitalized and amortized rather than immediately deducted. As a result, our annual cash tax payments to the United States Treasury may increase in the current year. Further, we may use cash to repurchase Dexcom shares or for strategic initiatives that strengthen our foundation for long-term growth.
We issued senior convertible notes in November 2018 and May 2020. The obligations presented above include both principal and interest for these notes. Although these notes mature in December 2023 and November 2025, they may be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayment of the principal amounts sooner than the scheduled repayment.. As of June 30, 2022, we had outstanding letters of credit of $7.3 million for which we cannot forecast with certainty the amount and timing of repayments. See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for further discussion of the terms of our senior convertible notes.
We are party to various leasing arrangements, primarily for office, manufacturing and warehouse space that expire at various times through December 2030, excluding any renewal options. We also have land leases in Penang, Malaysia for the build-out of our international manufacturing facility lease that expire through 2082. We anticipate incurring significant expenditures related to the build-out of the Malaysia manufacturing facility and equipment in the next two years.
Under our Restated Collaboration Agreement with Verily, additional sales-based milestone payments equivalent to 5,154,640 shares of our common stock, calculated based on the $175.0 million initial milestone amount divided by the volume-weighted average trading price during the 15 consecutive days ending on the date of the Restated Collaboration Agreement, may become due and payable by us upon achievement of certain sales-based milestones. All milestones may be paid in cash or shares of our common stock, at our election. If we elect to make these milestone payments in cash, any such cash payment would be equal to the number of shares that would otherwise be issued for the given milestone payment multiplied by the value of our stock on the date the relevant milestone is achieved, adjusted for stock splits, dividends, and the like. We intend to pay these milestones in shares of our common stock and as such we do not expect to have a material cash requirement for this agreement. See Note 1 “Organization and Significant Accounting Policies” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for further discussion of the Collaboration Agreement with Verily.
See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information about the terms of the Credit Agreement, our senior convertible notes, the 2023 Note Hedge, and the 2023 Warrants.

Cash Flows

Cash Flows Summary 2022 YTD vs. 2021 YTD (As Adjusted)
$500.0 million
$250.0 million
$— million
$(250.0) million
$(500.0) million
$(750.0) million
$243.8 million
$(556.7) million
$1.0 million
$89.4 million
$251.0 million
$0.4 million
YTD 2022
YTD 2021 (As Adjusted)
Operating Cash Flows
Investing Cash Flows
Financing Cash Flows

As of June 30, 2022, we had $2.75 billion in cash, cash equivalents and short-term marketable securities, which is an increase of $23.6 million compared to $2.73 billion as of December 31, 2021.
The primary cash flows during the six months ended June 30, 2022 and June 30, 2021 are described below. See the consolidated financial statements in Part I, Item 1 of this Quarterly Report for complete consolidated statements of cash flows for these periods.

Six Months Ended
		June 30, 2022		June 30, 2021
As Adjusted
Operating Cash Flows	+	$148.2 million of net income and $141.3 million of net non-cash adjustments, partially offset by $45.7 million of net changes in working capital balances	+	$134.9 million of net income and $124.3 million of net non-cash adjustments, partially offset by $169.8 million of net changes in working capital balances
		Net non-cash adjustments were primarily related to share-based compensation and depreciation and amortization.		Net non-cash adjustments were primarily related to share-based compensation and depreciation and amortization.

Investing Cash Flows	-	$358.1 million net purchases of marketable securities	+	$456.4 million net proceeds from marketable securities
	-	$193.1 million capital expenditures	-	$200.9 million capital expenditures

Financing Cash Flows	+	$10.1 million in proceeds from the issuance of common stock under our employee stock plans	+	$8.7 million in proceeds from the issuance of common stock under our employee stock plans
	-	$7.7 million in payments for financing leases	-	$8.3 million in payments for financing leases

Contractual Obligations
We presented our contractual obligations as of December 31, 2021 in Note 6, “Leases And Other Commitments,” in our Annual Report on Form 10-K for the twelve months then ended. There were no significant changes to our lease obligations during the six months ended June 30, 2022. As of June 30, 2022, we had approximately $461.2 million of open purchase orders and contractual obligations in the ordinary course of business, the majority of which are due within one year. See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for conversion activity related to our senior convertible notes.

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
We record exchange rate fluctuations resulting from the translation of the short-term intercompany balances between domestic entities and our international subsidiaries as foreign currency transaction gains or losses and include them in interest and other income, net in our consolidated statements of operations. We occasionally enter into foreign currency forward contracts in order to partially offset the impact from fluctuation of the foreign currency rates. As of June 30, 2022, we had foreign currency forward contracts outstanding with a notional amount of $40.0 million.
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

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and timely communicated to management, including our Chief Executive Officer and Chief Financial Officer, recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures. Based on their evaluation as of June 30, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date for this purpose.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
As a result of the ongoing COVID-19 pandemic, certain employees began working remotely in March 2020. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the ongoing COVID-19 pandemic to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.
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
During the year ended December 31, 2021 and the six months ended June 30, 2022, we and certain Abbott Diabetes Care, Inc. (“Abbott”) entities served complaints for patent infringement, validity and other patent related actions against each other in multiple jurisdictions, inside and outside the United States. We intend to vigorously pursue our claims and defenses in these cases to protect our intellectual property and to defend against Abbott’s infringement allegations.
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
•We are subject to complex and evolving U.S. and foreign laws and regulations and other requirements regarding privacy, data protection, security, and other matters. Many of these laws and regulations are subject to change and uncertain or evolving guidance and interpretation, and could result in claims, changes to our business practices, product development impacts, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
•Cybersecurity risks and cyber incidents could result in the compromise of confidential data or critical data systems and give rise to potential harm to customers, remediation and other expenses, expose us to costs, negative attention or liability under HIPAA, FDA standards and requirements, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations.
•We conduct business in a heavily regulated industry and if we fail to comply with applicable laws and government regulations, we could become subject to government investigation, litigation, penalties, be excluded from participation in government programs, and/or be required to make significant changes to our operations.
•Managed care trends and consolidation in the health care industry could have an adverse effect on our revenues and results of operations.
•Health care policy changes, including U.S. health care reform legislation, may have a material adverse effect on our business.
•If we are unable to successfully complete the pre-clinical studies or clinical trials or otherwise develop the data necessary to support additional marketing authorizations, we may be unable to commercialize our CGM candidate systems under development, which could impair our business, financial condition and operating results.
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
In the United States and other countries, government and private sector access to health care products continues to be a subject of focus, and efforts to reduce health care costs are being made by third-party payors. Most of our customers rely on third-party payors, including government programs and private health insurance plans, to cover the cost of our products. We expect that the continuing cost reduction and containment measures may reduce the cost or utilization of health care products and could lead to patients being unable to obtain approval for coverage or payment from these third-party payors. Additionally, as a result of the ongoing COVID-19 pandemic, some customers have lost access and others may lose access to their private health insurance plan if they lose their job, and an impact to job status may extend for a prolonged period of time, beyond possible coverage periods through COBRA, or where the cost to maintain coverage may not be affordable to our customer. As most of our customers rely on third-party payors, including government programs and private health insurance plans, to cover the cost of our products, our customers may lose coverage for our products, which may harm our business and results of operations.
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
As a medical device company, reimbursement from government and/or commercial third-party healthcare payors, including Medicare and Medicaid, is an important element of our success. The Centers for Medicare & Medicaid Services, or CMS, provides coverage for “Therapeutic Continuous Glucose Monitors” as durable medical equipment eligible for coverage under Medicare Part B. Coverage criteria for therapeutic CGMs is determined by CMS under national coverage determinations as well as by local Medicare Administrative Contractors under local coverage determinations. Therefore, Medicare reimbursement for our CGM devices is subject to various coverage conditions and often requires a patient-specific coverage analysis. Medicare does not cover any items or services that are not “reasonable and necessary.” Medicare covers the CGM system, which includes supplies necessary for the use of the device, under the Durable Medical Equipment, or DME, benefit category. In order to be covered under this benefit, one component of the CGM system must meet the criteria for a durable medical device. To date, the receiver satisfied this criteria. To the extent that a receiver is not used by a Medicare beneficiary or CMS otherwise determines that the items and supplies ordered are not medically necessary, Medicare may not cover that CGM system or any associated supplies.
A number of regulatory and commercial hurdles remain relating to wide-scale sales where a government or commercial third-party payor provides reimbursement, including sales to Medicare beneficiaries. If we are unable to successfully address these hurdles, reimbursement of our products may be limited to a smaller subset of people with diabetes covered by Medicare or to those people with diabetes covered by other third-party payors that have adopted policies for CGM devices allowing for coverage of these devices if certain conditions are met. Adverse coverage or reimbursement decisions relating to our products, or rescission or limitation of favorable determinations, by CMS, its Medicare Administrative Contractors, other state, federal or international payors, and/or third-party commercial payors could significantly reduce reimbursement, which could have an impact on the acceptance of, and demand for, our products and the prices that our customers are willing to pay for them.
As of June 30, 2022, the eight largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. In addition, we have negotiated contracted rates with all of those third-party payors for the purchase of our current CGM systems by their members. Nevertheless, coverage and reimbursement-related barriers remain. Among other things, people with diabetes without insurance that covers our products bear the financial cost of them. In addition, in the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors, which may be perceived as more advantageous for consumers. Further, while many third-party payors have adopted some form of coverage policy on CGM devices, in a sizeable percentage of cases, under durable medical equipment benefits, those coverage policies frequently are restrictive and require significant medical documentation and other requirements in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. Moreover, it is not uncommon for governmental, including federal and/or state, agencies and their contractors to conduct periodic routine billing and compliance reviews that may entail extensive documentation requests, cooperation with which may require significant time and resources, and may result in identification of overpayments that may need to be refunded. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them.
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
In some foreign markets, pricing and profitability of medical devices are subject to government control. For instance, in Germany, reimbursement is available for continuous glucose monitoring systems under certain conditions, which we believe are met by our current CGM systems. We are susceptible to changes in government-mandated coverage requirements and other controls which could impact access to and affordability of our products. In the United States, we expect that there will continue to be federal and state proposals for similar controls.

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
The development of new products, or novel technologies and services and the enhancement of our current CGM products (including seeking and potentially obtaining new indications for use), requires significant investment in research and development, intellectual property protection, clinical trials, regulatory approvals and third party reimbursement. The results of our product development and commercialization efforts may be affected by a range of factors, including our ability to anticipate customer needs, innovate and develop new products (whether independently or through our unique collaboration with Verily under the Restated Collaboration Agreement (See Note 2 “Collaboration with Verily Life Sciences” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for more details on the Restated Collaboration Agreement)), determine a feasible or timely regulatory pathway or approach, and launch those products cost effectively into multiple markets and geographies. If we are unable to successfully anticipate customer needs, innovate, develop new products and successfully launch them, we may not be able to generate significant future revenues or profits from these efforts. Failing to timely launch our products may cause them to become obsolete and materially and adversely affect our business and financial position.
The development and commercial launch timelines for our products depend a great deal on our ability to achieve clinical endpoints and satisfy regulatory requirements and to overcome technology challenges, and may be delayed due to scheduling issues with patients and investigators, requests from institutional review boards, or inquiries from regulators about our independent and collaborative product development activities, product performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts appear successful to us and our regulatory submission appears satisfactory to us, the FDA may disagree and may decide not to grant marketing authorization for the products or may require additional product testing or clinical trials or other data to be developed and submitted before approving the products, which would result in product launch delays and additional expense. Even if a product receives marketing authorization from the FDA, it may not be accepted in the marketplace by physicians and people with diabetes.
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
We expect that sales of our current CGM systems will account for substantially all of our product revenue for the foreseeable future. If and when we receive FDA or other regulators’ marketing authorization for, and begin commercialization of, our next-generation CGM systems, we expect most patients will migrate onto those systems. In the periods leading up to the launch of new or upgraded versions of our CGM systems, however, our customers’ anticipation of the release of those products may cause them to cancel, change or delay current period purchases of our current products, which could have a material adverse effect on our business, financial condition and results of operations.
Notwithstanding our prior experience in marketing and selling our products, we might be unable to successfully expand the commercialization of our existing products or begin commercialization of our next-generation CGM systems on a wide-scale for a number of reasons, including the following:
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
Our products are manufactured at certain facilities, with limited alternate facilities. If an event occurs at one of our facilities that results in damage to, restrictions on the use of, or closure of, one or more of such facilities, or if our distributions from those facilities are limited or restricted in any way, we may be unable to manufacture the relevant products at the previous levels or at all. Because of the time required to approve and lease a manufacturing facility, an alternate facility and/or a third-party may not be available on a timely basis to replace production capacity in the event manufacturing capacity is lost.
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
We also outsource certain services to other parties, including inside sales, certain transaction processing, accounting, information technology, manufacturing, and other areas. Outsourcing of services to third parties could expose us to suboptimal quality of service delivery or deliverables and potentially result in repercussions such as missed deadlines or other timeliness issues, erroneous data, supply disruptions, non-compliance (including with applicable legal or regulatory requirements and industry standards) and/or reputational harm, with potential negative effects on our results. Closure of non-essential businesses and shelter-in-place orders occurring in the U.S. and globally as a result of the ongoing COVID-19 pandemic may also adversely impact our outsourced operations. We continue to monitor this situation closely.
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
We currently employ sales and marketing personnel for the direct sale and marketing of our products in North America, Asia Pacific, Europe and the Middle East. Our direct sales and marketing team calls on healthcare providers and people with diabetes throughout the applicable country to initiate sales of our products. Our sales and marketing organization competes with the experienced, larger and well-funded marketing and sales operations of our competitors. We may not be able to successfully manage our dispersed sales force or increase our product sales at acceptable rates. COVID-19 restrictions vary by location across the United States and other regions of the world, which may continue to limit or prohibit our sales force from having in-person interactions with healthcare professionals and people with diabetes, which may result in decreased sales of our products.
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
Our distribution agreements with Byram and affiliates, Cardinal Health and affiliates (including Edgepark Medical Supplies), AmerisourceBergen, and McKesson, our most significant wholesalers and distributors, each generated 10% or more of our total revenue during the six months ended June 30, 2022. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our financial results and operating performance.
We have entered into arrangements with pharmacy organizations in various countries to dispense our products directly to patients. Because of the competition for their services, we may be unable to enter into new partnerships or otherwise expand our pharmacy network on commercially reasonable terms, if at all. In addition, we cannot guarantee that our existing pharmacy relationships will continue, or that we will be able to maintain or increase sales volume from these relationships in the future.
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
We also have begun to become aware of companies outside the traditional medical device sector that are attempting to develop competitive products and services, including for general health and wellness, or population health.
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
Severe respiratory symptoms, infections and deaths related to the pandemic may disrupt healthcare delivery in the United States as well as the operations of regulatory bodies with responsibility for oversight of healthcare and health and medical products. Such disruptions could result in the focus and prioritization of regulatory resources on emergent matters, which could divert regulatory resources away from more routine regulatory matters that are not COVID-19 related but that have the potential to impact our business. For example, there have been and could continue to be delays in FDA review of applications for marketing authorization, including those which may be necessary for or in connection with proposed changes to our products or the changes to the processes by which they are manufactured. It is unknown how long these disruptions could continue, were they to occur. Any delay in regulatory review resulting from such disruptions could materially affect our ongoing device design, development, and commercialization plans.
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
We currently utilize third parties to, among other things, manufacture components and materials for our devices, and to provide services such as sterilization services and we purchase these materials and services from numerous suppliers worldwide. The global COVID-19 pandemic has and may continue to have an adverse impact on our manufacturing and distribution capabilities. Disruptions relating to the ongoing COVID-19 pandemic could prevent employees, suppliers, distributors, and others from accessing manufacturing facilities and from transporting our products or the components required to manufacture our products. For example, we have experienced some supply chain disruption due to the global restrictions resulting from the ongoing COVID-19 pandemic in the manufacture of our next-generation CGM product. Further, worldwide supply chain disruption relating to the ongoing COVID-19 pandemic has resulted in product shortages, that has and may continue to impact our ability to manufacture our devices. If either we or any third-party parties in the supply chain for materials used in the production of our devices continue to be adversely impacted by, and/or the restrictions resulting from, the ongoing COVID-19 pandemic, our supply chain may be continue disrupted, limiting our ability to manufacture our devices. These disruptions may, among other things, impact our ability to produce and supply products in quantities necessary to meet market demand.
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
We continue to take precautions to protect the health and safety of our employees, including monitoring community levels of COVID-19 and masking according to the Center for Disease Control’s recommendations.
We continue to address other unique situations that arise among our workforce due to the ongoing COVID-19 pandemic on a case-by-case basis. While we believe that we have taken appropriate measures to ensure the health and well-being of our employees, there can be no assurances that our measures will be sufficient to protect our employees in our workplace or that they may not otherwise be exposed to COVID-19 outside of our workplace. If a number of our essential employees become ill, incapacitated or are otherwise unable to continue working during the current or any future epidemic, our operations may be adversely impacted.
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
Our operations in countries outside the United States, which accounted for approximately 27% of our revenue for the six months ended June 30, 2022, are accompanied by certain financial and other risks. In addition to our offices in countries such as, Australia, Canada, Germany, Lithuania, the Philippines, and the United Kingdom, we intend to continue to pursue growth opportunities in sales outside the United States, especially in Asia and Europe. Additionally, we may increase our use of administrative and support functions from locations outside the United States. These business activities could expose us to greater risks associated with our sales and operations.
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
Following a 2016 referendum of voters in the United Kingdom, or the U.K, to exit from the European Union, or the E.U., the U.K. left the E.U. on January 31, 2020, which began a transition period that ended on December 31, 2020. In December 2020, the U.K. and E.U. agreed on a trade and cooperation agreement that was ratified by the parties in May 2021. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the trade and cooperation agreement or otherwise, could prevent us from marketing our CGM systems in the U.K. and/or the E.U. and restrict our ability to generate revenue and achieve and sustain profitability. Under the trade and cooperation agreement, U.K. service suppliers no longer benefit from automatic access to the entire E.U. single market, U.K. goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the U.K. and the E.U. Depending on the application of the terms of the trade and cooperation agreement, we could face new regulatory costs and challenges which could have a material adverse effect on our business, results of operations, or financial condition.
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
The outbreak of the SARS-CoV-2 virus and its variants and the COVID-19 disease that it causes have also led to healthcare equipment shortages in the U.S. and around the world. For example, in 2020, certain U.S. federal government orders temporarily limited companies from exporting certain equipment (such as ventilators) to other countries. Though no such orders have been issued with respect to CGMs, if supply chain disruption causes significant shortages in CGMs or other equipment, it is possible that we could face additional barriers to exporting our devices outside of the United States.
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
We conduct limited commercial and marketing efforts in Africa, Asia, Australia, Canada, Europe, Latin America, the Middle East and New Zealand with respect to our CGM systems and may seek to market our products in other regions in the future. Outside the United States, we can market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. The marketing authorization procedures vary among countries and can involve additional testing, and the time required to obtain any required authorization or approval may differ from that required to obtain FDA marketing authorization(s). Foreign regulatory authorization or approval processes may include all of the risks associated with obtaining FDA marketing authorization(s) in addition to other risks. We may not obtain foreign regulatory authorizations or approvals on a timely basis, if at all. Obtaining a marketing authorization from the FDA does not ensure authorization or approval by regulatory authorities in other countries will follow, and authorization or approval by one foreign regulatory authority does not ensure authorization or approval by regulatory authorities in other foreign countries or by the FDA. In addition, in order to obtain the authorization to market our products in certain foreign jurisdictions, in some cases we may need to obtain a Certificate to Foreign Government from the FDA. The FDA may refuse to issue a Certificate to Foreign Government if significant compliance-related concerns are identified. As a result, there are a range of factors that could preclude or impede our ability to file for regulatory approvals or marketing authorizations or to receive necessary approvals or authorizations to commercialize our products in any market outside the United States on a timely basis, or at all.

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
There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. We also remain subject to federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to alleged privacy and data security violations. California enacted the California Consumer Privacy Act, or CCPA, which came into effect January 1, 2020, was amended and expanded by the California Privacy Rights Act, or CPRA, passed on November 3, 2020. The CCPA and CPRA, among other things, create data privacy obligations for covered companies and provide privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. In addition, other states have, or may, enact similar legislation. It remains unclear what, if any, additional modifications will be made to this legislation or how it will be interpreted. The effects of the CCPA and CPRA are significant and will likely require us to modify our data processing practices, and may cause us to incur substantial costs and expenses to comply, particularly given our base of operations in California. There are also a number of other legislative proposals worldwide, including in the United States at both the federal and state level, that could impose additional and potentially conflicting obligations in areas affecting our business.
We are also subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information that may be more onerous than corresponding U.S. laws, including in particular the laws of Europe.
For instance, in the European Union, increasingly stringent data protection and privacy rules that have and will continue to have substantial impact on the use of patient data across the healthcare industry became effective in May 2018. The EU General Data Protection Regulation, or GDPR, applies across the European Union and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR fine framework can be up to 20 million euros, or up to 4% of the company’s total global turnover of the preceding fiscal year, whichever is higher. The GDPR also requires companies processing personal data of individuals residing in the European Union to comply with EU privacy and data protection rules, even if the company itself does not have a physical presence in the European Union. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities. Due to the strong consumer protection aspects of the GDPR, companies subject to its purview are allocating substantial legal costs to the development of necessary policies and procedures and overall compliance efforts. Data transfer risk remains a potential issue as certain Data Protection Authorities continue to raise concerns about the transfer of data to the United States. Though a new framework may be put in place, it may be challenged as well. We expect continued costs associated with maintaining compliance with GDPR into the future, and these provisions as interpreted by EU agencies, could negatively impact our business, financial condition and results of operations.
In addition to the laws discussed above, we may see more stringent state and federal privacy legislation in the future, as the increased cyber attacks during the ongoing COVID-19 pandemic have once again put a spotlight on data privacy and security in the U.S. and other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations.
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
In response to the onset of the COVID-19 pandemic, we modified our business practices and initially implemented telework policies for certain categories of “non-essential” employees to the extent possible. We have since adopted a hybrid workplace model for our employees. Our hybrid workplace allows us to work together globally to bring our life-changing products to as many people as possible. This means we have some employees who work primarily onsite, some who work primarily offsite, and others who flex in and out of the office based on the needs of the business and the individual. We recognized the need for flexibility in our physical workplace during the COVID-19 pandemic, but also noted the potential benefits of a hybrid workplace to expand and retain our talent pool and reduce our real estate needs. The hybrid workplace does, however, introduce additional operational risk, including increased cybersecurity risk. These cyber risks include, among other risks, greater phishing, malware, and other cybersecurity attacks, vulnerability to or disruptions of our information technology infrastructure and systems to support remote operations, increased risk of unauthorized access, use or dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction, alteration or misuse of valuable information, including proprietary business information and personally identifiable information of individuals, all of which could expose us to risks of data or financial loss, litigation and liability.
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
•the dispensing of our products;
•billing for or causing the submission of claims for our products and services;
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
•licensure.
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
The FDA, CMS, OIG, OCR, FTC, Department of Justice, states’ attorneys general and other governmental authorities actively enforce the laws and regulations discussed above. In the United States, medical device manufacturers have been the target of numerous government prosecutions and investigations alleging violations of law, including claims asserting impermissible off-label promotion of medical devices, payments intended to influence the referral of federal or state healthcare business, and submission of false claims for government reimbursement. While we make every effort to comply with applicable laws, we cannot rule out the possibility that the government or other third parties could interpret these laws differently and challenge our practices under one or more of these laws. This likelihood of allegations of non-compliance is increased by the fact that under certain federal and state laws applicable to our business, individuals may bring an action on behalf of the government alleging violations of such laws, and potentially be awarded a share of any damages or penalties ultimately awarded to the applicable government body.
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
Even if regulatory approval or clearance of a product is granted, the approval or clearance may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing or surveillance to monitor the safety or effectiveness of the product. Later discovery of previously unknown problems with our products, including software bugs, unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as the QSR, MDR reporting, or other post-market requirements may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls (through corrections or removals), fines, suspension of regulatory approvals, product seizures, injunctions, the imposition of civil or criminal penalties, or criminal prosecution. In addition, our distributors have rights to create marketing materials for their sales of our products, and may not adhere to contractual, legal or regulatory limitations that are imposed on their marketing efforts.
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
We are subject to laws, regulations and contractual requirements regulating the provision of, and reimbursement for, health care goods and services in our capacity as a medical device manufacturer. The laws and regulations of health care goods and services that apply to us, including those described above, are subject to evolving interpretations and enforcement discretion. As part of our compliance program, we have reviewed our sales contracts, marketing materials, referral source relationships, programmatic offerings, and billing practices (among others) to reduce the risk of non-compliance with these and other foreign, federal and state laws. If a governmental authority was to conclude that we are not in compliance with applicable laws and regulations, we and our officers, directors and employees could be subject to criminal and civil penalties, as well as administrative sanctions such as exclusion from participation in federal healthcare programs, including but not limited to Medicare and Medicaid. Any failure to comply with laws, regulations or contractual requirements relating to reimbursement and health care goods and services could adversely affect our reputation, business, financial condition and cash flows.
Our products are purchased principally by individual patients, who may be eligible for insurance coverage of their devices from various third-party payors, such as governmental programs (e.g., Medicare, Medicaid, TRICARE, other federal and state health benefit plans, and comparable non-U.S. programs), private insurance plans, and managed care plans. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payors is critical because it affects which products customers purchase and the prices they are willing to pay. As a result, our products are subject to regulation regarding quality and cost by the U.S. Department for Health & Human Services, including CMS, as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care goods and services. The principal U.S. federal laws relating to reimbursement include those that prohibit (i) the filing of false or improper claims for federal payment, known as the federal civil False Claims Act, (ii) unlawful inducements for the referral of items and services reimbursed by Federal health care programs, known as the federal Anti-Kickback Statute, and (iii) the Civil Monetary Penalties Law, including its prohibitions on Beneficiary Inducement. Many states have similar laws that apply to reimbursement by state Medicaid and other government-funded programs, as well as, in some cases, to all payors, including self-pay patients. Insurance companies can also bring a private cause of action claiming treble damages against a manufacturer for causing a false claim to be filed under the federal Racketeer Influenced and Corrupt Organizations Act, or RICO. Additionally, as a manufacturer of FDA‑approved devices reimbursable by federal healthcare programs, we are subject to the federal Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals, and under an expansion of the law to physician assistants, nurse practitioners, and other mid-level practitioners. Reporting requirements have come into effect for payments and transfers of value made to these additional practitioner-types in 2021.
With respect to the federal Anti-Kickback Statute, Congress and the OIG have established a large number of statutory exceptions and regulatory safe harbors that protect financial relationships with our customers and referral sources. An arrangement that fits squarely into an exception or safe harbor is immune from prosecution under the Anti-Kickback Statute.
We train and educate employees and marketing representatives on the Anti-Kickback Statute and their obligations thereunder, and we endeavor to comply with the applicable safe harbors. However, some of our arrangements, like many other common and non-abusive arrangements, may implicate the Anti-Kickback Statute and are not covered by a safe harbor, but nevertheless do not present a material risk to beneficiaries or federal healthcare programs and, as such, would not likely invite government scrutiny or prosecution or warrant the imposition of sanctions. However, we cannot offer assurance that the government or a whistleblower would agree with our position that certain arrangements fall within a safe harbor, or that arrangements that do not squarely meet an exception or safe harbor will not be found to violate the Anti-Kickback Statute. Allegations of violations of the Anti-Kickback Statute can also trigger liability under the federal Civil Monetary Penalty Law and federal civil False Claims Act, thereby increasing the penalty structure for these violations.
During the period in which we directly billed Medicare, our financial relationships with referring physicians and their immediate family members were required to comply with the federal Physician Self-Referral law, commonly referred to as the Stark Law, by meeting an applicable exception. Unlike the Anti-Kickback Statute, failure to meet an exception under the Stark Law results in a violation of the Stark Law, even if such violation is unintentional. Violations of the Stark Law create overpayment liability under the federal civil False Claims Act and can also trigger separate penalties under the Civil Monetary Penalties Law. Knowing violations of the Stark Law carry increased civil monetary penalties and would likely be classified as the knowing submission of a false claim or knowingly making a false statement to the government, triggering liability under the federal civil False Claims Act. Certain Stark Law violations can also trigger exclusion from participation in federal healthcare programs. Historical violations of the Stark Law, if any, could continue to give rise to liability during the statute of limitations period.

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
Development or changes to the FDA or foreign regulatory approval standards and processes, including both legal and policy changes, could also delay or prevent the approval of our products submitted for review. For example, medical device cybersecurity continues to be an area of focus for and evolving guidance from FDA. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. The data contained in our submissions, including data drawn from our clinical trials, may not be sufficient to support clearance or approval of our products or additional or expanded indications. Medical device company stock prices have declined significantly in certain circumstances where companies have failed to meet expectations in regards to the timing of regulatory approval. If the FDA’s response causes product approval delays, or is not favorable for any of our products, our stock price (and the market price of our senior convertible notes) could decline substantially. It is uncertain how these potential changes may impact our ability to gain clearance or approval from FDA for our products in the future.
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
In February 2022, we received Breakthrough Device designation for our G6 CGM system in the hospital setting.The FDA’s Breakthrough Device designation is designed to expedite the development and regulatory review of medical devices that hold the potential for more effective treatment or diagnosis of life-threatening or irreversibly debilitating disease or condition.
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
The FDA can also decide, at any time, to change its position regarding its Breakthrough Device Designation and/or enforcement discretion for our devices, and require that we seek marketing authorization for this additional intended use by submitting a 510(k) premarket notification, or that we seek and obtain Emergency Use Authorization. The FDA may determine this policy has expired if the impact of the ongoing COVID-19 pandemic subsides or the federal public health emergency declaration is lifted and there is no longer an urgent need to use our CGM systems for remote patient monitoring during the ongoing COVID-19 pandemic.
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
In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators, and third-party payors to control these costs and, more generally, to reform the U.S. health care system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. In November 2020, the OIG published a Special Fraud Alert addressing manufacturer Speaker Programs, signaling both a more narrow government view of AKS compliance with respect to such programs as well as the potential for increased enforcement in this space by government oversight agencies such as the OIG and DOJ. On March 18, 2022, the Advanced Medical Technology Association (“AdvaMed”) announced revisions to its Code of Ethics on Interactions with Health Care Professionals (“Code”). The revised Code, effective June 1, addressed concerns noted in the OIG’s Special Fraud Alert, addressing things like virtual meetings, speaker programs and alcohol at events. The revised Code also addresses value-based care arrangements. We continue to assess industry responses to the Special Fraud Alert and have and may continue to make modifications to certain aspects of our speaker programs, which may have a detrimental impact on our ability to educate healthcare providers about our products and to promote use of our products, which may lead to decreased product sales and negatively impact our business, financial condition and results of operations.
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
We cannot predict what additional new legislation, agency priorities, and rulemaking may be on the horizon as the United States continue to reassess how it pays for healthcare. As a result, we cannot quantify or predict what impact any changes might have on our business and results of operations. However, any changes that lower reimbursement for our products could materially and adversely affect our business, financial condition and results of operations.
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
Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse (including system hacking or other unauthorized access by third parties to our systems) or malfunction of, or design flaws in, our products. This liability may vary based on the FDA classification associated with our devices. Notably, the classification of our G6 system as a Class II medical device is likely to weaken our ability to rely on federal preemption of state law claims that assert liability against us for harms arising from use of the G6. We may be subject to product liability claims if our products cause, or merely appear to have caused, an injury. Claims may be made by customers, healthcare providers or others selling our products. The risk of product liability claims may increase now that our G6 does not require confirmatory finger sticks when making treatment decisions or finger stick tests each day for calibration, although it does require finger stick tests when symptoms do not match readings and when readings are unavailable. The risk of claims may also increase if our products are subject to a product recall or seizure. An example of the difficulty of complying with the regulatory requirements associated with the manufacture of our products, we issued notifications to our customers regarding the audible alarms and alerts associated with our receivers.
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
Healthcare companies are subject to numerous investigations and inquiries by various governmental agencies. Further, under the False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. Depending upon whether the underlying conduct alleged in such inquiries or investigations could be considered systemic, any resolution of any such investigations could have a material, adverse effect on our financial position and results of operations.
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
We are not presently aware of any material governmental investigations involving our executives or us. However, any future investigations of our executives, our managers or us could result in significant liabilities or penalties to us, as well as adverse publicity. Even if we are found to have complied with applicable law, the investigation or litigation may pose a considerable expense and would divert management’s attention, and have a potentially negative impact on the public’s perception of us, all of which could negatively impact our financial position and results of operations. Further, should we be found out of compliance with any of these laws, regulations or programs, depending on the nature of the findings, our business, our financial position and our results of operations could be negatively impacted.
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
As changes in our business environment occur we have adjusted, and may further, adjust our business strategies to meet these changes and we may otherwise decide to further restructure our operations or particular businesses or assets. Our new organization and strategies may not produce the anticipated benefits, such as supporting our growth strategies and enhancing shareholder value. Our new organization and strategies could be less successful than our previous organizational structure and strategies. In addition, external events including changing technology, changing consumer patterns, acceptance of our products and changes in macroeconomic conditions may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write-down the value of assets. For example, current conditions, including COVID-19 and our business decisions, may reduce the value of some of our assets. We also make investments in existing or new businesses, including investments in the international expansion of our sales efforts and the build-out of our manufacturing facility in Malaysia. Additionally, we also invest in early to late-stage companies for strategic reasons and to support key business initiatives, and we may not realize a return on our equity investments. Many such companies generate net losses and the market for their products, services, or technologies may be slow to develop or never materialize. We are subject to risks associated with our equity investments including partial or complete loss of invested capital, and significant changes in the fair value of this portfolio could adversely impact our financial results, Some of these investments may have returns that are negative or low, the ultimate business prospects of the businesses related to these investments may be uncertain, and these risks may be exacerbated by COVID-19. In any of these events, our costs may increase or returns on new investments may be lower than prior to the change in strategy or restructuring.

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
Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state law provisions, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. Although the ownership changes we experienced in the past have not prevented us from using all NOLs and tax credits accumulated before such ownership changes, we could experience another ownership change that might limit our use of NOLs and tax credits in the future. In addition, realization of deferred tax assets, including net operating loss carryforwards, depends upon our future earnings in applicable tax jurisdictions. If we have insufficient future taxable income in the applicable tax jurisdiction for any reason, including any future corporate reorganization or restructuring activities, we may be limited in our ability to utilize some or all of our net operating losses to offset such income and reduce our tax liability in that jurisdiction. We anticipate that the majority of our remaining NOLs will be utilized by the end of 2022, with the exception of the NOLs limited by Section 382 of the Internal Revenue Code of 1986. See Note 8 “Income Taxes” to the consolidated financial statements for the fiscal year ended December 31, 2021 in Part II, Item 8 of our Annual Report on Form 10-K that we filed with the SEC on February 14, 2022 for additional information.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future, especially as our business continues to grow and our business plan continues to evolve. From January 1, 2022 through June 30, 2022, the closing price of our common stock on the Nasdaq Global Select Market was as high as $132.89 per share and as low as $67.99 per share. In addition, the trading prices for our common stock and other medical device companies have been highly volatile as a result of the ongoing COVID-19 pandemic.
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
•the consummation, and the anticipated benefits, of our Share Repurchase Program; and
•other events or factors, including the impact or perceived impact of our four-for-one forward stock split of our common stock, ongoing conflict in Ukraine, recessions, interest rates, local and national elections, international currency fluctuations, corruption, political instability and acts of war or terrorism.
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
This issuance of shares by us in the future, including by conversion of our senior convertible notes in certain circumstances, the issuance of shares of our common stock to partners, including up to 5,154,640 shares of our common stock that we may issue to Verily pursuant to the Restated Collaboration Agreement, or sales of shares by our stockholders may cause the market price of our common stock to decline, perhaps significantly, even if our business is performing well. The market price of our common stock could also decline if there is a perception that sales of our shares are likely to occur in the future. This might also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Also, we may issue securities in connection with future financings and acquisitions, and those shares could dilute the holdings of other stockholders.
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
In October 2021, we entered into a Second Amended and Restated Credit Agreement, or the Amended Credit Agreement, with JPMorgan Chase and other syndicate lenders, which amended and restated the credit agreement, or the Credit Agreement, we had previously entered into in December 2018 and amended in May 2020. The Amended Credit Agreement is a five-year $200.0 million revolving credit facility, or the Credit Facility. As of June 30, 2022, we had no outstanding borrowings, $7.3 million in outstanding letters of credit, and a total available balance of $192.7 million under the Amended Credit Agreement.

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
The Amended Credit Agreement imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of June 30, 2022, we were in compliance with the covenants imposed by the Amended Credit Agreement. If we violate these or any other covenants, any outstanding amounts under the Amended Credit Agreement could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
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
In connection with the sale of the 2023 Notes, we entered into convertible note hedge, or the 2023 Note Hedge, transactions with certain financial institutions, or option counterparties. We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our common stock, or the 2023 Warrants. The 2023 Note Hedge transactions are expected generally to reduce the potential dilution upon any conversion of the 2023 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2023 Notes. The 2023 Warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the exercise price of the 2023 Warrants, which is $49.60.
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
If the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than by paying cash in lieu of delivering any fractional share), we may settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity. In addition, the consideration received upon the unwind or termination of the capped call transactions may not completely offset, and may be substantially less than, any cash payments in excess of the principal amount of the Notes we are required to make upon conversion of the Notes. Even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
Our operations and performance depend on worldwide economic and political conditions. These conditions have been adversely impacted by continued global economic uncertainty, political instability and military hostilities in multiple geographies (including the conflict between Ukraine and Russia), monetary and financial uncertainties in Europe and other foreign countries, global health pandemics such as the ongoing COVID-19 pandemic, rising interest rates, and domestic and global inflationary trends. These include potential reductions in the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries. These conditions have made and may continue to make it difficult for our customers and potential customers to afford our products, and could cause our customers to stop using our products or to use them less frequently. If that were to occur, our revenue may decrease and our performance may be negatively impacted. In addition, the pressure on consumers to absorb more of their own health care costs has resulted in some cases in higher deductibles and limits on durable medical equipment, which may cause seasonality in purchasing patterns. Furthermore, during economic uncertainty, our customers have had job losses and may continue to have issues gaining timely access to sufficient health insurance or credit, which could result in their unwillingness to purchase products or impair their ability to make timely payments to us. While the potential economic impact brought by and the duration of the ongoing COVID-19 pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital on favorable terms or at all. A recession, depression or other sustained adverse market event, including any such event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock.
We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our business, financial condition and results of operations.

We may be adversely affected by the effects of inflation.
Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience cost increases. Although we may take measures to mitigate the effects of inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.
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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
None.

ITEM 5 - OTHER INFORMATION
None.

ITEM 6 - EXHIBITS
The following exhibits are filed as a part of this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

3.1	Restated Certificate of Incorporation of DexCom, Inc.	8-K	000-51222	June 10, 2022	3.1

10.01	National Logistics Center / Brokerage Logistics Center Agreement dated June 1, 2022 between Cardinal Health and DexCom, Inc.	—	—	—	—	X

10.02	Redistribution Center (RDC) Agreement dated June 6, 2022 between McKesson Corporation and DexCom, Inc.	—	—	—	—	X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 is formatted in Inline XBRL					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Dexcom specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXCOM, INC. (Registrant)

Dated:	July 28, 2022	By:	/s/ KEVIN R. SAYER
Kevin R. Sayer, Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Dated:	July 28, 2022	By:	/s/ JEREME M. SYLVAIN
Jereme M. Sylvain, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)