Form 10-Q
period 2022-09-30
DEXCOM INC
filed 2022-10-27
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 20, 2022, there were 386,258,125 shares of the registrant’s common stock outstanding.

DexCom, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2022	December 31, 2021
(In millions, except par value data)		(As Adjusted)*
Assets
Current assets:
Cash and cash equivalents	$698.1	$1,052.6
Short-term marketable securities	1,673.8	1,678.6
Accounts receivable, net	564.1	514.3
Inventory	311.0	357.3
Prepaid and other current assets	151.5	81.6
Total current assets	3,398.5	3,684.4
Property and equipment, net	1,002.5	801.8
Operating lease right-of-use assets	73.1	88.1
Goodwill	24.7	26.5
Intangibles, net	24.4	31.5
Deferred tax assets	342.3	290.5
Other assets	33.7	10.5
Total assets	$4,899.2	$4,933.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$764.2	$573.0
Accrued payroll and related expenses	112.7	125.2
Short-term operating lease liabilities	20.9	20.5
Deferred revenue	2.7	2.1
Total current liabilities	900.5	720.8
Long-term senior convertible notes	1,968.8	1,981.8
Long-term operating lease liabilities	82.1	98.6
Other long-term liabilities	123.3	90.0
Total liabilities	3,074.7	2,891.2
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 million shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 800.0 million shares authorized; 393.1 million and 386.2 million shares issued and outstanding, respectively, at September 30, 2022; and 391.4 million and 388.0 million shares issued and outstanding, respectively, at December 31, 2021	0.4	0.4
Additional paid-in capital	2,072.1	2,108.7
Accumulated other comprehensive income (loss)	(41.1)	0.5
Retained earnings	388.1	138.7
Treasury stock, at cost; 6.9 million shares at September 30, 2022 and 3.4 million shares at December 31, 2021	(595.0)	(206.2)
Total stockholders’ equity	1,824.5	2,042.1
Total liabilities and stockholders’ equity	$4,899.2	$4,933.3

* We adjusted our 2021 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted on a full retrospective basis. All periods presented have also been adjusted to reflect the four-for-one stock split. Refer to Note 1, “Organization and Significant Accounting Policies,” for further information.

See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(In millions, except per share data)		(As Adjusted)*		(As Adjusted)*
Revenue	$769.6	$650.2	$2,094.6	$1,750.3
Cost of sales	275.4	203.3	752.8	542.4
Gross profit	494.2	446.9	1,341.8	1,207.9
Operating expenses:
Research and development	110.3	128.8	367.9	367.3
Amortization of intangible assets	1.8	1.3	5.7	2.3
Selling, general and administrative	234.6	198.5	702.4	573.1
Total operating expenses	346.7	328.6	1,076.0	942.7
Operating income	147.5	118.3	265.8	265.2
Interest expense	(4.6)	(4.6)	(13.9)	(14.1)
Income from equity investments	—	—	0.2	—
Interest and other income (expense), net	3.3	(1.7)	5.5	(0.7)
Income before income taxes	146.2	112.0	257.6	250.4
Income tax expense	45.0	24.7	8.2	28.2
Net income	$101.2	$87.3	$249.4	$222.2

Basic net income per share	$0.26	$0.23	$0.64	$0.57
Shares used to compute basic net income per share	389.8	387.4	390.4	386.5
Diluted net income per share	$0.24	$0.21	$0.60	$0.54
Shares used to compute diluted net income per share	425.8	430.3	428.0	427.9

* We adjusted our 2021 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted on a full retrospective basis. All periods presented have also been adjusted to reflect the four-for-one stock split. Refer to Note 1, “Organization and Significant Accounting Policies,” for further information.

See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(In millions)		(As Adjusted)*		(As Adjusted)*
Net income	$101.2	$87.3	$249.4	$222.2
Other comprehensive income (loss), net of tax:
Translation adjustments and other	(19.6)	(1.3)	(34.9)	(1.4)
Unrealized gain (loss) on marketable debt securities	1.5	(0.1)	(6.7)	(0.4)
Total other comprehensive loss, net of tax	(18.1)	(1.4)	(41.6)	(1.8)
Comprehensive income	$83.1	$85.9	$207.8	$220.4

* We adjusted our 2021 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted on a full retrospective basis. Refer to Note 1, “Organization and Significant Accounting Policies,” for further information.

See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended September 30, 2022
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2022	392.6	$0.4	$2,028.9	$(23.0)	$286.9	$(37.3)	$2,255.9
Issuance of common stock for Employee Stock Purchase Plan	0.2	—	12.4	—	—	—	12.4
Purchases of treasury stock	(6.6)	—	—	—	—	(557.7)	(557.7)
Share-based compensation expense	—	—	30.8	—	—	—	30.8
Net income	—	—	—	—	101.2	—	101.2
Other comprehensive loss, net of tax	—	—	—	(18.1)	—	—	(18.1)
Balance at September 30, 2022	386.2	$0.4	$2,072.1	$(41.1)	$388.1	$(595.0)	$1,824.5

	Three Months Ended September 30, 2021
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2021 (As Adjusted)*	387.0	$0.4	$1,794.8	$2.8	$56.7	$(100.0)	$1,754.7
Issuance of common stock under equity incentive plans	0.3	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	11.6	—	—	—	11.6
Conversions of 2023 Notes	0.8	—	26.7	—	—	5.6	32.3
Benefit of note hedge upon conversions of 2023 Notes	(0.5)	—	65.1	—	—	(65.1)	—
Share-based compensation expense	—	—	27.5	—	—	—	27.5
Net income	—	—	—	—	87.3	—	87.3
Other comprehensive loss, net of tax	—	—	—	(1.4)	—	—	(1.4)
Balance at September 30, 2021 (As Adjusted)*	387.7	$0.4	$1,925.7	$1.4	$144.0	$(159.5)	$1,912.0

* We adjusted our 2021 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted on a full retrospective basis. All periods presented have also been adjusted to reflect the four-for-one stock split. Refer to Note 1, “Organization and Significant Accounting Policies,” for further information.

See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Nine Months Ended September 30, 2022
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021 (As Adjusted)*	388.0	$0.4	$2,108.7	$0.5	$138.7	$(206.2)	$2,042.1
Issuance of common stock under equity incentive plans	1.5	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.3	—	22.5	—	—	—	22.5
Issuance of common stock in connection with achievement of regulatory approval milestone, net of issuance costs	2.9	—	(189.3)	—	—	189.2	(0.1)
Purchases of treasury stock	(6.6)	—	—	—	—	(557.7)	(557.7)
Conversions of 2023 Notes	0.4	—	4.2	—	—	13.2	17.4
Benefit of note hedge upon conversions of 2023 Notes	(0.3)	—	33.5	—	—	(33.5)	—
Share-based compensation expense	—	—	92.5	—	—	—	92.5
Net income	—	—	—	—	249.4	—	249.4
Other comprehensive loss, net of tax	—	—	—	(41.6)	—	—	(41.6)
Balance at September 30, 2022	386.2	$0.4	$2,072.1	$(41.1)	$388.1	$(595.0)	$1,824.5

	Nine Months Ended September 30, 2021
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020 (As Adjusted)*	384.4	$0.4	$1,726.5	$3.2	$(78.2)	$(100.0)	$1,551.9
Issuance of common stock under equity incentive plans	2.8	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.2	—	20.3	—	—	—	20.3
Tax benefit related to Senior Convertible Notes	—	—	—	—	—	—	—
Conversions of 2023 Notes	0.8	—	26.7	—	—	5.6	32.3
Benefit of note hedge upon conversions of 2023 Notes	(0.5)	—	65.1	—	—	(65.1)	—
Share-based compensation expense	—	—	87.1	—	—	—	87.1
Net income	—	—	—	—	222.2	—	222.2
Other comprehensive loss, net of tax	—	—	—	(1.8)	—	—	(1.8)
Balance at September 30, 2021 (As Adjusted)*	387.7	$0.4	$1,925.7	$1.4	$144.0	$(159.5)	$1,912.0

* We adjusted our 2021 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted on a full retrospective basis. All periods presented have been adjusted to reflect the four-for-one stock split. Refer to Note 1, “Organization and Significant Accounting Policies,” for further information.

See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
(In millions)		(As Adjusted)*
Operating activities
Net income	$249.4	$222.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	119.6	69.9
Share-based compensation	92.5	87.1
Non-cash interest expense	4.7	5.8
Realized (gain) loss on equity investment	(0.2)	—
Deferred income taxes	(53.6)	0.2
Other non-cash income and expenses	31.9	30.5
Changes in operating assets and liabilities:
Accounts receivable, net	(51.6)	(90.6)
Inventory	43.6	(106.2)
Prepaid and other assets	(81.2)	(18.2)
Operating lease right-of-use assets and liabilities, net	(6.1)	(0.1)
Accounts payable and accrued liabilities	171.3	128.9
Accrued payroll and related expenses	(14.0)	0.5
Deferred revenue and other liabilities	30.7	6.7
Net cash provided by operating activities	537.0	336.7
Investing activities
Purchases of marketable securities	(1,397.7)	(1,540.2)
Proceeds from sale and maturity of marketable securities	1,387.8	2,165.3
Purchases of property and equipment	(301.3)	(309.0)
Acquisitions, net of cash acquired	(3.9)	(31.6)
Other investing activities	(12.3)	(4.5)
Net cash provided by (used in) investing activities	(327.4)	280.0
Financing activities
Net proceeds from issuance of common stock	22.5	20.3
Purchases of treasury stock	(557.7)	—
Other financing activities	(16.3)	(9.1)
Net cash provided by (used in) financing activities	(551.5)	11.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12.6)	(0.9)
Increase (decrease) in cash, cash equivalents and restricted cash	(354.5)	627.0
Cash, cash equivalents and restricted cash, beginning of period	1,053.6	818.2
Cash, cash equivalents and restricted cash, end of period	$699.1	$1,445.2

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$698.1	$1,444.3
Restricted cash	1.0	0.9
Total cash, cash equivalents and restricted cash	$699.1	$1,445.2

	Nine Months Ended
	September 30,
	2022	2021
		(As Adjusted)*
Supplemental disclosure of non-cash investing and financing transactions:
Shares issued for conversions of 2023 Notes	$35.9	$94.5
Shares received under note hedge upon conversions of 2023 Notes	$(33.5)	$(65.1)
Acquisition of property and equipment included in accounts payable and accrued liabilities	$60.3	$30.2
Right-of-use assets obtained in exchange for operating lease liabilities	$(0.7)	$12.2
Right-of-use assets obtained in exchange for finance lease liabilities	$15.8	$6.3

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
Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. We expect that revenues we generate from the sales of our products will fluctuate from quarter to quarter. We experience seasonality that is typical in our industry, with lower sales in the first quarter of each year compared to the fourth quarter of the previous year.
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

Revenue Recognition
The timing of revenue recognition is based on the satisfaction of performance obligations. Substantially all of the performance obligations associated with our Components are satisfied at a point in time, which typically occurs at shipment of our products. Terms of direct and distributor orders are generally Freight on Board (“FOB”) shipping point for U.S. orders or Free Carrier (“FCA”) shipping point for international orders. For certain sales transactions, control transfers at delivery of the product to the customer.
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
Accounts receivable as of September 30, 2022 included unbilled accounts receivable of $8.7 million. We expect to invoice and collect all unbilled accounts receivable within twelve months.
We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation.
Our performance obligations are generally satisfied within twelve months of the initial contract date. The deferred revenue balances related to performance obligations that will be satisfied after twelve months was $23.6 million as of September 30, 2022 and $16.1 million as of December 31, 2021. These balances are included in other long-term liabilities in our consolidated balance sheets. Revenue recognized in the period from performance obligations satisfied in previous periods was not material for the periods presented.
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

Below is a summary of the changes in our consolidated balance sheets we originally reported as of December 31, 2020 and 2021 under the ASC 470-20 legacy guidance compared to our adjusted consolidated balance sheets under the new ASU 2020-06 guidance we adopted and reflective of our four-for-one forward stock split:

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
Below is a summary of the changes in our consolidated statements of operations for the three and nine months ended September 30, 2021 we originally reported under the ASC 470-20 legacy guidance compared to our adjusted consolidated statements of operations under the new ASU 2020-06 guidance we adopted and reflective of our four-for-one forward stock split:

Consolidated Statement of Operations	Three Months Ended September 30, 2021
(In millions, except per share data)	As Previously Reported	ASU 2020-06 Adjustment	As Adjusted
Interest expense	$(25.1)	$20.5	$(4.6)
Income before income taxes	90.7	21.3	112.0
Income tax expense	19.8	4.9	24.7
Net income	70.9	16.4	87.3
Basic net income per share	0.18	0.05	0.23
Diluted net income per share (1)	$0.18	$0.03	$0.21
Shares used to compute diluted net income per share	402.0	28.3	430.3

Consolidated Statement of Operations	Nine Months Ended September 30, 2021
(In millions, except per share data)	As Previously Reported	ASU 2020-06 Adjustment	As Adjusted
Interest expense	$(75.1)	$61.0	$(14.1)
Income (Loss) before taxes	188.6	61.8	250.4
Income tax expense (benefit)	14.5	13.7	28.2
Net income	174.1	48.1	222.2
Basic net income per share	0.45	0.12	0.57
Diluted net income per share (2)	$0.44	$0.10	$0.54
Shares used to compute diluted net income per share	399.3	28.6	427.9
(1) Dilutive net income used for diluted net income per share under ASU 2020-06 includes $2.8 million add back of interest expense, net of tax, attributable to assumed conversion of senior convertible notes.
(2) Dilutive net income used for diluted net income per share under ASU 2020-06 includes $8.6 million add back of interest expense, net of tax, attributable to assumed conversion of senior convertible notes.

Below is a summary of our consolidated balance sheet as of September 30, 2022 and consolidated statements of operations for the three and nine months ended September 30, 2022 under the ASC 470-20 legacy guidance compared to the new ASU 2020-06 guidance we adopted.

Consolidated Balance Sheet	As of September 30, 2022
(In millions)	As computed under ASC 470-20	ASU 2020-06 Adjustment	As reported under ASU 2020-06
Prepaid and other current assets	$168.6	$(17.1)	$151.5
Deferred tax assets	271.3	71.0	342.3
Long-term senior convertible notes	1,753.1	215.7	1,968.8
Additional paid-in-capital	2,466.5	(394.4)	2,072.1
Retained earnings	$155.5	$232.6	$388.1

Consolidated Statement of Operations	Three Months Ended September 30, 2022
(In millions, except per share data)	As computed under ASC 470-20	ASU 2020-06 Adjustment	As reported under ASU 2020-06
Interest expense	$(25.5)	$20.9	$(4.6)
Income before income taxes	125.3	20.9	146.2
Income tax expense	40.8	4.2	45.0
Net income	84.5	16.7	101.2
Basic net income per share	0.22	0.04	0.26
Diluted net income per share (1)	$0.21	$0.03	$0.24
Shares used to compute diluted net income per share	398.9	26.9	425.8

Consolidated Statement of Operations	Nine Months Ended September 30, 2022
(In millions, except per share data)	As computed under ASC 470-20	ASU 2020-06 Adjustment	As reported under ASU 2020-06
Loss on extinguishment of debt	$(0.4)	$0.4	$—
Interest expense	(76.0)	62.1	(13.9)
Income before income taxes	195.1	62.5	257.6
Income tax expense (benefit)	(7.8)	16.0	8.2
Net income	202.9	46.5	249.4
Basic net income per share (2)	0.52	0.12	0.64
Diluted net income per share	$0.51	$0.09	$0.60
Shares used to compute diluted net income per share	401.1	26.9	428.0
(1) Dilutive net income used for diluted net income per share under ASU 2020-06 includes $2.8 million add back of interest expense, net of tax, attributable to assumed conversion of senior convertible notes.
(2) Dilutive net income used for diluted net income per share under ASU 2020-06 includes $8.3 million add back of interest expense, net of tax, attributable to assumed conversion of senior convertible notes.

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
When we account for these agreements, we consider the unique nature, terms and facts and circumstances of each transaction. Below are some example activities and how we account for them:
•Payments to collaboration partners through issuance of common stock as consideration in an asset acquisition are considered share-based payment to non-employees in exchange for goods within the scope of ASC Topic 718, “Compensation - Stock Compensation.” The amount and the timing of the cost recognition of such milestones in our financial statements is driven by the accounting for the specific type of equity instrument under ASC 718 that aligns with the terms of the agreement, including any performance conditions.
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
The following table sets forth the computation of basic and diluted net income per share for the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
		As Adjusted		As Adjusted
Net income	$101.2	$87.3	$249.4	$222.2
Add back interest expense, net of tax attributable to assumed conversion of senior convertible notes	2.8	2.8	8.3	8.6
Net income - diluted	$104.0	$90.1	$257.7	$230.8

Net income per common share
Basic	$0.26	$0.23	$0.64	$0.57
Diluted	$0.24	$0.21	$0.60	$0.54

Basic weighted average shares outstanding	389.8	387.4	390.4	386.5
Dilutive potential common stock outstanding:
Restricted stock units	0.5	2.0	0.9	2.1
Warrants	8.6	12.6	9.8	10.8
Senior convertible notes	26.9	28.3	26.9	28.5
Diluted weighted average shares outstanding	425.8	430.3	428.0	427.9
Outstanding anti-dilutive securities not included in the diluted net income per share attributable to common stockholders calculations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
		As Adjusted		As Adjusted
Restricted stock units	1.3	—	0.5	—

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

2. Collaboration with Verily Life Sciences
On November 20, 2018, we entered into an Amended and Restated Collaboration and License Agreement with Verily Life Sciences LLC (an Alphabet Company) and Verily Ireland Limited (collectively, “Verily”), which we refer to as the Restated Collaboration Agreement. This replaced our original Collaboration and License Agreement with Verily dated August 10, 2015, as amended in October 2016, including the royalty obligations provisions under that original agreement. Pursuant to the Restated Collaboration Agreement, we and Verily have agreed to continue to jointly develop a certain next-generation CGM product, and potentially one or more additional CGM products, for which we will have exclusive commercialization rights.
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
In the first quarter of 2022, we received regulatory approval and issued 2,945,508 shares of our common stock in connection with our achievement of the related milestone. Additional sales-based milestone payments equivalent to 5,154,640 shares of our common stock may become due and payable upon achievement of certain revenue targets. The sales-based milestones are contingent upon the achievement of certain revenue targets for a future commercial product. As of September 30, 2022, we have not determined the achievement of the sales-based milestones to be probable and as such, no cost has been recognized for these milestones. All milestones may be paid in cash or shares of our common stock, at our election. If we elect to make these milestone payments in cash, any such cash payment would be equal to the number of shares that would otherwise be issued for the given milestone payment multiplied by the value of our stock on the date the relevant milestone is achieved, and adjusted to give effect to any stock splits, dividends, or similar events. We intend to pay the sales-based contingent milestones in shares of our common stock.
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

The following table summarizes financial assets that we measured at fair value on a recurring basis as of September 30, 2022, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$478.1	$—	$—	$478.1

Debt securities, available-for-sale:
U.S. government agencies (1)	—	1,327.0	—	1,327.0
Commercial paper	—	201.8	—	201.8
Corporate debt	—	131.5	—	131.5
Supranationals	—	13.5	—	13.5
Total debt securities, available-for-sale	—	1,673.8	—	1,673.8

Other assets (2)	8.9	—	—	8.9

Total assets measured at fair value on a recurring basis	$487.0	$1,673.8	$—	$2,160.8
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
There were no transfers into or out of Level 3 securities during the three and nine months ended September 30, 2022 and 2021.
We hold certain other investments that we do not measure at fair value on a recurring basis. The carrying values of these investments are $17.0 million as of September 30, 2022 and $4.5 million as of December 31, 2021. We include them in other assets in our consolidated balance sheets. It is impracticable for us to estimate the fair value of these investments on a recurring basis due to the fact that these entities are privately held and limited information is available. We monitor the information that becomes available from time to time and adjust the carrying values of these investments if there are identified events or changes in circumstances that have a significant effect on the fair values.

Fair Value of Senior Convertible Notes
The fair value, based on trading prices (Level 1 inputs), of our senior convertible notes were as follows as of the dates indicated:

	Fair Value Measurements Using Level 1
(In millions)	September 30, 2022	December 31, 2021
Senior Convertible Notes due 2023	$1,533.4	$2,589.6
Senior Convertible Notes due 2025	1,118.6	1,432.9
Total fair value of outstanding senior convertible notes	$2,652.0	$4,022.5
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
As of September 30, 2022 and December 31, 2021, notional amounts of $51.0 million and $40.0 million, respectively, were outstanding to hedge certain foreign currency risk. The resulting impact on our consolidated financial statements from currency hedging activities was not significant for the three and nine months ended September 30, 2022 and September 30, 2021.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
In accordance with authoritative guidance, we measure certain non-financial assets and liabilities at fair value on a non-recurring basis. These measurements are usually performed using the discounted cash flow method or cost method and Level 3 inputs. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets, and property and equipment, are measured at fair value when there are indicators of impairment and are recorded at fair value only when an impairment is recognized. We recorded no significant impairment losses during the three and nine months ended September 30, 2022 and September 30, 2021.

4. Balance Sheet Details

Short-Term Marketable Securities
Short-term marketable securities, consisting of available-for-sale debt securities, were as follows as of the dates indicated:

	September 30, 2022
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies (1)	$1,336.8	$—	$(9.8)	$1,327.0
Commercial paper	202.0	—	(0.2)	201.8
Corporate debt	132.4	—	(0.9)	131.5
Supranationals	13.5	—	—	13.5
Total debt securities, available-for-sale	$1,684.7	$—	$(10.9)	$1,673.8

	December 31, 2021
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies	$1,212.1	$—	$(1.5)	$1,210.6
Commercial paper	189.8	—	(0.1)	189.7
Corporate debt	224.6	—	(0.3)	224.3
Supranationals	54.1	—	(0.1)	54.0
Total debt securities, available-for-sale	$1,680.6	$—	$(2.0)	$1,678.6
(1) Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.
As of September 30, 2022, the estimated market value of our debt securities with contractual maturities up to twelve months was $1.67 billion. As of December 31, 2021, the estimated market value of our debt securities with contractual maturities up to twelve months and up to 18 months was $1.36 billion and $320.7 million, respectively. Gross realized gains and losses on sales of our debt securities for the three and nine months ended September 30, 2022 and September 30, 2021 were not significant.
We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities at September 30, 2022 were primarily due to increases in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Inventory

(In millions)	September 30, 2022	December 31, 2021
Raw materials	$165.2	$145.2
Work-in-process	31.6	16.2
Finished goods	114.2	195.9
Total inventory	$311.0	$357.3

Prepaid and Other Current Assets

(In millions)	September 30, 2022	December 31, 2021
Prepaid expenses	$90.5	$51.9
Income tax receivables	33.0	2.3
Other current assets	28.0	27.4
Total prepaid and other current assets	$151.5	$81.6

Property and Equipment

(In millions)	September 30, 2022	December 31, 2021
Land (1)	$25.6	$15.6
Building (1)	54.3	49.1
Furniture and fixtures	32.8	30.7
Computer software and hardware	57.4	52.7
Machinery and equipment	360.6	272.9
Leasehold improvements	272.4	251.6
Construction in progress	537.9	360.7
Total cost	1,341.0	1,033.3
Less accumulated depreciation and amortization	(338.5)	(231.5)
Total property and equipment, net	$1,002.5	$801.8
(1) Represents finance lease right-of-use assets.

Other Assets
Other assets were $33.7 million and $10.5 million as of September 30, 2022 and December 31, 2021, respectively. The increase in other assets is primarily due to an increase in long-term equity investments in privately held entities and a term deposit.

Accounts Payable and Accrued Liabilities

(In millions)	September 30, 2022	December 31, 2021
		As Adjusted
Accounts payable trade	$198.1	$189.4
Accrued tax, audit, and legal fees	33.7	40.6
Accrued rebates	467.0	260.5
Accrued warranty	13.4	12.9
Contractual obligations	—	15.0
Other accrued liabilities	52.0	54.6
Total accounts payable and accrued liabilities	$764.2	$573.0

Accrued Payroll and Related Expenses

(In millions)	September 30, 2022	December 31, 2021
Accrued wages, bonus and taxes	$83.3	$91.8
Other accrued employee benefits	29.4	33.4
Total accrued payroll and related expenses	$112.7	$125.2

Other Long-Term Liabilities

(In millions)	September 30, 2022	December 31, 2021
Finance lease obligations	$60.4	$57.0
Deferred revenue, long-term	23.6	16.1
Deferred tax liabilities	5.3	5.9
Other tax liabilities	25.5	2.8
Other liabilities	8.5	8.2
Total other long-term liabilities	$123.3	$90.0

5. Debt

Senior Convertible Notes
The carrying amounts of our senior convertible notes were as follows as of the dates indicated:

(Dollars in millions)	September 30, 2022	December 31, 2021
		As Adjusted
Principal amount:
Senior Convertible Notes due 2023	$774.8	$792.3
Senior Convertible Notes due 2025	1,207.5	1,207.5
Total principal amount	1,982.3	1,999.8
Unamortized debt issuance costs	(13.5)	(18.0)
Carrying amount of senior convertible notes	$1,968.8	$1,981.8
For our senior convertible notes for which the if-converted value exceeded the principal amount, the amount in excess of principal was as follows as of the dates indicated:

(In millions)	September 30, 2022	December 31, 2021
Senior Convertible Notes due 2023	$749.5	$1,797.3
Senior Convertible Notes due 2025	—	141.8
Total by which the notes’ if-converted value exceeds their principal amount	$749.5	$1,939.1
The following table summarizes the components of interest expense and the effective interest rates for each of our senior convertible notes for the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
		As Adjusted		As Adjusted
Cash interest expense:
Contractual coupon interest (1)	$2.3	$2.4	$6.7	$7.0
Non-cash interest expense:
Amortization of debt issuance costs	1.4	1.5	4.3	4.5
Total interest expense recognized on senior notes	$3.7	$3.9	$11.0	$11.5

Effective interest rate:
Senior Convertible Notes due 2023	1.1%	1.1%	1.1%	1.1%
Senior Convertible Notes due 2025	0.5%	0.5%	0.5%	0.5%

(1) Interest on the 2023 Notes began accruing upon issuance and is payable semi-annually on June 1 and December 1 of each year. Interest on the 2025 Notes began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year.

0.75% Senior Convertible Notes due 2023
In November 2018, we completed an offering of $850.0 million aggregate principal amount of unsecured senior convertible notes with a stated interest rate of 0.75% and a maturity date of December 1, 2023 (the “2023 Notes”). The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $836.6 million. The initial conversion rate of the 2023 Notes is 24.3476 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $41.07 per share, subject to adjustments, with a maximum conversion rate of 32.2604. We entered into transactions for a convertible note hedge (the “2023 Note Hedge”) and warrants (the “2023 Warrants”) concurrently with the issuance of the 2023 Notes. The 2023 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. We use the if-converted method for assumed conversion of the 2023 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share.
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
Holders of $17.5 million in aggregate principal amount of the 2023 Notes elected conversion at their option during the nine months ended September 30, 2022. We settled these conversions using treasury stock. We issued 425,188 treasury shares to settle the converted 2023 Notes. We received 287,280 shares of common stock from the exercise of a portion of the 2023 Note Hedge that we purchased concurrently with the issuance of the 2023 Notes, as described below. There were an immaterial amount of conversions during the three months ended September 30, 2022 that settled in the fourth quarter.
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
Circumstance (1) listed above occurred during the quarters ended December 31, 2021, March 31, 2022, and June 30, 2022. As a result, the 2023 Notes were convertible at the option of the holder from January 1, 2022 through September 30, 2022. Circumstance (1) listed above also occurred during the quarter ended September 30, 2022 and as a result, the 2023 Notes will remain convertible at the option of the holder from October 1, 2022 through December 31, 2022. See above for a description of conversion activity related to the 2023 Notes.
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
2023 Note Hedge
In connection with the offering of the 2023 Notes, in November 2018 we entered into convertible note hedge transactions with two of the initial purchasers of the 2023 Notes (the “2023 Counterparties”) entitling us to purchase up to 20.7 million shares of our common stock at an initial price of $41.07 per share, each of which is subject to adjustment. The cost of the 2023 Note Hedge was $218.9 million and we accounted for it as an equity instrument by recognizing $218.9 million in additional paid-in capital during 2018. The 2023 Note Hedge will expire on December 1, 2023. The 2023 Note Hedge is expected to reduce the potential equity dilution upon any conversion of the 2023 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2023 Notes if the daily volume-weighted average price per share of our common stock exceeds the strike price of the 2023 Note Hedge. The strike price of the 2023 Note Hedge initially corresponds to the conversion price of the 2023 Notes and is subject to certain adjustments under the terms of the 2023 Note Hedge. An assumed exercise of the 2023 Note Hedge by us is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share. See above for a description of conversion activity related to the 2023 Notes and shares received as the result of exercising a portion of the 2023 Note Hedge.
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
0.25% Senior Convertible Notes due 2025
In May 2020, we completed an offering of $1.21 billion aggregate principal amount of unsecured senior convertible notes with a stated interest rate of 0.25% and a maturity date of November 15, 2025 (the “2025 Notes”). The net proceeds from the offering, after deducting initial purchasers’ discounts and estimated costs directly related to the offering, were approximately $1.19 billion. The initial conversion rate of the 2025 Notes is 6.6620 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $150.11 per share, subject to adjustments, with a maximum conversion rate of 9.4928. The 2025 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. We use the if-converted method for assumed conversion of the 2025 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share.
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

Revolving Credit Agreement
Terms of the Revolving Credit Agreement
In October 2021, we entered into a Second Amended and Restated Credit Agreement (the "Amended Credit Agreement"), which amended and restated the credit agreement we had previously entered into in December 2018 and amended in May 2020 (the “Credit Agreement”). The Amended Credit Agreement is a five-year revolving credit facility that provides for an available principal amount of $200.0 million which can be increased up to $500.0 million at our option subject to customary conditions and approval of our lenders (the “Credit Facility”). The Amended Credit Agreement will mature on October 13, 2026. Borrowings under the Amended Credit Agreement are available for general corporate purposes, including working capital and capital expenditures.
Information related to availability and outstanding borrowings on our Amended Credit Agreement is as follows as of the date indicated:

(In millions)	September 30, 2022
Available principal amount	$200.0
Letters of credit sub-facility	25.0
Outstanding borrowings	—
Outstanding letters of credit	7.3
Total available balance	$192.7
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
Our obligations under the Amended Credit Agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of Dexcom and the guarantors, including all or a portion of the equity interests of our domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge). The Amended Credit Agreement contains covenants that limit certain indebtedness, liens, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents, and sale and leaseback transactions of Dexcom or any of its domestic subsidiaries. The Amended Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of September 30, 2022.
As of September 30, 2022, we also have a guarantee facility related to our international operations which is collateralized by a $9.8 million term deposit that is included in non-current “Other assets” on our consolidated balance sheets.

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
During the year ended December 31, 2021 and the nine months ended September 30, 2022, we and certain Abbott Diabetes Care, Inc. (“Abbott”) entities served complaints for patent infringement, validity and other patent related actions against each other in multiple jurisdictions, inside and outside the United States. We intend to vigorously pursue our claims and defenses in these cases to protect our intellectual property and to defend against Abbott’s infringement allegations.
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

7. Income Taxes
We estimate our annual effective tax rate to be 31.1% for the full year 2022, which differs from the U.S. federal statutory rate due to state and foreign income taxes, nondeductible executive compensation, and increases to unrecognized tax benefits offset by federal research tax credits generated. Our effective tax rate of 3.2% for the nine months ended September 30, 2022 was primarily due to income tax expense from normal, recurring operations, partially offset by discrete excess tax benefits recognized for share-based compensation for employees and the Verily milestone payment.

8. Stockholders’ Equity
Share-Based Compensation
Our share-based compensation expense is associated with RSUs, PSUs, and our Employee Stock Purchase Plan, or ESPP. The following table summarizes our share-based compensation expense included in our consolidated statements of operations for the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Cost of sales	$3.0	$2.0	$8.1	$6.6
Research and development	10.8	9.8	32.0	31.3
Selling, general and administrative	17.0	15.7	52.4	49.2
Total share-based compensation expense	$30.8	$27.5	$92.5	$87.1
At September 30, 2022, unrecognized estimated compensation costs related to RSUs, PSUs and ESPP totaled $201.9 million and is expected to be recognized through 2026.
Equity Award Activity
The total vest date fair value of RSUs and PSUs that vested during the nine months ended September 30, 2022 was $135.2 million and $17.3 million, respectively.

Share Repurchase Program and Treasury Shares
On July 26, 2022, a duly authorized committee of our Board of Directors authorized and approved a share repurchase program of up to $700.0 million of our outstanding common stock, with a repurchase period ending no later than June 30, 2023 (the “Share Repurchase Program”). Shares of common stock repurchased under the Share Repurchase Program become treasury shares. Repurchases of our common stock under the Share Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions or by other methods, at our discretion, and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable federal and state laws and regulations.
On August 1, 2022, we entered into an accelerated share repurchase (“ASR”) agreement with JPMorgan Chase Bank, National Association (“JP Morgan”) to repurchase up to$700.0 million of our common stock on an accelerated basis through September 29, 2022. On August 3, 2022, we paid $700.0 million to JP Morgan and received an initial delivery of approximately 3.0 million shares of common stock. The final notional amount under the ASR agreement was $557.7 million or approximately 6.6 million shares of our common stock based on the daily average volume-weighted average price of our common stock during the term of the ASR for the period from August 1, 2022 to August 31, 2022, less a discount. The ASR agreement concluded on September 1, 2022.
The ASR was a forward contract indexed to our own common stock. The forward contract met all of the applicable criteria for equity classification, so we did not account for it as a derivative instrument. We have reflected the shares delivered to us by the financial institution as treasury shares as of the dates they were delivered to us in computing weighted average shares outstanding for both basic and diluted net income per share.
Repurchased shares of our common stock are held as treasury shares until they are reissued or retired. We have not yet determined the ultimate disposition of repurchased shares and consequently we continue to hold them as treasury shares rather than retiring them. Future stock repurchases under the Share Repurchase Program are at the discretion of our management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time.

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
Dexcom is domiciled in the United States. We sell our CGM systems through a direct sales force in the North America, Asia Pacific, Europe, and the Middle East, and through distribution arrangements in the United States, and certain countries in Africa, Asia, Europe, Latin America, and the Middle East, as well as Australia, Canada, and New Zealand.

Revenue by geographic region
During the three and nine months ended September 30, 2022 and September 30, 2021, no individual country outside the United States generated revenue that represented more than 10% of our total revenue. The table below sets forth revenue by our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the components. The majority of our long-lived assets are located in the United States.

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total
United States	$573.4	75%	$489.6	75%
Outside of the United States	196.2	25%	160.6	25%
Total revenue	$769.6	100%	$650.2	100%

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total
United States	$1,535.6	73%	$1,332.3	76%
Outside of the United States	559.0	27%	418.0	24%
Total revenue	$2,094.6	100%	$1,750.3	100%
Revenue by customer sales channel
The following table sets forth revenue by major sales channel for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Distributor	$656.2	85%	$552.3	85%
Direct	113.4	15%	97.9	15%
Total revenue	$769.6	100%	$650.2	100%

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Distributor	$1,768.4	84%	$1,438.9	82%
Direct	326.2	16%	311.4	18%
Total revenue	$2,094.6	100%	$1,750.3	100%

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

Global Presence

We have built a direct sales organization in North America, Asia Pacific, Europe, and the Middle East to call on health care professionals, such as endocrinologists, physicians and diabetes educators, who can educate and influence patient adoption of continuous glucose monitoring. To complement our direct sales efforts, we have entered into distribution arrangements in the United States, and certain countries in Africa, Asia, Europe, Latin America, and the Middle East, as well as Australia, Canada, and New Zealand that allow distributors to sell our products.

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
Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The critical accounting estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There were no material changes to our critical accounting estimates during the nine months ended September 30, 2022.

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue growth, gross profit, operating income, net income, and cash flow from operations.
Key Highlights for the Three Months Ended September 30, 2022 include the following:

Revenue	Gross Profit	Operating Income	Net Income	Operating Cash Flow
$769.6 million	$494.2 million	$147.5 million	$101.2 million	$293.2 million
up 18% from the same period 2021	up 11% from the same period 2021	up 25% from the same period 2021	up 16% from the same period 2021	up 19% from the same period 2021
We ended the third quarter of 2022 with cash, cash equivalents and short-term marketable securities totaling $2.37 billion.

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

Results of Operations

QTD Revenue and Gross Margin %
$650.2 M
$769.6 M
68.7%
64.2%
QTD 2021
QTD 2022
Revenue
Gross Profit Margin %

Financial Overview

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
	Three Months Ended September 30,				2022 - 2021
(In millions, except per share amounts)	2022	% of Revenue (1)	2021	% of Revenue (1)	$ Change	% Change
			(As Adjusted)*
Revenue	$769.6	100%	$650.2	100%	$119.4	18%
Cost of sales	275.4	36%	203.3	31%	72.1	35%
Gross profit	494.2	64.2%	446.9	68.7%	47.3	11%
Operating expenses:
Research and development	110.3	14%	128.8	20%	(18.5)	(14)%
Amortization of intangible assets	1.8	—%	1.3	—%	0.5	38%
Selling, general and administrative	234.6	30%	198.5	31%	36.1	18%
Total operating expenses	346.7	45%	328.6	51%	18.1	6%
Operating income	147.5	19%	118.3	18%	29.2	25%
Interest expense	(4.6)	(1)%	(4.6)	(1)%	—	—%
Interest and other income (expense), net	3.3	—%	(1.7)	—%	5.0	**
Income before income taxes	146.2	19%	112.0	17%	34.2	31%
Income tax expense	45.0	6%	24.7	4%	20.3	82%
Net income	$101.2	13%	$87.3	13%	$13.9	16%

Basic net income per share	$0.26	**	$0.23	**	$0.03	13%
Diluted net income per share	$0.24	**	$0.21	**	$0.03	14%

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
Income from equity investments
Income from equity investments is comprised of realized gains from the sale of an equity investment.
Interest and other income (expense), net
Interest and other income (expense), net consists primarily of interest income on our marketable debt securities portfolio and foreign currency transaction gains and losses due to the effects of foreign currency fluctuations.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Revenue
The revenue increase was primarily due to increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base, partially offset by mix shift and price associated with the evolution of our channel and product strategy.

Disposable sensor and other revenue comprised approximately 87% of total revenue and Reusable Hardware revenue comprised approximately 13% of total revenue for the three months ended September 30, 2022. Disposable sensor and other revenue comprised approximately 84% of total revenue and Reusable Hardware revenue comprised approximately 16% of total revenue for the three months ended September 30, 2021.

Cost of Sales & Gross Profit
Cost of sales and gross profit increased primarily due to an increase in sales volume.

The decrease in gross profit margin in the third quarter of 2022 compared to the third quarter of 2021 was primarily driven by price, product, and channel mix changes and pressure on revenue due to sales in foreign currencies.

Research and Development Expense
Research and development expense decreased primarily due to $13.5 million in lower third party and consulting fees related to software development for new products and significant enhancements,$3.8 million in lower costs related to set-up and validation costs for new CGM equipment, and $2.6 million in lower clinical trials costs.

We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.

Selling, General and Administrative Expense
Selling, general and administrative expense increased primarily due to $12.3 million in compensation-related costs primarily due to higher headcount, $6.7 million in advertising and marketing costs due to an increase in worldwide marketing campaigns, $4.9 million in legal expense related to litigation, and $1.6 million in travel and entertainment expenses.

Income Tax Expense
Our estimated annual effective tax rate from normal, recurring operations decreased from 31.4% to 31.1% during the three months ended September 30, 2022 primarily due to impacts of foreign operations. There were no significant discrete items recognized for the three months ended September 30, 2022.

The income tax expense recorded for the three months ended September 30, 2021 is primarily attributable to excess tax benefits recognized for employee share-based compensation, offset by income tax expense from normal, recurring operations.

YTD Revenue and Gross Margin %
$1,750.3 M
$2,094.6 M
69.0%
64.1%
YTD 2021
YTD 2022
Revenue
Gross Profit Margin %

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
	Nine Months Ended September 30,				2022 - 2021
(In millions, except per share amounts)	2022	% of Revenue (1)	2021	% of Revenue (1)	$ Change	% Change
			(As Adjusted)*
Revenue	$2,094.6	100%	$1,750.3	100%	$344.3	20%
Cost of sales	752.8	36%	542.4	31%	210.4	39%
Gross profit	1,341.8	64.1%	1,207.9	69.0%	133.9	11%
Operating expenses:
Research and development	367.9	18%	367.3	21%	0.6	—%
Amortization of intangible assets	5.7	—%	2.3	—%	3.4	**
Selling, general and administrative	702.4	34%	573.1	33%	129.3	23%
Total operating expenses	1,076.0	51%	942.7	54%	133.3	14%
Operating income	265.8	13%	265.2	15%	0.6	—%
Interest expense	(13.9)	(1)%	(14.1)	(1)%	0.2	(1)%
Income from equity investments	0.2	—%	—	—%	0.2	**
Interest and other income (expense), net	5.5	—%	(0.7)	—%	6.2	**
Income before income taxes	257.6	12%	250.4	14%	7.2	3%
Income tax expense	8.2	—%	28.2	2%	(20.0)	(71)%
Net income	$249.4	12%	$222.2	13%	$27.2	12%

Basic net income per share	$0.64	**	$0.57	**	$0.07	12%
Diluted net income per share	$0.60	**	$0.54	**	$0.06	11%

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
** Not meaningful

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenue
The revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base, partially offset by mix shift and price associated with the evolution of our channel and product strategy.

Disposable sensor and other revenue comprised approximately 86% of total revenue and Reusable Hardware revenue comprised approximately 14% of total revenue for the nine months ended September 30, 2022. Disposable sensor and other revenue comprised approximately 84% of total revenue and Reusable Hardware revenue comprised approximately 16% of total revenue for the nine months ended September 30, 2021.

Cost of Sales & Gross Profit
Cost of sales and gross profit increased primarily due to an increase in sales volume.

The decrease in gross profit margin in 2022 compared to 2021 was primarily driven by price, product, and channel mix changes and pressure on revenue due to sales in foreign currencies.

Research and Development Expense
Research and development expense increased primarily due to $17.9 million in compensation-related costs primarily due to higher headcount and various increases to individually insignificant items, partially offset by $20.8 million in lower third party and consulting fees primarily related to software development for new products and significant enhancements.

We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.

Selling, General and Administrative Expense
Selling, general and administrative expense increased primarily due to $35.0 million in compensation-related costs primarily due to higher headcount, $30.1 million in advertising and marketing costs due to an increase in worldwide marketing campaigns, $13.5 million in legal expense related to litigation, $9.3 million in travel and entertainment expenses, and $9.1 million in depreciation expense primarily due to higher property and equipment balances and accelerated depreciation related to business transition activities.

Income Tax Expense
The income tax expense recorded for the nine months ended September 30, 2022 is primarily attributable to income tax expense from normal, recurring operations offset by excess tax benefits recognized for share-based compensation for employees (net of disallowed executive compensation) and the Verily milestone payment, and generation of research and development tax credits.

The income tax expense recorded for the nine months ended September 30, 2021 is primarily attributable to normal, recurring operations, partially offset by excess tax benefits recognized for share-based compensation for employees (net of disallowed executive compensation) and a one-time tax benefit related to the revaluation of our U.K. net operating loss deferred tax asset resulting from the increase in the U.K. corporate rate from 19% to 25%, effective April 2023.

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

Main Sources of Liquidity
Cash, cash equivalents and short-term marketable securities
Our cash, cash equivalents and short-term marketable securities totaled $2.37 billion as of September 30, 2022. None of those funds were restricted and approximately 96% of those funds were located in the United States.
Cash flow from Operations
For the nine months ended September 30, 2022, we had positive cash inflows of $537.0 million from operating activities. We anticipate that we will continue to generate positive cash inflows for the foreseeable future.
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
Revolving Credit Agreement
As of September 30, 2022, we had no outstanding borrowings, $7.3 million in outstanding letters of credit, and a total available balance of $192.7 million under the Amended Credit Agreement. We monitor counterparty risk associated with the institutional lenders that are providing the Credit Facility. We currently believe that the Credit Facility will be available to us should we choose to borrow under it. Revolving loans will be available for general corporate purposes, including working capital and capital expenditures. See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for more details on the Revolving Credit Agreement.
Short-term Liquidity Requirements
Our short-term liquidity requirements primarily consist of regular operating costs, interest payments related to our senior convertible notes, capital expenditures for the development of our manufacturing facilities and office spaces, and short-term material cash requirements as described below. As of September 30, 2022, we had a working capital ratio of 3.77 and a quick ratio of 3.26, which indicates that our current assets are more than enough to cover our short-term liabilities. We expect to have significant capital expenditures for the next year to drive our strategic initiative of building out our manufacturing facility and equipment in Malaysia and the capacity scale-up in Mesa, Arizona.
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
On July 26, 2022, a duly authorized committee of our Board of Directors authorized a share repurchase program of up to $700.0 million of our outstanding common stock, with a repurchase period ending no later than June 30, 2023. For the nine months ended September 30, 2022, we have repurchased $557.7 million of our outstanding common stock. See Note 8 “Stockholders’ Equity” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for more details.
Long-term Liquidity Requirements
Our long-term liquidity requirements primarily consist of interest and principal payments related to our senior convertible notes, capital expenditures for the development of our manufacturing facilities and office spaces, and long-term material cash requirements as described below. As of September 30, 2022, we had a debt-to-assets ratio of 0.40, which indicates that our total assets are more than enough to cover our short-term and long-term debts. As demand grows for our products, we will continue to expand global operations to meet demand through investments in manufacturing and operations. We expect to meet our long-term liquidity requirements from our main sources of liquidity as described above to support our future operations, capital expenditures, acquisitions, and other liquidity requirements associated with our operations beyond the next 12 months.

As of September 30, 2022, we have outstanding senior convertible notes that will mature in December 2023 for the 2023 Notes and November 2025 for the 2025 Notes. However, the outstanding principal of our senior convertible notes could be converted into cash and/or shares of our common stock prior to maturity once certain conditions are met. See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for information on conversion rights prior to maturity.
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
We issued senior convertible notes in November 2018 and May 2020. The obligations presented above include both principal and interest for these notes. Although these notes mature in December 2023 and November 2025, they may be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayment of the principal amounts sooner than the scheduled repayment. As of September 30, 2022, we had outstanding letters of credit of $7.3 million for which we cannot forecast with certainty the amount and timing of repayments. See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for further discussion of the terms of our senior convertible notes.
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
Under our Restated Collaboration Agreement with Verily, additional sales-based milestone payments equivalent to 5,154,640 shares of our common stock, calculated based on the $175.0 million initial milestone amount divided by the volume-weighted average trading price during the 15 consecutive days ending on the date of the Restated Collaboration Agreement, may become due and payable by us upon achievement of certain sales-based milestones. All milestones may be paid in cash or shares of our common stock, at our election. If we elect to make these milestone payments in cash, any such cash payment would be equal to the number of shares that would otherwise be issued for the given milestone payment multiplied by the value of our stock on the date the relevant milestone is achieved, adjusted for stock splits, dividends, and the like. We intend to pay these milestones in shares of our common stock and as such we do not expect to have a material cash requirement for this agreement. See Note 1 “Organization and Significant Accounting Policies” and Note 2 “Collaboration with Verily Life Sciences” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for further discussion of the Collaboration Agreement with Verily.
See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information about the terms of the Credit Agreement, our senior convertible notes, the 2023 Note Hedge, and the 2023 Warrants.

Cash Flows

Cash Flows Summary 2022 YTD vs. 2021 YTD (As Adjusted)
$750.0 million
$500.0 million
$250.0 million
$— million
$(250.0) million
$(500.0) million
$(750.0) million
$537.0 million
$(327.4) million
$(551.5) million
$336.7 million
$280.0 million
$11.2 million
YTD 2022
YTD 2021 (As Adjusted)
Operating Cash Flows
Investing Cash Flows
Financing Cash Flows

As of September 30, 2022, we had $2.37 billion in cash, cash equivalents and short-term marketable securities, which is a decrease of $359.3 million compared to $2.73 billion as of December 31, 2021.
The primary cash flows during the nine months ended September 30, 2022 and September 30, 2021 are described below. See the consolidated financial statements in Part I, Item 1 of this Quarterly Report for complete consolidated statements of cash flows for these periods.

Nine Months Ended
		September 30, 2022		September 30, 2021
As Adjusted
Operating Cash Flows	+	$249.4 million of net income, $194.9 million of net non-cash adjustments, and a net increase of $92.7 million in changes of working capital balances	+	$222.2 million of net income and $193.5 million of net non-cash adjustments, partially offset by $79.0 million of net changes in working capital balances
		Net non-cash adjustments were primarily related to share-based compensation and depreciation and amortization.		Net non-cash adjustments were primarily related to share-based compensation and depreciation and amortization.

Investing Cash Flows	-	$9.9 million net purchases of marketable securities	+	$625.1 million net proceeds from marketable securities
	-	$301.3 million capital expenditures	-	$309.0 million capital expenditures
	-	$3.9 million in acquisitions, net of cash acquired	-	$31.6 million in acquisitions, net of cash acquired
	-	$12.5 million in purchases of equity investments	-	$4.0 million in purchases of equity investments

Financing Cash Flows	+	$22.5 million in proceeds from the issuance of common stock under our employee stock plans	+	$20.3 million in proceeds from the issuance of common stock under our employee stock plans
	-	$14.6 million in payments for financing leases	-	$9.1 million in payments for financing leases
	-	$557.7 million in purchases of treasury stock

Contractual Obligations
We presented our contractual obligations as of December 31, 2021 in Note 6, “Leases And Other Commitments,” in our Annual Report on Form 10-K for the twelve months then ended. There were no significant changes to our lease obligations during the nine months ended September 30, 2022. As of September 30, 2022, we had approximately $394.5 million of open purchase orders and contractual obligations in the ordinary course of business, the majority of which are due within one year. See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for conversion activity related to our senior convertible notes.

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
We record exchange rate fluctuations resulting from the translation of the short-term intercompany balances between domestic entities and our international subsidiaries as foreign currency transaction gains or losses and include them in interest and other income (expense), net in our consolidated statements of operations. We occasionally enter into foreign currency forward contracts in order to partially offset the impact from fluctuation of the foreign currency rates. As of September 30, 2022, we had foreign currency forward contracts outstanding with a notional amount of $51.0 million.
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

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Regulations under the Securities Exchange Act of 1934, as amended, require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and timely communicated to management, including our Chief Executive Officer and Chief Financial Officer, recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures. Based on their evaluation as of September 30, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date for this purpose.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
As a result of the ongoing COVID-19 pandemic, we have adopted a hybrid workplace model for our employees. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the ongoing COVID-19 pandemic to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.
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
During the year ended December 31, 2021 and the nine months ended September 30, 2022, we and certain Abbott Diabetes Care, Inc. (“Abbott”) entities served complaints for patent infringement, validity and other patent related actions against each other in multiple jurisdictions, inside and outside the United States. We intend to vigorously pursue our claims and defenses in these cases to protect our intellectual property and to defend against Abbott’s infringement allegations.
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
•If we are unable to successfully complete the pre-clinical studies or clinical trials necessary to support additional PMA, de novo or 501(k) applications or supplements, we may be unable to commercialize our CGM candidate systems under development, which could impair our business, financial condition and operating results.
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
•We may be adversely affected by the effects of inflation.

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
As of September 30, 2022, the eight largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. In addition, we have negotiated contracted rates with all of those third-party payors for the purchase of our current CGM systems by their members. Nevertheless, coverage and reimbursement-related barriers remain. Among other things, people with diabetes without insurance that covers our products bear the financial cost of them. In addition, in the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors, which may be perceived as more advantageous for consumers. Further, while many third-party payors have adopted some form of coverage policy on CGM devices, in a sizeable percentage of cases, under durable medical equipment benefits, those coverage policies frequently are restrictive and require significant medical documentation and other requirements in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. Moreover, it is not uncommon for governmental, including federal and/or state, agencies and their contractors to conduct periodic routine billing and compliance reviews that may entail extensive documentation requests, cooperation with which may require significant time and resources, and may result in identification of overpayments that may need to be refunded. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them.
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
We currently employ sales and marketing personnel for the direct sale and marketing of our products in North America, Asia Pacific, Europe, and the Middle East. Our direct sales and marketing team calls on healthcare providers and people with diabetes throughout the applicable country to initiate sales of our products. Our sales and marketing organization competes with the experienced, larger and well-funded marketing and sales operations of our competitors. We may not be able to successfully manage our dispersed sales force or increase our product sales at acceptable rates. COVID-19 restrictions vary by location across the United States and other regions of the world, which may continue to limit or prohibit our sales force from having in-person interactions with healthcare professionals and people with diabetes, which may result in decreased sales of our products.
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
Our distribution agreements with Byram and affiliates, Cardinal Health and affiliates (including Edgepark Medical Supplies), AmerisourceBergen, and McKesson, our most significant wholesalers and distributors, each generated 10% or more of our total revenue during the nine months ended September 30, 2022. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our financial results and operating performance.
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
Our operations in countries outside the United States, which accounted for approximately 27% of our revenue for the nine months ended September 30, 2022, are accompanied by certain financial and other risks. In addition to our offices in countries such as, Australia, Canada, Germany, Lithuania, the Philippines, and the United Kingdom, we intend to continue to pursue growth opportunities in sales outside the United States, especially in Asia and Europe. Additionally, we may increase our use of administrative and support functions from locations outside the United States. These business activities could expose us to greater risks associated with our sales and operations.
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
Our operations and performance depend on worldwide economic and political conditions. These conditions have been adversely impacted by continued global economic uncertainty, political instability and military hostilities in multiple geographies, including the current conflict in Ukraine, concerns over a potential recession, the potential downgrade of U.S. sovereign debt and continued sovereign debt, monetary and financial uncertainties in Europe and other foreign countries, rising inflation rates, and global health pandemics such as the ongoing COVID-19 pandemic. These include potential reductions in the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries. These conditions have made and may continue to make it difficult for our customers and potential customers to afford our products, and could cause our customers to stop using our products or to use them less frequently. If that were to occur, our revenue may decrease and our performance may be negatively impacted. In addition, the pressure on consumers to absorb more of their own health care costs has resulted in some cases in higher deductibles and limits on durable medical equipment, which may cause seasonality in purchasing patterns. Furthermore, during economic uncertainty, our customers have had job losses and may continue to have issues gaining timely access to sufficient health insurance or credit, which could result in their unwillingness to purchase products or impair their ability to make timely payments to us. While the potential economic impact brought by and the duration of the ongoing COVID-19 pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock.
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
We conduct limited commercial and marketing efforts in Africa, Asia, Australia, Canada, Europe, Latin America, the Middle East, and New Zealand with respect to our CGM systems and may seek to market our products in other regions in the future. Outside the United States, we can market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. The marketing authorization procedures vary among countries and can involve additional testing, and the time required to obtain any required authorization or approval may differ from that required to obtain FDA marketing authorization(s). Foreign regulatory authorization or approval processes may include all of the risks associated with obtaining FDA marketing authorization(s) in addition to other risks. We may not obtain foreign regulatory authorizations or approvals on a timely basis, if at all. Obtaining a marketing authorization from the FDA does not ensure authorization or approval by regulatory authorities in other countries will follow, and authorization or approval by one foreign regulatory authority does not ensure authorization or approval by regulatory authorities in other foreign countries or by the FDA. In addition, in order to obtain the authorization to market our products in certain foreign jurisdictions, in some cases we may need to obtain a Certificate to Foreign Government from the FDA. The FDA may refuse to issue a Certificate to Foreign Government if significant compliance-related concerns are identified. As a result, there are a range of factors that could preclude or impede our ability to file for regulatory approvals or marketing authorizations or to receive necessary approvals or authorizations to commercialize our products in any market outside the United States on a timely basis, or at all.

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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future, especially as our business continues to grow and our business plan continues to evolve. From January 1, 2022 through September 30, 2022, the closing price of our common stock on the Nasdaq Global Select Market was as high as $132.89 per share and as low as $67.99 per share. In addition, the trading prices for our common stock and other medical device companies have been highly volatile as a result of the ongoing COVID-19 pandemic.
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
In October 2021, we entered into a Second Amended and Restated Credit Agreement, or the Amended Credit Agreement, with JPMorgan Chase and other syndicate lenders, which amended and restated the credit agreement, or the Credit Agreement, we had previously entered into in December 2018 and amended in May 2020. The Amended Credit Agreement is a five-year $200.0 million revolving credit facility, or the Credit Facility. As of September 30, 2022, we had no outstanding borrowings, $7.3 million in outstanding letters of credit, and a total available balance of $192.7 million under the Amended Credit Agreement.

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
The Amended Credit Agreement imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of September 30, 2022, we were in compliance with the covenants imposed by the Amended Credit Agreement. If we violate these or any other covenants, any outstanding amounts under the Amended Credit Agreement could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides information about purchases by the Company of its shares of common stock during the three-month period ended September 30, 2022:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum dollar value of shares that may yet to be purchased under the program (1) (in millions)

7/01/2022 - 7/31/2022	—	—	—	$700.0
8/01/2022 - 8/31/2022 (2)	6,559,178	$85.03	6,559,178	$142.3
9/01/2022 - 9/30/2022	—	—	—	$142.3
(1) On July 28, 2022, we announced that a duly authorized committee of our Board of Directors authorized and approved a share repurchase program of up to $700.0 million of our outstanding common stock, with a repurchase period ending no later than June 30, 2023.
(2) On August 1, 2022, we entered into an accelerated share repurchase (“ASR”) agreement with JPMorgan Chase Bank, National Association (“JP Morgan”) to purchase $700.0 million of our outstanding common stock. In exchange for an upfront payment of $700.0 million, JPMorgan initially delivered approximately 3.0 million shares. The repurchases under the ASR agreement concluded on August 31, 2022, and we repurchased a total of approximately 6.6 million shares at an average price of $85.03 per share.
See Note 8, “Stockholders’ Equity,” to the consolidated financial statements in Part 1, Item 1 of this Quarterly Report for additional information on the ASR Agreement and the transactions thereunder.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
None.

ITEM 5 - OTHER INFORMATION
None.

ITEM 6 - EXHIBITS
The following exhibits are filed as a part of this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is formatted in Inline XBRL					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Dexcom specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXCOM, INC. (Registrant)

Dated:	October 27, 2022	By:	/s/ KEVIN R. SAYER
Kevin R. Sayer, Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Dated:	October 27, 2022	By:	/s/ JEREME M. SYLVAIN
Jereme M. Sylvain, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)