Form 10-K
period 2022-12-31
DEXCOM INC
filed 2023-02-09
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
Large accelerated filer ☒   Accelerated filer ☐    Non-accelerated filer ☐     Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $29.1 billion based on the closing sales price of $74.53 per share as reported on the Nasdaq Global Select Market.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 2, 2023
Common stock, $0.001 par value per share	386,413,690

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III, Items 10 through 14 of this Annual Report on Form 10-K, as specified in the responses to those item numbers. Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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
•Although many third-party payors have adopted some form of coverage policy for continuous glucose monitoring devices, our products do not always have such coverage, including simple broad-based contractual coverage, and we frequently experience administrative challenges in obtaining coverage or reimbursement for our products. If we are unable to secure adequately broad coverage or reimbursement for our products or any future products from third-party payors, our revenue may be negatively impacted.
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
•We are subject to complex and evolving U.S. and foreign laws and regulations and other requirements and policy initiatives regarding privacy, data protection, security, data access and other matters. Many of these laws and regulations are subject to change and uncertain or evolving guidance and interpretation, and could result in claims, changes to our business practices, product development impacts, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
•Cybersecurity risks and cyber incidents could result in the compromise of confidential data or critical data systems and give rise to potential harm to customers, remediation and other expenses, expose us to costs, negative attention, or liability under HIPAA, FDA standards and requirements, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations.
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
•If we are unable to successfully complete the pre-clinical studies or clinical trials or otherwise develop the data necessary to support additional marketing authorizations, we may be unable to commercialize additional or modified CGM candidate systems under development, which could impair our business, financial condition and operating results.
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
•Environmental, social and governance, or ESG, regulations, policies, provisions, initiatives and goals, and disclosures related thereto, could expose us to numerous risks, and climate change may have a long-term impact on our business.

PART I

ITEM 1 - BUSINESS

Overview
We are a medical device company primarily focused on the design, development and commercialization of continuous glucose monitoring, or CGM, systems for use by people with diabetes and by healthcare providers. We received approval from the United States Food and Drug Administration, or FDA, and commercialized our first product in 2006. We received FDA marketing authorization and launched our latest generation system, the Dexcom G6® integrated Continuous Glucose Monitoring System, or G6, in 2018 and more recently received marketing clearance from the FDA on the Dexcom G7® in December 2022. Unless the context requires otherwise, the terms “we,” “us,” “our,” the “company,” or “Dexcom” refer to DexCom, Inc. and its subsidiaries. The mailing address of our headquarters is 6340 Sequence Drive, San Diego, California, 92121 and our telephone number at that location is (858) 200-0200. Our Internet website address is www.dexcom.com. We provide free access to various reports that we file with or furnish to the SEC through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Information on our website does not constitute part of this Annual Report on Form 10-K or other report we file or furnish with the SEC. The reports are also available at www.sec.gov. Also available on our website are printable versions of our Audit Committee charter, Compensation Committee charter, Nominating and Corporate Governance Committee charter, Technology Committee charter, Corporate Governance Guidelines and Code of Conduct and Business Ethics. Stockholders may request copies of these documents by mail or telephone, at the address or phone number provided above.
Products
Dexcom G6®
In March 2018, we obtained marketing authorization from the FDA for the G6 via the de novo process. The G6 was the first type of CGM system permitted by the FDA to be used as part of an integrated system with other compatible medical devices and electronic interfaces, which may include automated insulin delivery systems, insulin pumps, blood glucose meters or other electronic devices used for diabetes management. G6 and substantially equivalent devices of this generic type that may later receive marketing authorization are referred to as integrated continuous glucose monitoring systems, or iCGMs, and have been classified as Class II devices by the FDA. Along with this classification, the FDA established criteria, called special controls, which outline requirements for assuring CGM accuracy, reliability and clinical relevance, and which also describe the type of studies and data required to demonstrate acceptable CGM performance. The G6 is designed to allow our transmitter to run an algorithm to generate a glucose value and to communicate directly to a patient’s compatible mobile device, including iPhone®, iPod touch®, iPad®, and certain Android® mobile devices. A patient’s glucose data can also be displayed on wearable devices, like the Apple Watch® and Wear OS by Google devices. The G6 transmitter has a labeled useful life of three months. Data from the G6 can be integrated with Dexcom CLARITY®, our cloud-based reporting software, for personalized, easy-to-understand analysis of trends that may improve diabetes management. In the United States, the G6 is covered by Medicare and Medicaid in the majority of states and by commercial insurers, subject to satisfaction of certain eligibility and coverage criteria for individuals with both Type 1 and Type 2 diabetes.
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
For the G6, the sensor is inserted by the user and is intended to be used continuously for up to 10 days, after which it may be replaced with a new disposable sensor. Our transmitter is reusable until it reaches the end of its use life, labeled as three months. Our receiver is also reusable. As we establish an installed base of customers using our products, we expect to generate an increasing portion of our revenues through recurring sales of our disposable sensors.

The G6 carries forward important features of prior generation Dexcom CGM systems:
•Continuous glucose readings. Automatically sends glucose readings to a Dexcom receiver or compatible display device every five minutes.
•Mobile app and sharing. Compatibility with mobile device applications allows for sharing glucose information with up to 10 other people for added support and care coordination.
•Integration with the world’s largest connected CGM ecosystem (including Apple Watch, Garmin and other digital health apps).
•Customizable alarms and alerts. Personalized alert schedule immediately warns the user of pending dangerous high and low blood sugar levels.
The G6 also has a number of new or improved features compared to our prior generation devices:
•Finger stick elimination. No finger sticks are needed for calibration or diabetes treatment decisions, consistent with the instructions for use, unless symptoms do not match readings.
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
Dexcom G7®
In March 2022, we obtained CE Mark approval for G7. In December 2022, we obtained marketing authorization from the FDA for the G7 via the 510(k) review process. Like the G6, the G7 is an iCGM, is classified as a Class II device by the FDA, and is subject to special controls. The glucose value algorithm, ability to communicate with approved display and mobile devices, and compatibility with CLARITY® are all substantially equivalent in technical performance and capability to the G6. We are working to obtain reimbursement coverage by Medicare and Medicaid and by commercial insurers in the United States.
Dexcom G7 is now cleared in the United States for all people with diabetes ages two years and older, giving more people than ever access to a powerfully simple diabetes management solution. With an overall Mean Absolute Relative Difference, or MARD, of 8.2%, Dexcom G7 is the most accurate CGM cleared by the FDA, and is clinically proven to lower A1C (a blood test that provides information about average levels of blood glucose, over the prior three months), reduce hyper- and hypoglycemia and increase time in range.
The G7 carries forward important features of prior generation Dexcom CGM systems:
•Finger stick elimination. No finger sticks are needed for calibration or diabetes treatment decisions, consistent with the instructions for use, unless symptoms do not match readings.
•Continuous glucose readings. Automatically sends glucose readings to a Dexcom receiver or compatible display device every five minutes.
•Mobile app and sharing. Compatibility with mobile device applications allows for sharing glucose information with up to 10 other people for added support and care coordination.
•Designed to integrate with the world’s largest connected CGM ecosystem (including insulin pumps and smart insulin pens, Apple Watch, Garmin and other digital health apps).
•Customizable alarms and alerts. Personalized alert schedule immediately warns the user of pending dangerous high and low blood sugar levels.
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
•Extended 10-day disposable sensor.
The G7 also has a number of new or improved features compared to our prior generation devices.
•An even more discreet and low profile. A redesigned transmitter makes for an all-in-one wearable combining our sensor and transmitter that is 60% smaller than the G6, making it even more comfortable and easier to wear under clothing.
•Faster warm up. 30-minute sensor warm up, fastest of any CGM on the market.
•Expanded time to replace sensors. 12-hour grace period to replace finished sensors for a more seamless transition between sessions.
•New mobile app. Redesigned and simplified mobile app with Dexcom Clarity integration.
•Improved alert settings for enhanced discretion at the user’s option.
•Redesigned receiver. The optional receiver is smaller, with a more vibrant, easier to read display.
•New indications for use. Indicated in the United States for wear on the back of the upper arm for ages 2 years and older or the upper buttocks for ages 2-17 years old.
•Less waste. Smaller plastic components and packaging, resulting in less waste than the G6.
Other than the foregoing, the G7 is generally consistent with our prior generation CGM systems in its technical capabilities and its indications. Since the G7 is classified by the FDA as a Class II device, it is subject to special controls and modifications of, or revisions to, the device may be made under the 510(k) process.
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
Dexcom Real-Time API
In July 2021, we received FDA marketing clearance for an iCGM system incorporating our Real-Time Application Programming Interfaces (API), which is an added software component that expands connectivity and interoperability of the Dexcom CGM digital ecosystem, enabling communication of iCGM data to client software intended to receive data through the cloud. Dexcom Real-Time API enables authorized third-party software developers to integrate real-time CGM data into their digital health apps and devices for specific and permitted use cases including non-medical device application, medical device data analysis, iCGM secondary display alarm, active patient monitoring, and treatment decisions. Real-Time API is not permitted for use in environments not currently cleared for the Dexcom CGM System (e.g., hospital inpatient care), and is not intended to be used by automated insulin delivery systems.
Dexcom ONE®
In July 2021, we obtained CE Mark approval for our Dexcom ONE CGM system, or Dexcom ONE, which we have launched in several countries in Europe. Dexcom ONE consists of three main components: a sensor, a transmitter, and a display device consisting of either the Dexcom ONE app for users with a compatible mobile device, or a Dexcom ONE receiver. Dexcom ONE carries many of the same features as the G6, and is indicated for persons, including pregnant women, ages 2 years and older. Like our other CGM systems, Dexcom ONE is designed to replace finger stick blood glucose testing for diabetes treatment decisions.
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
In consideration of Verily’s performance of its obligations under the joint development plan of the Restated Collaboration Agreement, the licenses granted to us and the amendment of the original agreement, we have made upfront, incentive, and product regulatory approval milestone payments, and will make potential additional milestone payments for future sales-based milestones. At our election, we may make these payments in shares of our common stock or cash. If we elect to make these milestone payments in cash, any such cash payment would be equal to the number of shares that would otherwise be issued for the given milestone payment multiplied by the value of our stock on the date the relevant milestone is achieved, adjusted for stock splits, dividends, and the like. We intend to pay the sales-based contingent milestones in shares of our common stock. See Note 2 “Development and Other Agreements” to the consolidated financial statements in Part II, Item 8 of this Annual Report and Exhibit 10.15 of this Annual Report for a further description of the Restated Collaboration Agreement, including the number of shares of stock for milestone payments.

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
This growing diabetes prevalence and its associated health outcomes also result in sobering economic burdens for global health systems. According to the ADA, one in every four healthcare dollars was spent on treating people with diabetes in 2017, and the direct medical costs and indirect expenditures attributable to diabetes in the United States were an estimated $327 billion, an inflation-adjusted increase of approximately 26% since 2012. Of the $327 billion in overall expenses, the ADA estimated that approximately $237 billion were direct costs associated with diabetes care, chronic complications and excess general medical costs, and $90 billion were indirect costs. The ADA also found that in 2017, average medical expenditures among people with diagnosed diabetes were 2.3 times higher than for people without diabetes. According to the IDF, 2021 expenditures attributable to diabetes were estimated to be $966 billion globally, an increase of 27% from their previous estimate in 2019.
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
According to JDRF, greater than 60,000 people are diagnosed with Type 1 diabetes each year in the United States. In addition, according to the ADA in 2019, nearly 18,000 youth are newly diagnosed with Type 1 diabetes every year in the United States.
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
Type 2 diabetes is occurring with increasing frequency in young people, with the increase in prevalence related to an increase in obesity amongst children. According to the CDC, as of 2017-2020, approximately 19.7% of children and adolescents aged 2-19 years, or 14.7 million children, in the United States were obese. In the United States, the percentage of children and adolescents affected by obesity has more than tripled since the 1970s.
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

The Dexcom Approach
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
Our current target market consists primarily of people with Type 1 and Type 2 diabetes who utilize insulin therapy. We also believe that our CGM systems are beginning to have a positive impact on the broader Type 2 population that does not utilize insulin, a group that we estimate to be approximately 30 million people in the United States alone. We are extending our commercial efforts for this population through several channels, including through strategic partnerships. In the future, we plan to expand our product offering and cleared/approved indications to address people with pre-diabetes, people who are obese, people who are pregnant, and people in the hospital setting. Although the majority of our revenue has been generated in the United States, we have expanded our operations to include additional markets in North America, Africa, Asia Pacific, Europe, Latin America and the Middle East.
Our current CGM systems offer the following potential advantages to people with diabetes:
•Potential for Improved Outcomes. Randomized clinical trials and peer reviewed published data have demonstrated that patients with diabetes who used continuous glucose monitoring devices to help manage their disease experienced significant improvements in glucose control, including when compared to patients relying solely on single-point finger stick measurements (i.e., less time in hypoglycemia and hyperglycemia) and reductions in A1c levels when compared to baseline.
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
Our Strategy
Our objective is to remain a leading provider of CGM systems and related products to enable people with diabetes to more effectively and conveniently manage their condition. We are also developing and commercializing products that integrate our CGM technologies into the insulin delivery systems or data platforms of our respective partners. In addition, we continue to pursue development partnerships with other insulin delivery companies, including automated insulin delivery systems, as well as other players in the disease management sector. We are focusing on the following business strategies as we pursue these objectives:
•Establishing and maintaining our technology platform as the leading approach to CGM and leveraging our development expertise to rapidly bring products to market, including for expanded indications.
•Supporting use of our ambulatory products through a direct sales and marketing effort, as well as key distribution arrangements.
•Supporting innovation through technology integration partnerships such as our current partnerships with Eli Lilly, Insulet, Novo Nordisk, Tandem Diabetes, The Ypsomed Group and others globally.
•Seeking broad coverage policies and reimbursement for our products from private third-party payors and national health systems.
•Providing cloud-based data repository platform that enables people with diabetes to aggregate and analyze data from numerous diabetes devices and share the data with their healthcare providers and other individuals involved in their diabetes management and care.
•Pursuing expansion of use of our products to other patient care settings and patient demographics, including use for people with Type 2 diabetes who are not on intensive insulin therapy, population health, patient monitoring including in the hospital setting, and people who are pregnant.
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
After a stabilization period, the user will begin receiving CGM data on his or her mobile device or dedicated receiver through the ten-day usage period. Our G6 and G7 systems have labeling from the FDA and CE Mark permitting their use as a replacement for finger sticks for making therapeutic adjustments.
The disposable sensors contained in the G6 and G7 systems respectively are each intended to function for up to ten days, after which the sensor should be replaced. To replace a sensor, the user simply removes the pod and attached sensor from the skin and discards them while retaining the reusable transmitter. A new sensor and pod can then be inserted and used with the same receiver and transmitter for a subsequent use period.
Handheld Receiver
Our small handheld receiver is carried by the user and wirelessly receives continuous glucose values from the transmitter. Proprietary algorithms and software, developed from our extensive database of continuous glucose data from clinical trials, are programmed into the G6 and G7 transmitter to process the glucose data from the sensor, which then sends the processed glucose data to the receiver and displays it on a user-friendly graphical user interface. With a push of a button, the user can access their current glucose value and one-, three-, six-, twelve- and twenty-four-hour trended data. Additionally, when glucose values are inappropriately high or low, the receiver provides an audible alert or vibrates. The receiver is a self-contained, durable unit with a rechargeable battery.
Compatible Mobile Devices
With our G6 and G7 systems, the functionalities of our proprietary receiver can be obtained through the use of a compatible mobile device, such as an iOS or Android device, and our mobile applications, depending on the patient’s geographic location. A receiver may be required as the primary display device or a backup to the mobile device in some jurisdictions, including the United States.
Products in Development
We have gained our technology expertise by developing implants designed to withstand the rigors of functioning within the human body for extended periods of time, and designed to address other considerations such as device sealing, miniaturization, durability and sensor geometry.
We are leveraging this technology platform with the goal of enhancing the capabilities of our current products (including obtaining expanded indications for use) and to develop additional CGM products. We plan to develop future generations of technologies focused on improved performance and convenience that will enable intelligent insulin administration. Over the longer term, we plan to continue to develop and improve networked platforms with open architecture, connectivity and transmitters capable of communicating with other devices. We intend to expand our efforts to accumulate CGM patient data and metrics and apply predictive modeling and machine learning to generate interactive CGM insights with the potential to inform patient behavior.
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

Commercial Operations
We have built a direct sales organization in North America and certain international markets to call on health care professionals, such as endocrinologists, physicians and diabetes educators, who can educate patients about continuous glucose monitoring. We believe that focusing efforts on these participants is important given the instrumental role they each play in the decision-making process for diabetes therapy, and to ensure that health care professionals and patients are knowledgeable about our products and their functionality. We focus on delivering this important information to participants to drive adoption of our current CGM systems. In addition, our direct sales efforts include the use of e-commerce resources in certain international markets where we have not built a sales force.
To complement our direct sales efforts, we have entered into distribution arrangements in North America and several international markets that allow distributors to sell our products. We expect to continue investing in our field sales force and believe our direct, highly specialized and focused sales organization and our domestic and international distribution agreements are sufficient for us to support our sales efforts for at least the next twelve months.
We use a variety of marketing tools to drive adoption, ensure continued use and establish brand loyalty for our CGM systems by:
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
Direct-to-consumer (DTC) marketing is one of our key initiatives to increase awareness of our CGM systems and drive new leads for people with diabetes to our website. In jurisdictions where DTC marketing is permitted, we currently focus on reaching people with Type 1 and insulin intensive Type 2 diabetes. We advertise on television, in print, digital and video media, CRM, offer sponsorships, host or participate in diabetes related events, conduct public relations and maintain a brand ambassador program.
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
We are also aware of companies outside the traditional medical device sector that are attempting to develop competitive products and services, including for the general health and wellness, or population health space. Some of the companies developing or marketing competing devices are large and well-known publicly traded companies.
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

Manufacturing
We currently manufacture our products at our headquarters in San Diego, California and at our manufacturing facility in Mesa, Arizona, where we have approximately 46,800 square feet of laboratory space and approximately 85,200 square feet of controlled environment rooms. We are also near completion of the initial phase of construction of a new facility in Malaysia that we anticipate will add substantial manufacturing capacity. There are technical challenges to increasing manufacturing capacity, finding or enhancing new manufacturing facilities capable of meeting regulatory requirements, U.S. state licensure of manufacturing facilities, equipment design and automation, material procurement, problems with production yields, and quality control and assurance. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. We have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts, however we cannot guarantee that supply will not be constrained going forward. Additionally, the production of our continuous glucose monitoring systems must occur in a highly controlled and clean environment to minimize particles and other yield- and quality-limiting contaminants. Developing and maintaining commercial-scale manufacturing facilities has and will continue to require the investment of substantial additional funds and the hiring and retention of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience.
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
We purchase certain components and materials used in manufacturing from single sources due to quality considerations, costs or constraints resulting from regulatory or other requirements. As of December 31, 2022, those single sources include suppliers of application-specific integrated circuits used in our transmitters, seals used for the applicator and certain polymers used to synthesize polymeric membranes for our sensors. For additional information, please see our Risk Factor entitled, “We depend upon third-party suppliers and outsource to other parties, making us vulnerable to supply disruptions, suboptimal quality, non-compliance and/or price fluctuations, which could harm our business.” For supply risks related to COVID-19, see our Risk Factor entitled “The outbreak of the SARS-CoV-2 virus and its variants and the COVID-19 disease that it causes, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including our manufacturing, commercial operations and sales.”

Third-Party Coverage and Reimbursement
As a medical device company, coverage and reimbursement from Medicare, Medicaid or other governmental healthcare programs or systems, and private third-party healthcare payors is an important element of our success. In January 2017, the Centers for Medicare and Medicaid, or CMS, established a classification of “Therapeutic Continuous Glucose Monitors” as durable medical equipment under Medicare Part B, subject to payment by Medicare under certain coverage conditions which are determined and updated by CMS, by local Medicare Administrative Contractors or on a patient claim by claim basis. In December 2021, CMS published a final rule expanding the classification of DME under Medicare Parts B & C to also include adjunctive CGMs (i.e., CGMs do not replace standard blood glucose monitors for treatment decisions) and related supplies. We also have coverage under certain international markets and Medicaid coverage in about 45 states.
As of December 31, 2022, the eight largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with all of those third-party payors for the purchase of our current CGM systems by their members. We have personnel with reimbursement expertise to assist customers in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have continued our efforts to create and liberalize coverage policies with third-party payors, including obtaining reimbursement for our products under pharmacy benefits and for more people with diabetes.
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
Our patent portfolio includes numerous issued and pending patent applications in the U.S. and other parts of the world, which in the aggregate, we believe to be of material importance in the operation of our business. U.S. patents, as well as most foreign patents, are generally effective for 20 years from the date the earliest application was filed. In some cases, the patent term may be extended. Our issued patents as of December 31, 2022 are set to expire over a range of years, from 2023 with respect to some of our earlier patents, to 2041, subject to any extensions. We also have various registered U.S. trademarks, registered European Community trademarks, and many other trademark registrations and pending trademark applications around other parts of the world. In addition, we have entered into exclusive and non-exclusive licenses in the ordinary course of business relating to a wide array of technologies or other intellectual property rights or assets.
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

Sustainability
We believe that taking into account the interests of our various stakeholders – including patients, caregivers, employees, investors, and our communities – enables us to operate in a sustainable manner, supports the success of our business and drives long-term value. We do this by holding true to our core values: Listen, Think Big, Be Dependable, and Serve with Integrity. These values are at the heart of our sustainability initiatives.
•Listen – We believe in listening to our customers and our employees. We have launched a number of programs to advocate for individuals living with diabetes and we support our employees and their families through a number of benefit programs that are available. In addition, we promote diversity, practice fairness, and treat everyone with respect and dignity.

•Think Big – We seek to expand global healthcare access for people with diabetes and actively work to increase access to our products. We also have committed to operate our business in a manner that is environmentally sustainable and conserves natural resources and reduces waste.
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
The Nominating and Governance Committee of the Board of Directors oversees and reviews Dexcom’s environmental, social and governance (“ESG”) risks, opportunities, strategies, programs, policies, practices, measures, objectives and performance relating to ESG matters. Our management-level ESG Steering Committee, which is comprised of the functional leads from our Operations, Human Capital, Finance and Legal departments, is responsible for, among other things, setting the overall strategy with respect to ESG matters (subject to direction from the Chief Executive Officer and oversight of the NG Committee), establishing programs, policies and practices relating to ESG matters (“DexCom’s ESG Program”) and overseeing and monitoring the implementation of DexCom’s ESG Program. The ESG Steering Committee reports to our Chief Executive Officer and provides periodic updates regarding our ESG programs, policies and practices to the Nominating and Governance Committee of the Board of Directors.
Our Sustainability Report is available at https://investors.dexcom.com/governance/governance-documents/, which is provided for reference only and is not incorporated by reference into this Annual Report on Form 10-K.

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
If a previously unclassified new medical device does not qualify for the 510(k) pre-market notification process because no predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III. Under FDA law, the de novo classification procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. If the FDA agrees with the down-classification, the de novo applicant will then receive authorization to market the device, and a classification regulation will be established for the device type. The device can then be used as a predicate device for future 510(k) submissions by the manufacturer or a competitor.
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
•changes in governmental regulations or administrative actions applicable to our trial protocols, including, for example, recent legislation passed by Congress requiring clinical trial sponsors to increase engagement with the FDA on matters related to appropriate representation of racial and ethnic minorities in clinical trial data for pivotal studies;
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
Anti-kickback Laws. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either (i) the referral of an individual, or (ii) purchasing, ordering, recommending, or arranging for the purchase or order of a good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments to consultants, waiver of payments, and providing anything at less than its fair market value. Given the breadth of this prohibition, Congress has issued a number of exceptions and has granted authority to the OIG to issue safe harbor regulations, each of which set forth certain provisions which, if satisfied in their entirety, will exempt an arrangement from being found to violate the federal Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more exceptions or safe harbors is not per se illegal; rather, each arrangement is subject to a facts and circumstances analysis to determine whether the requisite improper intent exists. Therefore, conduct and business arrangements that do not fully satisfy each applicable exception or safe harbor element may result in increased scrutiny by government enforcement authorities or invite litigation by private citizens under federal whistleblower laws. Violation of the Anti-Kickback Statute is a felony and conviction could result in the assessment of fines of up to $100,000 per violation or imprisonment for up to 10 years or both.
Federal Civil False Claims Act. The federal Civil False Claims Act prohibits, among other things, knowingly presenting, or causing to be presented a false claim or the knowing use of false statements or records to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it may be subject to repayment of three times the actual damages sustained by the government, plus significant mandatory civil penalties for each separate false claim. Suits filed under the False Claims Act can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. These whistleblower-initiated False Claims Act cases are commonly referred to as “qui tam” actions. False Claims Act cases may also be initiated by the U.S. Department of Justice or any of its local U.S. Attorneys’ Offices. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, even before the validity of the claim is established and even if the government decides not to intervene in the lawsuit. Healthcare companies may decide to agree to large settlements with the government and/or whistleblowers to avoid the cost and negative publicity associated with litigation. Federal enforcement agencies also have shown increased interest in pharmaceutical and medical device companies’ product promotion, health care professional engagements, and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, the Affordable Care Act amended federal law to provide that the government may assert that a claim for items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Criminal prosecution is also possible for knowingly making or presenting a false or fictitious or fraudulent claim to the federal government.
Federal Physician Self-Referral Law. The Federal Physician Self-Referral Law, also referred to as the Stark Law, prohibits a physician (or an immediate family member of a physician) who has a financial relationship with an entity from referring patients to that entity for certain designated health services, including durable medical equipment such as the CGM receiver and supplies, payable by Medicare, unless an exception applies. The Stark Law also prohibits such an entity from presenting or causing to be presented a claim to the Medicare program for such designated health services provided pursuant to a prohibited referral, and provides that certain collections related to any such claims must be refunded in a timely manner. Exceptions to the Stark Law include, among other things, exceptions for certain financial relationships, including both ownership and compensation arrangements. The Stark Law is a strict liability statute, therefore, to the extent that the statute is implicated and an exception does not apply, the statute is violated. Violations of the Stark Law must be reported and payment for improper referrals returned to Medicare in order to avoid potential liability under the federal False Claims Act for avoiding a known obligation to return identified overpayments. In the fall of 2020, we transitioned our Medicare business to distributors and we no longer bill Medicare directly for DME and related supplies. In doing so, we have limited our exposure under the Stark Law. In addition to the Stark Law, many states have implemented similar physician self-referral prohibitions that may extend to Medicaid, third party payors, and self-pay patients, and may be applicable to our relationships with physicians and other health care providers.
Civil Monetary Penalties Law. The Civil Monetary Penalties Law, or CMPL, authorizes the imposition of substantial civil money penalties against an entity that engages in certain prohibited activities including but not limited to violations of the Stark Law or Anti-Kickback Statute, knowing submission of a false or fraudulent claim, employment of an individual excluded from participation in federal health care programs, and the provision or offer of anything of value to a Medicare or Medicaid beneficiary that the transferring party knows or should know is likely to influence the beneficiary’s selection of a particular provider or supplier from which to receive items or services for which payment may be made in whole or part by a federal health care program, commonly known as the Beneficiary Inducement CMP. Remuneration is defined under the CMPL as any transfer of items or services for free or for less than fair market value. There are certain exceptions to the definition of remuneration for offerings that meet the Financial Need, Preventative Care, or Promoting Access to Care exceptions. Sanctions for violations of the CMPL include civil monetary penalties and administrative penalties up to and including exclusion from participation in federal health care programs.
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
HIPAA and Other U.S. Privacy Laws and Regulations. HIPAA, as well as a number of other federal and state data protection laws, also extensively regulate the use and disclosure of individually identifiable health information, and other personal information. HIPAA requires covered entities, including health plans and most health care providers, to implement administrative, physical and technical safeguards to protect the security of covered information (known as “protected health information”) and sets limits and conditions on the uses and disclosures that may be made of such information without the authorization of the relevant individual. Certain provisions of HIPAA’s security and privacy regulations apply to business associates (entities that handle protected health information on behalf of covered entities), and business associates are subject to direct liability for violation of these provisions. In addition, a covered entity may be subject to criminal and civil penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. Covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay and notification must also be made to the U.S. Department of Health & Human Services, Office for Civil Rights (OCR) and, in certain situations involving large breaches, to the media. Various U.S. state laws and regulations may also require us to notify affected individuals and state agencies in the event of a data breach involving individually identifiable information. The OCR enforces the HIPAA regulations and performs compliance audits.
On December 1, 2022, OCR issued a bulletin on the requirements under HIPAA for online tracking technologies (e.g., cookies, pixels) to protect the privacy and security of health information. This bulletin outlined OCR’s position on the use of online tracking technology vendors, when certain information received by such vendors constitutes protected health information under HIPAA, and accordingly, when business associate agreements must be executed between covered entities, like Dexcom, and such vendors. In addition to enforcement by OCR, state attorneys general are authorized to bring civil actions seeking either injunction or damages in response to violations that threaten the privacy of state residents. Dexcom is a covered entity under HIPAA and in certain circumstances may also be a business associate of another covered entity. The HIPAA privacy regulations and security regulations impose and will continue to impose significant costs on us in order to comply with these standards.
There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. We also remain subject to federal or state privacy-related laws that may be more restrictive or contain different requirements than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to alleged privacy and data security violations. Further, certain states have proposed or enacted legislation that will create new data privacy and security obligations for certain entities. These new laws include the California Consumer Privacy Act, or CCPA, which came into effect January 1, 2020 and was amended and expanded by the California Privacy Rights Act, or CPRA, passed on November 3, 2020, and effective as of January 1, 2023; the Virginia Consumer Data Protection Act, effective as of January 1, 2023; the Colorado Privacy Act and the Connecticut Data Privacy Act, both effective as of July 1, 2023; and the Utah Consumer Privacy Act, effective as of December 31, 2023. Among other things, these state-specific laws create new data privacy obligations for covered companies and provide new privacy rights to state residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Draft regulations implementing the CPRA and Colorado statute have been published, but many questions remain as to how all of the new statutes will be interpreted. The, the effects of state data protection laws are significant and have required us to modify our data processing practices, and may cause us to incur substantial costs and expenses to ensure ongoing compliance, particularly given our base of operations in California.
In addition to the laws discussed above, we may see more stringent state and federal privacy legislation passed in 2023 and beyond, as the increased cyber-attacks during the ongoing COVID-19 pandemic have once again put a spotlight on data privacy and security in the U.S. and other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations.
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
Physician Payment Sunshine Act. Pursuant to the Patient Protection and Affordable Care Act that was signed into law in March 2010, the federal government enacted the Physician Payment Sunshine Act. As a manufacturer of U.S. FDA‑regulated devices reimbursable by federal healthcare programs, we are subject to this law, which requires us to track and annually report certain direct or indirect payments and other transfers of value we make to certain U.S.-licensed health care practitioners and U.S. teaching hospitals. We are also required to report certain ownership or investment interests held by physicians and their immediate family members. In 2018, the law was amended to require tracking and reporting of payments and transfers of value provided to health care practitioners besides physicians, including physician assistants, nurse practitioners, and other mid-level practitioners. These expanded reporting requirements took effect in 2022 for payments and transfers of value made to these additional practitioner-types in 2021. CMS has the potential to impose penalties of up to $1.15 million per year for violations of the Physician Payment Sunshine Act, depending on the circumstances, and reported payments also have the potential to draw scrutiny to our relationships with health care practitioners and academic medical institutions, which may have implications under the Anti-Kickback Statute and other healthcare laws.
In addition, certain states also have laws and regulations related to payments and other transfers of value provided to healthcare professionals and entities. Similar to the federal law, certain states have adopted marketing and/or transparency laws relevant to device manufacturers, some of which are broader in scope. Certain states also mandate that device manufacturers implement compliance programs. Other states impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation, and other remuneration to healthcare professionals and entities. The need to build and maintain a robust compliance program with different compliance and/or reporting requirements increases the possibility that a company may violate one or more of the requirements, resulting in fines and penalties.
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
In the European Union, increasingly stringent data protection and privacy rules that have and will continue to have substantial impact on the use of patient data across the healthcare industry became effective in May 2018. The EU General Data Protection Regulation, or GDPR, applies across the European Union and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR fine framework can be up to 20 million euros, or up to 4% of the company’s total global turnover of the preceding fiscal year, whichever is higher. The GDPR also requires companies processing personal data of individuals residing in the European Union to comply with EU privacy and data protection rules, even if the company itself does not have a physical presence in the European Union. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities. Due to the strong consumer protection aspects of the GDPR, companies subject to its purview are allocating substantial legal costs to the development of necessary policies and procedures and overall compliance efforts. We expect continued costs associated with maintaining compliance with GDPR into the future. For example, on July 16, 2020, the Court of Justice of the European Union issued a judgment in Case C-311/18 that declared the EU-U.S. Privacy Shield Framework invalid (Data Protection Commissioner v Facebook Ireland Ltd and Maximillian Schrems, also knowns as “Schrems II”). In the absence of the new adequacy decision, this judgment still results in additional compliance obligations for companies that rely on mechanisms other than the Privacy Shield, like standard contractual clauses and appropriate supplementary measures to ensure a valid basis for the transfer of personal data outside of Europe. Though a new adequacy decision (EU-U.S. Data Privacy Framework) may be put in place in the near future, it may also be subject to challenges similar to those faced by the Privacy Shield. In view of this and other developments, data transfer risk remains a potential issue that requires regular monitoring. We expect continued costs associated with maintaining compliance with the GDPR into the future, and these requirements, as interpreted by EU data protection authorities, could negatively impact our business, financial condition and results of operations.
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

Advisory Boards and Consultants
We have relied upon the advice of experts in the development and commercialization of our products. Since 2005, we have used experts in various disciplines on a consulting basis as needed to solve problems or accelerate development pathways. We may continue to engage advisors from the academic, consultancy, governmental or other areas to assist us as necessary. Relationships between manufacturers and physicians, including in consultancy and advisory board roles, is subject to scrutiny under the federal Anti-Kickback Statute and its state law equivalents. Due to this scrutiny, we incur legal and consulting fees to ensure our relationships with physicians and other health care providers meet regulatory requirements, including that compensation paid to such physicians is within fair market value.

Human Capital
We aim to foster a diverse, inclusive and engaging culture that values each person’s unique skill set and to continue to attract – and retain – top talent throughout the organization. 2022 represented a year of growth across Dexcom; our employee population grew both by number and global footprint. With our shift from office to hybrid work, we have access to more – and more diverse – talent than ever before. As of December 31, 2022, we have approximately 7,600 employees around the globe, including 7,500 full-time employees. Approximately 60% of our full-time U.S. employees are ethnically diverse.

Country	Female	Male	Grand Total	Ethnically Diverse (US Only)*
United States	2,300	2,900	5,200	3,300
Non-United States (“OUS”)	1,300	1,100	2,400	N/A
Grand Total**	3,600	4,000	7,600	3,300
*All diversity data is self-reported. We capture ethnic diversity data in the United States only, comprised of the following categories: Black or African American, Hispanic or Latino, Asian, American Indian/Alaskan Native, Native Hawaiian or Other Pacific Islander, Two or More Races.
**Includes full time and part time employees.
The human capital measures and objectives that we focus on include diversity, equity and inclusion (“DEI”); communications and engagement; health, safety and wellness; total rewards and pay equity; and talent growth and development.
Diversity, Equity and Inclusion
Our journey to create a more diverse, equitable and inclusive workplace continues. As Dexcom continues to grow and scale, our DEI initiatives have been critical not only for company culture but also for the growing diversity of patients our products will benefit across the globe.
With expanded talent and diversity staff, we have evolved the DEI Leadership Council, or DLC, as a means for leaders to work closely together to advance the broader DEI strategy across the organization. We are proud to support our global and local employee resource groups, whose employee-led activities and initiatives we believe continue to foster a sense of belonging for our employees. In 2022, foundational DEI training was launched to all employees. We also offered opportunities for employees to take a deeper dive into specific topics related to DEI. 2022 also allowed us to build out our talent programs to foster equitable access and visibility to our up-and-coming diverse leaders within the company. We continue to weave DEI into talent conversations, particularly at senior levels, which we believe has contributed to our improved representation of female leaders at Dexcom.
Communications and Engagement
Through strategic communications, we have strengthened the connection between our leaders and our business goals, as well as the behaviors needed to drive our employee experience. We also believe by listening to our employees, we can create a dynamic workplace that will foster productivity while promoting work-life balance and connection across the organization. We have continued to seek out “the voice of the employee” through life cycle surveys. Each year, we offer an engagement survey titled “We’re Listening.” Employee engagement scores remain high based on index and remains consistent at approximately 80% since November 2021. What is notable is people are proud to work here and see a clear link between their work and the Dexcom mission.
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
We also provide comprehensive well-being programs that support our employees and their families. For example, Inspire, our global wellness platform, helps employees and their family members develop and achieve their physical, emotional, and financial well-being goals. We offer our employees the choice of several health plans including the Level2 program, which is designed specifically to support individuals with type 2 diabetes, and provides participants a Dexcom CGM, an activity tracker, and ongoing coaching to encourage greater health outcomes.

As the COVID-19 pandemic continued in 2022, our goal to support our employees’ needs remained constant. We continued to provide both COVID and flu vaccination clinics for employees and their families, proactive on-site testing for our employees who returned to the workplace, and continued support of remote work for employees whose roles allow for it. We also continue to evaluate how to maintain a hybrid workplace beyond the pandemic to ensure that we meet our employees’ ever-changing needs outside the workplace.
Total Rewards and Pay Equity
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
In 2022, we continued our proactive year-end global market adjustment process intended to ensure we maintain pay equity between active employees and potential new external hires. Through this process, employees who meet predefined criteria may be eligible for an additional adjustment in base salary if they have fallen below Dexcom’s determined minimum. We believe by continuing to ensure equitable pay between existing and new hires, we will be better positioned to retain valued employees.
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
Talent Growth and Development
We continue to invest in new learning systems and programming to support employee development. To support the personal and professional growth of our workforce, we have built an extensive library of development offerings to empower employees at all levels to advance their skill sets and knowledge base. Because there is no one-size-fits-all approach to career development, we continue to evolve our curriculum to meet the needs of our diverse workforce. At this time, our employees have completed over 32,000 hours dedicated to this learning.
In addition, each employee has unlimited access to LinkedIn Learning, which offers more than 13,000 courses designed to support career advancement. In 2022, more than one-third of our employees used LinkedIn Learning to assist in their professional development. We increased the utilization of this platform in 2022 by embedding videos and courses in learning initiatives, encouraging leader and peer recommendations, and using targeted marketing of this resource throughout the organization. This has resulted in our employees completing over 14,000 courses in 2022.

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
We have experienced, and anticipate that we will continue to experience, decreasing prices for our products due to pricing pressure from managed care organizations and other third-party payors, increased market power of our payors, and increased competition among suppliers, including manufacturing services providers, as the medical device industry consolidates. If the prices for our products and services decrease and we are unable to reduce our expenses, including the cost of sourcing materials, logistics and the cost to manufacture our products, our business, results of operations, financial condition and cash flows will be adversely affected. The ongoing COVID-19 pandemic may result in increased costs for manufacturing and outsourced services while also causing additional pressure to reduce the prices for our products if a recession or depression occurs and people are unable to afford our products. We cannot predict the ultimate impact that the ongoing COVID-19 pandemic, economic conditions, or their effects could have on our business operations, financial condition and cash flows.
We are subject to cost-containment efforts by third-party payors that could result in reduced product pricing and/or sales of our products and cause a reduction in future revenue.
In the United States and other countries, government and private sector access to health care products continues to be a subject of focus, and efforts to reduce health care costs are being made by third-party payors. Most of our customers rely on third-party payors, including government programs and private health insurance plans, to cover the cost of our products. We expect that the continuing cost reduction and containment measures may reduce the cost or utilization of health care products and could lead to patients being unable to obtain approval for coverage or payment from these third-party payors or to costs being shifted to patients for our products. Additionally, as a result of the ongoing COVID-19 pandemic, and economic slowdown, some customers have lost access and others may lose access to their private health insurance plan if they lose their job, and an impact to job status may extend for a prolonged period of time, beyond possible coverage periods through COBRA, or where the cost to maintain coverage may not be affordable to our customer. As most of our customers rely on third-party payors, including government programs and private health insurance plans, to cover the cost of our products, our customers may lose coverage or reimbursement for our products, which may harm our business and results of operations.
We have experienced, and anticipate that we will continue to experience, downward pressure on product pricing. To the extent these cost containment efforts are not offset by greater patient access to our products, our future revenue may be reduced and our business may be harmed.
Although many third-party payors have adopted some form of coverage policy for continuous glucose monitoring devices, our products do not always have such coverage, including simple broad-based contractual coverage, with third-party payors and we frequently experience administrative challenges in obtaining coverage or reimbursement for our products. If we are unable to obtain adequately broad coverage or reimbursement for our products or any future products from third-party payors, our revenue may be negatively impacted.

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
As of December 31, 2022, the eight largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. In addition, we have negotiated contracted rates with all of those third-party payors for the purchase of our current CGM systems by their members. Nevertheless, coverage and reimbursement-related barriers remain. Among other things, people with diabetes without insurance that covers our products bear the financial cost of them. In addition, in the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors, which may be perceived as more advantageous for consumers. Further, while many third-party payors have adopted some form of coverage policy on CGM devices, in a sizeable percentage of cases, under durable medical equipment benefits, those coverage policies frequently are restrictive and require significant medical documentation and other requirements in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. Moreover, it is not uncommon for governmental, including federal and/or state, agencies and their contractors to conduct periodic routine billing and compliance reviews that may entail extensive documentation requests, cooperation with which may require significant time and resources, and may result in identification of overpayments that may need to be refunded. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them.
CMS has proposed new draft coverage guidelines for CGMs, which if implemented, would have a favorable impact on us. Currently, Medicare coverage for CGM is only available to Medicare patients who take at least three doses of insulin a day, limiting CGM reimbursement for Medicare beneficiaries with intensive Type 1 and 2 diabetes. The draft Local Coverage Determination (LCD), if finalized, would extend Medicare CGM coverage to patients who use insulin at least once per day. Further, the LCD would also allow coverage for patients not taking insulin if the patient has a history of problematic hypoglycemia. We expect CMS to release the final coverage decision this year.
Nevertheless, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new and existing medical devices, and, as a result, they may be restrictive, or they may not cover or provide adequate payment for our products. In order to obtain additional reimbursement arrangements, including under pharmacy benefits, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as leveraging increased competition, increasing eligibility requirements such as second opinions and other documentation, purchasing in a bundle, or redesigning benefits. In December 2021, CMS published a final rule expanding the classification of DME under Medicare Parts B & C to include adjunctive CGMs (i.e., CGMs that do not replace standard blood glucose monitors for treatment decisions) and related supplies. This final rule expands coverage of CGMs to include a large competitor’s competing device, which may negatively impact our sales. We are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our dependence on the commercial success of our current CGM systems makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for our current CGM systems, people without coverage who have diabetes may not use our products. Furthermore, payors are increasingly basing reimbursement rates on factors such as prior approvals and the effectiveness of the product, clinical outcomes associated with the product, and any factors that negatively impact the effectiveness or clinical outcomes (or cause a perception of any such negative impact), such as the results of a clinical trial, a product defect, or a product recall, which could negatively impact the reimbursement rate. Also, the trends toward managed healthcare in the United States and legislative efforts intended to reduce the cost of government insurance programs could significantly influence the purchase of healthcare services and products and may result in lower prices for our products or the exclusion of our products from reimbursement programs.
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
The development of new products, or novel technologies and services and the enhancement of our current CGM products (including seeking and potentially obtaining new indications for use), requires significant investment in research and development, intellectual property protection, clinical trials, regulatory approvals and third party reimbursement. The results of our product development and commercialization efforts may be affected by a range of factors, including our ability to anticipate customer needs, innovate and develop new products (whether independently or with our partners), determine a feasible or timely regulatory pathway or approach, and launch those products cost effectively into multiple markets and geographies. If we are unable to successfully anticipate customer needs, innovate, develop new products and successfully launch them, we may not be able to generate significant future revenues or profits from these efforts. Failing to timely launch our products may cause them to become obsolete and materially and adversely affect our business and financial position.
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
In the ordinary course of our business we enter into collaborative arrangements with third parties to expand into new markets, including with insulin device manufacturers such as Eli Lilly, Insulet, Novo Nordisk, Tandem Diabetes and The Ypsomed Group to integrate our CGM technology into their insulin delivery systems. We have also entered into collaborations with several organizations that are currently using, or are developing, programs for the treatment of Type 2 diabetes that utilize our current CGM systems. As a result of these relationships, our operating results depend, to some extent, on the ability of our partners to successfully commercialize their insulin delivery systems or monitoring products. Any factors that may limit our partners’ ability to achieve widespread adoption of their systems, including competitive pressures, technological breakthroughs for the treatment or prevention of diabetes, adverse regulatory or legal actions relating to insulin pump products, or changes in reimbursement rates or policies of third-party payors relating to insulin pumps or similar products, could have an adverse impact on our operating results.
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
Notwithstanding our prior experience in marketing and selling our products, we might be unable to successfully expand the commercialization of our existing products or begin commercialization of our next-generation CGM systems on a wide-scale for a number of reasons, including the following:
•our G6 and G7 systems prompt the user to replace the sensor no later than the tenth day, which might make it expensive for users;
•widespread market acceptance of our products by physicians and people with diabetes will largely depend on our ability to demonstrate their relative safety, effectiveness, reliability, cost-effectiveness and ease of use;
•the limited size of our sales force;
•we may not have sufficient financial or other resources to adequately expand the commercialization efforts for our products;
•expanded coverage opportunities for our competitors’ CGM devices and supplies, including coverage for adjunctive CGMs, increasing competition in the marketplace;
•our FDA and other regulatory authority marketing application submissions and reviews may be delayed, or cleared or approved with limited product indications and labeling;
•we may not be able to manufacture our products in commercial quantities commensurate with demand or at an acceptable cost;
•for people with Type 2 diabetes, current reimbursement from third-party payors is generally limited to people on intensive insulin therapy;
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

In addition to the risks outlined above, our G6 and G7 systems are more invasive than many other self-monitored glucose testing systems, including single-point finger stick devices, and people with diabetes may be unwilling to insert a sensor in their body, especially if their current diabetes management involves no more than two finger sticks per day. Moreover, people with diabetes may not perceive the benefits of CGM and may be unwilling to change their current treatment regimens. Physicians may not recommend or prescribe our products unless and until (i) there is more long-term clinical evidence to convince them to alter their existing treatment methods, (ii) there are additional recommendations from prominent physicians that our products are effective in monitoring glucose levels, and (iii) reimbursement or insurance coverage is more widely available. In addition, market acceptance of our products by physicians and people with diabetes in Europe or other countries will largely depend on our ability to demonstrate their relative safety, effectiveness, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe or other countries. We cannot predict when, if ever, healthcare professionals, including physicians, and people with diabetes may adopt more widespread use of CGM systems, including our systems. If our CGM systems do not achieve and maintain an adequate level of acceptance by people with diabetes, healthcare professionals, including physicians, and third party payors, our future revenue may be reduced and our business may be harmed.

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
The scaling of manufacturing capacity is subject to numerous risks and uncertainties, and may lead to variability in product quality or reliability, increased construction timelines, as well as resources required to design, install and maintain manufacturing equipment, among others, all of which can lead to unexpected delays in manufacturing output. In addition, any changes to our manufacturing processes may trigger the need for submissions or notifications to, and in some cases advance approval from, the FDA or other regulatory authorities because of the potential impact of changes on our previously cleared, approved and/or authorized devices. Our facilities are subject to inspections by the FDA and corresponding state agencies on an ongoing basis, and we must comply with Good Manufacturing Practices and the FDA Quality System Regulation, as well as certain state requirements. We may be unable to adequately maintain, develop and expand our manufacturing process and operations or maintain compliance with FDA and state agency requirements, and manufacturing issues could impact our cleared and approved products. If we are unable to manufacture a sufficient supply of our current products or any future products for which we may receive approval or clearance, maintain control over expenses or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand, contractual obligations, and our business will suffer.

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
Additionally, the majority of our operations are conducted at facilities located in San Diego, California, Mesa, Arizona and, beginning in 2023, Penang Malaysia. We take precautions to safeguard our facilities, which include manufacturing protocols, insurance, health and safety protocols, and off-site storage of data. However, a natural or man-made disaster, such as fire, flood, earthquake, act of terrorism, cyber-attack or other disruptive event, such as the ongoing COVID-19 pandemic or another public health emergency, could cause substantial delays in our operations, damage, destroy or limit our manufacturing equipment, inventory, or records and cause us to incur additional expenses. Earthquakes are of particular significance since our manufacturing facilities in California are located in an earthquake-prone area. Wildfires are also increasingly more common in southern California and present risk to our manufacturing operations. Our Arizona facility may confront water supply issues resulting from the ongoing drought in the Western United States and our Malaysia facility may confront issues related to its construction on a reclaimed wetland and the political stability of the Malaysia government. In the event our existing manufacturing facilities or equipment are affected by man-made or natural disasters, we may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business. The insurance we maintain against fires, floods, earthquakes and other natural disasters and similar events may not be adequate to cover our losses in any particular case. Further, insurance coverage may not be available or successfully secured for loss of profits or business interruption relating to the COVID-19 pandemic and its impacts.
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
Developing and managing a direct sales organization is a difficult, expensive and time-consuming process. Although we have enabled our sales and marketing activity to be conducted virtually and remotely, restrictions in connection with the COVID-19 outbreak may have a substantial impact on our customers and sales cycles and have impacted and/or interrupted our sales and marketing activity.
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
We currently employ sales and marketing personnel for the direct sale and marketing of our products in North America, Asia Pacific, Europe and the Middle East. Our direct sales and marketing team calls on healthcare providers and people with diabetes throughout the applicable country, to the extent permissible, to raise awareness and initiate sales of our products. Our sales and marketing organization competes with the experienced, larger and well-funded marketing and sales operations of our competitors. We may not be able to successfully manage our dispersed sales force or increase our product sales at acceptable rates. COVID-19 restrictions vary by location across the United States and other regions of the world, which may continue to limit or prohibit our sales force from having in-person interactions with healthcare professionals and people with diabetes, which may result in decreased sales of our products.
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
Our distribution agreements with AdaptHealth, AmerisourceBergen, Byram and affiliates, Cardinal Health and affiliates (including Edgepark Medical Supplies), and McKesson, our most significant wholesalers and distributors, each generated 10% or more of our total revenue during the twelve months ended December 31, 2022. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our financial results and operating performance.
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
Our competitors manufacturing adjunctive CGMs have also recognized expanded Medicare coverage of their CGM devices and supplies following CMS’ December 2021 final rule expanding the classification of DME under Medicare Parts B & C to include adjunctive CGMs. These devices now directly compete with our CGM products in the Medicare market.
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
Additionally, as a result of the impact of the ongoing COVID-19 pandemic and recent economic slowdown, some customers have lost, and others may lose, access to their private health insurance plan if they have lost or lose their job. Any prolonged economic downturn or recession could result in layoffs of employees and a significant increase in unemployment in the United States and elsewhere, which may continue even after the ongoing COVID-19 pandemic is contained. An impact to job status may extend for a prolonged period of time, beyond possible coverage periods through COBRA, or where the cost to maintain coverage may not be affordable to our customer. As most of our customers rely on third-party payors, including government programs and private health insurance plans, to cover the cost of our products, our customers may lose coverage to our products, which may harm our business and results of operations.
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
Our operations in countries outside the United States, which accounted for approximately 26% of our revenue for the twelve months ended December 31, 2022, are accompanied by certain financial and other risks. In addition to our offices in countries such as, Australia, Canada, Germany, Lithuania, the Philippines, and the United Kingdom, we intend to continue to pursue growth opportunities in sales outside the United States, especially in Asia and Europe. Additionally, we may increase our use of administrative and support functions from locations outside the United States. These business activities could expose us to greater risks associated with our sales and operations.
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
We are subject to a number of foreign, federal and state laws and regulations protecting the use, disclosure, and confidentiality of certain patient health and personal information, including patient records, and restricting the use and disclosure of that protected information, including state breach notification laws, the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HIPAA), the European Union’s General Data Protection Regulation (GDPR), the UK Data Protection Act and the UK GDPR, and the California Consumer Privacy Act (CCPA), among others . As our customer base grows to include U.S. federal government agencies, Dexcom may also need comply with Federal Risk and Authorization Management Program and Cybersecurity Maturity Model Certification requirements. These frameworks, in addition to similar laws being enacted by other states and counties, impose stringent cybersecurity standards and potentially significant non-compliance penalties, involve the expenditure of significant resources, the investment of significant resources and the investment of significant time and effort to comply. As these laws and regulations continue develop in the United States and internationally, we may be required to expend significant time and resources in order to update existing processes or implement additional mechanisms as necessary to ensure compliance with such cybersecurity laws.
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
The Administrative Simplification Provisions of HIPAA extensively regulate the use and disclosure of individually identifiable health information, known as “protected health information,” and require covered entities, including health plans and most health care providers, to implement administrative, physical and technical safeguards to protect the security of such information. Certain provisions of the security and privacy regulations apply to business associates (entities that handle protected health information on behalf of covered entities), and business associates are subject to direct liability for violation of these provisions. In addition, a covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. Dexcom is a covered entity under HIPAA and may also function in a business associate capacity to other covered entities.
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
There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. For example, from time-to-time, the OCR issues bulletins that outline its interpretations of HIPAA as applied to specific use cases. On December 1, 2022, OCR issued a bulletin on the requirements under HIPAA for online tracking technologies (e.g., cookies, pixels) to protect the privacy and security of health information. This bulletin outlined OCR’s position on the use of online tracking technology vendors, when certain information received by such vendors constitutes protected health information under HIPAA, and accordingly, when business associate agreements must be executed between covered entities, like Dexcom, and such vendors. Dexcom is assessing its responsibilities under the bulletin and determining its next steps in order to comply with OCR’s guidance in the bulletin.
We also remain subject to federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to alleged privacy and data security violations. California enacted the California Consumer Privacy Act, or CCPA, which came into effect January 1, 2020, was amended and expanded by the California Privacy Rights Act, or CPRA, passed on November 3, 2020, which took effect January 1, 2023. The CCPA and CPRA, among other things, create data privacy obligations for covered companies and provide privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. In addition, other states have, or may, enact similar legislation. It remains unclear what, if any, additional modifications will be made to this legislation or how it will be interpreted. The effects of the CCPA and CPRA are significant and will likely require us to modify our data processing practices, and may cause us to incur substantial costs and expenses to comply, particularly given our base of operations in California. There are also a number of other legislative proposals worldwide, including in the United States at both the federal and state level, that could impose additional and potentially conflicting obligations in areas affecting our business.
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
In addition to the laws discussed above, we may see more stringent state and federal privacy legislation in the future, as the increased cyber-attacks during the ongoing COVID-19 pandemic have once again put a spotlight on data privacy and security in the U.S. and other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations.
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
There are numerous and evolving risks to our cybersecurity and privacy from cyber threat actors. These cyber threat actors, whether internal of external to the Company, are becoming more frequent, sophisticated and coordinated in their attempts to access data, including third parties with whom the Company conducts business through, without limitation, malicious software; data privacy breaches by employees, insiders or others with authorized access; cyber of phishing-attacks; ransomware; attempts to gain unauthorized access to our data and systems; and other electronic security breaches. In the ordinary course of business, we collect and store sensitive information on our network, including intellectual property, proprietary business information and personally identifiable information of individuals, such as our customers and employees. The secure maintenance of this information and technology is critical to our business operations. We have implemented and deploy multiple layers of security measures to protect the confidentiality, integrity and availability of this data and the systems and devices that store and transmit such data. We utilize current security technologies, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems create risk of cybersecurity incidents. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures.
Additionally, in response to the onset of the COVID-19 pandemic, we modified our business practices and initially implemented telework policies for certain categories of “non-essential” employees to the extent possible. We have since adopted a hybrid workplace model for our employees. Our hybrid workplace allows us to work together globally to bring our life-changing products to as many people as possible. This means we have some employees who work primarily onsite, some who work primarily offsite, and others who flex in and out of the office based on the needs of the business and the individual. We recognized the need for flexibility in our physical workplace during the COVID-19 pandemic, but also noted the potential benefits of a hybrid workplace to expand and retain our talent pool and reduce our real estate needs. The hybrid workplace does, however, introduce additional operational risk, including increased cybersecurity risk. These cyber risks include, among other risks, increased phishing, malware, and other cybersecurity attacks, vulnerability to, or disruptions of, our information technology infrastructure and systems to support remote operations, increased risk of unauthorized access, use or dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction, alteration or misuse of valuable information, including proprietary business information and personally identifiable information of individuals, all of which could expose us to risks of data or financial loss, litigation and liability.
These threats can come from a variety of sources, including criminal hackers, state-sponsored intrusions, industrial espionage and employee malfeasance. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past several years, cyber-attacks have become more prevalent and much harder to detect and defend against. These threat actors may be able to penetrate our security measures, breach our information technology systems, misappropriate or compromise confidential and proprietary information of our company and our customers, cause system disruptions and shutdowns, or introduce ransomware, malware, or vulnerabilities into our products, systems, and networks or those of our customers and partners. Our network and storage applications, as well as those of our contractors, may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security or other problems that unexpectedly could interfere with the operation of our products. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff.
While we maintain cybersecurity insurance coverage there is no guarantee that it will be sufficient to cover the financial, legal, business, or reputational losses that may result from an interruption or breach of our systems. Our cybersecurity insurance includes coverage for a breach event covering expenses for notification, credit monitoring, investigation, crisis management, public relations and legal advice. Our cybersecurity insurance also provides coverage in relation to regulatory action defense including oversight, investigations and disclosure obligations as well as fines and penalties, potential payment card industry fines and penalties and costs related to cyber extortion; however, damages and claims arising from such incidents may not be covered and/or may exceed the amount of any coverage and do not cover the time and effort we incur investigating and responding to any incidents, which may be significant.
We are and may continue to be subject to cybersecurity incidents that bypass our security measures. Such incidents may impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our information systems, devices or business, including our ability to deliver services to our customers. As a result, cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our enterprise, information systems and data from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. The occurrence of any of these events could result in:
•harm to customers;
•business interruptions and delays;
•the loss, misappropriation, corruption or unauthorized access of data, confidential information or intellectual property;
•litigation, including potential class action litigation, and potential liability under privacy, security and consumer protection laws or other applicable laws;
•reputational damage;
•significant remediation costs, including liability for stolen customer or employee information, repairing system damage, or providing benefit to affected customers or employees;
•increase to insurance premiums; and
•foreign, federal and state governmental inquiries, violations or sanctions, any of which could have a material, adverse effect on our financial position and results of operations.
Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.
We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems, or failures to adequately scale our data platforms and architectures support patient care could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition. Our information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, denial-of-service attacks, phishing attacks, ransomware or other malware, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. In addition, certain countries have implemented or may implement legislative and technological actions that either do or can effectively regulate access to the internet, including the ability of internet service providers to limit access to specific websites or content. Other countries have attempted or are attempting to change or limit the legal protections available to businesses that depend on the internet for the delivery of their services. If our systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may significantly suffer and we may be subject to litigation, government enforcement actions and other actions for which we could face financial liability and other adverse consequences which may include:
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
Cyber-attacks aimed at accessing our devices, products, and services, or related devices, products, and services, and modifying or using them in a way inconsistent with our FDA clearances and approvals could create risks to users.
Medical devices are increasingly connected to the internet, hospital networks, and other medical devices to provide features that improve healthcare and increase the ability of healthcare providers to treat patients and patients to manage their conditions. For example, we are pursuing collaborations to enable the connectivity and interoperability of our current and next-generation sensors and transmitters with third-party patient monitoring products, which may in turn be connected with the internet, hospital networks and in some cases, other medical devices. These same features may also increase cybersecurity risks and the risks of unauthorized access and use by third parties. As such, a cyber-attack which intrudes, disrupts, or corrupts our devices, products, and services, or related devices, products, and services could impact the quality-of-care patients receive or the confidentiality of patient information. Additionally, modifying or using any such devices, products, or services in a way inconsistent with our FDA clearances and approvals, which may create risks to users and potential exposure to the company.

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
•labeling, advertising and promoting products;
•the characteristics and quality of our products and services;
•communications with payors and physicians and other healthcare stakeholders;
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
In addition, the laws and regulations impacting or affecting our business may change significantly in the future. Any new laws or regulations may adversely affect our business, including any changes in laws and regulations due to the COVID-19 pandemic or expiration of waivers and other regulatory flexibilities following expiration of the COVID-19 public health emergency declaration. A review of our business by courts or regulatory authorities may result in a determination that could adversely affect our operations. Also, the regulatory environment applicable to our business may change in a way that restricts or adversely impacts our operations.
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
In March 2018, via the de novo process, the FDA classified the G6 and substantially equivalent devices of this generic type (i.e., “integrated continuous glucose monitoring systems” or “iCGMs”) into Class II, meaning that going forward products of this generic type may utilize the 510(k) pathway. Since then we have received 510(k) clearances for modifications to the G6 and approval for G7.
Any subsequent modifications of our cleared products that could significantly affect their safety or effectiveness (for example, a significant change in design or manufacture), or that would constitute a major change in its intended use, will require us to obtain a new 510(k) clearance or could require a new de novo submission or a PMA. The FDA requires each manufacturer to make this determination initially, but the FDA may review any such decision and may disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA may require the manufacturer to cease marketing and/or recall the modified device until appropriate clearance or approval is obtained. Under these circumstances, the FDA may also subject a manufacturer to significant regulatory fines or other penalties.
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
We are subject to laws, regulations and contractual requirements regulating the provision of, and reimbursement for, health care goods and services in our capacity as a medical device manufacturer. The laws and regulations of health care goods and services that apply to us, including those described above, are subject to evolving interpretations and enforcement discretion. We have in place a compliance program, through which we seek to reduce common industry risks of noncompliance with U.S. federal and state and applicable foreign laws in areas such as sales contracts, marketing materials, referral source relationships, programmatic offerings, and billing practices (among others), monitor for compliance, and address non-compliance if identified. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers, directors and employees could be subject to criminal and civil penalties, as well as administrative sanctions such as exclusion from participation in federal healthcare programs, including but not limited to Medicare and Medicaid. Any failure to comply with laws, regulations or contractual requirements relating to reimbursement and health care goods and services could adversely affect our reputation, business, financial condition and cash flows.
Our products are purchased principally by individual patients, who may be eligible for insurance coverage of their devices from various third-party payors, such as governmental programs (e.g., Medicare, Medicaid, TRICARE, other federal and state health benefit plans, and comparable non-U.S. programs), private insurance plans, and managed care plans. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payors is critical because it affects which products customers purchase and the prices they are willing to pay. As a result, our products are subject to regulation regarding quality and cost by the U.S. Department of Health & Human Services, including CMS, as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care goods and services. The principal U.S. federal laws relating to reimbursement include those that prohibit (i) the filing of false or improper claims for federal payment, known as the federal civil False Claims Act, (ii) unlawful inducements for the referral of items and services reimbursed by Federal health care programs, known as the federal Anti-Kickback Statute, and (iii) the Civil Monetary Penalties Law, including its prohibitions on Beneficiary Inducement. Many states have similar laws that apply to reimbursement by state Medicaid and other government-funded programs, as well as, in some cases, to all payors, including self-pay patients. Insurance companies can also bring a private cause of action claiming treble damages against a manufacturer for causing a false claim to be filed under the federal Racketeer Influenced and Corrupt Organizations

Act, or RICO. Additionally, as a manufacturer of FDA‑approved or -cleared devices reimbursable by federal healthcare programs, we are subject to the federal Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to certain U.S.-licensed health care professionals and U.S. teaching hospitals, and under an expansion of the law to physician assistants, nurse practitioners, and other mid-level practitioners.
With respect to the federal Anti-Kickback Statute, Congress and the OIG have established a large number of statutory exceptions and regulatory safe harbors that protect financial relationships with our customers and referral sources. An arrangement that fits squarely into an exception or safe harborwill not be deemed to violate the Anti-Kickback Statute.
We train and educate employees and marketing representatives on the Anti-Kickback Statute and their obligations thereunder, and we endeavor to comply with the applicable safe harbors. However, some of our arrangements, like many other common and non-abusive arrangements, may implicate the Anti-Kickback Statute and are not covered by a safe harbor, but nevertheless we do not believe them to present a significant risk to beneficiaries or federal healthcare programs and, as such, appear unlikely to invite government scrutiny or prosecution, warrant the imposition of sanctions, or be found to violate the statute. However, we cannot offer assurance that the government or a whistleblower would agree with our position that certain arrangements fall within a safe harbor, or that arrangements that do not squarely meet an exception or safe harbor will not be found to violate the Anti-Kickback Statute. Allegations of violations of the Anti-Kickback Statute can also trigger liability under the federal Civil Monetary Penalty Law and federal civil False Claims Act, thereby increasing the penalty structure for these violations.
During the period in which we directly billed Medicare, our financial relationships with referring physicians and their immediate family members were required to comply with the federal Physician Self-Referral law, commonly referred to as the Stark Law, by meeting an applicable exception. Unlike the Anti-Kickback Statute, failure to meet an exception under the Stark Law results in a violation of the Stark Law, even if such violation is unintentional. Violations of the Stark Law create overpayment liability under the federal civil False Claims Act and can also trigger separate penalties under the Civil Monetary Penalties Law. Knowing violations of the Stark Law carry increased civil monetary penalties and would likely be classified as the knowing submission of a false claim or knowingly making a false statement to the government, triggering liability under the federal civil False Claims Act. Certain Stark Law violations can also trigger exclusion from participation in federal healthcare programs. Historical violations of the Stark Law, if any, could continue to give rise to liability during the six year statute of limitations period.
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
Additionally, at the end of 2022, Congress passed the Food and Drug Omnibus Reform Act of 2022, or FDORA which (among other things), and similarly to the 2022 FDA Guidance, requires device sponsors to submit clinical trial diversity action plans outlining the goals for increasing representation of participants from racial and ethnic minority populations that have been underrepresented in clinical trials.
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
In February 2022, we received Breakthrough Device designation for our G6 CGM system in the hospital setting. The FDA’s Breakthrough Device designation is designed to expedite the development and regulatory review of medical devices that hold the potential for more effective treatment or diagnosis of life-threatening or irreversibly debilitating disease or condition.
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
In November 2020, the OIG published a Special Fraud Alert addressing manufacturer Speaker Programs, signaling both a more narrow government view of AKS compliance with respect to such programs as well as the potential for increased enforcement in this space by government oversight agencies such as the OIG and DOJ. On March 18, 2022, the Advanced Medical Technology Association, or AdvaMed, announced revisions to its Code of Ethics on Interactions with Health Care Professionals (“Code”). The revised Code, effective June 1, addressed concerns noted in the OIG’s Special Fraud Alert, addressing things like virtual meetings, speaker programs and alcohol at events. The revised Code also addresses value-based care arrangements. We continue to assess industry responses to the Special Fraud Alert and have and may continue to make modifications to certain aspects of our speaker programs, which may have a detrimental impact on our ability to educate healthcare providers about our products and to promote use of our products, which may lead to decreased product sales and negatively impact our business, financial condition and results of operations.
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
Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse (including system hacking or other unauthorized access by third parties to our systems) or malfunction of, or design flaws in, our products. This liability may vary based on the FDA classification associated with our devices. Notably, the classification of our G6 and G7 systems as Class II medical devices is likely to weaken our ability to rely on federal preemption of state law claims that assert liability against us for harms arising from use of those systems. We may be subject to product liability claims if our products cause, or merely appear to have caused, an injury. Claims may be made by customers, healthcare providers or others selling our products. The risk of product liability claims may increase given that G6 and G7 do not require confirmatory finger sticks when making treatment decisions or finger stick tests each day for calibration, although it does require finger stick tests when symptoms do not match readings and when readings are unavailable. The risk of claims may also increase if our products are subject to a product recall or seizure. An example of the difficulty of complying with the regulatory requirements associated with the manufacture of our products, we issued notifications to our customers regarding the audible alarms and alerts associated with our receivers.
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
We may be subject to claims against us even if the apparent injury is due to the actions of others or misuse of the device or a partner device. Our customers, either on their own or following the advice of their physicians, may use our products in a manner not described in the products’ labeling and that differs from the manner in which it was used in clinical studies and approved by the FDA. For example, our current systems are designed to be used by an individual continuously for up to 10 days for our G6 and G7 systems, but the individual might be able to circumvent the safeguards designed into the systems and use the products for longer than 10 days. Off-label use of products by customers is common, and any such off-label use of our products could subject us to additional liability, or require design changes to limit this potential off-label use once discovered. In addition, other regulatory agencies may in the future approve similar diabetes treatment indications. We expect that such diabetes treatment indications could expose us to additional liability. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial volunteers or result in reduced acceptance of our products in the market.
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
Our marketing, promotional and educational materials and practices are subject to FDCA, Federal Trade Commission Act, and other applicable laws and regulations, as may be amended from time to time. If the FDA, FTC or other regulatory body with competent jurisdiction over us, our activities or products takes the position that our marketing, promotional or other materials or activities constitute improper promotion or marketing of an unapproved or improper use, or that they contain untruthful, misleading, or inadequately substantiated statements or claims, such regulatory body could request that we modify our materials or practices, or subject us to regulatory enforcement actions, including the issuance, depending on the regulatory body and the nature of the alleged violation, of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider promotional, marketing or other materials or activities to constitute improper promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Recent court decisions have impacted the FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations; however, there are still significant risks in this area in part due to the potential False Claims Act exposure and the FDA’s continued focus on ensuring devices are marketed in a manner consistent with their FDA-required labeling.
We are not actively promoting nor do we plan to actively promote our G6 or G7 systems for inpatient use, but if we supply them to such facilities as currently permitted by FDA, this supply could present an increased risk of product liability claims and associated damages should an adverse event occur. Given that the G6 and G7 systems have not yet been fully evaluated or tested (by us or by the FDA) to the extent that would be required in standard circumstances for product development and marketing authorization, there could be unknown or unanticipated risks presented by use in this environment.
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
Our efforts to promote our products via direct-to-consumer marketing and social media initiatives may subject us to additional scrutiny of our practices of effective communication of risk information, benefits or claims, under the oversight of the FDA, FTC, HHS-OCR, or others.

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
•sales and marketing and manufacturing expenses associated with the commercialization of our G6 and G7 systems; and
•expansion of our workforce.
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
Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state law provisions, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. Although the ownership changes we experienced in the past have not prevented us from using all NOLs and tax credits accumulated before such ownership changes, we could experience another ownership change that might limit our use of NOLs and tax credits in the future. In addition, realization of deferred tax assets, including net operating loss carryforwards, depends upon our future earnings in applicable tax jurisdictions. If we have insufficient future taxable income in the applicable tax jurisdiction for any reason, including any future corporate reorganization or restructuring activities, we may be limited in our ability to utilize some or all of our net operating losses to offset such income and reduce our tax liability in that jurisdiction. We utilized the majority of our remaining NOLs by the end of 2021, with the exception of the NOLs limited by Section 382 of the Internal Revenue Code of 1986. See Note 8 “Income Taxes” to the consolidated financial statements in Part II, Item 8 of this Annual Report for additional information.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future, especially as our business continues to grow and our business plan continues to evolve. From January 1, 2022 through December 31, 2022, the closing price of our common stock on the Nasdaq Global Select Market was as high as $132.89 per share and as low as $67.99 per share. In addition, the trading prices for our common stock and other medical device companies have been highly volatile as a result of the ongoing COVID-19 pandemic.
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
•our Board of Directors is divided into three classes, only one of which is elected each year (however, over a three year period beginning with the 2022 annual meeting of stockholders the Board will be declassified and by the conclusion of this process all directors will be elected annually; and
•we require advance notice for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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
In October 2021, we entered into a Second Amended and Restated Credit Agreement, or the Amended Credit Agreement, with JPMorgan Chase and other syndicate lenders, which amended and restated the credit agreement, or the Credit Agreement, we had previously entered into in December 2018 and amended in May 2020. The Amended Credit Agreement is a five-year $200.0 million revolving credit facility, or the Credit Facility. As of December 31, 2022, we had no outstanding borrowings, $7.3 million in outstanding letters of credit, and a total available balance of $192.7 million under the Amended Credit Agreement.
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
The Amended Credit Agreement imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of December 31, 2022, we were in compliance with the covenants imposed by the Amended Credit Agreement. If we violate these or any other covenants, any outstanding amounts under the Amended Credit Agreement could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
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

Risks Related to Environmental, Social and Governance Matters
Environmental, social and governance, or ESG, regulations, policies and provisions could expose us to numerous risks.
Increasingly regulators, customers, investors, employees and other stakeholders are focusing on ESG matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, collecting, measuring and reporting ESG-related data and information is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements, and similar proposals by other international regulatory bodies. In addition, a number of our customers who are payors or distributors have adopted, or may adopt, procurement policies that include ESG provisions that their suppliers or manufacturers must comply with, or they may seek to include such provisions in their terms and conditions. An increasing number of participants in the medical device industry are also joining voluntary ESG groups or organizations, such as the Responsible Business Alliance. These ESG provisions and initiatives are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and the outsourced manufacturing of certain components of our products. If we are unable to comply, or are unable to cause our suppliers to comply, with such policies or provisions, a customer may stop purchasing products from us, and may take legal action against us, which could harm our reputation, revenue and results of operations.
Our business could be negatively impacted by evolving expectations and challenges relating to implementing ESG initiatives, setting ESG-related goals, collecting ESG-related data, and disclosing ESG-related information.
We may communicate certain initiatives and goals regarding ESG-related matters in our SEC filings or in other public disclosures. These ESG-related initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG-related goals on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.
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

ITEM 1B - UNRESOLVED STAFF COMMENTS
None.

ITEM 2 - PROPERTIES
We lease real property to support our business, including manufacturing, research and development, sales, marketing and administration. We believe our facilities are suitable and adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. The following table sets forth the locations of our manufacturing facilities:

Location	Lease Expiration Dates
San Diego, California	2028 (1)
Mesa, Arizona	2030 (2)
Penang, Malaysia	2082 (3)
(1) Excludes renewals that would be at our option to extend the term of a lease expiring in 2028 for one additional three to five-year term.
(2) Excludes renewals that would be at our option to extend the term of a lease expiring in 2028 for four additional five-year terms and also excludes renewals that would be at our option to extend the term of a lease expiring in 2030 for two additional five-year terms.
(3) Represents 60-year land leases with the state authority expiring at varying dates through 2082.
Our headquarters, research and development, and certain of our manufacturing operations are located in San Diego, California. We also lease various manufacturing, administrative, warehouse and customer support real properties throughout the world including North America, Europe, and the Asia-Pacific region.
As of December 31, 2022, we had approximately 46,800 square feet of laboratory space and approximately 85,200 square feet of controlled environment rooms. In 2020, we commenced construction of a new facility in Malaysia that we anticipate will add substantial manufacturing capacity. We expect to begin operations out of the new Malaysia manufacturing facility in 2023.

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
During the year ended December 31, 2022, we and certain Abbott Diabetes Care, Inc. (“Abbott”) entities served complaints for patent infringement, validity and other patent related actions against each other in multiple jurisdictions, inside and outside the United States. We intend to vigorously pursue our claims and defenses in these cases to protect our intellectual property and to defend against Abbott’s infringement allegations.
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
Stockholders
We had fewer than 40 stockholders of record as of December 31, 2022. The number of beneficial owners of our common stock at that date was substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K during the fiscal year ended December 31, 2022.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On July 28, 2022, we announced that a duly authorized committee of our Board of Directors authorized and approved a share repurchase program of up to $700 million of our outstanding common stock, with a repurchase period ending no later than June 30, 2023. As of December 31, 2022, approximately $142.3 million remained available for repurchase pursuant to our share repurchase program.
The following table provides information about purchases by the Company of its shares of common stock during the three months ended December 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value of shares that may yet be purchased under the program (in millions)

10/01/2022 - 10/31/2022	—	—	—	$142.3
11/01/2022 - 11/30/2022	—	—	—	$142.3
12/01/2022 - 12/31/2022	—	—	—	$142.3
See Note 9, “Share Repurchase Program and Treasury Shares” to the consolidated financial statements in Part II, Item 8 of this Annual Report for information about purchases for the year ended December 31, 2022.

Company Stock Price Performance
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total returns on the Nasdaq Composite Index and the Nasdaq Medical Equipment Index over the five-year period ended December 31, 2022. The graph assumes that $100 was invested in Dexcom common stock and in each of the other indices on December 31, 2017 and that all dividends were reinvested. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Dexcom’s common stock.
The graph below and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
AMONG DEXCOM, INC.
THE NASDAQ COMPOSITE INDEX
AND THE NASDAQ MEDICAL EQUIPMENT INDEX

$1,000
$950
$900
$850
$800
$750
$700
$650
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Fiscal Year Ending
DexCom, Inc.
Nasdaq Composite
Nasdaq Medical Equipment

* $100 invested on December 31, 2017 in stock or index, including reinvestment of any dividends.

	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
DexCom, Inc.	$100.00	$208.75	$381.15	$644.22	$935.62	$789.27
Nasdaq Composite	$100.00	$97.16	$132.81	$192.47	$235.15	$158.65
Nasdaq Medical Equipment	$100.00	$62.72	$61.17	$85.34	$88.20	$59.54

ITEM 6 - [RESERVED]

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are not purely historical regarding Dexcom’s or its management’s intentions, beliefs, expectations and strategies for the future. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are made as of the date of this report, deal with future events, are subject to various risks and uncertainties, and actual results could differ materially from those anticipated in those forward looking statements. The risks and uncertainties include, among other things, impacts on our business due to health pandemics or other contagious outbreaks, such as the ongoing COVID-19 pandemic. The risks and uncertainties that could cause actual results to differ materially are more fully described under “Risk Factors” in Part I, Item 1A of this Annual Report, elsewhere in this Annual Report, and in our other reports filed with the SEC. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results. You should read the following discussion and analysis together with our consolidated financial statements and related notes in Part II, Item 8 of this Annual Report.

Overview

Who We Are

We are a medical device company primarily focused on the design, development and commercialization of continuous glucose monitoring, or CGM, systems for the management of diabetes by patients, caregivers, and clinicians around the world.
We received approval from the Food and Drug Administration, or FDA, and commercialized our first product in 2006. We launched our latest generation system, the Dexcom G6® integrated Continuous Glucose Monitoring System, or G6, in 2018 and more recently received marketing clearance from the FDA on the Dexcom G7® in December 2022.
Unless the context requires otherwise, the terms “we,” “us,” “our,” the “company,” or “Dexcom” refer to DexCom, Inc. and its subsidiaries.

Global Presence
We have built a direct sales organization in North America and certain international markets to call on health care professionals, such as endocrinologists, physicians and diabetes educators, who can educate and influence patient adoption of continuous glucose monitoring. To complement our direct sales efforts, we have entered into distribution arrangements in North America and several international markets that allow distributors to sell our products.

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

Impact of Current Events

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

The ongoing COVID-19 pandemic has and may continue to have an adverse impact on our manufacturing and distribution capabilities. Disruptions relating to the ongoing COVID-19 pandemic, including shelter-in-place orders in the U.S. and other countries, could prevent employees, suppliers, distributors, and others from accessing manufacturing facilities and from transporting our products or the components required to manufacture our products. For example, we have experienced some supply chain disruption due to the global restrictions resulting from the ongoing COVID-19 pandemic in the manufacturing of our next-generation CGM product. Further, worldwide supply chain disruption relating to the ongoing COVID-19 pandemic has resulted in product shortages that has and may continue to impact our ability to manufacture our devices. As of the filing date of this Annual Report, the extent to which the ongoing COVID-19 pandemic may impact our financial condition or results of operations or guidance is uncertain. The effect of the ongoing COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See “Risk Factors” in Part I, Item 1A of this Annual Report for further discussion of the possible impact of the ongoing COVID-19 pandemic on our business.

In addition, the global supply chain shortages and disruptions are impacting our ability to obtain certain raw materials and components used in our products. We depend on single- or sole-source suppliers to obtain sufficient quantities of these components that are critical to manufacturing our products. Disruptions at these suppliers could lead to a similar disruption in our ability to manufacture products on time to meet consumer demand. In addition, these supply chain constraints may result in higher costs due to a more competitive supply environment. These conditions may impact our gross margin.

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

While our significant accounting policies are described in Note 1 “Organization and Significant Accounting Policies” to the consolidated financial statements in Part II, Item 8 of this Annual Report, we believe that the following accounting estimates are most critical to a full understanding and evaluation of our reported financial results. Members of our senior management have discussed the development and selection of these critical accounting estimates and their disclosure in this Annual Report with the Audit Committee of our Board of Directors.
Pharmacy Rebates
We estimate provisions for pharmacy rebates based on contractual arrangements, estimates of products sold subject to rebate, known events or trends and channel inventory data. Estimates associated with rebates on products sold through our distributors under pharmacy benefits are the most significant component of our variable consideration estimates and most at risk for material adjustment because of the time delay between the recording of the provision and its ultimate settlement, an interval that generally ranges from 30 to 90 days, but can last up to one year. Due to this time lag, in any given period, our adjustments to reflect actual amounts can incorporate changes of estimates related to prior periods.
Historically, adjustments to these estimates to reflect actual results or updated expectations, have not been material to our overall business and generally have been less than 1% of revenue. An increase or decrease of 1% in our estimate of products sold subject to rebate during 2022, holding all other assumptions constant, would increase or decrease revenue by approximately $19.1 million.
For more information, see Revenue Recognition in Note 1 “Organization and Significant Accounting Policies” to the consolidated financial statements in Part II, Item 8 of this Annual Report.
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
We use the asset and liability approach to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities as described in Note 1 “Organization and Significant Accounting Policies” to the consolidated financial statements in Part II, Item 8 of this Annual Report. Significant judgment is required to evaluate the need for a valuation allowance against deferred tax assets. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon future earnings in applicable tax jurisdictions. We maintain a valuation allowance on our California research and development tax credits and certain foreign intangible assets, as it is more likely than not that those deferred tax assets will not be realized.
We recognize and measure benefits for uncertain tax positions using a two-step approach as described in Note 1 “Organization and Significant Accounting Policies” to the consolidated financial statements in Part II, Item 8 of this Annual Report. Significant judgment is required to evaluate uncertain tax positions and is based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.

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

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue, gross profit, operating income, net income, and operating cash flow.
Key Highlights for fiscal 2022 include the following:

Revenue	Gross Profit	Operating Income	Net Income	Operating Cash Flow
$2.91 billion	$1.88 billion	$391.2 million	$341.2 million	$669.5 million
up 19% from 2021	up 12% from 2021	up 47% from 2021	up 57% from 2021	up 51% from 2021

We ended fiscal 2022 with cash, cash equivalents and short-term marketable securities totaling $2.46 billion.

Business Trends
In addition to the general impacts of current events on our company as described in the Overview, looking ahead we expect our business could be affected by the following:
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
•Growing research and interest in the use of CGM technology outside of the ambulatory care setting, including use by hospital systems.
•Continued product innovation and competition from other CGM device makers.
•Our ability to scale efficiently with the construction of our production facility in Malaysia.

Results of Operations

Financial Overview
For discussion related to the results of operations and changes in financial condition for fiscal 2021 compared to fiscal 2020 refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2021 Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission on February 14, 2022.

Twelve Months Ended December 31, 2022 Compared to Twelve Months Ended December 31, 2021
	Twelve Months Ended December 31,				2022 - 2021
	2022	% of Revenue (1)	2021	% of Revenue (1)	$ Change	% Change
(In millions, except per share amounts)			(As Adjusted)*
Revenue	$2,909.8	100%	$2,448.5	100%	$461.3	19%
Cost of sales	1,026.7	35%	768.0	31%	258.7	34%
Gross profit	1,883.1	64.7%	1,680.5	68.6%	202.6	12%
Operating expenses:
Research and development	484.2	17%	517.1	21%	(32.9)	(6)%
Collaborative research and development fee	—	—%	87.1	4%	(87.1)	**
Amortization of intangible assets	7.5	—%	3.7	—%	3.8	**
Selling, general and administrative	1,000.2	34%	806.8	33%	193.4	24%
Total operating expenses	1,491.9	51%	1,414.7	58%	77.2	5%
Operating income	391.2	13%	265.8	11%	125.4	47%
Interest expense	(18.6)	(1)%	(18.8)	(1)%	0.2	(1)%
Loss on extinguishment of debt	—	—%	(0.1)	—%	0.1	**
Income from equity investments	0.2	—%	11.6	—%	(11.4)	(98)%
Interest and other income (expense), net	18.0	1%	(1.7)	—%	19.7	**
Income before income taxes	390.8	13%	256.8	10%	134.0	52%
Income tax expense	49.6	2%	39.9	2%	9.7	24%
Net income	$341.2	12%	$216.9	9%	$124.3	57%

Basic net income per share	$0.88	**	$0.56	**	$0.32	57%
Diluted net income per share	$0.82	**	$0.53	**	$0.29	55%

(1) The sum of the individual percentages may not equal the total due to rounding.
* We adjusted our 2021 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted on a full retrospective basis. All periods presented have also been adjusted to reflect the four-for-one stock split. Refer to Note 1, “Organization and Significant Accounting Policies,” to the consolidated financial statements in Part II, Item 8 of this Annual Report for further information.

** Not meaningful
Revenue
We expect that revenue we generate from the sales of our products will fluctuate from quarter to quarter. We typically experience seasonality, with lower sales in the first quarter of each year compared to the immediately preceding fourth quarter. This seasonal sales pattern relates to U.S. annual insurance deductible resets and unfunded flexible spending accounts.
Cost of sales
Cost of sales includes direct labor and materials costs related to each product sold or produced, including assembly, test labor and scrap, as well as factory overhead supporting our manufacturing operations. Factory overhead includes facilities, material procurement and control, manufacturing engineering, quality assurance, supervision and management. These costs are primarily salary, fringe benefits, share-based compensation, facility expense, supplies and purchased services. All of our manufacturing costs are included in cost of sales. In addition, amortization of certain licensing related intangibles are also included in cost of sales.

Research and development
Our research and development expenses primarily consist of engineering and research expenses related to our continuous glucose monitoring technology, clinical trials, regulatory expenses, quality assurance programs, materials and products for clinical trials. Research and development expenses are primarily related to employee compensation, including salary, fringe benefits, share-based compensation, and temporary employee expenses. We also incur significant expenses to operate our clinical trials including budgeted clinical site compensation and reimbursement, study monitoring and oversight expenses, clinical trial product and associated travel expenses. Our research and development expenses also include fees for design services, contractors and development materials.
Amortization of intangible assets
Our amortization expense primarily relates to acquired technology and intellectual property and other acquired intangible assets.
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
Interest and other income (expense), net
Interest and other income (expense), net consists primarily of interest income on our cash, cash equivalents and short-term marketable securities portfolio and foreign currency transaction gains and losses due to the effects of foreign currency fluctuations.

Twelve Months Ended December 31, 2022 Compared to Twelve Months Ended December 31, 2021

Revenue
The revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base, partially offset by mix shift and price associated with the evolution of our channel and product strategy.

Disposable sensor and other revenue comprised approximately 87% of total revenue and Reusable Hardware revenue comprised approximately 13% of total revenue for the twelve months ended December 31, 2022. Disposable sensor and other revenue comprised approximately 84% of total revenue and Reusable Hardware revenue comprised approximately 16% of total revenue for the twelve months ended December 31, 2021.

Cost of Sales & Gross Profit
Cost of sales and gross profit increased primarily due to an increase in sales volume.

The decrease in gross profit margin in 2022 compared to 2021 was primarily driven by price, product, and channel mix changes and impact of foreign currencies on revenue.

Research and Development Expense
Research and development expense decreased primarily due to $43.0 million in lower third party and consulting fees most notably related to software development for new products and significant enhancements, $19.9 million in lower costs related to set-up and validation costs for new CGM equipment, and $9.7 million in lower clinical trials costs, partially offset by $26.5 million in compensation-related costs due to higher headcount.

We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.

Collaborative Research and Development Fee
Collaborative research and development fees of $87.1 million for the twelve months ended December 31, 2021 represents expense incurred in the fourth quarter of 2021 associated with a contingent milestone for regulatory approval under the Restated Collaboration Agreement. See Note 2 “Collaboration with Verily Life Sciences” to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information.

Selling, General and Administrative Expense
Selling, general and administrative expense increased primarily due to $54.1 million in compensation-related costs most notably due to higher headcount, $26.0 million in advertising and marketing costs due to an increase in worldwide marketing campaigns, $23.0 million in long-lived asset impairment charges, $21.5 million in legal expense related to litigation, $13.0 million in travel and entertainment expenses, and $5.8 million in depreciation expense due to higher property and equipment balances and accelerated depreciation related to business transition activities.

Income from Equity Investments	Income from equity investments of $11.6 million for the twelve months ended December 31, 2021 consisted solely of realized gains from the sale of an equity investment.

Interest and Other Income (Expense), Net
Interest and other income (expense), net, increased primarily due to $22.1 million in interest income on our short-term marketable securities portfolio, partially offset by foreign currency transaction gains and losses due to the effects of foreign currency fluctuations. The increase in interest income was primarily related to a significant increase in market interest rates, as well as an increase in the average invested balances during 2022 compared to 2021.

Income Tax Expense
We recorded income tax expense on pre-tax book income for the twelve months ended December 31, 2022 and December 31, 2021. The income tax expense we recorded for 2022 is primarily attributable to income tax expense from normal, recurring operations offset by excess tax benefits recognized for share-based compensation for employees (net of disallowed executive compensation) and the Verily milestone payment, and generation of research and development tax credits. The income tax expense we recorded for 2021 is primarily attributable to income tax expense from normal, recurring operations offset by excess tax benefits recognized for employee share-based compensation, generation of research and development tax credits, and a one-time tax benefit related to tax law changes.

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
A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in U.S. dollars. We will be exposed to additional foreign currency exchange risk related to our foreign operations when we begin manufacturing in Malaysia and as our business continues to increase in markets outside of the United States. See “Foreign Currency Exchange Risk” in Part II, Item 7A of this Annual Report for more information.
Main Sources of Liquidity
Cash, cash equivalents and short-term marketable securities
Our cash, cash equivalents and short-term marketable securities totaled $2.46 billion as of December 31, 2022. None of those funds were restricted and $2.29 billion (approximately 93%) of those funds were located in the United States.
Cash flow from Operations
For the twelve months ended December 31, 2022, we had positive cash flows of $669.5 million from operating activities. We anticipate that we will continue to generate positive cash flow from operations for the foreseeable future.
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
Revolving Credit Agreement
As of December 31, 2022, we had no outstanding borrowings, $7.3 million in outstanding letters of credit, and a total available balance of $192.7 million under the Amended Credit Agreement. We monitor counterparty risk associated with the institutional lenders that are providing the Credit Facility. We currently believe that the Credit Facility will be available to us should we choose to borrow under it. Revolving loans will be available for general corporate purposes, including working capital and capital expenditures. See Note 5 “Debt” to the consolidated financial statements in Part II, Item 8 of this Annual Report for more details on the Revolving Credit Agreement.
Short-term Liquidity Requirements
Our short-term liquidity requirements primarily consist of regular operating costs, interest payments related to our senior convertible notes, capital expenditures for the development of our manufacturing facilities and office spaces, and short-term material cash requirements as described below. As of December 31, 2022, we had a working capital ratio of 1.99 and a quick ratio of 1.72, which indicates that our current assets are more than enough to cover our short-term liabilities. We expect to have significant capital expenditures for the next year to drive our strategic initiative of building out our manufacturing facility and equipment in Malaysia and the capacity scale-up in Mesa, Arizona.
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
We may use cash to repurchase Dexcom shares or for strategic initiatives that strengthen our foundation for long-term growth. On July 26, 2022, a duly authorized committee of our Board of Directors authorized a share repurchase program of up to $700.0 million of our outstanding common stock, with a repurchase period ending no later than June 30, 2023. As of December 31, 2022, approximately $142.3 million remained available for repurchase pursuant to our share repurchase program. See Note 9 “Employee Benefit Plans and Stockholders’ Equity” to the consolidated financial statements in Part II, Item 8 of this Annual Report for more details.

As of December 31, 2022, we have outstanding senior convertible notes that will mature in December 2023. We may elect to settle the remaining principal amount outstanding of the 2023 Notes with cash and/ or shares of Dexcom common stock prior to maturity once certain conditions are met.
Long-term Liquidity Requirements
Our long-term liquidity requirements primarily consist of interest and principal payments related to our senior convertible notes, capital expenditures for the development of our manufacturing facilities and office spaces, and long-term material cash requirements as described below. As of December 31, 2022, we had a debt-to-assets ratio of 0.37, which indicates that our total assets are more than enough to cover our short-term and long-term debts. As demand grows for our products, we will continue to expand global operations to meet demand through investments in manufacturing and operations. We expect to meet our long-term liquidity requirements from our main sources of liquidity as described above to support our future operations, capital expenditures, acquisitions, and other liquidity requirements associated with our operations beyond the next 12 months.
As of December 31, 2022, we have outstanding senior convertible notes that will mature in November 2025 for the 2025 Notes. However, the outstanding principal of our senior convertible notes could be converted into cash and/or shares of our common stock prior to maturity once certain conditions are met. See Note 5 “Debt” to the consolidated financial statements in Part II, Item 8 of this Annual Report for information on conversion rights prior to maturity.
Material Cash Requirements
From time to time in the ordinary course of business, we enter into a variety of purchase arrangements including but not limited to, purchase arrangements related to capital expenditures, components used in manufacturing for the United States and Malaysia, and research and development activities. See Purchase Commitments in Note 6 “Leases and Other Commitments” to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information.
As of January 1, 2022, for U.S. tax purposes, research and development expenses are required to be capitalized and amortized rather than immediately deducted. As a result, our annual cash tax payments to the United States Treasury have increased in the current year.
We issued senior convertible notes in November 2018 and May 2020. The aforementioned obligations include both principal and interest for these notes. Although these notes mature in December 2023 and November 2025, they may be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayment of the principal amounts sooner than the scheduled repayment. As of December 31, 2022, we had outstanding letters of credit of $7.3 million for which we cannot forecast with certainty the amount and timing of repayments. See Note 5 “Debt” to the consolidated financial statements in Part II, Item 8 of this Annual Report for further discussion of the terms of our senior convertible notes.
We are party to various leasing arrangements, primarily for office, manufacturing and warehouse space that expire at various times through December 2030, excluding any renewal options. We also have land leases in Penang, Malaysia for the build-out of our international manufacturing facility lease that expire through 2082. We anticipate incurring significant expenditures related to the build-out of the Malaysia manufacturing facility and equipment in the next two years. See Leases in Note 6 “Leases and Other Commitments” to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information.
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
See Note 5 “Debt” to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information about the terms of the Credit Agreement, our senior convertible notes, the 2023 Note Hedge, and the 2023 Warrants.

Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated. See the consolidated financial statements in Part II, Item 8 of this Annual Report for complete statements of cash flows for these periods.

Cash Flows Summary 2022 YTD vs. 2021 YTD (As Adjusted)
$750.0 M
$500.0 M
$250.0 M
$— M
$(250.0) M
$(500.0) M
$(750.0) M
$669.5 M
$(521.5) M
$(552.5) M
$442.5 M
$(216.1) M
$10.4 M
YTD 2022
YTD 2021 (As Adjusted)
Operating Cash Flows
Investing Cash Flows
Financing Cash Flows

As of December 31, 2022, we had $2.46 billion in cash, cash equivalents and short-term marketable securities, which is a decrease of $275.0 million compared to $2.73 billion as of December 31, 2021.
The primary cash flows during the twelve months ended December 31, 2022 and 2021 are described below. See the consolidated financial statements in Part II, Item 8 of this Annual Report for complete consolidated statements of cash flows for these periods.

Twelve Months Ended
		December 31, 2022		December 31, 2021
As Adjusted
Operating Cash Flows	+	$341.2 million of net income and $301.6 million of net non-cash adjustments, partially offset by $26.7 million of net changes in working capital balances	+	$216.9 million of net income and $357.6 million of net non-cash adjustments, partially offset by $132.0 million of net changes in working capital balances
Net non-cash adjustments were primarily related to share-based compensation and depreciation and amortization.
Net non-cash adjustments were primarily related to collaborative research and development fees, share-based compensation, non-cash interest expense for our senior convertible notes, and depreciation and amortization.

Investing Cash Flows	-	$364.8 million capital expenditures	+	$193.2 million net proceeds from marketable securities
	-	$138.5 million net purchases of marketable securities	+	$15.7 million in proceeds from the sale of an equity investment
	-	$14.5 million in purchases of equity investments	-	$389.2 million capital expenditures
			-	$30.2 million in acquisitions, net of cash acquired
			-	$5.0 million in purchases of equity investments

Financing Cash Flows	+	$22.5 million in proceeds from the issuance of common stock under our employee stock plans	+	$20.3 million in proceeds from the issuance of common stock under our employee stock plans
	-	$557.7 million in purchases of treasury stock	-	$9.9 million in payments for financing leases
	-	$15.6 million in payments for financing leases

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
Foreign Currency Exchange Risk
A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in U.S. dollars. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenue than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as cost of sales and operating expenses. Changes in foreign currencies impact currency translation and had a slightly negative effect on our revenues and gross profit margins.
We will be exposed to additional foreign currency exchange risk related to our foreign operations when we begin manufacturing in Malaysia and as our business continues to increase in markets outside of the United States. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Australian Dollar, the British Pound, the Canadian Dollar, the Euro, and the Malaysian Ringgit, could adversely affect our financial results, including income and losses as well as assets and liabilities in addition to risks to our revenues, revenue growth rates, and gross profit margins.
We translate the financial statements of our international subsidiaries with functional currencies other than the U.S. dollar into the U.S. dollar for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. We record net gains or losses resulting from the translation of these financial statements and the effect of exchange rate changes on intercompany receivables and payables of a long-term nature as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying investment in international subsidiaries. We also record exchange rate fluctuations resulting from the translation of the short-term intercompany balances between domestic entities and our international subsidiaries as foreign currency transaction gains or losses and include them in interest and other income (expense), net in our consolidated statements of operations.
We enter into foreign currency forward contracts to hedge monetary assets and liabilities denominated in foreign currencies. These forward contracts are not designated as hedging instruments and generally mature in one month. The derivative gains and losses are included in interest and other income (expense), net in our consolidated statements of operations. See Note 3 “Fair Value Measurements” to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information.
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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required is set forth under “Report of Independent Registered Public Accounting Firm,” “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “ Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Stockholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” on pages F-10 to F-44 of this Annual Report and is incorporated into this Item 8 by reference.
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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and timely communicated to management, including our Chief Executive Officer and Chief Financial Officer, recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures. Based on their evaluation as of December 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date for this purpose.
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
Our management, with the participation of the Chief Executive and Chief Financial Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP an Independent Registered Public Accounting Firm, as stated in their report which is included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DexCom, Inc.
Opinion on Internal Control over Financial Reporting
We have audited DexCom, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, DexCom, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of DexCom, Inc. as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 9, 2023 expressed an unqualified opinion thereon.
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
February 9, 2023

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
2. Financial Statement Schedules.
For the three fiscal years ended December 31, 2022, Schedule II – Valuation and Qualifying Accounts.
Financial statement schedules not listed above have been omitted because information required to be set forth therein is not applicable, not required, or the information required by such schedules is shown in the consolidated financial statements or the notes thereto.
3. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Date of First Filing	Exhibit Number
3.01	Restated Certificate of Incorporation of Dexcom, Inc.	8-K	000-51222	May 21, 2021	3.1
3.02	Amended and Restated Bylaws of DexCom, Inc.	8-K	000-51222	May 21, 2021	3.3
4.01	Form of Specimen Certificate for Registrant’s common stock.	S-1/A	333-122454	March 24, 2005	4.01
4.02	Indenture, dated as of November 30, 2018, between DexCom, Inc. and U.S. Bank National Association (including the form of 0.75% Convertible Senior Notes due 2023).	8-K	000-51222	December 3, 2018	4.1
4.03	Indenture, dated as of May 14, 2020, between DexCom, Inc. and U.S. Bank National Association (including the form of 0.25% Convertible Senior Notes due 2025).	8-K	000-51222	May 15, 2020	4.1
4.04	Description of Securities Registered Under Section 12 of the Exchange Act.	10-K	000-51222	February 11, 2021	4.04
10.01	Offer letter between DexCom, Inc. and Kevin Sayer dated May 3, 2011.*	10-Q	000-51222	August 3, 2011	10.28
10.02	Sublease between DexCom, Inc. and Entropic Communications, LLC dated February 1, 2016.	10-Q	000-51222	April 27, 2016	10.36
10.03	Industrial Net Lease, Broadway dated April 28, 2016, by and between PRA/LB, L.L.C. and DexCom, Inc.	10-Q	000-51222	August 2, 2016	10.39
10.04	Executive Deferred Compensation Plan.*	8-K	000-51222	June 4, 2019	10.02
10.05	Third Amendment to Office Lease between DexCom, Inc. and John Hancock Life Insurance Company, dated January 9, 2019.**	10-K	000-51222	February 13, 2020	10.40
10.06	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.*	10-K	000-51222	February 11, 2021	10.43

10.07	DexCom Incentive Bonus Plan.*	8-K	000-51222	March 17, 2021	10.1
10.08	Second Amended and Restated Credit Agreement dated October 13, 2021 by and among DexCom, Inc., Bank of America, Silicon Valley Bank and Union Bank, and JPMorgan Chase Bank, as Administrative Agent.	10-K	000-51222	February 14, 2022	10.39
10.09	Office Lease Agreement, dated March 31, 2006, between DexCom, Inc. and Kilroy Realty, L.P., as amended on August 18, 2010 and October 1, 2014.					X
10.10
Amendment Number One to Non-Exclusive Distribution Agreement, between RGH Enterprises, Inc. and DexCom, Inc., dated March 29, 2011, as amended on March 28, 2013, December 4, 2013, and April 30, 2016.**
X
10.11	Amended and Restated Non-Exclusive Distribution Agreement with Diabetes Management and Supplies, LLC, dated August 10, 2015, as amended on April 7, 2022.**					X
10.12	Distribution Services Agreement dated November 7, 2015 between DexCom, Inc. and AmerisourceBergen Drug Corporation, as amended on November 1, 2018 and December 2, 2022.**					X
10.13	Amended and Restated Non-Exclusive Distribution Agreement with Byram Healthcare dated February 1, 2016.**					X
10.14
Standard Form of Agreement dated May 2, 2016, by and between DexCom, Inc. and Skanska USA Building Inc. and Standard Form of Agreement dated May 1, 2017, by and between DexCom, Inc. and Skanska USA Building Inc.
X
10.15
Amendment No. 1 to Collaboration and License Agreement dated October 25, 2016 by and between DexCom, Inc. and Verily Life Sciences LLC (formerly Google Life Sciences LLC), as amended on November 20, 2018.**
X
10.16	Severance and Change in Control Plan and form of participation agreement.*					X
10.17	Amended and Restated 2015 Equity Incentive Plan and forms of award agreements.*					X
10.18	Fourth Amendment to Office Lease between DexCom, Inc. and Sequence Tech. Center CA LLC, dated September 9, 2019, as amended on October 21, 2019 and May 25, 2021, and December 23, 2022.**					X
10.19	2015 Employee Stock Purchase Plan, amended on December 13, 2019 and form of subscription agreement.*					X

10.20	Office Lease between DexCom, Inc. and GC Pacific Court Center Owner, LLC, dated January 31, 2020, as amended on November 17, 2020, and forms of certificates.	X
21.01	List of Subsidiaries.	X
23.01	Consent of Independent Registered Public Accounting Firm.	X
24.01	Power of Attorney (see signature page of this Form 10-K).	X
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***	X
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
—	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	X

*	Represents a management contract or compensatory plan, contract or arrangement.
**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
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

DEXCOM, INC. (Registrant)

Dated: February 9, 2023	By:	/s/ JEREME M. SYLVAIN
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

Signature	Title	Date
/s/ KEVIN R. SAYER	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 9, 2023
Kevin R. Sayer

/s/ JEREME M. SYLVAIN	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 9, 2023
Jereme M. Sylvain

/s/ MARK G. FOLETTA	Lead Independent Director	February 9, 2023
Mark G. Foletta

/s/ STEVEN R. ALTMAN	Director	February 9, 2023
Steven R. Altman

/s/ NICHOLAS AUGUSTINOS	Director	February 9, 2023
Nicholas Augustinos

/s/ RICHARD A. COLLINS	Director	February 9, 2023
Richard A. Collins

/s/ KAREN DAHUT	Director	February 9, 2023
Karen Dahut

/s/ BRIDGETTE P. HELLER	Director	February 9, 2023
Bridgette P. Heller

/s/ BARBARA E. KAHN	Director	February 9, 2023
Barbara E. Kahn

/s/ KYLE MALADY	Director	February 9, 2023
Kyle Malady

/s/ JAY S. SKYLER	Director	February 9, 2023
Jay S. Skyler, M.D.

/s/ ERIC J. TOPOL	Director	February 9, 2023
Eric J. Topol, M.D.

DexCom, Inc.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DexCom, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DexCom, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 9, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

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

Our audit procedures also included, among others, evaluating the significant assumptions and the accuracy and completeness of the underlying data used in management’s calculations. This included testing contractual rates, management’s estimates of products sold subject to rebate, and inventory held by third parties at the end of the period, through a combination of underlying data validation by inspection of source documents, agreement to underlying contracts, review for consistency against historical data, and review of trending of inventory held at third parties versus inventory sold into the channel. In addition, we inspected the results of the Company’s retrospective review analysis of pharmacy rebates claimed and evaluated the estimates made based on historical experience.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2000.
San Diego, California
February 9, 2023

DexCom, Inc.
Consolidated Balance Sheets

	December 31,
	2022	2021
(In millions, except par value data)		(As Adjusted)*
Assets
Current assets:
Cash and cash equivalents	$642.3	$1,052.6
Short-term marketable securities	1,813.9	1,678.6
Accounts receivable, net	713.3	514.3
Inventory	306.7	357.3
Prepaid and other current assets	192.6	81.6
Total current assets	3,668.8	3,684.4
Property and equipment, net	1,055.6	801.8
Operating lease right-of-use assets	80.0	88.1
Goodwill	25.7	26.5
Intangibles, net	173.3	31.5
Deferred tax assets	341.2	290.5
Other assets	47.1	10.5
Total assets	$5,391.7	$4,933.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$901.8	$573.0
Accrued payroll and related expenses	134.3	125.2
Current portion of long-term senior convertible notes	772.6	—
Short-term operating lease liabilities	20.5	20.5
Deferred revenue	10.1	2.1
Total current liabilities	1,839.3	720.8
Long-term senior convertible notes	1,197.7	1,981.8
Long-term operating lease liabilities	94.6	98.6
Other long-term liabilities	128.3	90.0
Total liabilities	3,259.9	2,891.2
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 million shares authorized; no shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 800.0 million shares authorized; 393.2 million and 386.3 million shares issued and outstanding, respectively, at December 31, 2022; and 391.4 million and 388.0 million shares issued and outstanding, respectively, at December 31, 2021	0.4	0.4
Additional paid-in capital	2,258.1	2,108.7
Accumulated other comprehensive income (loss)	(11.6)	0.5
Retained earnings	479.9	138.7
Treasury stock, at cost; 6.9 million shares at December 31, 2022 and 3.4 million shares at December 31, 2021	(595.0)	(206.2)
Total stockholders’ equity	2,131.8	2,042.1
Total liabilities and stockholders’ equity	$5,391.7	$4,933.3

* We adjusted our 2021 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted on a full retrospective basis. All periods presented have also been adjusted to reflect the four-for-one stock split. Refer to Note 1, “Organization and Significant Accounting Policies,” to the consolidated financial statements for further information.

See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations

	Twelve Months Ended December 31,
	2022	2021	2020
(In millions, except per share data)		(As Adjusted)*	(As Adjusted)*
Revenue	$2,909.8	$2,448.5	$1,926.7
Cost of sales	1,026.7	768.0	646.6
Gross profit	1,883.1	1,680.5	1,280.1
Operating expenses:
Research and development	484.2	517.1	359.9
Collaborative research and development fee	—	87.1	—
Amortization of intangible assets	7.5	3.7	2.5
Selling, general and administrative	1,000.2	806.8	618.2
Total operating expenses	1,491.9	1,414.7	980.6
Operating income	391.2	265.8	299.5
Interest expense	(18.6)	(18.8)	(17.7)
Loss on extinguishment of debt	—	(0.1)	—
Income from equity investments	0.2	11.6	—
Interest and other income (expense), net	18.0	(1.7)	16.1
Income before income taxes	390.8	256.8	297.9
Income tax expense (benefit)	49.6	39.9	(251.8)
Net income	$341.2	$216.9	$549.7

Basic net income per share	$0.88	$0.56	$1.46
Shares used to compute basic net income per share	389.4	386.9	377.5
Diluted net income per share	$0.82	$0.53	$1.33
Shares used to compute diluted net income per share	427.5	428.8	420.4

* We adjusted our 2021 and 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted on a full retrospective basis. All periods presented have also been adjusted to reflect the four-for-one stock split. Refer to Note 1, “Organization and Significant Accounting Policies,” to the consolidated financial statements for further information.

See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Income

	Twelve Months Ended December 31,
	2022	2021	2020
(In millions)		(As Adjusted)*	(As Adjusted)*
Net income	$341.2	$216.9	$549.7
Other comprehensive income (loss), net of tax:
Translation adjustments and other	(9.8)	(1.0)	1.1
Unrealized loss on marketable debt securities	(2.3)	(1.7)	(0.2)
Total other comprehensive income (loss), net of tax	(12.1)	(2.7)	0.9
Comprehensive income	$329.1	$214.2	$550.6

* We adjusted our 2021 and 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted on a full retrospective basis. Refer to Note 1, “Organization and Significant Accounting Policies,” to the consolidated financial statements for further information.

See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
(In millions)	Shares	Amount
Balance at December 31, 2019 (As Adjusted)*	366.4	$0.4	$1,675.6	$2.3	$(695.7)	$(100.0)	$882.6
ASU 2020-06 Convertible Debt Full Retrospective Adoption	—	—	(242.3)	—	67.8	—	(174.5)
Issuance of common stock under equity incentive plans	4.2	—	0.3	—	—	—	0.3
Issuance of common stock for Employee Stock Purchase Plan	0.3	—	15.0	—	—	—	15.0
Tax benefit related to Senior Convertible Notes	—	—	45.6	—	—	—	45.6
Repurchase and conversions of 2022 Notes	13.5	—	112.9	—	—	—	112.9
Share-based compensation expense	—	—	119.4	—	—	—	119.4
Net income	—	—	—	—	549.7	—	549.7
Other comprehensive income, net of tax	—	—	—	0.9	—	—	0.9
Balance at December 31, 2020 (As Adjusted)*	384.4	0.4	1,726.5	3.2	(78.2)	(100.0)	1,551.9
Issuance of common stock under equity incentive plans	2.9	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.3	—	20.3	—	—	—	20.3
Tax benefit related to Senior Convertible Notes	—	—	(2.0)	—	—	—	(2.0)
Conversions of 2023 Notes	1.4	—	32.6	—	—	24.6	57.2
Benefit of note hedge upon conversions of 2023 Notes	(1.0)	—	130.8	—	—	(130.8)	—
Share-based compensation expense	—	—	113.4	—	—	—	113.4
Collaborative research and development fee	—	—	87.1	—	—	—	87.1
Net income	—	—	—	—	216.9	—	216.9
Other comprehensive loss, net of tax	—	—	—	(2.7)	—	—	(2.7)
Balance at December 31, 2021 (As Adjusted)*	388.0	0.4	2,108.7	0.5	138.7	(206.2)	2,042.1
Issuance of common stock under equity incentive plans	1.6	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.3	—	22.5	—	—	—	22.5
Issuance of common stock in connection with achievement of regulatory approval milestone, net of issuance costs	2.9	—	(189.3)	—	—	189.2	(0.1)
Purchases of treasury stock	(6.6)	—	—	—	—	(557.7)	(557.7)
Tax benefit related to Senior Convertible Notes	—	—	(0.4)	—	—	—	(0.4)
Conversions of 2023 Notes	0.4	—	4.2	—	—	13.2	17.4
Benefit of note hedge upon conversions of 2023 Notes	(0.3)	—	33.5	—	—	(33.5)	—
Share-based compensation expense	—	—	126.5	—	—	—	126.5
Capitalization of sales-based milestones	—	—	152.4	—	—	—	152.4
Net income	—	—	—	—	341.2	—	341.2
Other comprehensive loss, net of tax	—	—	—	(12.1)	—	—	(12.1)
Balance at December 31, 2022	386.3	$0.4	$2,258.1	$(11.6)	$479.9	$(595.0)	$2,131.8

* We adjusted our 2021 and 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted on a full retrospective basis on January 1, 2020. All periods presented have also been adjusted to reflect the four-for-one stock split. Refer to Note 1, “Organization and Significant Accounting Policies,” to the consolidated financial statements for further information.

See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2022	2021	2020
(In millions)		(As Adjusted)*	(As Adjusted)*
Operating activities
Net income	$341.2	$216.9	$549.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	155.9	102.0	67.1
Share-based compensation	126.5	113.4	119.4
Collaborative research and development fee	—	87.1	—
Loss on extinguishment of debt	—	0.1	—
Non-cash interest expense	6.3	7.2	7.0
Realized (gain) loss on equity investment	(0.2)	(11.6)	—
Deferred income taxes (including benefit from valuation allowance release)	(21.6)	15.8	(260.5)
Other non-cash income and expenses	34.7	43.6	13.7
Changes in operating assets and liabilities:
Accounts receivable, net	(199.9)	(75.5)	(142.3)
Inventory	49.3	(112.2)	(114.5)
Prepaid and other assets	(131.6)	(21.3)	(2.4)
Operating lease right-of-use assets and liabilities, net	(5.8)	(0.1)	(0.8)
Accounts payable and accrued liabilities	295.1	58.0	194.5
Accrued payroll and related expenses	8.5	10.4	26.1
Deferred revenue and other liabilities	11.1	8.7	18.6
Net cash provided by operating activities	669.5	442.5	475.6
Investing activities
Purchase of marketable securities	(2,266.3)	(2,473.1)	(3,058.2)
Proceeds from sale and maturity of marketable securities	2,127.8	2,666.3	2,250.5
Purchases of property and equipment	(364.8)	(389.2)	(199.0)
Acquisitions, net of cash acquired	(3.9)	(30.2)	—
Other investing activities	(14.3)	10.1	(11.3)
Net cash used in investing activities	(521.5)	(216.1)	(1,018.0)
Financing activities
Net proceeds from issuance of common stock	22.5	20.3	15.3
Purchases of treasury stock	(557.7)	—	—
Proceeds from issuance of convertible notes, net of issuance costs	—	—	1,188.8
Repurchase of convertible notes	—	—	(282.6)
Other financing activities	(17.3)	(9.9)	(9.4)
Net cash provided by (used in) financing activities	(552.5)	10.4	912.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5.8)	(1.4)	2.1
Increase (decrease) in cash, cash equivalents and restricted cash	(410.3)	235.4	371.8
Cash, cash equivalents and restricted cash, beginning of period	1,053.6	818.2	446.4
Cash, cash equivalents and restricted cash, end of period	$643.3	$1,053.6	$818.2

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$642.3	$1,052.6	$817.6
Restricted cash	1.0	1.0	0.6
Total cash, cash equivalents and restricted cash	$643.3	$1,053.6	$818.2

	Twelve Months Ended December 31,
	2022	2021	2020
		(As Adjusted)*	(As Adjusted)*
Supplemental disclosure of non-cash investing and financing transactions:
Shares issued for repurchase and conversions of senior convertible notes	$35.9	$157.7	$1,350.9
Shares received under note hedge upon conversion of 2023 Notes	$(33.5)	$(130.8)	$—
Acquisition of property and equipment included in accounts payable and accrued liabilities	$25.7	$45.4	$35.3
Supplemental cash flow information:
Cash paid during the year for interest	$12.2	$11.6	$10.6
Cash paid during the year for income taxes	$114.2	$16.8	$3.6

* We adjusted our 2021 and 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted on a full retrospective basis. Refer to Note 1, “Organization and Significant Accounting Policies,” to the consolidated financial statements for further information.

See accompanying notes

DexCom, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

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

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make certain estimates and assumptions that affect the amounts reported in our consolidated financial statements and the disclosures made in the accompanying notes. Areas requiring significant estimates include rebates, excess or obsolete inventories and the valuation of inventory, accruals for litigation contingencies, and the amount of our worldwide tax provision and the realizability of deferred tax assets. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.

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
We estimate the fair value of most of our cash equivalents using Level 1 inputs. We estimate the fair value of our marketable equity securities using Level 1 inputs and we estimate the fair value of our marketable debt securities using Level 2 inputs. We carry our marketable securities at fair value. We carry our other financial instruments, such as cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities, at cost, which approximates the related fair values due to the short-term maturities of these instruments. See Note 3 “Fair Value Measurements” to the consolidated financial statements for more information.

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
We calculate realized gains or losses on our marketable securities using the specific identification method. We carry our marketable debt securities at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity in our consolidated balance sheets and included in comprehensive income. Interest income and realized gains and losses on marketable debt securities are included in interest and other income (expense), net in our consolidated statements of operations. We carry our marketable equity securities at fair value with realized and unrealized gains and losses reported in income (loss) from equity investments in our consolidated statements of operations.
We invest in various types of debt securities, including debt securities in government-sponsored entities, corporate debt securities, U.S. Treasury securities, supranational securities, and commercial paper. We do not generally intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. See Note 3 “Fair Value Measurements” and Short-Term Marketable Securities in Note 4 “Balance Sheet Details” to the consolidated financial statements for more information on our marketable securities.

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
The following table sets forth the percentages of total revenue or gross accounts receivable for customers that represent 10% or more of the respective amounts for the periods shown:

	Revenue**			Gross Accounts Receivable
	Twelve Months Ended December 31,			As of December 31,
	2022	2021	2020	2022	2021
Customer A	32%	28%	23%	19%	16%
Customer B	11%	12%	11%	10%	11%
Customer C	26%	21%	18%	17%	13%
Customer D	29%	18%	11%	22%	13%
Customer E	10%	*	*	*	*
* Less than 10%
** Total revenue for each customer is net of fees, cash discounts, and rebates directly allocable to that customer. Rebates paid to other entities are excluded; therefore, the combined value may exceed 100%.

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
If the estimated fair value of a reporting unit exceeds the carrying amount of the net assets assigned to that unit, goodwill is not impaired and no further analysis is required. If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of the unit, we perform the second step of the impairment test. In this step we allocate the fair value of the reporting unit calculated in step one to all of the assets and liabilities of that unit, as if we had just acquired the reporting unit in a business combination. The excess of the fair value of the reporting unit over the total amount allocated to the assets and liabilities represents the implied fair value of goodwill. If the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference. We recorded no goodwill impairment charges for the twelve months ended December 31, 2022, 2021 or 2020.
The change in goodwill for the twelve months ended December 31, 2022 and 2020 consisted of translation adjustments on our foreign currency denominated goodwill. The change in goodwill for the twelve months ended December 31, 2021 consisted of goodwill we recorded for acquisitions that were not significant, individually or in the aggregate, and translation adjustments on our foreign currency denominated goodwill.

Intangible Assets and Other Long-Lived Assets
Intangible assets are included in intangibles and other assets, net in our consolidated balance sheets. We amortize intangible assets with a finite life, such as the customer relationships, acquired technology and intellectual property, trademarks and trade name, and other intangibles, on a straight-line basis over their estimated useful lives, which range from one to seven years. We review intangible assets that have finite lives and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We estimate the fair value of the asset based on the present value of future cash flows for those assets. If the carrying value of an asset exceeds its estimated fair value, we would record an impairment loss equal to the difference.

For transactions other than a business combination, we also capitalize as intangible assets the cost of certain milestones payable by us to collaborative partners and incurred at or after the product has obtained regulatory approval for marketing. The intangible assets associated with these milestones are amortized over the remaining estimated useful life of the underlying asset.
We recorded no significant intangible asset impairment charges for the twelve months ended December 31, 2022, 2021 or 2020.

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
We file federal and state income tax returns in the United States and income tax returns in various other foreign jurisdictions with varying statutes of limitations. Due to net operating losses incurred on our U.S. Federal returns, our income tax returns from inception to date are subject to examination by taxing authorities.
We recognize interest expense and penalties related to income tax matters, including unrecognized tax benefits, as a component of income tax expense.
We recognize income tax expense for basis differences related to global intangible low-taxed income ("GILTI") as a period cost if and when incurred. GILTI is a category of income that is earned abroad by U.S.-controlled foreign corporations (CFCs) and is subject to special treatment under the U.S. tax code.

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
Estimates
We review the adequacy of our estimates for transaction price adjustments and variable consideration at each reporting date. If the actual amounts of consideration we receive differ from our estimates, we would adjust our estimates and that would affect reported revenue in the period that such variances become known. If any of these judgments were to change, it could cause a material increase or decrease in the amount of revenue we report in a particular period.
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
Revenue Recognition
We record revenue from sales of Components upon transfer of control of the product to the customer. We typically determine transfer of control based on when the product is shipped or delivered and title passes to the customer.
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
Accounts receivable as of December 31, 2022 included unbilled accounts receivable of $9.0 million. We expect to invoice and collect all unbilled accounts receivable within twelve months.
We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation.
Our performance obligations are generally satisfied within twelve months of the initial contract date. The deferred revenue balances related to performance obligations that will be satisfied after twelve months was $19.0 million as of December 31, 2022 and $16.1 million as of December 31, 2021. These balances are included in other long-term liabilities in our consolidated balance sheets. Revenue recognized in the period from performance obligations satisfied in previous periods was not material for the periods presented.
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

Below is a summary of the changes in our consolidated statements of operations for the twelve months ended December 31, 2020 and December 31, 2021 we originally reported at December 31, 2021 under the ASC 470-20 legacy guidance compared to our adjusted balance sheets under the new ASU 2020-06 guidance we adopted and reflective of our four-for-one forward stock split:

Consolidated Statement of Operations	Twelve Months Ended December 31, 2020
(In millions, except per share data)	As Previously Reported	ASU 2020-06 Adjustment	As Adjusted
Loss on extinguishment of debt	$(5.9)	$5.9	$—
Interest expense	(84.7)	67.0	(17.7)
Income before income taxes	225.0	72.9	297.9
Income tax expense (benefit)	(268.6)	16.8	(251.8)
Net income	493.6	56.1	549.7
Basic net income per share	1.31	0.15	1.46
Diluted net income per share (1)	$1.27	$0.06	$1.33
Shares used to compute diluted net income per share	389.8	30.6	420.4
(1) Dilutive net income used for diluted net income per share under ASU 2020-06 includes $11.1 million add back of interest expense, net of tax, attributable to assumed conversion of senior convertible notes.

Consolidated Statement of Operations	Twelve Months Ended December 31, 2021
(In millions, except per share data)	As Previously Reported	ASU 2020-06 Adjustment	As Adjusted
Loss on extinguishment of debt	$(1.5)	$1.4	$(0.1)
Interest expense	(100.3)	81.5	(18.8)
Income before income taxes	173.9	82.9	256.8
Income tax expense	19.2	20.7	39.9
Net income	154.7	62.2	216.9
Basic net income per share	0.40	0.16	0.56
Diluted net income per share (1)	$0.39	$0.14	$0.53
Shares used to compute diluted net income per share	400.4	28.4	428.8
(1) Dilutive net income used for diluted net income per share under ASU 2020-06 includes $11.4 million add back of interest expense, net of tax, attributable to assumed conversion of senior convertible notes.
Below is a summary of our consolidated balance sheet as of December 31, 2022 and consolidated statement of operations for the twelve months ended December 31, 2022 under the ASC 470-20 legacy guidance compared to the new ASU 2020-06 guidance we adopted.

Consolidated Balance Sheet	As of December 31, 2022
(In millions)	As computed under ASC 470-20	ASU 2020-06 Adjustment	As reported under ASU 2020-06
Prepaid and other current assets	$191.5	$1.1	$192.6
Deferred tax assets	293.1	48.1	341.2
Current portion of long-term senior convertible notes	740.9	31.7	772.6
Long-term senior convertible notes	1,034.9	162.8	1,197.7
Additional paid-in-capital	2,652.2	(394.1)	2,258.1
Retained earnings	$231.1	$248.8	$479.9

Consolidated Statement of Operations	Twelve Months Ended December 31, 2022
(In millions, except per share data)	As computed under ASC 470-20	ASU 2020-06 Adjustment	As reported under ASU 2020-06
Loss on extinguishment of debt	$(0.4)	$0.4	$—
Interest expense	(101.9)	83.3	(18.6)
Income before income taxes	307.1	83.7	390.8
Income tax expense	28.6	21.0	49.6
Net income	278.5	62.7	341.2
Basic net income per share	0.72	0.16	0.88
Diluted net income per share (1)	$0.70	$0.12	$0.82
Shares used to compute diluted net income per share	400.5	27.0	427.5
(1) Dilutive net income used for diluted net income per share under ASU 2020-06 includes $11.0 million add back of interest expense, net of tax, attributable to assumed conversion of senior convertible notes.

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

Advertising Costs
We expense costs to produce advertising as we incur them whereas costs to communicate advertising are expensed when the advertising is first run. Advertising costs are included in selling, general and administrative expenses. Advertising expense was $133.0 million, $126.4 million and $76.5 million for the twelve months ended December 31, 2022, 2021 and 2020, respectively.

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

The following table sets forth the computation of basic and diluted net income per share for the periods shown:

	Twelve Months Ended December 31,
	2022	2021	2020
(In millions, except per share data)		As Adjusted	As Adjusted
Net income	$341.2	$216.9	$549.7
Add back interest expense, net of tax attributable to assumed conversion of senior convertible notes	11.0	11.4	11.1
Net income - diluted	$352.2	$228.3	$560.8

Net income per common share
Basic	$0.88	$0.56	$1.46
Diluted	$0.82	$0.53	$1.33

Basic weighted average shares outstanding	389.4	386.9	377.5
Dilutive potential common stock outstanding:
Restricted stock units and performance stock units	1.0	2.1	4.0
Warrants	10.2	11.5	8.4
Senior convertible notes	26.9	28.3	30.5
Diluted weighted average shares outstanding	427.5	428.8	420.4
Outstanding anti-dilutive securities not included in the diluted net income per share attributable to common stockholders calculations were as follows:

	Twelve Months Ended December 31,
	2022	2021	2020
(In millions)		As Adjusted	As Adjusted
Restricted stock units	0.4	—	0.1

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
In consideration of Verily’s performance of its obligations under the joint development plan of the Restated Collaboration Agreement, the licenses granted to us and the amendment of the original agreement, we made upfront, incentive, and the product regulatory approval payments, and will make potential payments for contingent sales-based milestones upon the achievement of certain revenue targets.
We account for the contingent milestones payable in shares of our common stock as equity instruments within the scope of ASC Topic 718. The product regulatory approval and sales-based milestones are accounted for as performance-based awards that vest when the performance conditions have been achieved and are recognized when the achievement of the respective contingent milestone is deemed probable. The value of the contingent milestones is based on our closing stock price on December 28, 2018, which was $29.57 per share.
Upfront and Incentive payments
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
Contingent milestones
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
In December 2022, we received FDA approval and determined the achievement of the sales-based milestones to be probable. As such, we capitalized the full value of the sales-based milestones, $152.4 million, as an intangible asset. The sales-based milestones are contingent upon the achievement of certain revenue targets. The value of the sales based milestones is based on: 1) 5,154,640 shares of our common stock, as agreed upon in November 2018 and 2) our closing stock price on December 28, 2018 of $29.57 per share. December 28, 2018 is the date on which we obtained the necessary regulatory approvals and represents the date the performance- based awards were issued. The intangible asset will be amortized using the straight-line method over its estimated useful life of 64 months through March 2028. The related amortization expense is recognized in Cost of Sales in our consolidated statements of operations and disclosed in Note 4 “Intangibles, Net” to the consolidated financial statements in Part II, Item 8 of this Annual Report.
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
The following table summarizes financial assets that we measured at fair value on a recurring basis as of December 31, 2022, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$375.9	$44.8	$—	$420.7

Debt securities, available-for-sale:
U.S. government agencies (1)	—	1,530.7	—	1,530.7
Commercial paper	—	119.4	—	119.4
Corporate debt	—	163.8	—	163.8
Supranationals	—	—	—	—
Total debt securities, available-for-sale	—	1,813.9	—	1,813.9

Other assets (2)	10.2	—	—	10.2

Total assets measured at fair value on a recurring basis	$386.1	$1,858.7	$—	$2,244.8
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
There were no transfers into or out of Level 3 securities during the twelve months ended December 31, 2022 and 2021.
We hold certain other investments that we do not measure at fair value on a recurring basis. The carrying values of these investments are $19.0 million as of December 31, 2022 and $4.5 million as of December 31, 2021. We include them in other assets in our consolidated balance sheets. It is impracticable for us to estimate the fair value of these investments on a recurring basis due to the fact that these entities are privately held and limited information is available. We monitor the information that becomes available from time to time and adjust the carrying values of these investments if there are identified events or changes in circumstances that have a significant effect on the fair values.
Fair Value of Senior Convertible Notes
The fair value, based on trading prices (Level 1 inputs), of our senior convertible notes were as follows as of the dates indicated:

	Fair Value Measurements Using Level 1
(In millions)	December 31, 2022	December 31, 2021
Senior Convertible Notes due 2023	$2,136.2	$2,589.6
Senior Convertible Notes due 2025	1,314.9	1,432.9
Total fair value of outstanding senior convertible notes	$3,451.1	$4,022.5
For more information on the carrying values of our senior convertible notes, see Senior Convertible Notes in Note 5 “Debt” to the consolidated financial statements.
Foreign Currency and Derivative Financial Instruments
We enter into foreign currency forward contracts to hedge monetary assets and liabilities denominated in foreign currencies. Our foreign currency forward contracts are not designated as hedging instruments. Therefore, changes in the fair values of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related foreign currency assets and liabilities. The duration of these contracts is generally one month. The derivative gains and losses are included in interest and other income (expense), net in our consolidated statements of operations.

As of December 31, 2022 and December 31, 2021, the notional amounts of outstanding foreign currency forward contracts were $62.0 million and $40.0 million, respectively. The resulting impact on our consolidated financial statements from currency hedging activities was not significant for the twelve months ended December 31, 2022, 2021 and 2020.
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
During the fourth quarter 2022, we vacated a leased building and made it available for sublease, resulting in an impairment of its asset group which consisted primarily of leasehold improvements and right-of-use asset. We recorded $23.0 million in impairment losses during the twelve months ended December 31, 2022. See Note 6 “Leases” to the consolidated financial statements for more information. There were no significant impairment losses during the twelve months ended December 31, 2021 and 2020.

4. Balance Sheet Details

Short-Term Marketable Securities
Short-term marketable securities, consisting of available-for-sale debt securities, were as follows as of the dates indicated:

	December 31, 2022
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies (1)	$1,535.1	$0.2	$(4.6)	$1,530.7
Commercial paper	119.6	—	(0.2)	119.4
Corporate debt	164.3	—	(0.5)	163.8
Supranationals	—	—	—	—
Total debt securities, available-for-sale	$1,819.0	$0.2	$(5.3)	$1,813.9

	December 31, 2021
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies	$1,212.1	$—	$(1.5)	$1,210.6
Commercial paper	189.8	—	(0.1)	189.7
Corporate debt	224.6	—	(0.3)	224.3
Supranationals	54.1	—	(0.1)	54.0
Total debt securities, available-for-sale	$1,680.6	$—	$(2.0)	$1,678.6
(1) Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.

As of December 31, 2022, the estimated market value of our short-term debt securities with contractual maturities up to 12 months was $1.81 billion. As of December 31, 2021, the estimated market value of our short-term debt securities with contractual maturities up to 12 months and up to 18 months was $1.36 billion and $320.7 million, respectively. Gross realized gains and losses on sales of our short-term debt securities for the twelve months ended December 31, 2022, 2021 and 2020 were not significant.
We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities at December 31, 2022 were primarily due to increases in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Equity Investments
During the twelve months ended December 31, 2022, 2021 and 2020, we had no unrealized gains or losses recognized during the reporting period on equity investments. Realized gains from the sale of an equity investment were $0.2 million and $11.6 million for the twelve months ended December 31, 2022 and 2021, respectively.

Accounts Receivable

	December 31,
(In millions)	2022	2021
Accounts receivable	$720.6	$519.7
Less allowance for doubtful accounts	(7.3)	(5.4)
Total accounts receivable, net	$713.3	$514.3
Reserve for prompt payment cash discounts recorded against accounts receivable, excluding allowance for doubtful accounts, was $8.3 million, $13.7 million, $15.9 million as of December 31, 2022, 2021, and 2020, respectively.

Inventory

	December 31,
(In millions)	2022	2021
Raw materials	$159.0	$145.2
Work-in-process	17.2	16.2
Finished goods	130.5	195.9
Total inventory	$306.7	$357.3
During the twelve months ended December 31, 2022, 2021 and 2020, we recorded excess and obsolete inventory charges of $13.9 million, $28.1 million and $24.4 million respectively, in cost of sales as a result of our ongoing assessment of sales demand, inventory on hand for each product and the continuous improvement and innovation of our products.

Prepaid and Other Current Assets

	December 31,
(In millions)	2022	2021
Prepaid expenses	$48.9	$39.8
Prepaid inventory	67.8	12.1
Income tax receivables	38.9	2.3
Other current assets	37.0	27.4
Total prepaid and other current assets	$192.6	$81.6

Property and Equipment

	December 31,
(In millions)	2022	2021
Land (1)	$26.9	$15.6
Building (1)	54.3	49.1
Furniture and fixtures	32.6	30.7
Computer software and hardware	48.8	52.7
Machinery and equipment	449.2	272.9
Leasehold improvements	264.4	251.6
Construction in progress	542.6	360.7
Total cost	1,418.8	1,033.3
Less accumulated depreciation and amortization	(363.2)	(231.5)
Total property and equipment, net	$1,055.6	$801.8
(1) Represents finance lease right-of-use assets.
Depreciation expense related to property and equipment for the twelve months ended December 31, 2022, 2021 and 2020 was $144.1 million, $96.3 million and $64.0 million, respectively.
Loss on disposal of property and equipment during the twelve months ended December 31, 2022, 2021 and 2020 recorded in operating expenses was $2.2 million, $24.5 million and $13.6 million, respectively.

Intangibles, Net
The following table summarizes the components of gross intangible assets, accumulated amortization, and net intangible asset balances as of December 31, 2022 and December 31, 2021

		December 31, 2022
(Dollars in millions)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Verily intangible asset (1)	5.3	$152.4	$(2.4)	$150.0
Customer relationships	3.3	24.1	(8.7)	15.4
Acquired technology and intellectual property (2)	1.7	14.6	(9.6)	5.0
Trademarks and trade name	3.5	4.2	(1.3)	2.9
Intangibles, other	0.0	0.2	(0.2)	—
Total	4.9	$195.5	$(22.2)	$173.3
(1) See Note 2 “Development and Other Agreements” to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information.
(2) Excludes Verily intangible asset.

		December 31, 2021
(Dollars in millions)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	4.5	$22.9	$(3.5)	$19.4
Acquired technology and intellectual property	2.7	15.2	(7.1)	8.1
Trademarks and trade name	4.5	4.4	(0.5)	3.9
Intangibles, other	1.1	0.3	(0.2)	0.1
Total	4.0	$42.8	$(11.3)	$31.5

The following table presents the total amortization expense of finite-lived intangible assets for the twelve months ended December 31, 2022, 2021 and 2020:

	Twelve Months Ended December 31,
(In millions)	2022	2021	2020
Amortization expense included in cost of sales	$4.3	$1.9	$0.6
Amortization expense included in operating expenses	7.5	3.7	2.5
Total amortization of intangible assets	$11.8	$5.6	$3.1
The following table presents estimated future amortization of the Company’s finite-lived intangible assets as of December 31, 2022:

(In millions)
2023	37.3
2024	35.8
2025	33.2
2026	31.3
2027	28.6
Thereafter	7.1
Total	$173.3

Other Assets
Other assets were $47.1 million and $10.5 million as of December 31, 2022 and December 31, 2021, respectively. The increase in other assets is primarily due to an increase in long-term equity investments in privately held entities, long-term prepaid assets, and term deposits.

Accounts Payable and Accrued Liabilities

	December 31,
	2022	2021
(In millions)		As Adjusted
Accounts payable trade	$237.9	$189.4
Accrued tax, audit, and legal fees	44.8	40.6
Accrued rebates	556.4	260.5
Accrued warranty	12.8	12.9
Contractual obligations	—	15.0
Other accrued liabilities	49.9	54.6
Total accounts payable and accrued liabilities	$901.8	$573.0

Accrued Payroll and Related Expenses

	December 31,
(In millions)	2022	2021
Accrued wages, bonus and taxes	$96.8	$91.8
Other accrued employee benefits	37.5	33.4
Total accrued payroll and related expenses	$134.3	$125.2

Accrued Warranty
Warranty costs are reflected in our statements of operations as cost of sales. Reconciliations of our accrued warranty costs for the twelve months ended December 31, 2022, 2021 and 2020 were as follows:

	Twelve Months Ended December 31,
(In millions)	2022	2021	2020
Beginning balance	$12.9	$11.7	$7.4
Charges to costs and expenses	43.0	41.5	41.3
Costs incurred	(43.1)	(40.3)	(37.0)
Ending balance	$12.8	$12.9	$11.7

Other Long-Term Liabilities

	December 31,
(In millions)	2022	2021
Finance lease obligations	$59.6	$57.0
Deferred revenue, long-term	19.0	16.1
Deferred tax liabilities	4.9	5.9
Other tax liabilities	32.7	2.8
Other liabilities	12.1	8.2
Total other long-term liabilities	$128.3	$90.0

5. Debt

Senior Convertible Notes
The carrying amounts of our senior convertible notes were as follows as of the dates indicated:

	December 31,
	2022	2021
(In millions)		As Adjusted
Principal amount:
Senior Convertible Notes due 2023	$774.8	$792.3
Senior Convertible Notes due 2025	1,207.5	1,207.5
Total principal amount	1,982.3	1,999.8
Unamortized debt issuance costs	(12.0)	(18.0)
Carrying amount of senior convertible notes	$1,970.3	$1,981.8
For our senior convertible notes for which the if-converted value exceeded the principal amount, the amount in excess of principal was as follows as of the dates indicated:

	December 31,
(In millions)	2022	2021
Senior Convertible Notes due 2023	$1,361.5	$1,797.3
Senior Convertible Notes due 2025	33.6	141.8
Total by which the notes’ if-converted value exceeds their principal amount	$1,395.1	$1,939.1

The following table summarizes the components of interest expense and the effective interest rates for each of our senior convertible notes for the periods shown.

	Twelve Months Ended December 31,
	2022	2021	2020
(Dollars in millions)		As Adjusted	As Adjusted
Cash interest expense:
Contractual coupon interest (1)	$8.8	$9.3	$9.3
Non-cash interest expense:
Amortization of debt issuance costs	5.9	6.0	5.5
Total interest expense recognized on senior notes	$14.7	$15.3	$14.8

Effective interest rate:
Senior Convertible Notes due 2022 (2)	*	*	1.3%
Senior Convertible Notes due 2023	1.1%	1.1%	1.1%
Senior Convertible Notes due 2025	0.5%	0.5%	0.5%

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
Repurchase, Conversion, and Redemption of 2022 Notes
In May 2020, we used approximately $282.6 million of the net proceeds from the 2025 Notes offering described below and issued 7,812,268 shares of Dexcom common stock to repurchase $260.0 million principal amount outstanding of the 2022 Notes and the associated conversion feature of the repurchased notes (which was recorded in additional paid-in capital). Holders of $140.0 million in aggregate principal amount of the 2022 Notes elected conversion at their option during the twelve months ended December 31, 2020. We settled these conversions by issuing 5,649,988 shares of our common stock.
0.75% Senior Convertible Notes due 2023
In November 2018, we completed an offering of $850.0 million aggregate principal amount of unsecured senior convertible notes with a stated interest rate of 0.75% and a maturity date of December 1, 2023 (the “2023 Notes”). The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $836.6 million. The initial conversion rate of the 2023 Notes is 24.3476 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $41.07 per share, subject to adjustments. We entered into transactions for a convertible note hedge (the “2023 Note Hedge”) and warrants (the “2023 Warrants”) concurrently with the issuance of the 2023 Notes. The 2023 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. We use the if-converted method for assumed conversion of the 2023 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share.
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
For the twelve months ended December 31, 2022, holders of $17.5 million in aggregate principal amount of the 2023 Notes elected conversion at their option. We settled these conversions using treasury stock. We issued 425,552 treasury shares to settle the converted 2023 Notes. We received 287,492 shares of common stock from the exercise of a portion of the 2023 Note Hedge that we purchased concurrently with the issuance of the 2023 Notes, as described below.
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
Circumstance (1) listed above occurred during the quarters ended December 31, 2021, March 31, 2022, June 30, 2022, and September 30, 2022. As a result, the 2023 Notes were convertible at the option of the holder from January 1, 2022 through December 31, 2022. Circumstance (1) listed above also occurred during the quarter ended December 31, 2022 and as a result, the 2023 Notes will remain convertible at the option of the holder from January 1, 2023 through March 31, 2023. See above for a description of conversion activity related to the 2023 Notes.
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
0.25% Senior Convertible Notes due 2025
In May 2020, we completed an offering of $1.21 billion aggregate principal amount of unsecured senior convertible notes with a stated interest rate of 0.25% and a maturity date of November 15, 2025 (the “2025 Notes”). The net proceeds from the offering, after deducting initial purchasers’ discounts and estimated costs directly related to the offering, were approximately $1.19 billion. The initial conversion rate of the 2025 Notes is 6.6620 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $150.11 per share, subject to adjustments. The 2025 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. We use the if-converted method for assumed conversion of the 2025 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share.
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
Information related to availability and outstanding borrowings on our Amended Credit Agreement is as follows as of the date indicated:

December 31,
(In millions)	2022
Available principal amount	$200.0
Letters of credit sub-facility	25.0
Outstanding borrowings	—
Outstanding letters of credit	7.3
Total available balance	$192.7
Revolving loans under the Amended Credit Agreement bear interest at our choice of one of three base rates plus a range of applicable rates that are based on our leverage ratio. The first base rate is the Alternate Base Rate (“ABR”) and loans comprising each ABR borrowing shall bear interest at the ABR plus the applicable rate between 0.375% to 1.000%. The ABR is the highest of (a) the prime rate last quoted by The Wall Street Journal, (b) the Federal Reserve Bank of New York rate plus one half of 1%, and (c) the Adjusted London Interbank Offered Rate (“LIBO Rate”) for a one month interest period plus 1%. The second base rate is the Term Benchmark rate and loans comprising each Term Benchmark borrowing shall bear interest at the Adjusted LIBO Rate, the Adjusted Euro Interbank Offered Rate, the Adjusted Stockholm Interbank Offered Rate, the Adjusted Canadian Dollar Offered Rate, Adjusted Australian Dollar Rate, the Adjusted Bank Bill Benchmark Rate or the Adjusted Tokyo Interbank Offered Rate, as applicable based on the currency denomination borrowed, plus the applicable rate between 1.375% to 2.000% . The third base rate is the Daily Simple RepoFunds Rate (“RFR”) and loans comprising each Daily Simple RFR Loan shall bear interest at a rate per annum equal to the applicable Daily Simple RFR plus the applicable rate between 1.375% to 2.000% plus an additional 0.0326%. We will also pay a commitment fee of between 0.175% and 0.250%, payable quarterly in arrears, on the average daily unused amount of the revolving facility based on our leverage ratio.
Our obligations under the Amended Credit Agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of Dexcom and the guarantors, including all or a portion of the equity interests of our domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge). The Amended Credit Agreement contains covenants that limit certain indebtedness, liens, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents, and sale and leaseback transactions of Dexcom or any of its domestic subsidiaries. The

Amended Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of December 31, 2022.
As of December 31, 2022, we also have a guarantee facility related to our international operations which is collateralized by a $10.7 million term deposit that is included in non-current “Other assets” on our consolidated balance sheets.

6. Leases and Other Commitments

Leases
We lease office, manufacturing and warehouse space facilities under various domestic and international non-cancellable operating and finance lease arrangements. We also have land leases in Penang, Malaysia that expire through 2082 for the build-out of our international manufacturing facility. Our leases, excluding our land leases in Penang, Malaysia, have remaining lease terms of up to eighteen years. Some of the leases include one or more options to extend the leases for up to five years per option. Options to extend or terminate the lease are included in the lease liability if they are reasonably certain of being exercised. Leases are classified as operating or financing at lease commencement.
Operating lease right-of-use assets and lease liabilities are presented separately in our consolidated balance sheets. Finance lease right-of-use assets are included in property and equipment and finance lease liabilities are included in accounts payable and accrued liabilities and in other long-term liabilities in our consolidated balance sheets.
As of December 31, 2022, the maturities of our operating and finance lease liabilities were as shown in the table below:

(In millions)	Operating Leases	Finance Leases
2023	$26.6	$7.3
2024	25.0	6.3
2025	23.9	5.4
2026	23.5	5.4
2027	18.3	5.4
Thereafter	18.1	65.5
Total future lease cost (1)	135.4	95.3
Less: Imputed interest	(20.3)	(31.5)
Present value of future payments	115.1	63.8
Less: Current portion	(20.5)	(4.2)
Long-term portion	$94.6	$59.6
(1) Total future lease cost excludes $0.6 million of legally binding minimum lease payments for leases signed but not yet commenced.
Certain lease agreements require us to return designated areas of leased space to its original condition upon termination of the lease agreement, for which we record an asset retirement obligation and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. In subsequent periods, the asset retirement obligation is accreted for the change in its present value and the capitalized asset is depreciated, both over the term of the associated lease agreement. Asset retirement obligations of $11.1 million and $7.4 million as of December 31, 2022 and 2021, respectively, are included in other long-term liabilities in our consolidated balance sheets.

The components of lease expense for the twelve months ended December 31, 2022, 2021 and 2020 were as follows:

	Twelve Months Ended December 31,
(In millions)	2022	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$5.6	$4.1	$2.0
Interest on lease liabilities	3.3	3.0	1.9
Operating lease cost	22.6	23.3	18.4
Right-of-use asset impairment	6.3	—	—
Short-term lease cost	3.5	2.3	1.3
Variable lease cost (1)	8.0	6.0	4.2
Total lease cost	$49.3	$38.7	$27.8
(1) Variable lease costs are primarily related to common area maintenance charges and property taxes.
As the result of the Company’s transition to a flexible working environment, we vacated a building in San Diego during the fourth quarter and made it available for sublease. This resulted in an impairment indicator. We tested the asset group as of November 30, 2022 consisting primarily of the leasehold improvements and right-of-use asset for recoverability by comparing its carrying value to an estimate of future undiscounted cash flows. Based on the results of the recoverability test, we determined that the undiscounted cash flows of the asset group were below its carrying value.
We determined the fair value of the asset group by discounting the estimated future cash flows using level 3 fair value inputs under ASC 820 as described in Note 1. As a result of the impairment test, we recorded a non-cash charge of $23.0 million for the twelve months ended December 31, 2022 in the “Selling, general and administrative” caption of our consolidated statements of operations. The fair value of the asset group immediately subsequent to the impairment was $2.5 million and was categorized as Level 3 within the ASC 820, “Fair Value Measurements” fair value hierarchy.
Other information related to our leases is as follows:

	Twelve Months Ended December 31,
(Dollars in millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26.0	$23.3	$18.3
Operating cash flows from finance leases	3.1	1.9	0.7
Financing cash flows from finance leases	15.5	9.9	8.5
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	15.6	13.1	33.5
Finance leases	$16.1	$6.4	$41.7
Weighted average remaining lease term:
Operating leases	5.5 years	5.5 years	6.1 years
Finance leases	15.2 years	15.9 years	23.3 years
Weighted average discount rate:
Operating leases	6.0%	5.0%	5.0%
Finance leases	5.1%	5.1%	5.0%
Amortization of operating lease right-of-use asset included in cash flows from operating activities in our consolidated statements of cash flows was $16.4 million for the twelve months ended December 31, 2022, $18.0 million for the twelve months ended December 31, 2021 and $12.4 million for the twelve months ended December 31, 2020.

Purchase Commitments
We are party to various purchase arrangements related to our manufacturing and research and development activities. We had approximately $442.7 million as of December 31, 2022 and $324.1 million as of December 31, 2021 of open purchase orders and contractual obligations in the ordinary course of business, the majority of which are due within one year.

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
During the year ended December 31, 2022, we and certain Abbott Diabetes Care, Inc. (“Abbott”) entities served complaints for patent infringement, validity and other patent related actions against each other in multiple jurisdictions, inside and outside the United States. We intend to vigorously pursue our claims and defenses in these cases to protect our intellectual property and to defend against Abbott’s infringement allegations.
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

8. Income Taxes
Income (loss) before income taxes subject to taxes in the following jurisdictions is as follows:

	Twelve Months Ended December 31,
	2022	2021	2020
(In millions)		As Adjusted	As Adjusted
United States	$463.5	$318.2	$343.6
Outside of the United States	(72.7)	(61.4)	(45.7)
Total	$390.8	$256.8	$297.9
Significant components of the provision for income taxes are as follows:

	Twelve Months Ended December 31,
	2022	2021	2020
(In millions)		As Adjusted	As Adjusted
Current:
Federal	$32.6	$5.7	$—
State	26.1	8.3	6.1
Foreign	12.5	10.1	2.6
Total current income taxes	71.2	24.1	8.7
Deferred:
Federal	(4.3)	23.0	(182.9)
State	(17.6)	(0.2)	(50.5)
Foreign	0.3	(7.0)	(27.1)
Total deferred income taxes	(21.6)	15.8	(260.5)
Total	$49.6	$39.9	$(251.8)

Significant loss and tax credit carryforwards and years of expiration are as follows:

	December 31,		Year of Expiration
(In millions)	2022	2021
Net operating loss:
Federal	$28.7	$38.0	2028
California	185.0	236.3	2031
Other states	8.5	21.3	2029
UK	90.5	102.4	Indefinite
Other foreign	9.7	—	2033

Tax credits:
Federal
R&D credits	—	80.1
Foreign tax credits	—	1.5
California R&D credits	$96.4	$81.4	Indefinite
Utilization of net operating losses and credit carryforwards is subject to an annual limitation due to ownership change limitations provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. An ownership change limitation occurred as a result of the stock offering completed in February 2009. The limitation will result in approximately $1.7 million of U.S. research and development tax credits that will expire unused, and is therefore, not reflected in the tax credit carryforwards above. In addition, the related deferred tax assets have been removed from the components of our deferred tax assets as summarized in the table below. The tax benefits related to the remaining federal and state net operating losses and tax credit carryforwards may be further limited or lost if future cumulative changes in ownership exceed 50% within any three-year period.
Significant components of our deferred tax assets and liabilities as of December 31, 2022 and 2021 are shown below. Significant judgment is required to evaluate the need for a valuation allowance against deferred tax assets. We review all available positive and negative evidence, including projections of pre-tax book income, earnings history, reliability of forecasting, and reversal of temporary differences. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon future earnings in applicable tax jurisdictions.

	December 31,
	2022	2021
(In millions)		As Adjusted
Deferred tax assets:
Net operating loss carryforwards	$46.4	$53.0
Capitalized research and development expenses	211.9	49.3
Tax credits	61.1	105.5
Share-based compensation	16.8	13.3
Fixed and intangible assets	34.4	26.4
Accrued liabilities and reserves	105.3	105.5
Collaborative agreement milestone accrual (1)	—	21.9
Convertible debt	9.3	21.6
Other	—	0.5
Total gross deferred tax assets	485.2	397.0
Less: valuation allowance	(78.7)	(69.9)
Total net deferred tax assets	406.5	327.1
Deferred tax liabilities:
Fixed assets and acquired intangibles assets	(69.9)	(42.5)
Other	(0.3)	—
Total deferred tax liabilities	(70.2)	(42.5)
Net deferred tax assets (liabilities)	$336.3	$284.6
(1) This amount is related to the $87.1 million charge recorded in the fourth quarter of 2021 associated with our Restated Collaboration Agreement with Verily, as discussed in Note 2 “Development and Other Agreements” to the consolidated financial statements.
We maintain a valuation allowance of $78.7 million against our California research and development tax credits and certain foreign intangible assets. During the year ended December 31, 2022, the valuation allowance increased by $8.9 million primarily due to generation of California research and development tax credits.
The reconciliation between our effective tax rate on income (loss) from continuing operations and the statutory rate is as follows:

	Twelve Months Ended December 31,
	2022	2021	2020
(In millions)		As Adjusted	As Adjusted
U.S. federal statutory tax rate	$82.1	$53.9	$62.6
State income tax, net of federal benefit	5.4	8.9	5.3
Permanent items	0.6	5.2	2.6
Research and development credits	(23.3)	(28.9)	(24.4)
Foreign tax credit	—	(3.7)	—
Foreign rate differential	27.7	20.9	9.8
Stock and officers compensation	(1.2)	(20.4)	(28.7)
Collaboration agreement milestone share-based payment	(52.9)	—	—
Change in statutory tax rates	1.0	(10.0)	(4.1)
Other	1.3	(0.4)	0.1
Change in valuation allowance	8.9	14.4	(275.0)
Income taxes at effective rates	$49.6	$39.9	$(251.8)

The following table summarizes the activity related to our gross unrecognized tax benefits:

(In millions)
Balance at January 1, 2020	$29.5
Decreases related to prior year tax positions	(0.9)
Increases related to current year tax positions	8.0
Balance at December 31, 2020	36.6
Increases related to prior year tax positions	0.4
Increases related to current year tax positions	9.8
Balance at December 31, 2021	46.8
Decreases related to prior year tax positions	(0.9)
Increases related to current year tax positions	6.1
Balance at December 31, 2022	$52.0
Of the total unrecognized tax benefits at December 31, 2022, 2021, and 2020, $32.5 million, $29.5 million and $23.5 million, respectively, would affect our annual effective tax rate if recognized. Also included in the balance of unrecognized tax benefits at December 31, 2022 is $0.2 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets.
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
Due to our global business activities, we file income tax returns and are subject to routine compliance audits in numerous jurisdictions, including those material jurisdictions listed in the following table. The U.S. net operating losses generated since 1999 and utilized in recent years are open for examination. The years remaining subject to audit, by major jurisdiction, are as follows:

Jurisdiction	Fiscal Year
United States (Federal and state)	1999 - 2022
Germany	2019 - 2022
United Kingdom	2019 - 2022
Canada	2018 - 2022
We operate under a tax holiday in the Philippines, which is effective through December 31, 2023, and may be extended for another three years if certain additional requirements are satisfied. The tax holiday is conditional upon remaining in good standing, committing no violation of Philippine Economic Zone Authority Rules and Regulations, pertinent circulars and directives. The impact of this tax holiday was immaterial in in 2022, 2021, and 2020. We have been granted a tax holiday by the Malaysian Investment Development Authority (MIDA) in Malaysia, which will not be triggered until we commence operations. The tax incentive had no effect on foreign taxes during 2022, 2021, or 2020.
We have approximately $9.1 million of undistributed earnings attributable to operations in our controlled foreign corporations as of December 31, 2022. We assert that any foreign earnings will be indefinitely reinvested. Accordingly, we have not recorded a liability for taxes associated with these undistributed earnings. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

9. Employee Benefit Plans and Stockholders’ Equity
401(k) Plan
We have a defined contribution 401(k) retirement plan (the 401(k) Plan) covering substantially all employees in the United States that meet certain age requirements. Employees who participate in the 401(k) Plan may contribute up to 90% of their compensation each year, subject to Internal Revenue Service limitations and the terms and conditions of the plan. Under the terms of the 401(k) Plan, we may elect to match a discretionary percentage of contributions. We match 50% of contributions up to 5% of eligible compensation. Total matching contributions were $11.1 million, $9.9 million and $6.7 million for the twelve months ended December 31, 2022, 2021 and 2020, respectively.
Employee Stock Purchase Plan (“ESPP”)
Under the 2015 Employee Stock Purchase Plan (the 2015 ESPP), amended in December 2019, eligible employees may purchase shares of our common stock at semi-annual intervals through periodic payroll deductions during defined Offering Periods. Payroll deductions may not exceed 10% of the participant’s cash compensation subject to certain limitations, and the purchase price will be 85% of the lower of the fair market value of the common stock at either the beginning of the applicable Offering Period or the Purchase Date. A total of 6.0 million shares of common stock are reserved for issuance under the 2015 ESPP. The 2015 ESPP shall continue until the earlier to occur of (a) termination of the 2015 ESPP by our Board of Directors, (b) issuance of all of the shares of common stock reserved for issuance under the plan, or (c) May 28, 2025.
We issued 292,552, 239,240 and 356,776 shares of common stock under the 2015 ESPP during the twelve months ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, approximately 2.9 million shares remained available for future issuance under the 2015 ESPP.
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
We are authorized to issue up to 39.2 million shares of our common stock under the 2015 Plan. As of December 31, 2022, approximately 15.3 million shares remained available for future issuance under the 2015 Plan. We issue new shares of common stock to satisfy RSU and PSU vesting under our employee equity incentive plans.
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
Share Repurchase Program and Treasury Shares
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

The following table summarizes our treasury share activity for the periods shown. No treasury share activity occurred during the twelve months ended December 31, 2020.

	Twelve Months Ended December 31,
(In millions)	2022	2021
Shares issued in connection with 2023 Notes conversions	0.4	0.8
Shares received from Note Hedge	(0.3)	(1.0)
Shares issued in connection with the Restated Collaboration Agreement	2.9	—
Shares repurchased under the Share Repurchase Program	(6.6)	—
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
On August 1, 2022, we entered into an accelerated share repurchase (“ASR”) agreement with JPMorgan Chase Bank, National Association (“JP Morgan”) to repurchase up to $700.0 million of our common stock on an accelerated basis through September 29, 2022. On August 3, 2022, we paid $700.0 million to JP Morgan and received an initial delivery of approximately 3.0 million shares of common stock. The final notional amount under the ASR agreement was $557.7 million or approximately 6.6 million shares of our common stock based on the daily average volume-weighted average price of our common stock during the term of the ASR for the period from August 1, 2022 to August 31, 2022, less a discount. The ASR agreement concluded on September 1, 2022.
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
Stock Options
We have not granted any stock options since 2010. As of December 31, 2022 and December 31, 2021, we had no stock options outstanding. The total intrinsic value of stock options exercised during the twelve months ended December 31, 2020 was $7.9 million.
Equity Award Activity
All periods presented have also been adjusted to reflect the four-for-one stock split. Refer to Note 1, “Organization and Significant Accounting Policies,” to the consolidated financial statements for further information.

A summary of RSU and PSU activity under the 2015 Plan for the twelve months ended December 31, 2022, 2021 and 2020 is as follows:

		Nonvested RSU and PSU Activity
(In millions, except weighted average grant date fair value)	Shares Available for Grant	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance at December 31, 2019	19.6	7.2	$24.20
Granted	(2.0)	2.0	75.09
Vested	—	(4.1)	23.10
Forfeited	0.4	(0.4)	34.36
Balance at December 31, 2020	18.0	4.7	45.88	$430.6
Granted	(1.7)	1.7	87.67
Vested	—	(2.9)	34.47
Forfeited	0.5	(0.5)	69.77
Balance at December 31, 2021	16.8	3.0	76.88	403.8
Granted	(1.9)	1.9	96.79
Vested	—	(1.6)	63.90
Forfeited	0.4	(0.4)	92.54
Balance at December 31, 2022	15.3	2.9	$94.08	$325.6
The total vest-date fair value of RSUs and PSUs that vested during the twelve months ended December 31, 2022, 2021 and 2020 was $160.1 million, $284.5 million and $331.8 million, respectively. As of December 31, 2022, 2.6 million unvested RSUs and 0.3 million unvested PSUs were outstanding under the 2015 Plan.
Share-based Compensation
Our share-based compensation expense is associated with RSUs, PSUs, and the 2015 ESPP. The following table summarizes the share-based compensation expense included in our consolidated statements of operations for the periods shown.

	Twelve Months Ended December 31,
(In millions)	2022	2021	2020
Cost of sales	$11.1	$8.5	$14.6
Research and development	42.7	41.0	37.8
Selling, general and administrative	72.7	63.9	67.0
Total share-based compensation expense	$126.5	$113.4	$119.4
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

	Twelve Months Ended December 31,
	2022	2021	2020
Risk free interest rate	0.60% - 3.34%	0.06% - 0.07%	0.13% - 0.95%
Dividend yield	—%	—%	—%
Expected volatility of Dexcom common stock	45% - 55%	36% - 45%	51% - 63%
Expected life (in years)	0.5	0.5	0.5
At December 31, 2022, unrecognized estimated compensation costs related to RSUs, PSUs, and the 2015 ESPP totaled $175.5 million and are expected to be recognized through 2026.

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
Dexcom is domiciled in the United States. We sell our CGM systems through a direct sales organization and through distribution arrangements that allow distributors to sell our products.
Revenue by geographic region
During the twelve months ended December 31, 2022, 2021 and 2020, no individual country outside the United States generated revenue that represented more than 10% of our total revenue. The table below sets forth revenue by our two primary geographical markets, the United States and outside of the United States, based on the geographic location to which we deliver the components. The majority of our long-lived assets are located in the United States.

	Twelve Months Ended December 31,
	2022		2021		2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
United States	$2,142.0	74%	$1,849.4	76%	$1,509.5	78%
Outside of the United States	767.8	26%	599.1	24%	417.2	22%
Total revenue	$2,909.8	100%	$2,448.5	100%	$1,926.7	100%
Revenue by customer sales channel
The following table sets forth revenue by major sales channel for the twelve months ended December 31, 2022, 2021 and 2020:

	Twelve Months Ended December 31,
	2022		2021		2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Distributor	$2,470.8	85%	$2,024.3	83%	$1,437.6	75%
Direct	439.0	15%	424.2	17%	489.1	25%
Total revenue	$2,909.8	100%	$2,448.5	100%	$1,926.7	100%

DexCom, Inc.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Allowance for doubtful accounts
Balance at December 31, 2019	$5.8
Provision for doubtful accounts	3.2
Write-offs and adjustments	(2.1)
Recoveries	0.3
Balance at December 31, 2020	$7.2

Allowance for doubtful accounts
Balance at December 31, 2020	$7.2
Provision for doubtful accounts	(1.4)
Write-offs and adjustments	(0.5)
Recoveries	0.1
Balance at December 31, 2021	$5.4

Allowance for doubtful accounts
Balance at December 31, 2021	$5.4
Provision for doubtful accounts	2.4
Write-offs and adjustments	(0.5)
Recoveries	—
Balance at December 31, 2022	$7.3