Form 10-Q
period 2023-03-31
DEXCOM INC
filed 2023-04-27
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 20, 2023, there were 387,635,623 shares of the registrant’s common stock outstanding.

DexCom, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Consolidated Balance Sheets
(Unaudited)

(In millions, except par value data)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$623.2	$642.3
Short-term marketable securities	1,943.8	1,813.9
Accounts receivable, net	636.8	713.3
Inventory	366.0	306.7
Prepaid and other current assets	197.6	192.6
Total current assets	3,767.4	3,668.8
Property and equipment, net	1,075.5	1,055.6
Operating lease right-of-use assets	78.0	80.0
Goodwill	25.7	25.7
Intangibles, net	163.6	173.3
Deferred tax assets	349.1	341.2
Other assets	56.6	47.1
Total assets	$5,515.9	$5,391.7
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$965.2	$901.8
Accrued payroll and related expenses	94.8	134.3
Current portion of long-term senior convertible notes	773.2	772.6
Short-term operating lease liabilities	22.2	20.5
Deferred revenue	9.6	10.1
Total current liabilities	1,865.0	1,839.3
Long-term senior convertible notes	1,198.5	1,197.7
Long-term operating lease liabilities	89.7	94.6
Other long-term liabilities	129.7	128.3
Total liabilities	3,282.9	3,259.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 million shares authorized; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 800.0 million shares authorized; 394.5 million and 387.6 million shares issued and outstanding, respectively, at March 31, 2023; and 393.2 million and 386.3 million shares issued and outstanding, respectively, at December 31, 2022	0.4	0.4
Additional paid-in capital	2,305.6	2,258.1
Accumulated other comprehensive loss	(6.5)	(11.6)
Retained earnings	528.5	479.9
Treasury stock, at cost; 6.9 million shares at March 31, 2023 and 6.9 million shares at December 31, 2022	(595.0)	(595.0)
Total stockholders’ equity	2,233.0	2,131.8
Total liabilities and stockholders’ equity	$5,515.9	$5,391.7
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
Revenue	$741.5	$628.8
Cost of sales	278.9	230.7
Gross profit	462.6	398.1
Operating expenses:
Research and development	119.0	135.9
Amortization of intangible assets	1.8	2.0
Selling, general and administrative	294.6	218.9
Total operating expenses	415.4	356.8
Operating income	47.2	41.3
Interest expense	(4.6)	(4.6)
Income from equity investments	—	0.2
Interest and other income (expense), net	21.9	(0.8)
Income before income taxes	64.5	36.1
Income tax expense (benefit)	15.9	(61.2)
Net income	$48.6	$97.3

Basic net income per share	$0.13	$0.25
Shares used to compute basic net income per share	386.7	388.9
Diluted net income per share	$0.12	$0.23
Shares used to compute diluted net income per share	418.5	428.7
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Net income	$48.6	$97.3
Other comprehensive income (loss), net of tax:
Translation adjustments and other	1.4	(1.4)
Unrealized gain (loss) on marketable debt securities	3.7	(5.2)
Total other comprehensive income (loss), net of tax	5.1	(6.6)
Comprehensive income	$53.7	$90.7
See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2023
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	386.3	$0.4	$2,258.1	$(11.6)	$479.9	$(595.0)	$2,131.8
Issuance of common stock under equity incentive plans	1.1	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.2	—	12.3	—	—	—	12.3
Share-based compensation expense	—	—	35.2	—	—	—	35.2
Net income	—	—	—	—	48.6	—	48.6
Other comprehensive income, net of tax	—	—	—	5.1	—	—	5.1
Balance at March 31, 2023	387.6	$0.4	$2,305.6	$(6.5)	$528.5	$(595.0)	$2,233.0

	Three Months Ended March 31, 2022
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	388.0	$0.4	$2,108.7	$0.5	$138.7	$(206.2)	$2,042.1
Issuance of common stock under equity incentive plans	1.4	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	10.1	—	—	—	10.1
Issuance of common stock in connection with achievement of regulatory approval milestone, net of issuance costs	2.9	—	(189.3)	—	—	189.2	(0.1)
Conversions of 2023 Notes	0.4	—	4.2	—	—	13.2	17.4
Benefit of note hedge upon conversions of 2023 Notes	(0.3)	—	33.5	—	—	(33.5)	—
Share-based compensation expense	—	—	29.1	—	—	—	29.1
Net income	—	—	—	—	97.3	—	97.3
Other comprehensive loss, net of tax	—	—	—	(6.6)	—	—	(6.6)
Balance at March 31, 2022	392.5	$0.4	$1,996.3	$(6.1)	$236.0	$(37.3)	$2,189.3
See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Operating activities
Net income	$48.6	$97.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	41.6	36.8
Share-based compensation	35.2	29.1
Non-cash interest expense	1.5	1.6
Realized (gain) loss on equity investment	—	(0.2)
Deferred income taxes	(9.3)	0.1
Other non-cash income and expenses	(13.7)	3.8
Changes in operating assets and liabilities:
Accounts receivable, net	76.6	(30.1)
Inventory	(59.6)	15.6
Prepaid and other assets	(13.4)	(97.9)
Operating lease right-of-use assets and liabilities, net	(0.7)	(0.9)
Accounts payable and accrued liabilities	86.7	53.5
Accrued payroll and related expenses	(39.3)	(40.5)
Deferred revenue and other liabilities	1.2	2.8
Net cash provided by operating activities	155.4	71.0
Investing activities
Purchases of marketable securities	(809.6)	(546.5)
Proceeds from sale and maturity of marketable securities	697.6	241.8
Purchases of property and equipment	(74.7)	(101.6)
Acquisitions, net of cash acquired	—	(3.2)
Other investing activities	—	(2.3)
Net cash used in investing activities	(186.7)	(411.8)
Financing activities
Net proceeds from issuance of common stock	12.3	10.1
Other financing activities	(1.1)	(4.8)
Net cash provided by financing activities	11.2	5.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.1	(1.0)
Decrease in cash, cash equivalents and restricted cash	(19.0)	(336.5)
Cash, cash equivalents and restricted cash, beginning of period	643.3	1,053.6
Cash, cash equivalents and restricted cash, end of period	$624.3	$717.1

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$623.2	$716.0
Restricted cash	1.1	1.1
Total cash, cash equivalents and restricted cash	$624.3	$717.1

Supplemental disclosure of non-cash investing and financing transactions:
Shares issued for conversions of 2023 Notes	$—	$35.9
Shares received under note hedge upon conversion of 2023 Notes	$—	$(33.5)
Acquisition of property and equipment included in accounts payable and accrued liabilities	$55.8	$26.6
Right-of-use assets obtained in exchange for operating lease liabilities	$1.9	$(1.3)
Right-of-use assets obtained in exchange for finance lease liabilities	$1.0	$5.2
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
Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2022 included in the Annual Report on Form 10-K that we filed with the SEC on February 9, 2023.
These consolidated financial statements include the accounts of DexCom, Inc. and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation.
On June 10, 2022, the Company effected a four-for-one forward stock split of its common stock to shareholders of record as of May 19, 2022. The par value of the common stock remains $0.001 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from “Additional paid-in capital” to “Common stock.” All share and per share information has been retroactively adjusted to reflect the stock split for all periods presented.
We determine the functional currencies of our international subsidiaries by reviewing the environment where each subsidiary primarily generates and expends cash. For international subsidiaries whose functional currencies are the local currencies, we translate the financial statements into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for each period for revenue, costs and expenses. We include translation-related adjustments in comprehensive income and in accumulated other comprehensive loss in the equity section of our consolidated balance sheets. We record gains and losses resulting from transactions with customers and vendors that are denominated in currencies other than the functional currency and from certain intercompany transactions in interest and other income (expense), net in our consolidated statements of operations.

Seasonality
We expect that the revenue we generate from the sales of our products will fluctuate from quarter to quarter. We typically experience seasonality, with lower sales in the first quarter of each year compared to the immediately preceding fourth quarter. This seasonal sales pattern relates to U.S. annual insurance deductible resets and unfunded flexible spending accounts.

Significant Accounting Policies
There were no material changes to our significant accounting policies as described in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 during the three months ended March 31, 2023.

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
Accounts receivable as of March 31, 2023 included unbilled accounts receivable of $8.9 million. We expect to invoice and collect all unbilled accounts receivable within twelve months.
We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation.
Our performance obligations are generally satisfied within twelve months of the initial contract date. The deferred revenue balances related to performance obligations that will be satisfied after twelve months was $20.7 million as of March 31, 2023 and $19.0 million as of December 31, 2022. These balances are included in other long-term liabilities in our consolidated balance sheets. Revenue recognized in the period from performance obligations satisfied in previous periods was not material for the periods presented.

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

The following table sets forth the computation of basic and diluted net income per share for the periods shown:

	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
Net income	$48.6	$97.3
Add back interest expense, net of tax attributable to assumed conversion of senior convertible notes	1.6	2.8
Net income - diluted	$50.2	$100.1

Net income per common share
Basic	$0.13	$0.25
Diluted	$0.12	$0.23

Basic weighted average shares outstanding	386.7	388.9
Dilutive potential common stock outstanding:
Restricted stock units and performance stock units	1.3	1.5
Warrants	11.6	11.3
Senior convertible notes	18.9	27.0
Diluted weighted average shares outstanding	418.5	428.7
Outstanding anti-dilutive securities not included in the diluted net income per share attributable to common stockholders calculations were as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Restricted stock units and performance stock units	0.1	0.1
Senior convertible notes	8.0	—
Total	8.1	0.1

Recent Accounting Guidance
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This guidance is intended improve the accounting for acquired revenue contracts with customers in a business combination. The new guidance requires that the acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. ASU 2021-08 is effective for public business entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted. The amendments should be applied prospectively to business combinations occurring on or after the adoption date. We adopted ASU 2021-08 in the first quarter of 2023 and there was no impact to our consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
We do not expect any recently issued accounting pronouncements will have a material effect on our consolidated financial statements.

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
In the fourth quarter of 2022, we received FDA approval and determined the achievement of the sales-based milestones to be probable. As such, we capitalized the full value of the sales-based milestones, $152.4 million, as an intangible asset. The sales-based milestones are contingent upon the achievement of certain revenue targets. The value of the sales based milestones is based on: 1) 5,154,640 shares of our common stock, as agreed upon in November 2018 and 2) our closing stock price on December 28, 2018 of $29.57 per share. December 28, 2018 is the date on which we obtained the necessary regulatory approvals and represents the date the performance- based awards were issued. The intangible asset will be amortized using the straight-line method over its estimated useful life of 64 months through March 2028. The related amortization expense is recognized in Cost of Sales in our consolidated statements of operations.
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
The following table summarizes financial assets that we measured at fair value on a recurring basis as of March 31, 2023, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$407.8	$—	$—	$407.8

Debt securities, available-for-sale:
U.S. government agencies (1)	—	1,554.8	—	1,554.8
Commercial paper	—	147.0	—	147.0
Corporate debt	—	242.0	—	242.0
Total debt securities, available-for-sale	—	1,943.8	—	1,943.8

Other assets (2)	13.3	—	—	13.3

Total assets measured at fair value on a recurring basis	$421.1	$1,943.8	$—	$2,364.9

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
There were no transfers into or out of Level 3 securities during the three months ended March 31, 2023 and March 31, 2022.
Fair Value of Senior Convertible Notes
The fair value, based on trading prices (Level 1 inputs), of our senior convertible notes were as follows as of the dates indicated:

	Fair Value Measurements Using Level 1
(In millions)	March 31, 2023	December 31, 2022
Senior Convertible Notes due 2023	$2,189.0	$2,136.2
Senior Convertible Notes due 2025	1,298.2	1,314.9
Total fair value of outstanding senior convertible notes	$3,487.2	$3,451.1
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
As of March 31, 2023 and December 31, 2022, the notional amounts of outstanding foreign currency forward contracts were $55.0 million and $62.0 million, respectively. The resulting impact on our consolidated financial statements from currency hedging activities was not significant for the three months ended March 31, 2023 and March 31, 2022.
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
We hold certain other investments that we do not measure at fair value on a recurring basis. The carrying values of these investments are $19.0 million as of March 31, 2023 and December 31, 2022. We include them in other assets in our consolidated balance sheets. It is impracticable for us to estimate the fair value of these investments on a recurring basis due to the fact that these entities are privately held and limited information is available. We monitor the information that becomes available from time to time and adjust the carrying values of these investments if there are identified events or changes in circumstances that have a significant effect on the fair values.
There were no significant impairment losses during the three months ended March 31, 2023 and March 31, 2022.

4. Balance Sheet Details

Short-Term Marketable Securities
Short-term marketable securities, consisting of available-for-sale debt securities, were as follows as of the dates indicated:

	March 31, 2023
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies (1)	$1,554.8	$1.0	$(1.0)	$1,554.8
Commercial paper	147.1	—	(0.1)	147.0
Corporate debt	242.1	0.2	(0.3)	242.0
Total debt securities, available-for-sale	$1,944.0	$1.2	$(1.4)	$1,943.8

	December 31, 2022
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies (1)	$1,535.1	$0.2	$(4.6)	$1,530.7
Commercial paper	119.6	—	(0.2)	119.4
Corporate debt	164.3	—	(0.5)	163.8
Total debt securities, available-for-sale	$1,819.0	$0.2	$(5.3)	$1,813.9
(1) Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.
As of March 31, 2023, the estimated market value of our short-term debt securities with contractual maturities up to 12 months was $1.94 billion. As of December 31, 2022, the estimated market value of our short-term debt securities with contractual maturities up to 12 months was $1.81 billion. Gross realized gains and losses on sales of our short-term debt securities for the three months ended March 31, 2023 and March 31, 2022 were not significant.
We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities at March 31, 2023 were primarily due to increases in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Inventory

(In millions)	March 31, 2023	December 31, 2022
Raw materials	$196.9	$159.0
Work-in-process	27.1	17.2
Finished goods	142.0	130.5
Total inventory	$366.0	$306.7

Prepaid and Other Current Assets

(In millions)	March 31, 2023	December 31, 2022
Prepaid expenses	$57.4	$48.9
Prepaid inventory	68.0	67.8
Deferred compensation plan assets	13.3	10.2
Income tax receivables	15.7	38.9
Other current assets	43.2	26.8
Total prepaid and other current assets	$197.6	$192.6

Property and Equipment

(In millions)	March 31, 2023	December 31, 2022
Land (1)	$26.9	$26.9
Building (1)	54.3	54.3
Furniture and fixtures	33.8	32.6
Computer software and hardware	49.0	48.8
Machinery and equipment	484.0	449.2
Leasehold improvements	272.9	264.4
Construction in progress	549.1	542.6
Total cost	1,470.0	1,418.8
Less accumulated depreciation and amortization	(394.5)	(363.2)
Total property and equipment, net	$1,075.5	$1,055.6
(1) Represents finance lease right-of-use assets.

Other Assets

(In millions)	March 31, 2023	December 31, 2022
Long-term deposits	$24.6	$16.2
Other assets	32.0	30.9
Total other assets	$56.6	$47.1

Accounts Payable and Accrued Liabilities

(In millions)	March 31, 2023	December 31, 2022
Accounts payable trade	$266.2	$237.9
Accrued tax, audit, and legal fees	52.2	44.8
Accrued rebates	574.3	556.4
Accrued warranty	11.3	12.8
Deferred compensation plan liabilities	13.3	10.2
Other accrued liabilities	47.9	39.7
Total accounts payable and accrued liabilities	$965.2	$901.8

Accrued Payroll and Related Expenses

(In millions)	March 31, 2023	December 31, 2022
Accrued wages, bonus and taxes	$71.4	$96.8
Other accrued employee benefits	23.4	37.5
Total accrued payroll and related expenses	$94.8	$134.3

Other Long-Term Liabilities

(In millions)	March 31, 2023	December 31, 2022
Finance lease obligations	$59.2	$59.6
Deferred revenue, long-term	20.7	19.0
Deferred tax liabilities	4.8	4.9
Other tax liabilities	32.7	32.7
Other liabilities	12.3	12.1
Total other long-term liabilities	$129.7	$128.3

5. Debt

Senior Convertible Notes
The carrying amounts of our senior convertible notes were as follows as of the dates indicated:

(In millions)	March 31, 2023	December 31, 2022
Principal amount:
Senior Convertible Notes due 2023	$774.8	$774.8
Senior Convertible Notes due 2025	1,207.5	1,207.5
Total principal amount	1,982.3	1,982.3
Unamortized debt issuance costs	(10.6)	(12.0)
Carrying amount of senior convertible notes	$1,971.7	$1,970.3
For our senior convertible notes for which the if-converted value exceeded the principal amount, the amount in excess of principal was as follows as of the dates indicated:

(In millions)	March 31, 2023	December 31, 2022
Senior Convertible Notes due 2023	$1,416.9	$1,361.5
Senior Convertible Notes due 2025	42.6	33.6
Total by which the notes’ if-converted value exceeds their principal amount	$1,459.5	$1,395.1

The following table summarizes the components of interest expense and the effective interest rates for each of our senior convertible notes for the periods shown:

	Three Months Ended March 31,
(In millions)	2023	2022
Cash interest expense:
Contractual coupon interest (1)	$2.2	$2.2
Non-cash interest expense:
Amortization of debt issuance costs	1.5	1.5
Total interest expense recognized on senior notes	$3.7	$3.7

Effective interest rate:
Senior Convertible Notes due 2023	1.1%	1.1%
Senior Convertible Notes due 2025	0.5%	0.5%

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
For the twelve months ended December 31, 2022, holders of $17.5 million in aggregate principal amount of the 2023 Notes elected conversion at their option. We settled these conversions using treasury stock. We issued 425,552 shares to settle the converted 2023 Notes. We received 287,492 shares of common stock from the exercise of a portion of the 2023 Note Hedge that we purchased concurrently with the issuance of the 2023 Notes, as described below.
There were no conversions during the three months ended March 31, 2023.
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
Circumstance (1) listed above occurred during the quarter ended December 31, 2022. As a result, the 2023 Notes were convertible at the option of the holder from January 1, 2023 through March 31, 2023. Circumstance (1) listed above also occurred during the quarter ended March 31, 2023 and as a result, the 2023 Notes will remain convertible at the option of the holder from April 1, 2023 through June 30, 2023. See above for a description of conversion activity related to the 2023 Notes.
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

Information related to availability and outstanding borrowings on our Amended Credit Agreement is as follows as of the date indicated:

(In millions)	March 31, 2023
Available principal amount	$200.0
Letters of credit sub-facility	25.0
Outstanding borrowings	—
Outstanding letters of credit	7.3
Total available balance	$192.7
Revolving loans under the Amended Credit Agreement bear interest at our choice of one of three base rates plus a range of applicable rates that are based on our leverage ratio. The first base rate is the Alternate Base Rate (“ABR”) and loans comprising each ABR borrowing shall bear interest at the ABR plus the applicable rate between 0.375% to 1.000%. The ABR is the highest of (a) the prime rate last quoted by The Wall Street Journal, (b) the Federal Reserve Bank of New York rate plus one half of 1%, and (c) the Adjusted London Interbank Offered Rate (“LIBO Rate”) for a one month interest period plus 1%. The second base rate is the Term Benchmark rate and loans comprising each Term Benchmark borrowing shall bear interest at the Adjusted LIBO Rate, the Adjusted Euro Interbank Offered Rate, the Adjusted Stockholm Interbank Offered Rate, the Adjusted Canadian Dollar Offered Rate, Adjusted Australian Dollar Rate, the Adjusted Bank Bill Benchmark Rate or the Adjusted Tokyo Interbank Offered Rate, as applicable based on the currency denomination borrowed, plus the applicable rate between 1.375% to 2.000%. The third base rate is the Daily Simple RepoFunds Rate (“RFR”) and loans comprising each Daily Simple RFR Loan shall bear interest at a rate per annum equal to the applicable Daily Simple RFR plus the applicable rate between 1.375% to 2.000% plus an additional 0.0326%. We will also pay a commitment fee of between 0.175% and 0.250%, payable quarterly in arrears, on the average daily unused amount of the revolving facility based on our leverage ratio.
Our obligations under the Amended Credit Agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of Dexcom and the guarantors, including all or a portion of the equity interests of our domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge). The Amended Credit Agreement contains covenants that limit certain indebtedness, liens, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents, and sale and leaseback transactions of Dexcom or any of its domestic subsidiaries. The Amended Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of March 31, 2023.
As of March 31, 2023, we also have a guarantee facility related to our international operations which is collateralized by a $10.8 million term deposit that is included in non-current “Other assets” on our consolidated balance sheets.

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
As of the three months ended March 31, 2023, we and certain Abbott Diabetes Care, Inc. (“Abbott”) entities have previously served complaints for patent infringement, validity and other patent related actions against each other in multiple jurisdictions, inside and outside the United States. In June and July 2021, we initiated patent infringement litigation against Abbott in the United States and in Germany over certain of Abbott's continuous glucose monitoring products. In both the United States and Germany, we seek injunctive relief and monetary damages. In July 2021, Abbott initiated patent infringement litigation against Dexcom in the United States, United Kingdom, and in Germany over certain of Dexcom's continuous glucose monitoring products. Abbott seeks injunctive relief and monetary damages. In response to the suits in the United Kingdom, Dexcom brought infringement counterclaims there. One trial on liability has already been conducted in the United Kingdom, and the parties are awaiting a ruling. In December 2021, Abbott filed a breach of contract suit against Dexcom in the United

States alleging that Dexcom breached the parties' 2014 Settlement and License Agreement. Dexcom’s patent infringement claims in the United States are stayed pending resolution of Abbott’s breach of contract claims. A jury trial on Abbott’s breach of contract claims is set for July 10, 2023. Abbott’s U.S. patent infringement action against Dexcom is currently scheduled for trial on November 5, 2023. In February and March of 2023, Abbott initiated additional patent infringement litigation against Dexcom in both the United States and in Germany. Abbott seeks injunctive relief and monetary damages. Due to uncertainty surrounding patent litigation processes in the U.S. and Europe, we are unable to reasonably estimate the ultimate outcome of any of the litigation matters at this time. Dexcom intends to protect its intellectual property and defend against Abbott’s claims vigorously in all of these actions.
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

7. Income Taxes
We estimate our annual effective tax rate to be 30.9% for the full year 2023, which differs from the U.S. federal statutory rate due to state and foreign income taxes, nondeductible executive compensation, and increases to unrecognized tax benefits offset by federal tax credits generated. Our actual effective tax rate of 24.7% for the three months ended March 31, 2023 was primarily due to income tax expense from normal, recurring operations, partially offset by discrete excess tax benefits recognized for share-based compensation for employees, net of disallowed executive compensation.

8. Stockholders’ Equity
Share-Based Compensation
Our share-based compensation expense is associated with RSUs, PSUs, and our Employee Stock Purchase Plan, or ESPP. The following table summarizes our share-based compensation expense included in our consolidated statements of operations for the periods shown:

	Three Months Ended March 31,
(In millions)	2023	2022
Cost of sales	$3.3	$2.3
Research and development	11.1	10.3
Selling, general and administrative	20.8	16.5
Total share-based compensation expense	$35.2	$29.1
At March 31, 2023, unrecognized estimated compensation costs related to RSUs, PSUs and ESPP totaled $312.8 million and are expected to be recognized through 2027.
Equity Award Activity
The total vest date fair value of RSUs and PSUs that vested during the three months ended March 31, 2023 was $119.3 million and $9.9 million, respectively.
Share Repurchase Program and Treasury Shares
On July 26, 2022, a duly authorized committee of our Board of Directors authorized and approved a share repurchase program of up to $700.0 million of our outstanding common stock, with a repurchase period ending no later than June 30, 2023 (the “Share Repurchase Program”). Shares of common stock repurchased under the Share Repurchase Program become treasury shares. Repurchases of our common stock under the Share Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions or by other methods, at our discretion, and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable federal and state laws and regulations. As of March 31, 2023, approximately $142.3 million remained available for repurchase pursuant to our share repurchase program.

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
Revenue by geographic region
During the three months ended March 31, 2023 and March 31, 2022, no individual country outside the United States generated revenue that represented more than 10% of our total revenue. The following table sets forth revenue by our two primary geographical markets, the United States and International, based on the geographic location to which we deliver the components, for the periods shown:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
(In millions)	Amount	% of Total	Amount	% of Total
United States	$526.0	71%	$451.2	72%
International	215.5	29%	177.6	28%
Total revenue	$741.5	100%	$628.8	100%
Revenue by customer sales channel
We sell our CGM systems through a direct sales organization and through distribution arrangements that allow distributors to sell our products. The following table sets forth revenue by major sales channel for the periods shown:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
(In millions)	Amount	% of Total	Amount	% of Total
Distributor	$618.9	83%	$527.1	84%
Direct	122.6	17%	101.7	16%
Total revenue	$741.5	100%	$628.8	100%

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
We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting estimates during the three months ended March 31, 2023.

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue, gross profit, operating income, net income, and operating cash flow.
Key Highlights for the Three Months Ended March 31, 2023 include the following:

Revenue	Gross Profit	Operating Income	Net Income	Operating Cash Flow
$741.5 million	$462.6 million	$47.2 million	$48.6 million	$155.4 million
up 18% from the same period 2022	up 16% from the same period 2022	up 14% from the same period 2022	down 50% from the same period 2022	up 119% from the same period 2022
We ended the first quarter of 2023 with cash, cash equivalents and short-term marketable securities totaling $2.57 billion.

Business Trends
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
•Our ability to scale efficiently with our Malaysia manufacturing facility, currently under construction.

Results of Operations

QTD Revenue and Gross Margin %
$628.8 M
63.3%
$741.5 M
62.4%
QTD 2022
QTD 2023
Revenue
Gross Profit Margin %

Financial Overview

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
	Three Months Ended March 31,				2023 - 2022
(In millions, except per share amounts)	2023	% of Revenue (1)	2022	% of Revenue (1)	$ Change	% Change
Revenue	$741.5	100%	$628.8	100%	$112.7	18%
Cost of sales	278.9	38%	230.7	37%	48.2	21%
Gross profit	462.6	62.4%	398.1	63.3%	64.5	16%
Operating expenses:
Research and development	119.0	16%	135.9	22%	(16.9)	(12)%
Amortization of intangible assets	1.8	—%	2.0	—%	(0.2)	(10)%
Selling, general and administrative	294.6	40%	218.9	35%	75.7	35%
Total operating expenses	415.4	56%	356.8	57%	58.6	16%
Operating income	47.2	6%	41.3	7%	5.9	14%
Interest expense	(4.6)	(1)%	(4.6)	(1)%	—	—%
Income from equity investments	—	—%	0.2	—%	(0.2)	**
Interest and other income (expense), net	21.9	3%	(0.8)	—%	22.7	**
Income before income taxes	64.5	9%	36.1	6%	28.4	79%
Income tax expense (benefit)	15.9	2%	(61.2)	(10)%	77.1	**
Net income	$48.6	7%	$97.3	15%	$(48.7)	(50)%

Basic net income per share	$0.13	**	$0.25	**	$(0.12)	(48)%
Diluted net income per share	$0.12	**	$0.23	**	$(0.11)	(48)%

(1) The sum of the individual percentages may not equal the total due to rounding.
** Not meaningful

Revenue
We expect that the revenue we generate from the sales of our products will fluctuate from quarter to quarter. We typically experience seasonality, with lower sales in the first quarter of each year compared to the immediately preceding fourth quarter. This seasonal sales pattern relates to U.S. annual insurance deductible resets and unfunded flexible spending accounts.
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

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenue
The revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base, partially offset by mix shift and price associated with the evolution of our channel and product strategy.

Disposable sensor and other revenue comprised approximately 88% of total revenue and Reusable Hardware revenue comprised approximately 12% of total revenue for the three months ended March 31, 2023. Disposable sensor and other revenue comprised approximately 86% of total revenue and Reusable Hardware revenue comprised approximately 14% of total revenue for the three months ended March 31, 2022.

Cost of sales & Gross profit
Cost of sales and gross profit increased primarily due to an increase in sales volume.

The decrease in gross profit margin percentage in the first quarter of 2023 compared to the first quarter of 2022 was primarily driven by price, product, and channel mix changes, amortization of an intangible asset, and impact of foreign currencies on revenue.

Research and development expense
Research and development expense decreased primarily due to $8.5 million in lower costs related to set-up and validation costs for new CGM equipment and $8.2 million in lower third party and consulting fees, most notably related to software development for new products and significant enhancements.

We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.

Selling, general and administrative expense
Selling, general and administrative expense increased primarily due to $21.7 million in advertising and marketing costs as a result of an increase in worldwide marketing campaigns, $19.3 million in compensation-related costs primarily due to higher headcount, and $16.9 million in legal expense primarily related to a patent infringement lawsuit.

Interest and other income (expense), net
Interest and other income (expense), net, increased primarily due to $21.3 million in interest income on our short-term marketable securities portfolio. The increase in interest income was primarily related to a significant increase in market interest rates, partially offset by a decrease in the average invested balances compared to the same period in 2022.

Income tax expense (benefit)
The income tax expense recorded for the three months ended March 31, 2023 was primarily due to income tax expense from normal, recurring operations at an estimated annual effective rate of 30.9%, partially offset by discrete excess tax benefits recognized for share-based compensation for employees.

The income tax benefit recorded for the three months ended March 31, 2022 was primarily attributable to discrete excess tax benefits recognized for share-based compensation for employees and the Verily milestone payment.

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
A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in U.S. dollars. We will be exposed to additional foreign currency exchange risk related to our international operations when we begin manufacturing internationally and as our business continues to increase in international markets. See “Foreign Currency Exchange Risk” in Part II, Item 7A of our Annual Report for more information.

Main Sources of Liquidity
Cash, cash equivalents and short-term marketable securities
Our cash, cash equivalents and short-term marketable securities totaled $2.57 billion as of March 31, 2023. None of those funds were restricted and $2.38 billion (approximately 93%) of those funds were located in the United States.
Cash flow from Operations
For the three months ended March 31, 2023, we had positive cash flows of $155.4 million from operating activities. We anticipate that we will continue to generate positive cash flows from operations for the foreseeable future.
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
Revolving Credit Agreement
As of March 31, 2023, we had no outstanding borrowings, $7.3 million in outstanding letters of credit, and a total available balance of $192.7 million under the Amended Credit Agreement. We monitor counterparty risk associated with the institutional lenders that are providing the Credit Facility. We currently believe that the Credit Facility will be available to us should we choose to borrow under it. Revolving loans will be available for general corporate purposes, including working capital and capital expenditures. See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for more details on the Revolving Credit Agreement.
Short-term Liquidity Requirements
Our short-term liquidity requirements primarily consist of regular operating costs, interest payments related to our senior convertible notes, capital expenditures for the development of our manufacturing facilities and office spaces, and short-term material cash requirements as described below. As of March 31, 2023, we had a working capital ratio of 2.02 and a quick ratio of 1.72, which indicates that our current assets are more than enough to cover our short-term liabilities. We expect to have significant capital expenditures for the next year to drive our strategic initiative of building out our manufacturing facility and equipment in Malaysia and the capacity scale-up in Mesa, Arizona.
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
We may use cash to repurchase Dexcom shares or for other strategic initiatives that strengthen our foundation for long-term growth. On July 26, 2022, a duly authorized committee of our Board of Directors authorized a share repurchase program of up to $700.0 million of our outstanding common stock, with a repurchase period ending no later than June 30, 2023. As of March 31, 2023, approximately $142.3 million remained available for repurchase pursuant to our share repurchase program. See Note 8 “Stockholders’ Equity” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for more details.

As of March 31, 2023, we have outstanding senior convertible notes that will mature in December 2023. We may elect to settle the remaining principal amount outstanding of the 2023 Notes with cash and/or shares of our common stock prior to maturity once certain conditions are met.
Long-term Liquidity Requirements
Our long-term liquidity requirements primarily consist of interest and principal payments related to our senior convertible notes, capital expenditures for the development of our manufacturing facilities and office spaces, and long-term material cash requirements as described below. As of March 31, 2023, we had a debt-to-assets ratio of 0.36, which indicates that our total assets are more than enough to cover our short-term and long-term debts. As demand grows for our products, we will continue to expand global operations to meet demand through investments in manufacturing and operations. We expect to meet our long-term liquidity requirements from our main sources of liquidity as described above to support our future operations, capital expenditures, acquisitions, and other liquidity requirements associated with our operations beyond the next 12 months.
As of March 31, 2023, we have outstanding senior convertible notes that will mature in November 2025 for the 2025 Notes. However, the outstanding principal of our senior convertible notes could be converted into cash and/or shares of our common stock prior to maturity once certain conditions are met. See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for information on conversion rights prior to maturity.
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
We issued senior convertible notes in November 2018 and May 2020. These obligations include both principal and interest for these notes. Although these notes mature in December 2023 and November 2025, they may be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayment of the principal amounts sooner than the scheduled repayment. As of March 31, 2023, we had outstanding letters of credit of $7.3 million for which we cannot forecast with certainty the amount and timing of repayments. See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for further discussion of the terms of our senior convertible notes.
We are party to various leasing arrangements, primarily for office, manufacturing and warehouse space that expire at various times through December 2030, excluding any renewal options. We also have land leases in Penang, Malaysia for the build-out of our international manufacturing facility lease that expire through 2082. We anticipate incurring significant expenditures related to the build-out of the Malaysia manufacturing facility and equipment in the next two years. See Note 6 “Leases and Other Commitments” to the consolidated financial statements in Part II, Item 8 of our Annual Report for more information about our leases.
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

Cash Flows Summary 2023 YTD vs. 2022 YTD
$200.0 M
$— M
$(200.0) M
$(400.0) M
$(600.0) M
$155.4 M
$(186.7) M
$11.2 M
$71.0 M
$(411.8) M
$5.3 M
YTD 2023
YTD 2022
Operating Cash Flows
Investing Cash Flows
Financing Cash Flows

As of March 31, 2023, we had $2.57 billion in cash, cash equivalents and short-term marketable securities, which is an increase of $110.8 million compared to $2.46 billion as of December 31, 2022.
The primary cash flows during the three months ended March 31, 2023 and March 31, 2022 are described below. See the consolidated financial statements in Part I, Item 1 of this Quarterly Report for complete consolidated statements of cash flows for these periods.

Three Months Ended
		March 31, 2023		March 31, 2022
Operating Cash Flows	+	$48.6 million of net income, $55.3 million of net non-cash adjustments, and a net increase of $51.5 million in changes of working capital balances	+	$97.3 million of net income and $71.2 million of net non-cash adjustments, partially offset by $97.5 million of net changes in working capital balances
		Net non-cash adjustments were primarily related to share-based compensation and depreciation and amortization.		Net non-cash adjustments were primarily related to share-based compensation and depreciation and amortization.

Investing Cash Flows	-	$112.0 million net purchases of marketable securities	-	$304.7 million net purchases of marketable securities
	-	$74.7 million capital expenditures	-	$101.6 million capital expenditures

Financing Cash Flows	+	$12.3 million in proceeds from the issuance of common stock under our employee stock plans	+	$10.1 million in proceeds from the issuance of common stock under our employee stock plans
	-	$1.1 million in payments for financing leases	-	$3.4 million in payments for financing leases

Contractual Obligations
We presented our contractual obligations as of December 31, 2022 in Note 6 “Leases and Other Commitments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There were no significant changes to our lease obligations during the three months ended March 31, 2023. As of March 31, 2023, we had approximately $314.7 million of open purchase orders and contractual obligations in the ordinary course of business, the majority of which are due within one year. See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for conversion activity related to our senior convertible notes.

Recent Accounting Guidance
For a description of recently issued accounting pronouncements and the potential impact on our consolidated financial statements, if any, see Note 1 “Organization and Significant Accounting Policies” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2023. See Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a detailed discussion of our market risks.

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Regulations under the Securities Exchange Act of 1934, as amended, require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and timely communicated to management, including our Chief Executive Officer and Chief Financial Officer, recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures. Based on their evaluation as of March 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date for this purpose.
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
As of the three months ended March 31, 2023, we and certain Abbott Diabetes Care, Inc. (“Abbott”) entities have previously served complaints for patent infringement, validity and other patent related actions against each other in multiple jurisdictions, inside and outside the United States. In June and July 2021, we initiated patent infringement litigation against Abbott in the United States and in Germany over certain of Abbott's continuous glucose monitoring products. In both the United States and Germany, we seek injunctive relief and monetary damages. In July 2021, Abbott initiated patent infringement litigation against Dexcom in the United States, United Kingdom, and in Germany over certain of Dexcom's continuous glucose monitoring products. Abbott seeks injunctive relief and monetary damages. In response to the suits in the United Kingdom, Dexcom brought infringement counterclaims there. One trial on liability has already been conducted in the United Kingdom, and the parties are awaiting a ruling. In December 2021, Abbott filed a breach of contract suit against Dexcom in the United States alleging that Dexcom breached the parties' 2014 Settlement and License Agreement. Dexcom’s patent infringement claims in the United States are stayed pending resolution of Abbott’s breach of contract claims. A jury trial on Abbott’s breach of contract claims is set for July 10, 2023. Abbott’s U.S. patent infringement action against Dexcom is currently scheduled for trial on November 5, 2023. In February and March of 2023, Abbott initiated additional patent infringement litigation against Dexcom in both the United States and in Germany. Abbott seeks injunctive relief and monetary damages. Due to uncertainty surrounding patent litigation processes in the U.S. and Europe, we are unable to reasonably estimate the ultimate outcome of any of the litigation matters at this time. Dexcom intends to protect its intellectual property and defend against Abbott’s claims vigorously in all of these actions.
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
•Although many third-party payors have adopted some form of coverage policy for continuous glucose monitoring devices, our products do not always have such coverage, including simple broad-based contractual coverage with third-party payors, and we frequently experience administrative challenges in obtaining coverage or reimbursement for our products. If we are unable to obtain adequately broad coverage or reimbursement for our products or any future products from third-party payors, our revenue may be negatively impacted.
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
•Environmental, social and governance, or ESG, regulations, policies and provisions could expose us to numerous risks.

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
In the United States and other countries, government and private sector access to health care products continues to be a subject of focus, and efforts to reduce health care costs are being made by third-party payors. Most of our customers rely on third-party payors, including government programs and private health insurance plans, to cover the cost of our products. We expect that the continuing cost reduction and containment measures may reduce the cost or utilization of health care products and could lead to patients being unable to obtain approval for coverage or payment from these third-party payors or to costs being shifted to patients for our products. Additionally, as a result of the economic slowdown, some customers have lost access and others may lose access to their private health insurance plan if they lose their job, and an impact to job status may extend for a prolonged period of time, beyond possible coverage periods through COBRA, or where the cost to maintain coverage may not be affordable to our customer. As most of our customers rely on third-party payors, including government programs and private health insurance plans, to cover the cost of our products, our customers may lose coverage or reimbursement for our products, which may harm our business and results of operations.
We have experienced, and anticipate that we will continue to experience, downward pressure on product pricing. To the extent these cost containment efforts are not offset by greater patient access to our products, our future revenue may be reduced and our business may be harmed.
Although many third-party payors have adopted some form of coverage policy for continuous glucose monitoring devices, our products do not always have such coverage, including simple broad-based contractual coverage with third-party payors, and we frequently experience administrative challenges in obtaining coverage or reimbursement for our products. If we are unable to obtain adequately broad coverage or reimbursement for our products or any future products from third-party payors, our revenue may be negatively impacted.
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
As of March 31, 2023, the eight largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. In addition, we have negotiated contracted rates with all of those third-party payors for the purchase of our current CGM systems by their members. Nevertheless, coverage and reimbursement-related barriers remain. Among other things, people with diabetes without insurance that covers our products bear the entire financial cost of using our products. In addition, in the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors, which may be perceived as more advantageous for consumers. Further, while many third-party payors have adopted some form of coverage policy on CGM devices, in a sizeable percentage of cases, under durable medical equipment benefits, those coverage policies frequently are restrictive and require significant medical documentation and other requirements in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. Moreover, it is not uncommon for governmental, including federal and/or state, agencies and their contractors to conduct periodic routine billing and compliance reviews that may entail extensive documentation requests, cooperation with which may require significant time and resources, and may result in identification of overpayments that may need to be refunded. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them.
CMS has recently adopted coverage guidelines for CGMs, which could have a favorable impact on us. Previously, Medicare coverage for CGM was only available to Medicare patients who take at least three doses of insulin a day, limiting CGM reimbursement for Medicare beneficiaries with intensive Type 1 and 2 diabetes. The Local Coverage Determination, or LCD, that CMS released in April 2023 extends Medicare CGM coverage to patients who use insulin at least once per day. Further, the LCD also allows coverage for patients not taking insulin if the patient has a history of problematic hypoglycemia.
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
Our existing manufacturing facilities are designed to manufacture current and next-generation CGM systems, but may not be scaled quickly enough to permit us to manufacture one or more of our CGM systems in quantities sufficient to meet market demand. In the past, we have had difficulty scaling our manufacturing operations to provide a sufficient supply of product to support market demand and our commercialization efforts. From time to time, we have also experienced brief periods of backorder and, at times, have had to limit the efforts of our sales force to introduce our products to new customers.
We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. We have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts; however, we cannot guarantee that supply will not be constrained in the future. We may not adequately predict the market demand for our products, in order to produce our products in the quantities we anticipate will be necessary to meet market demand. We will need to adequately predict the market demand for our products and increase our manufacturing capacity by a significant factor over the current level to meet or exceed the anticipated market demand by product. In addition, we may have to modify our manufacturing design, reliability and process for next-generation products that may hereafter be approved, cleared or otherwise authorized by the applicable regulatory body and commercialized.
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
Additionally, the majority of our operations are conducted at facilities located in San Diego, California, Mesa, Arizona and, beginning in 2023, Penang Malaysia. We take precautions to safeguard our facilities, which include manufacturing protocols, insurance, health and safety protocols, and off-site storage of data. However, a natural or man-made disaster, such as fire, flood, earthquake, act of terrorism, cyber-attack or other disruptive event, such as a public health emergency, could cause substantial delays in our operations, damage, destroy or limit our manufacturing equipment, inventory, or records and cause us to incur additional expenses. Earthquakes are of particular significance since our manufacturing facilities in California are located in an earthquake-prone area. Wildfires are also increasingly more common in southern California and present risk to our manufacturing operations. Our Arizona facility may confront water supply issues resulting from the ongoing drought in the Western United States and our Malaysia facility may confront issues related to its construction on a reclaimed wetland and the political stability of the Malaysia government. In the event our existing manufacturing facilities or equipment are affected by man-made or natural disasters, we may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business. The insurance we maintain against fires, floods, earthquakes and other natural disasters and similar events may not be adequate to cover our losses in any particular case.
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
Although we work with our suppliers to try to ensure continuity of supply while maintaining quality, timeliness and reliability, the supply of these components, materials and services has in some cases been, and may continue to be impacted, interrupted or insufficient. Our manufacturers and suppliers may also encounter problems during manufacturing for a variety of reasons. They may fail to follow specific protocols and procedures, fail to comply with applicable regulations, or be the subject of FDA or other regulatory authority audits or inspections that result in allegations of non-compliance (for example, resulting in Form 483 Observations, Warning Letters, or other FDA enforcement actions). Our manufacturers and suppliers may also experience or be impacted by equipment malfunction, environmental factors, and public health emergencies, any of which could delay or impede their ability to meet our demand.
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
Our distribution agreements with AmerisourceBergen, Byram and affiliates, Cardinal Health and affiliates (including Edgepark Medical Supplies), and McKesson, our most significant wholesalers and distributors, each generated 10% or more of our total revenue during the three months ended March 31, 2023. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our financial results and operating performance.
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
The outbreak of the SARS-CoV-2 virus and its variants and the COVID-19 disease that it causes has been and continues to be a global pandemic, despite the current gradual decline in reported cases in the United States per the CDC’s COVID Data tracker. The extent to which this coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new variants of the virus and new information that may emerge concerning the virus and the actions to contain it or to mitigate the COVID-19 impact, among others. It is especially difficult to predict the impact on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to the pandemic, as well as the effectiveness of those actions, and vaccine availability, distribution, efficacy and adoption.
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
We continue to take precautions to protect the health and safety of our employees, including monitoring community levels of COVID-19 according to the Center for Disease Control’s recommendations.
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
While the potential economic impact brought by, and the duration of, the pandemic is difficult to assess or predict, it has already caused significant disruption of global financial markets.
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
Our operations in countries outside the United States, which accounted for approximately 29% of our revenue for the three months ended March 31, 2023, are accompanied by certain financial and other risks. In addition to our offices with manufacturing and administrative and operations in countries throughout the world, we intend to continue to pursue growth opportunities in sales outside the United States, especially in Asia and Europe. Additionally, we may increase our use of administrative and support functions from locations outside the United States. These business activities could expose us to greater risks associated with our sales and operations.
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
Our operations and performance depend on worldwide economic and political conditions. These conditions have been adversely impacted by continued global economic uncertainty, political instability and military hostilities in multiple geographies, including the current conflict in Ukraine, concerns over the potential downgrade of U.S. sovereign debt and continued sovereign debt, monetary and financial uncertainties in Europe and other foreign countries, and global health pandemics. These include potential reductions in the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries. These conditions have made and may continue to make it difficult for our customers and potential customers to afford our products, and could cause our customers to stop using our products or to use them less frequently. If that were to occur, our revenue may decrease and our performance may be negatively impacted. In addition, the pressure on consumers to absorb more of their own health care costs has resulted in some cases in higher deductibles and limits on durable medical equipment, which may cause seasonality in purchasing patterns. Furthermore, during economic uncertainty, our customers have had job losses and may continue to have issues gaining timely access to sufficient health insurance or credit, which could result in their unwillingness to purchase products or impair their ability to make timely payments to us. In addition, a recession, depression or other sustained adverse market event could materially and adversely affect our access to capital on favorable terms or at all, our business and the value of our common stock.
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
We conduct limited commercial and marketing efforts in certain international markets in the Asia-Pacific, North America and Europe, Middle East and Africa regions, with respect to our CGM systems and may seek to market our products in other regions in the future. Outside the United States, we can market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. The marketing authorization procedures vary among countries and can involve additional testing, and the time required to obtain any required authorization or approval may differ from that required to obtain FDA marketing authorization(s). Foreign regulatory authorization or approval processes may include all of the risks associated with obtaining FDA marketing authorization(s) in addition to other risks. We may not obtain foreign regulatory authorizations or approvals on a timely basis, if at all. Obtaining a marketing authorization from the FDA does not ensure authorization or approval by regulatory authorities in other countries will follow, and authorization or approval by one foreign regulatory authority does not ensure authorization or approval by regulatory authorities in other foreign countries or by the FDA. In addition, in order to obtain the authorization to market our products in certain foreign jurisdictions, in some cases we may need to obtain a Certificate to Foreign Government from the FDA. The FDA may refuse to issue a Certificate to Foreign Government if significant compliance-related concerns are identified. As a result, there are a range of factors that could preclude or impede our ability to file for regulatory approvals or marketing authorizations or to receive necessary approvals or authorizations to commercialize our products in any market outside the United States on a timely basis, or at all.

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
We are subject to a number of foreign, federal and state laws and regulations protecting the use, disclosure, and confidentiality of certain patient health and personal information, including patient records, and restricting the use and disclosure of that protected information, including state breach notification laws, the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, the European Union’s General Data Protection Regulation, or GDPR, the UK Data Protection Act and the UK GDPR, and the California Consumer Privacy Act, or CCPA, among others. As our customer base grows to include U.S. federal government agencies, Dexcom may also need comply with Federal Risk and Authorization Management Program and Cybersecurity Maturity Model Certification requirements. These frameworks, in addition to similar laws being enacted by other states and counties, impose stringent cybersecurity standards and potentially significant non-compliance penalties, involve the expenditure of significant resources, the investment of significant resources and the investment of significant time and effort to comply. As these laws and regulations continue develop in the United States and internationally, we may be required to expend significant time and resources in order to update existing processes or implement additional mechanisms as necessary to ensure compliance with such cybersecurity laws.
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
We also remain subject to federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to alleged privacy and data security violations. California enacted the CCPA, which came into effect January 1, 2020, was amended and expanded by the CPRA, passed on November 3, 2020, which took effect January 1, 2023. The CCPA and CPRA, among other things, create data privacy obligations for covered companies and provide privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. In addition, other states have, or may, enact similar legislation. It remains unclear what, if any, additional modifications will be made to this legislation or how it will be interpreted. The effects of the CCPA and CPRA are significant and will likely require us to modify our data processing practices, and may cause us to incur substantial costs and expenses to comply, particularly given our base of operations in California. There are also a number of other legislative proposals worldwide, including in the United States at both the federal and state level, that could impose additional and potentially conflicting obligations in areas affecting our business.

We are also subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information that may be more onerous than corresponding U.S. laws, including in particular the laws of Europe.
For instance, in the European Union, increasingly stringent data protection and privacy rules that have and will continue to have substantial impact on the use of patient data across the healthcare industry became effective in May 2018. The GDPR applies across the European Union and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR fine framework can be up to 20 million euros, or up to 4% of the company’s total global turnover of the preceding fiscal year, whichever is higher. The GDPR also requires companies processing personal data of individuals residing in the European Union to comply with EU privacy and data protection rules, even if the company itself does not have a physical presence in the European Union. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities. Due to the strong consumer protection aspects of the GDPR, companies subject to its purview are allocating substantial legal costs to the development of necessary policies and procedures and overall compliance efforts. Data transfer risk remains a potential issue as certain Data Protection Authorities continue to raise concerns about the transfer of data to the United States. Though a new framework may be put in place, it may be challenged as well. We expect continued costs associated with maintaining compliance with GDPR into the future, and these provisions as interpreted by EU agencies, could negatively impact our business, financial condition and results of operations.
In addition to the laws discussed above, we may see more stringent state and federal privacy legislation in the future, as the increased cyberattacks during the ongoing COVID-19 pandemic have once again put a spotlight on data privacy and security in the U.S. and other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations.
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
These threats can come from a variety of sources, including criminal hackers, state-sponsored intrusions, industrial espionage and employee malfeasance. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past several years, cyberattacks have become more prevalent and much harder to detect and defend against. These threat actors may be able to penetrate our security measures, breach our information technology systems, misappropriate or compromise confidential and proprietary information of our company and our customers, cause system disruptions and shutdowns, or introduce ransomware, malware, or vulnerabilities into our products, systems, and networks or those of our customers and partners. Our network and storage applications, as well as those of our contractors, may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security or other problems that unexpectedly could interfere with the operation of our products. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff.
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
Failure to protect our information technology infrastructure against cyberattacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.
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
Cyberattacks aimed at accessing our devices, products, and services, or related devices, products, and services, and modifying or using them in a way inconsistent with our FDA clearances and approvals could create risks to users.
Medical devices are increasingly connected to the internet, hospital networks, and other medical devices to provide features that improve healthcare and increase the ability of healthcare providers to treat patients and patients to manage their conditions. For example, we are pursuing collaborations to enable the connectivity and interoperability of our current and next-generation sensors and transmitters with third-party patient monitoring products, which may in turn be connected with the internet, hospital networks and in some cases, other medical devices. These same features may also increase cybersecurity risks and the risks of unauthorized access and use by third parties. As such, a cyberattack which intrudes, disrupts, or corrupts our devices, products, and services, or related devices, products, and services could impact the quality-of-care patients receive or the confidentiality of patient information. Additionally, modifying or using any such devices, products, or services in a way inconsistent with our FDA clearances and approvals, which may create risks to users and potential exposure to the company.

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
In addition, the laws and regulations impacting or affecting our business may change significantly in the future, which may adversely affect our business. A review of our business by courts or regulatory authorities may result in a determination that could adversely affect our operations. Also, the regulatory environment applicable to our business may change in a way that restricts or adversely impacts our operations.
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
With respect to the federal Anti-Kickback Statute, Congress and the OIG have established a large number of statutory exceptions and regulatory safe harbors that protect financial relationships with our customers and referral sources. An arrangement that fits squarely into an exception or safe harbor will not be deemed to violate the Anti-Kickback Statute.
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
Further, health epidemics could limit or restrict our ability to initiate, conduct or continue our clinical trials. Delays and disruption in our clinical trials could results in delays for expanded FDA clearance or approval of our products.
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
As we are unable to predict the ultimate impact of the provision of our CGM systems to hospitals and other healthcare facilities for use during the ongoing COVID-19 pandemic at this time, we do not yet know the ultimate impact to our business or financial results. We will continue to closely monitor regulatory developments that impact our products, business, or financial results, including those relating to FDA enforcement discretion and Breakthrough Device Designation for the provision of our CGM systems in the hospital setting.

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
In November 2020, the OIG published a Special Fraud Alert addressing manufacturer Speaker Programs, signaling both a more narrow government view of AKS compliance with respect to such programs as well as the potential for increased enforcement in this space by government oversight agencies such as the OIG and DOJ. On March 18, 2022, the Advanced Medical Technology Association, or AdvaMed, announced revisions to its Code of Ethics on Interactions with Health Care Professionals, or Code. The revised Code, effective June 1, 2022, addressed concerns noted in the OIG’s Special Fraud Alert, addressing things like virtual meetings, speaker programs and alcohol at events. The revised Code also addresses value-based care arrangements. We continue to assess industry responses to the Special Fraud Alert and have and may continue to make modifications to certain aspects of our speaker programs, which may have a detrimental impact on our ability to educate healthcare providers about our products and to promote use of our products, which may lead to decreased product sales and negatively impact our business, financial condition and results of operations.
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
The primary collection risks for our accounts receivable relate to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (exclusions, deductibles and copayments) remain outstanding. In addition, as a result of the economic slowdown, some customers have, and others may, lose access to their private health insurance plan if they lose their job. As most of our customers rely on third-party payors, including private health insurance plans, to cover the cost of our products, there has been, and may continue to be, a shift in financial responsibility to our customers for the amounts previously covered by their primary insurance carrier.
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
As changes in our business environment occur we have adjusted, and may further, adjust our business strategies to meet these changes and we may otherwise decide to further restructure our operations or particular businesses or assets. Our new organization and strategies may not produce the anticipated benefits, such as supporting our growth strategies and enhancing shareholder value. Our new organization and strategies could be less successful than our previous organizational structure and strategies. In addition, external events including changing technology, changing consumer patterns, acceptance of our products and changes in macroeconomic conditions may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write-down the value of assets. For example, current economic conditions, including rising interest rates, inflation and a potential recession, as well as our business decisions, may reduce the value of some of our assets. We also make investments in existing or new businesses, including investments in the international expansion of our sales efforts and the build-out of our manufacturing facility in Malaysia. Additionally, we also invest in early to late-stage companies for strategic reasons and to support key business initiatives, and we may not realize a return on our equity investments. Many such companies generate net losses and the market for their products, services, or technologies may be slow to develop or never materialize. We are subject to risks associated with our equity investments including partial or complete loss of invested capital, and significant changes in the fair value of this portfolio could adversely impact our financial results. Some of these investments may have returns that are negative or low, the ultimate business prospects of the businesses related to these investments may be uncertain, and these risks may be exacerbated by current macroeconomic conditions. In any of these events, our costs may increase or returns on new investments may be lower than prior to the change in strategy or restructuring.

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
Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state law provisions, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. Although the ownership changes we experienced in the past have not prevented us from using all NOLs and tax credits accumulated before such ownership changes, we could experience another ownership change that might limit our use of NOLs and tax credits in the future. In addition, realization of deferred tax assets, including net operating loss carryforwards, depends upon our future earnings in applicable tax jurisdictions. If we have insufficient future taxable income in the applicable tax jurisdiction for any reason, including any future corporate reorganization or restructuring activities, we may be limited in our ability to utilize some or all of our net operating losses to offset such income and reduce our tax liability in that jurisdiction. We utilized that the majority of our remaining NOLs by the end of 2021, with the exception of the NOLs limited by Section 382 of the Internal Revenue Code of 1986. See Note 8 “Income Taxes” to the consolidated financial statements for the fiscal year ended December 31, 2022 in Part II, Item 8 of our Annual Report on Form 10-K that we filed with the SEC on February 9, 2023 for additional information.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future, especially as our business continues to grow and our business plan continues to evolve. From January 1, 2023 through March 31, 2023, the closing price of our common stock on the Nasdaq Global Select Market was as high as $122.92 per share and as low as $104.00 per share. In addition, the trading prices for our common stock and other medical device companies have been highly volatile as a result of the ongoing COVID-19 pandemic.
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
•the consummation, and the anticipated benefits, of our Share Repurchase Program; and
•other events or factors, including the impact or perceived impact of our four-for-one forward stock split of our common stock, ongoing conflict in Ukraine, recessions, rising interest rates, inflation, local and national elections, international currency fluctuations, corruption, political instability and acts of war or terrorism.
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
In October 2021, we entered into a Second Amended and Restated Credit Agreement, or the Amended Credit Agreement, with JPMorgan Chase and other syndicate lenders, which amended and restated the credit agreement, or the Credit Agreement, we had previously entered into in December 2018 and amended in May 2020. The Amended Credit Agreement is a five-year $200.0 million revolving credit facility, or the Credit Facility. As of

March 31, 2023, we had no outstanding borrowings, $7.3 million in outstanding letters of credit, and a total available balance of $192.7 million under the Amended Credit Agreement.
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
The Amended Credit Agreement imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of March 31, 2023, we were in compliance with the covenants imposed by the Amended Credit Agreement. If we violate these or any other covenants, any outstanding amounts under the Amended Credit Agreement could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
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
Our operations and performance depend on worldwide economic and political conditions. These conditions have been adversely impacted by continued global economic uncertainty, political instability and military hostilities in multiple geographies (including the conflict between Ukraine and Russia), monetary and financial uncertainties in Europe and other foreign countries, global health pandemics, rising interest rates, and domestic and global inflationary trends. These include potential reductions in the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries. These conditions have made and may continue to make it difficult for our customers and potential customers to afford our products, and could cause our customers to stop using our products or to use them less frequently. If that were to occur, our revenue may decrease and our performance may be negatively impacted. In addition, the pressure on consumers to absorb more of their own health care costs has resulted in some cases in higher deductibles and limits on durable medical equipment, which may cause seasonality in purchasing patterns. Furthermore, during economic uncertainty, our customers have had job losses and may continue to have issues gaining timely access to sufficient health insurance or credit, which could result in their unwillingness to purchase products or impair their ability to make timely payments to us. While the potential economic impact brought by and the duration of the ongoing COVID-19 pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital on favorable terms or at all. A recession, depression or other sustained adverse market event could materially and adversely affect our business and the value of our common stock.
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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On July 28, 2022, we announced that a duly authorized committee of our Board of Directors authorized and approved a share repurchase program of up to $700.0 million of our outstanding common stock, with a repurchase period ending no later than June 30, 2023. As of March 31, 2023, approximately $142.3 million remained available for repurchase pursuant to our share repurchase program.
The following table provides information about purchases by the Company of its shares of common stock during the three months ended March 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value of shares that may yet to be purchased under the program (in millions)
1/01/2023 - 1/31/2023	—	—	—	$142.3
2/01/2023 - 2/28/2023	—	—	—	$142.3
3/01/2023 - 3/31/2023	—	—	—	$142.3
See Note 8, “Stockholders’ Equity” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for information about the share repurchase program.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
None.

ITEM 5 - OTHER INFORMATION
None.

ITEM 6 - EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

10.01*	Amendment Number Nine to Non-Exclusive Wholesale Distribution Agreement, dated February 1, 2023, by and between DexCom, Inc. and RGH Enterprises, LLC.	—	—	—	—	X

10.02*	Amendment Number Ten to Non-Exclusive Distribution Agreement, dated February 1, 2023, by and between DexCom, Inc. and RGH Enterprises, LLC.	—	—	—	—	X

10.03*	Amendment Number Twelve to Amended and Restated Non-Exclusive Distribution Agreement, dated February 1, 2023, by and between DexCom, Inc. and Byram Healthcare.	—	—	—	—	X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

32.02**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted in Inline XBRL					X

*	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Dexcom specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXCOM, INC. (Registrant)

Dated:	April 27, 2023	By:	/s/ KEVIN R. SAYER
Kevin R. Sayer, Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Dated:	April 27, 2023	By:	/s/ JEREME M. SYLVAIN
Jereme M. Sylvain, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)