Form 10-Q
period 2023-06-30
DEXCOM INC
filed 2023-07-27
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 20, 2023, there were 387,871,796 shares of the registrant’s common stock outstanding.

DexCom, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Except for historical financial information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding our intent, belief, or current expectations and those of our management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties and other factors, some of which are beyond our control; actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to: (i) that the information is of a preliminary nature and may be subject to further adjustment; (ii) those risks and uncertainties identified under “Risk Factors”; and (iii) the other risks detailed from time-to-time in our reports and registration statements filed with the Securities and Exchange Commission, or the SEC. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

AVAILABLE INFORMATION
Our website address is located at dexcom.com and our investor relations website is located at investors.dexcom.com. We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act. We make available on our website, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
We announce material information to the public about us, our products, and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, presentations, webcasts, and our investor relations website in order to achieve broad, non-exclusionary distribution of information to the public and to comply with our disclosure obligations under Regulation FD. Except as expressly set forth in this Quarterly Report on Form 10-Q, the contents of our website is not incorporated by reference into, or otherwise to be regarded as part of, this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our website is intended to be inactive textual references only.
The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and review the information disclosed through such channels.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Consolidated Balance Sheets
(Unaudited)

(In millions, except par value data)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,194.9	$642.3
Short-term marketable securities	2,441.3	1,813.9
Accounts receivable, net	750.6	713.3
Inventory	421.1	306.7
Prepaid and other current assets	195.0	192.6
Total current assets	5,002.9	3,668.8
Property and equipment, net	1,077.6	1,055.6
Operating lease right-of-use assets	76.3	80.0
Goodwill	25.8	25.7
Intangibles, net	154.2	173.3
Deferred tax assets	417.0	341.2
Other assets	66.9	47.1
Total assets	$6,820.7	$5,391.7
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,156.5	$901.8
Accrued payroll and related expenses	108.6	134.3
Current portion of long-term senior convertible notes	773.8	772.6
Short-term operating lease liabilities	21.8	20.5
Deferred revenue	9.0	10.1
Total current liabilities	2,069.7	1,839.3
Long-term senior convertible notes	2,430.6	1,197.7
Long-term operating lease liabilities	86.9	94.6
Other long-term liabilities	133.1	128.3
Total liabilities	4,720.3	3,259.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 million shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 800.0 million shares authorized; 394.6 million and 386.1 million shares issued and outstanding, respectively, at June 30, 2023; and 393.2 million and 386.3 million shares issued and outstanding, respectively, at December 31, 2022	0.4	0.4
Additional paid-in capital	2,269.0	2,258.1
Accumulated other comprehensive loss	(29.3)	(11.6)
Retained earnings	644.4	479.9
Treasury stock, at cost; 8.5 million shares at June 30, 2023 and 6.9 million shares at December 31, 2022	(784.1)	(595.0)
Total stockholders’ equity	2,100.4	2,131.8
Total liabilities and stockholders’ equity	$6,820.7	$5,391.7
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
Revenue	$871.3	$696.2	$1,612.8	$1,325.0
Cost of sales	324.9	246.7	603.8	477.4
Gross profit	546.4	449.5	1,009.0	847.6
Operating expenses:
Research and development	119.3	121.7	238.3	257.6
Amortization of intangible assets	1.7	1.9	3.5	3.9
Selling, general and administrative	297.3	248.9	591.9	467.8
Total operating expenses	418.3	372.5	833.7	729.3
Operating income	128.1	77.0	175.3	118.3
Interest expense	(5.9)	(4.7)	(10.5)	(9.3)
Income from equity investments	—	—	—	0.2
Interest and other income, net	37.1	3.0	59.0	2.2
Income before income taxes	159.3	75.3	223.8	111.4
Income tax expense (benefit)	43.4	24.4	59.3	(36.8)
Net income	$115.9	$50.9	$164.5	$148.2

Basic net income per share	$0.30	$0.13	$0.43	$0.38
Shares used to compute basic net income per share	386.7	392.5	386.7	390.7
Diluted net income per share	$0.28	$0.12	$0.40	$0.36
Shares used to compute diluted net income per share	431.5	421.4	426.6	429.1
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net income	$115.9	$50.9	$164.5	$148.2
Other comprehensive income (loss), net of tax:
Translation adjustments and other	(20.2)	(13.9)	(18.8)	(15.3)
Unrealized gain (loss) on marketable debt securities	(2.6)	(3.0)	1.1	(8.2)
Total other comprehensive loss, net of tax	(22.8)	(16.9)	(17.7)	(23.5)
Comprehensive income	$93.1	$34.0	$146.8	$124.7
See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended June 30, 2023
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2023	387.6	$0.4	$2,305.6	$(6.5)	$528.5	$(595.0)	$2,233.0
Issuance of common stock under equity incentive plans	0.1	—	—	—	—	—	—
Purchases of treasury stock	(1.6)	—	—	—	—	(189.1)	(189.1)
Purchase of capped call transactions, net of tax	—	—	(76.3)	—	—	—	(76.3)
Share-based compensation expense	—	—	39.7	—	—	—	39.7
Net income	—	—	—	—	115.9	—	115.9
Other comprehensive loss, net of tax	—	—	—	(22.8)	—	—	(22.8)
Balance at June 30, 2023	386.1	$0.4	$2,269.0	$(29.3)	$644.4	$(784.1)	$2,100.4

	Three Months Ended June 30, 2022
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2022	392.5	$0.4	$1,996.3	$(6.1)	$236.0	$(37.3)	$2,189.3
Issuance of common stock under equity incentive plans	0.1	—	—	—	—	—	—
Share-based compensation expense	—	—	32.6	—	—	—	32.6
Net income	—	—	—	—	50.9	—	50.9
Other comprehensive loss, net of tax	—	—	—	(16.9)	—	—	(16.9)
Balance at June 30, 2022	392.6	$0.4	$2,028.9	$(23.0)	$286.9	$(37.3)	$2,255.9
See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Six Months Ended June 30, 2023
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	386.3	$0.4	$2,258.1	$(11.6)	$479.9	$(595.0)	$2,131.8
Issuance of common stock under equity incentive plans	1.2	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.2	—	12.3	—	—	—	12.3
Purchases of treasury stock	(1.6)	—	—	—	—	(189.1)	(189.1)
Purchase of capped call transactions, net of tax	—	—	(76.3)	—	—	—	(76.3)
Share-based compensation expense	—	—	74.9	—	—	—	74.9
Net income	—	—	—	—	164.5	—	164.5
Other comprehensive loss, net of tax	—	—	—	(17.7)	—	—	(17.7)
Balance at June 30, 2023	386.1	$0.4	$2,269.0	$(29.3)	$644.4	$(784.1)	$2,100.4

	Six Months Ended June 30, 2022
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	388.0	$0.4	$2,108.7	$0.5	$138.7	$(206.2)	$2,042.1
Issuance of common stock under equity incentive plans	1.5	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	10.1	—	—	—	10.1
Issuance of common stock in connection with achievement of regulatory approval milestone, net of issuance costs	2.9	—	(189.3)	—	—	189.2	(0.1)
Conversions of 2023 Notes	0.4	—	4.2	—	—	13.2	17.4
Benefit of note hedge upon conversions of 2023 Notes	(0.3)	—	33.5	—	—	(33.5)	—
Share-based compensation expense	—	—	61.7	—	—	—	61.7
Net income	—	—	—	—	148.2	—	148.2
Other comprehensive loss, net of tax	—	—	—	(23.5)	—	—	(23.5)
Balance at June 30, 2022	392.6	$0.4	$2,028.9	$(23.0)	$286.9	$(37.3)	$2,255.9
See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2023	2022
Operating activities
Net income	$164.5	$148.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	85.3	80.4
Share-based compensation	74.9	61.7
Non-cash interest expense	3.6	3.2
Realized (gain) loss on equity investment	—	(0.2)
Deferred income taxes	(51.5)	(19.8)
Other non-cash income and expenses	(29.4)	16.0
Changes in operating assets and liabilities:
Accounts receivable, net	(37.1)	(47.1)
Inventory	(115.0)	16.7
Prepaid and other assets	(3.4)	(82.5)
Operating lease right-of-use assets and liabilities, net	(2.1)	(3.4)
Accounts payable and accrued liabilities	277.0	96.0
Accrued payroll and related expenses	(25.5)	(31.1)
Deferred revenue and other liabilities	4.4	5.7
Net cash provided by operating activities	345.7	243.8
Investing activities
Purchases of marketable securities	(2,149.9)	(1,143.7)
Proceeds from sale and maturity of marketable securities	1,557.0	785.6
Purchases of property and equipment	(133.7)	(193.1)
Acquisitions, net of cash acquired	—	(3.2)
Other investing activities	(16.0)	(2.3)
Net cash used in investing activities	(742.6)	(556.7)
Financing activities
Net proceeds from issuance of common stock	12.3	10.1
Purchases of treasury stock	(188.7)	—
Proceeds from issuance of senior convertible notes, net of issuance costs	1,230.6	—
Purchases of capped call transactions	(101.3)	—
Other financing activities	(2.2)	(9.1)
Net cash provided by financing activities	950.7	1.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.1)	(5.3)
Increase (decrease) in cash, cash equivalents and restricted cash	552.7	(317.2)
Cash, cash equivalents and restricted cash, beginning of period	643.3	1,053.6
Cash, cash equivalents and restricted cash, end of period	$1,196.0	$736.4

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,194.9	$735.4
Restricted cash	1.1	1.0
Total cash, cash equivalents and restricted cash	$1,196.0	$736.4

Supplemental disclosure of non-cash investing and financing transactions:
Shares issued for conversions of 2023 Notes	$—	$35.9
Shares received under note hedge upon conversion of 2023 Notes	$—	$(33.5)
Acquisition of property and equipment included in accounts payable and accrued liabilities	$53.4	$59.8
Right-of-use assets obtained in exchange for operating lease liabilities	$4.1	$(0.8)
Right-of-use assets obtained in exchange for finance lease liabilities	$1.5	$15.7
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
Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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

Significant Accounting Policies
There were no material changes to our significant accounting policies as described in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 during the six months ended June 30, 2023.

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
Accounts receivable as of June 30, 2023 included unbilled accounts receivable of $9.2 million. We expect to invoice and collect all unbilled accounts receivable within twelve months.
We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation.
Our performance obligations are generally satisfied within twelve months of the initial contract date. The deferred revenue balances related to performance obligations that will be satisfied after twelve months was $21.4 million as of June 30, 2023 and $19.0 million as of December 31, 2022. These balances are included in other long-term liabilities in our consolidated balance sheets. Revenue recognized in the period from performance obligations satisfied in previous periods was not material for the periods presented.

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

The following table sets forth the computation of basic and diluted net income per share for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
Net income	$115.9	$50.9	$164.5	$148.2
Add back interest expense, net of tax attributable to assumed conversion of senior convertible notes	3.8	1.6	5.5	5.5
Net income - diluted	$119.7	$52.5	$170.0	$153.7

Net income per common share
Basic	$0.30	$0.13	$0.43	$0.38
Diluted	$0.28	$0.12	$0.40	$0.36

Basic weighted average shares outstanding	386.7	392.5	386.7	390.7
Dilutive potential common stock outstanding:
Restricted stock units and performance stock units	0.9	0.5	1.1	1.0
Warrants	12.2	9.5	11.9	10.5
Senior convertible notes	31.7	18.9	26.9	26.9
Diluted weighted average shares outstanding	431.5	421.4	426.6	429.1
Outstanding anti-dilutive securities not included in the diluted net income per share attributable to common stockholders calculations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Restricted stock units and performance stock units	—	0.2	—	0.2
Senior convertible notes	—	8.0	7.7	—
Total	—	8.2	7.7	0.2

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
The following table summarizes financial assets that we measured at fair value on a recurring basis as of June 30, 2023, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$911.4	$40.7	$—	$952.1

Debt securities, available-for-sale:
U.S. government agencies (1)	—	1,640.5	—	1,640.5
Commercial paper	—	419.7	—	419.7
Corporate debt	—	381.1	—	381.1
Total debt securities, available-for-sale	—	2,441.3	—	2,441.3

Other assets (2)	14.4	—	—	14.4

Total assets measured at fair value on a recurring basis	$925.8	$2,482.0	$—	$3,407.8

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
There were no transfers into or out of Level 3 securities during the three and six months ended June 30, 2023 and June 30, 2022.
Fair Value of Senior Convertible Notes
The fair value, based on trading prices (Level 1 inputs), of our senior convertible notes were as follows as of the dates indicated:

	Fair Value Measurements Using Level 1
(In millions)	June 30, 2023	December 31, 2022
Senior Convertible Notes due 2023	$2,418.9	$2,136.2
Senior Convertible Notes due 2025	1,290.7	1,314.9
Senior Convertible Notes due 2028	1,279.1	—
Total fair value of outstanding senior convertible notes	$4,988.7	$3,451.1
For more information on the carrying values of our senior convertible notes, see Senior Convertible Notes in Note 5 “Debt” to the consolidated financial statements.
Foreign Currency and Derivative Financial Instruments
We enter into foreign currency forward contracts to hedge monetary assets and liabilities denominated in foreign currencies. Our foreign currency forward contracts are not designated as hedging instruments. Therefore, changes in the fair values of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related foreign currency assets and liabilities. The duration of these contracts is generally one month. The derivative gains and losses are included in interest and other income, net in our consolidated statements of operations.
As of June 30, 2023 and December 31, 2022, the notional amounts of outstanding foreign currency forward contracts were $61.0 million and $62.0 million, respectively. The resulting impact on our consolidated financial statements from currency hedging activities was not significant for the three and six months ended June 30, 2023 and June 30, 2022.
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
We hold certain other investments that we do not measure at fair value on a recurring basis. The carrying values of these investments are $35.0 million as of June 30, 2023 and $19.0 million as of December 31, 2022. We include them in other assets in our consolidated balance sheets. It is impracticable for us to estimate the fair value of these investments on a recurring basis due to the fact that these entities are privately held and limited information is available. We monitor the information that becomes available from time to time and adjust the carrying values of these investments if there are identified events or changes in circumstances that have a significant effect on the fair values.
There were no significant impairment losses during the three and six months ended June 30, 2023 and June 30, 2022.

4. Balance Sheet Details

Short-Term Marketable Securities
Short-term marketable securities, consisting of available-for-sale debt securities, were as follows as of the dates indicated:

	June 30, 2023
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies (1)	$1,643.1	$0.5	$(3.1)	$1,640.5
Commercial paper	419.9	—	(0.2)	419.7
Corporate debt	381.9	0.1	(0.9)	381.1
Total debt securities, available-for-sale	$2,444.9	$0.6	$(4.2)	$2,441.3

	December 31, 2022
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies (1)	$1,535.1	$0.2	$(4.6)	$1,530.7
Commercial paper	119.6	—	(0.2)	119.4
Corporate debt	164.3	—	(0.5)	163.8
Total debt securities, available-for-sale	$1,819.0	$0.2	$(5.3)	$1,813.9
(1) Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.
As of June 30, 2023, the estimated market value of our short-term debt securities with contractual maturities up to 12 months was $2.44 billion. As of December 31, 2022, the estimated market value of our short-term debt securities with contractual maturities up to 12 months was $1.81 billion. Gross realized gains and losses on sales of our short-term debt securities for the three and six months ended June 30, 2023 and June 30, 2022 were not significant.
We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities at June 30, 2023 were primarily due to increases in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Inventory

(In millions)	June 30, 2023	December 31, 2022
Raw materials	$240.4	$159.0
Work-in-process	36.4	17.2
Finished goods	144.3	130.5
Total inventory	$421.1	$306.7

Prepaid and Other Current Assets

(In millions)	June 30, 2023	December 31, 2022
Prepaid expenses	$55.0	$48.9
Prepaid inventory	62.7	67.8
Deferred compensation plan assets	14.4	10.2
Income tax receivables	5.0	38.9
Other current assets	57.9	26.8
Total prepaid and other current assets	$195.0	$192.6

Property and Equipment

(In millions)	June 30, 2023	December 31, 2022
Land and land improvements	$29.0	$26.9
Building	139.5	54.3
Furniture and fixtures	34.8	32.6
Computer software and hardware	58.7	48.8
Machinery and equipment	549.6	449.2
Leasehold improvements	273.4	264.4
Construction in progress	420.9	542.6
Total cost	1,505.9	1,418.8
Less accumulated depreciation and amortization	(428.3)	(363.2)
Total property and equipment, net	$1,077.6	$1,055.6

Other Assets

(In millions)	June 30, 2023	December 31, 2022
Long-term investments	$35.0	$19.0
Long-term deposits	19.1	16.2
Other assets	12.8	11.9
Total other assets	$66.9	$47.1

Accounts Payable and Accrued Liabilities

(In millions)	June 30, 2023	December 31, 2022
Accounts payable trade	$269.1	$237.9
Accrued tax, audit, and legal fees	60.4	44.8
Accrued rebates	763.6	556.4
Accrued warranty	11.2	12.8
Deferred compensation plan liabilities	14.4	10.2
Other accrued liabilities	37.8	39.7
Total accounts payable and accrued liabilities	$1,156.5	$901.8

Accrued Payroll and Related Expenses

(In millions)	June 30, 2023	December 31, 2022
Accrued wages, bonus and taxes	$76.9	$96.8
Other accrued employee benefits	31.7	37.5
Total accrued payroll and related expenses	$108.6	$134.3

Other Long-Term Liabilities

(In millions)	June 30, 2023	December 31, 2022
Finance lease obligations	$58.5	$59.6
Deferred revenue, long-term	21.4	19.0
Deferred tax liabilities	4.8	4.9
Other tax liabilities	35.9	32.7
Other liabilities	12.5	12.1
Total other long-term liabilities	$133.1	$128.3

5. Debt

Senior Convertible Notes
The carrying amounts of our senior convertible notes were as follows as of the dates indicated:

(In millions)	June 30, 2023	December 31, 2022
Principal amount:
Senior Convertible Notes due 2023	$774.8	$774.8
Senior Convertible Notes due 2025	1,207.5	1,207.5
Senior Convertible Notes due 2028	1,250.0	—
Total principal amount	3,232.3	1,982.3
Unamortized debt issuance costs	(27.9)	(12.0)
Carrying amount of senior convertible notes	$3,204.4	$1,970.3
For our senior convertible notes for which the if-converted value exceeded the principal amount, the amount in excess of principal was as follows as of the dates indicated:

(In millions)	June 30, 2023	December 31, 2022
Senior Convertible Notes due 2023	$1,649.5	$1,361.5
Senior Convertible Notes due 2025	84.6	33.6
Senior Convertible Notes due 2028	56.7	—
Total by which the notes’ if-converted value exceeds their principal amount	$1,790.8	$1,395.1

The following table summarizes the components of interest expense and the effective interest rates for each of our senior convertible notes for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Cash interest expense:
Contractual coupon interest (1)	$3.0	$2.2	$5.2	$4.4
Non-cash interest expense:
Amortization of debt issuance costs	2.0	1.4	3.5	2.9
Total interest expense recognized on senior notes	$5.0	$3.6	$8.7	$7.3

Effective interest rate:
Senior Convertible Notes due 2023	1.1%	1.1%	1.1%	1.1%
Senior Convertible Notes due 2025	0.5%	0.5%	0.5%	0.5%
Senior Convertible Notes due 2028	0.7%	*	0.7%	*

(1) Interest on the 2023 Notes began accruing upon issuance and is payable semi-annually on June 1 and December 1 of each year. Interest on the 2025 Notes began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year. Interest on the 2028 Notes began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year.

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
During the second quarter of 2023, holders of $532.2 million in aggregate principal amount of the 2023 Notes exercised their conversion option. We elected to settle these conversions through a combination of cash for the principal amount and common stock for any amount due in excess of the principal amount. The conversions will settle in the third quarter of 2023.
From July 1, 2023 through July 26, 2023, holders of $7.8 million in aggregate principal amount of the 2023 Notes exercised their conversion option.
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
Circumstance (1) listed above occurred during the quarters ended December 31, 2022 and March 31, 2023. As a result, the 2023 Notes were convertible at the option of the holder from January 1, 2023 through June 30, 2023. Circumstance (1) listed above also occurred during the quarter ended June 30, 2023 and as a result, the 2023 Notes will remain convertible at the option of the holder from July 1, 2023 through September 30, 2023. See above for a description of conversion activity related to the 2023 Notes.
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
0.375% Senior Convertible Notes due 2028
In May 2023, we completed an offering of $1.25 billion aggregate principal amount of unsecured senior convertible notes with a stated interest rate of 0.375% and a maturity date of May 15, 2028 (the “2028 Notes”). The net proceeds from the offering, after deducting initial purchasers’ discounts and estimated costs directly related to the offering, were approximately $1.23 billion. The initial conversion rate of the 2028 Notes is 6.1571 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $162.41 per share, subject to adjustments. The 2028 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. We use the if-converted method for assumed conversion of the 2028 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share.
No principal payments are due on the 2028 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the indenture relating to the 2028 Notes includes customary terms and covenants, including certain events of default after which the 2028 Notes may be due and payable immediately.
Conversion Rights at the Option of the Holders
In the event of a fundamental change (as defined in the indenture related to the 2028 Notes), holders of the 2028 Notes have the right to require us to repurchase for cash all or a portion of their notes at a price equal to 100% of the principal amount of the 2028 Notes, plus any accrued and unpaid interest. Holders of the 2028 Notes who convert their notes in connection with a make-whole fundamental change (as defined in the indenture) or following the delivery by Dexcom of a notice of redemption are, under certain circumstances, entitled to an increase in the conversion rate.
Prior to 5:00 p.m., New York City time, on the business day immediately preceding February 15, 2028, holders of the 2028 Notes may convert all or a portion of their notes, in multiples of $1,000 principal amount, only under the following circumstances:
(1)during any calendar quarter commencing after September 30, 2023 (and only during such calendar quarter), if the last reported sale price of Dexcom’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the Notes on each such trading day;
(2)during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each day of that five day consecutive trading day period was less than 98% of the product of the last reported sale price of Dexcom’s common stock and the applicable conversion rate of the Notes on such trading day;
(3)if we call any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
(4)upon the occurrence of specified corporate transactions.
On or after February 15, 2028, until 5:00 p.m., New York City time, on the second scheduled trading day immediately preceding the maturity date, holders of the 2028 Notes may convert all or a portion of their notes regardless of the foregoing circumstances.
Conversion Rights at Our Option
Dexcom may not redeem the 2028 Notes prior to May 20, 2026. On or after May 20, 2026 and prior to February 15, 2028, Dexcom may redeem for cash all or part of the 2028 Notes, at its option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which Dexcom provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the 2028 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.
2028 Capped Call Transactions
In May 2023, in connection with the offering of the 2028 Notes, we entered into privately negotiated capped call transactions (the “2028 Capped Calls”) with certain financial institutions. The 2028 Capped Calls will cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2028 Notes, the number of shares of our common stock that will initially underlie the 2028 Notes. The 2028 Capped Calls are expected generally to reduce potential dilution to our common stock upon conversion of the 2028 Notes and/or offset any cash payments that we are required to make in excess of the principal amount of converted 2028 Notes, as the case may be, with such reduction and/or offset subject to a cap. The 2028 Capped Calls have an initial cap price of $212.62 per share, subject to adjustments, which represents a premium of 80% over the closing price of our common stock of $118.12 per share on the Nasdaq Global Select Market on May 2, 2023. The cost to purchase the 2028 Capped Calls of

$101.3 million was recorded as a reduction to additional paid-in capital in our consolidated balance sheets as the 2028 Capped Calls met the criteria for classification in stockholders’ equity.

Revolving Credit Agreement
Terms of the Revolving Credit Agreement
In June 2023, we entered into the First Amendment to the Second Amended and Restated Credit Agreement (the "Amended Credit Agreement"), which we had previously entered into in October 2021. The Amended Credit Agreement is a five-year revolving credit facility, that provides for an available principal amount of $200.0 million which can be increased up to $500.0 million at our option subject to customary conditions and approval of our lenders (the “Credit Facility”). The Amended Credit Agreement will mature on October 13, 2026. Borrowings under the Amended Credit Agreement are available for general corporate purposes, including working capital and capital expenditures.
Information related to availability and outstanding borrowings on our Amended Credit Agreement is as follows as of the date indicated:

(In millions)	June 30, 2023
Available principal amount	$200.0
Letters of credit sub-facility	25.0
Outstanding borrowings	—
Outstanding letters of credit	7.3
Total available balance	$192.7
Revolving loans under the Amended Credit Agreement bear interest at our choice of one of three base rates plus a range of applicable rates that are based on our leverage ratio. The first base rate is the Alternate Base Rate (“ABR”) and loans comprising each ABR borrowing shall bear interest at the ABR plus the applicable rate between 0.375% to 1.000%. The ABR is the highest of (a) the prime rate last quoted by The Wall Street Journal, (b) the Federal Reserve Bank of New York rate plus one half of 1%, and (c) the Adjusted Term Secured Overnight Financing Rate (“Term SOFR”) for a one month interest period plus 1%. The second base rate is the Term Benchmark rate and loans comprising each Term Benchmark borrowing shall bear interest at the Adjusted Term SOFR, the Adjusted Euro Interbank Offered Rate, the Adjusted Stockholm Interbank Offered Rate, the Adjusted Canadian Dollar Offered Rate, Adjusted Australian Dollar Rate, the Adjusted Bank Bill Benchmark Rate or the Adjusted Tokyo Interbank Offered Rate, as applicable based on the currency denomination borrowed, plus the applicable rate between 1.375% to 2.000%. The third base rate is the Adjusted Daily Simple RepoFunds Rate (“RFR”) and loans comprising each Daily Simple RFR Loan shall bear interest at a rate per annum equal to the applicable Daily Simple RFR for Sterling or Dollars (as applicable) plus the applicable rate between 0.0326% to 0.100% depending on the loan denomination. We will also pay a commitment fee of between 0.175% and 0.250%, payable quarterly in arrears, on the average daily unused amount of the revolving facility based on our leverage ratio.
Our obligations under the Amended Credit Agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of Dexcom and the guarantors, including all or a portion of the equity interests of our domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge). The Amended Credit Agreement contains covenants that limit certain indebtedness, liens, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents, and sale and leaseback transactions of Dexcom or any of its domestic subsidiaries. The Amended Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of June 30, 2023.
As of June 30, 2023, we also have a guarantee facility related to our international operations which is collateralized by a $5.5 million term deposit that is included in non-current “Other assets” on our consolidated balance sheets.

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
For the six months ended June 30, 2023, we and certain Abbott Diabetes Care, Inc. (“Abbott”) entities have previously served complaints for patent infringement, validity and other patent related actions against each other in multiple jurisdictions, inside and outside the United States. In June and July 2021, we initiated patent infringement litigation against Abbott in the United States and in Germany over certain of Abbott's continuous glucose monitoring products. In both the United States and Germany, we seek injunctive relief and monetary damages. In July 2021, Abbott initiated patent infringement litigation against Dexcom in the United States, United Kingdom, and in Germany over certain of Dexcom's continuous glucose monitoring products. Abbott seeks injunctive relief and monetary damages. In response to the suits in the United Kingdom, Dexcom brought infringement counterclaims there. One trial on liability has already been conducted in the United Kingdom, and the parties are awaiting a ruling.
In December 2021, Abbott filed a breach of contract suit against Dexcom in the United States alleging that Dexcom breached the parties' 2014 Settlement and License Agreement. Dexcom’s patent infringement claims in the United States are stayed pending resolution of Abbott’s breach of contract claims. A jury trial on Abbott’s breach of contract claims commenced on July 10, 2023. On July 14, 2023, the jury awarded a verdict finding Abbott was not licensed to several claims of certain Dexcom patents and that Abbott was licensed to a few claims. We will continue to enforce the remaining claims in the patents asserted in Delaware and elsewhere.
Abbott’s U.S. patent infringement action against Dexcom is currently scheduled for trial on November 5, 2023. In February and March of 2023, Abbott initiated additional patent infringement litigation against Dexcom in both the United States and in Germany. Abbott seeks injunctive relief and monetary damages. Due to uncertainty surrounding patent litigation processes in the U.S. and Europe, we are unable to reasonably estimate the ultimate outcome of any of the litigation matters at this time. We intend to protect our intellectual property and defend against Abbott’s claims vigorously in all of these actions.
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

7. Income Taxes
We estimate our annual effective tax rate to be 28.5% for the full year 2023, which differs from the U.S. federal statutory rate due to state and foreign income taxes, nondeductible executive compensation, and increases to unrecognized tax benefits, partially offset by federal tax credits generated. Our actual effective tax rate of 26.5% for the six months ended June 30, 2023 was primarily due to income tax expense from normal, recurring operations, partially offset by discrete excess tax benefits recognized for share-based compensation for employees, net of disallowed executive compensation.

8. Stockholders’ Equity
Share-Based Compensation
Our share-based compensation expense is associated with RSUs, PSUs, and our Employee Stock Purchase Plan, or ESPP. The following table summarizes our share-based compensation expense included in our consolidated statements of operations for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Cost of sales	$3.9	$2.8	$7.2	$5.1
Research and development	11.8	10.9	22.9	21.2
Selling, general and administrative	24.0	18.9	44.8	35.4
Total share-based compensation expense	$39.7	$32.6	$74.9	$61.7
At June 30, 2023, unrecognized estimated compensation costs related to RSUs, PSUs and ESPP totaled $272.5 million and are expected to be recognized through 2027.
Equity Award Activity
The total vest date fair value of RSUs and PSUs that vested during the six months ended June 30, 2023 was $127.3 million and $9.9 million, respectively.
Share Repurchase Program and Treasury Shares
On July 26, 2022, a duly authorized committee of our Board of Directors authorized and approved a share repurchase program of up to $700.0 million of our outstanding common stock, with a repurchase period ending no later than June 30, 2023 (the “Share Repurchase Program”). Shares of common stock repurchased under the Share Repurchase Program become treasury shares. Repurchases of our common stock under the Share Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions or by other methods, at our discretion, and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act, and other applicable federal and state laws and regulations. We repurchased approximately $557.7 million of our outstanding common stock throughout the duration of the Share Repurchase Program. The Share Repurchase Program and the remaining authorization of approximately $142.3 million expired on June 30, 2023. There were no share repurchases under the Share Repurchase Program in 2023.
In May 2023, we used a portion of the proceeds of the 2028 Notes to repurchase 1.6 million shares of our common stock for $188.7 million for an average per share price of $118.12, via privately negotiated transactions, independent of the Share Repurchase Program.
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

Revenue by geographic region
During the three and six months ended June 30, 2023 and June 30, 2022, no individual country outside the United States generated revenue that represented more than 10% of our total revenue. The following table sets forth revenue by our two primary geographical markets, the United States and International, based on the geographic location to which we deliver the components, for the periods shown:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
(In millions)	Amount	% of Total	Amount	% of Total
United States	$616.6	71%	$511.0	73%
International	254.7	29%	185.2	27%
Total revenue	$871.3	100%	$696.2	100%

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
(In millions)	Amount	% of Total	Amount	% of Total
United States	$1,142.6	71%	$962.2	73%
International	470.2	29%	362.8	27%
Total revenue	$1,612.8	100%	$1,325.0	100%
Revenue by customer sales channel
We sell our CGM systems through a direct sales organization and through distribution arrangements that allow distributors to sell our products. The following table sets forth revenue by major sales channel for the periods shown:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
(In millions)	Amount	% of Total	Amount	% of Total
Distributor	$738.8	85%	$585.1	84%
Direct	132.5	15%	111.1	16%
Total revenue	$871.3	100%	$696.2	100%

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
(In millions)	Amount	% of Total	Amount	% of Total
Distributor	$1,357.7	84%	$1,112.2	84%
Direct	255.1	16%	212.8	16%
Total revenue	$1,612.8	100%	$1,325.0	100%

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
We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting estimates during the six months ended June 30, 2023.

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue, gross profit, operating income, net income, and operating cash flow.
Key Highlights for the Three Months Ended June 30, 2023 include the following:

Revenue	Gross Profit	Operating Income	Net Income	Operating Cash Flow
$871.3 million	$546.4 million	$128.1 million	$115.9 million	$190.3 million
up 25% from the same period 2022	up 22% from the same period 2022	up 66% from the same period 2022	up 128% from the same period 2022	up 10% from the same period 2022
We ended the second quarter of 2023 with cash, cash equivalents and short-term marketable securities totaling $3.64 billion.

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
•Our ability to scale efficiently with our Malaysia manufacturing facility.

Results of Operations

QTD Revenue and Gross Margin %
$696.2 M
64.6%
$871.3 M
62.7%
QTD 2022
QTD 2023
Revenue
Gross Profit Margin %

Financial Overview

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
	Three Months Ended June 30,				2023 - 2022
(In millions, except per share amounts)	2023	% of Revenue (1)	2022	% of Revenue (1)	$ Change	% Change
Revenue	$871.3	100%	$696.2	100%	$175.1	25%
Cost of sales	324.9	37%	246.7	35%	78.2	32%
Gross profit	546.4	62.7%	449.5	64.6%	96.9	22%
Operating expenses:
Research and development	119.3	14%	121.7	17%	(2.4)	(2)%
Amortization of intangible assets	1.7	—%	1.9	—%	(0.2)	(11)%
Selling, general and administrative	297.3	34%	248.9	36%	48.4	19%
Total operating expenses	418.3	48%	372.5	54%	45.8	12%
Operating income	128.1	15%	77.0	11%	51.1	66%
Interest expense	(5.9)	(1)%	(4.7)	(1)%	(1.2)	26%
Interest and other income, net	37.1	4%	3.0	—%	34.1	**
Income before income taxes	159.3	18%	75.3	11%	84.0	**
Income tax expense (benefit)	43.4	5%	24.4	4%	19.0	78%
Net income	$115.9	13%	$50.9	7%	$65.0	128%

Basic net income per share	$0.30	**	$0.13	**	$0.17	**
Diluted net income per share	$0.28	**	$0.12	**	$0.16	**

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
Interest and other income, net
Interest and other income, net consists primarily of interest income on our cash, cash equivalents and short-term marketable securities portfolio and foreign currency transaction gains and losses due to the effects of foreign currency fluctuations.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Revenue
The revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base, partially offset by mix shift and price associated with the evolution of our channel and product strategy.

Disposable sensor and other revenue comprised approximately 89% of total revenue and Reusable Hardware revenue comprised approximately 11% of total revenue for the three months ended June 30, 2023. Disposable sensor and other revenue comprised approximately 86% of total revenue and Reusable Hardware revenue comprised approximately 14% of total revenue for the three months ended June 30, 2022.

Cost of sales & Gross profit
Cost of sales and gross profit increased primarily due to an increase in sales volume.

The decrease in gross profit margin percentage in the second quarter of 2023 compared to the second quarter of 2022 was primarily driven by price, product, and channel mix changes, amortization of an intangible asset, and impact of foreign currencies on revenue.

Research and development expense
Research and development expense decreased primarily due to $7.8 million of lower third party and consulting fees, most notably related to software development for new products and significant enhancements and $4.0 million in lower costs related to set-up and validation costs for new CGM equipment, partially offset by $6.5 million in compensation-related costs primarily due to higher headcount.

We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.

Selling, general and administrative expense
Selling, general and administrative expense increased primarily due to $22.4 million in compensation-related costs most notably due to higher headcount, $13.5 million in legal expense primarily related to a patent infringement lawsuit, and $10.3 million in advertising and marketing costs as a result of an increase in worldwide marketing campaigns.

Interest and other income, net
Interest and other income, net, increased primarily due to $33.7 million in interest income on our cash, cash equivalents, and marketable securities portfolio. The increase in interest income was related to a significant increase in market interest rates, as well as an increase in the average invested balances compared to the same period in 2022.

Income tax expense (benefit)
Our estimated annual effective tax rate from normal, recurring operations decreased from 30.9% to 28.5% during the three months ended June 30, 2023 primarily due to impacts of foreign operations. There were no significant discrete items recognized during the three months ended June 30, 2023.

The income tax expense recorded for the three months ended June 30, 2022 was primarily attributable to income tax expense from normal, recurring operations.

YTD Revenue and Gross Margin %
$1,325.0 M
64.0%
$1,612.8 M
62.6%
YTD 2022
YTD 2023
Revenue
Gross Profit Margin %

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
	Six Months Ended June 30,				2023 - 2022
(In millions, except per share amounts)	2023	% of Revenue (1)	2022	% of Revenue (1)	$ Change	% Change
Revenue	$1,612.8	100%	$1,325.0	100%	$287.8	22%
Cost of sales	603.8	37%	477.4	36%	126.4	26%
Gross profit	1,009.0	62.6%	847.6	64.0%	161.4	19%
Operating expenses:
Research and development	238.3	15%	257.6	19%	(19.3)	(7)%
Amortization of intangible assets	3.5	—%	3.9	—%	(0.4)	(10)%
Selling, general and administrative	591.9	37%	467.8	35%	124.1	27%
Total operating expenses	833.7	52%	729.3	55%	104.4	14%
Operating income	175.3	11%	118.3	9%	57.0	48%
Interest expense	(10.5)	(1)%	(9.3)	(1)%	(1.2)	13%
Income from equity investments	—	—%	0.2	—%	(0.2)	(100)%
Interest and other income, net	59.0	4%	2.2	—%	56.8	**
Income before income taxes	223.8	14%	111.4	8%	112.4	**
Income tax expense (benefit)	59.3	4%	(36.8)	(3)%	96.1	**
Net income	$164.5	10%	$148.2	11%	$16.3	11%

Basic net income per share	$0.43	**	$0.38	**	$0.05	13%
Diluted net income per share	$0.40	**	$0.36	**	$0.04	11%

(1) The sum of the individual percentages may not equal the total due to rounding.
** Not meaningful

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenue
The revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base, partially offset by mix shift and price associated with the evolution of our channel and product strategy.

Disposable sensor and other revenue comprised approximately 89% of total revenue and Reusable Hardware revenue comprised approximately 11% of total revenue for the six months ended June 30, 2023. Disposable sensor and other revenue comprised approximately 86% of total revenue and Reusable Hardware revenue comprised approximately 14% of total revenue for the six months ended June 30, 2022.

Cost of sales & Gross profit
Cost of sales and gross profit increased primarily due to an increase in sales volume.

The decrease in gross profit margin percentage in 2023 compared to 2022 was primarily driven by price, product, and channel mix changes, amortization of an intangible asset, and impact of foreign currencies on revenue.

Research and development expense
Research and development expense decreased primarily due to $16.0 million of lower third party and consulting fees most notably related to software development for new products and significant enhancements and $12.5 million in lower costs related to set-up and validation costs for new CGM equipment, partially offset by $13.2 million in compensation-related costs primarily due to higher headcount.

We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.

Selling, general and administrative expense
Selling, general and administrative expense increased primarily due to $41.7 million in compensation-related costs most notably due to higher headcount, $30.4 million in legal expense primarily related to a patent infringement lawsuit, and $32.0 million in advertising and marketing costs due to an increase in worldwide marketing campaigns.

Interest and other income, net
Interest and other income, net, increased primarily due to $55.0 million in interest income on our cash, cash equivalents, and marketable securities portfolio. The increase in interest income was related to a significant increase in market interest rates, as well as an increase in the average invested balances compared to the same period in 2022.

Income tax expense (benefit)
The income tax expense recorded for the six months ended June 30, 2023 is primarily attributable to income tax expense from normal, recurring operations, partially offset by excess tax benefits recognized for share-based compensation for employees (net of disallowed executive compensation), and generation of research and development tax credits.

The income tax benefit recorded for the six months ended June 30, 2022 is primarily attributable to income tax expense from normal, recurring operations, offset by excess tax benefits recognized for share-based compensation for employees (net of disallowed executive compensation) and the Verily milestone payment, and generation of research and development tax credits.

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
A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in U.S. dollars. We will be exposed to additional foreign currency exchange risk related to our international operations as we expand our manufacturing internationally and as our business continues to increase in international markets. See “Foreign Currency Exchange Risk” in Part II, Item 7A of our Annual Report for more information.

Main Sources of Liquidity
Cash, cash equivalents and short-term marketable securities
Our cash, cash equivalents and short-term marketable securities totaled $3.64 billion as of June 30, 2023. None of those funds were restricted and $3.47 billion (approximately 95%) of those funds were located in the United States.
Cash flow from Operations
For the six months ended June 30, 2023, we had positive cash flows of $345.7 million from operating activities. We anticipate that we will continue to generate positive cash flows from operations for the foreseeable future.
Senior Convertible Notes
We received net proceeds of $836.6 million in November 2018 from the 2023 Notes offering, net proceeds of $1.19 billion in May 2020 from the 2025 Notes offering, and net proceeds of $1.23 billion from the 2028 Notes offering. We used $100.0 million of the net proceeds from the offering of the 2023 Notes to repurchase a portion of our common stock in 2018. We used $282.6 million of the net proceeds from the offering of the 2025 Notes to repurchase a portion of our senior convertible notes due in 2022. We used $289.9 million of the net proceeds from the offering of the 2028 Notes to purchase capped call transactions and repurchase shares of our common stock in May 2023. We intend to use the remainder of the net proceeds from the 2023 Notes, 2025 Notes, and 2028 Notes offerings for general corporate purposes and capital expenditures, including working capital needs. We may also use the net proceeds to expand our current business through in-licensing or acquisitions of, or investments in, other businesses, products or technologies; however, we do not have any significant commitments with respect to any such acquisitions or investments at this time.
In connection with the 2023 Notes and 2028 Notes offerings, we purchased the 2023 Note Hedge and 2028 Capped Calls, respectively. See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for conversion activity related to the 2023 Notes and shares received as the result of exercising a portion of the 2023 Note Hedge as well as for more information about our senior convertible notes, the 2023 Note Hedge, the 2023 Warrants, and the 2028 Capped Calls.
Revolving Credit Agreement
As of June 30, 2023, we had no outstanding borrowings, $7.3 million in outstanding letters of credit, and a total available balance of $192.7 million under the Amended Credit Agreement. We monitor counterparty risk associated with the institutional lenders that are providing the Credit Facility. We currently believe that the Credit Facility will be available to us should we choose to borrow under it. Revolving loans will be available for general corporate purposes, including working capital and capital expenditures. See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for more details on the Revolving Credit Agreement.
Short-term Liquidity Requirements
Our short-term liquidity requirements primarily consist of regular operating costs, interest payments related to our senior convertible notes, capital expenditures for the development of our manufacturing facilities and office spaces, and short-term material cash requirements as described below. As of June 30, 2023, we had a working capital ratio of 2.42 and a quick ratio of 2.12, which indicates that our current assets are more than enough to cover our short-term liabilities. We expect to have significant capital expenditures for the next year to drive our strategic initiative of building out our manufacturing facilities and/or equipment in Malaysia and Ireland and the capacity scale-up in Mesa, Arizona.
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
We may use cash for strategic initiatives that strengthen our foundation for long-term growth. On July 26, 2022, a duly authorized committee of our Board of Directors authorized a share repurchase program of up to $700.0 million of our outstanding common stock, with a repurchase period ending no later than June 30, 2023. The Share Repurchase Program and the remaining authorization of approximately $142.3 million expired on June 30, 2023. See Note 8 “Stockholders’ Equity” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for more details.
As of June 30, 2023, we have outstanding senior convertible notes that will mature in December 2023.

During the second quarter of 2023, holders of $532.2 million in aggregate principal amount of the 2023 Notes exercised their conversion option. We elected to settle these conversions through a combination of cash for the principal amount and common stock for any amount due in excess of the principal amount. The conversions will settle in the third quarter of 2023.
From July 1, 2023 through July 26, 2023, holders of $7.8 million in aggregate principal amount of the 2023 Notes exercised their conversion option. We may elect to settle the remaining principal amount outstanding of the 2023 Notes with cash and/or shares of our common stock prior to maturity once certain conditions are met.
Long-term Liquidity Requirements
Our long-term liquidity requirements primarily consist of interest and principal payments related to our senior convertible notes, capital expenditures for the development of our manufacturing facilities and office spaces, and long-term material cash requirements as described below. As of June 30, 2023, we had a debt-to-assets ratio of 0.47, which indicates that our total assets are more than enough to cover our short-term and long-term debts. As demand grows for our products, we will continue to expand global operations to meet demand through investments in manufacturing and operations. We expect to meet our long-term liquidity requirements from our main sources of liquidity as described above to support our future operations, capital expenditures, acquisitions, and other liquidity requirements associated with our operations beyond the next 12 months.
As of June 30, 2023, we have outstanding senior convertible notes that will mature in November 2025 and May 2028. However, the outstanding principal of our senior convertible notes could be converted into cash and/or shares of our common stock prior to maturity once certain conditions are met. See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for information on conversion rights prior to maturity.
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
We issued senior convertible notes in November 2018, May 2020, and May 2023. These obligations include both principal and interest for these notes. Although these notes mature in December 2023, November 2025, and May 2028, respectively, they may be converted into cash and/or shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayment of the principal amounts sooner than the scheduled repayment. As of June 30, 2023, we had outstanding letters of credit of $7.3 million for which we cannot forecast with certainty the amount and timing of repayments. See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for further discussion of the terms of our senior convertible notes.
We are party to various leasing arrangements, primarily for office, manufacturing and warehouse space that expire at various times through December 2030, excluding any renewal options. We also have land leases in Penang, Malaysia for the build-out of our international manufacturing facility lease that expire through 2082. We anticipate incurring significant expenditures related to the build-out of the Malaysia manufacturing facility and equipment over the next year and the build-out of the Ireland manufacturing facility and equipment over the next five years. See Note 6 “Leases and Other Commitments” to the consolidated financial statements in Part II, Item 8 of our Annual Report for more information about our leases.
See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information about the terms of the Credit Agreement, our senior convertible notes, the 2023 Note Hedge, the 2023 Warrants, and the 2028 Capped Calls.

Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated. See the consolidated financial statements in Part I, Item 1 of this Quarterly Report for complete consolidated statements of cash flows for these periods.

Cash Flows Summary 2023 YTD vs. 2022 YTD
$1,500.0 M
$1,000.0 M
$500.0 M
$— M
$(500.0) M
$(1,000.0) M
$345.7 M
$(742.6) M
$950.7 M
$243.8 M
$(556.7) M
$1.0 M
YTD 2023
YTD 2022
Operating Cash Flows
Investing Cash Flows
Financing Cash Flows

As of June 30, 2023, we had $3.64 billion in cash, cash equivalents and short-term marketable securities, which is an increase of $1.18 billion compared to $2.46 billion as of December 31, 2022.
The primary cash flows during the six months ended June 30, 2023 and June 30, 2022 are described below. See the consolidated financial statements in Part I, Item 1 of this Quarterly Report for complete consolidated statements of cash flows for these periods.

Six Months Ended
		June 30, 2023		June 30, 2022
Operating Cash Flows	+	$164.5 million of net income, $82.9 million of net non-cash adjustments, and a net increase of $98.3 million in changes of working capital balances	+	$148.2 million of net income and $141.3 million of net non-cash adjustments, partially offset by $45.7 million of net changes in working capital balances
		Net non-cash adjustments were primarily related to share-based compensation and depreciation and amortization.		Net non-cash adjustments were primarily related to share-based compensation and depreciation and amortization.

Investing Cash Flows	-	$592.9 million in net purchases of marketable securities	-	$358.1 million in net purchases of marketable securities
	-	$133.7 million in capital expenditures	-	$193.1 million in capital expenditures
	-	$16.0 million in purchases of equity investments

Financing Cash Flows	+	$1.23 billion in proceeds from issuance of senior convertible notes, net of issuance costs	+	$10.1 million in proceeds from issuance of common stock under our employee stock plans
	+	$12.3 million in proceeds from issuance of common stock under our employee stock plans	-	$7.7 million in payments for financing leases
	-	$188.7 million in purchases of treasury stock
	-	$101.3 million in purchases of capped call transactions

Contractual Obligations
We presented our contractual obligations as of December 31, 2022 in Note 6 “Leases and Other Commitments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There were no significant changes to our lease obligations during the six months ended June 30, 2023. As of June 30, 2023, we had approximately $295.9 million of open purchase orders and contractual obligations in the ordinary course of business, the majority of which are due within one year. See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for conversion activity related to our senior convertible notes.

Recent Accounting Guidance
For a description of recently issued accounting pronouncements and the potential impact on our consolidated financial statements, if any, see Note 1 “Organization and Significant Accounting Policies” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2023. See Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a detailed discussion of our market risks.

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Regulations under the Exchange Act require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act, is accumulated and timely communicated to management, including our Chief Executive Officer and Chief Financial Officer, recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures. Based on their evaluation as of June 30, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date for this purpose.
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
For the six months ended June 30, 2023, we and certain Abbott Diabetes Care, Inc. (“Abbott”) entities have previously served complaints for patent infringement, validity and other patent related actions against each other in multiple jurisdictions, inside and outside the United States. In June and July 2021, we initiated patent infringement litigation against Abbott in the United States and in Germany over certain of Abbott's continuous glucose monitoring products. In both the United States and Germany, we seek injunctive relief and monetary damages. In July 2021, Abbott initiated patent infringement litigation against Dexcom in the United States, United Kingdom, and in Germany over certain of Dexcom's continuous glucose monitoring products. Abbott seeks injunctive relief and monetary damages. In response to the suits in the United Kingdom, Dexcom brought infringement counterclaims there. One trial on liability has already been conducted in the United Kingdom, and the parties are awaiting a ruling.
In December 2021, Abbott filed a breach of contract suit against Dexcom in the United States alleging that Dexcom breached the parties' 2014 Settlement and License Agreement. Dexcom’s patent infringement claims in the United States are stayed pending resolution of Abbott’s breach of contract claims. A jury trial on Abbott’s breach of contract claims commenced on July 10, 2023. On July 14, 2023, the jury awarded a verdict finding Abbott was not licensed to several claims of certain Dexcom patents and that Abbott was licensed to a few claims. We will continue to enforce the remaining claims in the patents asserted in Delaware and elsewhere.
Abbott’s U.S. patent infringement action against Dexcom is currently scheduled for trial on November 5, 2023. In February and March of 2023, Abbott initiated additional patent infringement litigation against Dexcom in both the United States and in Germany. Abbott seeks injunctive relief and monetary damages. Due to uncertainty surrounding patent litigation processes in the U.S. and Europe, we are unable to reasonably estimate the ultimate outcome of any of the litigation matters at this time. We intend to protect our intellectual property and defend against Abbott’s claims vigorously in all of these actions.
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

ITEM 1A - RISK FACTORS
Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. Before making a decision to invest in, hold or sell our common stock, stockholders and potential stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q, as well as the other information we file with the SEC. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the value of our common stock could decline and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business, financial condition or results of operations. Refer to our disclaimer regarding forward-looking statements at the beginning of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Quarterly Report.

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
•Global pandemics or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including our manufacturing, commercial operations and sales.
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
As of June 30, 2023, the eight largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. In addition, we have negotiated contracted rates with all of those third-party payors for the purchase of our current CGM systems by their members. Nevertheless, coverage and reimbursement-related barriers remain. Among other things, people with diabetes without insurance that covers our products bear the entire financial cost of using our products. In addition, in the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors, which may be perceived as more advantageous for consumers. Further, while many third-party payors have adopted some form of coverage policy on CGM devices, in a sizeable percentage of cases, under durable medical equipment benefits, those coverage policies frequently are restrictive and require significant medical documentation and other requirements in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. Moreover, it is not uncommon for governmental, including federal and/or state, agencies and their contractors to conduct periodic routine billing and compliance reviews that may entail extensive documentation requests, cooperation with which may require significant time and resources, and may result in identification of overpayments that may need to be refunded. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them.
CMS has adopted coverage guidelines for CGMs, which could have a favorable impact on us. Previously, Medicare coverage for CGM was only available to Medicare patients who take at least three doses of insulin a day, limiting CGM reimbursement for Medicare beneficiaries with intensive Type 1 and 2 diabetes. The Local Coverage Determination, or LCD, that CMS released in April 2023 extends Medicare CGM coverage to patients who use insulin at least once per day. Further, the LCD also allows coverage for patients not taking insulin if the patient has a history of problematic hypoglycemia.
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
Our distribution agreements with AmerisourceBergen, Byram and affiliates, Cardinal Health and affiliates (including Edgepark Medical Supplies), and McKesson, our most significant wholesalers and distributors, each generated 10% or more of our total revenue during the six months ended June 30, 2023. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our financial results and operating performance.
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
Several companies are developing and/or commercializing products for continuous or periodic monitoring of glucose levels in the interstitial fluid under the skin that compete directly with our products. We have competed with Abbott for several years and their Libre family of CGM products. Medtronic markets and sells one or more standalone glucose monitoring products both internationally and in the United States.
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
We are subject to risks associated with public health issues, including pandemics, which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to risks associated with public health issues, such as the recent COVID-19 pandemic, and other events beyond our control. Public health issues and crises may adversely impact our operations, supply chain and logistics network if the locations where we operate, manufacture or distribute our products; where our raw materials or products are sourced, manufactured or distributed; or where our third-party distributors, suppliers and other service providers operate, are disrupted, temporarily closed or experience worker shortages for a sustained period of time. In addition, public health issues and crises may adversely impact our customers and/or their businesses due to lockdowns, labor shortages, lost access to private health insurance plans or modified spending priorities, all of which could cause a decline in demand for our products. These disruptions could also cause economic slowdowns or increased economic uncertainty.
While we largely navigated disruptions to our business as a result of the COVID-19 pandemic, a future public health issue, pandemic or outbreak of COVID-19 could lead to delays in the manufacturing and supply of products, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, any future public health issue, such as a resurgence in COVID-19 infections, including due to new variants of the virus for which current vaccines may not be effective, could result in the imposition of new governmental restrictions, quarantine requirements or other measures to slow the spread of the virus, which could result in closures or other restrictions that significantly disrupt our operations or those of our third-party distributors, suppliers or other service providers, or otherwise adversely affect our customers or their businesses or operations, or result in economic weakness or slowdowns in one or more of our key geographies, any of which could adversely affect our business, financial condition and results of operations.

Risks Related to our International Operations
We are subject to a variety of risks due to our international operations that could adversely affect our business, our operations or profitability and operating results.
Our operations in countries outside the United States, which accounted for approximately 29% of our revenue for the six months ended June 30, 2023, are accompanied by certain financial and other risks. In addition to our offices with manufacturing and administrative and operations in countries throughout the world, we intend to continue to pursue growth opportunities in sales outside the United States, especially in Asia and Europe. Additionally, we may increase our use of administrative and support functions from locations outside the United States. These business activities could expose us to greater risks associated with our sales and operations.
As we pursue opportunities outside the United States, we may become more exposed to these risks and our ability to scale our operations effectively may be affected. For example, we are building out a manufacturing facility in Malaysia.
Our international expansion efforts, including our new and proposed manufacturing facilities in Malaysia and Ireland, respectively, may not be successful and we may experience difficulties in scaling these functions from locations outside the United States and may not experience the expected cost efficiencies.
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
Our operations and performance depend on worldwide economic and political conditions. These conditions have been adversely impacted by continued global economic uncertainty, political instability and military hostilities in multiple geographies, including the current conflict in Ukraine, concerns over continued sovereign debt, monetary and financial uncertainties in Europe and other foreign countries, and global health pandemics. These include potential reductions in the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries. These conditions have made and may continue to make it difficult for our customers and potential customers to afford our products, and could cause our customers to stop using our products or to use them less frequently. If that were to occur, our revenue may decrease and our performance may be negatively impacted. In addition, the pressure on consumers to absorb more of their own health care costs has resulted in some cases in higher deductibles and limits on durable medical equipment, which may cause seasonality in purchasing patterns. Furthermore, during economic uncertainty, our customers have had job losses and may continue to have issues gaining timely access to sufficient health insurance or credit, which could result in their unwillingness to purchase products or impair their ability to make timely payments to us. In addition, a recession, depression or other sustained adverse market event could materially and adversely affect our access to capital on favorable terms or at all, our business and the value of our common stock.
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
The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996, as amended and implemented, or HIPAA, extensively regulates the use and disclosure of certain personal information (“protected health information”) and requires covered entities, including health plans and most health care providers, to implement administrative, physical and technical safeguards to protect the security of such information. Certain provisions of the security and privacy regulations apply to business associates (entities that handle protected health information on behalf of covered entities), and business associates are subject to direct liability for violation of these provisions. In addition, a covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. Dexcom is a covered entity under HIPAA and may also function in a business associate capacity to other covered entities.
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
There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. For example, from time-to-time, the OCR issues bulletins that outline its interpretations of HIPAA as applied to specific use cases. On December 1, 2022, OCR issued a bulletin on the requirements under HIPAA for online tracking technologies (e.g., cookies, pixels) to protect the privacy and security of health information. This bulletin outlined OCR’s position on the use of online tracking technology vendors, when certain information received by such vendors constitutes protected health information under HIPAA, and accordingly, when business associate agreements must be executed between covered entities, like Dexcom, and such vendors. Dexcom has assessed its responsibilities under the bulletin and undertaken a number of initiatives to support its compliance with HIPAA and other requirements relating to online tracking technologies, including updates to its cookie banners and preference center. These steps are in addition to measures Dexcom had taken previously and the company continues to evaluate its compliance with applicable laws and adjust its practices to address developments in the field over time.
We also remain subject to federal or state privacy-related laws outside of the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to alleged privacy and data security violations. California enacted the CCPA, which came into effect January 1, 2020, was amended and expanded by the CPRA, passed on November 3, 2020, which took effect January 1, 2023. The CCPA and CPRA, among other things, create data privacy obligations for covered companies and provide privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. In addition, other states have, or may, enact similar legislation. It remains unclear what, if any, additional modifications will be made to this legislation or how it will be interpreted. The effects of the CCPA and CPRA are significant and will likely require us to modify our data processing practices, and may cause us to incur substantial costs and expenses to comply, particularly given our base of operations in California. There are also a number of other legislative proposals worldwide, including in the United States at both the federal and state level, that could impose additional and potentially conflicting obligations in areas affecting our business.
We are also subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information that may be more onerous than corresponding U.S. laws, including in particular the laws of Europe.
For instance, in the European Union, increasingly stringent data protection and privacy rules that have and will continue to have substantial impact on the use of patient data across the healthcare industry became effective in May 2018. The GDPR applies across the European Union and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR fine framework can be up to 20 million euros, or up to 4% of the company’s total global turnover of the preceding fiscal year, whichever is higher. The GDPR also requires companies processing personal data of individuals residing in the European Union to comply with EU privacy and data protection rules, even if the company itself does not have a physical presence in the European Union. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities. Due to the strong consumer protection aspects of the GDPR, companies subject to its purview are allocating substantial legal costs to the development of necessary policies and procedures and overall compliance efforts. Data transfer risk remains a potential issue as certain Data Protection Authorities continue to raise concerns about the transfer of data to the United States. Though a new framework to permit cross-border transfers - the EU-US Data Privacy Framework - recently came into effect, it may be challenged as well. We expect continued costs associated with maintaining compliance with GDPR into the future, and these provisions as interpreted by EU agencies, could negatively impact our business, financial condition and results of operations.
In addition to the laws discussed above, we may see more stringent state and federal privacy legislation in the future. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations.
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
Our provision of our CGM systems to hospitals and other healthcare facilities for use during have and will continue to have the above notice.
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
The FDA can also decide, at any time, to change its position regarding its Breakthrough Device Designation and/or enforcement discretion for our devices, and require that we seek marketing authorization for this additional intended use by submitting a 510(k) premarket notification, or that we seek and obtain Emergency Use

Authorization. The COVID-19 public health emergency declared by the Department of Health and Human Services expired on May 11, 2023. While the end of the public health emergency does not by itself impact the FDA's ability to authorize devices for emergency use, and the FDA has published guidance for transition plans for medical devices that fall within enforcement policies issued during the COVID-19 pandemic. We will continue to closely monitor regulatory developments that impact our products, business, or financial results, including those relating to FDA enforcement discretion and Breakthrough Device Designation for the provision of our CGM systems in the hospital setting.
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
Third parties have asserted, and may assert, infringement or misappropriation claims against us with respect to our current or future products. We are aware of numerous patents issued to third parties that may relate to aspects of our business, including the design and manufacture of CGM sensors and membranes, as well as methods for continuous glucose monitoring. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of such third parties or others. Our competitors may assert that our CGM systems or the methods we employ in the use of our systems are covered by U.S. or foreign patents held by them. We have in the past settled some such allegations and may need to do so again in the future. This risk is exacerbated by the fact that there are numerous issued patents and pending patent applications relating to self-monitored glucose testing systems in the medical technology field. Because patent applications may take years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our products infringe. There could also be existing patents of which we are unaware that one or more components of our system may inadvertently infringe. As the number of competitors in the market for CGM systems grows, the possibility of patent infringement by us or a patent infringement claim against us increases. If we are unable to successfully defend any such claims as they may arise or enter into or extend settlement and license agreements on acceptable terms or at all, our business operations may be harmed. We have been involved in various patent infringement actions in the past. For example, in July 2014, we entered into a Settlement and License Agreement with Abbott to settle all pending patent infringement legal proceedings brought by Abbott against us, which expired on March 31, 2021. Since the expiration of that agreement, we and certain Abbott entities have served complaints for patent infringement, validity, and other patent-related actions against each other in multiple jurisdictions, inside and outside the United States. We intend to vigorously pursue our claims and defenses in these cases to protect our intellectual property and to defend against Abbott’s infringement allegations. See “Legal Proceedings” in Part I, Item 1 above for more information.
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
As a result of the recent COVID-19 pandemic, we have received and continue to receive, numerous requests from hospitals and healthcare facilities around the country regarding the use of our CGM devices to remotely monitor COVID-19 patients admitted into the hospital. As noted above, in 2020, the FDA informed us that they intend to exercise enforcement discretion and will not object to our provision of G6 CGM systems to such facilities for use in the inpatient setting during the pandemic. However, our CGM devices are currently approved only for in-home use by patients for the purpose of personal diabetes management and have not otherwise been cleared or approved by the FDA for hospital use. Given that the G6 CGM has not yet been fully evaluated or tested (by us or by the FDA) to the extent that would be required in standard circumstances for product development and marketing authorization, there could be unknown or unanticipated risks presented by use in this environment. To the extent that inpatient use of our CGM systems causes or contributes to an adverse event, we may be subjected to additional product liability lawsuits. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in reduced acceptance of our products in the market.
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
As changes in our business environment occur we have adjusted, and may further, adjust our business strategies to meet these changes and we may otherwise decide to further restructure our operations or particular businesses or assets. Our new organization and strategies may not produce the anticipated benefits, such as supporting our growth strategies and enhancing shareholder value. Our new organization and strategies could be less successful than our previous organizational structure and strategies. In addition, external events including changing technology, changing consumer patterns, acceptance of our products and changes in macroeconomic conditions may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write-down the value of assets. For example, current economic conditions, including rising interest rates, inflation and a potential recession, as well as our business decisions, may reduce the value of some of our assets. We also make investments in existing or new businesses, including investments in the international expansion of our sales efforts and the build-out of our manufacturing facility in Malaysia as well as our proposed facility in Ireland. Additionally, we also invest in early to late-stage companies for strategic reasons and to support key business initiatives, and we may not realize a return on our equity investments. Many such companies generate net losses and the market for their products, services, or technologies may be slow to develop or never materialize. We are subject to risks associated with our equity investments including partial or complete loss of invested capital, and significant changes in the fair value of this portfolio could adversely impact our financial results. Some of these investments may have returns that are negative or low, the ultimate business prospects of the businesses related to these investments may be uncertain, and these risks may be exacerbated by current macroeconomic conditions. In any of these events, our costs may increase or returns on new investments may be lower than prior to the change in strategy or restructuring.

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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future, especially as our business continues to grow and our business plan continues to evolve. From January 1, 2023 through June 30, 2023, the closing price of our common stock on the Nasdaq Global Select Market was as high as $130.98 per share and as low as $104.00 per share.
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
•general economic conditions;
•regulatory actions;
•legislation and political conditions;
•global health pandemics, such as the recent COVID-19 pandemic; and
•other events or factors, including the, ongoing conflict in Ukraine, recessions, rising interest rates, inflation, local and national elections, international currency fluctuations, corruption, political instability and acts of war or terrorism.
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
In June 2023, we entered into the First Amendment to our Second Amended and Restated Credit Agreement, or the Amended Credit Agreement, with JPMorgan Chase and other syndicate lenders, which amended and restated the credit agreement, or the Credit Agreement, we had previously entered into in December 2018 and amended in May 2020 and October 2021, respectively. The Amended Credit Agreement is a five-year $200.0 million revolving credit facility, or the Credit Facility. As of June 30, 2023, we had no outstanding borrowings, $7.3 million in outstanding letters of credit, and a total available balance of $192.7 million under the Amended Credit Agreement.
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
The Amended Credit Agreement imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of June 30, 2023, we were in compliance with the covenants imposed by the Amended Credit Agreement. If we violate these or any other covenants, any outstanding amounts under the Amended Credit Agreement could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
We have indebtedness in the form of convertible senior notes, which could adversely affect our financial health and our ability to respond to changes in our business.
In November 2018, we completed an offering of $850.0 million aggregate principal amount of 0.75% senior convertible notes due 2023, or 2023 Notes, which offering we refer to as the 2018 Notes Offering. In May 2020, we completed an offering of approximately $1.21 billion aggregate principal amount of 0.25% senior convertible notes due 2025, or 2025 Notes, which offering we refer to as the 2020 Notes Offering. In May 2023, we completed an offering of approximately $1.25 billion aggregate principal amount of 0.375% senior convertible notes due 2028, or 2028 Notes, which offering we refer to as the 2023 Notes Offering. We refer to the 2018 Notes Offering, the 2020 Notes Offering, and the 2023 Notes Offering, collectively, as the Notes Offerings, and we refer to the 2023 Notes, the 2025 Notes, and the 2028 Notes, collectively, as the Notes. As a result of the Notes Offerings, we incurred $3.31 billion principal amount of indebtedness, the principal amount of which we may be required to pay at maturity.
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
The capped call transactions we entered into in connection with the pricing of the 2028 Notes may affect the value of our 2028 Notes and common stock.
In connection with the pricing of the 2028 Notes, we entered into capped call transactions, or the 2028 Capped Calls, relating to such 2028 Notes with the option counterparties. The 2028 Capped Calls relating to the 2028 Notes cover, subject to customary adjustments, the number of shares of our common stock that initially underlie the 2028 Notes. The 2028 Capped Calls are generally expected to reduce the potential dilution to stockholders upon any conversion of the 2028 Notes, and/or offset any cash payments that we are required to make in excess of the principal amount upon any conversion of the 2028 Notes, with such reduction and/or offset subject to a cap.
The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions following the pricing of the 2028 Notes, as applicable, and prior to the maturity of the 2028 Notes (and are likely to do so during any observation period related to a conversion of such Notes or following any repurchase of such notes by us on any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or a decrease in the market price of our 2028 Notes or common stock, which could affect a holder’s ability to convert its 2028 Notes and, to the extent the activity occurs during any observation period related to a conversion of the 2028 Notes, it could affect the amount and value of the consideration that a holder will receive upon conversion of such 2028 Notes.

The potential effect, if any, of these transactions and activities on the market price of the 2028 Notes or our common stock will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of 2028 Notes or our common stock (and as a result, the amount and value of the consideration that a holder would receive upon the conversion of any 2028 Notes) and, under certain circumstances, a holder’s ability to convert its notes.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the 2028 Notes or our common stock. In addition, we do not make any representation that the option counterparties or their respective affiliates will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.
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
We are subject to counterparty risk with respect to the 2023 Note Hedge transactions and the 2028 Capped Calls.
The option counterparties to the 2023 Note Hedge transactions and 2028 Capped Calls are financial institutions, and we will be subject to the risk that any or all of them may default under the 2023 Note Hedge transactions and 2028 Capped Calls, respectively. Our exposure to the credit risk of these counterparties is not secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the counterparties with respect to the 2023 Note Hedge transactions and 2028 Capped Calls.

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
Our Credit Facility contains restrictive covenants relating to our capital raising activities and other financial and operational matters which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, our Credit Facility and the agreements governing the notes each contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $25.0 million, in the case of the 2023 Notes, $50.0 million, in the case of the 2025 Notes, and $50.0 million, in the case of the 2028 Notes, that causes such indebtedness to become due prior to its scheduled maturity date would cause a cross-default under the indenture governing the Notes. In addition, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $25.0 million that causes such indebtedness to become due prior to its scheduled maturity date would cause a default under our Credit Facility. The occurrence of a default under any of these borrowing arrangements would permit the holders of the Notes or the lenders under our Credit Facility to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the Note holders or the trustee under the indenture governing the Notes or the lenders under our Credit Facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.
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
Increasingly, regulators, customers, investors, employees and other stakeholders are focusing on ESG matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, collecting, measuring and reporting ESG-related data and information is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements, and similar proposals by other international regulatory bodies. In addition, a number of our customers who are payors or distributors have adopted, or may adopt, procurement policies that include ESG provisions that their suppliers or manufacturers must comply with, or they may seek to include such provisions in their terms and conditions. An increasing number of participants in the medical device industry are also joining voluntary ESG groups or organizations, such as the Responsible Business Alliance. These ESG provisions and initiatives are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and the outsourced manufacturing of certain components of our products. If we are unable to comply, or are unable to cause our suppliers to comply, with such policies or provisions, a customer may stop purchasing products from us, and may take legal action against us, which could harm our reputation, revenue and results of operations.
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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On July 28, 2022, we announced that a duly authorized committee of our Board of Directors authorized and approved a share repurchase program of up to $700.0 million of our outstanding common stock, with a repurchase period ending no later than June 30, 2023 (the “Share Repurchase Program”). The Share Repurchase Program and the remaining authorization of approximately $142.3 million expired on June 30, 2023. There were no share repurchases under the Share Repurchase Program for the three months ended June 30, 2023.
The following table provides information about purchases by the Company of its shares of common stock during the three months ended June 30, 2023:

Period	Total number of shares purchased		Average price paid per share		Total number of shares purchased as part of publicly announced program	Maximum dollar value of shares that may yet to be purchased under the program (in millions)
4/1/2023 - 4/30/2023	—		$—		—	$142.3
5/1/2023 - 5/31/2023	1,597,500	(1)	$118.12	(1)	—	$142.3
6/1/2023 - 6/30/2023	—		$—		—	$142.3
(1) In May 2023, we used a portion of the proceeds of the 2028 Notes to repurchase 1.6 million shares of our common stock for $188.7 million for an average per share price of $118.12, via privately negotiated transactions, independent of the Share Repurchase Program. See Note 5, “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for information about the 2028 Notes.
See Note 8, “Stockholders’ Equity” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for information about the Share Repurchase Program.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
None.

ITEM 5 - OTHER INFORMATION
Trading Plans
During the three months ended June 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

			Character of Trading Arrangement
Name	Title	Adoption Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date(1)
Donald M. Abbey	Executive Vice President, Global Business Services, IT Quality and Regulatory Affairs	5/5/2023	X		3,258	5/6/2024
Steven R. Altman	Director	5/30/2023	X		9,568	5/30/2025
Bridgette P. Heller	Director	6/13/2023	X		600	6/13/2024

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
(1) Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table.

Each new Rule 10b5-1 Plan that was adopted in the above table includes a representation from Ms. Heller, and Messrs. Abbey and Altman respectively, to the broker administering the plan that he or she was not in possession of any material nonpublic information regarding Dexcom or the securities subject to the Rule 10b5-1 Plan at the time the Rule 10b5-1 Plan was entered into. A similar representation was made to Dexcom in connection with the adoption of the Rule 10b5-1 Plan under Dexcom’s insider trading policy. Those representations were made as of the Adoption Date set forth above, and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which the directors and officers was unaware, or with respect to any material nonpublic information acquired by the above directors and officers or Dexcom after the date of the representation.
Once executed, transactions under a Rule 10b5-1 Plan adopted during the period described above will be disclosed publicly through Form 4 and/or Form 144 filings with the SEC in accordance with applicable securities laws, rules, and regulations. Except as may be required by law, Dexcom does not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by Ms. Heller, Messrs. Abbey and Altman, respectively, or other officers or directors of Dexcom.

ITEM 6 - EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

3.1	Restated Certificate of Incorporation of DexCom, Inc.	8-K	000-51222	June 10, 2022	3.1	—

4.1	Indenture dated May 5, 2023 between DexCom, Inc. and U.S. Bank Trust Company, National Association (including the form of 0.375% Convertible Senior Notes due 2028).	8-K	000-51222	May 5, 2023	4.1	—

10.01	DexCom, Inc. Amended and Restated Severance and Change in Control Plan effective June 1, 2017, and as amended on May 18, 2023.	8-K	000-51222	May 19, 2023	10.1	—

10.02*	Amendment Number Eleven to Non-Exclusive Distribution Agreement, dated March 15, 2023, by and between DexCom, Inc. and RGH Enterprises, LLC.	—	—	—	—	X

10.03*	Amendment Number Fourteen to Amended and Restated Non-Exclusive Distribution Agreement, dated April 1, 2023, by and between DexCom, Inc. and Byram Healthcare.	—	—	—	—	X

10.04*	Amendment Number Twelve to Non-Exclusive Distribution Agreement, dated May 15, 2023, by and between DexCom, Inc. and RGH Enterprises, LLC.	—	—	—	—	X

10.05*	Amendment Number Thirteen to Amended and Restated Non-Exclusive Distribution Agreement, dated June 1, 2023, by and between DexCom, Inc. and Byram Healthcare.	—	—	—	—	X

10.06	First Amendment to Second Amended and Restated Credit Agreement, dated June 1, 2023 by and between DexCom, Inc. and JPMorgan Chase Bank National Association.	—	—	—	—	X

10.07*	Amendment Number Fifteen to Amended and Restated Non-Exclusive Distribution Agreement, dated June 15, 2023, by and between DexCom, Inc. and Byram Healthcare.	—	—	—	—	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

32.02**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Inline XBRL					X

*	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Dexcom specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXCOM, INC. (Registrant)

Dated:	July 27, 2023	By:	/s/ KEVIN R. SAYER
Kevin R. Sayer, Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Dated:	July 27, 2023	By:	/s/ JEREME M. SYLVAIN
Jereme M. Sylvain, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)