Form 10-Q
period 2023-09-30
DEXCOM INC
filed 2023-10-26
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 19, 2023, there were 386,373,935 shares of the registrant’s common stock outstanding.

DexCom, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Except for historical financial information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding our intent, belief, or current expectations and those of our management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties and other factors, some of which are beyond our control; actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to: (i) that the information is of a preliminary nature and may be subject to further adjustment; (ii) those risks and uncertainties identified under “Risk Factors”; and (iii) the other risks detailed from time-to-time in our reports and registration statements filed with the Securities and Exchange Commission, or the SEC. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

AVAILABLE INFORMATION
Our website address is located at dexcom.com and our investor relations website is located at investors.dexcom.com. We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Consolidated Balance Sheets
(Unaudited)

(In millions, except par value data)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$643.7	$642.3
Short-term marketable securities	2,596.6	1,813.9
Accounts receivable, net	785.7	713.3
Inventory	498.6	306.7
Prepaid and other current assets	173.8	192.6
Total current assets	4,698.4	3,668.8
Property and equipment, net	1,078.9	1,055.6
Operating lease right-of-use assets	73.4	80.0
Goodwill	25.3	25.7
Intangibles, net	144.5	173.3
Deferred tax assets	501.3	341.2
Other assets	74.4	47.1
Total assets	$6,596.2	$5,391.7
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,373.1	$901.8
Accrued payroll and related expenses	151.3	134.3
Current portion of long-term senior convertible notes	124.2	772.6
Short-term operating lease liabilities	21.0	20.5
Deferred revenue	9.0	10.1
Total current liabilities	1,678.6	1,839.3
Long-term senior convertible notes	2,432.4	1,197.7
Long-term operating lease liabilities	83.4	94.6
Other long-term liabilities	133.9	128.3
Total liabilities	4,328.3	3,259.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 million shares authorized; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 800.0 million shares authorized; 405.5 million and 386.4 million shares issued and outstanding, respectively, at September 30, 2023; and 393.2 million and 386.3 million shares issued and outstanding, respectively, at December 31, 2022	0.4	0.4
Additional paid-in capital	3,618.0	2,258.1
Accumulated other comprehensive loss	(35.6)	(11.6)
Retained earnings	765.1	479.9
Treasury stock, at cost; 19.1 million shares at September 30, 2023 and 6.9 million shares at December 31, 2022	(2,080.0)	(595.0)
Total stockholders’ equity	2,267.9	2,131.8
Total liabilities and stockholders’ equity	$6,596.2	$5,391.7
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
Revenue	$975.0	$769.6	$2,587.8	$2,094.6
Cost of sales	351.7	275.4	955.5	752.8
Gross profit	623.3	494.2	1,632.3	1,341.8
Operating expenses:
Research and development	131.4	110.3	369.7	367.9
Amortization of intangible assets	1.7	1.8	5.2	5.7
Selling, general and administrative	284.7	234.6	876.6	702.4
Total operating expenses	417.8	346.7	1,251.5	1,076.0
Operating income	205.5	147.5	380.8	265.8
Income from equity investments	1.0	—	1.0	0.2
Other income (expense), net	33.9	(1.3)	82.4	(8.4)
Income before income taxes	240.4	146.2	464.2	257.6
Income tax expense	119.7	45.0	179.0	8.2
Net income	$120.7	$101.2	$285.2	$249.4

Basic net income per share	$0.31	$0.26	$0.74	$0.64
Shares used to compute basic net income per share	386.6	389.8	386.7	390.4
Diluted net income per share	$0.29	$0.24	$0.69	$0.60
Shares used to compute diluted net income per share	426.8	425.8	428.3	428.0
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net income	$120.7	$101.2	$285.2	$249.4
Other comprehensive income (loss), net of tax:
Translation adjustments and other	(7.0)	(19.6)	(25.8)	(34.9)
Unrealized gain (loss) on marketable debt securities	0.7	1.5	1.8	(6.7)
Total other comprehensive loss, net of tax	(6.3)	(18.1)	(24.0)	(41.6)
Comprehensive income	$114.4	$83.1	$261.2	$207.8
See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended September 30, 2023
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2023	386.1	$0.4	$2,269.0	$(29.3)	$644.4	$(784.1)	$2,100.4
Issuance of common stock under equity incentive plans	0.1	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	14.3	—	—	—	14.3
Purchases of treasury stock, including excise tax	—	—	—	—	—	0.2	0.2
Conversions of 2023 Notes	10.6	—	(0.4)	—	—	—	(0.4)
Benefit of note hedge upon conversions of 2023 Notes	(10.5)	—	1,296.1	—	—	(1,296.1)	—
Share-based compensation expense	—	—	39.0	—	—	—	39.0
Net income	—	—	—	—	120.7	—	120.7
Other comprehensive loss, net of tax	—	—	—	(6.3)	—	—	(6.3)
Balance at September 30, 2023	386.4	$0.4	$3,618.0	$(35.6)	$765.1	$(2,080.0)	$2,267.9

	Three Months Ended September 30, 2022
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2022	392.6	$0.4	$2,028.9	$(23.0)	$286.9	$(37.3)	$2,255.9
Issuance of common stock for Employee Stock Purchase Plan	0.2	—	12.4	—	—	—	12.4
Purchases of treasury stock	(6.6)	—	—	—	—	(557.7)	(557.7)
Share-based compensation expense	—	—	30.8	—	—	—	30.8
Net income	—	—	—	—	101.2	—	101.2
Other comprehensive loss, net of tax	—	—	—	(18.1)	—	—	(18.1)
Balance at September 30, 2022	386.2	$0.4	$2,072.1	$(41.1)	$388.1	$(595.0)	$1,824.5
See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Nine Months Ended September 30, 2023
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	386.3	$0.4	$2,258.1	$(11.6)	$479.9	$(595.0)	$2,131.8
Issuance of common stock under equity incentive plans	1.3	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.3	—	26.6	—	—	—	26.6
Purchases of treasury stock, including excise tax	(1.6)	—	—	—	—	(188.9)	(188.9)
Conversions of 2023 Notes	10.6	—	(0.4)	—	—	—	(0.4)
Benefit of note hedge upon conversions of 2023 Notes	(10.5)	—	1,296.1	—	—	(1,296.1)	—
Purchase of capped call transactions, net of tax	—	—	(76.3)	—	—	—	(76.3)
Share-based compensation expense	—	—	113.9	—	—	—	113.9
Net income	—	—	—	—	285.2	—	285.2
Other comprehensive loss, net of tax	—	—	—	(24.0)	—	—	(24.0)
Balance at September 30, 2023	386.4	$0.4	$3,618.0	$(35.6)	$765.1	$(2,080.0)	$2,267.9

	Nine Months Ended September 30, 2022
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	388.0	$0.4	$2,108.7	$0.5	$138.7	$(206.2)	$2,042.1
Issuance of common stock under equity incentive plans	1.5	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.3	—	22.5	—	—	—	22.5
Issuance of common stock in connection with achievement of regulatory approval milestone, net of issuance costs	2.9	—	(189.3)	—	—	189.2	(0.1)
Purchases of treasury stock	(6.6)	—	—	—	—	(557.7)	(557.7)
Conversions of 2023 Notes	0.4	—	4.2	—	—	13.2	17.4
Benefit of note hedge upon conversions of 2023 Notes	(0.3)	—	33.5	—	—	(33.5)	—
Share-based compensation expense	—	—	92.5	—	—	—	92.5
Net income	—	—	—	—	249.4	—	249.4
Other comprehensive loss, net of tax	—	—	—	(41.6)	—	—	(41.6)
Balance at September 30, 2022	386.2	$0.4	$2,072.1	$(41.1)	$388.1	$(595.0)	$1,824.5
See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2023	2022
Operating activities
Net income	$285.2	$249.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	133.5	119.6
Share-based compensation	113.9	92.5
Non-cash interest expense	5.8	4.7
Realized (gain) loss on equity investment	(1.0)	(0.2)
Deferred income taxes	(136.5)	(53.6)
Other non-cash income and expenses	(47.3)	31.9
Changes in operating assets and liabilities:
Accounts receivable, net	(72.9)	(51.6)
Inventory	(193.6)	43.6
Prepaid and other assets	13.2	(81.2)
Operating lease right-of-use assets and liabilities, net	(4.4)	(6.1)
Accounts payable and accrued liabilities	496.5	171.3
Accrued payroll and related expenses	16.6	(14.0)
Deferred revenue and other liabilities	5.9	30.7
Net cash provided by operating activities	614.9	537.0
Investing activities
Purchases of marketable securities	(2,947.9)	(1,397.7)
Proceeds from sale and maturity of marketable securities	2,228.4	1,387.8
Purchases of property and equipment	(184.1)	(301.3)
Acquisitions, net of cash acquired	—	(3.9)
Other investing activities	(18.5)	(12.3)
Net cash used in investing activities	(922.1)	(327.4)
Financing activities
Net proceeds from issuance of common stock	26.6	22.5
Purchases of treasury stock	(188.7)	(557.7)
Proceeds from issuance of senior convertible notes, net of issuance costs	1,230.6	—
Purchases of capped call transactions	(101.3)	—
Payments for conversions of senior convertible notes	(650.5)	—
Other financing activities	(3.4)	(16.3)
Net cash provided by (used in) financing activities	313.3	(551.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.6)	(12.6)
Increase (decrease) in cash, cash equivalents and restricted cash	1.5	(354.5)
Cash, cash equivalents and restricted cash, beginning of period	643.3	1,053.6
Cash, cash equivalents and restricted cash, end of period	$644.8	$699.1

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$643.7	$698.1
Restricted cash	1.1	1.0
Total cash, cash equivalents and restricted cash	$644.8	$699.1

Supplemental disclosure of non-cash investing and financing transactions:
Shares issued for conversions of 2023 Notes	$1,316.4	$35.9
Shares received under note hedge upon conversion of 2023 Notes	$(1,296.1)	$(33.5)
Acquisition of property and equipment included in accounts payable and accrued liabilities	$47.0	$60.3
Right-of-use assets obtained in exchange for operating lease liabilities	$6.0	$(0.7)
Right-of-use assets obtained in exchange for finance lease liabilities	$1.8	$15.8

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
Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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
We determine the functional currencies of our international subsidiaries by reviewing the environment where each subsidiary primarily generates and expends cash. For international subsidiaries whose functional currencies are the local currencies, we translate the financial statements into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for each period for revenue, costs and expenses. We include translation-related adjustments in comprehensive income and in accumulated other comprehensive loss in the equity section of our consolidated balance sheets. We record gains and losses resulting from transactions with customers and vendors that are denominated in currencies other than the functional currency and from certain intercompany transactions in other income (expense), net in our consolidated statements of operations.

Seasonality
We expect that the revenue we generate from the sales of our products will fluctuate from quarter to quarter. We typically experience seasonality, with lower sales in the first quarter of each year compared to the immediately preceding fourth quarter. This seasonal sales pattern relates to U.S. annual insurance deductible resets and unfunded flexible spending accounts.

Significant Accounting Policies
There were no material changes to our significant accounting policies as described in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 during the nine months ended September 30, 2023.

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
Accounts receivable as of September 30, 2023 included unbilled accounts receivable of $8.8 million. We expect to invoice and collect all unbilled accounts receivable within twelve months.
We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation.
Our performance obligations are generally satisfied within twelve months of the initial contract date. The deferred revenue balances related to performance obligations that will be satisfied after twelve months was $21.3 million as of September 30, 2023 and $19.0 million as of December 31, 2022. These balances are included in other long-term liabilities in our consolidated balance sheets. Revenue recognized in the period from performance obligations satisfied in previous periods was not material for the periods presented.

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

The following table sets forth the computation of basic and diluted net income per share for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
Net income	$120.7	$101.2	$285.2	$249.4
Add back interest expense, net of tax attributable to assumed conversion of senior convertible notes	3.0	2.8	9.6	8.3
Net income - diluted	$123.7	$104.0	$294.8	$257.7

Net income per common share
Basic	$0.31	$0.26	$0.74	$0.64
Diluted	$0.29	$0.24	$0.69	$0.60

Basic weighted average shares outstanding	386.6	389.8	386.7	390.4
Dilutive potential common stock outstanding:
Restricted stock units and performance stock units	1.0	0.5	1.1	0.9
Warrants	11.6	8.6	11.8	9.8
Senior convertible notes	27.6	26.9	28.7	26.9
Diluted weighted average shares outstanding	426.8	425.8	428.3	428.0
Outstanding anti-dilutive securities not included in the diluted net income per share attributable to common stockholders calculations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Restricted stock units and performance stock units	—	1.3	—	0.5

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
In the fourth quarter of 2022, we received FDA approval and determined the achievement of the sales-based milestones to be probable. As such, we capitalized the full value of the sales-based milestones, $152.4 million, as an intangible asset. The sales-based milestones are contingent upon the achievement of certain revenue targets. The value of the sales-based milestones is based on: 1) 5,154,640 shares of our common stock, as agreed upon in November 2018 and 2) our closing stock price on December 28, 2018 of $29.57 per share. December 28, 2018 is the date on which we obtained the necessary regulatory approvals and represents the date the performance- based awards were issued. The intangible asset will be amortized using the straight-line method over its estimated useful life of 64 months through March 2028. The related amortization expense is recognized in Cost of Sales in our consolidated statements of operations.
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
The following table summarizes financial assets that we measured at fair value on a recurring basis as of September 30, 2023, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$360.9	$29.9	$—	$390.8

Debt securities, available-for-sale:
U.S. government agencies (1)	—	1,819.0	—	1,819.0
Commercial paper	—	387.3	—	387.3
Corporate debt	—	390.3	—	390.3
Total debt securities, available-for-sale	—	2,596.6	—	2,596.6

Other assets (2)	13.7	—	—	13.7

Total assets measured at fair value on a recurring basis	$374.6	$2,626.5	$—	$3,001.1

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
There were no transfers into or out of Level 3 securities during the three and nine months ended September 30, 2023 and September 30, 2022.
Fair Value of Senior Convertible Notes
The fair value, based on trading prices (Level 1 inputs), of our senior convertible notes were as follows as of the dates indicated:

	Fair Value Measurements Using Level 1
(In millions)	September 30, 2023	December 31, 2022
Senior Convertible Notes due 2023	$281.3	$2,136.2
Senior Convertible Notes due 2025	1,140.5	1,314.9
Senior Convertible Notes due 2028	1,109.4	—
Total fair value of outstanding senior convertible notes	$2,531.2	$3,451.1
For more information on the carrying values of our senior convertible notes, see Senior Convertible Notes in Note 5 “Debt” to the consolidated financial statements.
Foreign Currency and Derivative Financial Instruments
We enter into foreign currency forward contracts to hedge monetary assets and liabilities denominated in foreign currencies. Our foreign currency forward contracts are not designated as hedging instruments. Therefore, changes in the fair values of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related foreign currency assets and liabilities. The duration of these contracts is generally one month. The derivative gains and losses are included in other income (expense), net in our consolidated statements of operations.
As of September 30, 2023 and December 31, 2022, the notional amounts of outstanding foreign currency forward contracts were $89.0 million and $62.0 million, respectively. The resulting impact on our consolidated financial statements from currency hedging activities was not significant for the three and nine months ended September 30, 2023 and September 30, 2022.
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
We hold certain other investments that we do not measure at fair value on a recurring basis. The carrying values of these investments are $38.5 million as of September 30, 2023 and $19.0 million as of December 31, 2022. We include them in other assets in our consolidated balance sheets. It is impracticable for us to estimate the fair value of these investments on a recurring basis due to the fact that these entities are privately held and limited information is available. We monitor the information that becomes available from time to time and adjust the carrying values of these investments if there are identified events or changes in circumstances that have a significant effect on the fair values.
There were no significant impairment losses during the three and nine months ended September 30, 2023 and September 30, 2022.

4. Balance Sheet Details and Other Financial Information

Short-Term Marketable Securities
Short-term marketable securities, consisting of available-for-sale debt securities, were as follows as of the dates indicated:

	September 30, 2023
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies (1)	$1,820.5	$0.5	$(2.0)	$1,819.0
Commercial paper	387.5	—	(0.2)	387.3
Corporate debt	391.2	—	(0.9)	390.3
Total debt securities, available-for-sale	$2,599.2	$0.5	$(3.1)	$2,596.6

	December 31, 2022
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies (1)	$1,535.1	$0.2	$(4.6)	$1,530.7
Commercial paper	119.6	—	(0.2)	119.4
Corporate debt	164.3	—	(0.5)	163.8
Total debt securities, available-for-sale	$1,819.0	$0.2	$(5.3)	$1,813.9
(1) Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.
As of September 30, 2023, the estimated market value of our short-term debt securities with contractual maturities up to 12 months was $2.60 billion. As of December 31, 2022, the estimated market value of our short-term debt securities with contractual maturities up to 12 months was $1.81 billion. Gross realized gains and losses on sales of our short-term debt securities for the three and nine months ended September 30, 2023 and September 30, 2022 were not significant.
We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities at September 30, 2023 were primarily due to increases in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Inventory

(In millions)	September 30, 2023	December 31, 2022
Raw materials	$277.5	$159.0
Work-in-process	27.5	17.2
Finished goods	193.6	130.5
Total inventory	$498.6	$306.7

Prepaid and Other Current Assets

(In millions)	September 30, 2023	December 31, 2022
Prepaid expenses	$55.2	$48.9
Prepaid inventory	61.5	67.8
Deferred compensation plan assets	13.7	10.2
Income tax receivables	2.8	38.9
Other current assets	40.6	26.8
Total prepaid and other current assets	$173.8	$192.6

Property and Equipment

(In millions)	September 30, 2023	December 31, 2022
Land and land improvements	$31.8	$26.9
Building	163.2	54.3
Furniture and fixtures	35.9	32.6
Computer software and hardware	62.1	48.8
Machinery and equipment	632.5	449.2
Leasehold improvements	276.6	264.4
Construction in progress	343.1	542.6
Total cost	1,545.2	1,418.8
Less accumulated depreciation and amortization	(466.3)	(363.2)
Total property and equipment, net	$1,078.9	$1,055.6

Other Assets

(In millions)	September 30, 2023	December 31, 2022
Long-term investments	$38.5	$19.0
Long-term deposits	13.6	16.2
Other assets	22.3	11.9
Total other assets	$74.4	$47.1

Accounts Payable and Accrued Liabilities

(In millions)	September 30, 2023	December 31, 2022
Accounts payable trade	$242.4	$237.9
Accrued tax, audit, and legal fees	218.8	44.8
Accrued rebates	837.4	556.4
Accrued warranty	13.3	12.8
Deferred compensation plan liabilities	13.7	10.2
Other accrued liabilities	47.5	39.7
Total accounts payable and accrued liabilities	$1,373.1	$901.8

Accrued Payroll and Related Expenses

(In millions)	September 30, 2023	December 31, 2022
Accrued wages, bonus and taxes	$129.1	$96.8
Other accrued employee benefits	22.2	37.5
Total accrued payroll and related expenses	$151.3	$134.3

Other Long-Term Liabilities

(In millions)	September 30, 2023	December 31, 2022
Finance lease obligations	$57.9	$59.6
Deferred revenue, long-term	21.3	19.0
Deferred tax liabilities	4.6	4.9
Other tax liabilities	37.0	32.7
Other liabilities	13.1	12.1
Total other long-term liabilities	$133.9	$128.3

Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Interest and dividend income	$41.5	$5.7	$101.2	$10.4
Interest expense	(4.9)	(4.6)	(15.4)	(13.9)
Other expense, net	(2.7)	(2.4)	(3.4)	(4.9)
Total other income (expense), net	$33.9	$(1.3)	$82.4	$(8.4)

5. Debt

Senior Convertible Notes
The carrying amounts of our senior convertible notes were as follows as of the dates indicated:

(In millions)	September 30, 2023	December 31, 2022
Principal amount:
Senior Convertible Notes due 2023	$124.3	$774.8
Senior Convertible Notes due 2025	1,207.5	1,207.5
Senior Convertible Notes due 2028	1,250.0	—
Total principal amount	2,581.8	1,982.3
Unamortized debt issuance costs	(25.2)	(12.0)
Carrying amount of senior convertible notes	$2,556.6	$1,970.3
For our senior convertible notes for which the if-converted value exceeded the principal amount, the amount in excess of principal was as follows as of the dates indicated:

(In millions)	September 30, 2023	December 31, 2022
Senior Convertible Notes due 2023	$158.1	$1,361.5
Senior Convertible Notes due 2025	—	33.6
Senior Convertible Notes due 2028	—	—
Total by which the notes’ if-converted value exceeds their principal amount	$158.1	$1,395.1
The following table summarizes the components of interest expense and the effective interest rates for each of our senior convertible notes for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Cash interest expense:
Contractual coupon interest (1)	$1.8	$2.3	$7.0	$6.7
Non-cash interest expense:
Amortization of debt issuance costs	2.0	1.4	5.5	4.3
Total interest expense recognized on senior notes	$3.8	$3.7	$12.5	$11.0

Effective interest rate:
Senior Convertible Notes due 2023	1.1%	1.1%	1.1%	1.1%
Senior Convertible Notes due 2025	0.5%	0.5%	0.5%	0.5%
Senior Convertible Notes due 2028	0.7%	*	0.7%	*

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
For the three and nine months ended September 30, 2023, we settled $650.5 million in aggregate principal amount of the 2023 Notes through a combination of $650.5 million in cash for the principal amount and 10,599,907 shares of common stock for the amount in excess of the principal amount. We received 10,585,850 shares of common stock from the exercise of a portion of the 2023 Note Hedge that we purchased concurrently with the issuance of the 2023 Notes, as described below.
The remaining outstanding principal of $124.3 million as of September 30, 2023 and any amount in excess of the principal amount will settle on or before the maturity date of December 1, 2023.
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
Holders of the 2023 Notes had the ability to convert all or a portion of their notes at their option prior to 5:00 p.m., New York City time, on the business day immediately preceding September 1, 2023, in multiples of $1,000 principal amount, only under the following circumstances:
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
(3)if we call any or all of the 2023 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
(4)upon the occurrence of specified corporate transactions.
Circumstance (1) listed above occurred during the quarters ended December 31, 2022, March 31, 2023, and June 30, 2023. As a result, the 2023 Notes were convertible at the option of the holder from January 1, 2023 through August 31, 2023.
On or after September 1, 2023, until 5:00 p.m., New York City time, on the second scheduled trading day immediately preceding the maturity date, holders of the 2023 Notes may convert all or a portion of their notes regardless of the foregoing circumstances. See above for a description of conversion activity related to the 2023 Notes.
Conversion Rights at Our Option
Dexcom did not have a right to redeem the 2023 Notes prior to December 1, 2021. On or after December 1, 2021 and prior to September 1, 2023, Dexcom was permitted to redeem for cash all or part of the 2023 Notes, at its option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which Dexcom provides notice of redemption. The redemption price was equal to 100% of the principal amount of the 2023 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.
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
Conversion Rights at Our Option
Dexcom was not permitted to redeem the 2025 Notes prior to May 20, 2023. On or after May 20, 2023 and prior to August 15, 2025, Dexcom may redeem for cash all or part of the 2025 Notes, at its option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which Dexcom provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the 2025 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.
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
Information related to availability and outstanding borrowings on our Amended Credit Agreement is as follows as of the date indicated:

(In millions)	September 30, 2023
Available principal amount	200.0
Letters of credit sub-facility	25.0
Outstanding borrowings	—
Outstanding letters of credit	7.3
Total available balance	$192.7
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
Our obligations under the Amended Credit Agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of Dexcom and the guarantors, including all or a portion of the equity interests of our domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge). The Amended Credit Agreement contains covenants that limit certain indebtedness, liens, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents, and sale and leaseback transactions of Dexcom or any of its domestic subsidiaries. The Amended Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of September 30, 2023.
As of September 30, 2023, we also have a guarantee facility related to our international operations which is collateralized by a $5.3 million term deposit that is included in non-current “Other assets” on our consolidated balance sheets.

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
Between June 2021 through the nine months ended September 30, 2023, we and certain Abbott Diabetes Care, Inc. (“Abbott”) entities have served complaints against each other in multiple jurisdictions, including in the United States (United States District Court ("U.S.D.C.”), District of Delaware), the United Kingdom (Business and Property Courts of England and Wales), France (United Patent Court (“UPC”) in Paris), Spain (Commercial Courts of Barcelona) and Germany (National Courts (“N.C.”) of Munich, Mannheim, Dusseldorf and Hamburg and the UPC in Munich), primarily involving claims of patent infringement, invalidity and other patent related actions. In June and July of 2021, we initiated patent infringement litigation against Abbott in the United States (U.S.D.C., Western District of Texas) and Germany (N.C. in Mannheim) and filed additional patent infringement actions in May 2023 in Germany (N.C. in Munich) over certain of Abbott's continuous glucose monitoring products. In July and August 2023, we initiated patent infringement litigation in France and Germany in the UPC and in Spain (Commercial Courts of Barcelona).
Between July 2021 through the nine months ended September 30, 2023, Abbott initiated patent infringement litigation against Dexcom in multiple jurisdictions, including the United States (U.S.D.C., Delaware), the United Kingdom (Business and Property Courts of England and Wales), and in Germany (N.C. in Mannheim, Dusseldorf and Hamburg) over certain of Dexcom's continuous glucose monitoring products. In response to the lawsuits initiated by Abbott in the United Kingdom, Dexcom also filed patent infringement counterclaims in that jurisdiction. Three trials on liability have already been conducted in the United Kingdom. On October 18, judgment was handed down in favor of Dexcom in one of these trials. The parties are awaiting rulings on the remaining two. Dexcom and Abbott seek injunctive relief and monetary damages as a result of their respective claims.
In December 2021, Abbott filed a breach of contract lawsuit against Dexcom in the U.S.D.C., District of Delaware alleging that Dexcom breached the parties' Settlement and License Agreement dated July 2, 2014 (“SLA”). The U.S.D.C., District of Delaware consolidated Abbott’s breach of contract lawsuit with Dexcom’s patent infringement lawsuit which had been transferred from the U.S.D.C., Western District of Texas. Dexcom asserted counterclaims that Abbott also breached the SLA. A jury trial on Abbott’s breach of contract claims commenced on July 10, 2023. On July 14, 2023, the jury verdict determined that Abbott was not licensed to thirteen claims of certain Dexcom patents and that Abbott was licensed to five claims. Dexcom’s patent infringement claims in Delaware are stayed until November 10, 2023, at which point the U.S. Patent and Trademark Office will have issued its final written decisions on certain patents involved in the lawsuit. We will continue to enforce the remaining claims of the patents asserted in Delaware.
Abbott’s patent infringement action against Dexcom is currently scheduled for trial in the U.S.D.C., District of Delaware on March 11, 2024. In the lead up to trial, the U.S.D.C., District of Delaware invalidated one of Abbott’s patents and Abbott dropped four other patents from the litigation.
Commencing in December 2023, Abbott has several patent infringement hearings against Dexcom in the National Court in Hamburg and Munich wherein Abbott is seeking damages and injunctive relief. In March and April of 2024, Dexcom has several patent infringement hearings in Munich against Abbott, wherein Dexcom is seeking damages and injunctive relief.
Due to uncertainty surrounding patent litigation procedures initiated by Dexcom and Abbott throughout multiple jurisdictions, we are unable to reasonably estimate the ultimate outcome of any of the litigation matters at this time. We intend to protect our intellectual property and defend against Abbott’s claims vigorously in all of these actions.
We do not believe we are party to any other currently pending legal proceedings, the outcome of which could have a material adverse effect on our business, financial condition, or results of operations. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, financial condition, or results of operations.

7. Income Taxes
We estimate our annual effective tax rate to be 24.7% for the full year 2023, which differs from the U.S. federal statutory rate due to state and foreign income taxes, nondeductible executive compensation, increases to unrecognized tax benefits, and impact of foreign operations, partially offset by federal tax credits generated. Our actual effective tax rate of 38.6% for the nine months ended September 30, 2023 was primarily due to income tax expense from normal, recurring operations, increased by discrete foreign taxes related to an intra-entity transfer of certain intellectual property, and decrease in the state tax rate applied to beginning of year deferred tax assets, partially offset by tax benefits recognized for share-based compensation for employees, net of disallowed executive compensation.
In August 2023, we completed an intra-entity asset transfer of certain intellectual property between two of our wholly owned foreign subsidiaries to align our structure with the expansion of international business operations. We recorded a $186.6 million deferred tax asset, which represents the difference between the basis of the intellectual property for financial statement and tax purposes, applying the appropriate enacted statutory tax rate. Based on available evidence, management believes it is not more-likely-than-not that the additional foreign deferred tax asset will be realizable, and is therefore, fully offset by a valuation allowance.
The transfer resulted in $65.2 million of net tax expense, which increased our actual effective tax rate for the nine months ended September 30, 2023.

8. Stockholders’ Equity
Share-Based Compensation
Our share-based compensation expense is associated with RSUs, PSUs, and our Employee Stock Purchase Plan, or ESPP. The following table summarizes our share-based compensation expense included in our consolidated statements of operations for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Cost of sales	$3.9	$3.0	$11.1	$8.1
Research and development	11.4	10.8	34.3	32.0
Selling, general and administrative	23.7	17.0	68.5	52.4
Total share-based compensation expense	$39.0	$30.8	$113.9	$92.5
At September 30, 2023, unrecognized estimated compensation costs related to RSUs, PSUs and ESPP totaled $238.4 million and are expected to be recognized through 2027.

Equity Award Activity
The total vest date fair value of RSUs and PSUs that vested during the nine months ended September 30, 2023 was $138.5 million and $9.9 million, respectively.
Share Repurchase Program and Treasury Shares
On July 26, 2022, a duly authorized committee of our Board of Directors authorized and approved a share repurchase program of up to $700.0 million of our outstanding common stock, with a repurchase period that ended on June 30, 2023 (the “2022 Share Repurchase Program”). Shares of common stock repurchased under the 2022 Share Repurchase Program became treasury shares.
We repurchased approximately $557.7 million of our outstanding common stock throughout the duration of the 2022 Share Repurchase Program. The 2022 Share Repurchase Program and the remaining authorization of approximately $142.3 million expired on June 30, 2023. There were no share repurchases under the 2022 Share Repurchase Program in 2023.
In May 2023, we used a portion of the proceeds of the 2028 Notes to repurchase 1.6 million shares of our common stock for $188.7 million, excluding excise tax due under the Inflation Reduction Act of 2022, for an average per share price of $118.12, via privately negotiated transactions, independent of the 2022 Share Repurchase Program.
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

Revenue by geographic region
During the three and nine months ended September 30, 2023 and September 30, 2022, no individual country outside the United States generated revenue that represented more than 10% of our total revenue. The following table sets forth revenue by our two primary geographical markets, the United States and International, based on the geographic location to which we deliver the components, for the periods shown:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
(In millions)	Amount	% of Total	Amount	% of Total
United States	$713.6	73%	$573.4	75%
International	261.4	27%	196.2	25%
Total revenue	$975.0	100%	$769.6	100%

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
(In millions)	Amount	% of Total	Amount	% of Total
United States	$1,856.2	72%	$1,535.6	73%
International	731.6	28%	559.0	27%
Total revenue	$2,587.8	100%	$2,094.6	100%
Revenue by customer sales channel
We sell our CGM systems through a direct sales organization and through distribution arrangements that allow distributors to sell our products. The following table sets forth revenue by major sales channel for the periods shown:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
(In millions)	Amount	% of Total	Amount	% of Total
Distributor	$839.7	86%	$656.2	85%
Direct	135.3	14%	113.4	15%
Total revenue	$975.0	100%	$769.6	100%

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
(In millions)	Amount	% of Total	Amount	% of Total
Distributor	$2,197.4	85%	$1,768.4	84%
Direct	390.4	15%	326.2	16%
Total revenue	$2,587.8	100%	$2,094.6	100%

10. Subsequent Events
On October 24, 2023, our Board of Directors authorized and approved a share repurchase program of up to $500.0 million of our outstanding common stock, with a repurchase period ending no later than October 31, 2024 (the “2023 Share Repurchase Program”).
Repurchases of our common stock under the 2023 Share Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions or by other methods, at our discretion, and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable federal and state laws and regulations. The timing of any repurchases will depend on market conditions and will be made at our discretion.
The 2023 Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Who We Are

We are a medical device company primarily focused on the design, development and commercialization of continuous glucose monitoring, or CGM, systems for the management of diabetes by patients, caregivers, and clinicians around the world.
We received approval from the Food and Drug Administration, or FDA, and commercialized our first product in 2006. We launched our latest generation systems, the Dexcom G6® integrated Continuous Glucose Monitoring System, or G6, in 2018 and more recently received marketing clearance from the FDA on the Dexcom G7®, or G7, in December 2022.
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
We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting estimates during the nine months ended September 30, 2023.

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue, gross profit, operating income, net income, and operating cash flow.
Key Highlights for the Three Months Ended September 30, 2023 include the following:

Revenue	Gross Profit	Operating Income	Net Income	Operating Cash Flow
$975.0 million	$623.3 million	$205.5 million	$120.7 million	$269.2 million
up 27% from the same period 2022	up 26% from the same period 2022	up 39% from the same period 2022	up 19% from the same period 2022	down 8% from the same period 2022
We ended the third quarter of 2023 with cash, cash equivalents and short-term marketable securities totaling $3.24 billion.

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

Results of Operations

QTD Revenue and Gross Margin %
$769.6 M
64.2%
QTD 2022
$975.0 M
63.9%
QTD 2023
Revenue
Gross Profit Margin %

Financial Overview

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
	Three Months Ended September 30,				2023 - 2022
(In millions, except per share amounts)	2023	% of Revenue (1)	2022	% of Revenue (1)	$ Change	% Change
Revenue	$975.0	100%	$769.6	100%	$205.4	27%
Cost of sales	351.7	36%	275.4	36%	76.3	28%
Gross profit	623.3	63.9%	494.2	64.2%	129.1	26%
Operating expenses:
Research and development	131.4	13%	110.3	14%	21.1	19%
Amortization of intangible assets	1.7	—%	1.8	—%	(0.1)	(6)%
Selling, general and administrative	284.7	29%	234.6	30%	50.1	21%
Total operating expenses	417.8	43%	346.7	45%	71.1	21%
Operating income	205.5	21%	147.5	19%	58.0	39%
Income from equity investments	1.0	—%	—	—%	1.0	**
Other income (expense), net	33.9	3%	(1.3)	—%	35.2	**
Income before income taxes	240.4	25%	146.2	19%	94.2	64%
Income tax expense	119.7	12%	45.0	6%	74.7	**
Net income	$120.7	12%	$101.2	13%	$19.5	19%

Basic net income per share	$0.31	**	$0.26	**	$0.05	19%
Diluted net income per share	$0.29	**	$0.24	**	$0.05	21%

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
Other income (expense), net
Other income (expense), net consists primarily of interest and dividend income on our cash, cash equivalents and short-term marketable securities portfolio, foreign currency transaction gains and losses due to the effects of foreign currency fluctuations, and interest expense related to our senior convertible notes.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Revenue
The revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base and the shift to G7, partially offset by mix shift and price associated with the evolution of our channel and product strategy.

Disposable sensor and other revenue comprised approximately 90% of total revenue and Reusable Hardware revenue comprised approximately 10% of total revenue for the three months ended September 30, 2023. Disposable sensor and other revenue comprised approximately 87% of total revenue and Reusable Hardware revenue comprised approximately 13% of total revenue for the three months ended September 30, 2022.

Cost of sales & Gross profit
Cost of sales and gross profit increased primarily due to an increase in sales volume.

The decrease in gross profit margin percentage in the third quarter of 2023 compared to the third quarter of 2022 was primarily driven by the amortization of an intangible asset and price, product, and channel mix changes.

Research and development expense
Research and development expense increased primarily due to $13.6 million in compensation-related costs most notably due to higher headcount.

We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.

Selling, general and administrative expense
Selling, general and administrative expense increased primarily due to $32.2 million in compensation-related costs most notably due to higher headcount and $12.6 million in legal expense primarily related to a patent infringement lawsuit.

Other income (expense), net
Other income (expense), net, increased primarily due to $35.8 million in interest and dividend income on our cash, cash equivalents, and marketable securities portfolio. The increase in interest income was related to a significant increase in market interest rates, as well as an increase in the average invested balances compared to the same period in 2022.

Income tax expense
Our estimated annual effective tax rate from normal, recurring operations decreased from 28.5% to 24.7% during the three months ended September 30, 2023 primarily due to decrease in state and foreign taxes, increase in federal tax credits generated, partially offset by an increase to unrecognized tax benefits and an increase in disallowed executive compensation. There are discrete taxes related to the intra-entity transfer of certain intellectual property and decrease in the state tax rate applied to beginning of year deferred tax assets.

The income tax expense recorded for the three months ended September 30, 2022 was primarily attributable to income tax expense from normal, recurring operations.

YTD Revenue and Gross Margin %
$2,094.6 M
64.1%
$2,587.8 M
63.1%
YTD 2022
YTD 2023
Revenue
Gross Profit Margin %

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
	Nine Months Ended September 30,				2023 - 2022
(In millions, except per share amounts)	2023	% of Revenue (1)	2022	% of Revenue (1)	$ Change	% Change
Revenue	$2,587.8	100%	$2,094.6	100%	$493.2	24%
Cost of sales	955.5	37%	752.8	36%	202.7	27%
Gross profit	1,632.3	63.1%	1,341.8	64.1%	290.5	22%
Operating expenses:
Research and development	369.7	14%	367.9	18%	1.8	—%
Amortization of intangible assets	5.2	—%	5.7	—%	(0.5)	(9)%
Selling, general and administrative	876.6	34%	702.4	34%	174.2	25%
Total operating expenses	1,251.5	48%	1,076.0	51%	175.5	16%
Operating income	380.8	15%	265.8	13%	115.0	43%
Income from equity investments	1.0	—%	0.2	—%	0.8	**
Other income (expense), net	82.4	3%	(8.4)	—%	90.8	**
Income before income taxes	464.2	18%	257.6	12%	206.6	80%
Income tax expense	179.0	7%	8.2	—%	170.8	**
Net income	$285.2	11%	$249.4	12%	$35.8	14%

Basic net income per share	$0.74	**	$0.64	**	$0.10	16%
Diluted net income per share	$0.69	**	$0.60	**	$0.09	15%

(1) The sum of the individual percentages may not equal the total due to rounding.
** Not meaningful

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Revenue
The revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base and the shift to G7, partially offset by mix shift and price associated with the evolution of our channel and product strategy.

Disposable sensor and other revenue comprised approximately 89% of total revenue and Reusable Hardware revenue comprised approximately 11% of total revenue for the nine months ended September 30, 2023. Disposable sensor and other revenue comprised approximately 86% of total revenue and Reusable Hardware revenue comprised approximately 14% of total revenue for the nine months ended September 30, 2022.

Cost of sales & Gross profit
Cost of sales and gross profit increased primarily due to an increase in sales volume.

The decrease in gross profit margin percentage in 2023 compared to 2022 was primarily driven by the amortization of an intangible asset and price, product, and channel mix changes.

Research and development expense
Research and development expense increased primarily due to $26.8 million in compensation-related costs most notably due to higher headcount and various increases to individually insignificant items, partially offset by $16.4 million of lower third party and consulting fees primarily related to software development for new products and significant enhancements and $11.5 million in lower costs related to set-up and validation costs for new CGM equipment.

We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.

Selling, general and administrative expense
Selling, general and administrative expense increased primarily due to $73.9 million in compensation-related costs most notably due to higher headcount, $43.0 million in legal expense primarily related to a patent infringement lawsuit, and $30.7 million in advertising and marketing costs associated with global product launches.

Other income (expense), net
Other income (expense), net, increased primarily due to $90.8 million in interest and dividend income on our cash, cash equivalents, and marketable securities portfolio. The increase in interest income was related to a significant increase in market interest rates, as well as an increase in the average invested balances compared to the same period in 2022.

Income tax expense
The income tax expense recorded for the nine months ended September 30, 2023 is primarily attributable to state and foreign income taxes, nondeductible executive compensation, increases to unrecognized tax benefits, and impact of foreign operations, partially offset by federal tax credits generated. There are discrete taxes related to the intra-entity asset transfer of certain intellectual property, and decrease in the state tax rate applied to beginning of year deferred tax assets, partially offset by excess tax benefits recognized for share-based compensation for employees, net of disallowed executive compensation.

The income tax expense recorded for the nine months ended September 30, 2022 is primarily attributable to income tax expense from normal, recurring operations, partially offset by excess tax benefits recognized for share-based compensation for employees (net of disallowed executive compensation) and the Verily milestone payment, and generation of research and development tax credits.

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

Main Sources of Liquidity
Cash, cash equivalents and short-term marketable securities
Our cash, cash equivalents and short-term marketable securities totaled $3.24 billion as of September 30, 2023. None of those funds were restricted and $3.07 billion (approximately 95%) of those funds were located in the United States.
Cash flow from Operations
For the nine months ended September 30, 2023, we had positive cash flows of $614.9 million from operating activities. We anticipate that we will continue to generate positive cash flows from operations for the foreseeable future.
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
Revolving Credit Agreement
As of September 30, 2023, we had no outstanding borrowings, $7.3 million in outstanding letters of credit, and a total available balance of $192.7 million under the Amended Credit Agreement. We monitor counterparty risk associated with the institutional lenders that are providing the Credit Facility. We currently believe that the Credit Facility will be available to us should we choose to borrow under it. Revolving loans will be available for general corporate purposes, including working capital and capital expenditures. See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for more details on the Revolving Credit Agreement.
Short-term Liquidity Requirements
Our short-term liquidity requirements primarily consist of regular operating costs, interest payments related to our senior convertible notes, capital expenditures for the development of our manufacturing facilities and office spaces, and short-term material cash requirements as described below. As of September 30, 2023, we had a working capital ratio of 2.80 and a quick ratio of 2.40, which indicates that our current assets are more than enough to cover our short-term liabilities. We expect to have significant capital expenditures for the next year to drive our strategic initiative of building out our manufacturing facilities and/or equipment in Malaysia and Ireland and the capacity scale-up in Mesa, Arizona.
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
The outstanding principal related to our 2023 Notes of $124.3 million as of September 30, 2023 and any amount in excess of the principal amount will primarily settle through a combination of cash and stock on or before the maturity date of December 1, 2023.

Long-term Liquidity Requirements
Our long-term liquidity requirements primarily consist of interest and principal payments related to our senior convertible notes, capital expenditures for the development of our manufacturing facilities and office spaces, and long-term material cash requirements as described below. As of September 30, 2023, we had a debt-to-assets ratio of 0.39, which indicates that our total assets are more than enough to cover our short-term and long-term debts. As demand grows for our products, we will continue to expand global operations to meet demand through investments in manufacturing and operations. We expect to meet our long-term liquidity requirements from our main sources of liquidity as described above to support our future operations, capital expenditures, acquisitions, and other liquidity requirements associated with our operations beyond the next 12 months.
As of September 30, 2023, we have outstanding senior convertible notes that will mature in November 2025 and May 2028. However, the outstanding principal of our senior convertible notes could be converted into cash and/or shares of our common stock prior to maturity once certain conditions are met. See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for information on conversion rights prior to maturity.
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
We issued senior convertible notes in November 2018, May 2020, and May 2023. These obligations include both principal and interest for these notes. Although these notes mature in December 2023, November 2025, and May 2028, respectively, they may be converted into cash and/or shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayment of the principal amounts sooner than the scheduled repayment. As of September 30, 2023, we had outstanding letters of credit of $7.3 million for which we cannot forecast with certainty the amount and timing of repayments. See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for further discussion of the terms of our senior convertible notes.
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
As of September 30, 2023, we had $3.24 billion in cash, cash equivalents and short-term marketable securities, which is an increase of $784.1 million compared to $2.46 billion as of December 31, 2022.
The primary cash flows during the nine months ended September 30, 2023 and September 30, 2022 are described below. See the consolidated financial statements in Part I, Item 1 of this Quarterly Report for complete consolidated statements of cash flows for these periods.

Nine Months Ended
		September 30, 2023		September 30, 2022
Operating Cash Flows	+	$285.2 million of net income, $68.4 million of net non-cash adjustments, and a net increase of $261.3 million in changes of working capital balances	+	$249.4 million of net income and $194.9 million of net non-cash adjustments, and a net increase of $92.7 million in changes of working capital balances
		Net non-cash adjustments were primarily related to share-based compensation and depreciation and amortization.		Net non-cash adjustments were primarily related to share-based compensation and depreciation and amortization.

Investing Cash Flows	-	$719.5 million in net purchases of marketable securities	-	$301.3 million in capital expenditures
	-	$184.1 million in capital expenditures	-	$12.5 million in purchases of equity investments
	-	19.5 million in purchases of equity investments	-	$9.9 million in net purchases of marketable securities
			-	$3.9 million in acquisitions, net of cash acquired

Financing Cash Flows	+	$1.23 billion in proceeds from issuance of senior convertible notes, net of issuance costs	+	$22.5 million in proceeds from issuance of common stock under our employee stock plans
	+	$26.6 million in proceeds from issuance of common stock under our employee stock plans	-	$557.7 million in purchases of treasury stock
	-	$650.5 million in payments for conversions of senior convertible notes	-	$14.6 million in payments for financing leases
	-	$188.7 million in purchases of treasury stock
	-	$101.3 million in purchases of capped call transactions

Contractual Obligations
We presented our contractual obligations as of December 31, 2022 in Note 6 “Leases and Other Commitments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There were no significant changes to our lease obligations during the nine months ended September 30, 2023. As of September 30, 2023, we had approximately $420.3 million of open purchase orders and contractual obligations in the ordinary course of business, the majority of which are due within one year. See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report for conversion activity related to our senior convertible notes.

Recent Accounting Guidance
For a description of recently issued accounting pronouncements and the potential impact on our consolidated financial statements, if any, see Note 1 “Organization and Significant Accounting Policies” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2023. See Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a detailed discussion of our market risks.

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Regulations under the Exchange Act require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act, is accumulated and timely communicated to management, including our Chief Executive Officer and Chief Financial Officer, recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures. Based on their evaluation as of September 30, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date for this purpose.
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
Between June 2021 through the nine months ended September 30, 2023, we and certain Abbott Diabetes Care, Inc. (“Abbott”) entities have served complaints against each other in multiple jurisdictions, including in the United States (United States District Court ("U.S.D.C.”), District of Delaware), the United Kingdom (Business and Property Courts of England and Wales), France (United Patent Court (“UPC”) in Paris), Spain (Commercial Courts of Barcelona) and Germany (National Courts (“N.C.”) of Munich, Mannheim, Dusseldorf and Hamburg and the UPC in Munich), primarily involving claims of patent infringement, invalidity and other patent related actions. In June and July of 2021, we initiated patent infringement litigation against Abbott in the United States (U.S.D.C., Western District of Texas) and Germany (N.C. in Mannheim) and filed additional patent infringement actions in May 2023 in Germany (N.C. in Munich) over certain of Abbott's continuous glucose monitoring products. In July and August 2023, we initiated patent infringement litigation in France and Germany in the UPC and in Spain (Commercial Courts of Barcelona).
Between July 2021 through the nine months ended September 30, 2023, Abbott initiated patent infringement litigation against Dexcom in multiple jurisdictions, including the United States (U.S.D.C., Delaware), the United Kingdom (Business and Property Courts of England and Wales), and in Germany (N.C. in Mannheim, Dusseldorf and Hamburg) over certain of Dexcom's continuous glucose monitoring products. In response to the lawsuits initiated by Abbott in the United Kingdom, Dexcom also filed patent infringement counterclaims in that jurisdiction. Three trials on liability have already been conducted in the United Kingdom. On October 18, judgment was handed down in favor of Dexcom in one of these trials. The parties are awaiting rulings on the remaining two. Dexcom and Abbott seek injunctive relief and monetary damages as a result of their respective claims.
In December 2021, Abbott filed a breach of contract lawsuit against Dexcom in the U.S.D.C., District of Delaware alleging that Dexcom breached the parties' Settlement and License Agreement dated July 2, 2014 (“SLA”). The U.S.D.C., District of Delaware consolidated Abbott’s breach of contract lawsuit with Dexcom’s patent infringement lawsuit which had been transferred from the U.S.D.C., Western District of Texas. Dexcom asserted counterclaims that Abbott also breached the SLA. A jury trial on Abbott’s breach of contract claims commenced on July 10, 2023. On July 14, 2023, the jury verdict determined that Abbott was not licensed to thirteen claims of certain Dexcom patents and that Abbott was licensed to five claims. Dexcom’s patent infringement claims in Delaware are stayed until November 10, 2023, at which point the U.S. Patent and Trademark Office will have issued its final written decisions on certain patents involved in the lawsuit. We will continue to enforce the remaining claims of the patents asserted in Delaware.
Abbott’s patent infringement action against Dexcom is currently scheduled for trial in the U.S.D.C., District of Delaware on March 11, 2024. In the lead up to trial, the U.S.D.C., District of Delaware invalidated one of Abbott’s patents and Abbott dropped four other patents from the litigation.
Commencing in December 2023, Abbott has several patent infringement hearings against Dexcom in the National Court in Hamburg and Munich wherein Abbott is seeking damages and injunctive relief. In March and April of 2024, Dexcom has several patent infringement hearings in Munich against Abbott, wherein Dexcom is seeking damages and injunctive relief.
Due to uncertainty surrounding patent litigation procedures initiated by Dexcom and Abbott throughout multiple jurisdictions, we are unable to reasonably estimate the ultimate outcome of any of the litigation matters at this time. We intend to protect our intellectual property and defend against Abbott’s claims vigorously in all of these actions.
We do not believe we are party to any other currently pending legal proceedings, the outcome of which could have a material adverse effect on our business, financial condition, or results of operations. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, financial condition, or results of operations.

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
•We are subject to risks associated with public health issues, including pandemics, which could have a material adverse effect on our business, financial condition and results of operations.
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
As of September 30, 2023, the eight largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. In addition, we have negotiated contracted rates with all of those third-party payors for the purchase of our current CGM systems by their members. Nevertheless, coverage and reimbursement-related barriers remain. Among other things, people with diabetes without insurance that covers our products bear the entire financial cost of using our products. In addition, in the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors, which may be perceived as more advantageous for consumers. Further, while many third-party payors have adopted some form of coverage policy on CGM devices, in a sizeable percentage of cases, under durable medical equipment benefits, those coverage policies frequently are restrictive and require significant medical documentation and other requirements in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. Moreover, it is not uncommon for governmental, including federal and/or state, agencies and their contractors to conduct periodic routine billing and compliance reviews that may entail extensive documentation requests, cooperation with which may require significant time and resources, and may result in identification of overpayments that may need to be refunded. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them.
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
•the introduction and market acceptance of new drug therapies for the treatment and management of diabetes;
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
Our distribution agreements with AmerisourceBergen, Byram and affiliates, Cardinal Health and affiliates (including Edgepark Medical Supplies), and McKesson, our most significant wholesalers and distributors, each generated 10% or more of our total revenue during the nine months ended September 30, 2023. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our financial results and operating performance.
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
Our operations in countries outside the United States, which accounted for approximately 28% of our revenue for the nine months ended September 30, 2023, are accompanied by certain financial and other risks. In addition to our offices with manufacturing and administrative and operations in countries throughout the world, we intend to continue to pursue growth opportunities in sales outside the United States, especially in Asia and Europe. Additionally, we may increase our use of administrative and support functions from locations outside the United States. These business activities could expose us to greater risks associated with our sales and operations.
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
For instance, in the European Union, increasingly stringent data protection and privacy rules that have and will continue to have substantial impact on the use of patient data across the healthcare industry became effective in May 2018. The GDPR applies across the European Union and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR fine framework can be up to 20 million euros, or up to 4% of the company’s total global turnover of the preceding fiscal year, whichever is higher. The GDPR also requires companies processing personal data of individuals residing in the European Union to comply with EU privacy and data protection rules, even if the company itself does not have a physical presence in the European Union. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities. Due to the strong consumer protection aspects of the GDPR, companies subject to its purview are allocating substantial legal costs to the development of necessary policies and procedures and overall compliance efforts. Data transfer risk remains a potential issue as certain Data Protection Authorities continue to raise concerns about the transfer of data to the United States. Though a new framework to permit cross-border transfers - the EU-US Data Privacy Framework - came into effect in 2023, it may be challenged as well. We expect continued costs associated with maintaining compliance with GDPR into the future, and these provisions as interpreted by EU agencies, could negatively impact our business, financial condition and results of operations.

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
In November 2020, the OIG published a Special Fraud Alert addressing manufacturer Speaker Programs, signaling both a more narrow government view of AKS compliance with respect to such programs as well as the potential for increased enforcement in this space by government oversight agencies such as the OIG and DOJ. In March, 2022, the Advanced Medical Technology Association, or AdvaMed, announced revisions to its Code of Ethics on Interactions with Health Care Professionals, or Code. The revised Code, effective June, 2022, addressed concerns noted in the OIG’s Special Fraud Alert, addressing things like virtual meetings, speaker programs and alcohol at events. The revised Code also addresses value-based care arrangements. We continue to assess industry responses to the Special Fraud Alert and have and may continue to make modifications to certain aspects of our speaker programs, which may have a detrimental impact on our ability to educate healthcare providers about our products and to promote use of our products, and which may in turn lead to decreased product sales and negatively impact our business, financial condition and results of operations.
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
Third parties have asserted, and may assert, infringement or misappropriation claims against us with respect to our current or future products. We are aware of numerous patents issued to third parties that may relate to aspects of our business, including the design and manufacture of CGM sensors and membranes, as well as methods for continuous glucose monitoring. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of such third parties or others. Our competitors may assert that our CGM systems or the methods we employ in the use of our systems are covered by U.S. or foreign patents held by them. We have in the past settled some such allegations and may need to do so again in the future. This risk is exacerbated by the fact that there are numerous issued patents and pending patent applications relating to self-monitored glucose testing systems in the medical technology field. Because patent applications may take years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our products infringe. There could also be existing patents of which we are unaware that one or more components of our system may inadvertently infringe. As the number of competitors in the market for CGM systems grows, the possibility of patent infringement by us or a patent infringement claim against us increases. If we are unable to successfully defend any such claims as they may arise or enter into or extend settlement and license agreements on acceptable terms or at all, our business operations may be harmed. We have been involved in various patent infringement actions in the past. For example, in July 2014, we entered into a Settlement and License Agreement with Abbott to settle all pending patent infringement legal proceedings brought by Abbott against us, which expired on March 31, 2021. Since the expiration of that agreement, we and certain Abbott entities have served complaints for patent infringement, validity, and other patent-related actions against each other in multiple jurisdictions, inside and outside the United States. We intend to vigorously pursue our claims and defenses in these cases to protect our intellectual property and to defend against Abbott’s infringement allegations. See “Legal Proceedings” in Part II, Item 1 above for more information.
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
•sales and marketing and manufacturing expenses associated with the commercialization of our CGM systems; and
•expansion of our workforce.
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
We record compensation expense in the consolidated statements of operations for share-based payments, such as restricted stock units and employee stock purchase plan shares, using the fair value method. The requirements of the authoritative guidance for share-based payment have and will continue to have a material effect on our future financial results reported under U.S. generally accepted accounting principles, or GAAP, and make it difficult for us to accurately predict the impact on our future financial results.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future, especially as our business continues to grow and our business plan continues to evolve. From January 1, 2023 through September 30, 2023, the closing price of our common stock on the Nasdaq Global Select Market was as high as $137.93 per share and as low as $86.06 per share.
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
•general economic conditions;
•regulatory actions;
•legislation and political conditions;
•global health pandemics, such as the recent COVID-19 pandemic; and
•other events or factors, including the, ongoing conflicts in Ukraine and Israel, recessions, rising interest rates, inflation, local and national elections, international currency fluctuations, corruption, political instability and acts of war or terrorism.
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
•our Board of Directors is divided into three classes, only one of which is elected each year (however, over a three year period beginning with the 2022 annual meeting of stockholders the Board will be declassified and by the conclusion of this process all directors will be elected annually); and
•we require advance notice for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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
In June 2023, we entered into the First Amendment to our Second Amended and Restated Credit Agreement, or the Amended Credit Agreement, with JPMorgan Chase and other syndicate lenders, which amended and restated the credit agreement, or the Credit Agreement, we had previously entered into in December 2018 and amended in May 2020 and October 2021, respectively. The Amended Credit Agreement is a five-year $200.0 million revolving credit facility, or the Credit Facility. As of September 30, 2023, we had no outstanding borrowings, $7.3 million in outstanding letters of credit, and a total available balance of $192.7 million under the Amended Credit Agreement.
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
The Amended Credit Agreement imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of September 30, 2023, we were in compliance with the covenants imposed by the Amended Credit Agreement. If we violate these or any other covenants, any outstanding amounts under the Amended Credit Agreement could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
None.

ITEM 5 - OTHER INFORMATION
Trading Plans
During the three months ended September 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Character of Trading Arrangement
Name	Title	Action	Action Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date(1)
Michael Brown	Executive Vice President, Chief Legal Officer	Termination(2)	8/29/2023	X		3,612	12/15/2023
Michael Brown	Executive Vice President, Chief Legal Officer	Adoption(2)	8/29/2023	X		Up to 14,463(3)	8/30/2024
Nicholas Augustinos	Director	Adoption	9/15/2023	X		Up to 7,648	9/15/2024

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
(1) Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table.

(2) Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan adopted on 12/15/2022 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), as then in effect, under the Exchange Act.

(3) The number of shares of common stock sold under the Rule 10b5-1 trading arrangement will be net of shares withheld for applicable tax obligations upon the vesting of covered securities and is not yet determinable.

Each new Rule 10b5-1 Plan that was adopted in the above table includes a representation from Messrs. Brown and Augustinos, respectively, to the broker administering the plan that he was not in possession of any material nonpublic information regarding Dexcom or the securities subject to the Rule 10b5-1 Plan at the time the Rule 10b5-1 Plan was entered into. A similar representation was made to Dexcom in connection with the adoption of the Rule 10b5-1 Plan under Dexcom’s insider trading policy. Those representations were made as of the Adoption Date set forth above, and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which the directors and officers was unaware, or with respect to any material nonpublic information acquired by the above directors and officers or Dexcom after the date of the representation.
Once executed, transactions under a Rule 10b5-1 Plan adopted during the period described above will be disclosed publicly through Form 4 and/or Form 144 filings with the SEC in accordance with applicable securities laws, rules, and regulations. Except as may be required by law, Dexcom does not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by Messrs. Brown and Augustinos, respectively, or other officers or directors of Dexcom.

ITEM 6 - EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

10.01*	Amendment Number Sixteen to Amended and Restated Non-Exclusive Distribution Agreement, dated September 1, 2023, by and between DexCom, Inc. and Byram Healthcare Centers, Inc.	—	—	—	—	X

10.02*	Amendment Number Thirteen to Non-Exclusive Distribution Agreement, dated September 1, 2023, by and between DexCom, Inc. and RGH Enterprises, LLC.	—	—	—	—	X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

32.02**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted in Inline XBRL					X

*	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Dexcom specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXCOM, INC. (Registrant)

Dated:	October 26, 2023	By:	/s/ KEVIN R. SAYER
Kevin R. Sayer, Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Dated:	October 26, 2023	By:	/s/ JEREME M. SYLVAIN
Jereme M. Sylvain, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)