Form 10-K
period 2023-12-31
DEXCOM INC
filed 2024-02-08
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
(Address of principal executive offices, including zip code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $49.4 billion based on the closing sales price of $128.51 per share as reported on the Nasdaq Global Select Market on that date. Shares held by persons who may be deemed affiliates have been excluded. This determination of affiliate status with respect to the foregoing calculation is not a determination for other purposes.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2024
Common stock, $0.001 par value per share	385,515,421

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III, Items 10 through 14 of this Annual Report on Form 10-K, as specified in the responses to those item numbers, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

DexCom, Inc.
Table of Contents

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Except for historical financial information contained herein, the matters discussed in this Annual Report on Form 10-K may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding our operations, financial condition and prospects, and business strategies, and are based on management’s current intent, beliefs, expectations, and assumptions. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties and other factors, some of which are beyond our control; actual results could differ materially from those indicated or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to: (i) that the information is of a preliminary nature and may be subject to further adjustment; (ii) those risks and uncertainties identified under “Risk Factors”; and (iii) the other risks detailed from time-to-time in our reports and registration statements filed with the Securities and Exchange Commission, or the SEC. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.

Corporate Information
The mailing address of our headquarters is 6340 Sequence Drive, San Diego, California, 92121, and our telephone number at that location is (858) 200-0200. Our website address is located at dexcom.com and our investor relations website is located at investors.dexcom.com. We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The reports are also available at www.sec.gov.
We announce material information to the public about us, our products, and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, presentations, webcasts, and our investor relations website in order to achieve broad, non-exclusionary distribution of information to the public and to comply with our disclosure obligations under Regulation FD. We also routinely post important information for investors on our website noted above, and we may use this website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investor Relations portion of our website noted above. Also available on our website are printable versions of our Audit Committee charter, Compensation Committee charter, Nominating and Governance Committee charter, Technology Committee charter, Corporate Governance Guidelines and Code of Conduct and Business Ethics. Stockholders may request copies of these documents by mail or telephone, at the address or phone number provided above. Except as expressly set forth in this Annual Report on Form 10-K, the contents of our website is not incorporated by reference into, or otherwise to be regarded as part of, this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website is intended to be inactive textual references only.
The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and review the information disclosed through such channels.
"Dexcom", “Dexcom Clarity”, and “Dexcom One”, and other trademarks of ours appearing in this report are our property. Other service marks, trademarks and trade names referred to in this Form 10-K are the property of their respective owners.

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
•We are subject to cost-containment efforts by third-party payors that could result in reduced product pricing and/or sales of our products and cause a reduction in revenue.
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
•If we are unable to successfully complete the pre-clinical studies or clinical trials necessary to support additional premarket approval, or PMA, de novo, or 510(k) applications or supplements, we may be unable to commercialize our CGM systems under development, which could impair our business, financial condition and operating results.
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
For the G6, the sensor is inserted by the user and is intended to be used continuously for up to 10 days, after which it may be replaced with a new disposable sensor. Our transmitter is reusable until it reaches the end of its use life, labeled as three months. Our receiver is also reusable. As we continue to establish an installed base of customers using our products, we expect to generate an increasing portion of our revenues through recurring sales of our disposable sensors.
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
Dexcom G7®
In March 2022, we obtained CE Mark approval for G7. In December 2022, we obtained marketing authorization from the FDA for the G7 via the 510(k) review process. Like the G6, the G7 is an iCGM, is classified as a Class II device by the FDA, and is subject to special controls. The glucose value algorithm, ability to communicate with approved display and mobile devices, and compatibility with CLARITY® are all substantially equivalent in technical performance and capability to the G6. In the United States, the G7 is covered by Medicare and Medicaid in the majority of states and by commercial insurers, subject to satisfaction of certain eligibility and coverage criteria for individuals with both Type 1 and Type 2 diabetes.
Dexcom G7 is cleared in the United States for all people with diabetes ages two years and older, giving more people than ever access to a powerfully simple diabetes management solution. With an overall Mean Absolute Relative Difference, or MARD, of 8.2%, as well as 94.1% of values within 20% of their comparator, Dexcom G7 is the most accurate CGM cleared by the FDA and is clinically proven to lower A1C (a blood test that provides information about average levels of blood glucose, over the prior three months), reduce hyper- and hypoglycemia, and increase time in range.
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
•New indications for use. Indicated in the United States for wear on the back of the upper arm for ages 2 years and older or the upper buttocks for ages 2-6 years old.
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
Dexcom Stelo®
We are pursuing regulatory approvals for Dexcom Stelo, our first product designed specifically for people with type 2 diabetes who do not use insulin and are not at risk for hypoglycemia. Stelo was submitted for FDA review in the fourth quarter of 2023.
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
In November 2023, we obtained CE Mark approval for Dexcom ONE+. This updated version of our Dexcom ONE system builds upon the software experience of Dexcom ONE with certain additional features, while allowing customers to adopt the all-in-one wearable technology of our G7 CGM system.
Data and Insulin Delivery Collaborations
We have entered into multiple collaboration agreements that leverage our technology platform to integrate our CGM products with insulin delivery systems. The general purpose of these development and commercial relationships is to integrate our technology into the insulin pump or pen product offerings of the respective partner, enabling the partner’s insulin delivery device to receive and display glucose readings from our transmitter and, in some cases, use the glucose readings for semi-automated insulin delivery. We have existing insulin delivery partnerships, and we are also working with other companies that are pursuing varying strategies surrounding semi-automated insulin delivery and data analytics to improve outcomes and ease-of-use in diabetes management.
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
In consideration of Verily’s performance of its obligations under the joint development plan of the Restated Collaboration Agreement, the licenses granted to us and the amendment of the original agreement, we have made upfront, incentive, product regulatory approval milestone payments, and a sales-based milestone payment. In the future, we may make a potential additional milestone payment for a future sales-based milestone. At our election, we may make these payments in shares of our common stock or cash. If we elect to make a milestone payment in cash, any such cash payment would be equal to the number of shares that would otherwise be issued for the given milestone payment multiplied by the value of our stock on the date the relevant milestone is achieved, adjusted for stock splits, dividends, and the like. We intend to pay the remaining sales-based contingent milestone in shares of our common stock. See Note 2 “Development and Other Agreements” to the consolidated financial statements in Part II, Item 8 of this Annual Report and Exhibit 10.14 of this Annual Report on Form 10-K for a further description of the Restated Collaboration Agreement, including the number of shares of stock for milestone payments.

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
The International Diabetes Federation, or IDF, estimates that in 2021, 537 million adults (aged 20-79) around the world had diabetes. IDF estimates that by 2045, the worldwide incidence of people suffering from diabetes will reach 783 million. According to the Centers for Disease Control and Prevention, or CDC, in its National Diabetes Statistics Report, 2023, or the 2023 CDC Report, crude estimates for the prevalence of diabetes in the United States as of 2021 include 38.4 million people with diabetes, of which 29.7 million people have diagnosed diabetes.
This growing diabetes prevalence and its associated health outcomes also result in sobering economic burdens for global health systems. According to the American Diabetes Association, or ADA, one in every four healthcare dollars was spent on treating people with diabetes in 2022, and the direct medical costs and indirect expenditures attributable to diabetes in the United States were an estimated $413 billion, an inflation-adjusted increase of approximately 35% since 2012. Of the $413 billion in overall expenses, the ADA estimated that approximately $307 billion were direct costs associated with diabetes care, chronic complications and excess general medical costs, and $106 billion were indirect costs. The ADA also found that in 2022, average medical expenditures among people with diagnosed diabetes were 2.6 times higher than for people without diabetes. According to the IDF, 2021 expenditures attributable to diabetes were estimated to be $966 billion globally, an increase of 27% from their previous estimate in 2019.
Type 1 Diabetes
According to the 2023 CDC Report, as of 2021 there were an estimated 2.0 million adults and youth with diagnosed Type 1 diabetes in the United States. Type 1 diabetes is an autoimmune disorder that usually develops during childhood and is characterized by an absence of insulin, resulting from destruction of the insulin producing cells of the pancreas. Individuals with Type 1 diabetes must rely on frequent insulin injections in order to regulate and maintain blood glucose levels.
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

Single Day Continuous Data

Glucose (mg/dl)
340
320
300
280
260
240
220
200
180
160
140
120
100
80
60
40
20
0
OVER 4 HOURS ABOVE
210 BEFORE SMBG*
ABOVE 140 FOR
13.5 HOURS
Target Glucose Range
DANGEROUS LOW
FOR 1 HOUR
0
2
4
6
8
10
12
14
16
18
20
22
24
Time (hours)

*As compared to Self Monitoring of Blood Glucose (SMBG). Illustrative example.

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
Our current target market consists primarily of people with Type 1 and Type 2 diabetes who utilize insulin therapy as well as certain non-insulin using people with diabetes that struggle with hypoglycemia. We also believe that our CGM systems are beginning to have a positive impact on the broader Type 2 population that does not utilize insulin or have hypoglycemia risk, a group that we estimate to be greater than 25 million people in the United States alone. We are extending our commercial efforts for this population through several channels, including through strategic partnerships. In the future, we plan to expand our product offering to people who are pregnant and cleared/approved indications to address people with pre-diabetes, people who are obese, and people in the hospital setting. Although the majority of our revenue has been generated in the United States, we have expanded our operations to include additional markets in North America, Africa, Asia Pacific, Europe, Latin America and the Middle East.
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
•Supporting innovation through technology integration partnerships.
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
Receiver and Transmitter Technology
Our current CGM systems wirelessly transmit information from the transmitter to our receiver or to a compatible mobile device. We have developed technology for reliable transmission and reception and have consistently demonstrated a high rate of successful transmissions from transmitter to receiver or compatible mobile device in our clinical trials. Our receiver or the mobile device, via our apps, then displays both real-time and trended glucose values, and provides alerts and alarms. We have used our extensive database of continuous glucose data to create and refine software, algorithms and other technology for the display of data to customers.
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
Direct-to-consumer (DTC) marketing is one of our key initiatives to increase awareness of our CGM systems and drive new leads for people with diabetes to our website. In jurisdictions where DTC marketing is permitted, we currently focus on reaching people with Type 1 and people with Type 2 diabetes who use insulin. We advertise on television, in print, digital and video media, CRM, offer sponsorships, host or participate in diabetes related events, conduct public relations and maintain a brand ambassador program.
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
Several companies are developing or commercializing products for continuous or periodic monitoring of glucose levels in the interstitial fluid under the skin that compete directly with our products. We have competed with Abbott and their Libre family of CGM products for many years. Medtronic markets and sells a standalone glucose monitoring product called Guardian Connect, both internationally and in the United States, and a disposable CGM system called Simplera in international markets.
Medtronic and other third parties have developed or are developing, insulin pumps integrated with continuous glucose monitoring systems that provide, among other things, the ability to suspend insulin administration while the user’s glucose levels are low and to automate basal or bolus insulin dosing. Likewise, Abbott Diabetes Care has received FDA clearance to integrate certain versions of their Libre sensors into automated insulin delivery systems and is pursuing such integrations with third-party insulin delivery devices.
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

Manufacturing
We currently manufacture our products at our headquarters in San Diego, California and at our manufacturing facilities in Mesa, Arizona and Penang, Malaysia, where we collectively have approximately 65,900 square feet of laboratory space and approximately 155,700 square feet of controlled environment rooms. In 2023, we completed the initial phase of construction of our new facility in Malaysia and commenced commercial manufacturing. We are also expanding our facility in Mesa, Arizona to scale up manufacturing capacity and plan to begin construction of a new facility in Ireland. We anticipate that the new facilities and the Mesa capacity scale-up will add substantial manufacturing capacity.
There are technical challenges to increasing manufacturing capacity, finding or enhancing new manufacturing facilities capable of meeting regulatory requirements, government licensure of manufacturing facilities, equipment design and automation, material procurement, problems with production yields, and quality control and assurance. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. We have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts, however we cannot guarantee that supply will not be constrained going forward. Additionally, the production of our continuous glucose monitoring systems must occur in a highly controlled and clean environment to minimize particles and other yield- and quality-limiting contaminants. Developing and maintaining commercial-scale manufacturing facilities has and will continue to require the investment of substantial additional funds and the hiring and retention of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience.
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
We purchase certain components and materials used in manufacturing from single sources due to quality considerations, costs or constraints resulting from regulatory or other requirements. As of December 31, 2023, those single sources include suppliers of application-specific integrated circuits used in our transmitters, seals used for the applicator and certain polymers used to synthesize polymeric membranes for our sensors. For additional information, please see our Risk Factor entitled, “We depend upon third-party suppliers and outsource to other parties, making us vulnerable to supply disruptions, suboptimal quality, non-compliance and/or price fluctuations, which could harm our business.”

Third-Party Coverage and Reimbursement
As a medical device company, coverage and reimbursement from Medicare, Medicaid or other governmental healthcare programs or systems, and private third-party healthcare payors is an important element of our success. Medicare covers the CGM system, which includes supplies necessary for the use of the device, under the Durable Medical Equipment, or DME, benefit category. Previously, Medicare coverage for CGM was only available to Medicare patients who take at least three doses of insulin a day, limiting CGM reimbursement for Medicare beneficiaries with intensive Type 1 and 2 diabetes. The Local Coverage Determination, or LCD, that the Centers for Medicare & Medicaid Services released in April 2023 extends Medicare CGM coverage to all patients using insulin. Further, the LCD also allows coverage for patients not taking insulin if the patient has a history of problematic hypoglycemia. We also have coverage under certain international markets and Medicaid coverage in approximately 45 states.
As of December 31, 2023, the eight largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with all of those third-party payors for the purchase of our current CGM systems by their members. We have personnel with reimbursement expertise to assist customers in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have continued our efforts to create and liberalize coverage policies with third-party payors, including obtaining reimbursement for our products under pharmacy benefits and for more people with diabetes.
For additional information on third-party reimbursement, please see our see Risk Factors in the section entitled “Risks Related to Pricing and Reimbursement.”

Intellectual Property
Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patents, copyrights, trademarks, trade names, trade secrets, nondisclosure agreements and other measures to establish and protect our proprietary rights.
Our patent portfolio includes numerous issued and pending patent applications in the U.S. and other parts of the world, which in the aggregate, we believe to be of material importance in the operation of our business. U.S. patents, as well as most foreign patents, are generally effective for 20 years from the date the earliest application was filed. In some cases, the patent term may be extended. Our issued patents as of December 31, 2023 are set to expire over a range of years, from 2024 with respect to some of our earlier patents, to 2042, subject to any extensions. We also have various registered U.S. trademarks, registered European Community trademarks, and many other trademark registrations and pending trademark applications around other parts of the world. In addition, we have entered into exclusive and non-exclusive licenses in the ordinary course of business relating to a wide array of technologies or other intellectual property rights or assets.
Our patents and patent applications seek to protect aspects of our core membrane and sensor technologies and our product concepts for continuous glucose monitoring. We believe that our patent position provides us with sufficient rights to protect our current and proposed commercial products. However, our patent applications may not result in issued patents, and any patents that have been issued or might be issued may not protect our intellectual property rights. Furthermore, we operate in an industry characterized by extensive patent litigation, and our patents may not be upheld if challenged. Any patents issued to us may be challenged by third parties as being invalid or unenforceable, and patent litigation may result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products or result in significant royalty payments in order to continue selling the products. Third parties may also independently develop similar or competing technology that avoids our patents. The steps we have taken may not prevent the misappropriation of our intellectual property, particularly in international countries where the laws may not protect our proprietary rights as fully as in the United States. We also face risks associated with intellectual property infringement.
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
•Listen – We believe in listening to our customers and our employees. We have launched a number of programs to advocate for individuals living with diabetes and we support our employees and their families through a number of benefit programs that are available. In addition, we seek to promote diversity, practice fairness, and treat everyone with respect and dignity.
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
The Nominating and Governance Committee of the Board of Directors oversees and reviews Dexcom’s risks, opportunities, strategies, programs, policies, practices, measures, objectives and performance relating to corporate sustainability matters. Our management-level Corporate Sustainability Steering Committee, which is comprised of the functional leads from our Commercial, Operations, Human Capital, Finance and Legal departments, is responsible for, among other things, setting the overall strategy with respect to corporate sustainability matters (subject to direction from the Chief Executive Officer and oversight of the Nominating and Governance Committee), establishing programs, policies and practices relating to corporate sustainability matters (“Dexcom’s Corporate Sustainability Program”) and overseeing and monitoring the implementation of Dexcom’s Corporate Sustainability Program. The Corporate Sustainability Steering Committee reports to our Chief Executive Officer and provides periodic updates regarding our corporate sustainability programs, policies and practices to the Nominating and Governance Committee of our Board of Directors.
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
Also, the FDA may require us to conduct post-market surveillance studies or order us to establish and maintain a system for tracking our products through the chain of distribution to the patient level. The FDA and the Food and Drug Branch of the California Department of Health Services and other applicable government regulatory agencies enforce regulatory requirements by conducting periodic, unannounced inspections and market surveillance. Inspections may include the manufacturing facilities of our subcontractors.
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
Health Insurance Portability and Accountability Act of 1996 (HIPAA). The Health Insurance Portability and Accountability Act of 1996, as amended by the American Recovery and Reinvestment Act of 2009, and implementing regulations, collectively HIPAA, created two federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs, or integrity oversight and reporting obligations to resolve allegations of non-compliance. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.
HIPAA and Other U.S. Privacy Laws and Regulations. Numerous federal and state laws, rules and regulations govern the collection, dissemination, use, privacy, security and confidentiality of personal information. HIPAA, in addition to the criminal powers above, extensively regulates the use and disclosure of individually identifiable health information, through the Privacy, Security, and Breach Notification Rules. HIPAA requires covered entities, including health plans and most health care providers, to implement administrative, physical and technical safeguards to protect the privacy and security of covered information (known as “protected health information”) and sets limits and conditions on the uses and disclosures that may be made of such information without the authorization of the relevant individual. HIPAA’s Security Rule and certain provisions of the HIPAA Privacy Rule and Breach Notification Rule apply to business associates of covered entities (i.e., entities that provide services to covered entities that may require access and use of protected health information on behalf of covered entities), and business associates are subject to direct liability for violation of these rules. In addition, a covered entity may be subject to criminal and civil penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. Covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay and notification must also be made to the U.S. Department of Health & Human Services, Office for Civil Rights (OCR) and, in certain situations involving large breaches, to the media. The OCR enforces the HIPAA Rules and performs compliance audits and investigations. In addition to enforcement by OCR, HIPAA authorizes state attorneys general to bring civil actions seeking either injunction or damages in response to HIPAA violations that impact state residents.
On December 1, 2022, OCR issued a bulletin on the requirements under HIPAA for online tracking technologies (e.g., cookies, pixels) to protect the privacy and security of health information. This bulletin outlined OCR’s position on the use of online tracking technology vendors, when certain information received by such vendors constitutes protected health information under HIPAA, and accordingly, when business associate agreements must be executed between covered entities, like us, and such vendors. We are a covered entity under HIPAA because we are a health care provider that engages in certain electronic standard transactions. In certain circumstances, we may also be a business associate of another covered entity or of another business associate. We have assessed our responsibilities under the bulletin and undertaken a number of initiatives to support our compliance with HIPAA and other requirements relating to online tracking technologies, including updates to our cookie banners and preference center. These steps are in addition to measures we had taken previously and we continue to evaluate our compliance with applicable laws and adjust our practices to address developments in the field over time. The HIPAA Rules impose and will continue to impose significant costs on us in order to comply with these standards.
There are numerous other laws, regulations and legislative and regulatory initiatives at the federal and state levels addressing privacy and security of personal information. We also remain subject to federal and state privacy-related laws that may be more restrictive or contain different requirements than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, the Federal Trade Commission, or FTC, uses its consumer protection authority to initiate enforcement actions against companies relating to their use and disclosure of personally identifiable information. Specifically, FTC has asserted authority and issued enforcement actions in response to actual or perceived unfair or deceptive practices by a company in the handling of consumer information. The FTC has also pursued enforcement actions against companies for violations of its Health Breach Notification Rule and the Children’s Online Privacy Protection Act. Our use of personal information is also subject to our published privacy policies and notices.
Further, certain states have proposed or enacted legislation that will create new data privacy and security obligations for certain entities. These laws include, for example, the California Consumer Privacy Act, or CCPA, which came into effect January 1, 2020 and was amended and expanded by the California Privacy Rights Act, or CPRA, which came into effect on January 1, 2023; the Virginia Consumer Data Protection Act, effective as of January 1, 2023; the Colorado Privacy Act and the Connecticut Data Privacy Act, both effective as of July 1, 2023; the Utah Consumer Privacy Act, effective as of December 31, 2023; the Washington My Health My Data Act and Nevada Senate Bill 370, both effective as of March 31, 2024; the Oregon Consumer Privacy Act, the Texas Data Privacy and Security Act, and the Florida Digital Bill of Rights, all effective as of July 1, 2024; the Montana Consumer Data Privacy Act, effective as of October 1, 2024; the Delaware Personal Data Privacy Act, effective as of January 1, 2025; the Iowa Act Relating to Consumer Data Protection, effective as of January 1, 2025; the Tennessee Information Protection Act, effective as of July 1, 2025; and the Indiana Consumer Data Protection Act, effective as of January 1, 2026. Several other states have enacted, or are proposing to enact, their own comprehensive privacy laws. Among other things, these state-specific laws create new data privacy obligations for covered companies and provide new privacy rights to state residents, including the right to opt out of certain disclosures of their information. A particular focus of legislatures appears to be consumer health data which is not subject to HIPAA, as evidenced by passage of the Washington My Health My Data Act and Nevada Senate Bill 370. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach, and other laws, such as the Telephone Consumer Privacy Act and the Washington My Health My Data Act, also have private rights of action for violations. Regulations implementing the California and Colorado laws have been published (in draft form for California, and final form for Colorado), but many questions remain as to how all of the new statutes will be interpreted and enforced. The effects of state data protection laws are significant and have required us to modify our data processing practices. They may also cause us to incur substantial costs and expenses to ensure ongoing compliance, particularly given our base of operations in California. Various U.S. state laws and regulations may also require us to notify affected individuals and state agencies in the event of a data breach involving individually identifiable information.
In addition to the laws discussed above, we may see more stringent state and federal privacy legislation passed in 2024 and beyond, as the increased cyber-attacks during recent international conflicts have once again put a spotlight on data privacy and security in the U.S. and other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations.
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
Physician Payment Sunshine Act. Pursuant to the Patient Protection and Affordable Care Act that was signed into law in March 2010, the federal government enacted the Physician Payment Sunshine Act. As a manufacturer of U.S. FDA‑regulated devices reimbursable by federal healthcare programs, we are subject to this law, which requires us to track and annually report certain direct or indirect payments and other transfers of value we make to certain U.S.-licensed health care practitioners and U.S. teaching hospitals. We are also required to report certain ownership or investment interests held by physicians and their immediate family members. In 2018, the law was amended to require tracking and reporting of payments and transfers of value provided to health care practitioners besides physicians, including physician assistants, nurse practitioners, and other mid-level practitioners. These expanded reporting requirements took effect in 2022 for payments and transfers of value made to these additional practitioner-types in 2021. CMS has the potential to impose penalties of up to $1.36 million per year for violations of the Physician Payment Sunshine Act, depending on the circumstances, and reported payments also have the potential to draw scrutiny to our relationships with health care practitioners and academic medical institutions, which may have implications under the Anti-Kickback Statute and other healthcare laws.
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
The regulatory framework governing medical devices is largely harmonized within the European Union, which includes most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. To be placed on the European Union market, devices must undergo a conformity assessment and bear the CE mark, indicating that the device conforms to the essential requirements of the applicable rules. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body.” This third-party assessment, which may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product, is always required in order for a manufacturer to commercially distribute the product throughout the European Union, except in case of Class I medical devices (those entailing the lowest level of risk). Outside of the European Union, regulatory approval needs to be sought on a country-by-country basis in order for us to market our products. The European Union Medical Device Regulation, or MDR, went into force in 2017, and replaced the existing Directive. The MDR initially provided three years for transition and compliance, which was subsequently extended to May 2026, December 2027, or December 2028, depending on the device classification. The MDR became applicable in the European Union on May 26, 2021, changing several aspects of the existing regulatory framework. Other countries have adopted medical device regulatory regimes, such as the Classification Rules for Medical Devices published by the Hong Kong Department of Health, the Health Sciences Authority of Singapore regulation of medical devices under the Health Products Act, and Health Canada’s risk classification system for invasive devices, among others. Each country may have its own processes and requirements for medical device licensing, approval, and regulation, therefore requiring us to seek regulatory approvals on a country-by-country basis.
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
In the European Union, increasingly stringent data protection and privacy rules that have and will continue to have substantial impact on the use of patient data across the healthcare industry became effective in May 2018. The EU General Data Protection Regulation, or GDPR, applies across the European Union and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR fine framework can be up to 20 million euros, or up to 4% of the company’s total global turnover of the preceding fiscal year, whichever is higher. The GDPR also requires companies processing personal data of individuals residing in the European Union to comply with EU privacy and data protection rules, even if the company itself does not have a physical presence in the European Union. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities. Due to the strong consumer protection aspects of the GDPR, companies subject to its purview are allocating substantial legal costs to the development of necessary policies and procedures and overall compliance efforts. We expect continued costs associated with maintaining compliance with GDPR into the future. For example, on July 16, 2020, the Court of Justice of the European Union issued a judgment in Case C-311/18 that declared the EU-U.S. Privacy Shield Framework invalid (Data Protection Commissioner v Facebook Ireland Ltd and Maximillian Schrems, also knowns as “Schrems II”). In the absence of the new adequacy decision, this judgment still results in additional compliance obligations for companies that rely on mechanisms other than the Privacy Shield, like standard contractual clauses and appropriate supplementary measures to ensure a valid basis for the transfer of personal data outside of Europe. Though a new adequacy decision (the EU-U.S. Data Privacy Framework) has been adopted, and it may also be subject to challenges similar to those faced by the Privacy Shield. In view of this and other developments, data transfer risk remains a potential issue that requires regular monitoring. We expect continued costs associated with maintaining compliance with the GDPR into the future, and these requirements, as interpreted by EU data protection authorities, could negatively impact our business, financial condition and results of operations.
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

Human Capital
We aim to foster a diverse, inclusive and engaging culture that values each person’s unique skill set and to continue to attract – and retain – top talent throughout the organization. 2023 represented a year of growth across Dexcom; our employee population grew both by number and global footprint. With our shift from office to hybrid work, we have access to more – and more diverse – talent than ever before. As of December 31, 2023, we have approximately 9,600 employees around the globe, including 9,500 full-time employees. Approximately 64% of our full-time U.S. employees are ethnically diverse.

Country	Female	Male	Grand Total	Ethnically Diverse (US Only)*
United States	2,600	3,200	5,800	3,700
International	2,100	1,700	3,800	N/A
Grand Total**	4,700	4,900	9,600	3,700
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
Diversity, Equity and Inclusion
Our journey to create a more diverse, equitable and inclusive workplace continues. As Dexcom continues to grow and scale, we believe our DEI initiatives have been critical not only for company culture but also for the growing diversity of patients our products will benefit across the globe.

Our talent and diversity staff and the DEI Leadership Council, or DLC, are a means for leaders to work closely together to advance the broader DEI strategy across the organization. We are proud to support our global and local employee resource groups, whose employee-led activities and initiatives we believe continue to foster a sense of belonging for our employees. We continue to weave DEI into talent conversations, particularly at senior levels, which we believe has contributed to our improved representation of female leaders at Dexcom.
Communications and Engagement
Through strategic communications, we continue to strengthen the connection between our leaders and our business goals, as well as the behaviors needed to drive a positive employee experience. We also believe by listening to our employees, we can create a dynamic workplace that will foster productivity while promoting work-life balance and connection across the organization. We have continued to seek out “the voice of the employee” through life cycle surveys. Each year, we offer an engagement survey titled “We’re Listening.” Employee engagement scores consistently remained high based on a six-factor index. Notably, a strong majority of employees indicated they are proud to work for Dexcom and see a clear link between their work and the Dexcom mission.
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
We also provide comprehensive health and well-being programs that support our employees and their families. For example, Inspire, our global wellness program, and our global mental health and employee assistance programs are designed to help employees and their family members develop and achieve their physical, emotional, and financial well-being goals.
Our goal to support our employees’ needs remains constant. We continued to provide both COVID and flu vaccination clinics for employees and their families, and continued support of remote work for employees whose roles allow for it. We also continue to evaluate how to maintain a hybrid workplace beyond the pandemic to ensure that we meet our employees’ ever-changing needs outside the workplace.
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
In 2023, we continued our proactive year-end global market adjustment process intended to ensure we maintain pay equity between active employees and potential new external hires. Through this process, employees who meet predefined criteria may be eligible for an additional adjustment in base salary if they have fallen below Dexcom’s determined minimum. We believe by continuing to ensure equitable pay between existing and new hires, we will be better positioned to retain valued employees.
Additionally, we continue to proactively review both gender and ethnicity pay equity for our global employees in the same or similar roles. The goal of these reviews is to identify and close any gaps in average pay, after accounting for legitimate business factors that may explain differences, such as performance, time in role, and tenure with the company. We have incorporated the findings into our compensation assessment cycles, and we recognize the need to regularly review pay equity to maintain our pay equity goals. With the implementation of our global market adjustment process, we conduct the gender and ethnicity review annually. Additionally, in 2023 we identified and engaged a third party consultant to help further evolve our gender and ethnicity pay equity review.
Talent Growth and Development
We continue to invest in new learning systems and programming to support employee development. To support the personal and professional growth of our workforce, we have built an extensive library of development offerings to empower employees at all levels to advance their skill sets and knowledge base. Because there is no one-size-fits-all approach to career development, we continue to evolve our curriculum to meet the needs of our diverse workforce. At this time, our employees have completed over 40,000 hours dedicated to this learning.
Additional details regarding our human capital and other matters can be found in our Sustainability Report. Although not incorporated by reference into this Annual Report on Form 10-K, our Sustainability Report can be accessed on our investors website at investors.dexcom.com, by clicking “Governance Documents & Sustainability”.

ITEM 1A - RISK FACTORS
Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. Before making a decision to invest in, hold or sell our common stock, stockholders and potential stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Annual Report on Form 10-K, as well as the other information we file with the SEC, including our subsequent reports on Forms 10-Q and 8-K. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the value of our common stock could decline and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business, financial condition or results of operations. Refer to our disclaimer regarding forward-looking statements at the beginning of Part I, Item 1 of this Annual Report on Form 10-K.

Risks Related to Our Business and Operations

Risks Related to Pricing and Reimbursement
If we experience decreasing prices for our products and we are unable to reduce our expenses, including the per unit cost of producing our products, there may be a material adverse effect on our business, results of operations, financial condition and cash flows.
We have experienced, and anticipate that we will continue to experience, decreasing prices for our products due to pricing pressure from managed care organizations and other third-party payors, increased market power of payors, and increased competition among suppliers, including manufacturing services providers, as the medical device industry consolidates. If the prices for our products and services decrease and we are unable to reduce our expenses, including the cost of sourcing materials, logistics and the cost to manufacture our products, our business, results of operations, financial condition and cash flows will be adversely affected.
We are subject to cost-containment efforts by third-party payors that could result in reduced product pricing and/or sales of our products and cause a reduction in revenue.
In the United States and other countries, government and private sector access to health care products continues to be a subject of focus, and efforts to reduce health care costs are being made by third-party payors. Most of our customers rely on third-party payors, including government programs and private health insurance plans, to cover the cost of our products. We expect that these continuing cost reduction and containment measures may reduce the cost or utilization of our products and could lead to patients being unable to obtain approval for coverage or payment from these third-party payors or to costs being shifted to patients for our products. Additionally, as a result of the economic slowdown, some customers have lost access and others may lose access to their private health insurance plan if they lose their job, and an impact to job status may extend for a prolonged period of time, beyond possible coverage periods through COBRA, or where the cost to maintain coverage may not be affordable to our customers. As most of our customers currently rely on third-party payors, including government programs and private health insurance plans, to cover the cost of our products, our customers may lose coverage or reimbursement for our products, which may harm our business and results of operations.
We have experienced, and anticipate that we will continue to experience, downward pressure on product pricing. To the extent these cost containment efforts are not offset by greater patient access to our products, our revenue may be reduced and our business may be harmed.
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
We face a number of regulatory and commercial hurdles relating to wide-scale sales where a government or commercial third-party payor provides reimbursement, including sales to Medicare beneficiaries. If we are unable to successfully address these hurdles, reimbursement of our products may be limited to a smaller subset of people with diabetes covered by Medicare or to those people with diabetes covered by other third-party payors that have adopted policies for CGM devices allowing for coverage of these devices if certain conditions are met. Adverse coverage or reimbursement decisions relating to our products, or rescission or limitation of favorable determinations, by CMS, its Medicare Administrative Contractors, other state, federal or international payors, and/or third-party commercial payors could significantly reduce reimbursement, which could have an impact on the acceptance of, and demand for, our products and the prices that our customers are willing to pay for them.
As of December 31, 2023, the eight largest private third-party payors, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. In addition, we have negotiated contracted rates with all of those third-party payors for the purchase of our current CGM systems by their members. Nevertheless, coverage and reimbursement-related barriers remain. Among other things, people with diabetes without insurance that covers our products bear the entire financial cost of using our products. In addition, in the United States, people with diabetes using existing single-point finger stick devices are generally reimbursed all or part of the product cost by Medicare or other third-party payors, which may be perceived as more advantageous for consumers. Further, while many third-party payors have adopted some form of coverage policy on CGM devices, in a sizeable percentage of cases, under durable medical equipment benefits, those coverage policies frequently are restrictive and require significant medical documentation and other requirements in order for policy holders to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. Moreover, it is not uncommon for governmental, including federal and/or state, agencies and their contractors to conduct periodic routine billing and compliance reviews that may entail extensive documentation requests, cooperation with which may require significant time and resources, and may result in identification of overpayments that may need to be refunded. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them.
CMS has adopted coverage guidelines for CGMs, which could have a favorable impact on us. Previously, Medicare coverage for CGM was only available to Medicare patients who take at least three doses of insulin a day, limiting CGM reimbursement for Medicare beneficiaries with intensive Type 1 and 2 diabetes. The Local Coverage Determination, or LCD, that CMS released in April 2023 extends Medicare CGM coverage to patients who use any insulin. Further, the LCD also allows coverage for patients not taking insulin if the patient has a history of problematic hypoglycemia.
Nevertheless, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new and existing medical devices, and, as a result, they may be restrictive, or they may not cover or provide adequate payment for our products. In order to obtain additional reimbursement arrangements, including under pharmacy benefits, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as leveraging increased competition, increasing eligibility requirements such as second opinions and other documentation, purchasing in a bundle, or redesigning benefits. In December 2021, CMS published a final rule expanding the classification of DME under Medicare Parts B & C to include adjunctive CGMs (i.e., CGMs that do not replace standard blood glucose monitors for treatment decisions) and related supplies. This final rule expands coverage of CGMs to include a large competitor’s competing device, which may negatively impact our sales. We are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our dependence on the commercial success of our current CGM systems makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for our current CGM systems or any future products we may develop, people without coverage who have diabetes may not use our products. Furthermore, payors are increasingly basing reimbursement rates on factors such as prior approvals and the effectiveness of the product, clinical outcomes associated with the product, and any factors that negatively impact the effectiveness or clinical outcomes (or cause a perception of any such negative impact), such as the results of a clinical trial, a product defect, or a product recall, which could negatively impact the reimbursement rate. Also, the trends toward managed healthcare in the United States and legislative efforts intended to reduce the cost of government insurance programs could significantly influence the purchase of healthcare services and products and may result in lower prices for our products or the exclusion of our products from reimbursement programs.
In many foreign markets, pricing and profitability of medical devices are subject to government control. We are susceptible to changes in government-mandated coverage requirements and other controls which could impact access to and affordability of our products. In the United States, we expect that there will continue to be federal and state proposals for similar controls. As we continue to expand internationally, these government controls will have an increasing effect on our business and results of operations.
Any of the above factors may have a material adverse effect on our ability to increase or maintain our revenue or otherwise have a material adverse impact on our business, financial condition, and results of operations.

Risks Related to Product Development
The research and development efforts we undertake independently, and in some instances in connection with our collaborations with third parties, may not result in the development of commercially viable products, the generation of significant future revenues or adequate profitability.
In order to address the anticipated needs of our customers, pursue new markets for our existing products and any new products, and to remain competitive, we focus our research and development efforts and strategic third-party collaboration activities on the enhancement of our current CGM products, the development of next-generation products and the development of novel technologies and services.
The development of new products, or novel technologies and services and the enhancement of our current CGM products (including seeking and potentially obtaining new indications for use), requires significant investment in research and development, intellectual property protection, clinical trials, regulatory approvals and in obtaining third party reimbursement. The results of our product development and commercialization efforts may be affected by a range of factors, including our ability to anticipate customer needs, innovate and develop new products (whether independently or with our partners), determine a feasible or timely regulatory pathway or approach, and launch those products cost effectively into multiple markets and geographies. If we are unable to successfully anticipate customer needs, innovate, develop new products and successfully launch them, we may not be able to generate significant future revenues or profits from these efforts. Failing to timely launch our new products and any enhancements to our existing products may cause them to become obsolete and materially and adversely affect our business and financial position.
The development and commercial launch timelines for our products depend a great deal on our ability to achieve clinical endpoints and satisfy regulatory requirements and to overcome technology challenges, and may be delayed due to scheduling issues with patients and investigators, requests from institutional review boards, or inquiries from regulators about our independent and collaborative product development activities, product performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts appear successful to us and our regulatory submission appears satisfactory to us, the FDA or comparable international regulator may disagree and may decide not to grant marketing authorization for the products or may require additional product testing or clinical trials or other data to be developed and submitted before approving the products, which would result in product launch delays and additional expense. Even if a product receives marketing authorization from the FDA or comparable international regulator, it may not be accepted in the marketplace by health care professionals and people with diabetes.
In the ordinary course of our business we enter into collaborative arrangements with third parties to expand into new markets, including with insulin device manufacturers to integrate our CGM technology into the third parties’ insulin delivery systems. We have also entered into collaborations with several organizations that are currently using, or are developing, programs for the treatment of Type 2 diabetes that utilize our current CGM systems. As a result of these relationships, our operating results depend, to some extent, on the ability of our partners to successfully commercialize their insulin delivery systems or monitoring products. Any factors that may limit our partners’ ability to achieve widespread adoption of their systems, including competitive pressures, technological breakthroughs for the treatment or prevention of diabetes, adverse regulatory or legal actions relating to insulin pump products, or changes in reimbursement rates or policies of third-party payors relating to insulin pumps or similar products, could have an adverse impact on our operating results.
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
We expect that sales of our CGM systems will account for substantially all of our product revenue for the foreseeable future. If and when we receive FDA or other regulators’ marketing authorization for, and begin commercialization of, our next-generation CGM systems, we expect most patients will migrate onto those systems. In the periods leading up to the launch of new or upgraded versions of our CGM systems, however, our customers’ anticipation of the release of those products may cause them to cancel, change or delay current period purchases of our current products, which could have a material adverse effect on our business, financial condition and results of operations.
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
•widespread market acceptance of our products by health care professionals and people with diabetes will largely depend on our ability to demonstrate their relative safety, effectiveness, reliability, cost-effectiveness and ease of use;
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
•the introduction and market acceptance of new drug therapies for the treatment and management of diabetes and related conditions, including obesity;
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

In addition to the risks outlined above, our G6 and G7 systems are more invasive than many other self-monitored glucose testing systems, including single-point finger stick devices, and people with diabetes may be unwilling to insert a sensor in their body, especially if their current diabetes management involves no more than two finger sticks per day. Moreover, people with diabetes may not perceive the benefits of CGM and may be unwilling to change their current treatment regimens. Health care professionals may not recommend or prescribe our products unless and until (i) there is more long-term clinical evidence to convince them to alter their existing treatment methods, (ii) there are additional recommendations from prominent physicians that our products are effective in monitoring glucose levels, and (iii) reimbursement or insurance coverage is more widely available. In addition, market acceptance of our products by physicians and people with diabetes in Europe or other countries will largely depend on our ability to demonstrate their relative safety, effectiveness, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our sales efforts in Europe or other countries. We cannot predict when, if ever, healthcare professionals, including physicians, and people with diabetes may adopt more widespread use of CGM systems, including our systems. We are also aware of the increasing use of GLP-1 products for the treatment of obesity and Type 2 diabetes. While we believe that GLP-1s are a companion product and used in conjunction with our CGM systems, these treatments could potentially compete with our CGM systems and reduce sales of our products. If our CGM systems do not achieve and maintain an adequate level of acceptance by people with diabetes, healthcare professionals, including physicians, and third party payors, our future revenue may be reduced and our business may be harmed.

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
In 2023, we completed the initial phase of construction of our new facility in Malaysia and commenced commercial manufacturing. We are also expanding our facility in Mesa, Arizona, and plan to begin construction of a new facility in Ireland to scale up manufacturing capacity. There are technical challenges to increasing manufacturing capacity, including equipment design, automation, validation and installation, contractor issues and delays, licensing and permitting delays or rejections, materials procurement, manufacturing site expansion, problems with production yields and quality control and assurance. Continuing to develop commercial-scale manufacturing facilities will require the investment of substantial additional funds and the hiring and retention of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience. Delays in the launch of next-generation products may result in unanticipated continuing increases in demand for current-generation products (to substitute for the unavailability of the next-generation products) which, if not adequately prepared for, may result in deficits in our ability to produce adequate amounts of the prior-generation products to meet demand at appropriate prices.
The scaling of manufacturing capacity is subject to numerous risks and uncertainties, and may lead to variability in product quality or reliability, increased construction timelines, as well as resources required to design, install and maintain manufacturing equipment, among others, all of which can lead to unexpected delays in manufacturing output. In addition, any changes to our manufacturing processes may trigger the need for submissions or notifications to, and in some cases advance approval from, the FDA or other regulatory authorities because of the potential impact of changes on our previously cleared, approved and/or authorized devices. Our facilities are subject to inspections by the FDA and corresponding state and international agencies on an ongoing basis, and we must comply with Good Manufacturing Practices and the FDA Quality System Regulation, as well as certain state requirements. We may be unable to adequately maintain, develop and expand our manufacturing process and operations or maintain compliance with FDA and state and international agency requirements, and manufacturing issues could impact our cleared and approved products. If we are unable to manufacture a sufficient supply of our current products or any future products for which we may receive approval or clearance, maintain control over expenses or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand, contractual obligations, and our business will suffer.
Manufacturing difficulties and/or any disruption at our facilities may adversely affect our manufacturing operations and related product sales, and increase our expenses.
Our products are manufactured at certain facilities, with limited alternate facilities. If an event occurs at one of our facilities that results in damage to, restrictions on the use of, or closure of, one or more of such facilities, or if our distributions from those facilities are limited or restricted in any way, we may be unable to manufacture the relevant products at the previous levels or at all. Because of the time required to approve, lease, and build out a manufacturing facility, an alternate facility and/or a third-party may not be available on a timely basis to replace production capacity in the event manufacturing capacity is lost.
Additionally, the majority of our operations are conducted at facilities located in San Diego, California, Mesa, Arizona, and Malaysia. We take precautions to safeguard our facilities, which include manufacturing protocols, insurance, health and safety protocols, and off-site storage of data. However, a natural or man-made disaster, such as fire, flood, earthquake, act of terrorism, cyber-attack or other disruptive event, such as a public health emergency, could cause substantial delays in our operations, damage, destroy or limit our manufacturing equipment, inventory, or records and cause us to incur additional expenses. Earthquakes are of particular significance since our manufacturing facilities in California are located in an earthquake-prone area. Wildfires are also increasingly more common in southern California and present risk to our manufacturing operations. Our Arizona facility may confront water supply issues resulting from the ongoing drought in the Western United States and our Malaysia facility may confront issues related to its construction on a reclaimed wetland and the political stability of the Malaysia government. In the event our existing manufacturing facilities or equipment are affected by man-made or natural disasters, we may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business. The insurance we maintain against fires, floods, earthquakes and other natural disasters and similar events may not be adequate to cover our losses in any particular case.
If we experience manufacturing difficulties or disruptions, it could result in insufficient inventory, increased costs, immediate shortages in product or component supply, and decreased sales, and our business could be harmed.
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
Further, if our sole- or single-source suppliers shift their manufacturing and assembly sites to other locations, depending on the circumstances and nature of the item supplied, in addition to quality system activities such as verification and validation, there could be a need for FDA or international regulator notifications or submissions, and the new locations could be subject to regulatory inspections. If there are regulatory delays or impediments impacting our suppliers or us for any reason, we may not be able to quickly establish additional or replacement suppliers, particularly for our single-source components, in part because of the custom nature of various parts we design. Any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products.
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
•switching components may require product redesign and submission to the FDA or international regulator of new applications (such as new 510(k) submissions or PMA supplements) which could significantly delay production;
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
Certain of our distribution agreements generated 10% or more of our total revenue during the twelve months ended December 31, 2023. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our financial results and operating performance.
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
Medtronic and other third parties have developed or are developing insulin pumps integrated with CGM systems that provide, among other things, the ability to suspend insulin administration while the user’s glucose levels are low and to automate basal and bolus insulin dosing. Likewise, Abbott Diabetes Care has received FDA clearance to integrate certain versions of their Libre sensors into automated insulin delivery systems and is pursuing such integrations with third-party insulin delivery devices.
We are also aware of companies outside the traditional medical device sector that are attempting to develop competitive products and services, including for general health and wellness, or population health. We are also aware of the increasing use of GLP-1 products for the treatment of obesity and Type 2 diabetes. While we believe that GLP-1s are a companion product and used in conjunction with our CGM systems, these treatments could potentially compete with our CGM systems and reduce sales of our products.
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
We are subject to risks associated with public health issues, such as the recent COVID-19 pandemic, and other events beyond our control. Public health issues and crises may adversely impact our operations, supply chain and logistics network if the locations where we operate, manufacture or distribute our products; where our raw materials or products are sourced, manufactured or distributed; or where our third-party distributors, suppliers and other service providers operate, are disrupted, temporarily closed or experience worker shortages for a sustained period of time. In addition, public health issues and crises may adversely impact our customers and/or their businesses due to lockdowns, labor shortages, lost access to private health insurance plans or modified spending priorities, all of which could cause a decline in demand for our products. These disruptions could also cause economic slowdowns or increased economic uncertainty. Any of the forgoing could adversely affect our business, financial condition and results of operations.

Risks Related to our International Operations
We are subject to a variety of risks due to our international operations that could adversely affect our business, our operations or profitability and operating results.

Our operations in countries outside the United States, which accounted for approximately 28% of our revenue for the twelve months ended December 31, 2023, are accompanied by certain financial and other risks. In addition to our offices with manufacturing and administrative and operations in countries throughout the world, we intend to continue to pursue growth opportunities in sales outside the United States, especially in Asia and Europe. Additionally, we may increase our use of administrative and support functions from locations outside the United States. These business activities could expose us to greater risks associated with our sales and operations.
As we pursue opportunities outside the United States, we may become more exposed to these risks and our ability to scale our operations effectively may be affected. For example, in 2023, we completed the initial phase of construction of our new facility in Malaysia and commenced commercial manufacturing. We also and plan to begin construction of a new facility in Ireland. Our international expansion efforts, including our new manufacturing facilities in Malaysia and proposed facility in Ireland, may not be successful and we may experience difficulties in scaling these functions from locations outside the United States and may not experience the expected cost efficiencies.
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
Our operations and performance depend on worldwide economic and political conditions. These conditions have been adversely impacted by continued global economic uncertainty, political instability and military hostilities in multiple geographies, concerns over continued sovereign debt, potential recessions, a potential U.S. federal government shutdown, monetary and financial uncertainties in Europe and other foreign countries, and global health pandemics. These include potential reductions in the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries. These conditions have made and may continue to make it difficult for our customers and potential customers to afford our products, and could cause our customers to stop using our products or to use them less frequently. If that were to occur, our revenue may decrease and our performance may be negatively impacted. In addition, the pressure on consumers to absorb more of their own health care costs has resulted in some cases in higher deductibles and limits on durable medical equipment, which may cause seasonality in purchasing patterns. Furthermore, during economic uncertainty, our customers have had job losses and may continue to have issues gaining timely access to sufficient health insurance or credit, which could result in their unwillingness to purchase products or impair their ability to make timely payments to us. In addition, a recession, depression or other sustained adverse market event could materially and adversely affect our access to capital on favorable terms or at all, our business and the value of our common stock.
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
We are subject to a number of foreign, federal and state laws and regulations protecting the use, disclosure, and confidentiality of certain patient and consumer health and personal information, including patient records, and restricting the use and disclosure of that protected information, including state breach notification laws. Some of these laws include the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, the European Union’s General Data Protection Regulation, or GDPR, the UK Data Protection Act and the UK GDPR, and the California Consumer Privacy Act as amended, or CCPA, and the Washington My Health My Data Act, among others. Various U.S. state laws and regulations may also require us to notify affected individuals and state regulators in the event of a data breach involving personal information. Penalties for failure to adequately protect personal information, notify as required, or provide timely notice vary by jurisdiction. In the U.S., most state data breach notification laws consider violations to be unfair or deceptive trade practices and give the relevant state attorneys general (“AGs”) the authority to levy fines or bring enforcement actions. Such AG investigations—which are often time consuming, expensive, and burdensome—may lead to a resolution agreement, whereby certain obligations are performed and reports are made to the AG for a period of time, and/or civil penalties. Class action lawsuits against companies which experience a data breach involving personal information are also common. Additionally, the SEC and many jurisdictions have enacted or may enact laws and regulations requiring companies to disclose or otherwise provide notifications regarding data security breaches. For example, the SEC recently adopted cybersecurity risk management and disclosure rules, which require the disclosure of information pertaining to cybersecurity incidents and cybersecurity risk management, strategy, and governance.
As our customer base grows to include U.S. federal government agencies, Dexcom may also need comply with Federal Risk and Authorization Management Program and Cybersecurity Maturity Model Certification requirements. These frameworks, in addition to similar laws being enacted by other states and other jurisdictions, impose stringent cybersecurity standards and potentially significant non-compliance penalties, and involve the expenditure of significant resources and time and effort to comply. As these laws and regulations continue develop in the United States and internationally, we may be required to expend significant time and resources in order to update existing processes or implement additional mechanisms as necessary to ensure compliance with such laws.
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
In the ordinary course of our business, we collect and store sensitive data, such as our proprietary business information and that of our clients, contractors, vendors and others as well as personally identifiable information of our customers, potential customers, vendors and others, which data may include sensitive information, in our data centers and on our networks. Our employees, contractor and vendors may also have access to and may use personal health information in the ordinary course of our business. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures and business controls, our information technology and infrastructure may be vulnerable to attacks by hackers (including nation states or state-sponsored organizations), viruses, malware, breaches due to employee, contractor or vendor error, or malfeasance or other disruptions or subject to the inadvertent or intentional unauthorized release of information. Any such occurrence could compromise our networks and the information stored thereon could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, and liability under laws that protect the privacy of personal information, including regulatory penalties, disrupt our operations and the services we provide to our clients or damage our reputation, any of which could adversely affect our profitability, revenue and competitive position.
As we grow and expand our administrative, customer, or IT support services, we may also utilize the services of personnel and contractors located outside of the United States to perform certain functions. While we make every effort to review our applicable contracts and other payor requirements, a local, state, or federal government agency or one of our customers may find the use of offshore resources to be a violation of a legal or contractual requirement, which could result in termination of the contractual relationship, penalties, or changes in our business operations that could adversely affect our business, financial condition, and results of operations. Additionally, while we have implemented industry standard security measures for offshore access to protected health information and other personal information, unauthorized access or disclosure of such information by offshore personnel could result in legal claims or proceedings, and liability under laws that protect the privacy of personal information and may incur regulatory penalties, disrupt our operations and the services we provide to our clients, damage to our reputation, or result in the termination of contractual relationships, penalties or the loss of coverage, any of which could adversely affect our profitability, revenue and competitive position.
Security breaches and other disruptions that compromise our information and expose us to liability could cause our business and reputation to suffer and could subject us to substantial liabilities.
The HIPAA Security Rule requires covered entities, including Dexcom, and business associates to implement administrative, physical, and technical safeguards to protect the integrity, confidentiality and availability of protected health information that is electronically created, received, maintained or transmitted. Covered entities are also required to report any unauthorized use or disclosure of protected health information that meets the definition of a breach under the Breach Notification Rule, to affected individuals, OCR and, depending on the number of affected individuals, the media for the affected market. In addition, HIPAA requires that business associates report breaches to their covered entity customers.
Violations of HIPAA may result in criminal and civil penalties. The OCR enforces the regulations and performs compliance audits. In addition to enforcement by OCR, HITECH further authorizes state Attorneys General to bring civil actions in response to violations of HIPAA that threaten the privacy of state residents. We have adopted breach notification policies and procedures designed to comply with the applicable requirements set forth in HIPAA. We follow and maintain a HIPAA compliance plan, which we believe complies with the HIPAA privacy and security regulations, but there can be no assurance that OCR or other regulators will agree. The HIPAA Rules have and will continue to impose significant costs on us in order to comply with these standards.
HIPAA establishes a federal “floor” with respect to privacy, security, and breach notification requirements and does not supersede any state laws insofar as they are broader or more stringent than HIPAA. Numerous state and certain other federal laws protect the confidentiality of health information and other personal information, including but not limited to state medical privacy laws, state laws protecting personal information, state data breach notification laws, state genetic privacy laws, human subjects research laws and federal and state consumer protection laws. These additional federal and state privacy and security-related laws may be more restrictive than HIPAA and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority under Section 5 of the Federal Trade Act to initiate enforcement actions in response to alleged privacy violations and data breaches.
Additional data protection laws exist at the state level as well. California enacted the CCPA, which came into effect January 1, 2020, was amended and expanded by the CPRA, which came into effect January 1, 2023. The CCPA and CPRA, among other things, create data privacy obligations for covered companies and provide privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. In addition, other states have, or may, enact similar legislation. It remains unclear what, if any, additional modifications will be made to this legislation or how it will be interpreted. The effects of the CCPA and CPRA and other state privacy laws are significant and have required us to modify our data processing practices, and may cause us to incur substantial costs and expenses to comply, particularly given our base of operations in California. There are also a number of other legislative proposals worldwide, including in the United States at both the federal and state level, that could impose additional and potentially conflicting obligations in areas affecting our business. We expect to incur additional costs to ensure that our data privacy and security policies, procedures, and activities comply with applicable and evolving legal requirements.
We are also subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information that may be more onerous than corresponding U.S. laws, including in particular the laws of Europe.
For instance, in the European Union, increasingly stringent data protection and privacy rules that have and will continue to have substantial impact on the use of patient data across the healthcare industry became effective in May 2018. The GDPR applies across the European Union and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR fine framework can be up to 20 million euros, or up to 4% of the company’s total global turnover of the preceding fiscal year, whichever is higher. The GDPR also requires companies processing personal data of individuals residing in the European Union to comply with EU privacy and data protection rules, even if the company itself does not have a physical presence in the European Union. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities. Due to the strong consumer protection aspects of the GDPR, companies subject to its purview are allocating substantial legal costs to the development of necessary policies and procedures and overall compliance efforts. Data transfer risk remains a potential issue as certain Data Protection Authorities continue to raise concerns about the transfer of data to the United States. Though a new framework to permit cross-border transfers - the EU-US Data Privacy Framework - came into effect in 2023, it may be challenged as well. We expect continued costs associated with maintaining compliance with GDPR into the future, and these provisions as interpreted by EU agencies and authorities could negatively impact our business, financial condition and results of operations.
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
There are numerous and evolving risks to our cybersecurity and privacy from cyber threat actors. These cyber threat actors, whether internal of external to the Company, are becoming more frequent, sophisticated and coordinated in their attempts to access data, including third parties with whom the Company conducts business through, without limitation, malicious software; data privacy breaches by employees, insiders or others with authorized access; cyber or phishing-attacks; ransomware; attempts to gain unauthorized access to our data and systems; and other electronic security breaches. In the ordinary course of business, we collect and store sensitive information on our network, including intellectual property, proprietary business information and personally identifiable information of individuals, such as our customers and employees. The secure maintenance of this information and technology is critical to our business operations. We have implemented and deploy multiple layers of security measures to protect the confidentiality, integrity and availability of this data and the systems and devices that store and transmit such data. We utilize current security technologies, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems create risk of cybersecurity incidents.

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
These threats can come from a variety of sources, including criminal hackers, state-sponsored intrusions, industrial espionage and malfeasance by employees, contractors, or other insiders. Cyber threats may be generic, or they may be custom-crafted against our information systems or particular personnel. Over the past several years, cyberattacks have become more prevalent and much harder to detect and defend against. These threat actors may be able to penetrate our security measures, breach our information technology systems, misappropriate or compromise confidential and proprietary information of our company and our customers, cause system disruptions and shutdowns, or introduce ransomware, malware, or vulnerabilities into our products, systems, and networks or those of our customers and partners. Our network and storage applications, as well as those of our contractors, may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. In addition, products, hardware, software or applications we develop, or which we procure from third parties, may contain defects in design or manufacture, security flaws, or other problems that could unexpectedly compromise information security or the operation of our products. Our third-party vendors may experience security incidents of varying severity, including but not limited to increased ransomware attacks, network intrusions, and unauthorized data exfiltration. Targeted cyber attacks or those that may result from a security incident directed at a third-party vendor could compromise our services and internal systems, resulting in interruptions, delays, or cessation of service that could disrupt business operations for us and our customers. Our proactive measures and remediation efforts may not be successful or timely. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff.
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
We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems, or failures to adequately scale our data platforms and architectures support patient care could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition. Our information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, denial-of-service attacks, phishing attacks, ransomware or other malware, attacks by computer hackers (including nation states or state-sponsored organizations), failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors, natural disasters, terrorist attacks, the outbreak of wars or other armed conflicts, or catastrophic events. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. In addition, certain countries have implemented or may implement legislative and technological actions that either do or can effectively regulate access to the internet, including the ability of internet service providers to limit access to specific websites or content. Other countries have attempted or are attempting to change or limit the legal protections available to businesses that depend on the internet for the delivery of their services. If our systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may significantly suffer and we may be subject to litigation, government enforcement actions and other actions for which we could face financial liability and other adverse consequences which may include:
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
Based on our experience, complications from use of our products may include sensor errors, sensor failures, broken or detached sensor wires, or skin irritation under the adhesive dressing of the sensor. Inflammation or redness, swelling, minor infection, and minor bleeding at the sensor insertion site are also possible risks with an individual’s use of our products. However, if unanticipated long-term side-effects result from the use of our products or other glucose monitoring systems we have under development, we could be subject to liability and the adoption of our systems may become more limited. With respect to our G6 systems, our clinical trials have been limited to ten days of continuous use. It is possible that the data from our clinical studies and trials may not be indicative of long-term patient outcomes. We cannot assure you that repeated, long-term use would not result in unanticipated adverse effects, potentially even after the sensor is removed.
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
Further, health epidemics could limit or restrict our ability to initiate, conduct or continue our clinical trials. Delays and disruption in our clinical trials could result in delays for expanded FDA clearance or approval of our products.
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
Our provision of our CGM systems to hospitals and other healthcare facilities for use have and will continue to have the above notice.
In February 2022, we received Breakthrough Device designation for our G6 CGM system in the hospital setting. The FDA’s Breakthrough Device designation is designed to expedite the development and regulatory review of medical devices that hold the potential for more effective treatment or diagnosis of life-threatening or irreversibly debilitating disease or condition.
We are not actively promoting for inpatient use, but if we supply them to such facilities as currently permitted by the FDA, this supply could present an increased risk of product liability claims and associated damages should an adverse event occur. Given that our CGM devices have not yet been fully evaluated or tested by either us or the FDA to the extent that would be required in standard circumstances for product development and marketing authorization, there could be unknown or unanticipated risks presented by use in this environment.
The FDA can also decide, at any time, to change its position regarding its Breakthrough Device Designation and/or enforcement discretion for our devices, and require that we seek marketing authorization for this additional intended use by submitting a 510(k) premarket notification, or that we seek and obtain Emergency Use Authorization. The COVID-19 public health emergency declared by the Department of Health and Human Services expired on May 11, 2023. While the end of the public health emergency does not by itself impact the FDA’s ability to authorize devices for emergency use, and the FDA has published guidance for transition plans for medical devices that fall within enforcement policies issued during the COVID-19 pandemic.

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
In November 2020, the OIG published a Special Fraud Alert addressing manufacturer Speaker Programs, signaling both a more narrow government view of AKS compliance with respect to such programs as well as the potential for increased enforcement in this space by government oversight agencies such as the OIG and DOJ. In March 2022, the Advanced Medical Technology Association, or AdvaMed, announced revisions to its Code of Ethics on Interactions with Health Care Professionals, or Code. The revised Code, effective June 2022, addressed concerns noted in the OIG’s Special Fraud Alert, addressing things like virtual meetings, speaker programs and alcohol at events. The revised Code also addresses value-based care arrangements. We continue to assess industry responses to the Special Fraud Alert and have and may continue to make modifications to certain aspects of our speaker programs, which may have a detrimental impact on our ability to educate healthcare providers about our products and to promote use of our products, and which may in turn lead to decreased product sales and negatively impact our business, financial condition and results of operations.
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
Third parties have asserted, and may assert, infringement or misappropriation claims against us with respect to our current or future products. We are aware of numerous patents issued to third parties that may relate to aspects of our business, including the design and manufacture of CGM sensors and membranes, as well as methods for continuous glucose monitoring. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of such third parties or others. Our competitors may assert that our CGM systems or the methods we employ in the use of our systems are covered by U.S. or foreign patents held by them. We have in the past settled some such allegations and may need to do so again in the future. This risk is exacerbated by the fact that there are numerous issued patents and pending patent applications relating to self-monitored glucose testing systems in the medical technology field. Because patent applications may take years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our products infringe. There could also be existing patents of which we are unaware that one or more components of our system may inadvertently infringe. As the number of competitors in the market for CGM systems grows, the possibility of patent infringement by us or a patent infringement claim against us increases. If we are unable to successfully defend any such claims as they may arise or enter into or extend settlement and license agreements on acceptable terms or at all, our business operations may be harmed. We have been involved in various patent infringement actions in the past. For example, in July 2014, we entered into a Settlement and License Agreement with Abbott to settle all pending patent infringement legal proceedings brought by Abbott against us, which expired on March 31, 2021. Since the expiration of that agreement, we and certain Abbott entities have served complaints for patent infringement, validity, and other patent-related actions against each other in multiple jurisdictions, inside and outside the United States. We intend to vigorously pursue our claims and defenses in these cases to protect our intellectual property and to defend against Abbott’s infringement allegations. See “Legal Proceedings” in Part I, Item 3 below for more information.
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
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercialization of our products, including growth of our manufacturing capacity, on research and development, and conducting clinical trials for our next-generation CGM sensors and systems. Although we raised substantial net proceeds through the private sale of our convertible notes, we could need funds to continue the commercialization of our current products and to develop and commercialize our next-generation sensors and systems or pursue other strategic initiatives. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we may need will depend on many factors, including:
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
•the terms and timing of any current or collaborative, licensing and other similar arrangements;
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
As changes in our business environment occur we have adjusted, and may further, adjust our business strategies to meet these changes and we may otherwise decide to further restructure our operations or particular businesses or assets. Our new organization and strategies may not produce the anticipated benefits, such as supporting our growth strategies and enhancing shareholder value. Our new organization and strategies could be less successful than our previous organizational structure and strategies. In addition, external events including changing technology, changing consumer patterns, acceptance of our products and changes in macroeconomic conditions may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write-down the value of assets. For example, current economic conditions, including rising interest rates, inflation and a potential recession, as well as our business decisions, may reduce the value of some of our assets. We also make investments in existing or new businesses, including investments in the international expansion of our sales efforts and the build-out of our manufacturing facility in Malaysia and our planned construction of a new facility in Ireland. Additionally, we also invest in early to late-stage companies for strategic reasons and to support key business initiatives, and we may not realize a return on our equity investments. Many such companies generate net losses and the market for their products, services, or technologies may be slow to develop or never materialize. We are subject to risks associated with our equity investments including partial or complete loss of invested capital, and significant changes in the fair value of this portfolio could adversely impact our financial results. Some of these investments may have returns that are negative or low, the ultimate business prospects of the businesses related to these investments may be uncertain, and these risks may be exacerbated by current macroeconomic conditions. In any of these events, our costs may increase or returns on new investments may be lower than prior to the change in strategy or restructuring.

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
On October 8, 2021, the OECD announced the OECD/G20 Inclusive Framework on BEPS which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a 15% minimum tax rate. The OECD continues to release additional guidance on these rules and the Framework calls for law enactment by OECD and G20 members to take effect in 2024 or 2025. These changes, when enacted by various countries in which we do business, may increase our taxes in these countries. Changes to these and other areas in relation to international tax reform, including future actions taken by foreign governments, could increase uncertainty and may adversely affect our tax rate and cash flow in future years.

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
Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state law provisions, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. Although the ownership changes we experienced in the past have not prevented us from using all NOLs and tax credits accumulated before such ownership changes, we could experience another ownership change that might limit our use of NOLs and tax credits in the future. In addition, realization of deferred tax assets, including net operating loss carryforwards, depends upon our future earnings in applicable tax jurisdictions. If we have insufficient future taxable income in the applicable tax jurisdiction for any reason, including any future corporate reorganization or restructuring activities, we may be limited in our ability to utilize some or all of our net operating losses to offset such income and reduce our tax liability in that jurisdiction. We utilized the majority of our remaining NOLs by the end of 2021, with the exception of the NOLs limited by Section 382 of the Internal Revenue Code of 1986. See Note 8 “Income Taxes” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
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
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future, especially as our business continues to grow and our business plan continues to evolve. From January 1, 2023 through December 31, 2023, the closing price of our common stock on the Nasdaq Global Select Market was as high as $137.93 per share and as low as $75.49 per share.
The market price of our common stock is influenced by many factors that are beyond our control, including the following:
•securities analyst coverage or lack of coverage of our common stock or changes in their estimates of our financial performance;
•actual or anticipated variations in financial condition and operating results;
•future sales of our common stock by our stockholders;
•investor perception of us and our industry;
•announcements by us or our competitors of significant agreements, acquisitions, or capital commitments or product launches or discontinuations;
•changes in market valuation or earnings of our competitors;

•material business or financial announcements regarding our partners;
•general economic conditions;
•regulatory actions;
•legislation and political conditions;
•global health pandemics, such as the recent COVID-19 pandemic;
•the consummation of, and anticipated benefits of, our share repurchase programs; and
•other events or factors, including the ongoing international conflicts, recessions, rising interest rates, inflation, local and national elections, international currency fluctuations, corruption, political instability and acts of war or terrorism.
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
Securities class action litigation has often been brought against public companies that experience periods of volatility in the market prices of their securities. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources, which could seriously harm our business.
The issuance of shares by us in the future or sales of shares by our stockholders may cause the market price of our common stock to drop significantly, even if our business is performing well.
This issuance of shares by us in the future, including by conversion of our senior convertible notes in certain circumstances, the issuance of shares of our common stock to partners, including up to 1.5 million additional shares of our common stock that we may issue to Verily pursuant to the Restated Collaboration Agreement, or sales of shares by our stockholders may cause the market price of our common stock to decline, perhaps significantly, even if our business is performing well. The market price of our common stock could also decline if there is a perception that sales of our shares are likely to occur in the future. This might also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Also, we may issue securities in connection with future financings and acquisitions, and those shares could dilute the holdings of other stockholders.
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
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our bylaws provide that the federal district courts of the United States will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or a Federal Forum Provision. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court.
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
In June 2023, we entered into the First Amendment to our Second Amended and Restated Credit Agreement, or the Amended Credit Agreement, with JPMorgan Chase and other syndicate lenders, which amended and restated the credit agreement, or the Credit Agreement, we had previously entered into in December 2018 and amended in May 2020 and October 2021, respectively. The Amended Credit Agreement is a five-year $200.0 million revolving credit facility, or the Credit Facility. As of December 31, 2023, we had no outstanding borrowings, $7.4 million in outstanding letters of credit, and a total available balance of $192.6 million under the Amended Credit Agreement.
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
The Amended Credit Agreement imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of December 31, 2023, we were in compliance with the covenants imposed by the Amended Credit Agreement. If we violate these or any other covenants, any outstanding amounts under the Amended Credit Agreement could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
We have indebtedness in the form of convertible senior notes, which could adversely affect our financial health and our ability to respond to changes in our business.
In May 2020, we completed an offering of approximately $1.21 billion aggregate principal amount of 0.25% senior convertible notes due 2025, or 2025 Notes, which offering we refer to as the 2020 Notes Offering. In May 2023, we completed an offering of approximately $1.25 billion aggregate principal amount of 0.375% senior convertible notes due 2028, or 2028 Notes, which offering we refer to as the 2023 Notes Offering. We refer to the 2020 Notes Offering and the 2023 Notes Offering, collectively, as the Notes Offerings, and we refer to the 2025 Notes and the 2028 Notes, collectively, as the Notes. As a result of the Notes Offerings, we incurred $2.46 billion principal amount of indebtedness, the principal amount of which we may be required to pay at maturity.
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
The warrants related to the 2023 Notes and our common stock.
In connection with the sale of the 2023 Notes, we entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our common stock, or the 2023 Warrants. The 2023 Warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the exercise price of the 2023 Warrants, which is $49.60. We do not make any representation or prediction as to the direction or magnitude of any potential effect that the 2023 Warrants may have on our common stock. In addition, we do not make any representation that the option counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.
We are subject to counterparty risk with respect to the 2028 Capped Calls.
The option counterparties to the 2028 Capped Calls are financial institutions, and we will be subject to the risk that any or all of them may default under the 2028 Capped Calls. Our exposure to the credit risk of these counterparties is not secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the counterparties with respect to the 2028 Capped Calls.

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
Our Credit Facility contains restrictive covenants relating to our capital raising activities and other financial and operational matters which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, our Credit Facility and the agreements governing the Notes each contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $50.0 million, in the case of the 2025 Notes, and $50.0 million, in the case of the 2028 Notes, that causes such indebtedness to become due prior to its scheduled maturity date would cause a cross-default under the indenture governing the Notes. In addition, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $25.0 million that causes such indebtedness to become due prior to its scheduled maturity date would cause a default under our Credit Facility. The occurrence of a default under any of these borrowing arrangements would permit the holders of the Notes or the lenders under our Credit Facility to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the Note holders or the trustee under the indenture governing the Notes or the lenders under our Credit Facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.
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
Increasingly, regulators, customers, investors, employees and other stakeholders are focusing on ESG matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, collecting, measuring and reporting ESG-related data and information is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements, and similar proposals by other international regulatory bodies. For example, in 2023, California passed three separate climate bills governing disclosure of greenhouse gas emissions data, climate-related financial risks, and details around emissions-related claims and carbon offsets. In addition, a number of our customers who are payors or distributors have adopted, or may adopt, procurement policies that include ESG provisions that their suppliers or manufacturers must comply with, or they may seek to include such provisions in their terms and conditions. An increasing number of participants in the medical device industry are also joining voluntary ESG groups or organizations, such as the Responsible Business Alliance. These ESG provisions and initiatives are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and the outsourced manufacturing of certain components of our products. If we are unable to comply, or are unable to cause our suppliers to comply, with such policies or provisions, a customer may stop purchasing products from us, and may take legal action against us, which could harm our reputation, revenue and results of operations.
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
Our operations and performance depend on worldwide economic and political conditions. These conditions have been adversely impacted by continued global economic uncertainty, political instability and military hostilities in multiple geographies, monetary and financial uncertainties in Europe and other foreign countries, global health pandemics, rising interest rates, and domestic and global inflationary trends. These include potential reductions in the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries. These conditions have made and may continue to make it difficult for our customers and potential customers to afford our products, and could cause our customers to stop using our products or to use them less frequently. If that were to occur, our revenue may decrease and our performance may be negatively impacted. In addition, the pressure on consumers to absorb more of their own health care costs has resulted in some cases in higher deductibles and limits on durable medical equipment, which may cause seasonality in purchasing patterns. Furthermore, during economic uncertainty, our customers have had job losses and may continue to have issues gaining timely access to sufficient health insurance or credit, which could result in their unwillingness to purchase products or impair their ability to make timely payments to us. A recession, depression or other sustained adverse market event could materially and adversely affect our business and the value of our common stock.
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

ITEM 1B - UNRESOLVED STAFF COMMENTS
None.

ITEM 1C - CYBERSECURITY
Risk Management and Strategy
We have processes in place for assessing, identifying, and managing material risks from cybersecurity threats, which are integrated into our overall enterprise risk management processes. The processes for assessing, identifying and managing material risks from cybersecurity threats, including threats associated with our use of third-party service providers, include identifying the relevant assets that could be affected, determining possible threat sources and threat events, assessing threats based on their potential likelihood and impact, and identifying controls that are in place or necessary to manage and/or mitigate such risks.
We have established cybersecurity and privacy programs to maintain the confidentiality, integrity, availability, and privacy of protected information and ensure compliance with relevant security/privacy regulations, contractual requirements, and industry-standard frameworks. Our cybersecurity program includes annual review and assessment by external, independent third parties, who certify and report on these programs. For example, our Information Security Management System (ISMS) is certified as being in conformity with ISO/IEC 27001 by SRI Quality System Registrar. We maintain cybersecurity and privacy policies and procedures in accordance with industry-standard control frameworks and applicable regulations, laws, and standards. All corporate cybersecurity policies are reviewed and approved by senior leadership at least annually as part of our ISMS.
Our cybersecurity controls, which are the mechanisms in place to prevent, detect and mitigate threats in accordance with our policies and procedures, are based on the regulatory requirements to which we are subject and are monitored and tested both internally and externally by third parties at least annually. These controls include regular system updates and patches, employee training on cybersecurity and privacy requirements, incident reporting, and the use of encryption to secure sensitive information. In addition, we also regularly perform phishing tests of our employees and update our training plan at least annually. We maintain business continuity and disaster recovery capabilities to mitigate interruptions to critical information systems and/or the loss of data and services from the effects of natural or man-made disasters to Dexcom locations. We also provide annual privacy and security training for all employees. Our security training incorporates awareness of cyber threats (including but not limited to malware, ransomware and social engineering attacks), password hygiene, incident reporting process, as well as physical security best practices.
In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from security incidents were immaterial. As a result, we do not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected us, our results of operations and financial condition. However, as discussed under “Risk Factors” in Part I, Item 1A of this Annual Report, cybersecurity threats pose multiple risks to us, including potentially to our results of operations and financial condition. See “Risk Factors — Risks Related to Privacy and Security.” As cybersecurity threats become more frequent, sophisticated and coordinated, it is reasonably likely that we will be required to expend greater resources to continue to modify and enhance our protective measures as we pursue our strategy that includes developing and commercializing products that integrate our CGM technologies into insulin delivery systems or data platforms of our partners. The technology integration and cloud-based depository platforms we continue to focus on can make us more vulnerable to cybersecurity threats, thereby making our pursuit of such strategies more costly.
Governance
Our Board of Directors is responsible for exercising oversight of management’s identification and management of, and planning for, risks from cybersecurity threats. While the full Board has overall responsibility for risk oversight, the Board has delegated oversight responsibility related to risks from cybersecurity threats to the Board’s Technology Committee. The Technology Committee reports to the Board as necessary with respect to its activities, including making such reports and recommendations to the Board and its other committees as necessary and appropriate and consistent with its purpose, described below.
The Technology Committee, comprised of independent Board members, is responsible for reviewing cybersecurity, privacy, data protection and other major technology risk exposures of the Company, the steps management has taken to monitor and control such exposures, and the Company’s compliance with applicable cybersecurity and data privacy laws and industry standards. These reviews are provided at least quarterly. The Technology Committee receives management updates and reports, primarily through the Company’s Cybersecurity and Privacy Committee, a multidisciplinary team responsible for the overall governance, decision-making, risk management, awareness and compliance for cybersecurity and privacy activities across the Company.
The Cybersecurity and Privacy Committee is co-chaired by our Information Security Officer (ISO), Product Security Officer (PSO), and Chief Privacy Officer (CPO), and its members include executive officers of the Company, including our Chief Technology Officer, Chief Financial Officer, Chief Information Officer, and Chief Legal Officer, as well as representatives from the finance, internal audit, quality, regulatory, and legal teams. Management’s role in assessing and managing the material risks from cybersecurity threats is accomplished primarily through the committee.
Members of the Cybersecurity and Privacy Committee have broad ranges of expertise and experience in information technology and security. Our ISO, a co-chair of the committee, has over fifteen years of experience in the field of information security management, having previously led security operations and infrastructure and IT functions for a public university campus and a non-profit organization, and holds several licenses and certifications relating to information security, including a Certified Information Systems Security Manager from the Information Systems Audit and Control Association (ISACA), a Certified Information Systems Security Professional (CISSP) from the International Information Security System Security Certification Consortium (ISC2) and several technical cybersecurity certifications from the Global Information Assurance Certification (GIAC). Our PSO, also a co-chair of the committee, has over twenty-five years of previous experience in cyber security architecture and cyber security management for a number of large Fortune 500 technology companies and holds several certifications including CISSP from the International Information Security System Security Certification Consortium , C-CISO from EC-Council, Numerous certifications from Microsoft, CISCO, Juniper, Checkpoint among others and has completed several advanced GIAC security classes from the SANS Institute.
Our ISO reports directly to our Senior Vice President, Chief Information Officer (CIO), who is a member of the committee. He has held this role at Dexcom since 2021, having previously served as our Senior Vice President, Information Technology since 2018 and Vice President, Information Technology from 2016 to 2018. Our CIO also has a wide range of experience within global organizations in the field of information technology, including having served in various IT leadership roles at CareFusion, a Becton Dickinson Company, from 2012 to 2016, and ResMed in San Diego from 2007 to 2012. He holds a Bachelor of Engineering in Mechanical Engineering and a Master of Industrial Engineering. Our PSO reports directly to our Executive Vice President, Chief Technology Officer (CTO), who is also a member of the committee. Our CTO has held this role since 2022 and has 25 years of experience spanning consumer electronics, data storage, IoT and broadband industries. From 2011 to 2022 he worked at Technicolor (now known as Vantiva), most recently serving as Chief Technology Officer and General Manager of the Broadband Business Division. In addition to an MBA, he holds a Master of Science in Mechanical Engineering and a Bachelor of Mechanical Engineering.
The prevention, detection, mitigation and remediation of cybersecurity incidents at Dexcom is accomplished pursuant to various policies, procedures and processes, including incident response plans and the cybersecurity and privacy programs and controls described above under “Risk Management and Strategy.” These measures include escalation protocols through which the Cybersecurity and Privacy Committee is informed about cybersecurity and incidents by our ISO and PSO, who are informed through our business units. As described above, members of the Cybersecurity and Privacy Committee provide updates to the Technology Committee of the Board on a regular basis, and the full Board receives updates from the Technology Committee. In addition, there are protocols in place for immediate escalation in the event of any cybersecurity issues or developments that may require consideration between regularly scheduled Technology Committee or Board meetings.

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
Our headquarters, research and development, and certain of our manufacturing operations are located in San Diego, California. We also lease various manufacturing, administrative, warehouse and customer support real properties throughout the world.
As of December 31, 2023, we had approximately 65,900 square feet of laboratory space and approximately 155,700 square feet of controlled environment rooms.
In 2023, we completed the initial phase of construction of our new facility in Malaysia and commenced commercial manufacturing. We are also expanding our facility in Mesa, Arizona to scale up manufacturing capacity.

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
Since June 2021, we and certain Abbott Diabetes Care, Inc. (“Abbott”) entities have served patent infringement complaints against each other in multiple jurisdictions against certain continuous glucose monitoring products of each company.
In June 2021, we initiated patent infringement litigation against Abbott in the United States (U.S.D.C., Western District of Texas) and Germany (National Court (“N.C.”) in Mannheim). In May 2023, we filed additional patent infringement actions in Germany (N.C. in Munich). In July and August 2023, we initiated patent infringement litigation in the United Patent Court (“UPC”) (Paris & Munich) and in Spain (Commercial Courts of Barcelona). In October and November 2023, we initiated patent infringement litigation in Germany (N.C. in Munich) and in the UPC (Paris & Munich). In January 2024, we initiated patent infringement litigation in Germany (N.C. in Hamburg).
In July 2021, one day after we initiated litigation in the U.S.D.C., Western District of Texas, Abbott initiated patent infringement litigation against Dexcom in the United States (U.S.D.C., Delaware (“D1”)). Shortly thereafter, Abbott filed additional patent infringement litigation actions in the United Kingdom (Business and Property Courts of England and Wales) and Germany (N.C. in Mannheim and Dusseldorf).
In response to the lawsuits initiated by Abbott in the United Kingdom, Dexcom also filed patent infringement counterclaims in the Business and Property Courts of England and Wales. Three trials on liability have already been conducted in the United Kingdom. On October 18, 2023, judgment was handed down in favor of Dexcom in one of these trials. On January 15, 2024, judgment was handed down invalidating both Abbott and Dexcom’s patents in another one of these trials. The parties are awaiting rulings on the remaining trial. Dexcom and Abbott sought injunctive relief and monetary damages as a result of their respective claims.

In December 2021, Abbott filed a breach of contract lawsuit against Dexcom in the United States (U.S.D.C., District of Delaware) alleging that Dexcom breached the parties' Settlement and License Agreement dated July 2, 2014 (“SLA”). The U.S.D.C., District of Delaware consolidated Abbott’s breach of contract lawsuit with Dexcom’s patent infringement lawsuit which had been transferred from the U.S.D.C., Western District of Texas (“D3”). Dexcom asserted counterclaims that Abbott also breached the SLA. A jury trial on Abbott’s breach of contract claims commenced on July 10, 2023. On July 14, 2023, the jury verdict determined that Abbott was not licensed to thirteen claims of certain Dexcom patents and that Abbott was licensed to five claims. In April 2022, Abbott initiated the inter partes review (“IPR”) process on the asserted claims of Dexcom’s patents in D3. The U.S. Patent and Trademark Office (the “PTO”) denied institution of one of Dexcom’s patents and instituted IPR on the other four. Ultimately, in November 2023, the PTO issued its Final Written Decision, upholding claims of two Dexcom patents to be patentable, which cover factory calibration and certain alarms and alerts, and two to be unpatentable, which cover certain sensor code and sensor configurations. We will continue to enforce the remaining claims of the patents asserted in Delaware with trial set for February 2025.
In February 2023, Abbott filed patent infringement litigation against us in Germany (N.C. in Hamburg and Munich). In March 2023, Abbott filed a patent infringement litigation in the United States (U.S.D.C., Delaware (“D4”)) and we filed counterclaims for patent infringement in that action in June 2023. In June 2023, Abbott filed patent infringement litigation actions in the United Kingdom (Business and Property Courts of England and Wales). In response to the lawsuits initiated by Abbott in the United Kingdom, Dexcom also filed patent infringement counterclaims in that jurisdiction.
Abbott’s patent infringement action, “D1", against Dexcom is currently scheduled for trial in the U.S.D.C., District of Delaware on March 11, 2024. In the lead up to trial, the U.S.D.C., District of Delaware invalidated one of Abbott’s patents on factory calibration and Abbott dropped four other patents from the litigation. The claims currently being litigated are isolated to the inserter mechanism and the wearable seal and mount of Dexcom’s G6.
Commencing in January 2024, Abbott has several patent infringement hearings against Dexcom in Germany (N.C. in Hamburg and Munich) wherein Abbott is seeking damages and injunctive relief. On January 31, 2024, the Court in Munich in two such hearings provided Dexcom additional time to brief certain issues Abbott raised late in the proceedings, thus postponing a decision in both proceedings until May 2024. In March and April of 2024, Dexcom has several patent infringement hearings in the N.C. in Mannheim and Munich against Abbott, wherein Dexcom is seeking damages and injunctive relief. Dexcom has hearings in May and June 2024 in its first two proceedings in the UPC and in July 2024 in the N.C. in Munich.
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
Stockholders
We had approximately 35 stockholders of record as of February 1, 2024. The number of beneficial owners of our common stock at that date was substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future.
Recent Sales of Unregistered Securities
In connection with the accelerated share repurchase agreement with Bank of America, N.A., we issued 6,325 shares of our common stock in December 2023 in a private placement exempt from the registration requirements of the Securities Act in reliance on the exemption set forth in Section 4(a)(2) of the Securities Act.
There were no other unregistered sales of equity securities which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K during the last three fiscal years ended December 31, 2023.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 24, 2023, our Board of Directors authorized and approved a share repurchase program of up to $500.0 million of our outstanding common stock, with a repurchase period ending no later than October 31, 2024 (“2023 Share Repurchase Program”). Under the 2023 Share Repurchase Program, on October 31, 2023, we entered into an accelerated share repurchase agreement (“2023 ASR”) with Bank of America, N.A. (“BofA”) to repurchase shares of our common stock in an aggregate notional amount of up to $500.0 million.
See Note 9 “Employee Benefit Plans and Stockholders' Equity” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information about our share repurchases during the year ended December 31, 2023.
The following table provides information about purchases by us of our shares of common stock during the three months ended December 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value of shares that may yet be purchased under the program (in millions)
10/01/2023 - 10/31/2023	4,710,870	(1)	4,710,870	$100.0
11/01/2023 - 11/30/2023	—	$—	—	$100.0
12/01/2023 - 12/31/2023	—	(1)	—	$—

(1) Pursuant to the terms of the 2023 ASR, in October 2023, we paid BofA $500.0 million in cash and received an initial delivery of approximately 4.7 million shares of our common stock based on the closing market price on October 30, 2023 of $84.91. This initial delivery of shares represented approximately 80% of the notional amount of the 2023 ASR. On December 14, 2023, the 2023 ASR was settled. Based on the volume-weighted average price of our common stock, less a discount, of $106.28 during the term of the 2023 ASR, we owed BofA 6,325 shares of common stock. We elected to settle the forward contract by issuing 6,325 treasury shares on December 15, 2023 to BofA.

Company Stock Price Performance
Our 2022 Annual Report on Form 10-K included a comparison of the 5-year cumulative total return of our common stock with the Nasdaq Composite index and the Nasdaq Medical Equipment index. As a result of the discontinuation of the Nasdaq Medical Equipment index in 2022, we believe that the S&P Health Care Equipment Select Industry index is a more appropriate index for comparison of our stock performance. Accordingly, the graph below compares the cumulative total stockholder return on our common stock with the cumulative total returns on the Nasdaq Composite index, the Nasdaq Medical Equipment index, the S&P Health Care Equipment Select Industry index, and the S&P 500 index over the five-year period ended December 31, 2023.
The graph assumes that $100 was invested in Dexcom common stock and in each of the other indices on December 31, 2018 and that all dividends were reinvested. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Dexcom’s common stock.
The graph below and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
AMONG DEXCOM, INC., THE S&P 500, THE S&P HEALTH CARE EQUIPMENT, THE NASDAQ COMPOSITE INDEX, AND THE NASDAQ MEDICAL EQUIPMENT INDEX

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
Index Value
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Fiscal Year Ending
DexCom, Inc.
S&P 500
S&P Health Care Equipment
Nasdaq Composite
Nasdaq Medical Equipment

* $100 invested on December 31, 2018 in stock or index, including reinvestment of any dividends.

	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
DexCom, Inc.	$100.00	$182.59	$308.61	$448.21	$378.10	$414.32
S&P 500	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
S&P Health Care Equipment	$100.00	$122.72	$163.40	$169.11	$129.60	$122.26
Nasdaq Composite	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
Nasdaq Medical Equipment	$100.00	$97.52	$136.07	$140.62	$94.93

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
While our significant accounting policies are described in Note 1 “Organization and Significant Accounting Policies” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, we believe that the following accounting estimates are most critical to a full understanding and evaluation of our reported financial results. Members of our senior management have discussed the development and selection of these critical accounting estimates and their disclosure in this Annual Report on Form 10-K with the Audit Committee of our Board of Directors.
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
Historically, adjustments to these estimates to reflect actual results or updated expectations, have not been material to our overall business and generally have been less than 1% of revenue. An increase or decrease of 1% in our estimate of products sold subject to rebate during 2023, holding all other assumptions constant, would increase or decrease revenue by approximately $22.9 million.
For more information, see Revenue Recognition in Note 1 “Organization and Significant Accounting Policies” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
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
Key Highlights for fiscal 2023 include the following:

Revenue	Gross Profit	Operating Income	Net Income	Operating Cash Flow
$3.62 billion	$2.29 billion	$597.7 million	$541.5 million	$748.5 million
up 24% from 2022	up 22% from 2022	up 53% from 2022	up 59% from 2022	up 12% from 2022

We ended fiscal 2023 with cash, cash equivalents and short-term marketable securities totaling $2.72 billion.

Results of Operations

Financial Overview
For discussion related to the results of operations and changes in financial condition for fiscal 2022 compared to fiscal 2021 refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2022 Annual Report on Form 10-K, which was filed with the SEC on February 9, 2023.

Twelve Months Ended December 31, 2023 Compared to Twelve Months Ended December 31, 2022
	Twelve Months Ended December 31,				2023 - 2022
(In millions, except per share amounts)	2023	% of Revenue (1)	2022	% of Revenue (1)	$ Change	% Change
Revenue	$3,622.3	100%	$2,909.8	100%	$712.5	24%
Cost of sales	1,333.4	37%	1,026.7	35%	306.7	30%
Gross profit	2,288.9	63.2%	1,883.1	64.7%	405.8	22%
Operating expenses:
Research and development	505.8	14%	484.2	17%	21.6	4%
Selling, general and administrative	1,185.4	33%	1,007.7	35%	177.7	18%
Total operating expenses	1,691.2	47%	1,491.9	51%	199.3	13%
Operating income	597.7	17%	391.2	13%	206.5	53%
Other income (expense), net	112.7	3%	(0.4)	—%	113.1	**
Income before income taxes	710.4	20%	390.8	13%	319.6	82%
Income tax expense (benefit)	168.9	5%	49.6	2%	119.3	**
Net income	$541.5	15%	$341.2	12%	$200.3	59%

Basic net income per share	$1.40	**	$0.88	**	$0.52	59%
Diluted net income per share	$1.30	**	$0.82	**	$0.48	59%

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
Research and development
Our research and development expenses primarily consist of engineering and research expenses related to our sensing technology, clinical trials, regulatory expenses, quality assurance programs, employee compensation, and business process outsourcers.
Amortization of intangible assets
Our amortization expense primarily relates to acquired technology and intellectual property and other acquired intangible assets.

Selling, general and administrative
Our selling, general and administrative expenses primarily consist of employee compensation for our executive, financial, sales, marketing, information technology and administrative functions. Other significant expenses include commissions, marketing and advertising, IT software license costs, insurance, professional fees for our outside legal counsel and independent auditors, litigation expenses, patent application expenses and consulting expenses.
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

Twelve Months Ended December 31, 2023 Compared to Twelve Months Ended December 31, 2022

Revenue
The revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base, partially offset by mix shift and price associated with the evolution of our channel and product strategy.

Disposable sensor and other revenue comprised approximately 90% of total revenue and Reusable Hardware revenue comprised approximately 10% of total revenue for the twelve months ended December 31, 2023. Disposable sensor and other revenue comprised approximately 87% of total revenue and Reusable Hardware revenue comprised approximately 13% of total revenue for the twelve months ended December 31, 2022.

Cost of sales & Gross profit
Cost of sales and gross profit increased primarily due to an increase in sales volume.

The decrease in gross profit margin in 2023 compared to 2022 was primarily driven by the increase of the amortization of an intangible asset and price, product, and channel mix changes.

Research and development expense
Research and development expense increased primarily due to $33.7 million in compensation-related costs most notably due to higher headcount, partially offset by $15.9 million of lower third party and consulting fees primarily related to software development for new products and significant enhancements.

We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.

Selling, general and administrative expense
Selling, general and administrative expense increased primarily due to $88.8 million in compensation-related costs most notably due to higher headcount, $37.8 million in legal expense primarily related to a patent infringement lawsuit, and $36.6 million in advertising and marketing costs associated with global product launches.

Other income (expense), net
Other income (expense), net, increased primarily due to $111.2 million in interest and dividend income on our cash, cash equivalents, and marketable securities portfolio. The increase in interest income was related to a change in market interest rates, as well as an increase in the average invested balances during 2023 compared to 2022.

Income tax expense (benefit)
We recorded income tax expense on pre-tax book income for the twelve months ended December 31, 2023 and December 31, 2022. The income tax expense we recorded for 2023 is primarily attributable to income tax expense from normal, recurring operations as well as income taxes related to an intra-entity transfer of certain intellectual property partially offset by excess tax benefits recognized for share-based compensation for employees (net of disallowed executive compensation) and the Verily milestone payment, and generation of research and development tax credits. The income tax expense we recorded for 2022 is primarily attributable to income tax expense from normal, recurring operations partially offset by excess tax benefits recognized for employee share-based compensation (net of disallowed executive compensation) and the Verily milestone.

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

A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in U.S. dollars. We will be exposed to additional foreign currency exchange risk related to our international operations as we expand our manufacturing internationally and as our business continues to increase in international markets. See “Foreign Currency Exchange Risk” in Part II, Item 7A of this Annual Report on Form 10-K for more information.
Main Sources of Liquidity
Cash, cash equivalents and short-term marketable securities
Our cash, cash equivalents and short-term marketable securities totaled $2.72 billion as of December 31, 2023. None of those funds were restricted and $2.54 billion (approximately 93%) of those funds were located in the United States.
Cash flow from Operations
For the twelve months ended December 31, 2023, we had positive cash flows of $748.5 million from operating activities. We anticipate that we will continue to generate positive cash flows from operations for the foreseeable future.
Senior Convertible Notes
We received net proceeds of $1.19 billion in May 2020 from the 2025 Notes offering and net proceeds of $1.23 billion from the 2028 Notes offering. We used $282.6 million of the net proceeds from the offering of the 2025 Notes to repurchase a portion of our senior convertible notes due in 2022. We used $289.9 million of the net proceeds from the offering of the 2028 Notes to purchase capped call transactions and repurchase shares of our common stock in May 2023. We intend to use the remainder of the net proceeds from the 2025 Notes offering and 2028 Notes offering for general corporate purposes and capital expenditures, including working capital needs. We may also use the net proceeds to expand our current business through in-licensing or acquisitions of, or investments in, other businesses, products or technologies; however, we do not have any significant commitments with respect to any such acquisitions or investments at this time.
In connection with the 2028 Notes offering we purchased the 2028 Capped Calls. See Note 5 “Debt” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information about our senior convertible notes and the 2028 Capped Calls.
Revolving Credit Agreement
As of December 31, 2023, we had no outstanding borrowings, $7.4 million in outstanding letters of credit, and a total available balance of $192.6 million under the Amended Credit Agreement. We monitor counterparty risk associated with the institutional lenders that are providing the Credit Facility. We currently believe that the Credit Facility will be available to us should we choose to borrow under it. Revolving loans will be available for general corporate purposes, including working capital and capital expenditures. See Note 5 “Debt” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more details on the Revolving Credit Agreement.
Short-term Liquidity Requirements
Our short-term liquidity requirements primarily consist of regular operating costs, interest payments related to our senior convertible notes, capital expenditures for the development of our manufacturing facilities and office spaces, and short-term material cash requirements as described below. As of December 31, 2023, we had a working capital ratio of 2.84 and a quick ratio of 2.38, which indicates that our current assets are more than enough to cover our short-term liabilities. We expect to have significant capital expenditures for the next year to scale-up capacity in Mesa, Arizona and drive our strategic initiatives of building out our manufacturing facilities and/or equipment in Malaysia and Ireland.
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

Long-term Liquidity Requirements
Our long-term liquidity requirements primarily consist of interest and principal payments related to our senior convertible notes, capital expenditures for the development of our manufacturing facilities and office spaces, and long-term material cash requirements as described below. As of December 31, 2023, we had a debt-to-assets ratio of 0.39, which indicates that our total assets are more than enough to cover our short-term and long-term debts. As demand grows for our products, we will continue to expand global operations to meet demand through investments in manufacturing and operations. We expect to meet our long-term liquidity requirements from our main sources of liquidity as described above to support our future operations, capital expenditures, acquisitions, and other liquidity requirements associated with our operations beyond the next 12 months.
As of December 31, 2023, we have outstanding senior convertible notes that will mature in November 2025 and May 2028. However, the outstanding principal of our senior convertible notes could be converted into cash and/or shares of our common stock prior to maturity once certain conditions are met. See Note 5 “Debt” to the consolidated financial statements in Part II, Item 8 of this Annual Report for information on conversion rights prior to maturity.
Material Cash Requirements
From time to time in the ordinary course of business, we enter into a variety of purchase arrangements including but not limited to, purchase arrangements related to capital expenditures, components used in manufacturing, and research and development activities. See Purchase Commitments in Note 6 “Leases and Other Commitments” to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information.
We issued our outstanding senior convertible notes in May 2020 and May 2023. These obligations include both principal and interest for these notes. Although these notes mature in November 2025 and May 2028, respectively, they may be converted into cash and/or shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayment of the principal amounts sooner than the scheduled repayment. See Note 5 “Debt” to the consolidated financial statements in Part II, Item 8 of this Annual Report for further discussion of the terms of our senior convertible notes.
We are party to various leasing arrangements, primarily for office, manufacturing and warehouse space that expire at various times through December 2030, excluding any renewal options. We also have land leases in Penang, Malaysia for the build-out of our international manufacturing facility lease that expire through 2082. We anticipate incurring significant expenditures related to our Malaysia manufacturing facility and equipment over the next year and the build-out of the Ireland manufacturing facility and equipment over the next five years. See Leases in Note 6 “Leases and Other Commitments” to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information about our leases.
See Note 5 “Debt” to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information about the terms of the Credit Agreement, our senior convertible notes, and the 2028 Capped Calls.

Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated. See the consolidated financial statements in Part II, Item 8 of this Annual Report for complete consolidated statements of cash flows for these periods.

Cash Flows Summary 2023 YTD vs. 2022 YTD
$1,000.0 M
$500.0 M
$— M
$(500.0) M
$(1,000.0) M
$748.5 M
$(507.2) M
$(318.6) M
$669.5 M
$(521.5) M
$(552.5) M
YTD 2023
YTD 2022
Operating Cash Flows
Investing Cash Flows
Financing Cash Flows

As of December 31, 2023, we had $2.72 billion in cash, cash equivalents and short-term marketable securities, which is an increase of $267.9 million compared to $2.46 billion as of December 31, 2022.
The primary cash flows during the twelve months ended December 31, 2023 and 2022 are described below. See the consolidated financial statements in Part II, Item 8 of this Annual Report for complete consolidated statements of cash flows for these periods.

Twelve Months Ended
		December 31, 2023		December 31, 2022
Operating Cash Flows	+	$541.5 million of net income and $203.8 million of net non-cash adjustments, and a net increase of $3.2 million in changes of working capital balances	+	$341.2 million of net income and $301.6 million of net non-cash adjustments, and a net increase of $26.7 million in changes of working capital balances
		Net non-cash adjustments were primarily related to share-based compensation and depreciation and amortization.		Net non-cash adjustments were primarily related to share-based compensation and depreciation and amortization.

Investing Cash Flows	-	$253.0 million in net purchases of marketable securities	-	$364.8 million in capital expenditures
	-	$236.6 million in capital expenditures	-	$138.5 million in net purchases of marketable securities
	-	$19.5 million in purchases of equity investments	-	$14.5 million in purchases of equity investments

Financing Cash Flows	+	$1.23 billion in proceeds from issuance of senior convertible notes, net of issuance costs	+	$22.5 million in proceeds from issuance of common stock under our employee stock plans
	+	$26.6 million in proceeds from issuance of common stock under our employee stock plans	-	$557.7 million in purchases of treasury stock
	-	$787.3 million in payments for conversions of senior convertible notes	-	$15.6 million in payments for financing leases
	-	$688.7 million in purchases of treasury stock
	-	$101.3 million in purchases of capped call transactions

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
Market Price Sensitive Instruments
The 2023 Warrants could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given quarterly or annual measurement period exceeds the strike price of the warrants. The 2028 Capped Calls are expected generally to reduce potential dilution to our common stock upon conversion of the 2028 Notes and/or offset any cash payments that we are required to make in excess of the principal amount of converted 2028 Notes, with such reduction and/or offset subject to a cap. See Note 5 “Debt” to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information.

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
We are exposed to additional foreign currency exchange risk related to our foreign operations as we are now manufacturing internationally and as our business continues to increase in markets outside of the United States. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Australian Dollar, the British Pound, the Canadian Dollar, the Euro, and the Malaysian Ringgit, could adversely affect our financial results, including income and losses as well as assets and liabilities in addition to risks to our revenues, revenue growth rates, and gross profit margins.
We translate the financial statements of our international subsidiaries with functional currencies other than the U.S. dollar into the U.S. dollar for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. We record net gains or losses resulting from the translation of these financial statements and the effect of exchange rate changes on intercompany receivables and payables of a long-term nature as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying investment in international subsidiaries. We also record exchange rate fluctuations resulting from the translation of the short-term intercompany balances between domestic entities and our international subsidiaries as foreign currency transaction gains or losses and include them in other income (expense), net in our consolidated statements of operations.
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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required is set forth under “Report of Independent Registered Public Accounting Firm,” “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “ Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Stockholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” on pages F-10 to F-43 of this Annual Report and is incorporated into this Item 8 by reference.
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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Regulations under the Exchange Act, require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act, is accumulated and timely communicated to management, including our Chief Executive Officer and Chief Financial Officer, recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures. Based on their evaluation as of December 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date for this purpose.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.
Our management, with the participation of the Chief Executive and Chief Financial Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an Independent Registered Public Accounting Firm, as stated in their report which is included herein.
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
To the Stockholders and the Board of Directors of DexCom, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited DexCom, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, DexCom, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of DexCom, Inc. as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 8, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Diego, California
February 8, 2024

ITEM 9B - OTHER INFORMATION
Trading Plans
During the three months ended December 31, 2023, the following Section 16 officers and directors adopted or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

Name	Title	Action	Action Date	Aggregate Number of Shares to be Sold(1)	Expiration Date(2)
Matthew Dolan	Executive Vice President, Strategy, Corporate Development and Dexcom Labs	Adoption	12/15/2023	15,326	12/15/2024
Paul Flynn	Executive Vice President, Global Revenue	Adoption	12/15/2023	31,253	12/15/2024
Girish Naganathan	Executive Vice President, Chief Technology Officer	Adoption	11/20/2023	5,137	11/20/2024
Steven R. Pacelli	Executive Vice President and Managing Director, Dexcom Ventures	Adoption	11/27/2023	15,000	1/23/2025
Barry J. Regan	Executive Vice President, Global Operations	Adoption	12/4/2023	28,430	12/4/2024
Kevin R. Sayer	Chairperson, President and Chief Executive Officer	Adoption	12/12/2023	100,965	12/12/2024
Sadie M. Stern	Executive Vice President, Chief Human Resources Officer	Adoption(3)	12/12/2023	12,825	3/11/2025
Sadie M. Stern	Executive Vice President, Chief Human Resources Officer	Termination(3)	12/12/2023	4,708	3/8/2024
Jereme M. Sylvain	Executive Vice President, Chief Financial Officer	Adoption	11/21/2023	6,863	11/21/2024

(1) The actual number of shares sold may depend on the net shares vested as a result of tax withholding obligations, the vesting of certain performance-based stock units, the number of shares purchased under employee stock purchase plans, one or more limit orders, as applicable, and therefore, may not be determinable at this time.

(2) Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the date listed in the table.
(3) Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan adopted on December 12, 2023 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), as then in effect, under the Exchange Act.

Each of the Rule 10b5-1 trading arrangements that were adopted in the above table are in accordance with our insider trading policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.
No Section 16 officers or directors adopted, modified, or terminated a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act) during the three months ended December 31, 2023.

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
We have adopted a written code of ethics for financial employees that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other employees of the finance department designated by our Chief Financial Officer. This code of ethics, titled the “Code of Conduct and Business Ethics,” is publicly available on our Internet website at https://dexcom.gcs-web.com/corporate-governance. The information contained on our Internet website is not incorporated by reference into this Annual Report on Form 10-K. When required by the rules of Nasdaq, or the SEC, we will disclose any future amendment to, or waiver of, any provision of the code of ethics for our principal executive officer and principal financial officer or any member or members of our board of directors on our website within four business days following the date of such amendment or waiver.
The information concerning the Audit Committee of the Board of Directors required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Committees of the Board and Meetings - Audit Committee.”
The information concerning material changes to the procedures by which stockholders may recommend nominees to the Board of Directors required by this Item is incorporated by reference to information set forth in the Proxy Statement.
The information concerning the Company’s insider trading policies and compliance with Section 16(a) required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Insider Trading Policy” and Delinquent Section 16(a) Reports, respectively.

ITEM 11 - EXECUTIVE COMPENSATION
The information required by this Item concerning executive compensation and our Compensation Committee is incorporated by reference to the sections in the Proxy Statement entitled “Compensation Discussion and Analysis,” “2023 Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at December 31, 2023,” “2023 Option Awards Exercises and Stock Vested,” “Executive Nonqualified Deferred Compensation Plan,” “Employment, Severance and Change in Control Arrangements,” “2023 Director Compensation,” “Risks from Compensation Policies and Practices,” “Chief Executive Officer Pay Ratio,” “Compensation Committee Interlocks,” and “Compensation Committee Report.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the sections in the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item with respect to director independence is incorporated by reference to the section in the Proxy Statement entitled “Corporate Governance - Director Independence”.
The information concerning certain relationships and related transactions required by this Item is incorporated by reference to the section in the Proxy Statement entitled “Certain Transactions With Related Persons.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information concerning principal accountant fees and services required by this Item is incorporated by reference to the section in the Proxy Statement entitled “Ratification of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15 - EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
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
3. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Date of First Filing	Exhibit Number
3.1	Restated Certificate of Incorporation of DexCom, Inc.	8-K	000-51222	June 10, 2022	3.1
3.2	Amended and Restated Bylaws of DexCom, Inc.	8-K	000-51222	May 21, 2021	3.3
4.1	Form of Specimen Certificate for DexCom, Inc. common stock.	S-1/A	333-122454	March 24, 2005	4.01
4.2	Indenture, dated November 30, 2018, between DexCom, Inc. and U.S. Bank National Association (including the form of 0.75% Convertible Senior Notes due 2023).	8-K	000-51222	December 3, 2018	4.1
4.3	Indenture, dated May 14, 2020, between DexCom, Inc. and U.S. Bank National Association (including the form of 0.25% Convertible Senior Notes due 2025).	8-K	000-51222	May 15, 2020	4.1
4.4	Indenture, dated May 5, 2023, between DexCom, Inc. and U.S. Bank Trust Company, National Association (including the form of 0.375% Convertible Senior Notes due 2028).	8-K	000-51222	May 5, 2023	4.1
4.5	Description of Securities Registered Under Section 12 of the Exchange Act.					X
10.1*	Offer letter between DexCom, Inc. and Kevin Sayer, dated May 3, 2011.	10-Q	000-51222	August 3, 2011	10.28
10.2	Sublease between DexCom, Inc. and Entropic Communications, LLC, dated February 1, 2016.	10-Q	000-51222	April 27, 2016	10.36
10.3*	DexCom, Inc. Executive Deferred Compensation Plan.	8-K	000-51222	June 4, 2019	10.02
10.4**	Third Amendment to Office Lease between DexCom, Inc. and John Hancock Life Insurance Company, dated January 9, 2019.	10-K	000-51222	February 13, 2020	10.40

10.5*	Form of Indemnity Agreement between DexCom, Inc. and each of its directors and executive officers.	10-K	000-51222	February 11, 2021	10.43
10.6*	DexCom, Inc. Incentive Bonus Plan.	8-K	000-51222	March 17, 2021	10.1
10.7	Second Amended and Restated Credit Agreement dated October 13, 2021 by and among DexCom, Inc., Bank of America, Silicon Valley Bank and Union Bank, and JPMorgan Chase Bank, as Administrative Agent.	10-K	000-51222	February 14, 2022	10.39
10.8	Office Lease Agreement, dated March 31, 2006, between DexCom, Inc. and Kilroy Realty, L.P., as amended on August 18, 2010 and October 1, 2014.	10-K	000-51222	February 9, 2023	10.09
10.9**	Fourth Amendment to Office Lease between DexCom, Inc. and Sequence Tech. Center CA LLC, dated September 9, 2019, as amended on October 21, 2019, May 25, 2021, and December 23, 2022.	10-K	000-51222	February 9, 2023	10.18
10.10*	DexCom, Inc. Amended and Restated Severance and Change in Control Plan.	8-K	000-51222	May 19, 2023	10.1
10.11	First Amendment to Second Amended and Restated Credit Agreement, dated June 1, 2023 by and between DexCom, Inc. and JPMorgan Chase Bank National Association.	10-Q	000-51222	July 27, 2023	10.06
10.12*	2015 Employee Stock Purchase Plan and forms of subscription agreements.					X
10.13*	Amended and Restated 2015 Equity Incentive Plan and forms of award agreements.					X
10.14**	Amended and Restated Collaboration and License Agreement, dated November 20, 2018, by and between DexCom, Inc. and Verily Life Sciences LLC (formerly Google Life Sciences LLC).					X
19.1*	Procedures and Guidelines Governing Securities Trades by Company Personnel.					X
21.01	List of Subsidiaries.					X
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney (see signature page of this Form 10-K).					X
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	X
32.02***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	X
97.1*	Compensation Recovery Policy.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	X

*	Represents a management contract or compensatory plan, contract or arrangement.
**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
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

DEXCOM, INC. (Registrant)

Dated: February 8, 2024	By:	/s/ JEREME M. SYLVAIN
Jereme M. Sylvain, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin R. Sayer and Jereme M. Sylvain, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ KEVIN R. SAYER	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 8, 2024
Kevin R. Sayer

/s/ JEREME M. SYLVAIN	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 8, 2024
Jereme M. Sylvain

/s/ MARK G. FOLETTA	Lead Independent Director	February 8, 2024
Mark G. Foletta

/s/ STEVEN R. ALTMAN	Director	February 8, 2024
Steven R. Altman

/s/ NICHOLAS AUGUSTINOS	Director	February 8, 2024
Nicholas Augustinos

/s/ RICHARD A. COLLINS	Director	February 8, 2024
Richard A. Collins

/s/ KAREN DAHUT	Director	February 8, 2024
Karen Dahut

/s/ RIMMA DRISCOLL	Director	February 8, 2024
Rimma Driscoll

/s/ BRIDGETTE P. HELLER	Director	February 8, 2024
Bridgette P. Heller

/s/ BARBARA E. KAHN	Director	February 8, 2024
Barbara E. Kahn

/s/ KYLE MALADY	Director	February 8, 2024
Kyle Malady

/s/ ERIC J. TOPOL	Director	February 8, 2024
Eric J. Topol, M.D.

DexCom, Inc.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of DexCom, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DexCom, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 8, 2024 expressed an unqualified opinion thereon.
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

Auditing management’s determination of variable consideration relating to pharmacy rebates involved a high degree of subjectivity in evaluating management’s estimates. In estimating pharmacy rebates, management applies contracted rates to estimates of products sold subject to rebate, known market events or trends and channel inventory data.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s processes to determine pharmacy rebates, including the underlying assumptions.

Our audit procedures also included, among others, evaluating the significant assumptions and the accuracy and completeness of the underlying data used in management’s calculations. This included testing contractual rates, management’s estimates of products sold subject to rebate, and inventory held by third parties at the end of the period, through a combination of underlying data validation by inspection of source documents, agreement to underlying contracts, and review for consistency against historical data. In addition, we inspected the results of the Company’s analysis of pharmacy rebates claimed and evaluated the estimates made based on historical experience.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2000.
San Diego, California
February 8, 2024

DexCom, Inc.
Consolidated Balance Sheets

	December 31,
	2023	2022
(In millions, except par value data)
Assets
Current assets:
Cash and cash equivalents	$566.3	$642.3
Short-term marketable securities	2,157.8	1,813.9
Accounts receivable, net	973.9	713.3
Inventory	559.6	306.7
Prepaid and other current assets	168.3	192.6
Total current assets	4,425.9	3,668.8
Property and equipment, net	1,113.1	1,055.6
Operating lease right-of-use assets	71.4	80.0
Goodwill	25.2	25.7
Intangibles, net	134.5	173.3
Deferred tax assets	419.4	341.2
Other assets	75.0	47.1
Total assets	$6,264.5	$5,391.7
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,345.5	$901.8
Accrued payroll and related expenses	171.0	134.3
Current portion of long-term senior convertible notes	—	772.6
Short-term operating lease liabilities	21.1	20.5
Deferred revenue	18.4	10.1
Total current liabilities	1,556.0	1,839.3
Long-term senior convertible notes	2,434.2	1,197.7
Long-term operating lease liabilities	80.1	94.6
Other long-term liabilities	125.6	128.3
Total liabilities	4,195.9	3,259.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 million shares authorized; no shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 800.0 million shares authorized; 407.2 million and 385.4 million shares issued and outstanding, respectively, at December 31, 2023; and 393.2 million and 386.3 million shares issued and outstanding, respectively, at December 31, 2022	0.4	0.4
Additional paid-in capital	3,514.6	2,258.1
Accumulated other comprehensive loss	(16.7)	(11.6)
Retained earnings	1,021.4	479.9
Treasury stock, at cost; 21.8 million shares at December 31, 2023 and 6.9 million shares at December 31, 2022	(2,451.1)	(595.0)
Total stockholders’ equity	2,068.6	2,131.8
Total liabilities and stockholders’ equity	$6,264.5	$5,391.7
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations

	Twelve Months Ended December 31,
	2023	2022	2021
(In millions, except per share data)
Revenue	$3,622.3	$2,909.8	$2,448.5
Cost of sales	1,333.4	1,026.7	768.0
Gross profit	2,288.9	1,883.1	1,680.5
Operating expenses:
Research and development	505.8	484.2	517.1
Collaborative research and development fee	—	—	87.1
Selling, general and administrative	1,185.4	1,007.7	810.5
Total operating expenses	1,691.2	1,491.9	1,414.7
Operating income	597.7	391.2	265.8
Other income (expense), net	112.7	(0.4)	(9.0)
Income before income taxes	710.4	390.8	256.8
Income tax expense	168.9	49.6	39.9
Net income	$541.5	$341.2	$216.9

Basic net income per share	$1.40	$0.88	$0.56
Shares used to compute basic net income per share	386.0	389.4	386.9
Diluted net income per share	$1.30	$0.82	$0.53
Shares used to compute diluted net income per share	425.5	427.5	428.8
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Income

	Twelve Months Ended December 31,
	2023	2022	2021
(In millions)
Net income	$541.5	$341.2	$216.9
Other comprehensive loss, net of tax:
Translation adjustments and other	(9.2)	(9.8)	(1.0)
Unrealized gain (loss) on marketable debt securities	4.1	(2.3)	(1.7)
Total other comprehensive loss, net of tax	(5.1)	(12.1)	(2.7)
Comprehensive income	$536.4	$329.1	$214.2
See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
(In millions)	Shares	Amount
Balance at December 31, 2020	384.4	0.4	1,726.5	3.2	(78.2)	(100.0)	1,551.9
Issuance of common stock under equity incentive plans	2.9	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.3	—	20.3	—	—	—	20.3
Tax benefit related to Senior Convertible Notes	—	—	(2.0)	—	—	—	(2.0)
Conversions of 2023 Notes	1.4	—	32.6	—	—	24.6	57.2
Benefit of note hedge upon conversions of 2023 Notes	(1.0)	—	130.8	—	—	(130.8)	—
Share-based compensation expense	—	—	113.4	—	—	—	113.4
Collaborative research and development fee	—	—	87.1	—	—	—	87.1
Net income	—	—	—	—	216.9	—	216.9
Other comprehensive loss, net of tax	—	—	—	(2.7)	—	—	(2.7)
Balance at December 31, 2021	388.0	0.4	2,108.7	0.5	138.7	(206.2)	2,042.1
Issuance of common stock under equity incentive plans	1.6	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.3	—	22.5	—	—	—	22.5
Issuance of common stock in connection with achievement of regulatory approval milestone, net of issuance costs	2.9	—	(189.3)	—	—	189.2	(0.1)
Purchases of treasury stock	(6.6)	—	—	—	—	(557.7)	(557.7)
Tax benefit related to Senior Convertible Notes	—	—	(0.4)	—	—	—	(0.4)
Conversions of 2023 Notes	0.4	—	4.2	—	—	13.2	17.4
Benefit of note hedge upon conversions of 2023 Notes	(0.3)	—	33.5	—	—	(33.5)	—
Share-based compensation expense	—	—	126.5	—	—	—	126.5
Capitalization of sales-based milestones	—	—	152.4	—	—	—	152.4
Net income	—	—	—	—	341.2	—	341.2
Other comprehensive loss, net of tax	—	—	—	(12.1)	—	—	(12.1)
Balance at December 31, 2022	386.3	$0.4	$2,258.1	$(11.6)	$479.9	$(595.0)	$2,131.8
Issuance of common stock under equity incentive plans	1.4	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.3	—	26.6	—	—	—	26.6
Issuance of common stock in connection with achievement of sales-based milestone, net of issuance costs	3.7	—	(323.4)	—	—	323.2	(0.2)
Purchases of treasury stock, including excise tax	(6.3)	—	(0.2)	—	—	(689.0)	(689.2)
Tax benefit related to Senior Convertible Notes	—	—	(4.4)	—	—	—	(4.4)
Conversions of 2023 Notes	12.2	—	(13.1)	—	—	—	(13.1)
Benefit of note hedge upon conversions of 2023 Notes	(12.2)	—	1,496.5	—	—	(1,490.3)	6.2
Purchase of capped call transactions, net of tax	—	—	(76.3)	—	—	—	(76.3)
Share-based compensation expense	—	—	150.8	—	—	—	150.8
Net income	—	—	—	—	541.5	—	541.5
Other comprehensive loss, net of tax	—	—	—	(5.1)	—	—	(5.1)
Balance at December 31, 2023	385.4	$0.4	$3,514.6	$(16.7)	$1,021.4	$(2,451.1)	$2,068.6
See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2023	2022	2021
(In millions)
Operating activities
Net income	$541.5	$341.2	$216.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	186.0	155.9	102.0
Share-based compensation	150.8	126.5	113.4
Collaborative research and development fee	—	—	87.1
Loss on extinguishment of debt	—	—	0.1
Non-cash interest expense	7.8	6.3	7.2
Realized (gain) loss on equity investment	(1.9)	(0.2)	(11.6)
Deferred income taxes	(55.0)	(21.6)	15.8
Other non-cash income and expenses	(83.9)	34.7	43.6
Changes in operating assets and liabilities:
Accounts receivable, net	(260.1)	(199.9)	(75.5)
Inventory	(252.6)	49.3	(112.2)
Prepaid and other assets	19.3	(131.6)	(21.3)
Operating lease right-of-use assets and liabilities, net	(4.5)	(5.8)	(0.1)
Accounts payable and accrued liabilities	466.5	295.1	58.0
Accrued payroll and related expenses	37.2	8.5	10.4
Deferred revenue and other liabilities	(2.6)	11.1	8.7
Net cash provided by operating activities	748.5	669.5	442.5
Investing activities
Purchase of marketable securities	(3,200.4)	(2,266.3)	(2,473.1)
Proceeds from sale and maturity of marketable securities	2,947.4	2,127.8	2,666.3
Purchases of property and equipment	(236.6)	(364.8)	(389.2)
Acquisitions, net of cash acquired	—	(3.9)	(30.2)
Other investing activities	(17.6)	(14.3)	10.1
Net cash used in investing activities	(507.2)	(521.5)	(216.1)
Financing activities
Net proceeds from issuance of common stock	26.6	22.5	20.3
Purchases of treasury stock	(688.7)	(557.7)	—
Proceeds from issuance of convertible notes, net of issuance costs	1,230.6	—	—
Purchases of capped call transactions	(101.3)	—	—
Payments for conversions of senior convertible notes	(787.3)	—	—
Other financing activities	1.5	(17.3)	(9.9)
Net cash provided by (used in) financing activities	(318.6)	(552.5)	10.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.5	(5.8)	(1.4)
Increase (decrease) in cash, cash equivalents and restricted cash	(75.8)	(410.3)	235.4
Cash, cash equivalents and restricted cash, beginning of period	643.3	1,053.6	818.2
Cash, cash equivalents and restricted cash, end of period	$567.5	$643.3	$1,053.6

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$566.3	$642.3	$1,052.6
Restricted cash	1.2	1.0	1.0
Total cash, cash equivalents and restricted cash	$567.5	$643.3	$1,053.6

	Twelve Months Ended December 31,
	2023	2022	2021

Supplemental disclosure of non-cash investing and financing transactions:
Shares issued for repurchase and conversions of senior convertible notes	$1,501.9	$35.9	$157.7
Shares received under note hedge upon conversion of 2023 Notes	$(1,490.3)	$(33.5)	$(130.8)
Acquisition of property and equipment included in accounts payable and accrued liabilities	$53.2	$25.7	$45.4
Supplemental cash flow information:
Cash paid during the year for interest	$12.4	$12.2	$11.6
Cash paid during the year for income taxes	$212.3	$114.2	$16.8
See accompanying notes

DexCom, Inc.
Notes to Consolidated Financial Statements
December 31, 2023

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
We calculate realized gains or losses on our marketable securities using the specific identification method. We carry our marketable debt securities at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity in our consolidated balance sheets and included in comprehensive income. Interest income and realized gains and losses on marketable debt securities are included in other income (expense), net in our consolidated statements of operations. We carry our marketable equity securities at fair value with realized and unrealized gains and losses reported in income (loss) from equity investments in our consolidated statements of operations.
We invest in various types of debt securities, including debt securities in government-sponsored entities, corporate debt securities, U.S. Treasury securities, supranational securities, and commercial paper. We do not generally intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. See Note 3 “Fair Value Measurements” and Short-Term Marketable Securities in Note 4 “Balance Sheet Details and Other Financial Information” to the consolidated financial statements for more information on our marketable securities.

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

The following table sets forth the percentages of total revenue or gross accounts receivable for customers that represent 10% or more of the respective amounts for the periods shown:

	Revenue**			Gross Accounts Receivable
	Twelve Months Ended December 31,			As of December 31,
	2023	2022	2021	2023	2022
Customer A	35%	32%	28%	20%	19%
Customer B	*	11%	12%	*	10%
Customer C	30%	26%	21%	23%	17%
Customer D	37%	29%	18%	27%	22%
Customer E	*	10%	*	*	*
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
Historically, our inventory reserves have been adequate to cover our actual losses. However, if actual product life cycles, product quality or market conditions differ from our assumptions, additional inventory adjustments that would increase cost of sales could be required.

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
We calculate depreciation using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are generally three to five years for computer software and hardware, including internal use software, four to fifteen years for machinery and equipment, and five years for furniture and fixtures. Leasehold and land improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining lease term. Buildings are amortized over the shorter of the ownership of the building or forty years. We include the amortization of assets that are recorded under finance leases in depreciation expense. On retirement or disposition, the asset cost and related accumulated depreciation are removed from our consolidated balance sheets and any gain or loss is recognized in our consolidated statements of operations.

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

Goodwill
We record goodwill when the fair value of consideration transferred in a business combination exceeds the fair value of the identifiable assets acquired and liabilities assumed. Goodwill and other intangible assets that have indefinite useful lives are not amortized, but are tested annually for impairment during the fourth fiscal quarter and whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than the carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator.
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
If the estimated fair value of a reporting unit exceeds the carrying amount of the net assets assigned to that unit, goodwill is not impaired and no further analysis is required. If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of the unit, we perform the second step of the impairment test. In this step we allocate the fair value of the reporting unit calculated in step one to all of the assets and liabilities of that unit, as if we had just acquired the reporting unit in a business combination. The excess of the fair value of the reporting unit over the total amount allocated to the assets and liabilities represents the implied fair value of goodwill. If the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference. We recorded no significant goodwill impairment charges for the twelve months ended December 31, 2023, 2022 or 2021.
The change in goodwill for the twelve months ended December 31, 2023 and 2022 primarily consisted of translation adjustments on our foreign currency denominated goodwill.

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
We recorded no significant intangible asset impairment charges for the twelve months ended December 31, 2023, 2022 or 2021.

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

Comprehensive Income
Comprehensive income consists of two elements, net income and other comprehensive loss. We report all components of comprehensive income, including net income, in our financial statements in the period in which they are recognized. Total comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We report net income and the components of other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on marketable securities, net of their related tax effect to arrive at total comprehensive income.

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
Accounts receivable as of December 31, 2023 included unbilled accounts receivable of $8.0 million. We expect to invoice and collect all unbilled accounts receivable within twelve months.
We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation.
Our performance obligations are generally satisfied within twelve months of the initial contract date. The deferred revenue balances related to performance obligations that will be satisfied after twelve months was $7.4 million as of December 31, 2023 and $19.0 million as of December 31, 2022. These balances are included in other long-term liabilities in our consolidated balance sheets. Revenue recognized in the period from performance obligations satisfied in previous periods was not material for the periods presented.
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

Research and Development
We expense costs of research and development as we incur them. Our research and development expenses primarily consists of engineering and research expenses related to our sensing technology, clinical trials, regulatory expenses, quality assurance programs, employee compensation, and business process outsourcers.
Our technology includes certain software that we develop. We expense software development costs as we incur them until technological feasibility has been established, at which time we capitalize development costs until the product is available for general release to customers. To date, our software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, we have not capitalized any development costs.

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

Advertising Costs
We expense costs to produce advertising as we incur them whereas costs to communicate advertising are expensed when the advertising is first run. Advertising costs are included in selling, general and administrative expenses. Advertising expense was $180.8 million, $160.6 million and $150.1 million for the twelve months ended December 31, 2023, 2022 and 2021, respectively.

Leases
We determine if an arrangement is a lease at inception. Lease right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease right-of-use assets and liabilities with terms of more than 12 months are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the present value is our collateralized incremental borrowing rate unless the interest rate implicit in the lease is readily determinable.

For operating leases, lease expense is recognized on a straight-line basis within operating expenses over the lease term. For finance leases, lease expense is recognized as interest and depreciation; interest using the effective interest method and depreciation on a straight-line basis over the shorter of the estimated useful lives of the assets or, in the instance where title does not transfer at the end of the lease term, the lease term. Short-term leases with lease terms of 12 months or less are not recorded on the balance sheet and are recognized on a straight line basis over the lease term.
Operating lease right-of-use assets and lease liabilities are presented separately in our consolidated balance sheets. Finance lease right-of-use assets are included in property and equipment and finance lease liabilities are included in accounts payable and accrued liabilities and in other long-term liabilities in our consolidated balance sheets.
Our lease agreements may contain lease components and non-lease components. For certain asset classes, we have elected to account for both of those components as a single lease component. We use a portfolio approach to account for the right-of-use assets and liabilities associated with certain machinery and equipment leases. Variable lease payments may include payments associated with non-lease components, payments that do not depend on a rate or index, or other costs. Variable lease payments are recognized in the period in which the obligation for those payments are incurred.

Share-Based Compensation
Share-based compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized straight-line over the requisite service period of the individual grants, which typically equals the vesting period.
We value time-based restricted stock units or RSUs at the date of grant using the intrinsic value method. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals. We estimate the fair value of these performance/market-based RSUs, or PSUs, at the date of grant using the intrinsic value method and the probability that the specified performance criteria will be met. We update our assessment of the probability that the specified performance criteria will be achieved each quarter and adjust our estimate of the fair value of the PSUs if necessary. The Monte Carlo methodology that we use to estimate the fair value of PSUs at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the PSUs at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria.
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
Potentially dilutive common shares consist of shares issuable from RSUs, PSUs, warrants, our senior convertible notes, and collaborative sales-based milestones. Potentially dilutive common shares issuable upon vesting of RSUs, PSUs, and exercise of warrants are determined using the average share price for each period under the treasury stock method. Potentially dilutive common shares issuable upon conversion of our senior convertible notes are determined using the if-converted method. In periods of net losses, we exclude all potentially dilutive common shares from the computation of the diluted net loss per share for those periods as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share for the periods shown:

	Twelve Months Ended December 31,
	2023	2022	2021
(In millions, except per share data)
Net income	$541.5	$341.2	$216.9
Add back interest expense, net of tax attributable to assumed conversion of senior convertible notes	12.6	11.0	11.4
Net income - diluted	$554.1	$352.2	$228.3

Net income per common share
Basic	$1.40	$0.88	$0.56
Diluted	$1.30	$0.82	$0.53

Basic weighted average shares outstanding	386.0	389.4	386.9
Dilutive potential common stock outstanding:
Collaborative sales-based milestones	0.7	—	—
Restricted stock units and performance stock units	1.1	1.0	2.1
Senior convertible notes	26.2	26.9	28.3
Warrants	11.5	10.2	11.5
Diluted weighted average shares outstanding	425.5	427.5	428.8
Outstanding anti-dilutive securities not included in the diluted net income per share attributable to common stockholders calculations were as follows:

	Twelve Months Ended December 31,
(In millions)	2023	2022	2021
Restricted stock units and performance stock units	—	0.4	—

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
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with U.S. GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The ASU requires greater disaggregation of information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The ASU should be applied on a prospective basis although retrospective application is permitted. We are currently evaluating the impact of this standard on our consolidated financial disclosures.

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
Upfront and Incentive payments
In the fourth quarter of 2018, we made an initial payment for an upfront fee of $250.0 million through the issuance of 7.4 million shares of our common stock. We recorded a $217.7 million charge in our consolidated statements of operations during 2018 relating to the issuance of this common stock because this milestone payment did not meet the capitalization criteria. The value of the charge was based on our closing stock price of $29.57 per share on December 28, 2018, the date on which we obtained the necessary regulatory approvals and represents the date the performance- based awards were issued. In 2019, we made a cash incentive payment of $3.2 million due to the completion of certain development obligations and we recorded these payments as research and development expense in our consolidated statements of operations.
Contingent milestones
In the fourth quarter of 2021, we determined the achievement of the regulatory approval milestone to be probable and recorded an $87.1 million research and development charge in our consolidated statements of operations. This charge is associated with IPR&D obtained in an asset acquisition prior to regulatory approval and therefore does not have an alternative future use.
In the first quarter of 2022, we received regulatory approval and issued 2.9 million shares of our common stock in connection with our achievement of the related milestone.

In the fourth quarter of 2022, we received FDA approval and determined the achievement of the sales-based milestones to be probable. As such, we capitalized the full value of the sales-based milestones, $152.4 million, as an intangible asset. The sales-based milestones are contingent upon the achievement of certain revenue targets. The value of the sales-based milestones is based on: 1) 5.2 million shares of our common stock, as agreed upon in November 2018 and 2) our closing stock price on December 28, 2018 of $29.57 per share. December 28, 2018 is the date on which we obtained the necessary regulatory approvals and represents the date the performance- based awards were issued. The intangible asset will be amortized using the straight-line method over its estimated useful life of 64 months through March 2028. The related amortization expense is recognized in cost of sales in our consolidated statements of operations and disclosed in Note 4 “Intangibles, Net” to the consolidated financial statements in Part II, Item 8 of this Annual Report.
In the fourth quarter of 2023, we issued 3.7 million shares of our common stock in connection with our achievement of the first sales-based milestone. See the effective tax rate reconciliation in Note 8 “Income Taxes” to the consolidated financial statements for more information on the tax benefits related to the collaboration agreement milestone share-based payments for the periods presented.
All milestones may be paid in cash or shares of our common stock, at our election. If we elect to make these milestone payments in cash, any such cash payment would be equal to the number of shares that would otherwise be issued for the given milestone payment multiplied by the value of our stock on the date the relevant milestone is achieved, and adjusted to give effect to any stock splits, dividends, or similar events. We intend to pay the remaining sales-based contingent milestone in shares of our common stock.
Upon achievement of the first sales-based milestone event and payment of the corresponding milestone fee by us in December 2023, the term of the Restated Collaboration Agreement was extended from December 31, 2028 to December 31, 2033.

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
The following table summarizes financial assets that we measured at fair value on a recurring basis as of December 31, 2023, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$315.9	$—	$—	$315.9

Debt securities, available-for-sale:
U.S. government agencies (1)	—	1,612.5	—	1,612.5
Commercial paper	—	184.7	—	184.7
Corporate debt	—	360.6	—	360.6
Total debt securities, available-for-sale	—	2,157.8	—	2,157.8

Other assets (2)	15.2	—	—	15.2

Total assets measured at fair value on a recurring basis	$331.1	$2,157.8	$—	$2,488.9

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
There were no transfers into or out of Level 3 securities during the twelve months ended December 31, 2023 and 2022.
Fair Value of Senior Convertible Notes
The fair value, based on trading prices (Level 1 inputs), of our senior convertible notes were as follows as of the dates indicated:

	Fair Value Measurements Using Level 1
(In millions)	December 31, 2023	December 31, 2022
Senior Convertible Notes due 2023	$—	$2,136.2
Senior Convertible Notes due 2025	1,262.8	1,314.9
Senior Convertible Notes due 2028	1,281.8	—
Total fair value of outstanding senior convertible notes	$2,544.6	$3,451.1
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
As of December 31, 2023 and December 31, 2022, the notional amounts of outstanding foreign currency forward contracts were $71.0 million and $62.0 million, respectively. The resulting impact on our consolidated financial statements from currency hedging activities was not significant for the twelve months ended December 31, 2023, 2022 and 2021.
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
We hold certain other investments that we do not measure at fair value on a recurring basis. The carrying values of these investments are $38.5 million as of December 31, 2023 and $19.0 million as of December 31, 2022. We include them in other assets in our consolidated balance sheets. It is impracticable for us to estimate the fair value of these investments on a recurring basis due to the fact that these entities are privately held and limited information is available. We monitor the information that becomes available from time to time and adjust the carrying values of these investments if there are identified events or changes in circumstances that have a significant effect on the fair values.
There were no significant impairment losses during the twelve months ended December 31, 2023. During the fourth quarter 2022, we vacated a leased building and made it available for sublease, resulting in an impairment of its asset group which consisted primarily of leasehold improvements and right-of-use asset. We recorded $23.0 million in impairment losses during the twelve months ended December 31, 2022. See Note 6 “Leases and Other Commitments” to the consolidated financial statements for more information. There were no significant impairment losses during the twelve months ended December 31, 2021.

4. Balance Sheet Details and Other Financial Information

Short-Term Marketable Securities
Short-term marketable securities, consisting of available-for-sale debt securities, were as follows as of the dates indicated:

	December 31, 2023
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies (1)	$1,611.8	$1.2	$(0.5)	$1,612.5
Commercial paper	184.8	—	(0.1)	184.7
Corporate debt	360.8	0.1	(0.3)	360.6
Total debt securities, available-for-sale	$2,157.4	$1.3	$(0.9)	$2,157.8

	December 31, 2022
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies (1)	$1,535.1	$0.2	$(4.6)	$1,530.7
Commercial paper	119.6	—	(0.2)	119.4
Corporate debt	164.3	—	(0.5)	163.8
Total debt securities, available-for-sale	$1,819.0	$0.2	$(5.3)	$1,813.9
(1) Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.
As of December 31, 2023, the estimated market value of our short-term debt securities with contractual maturities up to 12 months was $2.16 billion. As of December 31, 2022, the estimated market value of our short-term debt securities with contractual maturities up to 12 months was $1.81 billion. Gross realized gains and losses on sales of our short-term debt securities for the twelve months ended December 31, 2023, 2022 and 2021 were not significant.
We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities at December 31, 2023 were primarily due to increases in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Equity Investments
During the twelve months ended December 31, 2023, 2022 and 2021, we had no unrealized gains or losses recognized during the reporting period on equity investments. Realized gains from the sale of an equity investment were not significant for the twelve months ended December 31, 2023, 2022 and 2021.

Accounts Receivable

	December 31,
(In millions)	2023	2022
Accounts receivable	$983.2	$720.6
Less: allowance for doubtful accounts	(9.3)	(7.3)
Total accounts receivable, net	$973.9	$713.3

Reserve for prompt payment cash discounts recorded against accounts receivable, excluding allowance for doubtful accounts, was $13.7 million, $8.3 million, $13.7 million as of December 31, 2023, 2022, and 2021, respectively.

Inventory

	December 31,
(In millions)	2023	2022
Raw materials	$319.5	$159.0
Work-in-process	30.0	17.2
Finished goods	210.1	130.5
Total inventory	$559.6	$306.7
During the twelve months ended December 31, 2023, 2022 and 2021, we recorded excess and obsolete inventory charges of $16.6 million, $13.9 million and $28.1 million respectively, in cost of sales as a result of our ongoing assessment of sales demand, inventory on hand for each product and the continuous improvement and innovation of our products.

Prepaid and Other Current Assets

	December 31,
(In millions)	2023	2022
Prepaid expenses	$58.7	$48.9
Prepaid inventory	31.5	67.8
Deferred compensation plan assets	15.2	10.2
Income tax receivables	13.6	38.9
Other current assets	49.3	26.8
Total prepaid and other current assets	$168.3	$192.6

Property and Equipment

	December 31,
(In millions)	2023	2022
Land and land improvements	$34.5	$26.9
Building	190.5	54.3
Furniture and fixtures	36.9	32.6
Computer software and hardware	65.8	48.8
Machinery and equipment	683.3	449.2
Leasehold improvements	283.4	264.4
Construction in progress	328.1	542.6
Total cost	1,622.5	1,418.8
Less: accumulated depreciation and amortization	(509.4)	(363.2)
Total property and equipment, net	$1,113.1	$1,055.6
Depreciation expense related to property and equipment for the twelve months ended December 31, 2023, 2022 and 2021 was $147.4 million, $144.1 million and $96.3 million, respectively.
Loss on disposal of property and equipment during the twelve months ended December 31, 2023, 2022 and 2021 recorded in operating expenses was $0.7 million, $2.2 million and $24.5 million, respectively.

Intangibles, Net
The following table summarizes the components of gross intangible assets, accumulated amortization, and net intangible asset balances as of December 31, 2023 and December 31, 2022

		December 31, 2023
(Dollars in millions)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Verily intangible asset (1)	4.3	$152.4	$(31.0)	$121.4
Customer relationships	2.4	24.1	(15.0)	9.1
Acquired technology and intellectual property (2)	0.8	14.6	(12.6)	2.0
Trademarks and trade name	2.6	4.2	(2.2)	2.0
Intangibles, other	0.0	0.2	(0.2)	—
Total	4.1	$195.5	$(61.0)	$134.5

		December 31, 2022
(Dollars in millions)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Verily intangible (1)	5.3	$152.4	$(2.4)	$150.0
Customer relationships	3.3	24.1	(8.7)	15.4
Acquired technology and intellectual property (2)	1.7	14.6	(9.6)	5.0
Trademarks and trade name	3.5	4.2	(1.3)	2.9
Intangibles, other	0.0	0.2	(0.2)	—
Total	4.9	$195.5	$(22.2)	$173.3

(1) See Note 2 “Development and Other Agreements” to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information.
(2) Excludes Verily intangible asset.
The following table presents the total amortization expense of finite-lived intangible assets for the twelve months ended December 31, 2023, 2022 and 2021:

	Twelve Months Ended December 31,
(In millions)	2023	2022	2021
Amortization expense included in cost of sales	$30.5	$4.3	$1.9
Amortization expense included in operating expenses	8.1	7.5	3.7
Total amortization of intangible assets	$38.6	$11.8	$5.6
The following table presents estimated future amortization of the Company’s finite-lived intangible assets as of December 31, 2023:

(In millions)
2024	35.2
2025	32.6
2026	30.9
2027	28.6
2028	7.2
Thereafter	—
Total	$134.5

Other Assets

	December 31,
(In millions)	2023	2022
Long-term investments	$38.5	$19.0
Long-term deposits	14.4	16.2
Other assets	22.1	11.9
Total other assets	$75.0	$47.1

Accounts Payable and Accrued Liabilities

	December 31,
(In millions)	2023	2022
Accounts payable trade	$276.4	$237.9
Accrued tax, audit, and legal fees	42.6	31.9
Accrued rebates	950.7	556.4
Accrued warranty	12.6	12.8
Income tax payable	7.5	12.9
Deferred compensation plan liabilities	15.2	10.2
Other accrued liabilities	40.5	39.7
Total accounts payable and accrued liabilities	$1,345.5	$901.8

Accrued Payroll and Related Expenses

	December 31,
(In millions)	2023	2022
Accrued wages, bonus and taxes	$139.8	$96.8
Other accrued employee benefits	31.2	37.5
Total accrued payroll and related expenses	$171.0	$134.3

Accrued Warranty
Warranty costs are reflected in our statements of operations as cost of sales. Reconciliations of our accrued warranty costs for the twelve months ended December 31, 2023, 2022 and 2021 were as follows:

	Twelve Months Ended December 31,
(In millions)	2023	2022	2021
Beginning balance	$12.8	$12.9	$11.7
Charges to costs and expenses	51.5	43.0	41.5
Costs incurred	(51.7)	(43.1)	(40.3)
Ending balance	$12.6	$12.8	$12.9

Other Long-Term Liabilities

	December 31,
(In millions)	2023	2022
Finance lease obligations	$58.6	$59.6
Deferred revenue, long-term	7.4	19.0
Asset retirement obligation	15.7	11.1
Other tax liabilities	38.7	32.7
Other liabilities	5.2	5.9
Total other long-term liabilities	$125.6	$128.3

Other Income (Expense), Net

	Twelve Months Ended December 31,
(In millions)	2023	2022	2021
Interest and dividend income	$135.0	$23.8	$1.7
Interest expense	(20.3)	(18.6)	(18.8)
Income from equity investments	1.9	0.2	11.6
Loss on extinguishment of debt	—	—	(0.1)
Other expense, net	(3.9)	(5.8)	(3.4)
Total other income (expense), net	$112.7	$(0.4)	$(9.0)

5. Debt

Senior Convertible Notes
The carrying amounts of our senior convertible notes were as follows as of the dates indicated:

	December 31,
(In millions)	2023	2022
Principal amount:
Senior Convertible Notes due 2023	$—	$774.8
Senior Convertible Notes due 2025	1,207.5	1,207.5
Senior Convertible Notes due 2028	1,250.0	—
Total principal amount	2,457.5	1,982.3
Unamortized debt issuance costs	(23.3)	(12.0)
Carrying amount of senior convertible notes	$2,434.2	$1,970.3
For our senior convertible notes for which the if-converted value exceeded the principal amount, the amount in excess of principal was as follows as of the dates indicated:

	December 31,
(In millions)	2023	2022
Senior Convertible Notes due 2023	$—	$1,361.5
Senior Convertible Notes due 2025	56.1	33.6
Senior Convertible Notes due 2028	33.6	—
Total by which the notes’ if-converted value exceeds their principal amount	$89.7	$1,395.1
The following table summarizes the components of interest expense and the effective interest rates for each of our senior convertible notes for the periods shown:

	Twelve Months Ended December 31,
(In millions)	2023	2022	2021
Cash interest expense:
Contractual coupon interest (1)	$9.1	$8.8	$9.3
Non-cash interest expense:
Amortization of debt issuance costs	7.3	5.9	6.0
Total interest expense recognized on senior notes	$16.4	$14.7	$15.3

Effective interest rate:
Senior Convertible Notes due 2023 (2)	1.1%	1.1%	1.1%
Senior Convertible Notes due 2025	0.5%	0.5%	0.5%
Senior Convertible Notes due 2028	0.7%	*	*

(1) Interest on the 2023 Notes began accruing upon issuance and is payable semi-annually on June 1 and December 1 of each year. Interest on the 2025 Notes began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year. Interest on the 2028 Notes began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year.

(2) The effective interest rate presented represents the rate applicable for the period outstanding. The Senior Convertible Notes due 2023 matured on December 1, 2023 and all outstanding principal was settled as described below.

* Not applicable as no notes were outstanding at this date.

Convertible Debt Summary
The following table summarizes the key details for our unsecured senior convertible notes due 2023 (the “2023 Notes”), unsecured senior convertible notes due 2025 (the “2025 Notes”), and unsecured senior convertible notes due 2028 (the “2028 Notes”):

Senior Convertible Notes	Offering Completion Date	Maturity Date	Stated Interest Rate	Aggregate Principal Amount	Net Proceeds(1)	Initial Conversion Rate(2) (per $1,000 principal amount)	Conversion Price (per share)	Settlement Methods(3)

2023 Notes	November 2018	December 1, 2023	0.75%	$850.0 million	$836.6 million	24.3476 shares	$41.07	Cash and/or shares

2025 Notes	May 2020	November 15, 2025	0.25%	$1.21 billion	$1.19 billion	6.6620 shares	$150.11	Cash and/or shares

2028 Notes	May 2023	May 15, 2028	0.375%	$1.25 billion	$1.23 billion	6.1571 shares	$162.41	Cash and/or shares

(1) Net proceeds is calculated by deducting the aggregate principal amount from the initial purchasers’ discounts and estimated costs directly related to the offering.
(2) Subject to adjustments as defined in the indentures.
(3) The senior convertible notes may be settled in cash, stock, or a combination thereof, solely at our discretion.
We use the if-converted method for assumed conversion of our senior convertible notes to compute the weighted average shares of common stock outstanding for diluted earnings per share.
No principal payments are due on the senior convertible notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the indenture relating to our senior convertible notes include customary terms and covenants, including certain events of default after which the senior convertible notes may be due and payable immediately.
2023 Note Hedge
In connection with the offering of the 2023 Notes, in November 2018 we entered into convertible note hedge transactions with two of the initial purchasers of the 2023 Notes (the “2023 Counterparties”) entitling us to purchase up to 20.7 million shares of our common stock at an initial price of $41.07 per share, each of which is subject to adjustment. The cost of the 2023 Note Hedge was $218.9 million and we accounted for it as an equity instrument by recognizing $218.9 million in additional paid-in capital during 2018. The 2023 Note Hedge expired on December 1, 2023. The 2023 Note Hedge is expected to reduce the potential equity dilution upon any conversion of the 2023 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2023 Notes if the daily volume-weighted average price per share of our common stock exceeds the strike price of the 2023 Note Hedge. The strike price of the 2023 Note Hedge initially corresponds to the conversion price of the 2023 Notes and is subject to certain adjustments under the terms of the 2023 Note Hedge. An assumed exercise of the 2023 Note Hedge by us is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share. See below for a description of conversion activity related to the 2023 Notes and shares received as the result of exercising the remaining portion of the 2023 Note Hedge.
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
Conversion Activity for Senior Convertible Notes
For the 2023 Notes, Circumstance 1 as listed below occurred during the quarters ended December 31, 2022, March 31, 2023, and June 30, 2023. As a result, the 2023 Notes were convertible at the option of the holders from January 1, 2023 through August 31, 2023. Circumstance 5 was applicable to the 2023 Notes beginning September 1, 2023. The 2023 Notes matured on December 1, 2023 and were completely settled. See the following table for the details on the conversion activity:

Fiscal Period	Converted Notes	Aggregate Principal Amount Converted	Shares Issued for Settlement	Shares Received from Exercise of 2023 Note Hedge

1/1/2022 - 12/31/2022	2023 Notes	$17.5 million	0.4 million	0.3 million

1/1/2023 - 12/31/2023	2023 Notes	$774.8 million	12.2 million	12.2 million

Conversion Rights for Senior Convertible Notes
Holders of our senior convertible notes have the right to require us to repurchase for cash all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change (as defined in the indenture relating to the notes). We will also be required to increase the conversion rate for holders who convert their notes in connection with certain fundamental changes occurring prior to the maturity date or following the delivery by Dexcom of a notice of redemption.
The following table outlines the conversion options related for each of our senior convertible notes:

Summary of Conversions Rights at the Option of the Holders for the 2023, 2025, and 2028 Notes (“Notes”)

Conversion Rights at the Option of the Holders
Holders of the Notes have the ability to convert all or a portion of their notes in multiples of $1,000 principal amount, at their option prior to 5:00 p.m., New York City time, on the business day immediately preceding September 1, 2023, August 15, 2025, and February 15, 2028 for the 2023 Notes, 2025 Notes, and 2028 Notes, respectively, only under the following circumstances:

Circumstance 1(1)
During any calendar quarter commencing after the applicable period (and only during such calendar quarter), if the last reported sale price of Dexcom’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price for the Notes on each applicable trading day

Circumstance 2
During the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each trading day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of Dexcom’s common stock and the applicable conversion rate of the Notes on each such trading day

Circumstance 3
If we call any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date (only with respect to the notes called or deemed called for redemption)

Circumstance 4	Upon the occurrence of specified corporate events

Circumstance 5(2)
For the 2023 Notes and 2028 Notes, until 5:00 p.m., New York City time, on the second scheduled trading day immediately preceding the maturity date (for the 2025 Notes, it is until the business day immediately preceding the maturity date), holders of the Notes may convert all or a portion of their notes regardless of the foregoing circumstances

(1) Circumstance 1 is available after the calendar quarter ending March 31, 2019, September 30, 2020, and September 30, 2023 for the 2023 Notes, 2025 Notes, and 2028 Notes, respectively.
(2) Circumstance 5 is available on or after September 1, 2023, August 15, 2025, and February 15, 2028 for the 2023 Notes, 2025 Notes, and 2028 Notes, respectively.

Summary of Conversion Right at Option of the Company for the 2023, 2025, and 2028 Notes

Conversion Right at Our Option(1)
Dexcom may redeem for cash all or part of the Notes, at its option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which Dexcom provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date

(1) Dexcom does not have the right to redeem the Notes prior to December 1, 2021, May 20, 2023, and May 20, 2026 for the 2023 Notes, 2025 Notes, and 2028 Notes, respectively. Dexcom has the right to redeem the notes on or after December 1, 2021 and prior to September 1, 2023 for the 2023 Notes, on or after May 20, 2023 and prior to August 15, 2025 for the 2025 Notes, and on or after May 20, 2026 and prior to February 15, 2028 for the 2028 Notes.

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
Information related to availability and outstanding borrowings on our Amended Credit Agreement is as follows as of the date indicated:

December 31,
(In millions)	2023
Available principal amount	$200.0
Letters of credit sub-facility	25.0
Outstanding borrowings	—
Outstanding letters of credit	7.4
Total available balance	$192.6
Revolving loans under the Amended Credit Agreement bear interest at our choice of one of three base rates plus a range of applicable rates that are based on our leverage ratio. The minimum and maximum range of applicable rates per annum with respect to any ABR Loan or, Term Benchmark Revolving Loan, RFR Revolving Loan (as defined in the Amended Credit Agreement) under the captions “ABR Spread”, “Term Benchmark/CDOR Spread”, “RFR Spread”, or “Unused Commitment Fee Rate”, respectively, are outlined in the following table:

Range	ABR Spread	Term Benchmark/CDOR Spread and RFR Spread	Unused Commitment Fee Rate
Minimum	0.375%	1.375%	0.175%
Maximum	1.000%	2.000%	0.250%

Our obligations under the Amended Credit Agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of Dexcom and the guarantors, including all or a portion of the equity interests of our domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge). The Amended Credit Agreement contains covenants that limit certain indebtedness, liens, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents, and sale and leaseback transactions of Dexcom or any of its domestic subsidiaries. The Amended Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of December 31, 2023.
As of December 31, 2023, we also have a guarantee facility related to our international operations which is collateralized by a $5.5 million term deposit that is included in non-current “Other assets” on our consolidated balance sheets.

6. Leases and Other Commitments

Leases
We have leases for certain machinery and facilities, including office, manufacturing and warehouse space facilities under various domestic and international operating and finance lease arrangements. We also have land leases in Penang, Malaysia that expire through 2082 for the build-out of our international manufacturing facility. Our leases, excluding our land leases in Malaysia, have remaining lease terms of up to seventeen years. Some of the leases include     one or more options to extend the leases for up to five years per option. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
As of December 31, 2023, the maturities of our operating and finance lease liabilities were as shown in the table below:

(In millions)	Operating Leases	Finance Leases
2024	$26.3	$7.9
2025	24.5	7.0
2026	24.4	6.2
2027	19.2	5.3
2028	14.2	5.4
Thereafter	9.3	60.1
Total future lease cost (1)	117.9	91.9
Less: Imputed interest	(16.7)	(28.6)
Present value of future payments	101.2	63.3
Less: Current portion	(21.1)	(4.7)
Long-term portion	$80.1	$58.6
Certain lease agreements require us to return designated areas of leased space to its original condition upon termination of the lease agreement, for which we record an asset retirement obligation and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. In subsequent periods, the asset retirement obligation is accreted for the change in its present value and the capitalized asset is depreciated, both over the term of the associated lease agreement. Asset retirement obligations of $15.7 million and $11.1 million as of December 31, 2023 and 2022, respectively, are included in other long-term liabilities in our consolidated balance sheets.
The components of lease expense for the twelve months ended December 31, 2023, 2022 and 2021 were as follows:

	Twelve Months Ended December 31,
(In millions)	2023	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$6.5	$5.6	$4.1
Interest on lease liabilities	3.2	3.3	3.0
Operating lease cost	22.9	22.6	23.3
Right-of-use asset impairment	—	6.3	—
Short-term lease cost	2.4	3.5	2.3
Variable lease cost	8.3	8.0	6.0
Total lease cost	$43.3	$49.3	$38.7
As the result of the Company’s transition to a flexible working environment, we vacated a building in San Diego during the fourth quarter of 2022 and made it available for sublease. This resulted in an impairment indicator. We tested the asset group as of November 30, 2022 consisting primarily of the leasehold improvements and right-of-use asset for recoverability by comparing its carrying value to an estimate of future undiscounted cash flows. Based on the results of the recoverability test, we determined that the undiscounted cash flows of the asset group were below its carrying value.

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
Other information related to our leases is as follows:

	Twelve Months Ended December 31,
(Dollars in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28.1	$26.0	$23.3
Operating cash flows from finance leases	3.2	3.1	1.9
Financing cash flows from finance leases	4.7	15.5	9.9
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	7.5	15.6	13.1
Finance leases	$4.2	$16.1	$6.4
Weighted average remaining lease term:
Operating leases	5.0 years	5.5 years	5.5 years
Finance leases	14.1 years	15.2 years	15.9 years
Weighted average discount rate:
Operating leases	6.1%	6.0%	5.0%
Finance leases	5.3%	5.1%	5.1%
Amortization of operating lease right-of-use asset included in cash flows from operating activities in our consolidated statements of cash flows was $16.5 million, $16.4 million, and $18.0 million for the twelve months ended December 31, 2023, 2022 and 2021, respectively.

Purchase Commitments
We are party to various purchase arrangements related to our operational, manufacturing, and research and development activities. We had approximately $793.0 million as of December 31, 2023 and $442.7 million as of December 31, 2022 of open purchase orders and contractual obligations in the ordinary course of business, the majority of which are due within one year.

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
Between June 2021 through the year ended December 31, 2023, we and certain Abbott Diabetes Care, Inc. (“Abbott”) entities have served patent infringement complaints against each other in multiple jurisdictions against certain continuous glucose monitoring products of each company.
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

8. Income Taxes
Income (loss) before income taxes subject to taxes in the following jurisdictions is as follows:

	Twelve Months Ended December 31,
(In millions)	2023	2022	2021
United States	$732.4	$463.5	$318.2
Outside of the United States	(22.0)	(72.7)	(61.4)
Total	$710.4	$390.8	$256.8
Significant components of the provision for income taxes are as follows:

	Twelve Months Ended December 31,
(In millions)	2023	2022	2021
Current:
Federal	$149.1	$32.6	$5.7
State	18.1	26.1	8.3
Foreign	56.7	12.5	10.1
Total current income taxes	223.9	71.2	24.1
Deferred:
Federal	(93.7)	(4.3)	23.0
State	14.6	(17.6)	(0.2)
Foreign	24.1	0.3	(7.0)
Total deferred income taxes	(55.0)	(21.6)	15.8
Total	$168.9	$49.6	$39.9
Significant loss and tax credit carryforwards and years of expiration are as follows:

	December 31,		Year of Expiration
(In millions)	2023	2022
Net operating loss:
Federal	$20.4	$28.7	2028
California	167.7	185.0	2032
Other states	7.8	8.5	2028
UK	—	90.5	Indefinite
Other foreign	6.0	9.7	2027

Tax credits:
Federal
R&D credits	—	—
Foreign tax credits	0.1	—
California R&D credits	111.9	96.4	Indefinite
California AMT Credits	$0.5	$—	Indefinite
Utilization of net operating losses and credit carryforwards is subject to an annual limitation due to ownership change limitations provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. An ownership change limitation occurred as a result of the stock offering completed in February 2009. The limitation will result in approximately $1.5 million of U.S. research and development tax credits that will expire unused, and is therefore, not reflected in the tax credit carryforwards above. In addition, the related deferred tax assets have been removed from the components of our deferred tax assets as summarized in the table below. The tax benefits related to the remaining federal and state net operating losses and tax credit carryforwards may be further limited or lost if future cumulative changes in ownership exceed 50% within any three-year period.

Significant components of our deferred tax assets and liabilities as of December 31, 2023 and 2022 are shown below. Significant judgment is required to evaluate the need for a valuation allowance against deferred tax assets. We review all available positive and negative evidence, including projections of pre-tax book income, earnings history, reliability of forecasting, and reversal of temporary differences. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon future earnings in applicable tax jurisdictions.

	December 31,
(In millions)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$18.1	$46.4
Capitalized research and development expenses	233.4	211.9
Tax credits	71.4	61.1
Share-based compensation	27.0	16.8
Fixed and intangible assets	279.8	34.4
Accrued liabilities and reserves	91.0	105.3
Convertible debt	20.6	9.3
Total gross deferred tax assets	741.3	485.2
Less: valuation allowance	(264.3)	(78.7)
Total net deferred tax assets	477.0	406.5
Deferred tax liabilities:
Fixed assets and acquired intangibles assets	(60.4)	(69.9)
Other	—	(0.3)
Total deferred tax liabilities	(60.4)	(70.2)
Net deferred tax assets (liabilities)	$416.6	$336.3
In August 2023, we completed an intra-entity asset transfer of certain intellectual property between two of our wholly owned foreign subsidiaries to align our structure with the expansion of international business operations. We recorded a $193.2 million deferred tax asset, which represents the difference between the basis of the intellectual property for financial statement and tax purposes, applying the appropriate enacted statutory tax rate. Based on available evidence, management believes it is not more-likely-than-not that the additional foreign deferred tax asset will be realizable, and is therefore, fully offset by a valuation allowance.
We maintain a valuation allowance of $264.3 million against our California research and development tax credits, foreign tax credits, and certain foreign intangible assets. During the year ended December 31, 2023, the valuation allowance increased by $185.5 million primarily due to generation of California research and development tax credits, and establishing a valuation allowance against the fair value of certain intellectual property located in Ireland in connection with the intra-entity transfer of this property.

The reconciliation between our effective tax rate on income (loss) from continuing operations and the statutory rate is as follows:

	Twelve Months Ended December 31,
(In millions)	2023	2022	2021
U.S. federal statutory tax rate	$149.2	$82.1	$53.9
State income tax, net of federal benefit	7.8	5.4	8.9
Permanent items	(2.7)	0.6	5.2
Research and development credits	(28.3)	(23.3)	(28.9)
Foreign tax credit	—	—	(3.7)
Foreign rate differential	15.8	27.7	20.9
Stock and officers compensation	5.6	(1.2)	(20.4)
Collaboration agreement milestone share-based payment	(72.1)	(52.9)	—
Change in statutory tax rates	19.4	1.0	(10.0)
Intellectual property transfer	63.9	—	—
Other	0.3	1.3	(0.4)
Change in valuation allowance	10.0	8.9	14.4
Income taxes at effective rates	$168.9	$49.6	$39.9
The following table summarizes the activity related to our gross unrecognized tax benefits:

(In millions)
Balance at January 1, 2021	$36.6
Increases related to prior year tax positions	0.4
Increases related to current year tax positions	9.8
Balance at December 31, 2021	46.8
Decreases related to prior year tax positions	(0.9)
Increases related to current year tax positions	6.1
Balance at December 31, 2022	52.0
Increases related to prior year tax positions	0.8
Increases related to current year tax positions	6.6
Balance at December 31, 2023	$59.4
Of the total unrecognized tax benefits at December 31, 2023, 2022, and 2021, $37.0 million, $32.5 million and $29.5 million, respectively, would affect our annual effective tax rate if recognized. Also included in the balance of unrecognized tax benefits at December 31, 2023 is $0.2 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets. Interest and penalties are classified as a component of income tax expense and were not material for any period presented. Although the timing and outcome of audit settlements are uncertain, it is unlikely there will be a significant reduction of the uncertain tax benefits in the next twelve months.
Due to our global business activities, we file income tax returns and are subject to routine compliance audits in numerous jurisdictions, including those material jurisdictions listed in the following table. The U.S. net operating losses generated since 1999 and utilized in recent years are open for examination. The years remaining subject to audit, by major jurisdiction, are as follows:

Jurisdiction	Fiscal Year
United States (Federal and state)	1999 - 2023
Germany	2019 - 2023
United Kingdom	2020 - 2023
Canada	2019 - 2023
Malaysia	2021 - 2023

We operate under a tax holiday in the Philippines, which is effective through April 30, 2023, and may be extended for another three years if certain additional requirements are satisfied. The tax holiday is conditional upon remaining in good standing, committing no violation of Philippine Economic Zone Authority Rules and Regulations, pertinent circulars and directives. After the expiration of the tax holiday we are still entitled to a preferential rate for a period of 10 years. Therefore from April 30, 2023 through December 31, 2023 we are still subject to a reduced rate of tax. The impact of this tax holiday and preferential rate was immaterial in in 2023, 2022, and 2021. We have been granted an investment tax allowance incentive by the Malaysian Investment Development Authority (MIDA) in Malaysia, which will not be triggered until we meet certain milestones related to the commencement of operations. The tax incentive had no effect on foreign taxes during 2023, 2022, or 2021. As of December 31, 2023 the tax holiday in Malaysia has not yet been triggered, therefore we are subject to the statutory rate and the related tax expense has been included in total tax expense for 2023.
We have approximately $36.5 million of undistributed earnings attributable to operations in our controlled foreign corporations as of December 31, 2023. We assert that any foreign earnings will be indefinitely reinvested. Accordingly, we have not recorded a liability for taxes associated with these undistributed earnings. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

9. Employee Benefit Plans and Stockholders’ Equity
Defined Contribution Plans
We offer various defined contribution plans for U.S. and international employees. The largest defined contribution plan is the 401(k) retirement plan (the 401(k) Plan) covering substantially all employees in the United States that meet certain age requirements. Employees who participate in the 401(k) Plan may contribute up to 90% of their compensation each year, subject to Internal Revenue Service limitations and the terms and conditions of the plan. Under the terms of the 401(k) Plan, we may elect to match a discretionary percentage of contributions. We match 50% of contributions up to 6% of eligible compensation. Total matching contributions under the 401(k) Plan were $14.9 million, $11.1 million and $9.9 million for the twelve months ended December 31, 2023, 2022 and 2021, respectively. Our contributions for other defined contribution plans are not significant for the twelve months ended December 31, 2023, 2022 and 2021.
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
We issued approximately 0.3 million, 0.3 million and 0.3 million shares of common stock under the 2015 ESPP during the twelve months ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, approximately 2.5 million shares remained available for future issuance under the 2015 ESPP.
Equity Incentive Plans
In May 2015, we adopted the Amended and Restated 2015 Equity Incentive Plan (the 2015 Plan), which replaced our 2005 Equity Incentive Plan and provides for the grant of incentive and nonstatutory stock options, restricted stock, stock bonuses, stock appreciation rights, RSUs, and PSUs to employees, directors or consultants of the Company. On May 30, 2019, our stockholders approved an increase to the maximum number of shares that may be issued under the 2015 Plan.
We are authorized to issue up to 39.2 million shares of our common stock under the 2015 Plan. As of December 31, 2023, approximately 13.9 million shares remained available for future issuance under the 2015 Plan. We issue new shares of common stock to satisfy RSU and PSU vesting under our employee equity incentive plans.
RSU awards typically vest in annual installments over three or four years and vesting is subject to continued service. PSUs are granted to a group of senior officers and the number of shares of our common stock to be received at vesting will range from 0% to 200% of the target award based on the achievement of pre-established performance and market goals. PSUs vest approximately three years from the date of grant, subject to continued employment through that date and certification by the Compensation Committee.
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

The following table summarizes our treasury share activity for the periods shown.

	Twelve Months Ended December 31,
(In millions)	2023	2022	2021
Shares issued in connection with 2023 Notes conversions	—	(0.4)	(0.8)
Shares received from Note Hedge	12.2	0.3	1.0
Shares issued in connection with the Restated Collaboration Agreement	(3.7)	(2.9)	—
Shares repurchased under the 2022 Share Repurchase Program	—	6.6	—
Shares repurchased under the 2023 Share Repurchase Program	4.7	—	—
Shares repurchased with 2028 Notes proceeds	1.6	—	—
On July 26, 2022, a duly authorized committee of our Board of Directors authorized and approved a share repurchase program of up to $700.0 million of our outstanding common stock, with a repurchase period that ended on June 30, 2023 (the “2022 Share Repurchase Program”). Shares of common stock repurchased under the 2022 Share Repurchase Program became treasury shares. We repurchased approximately $557.7 million of our outstanding common stock throughout the duration of the 2022 Share Repurchase Program. The 2022 Share Repurchase Program and the remaining authorization of approximately $142.3 million expired on June 30, 2023. There were no share repurchases under the 2022 Share Repurchase Program in 2023. On August 1, 2022, we entered into an accelerated share repurchase agreement (“2022 ASR”) with JPMorgan Chase Bank, National Association (“JP Morgan”) to repurchase up to $700.0 million of our common stock on an accelerated basis through September 29, 2022. On August 3, 2022, we paid $700.0 million to JP Morgan and received an initial delivery of approximately 3.0 million shares of common stock. The final notional amount under the 2022 ASR was $557.7 million or approximately 6.6 million shares of our common stock based on the daily average volume-weighted average price of our common stock during the term of the 2022 ASR for the period from August 1, 2022 to August 31, 2022, less a discount. The 2022 ASR concluded on September 1, 2022.
On October 24, 2023, our Board of Directors authorized and approved a share repurchase program of up to $500.0 million of our outstanding common stock, with a repurchase period ending no later than October 31, 2024 (the “2023 Share Repurchase Program”). On October 31, 2023, we entered into an accelerated share repurchase agreement (“2023 ASR”) with Bank of America, N.A. (“BofA”) to repurchase $500.0 million of our common stock on an accelerated basis through December 14, 2023. On October 31, 2023, we paid $500.0 million to BofA and received an initial delivery of approximately 4.7 million shares of common stock. The final notional amount under the 2023 ASR was $500.0 million or approximately 4.7 million shares of our common stock based on the daily average volume-weighted average price of our common stock during the term of the 2023 ASR for the period from November 1, 2023 to December 14, 2023, less a discount. The 2023 ASR concluded on December 14, 2023. After completion of the repurchases under the 2023 ASR, no shares remained available for additional repurchases under our 2023 Share Repurchase Program.
The 2022 ASR and 2023 ASR were forward contracts indexed to our own common stock. The forward contracts met all of the applicable criteria for equity classification, so we did not account for them as a derivative instrument. We have reflected the shares delivered to us by the financial institution as treasury shares as of the dates they were delivered to us in computing weighted average shares outstanding for both basic and diluted net income per share.
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

Equity Award Activity
A summary of RSU and PSU activity under the 2015 Plan for the twelve months ended December 31, 2023, 2022 and 2021 is as follows:

		Nonvested RSU and PSU Activity
(In millions, except weighted average grant date fair value)	Shares Available for Grant	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance at December 31, 2020	18.0	4.7	$45.88
Granted	(1.7)	1.7	87.67
Vested	—	(2.9)	34.47
Forfeited	0.5	(0.5)	69.77
Balance at December 31, 2021	16.8	3.0	76.88	$403.8
Granted	(1.9)	1.9	96.79
Vested	—	(1.6)	63.90
Forfeited	0.4	(0.4)	92.54
Balance at December 31, 2022	15.3	2.9	94.08	325.6
Granted	(1.6)	1.6	112.01
Vested	—	(1.4)	88.57
Forfeited	0.2	(0.2)	106.34
Balance at December 31, 2023	13.9	2.9	$105.98	$361.2
The total vest-date fair value of RSUs and PSUs that vested during the twelve months ended December 31, 2023, 2022 and 2021 was $157.8 million, $160.1 million and $284.5 million, respectively. As of December 31, 2023, 2.6 million unvested RSUs and 0.3 million unvested PSUs were outstanding under the 2015 Plan.
Share-based Compensation
Our share-based compensation expense is associated with RSUs, PSUs, and ESPP. The following table summarizes the share-based compensation expense included in our consolidated statements of operations for the periods shown.

	Twelve Months Ended December 31,
(In millions)	2023	2022	2021
Cost of sales	$14.6	$11.1	$8.5
Research and development	45.5	42.7	41.0
Selling, general and administrative	90.7	72.7	63.9
Total share-based compensation expense	$150.8	$126.5	$113.4

Total tax benefit related to share-based compensation expense	$40.0	$43.2	$71.1
At December 31, 2023, unrecognized estimated compensation costs related to RSUs and PSUs totaled $199.5 million and are expected to be recognized over a weighted-average period of approximately 1.7 years.
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

	Twelve Months Ended December 31,
	2023	2022	2021
Risk free interest rate	5.20% - 5.47%	0.60% - 3.34%	0.06% - 0.07%
Dividend yield	—%	—%	—%
Expected volatility of Dexcom common stock	34% - 48%	45% - 55%	36% - 45%
Expected life (in years)	0.5	0.5	0.5

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
Revenue by geographic region
During the twelve months ended December 31, 2023, 2022 and 2021, no individual country outside the United States generated revenue that represented more than 10% of our total revenue. The following table sets forth revenue by our two primary geographical markets, the United States and International, based on the geographic location to which we deliver the components, for the periods shown:

	Twelve Months Ended December 31,
	2023		2022		2021
(In millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
United States	$2,625.3	72%	$2,142.0	74%	$1,849.4	76%
International	997.0	28%	767.8	26%	599.1	24%
Total revenue	$3,622.3	100%	$2,909.8	100%	$2,448.5	100%
Revenue by customer sales channel
We sell our CGM systems through a direct sales organization and through distribution arrangements that allow distributors to sell our products. The following table sets forth revenue by major sales channel for the twelve months ended December 31, 2023, 2022 and 2021:

	Twelve Months Ended December 31,
	2023		2022		2021
(In millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Distributor	$3,095.6	85%	$2,470.8	85%	$2,024.3	83%
Direct	526.7	15%	439.0	15%	424.2	17%
Total revenue	$3,622.3	100%	$2,909.8	100%	$2,448.5	100%
Geographic Information
The following table presents our long-lived assets, which consists of property and equipment, net, and operating lease right-of-use assets by geographic region:

	December 31,
(In millions)	2023	2022
United States	$544.1	$686.1
Malaysia	515.4	346.3
Other countries	125.0	103.2
Total long-lived assets	$1,184.5	$1,135.6

DexCom, Inc.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Twelve Months Ended December 31,
Allowance for doubtful accounts	2023	2022	2021
Beginning Balance	$7.3	$5.4	$7.2
Provision for doubtful accounts	2.0	2.4	(1.4)
Write-offs and adjustments	—	(0.5)	(0.5)
Recoveries	—	—	0.1
Ending Balance	$9.3	$7.3	$5.4