Form 10-Q
period 2024-06-30
DEXCOM INC
filed 2024-07-25
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 18, 2024, there were 400,726,824 shares of the registrant’s common stock outstanding.

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
We announce material information to the public about us, our products, and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, presentations, webcasts, and our investor relations website, in order to achieve broad, non-exclusionary distribution of information to the public and to comply with our disclosure obligations under Regulation FD. The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and review the information disclosed through such channels.
Except as expressly set forth in this Quarterly Report on Form 10-Q, the contents of our website and our investor relations website are not incorporated by reference into, or otherwise to be regarded as part of, this Quarterly Report on Form 10-Q or any other report or document we file with the SEC, and any references to websites are intended to be inactive textual references only.
“Dexcom”, “Dexcom Clarity”, “Dexcom One”, and other trademarks of ours appearing in this Quarterly Report on Form 10-Q are our property. Other service marks, trademarks and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Consolidated Balance Sheets
(Unaudited)

(In millions, except share and par value data)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$939.2	$566.3
Short-term marketable securities	2,181.5	2,157.8
Accounts receivable, net	945.2	973.9
Inventory	570.3	559.6
Prepaid and other current assets	212.2	168.3
Total current assets	4,848.4	4,425.9
Property and equipment, net	1,183.1	1,113.1
Operating lease right-of-use assets	71.2	71.4
Goodwill	23.3	25.2
Intangibles, net	114.5	134.5
Deferred tax assets	475.8	419.4
Other assets	82.9	75.0
Total assets	$6,799.2	$6,264.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,569.8	$1,345.5
Accrued payroll and related expenses	116.1	171.0
Short-term operating lease liabilities	21.6	21.1
Deferred revenue	14.7	18.4
Total current liabilities	1,722.2	1,556.0
Long-term senior convertible notes	2,437.8	2,434.2
Long-term operating lease liabilities	76.8	80.1
Other long-term liabilities	128.1	125.6
Total liabilities	4,364.9	4,195.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 million shares authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 800.0 million shares authorized; 408.5 million and 400.7 million shares issued and outstanding, respectively, at June 30, 2024; and 407.2 million and 385.4 million shares issued and outstanding, respectively, at December 31, 2023	0.4	0.4
Additional paid-in capital	1,992.3	3,514.6
Accumulated other comprehensive loss	(38.0)	(16.7)
Retained earnings	1,311.3	1,021.4
Treasury stock, at cost; 7.8 million shares at June 30, 2024 and 21.8 million shares at December 31, 2023	(831.7)	(2,451.1)
Total stockholders’ equity	2,434.3	2,068.6
Total liabilities and stockholders’ equity	$6,799.2	$6,264.5
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
Revenue	$1,004.3	$871.3	$1,925.3	$1,612.8
Cost of sales	377.6	324.9	736.7	603.8
Gross profit	626.7	546.4	1,188.6	1,009.0
Operating expenses:
Research and development	136.0	119.3	277.5	238.3
Selling, general and administrative	332.7	299.0	652.0	595.4
Total operating expenses	468.7	418.3	929.5	833.7
Operating income	158.0	128.1	259.1	175.3
Other income (expense), net	29.8	31.2	61.2	48.5
Income before income taxes	187.8	159.3	320.3	223.8
Income tax expense	44.3	43.4	30.4	59.3
Net income	$143.5	$115.9	$289.9	$164.5

Basic net income per share	$0.36	$0.30	$0.73	$0.43
Shares used to compute basic net income per share	399.2	386.7	394.8	386.7
Diluted net income per share	$0.35	$0.28	$0.71	$0.40
Shares used to compute diluted net income per share	416.8	431.5	416.9	426.6
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net income	$143.5	$115.9	$289.9	$164.5
Other comprehensive income (loss), net of tax:
Translation adjustments and other	0.2	(20.2)	(19.0)	(18.8)
Unrealized gain (loss) on marketable debt securities	(0.9)	(2.6)	(2.3)	1.1
Total other comprehensive loss, net of tax	(0.7)	(22.8)	(21.3)	(17.7)
Comprehensive income	$142.8	$93.1	$268.6	$146.8
See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended June 30, 2024
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2024	396.1	$0.4	$2,510.6	$(37.3)	$1,167.8	$(1,394.7)	$2,246.8
Exercise and settlement of warrants	4.6	—	(563.0)	—	—	563.0	—
Share-based compensation expense	—	—	44.7	—	—	—	44.7
Net income	—	—	—	—	143.5	—	143.5
Other comprehensive loss, net of tax	—	—	—	(0.7)	—	—	(0.7)
Balance at June 30, 2024	400.7	$0.4	$1,992.3	$(38.0)	$1,311.3	$(831.7)	$2,434.3

	Three Months Ended June 30, 2023
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2023	387.6	$0.4	$2,305.6	$(6.5)	$528.5	$(595.0)	$2,233.0
Issuance of common stock under equity incentive plans	0.1	—	—	—	—	—	—
Purchases of treasury stock, including excise tax	(1.6)	—	—	—	—	(189.1)	(189.1)
Purchase of capped call transactions, net of tax	—	—	(76.3)	—	—	—	(76.3)
Share-based compensation expense	—	—	39.7	—	—	—	39.7
Net income	—	—	—	—	115.9	—	115.9
Other comprehensive loss, net of tax	—	—	—	(22.8)	—	—	(22.8)
Balance at June 30, 2023	386.1	$0.4	$2,269.0	$(29.3)	$644.4	$(784.1)	$2,100.4
See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Six Months Ended June 30, 2024
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	385.4	$0.4	$3,514.6	$(16.7)	$1,021.4	$(2,451.1)	$2,068.6
Issuance of common stock under equity incentive plans	1.2	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	13.4	—	—	—	13.4
Issuance of common stock in connection with achievement of sales-based milestone, net of issuance costs	1.5	—	(188.1)	—	—	188.1	—
Exercise and settlement of warrants	12.5	—	(1,431.3)	—	—	1,431.3	—
Share-based compensation expense	—	—	83.7	—	—	—	83.7
Net income	—	—	—	—	289.9	—	289.9
Other comprehensive loss, net of tax	—	—	—	(21.3)	—	—	(21.3)
Balance at June 30, 2024	400.7	$0.4	$1,992.3	$(38.0)	$1,311.3	$(831.7)	$2,434.3

	Six Months Ended June 30, 2023
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	386.3	$0.4	$2,258.1	$(11.6)	$479.9	$(595.0)	$2,131.8
Issuance of common stock under equity incentive plans	1.2	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.2	—	12.3	—	—	—	12.3
Purchases of treasury stock, including excise tax	(1.6)	—	—	—	—	(189.1)	(189.1)
Purchase of capped call transactions, net of tax	—	—	(76.3)	—	—	—	(76.3)
Share-based compensation expense	—	—	74.9	—	—	—	74.9
Net income	—	—	—	—	164.5	—	164.5
Other comprehensive loss, net of tax	—	—	—	(17.7)	—	—	(17.7)
Balance at June 30, 2023	386.1	$0.4	$2,269.0	$(29.3)	$644.4	$(784.1)	$2,100.4
See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2024	2023
Operating activities
Net income	$289.9	$164.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	104.6	85.3
Share-based compensation	83.7	74.9
Non-cash interest expense	3.7	3.6
Deferred income taxes	(56.5)	(51.5)
Other non-cash income and expenses	(23.4)	(29.4)
Changes in operating assets and liabilities:
Accounts receivable, net	28.0	(37.1)
Inventory	(18.4)	(115.0)
Prepaid and other assets	(45.4)	(3.4)
Operating lease right-of-use assets and liabilities, net	(3.6)	(2.1)
Accounts payable and accrued liabilities	181.9	277.0
Accrued payroll and related expenses	(55.2)	(25.5)
Deferred revenue and other liabilities	(0.7)	4.4
Net cash provided by operating activities	488.6	345.7
Investing activities
Purchases of marketable securities	(1,776.6)	(2,149.9)
Proceeds from sale and maturity of marketable securities	1,788.6	1,557.0
Purchases of property and equipment	(123.0)	(133.7)
Other investing activities	(3.1)	(16.0)
Net cash used in investing activities	(114.1)	(742.6)
Financing activities
Net proceeds from issuance of common stock	13.4	12.3
Purchases of treasury stock	—	(188.7)
Proceeds from issuance of senior convertible notes, net of issuance costs	—	1,230.6
Purchases of capped call transactions	—	(101.3)
Other financing activities	(10.1)	(2.2)
Net cash provided by financing activities	3.3	950.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.8)	(1.1)
Increase in cash, cash equivalents and restricted cash	373.0	552.7
Cash, cash equivalents and restricted cash, beginning of period	567.5	643.3
Cash, cash equivalents and restricted cash, end of period	$940.5	$1,196.0

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$939.2	$1,194.9
Restricted cash	1.3	1.1
Total cash, cash equivalents and restricted cash	$940.5	$1,196.0

Supplemental disclosure of non-cash investing and financing transactions:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$90.7	$53.4
Right-of-use assets obtained in exchange for operating lease liabilities	$8.7	$4.1
Right-of-use assets obtained in exchange for finance lease liabilities	$9.8	$1.5
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
Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the fiscal year ended December 31, 2023 included in the Annual Report on Form 10-K that we filed with the SEC on February 8, 2024.
These consolidated financial statements include the accounts of DexCom, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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

Significant Accounting Policies
There were no material changes during the six months ended June 30, 2024 to our significant accounting policies as described in Note 1 “Organization and Significant Accounting Policies” to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
Accounts receivable as of June 30, 2024 included unbilled accounts receivable of $14.0 million. We expect to invoice and collect all unbilled accounts receivable within twelve months.
We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation.
Our performance obligations are generally satisfied within twelve months of the initial contract date. The deferred revenue balances related to performance obligations that will be satisfied after twelve months were $5.2 million as of June 30, 2024 and $7.4 million as of December 31, 2023. These balances are included in other long-term liabilities in our consolidated balance sheets. Revenue recognized in the period from performance obligations satisfied in previous periods was not material for the periods presented.

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

The following table sets forth the computation of basic and diluted net income per share for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
Net income	$143.5	$115.9	$289.9	$164.5
Add back interest expense, net of tax attributable to assumed conversion of senior convertible notes	2.9	3.8	5.8	5.5
Net income - diluted	$146.4	$119.7	$295.7	$170.0

Net income per common share
Basic	$0.36	$0.30	$0.73	$0.43
Diluted	$0.35	$0.28	$0.71	$0.40

Basic weighted average shares outstanding	399.2	386.7	394.8	386.7
Dilutive potential securities:
Collaborative sales-based milestones	—	—	0.4	—
RSUs and PSUs	0.6	0.9	1.0	1.1
Senior convertible notes	15.7	31.7	15.7	26.9
Warrants	1.3	12.2	5.0	11.9
Diluted weighted average shares outstanding	416.8	431.5	416.9	426.6
Outstanding anti-dilutive securities not included in the calculations of diluted net income per share attributable to common stockholders were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
RSUs and PSUs	1.3	—	0.8	—
Senior convertible notes	—	—	—	7.7
Total	1.3	—	0.8	7.7

Recent Accounting Guidance
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker, or CODM, and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, with early adoption permitted. We are currently evaluating the impact of this standard on our disclosures.
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
On March 6, 2024, the SEC adopted SEC Release Nos. 33-11275; 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investor, to require the disclosure of certain climate-related information in registration statements and annual reports, including Scope 1 and 2 emissions and information about climate-related risks that have materially impacted, or are reasonably likely to have a material impact on, a company’s business strategy, results of operations, or financial condition. In addition, under the final rules, certain disclosures related to severe weather events and other natural conditions will be required in audited financial statements. The disclosure requirements would have begun phasing in for our reports and registration statements including financial information in the fiscal year ending December 31, 2025, however, in April 2024, the SEC issued an order staying the final rules until the completion of judicial review. The SEC has since indicated that it intends to establish a new implementation period following the stay order. We are currently evaluating the impact of this final rule on our disclosures.

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
The following table summarizes financial assets that we measured at fair value on a recurring basis as of June 30, 2024, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$543.2	$38.5	$—	$581.7

Debt securities, available-for-sale:
U.S. government agencies (1)	—	1,233.3	—	1,233.3
Commercial paper	—	497.3	—	497.3
Corporate debt	—	450.9	—	450.9
Total debt securities, available-for-sale	—	2,181.5	—	2,181.5

Other assets (2)	19.9	—	—	19.9

Total assets measured at fair value on a recurring basis	$563.1	$2,220.0	$—	$2,783.1
(1) Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.
(2) Includes assets which are primarily held pursuant to a deferred compensation plan for senior management, which consist mainly of mutual funds.
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

There were no transfers into or out of Level 3 securities during the three and six months ended June 30, 2024 and June 30, 2023.
Fair Value of Senior Convertible Notes
The fair value, based on trading prices (Level 1 inputs), of our senior convertible notes were as follows as of the dates indicated:

	Fair Value Measurements Using Level 1
(In millions)	June 30, 2024	December 31, 2023
Senior Convertible Notes due 2025	$1,209.9	$1,262.8
Senior Convertible Notes due 2028	1,223.4	1,281.8
Total fair value of outstanding senior convertible notes	$2,433.3	$2,544.6
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
As of June 30, 2024 and December 31, 2023, the notional amounts of outstanding foreign currency forward contracts were $100.0 million and $71.0 million, respectively. The resulting impact on our consolidated financial statements from currency hedging activities was not significant for the three and six months ended June 30, 2024 and June 30, 2023.
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
We hold certain other investments that we do not measure at fair value on a recurring basis. The carrying values of these investments were $42.0 million as of June 30, 2024 and $38.5 million as of December 31, 2023. We include the carrying values of these investments in other assets in our consolidated balance sheets. It is impracticable for us to estimate the fair value of these investments on a recurring basis due to the fact that these entities are privately held and limited information is available. We monitor the information that becomes available from time to time and adjust the carrying values of these investments if there are identified events or changes in circumstances that have a significant effect on the fair values.
There were no significant impairment losses during the three and six months ended June 30, 2024 and June 30, 2023.

4. Balance Sheet Details and Other Financial Information

Short-Term Marketable Securities
Short-term marketable securities, consisting of available-for-sale debt securities, were as follows as of the dates indicated:

	June 30, 2024
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies (1)	$1,234.8	$0.1	$(1.6)	$1,233.3
Commercial paper	497.5	—	(0.2)	497.3
Corporate debt	451.7	—	(0.8)	450.9
Total debt securities, available-for-sale	$2,184.0	$0.1	$(2.6)	$2,181.5
(1) Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.

	December 31, 2023
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies (1)	$1,611.8	$1.2	$(0.5)	$1,612.5
Commercial paper	184.8	—	(0.1)	184.7
Corporate debt	360.8	0.1	(0.3)	360.6
Total debt securities, available-for-sale	$2,157.4	$1.3	$(0.9)	$2,157.8
(1) Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.
As of June 30, 2024, the estimated market values of our short-term debt securities with contractual maturities up to 12 months and up to 18 months were $2.03 billion and $156.4 million, respectively. As of December 31, 2023, the estimated market value of our short-term debt securities with contractual maturities up to 12 months was $2.16 billion. Gross realized gains and losses on sales of our short-term debt securities for the three and six months ended June 30, 2024 and June 30, 2023 were not significant.
We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities at June 30, 2024 were primarily due to increases in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Inventory

(In millions)	June 30, 2024	December 31, 2023
Raw materials	$248.5	$319.5
Work-in-process	64.8	30.0
Finished goods	257.0	210.1
Total inventory	$570.3	$559.6

Prepaid and Other Current Assets

(In millions)	June 30, 2024	December 31, 2023
Prepaid expenses	$69.3	$58.7
Prepaid inventory	22.7	31.5
Deferred compensation plan assets	18.3	15.2
Income tax receivables	53.5	13.6
Other current assets	48.4	49.3
Total prepaid and other current assets	$212.2	$168.3

Property and Equipment

(In millions)	June 30, 2024	December 31, 2023
Land and land improvements	$45.1	$34.5
Building	247.6	190.5
Furniture and fixtures	37.1	36.9
Computer software and hardware	71.2	65.8
Machinery and equipment	796.6	683.3
Leasehold improvements	283.9	283.4
Construction in progress	284.7	328.1
Total cost	1,766.2	1,622.5
Less: accumulated depreciation and amortization	(583.1)	(509.4)
Total property and equipment, net	$1,183.1	$1,113.1

Other Assets

(In millions)	June 30, 2024	December 31, 2023
Long-term investments	$43.6	$38.5
Long-term deposits	14.2	14.4
Other assets	25.1	22.1
Total other assets	$82.9	$75.0

Accounts Payable and Accrued Liabilities

(In millions)	June 30, 2024	December 31, 2023
Accounts payable trade	$307.0	$276.4
Accrued tax, audit, and legal fees	35.2	42.6
Accrued rebates	1,165.3	950.7
Accrued warranty	5.9	12.6
Income tax payable	1.0	7.5
Deferred compensation plan liabilities	18.3	15.2
Other accrued liabilities	37.1	40.5
Total accounts payable and accrued liabilities	$1,569.8	$1,345.5

Accrued Payroll and Related Expenses

(In millions)	June 30, 2024	December 31, 2023
Accrued wages, bonus and taxes	$78.0	$139.8
Other accrued employee benefits	38.1	31.2
Total accrued payroll and related expenses	$116.1	$171.0

Other Long-Term Liabilities

(In millions)	June 30, 2024	December 31, 2023
Finance lease obligations	$58.1	$58.6
Deferred revenue, long-term	5.2	7.4
Asset retirement obligation	15.8	15.7
Other tax liabilities	44.2	38.7
Other liabilities	4.8	5.2
Total other long-term liabilities	$128.1	$125.6

Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Interest and dividend income	$36.2	$37.4	$72.5	$59.7
Interest expense	(4.8)	(5.9)	(9.4)	(10.5)
Other expense, net	(1.6)	(0.3)	(1.9)	(0.7)
Total other income (expense), net	$29.8	$31.2	$61.2	$48.5

5. Debt

Senior Convertible Notes
The carrying amounts of our senior convertible notes were as follows as of the dates indicated:

(In millions)	June 30, 2024	December 31, 2023
Principal amount:
Senior Convertible Notes due 2025	$1,207.5	$1,207.5
Senior Convertible Notes due 2028	1,250.0	1,250.0
Total principal amount	2,457.5	2,457.5
Unamortized debt issuance costs	(19.7)	(23.3)
Carrying amount of senior convertible notes	$2,437.8	$2,434.2
For our senior convertible notes for which the if-converted value exceeded the principal amount, the amount in excess of principal was as follows as of the dates indicated:

(In millions)	June 30, 2024	December 31, 2023
Senior Convertible Notes due 2025	$12.6	$56.1
Senior Convertible Notes due 2028	—	33.6
Total by which the notes’ if-converted value exceeds their principal amount	$12.6	$89.7
The following table summarizes the components of interest expense and the effective interest rates for our senior convertible notes for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Cash interest expense:
Contractual coupon interest (1)	$2.0	$3.0	$3.9	$5.2
Non-cash interest expense:
Amortization of debt issuance costs	1.8	2.0	3.6	3.5
Total interest expense recognized on senior notes	$3.8	$5.0	$7.5	$8.7

Effective interest rate:
Senior Convertible Notes due 2023 (2)	*	1.1%	*	1.1%
Senior Convertible Notes due 2025	0.5%	0.5%	0.5%	0.5%
Senior Convertible Notes due 2028	0.7%	0.7%	0.7%	0.7%

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
* Not applicable as no notes were outstanding in the relevant period.

Convertible Debt Summary
The following table summarizes key details of the 2023 Notes, 2025 Notes, and 2028 Notes:

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

(1) Net proceeds are calculated by deducting the initial purchasers’ discounts and estimated costs directly related to the offering from the aggregate principal amount of the applicable series of notes.

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
No principal payments are due on any of our senior convertible notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the indentures relating to our senior convertible notes include customary terms and covenants, including certain events of default after which the senior convertible notes may be due and payable immediately.
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
2023 Warrants
In November 2018, we also sold warrants, or the 2023 Warrants, to the 2023 Counterparties to acquire up to 20.7 million shares of our common stock. The 2023 Warrants required net share settlement and a pro-rated number of warrants expired on each of the 60 scheduled trading days following March 1, 2024. We received $183.8 million in cash proceeds from the sale of the 2023 Warrants, which we recorded in additional paid-in capital during 2018. The 2023 Warrants could have had a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period exceeds the strike price of the 2023 Warrants. The strike price of the 2023 Warrants was initially $49.60 per share, subject to certain adjustments under the terms of the warrant agreements. We use the treasury share method for assumed conversion of the 2023 Warrants when computing the weighted average common shares outstanding for diluted earnings per share.
On February 13, 2024, we entered into a warrant termination agreement with one of the 2023 Counterparties to terminate outstanding warrants to purchase an aggregate of 10.3 million shares of our common stock. In consideration of the termination of these warrants, we delivered 6.0 million shares of our common stock to the holder.
During the first quarter of 2024, a portion of the 2023 Warrants was exercised and we issued 1.9 million shares of our common stock in addition to the aforementioned 6.0 million shares issued in connection with the warrant termination agreement.
During the second quarter of 2024, the remaining portion of the 2023 Warrants was exercised and we issued 4.6 million shares of our common stock in connection with the exercise.

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
Conversion Activity for Senior Convertible Notes
The 2023 Notes matured on December 1, 2023 and all outstanding principal was settled. There was no conversion activity for the 2025 Notes or 2028 Notes for the six months ended June 30, 2024. See the following table for the details of conversion activity for the 2023 Notes for the fiscal year ended December 31, 2023:

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
Information related to availability and outstanding borrowings on our Amended Credit Agreement is as follows as of the date indicated:

(In millions)	June 30, 2024
Available principal amount	$200.0
Letters of credit sub-facility	25.0
Outstanding borrowings	—
Outstanding letters of credit	7.6
Total available balance	$192.4
Revolving loans under the Amended Credit Agreement bear interest at our choice of one of three base rates plus a range of applicable rates that are based on our leverage ratio. The minimum and maximum range of applicable rates per annum with respect to any ABR Loan, Term Benchmark Revolving Loan, or RFR Revolving Loan, each as defined in the Amended Credit Agreement under the captions “ABR Spread”, “Term Benchmark”, and “RFR Spread”, or “Unused Commitment Fee Rate”, respectively, are outlined in the following table:

Range	ABR Spread	Term Benchmark/RFR Spread	Unused Commitment Fee Rate
Minimum	0.375%	1.375%	0.175%
Maximum	1.000%	2.000%	0.250%
Our obligations under the Amended Credit Agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of Dexcom and the guarantors, including all or a portion of the equity interests of our domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge). The Amended Credit Agreement contains covenants that limit certain indebtedness, liens, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents, and sale and leaseback transactions of Dexcom or any of its domestic subsidiaries. The Amended Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of June 30, 2024.
As of June 30, 2024, we have no other material guarantee facilities or lines of credit.

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
Between June 2021 through the six months ended June 30, 2024, we and certain Abbott Diabetes Care, Inc. (“Abbott”) entities have served patent infringement complaints against each other in multiple jurisdictions against certain continuous glucose monitoring products of each company.
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

7. Income Taxes
We estimate our annual effective tax rate to be 23.1% for the full year 2024, which differs from the U.S. federal statutory rate due to state and foreign income taxes, federal taxation of international operations, and nondeductible executive compensation, partially offset by federal tax credits generated. Our actual effective tax rate of 9.5% for the six months ended June 30, 2024 was primarily due to income tax expense from normal, recurring operations, partially offset by tax benefits recognized for share-based compensation for employees, net of disallowed executive compensation, and the Verily milestone payment.
The Organization for Economic Co-operation and Development has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the United States will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries in which we operate are in the process of introducing legislation to implement Pillar 2. We have assessed the impact of Pillar 2 on our financial statements and the impact is immaterial.
The California Franchise Tax Board (“FTB”) commenced an audit of our California income tax returns for the 2020 and 2021 years in January 2024. In May 2024, the California FTB completed the previously disclosed audit and issued a “Discontinuation of Audit with No Determination Letter”. As a result, there were no adjustments to our California research and development tax credit carryforwards.
In June 2024, the State of California enacted S.B. 167, which suspends the use of net operating losses (“NOLs”) for the tax period from January 1, 2024 to December 31, 2026 for net business income of $1 million or more, as well as limits the utilization of research and development tax credits to $5 million each year. The State of California also passed S.B. 175 to provide for a potential early sunset of NOLs in either 2025 or 2026 if necessary. We have analyzed the effect of both these laws on our financial statements. We are estimating $2.8 million utilization of our California research and development tax credits for tax year ending December 31, 2024, resulting in a corresponding valuation allowance release of the same amount.

8. Stockholders’ Equity
Share-Based Compensation
Our share-based compensation expense is associated with RSUs, PSUs, and our Employee Stock Purchase Plan, or ESPP. The following table summarizes our share-based compensation expense included in our consolidated statements of operations for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Cost of sales	$4.1	$3.9	$7.8	$7.2
Research and development	13.9	11.8	25.4	22.9
Selling, general and administrative	26.7	24.0	50.5	44.8
Total share-based compensation expense	$44.7	$39.7	$83.7	$74.9
As of June 30, 2024, unrecognized estimated compensation costs related to RSUs and PSUs totaled $306.9 million and are expected to be recognized over a weighted-average period of approximately 2.0 years.
Treasury Shares
In the first quarter of 2024, we issued 7.9 million treasury shares to settle a portion of the 2023 Warrants. In the second quarter of 2024, we issued 4.6 million treasury shares to settle the remaining portion of the 2023 Warrants. See Note 5 “Debt—Senior Convertible Notes” to the consolidated financial statements for more information.
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
Revenue by Geographic Region
During the three and six months ended June 30, 2024 and June 30, 2023, no individual country outside the United States generated revenue that represented more than 10% of our total revenue. The following table sets forth revenue by our two primary geographical markets, the United States and International, based on the geographic location to which we deliver the components, for the periods shown:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
(In millions)	Amount	% of Total	Amount	% of Total
United States	$731.9	73%	$616.6	71%
International	272.4	27%	254.7	29%
Total revenue	$1,004.3	100%	$871.3	100%

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
(In millions)	Amount	% of Total	Amount	% of Total
United States	$1,385.1	72%	$1,142.6	71%
International	540.2	28%	470.2	29%
Total revenue	$1,925.3	100%	$1,612.8	100%
Revenue by Customer Sales Channel
We sell our CGM systems through a direct sales organization and through distribution arrangements that allow distributors to sell our products. The following table sets forth revenue by major sales channel for the periods shown:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
(In millions)	Amount	% of Total	Amount	% of Total
Distributor	$860.1	86%	$738.8	85%
Direct	144.2	14%	132.5	15%
Total revenue	$1,004.3	100%	$871.3	100%

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
(In millions)	Amount	% of Total	Amount	% of Total
Distributor	$1,638.9	85%	$1,357.7	84%
Direct	286.4	15%	255.1	16%
Total revenue	$1,925.3	100%	$1,612.8	100%

10. Subsequent Events
In July 2024, our Board of Directors authorized and approved a share repurchase program of up to $750.0 million of our outstanding common stock with a repurchase period ending no later than June 30, 2025, which we refer to as the 2024 Share Repurchase Program.
Repurchases of our common stock under the 2024 Share Repurchase Program may be made from time to time in the open market, in privately negotiated transactions or by other methods, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, at our discretion, and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act and other applicable federal and state laws and regulations. The timing of any repurchases will depend on market conditions and will be made at our discretion.
The 2024 Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares of our common stock, and the program may be extended, modified, suspended, or discontinued at any time.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are not purely historical regarding Dexcom’s or its management’s intentions, beliefs, expectations and strategies for the future. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, deal with future events, are subject to various risks and uncertainties, and actual results could differ materially from those anticipated in the forward looking statements. The risks and uncertainties that could cause actual results to differ materially are more fully described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 8, 2024, together with any updates identified under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, elsewhere in this Quarterly Report on Form 10-Q, and in our other reports filed with the SEC. We assume no obligation to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform these forward-looking statements to actual results. You should read the following discussion and analysis together with our consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting estimates during the six months ended June 30, 2024.

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue, gross profit, operating income, net income, and operating cash flow.
Key Highlights for the Three Months Ended June 30, 2024 include the following:

Revenue	Gross Profit	Operating Income	Net Income	Operating Cash Flow
$1.00 billion	$626.7 million	$158.0 million	$143.5 million	$279.4 million
up 15% from the same period 2023	up 15% from the same period 2023	up 23% from the same period 2023	up 24% from the same period 2023	up 47% from the same period 2023
We ended the second quarter of 2024 with cash, cash equivalents and short-term marketable securities totaling $3.12 billion.

Results of Operations

Financial Overview

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
	Three Months Ended June 30,				2024 - 2023
(In millions, except per share amounts)	2024	% of Revenue (1)	2023	% of Revenue (1)	$ Change	% Change
Revenue	$1,004.3	100%	$871.3	100%	$133.0	15%
Cost of sales	377.6	38%	324.9	37%	52.7	16%
Gross profit	626.7	62.4%	546.4	62.7%	80.3	15%
Operating expenses:
Research and development	136.0	14%	119.3	14%	16.7	14%
Selling, general and administrative	332.7	33%	299.0	34%	33.7	11%
Total operating expenses	468.7	47%	418.3	48%	50.4	12%
Operating income	158.0	16%	128.1	15%	29.9	23%
Other income (expense), net	29.8	3%	31.2	4%	(1.4)	(4)%
Income before income taxes	187.8	19%	159.3	18%	28.5	18%
Income tax expense	44.3	4%	43.4	5%	0.9	2%
Net income	$143.5	14%	$115.9	13%	$27.6	24%

Basic net income per share	$0.36	**	$0.30	**	$0.06	20%
Diluted net income per share	$0.35	**	$0.28	**	$0.07	25%

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

Other income (expense), net
Other income (expense), net consists primarily of interest and dividend income on our cash, cash equivalents and short-term marketable securities portfolio, foreign currency transaction gains and losses due to the effects of foreign currency fluctuations, realized and unrealized gains and losses on equity investments, and interest expense related to our senior convertible notes.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Revenue and Gross Profit Margin %
$871.3 M
62.7%
$1,004.3 M
62.4%
2023
2024
Revenue
Gross Profit Margin %

	Three Months Ended June 30,				2024 - 2023
	2024		2023		Change in Revenue
(In millions)	Revenue	% of Total	Revenue	% of Total	$	%
United States	$731.9	73%	$616.6	71%	$115.3	19%
International	272.4	27%	254.7	29%	17.7	7%
Total Revenue	$1,004.3	100%	$871.3	100%	$133.0	15%

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Revenue
The revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base. We added approximately 600,000 net users to our worldwide customer base in 2023.

Disposable sensor and other revenue comprised approximately 94% of total revenue and Reusable Hardware revenue comprised approximately 6% of total revenue for the three months ended June 30, 2024. Disposable sensor and other revenue comprised approximately 89% of total revenue and Reusable Hardware revenue comprised approximately 11% of total revenue for the three months ended June 30, 2023.

Cost of sales & Gross profit
Cost of sales and gross profit increased primarily due to an increase in sales volume driven by the addition of approximately 600,000 net users to our worldwide customer base in 2023.

The decrease in gross profit margin percentage in the second quarter of 2024 compared to the second quarter of 2023 was primarily driven by product and channel mix changes.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Research and development expense
Research and development expense increased primarily due to $7.3 million in compensation-related costs most notably due to higher headcount, and $3.0 million in clinical trials costs.

We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.

Selling, general and administrative expense
Selling, general and administrative expense increased primarily due to $15.5 million in advertising and marketing costs, $8.9 million in compensation-related costs most notably due to higher headcount, and $8.7 million in software and data costs.

Income tax expense
Our annual effective tax rate from normal, recurring operations decreased from 23.8% to 23.1% during the three months ended June 30, 2024 primarily due to impacts of foreign operations. There were no significant discrete items recognized during the three months ended June 30, 2024.
The income tax expense recorded for the three months ended June 30, 2023 was primarily attributable to income tax expense from normal, recurring operations. The decrease in our effective tax rate for the three months ended June 30, 2024 compared to the same period in 2023 is primarily attributable to impacts of the prior year tax restructuring.

Results of Operations

Financial Overview

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
	Six Months Ended June 30,				2024 - 2023
(In millions, except per share amounts)	2024	% of Revenue (1)	2023	% of Revenue (1)	$ Change	% Change
Revenue	$1,925.3	100%	$1,612.8	100%	$312.5	19%
Cost of sales	736.7	38%	603.8	37%	132.9	22%
Gross profit	1,188.6	61.7%	1,009.0	62.6%	179.6	18%
Operating expenses:
Research and development	277.5	14%	238.3	15%	39.2	16%
Selling, general and administrative	652.0	34%	595.4	37%	56.6	10%
Total operating expenses	929.5	48%	833.7	52%	95.8	11%
Operating income	259.1	13%	175.3	11%	83.8	48%
Other income (expense), net	61.2	3%	48.5	3%	12.7	26%
Income before income taxes	320.3	17%	223.8	14%	96.5	43%
Income tax expense	30.4	2%	59.3	4%	(28.9)	(49)%
Net income	$289.9	15%	$164.5	10%	$125.4	76%

Basic net income per share	$0.73	**	$0.43	**	$0.30	70%
Diluted net income per share	$0.71	**	$0.40	**	$0.31	78%

(1) The sum of the individual percentages may not equal the total due to rounding.
** Not meaningful

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Revenue and Gross Profit Margin %
$1,612.8 M
62.6%
$1,925.3 M
61.7%
2023
2024
Revenue
Gross Profit Margin %

	Six Months Ended June 30,				2024 - 2023
	2024		2023		Change in Revenues
(In millions)	Revenue	% of Total	Revenue	% of Total	$	%
United States	$1,385.1	72%	$1,142.6	71%	$242.5	21%
International	540.2	28%	470.2	29%	70.0	15%
Total Revenue	$1,925.3	100%	$1,612.8	100%	$312.5	19%

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Revenue
The revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base. We added approximately 600,000 net users to our worldwide customer base in 2023.

Disposable sensor and other revenue comprised approximately 94% of total revenue and Reusable Hardware revenue comprised approximately 6% of total revenue for the six months ended June 30, 2024. Disposable sensor and other revenue comprised approximately 89% of total revenue and Reusable Hardware revenue comprised approximately 11% of total revenue for the six months ended June 30, 2023.

Cost of sales & Gross profit
Cost of sales and gross profit increased primarily due to an increase in sales volume driven by the addition of approximately 600,000 net users to our worldwide customer base in 2023.

The decrease in gross profit margin percentage in 2024 compared to 2023 was primarily driven by product and channel mix changes.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Research and development expense
Research and development expense increased primarily due to $14.1 million in compensation-related costs most notably due to higher headcount, $6.2 million in clinical trials costs, and $5.9 million in supplies and other support costs.

We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.

Selling, general and administrative expense
Selling, general and administrative expense increased primarily due to $24.9 million in compensation-related costs most notably due to higher headcount, $9.6 million in software and data costs, and $8.7 million in travel related expenses.

Other income (expense), net
Other income (expense), net, increased primarily due to $12.8 million in interest and dividend income on our cash, cash equivalents, and marketable securities portfolio. The increase in interest income was primarily related to a change in market interest rates.

Income tax expense
The income tax expense recorded for the six months ended June 30, 2024 was primarily attributable to income tax expense from normal, recurring operations at an estimated annual effective tax rate of 23.1%, partially offset by discrete excess tax benefits recognized for share-based compensation for employees, net of nondeductible executive compensation, and the Verily milestone payment.

The income tax expense recorded for the six months ended June 30, 2023 was primarily attributable to income tax expense from normal, recurring operations, partially offset by excess tax benefits recognized for share-based compensation for employees, net of disallowed executive compensation, and generation of research and development tax credits. The decrease in our effective tax rate for the six months ended June 30, 2024 compared to the same period in 2023 is primarily attributable to impacts of the prior year tax restructuring and the Verily milestone payment.

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

Main Sources of Liquidity
Cash, cash equivalents and short-term marketable securities
Our cash, cash equivalents and short-term marketable securities totaled $3.12 billion as of June 30, 2024. None of those funds were restricted and $2.93 billion (approximately 94%) of those funds were located in the United States.
Cash flow from Operations
For the six months ended June 30, 2024, we had positive cash flows of $488.6 million from operating activities. We anticipate that we will continue to generate positive cash flows from operations for the foreseeable future.
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
Revolving Credit Agreement
As of June 30, 2024, we had no outstanding borrowings, $7.6 million in outstanding letters of credit, and a total available balance of $192.4 million under the Amended Credit Agreement. We monitor counterparty risk associated with the institutional lenders that are providing the Credit Facility. We currently believe that the Credit Facility will be available to us should we choose to borrow under it. Revolving loans will be available for general corporate purposes, including working capital and capital expenditures. See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Revolving Credit Agreement.
Short-term Liquidity Requirements
Our short-term liquidity requirements primarily consist of regular operating costs, interest payments related to our senior convertible notes, capital expenditures for the development of our manufacturing facilities and office spaces, and short-term material cash requirements as described below. As of June 30, 2024, we had a working capital ratio of 2.82 and a quick ratio of 2.36, which indicates that our current assets are more than enough to cover our short-term liabilities. We expect to have significant capital expenditures for the next year to scale-up capacity in Mesa, Arizona and drive our strategic initiatives of building out our manufacturing facilities and/or equipment in Malaysia and Ireland.
We believe that our cash, cash equivalents, and marketable securities balances, projected cash contributions from our commercial operations, and borrowings under our Credit Facility will be sufficient to meet our anticipated seasonal working capital needs, all capital expenditure requirements, material cash requirements as described below, and other liquidity requirements associated with our operations for at least the next 12 months. We may use cash to repurchase shares of our common stock, including pursuant to the 2024 Share Repurchase Program, or for other strategic initiatives that strengthen our foundation for long-term growth.
Long-term Liquidity Requirements
Our long-term liquidity requirements primarily consist of interest and principal payments related to our senior convertible notes, capital expenditures for the development of our manufacturing facilities and office spaces, and long-term material cash requirements as described below. As of June 30, 2024, we had a debt-to-assets ratio of 0.36, which indicates that our total assets are more than enough to cover our short-term and long-term debts. As demand grows for our products, we will continue to expand global operations to meet demand through investments in manufacturing and operations. We expect to meet our long-term liquidity requirements from our main sources of liquidity as described above to support our future operations, capital expenditures, acquisitions, and other liquidity requirements associated with our operations beyond the next 12 months.

As of June 30, 2024, we have outstanding senior convertible notes that will mature in November 2025 and May 2028. However, the outstanding principal of our senior convertible notes could be converted into cash and/or shares of our common stock prior to maturity once certain conditions are met. See Note 5 “Debt—Senior Convertible Notes” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on conversion rights prior to maturity.
Material Cash Requirements
From time to time in the ordinary course of business, we enter into a variety of purchase arrangements including but not limited to, purchase arrangements related to capital expenditures, components used in manufacturing, and research and development activities. See “Contractual Obligations” below for more information.
Our obligations under the 2025 Notes and 2028 Notes include both principal and interest payments. Although the 2025 Notes and 2028 Notes mature in November 2025 and May 2028, respectively, they may be converted into cash and/or shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity may result in repayment of the principal amounts due under the Notes sooner than the scheduled repayment.
As market conditions warrant, we may, from time to time, repurchase our outstanding debt securities or shares of our common stock, including pursuant to the 2024 Share Repurchase Program, in the open market, in privately negotiated transactions, by exchange transaction or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity and other factors and may be commenced or suspended at any time. The amounts involved and total consideration paid may be material. See Note 10 “Subsequent Events” for more information about the 2024 Share Repurchase Program.
See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about the terms of the Amended Credit Agreement, our senior convertible notes, and the 2028 Capped Calls.
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

Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated. See the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the complete consolidated statements of cash flows for these periods.

Cash Flows Summary
$1,500.0 M
$1,000.0 M
$500.0 M
$— M
$(500.0) M
$(1,000.0) M
$488.6 M
$(114.1) M
$3.3 M
$345.7 M
$(742.6) M
$950.7 M
Q2 2024
Q2 2023
Operating Cash Flows
Investing Cash Flows
Financing Cash Flows

As of June 30, 2024, we had $3.12 billion in cash, cash equivalents and short-term marketable securities, which is an increase of $396.6 million compared to $2.72 billion as of December 31, 2023.
The primary cash flows during the six months ended June 30, 2024 and June 30, 2023 are described below. See the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for complete consolidated statements of cash flows for these periods.

Six Months Ended
		June 30, 2024		June 30, 2023

Operating Cash Flows	+	$289.9 million of net income, $112.1 million of net non-cash adjustments, and a net increase of $86.6 million in changes of working capital balances	+	$164.5 million of net income, $82.9 million of net non-cash adjustments, and a net increase of $98.3 million in changes of working capital balances
		Net non-cash adjustments were primarily related to depreciation and amortization, share-based compensation, and deferred income taxes		Net non-cash adjustments were primarily related to depreciation and amortization and share-based compensation

Investing Cash Flows	+	$12.0 million in net proceeds from marketable securities	-	$592.9 million in net purchases of marketable securities
	-	$123.0 million in capital expenditures	-	$133.7 million in capital expenditures
			-	$16.0 million in purchases of equity investments

Financing Cash Flows	+	$13.4 million in proceeds from issuance of common stock under our employee stock plans	+	$1.23 billion in proceeds from issuance of senior convertible notes, net of issuance costs
	-	$10.1 million in payments for financing leases	+	$12.3 million in proceeds from issuance of common stock under our employee stock plans
			-	$188.7 million in purchases of treasury stock
			-	$101.3 million in purchases of capped call transactions

Contractual Obligations
We presented our contractual obligations as of December 31, 2023 in Note 6 “Leases and Other Commitments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There were no material changes to our lease or contractual obligations outside the ordinary course of business during the six months ended June 30, 2024. See Note 5 “Debt—Senior Convertible Notes” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our senior convertible notes.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2024. See Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for a detailed discussion of our market risks.

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Regulations under the Exchange Act require public companies to maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and timely communicated to management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of June 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of such date.
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
In June 2021, we initiated patent infringement litigation against Abbott in the United States (U.S.D.C., Western District of Texas) and Germany (National Court (“N.C.”) in Mannheim). In May 2023, we filed additional patent infringement actions in Germany (N.C. in Munich). In July and August 2023, we initiated patent infringement litigation in the United Patent Court (“UPC”) (Paris & Munich) and in Spain (Commercial Courts of Barcelona). On July 4, 2024, after a hearing on May 24, 2024, the Paris division of the UPC issued its decision revoking our patent asserted against Abbott. We currently await a ruling from the June 4, 2024 hearing in the Munich division of the UPC on a different Dexcom patent.
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
In response to the lawsuits initiated by Abbott in the United Kingdom, Dexcom also filed patent infringement counterclaims in the Business and Property Courts of England and Wales. Three trials on liability have already been conducted in the United Kingdom. On October 18, 2023 and June 28, 2024, judgment was handed down in favor of Dexcom, finding the Abbott patents to be invalid and not infringed. On January 15, 2024, judgment was handed down invalidating both Abbott and Dexcom’s patents.
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
In February 2023, Abbott filed patent infringement litigation against us in Germany (N.C. in Hamburg and Munich). In March 2023, Abbott filed a patent infringement litigation in the United States (U.S.D.C., Delaware (“D4”)) and we filed counterclaims for patent infringement in that action in June 2023. In June 2023, Abbott filed patent infringement litigation actions in the United Kingdom (Business and Property Courts of England and Wales). In response to the lawsuits initiated by Abbott in the United Kingdom, Dexcom also filed patent infringement counterclaims in that jurisdiction. Two trials are set to occur in the United Kingdom in late 2024 and early 2025, with two Dexcom patents asserted and one Abbott patent asserted.

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
Commencing in January 2024, patent infringement hearings between Abbott and Dexcom were scheduled to take place wherein each sought damages and injunctive relief against the other. All but one of Abbott’s offensive hearings were either stayed or cancelled entirely due to parallel invalidity proceedings and nullity decisions. After a February 28, 2024 hearing in Munich wherein Abbott asserted patent infringement claims against Dexcom, Dexcom received a favorable non-infringement decision. On July 24, 2024, Dexcom received a decision from the Munich court related to the July 3, 2024 hearing, staying our offensive infringement proceedings pending the outcome of an opposition proceeding. Dexcom currently awaits decisions from the Court in Munich on two separate offensive patent infringement matters which were heard on April 17 and April 24, 2024.
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

ITEM 1A - RISK FACTORS
The following risk factor supplements and, to the extent inconsistent, supersedes, the risk factors disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 8, 2024. Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. Before making a decision to invest in, hold or sell our common stock, stockholders and potential stockholders should carefully consider the risks and uncertainties described herein and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially and adversely affect our business, financial condition, results of operations and prospects. In that case, the value of our common stock could decline and stockholders may lose all or part of their investment.
Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business, financial condition, results of operations or prospects. Refer to our disclaimer regarding forward-looking statements at the beginning of Part I, Item 1 of this Quarterly Report on Form 10-Q.
We cannot guarantee that the 2024 Share Repurchase Program will be fully consummated or that such program will enhance the long-term value of our share price.
In July 2024, our Board of Directors authorized and approved the 2024 Share Repurchase Program, which provides for the repurchase of up to $750.0 million of our outstanding common stock, with a repurchase period ending no later than June 30, 2025. Repurchases of our common stock under the 2024 Share Repurchase Program may be made from time to time in the open market, in privately negotiated transactions or by other methods, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, at our discretion, and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act and other applicable federal and state laws and regulations. The timing of any repurchases will depend on market conditions and will be made at our discretion. The 2024 Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares of our common stock, and the program may be extended, modified, suspended, or discontinued at any time.

The 2024 Share Repurchase Program could affect the price of our common stock and increase the volatility thereof. Price volatility may cause the average price at which we repurchase our common stock in a given period to exceed the stock’s price at a given point in time. There can be no assurance that the timeframe for repurchases under our 2024 Share Repurchase Program or that any repurchases conducted thereunder will have a positive impact on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease share repurchases under the 2024 Share Repurchase Program include, among others, unfavorable market conditions; the market price of our common stock; the nature of other investment or strategic opportunities presented to us from time to time; our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to repurchase shares under the 2024 Share Repurchase Program; and the availability of funds necessary to fulfill such repurchases.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
None.

ITEM 5 - OTHER INFORMATION
Trading Plans
During the three months ended June 30, 2024, no Section 16 officers or directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K of the Exchange Act).

ITEM 6 - EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

32.02**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 is formatted in Inline XBRL					X

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

DEXCOM, INC. (Registrant)

Dated:	July 25, 2024	By:	/s/ KEVIN R. SAYER
Kevin R. Sayer, Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Dated:	July 25, 2024	By:	/s/ JEREME M. SYLVAIN
Jereme M. Sylvain, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)