Form 10-Q
period 2024-09-30
DEXCOM INC
filed 2024-10-24
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 17, 2024, there were 390,595,390 shares of the registrant’s common stock outstanding.

DexCom, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Except for historical financial information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements include declarations regarding our operations, financial condition and prospects, and business strategies, and are based on management’s intent, beliefs, expectations, and assumptions as of the date of this report. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties and other factors, some of which are beyond our control. Actual results could differ materially from those indicated or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to: (i) that the information is of a preliminary nature and may be subject to further adjustment; (ii) those risks and uncertainties identified under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission, or the SEC, on February 8, 2024, together with any updates identified under “Risk Factors” in our subsequently filed Quarterly Reports on Form 10-Q; and (iii) the other risks detailed from time-to-time in our other reports and registration statements filed with the SEC. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

AVAILABLE INFORMATION
Our website address is located at www.dexcom.com and our investor relations website is located at investors.dexcom.com. We file electronically with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Consolidated Balance Sheets
(Unaudited)

(In millions, except share and par value data)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$621.2	$566.3
Short-term marketable securities	1,871.1	2,157.8
Accounts receivable, net	1,002.0	973.9
Inventory	586.3	559.6
Prepaid and other current assets	182.2	168.3
Total current assets	4,262.8	4,425.9
Property and equipment, net	1,318.8	1,113.1
Operating lease right-of-use assets	67.5	71.4
Goodwill	23.8	25.2
Intangibles, net	106.2	134.5
Deferred tax assets	486.5	419.4
Other assets	88.2	75.0
Total assets	$6,353.8	$6,264.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,592.5	$1,345.5
Accrued payroll and related expenses	105.8	171.0
Short-term operating lease liabilities	22.3	21.1
Deferred revenue	13.9	18.4
Total current liabilities	1,734.5	1,556.0
Long-term senior convertible notes	2,439.6	2,434.2
Long-term operating lease liabilities	71.1	80.1
Other long-term liabilities	129.6	125.6
Total liabilities	4,374.8	4,195.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 million shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 800.0 million shares authorized; 408.8 million and 390.6 million shares issued and outstanding, respectively, at September 30, 2024; and 407.2 million and 385.4 million shares issued and outstanding, respectively, at December 31, 2023	0.4	0.4
Additional paid-in capital	2,050.5	3,514.6
Accumulated other comprehensive income (loss)	63.4	(16.7)
Retained earnings	1,445.9	1,021.4
Treasury stock, at cost; 18.2 million shares at September 30, 2024 and 21.8 million shares at December 31, 2023	(1,581.2)	(2,451.1)
Total stockholders’ equity	1,979.0	2,068.6
Total liabilities and stockholders’ equity	$6,353.8	$6,264.5
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
Revenue	$994.2	$975.0	$2,919.5	$2,587.8
Cost of sales	400.4	351.7	1,137.1	955.5
Gross profit	593.8	623.3	1,782.4	1,632.3
Operating expenses:
Research and development	135.4	131.4	412.9	369.7
Selling, general and administrative	306.4	286.4	958.4	881.8
Total operating expenses	441.8	417.8	1,371.3	1,251.5
Operating income	152.0	205.5	411.1	380.8
Other income (expense), net	25.4	34.9	86.6	83.4
Income before income taxes	177.4	240.4	497.7	464.2
Income tax expense	42.8	119.7	73.2	179.0
Net income	$134.6	$120.7	$424.5	$285.2

Basic net income per share	$0.34	$0.31	$1.08	$0.74
Shares used to compute basic net income per share	394.2	386.6	394.6	386.7
Diluted net income per share	$0.34	$0.29	$1.04	$0.69
Shares used to compute diluted net income per share	410.2	426.8	414.7	428.3
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net income	$134.6	$120.7	$424.5	$285.2
Other comprehensive income (loss), net of tax:
Translation adjustments and other	96.8	(7.0)	77.8	(25.8)
Unrealized gain on marketable debt securities	4.6	0.7	2.3	1.8
Total other comprehensive income (loss), net of tax	101.4	(6.3)	80.1	(24.0)
Comprehensive income	$236.0	$114.4	$504.6	$261.2
See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended September 30, 2024
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2024	400.7	$0.4	$1,992.3	$(38.0)	$1,311.3	$(831.7)	$2,434.3
Issuance of common stock for Employee Stock Purchase Plan	0.3	—	14.8	—	—	—	14.8
Purchases of treasury stock, including excise tax	(10.4)	—	—	—	—	(749.5)	(749.5)
Share-based compensation expense	—	—	43.4	—	—	—	43.4
Net income	—	—	—	—	134.6	—	134.6
Other comprehensive income, net of tax	—	—	—	101.4	—	—	101.4
Balance at September 30, 2024	390.6	$0.4	$2,050.5	$63.4	$1,445.9	$(1,581.2)	$1,979.0

	Three Months Ended September 30, 2023
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2023	386.1	$0.4	$2,269.0	$(29.3)	$644.4	$(784.1)	$2,100.4
Issuance of common stock under equity incentive plans	0.1	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	14.3	—	—	—	14.3
Purchases of treasury stock, including excise tax	—	—	—	—	—	0.2	0.2
Conversions of 2023 Notes	10.6	—	(0.4)	—	—	—	(0.4)
Benefit of note hedge upon conversions of 2023 Notes	(10.5)	—	1,296.1	—	—	(1,296.1)	—
Share-based compensation expense	—	—	39.0	—	—	—	39.0
Net income	—	—	—	—	120.7	—	120.7
Other comprehensive loss, net of tax	—	—	—	(6.3)	—	—	(6.3)
Balance at September 30, 2023	386.4	$0.4	$3,618.0	$(35.6)	$765.1	$(2,080.0)	$2,267.9
See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Nine Months Ended September 30, 2024
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	385.4	$0.4	$3,514.6	$(16.7)	$1,021.4	$(2,451.1)	$2,068.6
Issuance of common stock under equity incentive plans	1.2	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.4	—	28.2	—	—	—	28.2
Issuance of common stock in connection with achievement of sales-based milestone, net of issuance costs	1.5	—	(188.1)	—	—	188.1	—
Purchases of treasury stock, including excise tax	(10.4)	—	—	—	—	(749.5)	(749.5)
Exercise and settlement of warrants	12.5	—	(1,431.3)	—	—	1,431.3	—
Share-based compensation expense	—	—	127.1	—	—	—	127.1
Net income	—	—	—	—	424.5	—	424.5
Other comprehensive income, net of tax	—	—	—	80.1	—	—	80.1
Balance at September 30, 2024	390.6	$0.4	$2,050.5	$63.4	$1,445.9	$(1,581.2)	$1,979.0

	Nine Months Ended September 30, 2023
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	386.3	$0.4	$2,258.1	$(11.6)	$479.9	$(595.0)	$2,131.8
Issuance of common stock under equity incentive plans	1.3	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.3	—	26.6	—	—	—	26.6
Purchases of treasury stock, including excise tax	(1.6)	—	—	—	—	(188.9)	(188.9)
Conversions of 2023 Notes	10.6	—	(0.4)	—	—	—	(0.4)
Benefit of note hedge upon conversions of 2023 Notes	(10.5)	—	1,296.1	—	—	(1,296.1)	—
Purchase of capped call transactions, net of tax	—	—	(76.3)	—	—	—	(76.3)
Share-based compensation expense	—	—	113.9	—	—	—	113.9
Net income	—	—	—	—	285.2	—	285.2
Other comprehensive loss, net of tax	—	—	—	(24.0)	—	—	(24.0)
Balance at September 30, 2023	386.4	$0.4	$3,618.0	$(35.6)	$765.1	$(2,080.0)	$2,267.9
See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2024	2023
Operating activities
Net income	$424.5	$285.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	159.9	133.5
Share-based compensation	127.1	113.9
Non-cash interest expense	5.6	5.8
Deferred income taxes	(68.1)	(136.5)
Other non-cash income and expenses	(63.3)	(48.3)
Changes in operating assets and liabilities:
Accounts receivable, net	(27.6)	(72.9)
Inventory	(20.3)	(193.6)
Prepaid and other assets	(13.8)	13.2
Operating lease right-of-use assets and liabilities, net	(3.0)	(4.4)
Accounts payable and accrued liabilities	231.7	496.5
Accrued payroll and related expenses	(64.3)	16.6
Deferred revenue and other liabilities	(0.3)	5.9
Net cash provided by operating activities	688.1	614.9
Investing activities
Purchases of marketable securities	(2,083.5)	(2,947.9)
Proceeds from sale and maturity of marketable securities	2,419.2	2,228.4
Purchases of property and equipment	(234.2)	(184.1)
Other investing activities	(5.3)	(18.5)
Net cash provided by (used in) investing activities	96.2	(922.1)
Financing activities
Net proceeds from issuance of common stock	28.2	26.6
Purchases of treasury stock	(750.0)	(188.7)
Proceeds from issuance of senior convertible notes, net of issuance costs	—	1,230.6
Purchases of capped call transactions	—	(101.3)
Payments for conversions of senior convertible notes	—	(650.5)
Other financing activities	(11.4)	(3.4)
Net cash provided by (used in) financing activities	(733.2)	313.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3.8	(4.6)
Increase in cash, cash equivalents and restricted cash	54.9	1.5
Cash, cash equivalents and restricted cash, beginning of period	567.5	643.3
Cash, cash equivalents and restricted cash, end of period	$622.4	$644.8

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$621.2	$643.7
Restricted cash	1.2	1.1
Total cash, cash equivalents and restricted cash	$622.4	$644.8

Supplemental disclosure of non-cash investing and financing transactions:
Shares issued for conversions of 2023 Notes	$—	$1,316.4
Shares received under note hedge upon conversion of 2023 Notes	$—	$(1,296.1)
Acquisition of property and equipment included in accounts payable and accrued liabilities	$77.6	$47.0
Right-of-use assets obtained in exchange for operating lease liabilities	$8.2	$6.0
Right-of-use assets obtained in exchange for finance lease liabilities	$11.8	$1.8
See accompanying notes

DexCom, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Organization and Significant Accounting Policies

Organization and Business
We are a medical device company primarily focused on the design, development and commercialization of continuous glucose monitoring, or CGM, systems for the management of diabetes and metabolic health by patients, caregivers, and clinicians around the world. Unless the context requires otherwise, the terms “we,” “us,” “our,” the “company,” or “Dexcom” refer to DexCom, Inc. and its subsidiaries.

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
Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.
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

Significant Accounting Policies
There were no material changes during the nine months ended September 30, 2024 to our significant accounting policies as described in Note 1 “Organization and Significant Accounting Policies” to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
Accounts receivable as of September 30, 2024 included unbilled accounts receivable of $16.1 million. We expect to invoice and collect all unbilled accounts receivable within twelve months.
We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation.
Our performance obligations are generally satisfied within twelve months of the initial contract date. The deferred revenue balances related to performance obligations that will be satisfied after twelve months were $5.2 million as of September 30, 2024 and $7.4 million as of December 31, 2023. These balances are included in other long-term liabilities in our consolidated balance sheets. Revenue recognized in the period from performance obligations satisfied in previous periods was not material for the periods presented.

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

The following table sets forth the computation of basic and diluted net income per share for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
Net income	$134.6	$120.7	$424.5	$285.2
Add back interest expense, net of tax attributable to assumed conversion of senior convertible notes	2.9	3.0	8.7	9.6
Net income - diluted	$137.5	$123.7	$433.2	$294.8

Net income per common share
Basic	$0.34	$0.31	$1.08	$0.74
Diluted	$0.34	$0.29	$1.04	$0.69

Basic weighted average shares outstanding	394.2	386.6	394.6	386.7
Dilutive potential securities:
Collaborative sales-based milestones	—	—	0.3	—
RSUs and PSUs	0.3	1.0	0.7	1.1
Senior convertible notes	15.7	27.6	15.7	28.7
Warrants	—	11.6	3.4	11.8
Diluted weighted average shares outstanding	410.2	426.8	414.7	428.3
Outstanding anti-dilutive securities not included in the calculations of diluted net income per share attributable to common stockholders were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
RSUs and PSUs	2.2	—	1.3	—

Recent Accounting Guidance
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, or CODM, and included within each reported measure of segment profit or loss. All disclosure requirements under ASU 2023-07 are required for public entities with a single reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, with early adoption permitted. We will adopt ASU 2023-07 in the fourth quarter of 2024 on a retrospective basis, reflecting the application of the new standard in each prior reporting period. We expect the application of ASU 2023-07 to improve and enhance our segment reporting disclosures.
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
On March 6, 2024, the SEC adopted SEC Release Nos. 33-11275; 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, to require the disclosure of certain climate-related information in registration statements and annual reports, including Scope 1 and 2 emissions and information about climate-related risks that have materially impacted, or are reasonably likely to have a material impact on, a company’s business strategy, results of operations, or financial condition. In addition, under the final rules, certain disclosures related to severe weather events and other natural conditions will be required in audited financial statements. The disclosure requirements would have begun phasing in for our reports and registration statements including financial information in the fiscal year ending December 31, 2025, however, in April 2024, the SEC issued an order staying the final rules until the completion of judicial review. The SEC has since indicated that it intends to establish a new implementation period following the stay order. We are currently evaluating the impact of this final rule on our disclosures.

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
The following table summarizes financial assets that we measured at fair value on a recurring basis as of September 30, 2024, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$315.4	$—	$—	$315.4

Debt securities, available-for-sale:
U.S. government agencies (1)	—	1,038.1	—	1,038.1
Commercial paper	—	391.1	—	391.1
Corporate debt	—	441.9	—	441.9
Total debt securities, available-for-sale	—	1,871.1	—	1,871.1

Other assets (2)	21.2	—	—	21.2

Total assets measured at fair value on a recurring basis	$336.6	$1,871.1	$—	$2,207.7
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

There were no transfers into or out of Level 3 securities during the three and nine months ended September 30, 2024 and September 30, 2023.
Fair Value of Senior Convertible Notes
The fair value, based on trading prices (Level 1 inputs), of our senior convertible notes were as follows as of the dates indicated:

(In millions)	September 30, 2024	December 31, 2023
Senior Convertible Notes due 2025	$1,152.3	$1,262.8
Senior Convertible Notes due 2028	1,107.1	1,281.8
Total fair value of outstanding senior convertible notes	$2,259.4	$2,544.6
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
As of September 30, 2024 and December 31, 2023, the notional amounts of outstanding foreign currency forward contracts were $66.0 million and $71.0 million, respectively. The resulting impact on our consolidated financial statements from currency hedging activities was not significant for the three and nine months ended September 30, 2024 and September 30, 2023.
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
We hold certain other investments that we do not measure at fair value on a recurring basis. The carrying values of these investments were $44.3 million as of September 30, 2024 and $38.5 million as of December 31, 2023. We include the carrying values of these investments in other assets in our consolidated balance sheets. It is impracticable for us to estimate the fair value of these investments on a recurring basis due to the fact that these entities are privately held and limited information is available. We monitor the information that becomes available from time to time and adjust the carrying values of these investments if there are identified events or changes in circumstances that have a significant effect on the fair values.
There were no significant impairment losses on assets and liabilities measured at fair value on a non-recurring basis during the three and nine months ended September 30, 2024 and September 30, 2023.

4. Balance Sheet Details and Other Financial Information

Short-Term Marketable Securities
Short-term marketable securities, consisting of available-for-sale debt securities, were as follows as of the dates indicated:

	September 30, 2024
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies (1)	$1,035.4	$2.8	$(0.1)	$1,038.1
Commercial paper	391.3	—	(0.2)	391.1
Corporate debt	441.0	1.0	(0.1)	441.9
Total debt securities, available-for-sale	$1,867.7	$3.8	$(0.4)	$1,871.1
(1) Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.

	December 31, 2023
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies (1)	$1,611.8	$1.2	$(0.5)	$1,612.5
Commercial paper	184.8	—	(0.1)	184.7
Corporate debt	360.8	0.1	(0.3)	360.6
Total debt securities, available-for-sale	$2,157.4	$1.3	$(0.9)	$2,157.8
(1) Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.
As of September 30, 2024, the estimated market values of our short-term debt securities with contractual maturities up to 12 months and up to 18 months were $1.65 billion and $217.3 million, respectively. As of December 31, 2023, the estimated market value of our short-term debt securities with contractual maturities up to 12 months was $2.16 billion. Gross realized gains and losses on sales of our short-term debt securities for the three and nine months ended September 30, 2024 and September 30, 2023 were not significant.
We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities at September 30, 2024 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Inventory

(In millions)	September 30, 2024	December 31, 2023
Raw materials	$288.9	$319.5
Work-in-process	49.8	30.0
Finished goods	247.6	210.1
Total inventory	$586.3	$559.6

Prepaid and Other Current Assets

(In millions)	September 30, 2024	December 31, 2023
Prepaid expenses	$62.5	$58.7
Prepaid inventory	21.2	31.5
Deferred compensation plan assets	19.2	15.2
Income tax receivables	31.7	13.6
Other current assets	47.6	49.3
Total prepaid and other current assets	$182.2	$168.3

Property and Equipment

(In millions)	September 30, 2024	December 31, 2023
Land and land improvements	$50.5	$34.5
Building	266.9	190.5
Furniture and fixtures	38.3	36.9
Computer software and hardware	76.8	65.8
Machinery and equipment	883.5	683.3
Leasehold improvements	290.6	283.4
Construction in progress	349.2	328.1
Total cost	1,955.8	1,622.5
Less: accumulated depreciation and amortization	(637.0)	(509.4)
Total property and equipment, net	$1,318.8	$1,113.1

Other Assets

(In millions)	September 30, 2024	December 31, 2023
Long-term investments	$46.3	$38.5
Long-term deposits	15.1	14.4
Other assets	26.8	22.1
Total other assets	$88.2	$75.0

Accounts Payable and Accrued Liabilities

(In millions)	September 30, 2024	December 31, 2023
Accounts payable trade	$326.6	$276.4
Accrued tax, audit, and legal fees	38.5	42.6
Accrued rebates	1,159.9	950.7
Accrued warranty	5.8	12.6
Income tax payable	5.8	7.5
Deferred compensation plan liabilities	19.2	15.2
Other accrued liabilities	36.7	40.5
Total accounts payable and accrued liabilities	$1,592.5	$1,345.5

Accrued Payroll and Related Expenses

(In millions)	September 30, 2024	December 31, 2023
Accrued wages, bonus and taxes	$78.2	$139.8
Other accrued employee benefits	27.6	31.2
Total accrued payroll and related expenses	$105.8	$171.0

Other Long-Term Liabilities

(In millions)	September 30, 2024	December 31, 2023
Finance lease obligations	$58.2	$58.6
Deferred revenue, long-term	5.2	7.4
Asset retirement obligation	16.1	15.7
Other tax liabilities	44.8	38.7
Other liabilities	5.3	5.2
Total other long-term liabilities	$129.6	$125.6

Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Interest and dividend income	$32.0	$41.5	$104.5	$101.2
Interest expense	(4.7)	(4.9)	(14.1)	(15.4)
Other expense, net	(1.9)	(1.7)	(3.8)	(2.4)
Total other income (expense), net	$25.4	$34.9	$86.6	$83.4

Accumulated Other Comprehensive Income (Loss), Net of Tax

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Translation Adjustments and Other:
Beginning balance	$(36.0)	$(26.6)	$(17.0)	$(7.8)
Translation adjustments and other	96.8	(7.0)	77.8	(25.8)
Ending balance	$60.8	$(33.6)	$60.8	$(33.6)

Investments:
Beginning balance	$(2.0)	$(2.7)	$0.3	$(3.8)
Unrealized gain on marketable debt securities	4.6	0.7	2.3	1.8
Ending balance	$2.6	$(2.0)	$2.6	$(2.0)

Accumulated other comprehensive income (loss)	$63.4	$(35.6)	$63.4	$(35.6)

5. Debt

Senior Convertible Notes
The carrying amounts of our senior convertible notes were as follows as of the dates indicated:

(In millions)	September 30, 2024	December 31, 2023
Principal amount:
Senior Convertible Notes due 2025	$1,207.5	$1,207.5
Senior Convertible Notes due 2028	1,250.0	1,250.0
Total principal amount	2,457.5	2,457.5
Unamortized debt issuance costs	(17.9)	(23.3)
Carrying amount of senior convertible notes	$2,439.6	$2,434.2
For our senior convertible notes for which the if-converted value exceeded the principal amount, the amount in excess of principal was as follows as of the dates indicated:

(In millions)	September 30, 2024	December 31, 2023
Senior Convertible Notes due 2025	$—	$56.1
Senior Convertible Notes due 2028	—	33.6
Total by which the notes’ if-converted value exceeds their principal amount	$—	$89.7
The following table summarizes the components of interest expense and the effective interest rates for our senior convertible notes for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Cash interest expense:
Contractual coupon interest (1)	$1.9	$1.8	$5.8	$7.0
Non-cash interest expense:
Amortization of debt issuance costs	1.8	2.0	5.4	5.5
Total interest expense recognized on senior notes	$3.7	$3.8	$11.2	$12.5

Effective interest rate:
Senior Convertible Notes due 2023 (2)	*	1.1%	*	1.1%
Senior Convertible Notes due 2025	0.5%	0.5%	0.5%	0.5%
Senior Convertible Notes due 2028	0.7%	0.7%	0.7%	0.7%

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
2023 Warrants
In November 2018, we also sold warrants, or the 2023 Warrants, to the 2023 Counterparties to acquire up to 20.7 million shares of our common stock. The 2023 Warrants required net share settlement and a pro-rated number of warrants expired on each of the 60 scheduled trading days following March 1, 2024. We received $183.8 million in cash proceeds from the sale of the 2023 Warrants, which we recorded in additional paid-in capital during 2018. The 2023 Warrants could have had a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period exceeded the strike price of the 2023 Warrants. The strike price of the 2023 Warrants was initially $49.60 per share, subject to certain adjustments under the terms of the warrant agreements. We use the treasury share method for assumed conversion of the 2023 Warrants when computing the weighted average common shares outstanding for diluted earnings per share.
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
Conversion Activity for Senior Convertible Notes
The 2023 Notes matured on December 1, 2023 and all outstanding principal was settled. There was no conversion activity for the 2025 Notes or 2028 Notes for the nine months ended September 30, 2024. See the following table for the details of conversion activity for the 2023 Notes for the fiscal year ended December 31, 2023:

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
Information related to availability and outstanding borrowings on our Amended Credit Agreement is as follows as of the date indicated:

(In millions)	September 30, 2024
Available principal amount	$200.0
Letters of credit sub-facility	25.0
Outstanding borrowings	—
Outstanding letters of credit	7.6
Total available balance	$192.4
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
Our obligations under the Amended Credit Agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of Dexcom and the guarantors, including all or a portion of the equity interests of our domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge). The Amended Credit Agreement contains covenants that limit certain indebtedness, liens, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents, and sale and leaseback transactions of Dexcom or any of its domestic subsidiaries. The Amended Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of September 30, 2024.
As of September 30, 2024, we have no other material guarantee facilities or lines of credit.

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
Between June 2021 through the nine months ended September 30, 2024, we and certain Abbott Diabetes Care, Inc. (“Abbott”) entities have served patent infringement complaints against each other in multiple jurisdictions against certain continuous glucose monitoring products of each company.
Abbott’s patent infringement trial, “D1”, against Dexcom commenced in the U.S.D.C., District of Delaware in March 2024. In the lead up to trial, the U.S.D.C., District of Delaware invalidated one of Abbott’s patents on factory calibration and Abbott dropped four other patents from the litigation. The claims litigated were isolated to the inserter mechanism and the wearable seal and mount of Dexcom’s G6. On March 22, 2024, a jury returned a mixed verdict. The jury found that Dexcom infringes one patent, that Dexcom did not infringe a second patent, and that Dexcom also did not infringe a third patent, which the jury also found invalid. The jury found that any infringement was not willful. It could not reach unanimity as to a fourth patent. No determination of damages was made or awarded. Dexcom has challenged the sole finding of infringement and continues to defend itself vigorously. We analyzed the potential for a loss from this litigation in accordance with ASC 450, Contingencies. We believe it is not probable that we will have an unfavorable outcome and incur a material loss contingency due to our beliefs about our position in the case. In addition, the jury did not award damages for the one patent they believe we infringed nor can we reasonably estimate the amount of loss we would incur if we do not prevail. As a result, we have not recorded an accrual for a contingent liability.
Due to uncertainty surrounding the other patent litigation procedures initiated by Dexcom and Abbott throughout multiple jurisdictions, as well as the securities class action litigation and the derivative action, we are unable to reasonably estimate the ultimate outcome of any of the litigation matters at this time. We intend to protect our intellectual property and defend against these claims vigorously in all of these actions.
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

7. Income Taxes
We estimate our annual effective tax rate to be 23.1% for the full year 2024, which differs from the U.S. federal statutory rate due to state and foreign income taxes, federal taxation of international operations, and nondeductible executive compensation, partially offset by federal tax credits generated. Our actual effective tax rate of 14.7% for the nine months ended September 30, 2024 was primarily due to income tax expense from normal, recurring operations, partially offset by excess tax benefits recognized for share-based compensation for employees, net of disallowed executive compensation, and the Verily milestone payment.
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
In June 2024, the State of California enacted S.B. 167, which suspends the use of net operating losses (“NOLs”) for the tax period from January 1, 2024 to December 31, 2026 for net business income of $1.0 million or more, as well as limits the utilization of research and development tax credits to $5.0 million each year. The State of California also passed S.B. 175 to provide for a potential early sunset of NOLs in either 2025 or 2026 if necessary. We have analyzed the effect of both these laws on our financial statements. We are estimating $2.8 million utilization of our California research and development tax credits for tax year ending December 31, 2024, resulting in a corresponding valuation allowance release of the same amount.

8. Stockholders’ Equity
Share-Based Compensation
Our share-based compensation expense is associated with RSUs, PSUs, and our Employee Stock Purchase Plan, or ESPP. The following table summarizes our share-based compensation expense included in our consolidated statements of operations for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Cost of sales	$3.6	$3.9	$11.4	$11.1
Research and development	13.1	11.4	38.5	34.3
Selling, general and administrative	26.7	23.7	77.2	68.5
Total share-based compensation expense	$43.4	$39.0	$127.1	$113.9
As of September 30, 2024, unrecognized estimated compensation costs related to RSUs and PSUs totaled $253.2 million and are expected to be recognized over a weighted-average period of approximately 1.8 years.
Share Repurchase Program and Treasury Shares
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
In July 2024, our Board of Directors authorized and approved a share repurchase program of up to $750.0 million of our outstanding common stock, with a repurchase period ending no later than June 30, 2025 (the “2024 Share Repurchase Program”). Repurchases of our common stock under the 2024 Share Repurchase Program were permitted to be made from time to time in the open market, in privately negotiated transactions or by other methods, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, at our discretion, and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act and other applicable federal and state laws and regulations.
In the third quarter of 2024, we repurchased 10.4 million shares of our common stock for $750.0 million under the 2024 Share Repurchase Program.
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
Revenue by Geographic Region
During the three and nine months ended September 30, 2024 and September 30, 2023, no individual country outside the United States generated revenue that represented more than 10% of our total revenue. The following table sets forth revenue by our two primary geographical markets, the United States and International, based on the geographic location to which we deliver the components, for the periods shown:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
(In millions)	Amount	% of Total	Amount	% of Total
United States	$701.9	71%	$713.6	73%
International	292.3	29%	261.4	27%
Total revenue	$994.2	100%	$975.0	100%

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
(In millions)	Amount	% of Total	Amount	% of Total
United States	$2,087.0	71%	$1,856.2	72%
International	832.5	29%	731.6	28%
Total revenue	$2,919.5	100%	$2,587.8	100%
Revenue by Customer Sales Channel
We sell our CGM systems through a direct sales organization and through distribution arrangements that allow distributors to sell our products. The following table sets forth revenue by major sales channel for the periods shown:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
(In millions)	Amount	% of Total	Amount	% of Total
Distributor	$843.3	85%	$839.7	86%
Direct	150.9	15%	135.3	14%
Total revenue	$994.2	100%	$975.0	100%

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
(In millions)	Amount	% of Total	Amount	% of Total
Distributor	$2,482.2	85%	$2,197.4	85%
Direct	437.3	15%	390.4	15%
Total revenue	$2,919.5	100%	$2,587.8	100%

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

Overview

Who We Are

We are a medical device company primarily focused on the design, development and commercialization of continuous glucose monitoring, or CGM, systems for the management of diabetes and metabolic health by patients, caregivers, and clinicians around the world.
We received approval from the Food and Drug Administration, or FDA, and commercialized our first product in 2006. We launched our latest generation system, the Dexcom G6® integrated Continuous Glucose Monitoring System, or G6, in 2018, and we launched the Dexcom G7®, or G7, in 2023. In August 2024, we launched Stelo, our new biosensor designed for adults with prediabetes and Type 2 diabetes who do not use insulin, as the first over-the-counter glucose biosensor in the U.S.
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
We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting estimates during the nine months ended September 30, 2024.

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue, gross profit, operating income, net income, and operating cash flow.
Key Highlights for the Three Months Ended September 30, 2024 include the following:

Revenue	Gross Profit	Operating Income	Net Income	Operating Cash Flow
$994.2 million	$593.8 million	$152.0 million	$134.6 million	$199.5 million
up 2% from the same period in 2023	down 5% from the same period in 2023	down 26% from the same period in 2023	up 12% from the same period in 2023	down 26% from the same period in 2023
We ended the third quarter of 2024 with cash, cash equivalents and short-term marketable securities totaling $2.49 billion.

Results of Operations

Financial Overview

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
	Three Months Ended September 30,				2024 - 2023
(In millions, except per share amounts)	2024	% of Revenue (1)	2023	% of Revenue (1)	$ Change	% Change
Revenue	$994.2	100%	$975.0	100%	$19.2	2%
Cost of sales	400.4	40%	351.7	36%	48.7	14%
Gross profit	593.8	59.7%	623.3	63.9%	(29.5)	(5)%
Operating expenses:
Research and development	135.4	14%	131.4	13%	4.0	3%
Selling, general and administrative	306.4	31%	286.4	29%	20.0	7%
Total operating expenses	441.8	44%	417.8	43%	24.0	6%
Operating income	152.0	15%	205.5	21%	(53.5)	(26)%
Other income (expense), net	25.4	3%	34.9	4%	(9.5)	(27)%
Income before income taxes	177.4	18%	240.4	25%	(63.0)	(26)%
Income tax expense	42.8	4%	119.7	12%	(76.9)	(64)%
Net income	$134.6	14%	$120.7	12%	$13.9	12%

Basic net income per share	$0.34	**	$0.31	**	$0.03	10%
Diluted net income per share	$0.34	**	$0.29	**	$0.05	17%

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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Revenue and Gross Profit Margin %
$975.0 M
$994.2 M
63.9%
59.7%
2023
2024
Revenue
Gross Profit Margin %

	Three Months Ended September 30,				2024 - 2023
	2024		2023		Change in Revenue
(In millions)	Revenue	% of Total	Revenue	% of Total	$	%
United States	$701.9	71%	$713.6	73%	$(11.7)	(2)%
International	292.3	29%	261.4	27%	30.9	12%
Total Revenue	$994.2	100%	$975.0	100%	$19.2	2%

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Revenue
The revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base. We added approximately 600,000 net users to our worldwide customer base in 2023. The increase in revenue was offset by pricing headwinds due to greater rebate eligibility and channel mix.

Disposable sensor and other revenue comprised approximately 96% of total revenue and Reusable Hardware revenue comprised approximately 4% of total revenue for the three months ended September 30, 2024. Disposable sensor and other revenue comprised approximately 90% of total revenue and Reusable Hardware revenue comprised approximately 10% of total revenue for the three months ended September 30, 2023.

Cost of sales & Gross profit
Cost of sales and gross profit increased primarily due to an increase in sales volume driven by the addition of approximately 600,000 net users to our worldwide customer base in 2023.

The decrease in gross profit margin percentage in the third quarter of 2024 compared to the third quarter of 2023 was primarily driven by product and channel mix changes and a $24.6 million non-cash inventory build charge.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Research and development expense
Research and development expense increased primarily due to $4.5 million in clinical trials, supplies and other support costs and $2.7 million in software and data costs, offset by a $2.8 million decrease in compensation and related costs.

We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.

Selling, general and administrative expense
Selling, general and administrative expense increased primarily due to $13.6 million in advertising and marketing costs and $5.4 million in software and data costs, offset by a $7.1 million decrease in compensation and related costs.

Other income (expense), net
Other income (expense), net, decreased primarily due to a $9.5 million decrease in interest and dividend income on our cash, cash equivalents, and marketable securities portfolio. The decrease in interest income was related to a change in market interest rates, as well as a decrease in the average invested balances compared to the same period in 2023.

Income tax expense
The income tax expense recorded for the three months ended September 30, 2024 was primarily attributable to income tax expense from normal, recurring operations and discrete impacts of certain foreign tax return filings.
The income tax expense recorded for the three months ended September 30, 2023 was primarily attributable to income tax expense from normal, recurring operations, discrete income tax expense related to an intra-entity transfer of certain intellectual property, and decrease in the state tax rate applied to beginning of year deferred tax assets.
The decrease in our effective tax rate for the three months ended September 30, 2024 compared to the same period in 2023 is primarily attributable to impacts of the prior year tax restructuring.

Results of Operations

Financial Overview

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
	Nine Months Ended September 30,				2024 - 2023
(In millions, except per share amounts)	2024	% of Revenue (1)	2023	% of Revenue (1)	$ Change	% Change
Revenue	$2,919.5	100%	$2,587.8	100%	$331.7	13%
Cost of sales	1,137.1	39%	955.5	37%	181.6	19%
Gross profit	1,782.4	61.1%	1,632.3	63.1%	150.1	9%
Operating expenses:
Research and development	412.9	14%	369.7	14%	43.2	12%
Selling, general and administrative	958.4	33%	881.8	34%	76.6	9%
Total operating expenses	1,371.3	47%	1,251.5	48%	119.8	10%
Operating income	411.1	14%	380.8	15%	30.3	8%
Other income (expense), net	86.6	3%	83.4	3%	3.2	4%
Income before income taxes	497.7	17%	464.2	18%	33.5	7%
Income tax expense	73.2	3%	179.0	7%	(105.8)	(59)%
Net income	$424.5	15%	$285.2	11%	$139.3	49%

Basic net income per share	$1.08	**	$0.74	**	$0.34	46%
Diluted net income per share	$1.04	**	$0.69	**	$0.35	51%

(1) The sum of the individual percentages may not equal the total due to rounding.
** Not meaningful

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenue and Gross Profit Margin %
$2,587.8 M
63.1%
$2,919.5 M
61.1%
2023
2024
Revenue
Gross Profit Margin %

	Nine Months Ended September 30,				2024 - 2023
	2024		2023		Change in Revenues
(In millions)	Revenue	% of Total	Revenue	% of Total	$	%
United States	$2,087.0	71%	$1,856.2	72%	$230.8	12%
International	832.5	29%	731.6	28%	100.9	14%
Total Revenue	$2,919.5	100%	$2,587.8	100%	$331.7	13%

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenue
The revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base. We added approximately 600,000 net users to our worldwide customer base in 2023. The increase in revenue was offset by pricing headwinds due to greater rebate eligibility and channel mix.

Disposable sensor and other revenue comprised approximately 94% of total revenue and Reusable Hardware revenue comprised approximately 6% of total revenue for the nine months ended September 30, 2024. Disposable sensor and other revenue comprised approximately 89% of total revenue and Reusable Hardware revenue comprised approximately 11% of total revenue for the nine months ended September 30, 2023.

Cost of sales & Gross profit
Cost of sales and gross profit increased primarily due to an increase in sales volume driven by the addition of approximately 600,000 net users to our worldwide customer base in 2023.

The decrease in gross profit margin percentage in 2024 compared to 2023 was primarily driven by product and channel mix changes and a $24.6 million non-cash inventory build charge.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Research and development expense
Research and development expense increased primarily due to $16.6 million in clinical trials, supplies and other support costs, $11.3 million in compensation and related costs, and $6.2 million in software and data costs.

We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.

Selling, general and administrative expense
Selling, general and administrative expense increased primarily due to $19.5 million in advertising and marketing costs, $17.8 million in compensation and related costs, $15.0 million in software and data costs, and $10.4 million in travel related expenses.

Income tax expense
The income tax expense recorded for the nine months ended September 30, 2024 was primarily attributable to income tax expense from normal, recurring operations at an estimated annual effective tax rate of 23.1%, partially offset by discrete excess tax benefits recognized for share-based compensation for employees, net of nondeductible executive compensation, the Verily milestone payment, and the impacts of certain foreign tax return filings.

The income tax expense recorded for the nine months ended September 30, 2023 was primarily attributable to income tax expense from normal, recurring operations, discrete income tax expense related to an intra-entity asset transfer of certain intellectual property, and decrease in the state tax rate applied to the beginning of year deferred tax assets, partially offset by excess tax benefits recognized for share-based compensation for employees, net of disallowed executive compensation.

The decrease in our effective tax rate for the nine months ended September 30, 2024 compared to the same period in 2023 is primarily attributable to impacts of the prior year tax restructuring and the Verily milestone payment.

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

Main Sources of Liquidity
Cash, cash equivalents and short-term marketable securities
Our cash, cash equivalents and short-term marketable securities totaled $2.49 billion as of September 30, 2024. None of those funds were restricted and $2.30 billion (approximately 92%) of those funds were located in the United States.
Cash flows from Operations
For the nine months ended September 30, 2024, we had positive cash flows of $688.1 million from operating activities. We anticipate that we will continue to generate positive cash flows from operations for the foreseeable future.
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
Revolving Credit Agreement
As of September 30, 2024, we had no outstanding borrowings, $7.6 million in outstanding letters of credit, and a total available balance of $192.4 million under the Amended Credit Agreement. We monitor counterparty risk associated with the institutional lenders that are providing the Credit Facility. We currently believe that the Credit Facility will be available to us should we choose to borrow under it. Revolving loans will be available for general corporate purposes, including working capital and capital expenditures. See Note 5 “Debt” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Amended Credit Agreement.
Short-term Liquidity Requirements
Our short-term liquidity requirements primarily consist of regular operating costs, interest payments related to our senior convertible notes, capital expenditures for the development of our manufacturing facilities and office spaces, and short-term material cash requirements as described below. As of September 30, 2024, we had a working capital ratio of 2.46 and a quick ratio of 2.01, which indicates that our current assets are more than enough to cover our short-term liabilities. We expect to have significant capital expenditures for the next year to scale-up capacity in Mesa, Arizona and drive our strategic initiatives of building out our manufacturing facilities and/or equipment in Malaysia and Ireland.
We believe that our cash, cash equivalents, and marketable securities balances, projected cash contributions from our commercial operations, and borrowings under our Credit Facility will be sufficient to meet our anticipated seasonal working capital needs, all capital expenditure requirements, material cash requirements as described below, and other liquidity requirements associated with our operations for at least the next 12 months. We may use cash to repurchase shares of our common stock or for other strategic initiatives that strengthen our foundation for long-term growth.
Long-term Liquidity Requirements
Our long-term liquidity requirements primarily consist of interest and principal payments related to our senior convertible notes, capital expenditures for the development of our manufacturing facilities and office spaces, and long-term material cash requirements as described below. As of September 30, 2024, we had a debt-to-assets ratio of 0.38, which indicates that our total assets are more than enough to cover our short-term and long-term debts. As demand grows for our products, we will continue to expand global operations to meet demand through investments in manufacturing and operations. We expect to meet our long-term liquidity requirements from our main sources of liquidity as described above to support our future operations, capital expenditures, acquisitions, and other liquidity requirements associated with our operations beyond the next 12 months.
As of September 30, 2024, we have outstanding senior convertible notes that will mature in November 2025 and May 2028. However, the outstanding principal of our senior convertible notes could be converted into cash and/or shares of our common stock prior to maturity once certain conditions are met. See Note 5 “Debt—Senior Convertible Notes” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on conversion rights prior to maturity.
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
As market conditions warrant, we may, from time to time, repurchase our outstanding debt securities or shares of our common stock, in the open market, in privately negotiated transactions, by exchange transaction or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity and other factors and may be commenced or suspended at any time. The amounts involved and total consideration paid may be material. See Note 8 “Stockholder’s Equity—Share Repurchase Program and Treasury Shares” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about our 2024 Share Repurchase Program.
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

Cash Flows Summary
$1,000.0 M
$500.0 M
$— M
$(500.0) M
$(1,000.0) M
$(1,500.0) M
$688.1 M
$96.2 M
$(733.2) M
$614.9 M
$(922.1) M
$313.3 M
Q3 2024
Q3 2023
Operating Cash Flows
Investing Cash Flows
Financing Cash Flows

As of September 30, 2024, we had $2.49 billion in cash, cash equivalents and short-term marketable securities, which is a decrease of $231.8 million compared to $2.72 billion as of December 31, 2023.
The primary cash flows during the nine months ended September 30, 2024 and September 30, 2023 are described below. See the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for complete consolidated statements of cash flows for these periods.

Nine Months Ended
		September 30, 2024		September 30, 2023

Operating Cash Flows	+	$424.5 million of net income, $161.2 million of net non-cash adjustments, and a net increase of $102.4 million in changes of working capital balances	+	$285.2 million of net income, $68.4 million of net non-cash adjustments, and a net increase of $261.3 million in changes of working capital balances
		Net non-cash adjustments were primarily related to depreciation and amortization, share-based compensation, and deferred income taxes		Net non-cash adjustments were primarily related to depreciation and amortization and share-based compensation

Investing Cash Flows	+	$335.7 million in net proceeds from marketable securities	-	$719.5 million in net purchases of marketable securities
	-	$234.2 million in capital expenditures	-	$184.1 million in capital expenditures
			-	$19.5 million in purchases of equity investments

Financing Cash Flows	+	$28.2 million in proceeds from issuance of common stock under our employee stock plans	+	$1.23 billion in proceeds from issuance of senior convertible notes, net of issuance costs
	-	$750.0 million in purchases of treasury stock	+	$26.6 million in proceeds from issuance of common stock under our employee stock plans
			-	$650.5 million in payments for conversions of senior convertible notes
			-	$188.7 million in purchases of treasury stock
			-	$101.3 million in purchases of capped call transactions

Contractual Obligations
We presented our contractual obligations as of December 31, 2023 in Note 6 “Leases and Other Commitments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There were no material changes to our lease obligations during the nine months ended September 30, 2024. As of September 30, 2024, we had approximately $1.26 billion of open purchase orders and contractual obligations in the ordinary course of business, the majority of which are due within one year. See Note 5 “Debt—Senior Convertible Notes” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our senior convertible notes.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2024. See Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for a detailed discussion of our market risks.

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Regulations under the Exchange Act require public companies to maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and timely communicated to management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of September 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of such date.
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
Litigation with Abbott
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
In July 2024, after hearings in May and June in the Paris and Munich divisions of the UPC, each division issued a decision revoking our patents asserted against Abbott. In late 2024 and early 2025, hearings in the Paris, Munich and Stockholm divisions of the UPC are scheduled wherein Dexcom asserts two patents against Abbott and Abbott asserts three patents against Dexcom.
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
In December 2021, Abbott filed a breach of contract lawsuit against Dexcom in the United States (U.S.D.C., District of Delaware) alleging that Dexcom breached the parties' Settlement and License Agreement dated July 2, 2014 (“SLA”). The U.S.D.C., District of Delaware consolidated Abbott’s breach of contract lawsuit with Dexcom’s patent infringement lawsuit which had been transferred from the U.S.D.C., Western District of Texas (“D3”). Dexcom asserted counterclaims that Abbott also breached the SLA. A jury trial on Abbott’s breach of contract claims commenced on July 10, 2023. On July 14, 2023, the jury verdict determined that Abbott was not licensed to thirteen claims of certain Dexcom patents and that Abbott was licensed to five claims. In April 2022, Abbott initiated the inter partes review (“IPR”) process on the asserted claims of Dexcom’s patents in D3. The U.S. Patent and Trademark Office (the “PTO”) denied institution of one of Dexcom’s patents and instituted IPR on the other four. Ultimately, in November 2023, the PTO issued its Final Written Decision, upholding claims of two Dexcom patents to be patentable, which cover factory calibration and certain alarms and alerts, and two to be unpatentable, which cover certain sensor code and sensor configurations. We will continue to enforce the remaining claims of the patents asserted in Delaware at a trial set for January 11, 2027.
In February 2023, Abbott filed patent infringement litigation against us in Germany (N.C. in Hamburg and Munich). In March 2023, Abbott filed a patent infringement litigation in the United States (U.S.D.C., Delaware (“D4”)) and we filed counterclaims for patent infringement in that action in June 2023. The D4 Court recently set a February 15, 2027 trial date for Abbott’s offensive case and a March 8, 2027 trial date for Dexcom’s offensive case. In June 2023, Abbott filed patent infringement litigation actions in the United Kingdom (Business and Property Courts of England and Wales). In response to the lawsuits initiated by Abbott in the United Kingdom, Dexcom also filed patent infringement counterclaims in that jurisdiction. Two trials are set to occur in the United Kingdom in late 2024 and early 2025, with two Dexcom patents asserted and one Abbott patent asserted.

Abbott’s patent infringement trial, “D1”, against Dexcom commenced in the U.S.D.C., District of Delaware in March 2024. In the lead up to trial, the U.S.D.C., District of Delaware invalidated one of Abbott’s patents on factory calibration and Abbott dropped four other patents from the litigation. The claims litigated were isolated to the inserter mechanism and the wearable seal and mount of Dexcom’s G6. On March 22, 2024, a jury returned a mixed verdict. The jury found that Dexcom infringes one patent, that Dexcom did not infringe a second patent, and that Dexcom also did not infringe a third patent, which the jury also found invalid. The jury found that any infringement was not willful. It could not reach unanimity as to a fourth patent. No determination of damages was made or awarded. Dexcom has challenged the sole finding of infringement and continues to defend itself vigorously.
Commencing in January 2024, patent infringement hearings between Abbott and Dexcom were scheduled to take place in Germany wherein each sought damages and injunctive relief against the other. All but one of Abbott’s offensive hearings were either stayed or cancelled entirely due to parallel invalidity proceedings and nullity decisions. After a February 28, 2024 hearing in Munich wherein Abbott asserted patent infringement claims against Dexcom, Dexcom received a favorable non-infringement decision. On July 24, 2024, Dexcom received a decision from the Munich court related to the July 3, 2024 hearing, staying our offensive infringement proceedings pending the outcome of an opposition proceeding. On July 31, 2024, Dexcom received a decision from the Munich courts related to hearings in April 2024, dismissing our claims for infringement. Dexcom and Abbott each await a decision from the Munich court on infringement proceedings which took place in September 2024.
Due to uncertainty surrounding patent litigation procedures initiated by Dexcom and Abbott throughout multiple jurisdictions, we are unable to reasonably estimate the ultimate outcome of any of the litigation matters at this time. We intend to protect our intellectual property and defend against Abbott’s claims vigorously in all of these actions.
Securities Class Action Litigation
On August 21, 2024, a putative class action complaint was filed against us and certain of our executive officers in the United States District Court for the Southern District of California (captioned Alonzo v. DexCom, Inc., Case No. 24-cv-1485) alleging violations of the Securities Exchange Act for allegedly making false and misleading statements between January 8, 2024 and July 25, 2024 with respect to our expected revenue for fiscal 2024 and ability to capitalize on our growth potential. The complaint seeks unspecified compensatory damages and attorney’s fees and costs. On October 3, 2024, the court granted the parties joint motion to defer our deadline to respond to the complaint until after appointment of lead plaintiff.
On October 8, 2024, a second, substantially similar, putative class action complaint was filed against us and certain of our officers in the United States District Court for the Southern District of California (captioned Oakland County Employees’ Retirement System v. DexCom, Inc., Case No. 24-cv-1804), alleging violations of the Securities Exchange Act for allegedly making false and misleading statements between April 28, 2023 and July 25, 2024. On October 9, 2024, a third, substantially similar, putative class action complaint was filed against us and certain of our officers in the United States District Court for the Southern District of California (captioned Carnes v. DexCom, Inc., Case No. 24-cv-1809).
Derivative Actions
On September 13, 2024, a putative stockholder filed a derivative lawsuit against us and certain of our current and former executive officers and directors in the United States District Court for the Southern District of California (captioned Silva v. Sayer, et al., Case No. 24-cv-1645). On October 7, 2024, another putative stockholder filed a second derivative lawsuit against us and certain of our current and former executive officers and directors in the United States District Court for the Southern District of California (captioned Malone v. Sayer, et al., Case No. 24-cv-1799). The derivative complaints allege factual allegations largely tracking allegations made in the Securities Class Action Litigation and seek, among other things, damages and restitution to be paid to the Company by the individual defendants, punitive damages, and attorney’s fees and costs. On October 16, 2024, the parties filed a joint motion to consolidate the two derivative actions and stay the consolidated action until (i) the dismissal of the Securities Class Action, with prejudice, and exhaustion of all appeals related thereto; or (ii) the denial of any motion to dismiss the Securities Class Action in whole or in part.
We intend to vigorously defend against such claims; however, we cannot be certain of the outcome of our ongoing proceedings and, if determined adversely to us, our business and financial condition may be adversely affected.
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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides information regarding repurchases of our shares of common stock during the three months ended September 30, 2024:

Period	Total number of shares purchased(2)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced program(2)	Maximum dollar value of shares that may yet be purchased under the program (in millions)(2)
7/01/2024 - 7/31/2024	2,674,792	$69.43	2,674,792	$564.3
8/01/2024 - 8/31/2024	7,756,404	$72.75	7,756,404	$—
9/01/2024 - 9/30/2024	—	$—	—	$—

(1) Average price paid per share includes broker commissions.
(2) On July 25, 2024, we announced that our Board of Directors authorized and approved a share repurchase program of up to $750.0 million of our outstanding common stock, with a repurchase period ending no later than June 30, 2025.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
None.

ITEM 5 - OTHER INFORMATION
Trading Plans
During the three months ended September 30, 2024, the following Section 16 officers and directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act) intended to satisfy the affirmative defense of Rule 10b5-1(c):

Name	Title	Action	Action Date	Aggregate Number of Shares to be Sold	Expiration Date(1)
Jereme M. Sylvain	Executive Vice President, Chief Financial Officer	Termination(2)	8/6/2024	6,863(3)	11/21/2024
Jereme M. Sylvain	Executive Vice President, Chief Financial Officer	Adoption(2)	8/6/2024	10,500	8/6/2025

(1) Each trading arrangement permitted or permits transactions through and including the date listed in the table.
(2) Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan originally adopted on November 21, 2023 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), as then in effect, under the Exchange Act.

(3) As of the date of termination, 3,363 shares of our common stock had been sold under the plan.

Each of the Rule 10b5-1 trading arrangements disclosed in the above table was made in accordance with our insider trading policy. Transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.
No Section 16 officers or directors adopted, modified, or terminated a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act) during the three months ended September 30, 2024.
Amendment to Bylaws
On and effective as of October 22, 2024, our Board of Directors (the “Board”) approved an amendment and restatement of our bylaws (the “Amended and Restated Bylaws”), to, among other things:
•Revise the notice deadline for the submission of proposals or nominations under our advance notice bylaw to provide that such notices must generally be received no earlier than 120 days and no later than 90 days prior to the anniversary of the prior year’s annual meeting;
•Address the effectiveness of Rule 14a-19 under the Securities Exchange Act of 1934, as amended (i.e., federal proxy rules regarding the use of “universal” proxy cards in contested director elections), including by requiring that any nominating stockholder represent and provide evidence that such stockholder is soliciting the holders of shares representing at least 67% of the voting power of the company;
•Require that a stockholder directly or indirectly soliciting proxies from other stockholders use a proxy card color other than white, which is to be reserved for exclusive use by the Board; and
•Update the procedural mechanics and disclosure requirements relating to director nominations submitted by stockholders, including by:
◦enhancing the disclosure requirements in connection with director nominations by stockholders to include (i) additional information regarding the stockholder making the director nomination(s), their affiliates and the director nominee(s), and (ii) a requirement that such information is to be updated as of the record date for the applicable meeting;
◦requiring any notice of director nomination be accompanied by written questionnaires required of our directors completed and signed by any proposed director nominee(s); and
◦limiting the number of nominees a stockholder may nominate for election at a meeting to the number of directors to be elected at such meeting.
Additional amendments were made to align the Amended and Restated Bylaws more closely with the Delaware General Corporation Law, provide us more flexibility to conduct virtual stockholder meetings and to implement clarifying, conforming, technical or ministerial changes.
In light of the change to the notice deadline under our advance notice bylaw described above, stockholders wishing to present nominations for director or proposals for consideration at the 2025 annual meeting of stockholders under these provisions of our bylaws must submit their nominations or proposals in writing so that they are delivered to our Chief Legal Officer at our principal executive offices not earlier than January 22, 2025, and not later than February 21, 2025.
The foregoing description of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is included as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Retirement of Chief Commercial Officer
On October 24, 2024, we announced that Teri Lawver, Dexcom’s EVP, Chief Commercial Officer, will step down from her position and transition to the role of Special Advisor to the Chief Executive Officer of Dexcom effective November 7, 2024, and that her employment with Dexcom will end effective December 31, 2024 (the “Separation Date”). Ms. Lawver has agreed to provide transitional consulting services to Dexcom from the Separation Date through March 31, 2025 (such period, the “Consulting Period”) pursuant to a consulting agreement by and between Dexcom and Ms. Lawver, dated October 21, 2024 (the “Consulting Agreement”).
Subject to Ms. Lawver’s execution and non-revocation of a general release of claims against Dexcom and her compliance with certain covenants set forth in a separation agreement by and between Dexcom and Ms. Lawver, dated October 22, 2024 (the “Separation Agreement”), Ms. Lawver will receive cash severance equivalent to seven months of her current base salary, payable following the conclusion of the Consulting Period.
In consideration of Ms. Lawver providing consulting services to Dexcom, (i) Ms. Lawver will receive fees equivalent to her current monthly base salary for each month during the Consulting Period, and (ii) Ms. Lawver’s equity awards outstanding as of the Separation Date will continue to vest pursuant to their existing terms during the Consulting Period.
Ms. Lawver has waived her rights to any benefits under our Amended and Restated Severance and Change in Control Plan.
The foregoing descriptions of the Separation Agreement and the Consulting Agreement are not complete and are qualified in their entirety by reference to the full text of the Separation Agreement and the Consulting Agreement, which will be filed as exhibits to Dexcom’s Annual Report on Form 10-K for the year ending December 31, 2024.

ITEM 6 - EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

3.1	Amended and Restated Bylaws of DexCom, Inc.	—	—	—	—	X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

32.02**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 is formatted in Inline XBRL					X

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

DEXCOM, INC. (Registrant)

Dated:	October 24, 2024	By:	/s/ KEVIN R. SAYER
Kevin R. Sayer, Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Dated:	October 24, 2024	By:	/s/ JEREME M. SYLVAIN
Jereme M. Sylvain, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)