Form 10-K
period 2024-12-31
DEXCOM INC
filed 2025-02-18
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $45.3 billion based on the closing sales price of $113.38 per share as reported on the Nasdaq Global Select Market on that date. Shares held by persons who may be deemed affiliates have been excluded. This determination of affiliate status with respect to the foregoing calculation is not a determination for other purposes.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 6, 2025
Common stock, $0.001 par value per share	390,772,018

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III, Items 10 through 14 of this Annual Report on Form 10-K, as specified in the responses to those item numbers, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

DexCom, Inc.
Table of Contents

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Except for historical financial information contained herein, the matters discussed in this Annual Report on Form 10-K may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements include declarations regarding our operations, financial condition and prospects, and business strategies, and are based on management’s intent, beliefs, expectations, and assumptions as of the date of this report. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties and other factors, some of which are beyond our control. Actual results could differ materially from those indicated or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to: (i) that the information is of a preliminary nature and may be subject to further adjustment; (ii) those risks and uncertainties identified under “Risk Factors”; and (iii) the other risks detailed from time-to-time in our other reports and registration statements filed with the Securities and Exchange Commission, or the SEC. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.

Available Information
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
We announce material information to the public about us, our products, and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, presentations, webcasts, and our investor relations website in order to achieve broad, non-exclusionary distribution of information to the public and to comply with our disclosure obligations under Regulation FD. We also routinely post important information for investors on our website noted above, and we may use this website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investor Relations portion of our website noted above. Also available on our website are printable versions of our Audit Committee charter, Compensation Committee charter, Nominating and Governance Committee charter, Technology Committee charter, Corporate Governance Principles for the Board of Directors, and Code of Conduct and Business Ethics. Stockholders may request copies of these documents by mail or telephone, at the address or phone number provided above. Except as expressly set forth in this Annual Report on Form 10-K, the contents of our website and/or our investor relations website are not incorporated by reference into, or otherwise to be regarded as part of, this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website and/or our investor relations website are intended to be inactive textual references only.
The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and review the information disclosed through such channels.
“Dexcom”, “Dexcom Clarity”, and “Dexcom One”, and other trademarks of ours appearing in this report are our property. Other service marks, trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

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
•If we are unable to establish and maintain adequate sales, marketing and distribution capabilities and/or enter into and maintain arrangements with third parties to sell, market and distribute our products, we may have difficulty achieving market awareness and selling our products in the future.
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
•Sustainability (including environmental, social and governance) regulations, policies and provisions could expose us to numerous risks.

PART I

ITEM 1 - BUSINESS

Overview
We are a medical device company primarily focused on the design, development and commercialization of continuous glucose monitoring, or CGM, systems for the management of diabetes and metabolic health by patients, caregivers, and clinicians around the world.
We received approval from the Food and Drug Administration, or FDA, and commercialized our first product in 2006. We launched our latest generation systems, the Dexcom G6 integrated Continuous Glucose Monitoring System, or G6, in 2018, and we launched the Dexcom G7, or G7, in 2023. In August 2024, we launched Stelo, our new biosensor designed for adults with prediabetes and Type 2 diabetes who do not use insulin, as the first over-the-counter glucose biosensor in the U.S.
Unless the context requires otherwise, the terms “we,” “us,” “our,” the “company,” or “Dexcom” refer to DexCom, Inc. and its subsidiaries.
Products
Dexcom G7
In March 2022, we obtained Conformité Européenne Marking, or CE Mark, approval for G7. In December 2022, we obtained marketing authorization from the FDA for the G7 via the 510(k) review process. Like the G6, the G7 is an integrated continuous glucose monitoring system, or iCGM, and is classified as a Class II device by the FDA, and is subject to special controls. The glucose value algorithm, ability to communicate with approved display and mobile devices, and compatibility with Dexcom Clarity, our cloud-based reporting software, are all substantially equivalent in technical performance and capability to the G6. In the United States, the G7 is covered by Medicare and Medicaid in the majority of states and by commercial insurers, subject to satisfaction of certain eligibility and coverage criteria for individuals with both Type 1 and Type 2 diabetes.
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

The G7 also has a number of new or improved features compared to our prior generation devices:
•An even more discreet and low profile. A redesigned transmitter makes for an all-in-one wearable, combining our sensor and transmitter that is 60% smaller than the G6, making it even more comfortable and easier to wear under clothing.
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
Dexcom G6
In March 2018, we obtained marketing authorization from the FDA for the G6 via the de novo process. The G6 was the first type of CGM system permitted by the FDA to be used as part of an integrated system with other compatible medical devices and electronic interfaces, which may include automated insulin delivery systems, insulin pumps, blood glucose meters or other electronic devices used for diabetes management. G6 and substantially equivalent devices of this generic type that may later receive marketing authorization are referred to as integrated continuous glucose monitoring systems, or iCGMs, and have been classified as Class II devices by the FDA. Along with this classification, the FDA established criteria, called special controls, which outline requirements for assuring CGM accuracy, reliability and clinical relevance, and which also describe the type of studies and data required to demonstrate acceptable CGM performance. The G6 is designed to automatically transfer data from the transmitter to the Dexcom receiver device as well as allow our transmitter to run an algorithm to generate a glucose value and to communicate directly to a patient’s compatible mobile device, including iPhone®, iPod touch®, iPad®, and certain Android® mobile devices. A patient’s glucose data can also be displayed on wearable devices, like the Apple Watch® and Wear OS by Google devices. The G6 transmitter has a labeled useful life of three months. Data from the G6 can be integrated with Dexcom Clarity, our cloud-based reporting software, for personalized, easy-to-understand analysis of trends that may improve diabetes management. In the United States, the G6 is covered by Medicare and Medicaid in the majority of states and by commercial insurers, subject to satisfaction of certain eligibility and coverage criteria for individuals with both Type 1 and Type 2 diabetes.
In June 2018, we received CE Mark approval for the G6, which allows us to market the system in the European Union and the countries in Asia and Latin America that recognize the CE Mark, as well as New Zealand, though certain countries may require compliance with certain local administrative requirements and/or additional marketing authorizations (for example, the inclusion of medical devices on the Australian Register of Therapeutic Goods in Australia).
In October 2019, we also received marketing authorization from the FDA for the Dexcom G6 Pro, or G6 Pro, which allows healthcare professionals to purchase the G6 for use by their patients. The G6 Pro has many of same features as the G6 and is intended for healthcare professionals to use with their patients ages two years and up. The G6 Pro may be used in a blinded or unblinded mode for up to 10 days.
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
Dexcom ONE
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
Stelo
In August 2024, we launched Stelo, our new biosensor designed for adults with prediabetes and Type 2 diabetes who do not use insulin, as the first over-the-counter glucose biosensor in the U.S.
Dexcom Share
The Dexcom Share remote monitoring system, offered for use with any current Dexcom system, uses an app on the patient’s compatible iPhone, iPod touch, iPad or Android mobile device to securely and wirelessly transmit glucose information to the cloud and then to apps on the mobile devices of up to ten designated recipients, or “followers,” who can remotely monitor a patient’s glucose information and receive alert notifications anywhere they have a wireless connection. A patient’s glucose data can also be displayed on a patient’s or follower’s wearable device, such as the Apple Watch and Wear OS by Google devices, when used in conjunction with the patient’s or follower’s compatible iPhone or Android mobile device.
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
In consideration of Verily’s performance of its obligations under the joint development plan of the Restated Collaboration Agreement, the licenses granted to us and the amendment of the original agreement, we made upfront, incentive, and the product regulatory approval payments, and payments for contingent sales-based milestones upon the achievement of certain revenue targets. See Note 2 “Development and Other Agreements” to the consolidated financial statements in Part II, Item 8 of this Annual Report and Exhibit 10.13 of this Annual Report on Form 10-K for a further description of the Restated Collaboration Agreement, including the number of shares of stock for milestone payments.

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
The International Diabetes Federation, or IDF, estimates that in 2021, 537 million adults (aged 20-79) around the world had diabetes. IDF estimates that by 2045, the worldwide incidence of people suffering from diabetes will reach 783 million. According to the Centers for Disease Control and Prevention, or CDC, in its National Diabetes Statistics Report, 2024, or the 2024 CDC Report, crude estimates for the prevalence of diabetes in the United States as of 2021 include 38.4 million people with diabetes, of which 29.7 million people have diagnosed diabetes.
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

Type 1 Diabetes
According to the 2024 CDC Report, as of 2021 there were an estimated 2.0 million adults and youth with diagnosed Type 1 diabetes in the United States. Type 1 diabetes is an autoimmune disorder that usually develops during childhood and is characterized by an absence of insulin, resulting from destruction of the insulin producing cells of the pancreas. Individuals with Type 1 diabetes must rely on frequent insulin injections in order to regulate and maintain blood glucose levels.
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
Our Strategy
Our objective is to remain a leading provider of glucose biosensors and related products to enable people with diabetes and those seeking to optimize metabolic health to more effectively and conveniently manage their glucose levels. We are also developing and commercializing products that integrate our CGM technologies into the insulin delivery systems or data platforms of our respective partners. In addition, we continue to pursue development partnerships with other insulin delivery companies, including automated insulin delivery systems, as well as other players in the disease management sector. We are focusing on the following business strategies as we pursue these objectives:

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
We continue to pursue and support development partnerships with insulin pump companies and companies or institutions developing insulin delivery systems, including automated insulin delivery systems. With the introduction of Stelo, we are also pursuing and supporting development partnerships with consumer technology product companies that seek to provide metabolic health insights to their customers.
We are also exploring how to extend our offerings to other opportunities, including for people with pre-diabetes, people who are obese, people who are pregnant, and people in the hospital setting. Eventually, we may apply our technological expertise to products beyond glucose monitoring.

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
We use a variety of marketing tools to drive adoption, ensure continued use and establish brand loyalty for our CGM systems by:
•creating awareness of the benefits of continuous glucose monitoring and the advantages of our technology with endocrinologists, physicians, diabetes educators, people with diabetes and those seeking to optimize metabolic health;
•providing strong and simple educational and training programs to healthcare providers and people with diabetes to ensure easy, safe and effective use of our systems; and
•maintaining a readily accessible telephone and web-based technical and customer support infrastructure, which includes clinicians, diabetes educators and reimbursement specialists, to help referring physicians, diabetes educators, people with diabetes and those seeking to optimize metabolic health as necessary.
Direct-to-consumer (DTC) marketing is one of our key initiatives to increase awareness of our CGM systems and drive new leads for people with diabetes and those seeking to optimize metabolic health to our website. In jurisdictions where DTC marketing is permitted, we currently focus on reaching people with Type 1 and people with Type 2 diabetes who use insulin. We advertise on television, in print, digital and video media, CRM, offer sponsorships, host or participate in diabetes related events, conduct public relations and maintain a brand ambassador program.
We typically experience seasonality, with lower sales in the first quarter of each year compared to the immediately preceding fourth quarter. This seasonal sales pattern relates to U.S. annual insurance deductible resets and unfunded flexible spending accounts.

Competition
The market for glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In selling our current CGM systems, we compete directly with the Diabetes Care division of Abbott Laboratories; Medtronic plc’s Diabetes Group; Roche Diabetes Care, a division of Roche Diagnostics; privately-held LifeScan, Inc.; and Ascensia Diabetes Care, each of which manufactures and markets products for the single-point finger stick device market. Collectively with us, these companies currently account for the majority of the worldwide sales of self-monitored glucose testing systems.
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
•brand awareness and strong acceptance by healthcare professionals, people with diabetes and those seeking to optimize metabolic health;
•customer service and support and comprehensive education for people with diabetes, diabetes care providers and those seeking to optimize metabolic health;
•speed of product innovation and time to market;
•regulatory expertise; and
•technological leadership and superiority.
For additional information on competition, please see our Risk Factor entitled “We operate in a highly competitive market and face competition from large, well-established companies with significant resources, and, as a result, we may not be able to compete effectively.”

Manufacturing
We currently manufacture our products at our headquarters in San Diego, California and at our manufacturing facilities in Mesa, Arizona and Penang, Malaysia, where we collectively have approximately 80,600 square feet of laboratory space and approximately 159,600 square feet of controlled environment rooms. We are currently building out a new manufacturing facility in Athenry, Ireland. We anticipate that the new facility will add substantial manufacturing capacity.
There are technical challenges to increasing manufacturing capacity, finding or enhancing new manufacturing facilities capable of meeting regulatory requirements, government licensure of manufacturing facilities, equipment design and automation, material procurement, problems with production yields, and quality control and assurance. While we have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput, we cannot guarantee that we will be able to produce an adequate supply of product to support our commercialization efforts.
We have recently experienced manufacturing and inventory challenges for G7 that have resulted, and may continue to result from time to time, in disruptions in our ability to supply certain markets, including in the U.S. and other countries. While we are currently working to remedy such challenges, we cannot predict when such manufacturing and inventory challenges will be remedied. If we fail to produce a sufficient amount of our products, our ability to supply our markets will be compromised and health care providers and people with diabetes’ decisions to use our products may be negatively impacted. This could lead to loss of sales of and revenues from our products, could potentially decrease our market share, and/or our business, financial condition, results of operations and growth prospects could be materially adversely affected. See the section of the Risk Factors entitled “Risks Related to Manufacturing, Commercial Operations and Commercialization.”
Additionally, the production of our continuous glucose monitoring systems must occur in a highly controlled and clean environment to minimize particles and other yield-limiting and quality-limiting contaminants. Developing and maintaining commercial-scale manufacturing facilities has and will continue to require the investment of substantial additional funds and the hiring and retention of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience.
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
We purchase certain components and materials used in manufacturing from single sources due to quality considerations, costs or constraints resulting from regulatory or other requirements. As of December 31, 2024, those single sources include suppliers of application-specific integrated circuits used in our transmitters, seals used for the applicator and certain polymers used to synthesize polymeric membranes for our sensors. For additional information, please see our Risk Factor entitled “We depend upon third-party suppliers and outsource to other parties, making us vulnerable to supply disruptions, suboptimal quality, non-compliance and/or price fluctuations, which could harm our business.”

Third-Party Coverage and Reimbursement
As a medical device company, coverage and reimbursement from Medicare, Medicaid or other governmental healthcare programs or systems and private third-party healthcare payors is an important element of our success. Medicare covers the CGM system, which includes supplies necessary for the use of the device, under the Durable Medical Equipment, or DME, benefit category. Previously, Medicare coverage for CGM was only available to Medicare patients who take at least three doses of insulin a day, limiting CGM reimbursement for Medicare beneficiaries with intensive Type 1 and 2 diabetes. The Local Coverage Determination, or LCD, that the Centers for Medicare & Medicaid Services (CMS) released in April 2023 extends Medicare CGM coverage to all patients using insulin. Further, the LCD also allows coverage for patients not taking insulin if the patient has a history of problematic hypoglycemia. We also have coverage under certain international markets and Medicaid coverage in approximately 47 states.
As of December 31, 2024, the eight largest private third-party payors in the United States, in terms of the number of covered lives, have issued coverage policies for the category of continuous glucose monitoring devices. In addition, we have negotiated contracted rates with all of those third-party payors for the purchase of our current CGM systems by their members. We have personnel with reimbursement expertise to assist customers in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have continued our efforts to create and liberalize coverage policies with third-party payors, including obtaining reimbursement for our products under pharmacy benefits and for more people with diabetes.
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
Our patent portfolio includes numerous issued and pending patent applications in the U.S. and other parts of the world, which, in the aggregate, we believe to be of material importance in the operation of our business. U.S. patents, as well as most foreign patents, are generally effective for 20 years from the date the earliest application was filed. In some cases, the patent term may be extended. Our issued patents as of December 31, 2024 are set to expire over a range of years, from 2025 with respect to some of our earlier patents, to 2043, subject to any extensions. We also have various registered U.S. trademarks, registered European Community trademarks, and many other trademark registrations and pending trademark applications around other parts of the world. In addition, we have entered into exclusive and non-exclusive licenses in the ordinary course of business relating to a wide array of technologies or other intellectual property rights or assets.
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

Sustainability
We believe that taking into account the interests of our various stakeholders – including patients, caregivers, those seeking to optimize metabolic health, employees, investors, and our communities – enables us to operate in a sustainable manner, supports the success of our business and drives long-term value. We do this by holding true to our core values: Listen, Think Big, Be Dependable, and Serve with Integrity.
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
The Nominating and Governance Committee of the Board of Directors oversees and reviews Dexcom’s policies and programs concerning corporate social responsibility and Dexcom’s participation and visibility as a global corporate citizen. In addition, the Nominating and Governance Committee oversees and reviews our sustainability performance and the assessment and management of environmental, sustainability and governance risks affecting our business. Our management-level Corporate Sustainability Steering Committee, which is comprised of the functional leads from our Commercial, Operations, Human Capital, Finance and Legal departments, is responsible for, among other things, setting the strategy with respect to sustainability to align with Dexcom’s mission and long-

term strategy, taking into consideration environmental, social and economic dimensions (subject to direction from the Chief Executive Officer and oversight of the Nominating and Governance Committee), establishing programs, policies and practices to integrate sustainability into Dexcom’s strategy, and assisting the Nominating and Governance Committee in fulfilling its oversight responsibilities with respect to Dexcom’s performance and behavior for sustainability matters. The Corporate Sustainability Steering Committee reports to our Chief Executive Officer and provides periodic updates regarding our corporate sustainability programs, policies and practices to the Nominating and Governance Committee.
Our Sustainability Report is available at https://investors.dexcom.com/governance/governance-documents, which is provided for reference only and is not incorporated by reference into this Annual Report on Form 10-K.

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
In addition to our CGM devices, we have a Class I data management service which we market to clinics. This service helps healthcare providers and patients see, understand and use blood glucose meter data to diagnose and manage diabetes. The service also allows researchers to control the transfer of data from certain diabetes devices to research tools and databases according to their own research workflows.
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
Federal Civil False Claims Act. The federal Civil False Claims Act prohibits, among other things, knowingly presenting, or causing to be presented a false claim or the knowing use of false statements or records to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it may be subject to repayment of three times the actual damages sustained by the government, plus significant mandatory civil penalties for each separate false claim. Suits filed under the False Claims Act can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. These whistleblower-initiated False Claims Act cases are commonly referred to as “qui tam” actions. False Claims Act cases may also be initiated by the U.S. Department of Justice or any of its local U.S. Attorneys’ Offices. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, even before the validity of the claim is established and even if the government decides not to intervene in the lawsuit. Healthcare companies may decide to agree to large settlements with the government and/or whistleblowers to avoid the cost, distraction and negative publicity associated with litigation. Federal enforcement agencies also have shown increased interest in pharmaceutical and medical device companies’ product promotion, health care professional engagements, and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, the Affordable Care Act amended federal law to provide that the government may assert that a claim for items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Criminal prosecution is also possible under the Criminal False Claims Act for knowingly making or presenting a false or fictitious or fraudulent claim to the federal government.
Federal Physician Self-Referral Law. The Federal Physician Self-Referral Law, also referred to as the Stark Law, prohibits a physician (or an immediate family member of a physician) who has a financial relationship with an entity from referring patients to that entity for certain designated health services, including durable medical equipment such as the CGM receiver and supplies, payable by Medicare, unless an exception applies. The Stark Law also prohibits such an entity from presenting or causing to be presented a claim to the Medicare program for such designated health services provided pursuant to a prohibited referral, and provides that certain collections related to any such claims must be refunded in a timely manner. Exceptions to the Stark Law include, among other things, exceptions for certain financial relationships, including both ownership and compensation arrangements. The Stark Law is a strict liability statute, therefore, to the extent that the statute is implicated and an exception does not apply, the statute is violated. Violations of the Stark Law must be reported and payment for improper referrals returned to Medicare in order to avoid potential liability under the federal False Claims Act for avoiding a known obligation to return identified overpayments. In the fall of 2020, we transitioned our Medicare business to distributors and we no longer bill Medicare directly for DME and related supplies. In doing so, we have limited our exposure under the Stark Law. In addition to the Stark Law, many states have implemented similar physician self-referral prohibitions that may extend to Medicaid, third party payors, and/or self-pay patients, and may be applicable to our relationships with physicians and other health care providers.
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
HIPAA and Other U.S. Privacy Laws and Regulations. Numerous federal and state laws, rules and regulations govern the collection, dissemination, use, privacy, security and confidentiality of personal information. HIPAA, in addition to the criminal powers above, extensively regulates the use and disclosure of individually identifiable health information, through the Privacy, Security, and Breach Notification Rules. HIPAA requires covered entities, including health plans and most health care providers, to implement administrative, physical and technical safeguards to protect the privacy and security of covered information (known as “protected health information”) and sets limits and conditions on the uses and disclosures that may be made of such protected health information. HIPAA’s Security Rule and certain provisions of the HIPAA Privacy Rule and Breach Notification Rule apply to business associates of covered entities (i.e., entities that provide services to covered entities that may require access and use of protected health information on behalf of covered entities), and business associates are subject to direct liability for violation of these rules. In addition, a covered entity may be subject to criminal and civil penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. Covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay and notification must also be made to the U.S. Department of Health & Human Services, Office for Civil Rights (OCR) and, in certain situations involving large breaches, to the media. The OCR enforces the HIPAA Rules and performs compliance audits and investigations. In addition to enforcement by OCR, HIPAA authorizes state attorneys general to bring civil actions seeking either injunction or damages in response to HIPAA violations that impact state residents.
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
Further, certain states have proposed or enacted legislation that will create new data privacy and security obligations for certain entities. These laws include, for example, the California Consumer Privacy Act, or CCPA, which came into effect January 1, 2020 and was amended and expanded by the California Privacy Rights Act, or CPRA, which came into effect on January 1, 2023; the Virginia Consumer Data Protection Act, effective as of January 1, 2023; the Colorado Privacy Act and the Connecticut Data Privacy Act, both effective as of July 1, 2023; the Utah Consumer Privacy Act, effective as of December 31, 2023; the Washington My Health My Data Act and Nevada Senate Bill 370, both effective as of March 31, 2024; the Oregon Consumer Privacy Act, the Texas Data Privacy and Security Act, and the Florida Digital Bill of Rights, all effective as of July 1, 2024; the Montana Consumer Data Privacy Act, effective as of October 1, 2024; the Delaware Personal Data Privacy Act, the Nebraska Data Privacy Act, the New Hampshire Data Privacy Act, and the Iowa Act Relating to Consumer Data Protection, effective as of January 1, 2025; the Tennessee Information Protection Act, effective as of July 1, 2025; and the Indiana Consumer Data Protection Act, effective as of January 1, 2026. Several other states have enacted, or are proposing to enact, their own comprehensive privacy laws. Among other things, these state-specific laws create new data privacy obligations for covered companies and provide new privacy rights to state residents, including the right to opt out of certain disclosures of their information. A particular focus of legislatures appears to be consumer health data which is not subject to HIPAA, as evidenced by passage of the Washington My Health My Data Act and Nevada Senate Bill 370. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach, and other laws, such as the Telephone Consumer Privacy Act and the Washington My Health My Data Act, also have private rights of action for violations. Regulations implementing the California and Colorado laws have been published, but many questions remain as to how all of the new statutes will be interpreted and enforced. The effects of state data protection laws are significant and have required us to modify our data processing practices. They may also cause us to incur substantial costs and expenses to ensure ongoing compliance, particularly given our base of operations in California. Various U.S. state laws and regulations may also require us to notify affected individuals and state agencies in the event of a data breach involving individually identifiable information.

In addition to the laws discussed above, we may see more stringent state and federal privacy legislation passed, as the increased cyber-attacks during recent international conflicts have once again put a spotlight on data privacy and security in the U.S. and other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations.
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
Physician Payment Sunshine Act. Pursuant to the Patient Protection and Affordable Care Act that was signed into law in March 2010, the federal government enacted the Physician Payment Sunshine Act. As a manufacturer of U.S. FDA‑regulated devices reimbursable by federal healthcare programs, we are subject to this law, which requires us to track and annually report certain direct or indirect payments and other transfers of value we make to certain U.S.-licensed health care practitioners and U.S. teaching hospitals. We are also required to report certain ownership or investment interests held by physicians and their immediate family members. In 2018, the law was amended to require tracking and reporting of payments and transfers of value provided to health care practitioners besides physicians, including physician assistants, nurse practitioners, and other mid-level practitioners. These expanded reporting requirements took effect in 2022 for payments and transfers of value made to these additional practitioner-types in 2021. CMS has the potential to impose penalties of up to $1,406,728 per year (adjusted annually) for violations of the Physician Payment Sunshine Act, depending on the circumstances, and reported payments also have the potential to draw scrutiny to our relationships with health care practitioners and academic medical institutions, which may have implications under the Anti-Kickback Statute and other healthcare laws. CMS has the right to audit reporting entities for compliance. CMS began its first audits in fiscal year 2023.
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
International Regulation
International sales of medical devices are subject to international government regulations, which may vary substantially from country to country. The time required to obtain approval in an international country may be longer or shorter than that required for FDA approval, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, United States, Canada and various other industrialized countries.
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
Certain governments around the world are also adopting laws and regulations pertaining to mandatory corporate sustainability reporting. For example, the European Union has adopted the Corporate Sustainability Reporting Directive (CSRD) that will require us to disclose certain social, governance and environmental information and data.
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

Human Capital
We aim to foster an inclusive and engaging culture that values each person’s unique skill set and to continue to attract – and retain – top talent throughout the organization. 2024 represented a year of continued growth across Dexcom; our employee population grew both by number and global footprint. Our consistent support of hybrid work provides access to a broader talent pool. As of December 31, 2024, we have approximately 10,300 employees around the globe, including 10,200 full-time employees.

Country	Female	Male	Grand Total	Ethnically Diverse (US Only)*
United States	2,400	2,900	5,300	3,100
International	2,700	2,300	5,000	N/A
Grand Total**	5,100	5,200	10,300	3,100
*All diversity data is self-reported. We capture ethnic diversity data in the United States only, comprised of the following categories: Black or African American, Hispanic or Latino, Asian, American Indian/Alaskan Native, Native Hawaiian or Other Pacific Islander, Two or More Races.
**Includes full time and part time employees.
The human capital measures and objectives that we focus on include equity and inclusion; communications and engagement; health, safety and wellness; total rewards and pay equity; and talent growth and development.
Equity and Inclusion
Our journey to create a more equitable and inclusive workplace continues. As Dexcom continues to grow and scale, we believe our initiatives have been critical not only for company culture but also for the growing diversity of patients our products will benefit across the globe.
Our human resources team, Employee Resource Group sponsors (ERG), and senior leaders work together to advance the broader equity strategy across the organization. We are proud to support our ERGs; their employee-led activities and initiatives foster a sense of belonging throughout all our global locations. We integrate equity and inclusion into talent conversations, especially at senior levels, making our processes fairer for all Dexcom employees.
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
In 2024, we continued our proactive year-end global market adjustment process intended to ensure we maintain pay equity between active employees and potential new external hires. Through this process, employees who meet predefined criteria may be eligible for an additional adjustment in base salary if they have fallen below Dexcom’s determined minimum. We believe by continuing to ensure equitable pay between existing and new hires, we will be better positioned to retain valued employees.
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
We have experienced, and anticipate that we will continue to experience, decreasing prices for our products due to pricing pressure from managed care organizations and other third-party payors.
In the United States and other countries, government and private sector access to health care products continues to be a subject of focus, and efforts to reduce health care costs are being made by third-party payors. Most of our customers rely on third-party payors, including government programs and private health insurance plans, to cover the cost of the G6, G7 and Dexcom One. We expect that these continuing cost reduction and containment measures could result in lower prices for these products and lower reimbursement rates, as well as could lead to patients being unable to obtain approval for coverage or payment from these third-party payors resulting in costs being shifted to patients for these products.
To the extent these cost containment efforts are not offset by greater patient access to our products, our revenue may be reduced and our business may be harmed.
In addition to decreased pricing, we may be unable to reduce our expenses, including the cost of sourcing materials, logistics and the cost to manufacture our products. If the prices for our products decrease and/or if we are unable to offset the effects of general inflation on our operating costs through increases in the prices for our products, our business, results of operations, financial condition and cash flows will be adversely affected.
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
As of December 31, 2024, the eight largest private third-party payors in the United States, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. In addition, we have negotiated contracted rates with all of those third-party payors for the purchase of the G6 and G7 systems by their members. Nevertheless, coverage and reimbursement-related barriers remain. Among other things, people with diabetes without insurance that covers our products bear the entire financial cost of using our products. In addition, in the United States, existing single-point finger stick devices used by people with diabetes are generally reimbursable for all or part of the product cost by Medicare or other third-party payors, which may be perceived as more advantageous for consumers. Further, while many third-party payors have adopted some form of coverage policy on CGM devices, in a sizeable percentage of cases, under durable medical equipment benefits, those coverage policies frequently are restrictive and require significant medical documentation and other requirements in order to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. Moreover, it is not uncommon for governmental, including federal and/or state, agencies and their contractors to conduct periodic routine billing and compliance reviews that may entail extensive documentation requests, cooperation with which may require significant time and resources, and may result in identification of overpayments that may need to be refunded. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them.
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
Nevertheless, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new and existing medical devices, and, as a result, they may be restrictive, or they may not cover or provide adequate payment for our products. In order to obtain additional reimbursement arrangements, including under pharmacy benefits, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as leveraging increased competition, increasing eligibility requirements such as second opinions and other documentation, purchasing in a bundle, or redesigning benefits. In December 2021, CMS published a final rule expanding the classification of DME under Medicare Parts B & C to include adjunctive CGMs (i.e., CGMs that do not replace standard blood glucose monitors for treatment decisions) and related supplies. This final rule expanded coverage of CGMs to include competing devices, which may continue to have a negative impact on our sales as a result of increased market competition.
In addition, 2025 will bring a new presidential administration, which may shift health policy priorities, including potential impacts on Medicare coverage and reimbursement. We are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our dependence on the commercial success of our current CGM systems makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for our current CGM systems or any future products we may develop, people without coverage who have diabetes may not use our products. Furthermore, payors are increasingly basing reimbursement rates on factors such as prior approvals and the effectiveness of the product, clinical outcomes associated with the product, and any factors that negatively impact the effectiveness or clinical outcomes (or cause a perception of any such negative impact), such as the results of a clinical trial, a product defect, or a product recall, which could negatively impact the reimbursement rate. Also, the trends toward managed healthcare in the United States, which we expect to continue in 2025 and beyond, and legislative efforts intended to reduce the cost of government insurance programs could significantly influence the purchase of healthcare services and products and may result in lower prices for our products or the exclusion of our products from reimbursement programs.
In many international markets, pricing and profitability of medical devices are subject to government control. We are susceptible to changes in government-mandated coverage requirements and other controls which could impact access to and affordability of our products. In the United States, federal and state proposals for similar controls may continue and/or increase. As we continue to expand internationally, these government controls will have an increasing effect on our business and results of operations.
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
The development of new products, or novel technologies and services and the enhancement of our current CGM products (including seeking and potentially obtaining new indications for use), is difficult, expensive and time-consuming and requires significant investment in research and development, intellectual property protection, clinical trials, regulatory approvals and in obtaining third party reimbursement. The results of our product development and commercialization efforts may be affected by a range of factors, including our ability to anticipate customer needs, innovate and develop new products (whether independently or with our partners), determine a feasible or timely regulatory pathway or approach, and launch those products cost effectively into multiple markets and geographies. If we are unable to successfully anticipate customer needs, innovate, develop new products and successfully launch them, we may not be able to generate significant future revenues or profits from these efforts. Failing to timely launch our new products and any enhancements to our existing products may cause them to become obsolete and materially and adversely affect our business and financial position.
The development and commercial launch timelines for our products depend a great deal on our ability to achieve clinical endpoints and satisfy regulatory requirements and to overcome technology challenges, and may be delayed due to scheduling issues with patients and investigators, requests from institutional review boards, or inquiries from regulators about our independent and collaborative product development activities, product performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts appear successful to us and our regulatory submission appears satisfactory to us, the FDA or comparable international regulator may disagree and may decide not to grant marketing authorization for the products or may require additional product testing or clinical trials or other data to be developed and submitted before approving the products, which would result in product launch delays and additional expense. Even if a product receives marketing authorization from the FDA or comparable international regulator, it may not be accepted in the marketplace by health care professionals, people with diabetes and those seeking to optimize metabolic health.
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
•widespread market acceptance of our products by health care professionals, people with diabetes and those seeking to optimize metabolic health will largely depend on our ability to demonstrate their relative safety, effectiveness, reliability, cost-effectiveness and ease of use;
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
In addition to the risks outlined above, our G6, G7, Dexcom One, and Stelo systems are more invasive than many other self-monitored glucose testing systems, including single-point finger stick devices, and people with diabetes and those seeking to optimize metabolic health may be unwilling to insert a sensor in their body, especially for those with diabetes if their current diabetes management involves no more than two finger sticks per day. Moreover, people with diabetes and those seeking to optimize metabolic health may not perceive the benefits of CGM and people with diabetes may be unwilling to change their current treatment regimens. Health care professionals may not recommend or prescribe our products unless and until (i) there is more long-term clinical evidence to convince them to alter their existing treatment methods, (ii) there are additional recommendations from prominent physicians that our products are effective in monitoring glucose levels, (iii) reimbursement or insurance coverage is more widely available, and (iv) patient out of pocket cost decreases. In addition, market acceptance of our products internationally by health care professionals and people with diabetes and those seeking to optimize metabolic health will largely depend on our ability to demonstrate their relative safety, effectiveness, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our international sales efforts. We cannot predict when, if ever, healthcare professionals, including physicians, and people with diabetes and those seeking to optimize metabolic health may adopt more widespread use of CGM systems, including our systems. We are also aware of the increasing use of GLP-1 products for the treatment of obesity and Type 2 diabetes. While we believe that GLP-1s are a companion product and used in conjunction with our CGM systems, these treatments could potentially compete with our CGM systems and reduce sales of our products. If our CGM systems do not achieve and maintain an adequate level of acceptance by people with diabetes, those seeking to optimize metabolic health, healthcare professionals, including physicians, and third party payors, our future revenue may be reduced and our business may be harmed.

Risks Related to Manufacturing, Commercial Operations and Commercialization
If our manufacturing capabilities are insufficient to produce an adequate supply of product at appropriate quality levels, our growth could be limited and our business could be harmed.
Our existing manufacturing facilities are designed to manufacture current and next-generation CGM systems, but may not be scaled quickly enough to permit us to manufacture one or more of our CGM systems in quantities sufficient to meet market demand. In the past, we have had difficulty scaling our manufacturing operations to provide a sufficient supply of product to support market demand and our commercialization efforts. From time to time, we have also experienced periods of backorder where we have had insufficient supply of our product and, at times, have had to limit the efforts of our sales force to introduce our products to new customers.
We have recently experienced manufacturing and inventory challenges for G7 that have resulted, and may continue to result from time to time, in disruptions in our ability to supply certain markets, including in the U.S. and other countries. While we are currently working to remedy such challenges, we cannot predict when such manufacturing and inventory challenges will be remedied. If we fail to produce a sufficient amount of our products, our ability to supply our markets will be compromised and health care providers and people with diabetes’ decisions to use our products may be negatively impacted. This could lead to loss of sales of and revenues from our products, could potentially decrease our market share, and/or our business, financial condition, results of operations and growth prospects could be materially adversely affected.
Moreover, we may not adequately predict the market demand for our products, which may lead us to produce our products in the quantities we anticipate will be necessary to meet actual market demand. We will need to adequately predict the market demand for our products, remedy our recent manufacturing challenges, and increase our manufacturing capacity by a significant factor over the current level to meet or exceed the anticipated market demand by product. In addition, we may have to modify our manufacturing design, reliability and process for next-generation products that may hereafter be approved, cleared or otherwise authorized by the applicable regulatory body and commercialized.
In 2023, we completed the initial phase of construction of our new facility in Malaysia and commenced commercial manufacturing. We also commenced construction of a new facility in Ireland to scale up manufacturing capacity. There are technical challenges to increasing manufacturing capacity, including equipment design, automation, validation and installation, contractor issues and delays, licensing and permitting delays or rejections, materials procurement, manufacturing site expansion, problems with production yields and quality control and assurance. Continuing to develop commercial-scale manufacturing facilities will require the investment of substantial additional funds and the hiring and retention of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience. Delays in the launch of next-generation products may result in unanticipated continuing increases in demand for current-generation products (to substitute for the unavailability of the next-generation products) which, if not adequately prepared for, may result in deficits in our ability to produce adequate amounts of the prior-generation products to meet demand at appropriate prices.
Our ability to scale manufacturing capacity is subject to numerous risks and uncertainties, and may lead to variability in product quality or reliability, increased construction timelines, as well as resources required to design, install and maintain manufacturing equipment, among others, all of which can lead to unexpected delays in manufacturing output. In addition, any changes to our manufacturing processes may trigger the need for submissions or notifications to, and in some cases advance approval from, the FDA or other regulatory authorities because of the potential impact of changes on our previously cleared, approved and/or authorized devices. Our facilities are subject to inspections by the FDA and corresponding state and international agencies on an ongoing basis, and we must comply with Good Manufacturing Practices and the FDA Quality System Regulation, as well as certain state and local requirements. We may be unable to adequately maintain, develop and expand our manufacturing process and operations or maintain compliance with FDA and state and international agency requirements.
If we are unable to manufacture a sufficient supply of our current products or any future products for which we may receive approval or clearance, maintain control over expenses or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand or our contractual obligations, and our business will suffer.
Manufacturing difficulties and/or any disruption at our facilities may adversely affect our manufacturing operations and related product sales, and increase our expenses.
Our products require multiple manufacturing processes and steps. Problems with these manufacturing processes, which may not be detectable by us in a timely manner, could lead to product defects or manufacturing failures, resulting in lot failures, product recalls, product liability claims and/or insufficient inventory, any of which could negatively impact our sales. As further described in the risk factor above, we have recently experienced manufacturing and inventory challenges that have resulted, and may continue to result from time to time, in disruptions in our ability to supply certain markets, including in the U.S. and other countries.
In addition, our products are manufactured at certain facilities, with limited alternate facilities. If an event occurs at one of our facilities that results in damage to, restrictions on the use of, or closure of, one or more of such facilities, or if our distributions from those facilities are limited or restricted in any way, we may be unable to manufacture the relevant products at the previous levels or at all. Because of the time required to approve, lease, and build out a manufacturing facility, an alternate facility and/or a third-party may not be available on a timely basis to replace production capacity in the event manufacturing capacity is lost.
Additionally, the majority of our operations are conducted at facilities located in San Diego, California, Mesa, Arizona, and Malaysia. We take precautions to safeguard our facilities, which include manufacturing protocols, insurance, health and safety protocols, and off-site storage of data. However, a natural or man-made disaster, such as fire, flood, earthquake, act of terrorism, cyber-attack or other disruptive event, such as a public health emergency, could cause substantial delays in our operations, damage, destroy or limit our manufacturing equipment, inventory, or records and cause us to incur additional expenses. Earthquakes are of particular significance since our manufacturing facilities in California are located in an earthquake-prone area. Wildfires are also increasingly common in southern California and present risk to our manufacturing operations. Our Arizona facility may confront water supply issues resulting from the ongoing drought in the Western United States and our Malaysia facility may confront issues related to its construction on a reclaimed wetland and the political stability of the Malaysia government. In the event our existing manufacturing facilities or equipment are affected by man-made or natural disasters, we may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business. The insurance we maintain against fires, floods, earthquakes and other natural disasters and similar events may not be adequate to cover our losses in any particular case.
If we experience manufacturing difficulties or disruptions, or if we fail to remedy our recent manufacturing and inventory challenges, it could result in insufficient inventory, increased costs, immediate shortages in product or component supply, and decreased sales, any of which may harm our business.
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
Although we work with our suppliers to try to ensure continuity of supply while maintaining quality, timeliness and reliability, the supply of these components, materials and services has in some cases been, and may continue to be impacted, interrupted or insufficient. Our manufacturers and suppliers may also encounter problems during manufacturing for a variety of reasons. They may fail to follow specific protocols and procedures, fail to comply with applicable regulations, or be the subject of FDA or other regulatory authority audits or inspections that result in allegations of non-compliance (for example, resulting in Form 483 Observations, Warning Letters, or other FDA enforcement actions). Our manufacturers and suppliers may also experience or be impacted by equipment malfunction, environmental factors, cyber-attacks and public health emergencies, any of which could delay or impede their ability to meet our demand.
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

If we are unable to establish and maintain adequate sales, marketing and distribution capabilities and/or enter into and maintain arrangements with third parties to sell, market and distribute our products, we may have difficulty achieving market awareness and selling our products in the future.
We must continue to develop and grow our sales and marketing organization and/or enter into partnerships or other arrangements to market and sell our products and/or collaborate with third parties, including distributors and others, to market and sell our products to maintain the commercial success of our current products and to achieve commercial success for any of our future products. In 2024, we launched Stelo in the United States and are expanding distribution capabilities for its sales. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, for our products, our future revenue may be reduced and our business may be harmed.
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
•manage geographically dispersed sales and marketing operations; and
•effectively train our sales and marketing personnel on the applicable advertising and promotion, and fraud and abuse laws that govern interactions with healthcare professionals and institutions as well as current and prospective patients and customers and maintain active oversight and auditing measures to ensure continued compliance.
We currently employ sales and marketing personnel for the direct sale and marketing of certain of our products in North America, Asia Pacific, Europe and the Middle East. Our direct sales and marketing team calls on healthcare providers and people with diabetes throughout the applicable country, to the extent permissible, to raise awareness and initiate sales of our products. Our sales and marketing organization competes with the experienced, larger and well-funded marketing and sales operations of our competitors. We may not be able to successfully manage our dispersed sales force or increase our product sales at acceptable rates.
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
Certain of our distribution agreements generated 10% or more of our total revenue during the twelve months ended December 31, 2024. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our financial results and operating performance.
We have also entered into arrangements with pharmacy organizations in various countries to dispense our products directly to patients. Because of the competition for their services, we may be unable to enter into new partnerships or otherwise expand our pharmacy network on commercially reasonable terms, if at all. In addition, we cannot guarantee that our existing pharmacy relationships will continue, or that we will be able to maintain or increase sales volume from these relationships in the future.
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
In selling our G6, G7 and Dexcom One, we compete directly with the Diabetes Care division of Abbott Laboratories; Medtronic plc’s Diabetes Group; Roche Diabetes Care, a division of Roche Diagnostics; privately-held LifeScan, Inc.; and Ascensia Diabetes Care, each of which manufactures and markets products for the single-point finger stick device market. In selling Stelo, we compete directly with the Diabetes Care division of Abbott Laboratories. Collectively with us, these companies currently account for the majority of the worldwide sales of self-monitored glucose testing systems. We are also aware of emerging competitors primarily located in China.
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
We are subject to risks associated with public health issues, such as the previous COVID-19 pandemic, and other events beyond our control. Public health issues and crises may adversely impact our operations, supply chain and logistics network if the locations where we operate, manufacture or distribute our products; where our raw materials or products are sourced, manufactured or distributed; or where our third-party distributors, suppliers and other service providers operate, are disrupted, temporarily closed or experience worker shortages for a sustained period of time. In addition, public health issues and crises may adversely impact our customers and/or their businesses due to lockdowns, labor shortages, lost access to private health insurance plans or modified spending priorities, all of which could cause a decline in demand for our products. These disruptions could also cause economic slowdowns or increased economic uncertainty. Any of the forgoing could adversely affect our business, financial condition and results of operations.

Risks Related to our International Operations
We are subject to a variety of risks due to our international operations that could adversely affect our business, our operations or profitability and operating results.
Our operations in countries outside the United States, which accounted for approximately 28% of our revenue for the twelve months ended December 31, 2024, are accompanied by certain financial and other risks. In addition to our offices with manufacturing and administrative and operations in countries throughout the world, we intend to continue to pursue growth opportunities in sales outside the United States, especially in Asia and Europe. Additionally, we may increase our use of administrative and support functions from locations outside the United States. These business activities could expose us to greater risks associated with our sales and operations.
As we pursue opportunities outside the United States, we may become more exposed to these risks and our ability to scale our operations effectively may be affected. For example, in 2023, we completed the initial phase of construction of our new facility in Malaysia and commenced commercial manufacturing. We also are building a new manufacturing facility in Ireland. Our international expansion efforts, including our new manufacturing facilities in Malaysia and facility under construction in Ireland, may not be successful and we may experience difficulties in scaling these functions from locations outside the United States and may not experience the expected cost efficiencies.
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
•workforce instability;
•fluctuations in trade policy and tariff regulations, including potential higher tariffs on imported goods and materials and renegotiation of free trade agreements and potential retaliatory tariffs imposed by foreign countries against U.S. goods; and
•political and economic instability.
Moreover, the tax laws in which we and our subsidiaries do business could change on a prospective or retroactive basis, and any such changes could adversely affect our business and financial condition. We have a significant presence in the European Union, as well as significant sales in the European Union, such that any changes in tax laws in the European Union could impact our business. The overall impact of such legislation in European Union member states is uncertain, and our business and financial condition could be adversely affected by any laws impacting our tax rate.

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
The U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials and, in some instances, other persons for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the United States are with governmental entities and are therefore potentially subject to such anti-bribery laws. Global enforcement of anti-corruption laws has increased substantially in recent years, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by U.S. and international governmental agencies, and assessment of significant fines and penalties against companies and individuals. Our international operations create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or distributors, because these parties are not always subject to our direct oversight and control. It is our policy to implement safeguards to educate our employees and agents on these legal requirements and discourage improper practices. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents, or distributors may engage in conduct for which we might be held responsible. In addition, the government agencies may seek to hold us liable for successor liability for anti-corruption law violations committed by any companies in which we invest or that we acquire. Any alleged or actual violations of these regulations may subject us to government scrutiny, severe criminal or civil sanctions and other liabilities, including exclusion from government contracting, and could disrupt our business, and result in a material adverse effect on our business, financial condition, and results of operations.
Current uncertainty in global economic and political conditions makes it particularly difficult to predict product demand and other related matters and makes it more likely that our actual results could differ materially from expectations.
Our operations and performance depend on worldwide economic and political conditions. These conditions have been adversely impacted by continued global economic uncertainty, political instability and military hostilities in multiple geographies, concerns over continued sovereign debt, potential recessions, a potential U.S. federal government shutdown, monetary and financial uncertainties in Europe and other international jurisdictions, and global health pandemics. These include potential reductions in the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries. These conditions have made and may continue to make it difficult for our customers and potential customers to afford our products, and could cause our customers to stop using our products or to use them less frequently. If that were to occur, our revenue may decrease and our performance may be negatively impacted. In addition, the pressure on consumers to absorb more of their own health care costs has resulted in some cases in higher deductibles and limits on durable medical equipment, which may cause seasonality in purchasing patterns. Furthermore, during economic uncertainty, our customers have had job losses and may continue to have issues gaining timely access to sufficient health insurance or credit, which could result in their unwillingness to purchase products or impair their ability to make timely payments to us. In addition, a recession, depression or other sustained adverse market event could materially and adversely affect our access to capital on favorable terms or at all, our business and the value of our common stock.
We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our business, financial condition and results of operations.
Failure to obtain any required regulatory authorization in international jurisdictions will prevent us from marketing our products abroad.
We conduct limited commercial and marketing efforts in certain international markets in the Asia-Pacific, North America and Europe, Middle East and Africa regions, with respect to our CGM systems and may seek to market our products in other regions in the future. Outside the United States, we can market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. The marketing authorization procedures vary among countries and can involve additional testing, and the time required to obtain any required authorization or approval may differ from that required to obtain FDA marketing authorization(s). International regulatory authorization or approval processes may include all of the risks associated with obtaining FDA marketing authorization(s) in addition to other risks. We may not obtain international regulatory authorizations or approvals on a timely basis, if at all. Obtaining a marketing authorization from the FDA does not ensure authorization or approval by regulatory authorities in other countries will follow, and authorization or approval by one international regulatory authority does not ensure authorization or approval by regulatory authorities in other international jurisdictions or by the FDA. In addition, in order to obtain the authorization to market our products in certain international jurisdictions, in some cases we may need to obtain a Certificate to Foreign Government from the FDA. The FDA may refuse to issue a Certificate to Foreign Government if significant compliance-related concerns are identified. As a result, there are a range of factors that could preclude or impede our ability to file for regulatory approvals or marketing authorizations or to receive necessary approvals or authorizations to commercialize our products in any market outside the United States on a timely basis, or at all.

Risks Related to Privacy and Security
We are subject to complex and evolving U.S. and international laws and regulations and other requirements regarding privacy, data protection, security, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
We are subject to a number of international, federal and state laws and regulations protecting the use, disclosure, and confidentiality of certain patient and consumer health and personal information, including patient records, and restricting the use and disclosure of that protected information, including state breach notification laws. Some of these laws include the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, the European Union’s General Data Protection Regulation, or GDPR, the UK Data Protection Act and the UK GDPR, the California Consumer Privacy Act as amended, or CCPA, and the Washington My Health My Data Act, among others. Various U.S. state laws and regulations may also require us to notify affected individuals and state regulators in the event of a data breach involving personal information. Penalties for failure to adequately protect personal information, notify as required, or provide timely notice vary by jurisdiction. In the U.S., most state data breach notification laws consider violations to be unfair or deceptive trade practices and give the relevant state attorneys general (“AGs”) the authority to levy fines or bring enforcement actions. Such AG investigations—which are often time consuming, expensive, and burdensome—could lead to a resolution agreement, whereby certain obligations are performed and reports are made to the AG for a period of time, and/or civil penalties. Class action lawsuits against companies which experience a data breach involving personal information are also common. Additionally, the SEC and many jurisdictions have enacted or may enact laws and regulations requiring companies to disclose or otherwise provide notifications regarding data security breaches. For example, the SEC has adopted cybersecurity risk management and disclosure rules, which require the disclosure of information pertaining to cybersecurity incidents and cybersecurity risk management, strategy, and governance.
As our customer base grows to include U.S. federal government agencies, we may also need comply with Federal Risk and Authorization Management Program and Cybersecurity Maturity Model Certification requirements. These frameworks, in addition to similar laws being enacted by other states and other jurisdictions, impose stringent cybersecurity standards and potentially significant non-compliance penalties, and involve the expenditure of significant resources and time and effort to comply. As these laws and regulations continue to develop in the United States and internationally, we may be required to expend significant time and resources in order to update existing processes or implement additional mechanisms as necessary to ensure compliance with such laws.
In addition, international data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. For example, data localization laws in some countries generally mandate that certain types of data collected in a particular country be stored and/or processed within that country. We may be subject to inquiries, investigations and audits in Europe and around the world, particularly in the areas of consumer and data protection, which will arise in the ordinary course of business and may increase in frequency as we continue to grow and expand our operations. Legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that make our products less useful to our customers, require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These changes or increased costs could negatively impact our business and results of operations in material ways.
In the ordinary course of our business, we collect and store sensitive data, such as our proprietary business information and that of our clients, contractors, vendors and others as well as personally identifiable information of our customers, potential customers, vendors and others, which data may include sensitive information, in our data centers and on our networks. Our employees, contractor and vendors may also have access to and may use personal health information in the ordinary course of our business. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures and business controls, our information technology and infrastructure may be vulnerable to attacks by hackers (including nation states or state-sponsored organizations), viruses, malware, breaches due to employee, contractor or vendor error, or malfeasance or other disruptions or subject to the inadvertent or intentional unauthorized release of information. Any such occurrence could compromise our networks and the information stored thereon could be accessed, publicly disclosed, lost or stolen. Any such access, acquisition, disclosure or other loss of information could result in legal claims or proceedings, and liability under laws that protect the privacy of personal information, including regulatory penalties, disrupt our operations and the services we provide to our clients or damage our reputation, any of which could adversely affect our profitability, revenue and competitive position.

As we grow and expand our administrative, customer, or IT support services, we also utilize the services of personnel and contractors located outside of the United States to perform certain functions. While we make every effort to review our applicable contracts and other payor requirements, a local, state, or federal government agency or one of our customers may find the use of offshore resources to be a violation of a legal or contractual requirement, which could result in termination of the contractual relationship, penalties, or changes in our business operations that could adversely affect our business, financial condition, and results of operations. Additionally, while we have implemented industry standard security measures for offshore access to protected health information and other personal information, unauthorized access or disclosure of such information by offshore personnel could result in legal claims or proceedings, and liability under laws that protect the privacy of personal information and may incur regulatory penalties, disrupt our operations and the services we provide to our clients, damage to our reputation, or result in the termination of contractual relationships, penalties or the loss of coverage, any of which could adversely affect our profitability, revenue and competitive position.
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
HIPAA establishes a federal “floor” with respect to privacy, security, and breach notification requirements and does not supersede any state laws insofar as they are broader or more stringent than HIPAA. Numerous state and certain other federal laws protect the confidentiality of health information and other personal information, including but not limited to state medical privacy laws, state laws protecting personal information, state data breach notification laws, state genetic privacy laws, human subjects research laws and federal and state consumer protection laws. These additional federal and state privacy and security-related laws may be more restrictive than HIPAA and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority under Section 5 of the Federal Trade Act to initiate enforcement actions in response to alleged privacy violations and data breaches, including in the healthcare sector.
Additional data protection laws exist at the state level as well. California enacted the CCPA, which came into effect January 1, 2020, was amended and expanded by the California Privacy Rights Act (the “CPRA”), which came into effect January 1, 2023. The CCPA, among other things, creates data privacy obligations for covered companies and provide privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. In addition, other states have, or may, enact similar legislation. It remains unclear what, if any, additional modifications will be made to this legislation or how it will be interpreted. The effects of the CCPA and other state privacy laws are significant and have required us to modify our data processing practices, and may cause us to incur substantial costs and expenses to comply, particularly given our base of operations in California. There are also a number of other legislative proposals worldwide, including in the United States at both the federal and state level, that could impose additional and potentially conflicting obligations in areas affecting our business. We expect to incur additional costs to ensure that our data privacy and security policies, procedures, and activities comply with applicable and evolving legal requirements.
We are also subject to laws and regulations in international countries covering data privacy and other protection of health and employee information that may be more onerous than corresponding U.S. laws, including in particular the laws of Europe.
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
There are numerous and evolving risks to our cybersecurity and privacy from cyber threat actors. These cyber threat actors, whether internal of external to Dexcom, are becoming more frequent, sophisticated and coordinated in their attempts to access data, including, without limitation, malicious software; data privacy breaches by employees, insiders or others with authorized access; cyber or phishing-attacks; ransomware; attempts to gain unauthorized access to our data and systems; vendor breaches or supply chain attacks; and other electronic security breaches. In the ordinary course of business, we collect and store sensitive information on our network, including intellectual property, proprietary business information and personally identifiable information of individuals, such as our customers and employees. The secure maintenance of this information and technology is critical to our business operations. We have implemented and deploy multiple layers of security measures to protect the confidentiality, integrity and availability of this data and the systems and devices that store and transmit such data. We utilize security technologies, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems create risk of cybersecurity incidents. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures.
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

These threats can come from a variety of sources, including criminal hackers, state-sponsored intrusions, industrial espionage and malfeasance by employees, contractors, or other insiders. Cyber threats may be generic, or they may be custom-crafted against our information systems or particular personnel. Over the past several years, cyberattacks have become more prevalent and much harder to detect and defend against. These threat actors may be able to penetrate our security measures, breach our information technology systems, misappropriate or compromise confidential and proprietary information of our company and our customers, cause system disruptions and shutdowns, or introduce ransomware, malware, or vulnerabilities into our products, systems, and networks or those of our customers and partners. Our network and storage applications, as well as those of our contractors, may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. In addition, products, hardware, software or applications we develop, or which we procure from third parties, may contain defects in design or manufacture, security flaws, or other problems that could unexpectedly compromise information security or the operation of our products. Our third-party vendors may experience security incidents of varying severity, including but not limited to increased ransomware attacks, network intrusions, and unauthorized data exfiltration. Targeted cyber-attacks or those that may result from a security incident directed at a third-party vendor could compromise our services and internal systems, resulting in interruptions, delays, or cessation of service that could disrupt business operations for us and our customers. Our proactive measures and remediation efforts may not be successful or timely. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff.
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
•increase to insurance premiums; and
•international, federal and state governmental inquiries, violations or sanctions, any of which could have a material, adverse effect on our financial position and results of operations.
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
The healthcare industry generally, and our business specifically, is subject to extensive international, federal, state and local laws and regulations, including those relating to:
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
•data protection and data localization;
•mobile communications;
•patient access and non-discrimination;
•patient consent;
•false claims; and
•licensure.
These laws and regulations are extremely complex and, in many cases, still evolving. If our operations are found to violate any of the international, federal, state or local laws and regulations which govern our activities, we may be subject to litigation, government enforcement actions, and applicable penalties associated with the violation, potentially including civil and criminal penalties, damages, fines, exclusion from participation in certain payor programs or curtailment of our operations. Compliance obligations under these various laws are oftentimes detailed and onerous, further contributing to the risk that we could be found to be out of compliance with particular requirements. The risk of being found in violation of these laws and regulations is further increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, particularly with respect to new and emerging technologies and remote delivery of services, and their provisions are open to a variety of interpretations.
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
As part of our commitment to technological advancement, we have incorporated and will continue to explore and implement AI-enabled functions into our products and services. We continue to explore how best to leverage and harness the efficiency and innovation of AI-enabled and AI-empowered technology. In our deployment of AI, we strive to continually assess its performance and continue to make improvements. AI laws and regulations have proliferated in the U.S. and globally in recent years, including in 2024. In 2024, there were 60 AI-related regulations at the U.S. federal and state levels, up from just one in 2016. In 2024 alone, the total number of AI-related regulations in the U.S. grew by 140%. On January 10, 2025, HHS released its AI Strategic Plan which largely focuses on promoting trustworthy AI through the FAVES framework (Fair, Appropriate, Valid, Effective, Safe). Additionally, the EU AI Act went into effect on August 1, 2024, which sets requirements for developers and deployers of AI systems based on a risk approach and extends its reach to those developers of AI outside of the EU where the AI product or output is used in the EU. AI regulation is continually evolving at the federal, state and international level and will continue to require financial and resource investment by us to ensure that AI tools are safe and effective, operate in a non-discriminatory manner, and comply with applicable legal and regulatory requirements.
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

•fines and civil or criminal penalties;
•unanticipated expenditures;
•FDA refusal to issue certificates to international governments needed to export our products for sale in other countries;
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
In March 2018, via the de novo process, the FDA classified the G6 and substantially equivalent devices of this generic type (i.e., “integrated continuous glucose monitoring systems” or “iCGMs”) into Class II, meaning that going forward products of this generic type may utilize the 510(k) pathway. Since then we have received 510(k) clearances for modifications to the G6 and approval for G7. In 2024, the FDA cleared Stelo as an over-the-counter biosensor designed for adults with prediabetes and Type 2 diabetes who do not use insulin.
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
Even if approved or cleared by the FDA or international regulatory agencies, future generations of our CGM systems, expanded indications for use of current and future generation CGM systems, our software platforms or any other CGM system under development, may not be cleared or approved for the indications that are necessary or desirable for successful commercialization. We may not obtain the necessary regulatory approvals or clearances to market these CGM systems in the United States or outside of the United States. Any delay in, or failure to receive or maintain, clearance or approval for our products could prevent us from generating revenue from these products. The uncertain timing of regulatory approvals for future generations of our products could subject our current inventory to excess or obsolescence charges, which could have an adverse effect on our business, financial condition and operating results.
Our failure to comply with laws, regulations and contract requirements relating to reimbursement of health care goods and services may subject us to penalties and adversely impact our reputation, business, financial condition and cash flows.
We are subject to laws, regulations and contractual requirements regulating the provision of, and reimbursement for, health care goods and services in our capacity as a medical device manufacturer. The laws and regulations of health care goods and services that apply to us, including those described above, are subject to evolving interpretations and enforcement discretion. We have in place a compliance program, through which we seek to reduce common industry risks of noncompliance with U.S. federal and state and applicable international laws in areas such as sales contracts, marketing materials, referral source relationships, programmatic offerings, and billing practices (among others), monitor for compliance, and address non-compliance if identified. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers, directors and employees could be subject to criminal and civil penalties, as well as administrative sanctions such as exclusion from participation in federal healthcare programs, including but not limited to Medicare and Medicaid. Any failure to comply with laws, regulations or contractual requirements relating to reimbursement and health care goods and services could adversely affect our reputation, business, financial condition and cash flows.
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
Development or changes to the FDA or international regulatory approval standards and processes, including both legal and policy changes, could also delay or prevent the approval of our products submitted for review. For example, medical device cybersecurity continues to be an area of focus for and evolving guidance from FDA.
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
As 2025 ushers in a new presidential administration, we expect material changes in health policy, enforcement initiatives, and coverage and reimbursement for health care items and services. As such, our costs to monitor these changes and respond to new requirements will increase.
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
Other legal, regulatory and commercial policy influences are subjecting our industry to significant changes, and we cannot predict what new regulations or policies will emerge from U.S. federal or state governments, international governments, or third-party payors. Government and commercial payors may, in the future, consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect reimbursement for healthcare products such as our systems. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness, and costs, of different treatment technologies and modalities; imposing price controls and taxes on medical device providers; and other measures. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for our current and future products. These include changes that may reduce reimbursement rates for our products and changes that may be proposed or implemented by the current or future laws or regulations.

Risks Related to Intellectual Property Protection and Use
We may be subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from shipping affected products, require us to obtain licenses from third parties or to develop non-infringing alternatives, and subject us to substantial monetary damages and injunctive relief. We may also be subject to other claims or suits.
Third parties have asserted in the past, and may assert in the future, infringement or misappropriation claims against us with respect to our current or future products. We are aware of numerous patents issued to third parties that may relate to aspects of our business, including the design and manufacture of CGM sensors and membranes, as well as methods for continuous glucose monitoring. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of such third parties or others. Our competitors may assert that our CGM systems or the methods we employ in the use of our systems are covered by U.S. or international patents held by them. We have in the past settled some such allegations and may need to do so again in the future. This risk is exacerbated by the fact that there are numerous issued patents and pending patent applications relating to self-monitored glucose testing systems in the medical technology field. Because patent applications may take years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our products infringe. There could also be existing patents of which we are unaware that one or more components of our system may inadvertently infringe. As the number of competitors in the market for CGM systems grows, the possibility of patent infringement by us or a patent infringement claim against us increases. If we are unable to successfully defend any such claims as they may arise or enter into or extend settlement and license agreements on acceptable terms or at all, our business operations may be harmed. We have been involved in various patent infringement actions in the past. For example, we and certain Abbott entities previously served complaints for patent infringement, validity, and other patent-related actions against each other in multiple jurisdictions, inside and outside the United States. In December 2024, we entered into a Settlement and License Agreement with Abbott to settle all pending patent infringement legal proceedings brought by Abbott against us. See “Legal Proceedings” in Part I, Item 3 below for more information.
Any infringement or misappropriation claim could cause us to incur significant costs, place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. In addition, if the relevant patents are upheld as valid and enforceable and we are found to infringe such patents, we could be prohibited from selling any of our products that is found to infringe unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain a license on terms acceptable to us, if at all, and we may not be able to redesign our products to avoid infringement. We may be unable to maintain or renew licenses on terms acceptable to us, if at all, and we may be prohibited from selling any of our products that required the technology covered by the relevant licensed patents. Even if we are able to redesign our products to avoid an infringement claim, we may not receive FDA or international regulatory approval for such changes in a timely manner or at all.
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
Despite our efforts to safeguard our unpatented and unregistered intellectual property rights, we may not succeed in doing so or the steps taken by us in this regard may not be adequate to detect or deter misappropriation of our technology or to prevent an unauthorized third party from copying or otherwise obtaining and using our products, technology or other information that we regard as proprietary. In addition, third parties may be able to design around our patents. Furthermore, the laws of international countries may not protect our proprietary rights to the same extent as the laws of the United States.

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
We may be subject to claims against us even if the apparent injury is due to the actions of others or misuse of the device or a partner device. Our customers, either on their own or following the advice of their physicians, may use our products in a manner not described in the products’ labeling and that differs from the manner in which it was used in clinical studies and approved by the FDA. For example, G6 and G7 are designed to be used by an individual continuously for up to 10 days, but the individual might be able to circumvent the safeguards designed into the systems and use the products for longer than 10 days. Off-label use of products by customers is common, and any such off-label use of our products could subject us to additional liability, or require design changes to limit this potential off-label use once discovered. In addition, other regulatory agencies may in the future approve similar diabetes treatment indications. We expect that such diabetes treatment indications could expose us to additional liability. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial volunteers or result in reduced acceptance of our products in the market.
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
Our marketing, promotional and educational materials and practices are subject to FDCA, Federal Trade Commission Act, and other applicable laws and regulations, as may be amended from time to time. If the FDA, FTC or other regulatory body with competent jurisdiction over us, our activities or products takes the position that our marketing, promotional or other materials or activities constitute improper promotion or marketing of an unapproved or improper use, or that they contain untruthful, misleading, or inadequately substantiated statements or claims, such regulatory body could request that we modify our materials or practices, or subject us to regulatory enforcement actions, including the issuance, depending on the regulatory body and the nature of the alleged violation, of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or international enforcement authorities might take action if they consider promotional, marketing or other materials or activities to constitute improper promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Recent court decisions have impacted the FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations; however, there are still significant risks in this area in part due to the potential False Claims Act exposure and the FDA’s continued focus on ensuring devices are marketed in a manner consistent with their FDA-required labeling.
We are not actively promoting our G6 or G7 systems for inpatient use, but if we supply them to such facilities in the future, this supply could present an increased risk of product liability claims and associated damages should an adverse event occur. Given that the G6 and G7 systems have not yet been fully evaluated or tested (by us or by the FDA) to the extent that would be required in standard circumstances for product development and marketing authorization, there could be unknown or unanticipated risks presented by use in this environment.
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
We have incurred significant operating losses in the past. We have financed our operations primarily through private and public offerings of equity securities and debt and the sales of our products. We have devoted substantial resources to:
•research and development relating to our current and future products;
•sales and marketing and manufacturing expenses associated with the commercialization of our products; and
•expansion of our workforce.
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
We may conduct additional financings to continue the development or commercialization of our current or future products.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercialization of our products, including growth of our manufacturing capacity, on research and development, and conducting clinical trials for our future products. Although we raised substantial net proceeds through the private sale of our convertible notes, we could need funds to continue the commercialization of our current products and to develop and commercialize future products or pursue other strategic initiatives. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we may need will depend on many factors, including:
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

The primary collection risks for our accounts receivable relate to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (exclusions, deductibles and copayments) remain outstanding. In addition, as a result of recent economic conditions, some customers have, and others may, lose access to their private health insurance plan if they lose their job. As most of our customers rely on third-party payors, including private health insurance plans, to cover the cost of our products, there has been, and may continue to be, a shift in financial responsibility to our customers for the amounts previously covered by their primary insurance carrier.
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
As changes in our business environment occur we have adjusted, and may further, adjust our business strategies to meet these changes and we may otherwise decide to further restructure our operations or particular businesses or assets. Our new organization and strategies may not produce the anticipated benefits, such as supporting our growth strategies and enhancing shareholder value. Our new organization and strategies could be less successful than our previous organizational structure and strategies. In addition, external events including changing technology, changing consumer patterns, acceptance of our products and changes in macroeconomic conditions may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write-down the value of assets. For example, current economic conditions, including relatively high interest rates, inflation and potential economic slowdowns, as well as our business decisions, may reduce the value of some of our assets. We also make investments in existing or new businesses, including investments in the international expansion of our sales efforts and the build-out of our manufacturing facility in Malaysia and the construction of a new facility in Ireland. Additionally, we also invest in early to late-stage companies for strategic reasons and to support key business initiatives, and we may not realize a return on our equity investments. Many such companies generate net losses and the market for their products, services, or technologies may be slow to develop or never materialize. We are subject to risks associated with our equity investments including partial or complete loss of invested capital, and significant changes in the fair value of this portfolio could adversely impact our financial results. Some of these investments may have returns that are negative or low, the ultimate business prospects of the businesses related to these investments may be uncertain, and these risks may be exacerbated by current macroeconomic conditions. In any of these events, our costs may increase or returns on new investments may be lower than prior to the change in strategy or restructuring.

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
We are subject to taxes in the United States and numerous international jurisdictions, where a number of our subsidiaries are organized. The tax laws in the United States and in other countries in which we and our subsidiaries do business could change on a prospective or retroactive basis, and any such changes could adversely affect our business and financial condition. Further, due to economic and political conditions, tax rates in various jurisdictions may be subject to change. Our effective tax rates could be affected by numerous factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws or their interpretation, both in and outside the United States, including as a result of the recent change in presidential administration in the United States.
There is growing pressure in many jurisdictions, including the United States, and from multinational organizations such as the OECD and the European Union to amend existing international tax rules in order to render them more responsive to current global business practices. For example, the OECD has published a package of measures for reform of the international tax rules as a product of its BEPS initiative, which was endorsed by the G20 finance ministers. Many of the initiatives in the BEPS package require amendments to the domestic tax legislation of various jurisdictions. Separately, the European Union is asserting that a number of country-specific favorable tax regimes and rulings in certain member states may violate, or have violated, European Union law, and may require rebates of some or all of the associated tax benefits to be paid by benefited taxpayers in particular cases. In 2016, the European Union adopted the “Anti-Tax Avoidance Directive,” which requires European Union member states to implement measures to prohibit tax avoidance practices, and Germany published the European Union Anti-Tax Avoidance Directive Implementation Law on June 30, 2021. We have a significant presence in the European Union, as well as significant sales in the European Union, such that any changes in tax laws in the European Union could impact our business. The overall impact of such legislation in European Union member states is uncertain, and our business and financial condition could be adversely affected by any laws impacting our tax rate. The U.S. government enacted comprehensive tax legislation that included significant changes to the taxation of business entities. These changes included, among others, (I) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate.
On October 8, 2021, the OECD announced the OECD/G20 Inclusive Framework on BEPS which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a 15% minimum tax rate. The OECD continues to release additional guidance on these rules and the Framework calls for law enactment by OECD and G20 members to take effect in 2024 or 2025. These changes, when enacted by various countries in which we do business, may increase our taxes in these countries. Changes to these and other areas in relation to international tax reform, including future actions taken by international governments, could increase uncertainty and may adversely affect our tax rate and cash flow in future years.

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
There is also a risk that due to regulatory changes or changes to federal or state law, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable either in whole or in part to offset future income tax liabilities. For example, under the Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, which amended certain provisions of the Tax Cuts and Jobs Act of 2017, or TCJA, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. The TCJA, as amended by the CARES Act, also provides that NOLs from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020. Additionally, in June 2024, the State of California enacted S.B. 167, which suspends the use of NOLs for the tax period from January 1, 2024 to December 31, 2026 for net business income of $1.0 million or more, as well as limits the utilization of research and development tax credits to $5.0 million each year. The State of California also passed S.B. 175 to provide for a potential early sunset of NOLs in either 2025 or 2026 if necessary. See Note 8 “Income Taxes” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Risks Related to Our Common Stock
Our stock price is highly volatile and investing in our stock involves a high degree of risk, which could result in substantial losses for investors.
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future, especially as our business continues to grow and our business plan continues to evolve. From January 1, 2024 through December 31, 2024, the closing price of our common stock on the Nasdaq Global Select Market was as high as $140.45 per share and as low as $64.00 per share.
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
•general economic conditions;
•regulatory actions;
•legislation and political conditions;
•global health pandemics, such as the COVID-19 pandemic;
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
Securities class action litigation has often been brought against public companies that experience periods of volatility in the market prices of their securities. For example, we have pending securities class action litigation and a derivative action pending against us. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources, which could seriously harm our business.
The issuance of shares by us in the future or sales of shares by our stockholders may cause the market price of our common stock to drop significantly, even if our business is performing well.
This issuance of shares by us in the future, including by conversion of our senior convertible notes in certain circumstances, or sales of shares by our stockholders may cause the market price of our common stock to decline, perhaps significantly, even if our business is performing well. The market price of our common stock could also decline if there is a perception that sales of our shares are likely to occur in the future. This might also make it more difficult for us to sell securities in the future at a time and at a price that we deem appropriate. Also, we may issue securities in connection with future financings and acquisitions, and those shares could dilute the holdings of other stockholders.
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
•our stockholders do not have cumulative voting rights;
•a special meeting of stockholders may only be called by a majority of our Board of Directors, upon direction of the Chairman of our Board of Directors, our Chief Executive Officer, our President or our Lead Independent Director, or a majority of our Board of Directors;
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
In June 2023, we entered into the First Amendment to our Second Amended and Restated Credit Agreement, or the Amended Credit Agreement, with JPMorgan Chase and other syndicate lenders, which amended and restated the credit agreement, or the Credit Agreement, we had previously entered into in December 2018 and amended in May 2020 and October 2021, respectively. The Amended Credit Agreement is a five-year $200.0 million revolving credit facility, or the Credit Facility. As of December 31, 2024, we had no outstanding borrowings, $7.7 million in outstanding letters of credit, and a total available balance of $192.3 million under the Amended Credit Agreement.
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
The Amended Credit Agreement expires in 2026. While we believe we will have the ability to service our debt, extend the term of the credit agreement, and/or obtain additional resources in the future if and when needed, that will depend upon our results of operations and financial position at the time, the then-current state of the credit and financial markets, and other factors that may be beyond our control. Therefore, we cannot give assurances that sufficient credit will be available on terms that we consider attractive, or at all, if and when necessary or beneficial to us.

Failure to comply with covenants in the Amended Credit Agreement could result in our inability to borrow additional funds and adversely impact our business.
The Amended Credit Agreement imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of December 31, 2024, we were in compliance with the covenants imposed by the Amended Credit Agreement. If we violate these or any other covenants, any outstanding amounts under the Amended Credit Agreement could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
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
Our level of debt may:
•heighten our vulnerability to adverse general economic conditions and competitive pressures;
•require us to dedicate a larger portion of our cash flow from operations to interest payments, limiting the availability of cash for other purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and industry; and
•impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.
We cannot be sure that our leverage will not materially and adversely affect our ability to finance our operations or capital needs or to engage in other business activities. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt.
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
Our Amended Credit Agreement imposes restrictions on us that may adversely affect our ability to operate our business.
Our Amended Credit Agreement contains restrictive covenants relating to our capital raising activities and other financial and operational matters which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, our Amended Credit Agreement and the agreements governing the Notes each contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $50.0 million, in the case of the 2025 Notes, and $50.0 million, in the case of the 2028 Notes, that causes such indebtedness to become due prior to its scheduled maturity date would cause a cross-default under the indenture governing the Notes. In addition, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $25.0 million that causes such indebtedness to become due prior to its scheduled maturity date would cause a default under our Amended Credit Agreement. The occurrence of a default under any of these borrowing arrangements would permit the holders of the Notes or the lenders under our Amended Credit Agreement to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the Note holders or the trustee under the indenture governing the Notes or the lenders under our Amended Credit Agreement accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.
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

Risks Related to Environmental, Social and Governance Matters
Sustainability (including environmental, social and governance) regulations, policies and provisions could expose us to numerous risks.
Increasingly, regulators, customers, investors, employees and other stakeholders are focusing on sustainability matters relating to businesses, including climate change and greenhouse gas emissions, human and civil rights, and diversity, equity and inclusion. These changing rules, regulations and stakeholder expectations may differ and conflict, and have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Collecting, measuring and reporting sustainability-related data and information is subject to evolving reporting standards, including state climate-related reporting requirements, the EU’s environmental, social and governance-related disclosure requirements set forth in the Corporate Sustainability Reporting Directive, and similar proposals by other international regulatory bodies. We will also be subject to reporting requirements in California covering disclosure of greenhouse gas emissions data, climate-related financial risks, and details around emissions-related claims and carbon offsets. If our sustainability-related data, information, processes or reporting are incomplete or inaccurate, it could result in adverse regulatory consequences and/or our reputation, business, financial performance and growth could be adversely affected.
Further, a number of governments are considering due diligence procedures to ensure strict compliance with environmental, labor, and government regulations. For example, the European Union has recently proposed broad due diligence reporting requirements for all industries operating within Europe. In addition, a number of our upstream and downstream stakeholders in our value chain have adopted, or may adopt, procurement policies that include sustainability provisions that their business partners must comply with, or they may seek to include such provisions in their terms and conditions. An increasing number of participants in the medical device industry are also joining voluntary sustainability groups or organizations, such as the Responsible Business Alliance. These sustainability regulations, provisions and initiatives are subject to change, can be unpredictable and conflicting, and may be difficult, expensive and time consuming for us to comply with, given the complexity of our value chain and the outsourced manufacturing of certain components of our products. If we are unable to comply, or are unable to cause our upstream and downstream stakeholders to comply, with such regulations, policies or provisions, it may impact our ability to do business, or otherwise present barriers to entry, which could harm our reputation, revenue and results of operations.
Our business could be negatively impacted by evolving expectations and challenges relating to implementing sustainability (including environmental, social and governance) initiatives, setting sustainability-related goals, collecting sustainability-related data, and disclosing sustainability-related information.
We may communicate certain initiatives and, in the future, may communicate goals regarding sustainability-related matters (including environmental, social and governance) in our SEC filings or in other public disclosures. These sustainability-related initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our sustainability-related initiatives and any future sustainability-related goals, and progress against any future sustainability-related goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change and audit in the future based on evolving standards, frameworks, and regulations. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our sustainability-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to any future sustainability-related goals on a timely basis, or at all, we could experience adverse regulatory consequences and/or our reputation, business, financial performance and growth could be adversely affected.
Climate change may have a long-term impact on our business.
While we seek to partner with organizations that mitigate their business risks associated with climate change, we recognize that there are inherent risks related to climate change wherever business is conducted. Ensuring business resiliency through mitigating risks related to climate change in the communities where we conduct our business is a priority, whether for our offices or for our stakeholders. Our manufacturing sites in California, Arizona and Malaysia and our operations in the Philippines are vulnerable to climate change effects. For example, in California and Arizona, increasing intensity of droughts throughout the states and annual periods of wildfire danger increase the probability of planned and unplanned power outages in the communities where we work and live. While this danger has a low-assessed risk of disrupting normal business operations, it has the potential impact on employees’ abilities to commute to work or to work from home and stay connected effectively. Climate-related events, including the increasing frequency of extreme weather events and their impact on the U.S., the Philippines, Malaysia and other major regions’ critical infrastructure, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers, and may cause us to experience higher attrition, losses, and additional costs to maintain or resume operations.
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
Our operations and performance depend on worldwide economic and political conditions. These conditions have been adversely impacted by continued global economic uncertainty, political instability and military hostilities in multiple geographies, monetary and financial uncertainties in Europe and other international countries, global health pandemics, rising interest rates, and domestic and global inflationary trends. These include potential reductions in the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries. These conditions have made and may continue to make it difficult for our customers and potential customers to afford our products, and could cause our customers to stop using our products or to use them less frequently. If that were to occur, our revenue may decrease and our performance may be negatively impacted. We expect continued uncertainty and potential political disputes between countries, which could have adverse operation and economic impacts on our business.
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
Our revenues and operating results may fluctuate significantly from quarter to quarter. We believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied on as an indication of our future performance. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the trading price of our common stock could decline substantially. In addition to the other risk factors set forth herein, factors that might cause quarterly fluctuations in our operating results include:
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
•our failure to continue the commercialization of any of our products;
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
In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from security incidents were immaterial. As a result, we do not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected us, our results of operations and financial condition. However, as discussed under “Risk Factors” in Part I, Item 1A of this Annual Report, cybersecurity threats pose multiple risks to us, including potentially to our results of operations and financial condition. See “Risk Factors — Risks Related to Privacy and Security.” As cybersecurity threats become more frequent, sophisticated and coordinated, it is reasonably likely that we will be required to expend greater resources as we pursue our strategy of continuously modifying and enhancing our protective measures while developing and commercializing products that incorporate our CGM technologies and integrate with the insulin delivery systems or data platforms of our partners. The technology integration and cloud-based depository platforms we continue to focus on can make us more vulnerable to cybersecurity threats, thereby making our pursuit of such strategies more costly.
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

The Technology Committee, comprised of independent Board members, is responsible for reviewing cybersecurity, privacy, data protection and other major technology risk exposures of the Company, the steps management has taken to monitor and control such exposures, and the Company’s compliance with applicable cybersecurity and data privacy laws and industry standards. These reviews are provided at least annually. The Technology Committee receives management updates and reports, primarily through the Company’s Cybersecurity and Privacy Committee, a multidisciplinary team responsible for the overall governance, decision-making, risk management, awareness and compliance for cybersecurity and privacy activities across the Company.
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
Members of the Cybersecurity and Privacy Committee have broad ranges of expertise and experience in information technology and security. Our ISO, a co-chair of the committee, has over fifteen years of experience in the field of information security management, having previously led security operations and infrastructure and IT functions for a public university campus and a non-profit organization, and holds several licenses and certifications relating to information security, including a Certified Information Systems Security Manager from the Information Systems Audit and Control Association (ISACA), a Certified Information Systems Security Professional (CISSP) from the International Information Security System Security Certification Consortium (ISC2) and several technical cybersecurity certifications from the Global Information Assurance Certification (GIAC). Our PSO, also a co-chair of the committee, has over twenty-five years of previous experience in cyber security architecture and cyber security management for a number of large Fortune 500 technology companies and holds several certifications including CISSP from the International Information Security System Security Certification Consortium, C-CISO from EC-Council, Numerous certifications from Microsoft, CISCO, Juniper, Checkpoint among others and has completed several advanced GIAC security classes from the SANS Institute.
Our ISO reports directly to our Senior Vice President, Chief Information Officer (CIO), who is a member of the committee. She has held this role at Dexcom since 2024 and is responsible for global information technology at Dexcom. Our CIO brings 30 years of diverse strategic and operational experience in IT management, data engineering, AI, digital, ecommerce, infrastructure modernization and supply chain. Prior to Dexcom, our CIO served as Senior Vice President, Chief Information Officer at Bausch + Lomb. Additionally, our CIO has held transformational roles at Johnson & Johnson, Bristol Myers Squibb, American Standard and Price Waterhouse Coopers. She holds a Bachelor of Science degree in Economics and Management Information Systems from the University of Delaware. Our Executive Vice President, Chief Technology Officer (CTO) is also a member of the committee. Our CTO has held this role since 2022 and has 25 years of experience spanning consumer electronics, data storage, IoT and broadband industries. From 2011 to 2022 he worked at Technicolor (now known as Vantiva), most recently serving as Chief Technology Officer and General Manager of the Broadband Business Division. In addition to an MBA, he holds a Master of Science in Mechanical Engineering and a Bachelor of Mechanical Engineering.
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

ITEM 2 - PROPERTIES
We lease real property to support our business, including manufacturing, research and development, sales, marketing and administration. We believe our facilities are suitable and adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. The following table sets forth the locations of our manufacturing facilities:

Location	Lease Expiration Dates
San Diego, California	2028 (1)
Mesa, Arizona	2030 (2)
Penang, Malaysia	2082 (3)
Athenry, Ireland	3023 (4)

(1) Excludes a renewal that would be at our option to extend the term of a lease expiring in 2028 for one additional three to five-year term.
(2) Excludes renewals that would be at our option to extend the term of a lease expiring in 2028 for four additional five-year terms and also excludes renewals that would be at our option to extend the term of a lease expiring in 2030 for two additional five-year terms.

(3) Represents 60-year land leases with the state authority expiring at varying dates through 2082.
(4) Represents a 999-year land lease with the Industrial Development Agency of Ireland.
Our headquarters, research and development, and certain of our manufacturing operations are located in San Diego, California. In addition, the construction of a new manufacturing facility in Athenry, Ireland is underway. We also lease various manufacturing, administrative, warehouse and customer support real properties throughout the world.
As of December 31, 2024, we had approximately 80,600 square feet of laboratory space and approximately 159,600 square feet of controlled environment rooms.

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
Litigation and Settlement with Abbott
From June 2021 through December 2024, we and certain Abbott Diabetes Care, Inc. (“Abbott”) entities served patent infringement complaints against each other in multiple jurisdictions against certain continuous glucose monitoring products of each company.
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
In response to the lawsuits initiated by Abbott in the United Kingdom, Dexcom also filed patent infringement counterclaims in the Business and Property Courts of England and Wales. Three trials on liability were conducted in the United Kingdom. On October 18, 2023 and June 28, 2024, judgment was handed down in favor of Dexcom, finding the Abbott patents to be invalid and not infringed. On January 15, 2024, judgment was handed down invalidating both Abbott and Dexcom’s patents.

In December 2021, Abbott filed a breach of contract lawsuit against Dexcom in the United States (U.S.D.C., District of Delaware) alleging that Dexcom breached the parties’ Settlement and License Agreement dated July 2, 2014 (“SLA”). The U.S.D.C., District of Delaware consolidated Abbott’s breach of contract lawsuit with Dexcom’s patent infringement lawsuit which had been transferred from the U.S.D.C., Western District of Texas (“D3”). Dexcom asserted counterclaims that Abbott also breached the SLA. A jury trial on Abbott’s breach of contract claims commenced on July 10, 2023. On July 14, 2023, the jury verdict determined that Abbott was not licensed to thirteen claims of certain Dexcom patents and that Abbott was licensed to five claims. In April 2022, Abbott initiated the inter partes review (“IPR”) process on the asserted claims of Dexcom’s patents in D3. The U.S. Patent and Trademark Office (the “PTO”) denied institution of one of Dexcom’s patents and instituted IPR on the other four. Ultimately, in November 2023, the PTO issued its Final Written Decision, upholding claims of two Dexcom patents to be patentable, which cover factory calibration and certain alarms and alerts, and two to be unpatentable, which cover certain sensor code and sensor configurations.
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
Commencing in January 2024, patent infringement hearings between Abbott and Dexcom were scheduled to take place in Germany wherein each sought damages and injunctive relief against the other. All but one of Abbott’s offensive hearings were either stayed or cancelled entirely due to parallel invalidity proceedings and nullity decisions. After a February 28, 2024 hearing in Munich wherein Abbott asserted patent infringement claims against Dexcom, Dexcom received a favorable non-infringement decision. On July 24, 2024, Dexcom received a decision from the Munich court related to the July 3, 2024 hearing, staying our offensive infringement proceedings pending the outcome of an opposition proceeding. On July 31, 2024, Dexcom received a decision from the Munich courts related to hearings in April 2024, dismissing our claims for infringement. On November 6, 2024, Dexcom received a favorable decision from the Munich District Court, finding Abbott infringes Dexcom’s patent and granting an injunction regarding Abbott’s LibrLinkUp application in Germany. Under the Settlement Agreement described below, Abbott obtained a license to such patent and the injunction no longer applies.
In July 2024, after hearings in May and June in the Paris and Munich divisions of the UPC, each division issued a decision revoking our patents asserted against Abbott.
On December 20, 2024, Dexcom and Abbott entered into a settlement and patent cross license agreement (the “Settlement Agreement”) to resolve all outstanding patent litigation between the parties (the “Litigation”).
Under the terms of the Settlement Agreement, Dexcom granted Abbott and its affiliates, and Abbott and its affiliates granted Dexcom and its affiliates, a worldwide, royalty-free, non-exclusive, fully paid-up license to certain patents and patent applications relating to analyte sensing, including to all the patents asserted in the Litigation. The Settlement Agreement does not obligate Dexcom or Abbott to pay any royalties or any other form of financial compensation.
As part of the Settlement Agreement, each party, on behalf of itself and its affiliates, has also (i) entered into a covenant not to sue until December 20, 2034; and (ii) agreed on behalf of themselves and their affiliates to refrain from challenging the patents and patent applications licensed under the Settlement Agreement for periods of time which vary depending on the relevant patents or patent applications.
The description of the Settlement Agreement contained herein is qualified in its entirety by reference to the Settlement Agreement, a copy of which is filed as Exhibit 10.16 to this Annual Report on Form 10-K.

Securities Class Action Litigation
Between August 21 and October 9, 2024, three substantially similar putative class action complaints were filed against us and certain of our executive officers in the United States District Court for the Southern District of California. On December 13, 2024, the court appointed lead plaintiff court and consolidated the three actions (now captioned In Re: Dexcom, Inc. Class Action Securities Litigation, Lead Case No.: 24-cv-1485-RSH-VET). On January 27, 2025, lead plaintiff filed a consolidated complaint. The consolidated complaint alleges violations of the Securities Exchange Act against us and certain of our current and former executive officers for allegedly making false and misleading statements between April 28, 2023 and July 25, 2024, with respect to our expected revenue for fiscal 2024 and ability to capitalize on our growth potential. Our deadline to respond to the consolidated complaint is March 13, 2025.
Derivative Actions
Between September 13 and October 16, 2024, two putative stockholders filed derivative lawsuits against us and certain of our current and former executive officers and directors in the United States District Court for the Southern District of California. The derivative complaints allege factual allegations largely tracking allegations made in the Securities Class Action Litigation and seek, among other things, damages and restitution to be paid to the Company by the individual defendants, punitive damages, and attorney’s fees and costs. On December 16, 2024, the court issued an order (i) consolidating the derivative actions, (ii) appointing lead counsel in the consolidated action (captioned In Re: Dexcom, Inc. Stockholder Derivative Litigation, Lead Case No.: 24-cv-1645-RSH-VET), and (iii) staying the consolidated action until the court’s resolution of any motions to dismiss in the Securities Class Action Litigation.
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
Stockholders
We had approximately 25 stockholders of record as of February 6, 2025. The number of beneficial owners of our common stock at that date was substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future.
Recent Sales of Unregistered Securities
All unregistered sales of equity securities have been previously disclosed in a Form 10-Q or a current report on Form 8-K for the fiscal year ended December 31, 2024.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Neither we nor any affiliated purchaser repurchased any of our equity securities during the quarter ended December 31, 2024.

Company Stock Price Performance
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total returns on the S&P Health Care Equipment Select Industry index and the S&P 500 index over the five-year period ended December 31, 2024. The graph assumes that $100 was invested in Dexcom common stock and in each of the other indices on December 31, 2019 and that all dividends were reinvested. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Dexcom’s common stock.
The graph below and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
AMONG DEXCOM, INC., THE S&P 500, AND THE S&P HEALTH CARE EQUIPMENT

$300
$250
$200
$150
$100
$50
Index Value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Fiscal Year Ending
DexCom, Inc.
S&P 500
S&P Health Care Equipment

* $100 invested on December 31, 2019 in stock or index, including reinvestment of any dividends.

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
We received approval from the Food and Drug Administration, or FDA, and commercialized our first product in 2006. We launched our latest generation systems, the Dexcom G6 integrated Continuous Glucose Monitoring System, or G6, in 2018, and we launched the Dexcom G7, or G7, in 2023. In August 2024, we launched Stelo, our new biosensor designed for adults with prediabetes and Type 2 diabetes who do not use insulin, as the first over-the-counter glucose biosensor in the U.S.
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

Partnerships: We also continue to pursue and support development partnerships with insulin pump companies and companies or institutions developing insulin delivery systems, including automated insulin delivery systems. With the introduction of Stelo, we are also pursuing and supporting development partnerships with consumer technology product companies that seek to provide metabolic health insights to their customers.

New Opportunities: We are also exploring how to extend our offerings to other opportunities, including for people with pre-diabetes, people who are obese, people who are pregnant, and people in the hospital setting. Eventually, we may apply our technological expertise to products beyond glucose monitoring.

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
Pharmacy Rebates
We estimate pharmacy rebates based on contractual arrangements, estimates of products sold subject to rebate, known events or trends, and channel inventory data. Estimates associated with pharmacy rebates are the most significant component of our variable consideration estimates and most at risk for material adjustment because of the time delay between the recording of the pharmacy rebate and its ultimate settlement, an interval that generally ranges from 30 to 90 days, but can last up to one year. Due to this time lag, in any given period, our adjustments to reflect actual amounts can incorporate changes of estimates related to prior periods.
Historically, adjustments to these estimates to reflect actual results or updated expectations, have not been material to our overall business and generally have been less than 1% of revenue. An increase or decrease of 1% in our estimate of products sold subject to rebate during 2024, holding all other assumptions constant, would increase or decrease revenue by approximately $38.7 million.
For more information, see Note 1 “Organization and Significant Accounting Policies—Revenue Recognition” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
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

We use the asset and liability approach to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities as described in Note 1 “Organization and Significant Accounting Policies—Income Taxes” to the consolidated financial statements in Part II, Item 8 of this Annual Report. Significant judgment is required to evaluate the need for a valuation allowance against deferred tax assets. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon future earnings in applicable tax jurisdictions. We maintain a valuation allowance on our California research and development tax credits, foreign tax credits and certain foreign intangible assets, as it is more likely than not that those deferred tax assets will not be realized.
We recognize and measure benefits for uncertain tax positions using a two-step approach as described in Note 1 “Organization and Significant Accounting Policies—Income Taxes” to the consolidated financial statements in Part II, Item 8 of this Annual Report. Significant judgment is required to evaluate uncertain tax positions and is based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.
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
Key Highlights for fiscal 2024 include the following:

Revenue	Gross Profit	Operating Income	Net Income	Operating Cash Flow
$4.03 billion	$2.44 billion	$600.0 million	$576.2 million	$989.5 million
up 11% from 2023	up 7% from 2023	up 0.4% from 2023	up 6% from 2023	up 32% from 2023

We ended fiscal 2024 with cash, cash equivalents and short-term marketable securities totaling $2.58 billion.

Results of Operations

Financial Overview
For discussion related to the results of operations and changes in financial condition for fiscal 2023 compared to fiscal 2022 refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2023 Annual Report on Form 10-K, which was filed with the SEC on February 8, 2024.

Twelve Months Ended December 31, 2024 Compared to Twelve Months Ended December 31, 2023
	Twelve Months Ended December 31,				2024 - 2023
(In millions, except per share amounts)	2024	% of Revenue (1)	2023	% of Revenue (1)	$ Change	% Change
Revenue	$4,033.0	100.0%	$3,622.3	100.0%	$410.7	11%
Cost of sales	1,594.8	39.5%	1,333.4	36.8%	261.4	20%
Gross profit	2,438.2	60.5%	2,288.9	63.2%	149.3	7%
Operating expenses:
Research and development	552.4	14%	505.8	14%	46.6	9%
Selling, general and administrative	1,285.8	32%	1,185.4	33%	100.4	8%
Total operating expenses	1,838.2	46%	1,691.2	47%	147.0	9%
Operating income	600.0	15%	597.7	17%	2.3	—%
Other income (expense), net	109.0	3%	112.7	3%	(3.7)	(3)%
Income before income taxes	709.0	18%	710.4	20%	(1.4)	—%
Income tax expense (benefit)	132.8	3%	168.9	5%	(36.1)	(21)%
Net income	$576.2	14%	$541.5	15%	$34.7	6%

Basic net income per share	$1.46	**	$1.40	**	$0.06	4%
Diluted net income per share	$1.42	**	$1.30	**	$0.12	9%

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

Twelve Months Ended December 31, 2024 Compared to Twelve Months Ended December 31, 2023

	Twelve Months Ended December 31,				2024 - 2023
	2024		2023		Change in Revenues
(In millions)	Revenue	% of Total	Revenue	% of Total	$	%
United States	$2,889.8	72%	$2,625.3	72%	$264.5	10%
International	1,143.2	28%	997.0	28%	146.2	15%
Total Revenue	$4,033.0	100%	$3,622.3	100%	$410.7	11%

Twelve Months Ended December 31, 2024 Compared to Twelve Months Ended December 31, 2023

Revenue
The revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base. We added approximately 500,000 - 600,000 net users, excluding Stelo customers, to our worldwide customer base in 2024. The increase in revenue was offset by pricing headwinds due to greater rebate eligibility and channel mix.

Disposable sensor and other revenue comprised approximately 95% of total revenue and Reusable Hardware revenue comprised approximately 5% of total revenue for the twelve months ended December 31, 2024. Disposable sensor and other revenue comprised approximately 90% of total revenue and Reusable Hardware revenue comprised approximately 10% of total revenue for the twelve months ended December 31, 2023.

Cost of sales & Gross profit
Cost of sales and gross profit increased primarily due to an increase in sales volume driven by the addition of approximately 500,000 - 600,000 net users, excluding Stelo customers, to our worldwide customer base in 2024.

The decrease in gross profit margin percentage in 2024 compared to 2023 was primarily driven by product and channel mix changes, higher freight costs, and non-cash charges including a $22.7 million inventory build charge, and $20.6 million in inventory damaged in transit and certain build configurations that lowered production yield.

Twelve Months Ended December 31, 2024 Compared to Twelve Months Ended December 31, 2023

Research and development expense
Research and development expense increased primarily due to $20.5 million in compensation and related costs due to higher headcount, $11.2 million in clinical trials, supplies and other support costs, and $5.9 million in software and data costs.

We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.

Selling, general and administrative expense
Selling, general and administrative expense increased primarily due to $33.5 million in advertising and marketing costs, $30.7 million in compensation and related costs due to higher headcount, $18.0 million in software and data costs, and $10.1 million in travel related expenses.

Income tax expense
The income tax expense recorded for the twelve months ended December 31, 2024 was primarily attributable to income tax expense from normal, recurring operations, partially offset by excess tax benefits recognized for share-based compensation for employees, net of nondeductible executive compensation, the Verily milestone payment, the impacts of certain foreign tax return filings and generation of research and development tax credits.

The income tax expense recorded for the twelve months ended December 31, 2023 was primarily attributable to income tax expense from normal, recurring operations, as well as income taxes related to an intra-entity transfer of certain intellectual property partially offset by excess tax benefits recognized for share-based compensation for employees (net of disallowed executive compensation) and the Verily milestone payment, and generation of research and development tax credits.

The decrease in our effective tax rate for the twelve months ended December 31, 2024 compared to the same period in 2023 is primarily attributable to impacts of the prior year tax restructuring and the Verily milestone payment.

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
Main Sources of Liquidity
Cash, cash equivalents and short-term marketable securities
Our cash, cash equivalents and short-term marketable securities totaled $2.58 billion as of December 31, 2024. None of those funds were restricted and $2.36 billion (approximately 92%) of those funds were located in the United States.
Cash flows from Operations
For the twelve months ended December 31, 2024, we had positive cash flows of $989.5 million from operating activities. We anticipate that we will continue to generate positive cash flows from operations for the foreseeable future.
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
Amended Credit Agreement
As of December 31, 2024, we had no outstanding borrowings, $7.7 million in outstanding letters of credit, and a total available balance of $192.3 million under the Amended Credit Agreement. We monitor counterparty risk associated with the institutional lenders that are providing the Credit Facility. We currently believe that the Credit Facility will be available to us should we choose to borrow under it. Revolving loans will be available for general corporate purposes, including working capital and capital expenditures. See Note 5 “Debt” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information on the Amended Credit Agreement.
Short-term Liquidity Requirements
Our short-term liquidity requirements primarily consist of regular operating costs, interest payments related to our senior convertible notes, capital expenditures for the development of our manufacturing facilities and office spaces, and short-term material cash requirements as described below. As of December 31, 2024, we had a working capital ratio of 1.47 and a quick ratio of 1.22, which indicates that our current assets are more than enough to cover our short-term liabilities. We expect to incur significant capital expenditures for the next year as we continue to invest in equipment and our manufacturing facilities.
As of December 31, 2024, we have outstanding senior convertible notes classified as current that will mature in November 2025. However, the outstanding principal of our senior convertible notes could be converted into cash and/or shares of our common stock prior to maturity once certain conditions are met. See Note 5 “Debt—Senior Convertible Notes” to the consolidated financial statements in Part II, Item 8 of this Annual Report for information on conversion rights prior to maturity.

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
Long-term Liquidity Requirements
Our long-term liquidity requirements primarily consist of interest and principal payments related to our senior convertible notes, capital expenditures for the development of our manufacturing facilities and office spaces, and long-term material cash requirements as described below. As of December 31, 2024, we had a debt-to-assets ratio of 0.38, which indicates that our total assets are more than enough to cover our short-term and long-term debts. As demand grows for our products, we will continue to expand global operations to meet demand through investments in manufacturing and operations. We expect to meet our long-term liquidity requirements from our main sources of liquidity as described above to support our future operations, capital expenditures, acquisitions, and other liquidity requirements associated with our operations beyond the next 12 months.
As of December 31, 2024, we have outstanding senior convertible notes classified as long-term that will mature in May 2028. However, the outstanding principal of our senior convertible notes could be converted into cash and/or shares of our common stock prior to maturity once certain conditions are met. See Note 5 “Debt—Senior Convertible Notes” to the consolidated financial statements in Part II, Item 8 of this Annual Report for information on conversion rights prior to maturity.
Material Cash Requirements
From time to time in the ordinary course of business, we enter into a variety of purchase arrangements including but not limited to, purchase arrangements related to capital expenditures, components used in manufacturing, and research and development activities. See Note 6 “Leases and Other Commitments—Purchase Commitments” to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information.
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
As market conditions warrant, we may, from time to time, repurchase our outstanding debt securities or shares of our common stock, in the open market, in privately negotiated transactions, by exchange transaction or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity and other factors and may be commenced or suspended at any time. The amounts involved and total consideration paid may be material. See Note 9 “Stockholder’s Equity—Share Repurchase Program and Treasury Shares” to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information about our 2024 Share Repurchase Program.
See Note 5 “Debt” to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information about the terms of the Amended Credit Agreement, our senior convertible notes, and the 2028 Capped Calls.
We are party to various leasing arrangements, primarily for office, manufacturing and warehouse space that expire at various times through December 2030, excluding any renewal options. We also have land leases in Penang, Malaysia that expire in 2082 and Athenry, Ireland that expire in 3023 related to our international manufacturing facilities. We anticipate incurring significant expenditures related to the build-out of our manufacturing facilities and investment in equipment. See Note 6 “Leases and Other Commitments—Leases” to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information about our leases.

Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated. See the consolidated financial statements in Part II, Item 8 of this Annual Report for the complete consolidated statements of cash flows for these periods.

Cash Flows Summary
$1,500.0 M
$1,000.0 M
$500.0 M
$— M
$(500.0) M
$(1,000.0) M
$989.5 M
$(207.5) M
$(734.8) M
$748.5 M
$(507.2) M
$(318.6) M
YTD 2024
YTD 2023
Operating Cash Flows
Investing Cash Flows
Financing Cash Flows

As of December 31, 2024, we had $2.58 billion in cash, cash equivalents and short-term marketable securities, which is a decrease of $144.7 million compared to $2.72 billion as of December 31, 2023.
The primary cash flows during the twelve months ended December 31, 2024 and 2023 are described below. See the consolidated financial statements in Part II, Item 8 of this Annual Report for complete consolidated statements of cash flows for these periods.

Twelve Months Ended
		December 31, 2024		December 31, 2023
Operating Cash Flows	+	$576.2 million of net income and $304.5 million of net non-cash adjustments, and a net increase of $108.8 million in changes of working capital balances	+	$541.5 million of net income and $203.8 million of net non-cash adjustments, and a net increase of $3.2 million in changes of working capital balances
		Net non-cash adjustments were primarily related to share-based compensation and depreciation and amortization.		Net non-cash adjustments were primarily related to share-based compensation and depreciation and amortization.

Investing Cash Flows	+	$248.1 million in net proceeds from marketable securities	-	$253.0 million in net purchases of marketable securities
	-	$358.8 million in capital expenditures	-	$236.6 million in capital expenditures
	-	$81.3 million in purchases of non-marketable equity securities	-	$19.5 million in purchases of non-marketable equity securities

Financing Cash Flows	+	$28.2 million in proceeds from issuance of common stock under our employee stock plans	+	$1.23 billion in proceeds from issuance of senior convertible notes, net of issuance costs
	-	$750.0 million in purchases of treasury stock	+	$26.6 million in proceeds from issuance of common stock under our employee stock plans
			-	$787.3 million in payments for conversions of senior convertible notes
			-	$688.7 million in purchases of treasury stock
			-	$101.3 million in purchases of capped call transactions

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

We are exposed to additional foreign currency exchange risk related to our foreign operations as we are now manufacturing internationally and as our business continues to increase in markets outside of the United States. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results, including income and losses as well as assets and liabilities in addition to risks to our revenues, revenue growth rates, and gross profit margins.
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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required is set forth under “Report of Independent Registered Public Accounting Firm,” “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “ Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Stockholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” on pages F-10 to F-47 of this Annual Report and is incorporated into this Item 8 by reference.
The report of Dexcom’s independent registered public accounting firm (PCAOB ID:42) with respect to the above-referenced financial statements and their report on internal control over financial reporting are included in Item 8 and Item 9A of this Form 10-K. Their consent appears as Exhibit 23.1 of this Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Regulations under the Exchange Act require public companies to maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and timely communicated to management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation as of December 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of such date.
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
Our management, with the participation of the Chief Executive and Chief Financial Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an Independent Registered Public Accounting Firm, as stated in their report which is included herein.
The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of DexCom, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited DexCom, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, DexCom, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 14, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Diego, California
February 14, 2025

ITEM 9B - OTHER INFORMATION
Trading Plans
During the three months ended December 31, 2024, no Section 16 officers or directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K of the Exchange Act).

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
We have adopted a written code of ethics for financial employees that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other employees of the finance department designated by our Chief Financial Officer. This code of ethics, titled the “Code of Conduct and Business Ethics”, is publicly available on our Internet website at https://investors.dexcom.com/governance/governance-documents. The information contained on our Internet website is not incorporated by reference into this Annual Report on Form 10-K. When required by the rules of Nasdaq, or the SEC, we will disclose any future amendment to, or waiver of, any provision of the code of ethics for our principal executive officer and principal financial officer or any member or members of our board of directors on our website within four business days following the date of such amendment or waiver.
The information concerning the Audit Committee of the Board of Directors required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Committees of the Board and Meetings” and “Meetings of the Board of Directors; Director Attendance.”
The information concerning material changes to the procedures by which stockholders may recommend nominees to the Board of Directors required by this Item is incorporated by reference to information set forth in the Proxy Statement.
The information concerning the Company’s insider trading policies and compliance with Section 16(a) required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Insider Trading Policy; Anti-Hedging” and “Delinquent Section 16(a) Reports”, respectively.

ITEM 11 - EXECUTIVE COMPENSATION
The information required by this Item concerning executive compensation and our Compensation Committee is incorporated by reference to the sections in the Proxy Statement entitled “Executive Compensation,” “2024 Summary Compensation Table,” “Grants of Plan-Based Awards for 2024,” “Outstanding Equity Awards at December 31, 2024,” “2024 Option Exercises and Stock Vested,” “Executive Nonqualified Deferred Compensation Plan,” “Severance and Change in Control Arrangements,” “2024 Director Compensation Table,” “Risks from Compensation Policies and Practices,” “Chief Executive Officer Pay Ratio,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item with respect to director independence is incorporated by reference to the section in the Proxy Statement entitled “Director Independence.”
The information concerning certain relationships and related transactions required by this Item is incorporated by reference to the section in the Proxy Statement entitled “Certain Transactions With Related Persons.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information concerning principal accountant fees and services required by this Item is incorporated by reference to the section in the Proxy Statement entitled “Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm.”

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
3. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Date of First Filing	Exhibit Number
3.1	Restated Certificate of Incorporation of DexCom, Inc.	8-K	000-51222	June 10, 2022	3.1
3.2	Amended and Restated Bylaws of DexCom, Inc.	10-Q	000-51222	October 24, 2024	3.1
4.1	Form of Specimen Certificate for DexCom, Inc. common stock.	S-1/A	333-122454	March 24, 2005	4.01
4.2	Indenture, dated November 30, 2018, between DexCom, Inc. and U.S. Bank National Association (including the form of 0.75% Convertible Senior Notes due 2023).	8-K	000-51222	December 3, 2018	4.1
4.3	Indenture, dated May 14, 2020, between DexCom, Inc. and U.S. Bank National Association (including the form of 0.25% Convertible Senior Notes due 2025).	8-K	000-51222	May 15, 2020	4.1
4.4	Indenture, dated May 5, 2023, between DexCom, Inc. and U.S. Bank Trust Company, National Association (including the form of 0.375% Convertible Senior Notes due 2028).	8-K	000-51222	May 5, 2023	4.1
4.5	Description of Securities Registered Under Section 12 of the Exchange Act.					X
10.1*	Offer letter between DexCom, Inc. and Kevin Sayer, dated May 3, 2011.	10-Q	000-51222	August 3, 2011	10.28
10.2	Sublease between DexCom, Inc. and Entropic Communications, LLC, dated February 1, 2016.	10-Q	000-51222	April 27, 2016	10.36
10.3*	DexCom, Inc. Executive Deferred Compensation Plan.	8-K	000-51222	June 4, 2019	10.02
10.4**	Third Amendment to Office Lease between DexCom, Inc. and John Hancock Life Insurance Company, dated January 9, 2019.	10-K	000-51222	February 13, 2020	10.40

10.5*	Form of Indemnity Agreement between DexCom, Inc. and each of its directors and executive officers.	10-K	000-51222	February 11, 2021	10.43
10.6*	DexCom, Inc. Incentive Bonus Plan.	8-K	000-51222	March 17, 2021	10.1
10.7	Second Amended and Restated Credit Agreement dated October 13, 2021 by and among DexCom, Inc., Bank of America, Silicon Valley Bank and Union Bank, and JPMorgan Chase Bank, as Administrative Agent.	10-K	000-51222	February 14, 2022	10.39
10.8	Office Lease Agreement, dated March 31, 2006, between DexCom, Inc. and Kilroy Realty, L.P., as amended on August 18, 2010 and October 1, 2014.	10-K	000-51222	February 9, 2023	10.09
10.9**	Fourth Amendment to Office Lease between DexCom, Inc. and Sequence Tech. Center CA LLC, dated September 9, 2019, as amended on October 21, 2019, May 25, 2021, and December 23, 2022.	10-K	000-51222	February 9, 2023	10.18
10.10*	DexCom, Inc. Amended and Restated Severance and Change in Control Plan.	8-K	000-51222	May 19, 2023	10.1
10.11	First Amendment to Second Amended and Restated Credit Agreement, dated June 1, 2023 by and between DexCom, Inc. and JPMorgan Chase Bank National Association.	10-Q	000-51222	July 27, 2023	10.06
10.12*	2015 Employee Stock Purchase Plan and forms of subscription agreements.	10-K	000-51222	February 8, 2024	10.12
10.13**	Amended and Restated Collaboration and License Agreement, dated November 20, 2018, by and between DexCom, Inc. and Verily Life Sciences LLC (formerly Google Life Sciences LLC).	10-K	000-51222	February 8, 2024	10.14
10.14**	Warrant Termination Agreement between DexCom, Inc. and Bank of America, N.A., dated February 13, 2024.	8-K	000-51222	February 15, 2024	10.1
10.15*	Severance Agreement and General Release, dated October 22, 2024, between DexCom, Inc. and Teri Lawver.					X
10.16**	Confidential Settlement and Patent License Agreement, dated December 20, 2024, between Abbott Diabetes Care Inc. and DexCom, Inc.					X
10.17*	Amended and Restated 2015 Equity Incentive Plan and forms of award agreements.					X
19.1*	Insider Trading Policy.					X
21.1	List of Subsidiaries.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (see signature page of this Form 10-K).					X

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X
32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X
97.1*	Compensation Recovery Policy.	10-K	000-51222	February 8, 2024	97.1
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)					X

*	Represents a management contract or compensatory plan, contract or arrangement.
**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
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

DEXCOM, INC. (Registrant)

Dated: February 14, 2025	By:	/s/ JEREME M. SYLVAIN
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

Signature	Title	Date
/s/ KEVIN R. SAYER	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 14, 2025
Kevin R. Sayer

/s/ JEREME M. SYLVAIN	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 14, 2025
Jereme M. Sylvain

/s/ MARK G. FOLETTA	Lead Independent Director	February 14, 2025
Mark G. Foletta

/s/ STEVEN R. ALTMAN	Director	February 14, 2025
Steven R. Altman

/s/ NICHOLAS AUGUSTINOS	Director	February 14, 2025
Nicholas Augustinos

/s/ RICHARD A. COLLINS	Director	February 14, 2025
Richard A. Collins

/s/ KAREN DAHUT	Director	February 14, 2025
Karen Dahut

/s/ RIMMA DRISCOLL	Director	February 14, 2025
Rimma Driscoll

/s/ BRIDGETTE P. HELLER	Director	February 14, 2025
Bridgette P. Heller

/s/ KYLE MALADY	Director	February 14, 2025
Kyle Malady

/s/ ERIC J. TOPOL	Director	February 14, 2025
Eric J. Topol, M.D.

DexCom, Inc.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of DexCom, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DexCom, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

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
San Diego, California
February 14, 2025

DexCom, Inc.
Consolidated Balance Sheets

	December 31,
	2024	2023
(In millions, except share and par value data)
Assets
Current assets:
Cash and cash equivalents	$606.1	$566.3
Short-term marketable securities	1,973.3	2,157.8
Accounts receivable, net	1,005.7	973.9
Inventory	542.6	559.6
Prepaid and other current assets	173.7	168.3
Total current assets	4,301.4	4,425.9
Property and equipment, net	1,339.9	1,113.1
Operating lease right-of-use assets	62.8	71.4
Goodwill	22.8	25.2
Intangibles, net	103.4	134.5
Deferred tax assets	481.2	419.4
Other assets	173.0	75.0
Total assets	$6,484.5	$6,264.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,585.1	$1,345.5
Accrued payroll and related expenses	112.0	171.0
Current portion of long-term senior convertible notes	1,204.4	—
Short-term operating lease liabilities	22.5	21.1
Deferred revenue	8.0	18.4
Total current liabilities	2,932.0	1,556.0
Long-term senior convertible notes	1,237.0	2,434.2
Long-term operating lease liabilities	65.0	80.1
Other long-term liabilities	147.9	125.6
Total liabilities	4,381.9	4,195.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 million shares authorized; no shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 800.0 million shares authorized; 408.9 million and 390.7 million shares issued and outstanding, respectively, at December 31, 2024; and 407.2 million and 385.4 million shares issued and outstanding, respectively, at December 31, 2023	0.4	0.4
Additional paid-in capital	2,093.8	3,514.6
Accumulated other comprehensive loss	(8.0)	(16.7)
Retained earnings	1,597.6	1,021.4
Treasury stock, at cost; 18.2 million shares at December 31, 2024 and 21.8 million shares at December 31, 2023	(1,581.2)	(2,451.1)
Total stockholders’ equity	2,102.6	2,068.6
Total liabilities and stockholders’ equity	$6,484.5	$6,264.5
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations

	Twelve Months Ended December 31,
	2024	2023	2022
(In millions, except per share data)
Revenue	$4,033.0	$3,622.3	$2,909.8
Cost of sales	1,594.8	1,333.4	1,026.7
Gross profit	2,438.2	2,288.9	1,883.1
Operating expenses:
Research and development	552.4	505.8	484.2
Selling, general and administrative	1,285.8	1,185.4	1,007.7
Total operating expenses	1,838.2	1,691.2	1,491.9
Operating income	600.0	597.7	391.2
Other income (expense), net	109.0	112.7	(0.4)
Income before income taxes	709.0	710.4	390.8
Income tax expense	132.8	168.9	49.6
Net income	$576.2	$541.5	$341.2

Basic net income per share	$1.46	$1.40	$0.88
Shares used to compute basic net income per share	393.6	386.0	389.4
Diluted net income per share	$1.42	$1.30	$0.82
Shares used to compute diluted net income per share	412.7	425.5	427.5
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Income

	Twelve Months Ended December 31,
	2024	2023	2022
(In millions)
Net income	$576.2	$541.5	$341.2
Other comprehensive income (loss), net of tax:
Translation adjustments and other	8.6	(9.2)	(9.8)
Unrealized gain (loss) on marketable debt securities	0.1	4.1	(2.3)
Total other comprehensive income (loss), net of tax	8.7	(5.1)	(12.1)
Comprehensive income	$584.9	$536.4	$329.1
See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In millions)	Shares	Amount
Balance at December 31, 2021	388.0	$0.4	$2,108.7	$0.5	$138.7	$(206.2)	$2,042.1
Issuance of common stock under equity incentive plans	1.6	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.3	—	22.5	—	—	—	22.5
Issuance of common stock in connection with achievement of regulatory approval milestone, net of issuance costs	2.9	—	(189.3)	—	—	189.2	(0.1)
Purchases of treasury stock	(6.6)	—	—	—	—	(557.7)	(557.7)
Tax benefit related to Senior Convertible Notes	—	—	(0.4)	—	—	—	(0.4)
Conversions of 2023 Notes	0.4	—	4.2	—	—	13.2	17.4
Benefit of note hedge upon conversions of 2023 Notes	(0.3)	—	33.5	—	—	(33.5)	—
Share-based compensation expense	—	—	126.5	—	—	—	126.5
Capitalization of sales-based milestones	—	—	152.4	—	—	—	152.4
Net income	—	—	—	—	341.2	—	341.2
Other comprehensive income, net of tax	—	—	—	(12.1)	—	—	(12.1)
Balance at December 31, 2022	386.3	0.4	2,258.1	(11.6)	479.9	(595.0)	2,131.8
Issuance of common stock under equity incentive plans	1.4	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.3	—	26.6	—	—	—	26.6
Issuance of common stock in connection with achievement of sales-based milestone, net of issuance costs	3.7	—	(323.4)	—	—	323.2	(0.2)
Purchases of treasury stock, including excise tax	(6.3)	—	(0.2)	—	—	(689.0)	(689.2)
Tax benefit related to Senior Convertible Notes	—	—	(4.4)	—	—	—	(4.4)
Conversions of 2023 Notes	12.2	—	(13.1)	—	—	—	(13.1)
Benefit of note hedge upon conversions of 2023 Notes	(12.2)	—	1,496.5	—	—	(1,490.3)	6.2
Purchase of capped call transactions, net of tax	—	—	(76.3)	—	—	—	(76.3)
Share-based compensation expense	—	—	150.8	—	—	—	150.8
Net income	—	—	—	—	541.5	—	541.5
Other comprehensive income, net of tax	—	—	—	(5.1)	—	—	(5.1)
Balance at December 31, 2023	385.4	0.4	3,514.6	(16.7)	1,021.4	(2,451.1)	2,068.6
Issuance of common stock under equity incentive plans	1.3	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.4	—	28.2	—	—	—	28.2
Issuance of common stock in connection with achievement of sales-based milestone, net of issuance costs	1.5	—	(188.1)	—	—	188.1	—
Purchases of treasury stock, including excise tax	(10.4)	—	—	—	—	(749.5)	(749.5)
Exercise and settlement of warrants	12.5	—	(1,431.3)	—	—	1,431.3	—
Share-based compensation expense	—	—	170.4	—	—	—	170.4
Net income	—	—	—	—	576.2	—	576.2
Other comprehensive income, net of tax	—	—	—	8.7	—	—	8.7
Balance at December 31, 2024	390.7	$0.4	$2,093.8	$(8.0)	$1,597.6	$(1,581.2)	$2,102.6
See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2024	2023	2022
(In millions)
Operating activities
Net income	$576.2	$541.5	$341.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	217.7	186.0	155.9
Share-based compensation	170.4	150.8	126.5
Non-cash interest expense	7.5	7.8	6.3
Deferred income taxes	(43.8)	(55.0)	(21.6)
Other non-cash income and expenses	(47.3)	(85.8)	34.5
Changes in operating assets and liabilities:
Accounts receivable, net	(35.0)	(260.1)	(199.9)
Inventory	12.4	(252.6)	49.3
Prepaid and other assets	(5.8)	19.3	(131.6)
Operating lease right-of-use assets and liabilities, net	(6.5)	(4.5)	(5.8)
Accounts payable and accrued liabilities	211.7	466.5	295.1
Accrued payroll and related expenses	(60.0)	37.2	8.5
Deferred revenue and other liabilities	(8.0)	(2.6)	11.1
Net cash provided by operating activities	989.5	748.5	669.5
Investing activities
Purchase of marketable securities	(2,576.3)	(3,200.4)	(2,266.3)
Proceeds from sale and maturity of marketable securities	2,824.4	2,947.4	2,127.8
Purchases of property and equipment	(358.8)	(236.6)	(364.8)
Acquisitions, net of cash acquired	—	—	(3.9)
Purchases of non-marketable equity securities	(81.3)	(19.5)	(14.5)
Other investing activities	(15.5)	1.9	0.2
Net cash used in investing activities	(207.5)	(507.2)	(521.5)
Financing activities
Net proceeds from issuance of common stock	28.2	26.6	22.5
Purchases of treasury stock	(750.0)	(688.7)	(557.7)
Proceeds from issuance of convertible notes, net of issuance costs	—	1,230.6	—
Purchases of capped call transactions	—	(101.3)	—
Payments for conversions of senior convertible notes	—	(787.3)	—
Other financing activities	(13.0)	1.5	(17.3)
Net cash used in financing activities	(734.8)	(318.6)	(552.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7.4)	1.5	(5.8)
Increase (decrease) in cash, cash equivalents and restricted cash	39.8	(75.8)	(410.3)
Cash, cash equivalents and restricted cash, beginning of period	567.5	643.3	1,053.6
Cash, cash equivalents and restricted cash, end of period	$607.3	$567.5	$643.3

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$606.1	$566.3	$642.3
Restricted cash	1.2	1.2	1.0
Total cash, cash equivalents and restricted cash	$607.3	$567.5	$643.3

	Twelve Months Ended December 31,
	2024	2023	2022
Supplemental disclosure of non-cash investing and financing transactions:
Shares issued for repurchase and conversions of senior convertible notes	$—	$1,501.9	$35.9
Shares received under note hedge upon conversion of 2023 Notes	$—	$(1,490.3)	$(33.5)
Acquisition of property and equipment included in accounts payable and accrued liabilities	$75.4	$53.2	$25.7
Supplemental cash flow information:
Cash paid during the year for interest	$11.4	$12.4	$12.2
Cash paid during the year for income taxes	$198.0	$212.3	$114.2
See accompanying notes

DexCom, Inc.
Notes to Consolidated Financial Statements
December 31, 2024

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
We invest in various types of debt securities, including debt securities in government-sponsored entities, corporate debt securities, U.S. Treasury securities, supranational securities, and commercial paper. We do not generally intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. See Note 3 “Fair Value Measurements” and Note 4 “Balance Sheet Details and Other Financial Information—Short-Term Marketable Securities” to the consolidated financial statements for more information on our marketable securities.

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

The following table sets forth the percentages of total revenue or gross accounts receivable for customers that represent 10% or more of the respective amounts for the periods shown:

	Revenue**			Gross Accounts Receivable
	Twelve Months Ended December 31,			As of December 31,
	2024	2023	2022	2024	2023
Customer A	40%	35%	32%	18%	20%
Customer B	*	*	11%	*	*
Customer C	35%	30%	26%	21%	23%
Customer D	42%	37%	29%	27%	27%
Customer E	*	*	10%	*	*
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
If the estimated fair value of a reporting unit exceeds the carrying amount of the net assets assigned to that unit, goodwill is not impaired and no further analysis is required. If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of the unit, we perform the second step of the impairment test. In this step we allocate the fair value of the reporting unit calculated in step one to all of the assets and liabilities of that unit, as if we had just acquired the reporting unit in a business combination. The excess of the fair value of the reporting unit over the total amount allocated to the assets and liabilities represents the implied fair value of goodwill. If the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference. We recorded no significant goodwill impairment charges for the twelve months ended December 31, 2024, 2023 or 2022.
The change in goodwill for the twelve months ended December 31, 2024 and 2023 primarily consisted of the divestiture of our non-diabetes distribution business and translation adjustments on our foreign currency denominated goodwill.

Intangible Assets and Other Long-Lived Assets
Intangible assets are included in intangibles and other assets, net in our consolidated balance sheets. We amortize intangible assets with a finite life, such as the customer relationships, acquired technology and intellectual property, trademarks and trade name, and other intangibles, on a straight-line basis over their estimated useful lives, which range from one to fourteen years. We review intangible assets that have finite lives and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We estimate the fair value of the asset based on the present value of future cash flows for those assets. If the carrying value of an asset exceeds its estimated fair value, we would record an impairment loss equal to the difference.

For transactions other than a business combination, we also capitalize as intangible assets the cost of certain milestones payable by us to collaborative partners and incurred at or after the product has obtained regulatory approval for marketing. The intangible assets associated with these milestones are amortized over the remaining estimated useful life of the underlying asset.
We recorded no significant intangible asset impairment charges for the twelve months ended December 31, 2024, 2023 or 2022.

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
We recognize income tax expense for basis differences related to global intangible low-taxed income (“GILTI”) as a period cost if and when incurred. GILTI is a category of income that is earned abroad by U.S.-controlled foreign corporations (CFCs) and is subject to special treatment under the U.S. tax code.

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
Variable Consideration
We include an estimate of variable consideration in the calculation of the transaction price at the time of sale, when control of the Components transfers to the customer. Variable consideration includes, but is not limited to: rebates, chargebacks, product returns provision, and prompt payment discounts. We classify these items as a reduction of accounts receivable when we are not required to make a payment and as a liability when we are required to make a payment.
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
Rebates
We are subject to rebates on pricing programs with managed care organizations, such as pharmacy benefit managers, governmental and third-party commercial payors, primarily in the U.S. We estimate rebates based on contractual arrangements, estimates of products sold subject to rebate, known events or trends and channel inventory data.
Chargebacks
We participate in chargeback programs, primarily with government entities in the U.S., under which pricing on products below negotiated list prices is provided to participating entities and equal to the difference between their acquisition cost and the lower negotiated price. We estimate chargebacks primarily based on historical experience on a product and program basis, current contract prices under the chargeback programs and channel inventory data.

Product Returns
In accordance with the terms of their distribution agreements, most distributors do not have rights of return. The distributors typically have a limited time frame to notify us of any missing, damaged, defective or non-conforming products. We estimate our product returns primarily based on historical experience by applying a historical return rate to the amounts of revenue estimated to be subject to returns. Additionally, we consider other specific factors such as estimated shelf life of inventory in the distribution channel and changes to customer terms.
Prompt Payment Discounts
We provide customers with prompt payment discounts, which may result in adjustments to the price that is invoiced for the product transferred, in the case that payments are made within a defined period. We estimate prompt payment discounts based on eligible sales and contractual discount rates.
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
Accounts receivable as of December 31, 2024 included unbilled accounts receivable of $15.2 million. We expect to invoice and collect all unbilled accounts receivable within twelve months.
We record deferred revenue when cash payments have been received prior to satisfaction of the related performance obligation.
Our performance obligations are generally satisfied within twelve months of the initial contract date. The deferred revenue balances related to performance obligations that will be satisfied after twelve months were $9.5 million as of December 31, 2024 and $7.4 million as of December 31, 2023. These balances are included in other long-term liabilities in our consolidated balance sheets.
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

Advertising Costs
We expense costs to produce advertising as we incur them whereas costs to communicate advertising are expensed when the advertising is first run. Advertising costs are included in selling, general and administrative expenses. Advertising expense was $194.2 million, $180.8 million and $160.6 million for the twelve months ended December 31, 2024, 2023 and 2022, respectively.

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

We value time-based restricted stock units, or RSUs, at the date of grant using the intrinsic value method. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals. We estimate the fair value of these performance/market-based RSUs, or PSUs, at the date of grant using the intrinsic value method and the probability that the specified performance criteria will be met. We update our assessment of the probability that the specified performance criteria will be achieved each quarter and adjust our estimate of the fair value of the PSUs if necessary. The Monte Carlo methodology that we use to estimate the fair value of PSUs at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the PSUs at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria.
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
The following table sets forth the computation of basic and diluted net income per share for the periods shown:

	Twelve Months Ended December 31,
	2024	2023	2022
(In millions, except per share data)
Net income	$576.2	$541.5	$341.2
Add back interest expense, net of tax attributable to assumed conversion of senior convertible notes	11.5	12.6	11.0
Net income - diluted	$587.7	$554.1	$352.2

Net income per common share
Basic	$1.46	$1.40	$0.88
Diluted	$1.42	$1.30	$0.82

Basic weighted average shares outstanding	393.6	386.0	389.4
Dilutive potential securities:
Collaborative sales-based milestones	0.2	0.7	—
RSUs and PSUs	0.7	1.1	1.0
Senior convertible notes	15.7	26.2	26.9
Warrants	2.5	11.5	10.2
Diluted weighted average shares outstanding	412.7	425.5	427.5
Outstanding anti-dilutive securities not included in the calculations of diluted net income per share attributable to common stockholders were as follows:

	Twelve Months Ended December 31,
(In millions)	2024	2023	2022
RSUs and PSUs	1.3	—	0.4

Recent Accounting Guidance
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, or CODM, and included within each reported measure of segment profit or loss. We adopted ASU 2023-07 in the fourth quarter of 2024 on a retrospective basis, reflecting the application of the new standard in each prior reporting period.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The ASU requires greater disaggregation of information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The ASU should be applied on a prospective basis although retrospective application is permitted. We are currently evaluating the impact of this standard on our disclosures.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The ASU requires disaggregated disclosure of certain costs and expenses in the notes of the financial statements. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The ASU should be applied on a prospective basis although retrospective application is permitted. We are currently evaluating the impact of this standard on our disclosures.
Recent Securities and Exchange Commission Final Rules Not Yet Implemented
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

In the fourth quarter of 2022, we received approval from the Food and Drug Administration and determined the achievement of the sales-based milestones to be probable. As such, we capitalized the full value of the sales-based milestones, $152.4 million, as an intangible asset. The sales-based milestones are contingent upon the achievement of certain revenue targets. The value of the sales-based milestones is based on: 1) 5.2 million shares of our common stock, as agreed upon in November 2018 and 2) our closing stock price on December 28, 2018 of $29.57 per share. December 28, 2018 is the date on which we obtained the necessary regulatory approvals and represents the date the performance- based awards were issued. The intangible asset will be amortized using the straight-line method over its estimated useful life of 64 months through March 2028. The related amortization expense is recognized in cost of sales in our consolidated statements of operations and disclosed in Note 4 “Balance Sheet Details and Other Financial Information—Intangibles, Net” to the consolidated financial statements in Part II, Item 8 of this Annual Report.
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
We estimate the fair values of our Level 3 financial instruments based on unobservable inputs and other estimation techniques due to the absence of quoted market prices and inherent lack of liquidity.
The following table summarizes financial assets that we measured at fair value on a recurring basis as of December 31, 2024, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$134.2	$—	$—	$134.2

Debt securities, available-for-sale:
U.S. government agencies (1)	—	1,150.1	—	1,150.1
Commercial paper	—	312.1	—	312.1
Corporate debt	—	511.1	—	511.1
Total debt securities, available-for-sale	—	1,973.3	—	1,973.3

Other long-term assets:
Convertible notes receivable	—	—	10.5	10.5
Other assets (2)	20.6	—	—	20.6

Total assets measured at fair value on a recurring basis	$154.8	$1,973.3	$10.5	$2,138.6
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
There were no transfers into or out of Level 3 securities during the twelve months ended December 31, 2024 and 2023.
Fair Value of Senior Convertible Notes
The fair value, based on trading prices (Level 1 inputs), of our senior convertible notes were as follows as of the dates indicated:

	Fair Value Measurements Using Level 1
(In millions)	December 31, 2024	December 31, 2023
Senior Convertible Notes due 2025	$1,163.7	$1,262.8
Senior Convertible Notes due 2028	1,122.3	1,281.8
Total fair value of outstanding senior convertible notes	$2,286.0	$2,544.6
For more information on the carrying values of our senior convertible notes, see Note 5 “Debt—Senior Convertible Notes” to the consolidated financial statements.
Foreign Currency and Derivative Financial Instruments
As we conduct business globally in many currencies, we are exposed to foreign exchange rate changes. To limit this exposure, we enter into foreign currency forward contracts to hedge monetary assets and liabilities denominated in foreign currencies. Our foreign currency forward contracts are not designated as hedging instruments. Therefore, changes in the fair values of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related foreign currency assets and liabilities. The duration of these contracts is generally one month. The derivative gains and losses are included in other income (expense), net in our consolidated statements of operations.
As of December 31, 2024 and December 31, 2023, the notional amounts of outstanding foreign currency forward contracts were $66.0 million and $71.0 million, respectively. The resulting impact on our consolidated financial statements from currency hedging activities was not significant for the twelve months ended December 31, 2024, 2023 and 2022.
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
We hold certain other investments that we do not measure at fair value on a recurring basis. The carrying values of these investments were $119.3 million as of December 31, 2024 and $38.5 million as of December 31, 2023. We include the carrying values of these investments in other assets in our consolidated balance sheets. It is impracticable for us to estimate the fair value of these investments on a recurring basis due to the fact that these entities are privately held and limited information is available. We monitor the information that becomes available from time to time and adjust the carrying values of these investments if there are identified events or changes in circumstances that have a significant effect on the fair values.
There were no significant impairment losses on assets and liabilities measured at fair value on a non-recurring basis during the twelve months ended December 31, 2024 and December 31, 2023. During the fourth quarter 2022, we vacated a leased building and made it available for sublease, resulting in an impairment of its asset group which consisted primarily of leasehold improvements and right-of-use asset. We recorded $23.0 million in impairment losses during the twelve months ended December 31, 2022. See Note 6 “Leases and Other Commitments” to the consolidated financial statements for more information.

4. Balance Sheet Details and Other Financial Information

Short-Term Marketable Securities
Short-term marketable securities, consisting of available-for-sale debt securities, were as follows as of the dates indicated:

	December 31, 2024
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies (1)	$1,149.4	$1.3	$(0.6)	$1,150.1
Commercial paper	312.2	—	(0.1)	312.1
Corporate debt	511.1	0.4	(0.4)	511.1
Total debt securities, available-for-sale	$1,972.7	$1.7	$(1.1)	$1,973.3
(1) Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.

	December 31, 2023
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies (1)	$1,611.8	$1.2	$(0.5)	$1,612.5
Commercial paper	184.8	—	(0.1)	184.7
Corporate debt	360.8	0.1	(0.3)	360.6
Total debt securities, available-for-sale	$2,157.4	$1.3	$(0.9)	$2,157.8
(1) Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.
As of December 31, 2024, the estimated market values of our short-term debt securities with contractual maturities up to 12 months and up to 18 months were $1.73 billion and $247.7 million, respectively. As of December 31, 2023, the estimated market value of our short-term debt securities with contractual maturities up to 12 months was $2.16 billion. Gross realized gains and losses on sales of our short-term debt securities for the twelve months ended December 31, 2024, 2023 and 2022 were not significant.
We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities at December 31, 2024 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Equity Investments
During the twelve months ended December 31, 2024, unrealized gains or losses on equity investments were not significant. During the twelve months ended December 31, 2023, and 2022, we had no unrealized gains or losses on equity investments. Realized gains from the sale of an equity investment were not significant for the twelve months ended December 31, 2024, 2023 and 2022.

Accounts Receivable

	December 31,
(In millions)	2024	2023
Accounts receivable	$1,014.9	$983.2
Less: allowance for doubtful accounts	(9.2)	(9.3)
Total accounts receivable, net	$1,005.7	$973.9
Reserve for prompt payment cash discounts recorded against accounts receivable, excluding allowance for doubtful accounts, was $17.3 million, $13.7 million, $8.3 million as of December 31, 2024, 2023, and 2022, respectively.

Inventory

	December 31,
(In millions)	2024	2023
Raw materials	$327.1	$319.5
Work-in-process	28.1	30.0
Finished goods	187.4	210.1
Total inventory	$542.6	$559.6
During the twelve months ended December 31, 2024, 2023 and 2022, we recorded excess and obsolete inventory charges of $53.5 million, $16.6 million and $13.9 million respectively, in cost of sales as a result of our ongoing assessment of sales demand, inventory on hand for each product and the continuous improvement and innovation of our products.

Prepaid and Other Current Assets

	December 31,
(In millions)	2024	2023
Prepaid expenses	$76.3	$58.7
Prepaid inventory	11.2	31.5
Deferred compensation plan assets	18.6	15.2
Income tax receivables	27.9	13.6
Other current assets	39.7	49.3
Total prepaid and other current assets	$173.7	$168.3

Property and Equipment

	December 31,
(In millions)	2024	2023
Land and land improvements	$53.1	$34.5
Building	291.0	190.5
Furniture and fixtures	40.2	36.9
Computer software and hardware	76.6	65.8
Machinery and equipment	908.9	683.3
Leasehold improvements	293.8	283.4
Construction in progress	354.6	328.1
Total cost	2,018.2	1,622.5
Less: accumulated depreciation and amortization	(678.3)	(509.4)
Total property and equipment, net	$1,339.9	$1,113.1
Depreciation expense related to property and equipment for the twelve months ended December 31, 2024, 2023 and 2022 was $181.2 million, $147.4 million and $144.1 million, respectively.
Loss on disposal of property and equipment during the twelve months ended December 31, 2024, 2023 and 2022 recorded in operating expenses was $5.1 million, $0.7 million and $2.2 million, respectively.

Intangibles, Net
The following table summarizes the components of gross intangible assets, accumulated amortization, and net intangible asset balances as of December 31, 2024 and December 31, 2023:

		December 31, 2024
(Dollars in millions)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Verily intangible asset (1)	3.3	$152.4	$(59.5)	$92.9
Customer relationships	1.8	17.5	(13.0)	4.5
Acquired technology and intellectual property (2)	7.2	19.6	(14.7)	4.9
Trademarks and trade name	1.6	3.8	(2.7)	1.1
Intangibles, other	0.0	0.2	(0.2)	—
Total	3.4	$193.5	$(90.1)	$103.4

		December 31, 2023
(Dollars in millions)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Verily intangible (1)	4.3	$152.4	$(31.0)	$121.4
Customer relationships	2.4	24.1	(15.0)	9.1
Acquired technology and intellectual property (2)	0.8	14.6	(12.6)	2.0
Trademarks and trade name	2.6	4.2	(2.2)	2.0
Intangibles, other	0.0	0.2	(0.2)	—
Total	4.1	$195.5	$(61.0)	$134.5

(1) See Note 2 “Development and Other Agreements” to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information.
(2) Excludes Verily intangible asset.
The following table presents the total amortization expense of finite-lived intangible assets for the twelve months ended December 31, 2024, 2023 and 2022:

	Twelve Months Ended December 31,
(In millions)	2024	2023	2022
Amortization expense included in cost of sales	$29.8	$30.5	$4.3
Amortization expense included in operating expenses	6.7	8.1	7.5
Total amortization of intangible assets	$36.5	$38.6	$11.8
The following table presents estimated future amortization of the Company’s finite-lived intangible assets as of December 31, 2024:

(In millions)
2025	$32.7
2026	31.5
2027	29.6
2028	7.6
2029	0.5
Thereafter	1.5
Total	$103.4

Other Assets

	December 31,
(In millions)	2024	2023
Non-marketable equity securities	$119.3	$38.5
Long-term deposits	13.8	14.4
Other assets	39.9	22.1
Total other assets	$173.0	$75.0

Accounts Payable and Accrued Liabilities

	December 31,
(In millions)	2024	2023
Accounts payable trade	$345.3	$276.4
Accrued tax, audit, and legal fees	38.4	42.6
Accrued rebates	1,135.9	950.7
Accrued warranty	5.9	12.6
Income tax payable	3.9	7.5
Deferred compensation plan liabilities	18.6	15.2
Other accrued liabilities	37.1	40.5
Total accounts payable and accrued liabilities	$1,585.1	$1,345.5

Accrued Payroll and Related Expenses

	December 31,
(In millions)	2024	2023
Accrued wages, bonus and taxes	$74.5	$139.8
Other accrued employee benefits	37.5	31.2
Total accrued payroll and related expenses	$112.0	$171.0

Accrued Warranty
Warranty costs are reflected in our statements of operations as cost of sales. Reconciliations of our accrued warranty costs for the twelve months ended December 31, 2024, 2023 and 2022 were as follows:

	Twelve Months Ended December 31,
(In millions)	2024	2023	2022
Beginning balance	$12.6	$12.8	$12.9
Charges to costs and expenses	47.2	51.5	43.0
Costs incurred	(53.9)	(51.7)	(43.1)
Ending balance	$5.9	$12.6	$12.8

Other Long-Term Liabilities

	December 31,
(In millions)	2024	2023
Finance lease obligations	$58.5	$58.6
Deferred revenue, long-term	9.5	7.4
Asset retirement obligation	17.0	15.7
Other tax liabilities	44.8	38.7
Other liabilities	18.1	5.2
Total other long-term liabilities	$147.9	$125.6

Other Income (Expense), Net

	Twelve Months Ended December 31,
(In millions)	2024	2023	2022
Interest and dividend income	$134.2	$135.0	$23.8
Interest expense	(19.0)	(20.3)	(18.6)
Other expense, net	(6.2)	(2.0)	(5.6)
Total other income (expense), net	$109.0	$112.7	$(0.4)

5. Debt

Senior Convertible Notes
The carrying amounts of our senior convertible notes were as follows as of the dates indicated:

	December 31,
(In millions)	2024	2023
Principal amount:
Senior Convertible Notes due 2025	$1,207.5	$1,207.5
Senior Convertible Notes due 2028	1,250.0	1,250.0
Total principal amount	2,457.5	2,457.5
Unamortized debt issuance costs	(16.1)	(23.3)
Carrying amount of senior convertible notes	$2,441.4	$2,434.2
For our senior convertible notes for which the if-converted value exceeded the principal amount, the amount in excess of principal was as follows as of the dates indicated:

	December 31,
(In millions)	2024	2023
Senior Convertible Notes due 2025	$—	$56.1
Senior Convertible Notes due 2028	—	33.6
Total by which the notes’ if-converted value exceeds their principal amount	$—	$89.7
The following table summarizes the components of interest expense and the effective interest rates for our senior convertible notes for the periods shown:

	Twelve Months Ended December 31,
(In millions)	2024	2023	2022
Cash interest expense:
Contractual coupon interest (1)	$7.7	$9.1	$8.8
Non-cash interest expense:
Amortization of debt issuance costs	7.2	7.3	5.9
Total interest expense recognized on senior notes	$14.9	$16.4	$14.7

Effective interest rate:
Senior Convertible Notes due 2023 (2)	*	1.1%	1.1%
Senior Convertible Notes due 2025	0.5%	0.5%	0.5%
Senior Convertible Notes due 2028	0.7%	0.7%	*

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
* Not applicable as no notes were outstanding in the relevant period.

Convertible Debt Summary
The following table summarizes key details of the 2023 Notes, 2025 Notes, and 2028 Notes:

Senior Convertible Notes	Offering Completion Date	Maturity Date	Stated Interest Rate	Aggregate Principal Amount Issued	Net Proceeds(1)	Initial Conversion Rate(2) (per $1,000 principal amount)	Conversion Price (per share)	Settlement Methods(3)

2023 Notes(4)	November 2018	December 1, 2023	0.75%	$850.0 million	$836.6 million	24.3476 shares	$41.07	Cash and/or shares

2025 Notes	May 2020	November 15, 2025	0.25%	$1.21 billion	$1.19 billion	6.6620 shares	$150.11	Cash and/or shares

2028 Notes	May 2023	May 15, 2028	0.375%	$1.25 billion	$1.23 billion	6.1571 shares	$162.41	Cash and/or shares

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
Conversion Activity for Senior Convertible Notes
The 2023 Notes matured on December 1, 2023 and all outstanding principal was settled. There was no conversion activity for the 2025 Notes or 2028 Notes for the twelve months ended December 31, 2024. See the following table for the details of conversion activity for the 2023 Notes for the fiscal year ended December 31, 2023:

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
Information related to availability and outstanding borrowings on our Amended Credit Agreement is as follows as of the date indicated:

December 31,
(In millions)	2024
Available principal amount	$200.0
Letters of credit sub-facility	25.0
Outstanding borrowings	—
Outstanding letters of credit	7.7
Total available balance	$192.3
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

Our obligations under the Amended Credit Agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of Dexcom and the guarantors, including all or a portion of the equity interests of our domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge). The Amended Credit Agreement contains covenants that limit certain indebtedness, liens, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents, and sale and leaseback transactions of Dexcom or any of its domestic subsidiaries. The Amended Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of December 31, 2024.
As of December 31, 2024, we have no other material guarantee facilities or lines of credit.

6. Leases and Other Commitments

Leases
We have leases for certain machinery and facilities, including office, manufacturing and warehouse space facilities under various domestic and international operating and finance lease arrangements. We also have land leases in Penang, Malaysia that expire through 2082 and in Athenry, Ireland that expire in 3023 for the build-out of our international manufacturing facilities. Our leases, excluding our land leases in Malaysia and Ireland, have remaining lease terms of up to sixteen years. Some of the leases include one or more options to extend the leases for up to five years per option. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
As of December 31, 2024, the maturities of our operating and finance lease liabilities were as shown in the table below:

(In millions)	Operating Leases	Finance Leases
2025	$26.8	$9.7
2026	26.1	8.8
2027	20.9	6.9
2028	15.9	5.4
2029	2.9	5.5
Thereafter	6.9	54.6
Total future lease cost	99.5	90.9
Less: Imputed interest	(12.0)	(26.0)
Present value of future payments	87.5	64.9
Less: Current portion	(22.5)	(6.4)
Long-term portion	$65.0	$58.5
Certain lease agreements require us to return designated areas of leased space to its original condition upon termination of the lease agreement, for which we record an asset retirement obligation and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. In subsequent periods, the asset retirement obligation is accreted for the change in its present value and the capitalized asset is depreciated, both over the term of the associated lease agreement. Asset retirement obligations of $17.0 million and $15.7 million as of December 31, 2024 and 2023, respectively, are included in other long-term liabilities in our consolidated balance sheets.
The components of lease expense for the twelve months ended December 31, 2024, 2023 and 2022 were as follows:

	Twelve Months Ended December 31,
(In millions)	2024	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$7.2	$6.5	$5.6
Interest on lease liabilities	3.4	3.2	3.3
Operating lease cost	22.4	22.9	22.6
Right-of-use asset impairment	—	—	6.3
Short-term lease cost	3.8	2.4	3.5
Variable lease cost	9.0	8.3	8.0
Total lease cost	$45.8	$43.3	$49.3

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
We determined the fair value of the asset group by discounting the estimated future cash flows using level 3 fair value inputs under ASC 820 as described in Note 1 “Organization and Significant Accounting Policies—Intangible Assets and Other Long-Lived Assets”. As a result of the impairment test, we recorded a non-cash charge of $23.0 million for the twelve months ended December 31, 2022 in the “Selling, general and administrative” caption of our consolidated statements of operations. The fair value of the asset group immediately subsequent to the impairment was $2.5 million and was categorized as Level 3 within the ASC 820, “Fair Value Measurements” fair value hierarchy.
Other information related to our leases is as follows:

	Twelve Months Ended December 31,
(Dollars in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27.5	$28.1	$26.0
Operating cash flows from finance leases	3.4	3.2	3.1
Financing cash flows from finance leases	13.0	4.7	15.5
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	8.8	7.5	15.6
Finance leases	$14.6	$4.2	$16.1
Weighted average remaining lease term:
Operating leases	4.2 years	5.0 years	5.5 years
Finance leases	12.6 years	14.1 years	15.2 years
Weighted average discount rate:
Operating leases	6.1%	6.1%	6.0%
Finance leases	5.4%	5.3%	5.1%
Amortization of operating lease right-of-use asset included in cash flows from operating activities in our consolidated statements of cash flows was $16.7 million, $16.5 million, and $16.4 million for the twelve months ended December 31, 2024, 2023 and 2022, respectively.

Purchase Commitments
We are party to various purchase arrangements related to our operational, manufacturing, and research and development activities. We had approximately $954.9 million and $793.0 million of open purchase orders and contractual obligations in the ordinary course of business, the majority of which are due within one year, as of December 31, 2024 and December 31, 2023, respectively.

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
Between June 2021 through the year ended December 31, 2024, we and certain Abbott Diabetes Care, Inc. (“Abbott”) entities served patent infringement complaints against each other in multiple jurisdictions against certain continuous glucose monitoring products of each company. On December 20, 2024, we and Abbott entered into a settlement and patent cross license agreement (the “Settlement Agreement”) to resolve all outstanding patent litigation between the parties (the “Litigation”). Under the terms of the Settlement Agreement, we granted Abbott and its affiliates, and Abbott and its affiliates granted Dexcom and its affiliates, a worldwide, royalty-free, non-exclusive, fully paid-up license to certain patents and patent applications relating to analyte sensing, including to all the patents asserted in the Litigation. The Settlement Agreement does not obligate us or Abbott to pay any royalties or any other form of financial compensation. As part of the Settlement Agreement, each party, on behalf of itself and its affiliates, has also (i) entered into a covenant not to sue until December 20, 2034; and (ii) agreed on behalf of themselves and their affiliates to refrain from challenging the patents and patent applications licensed under the Settlement Agreement for periods of time which vary depending on the relevant patents or patent applications.
Due to uncertainty surrounding the securities class action litigation and the derivative action, we are unable to reasonably estimate the ultimate outcome of any of the litigation matters at this time. We intend to defend against these claims vigorously in all of these actions.
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

8. Income Taxes
Income (loss) before income taxes subject to taxes in the following jurisdictions is as follows:

	Twelve Months Ended December 31,
(In millions)	2024	2023	2022
United States	$659.8	$732.4	$463.5
Outside of the United States	49.2	(22.0)	(72.7)
Total	$709.0	$710.4	$390.8
Significant components of the provision for income taxes are as follows:

	Twelve Months Ended December 31,
(In millions)	2024	2023	2022
Current:
Federal	$157.4	$149.1	$32.6
State	16.5	18.1	26.1
Foreign	2.7	56.7	12.5
Total current income taxes	176.6	223.9	71.2
Deferred:
Federal	(55.2)	(93.7)	(4.3)
State	(2.0)	14.6	(17.6)
Foreign	13.4	24.1	0.3
Total deferred income taxes	(43.8)	(55.0)	(21.6)
Total	$132.8	$168.9	$49.6
Significant loss and tax credit carryforwards and years of expiration are as follows:

	December 31,		Year of Expiration
(In millions)	2024	2023
Net operating loss:
Federal	$12.1	$20.4	2028
California	162.0	167.7	2035
Other states	5.8	7.8	2028
UK	—	—	Indefinite
Other foreign	—	6.0	2027

Tax credits:
Federal
R&D credits	—	—
Foreign tax credits	0.1	0.1	2032
California R&D credits	124.9	111.9	Indefinite
California AMT Credits	$0.5	$0.5	Indefinite
Utilization of net operating losses and credit carryforwards is subject to an annual limitation due to ownership change limitations provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. An ownership change limitation occurred as a result of the stock offering completed in February 2009. The limitation will result in approximately $1.1 million of U.S. research and development tax credits that will expire unused, and is therefore, not reflected in the tax credit carryforwards above. In addition, the related deferred tax assets have been removed from the components of our deferred tax assets as summarized in the table below. The tax benefits related to the remaining federal and state net operating losses and tax credit carryforwards may be further limited or lost if future cumulative changes in ownership exceed 50% within any three-year period.

Significant components of our deferred tax assets and liabilities as of December 31, 2024 and 2023 are shown below. Significant judgment is required to evaluate the need for a valuation allowance against deferred tax assets. We review all available positive and negative evidence, including projections of pre-tax book income, earnings history, reliability of forecasting, and reversal of temporary differences. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon future earnings in applicable tax jurisdictions.

	December 31,
(In millions)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$14.4	$18.1
Capitalized research and development expenses	265.0	233.4
Tax credits	79.2	71.4
Share-based compensation	22.5	27.0
Fixed and intangible assets	263.6	279.8
Accrued liabilities and reserves	87.4	91.0
Convertible debt	16.0	20.6
Total gross deferred tax assets	748.1	741.3
Less: valuation allowance	(221.9)	(264.3)
Total net deferred tax assets	526.2	477.0
Deferred tax liabilities:
Fixed assets and acquired intangibles assets	(59.3)	(60.4)
Other	(0.3)	—
Total deferred tax liabilities	(59.6)	(60.4)
Net deferred tax assets (liabilities)	$466.6	$416.6
In 2024, we further analyzed the prior year intra-entity asset transfer of certain intellectual property between two of our wholly owned foreign subsidiaries. As a result, we reclassified the specific intellectual property from a patent to patent rights according to Irish law. This changed the applicable enacted statutory tax rate from capital gains to passive at 25%.There was no impact to the income statement as the change in rate was fully offset by a change in valuation allowance. The total ending deferred tax asset as of December 31, 2024 is $142.4 million, which remains fully offset by a valuation allowance.
We maintain a valuation allowance of $221.9 million against our California research and development tax credits, foreign tax credits, and certain foreign intangible assets. During the year ended December 31, 2024, the valuation allowance decreased by $42.4 million primarily due to the change in tax rate applied to the fair value of certain intellectual property located in Ireland in connection with the intra-entity transfer of this property, partially offset by the generation of California research and development tax credits.

The reconciliation between our effective tax rate on income (loss) from continuing operations and the statutory rate is as follows:

	Twelve Months Ended December 31,
(In millions)	2024	2023	2022
U.S. federal statutory tax rate	$148.9	$149.2	$82.1
State income tax, net of federal benefit	10.2	7.8	5.4
Permanent items	10.5	(2.7)	0.6
Research and development credits	(24.6)	(28.3)	(23.3)
Foreign tax credit	(1.2)	—	—
Foreign rate differential	1.6	15.8	27.7
Stock and officers compensation	3.8	5.6	(1.2)
Collaboration agreement milestone share-based payment	(32.2)	(72.1)	(52.9)
Change in statutory tax rates	51.5	19.4	1.0
Intellectual property transfer	—	63.9	—
Other	6.7	0.3	1.3
Change in valuation allowance	(42.4)	10.0	8.9
Income taxes at effective rates	$132.8	$168.9	$49.6
The following table summarizes the activity related to our gross unrecognized tax benefits:

(In millions)
Balance at January 1, 2022	$46.8
Decreases related to prior year tax positions	(0.9)
Increases related to current year tax positions	6.1
Balance at December 31, 2022	52.0
Increases related to prior year tax positions	0.8
Increases related to current year tax positions	6.6
Balance at December 31, 2023	59.4
Increases related to prior year tax positions	0.1
Increases related to current year tax positions	6.7
Balance at December 31, 2024	$66.2
Of the total unrecognized tax benefits at December 31, 2024, 2023, and 2022, $40.7 million, $37.0 million and $32.5 million, respectively, would affect our annual effective tax rate if recognized. The indirect effect of the unrecognized tax benefits that, if recognized, would affect our annual effective tax rate is not material for all years presented. Also, the amount of unrecognized tax benefits that, if recognized, would result in adjustments to other tax accounts, is not material for all years presented. Interest and penalties are classified as a component of income tax expense and are not material for all years presented. Although the timing and outcome of audit settlements are uncertain, we do not anticipate a significant change to the unrecognized tax benefits in the next twelve months.

Due to our global business activities, we file income tax returns and are subject to routine compliance audits in numerous jurisdictions, including those material jurisdictions listed in the following table. The U.S. net operating losses generated since 1999 and utilized in recent years are open for examination. The years remaining subject to audit, by major jurisdiction, are as follows:

Jurisdiction	Fiscal Year
United States (Federal and state)	1999 - 2024
United Kingdom	2021 - 2024
Malaysia	2021 - 2024
Ireland	2023 - 2024
We currently operate under a Special Corporate Income Tax Preferential rate in the Philippines, which is in effect for the next 10 years. The prior tax holiday ended in 2023. The impact of the both the tax holiday and preferential rate is immaterial for all years presented. We have been granted a tax incentive by the Malaysian Investment Development Authority (MIDA) in Malaysia, which provides for a tax holiday of up to 15 years, which will not be triggered until we meet certain milestones related to the commencement of operations. The tax incentive had no effect on foreign taxes during 2024, 2023, or 2022. As of December 31, 2024, the tax holiday in Malaysia has not yet been triggered, therefore we are subject to the statutory rate and the related tax expense has been included in total tax expense for 2024.
We have approximately $89.3 million of undistributed earnings attributable to operations in our controlled foreign corporations as of December 31, 2024. We assert that any foreign earnings will be indefinitely reinvested. Accordingly, we have not recorded a liability for taxes associated with these undistributed earnings. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.
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

9. Employee Benefit Plans and Stockholders’ Equity
Defined Contribution Plans
We offer various defined contribution plans for U.S. and international employees. The largest defined contribution plan is the 401(k) retirement plan (the 401(k) Plan) covering substantially all employees in the United States that meet certain age requirements. Employees who participate in the 401(k) Plan may contribute up to 90% of their compensation each year, subject to Internal Revenue Service limitations and the terms and conditions of the plan. Under the terms of the 401(k) Plan, we may elect to match a discretionary percentage of contributions. We match 50% of contributions up to 6% of eligible compensation. Total matching contributions under the 401(k) Plan were $17.6 million, $14.9 million and $11.1 million for the twelve months ended December 31, 2024, 2023 and 2022, respectively. Our contributions for other defined contribution plans are not significant for the twelve months ended December 31, 2024, 2023 and 2022.
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
We issued approximately 0.4 million, 0.3 million and 0.3 million shares of common stock under the 2015 ESPP during the twelve months ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, approximately 2.1 million shares remained available for future issuance under the 2015 ESPP.
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
We are authorized to issue up to 39.2 million shares of our common stock under the 2015 Plan. As of December 31, 2024, approximately 12.5 million shares remained available for future issuance under the 2015 Plan. We issue new shares of common stock to satisfy RSU and PSU vesting under our employee equity incentive plans.
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
We have not yet determined the ultimate disposition of repurchased shares and, consequently, we continue to hold them as treasury shares rather than retiring them. Authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.

The following table summarizes our treasury share activity for the periods shown:

	Twelve Months Ended December 31,
(In millions)	2024	2023	2022
Shares issued in connection with 2023 Notes conversions	—	—	(0.4)
Shares received from Note Hedge	—	12.2	0.3
Shares issued in connection with the Restated Collaboration Agreement	(1.5)	(3.7)	(2.9)
Shares repurchased under the 2022 Share Repurchase Program	—	—	6.6
Shares repurchased under the 2023 Share Repurchase Program	—	4.7	—
Shares repurchased under the 2024 Share Repurchase Program	10.4	—	—
Shares repurchased with 2028 Notes proceeds	—	1.6	—
Shares issued in connection with 2023 Warrants	(12.5)	—	—
2024 Share Repurchase Program
In July 2024, our Board of Directors authorized and approved a share repurchase program of up to $750.0 million of our outstanding common stock, with a repurchase period ending no later than June 30, 2025 (the “2024 Share Repurchase Program”). Repurchases of our common stock under the 2024 Share Repurchase Program were permitted to be made from time to time in the open market, in privately negotiated transactions or by other methods, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, at our discretion, and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act and other applicable federal and state laws and regulations. The 2024 Share Repurchase Program was completed in August 2024. We repurchased 10.4 million shares of our common stock for $750.0 million under the 2024 Share Repurchase Program.
2023 Share Repurchase Program
In October 2023, our Board of Directors authorized and approved a share repurchase program of up to $500.0 million of our outstanding common stock, with a repurchase period ending no later than October 31, 2024 (the “2023 Share Repurchase Program”). On October 31, 2023, we entered into an accelerated share repurchase agreement (“2023 ASR”) with Bank of America, N.A. to repurchase $500.0 million of our common stock. The final notional amount under the 2023 ASR was $500.0 million or approximately 4.7 million shares of our common stock based on the daily average volume-weighted average price of our common stock during the term of the 2023 ASR, less a discount. The 2023 ASR concluded on December 14, 2023. The 2023 Share Repurchase Program was completed in December 2023.
2022 Share Repurchase Program
In July 2022, a duly authorized committee of our Board of Directors authorized and approved a share repurchase program of up to $700.0 million of our outstanding common stock, with a repurchase period that ended on June 30, 2023 (the “2022 Share Repurchase Program”). On August 1, 2022, we entered into an accelerated share repurchase agreement (“2022 ASR”) with JPMorgan Chase Bank, National Association to repurchase up to $700.0 million of our common stock on an accelerated basis. The final notional amount under the 2022 ASR was $557.7 million or approximately 6.6 million shares of our common stock based on the daily average volume-weighted average price of our common stock during the term of the 2022 ASR, less a discount. The 2022 ASR concluded on September 1, 2022. The 2022 Share Repurchase Program and the remaining authorization of $142.3 million expired on June 30, 2023.
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
Other Treasury Share Activity
During the twelve months ended December 31, 2024, we issued 12.5 million treasury shares to settle the 2023 Warrants. See Note 5 “Debt—Senior Convertible Notes” to the consolidated financial statements for more information.

During the twelve months ended December 31, 2024, we issued 1.5 million treasury shares in connection with our achievement of the second sales-based milestone under the Restated Collaboration Agreement. See Note 2 “Development and Other Agreements—Collaboration with Verily Life Sciences” to the consolidated financial statements for more information.
Equity Award Activity
A summary of RSU and PSU activity under the 2015 Plan for the twelve months ended December 31, 2024, 2023 and 2022 is as follows:

		Nonvested RSU and PSU Activity
(In millions, except weighted average grant date fair value)	Shares Available for Grant	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance at December 31, 2021	16.8	3.0	$76.88
Granted	(1.9)	1.9	96.79
Vested	—	(1.6)	63.90
Forfeited	0.4	(0.4)	92.54
Balance at December 31, 2022	15.3	2.9	94.08	$325.6
Granted	(1.6)	1.6	112.01
Vested	—	(1.4)	88.57
Forfeited	0.2	(0.2)	106.34
Balance at December 31, 2023	13.9	2.9	105.98	361.2
Granted	(1.7)	1.7	131.17
Vested	—	(1.3)	102.09
Forfeited	0.3	(0.3)	115.59
Balance at December 31, 2024	12.5	3.0	$121.17	$234.1
The total vest-date fair value of RSUs and PSUs that vested during the twelve months ended December 31, 2024, 2023 and 2022 was $174.5 million, $157.8 million and $160.1 million, respectively. As of December 31, 2024, 2.7 million unvested RSUs and 0.3 million unvested PSUs were outstanding under the 2015 Plan.
Share-Based Compensation
Our share-based compensation expense is associated with RSUs, PSUs, and ESPP. The following table summarizes our share-based compensation expense included in our consolidated statements of operations for the periods shown:

	Twelve Months Ended December 31,
(In millions)	2024	2023	2022
Cost of sales	$14.4	$14.6	$11.1
Research and development	52.2	45.5	42.7
Selling, general and administrative	103.8	90.7	72.7
Total share-based compensation expense	$170.4	$150.8	$126.5

Total tax benefit related to share-based compensation expense	$43.8	$40.0	$43.2
As of December 31, 2024, unrecognized estimated compensation costs related to RSUs and PSUs totaled $203.8 million and are expected to be recognized over a weighted-average period of approximately 1.7 years.
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

	Twelve Months Ended December 31,
	2024	2023	2022
Risk free interest rate	4.80% - 5.27%	5.20% - 5.47%	0.60% - 3.34%
Dividend yield	—%	—%	—%
Expected volatility of Dexcom common stock	42% - 85%	34% - 48%	45% - 55%
Expected life (in years)	0.5	0.5	0.5

10. Business Segment and Geographic Information
We manage our business on a global consolidated basis within one reportable segment, which is consistent with how our chief operating decision maker (CODM), our President and Chief Executive Officer, reviews our business, makes investment and resource allocation decisions, and assesses operating performance. The majority of our revenue is generated in the United States. The CGM segment derives revenues from the sale of disposable sensors and our Reusable Hardware.
The measures of segment profit or loss that are most consistent with U.S. GAAP used by the CODM to assess performance and allocate resources are operating income and net income. Our CODM also reviews total assets, as reported on our consolidated balance sheets, and purchases of property and equipment, as reported on our consolidated statements of cash flows.
Our CODM uses operating income and net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the Company, acquire companies, or invest in other companies. Operating income is also used to monitor budget versus actual results.
The following table sets forth our segment information for revenue, measures of segment profit or loss, and significant expenses:

	Twelve Months Ended December 31,
(In millions)	2024	2023	2022
Revenue	$4,033.0	$3,622.3	$2,909.8
Less:
Cost of sales (1)	1,594.8	1,333.4	1,026.7
Payroll related expenses	767.1	726.9	621.1
Stock-based compensation expense	156.0	136.2	115.4
Marketing expense	298.7	264.6	228.3
Travel related expenses	64.8	55.3	37.6
Supply expenses and clinical trials	64.5	46.5	50.3
Consulting & professional fees	227.8	222.2	196.4
Equipment, office & facility expenses	83.8	84.7	80.3
IT software and data	130.6	106.6	86.5
Depreciation and amortization	39.9	41.9	46.7
Other segment items (2)	5.0	6.3	29.3
Operating income	600.0	597.7	391.2
Other income (expense), net	109.0	112.7	(0.4)
Income before income taxes	709.0	710.4	390.8
Income tax expense	132.8	168.9	49.6
Net income	$576.2	$541.5	$341.2

(1) Includes amounts stated in other significant expense captions.
(2) Other segment items are primarily composed of impairment of assets and bad debt expense.

	Twelve Months Ended December 31,
(In millions)	2024	2023	2022
Other segment disclosures
Depreciation and amortization (1)	$217.7	$186.0	$155.9
Expenditures for long-lived assets	$358.8	$236.6	$364.8
Significant noncash items other than depreciation and amortization expense:
Deferred income taxes	$43.8	$55.0	$21.6

(1) Includes depreciation and amortization recorded in both cost of sales and operating expenses.

See Note 4 “Balance Sheet Details and Other Financial Information—Other Income (Expense), Net” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information about our interest income and interest expense.
See Note 9 “Employee Benefit Plans and Stockholders’ Equity—Share-Based Compensation” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information about our share-based compensation expense.
Disaggregation of Revenue
We disaggregate revenue by major sales channel and by geographic region. We have determined that disaggregating revenue into these categories achieves the ASC Topic 606 disclosure objectives of depicting how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
See Note 1 “Organization and Significant Accounting Policies—Concentration of Credit Risk and Significant Customers” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information about our major customers that represent 10% or more of our total revenue.
Revenue by Customer Sales Channel
We sell our CGM systems through a direct sales organization and through distribution arrangements that allow distributors to sell our products. The following table sets forth revenue by major sales channel for the twelve months ended December 31, 2024, 2023 and 2022:

	Twelve Months Ended December 31,
	2024		2023		2022
(In millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Distributor	$3,430.1	85%	$3,095.6	85%	$2,470.8	85%
Direct	602.9	15%	526.7	15%	439.0	15%
Total revenue	$4,033.0	100%	$3,622.3	100%	$2,909.8	100%
Revenue by Geographic Region
During the twelve months ended December 31, 2024, 2023 and 2022, no individual country outside the United States generated revenue that represented more than 10% of our total revenue. The following table sets forth revenue by our two primary geographical markets, the United States and International, based on the geographic location to which we deliver the components, for the periods shown:

	Twelve Months Ended December 31,
	2024		2023		2022
(In millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
United States	$2,889.8	72%	$2,625.3	72%	$2,142.0	74%
International	1,143.2	28%	997.0	28%	767.8	26%
Total revenue	$4,033.0	100%	$3,622.3	100%	$2,909.8	100%
Long-Lived Assets by Geographic Region
The following table presents our long-lived assets, which consists of property and equipment, net, and operating lease right-of-use assets by geographic region:

	December 31,
(In millions)	2024	2023
United States	$464.6	$544.1
Malaysia	632.1	515.4
Other countries (1)	306.0	125.0
Total long-lived assets	$1,402.7	$1,184.5

(1) No other individual country represented more than 10% of long-lived assets for the periods presented, except for Ireland with $185.7 million of long-lived assets at December 31, 2024.

DexCom, Inc.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Twelve Months Ended December 31,
Allowance for doubtful accounts	2024	2023	2022
Beginning Balance	$9.3	$7.3	$5.4
Provision for doubtful accounts	(0.1)	2.0	2.4
Write-offs and adjustments	—	—	(0.5)
Recoveries	—	—	—
Ending Balance	$9.2	$9.3	$7.3