Form 10-Q
period 2025-03-31
DEXCOM INC
filed 2025-05-01
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 24, 2025, there were 392,107,501 shares of the registrant’s common stock outstanding.

DexCom, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Except for historical financial information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements include declarations regarding our operations, financial condition and prospects, and business strategies, and are based on management’s intent, beliefs, expectations, and assumptions as of the date of this report. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties and other factors, some of which are beyond our control. Actual results could differ materially from those indicated or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to: (i) that the information is of a preliminary nature and may be subject to further adjustment; (ii) those risks and uncertainties identified under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission, or the SEC, on February 18, 2025, together with any updates identified under “Risk Factors” in our subsequently filed Quarterly Reports on Form 10-Q; and (iii) the other risks detailed from time-to-time in our other reports and registration statements filed with the SEC. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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
“Dexcom”, “Dexcom Clarity”, “Dexcom Follow”, “Dexcom One”, “Dexcom Share”, “Stelo”, and any related logos and design marks appearing in this Quarterly Report on Form 10-Q are either registered trademarks or trademarks of DexCom, Inc. in the United States and/or other countries. Other service marks, trademarks and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except share and par value data)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$904.9	$606.1
Short-term marketable securities	1,796.5	1,973.3
Accounts receivable, net	1,155.2	1,005.7
Inventory	538.2	542.6
Prepaid and other current assets	159.0	173.7
Total current assets	4,553.8	4,301.4
Property and equipment, net	1,364.7	1,339.9
Operating lease right-of-use assets	59.1	62.8
Goodwill	23.1	22.8
Intangibles, net	95.2	103.4
Deferred tax assets	487.3	481.2
Other assets	168.5	173.0
Total assets	$6,751.7	$6,484.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,690.6	$1,585.1
Accrued payroll and related expenses	110.8	112.0
Current portion of long-term senior convertible notes	1,205.3	1,204.4
Short-term operating lease liabilities	22.6	22.5
Deferred revenue	7.8	8.0
Total current liabilities	3,037.1	2,932.0
Long-term senior convertible notes	1,238.0	1,237.0
Long-term operating lease liabilities	59.7	65.0
Other long-term liabilities	150.3	147.9
Total liabilities	4,485.1	4,381.9
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 million shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 800.0 million shares authorized; 410.3 million and 392.1 million shares issued and outstanding, respectively, at March 31, 2025; and 408.9 million and 390.7 million shares issued and outstanding, respectively, at December 31, 2024	0.4	0.4
Additional paid-in capital	2,142.2	2,093.8
Accumulated other comprehensive income (loss)	2.2	(8.0)
Retained earnings	1,703.0	1,597.6
Treasury stock, at cost; 18.2 million shares at March 31, 2025 and December 31, 2024	(1,581.2)	(1,581.2)
Total stockholders’ equity	2,266.6	2,102.6
Total liabilities and stockholders’ equity	$6,751.7	$6,484.5
See accompanying notes

DexCom, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2025	2024
Revenue	$1,036.0	$921.0
Cost of sales	447.0	359.1
Gross profit	589.0	561.9
Operating expenses:
Research and development	145.2	141.5
Selling, general and administrative	310.1	319.3
Total operating expenses	455.3	460.8
Operating income	133.7	101.1
Other income, net	20.6	31.4
Income before income taxes	154.3	132.5
Income tax expense (benefit)	48.9	(13.9)
Net income	$105.4	$146.4

Basic net income per share	$0.27	$0.38
Shares used to compute basic net income per share	391.1	390.2
Diluted net income per share	$0.27	$0.36
Shares used to compute diluted net income per share	407.5	416.7
See accompanying notes

DexCom, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Net income	$105.4	$146.4
Other comprehensive income (loss), net of tax:
Translation adjustments and other	10.0	(19.2)
Unrealized gain (loss) on marketable debt securities	0.2	(1.4)
Total other comprehensive income (loss), net of tax	10.2	(20.6)
Comprehensive income	$115.6	$125.8
See accompanying notes

DexCom, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2025
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	390.7	$0.4	$2,093.8	$(8.0)	$1,597.6	$(1,581.2)	$2,102.6
Issuance of common stock under equity incentive plans	1.2	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.2	—	14.2	—	—	—	14.2
Share-based compensation expense	—	—	34.2	—	—	—	34.2
Net income	—	—	—	—	105.4	—	105.4
Other comprehensive income, net of tax	—	—	—	10.2	—	—	10.2
Balance at March 31, 2025	392.1	$0.4	$2,142.2	$2.2	$1,703.0	$(1,581.2)	$2,266.6

	Three Months Ended March 31, 2024
(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	385.4	$0.4	$3,514.6	$(16.7)	$1,021.4	$(2,451.1)	$2,068.6
Issuance of common stock under equity incentive plans	1.2	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	13.4	—	—	—	13.4
Issuance of common stock in connection with achievement of sales-based milestone, net of issuance costs	1.5	—	(188.1)	—	—	188.1	—
Exercise and settlement of warrants	7.9	—	(868.3)	—	—	868.3	—
Share-based compensation expense	—	—	39.0	—	—	—	39.0
Net income	—	—	—	—	146.4	—	146.4
Other comprehensive loss, net of tax	—	—	—	(20.6)	—	—	(20.6)
Balance at March 31, 2024	396.1	$0.4	$2,510.6	$(37.3)	$1,167.8	$(1,394.7)	$2,246.8
See accompanying notes

DexCom, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Operating activities
Net income	$105.4	$146.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	60.0	52.5
Share-based compensation	34.2	39.0
Non-cash interest expense	1.9	1.9
Deferred income taxes	(5.8)	(41.8)
Other non-cash income and expenses	(12.3)	(7.8)
Changes in operating assets and liabilities:
Accounts receivable, net	(148.9)	(5.8)
Inventory	6.2	(36.7)
Prepaid and other assets	16.5	11.4
Operating lease right-of-use assets and liabilities, net	(0.9)	(2.0)
Accounts payable and accrued liabilities	125.4	109.6
Accrued payroll and related expenses	(0.6)	(60.7)
Deferred revenue and other liabilities	2.7	3.2
Net cash provided by operating activities	183.8	209.2
Investing activities
Purchases of marketable securities	(462.5)	(992.4)
Proceeds from sale and maturity of marketable securities	650.2	1,121.8
Purchases of property and equipment	(87.0)	(56.9)
Other investing activities	(0.5)	2.3
Net cash provided by investing activities	100.2	74.8
Financing activities
Net proceeds from issuance of common stock	14.2	13.4
Other financing activities	(1.7)	(8.7)
Net cash provided by financing activities	12.5	4.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.3	(3.8)
Increase in cash, cash equivalents and restricted cash	298.8	284.9
Cash, cash equivalents and restricted cash, beginning of period	607.3	567.5
Cash, cash equivalents and restricted cash, end of period	$906.1	$852.4

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$904.9	$851.2
Restricted cash	1.2	1.2
Total cash, cash equivalents and restricted cash	$906.1	$852.4

Supplemental disclosure of non-cash investing and financing transactions:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$57.6	$40.7
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1.1
Right-of-use assets obtained in exchange for finance lease liabilities	$1.1	$7.4
See accompanying notes

DexCom, Inc.
Notes to Condensed Consolidated Financial Statements
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

Basis of Presentation and Principles of Consolidation
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.
Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the fiscal year ended December 31, 2024 included in the Annual Report on Form 10-K that we filed with the SEC on February 18, 2025.
These condensed consolidated financial statements include the accounts of DexCom, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
We have reclassified certain prior period amounts to conform to the current period presentation.
We determine the functional currencies of our international subsidiaries by reviewing the environment where each subsidiary primarily generates and expends cash. For international subsidiaries whose functional currencies are the local currencies, we translate the financial statements into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for each period for revenue, costs and expenses. We include translation-related adjustments in comprehensive income and in accumulated other comprehensive income (loss) in the equity section of our condensed consolidated balance sheets. We record gains and losses resulting from transactions with customers and vendors that are denominated in currencies other than the functional currency and from certain intercompany transactions in other income, net in our condensed consolidated statements of operations.

Significant Accounting Policies
There were no material changes during the three months ended March 31, 2025 to our significant accounting policies as described in Note 1 “Organization and Significant Accounting Policies” to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and the disclosures made in the accompanying notes. Areas requiring significant estimates include pharmacy rebates, excess and obsolete inventories, loss contingencies, and the amount of our worldwide tax provision. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.

Concentration of Credit Risk
Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term marketable securities, and accounts receivable. We limit our exposure to credit risk by placing our cash and investments with a few major financial institutions. We have also established guidelines regarding diversification of our investments and their maturities that are designed to maintain principal and maximize liquidity. We review these guidelines periodically and modify them to take advantage of trends in yields and interest rates and changes in our operations and financial position. We monitor the creditworthiness of our customers based on historical trends, the financial condition of our customers, and external market factors.

Contract Balances
Contract balances represent amounts presented in our condensed consolidated balance sheets when either we have transferred goods or services to the customer or the customer has paid consideration to us under the contract. These contract balances include accounts receivable and deferred revenue. Payment terms vary by contract type and type of customer and generally range from 30 to 90 days.
Accounts receivable as of March 31, 2025 and December 31, 2024 included unbilled accounts receivable of $14.7 million and $15.2 million, respectively. We expect to invoice and collect all unbilled accounts receivable within twelve months.
We record deferred revenue when cash payments have been received prior to satisfaction of the related performance obligation. Our performance obligations are generally satisfied within twelve months of the initial contract date. The deferred revenue balances related to performance obligations that will be satisfied after twelve months were $7.9 million as of March 31, 2025 and $9.5 million as of December 31, 2024. These balances are included in other long-term liabilities in our condensed consolidated balance sheets.

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

The following table sets forth the computation of basic and diluted net income per share for the periods shown:

	Three Months Ended March 31,
(In millions, except per share data)	2025	2024
Net income	$105.4	$146.4
Add back interest expense, net of tax attributable to assumed conversion of senior convertible notes	2.9	2.9
Net income - diluted	$108.3	$149.3

Net income per common share
Basic	$0.27	$0.38
Diluted	$0.27	$0.36

Basic weighted average shares outstanding	391.1	390.2
Dilutive potential securities:
Collaborative sales-based milestones	—	0.7
RSUs and PSUs	0.7	1.3
Senior convertible notes	15.7	15.7
Warrants	—	8.8
Diluted weighted average shares outstanding	407.5	416.7
Outstanding anti-dilutive securities not included in the calculations of diluted net income per share attributable to common stockholders were as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
RSUs and PSUs	1.2	0.4

Recent Accounting Guidance
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The ASU requires greater disaggregation of information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. The ASU is effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact of this standard on our annual disclosures.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The ASU requires disaggregated disclosure of certain costs and expenses in the notes to the financial statements. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The ASU may be applied on either a prospective or a retrospective basis. We are currently evaluating the impact of this standard on our disclosures.
In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversion and Other Options. The ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The ASU is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. The ASU may be applied on either a prospective or a retrospective basis. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

2. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
We estimate the fair values of our Level 1 financial instruments, which are in active markets, using unadjusted quoted market prices for identical instruments.
We obtain the fair values of our Level 2 financial instruments, which are not in active markets, from a primary professional pricing source that uses quoted market prices for identical or comparable instruments, rather than direct observations of quoted prices in active markets. Fair values obtained from this professional pricing source can also be based on pricing models whereby all significant observable inputs, including maturity dates, issue dates, settlement dates, benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers or other market related data, are observable or can be derived from, or corroborated by, observable market data for substantially the full term of the asset.
We estimate the fair values of our Level 3 financial instruments based on unobservable inputs and other estimation techniques due to the absence of quoted market prices and inherent lack of liquidity.
The following table summarizes financial assets that we measured at fair value on a recurring basis as of March 31, 2025, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$351.7	$11.0	$—	$362.7

Debt securities, available-for-sale:
U.S. government agencies (1)	—	1,054.7	—	1,054.7
Commercial paper	—	231.3	—	231.3
Corporate debt	—	509.2	—	509.2
Total debt securities, available-for-sale	—	1,795.2	—	1,795.2

Other long-term assets:
Convertible notes receivable	—	—	11.1	11.1
Other assets (2)	18.4	—	—	18.4

Total assets measured at fair value on a recurring basis	$370.1	$1,806.2	$11.1	$2,187.4
(1)Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.
(2)Includes assets which are primarily held pursuant to a deferred compensation plan for senior management, which consist mainly of mutual funds.

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
(1)Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.
(2)Includes assets which are held pursuant to a deferred compensation plan for senior management, which consist mainly of mutual funds.
There were no transfers into or out of Level 3 securities during the three months ended March 31, 2025 and March 31, 2024.
Fair Value of Senior Convertible Notes
The fair value, based on trading prices (Level 1 inputs), of our senior convertible notes were as follows as of the dates indicated:

	Fair Value Measurements Using Level 1
(In millions)	March 31, 2025	December 31, 2024
Senior Convertible Notes due 2025	$1,175.9	$1,163.7
Senior Convertible Notes due 2028	1,116.9	1,122.3
Total fair value of outstanding senior convertible notes	$2,292.8	$2,286.0
See Note 4 “Debt—Senior Convertible Notes” to the condensed consolidated financial statements for more information regarding the carrying values of our senior convertible notes.
Foreign Currency and Derivative Financial Instruments
As we conduct business globally in many currencies, we are exposed to foreign exchange rate changes. To limit this exposure, we enter into foreign currency forward contracts to hedge monetary assets and liabilities denominated in foreign currencies. Our foreign currency forward contracts are not designated as hedging instruments. Therefore, changes in the fair values of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related foreign currency assets and liabilities. The duration of these contracts is generally one month. The derivative gains and losses are included in other income, net in our condensed consolidated statements of operations.
As of March 31, 2025 and December 31, 2024, the notional amounts of outstanding foreign currency forward contracts were $60.0 million and $66.0 million, respectively. The resulting impact on our condensed consolidated financial statements from currency hedging activities was not significant for the three months ended March 31, 2025 and March 31, 2024.
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
We hold certain other investments that we do not measure at fair value on a recurring basis. The carrying values of these investments were $115.8 million as of March 31, 2025 and $119.3 million as of December 31, 2024. We include the carrying values of these investments in other assets in our condensed consolidated balance sheets. It is impracticable for us to estimate the fair value of these investments on a recurring basis due to the fact that these entities are privately held and limited information is available. We monitor the information that becomes available from time to time and adjust the carrying values of these investments if there are identified events or changes in circumstances that have a significant effect on the fair values.
There were no significant impairment losses on assets and liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2025 and March 31, 2024.

3. Balance Sheet Details and Other Financial Information

Short-Term Marketable Securities
Short-term marketable securities consists of available-for-sale debt securities and marketable equity securities.

(In millions)	March 31, 2025	December 31, 2024
Debt securities, available-for-sale	$1,795.2	$1,973.3
Marketable equity securities	1.3	—
Short-term marketable securities	$1,796.5	$1,973.3
Our available-for-sale debt securities were as follows as of the dates indicated:

	March 31, 2025
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies (1)	$1,054.4	$0.7	$(0.4)	$1,054.7
Commercial paper	231.4	—	(0.1)	231.3
Corporate debt	508.8	0.5	(0.1)	509.2
Total debt securities, available-for-sale	$1,794.6	$1.2	$(0.6)	$1,795.2
(1) Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.

	December 31, 2024
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies (1)	$1,149.4	$1.3	$(0.6)	$1,150.1
Commercial paper	312.2	—	(0.1)	312.1
Corporate debt	511.1	0.4	(0.4)	511.1
Total debt securities, available-for-sale	$1,972.7	$1.7	$(1.1)	$1,973.3
(1) Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.
As of March 31, 2025, the estimated market values of our short-term debt securities with contractual maturities up to 12 months and up to 18 months were $1.56 billion and $236.8 million, respectively. As of December 31, 2024, the estimated market value of our short-term debt securities with contractual maturities up to 12 months and up to 18 months was $1.73 billion and $247.7 million, respectively. Gross realized gains and losses on sales of our short-term debt securities for the three months ended March 31, 2025 and March 31, 2024 were not significant.
We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities at March 31, 2025 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Inventory

(In millions)	March 31, 2025	December 31, 2024
Raw materials	$366.0	$327.1
Work-in-process	64.3	28.1
Finished goods	107.9	187.4
Total inventory	$538.2	$542.6
During the three months ended March 31, 2025 and 2024, we recorded excess and obsolete inventory charges of $28.2 million and $9.3 million, respectively, in cost of sales as a result of our ongoing assessment of sales demand, inventory on hand for each product, and the continuous improvement and innovation of our products.

Prepaid and Other Current Assets

(In millions)	March 31, 2025	December 31, 2024
Prepaid expenses	$82.6	$87.5
Deferred compensation plan assets	18.4	18.6
Income tax receivables	14.7	27.9
Other current assets	43.3	39.7
Total prepaid and other current assets	$159.0	$173.7

Property and Equipment

(In millions)	March 31, 2025	December 31, 2024
Land and land improvements	$53.4	$53.1
Building	296.7	291.0
Furniture and fixtures	40.2	40.2
Computer software and hardware	79.9	76.6
Machinery and equipment	954.9	908.9
Leasehold improvements	292.6	293.8
Construction in progress	372.0	354.6
Total cost	2,089.7	2,018.2
Less: accumulated depreciation and amortization	(725.0)	(678.3)
Total property and equipment, net	$1,364.7	$1,339.9

Other Assets

(In millions)	March 31, 2025	December 31, 2024
Non-marketable equity securities	$115.8	$119.3
Long-term deposits	14.1	13.8
Other assets	38.6	39.9
Total other assets	$168.5	$173.0

Accounts Payable and Accrued Liabilities

(In millions)	March 31, 2025	December 31, 2024
Accounts payable trade	$432.0	$345.3
Accrued tax, audit, and legal fees	33.7	38.4
Accrued rebates	1,156.2	1,135.9
Deferred compensation plan liabilities	18.4	18.6
Other accrued liabilities	50.3	46.9
Total accounts payable and accrued liabilities	$1,690.6	$1,585.1

Accrued Payroll and Related Expenses

(In millions)	March 31, 2025	December 31, 2024
Accrued wages, bonus and taxes	$83.5	$74.5
Other accrued employee benefits	27.3	37.5
Total accrued payroll and related expenses	$110.8	$112.0

Other Long-Term Liabilities

(In millions)	March 31, 2025	December 31, 2024
Finance lease obligations	$57.6	$58.5
Asset retirement obligation	17.3	17.0
Other tax liabilities	49.0	44.8
Other liabilities	26.4	27.6
Total other long-term liabilities	$150.3	$147.9

Other Income, Net

	Three Months Ended March 31,
(In millions)	2025	2024
Interest and dividend income	$28.5	$36.3
Interest expense	(4.7)	(4.6)
Other expense, net	(3.2)	(0.3)
Total other income, net	$20.6	$31.4

4. Debt

Senior Convertible Notes
The carrying amounts of our senior convertible notes were as follows as of the dates indicated:

(In millions)	March 31, 2025	December 31, 2024
Principal amount:
Senior Convertible Notes due 2025	$1,207.5	$1,207.5
Senior Convertible Notes due 2028	1,250.0	1,250.0
Total principal amount	2,457.5	2,457.5
Unamortized debt issuance costs	(14.2)	(16.1)
Carrying amount of senior convertible notes	$2,443.3	$2,441.4
As of March 31, 2025 and December 31, 2024, the if-converted value of the 2025 Notes and 2028 Notes did not exceed their outstanding principal amount.
The following table summarizes the components of interest expense and the effective interest rates for our senior convertible notes for the periods shown:

	Three Months Ended March 31,
(In millions)	2025	2024
Cash interest expense:
Contractual coupon interest (1)	$1.9	$1.9
Non-cash interest expense:
Amortization of debt issuance costs	1.8	1.8
Total interest expense recognized on senior notes	$3.7	$3.7

Effective interest rate:
Senior Convertible Notes due 2025	0.5%	0.5%
Senior Convertible Notes due 2028	0.7%	0.7%

(1) Interest on our unsecured senior convertible notes due 2025, or the 2025 Notes, began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year. Interest on our unsecured senior convertible notes due 2028, or the 2028 Notes, began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year.

Convertible Debt Summary
The following table summarizes key details of the 2025 Notes and 2028 Notes:

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
2028 Capped Call Transactions
In May 2023, in connection with the offering of the 2028 Notes, we entered into privately negotiated capped call transactions, or the 2028 Capped Calls, with certain financial institutions. The 2028 Capped Calls cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2028 Notes, the number of shares of our common stock initially underlying the 2028 Notes. The 2028 Capped Calls are expected generally to reduce potential dilution to our common stock upon conversion of the 2028 Notes and/or offset any cash payments that we are required to make in excess of the principal amount of converted 2028 Notes, as the case may be, with such reduction and/or offset subject to a cap. The 2028 Capped Calls have an initial cap price of $212.62 per share, subject to adjustments, which represents a premium of 80% over the closing price of our common stock of $118.12 per share on the Nasdaq Global Select Market on May 2, 2023. The cost to purchase the 2028 Capped Calls of $101.3 million was recorded as a reduction to additional paid-in capital in our condensed consolidated balance sheets as the 2028 Capped Calls met the criteria for classification in stockholders’ equity.
Conversion Activity for Senior Convertible Notes
There was no conversion activity for the 2025 Notes or 2028 Notes for the three months ended March 31, 2025.
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

Amended Credit Agreement
Terms of the Amended Credit Agreement
In June 2023, we entered into the First Amendment to the Second Amended and Restated Credit Agreement, as amended, or the Amended Credit Agreement, which we had previously entered into in October 2021. The Amended Credit Agreement is a five-year revolving credit facility, or the Credit Facility, that provides for an available principal amount of $200.0 million which can be increased up to $500.0 million at our option subject to customary conditions and approval of our lenders. The Amended Credit Agreement will mature on October 13, 2026. Borrowings under the Amended Credit Agreement are available for general corporate purposes, including working capital and capital expenditures.
Information related to availability and outstanding borrowings on our Amended Credit Agreement is as follows as of the date indicated:

(In millions)	March 31, 2025
Available principal amount	$200.0
Letters of credit sub-facility	25.0
Outstanding borrowings	—
Outstanding letters of credit	7.7
Total available balance	$192.3
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
Our obligations under the Amended Credit Agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of Dexcom and the guarantors, including all or a portion of the equity interests of our domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge). The Amended Credit Agreement contains covenants that limit certain indebtedness, liens, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents, and sale and leaseback transactions of Dexcom or any of its domestic subsidiaries. The Amended Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of March 31, 2025.
As of March 31, 2025, we have no other material guarantee facilities or lines of credit.

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
Due to uncertainty surrounding the securities class action litigation and the derivative actions, we are unable to reasonably estimate the ultimate outcome of any of the litigation matters at this time. We intend to defend against these claims vigorously in all of these actions.
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

6. Income Taxes
We estimate our annual effective tax rate to be 24.2% for the full year 2025, which differs from the U.S. federal statutory rate due to state and foreign income taxes, federal taxation of international operations, and nondeductible executive compensation, partially offset by federal tax credits generated. Our actual effective tax rate of 31.7% for the three months ended March 31, 2025 compared to the estimated annual effective tax rate of 24.2%, was primarily due to shortfalls recognized for employee share-based compensation, net of disallowed executive compensation.
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
In June 2024, the State of California enacted S.B. 167, which suspends the use of net operating losses (“NOLs”) for the tax period from January 1, 2024 to December 31, 2026 for net business income of $1.0 million or more, as well as limits the utilization of research and development tax credits to $5.0 million each year. The State of California also passed S.B. 175 to provide for a potential early sunset of NOLs in either 2025 or 2026 if necessary. We have analyzed the effect of both these laws on our financial statements. We are estimating $4.6 million utilization of our California research and development tax credits for the tax year ending December 31, 2025.

7. Stockholders’ Equity
Share-Based Compensation
Our share-based compensation expense is associated with RSUs, PSUs, and our Employee Stock Purchase Plan, or ESPP. The following table summarizes our share-based compensation expense included in our condensed consolidated statements of operations for the periods shown:

	Three Months Ended March 31,
(In millions)	2025	2024
Cost of sales	$3.2	$3.7
Research and development	12.8	11.5
Selling, general and administrative	18.2	23.8
Total share-based compensation expense	$34.2	$39.0
As of March 31, 2025, unrecognized estimated compensation costs related to RSUs and PSUs totaled $339.9 million and are expected to be recognized over a weighted-average period of approximately 2.3 years.
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
We did not repurchase or issue any treasury shares for the three months ended March 31, 2025.

8. Business Segment and Geographic Information
We manage our business on a global consolidated basis within one operating and one reportable segment, which is consistent with how our chief operating decision maker (CODM), our President and Chief Executive Officer, reviews our business, makes investment and resource allocation decisions, and assesses operating performance. The majority of our revenue is generated in the United States. Our reportable segment derives revenues from the sale of disposable sensors and our Reusable Hardware.
The measures of segment profit or loss that are most consistent with U.S. GAAP used by the CODM to assess performance and allocate resources are operating income and net income. Our CODM also reviews total assets, as reported on our condensed consolidated balance sheets, and purchases of property and equipment, as reported on our condensed consolidated statements of cash flows.
Our CODM uses operating income and net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the Company, acquire companies, or invest in other companies. Operating income is the primary segment performance measure used to monitor budget versus actual results.
The following table sets forth our segment information for revenue, measures of segment profit or loss, and significant expenses:

	Three Months Ended March 31, 2025
(In millions)	2025	2024
Revenue	$1,036.0	$921.0
Less:
Cost of sales (1)	447.0	359.1
Payroll related expenses	220.2	199.8
Stock-based compensation expense	31.0	35.3
Marketing expense	70.4	61.5
Travel related expenses	19.6	21.0
Supply expenses and clinical trials	13.7	15.7
Consulting & professional fees	32.7	58.0
Equipment, office & facility expenses	21.5	22.2
IT software and data	35.1	32.1
Depreciation and amortization	9.2	11.7
Other segment items (2)	1.9	3.5
Operating income	133.7	101.1
Other income, net	20.6	31.4
Income tax expense	48.9	(13.9)
Net income	$105.4	$146.4

(1) Includes amounts stated in other significant expense captions.
(2) Other segment items are primarily composed of impairment of assets and bad debt expense.

	Three Months Ended March 31,
(In millions)	2025	2024
Other segment disclosures
Depreciation and amortization (1)	$60.0	$52.5
Expenditures for long-lived assets	$87.0	$56.9
Significant noncash items other than depreciation and amortization expense:
Deferred income taxes	$5.8	$41.8

(1) Includes depreciation and amortization recorded in both cost of sales and operating expenses.

See Note 3 “Balance Sheet Details and Other Financial Information—Other Income, Net” to the condensed consolidated financial statements for information about our interest income and interest expense.
See Note 7 “Stockholders’ Equity—Share-Based Compensation” to the condensed consolidated financial statements for information about our share-based compensation expense.
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
Revenue by Customer Sales Channel
We sell our CGM systems through a direct sales organization and through distribution arrangements that allow distributors to sell our products. The following table sets forth revenue by major sales channel for the periods shown:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
(In millions)	Amount	% of Total	Amount	% of Total
Distributor	$880.0	85%	$778.8	85%
Direct	156.0	15%	142.2	15%
Total revenue	$1,036.0	100%	$921.0	100%
Revenue by Geographic Region
During the three months ended March 31, 2025 and March 31, 2024, no individual country outside the United States generated revenue that represented more than 10% of our total revenue. The following table sets forth revenue by our two primary geographical markets, the United States and International, based on the geographic location to which we deliver the components, for the periods shown:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
(In millions)	Amount	% of Total	Amount	% of Total
United States	$750.5	72%	$653.2	71%
International	285.5	28%	267.8	29%
Total revenue	$1,036.0	100%	$921.0	100%

9. Subsequent Events
In April 2025, our Board of Directors authorized and approved a share repurchase program of up to $750.0 million of our outstanding common stock with a repurchase period ending no later than June 30, 2026, which we refer to as the 2025 Share Repurchase Program.
Repurchases of our common stock under the 2025 Share Repurchase Program may be made from time to time in the open market, in privately negotiated transactions or by other methods, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, at our discretion, and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act and other applicable federal and state laws and regulations. The timing of any repurchases will depend on market conditions and will be made at our discretion.
The 2025 Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares of our common stock, and the program may be extended, modified, suspended, or discontinued at any time.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are not purely historical regarding Dexcom’s or its management’s intentions, beliefs, expectations and strategies for the future. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, deal with future events, are subject to various risks and uncertainties, and actual results could differ materially from those anticipated in those forward looking statements. The risks and uncertainties that could cause actual results to differ materially are more fully described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 18, 2025, together with any updates identified under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, elsewhere in this Quarterly Report on Form 10-Q, and in our other reports filed with the SEC. We assume no obligation to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform these forward-looking statements to actual results. You should read the following discussion and analysis together with our condensed consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

Who We Are

We are a medical device company primarily focused on the design, development and commercialization of continuous glucose monitoring, or CGM, systems for the management of diabetes and metabolic health by patients, caregivers, and clinicians around the world.
We received approval from the Food and Drug Administration, or FDA, and commercialized our first product in 2006. We launched our latest generation systems, the Dexcom G6 integrated Continuous Glucose Monitoring System, or G6, in 2018, and we launched the Dexcom G7, or G7, in 2023. In August 2024, we launched Stelo, our new biosensor designed for adults with prediabetes and Type 2 diabetes who do not use insulin, as the first over-the-counter glucose biosensor in the U.S. In April 2025, we received FDA clearance for the Dexcom G7 15 Day CGM System for people over the age of 18 with diabetes in the United States.
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

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements as well as the reported revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting estimates during the three months ended March 31, 2025.

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue, gross profit, operating income, net income, and operating cash flow.
Key Highlights for the Three Months Ended March 31, 2025 include the following:

Revenue	Gross Profit	Operating Income	Net Income	Operating Cash Flow
$1.04 billion	$589.0 million	$133.7 million	$105.4 million	$183.8 million
up 12% from the same period in 2024	up 5% from the same period in 2024	up 32% from the same period in 2024	down 28% from the same period in 2024	down 12% from the same period in 2024
We ended the first quarter of 2025 with cash, cash equivalents and short-term marketable securities totaling $2.70 billion.

Results of Operations

Financial Overview

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
	Three Months Ended March 31,				2025 - 2024
(In millions, except per share amounts)	2025	% of Revenue (1)	2024	% of Revenue (1)	$ Change	% Change
Revenue	$1,036.0	100%	$921.0	100%	$115.0	12%
Cost of sales	447.0	43%	359.1	39%	87.9	24%
Gross profit	589.0	56.9%	561.9	61.0%	27.1	5%
Operating expenses:
Research and development	145.2	14%	141.5	15%	3.7	3%
Selling, general and administrative	310.1	30%	319.3	35%	(9.2)	(3)%
Total operating expenses	455.3	44%	460.8	50%	(5.5)	(1)%
Operating income	133.7	13%	101.1	11%	32.6	32%
Other income, net	20.6	2%	31.4	3%	(10.8)	(34)%
Income before income taxes	154.3	15%	132.5	14%	21.8	16%
Income tax expense (benefit)	48.9	5%	(13.9)	(2)%	62.8	**
Net income	$105.4	10%	$146.4	16%	$(41.0)	(28)%

Basic net income per share	$0.27	**	$0.38	**	$(0.11)	(29)%
Diluted net income per share	$0.27	**	$0.36	**	$(0.09)	(25)%

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
Other income, net
Other income, net consists primarily of interest and dividend income on our cash, cash equivalents and short-term marketable securities portfolio, foreign currency transaction gains and losses due to the effects of foreign currency fluctuations, realized and unrealized gains and losses on equity investments, and interest expense related to our senior convertible notes.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Revenue and Gross Profit Margin %
$921.0 M
61.0%
$1,036.0 M
56.9%
2024
2025
Revenue
Gross Profit Margin %

	Three Months Ended March 31,				2025 - 2024
	2025		2024		Change in Revenue
(In millions)	Revenue	% of Total	Revenue	% of Total	$	%
United States	$750.5	72%	$653.2	71%	$97.3	15%
International	285.5	28%	267.8	29%	17.7	7%
Total Revenue	$1,036.0	100%	$921.0	100%	$115.0	12%

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Revenue
The revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base. We added approximately 500,000 - 600,000 net customers, excluding Stelo customers, to our worldwide customer base in 2024. The increase in revenue was offset by pricing headwinds due to rebate eligibility and channel mix.

Disposable sensor and other revenue comprised approximately 96% of total revenue and Reusable Hardware revenue comprised approximately 4% of total revenue for the three months ended March 31, 2025. Disposable sensor and other revenue comprised approximately 93% of total revenue and Reusable Hardware revenue comprised approximately 7% of total revenue for the three months ended March 31, 2024.

Cost of sales & Gross profit
Cost of sales and gross profit increased primarily due to an increase in sales volume driven by the addition of approximately 500,000 - 600,000 net customers, excluding Stelo customers, to our worldwide customer base in 2024.

The decrease in gross profit margin percentage in the first quarter of 2025 compared to the first quarter of 2024 was primarily driven by inefficiencies associated with ensuring supply availability, build configurations that lowered production yield, and product and channel mix changes.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Research and development expense
Research and development expense increased primarily due to $10.2 million in higher compensation and related costs due to headcount growth, offset by $4.2 million in lower clinical trials, supplies and other support costs.

We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.

Selling, general and administrative expense
Selling, general and administrative expense decreased primarily due to $22.7 million in lower legal expense primarily related to a patent infringement lawsuit that was settled in December 2024, $3.6 million in lower third party and consulting fees, offset by $9.4 million in higher advertising and marketing costs and $8.9 million in higher compensation and related costs due to headcount growth.

Other income, net
Other income, net, decreased primarily due to $7.8 million in lower interest and dividend income on our cash, cash equivalents, and marketable securities portfolio and $4.2 million of unrealized losses on equity investments. The decrease in interest income was related to a change in market interest rates, as well as a decrease in the average invested balances compared to the same period in 2024.

Income tax expense (benefit)
The income tax expense recorded for the three months ended March 31, 2025 was primarily attributable to income tax expense from normal, recurring operations and discrete impact of shortfalls recognized for share-based compensation for employees, net of disallowed executive compensation.
The income tax benefit recorded for the three months ended March 31, 2024 was primarily attributable to income tax expense from normal, recurring operations, offset by discrete excess tax benefits recognized for share-based compensation for employees, net of disallowed executive compensation, and the Verily milestone payment.
The increase in our effective tax rate for the three months ended March 31, 2025 compared to the same period in 2024 is primarily attributable to shortfalls recognized for share-based compensation for employees and tax benefits of the Verily milestone payment in the same period in 2024.

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
A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in U.S. dollars. We will be exposed to additional foreign currency exchange risk related to our international operations as we expand our manufacturing internationally and as our business continues to increase in international markets. See “Foreign Currency Exchange Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for more information.

Main Sources of Liquidity
Cash, cash equivalents and short-term marketable securities
Our cash, cash equivalents and short-term marketable securities totaled $2.70 billion as of March 31, 2025. None of those funds were restricted and $2.32 billion (approximately 86%) of those funds were located in the United States.
Cash flows from Operations
For the three months ended March 31, 2025, we had positive cash flows of $183.8 million from operating activities. We anticipate that we will continue to generate positive cash flows from operations for the foreseeable future.
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
In connection with the 2028 Notes offering, we purchased the 2028 Capped Calls. See Note 4 “Debt” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about our senior convertible notes and the 2028 Capped Calls.
Amended Credit Agreement
As of March 31, 2025, we had no outstanding borrowings, $7.7 million in outstanding letters of credit, and a total available balance of $192.3 million under the Amended Credit Agreement. We monitor counterparty risk associated with the institutional lenders that are providing the Credit Facility. We currently believe that the Credit Facility will be available to us should we choose to borrow under it. Revolving loans will be available for general corporate purposes, including working capital and capital expenditures. See Note 4 “Debt” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Amended Credit Agreement.
Short-term Liquidity Requirements
Our short-term liquidity requirements primarily consist of regular operating costs, interest payments related to our senior convertible notes, capital expenditures for the development of our manufacturing facilities and office spaces, and short-term material cash requirements as described below. As of March 31, 2025, we had a working capital ratio of 1.50 and a quick ratio of 1.27, which indicates that our current assets are more than enough to cover our short-term liabilities. We expect to incur significant capital expenditures for the next year as we continue to invest in equipment and our manufacturing facilities.
As of March 31, 2025, we have outstanding senior convertible notes classified as current that will mature in November 2025. However, the outstanding principal of our senior convertible notes could be converted into cash and/or shares of our common stock prior to maturity once certain conditions are met. See Note 4 “Debt—Senior Convertible Notes” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on conversion rights prior to maturity.
We believe that our cash, cash equivalents, and marketable securities balances, projected cash contributions from our commercial operations, and borrowings under our Credit Facility will be sufficient to meet our anticipated seasonal working capital needs, all capital expenditure requirements, material cash requirements as described below, and other liquidity requirements associated with our operations for at least the next 12 months. We may use cash to repurchase shares of our common stock, including pursuant to the 2025 Share Repurchase Program, or for other strategic initiatives that strengthen our foundation for long-term growth.

Long-term Liquidity Requirements
Our long-term liquidity requirements primarily consist of interest and principal payments related to our senior convertible notes, capital expenditures for the development of our manufacturing facilities and office spaces, and long-term material cash requirements as described below. As of March 31, 2025, we had a debt-to-assets ratio of 0.36, which indicates that our total assets are more than enough to cover our short-term and long-term debts. As demand grows for our products, we will continue to expand global operations to meet demand through investments in manufacturing and operations. We expect to meet our long-term liquidity requirements from our main sources of liquidity as described above to support our future operations, capital expenditures, acquisitions, and other liquidity requirements associated with our operations beyond the next 12 months.
As of March 31, 2025, we have outstanding senior convertible notes classified as long-term that will mature in May 2028. However, the outstanding principal of our senior convertible notes could be converted into cash and/or shares of our common stock prior to maturity once certain conditions are met. See Note 4 “Debt—Senior Convertible Notes” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on conversion rights prior to maturity.
Material Cash Requirements
From time to time in the ordinary course of business, we enter into a variety of purchase arrangements including but not limited to, purchase arrangements related to capital expenditures, components used in manufacturing, and research and development activities. As of March 31, 2025, there were no material changes to our contractual obligations outside the ordinary course of business.
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
As market conditions warrant, we may, from time to time, repurchase our outstanding debt securities or shares of our common stock, including pursuant to the 2025 Share Repurchase Program, in the open market, in privately negotiated transactions, by exchange transaction or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity and other factors and may be commenced or suspended at any time. The amounts involved and total consideration paid may be material. See Note 9 “Subsequent Events” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about our 2025 Share Repurchase Program.
See Note 4 “Debt” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about the terms of the Amended Credit Agreement, our senior convertible notes, and the 2028 Capped Calls.
We are party to various leasing arrangements, primarily for office, manufacturing and warehouse space that expire at various times through December 2030, excluding any renewal options. We also have land leases in Penang, Malaysia that expire in 2082 and Athenry, Ireland that expire in 3023 related to our international manufacturing facilities. We anticipate incurring significant expenditures related to the build-out of our manufacturing facilities and investment in equipment. See Note 6 “Leases and Other Commitments—Leases” to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for more information about our leases. There were no material changes to our lease obligations during the three months ended March 31, 2025.

Cash Flows
As of March 31, 2025, we had $2.70 billion in cash, cash equivalents and short-term marketable securities, which is an increase of $122.0 million compared to $2.58 billion as of December 31, 2024.
The following table sets forth a summary of our cash flows and the primary changes in cash flows for the periods shown. See the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the complete condensed consolidated statements of cash flows for these periods.

	Three Months Ended March 31,
(In millions)	2025	2024	$ Change
Net cash provided by operating activities	$183.8	$209.2	$(25.4)
Net cash provided by investing activities	100.2	74.8	25.4
Net cash provided by financing activities	12.5	4.7	7.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.3	(3.8)	6.1
Increase in cash, cash equivalents and restricted cash	$298.8	$284.9	$13.9

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Operating Cash Flows	$41.0 million decrease in net income primarily due to higher income tax expense
$34.2 million increase in net non-cash adjustments primarily due to adjustments to deferred income taxes

$18.6 million decrease in net changes in operating assets and liabilities primarily due to the timing of sales and customer collections in accounts receivables, partially offset by changes in accrued payroll due to lower variable compensation payments

Investing Cash Flows	$58.3 million decrease in net proceeds from marketable securities due to the management of our liquidity
$30.1 million increase in capital expenditures due to the build-out of our manufacturing facility in Ireland

Financing Cash Flows	$7.0 million decrease in payments of finance lease obligations due to prepayments related to our Ireland land lease

Recent Accounting Guidance
See Note 1 “Organization and Significant Accounting Policies” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements and the potential impact on our condensed consolidated financial statements, if any.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2025. See Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for a detailed discussion of our market risks.

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Regulations under the Exchange Act require public companies to maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and timely communicated to management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of March 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of such date.
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
Securities Class Action Litigation
Between August 21 and October 9, 2024, three substantially similar putative class action complaints were filed against us and certain of our executive officers in the United States District Court for the Southern District of California. On December 13, 2024, the court appointed lead plaintiff court and consolidated the three actions (now captioned In Re: Dexcom, Inc. Class Action Securities Litigation, Lead Case No.: 24-cv-1485-RSH-VET). On January 27, 2025, lead plaintiff filed a consolidated complaint. The consolidated complaint alleges violations of the Securities Exchange Act against us and certain of our current and former executive officers for allegedly making false and misleading statements between April 28, 2023 and July 25, 2024, with respect to our expected revenue for fiscal 2024 and ability to capitalize on our growth potential. On March 13, 2025, we filed a motion to dismiss the consolidated complaint. On April 14, 2025, lead plaintiff filed an opposition to our motion to dismiss. Our deadline to file a reply is May 5, 2025.
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
On April 14, 2025, a third derivative lawsuit was filed against us and certain of our current and former executive officers and directors in the United States District Court for the Southern District of California. The allegations largely track those made in the Securities Class Action Litigation and seek, among other things, damages and restitution to be paid to the Company by the individual defendants, punitive damages, and attorney’s fees and costs. Defendants have not yet been served, and no deadlines are currently set.
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

ITEM 1A - RISK FACTORS
The following risk factor supplements and, to the extent inconsistent, supersedes, the risk factors disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 18, 2025. Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. Before making a decision to invest in, hold or sell our common stock, in addition to the information and risk factors set forth in this Quarterly Report on Form 10-Q, stockholders and potential stockholders should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially and adversely affect our business, financial condition, results of operations and prospects. In that case, the value of our common stock could decline and stockholders may lose all or part of their investment.
Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business, financial condition, results of operations or prospects. Refer to our disclaimer regarding forward-looking statements at the beginning of Part I, Item 1 of this Quarterly Report on Form 10-Q.
If we or our suppliers or distributors fail to comply with ongoing regulatory requirements, including responding to the FDA warning letter, or if we have unanticipated problems with our products, the products could be subject to restrictions or withdrawal from the market.
Any product for which we obtain marketing approval, clearance or authorization (and the activities related to its production, distribution, and promotion, sale, and marketing) are subject to continual review and periodic inspections by the FDA and other regulatory bodies, which may include inspection of our manufacturing processes, complaint handling and adverse event reporting, post-approval clinical data and promotional activities for such product. The FDA’s Medical Device Reporting, or MDR, regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury.
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
We and certain of our suppliers are also required to comply with the FDA’s Quality System Regulation, or QSR, and other regulations which cover the methods and documentation of the design, testing, production, control, selection and oversight of suppliers or contractors, quality assurance, labeling, packaging, storage, complaint handling, shipping and servicing of our products. The FDA may enforce the QSR through announced (through prior notification) or unannounced inspections, such as the inspections described below.
Compliance with ongoing regulatory requirements can be complex, expensive and time-consuming. Failure by us or one of our suppliers or distributors to comply with statutes and regulations administered by the FDA, competent authorities and other regulatory bodies, or failure to take adequate response to any observations, including the warning letter described below, could result in, among other things, any of the following actions:
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
•injunctions; and
•criminal prosecution.
From time to time, the FDA issues Form 483 findings related to our operations and may issue warning letters or take other administrative or enforcement actions for noncompliance with FDA laws and regulations. In March 2025, we received an FDA warning letter following inspections of our facilities in San Diego, California, and Mesa, Arizona. In the warning letter, the FDA cited deficiencies in the response letters sent by us to the FDA following the Form 483, List of Investigational Observations that was delivered to us in connection with the inspection of our San Diego facility that occurred from October 2024 through November 2024, and the inspection of our Mesa, Arizona facility that occurred in June 2024. The warning letter describes observed non-conformities in manufacturing processes and our quality management system. We take the matters identified in the warning letter seriously and have already submitted responses to the Form 483 and to the FDA warning letter. While the warning letter does not restrict our ability to produce, market, manufacture or distribute products, require recall of any products, nor restrict our ability to seek FDA 510(k) clearance of new products, we may fail to satisfy these regulatory requirements to the FDA’s satisfaction, and any failure to do so could result in the foregoing occurring.
While we intend to undertake certain corrective actions and provide regular updates to the FDA, we cannot give any assurances that the FDA will be satisfied with our response or as to the we expect to resolve the matters included in the FDA warning letter. Until the issues cited in the warning letter are resolved to the FDA’s satisfaction, additional legal or regulatory action may be taken without further notice, including as described above.
The potential effect of the warning letter and these other events can in some cases be difficult to quantify and could harm our reputation and cause our product sales and profitability to suffer. In addition, we believe events that could be classified as reportable events pursuant to MDR regulations are generally underreported by physicians and users, and any underlying problems could be of a larger magnitude than suggested by the number or types of MDRs filed by us. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements.
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
We cannot guarantee that the 2025 Share Repurchase Program will be fully consummated or that such program will enhance the long-term value of our share price.
In April 2025, our Board of Directors authorized and approved the 2025 Share Repurchase Program, which provides for the repurchase of up to $750.0 million of our outstanding common stock, with a repurchase period ending no later than June 30, 2026. Repurchases of our common stock under the 2025 Share Repurchase Program may be made from time to time in the open market, in privately negotiated transactions or by other methods, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, at our discretion, and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act and other applicable federal and state laws and regulations. The timing of any repurchases will depend on market conditions and will be made at our discretion. The 2025 Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares of our common stock, and the program may be extended, modified, suspended, or discontinued at any time.

The 2025 Share Repurchase Program could affect the price of our common stock and increase the volatility thereof. Price volatility may cause the average price at which we repurchase our common stock in a given period to exceed the stock’s price at a given point in time. There can be no assurance that the timeframe for repurchases under our 2025 Share Repurchase Program or that any repurchases conducted thereunder will have a positive impact on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease share repurchases under the 2025 Share Repurchase Program include, among others, unfavorable market conditions; the market price of our common stock; the nature of other investment or strategic opportunities presented to us from time to time; our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to repurchase shares under the 2025 Share Repurchase Program; and the availability of funds necessary to fulfill such repurchases.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
None.

ITEM 5 - OTHER INFORMATION
Trading Plans
During the three months ended March 31, 2025, the following Section 16 officers and directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act) intended to satisfy the affirmative defense of Rule 10b5-1(c):

Name	Title	Action	Action Date	Aggregate Number of Shares to be Sold	Expiration Date(1)
Nicholas Augustinos	Director	Adoption	3/14/2025	9,333	3/15/2026
Michael J. Brown	Executive Vice President, Chief Legal Officer	Adoption	2/21/2025	31,125	2/20/2026
Mark G. Foletta	Director	Adoption(2)	3/13/2025	8,250	3/15/2026
Jacob S. Leach	Executive Vice President, Chief Operating Officer	Adoption	3/12/2025	102,732	3/12/2026
Sadie M. Stern	Executive Vice President, Chief Human Resources Officer	Adoption	2/20/2025	22,309	5/22/2026

(1) Each trading arrangement permitted or permits transactions through and including the date listed in the table.
(2) Adopted on behalf of a trust for which Mr. Foletta serves as a trustee.
Each of the Rule 10b5-1 trading arrangements disclosed in the above table was made in accordance with our insider trading policy. Transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.
During the three months ended March 31, 2025, none of our Section 16 officers or directors adopted, modified, or terminated a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

ITEM 6 - EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 is formatted in Inline XBRL					X

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

DEXCOM, INC. (Registrant)

Dated:	May 1, 2025	By:	/s/ KEVIN R. SAYER
Kevin R. Sayer, Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 1, 2025	By:	/s/ JEREME M. SYLVAIN
Jereme M. Sylvain, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)