Form 10-Q
period 2025-06-30
DEXCOM INC
filed 2025-07-30
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 23, 2025, there were 392,155,265 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except share and par value data)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,159.0	$606.1
Short-term marketable securities	1,770.3	1,973.3
Accounts receivable, net	1,348.8	1,005.7
Inventory	570.7	542.6
Prepaid and other current assets	181.4	173.7
Total current assets	5,030.2	4,301.4
Property and equipment, net	1,457.3	1,339.9
Operating lease right-of-use assets	56.4	62.8
Goodwill	24.1	22.8
Intangibles, net	87.2	103.4
Deferred tax assets	496.3	481.2
Other assets	175.5	173.0
Total assets	$7,327.0	$6,484.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,943.8	$1,585.1
Accrued payroll and related expenses	129.3	112.0
Current portion of long-term senior convertible notes	1,206.1	1,204.4
Short-term operating lease liabilities	23.4	22.5
Deferred revenue	6.1	8.0
Total current liabilities	3,308.7	2,932.0
Long-term senior convertible notes	1,238.9	1,237.0
Long-term operating lease liabilities	54.7	65.0
Other long-term liabilities	151.6	147.9
Total liabilities	4,753.9	4,381.9
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 million shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 800.0 million shares authorized; 410.4 million and 392.2 million shares issued and outstanding, respectively, at June 30, 2025; and 408.9 million and 390.7 million shares issued and outstanding, respectively, at December 31, 2024	0.4	0.4
Additional paid-in capital	2,187.5	2,093.8
Accumulated other comprehensive income (loss)	83.6	(8.0)
Retained earnings	1,882.8	1,597.6
Treasury stock, at cost; 18.2 million shares at June 30, 2025 and December 31, 2024	(1,581.2)	(1,581.2)
Total stockholders’ equity	2,573.1	2,102.6
Total liabilities and stockholders’ equity	$7,327.0	$6,484.5
See accompanying notes

DexCom, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Revenue	$1,157.1	$1,004.3	$2,193.1	$1,925.3
Cost of sales	468.3	377.6	915.3	736.7
Gross profit	688.8	626.7	1,277.8	1,188.6
Operating expenses:
Research and development	148.2	136.0	293.4	277.5
Selling, general and administrative	328.0	332.7	638.1	652.0
Total operating expenses	476.2	468.7	931.5	929.5
Operating income	212.6	158.0	346.3	259.1
Other income, net	28.5	29.8	49.1	61.2
Income before income taxes	241.1	187.8	395.4	320.3
Income tax expense	61.3	44.3	110.2	30.4
Net income	$179.8	$143.5	$285.2	$289.9

Basic net income per share	$0.46	$0.36	$0.73	$0.73
Shares used to compute basic net income per share	392.1	399.2	391.6	394.8
Diluted net income per share	$0.45	$0.35	$0.71	$0.71
Shares used to compute diluted net income per share	408.2	416.8	407.8	416.9
See accompanying notes

DexCom, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net income	$179.8	$143.5	$285.2	$289.9
Other comprehensive income (loss), net of tax:
Translation adjustments and other	81.9	0.2	91.9	(19.0)
Unrealized loss on marketable debt securities	(0.5)	(0.9)	(0.3)	(2.3)
Total other comprehensive income (loss), net of tax	81.4	(0.7)	91.6	(21.3)
Comprehensive income	$261.2	$142.8	$376.8	$268.6
See accompanying notes

DexCom, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended June 30, 2025
				Accumulated Other Comprehensive Income (Loss)
(In millions)	Common Stock		Additional Paid-In Capital	Translation Adjustments and Other	Net Unrealized Gain (Loss) on Marketable Securities	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2025	392.1	$0.4	$2,142.2	$1.6	$0.6	$1,703.0	$(1,581.2)	$2,266.6
Issuance of common stock under equity incentive plans	0.1	—	—	—	—	—	—	—
Share-based compensation expense	—	—	45.3	—	—	—	—	45.3
Net income	—	—	—	—	—	179.8	—	179.8
Other comprehensive income, net of tax	—	—	—	81.9	(0.5)	—	—	81.4
Balance at June 30, 2025	392.2	$0.4	$2,187.5	$83.5	$0.1	$1,882.8	$(1,581.2)	$2,573.1

	Three Months Ended June 30, 2024
				Accumulated Other Comprehensive Income (Loss)
(In millions)	Common Stock		Additional Paid-In Capital	Translation Adjustments and Other	Net Unrealized Gain (Loss) on Marketable Securities	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2024	396.1	$0.4	$2,510.6	$(36.2)	$(1.1)	$1,167.8	$(1,394.7)	$2,246.8
Exercise and settlement of warrants	4.6	—	(563.0)	—	—	—	563.0	—
Share-based compensation expense	—	—	44.7	—	—	—	—	44.7
Net income	—	—	—	—	—	143.5	—	143.5
Other comprehensive loss, net of tax	—	—	—	0.2	(0.9)	—	—	(0.7)
Balance at June 30, 2024	400.7	$0.4	$1,992.3	$(36.0)	$(2.0)	$1,311.3	$(831.7)	$2,434.3
See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Six Months Ended June 30, 2025
				Accumulated Other Comprehensive Income (Loss)
(In millions)	Common Stock		Additional Paid-In Capital	Translation Adjustments and Other	Net Unrealized Gain (Loss) on Marketable Securities	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	390.7	$0.4	$2,093.8	$(8.4)	$0.4	$1,597.6	$(1,581.2)	$2,102.6
Issuance of common stock under equity incentive plans	1.3	—	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.2	—	14.2	—	—	—	—	14.2
Share-based compensation expense	—	—	79.5	—	—	—	—	79.5
Net income	—	—	—	—	—	285.2	—	285.2
Other comprehensive income, net of tax	—	—	—	91.9	(0.3)	—	—	91.6
Balance at June 30, 2025	392.2	$0.4	$2,187.5	$83.5	$0.1	$1,882.8	$(1,581.2)	$2,573.1

	Six Months Ended June 30, 2024
				Accumulated Other Comprehensive Income (Loss)
(In millions)	Common Stock		Additional Paid-In Capital	Translation Adjustments and Other	Net Unrealized Gain (Loss) on Marketable Securities	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	385.4	$0.4	$3,514.6	$(17.0)	$0.3	$1,021.4	$(2,451.1)	$2,068.6
Issuance of common stock under equity incentive plans	1.2	—	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.1	—	13.4	—	—	—	—	13.4
Issuance of common stock in connection with achievement of sales-based milestone, net of issuance costs	1.5	—	(188.1)	—	—	—	188.1	—
Exercise and settlement of warrants	12.5	—	(1,431.3)	—	—	—	1,431.3	—
Share-based compensation expense	—	—	83.7	—	—	—	—	83.7
Net income	—	—	—	—	—	289.9	—	289.9
Other comprehensive loss, net of tax	—	—	—	(19.0)	(2.3)	—	—	(21.3)
Balance at June 30, 2024	400.7	$0.4	$1,992.3	$(36.0)	$(2.0)	$1,311.3	$(831.7)	$2,434.3
See accompanying notes

DexCom, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2025	2024
Operating activities
Net income	$285.2	$289.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	123.0	104.6
Share-based compensation	79.5	83.7
Non-cash interest expense	3.7	3.7
Deferred income taxes	(14.7)	(56.5)
Other non-cash income and expenses	(12.7)	(23.4)
Changes in operating assets and liabilities:
Accounts receivable, net	(333.5)	28.0
Inventory	(12.3)	(18.4)
Prepaid and other assets	(5.5)	(45.4)
Operating lease right-of-use assets and liabilities, net	(3.0)	(3.6)
Accounts payable and accrued liabilities	359.4	181.9
Accrued payroll and related expenses	15.3	(55.2)
Deferred revenue and other liabilities	2.4	(0.7)
Net cash provided by operating activities	486.8	488.6
Investing activities
Purchases of marketable securities	(1,070.7)	(1,776.6)
Proceeds from sale and maturity of marketable securities	1,288.9	1,788.6
Purchases of property and equipment	(181.1)	(123.0)
Other investing activities	(0.5)	(3.1)
Net cash provided by (used in) investing activities	36.6	(114.1)
Financing activities
Net proceeds from issuance of common stock	14.2	13.4
Other financing activities	(3.4)	(10.1)
Net cash provided by financing activities	10.8	3.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	18.8	(4.8)
Increase in cash, cash equivalents and restricted cash	553.0	373.0
Cash, cash equivalents and restricted cash, beginning of period	607.3	567.5
Cash, cash equivalents and restricted cash, end of period	$1,160.3	$940.5

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,159.0	$939.2
Restricted cash	1.3	1.3
Total cash, cash equivalents and restricted cash	$1,160.3	$940.5

Supplemental disclosure of non-cash investing and financing transactions:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$51.7	$90.7
Right-of-use assets obtained in exchange for operating lease liabilities	$0.5	$8.7
Right-of-use assets obtained in exchange for finance lease liabilities	$1.4	$9.8
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
Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.
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

Significant Accounting Policies
There were no material changes during the six months ended June 30, 2025 to our significant accounting policies as described in Note 1 “Organization and Significant Accounting Policies” to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
Accounts receivable as of June 30, 2025 and December 31, 2024 included unbilled accounts receivable of $17.0 million and $15.2 million, respectively. We expect to invoice and collect all unbilled accounts receivable within twelve months.
We record deferred revenue when cash payments have been received prior to satisfaction of the related performance obligation. Our performance obligations are generally satisfied within twelve months of the initial contract date. The deferred revenue balances related to performance obligations that will be satisfied after twelve months were $8.5 million as of June 30, 2025 and $9.5 million as of December 31, 2024. These balances are included in other long-term liabilities in our condensed consolidated balance sheets.

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

The following table sets forth the computation of basic and diluted net income per share for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Net income	$179.8	$143.5	$285.2	$289.9
Add back interest expense, net of tax attributable to assumed conversion of senior convertible notes	2.9	2.9	5.8	5.8
Net income - diluted	$182.7	$146.4	$291.0	$295.7

Net income per common share
Basic	$0.46	$0.36	$0.73	$0.73
Diluted	$0.45	$0.35	$0.71	$0.71

Basic weighted average shares outstanding	392.1	399.2	391.6	394.8
Dilutive potential securities:
Collaborative sales-based milestones	—	—	—	0.4
RSUs and PSUs	0.4	0.6	0.5	1.0
Senior convertible notes	15.7	15.7	15.7	15.7
Warrants	—	1.3	—	5.0
Diluted weighted average shares outstanding	408.2	416.8	407.8	416.9
Outstanding anti-dilutive securities not included in the calculations of diluted net income per share attributable to common stockholders were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
RSUs and PSUs	1.2	1.3	1.2	0.8

Recent Accounting Guidance
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-09, Improvements to Income Tax Disclosures. The ASU requires greater disaggregation of information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. The ASU is effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact of this standard on our annual disclosures.
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
The following table summarizes financial assets that we measured at fair value on a recurring basis as of June 30, 2025, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$560.1	$49.8	$—	$609.9

Debt securities, available-for-sale:
U.S. government agencies (1)	—	945.3	—	945.3
Commercial paper	—	143.7	—	143.7
Corporate debt	—	680.3	—	680.3
Total debt securities, available-for-sale	—	1,769.3	—	1,769.3

Other long-term assets:
Convertible notes receivable	—	—	11.1	11.1
Other assets (2)	19.7	—	—	19.7

Total assets measured at fair value on a recurring basis	$579.8	$1,819.1	$11.1	$2,410.0
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
There were no transfers into or out of Level 3 securities during the three and six months ended June 30, 2025 and June 30, 2024.
Fair Value of Senior Convertible Notes
The fair value, based on trading prices (Level 1 inputs), of our senior convertible notes were as follows as of the dates indicated:

	Fair Value Measurements Using Level 1
(In millions)	June 30, 2025	December 31, 2024
Senior Convertible Notes due 2025	$1,187.2	$1,163.7
Senior Convertible Notes due 2028	1,175.4	1,122.3
Total fair value of outstanding senior convertible notes	$2,362.6	$2,286.0
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
As of June 30, 2025 and December 31, 2024, the notional amounts of outstanding foreign currency forward contracts were $56.6 million and $66.0 million, respectively. The resulting impact on our condensed consolidated financial statements from currency hedging activities was not significant for the three and six months ended June 30, 2025 and June 30, 2024.
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
We hold certain other investments that we do not measure at fair value on a recurring basis. The carrying values of these investments were $115.8 million as of June 30, 2025 and $119.3 million as of December 31, 2024. We include the carrying values of these investments in other assets in our condensed consolidated balance sheets. It is impracticable for us to estimate the fair value of these investments on a recurring basis due to the fact that these entities are privately held and limited information is available. We monitor the information that becomes available from time to time and adjust the carrying values of these investments if there are identified events or changes in circumstances that have a significant effect on the fair values.
There were no significant impairment losses on assets and liabilities measured at fair value on a non-recurring basis during the three and six months ended June 30, 2025 and June 30, 2024.

3. Balance Sheet Details and Other Financial Information

Short-Term Marketable Securities
Short-term marketable securities consists of available-for-sale debt securities and marketable equity securities.

(In millions)	June 30, 2025	December 31, 2024
Debt securities, available-for-sale	$1,769.3	$1,973.3
Marketable equity securities	1.0	—
Short-term marketable securities	$1,770.3	$1,973.3
Our available-for-sale debt securities were as follows as of the dates indicated:

	June 30, 2025
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies (1)	$945.5	$0.3	$(0.5)	$945.3
Commercial paper	143.8	—	(0.1)	143.7
Corporate debt	679.9	0.5	(0.1)	680.3
Total debt securities, available-for-sale	$1,769.2	$0.8	$(0.7)	$1,769.3
(1) Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.

	December 31, 2024
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies (1)	$1,149.4	$1.3	$(0.6)	$1,150.1
Commercial paper	312.2	—	(0.1)	312.1
Corporate debt	511.1	0.4	(0.4)	511.1
Total debt securities, available-for-sale	$1,972.7	$1.7	$(1.1)	$1,973.3
(1) Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.
As of June 30, 2025, the estimated market values of our short-term debt securities with contractual maturities up to 12 months and up to 18 months were $1.59 billion and $182.9 million, respectively. As of December 31, 2024, the estimated market values of our short-term debt securities with contractual maturities up to 12 months and up to 18 months were $1.73 billion and $247.7 million, respectively. Gross realized gains and losses on sales of our short-term debt securities for the three and six months ended June 30, 2025 and June 30, 2024 were not significant.
We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities at June 30, 2025 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Inventory

(In millions)	June 30, 2025	December 31, 2024
Raw materials	$346.1	$327.1
Work-in-process	94.0	28.1
Finished goods	130.6	187.4
Total inventory	$570.7	$542.6
We recorded excess and obsolete inventory charges of $8.8 million and $0.1 million, during the three months ended June 30, 2025 and 2024, respectively, and $37.0 million and $9.4 million during the six months ended June 30, 2025 and 2024, respectively. These charges are recorded in cost of sales as a result of our ongoing assessment of sales demand, inventory on hand for each product, and the continuous improvement and innovation of our products.

Prepaid and Other Current Assets

(In millions)	June 30, 2025	December 31, 2024
Prepaid expenses	$87.1	$87.5
Deferred compensation plan assets	19.7	18.6
Income tax receivables	10.1	27.9
Indirect tax receivables	18.1	10.6
Other current assets	46.4	29.1
Total prepaid and other current assets	$181.4	$173.7

Property and Equipment

(In millions)	June 30, 2025	December 31, 2024
Building	$310.1	$291.0
Computer software and hardware	82.9	76.6
Furniture and fixtures	40.6	40.2
Land and land improvements	56.6	53.1
Leasehold improvements	297.0	293.8
Machinery and equipment	990.3	908.9
Construction in progress	445.6	354.6
Total cost	2,223.1	2,018.2
Less: accumulated depreciation and amortization	(765.8)	(678.3)
Total property and equipment, net	$1,457.3	$1,339.9

Other Assets

(In millions)	June 30, 2025	December 31, 2024
Non-marketable equity securities	$115.8	$119.3
Long-term deposits	16.9	13.8
Other assets	42.8	39.9
Total other assets	$175.5	$173.0

Accounts Payable and Accrued Liabilities

(In millions)	June 30, 2025	December 31, 2024
Accounts payable trade	$472.0	$345.3
Accrued rebates	1,344.5	1,135.9
Accrued tax, audit, and legal fees	25.1	38.4
Accrued warranty	18.0	5.9
Deferred compensation plan liabilities	19.7	18.6
Income tax payable	21.9	3.9
Other accrued liabilities	42.6	37.1
Total accounts payable and accrued liabilities	$1,943.8	$1,585.1

Accrued Payroll and Related Expenses

(In millions)	June 30, 2025	December 31, 2024
Accrued wages, bonus and taxes	$93.1	$74.5
Other accrued employee benefits	36.2	37.5
Total accrued payroll and related expenses	$129.3	$112.0

Other Long-Term Liabilities

(In millions)	June 30, 2025	December 31, 2024
Asset retirement obligation	$17.6	$17.0
Finance lease obligations	56.2	58.5
Other tax liabilities	49.6	44.8
Other liabilities	28.2	27.6
Total other long-term liabilities	$151.6	$147.9

Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Interest and dividend income	$28.0	$36.2	$56.5	$72.5
Interest expense	(4.7)	(4.8)	(9.4)	(9.4)
Other income (expense), net	5.2	(1.6)	2.0	(1.9)
Total other income, net	$28.5	$29.8	$49.1	$61.2

4. Debt

Senior Convertible Notes
The carrying amounts of our senior convertible notes were as follows as of the dates indicated:

(In millions)	June 30, 2025	December 31, 2024
Principal amount:
Senior Convertible Notes due 2025	$1,207.5	$1,207.5
Senior Convertible Notes due 2028	1,250.0	1,250.0
Total principal amount	2,457.5	2,457.5
Unamortized debt issuance costs	(12.5)	(16.1)
Carrying amount of senior convertible notes	$2,445.0	$2,441.4
As of June 30, 2025 and December 31, 2024, the if-converted value of our unsecured senior convertible notes due 2025, or the 2025 Notes, and our unsecured senior convertible notes due 2028, or the 2028 Notes, did not exceed their outstanding principal amount.
The following table summarizes the components of interest expense and the effective interest rates for our senior convertible notes for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Cash interest expense:
Contractual coupon interest (1)	$2.0	$2.0	$3.9	$3.9
Non-cash interest expense:
Amortization of debt issuance costs	1.8	1.8	3.6	3.6
Total interest expense recognized on senior notes	$3.8	$3.8	$7.5	$7.5

Effective interest rate:
Senior Convertible Notes due 2025	0.5%	0.5%	0.5%	0.5%
Senior Convertible Notes due 2028	0.7%	0.7%	0.7%	0.7%

(1) Interest on the 2025 Notes, began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year. Interest on the 2028 Notes, began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year.

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
Conversion Activity for Senior Convertible Notes
There was no conversion activity for the 2025 Notes or 2028 Notes for the six months ended June 30, 2025.
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
Information related to availability and outstanding borrowings on our Amended Credit Agreement is as follows as of the date indicated:

(In millions)	June 30, 2025
Available principal amount	$200.0
Letters of credit sub-facility	25.0
Outstanding borrowings	—
Outstanding letters of credit	7.7
Total available balance	$192.3
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
Our obligations under the Amended Credit Agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of Dexcom and the guarantors, including all or a portion of the equity interests of our domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge). The Amended Credit Agreement contains covenants that limit certain indebtedness, liens, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents, and sale and leaseback transactions of Dexcom or any of its domestic subsidiaries. The Amended Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of June 30, 2025.
As of June 30, 2025, we have other guarantee facilities related to certain international operations that are partially collateralized, which are included in non-current “Other assets” on our condensed consolidated balance sheets. These facilities are not significant to the condensed consolidated financial statements.

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

6. Income Taxes
We estimate our annual effective tax rate to be 24.3% for the full year 2025, which differs from the U.S. federal statutory rate due to state and foreign income taxes, federal taxation of international operations, and nondeductible executive compensation, partially offset by federal tax credits generated. Our actual effective tax rate of 27.9% for the six months ended June 30, 2025 compared to the estimated annual effective tax rate of 24.3%, was primarily due to shortfalls recognized for employee share-based compensation, net of disallowed executive compensation.
On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law in the U.S., which includes a broad range of tax reform provisions. The Company is currently assessing the impact of the new legislation on our consolidated financial statements.
The Organization for Economic Co-operation and Development’s, or OECD, Pillar Two Initiative introduced a 15% global minimum tax for certain multinational groups exceeding minimum annual global revenue thresholds. Some countries in which the Company operates have enacted legislation adopting the minimum tax effective January 1, 2024. As of June 30, 2025, we do not expect the implementation of the OECD Pillar Two global minimum tax rules, including the transitional safe harbor provisions, to have a material impact on our consolidated financial statements. We continue to monitor legislative developments and interpretive guidance across relevant jurisdictions and will assess the potential implications of these rules and potential changes in our financial forecast and include any appropriate minimum tax in our annual effective tax rate for the calendar year.
In June 2024, the State of California enacted S.B. 167, which suspends the use of net operating losses, or NOLs, for the tax period from January 1, 2024 to December 31, 2026 for net business income of $1.0 million or more, as well as limits the utilization of research and development tax credits to $5.0 million each year. The State of California also passed S.B. 175 to provide for a potential early sunset of NOLs in either 2025 or 2026 if necessary. We have analyzed the effect of both these laws on our financial statements. We are estimating $4.6 million utilization of our California research and development tax credits for the tax year ending December 31, 2025.

7. Stockholders’ Equity
Share-Based Compensation
Our share-based compensation expense is associated with RSUs, PSUs, and our Employee Stock Purchase Plan, or ESPP. The following table summarizes our share-based compensation expense included in our condensed consolidated statements of operations for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Cost of sales	$4.0	$4.1	$7.2	$7.8
Research and development	13.5	13.9	26.3	25.4
Selling, general and administrative	27.8	26.7	46.0	50.5
Total share-based compensation expense	$45.3	$44.7	$79.5	$83.7
As of June 30, 2025, unrecognized estimated compensation costs related to RSUs and PSUs totaled $301.5 million and are expected to be recognized over a weighted-average period of approximately 2.1 years.
Share Repurchase Program and Treasury Shares
In April 2025, our Board of Directors authorized and approved a share repurchase program of up to $750.0 million of our outstanding common stock, with a repurchase period ending no later than June 30, 2026, or the 2025 Share Repurchase Program. Repurchases of our common stock under the 2025 Share Repurchase Program may be made from time to time in the open market, in privately negotiated transactions or by other methods, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, at our discretion, and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act and other applicable federal and state laws and regulations. The timing of any repurchases will depend on market conditions and will be made at our discretion. The 2025 Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares of our common stock, and the program may be extended, modified, suspended, or discontinued at any time.
Repurchased shares of our common stock are held as treasury shares until they are reissued or retired. We have not yet determined the ultimate disposition of repurchased shares and consequently we continue to hold them as treasury shares rather than retiring them. Authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
We did not repurchase or issue any treasury shares for the three and six months ended June 30, 2025.

8. Business Segment and Geographic Information
We manage our business on a global consolidated basis within one operating and one reportable segment, which is consistent with how our chief operating decision maker (CODM), our Chief Executive Officer, reviews our business, makes investment and resource allocation decisions, and assesses operating performance. The majority of our revenue is generated in the United States. Our reportable segment derives revenues from the sale of disposable sensors and our Reusable Hardware.
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
The following table sets forth our segment information for revenue, measures of segment profit or loss, and significant expenses:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
(In millions)	2025	2024	2025	2024
Revenue	$1,157.1	$1,004.3	$2,193.1	$1,925.3
Less:
Cost of sales (1)	468.3	377.6	915.3	736.7
Payroll related expenses	222.0	189.5	442.2	389.3
Stock-based compensation expense	41.3	40.6	72.3	75.9
Marketing expense	78.8	86.4	149.2	147.9
Travel related expenses	14.3	16.1	33.9	37.1
Supply expenses and clinical trials	14.4	17.0	28.1	32.7
Consulting & professional fees	35.1	57.2	67.8	115.2
Equipment, office & facility expenses	22.5	20.9	44.0	43.1
IT software and data	36.0	31.3	71.1	63.4
Depreciation and amortization	9.3	9.4	18.5	21.1
Other segment items (2)	2.5	0.3	4.4	3.8
Operating income	212.6	158.0	346.3	259.1
Other income, net	28.5	29.8	49.1	61.2
Income tax expense	61.3	44.3	110.2	30.4
Net income	$179.8	$143.5	$285.2	$289.9

(1) Includes amounts stated in other significant expense captions.
(2) Other segment items are primarily composed of impairment of assets and bad debt expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Other segment disclosures
Depreciation and amortization (1)	$63.0	$52.1	$123.0	$104.6
Expenditures for long-lived assets	$94.1	$66.1	$181.1	$123.0
Significant noncash items other than depreciation and amortization expense:
Deferred income taxes	$8.9	$14.7	$14.7	$56.5

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
Revenue by Customer Sales Channel
We sell our CGM systems through a direct sales organization and through distribution arrangements that allow distributors to sell our products. The following table sets forth revenue by major sales channel for the periods shown:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
(In millions)	Amount	% of Total	Amount	% of Total
Distributor	$977.8	85%	$860.1	86%
Direct	179.3	15%	144.2	14%
Total revenue	$1,157.1	100%	$1,004.3	100%

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
(In millions)	Amount	% of Total	Amount	% of Total
Distributor	$1,857.8	85%	$1,638.9	85%
Direct	335.3	15%	286.4	15%
Total revenue	$2,193.1	100%	$1,925.3	100%
Revenue by Geographic Region
During the three and six months ended June 30, 2025 and June 30, 2024, no individual country outside the United States generated revenue that represented more than 10% of our total revenue. The following table sets forth revenue by our two primary geographical markets, the United States and International, based on the geographic location to which we deliver the components, for the periods shown:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
(In millions)	Amount	% of Total	Amount	% of Total
United States	$841.0	73%	$731.9	73%
International	316.1	27%	272.4	27%
Total revenue	$1,157.1	100%	$1,004.3	100%

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
(In millions)	Amount	% of Total	Amount	% of Total
United States	$1,591.5	73%	$1,385.1	72%
International	601.6	27%	540.2	28%
Total revenue	$2,193.1	100%	$1,925.3	100%

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
We received approval from the Food and Drug Administration, or FDA, and commercialized our first product in 2006. We launched our latest generation systems, the Dexcom G6 integrated Continuous Glucose Monitoring System, or G6, in 2018, and we launched the Dexcom G7, or G7, in 2023. In August 2024, we launched Stelo, our biosensor designed for adults with prediabetes and Type 2 diabetes who do not use insulin, as the first over-the-counter glucose biosensor in the U.S. In April 2025, we received FDA clearance for the Dexcom G7 15 Day CGM System for people over the age of 18 with diabetes in the United States.
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
We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting estimates during the six months ended June 30, 2025.

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue, gross profit, operating income, net income, and operating cash flow.
Key Highlights for the Three Months Ended June 30, 2025 include the following:

Revenue	Gross Profit	Operating Income	Net Income	Operating Cash Flow
$1.16 billion	$688.8 million	$212.6 million	$179.8 million	$303.0 million
up 15% from the same period in 2024	up 10% from the same period in 2024	up 35% from the same period in 2024	up 25% from the same period in 2024	up 8% from the same period in 2024
We ended the second quarter of 2025 with cash, cash equivalents and short-term marketable securities totaling $2.93 billion.

Results of Operations

Financial Overview

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
	Three Months Ended June 30,				2025 - 2024
(In millions, except per share amounts)	2025	% of Revenue (1)	2024	% of Revenue (1)	$ Change	% Change
Revenue	$1,157.1	100%	$1,004.3	100%	$152.8	15%
Cost of sales	468.3	40%	377.6	38%	90.7	24%
Gross profit	688.8	59.5%	626.7	62.4%	62.1	10%
Operating expenses:
Research and development	148.2	13%	136.0	14%	12.2	9%
Selling, general and administrative	328.0	28%	332.7	33%	(4.7)	(1)%
Total operating expenses	476.2	41%	468.7	47%	7.5	2%
Operating income	212.6	18%	158.0	16%	54.6	35%
Other income, net	28.5	2%	29.8	3%	(1.3)	(4)%
Income before income taxes	241.1	21%	187.8	19%	53.3	28%
Income tax expense	61.3	5%	44.3	4%	17.0	38%
Net income	$179.8	16%	$143.5	14%	$36.3	25%

Basic net income per share	$0.46	**	$0.36	**	$0.10	28%
Diluted net income per share	$0.45	**	$0.35	**	$0.10	29%

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

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Revenue and Gross Profit Margin %

$1,004.3 M
62.4%
$1,157.1 M
59.5%
2024
2025
Revenue
Gross Profit Margin %

	Three Months Ended June 30,				2025 - 2024
	2025		2024		Change in Revenue
(In millions)	Revenue	% of Total	Revenue	% of Total	$	%
United States	$841.0	73%	$731.9	73%	$109.1	15%
International	316.1	27%	272.4	27%	43.7	16%
Total Revenue	$1,157.1	100%	$1,004.3	100%	$152.8	15%

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Revenue
The revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base. We added approximately 500,000 - 600,000 net customers, excluding Stelo customers, to our worldwide customer base in 2024. The increase in revenue was offset by pricing headwinds due to rebate eligibility and channel mix.

Disposable sensor and other revenue comprised approximately 97% of total revenue and Reusable Hardware revenue comprised approximately 3% of total revenue for the three months ended June 30, 2025. Disposable sensor and other revenue comprised approximately 94% of total revenue and Reusable Hardware revenue comprised approximately 6% of total revenue for the three months ended June 30, 2024.

Cost of sales & Gross profit
Cost of sales and gross profit increased primarily due to an increase in sales volume driven by the addition of approximately 500,000 - 600,000 net customers, excluding Stelo customers, to our worldwide customer base in 2024.

The decrease in gross profit margin percentage in the second quarter of 2025 compared to the second quarter of 2024 was primarily driven by inefficiencies associated with ensuring supply availability, build configurations that lowered production yield, and product and channel mix changes.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Research and development expense
Research and development expense increased primarily due to $10.5 million in higher compensation and related costs.

We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.

Selling, general and administrative expense
Selling, general and administrative expense decreased primarily due to $22.9 million in lower legal expense primarily related to a patent infringement lawsuit that was settled in December 2024 and $7.6 million in lower advertising and marketing costs, offset by $24.6 million in higher compensation and related costs.

Other income, net
Other income, net, decreased primarily due to $8.2 million in lower interest and dividend income on our cash, cash equivalents, and marketable securities portfolio, offset by $5.2 million of net foreign currency gains. The decrease in interest income was related to a change in market interest rates, as well as a decrease in the average invested balances compared to the same period in 2024.

Income tax expense
The income tax expense recorded for the three months ended June 30, 2025 and June 30, 2024 was primarily attributable to income tax expense from normal, recurring operations.
The increase in our effective tax rate for the three months ended June 30, 2025 compared to the same period in 2024 is primarily attributable to federal taxation of international operations.

Results of Operations

Financial Overview

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
	Six Months Ended June 30,				2025 - 2024
(In millions, except per share amounts)	2025	% of Revenue (1)	2024	% of Revenue (1)	$ Change	% Change
Revenue	$2,193.1	100%	$1,925.3	100%	$267.8	14%
Cost of sales	915.3	42%	736.7	38%	178.6	24%
Gross profit	1,277.8	58.3%	1,188.6	61.7%	89.2	8%
Operating expenses:
Research and development	293.4	13%	277.5	14%	15.9	6%
Selling, general and administrative	638.1	29%	652.0	34%	(13.9)	(2)%
Total operating expenses	931.5	42%	929.5	48%	2.0	—%
Operating income	346.3	16%	259.1	13%	87.2	34%
Other income, net	49.1	2%	61.2	3%	(12.1)	(20)%
Income before income taxes	395.4	18%	320.3	17%	75.1	23%
Income tax expense	110.2	5%	30.4	2%	79.8	**
Net income	$285.2	13%	$289.9	15%	$(4.7)	(2)%

Basic net income per share	$0.73	**	$0.73	**	$—	—%
Diluted net income per share	$0.71	**	$0.71	**	$—	—%

(1) The sum of the individual percentages may not equal the total due to rounding.
** Not meaningful

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Revenue and Gross Profit Margin %
$1,925.3 M
61.7%
$2,193.1 M
58.3%
2024
2025
Revenue
Gross Profit Margin %

	Six Months Ended June 30,				2025 - 2024
	2025		2024		Change in Revenues
(In millions)	Revenue	% of Total	Revenue	% of Total	$	%
United States	$1,591.5	73%	$1,385.1	72%	$206.4	15%
International	601.6	27%	540.2	28%	61.4	11%
Total Revenue	$2,193.1	100%	$1,925.3	100%	$267.8	14%

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Revenue
The revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base. We added approximately 500,000 - 600,000 net customers, excluding Stelo customers, to our worldwide customer base in 2024. The increase in revenue was offset by pricing headwinds due to greater rebate eligibility and channel mix.

Disposable sensor and other revenue comprised approximately 96% of total revenue and Reusable Hardware revenue comprised approximately 4% of total revenue for the six months ended June 30, 2025. Disposable sensor and other revenue comprised approximately 94% of total revenue and Reusable Hardware revenue comprised approximately 6% of total revenue for the six months ended June 30, 2024.

Cost of sales & Gross profit
Cost of sales and gross profit increased primarily due to an increase in sales volume driven by the addition of approximately 500,000 - 600,000 net customers, excluding Stelo customers, to our worldwide customer base in 2024.

The decrease in gross profit margin percentage in 2025 compared to 2024 was primarily driven by inefficiencies associated with ensuring supply availability, build configurations that lowered production yield, and product and channel mix changes.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Research and development expense
Research and development expense increased primarily due to $20.7 million in higher compensation and related costs, offset by $6.2 million in lower clinical trials, supplies and other support costs.

We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.

Selling, general and administrative expense
Selling, general and administrative expense decreased primarily due to $45.6 million in lower legal expense primarily related to a patent infringement lawsuit that was settled in December 2024, offset by $33.5 million in higher compensation and related costs.

Other income, net
Other income, net, decreased primarily due to $16.0 million in lower interest and dividend income on our cash, cash equivalents, and marketable securities portfolio and $2.8 million of unrealized losses on equity investments, offset by $6.6 million of net foreign currency gains. The decrease in interest income was primarily related to a change in market interest rates, as well as a decrease in the average invested balances compared to the same period in 2024.

Income tax expense
The income tax expense recorded for the six months ended June 30, 2025 was primarily attributable to income tax expense from normal, recurring operations at an estimated annual effective tax rate of 24.3%, increased by discrete shortfalls recognized for share-based compensation for employees, net of nondeductible executive compensation.

The income tax expense recorded for the six months ended June 30, 2024 was primarily attributable to income tax expense from normal, recurring operations at an estimated annual effective tax rate of 23.1%, partially offset by discrete excess tax benefits recognized for share-based compensation for employees, net of nondeductible executive compensation, and the Verily milestone payment.

The increase in our effective tax rate for the six months ended June 30, 2025 compared to the same period in 2024 is primarily attributable to impacts of shortfalls on share-based compensation and non-recurring benefit related to the Verily milestone payment.

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
A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in U.S. dollars. As we continue to expand our manufacturing sites in Ireland and Malaysia, we will be subject to additional foreign exchange currency risk primarily related to our long-lived assets. See “Foreign Currency Exchange Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for more information.

Main Sources of Liquidity
Cash, cash equivalents and short-term marketable securities
Our cash, cash equivalents and short-term marketable securities totaled $2.93 billion as of June 30, 2025. None of those funds were restricted and $2.63 billion (approximately 90%) of those funds were located in the United States.
Cash flows from Operations
For the six months ended June 30, 2025, we had positive cash flows of $486.8 million from operating activities. We anticipate that we will continue to generate positive cash flows from operations for the foreseeable future.
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
Amended Credit Agreement
As of June 30, 2025, we had no outstanding borrowings, $7.7 million in outstanding letters of credit, and a total available balance of $192.3 million under the Amended Credit Agreement. We monitor counterparty risk associated with the institutional lenders that are providing the Credit Facility. We currently believe that the Credit Facility will be available to us should we choose to borrow under it. Revolving loans will be available for general corporate purposes, including working capital and capital expenditures. See Note 4 “Debt” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Amended Credit Agreement.
Short-term Liquidity Requirements
Our short-term liquidity requirements primarily consist of regular operating costs, interest payments related to our senior convertible notes, capital expenditures for the development of our manufacturing facilities and office spaces, and short-term material cash requirements as described below. As of June 30, 2025, we had a working capital ratio of 1.52 and a quick ratio of 1.29, which indicates that our current assets are more than enough to cover our short-term liabilities. We expect to incur significant capital expenditures for the next year as we continue to invest in equipment and our manufacturing facilities.
As of June 30, 2025, we have outstanding senior convertible notes classified as current that will mature in November 2025. However, the outstanding principal of our senior convertible notes could be converted into cash and/or shares of our common stock prior to maturity once certain conditions are met. See Note 4 “Debt—Senior Convertible Notes” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on conversion rights prior to maturity.
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

Long-term Liquidity Requirements
Our long-term liquidity requirements primarily consist of interest and principal payments related to our senior convertible notes, capital expenditures for the development of our manufacturing facilities and office spaces, and long-term material cash requirements as described below. As of June 30, 2025, we had a debt-to-assets ratio of 0.33, which indicates that our total assets are more than enough to cover our short-term and long-term debts. As demand grows for our products, we will continue to expand global operations to meet demand through investments in manufacturing and operations. We expect to meet our long-term liquidity requirements from our main sources of liquidity as described above to support our future operations, capital expenditures, acquisitions, and other liquidity requirements associated with our operations beyond the next 12 months.
As of June 30, 2025, we have outstanding senior convertible notes classified as long-term that will mature in May 2028. However, the outstanding principal of our senior convertible notes could be converted into cash and/or shares of our common stock prior to maturity once certain conditions are met. See Note 4 “Debt—Senior Convertible Notes” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on conversion rights prior to maturity.
Material Cash Requirements
From time to time in the ordinary course of business, we enter into a variety of purchase arrangements including but not limited to, purchase arrangements related to capital expenditures, components used in manufacturing, and research and development activities. As of June 30, 2025, there were no material changes to our contractual obligations outside the ordinary course of business.
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
As market conditions warrant, we may, from time to time, repurchase our outstanding debt securities or shares of our common stock, including pursuant to the 2025 Share Repurchase Program, in the open market, in privately negotiated transactions, by exchange transaction or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity and other factors and may be commenced or suspended at any time. The amounts involved and total consideration paid may be material. See Note 7 “Stockholders’ Equity—Share Repurchase Program and Treasury Shares” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about our 2025 Share Repurchase Program.
See Note 4 “Debt” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about the terms of the Amended Credit Agreement, our senior convertible notes, and the 2028 Capped Calls.
We are party to various leasing arrangements, primarily for office, manufacturing and warehouse space that expire at various times through December 2030, excluding any renewal options. We also have land leases in Penang, Malaysia that expire in 2082 and Athenry, Ireland that expire in 3023 related to our international manufacturing facilities. We anticipate incurring significant expenditures related to the build-out of our manufacturing facilities and investment in equipment. See Note 6 “Leases and Other Commitments—Leases” to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for more information about our leases. There were no material changes to our lease obligations during the six months ended June 30, 2025.

Cash Flows
As of June 30, 2025, we had $2.93 billion in cash, cash equivalents and short-term marketable securities, which is an increase of $349.9 million compared to $2.58 billion as of December 31, 2024.
The following table sets forth a summary of our cash flows and the primary changes in cash flows for the periods shown. See the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the complete condensed consolidated statements of cash flows for these periods.

(In millions)	2025	2024	$ Change
Net cash provided by operating activities	$486.8	$488.6	$(1.8)
Net cash provided by (used in) investing activities	36.6	(114.1)	150.7
Net cash provided by financing activities	10.8	3.3	7.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	18.8	(4.8)	23.6
Increase in cash, cash equivalents and restricted cash	$553.0	$373.0	$180.0

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Operating Cash Flows	$66.7 million increase in net non-cash adjustments primarily due to adjustments to deferred income taxes

$63.8 million decrease in net changes in operating assets and liabilities primarily due to the timing of sales and customer collections in accounts receivables, partially offset by changes in accrued payroll due to lower variable compensation payments and timing of payables

Investing Cash Flows	$206.2 million decrease in net proceeds from marketable securities due to the management of our liquidity
$58.1 million increase in capital expenditures due to the build-out of our manufacturing facility in Ireland

Financing Cash Flows	$6.7 million decrease in payments of finance lease obligations primarily due to prepayments related to our Ireland land lease

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2025. See Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for a detailed discussion of our market risks.

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Regulations under the Exchange Act require public companies to maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and timely communicated to management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of June 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of such date.
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
Securities Class Action Litigation
Between August 21 and October 9, 2024, three substantially similar putative class action complaints were filed against us and certain of our executive officers in the United States District Court for the Southern District of California. On December 13, 2024, the court appointed lead plaintiff court and consolidated the three actions (now captioned In Re: Dexcom, Inc. Class Action Securities Litigation, Lead Case No.: 24-cv-1485-RSH-VET). On January 27, 2025, lead plaintiff filed a consolidated complaint. The consolidated complaint alleges violations of the Exchange Act against us and certain of our current and former executive officers for allegedly making false and misleading statements between April 28, 2023 and July 25, 2024, with respect to our expected revenue for fiscal 2024 and ability to capitalize on our growth potential. On March 13, 2025, we filed a motion to dismiss the consolidated complaint. On May 14, 2025, the court granted the motion to dismiss with leave to amend. On May 28, 2025, lead plaintiff filed an amended consolidated complaint. On June 11, 2025, we filed a motion to dismiss the amended consolidated complaint. Briefing on that motion was completed on July 9, 2025.
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
On April 14, 2025, a third derivative lawsuit was filed against us and certain of our current and former executive officers and directors in the United States District Court for the Southern District of California. The allegations largely track those made in the Securities Class Action Litigation and seek, among other things, damages and restitution to be paid to the Company by the individual defendants, punitive damages, and attorney’s fees and costs. On July 24, 2025, plaintiffs filed a motion to consolidate this action with previously consolidated derivative action.
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
•product recall or seizure;
•administrative detention;
•interruption, partial suspension, or complete shutdown of production;

•interruption of the supply of components from our key component suppliers;
•operating restrictions;
•court consent decrees;
•FDA orders to repair, replace, or refund the cost of devices;
•injunctions; and
•criminal prosecution.
From time to time, the FDA issues Form 483 findings related to our operations and may issue warning letters or take other administrative or enforcement actions for noncompliance with FDA laws and regulations. In March 2025, we received an FDA warning letter following inspections of our facilities in San Diego, California, and Mesa, Arizona. In the warning letter, the FDA cited deficiencies in the response letters sent by us to the FDA following the Form 483, List of Investigational Observations that was delivered to us in connection with the inspection of our San Diego, California facility that occurred from October 2024 through November 2024, and the inspection of our Mesa, Arizona facility that occurred in June 2024. The warning letter describes observed non-conformities in manufacturing processes and our quality management system. We take the matters identified in the warning letter seriously and have already submitted responses to the Form 483 and to the FDA warning letter. While the warning letter does not restrict our ability to produce, market, manufacture or distribute products, require recall of any products, nor restrict our ability to seek FDA 510(k) clearance of new products, we may fail to satisfy these regulatory requirements to the FDA’s satisfaction, and any failure to do so could result in the foregoing occurring.
While we intend to undertake certain corrective actions and provide regular updates to the FDA, we cannot give any assurances that the FDA will be satisfied with our response or as to the date we expect to resolve the matters included in the FDA warning letter. Until the issues cited in the warning letter are resolved to the FDA’s satisfaction, additional legal or regulatory action may be taken without further notice, including as described above.
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
If we obtain regulatory approval to market and sell a product, the FDA or a foreign regulatory authority may still impose significant restrictions on the indicated uses or how the product may be marketed, or may contain requirements for costly post-marketing testing or surveillance to monitor the safety or effectiveness of the product. Later discovery of previously unknown problems with our products, including software bugs, unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as the QSR, MDR reporting, or other post-market requirements may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls (through corrections or removals), fines, suspension of regulatory approvals, product seizures, injunctions, the imposition of civil or criminal penalties, or criminal prosecution. In addition, our distributors have rights to create marketing materials for their sales of our products, and may not adhere to contractual, legal or regulatory limitations that are imposed on their marketing efforts.
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

The 2025 Share Repurchase Program could affect the price of our common stock and increase the volatility thereof. Price volatility may cause the average price at which we repurchase our common stock in a given period to exceed the stock’s price at a given point in time. There can be no assurance that the timeframe for repurchases under our 2025 Share Repurchase Program or that any repurchases conducted thereunder will have a positive impact on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease share repurchases under the 2025 Share Repurchase Program include, among others, unfavorable market conditions; the market price of our common stock; the nature of other investment or strategic opportunities presented to us from time to time; our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to repurchase shares under the 2025 Share Repurchase Program; and the availability of funds necessary to fulfill such repurchases. We did not repurchase or issue any treasury shares for the three and six months ended June 30, 2025.
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
In the United States and other countries, government and private sector access to health care products continues to be a subject of focus, and efforts to reduce health care costs are being made by third-party payors. Most of our customers rely on third-party payors, including government programs and private health insurance plans, to cover the cost of the G6, G7 and Dexcom One. We expect that these continuing cost reduction and containment measures could result in lower prices for these products and lower reimbursement rates, as well as could lead to patients being unable to obtain approval for coverage or payment from these third-party payors resulting in costs being shifted to patients for these products. Additionally, we may experience pricing pressure if our products are increasingly subject to competitive bidding processes, which include substantial costs and managerial time to prepare bids and proposals for contracts that may not be awarded to us or may be split among competitors. For example, in June 2025, the Centers for Medicare & Medicaid Services published a proposed rule that would subject continuous glucose monitors to the competitive bidding process, which could negatively impact our reimbursement and result in price decreases. To the extent these cost containment efforts are not offset by greater patient access to our products, our revenue may be reduced and our business may be harmed.
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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
None.

ITEM 5 - OTHER INFORMATION
Trading Plans
During the three months ended June 30, 2025, the following Section 16 officers and directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act) intended to satisfy the affirmative defense of Rule 10b5-1(c):

Name	Title	Action	Action Date	Aggregate Number of Shares to be Sold	Expiration Date(1)
Kyle Malady	Director	Adoption	6/6/2025	2,885	6/4/2026
Jereme M. Sylvain	Executive Vice President, Chief Financial Officer	Adoption	5/27/2025	12,899	5/27/2026

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
During the three months ended June 30, 2025, none of our Section 16 officers or directors adopted, modified, or terminated a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

ITEM 6 - EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

10.1*	Amended and Restated 2015 Equity Incentive Plan.	8-K	000-51222	May 9, 2025	10.1

10.2*	Amended and Restated 2015 Employee Stock Purchase Plan.	8-K	000-51222	May 9, 2025	10.2

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 is formatted in Inline XBRL					X

*	Represents a management contract or compensatory plan, contract or arrangement.
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

DEXCOM, INC. (Registrant)

Dated:	July 30, 2025	By:	/s/ KEVIN R. SAYER
Kevin R. Sayer, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated:	July 30, 2025	By:	/s/ JEREME M. SYLVAIN
Jereme M. Sylvain, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)