Form 10-Q
period 2025-09-30
DEXCOM INC
filed 2025-10-30
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 23, 2025, there were 390,016,272 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except share and par value data)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,835.7	$606.1
Short-term marketable securities	1,486.4	1,973.3
Accounts receivable, net	1,109.6	1,005.7
Inventory	604.1	542.6
Prepaid and other current assets	183.7	173.7
Total current assets	5,219.5	4,301.4
Property and equipment, net	1,471.3	1,339.9
Operating lease right-of-use assets	54.0	62.8
Goodwill	24.1	22.8
Intangibles, net	79.0	103.4
Deferred tax assets	375.6	481.2
Other assets	276.5	173.0
Total assets	$7,500.0	$6,484.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,932.4	$1,585.1
Accrued payroll and related expenses	170.2	112.0
Current portion of long-term senior convertible notes	1,206.9	1,204.4
Short-term operating lease liabilities	23.6	22.5
Deferred revenue	2.9	8.0
Total current liabilities	3,336.0	2,932.0
Long-term senior convertible notes	1,239.9	1,237.0
Long-term operating lease liabilities	50.6	65.0
Other long-term liabilities	147.4	147.9
Total liabilities	4,773.9	4,381.9
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 million shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 800.0 million shares authorized; 410.6 million and 390.0 million shares issued and outstanding, respectively, at September 30, 2025; and 408.9 million and 390.7 million shares issued and outstanding, respectively, at December 31, 2024	0.4	0.4
Additional paid-in capital	2,246.5	2,093.8
Accumulated other comprehensive income (loss)	81.5	(8.0)
Retained earnings	2,166.6	1,597.6
Treasury stock, at cost; 20.6 million shares at September 30, 2025 and 18.2 million shares at December 31, 2024	(1,768.9)	(1,581.2)
Total stockholders’ equity	2,726.1	2,102.6
Total liabilities and stockholders’ equity	$7,500.0	$6,484.5
See accompanying notes

DexCom, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Revenue	$1,209.3	$994.2	$3,402.4	$2,919.5
Cost of sales	477.9	400.4	1,393.2	1,137.1
Gross profit	731.4	593.8	2,009.2	1,782.4
Operating expenses:
Research and development	157.5	135.4	450.9	412.9
Selling, general and administrative	331.4	306.4	969.5	958.4
Total operating expenses	488.9	441.8	1,420.4	1,371.3
Operating income	242.5	152.0	588.8	411.1
Other income, net	109.8	25.4	158.9	86.6
Income before income taxes	352.3	177.4	747.7	497.7
Income tax expense	68.5	42.8	178.7	73.2
Net income	$283.8	$134.6	$569.0	$424.5

Basic net income per share	$0.73	$0.34	$1.45	$1.08
Shares used to compute basic net income per share	391.1	394.2	391.4	394.6
Diluted net income per share	$0.70	$0.34	$1.42	$1.04
Shares used to compute diluted net income per share	407.4	410.2	407.7	414.7
See accompanying notes

DexCom, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net income	$283.8	$134.6	$569.0	$424.5
Other comprehensive income (loss), net of tax:
Translation adjustments and other	(3.6)	96.8	88.3	77.8
Unrealized gain on marketable debt securities	1.5	4.6	1.2	2.3
Total other comprehensive income (loss), net of tax	(2.1)	101.4	89.5	80.1
Comprehensive income	$281.7	$236.0	$658.5	$504.6
See accompanying notes

DexCom, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended September 30, 2025
				Accumulated Other Comprehensive Income (Loss)
(In millions)	Common Stock		Additional Paid-In Capital	Translation Adjustments and Other	Net Unrealized Gain on Marketable Securities	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2025	392.2	$0.4	$2,187.5	$83.5	$0.1	$1,882.8	$(1,581.2)	$2,573.1
Issuance of common stock for Employee Stock Purchase Plan	0.2	—	13.9	—	—	—	—	13.9
Purchases of treasury stock, including excise tax	(2.4)	—	—	—	—	—	(187.7)	(187.7)
Share-based compensation expense	—	—	45.1	—	—	—	—	45.1
Net income	—	—	—	—	—	283.8	—	283.8
Other comprehensive loss, net of tax	—	—	—	(3.6)	1.5	—	—	(2.1)
Balance at September 30, 2025	390.0	$0.4	$2,246.5	$79.9	$1.6	$2,166.6	$(1,768.9)	$2,726.1

	Three Months Ended September 30, 2024
				Accumulated Other Comprehensive Income (Loss)
(In millions)	Common Stock		Additional Paid-In Capital	Translation Adjustments and Other	Net Unrealized Gain (Loss) on Marketable Securities	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2024	400.7	$0.4	$1,992.3	$(36.0)	$(2.0)	$1,311.3	$(831.7)	$2,434.3
Issuance of common stock for Employee Stock Purchase Plan	0.3	—	14.8	—	—	—	—	14.8
Purchases of treasury stock, including excise tax	(10.4)	—	—	—	—	—	(749.5)	(749.5)
Share-based compensation expense	—	—	43.4	—	—	—	—	43.4
Net income	—	—	—	—	—	134.6	—	134.6
Other comprehensive income, net of tax	—	—	—	96.8	4.6	—	—	101.4
Balance at September 30, 2024	390.6	$0.4	$2,050.5	$60.8	$2.6	$1,445.9	$(1,581.2)	$1,979.0
See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Nine Months Ended September 30, 2025
				Accumulated Other Comprehensive Income (Loss)
(In millions)	Common Stock		Additional Paid-In Capital	Translation Adjustments and Other	Net Unrealized Gain on Marketable Securities	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	390.7	$0.4	$2,093.8	$(8.4)	$0.4	$1,597.6	$(1,581.2)	$2,102.6
Issuance of common stock under equity incentive plans	1.3	—	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.4	—	28.1	—	—	—	—	28.1
Purchases of treasury stock, including excise tax	(2.4)	—	—	—	—	—	(187.7)	(187.7)
Share-based compensation expense	—	—	124.6	—	—	—	—	124.6
Net income	—	—	—	—	—	569.0	—	569.0
Other comprehensive income, net of tax	—	—	—	88.3	1.2	—	—	89.5
Balance at September 30, 2025	390.0	$0.4	$2,246.5	$79.9	$1.6	$2,166.6	$(1,768.9)	$2,726.1

	Nine Months Ended September 30, 2024
				Accumulated Other Comprehensive Income (Loss)
(In millions)	Common Stock		Additional Paid-In Capital	Translation Adjustments and Other	Net Unrealized Gain on Marketable Securities	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	385.4	$0.4	$3,514.6	$(17.0)	$0.3	$1,021.4	$(2,451.1)	$2,068.6
Issuance of common stock under equity incentive plans	1.2	—	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.4	—	28.2	—	—	—	—	28.2
Issuance of common stock in connection with achievement of sales-based milestone, net of issuance costs	1.5	—	(188.1)	—	—	—	188.1	—
Purchases of treasury stock, including excise tax	(10.4)	—	—	—	—	—	(749.5)	(749.5)
Exercise and settlement of warrants	12.5	—	(1,431.3)	—	—	—	1,431.3	—
Share-based compensation expense	—	—	127.1	—	—	—	—	127.1
Net income	—	—	—	—	—	424.5	—	424.5
Other comprehensive income, net of tax	—	—	—	77.8	2.3	—	—	80.1
Balance at September 30, 2024	390.6	$0.4	$2,050.5	$60.8	$2.6	$1,445.9	$(1,581.2)	$1,979.0
See accompanying notes

DexCom, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2025	2024
Operating activities
Net income	$569.0	$424.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	186.6	159.9
Share-based compensation	124.6	127.1
Non-cash interest expense	5.6	5.6
Deferred income taxes	103.3	(68.1)
Net (gains) losses on equity investments	(78.1)	1.4
Other non-cash income and expenses	(18.7)	(64.7)
Changes in operating assets and liabilities:
Accounts receivable, net	(95.7)	(27.6)
Inventory	(45.9)	(20.3)
Prepaid and other assets	(7.9)	(13.8)
Operating lease right-of-use assets and liabilities, net	(4.5)	(3.0)
Accounts payable and accrued liabilities	357.1	231.7
Accrued payroll and related expenses	56.6	(64.3)
Deferred revenue and other liabilities	(5.3)	(0.3)
Net cash provided by operating activities	1,146.7	688.1
Investing activities
Purchases of marketable securities	(1,246.6)	(2,083.5)
Proceeds from sale and maturity of marketable securities	1,755.1	2,419.2
Purchases of property and equipment	(261.6)	(234.2)
Purchases of non-marketable equity securities	(18.0)	(6.2)
Other investing activities	0.5	0.9
Net cash provided by investing activities	229.4	96.2
Financing activities
Net proceeds from issuance of common stock	28.1	28.2
Purchases of treasury stock	(187.2)	(750.0)
Other financing activities	(5.1)	(11.4)
Net cash used in financing activities	(164.2)	(733.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	17.7	3.8
Increase in cash, cash equivalents and restricted cash	1,229.6	54.9
Cash, cash equivalents and restricted cash, beginning of period	607.3	567.5
Cash, cash equivalents and restricted cash, end of period	$1,836.9	$622.4

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,835.7	$621.2
Restricted cash	1.2	1.2
Total cash, cash equivalents and restricted cash	$1,836.9	$622.4

Supplemental disclosure of non-cash investing and financing transactions:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$46.4	$77.6
Right-of-use assets obtained in exchange for operating lease liabilities	$2.7	$8.2
Right-of-use assets obtained in exchange for finance lease liabilities	$1.4	$11.8
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
Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.
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

Significant Accounting Policies
There were no material changes during the nine months ended September 30, 2025 to our significant accounting policies as described in Note 1 “Organization and Significant Accounting Policies” to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
Accounts receivable as of September 30, 2025 and December 31, 2024 included unbilled accounts receivable of $16.6 million and $15.2 million, respectively. We expect to invoice and collect all unbilled accounts receivable within twelve months.
We record deferred revenue when cash payments have been received prior to satisfaction of the related performance obligation. Our performance obligations are generally satisfied within twelve months of the initial contract date. The deferred revenue balances related to performance obligations that will be satisfied after twelve months were $8.5 million as of September 30, 2025 and $9.5 million as of December 31, 2024. These balances are included in other long-term liabilities in our condensed consolidated balance sheets.

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

The following table sets forth the computation of basic and diluted net income per share for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Net income	$283.8	$134.6	$569.0	$424.5
Add back interest expense, net of tax attributable to assumed conversion of senior convertible notes	2.8	2.9	8.6	8.7
Net income - diluted	$286.6	$137.5	$577.6	$433.2

Net income per common share
Basic	$0.73	$0.34	$1.45	$1.08
Diluted	$0.70	$0.34	$1.42	$1.04

Basic weighted average shares outstanding	391.1	394.2	391.4	394.6
Dilutive potential securities:
Collaborative sales-based milestones	—	—	—	0.3
RSUs and PSUs	0.6	0.3	0.6	0.7
Senior convertible notes	15.7	15.7	15.7	15.7
Warrants	—	—	—	3.4
Diluted weighted average shares outstanding	407.4	410.2	407.7	414.7
Outstanding anti-dilutive securities not included in the calculations of diluted net income per share attributable to common stockholders were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
RSUs and PSUs	0.9	2.2	1.1	1.3

Recent Accounting Guidance
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-09, Improvements to Income Tax Disclosures. The ASU requires greater disaggregation of information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. The ASU is effective for annual periods beginning after December 15, 2024. We will adopt the standard on December 31, 2025.
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
The following table summarizes financial assets that we measured at fair value on a recurring basis as of September 30, 2025, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$1,005.3	$367.9	$—	$1,373.2

Debt securities, available-for-sale:
U.S. government agencies (1)	—	648.6	—	648.6
Commercial paper	—	172.2	—	172.2
Corporate debt	—	665.6	—	665.6
Total debt securities, available-for-sale	—	1,486.4	—	1,486.4

Other long-term assets:
Convertible notes receivable	—	—	10.5	10.5
Other assets (2)	20.5	—	—	20.5

Total assets measured at fair value on a recurring basis	$1,025.8	$1,854.3	$10.5	$2,890.6
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
There were no transfers into or out of Level 3 securities during the three and nine months ended September 30, 2025 and September 30, 2024.
Fair Value of Senior Convertible Notes
The fair value, based on trading prices (Level 1 inputs), of our senior convertible notes were as follows as of the dates indicated:

	Fair Value Measurements Using Level 1
(In millions)	September 30, 2025	December 31, 2024
Senior Convertible Notes due 2025	$1,199.6	$1,163.7
Senior Convertible Notes due 2028	1,140.4	1,122.3
Total fair value of outstanding senior convertible notes	$2,340.0	$2,286.0
See Note 4 “Debt—Senior Convertible Notes” to the condensed consolidated financial statements for more information regarding the carrying values of our senior convertible notes.
Foreign Currency and Derivative Financial Instruments
As we conduct business globally in many currencies, we are exposed to foreign exchange rate changes. To limit this exposure, we enter into foreign currency forward contracts to hedge monetary assets and liabilities, including intercompany loans, denominated in non-functional currencies. Our foreign currency forward contracts are not designated as hedging instruments. Therefore, changes in the fair values of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related foreign currency assets and liabilities. The duration of these contracts are generally one to three months. The derivative gains and losses are included in other income, net in our condensed consolidated statements of operations.
As of September 30, 2025 and December 31, 2024, the notional amounts of outstanding foreign currency forward contracts were $214.0 million and $66.0 million, respectively. The resulting impact on our condensed consolidated financial statements from currency hedging activities was not significant for the three and nine months ended September 30, 2025 and September 30, 2024.
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
Our non-marketable equity investments without readily determinable fair values are accounted for under the measurement alternative. As such, we measure these investments at cost less impairment, adjusted for any observable price changes in orderly transactions for the identical or a similar investment of the same issuer. It is impracticable for us to estimate the fair value of these investments on a recurring basis due to the fact that these entities are privately held and limited information is available. We include the carrying values of these investments in other assets in our condensed consolidated balance sheets. Adjustments to the carrying values of these investments as a result of observable price changes and impairments are recorded in other income, net in our condensed consolidated statements of operations.
The carrying values of the non-marketable equity investments were $216.9 million as of September 30, 2025 and $119.3 million as of December 31, 2024. During the three and nine months ended September 30, 2025, we recorded upward adjustments of $82.5 million for observable price changes.
There were no significant impairment losses on assets and liabilities measured at fair value on a non-recurring basis during the three and nine months ended September 30, 2025 and September 30, 2024.

3. Balance Sheet Details and Other Financial Information

Short-Term Marketable Securities
Our available-for-sale debt securities were as follows as of the dates indicated:

	September 30, 2025
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies (1)	$648.0	$0.7	$(0.1)	$648.6
Commercial paper	172.3	—	(0.1)	172.2
Corporate debt	664.5	1.1	—	665.6
Total debt securities, available-for-sale	$1,484.8	$1.8	$(0.2)	$1,486.4
(1) Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.

	December 31, 2024
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies (1)	$1,149.4	$1.3	$(0.6)	$1,150.1
Commercial paper	312.2	—	(0.1)	312.1
Corporate debt	511.1	0.4	(0.4)	511.1
Total debt securities, available-for-sale	$1,972.7	$1.7	$(1.1)	$1,973.3
(1) Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.
As of September 30, 2025, the estimated market values of our short-term debt securities with contractual maturities up to 12 months and up to 18 months were $1.41 billion and $76.3 million, respectively. As of December 31, 2024, the estimated market values of our short-term debt securities with contractual maturities up to 12 months and up to 18 months were $1.73 billion and $247.7 million, respectively. Gross realized gains and losses on sales of our short-term debt securities for the three and nine months ended September 30, 2025 and September 30, 2024 were not significant.
We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities at September 30, 2025 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Inventory

(In millions)	September 30, 2025	December 31, 2024
Raw materials	$266.0	$327.1
Work-in-process	78.6	28.1
Finished goods	259.5	187.4
Total inventory	$604.1	$542.6

We recorded excess and obsolete inventory charges of $16.0 million and $23.3 million, during the three months ended September 30, 2025 and 2024, respectively, and $53.0 million and $32.7 million during the nine months ended September 30, 2025 and 2024, respectively. These charges are recorded in cost of sales and reflect reserves established through our ongoing evaluation of quality control data, forecasted demand, and the continued improvement and innovation of our products.

Prepaid and Other Current Assets

(In millions)	September 30, 2025	December 31, 2024
Prepaid expenses	$68.9	$87.5
Deferred compensation plan assets	20.5	18.6
Income tax receivables	48.6	27.9
Indirect tax receivables	11.2	10.6
Other current assets	34.5	29.1
Total prepaid and other current assets	$183.7	$173.7

Property and Equipment

(In millions)	September 30, 2025	December 31, 2024
Building	$310.5	$291.0
Computer software and hardware	85.9	76.6
Furniture and fixtures	40.3	40.2
Land and land improvements	56.5	53.1
Leasehold improvements	296.5	293.8
Machinery and equipment	999.4	908.9
Construction in progress	491.7	354.6
Total cost	2,280.8	2,018.2
Less: accumulated depreciation and amortization	(809.5)	(678.3)
Total property and equipment, net	$1,471.3	$1,339.9

Other Assets

(In millions)	September 30, 2025	December 31, 2024
Non-marketable equity securities	$216.9	$119.3
Long-term deposits	16.8	13.8
Other assets	42.8	39.9
Total other assets	$276.5	$173.0

Accounts Payable and Accrued Liabilities

(In millions)	September 30, 2025	December 31, 2024
Accounts payable trade	$451.5	$345.3
Accrued rebates	1,373.3	1,135.9
Accrued tax, audit, and legal fees	21.0	38.4
Accrued warranty	17.3	5.9
Deferred compensation plan liabilities	20.5	18.6
Income tax payable	6.8	3.9
Other accrued liabilities	42.0	37.1
Total accounts payable and accrued liabilities	$1,932.4	$1,585.1

Accrued Payroll and Related Expenses

(In millions)	September 30, 2025	December 31, 2024
Accrued wages, bonus and taxes	$141.9	$74.5
Other accrued employee benefits	28.3	37.5
Total accrued payroll and related expenses	$170.2	$112.0

Other Long-Term Liabilities

(In millions)	September 30, 2025	December 31, 2024
Asset retirement obligation	$17.6	$17.0
Finance lease obligations	54.6	58.5
Other tax liabilities	49.5	44.8
Other liabilities	25.7	27.6
Total other long-term liabilities	$147.4	$147.9

Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Interest and dividend income	$32.7	$32.0	$89.2	$104.5
Interest expense	(4.7)	(4.7)	(14.1)	(14.1)
Net gains (losses) on equity investments	82.7	0.4	78.1	(1.4)
Other income (expense), net	(0.9)	(2.3)	5.7	(2.4)
Total other income, net	$109.8	$25.4	$158.9	$86.6

4. Debt

Senior Convertible Notes
The carrying amounts of our senior convertible notes were as follows as of the dates indicated:

(In millions)	September 30, 2025	December 31, 2024
Principal amount:
Senior Convertible Notes due 2025	$1,207.5	$1,207.5
Senior Convertible Notes due 2028	1,250.0	1,250.0
Total principal amount	2,457.5	2,457.5
Unamortized debt issuance costs	(10.7)	(16.1)
Carrying amount of senior convertible notes	$2,446.8	$2,441.4
As of September 30, 2025 and December 31, 2024, the if-converted value of our unsecured senior convertible notes due 2025, or the 2025 Notes, and our unsecured senior convertible notes due 2028, or the 2028 Notes, did not exceed their outstanding principal amount.
The following table summarizes the components of interest expense and the effective interest rates for our senior convertible notes for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Cash interest expense:
Contractual coupon interest (1)	$1.9	$1.9	$5.8	$5.8
Non-cash interest expense:
Amortization of debt issuance costs	1.8	1.8	5.4	5.4
Total interest expense recognized on senior notes	$3.7	$3.7	$11.2	$11.2

Effective interest rate:
Senior Convertible Notes due 2025	0.5%	0.5%	0.5%	0.5%
Senior Convertible Notes due 2028	0.7%	0.7%	0.7%	0.7%

(1) Interest on the 2025 Notes began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year. Interest on the 2028 Notes began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year.

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
(3) Pursuant to the Indenture of the 2025 Notes, on August 15, 2025, we elected to satisfy conversion obligations on or after August 15, 2025 through the combination of cash and/or shares of our common stock. The 2028 Notes may be settled upon conversion in cash, stock, or a combination thereof, solely at our discretion.

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
Conversion Activity for Senior Convertible Notes
There was no conversion activity for the 2025 Notes or 2028 Notes for the nine months ended September 30, 2025.
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
Information related to availability and outstanding borrowings on our Amended Credit Agreement is as follows as of the date indicated:

(In millions)	September 30, 2025
Available principal amount	$200.0
Letters of credit sub-facility	25.0
Outstanding borrowings	—
Outstanding letters of credit	7.7
Total available balance	$192.3
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
Our obligations under the Amended Credit Agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of Dexcom and the guarantors, including all or a portion of the equity interests of our domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge). The Amended Credit Agreement contains covenants that limit certain indebtedness, liens, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents, and sale and leaseback transactions of Dexcom or any of its domestic subsidiaries. The Amended Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of September 30, 2025.
As of September 30, 2025, we have other guarantee facilities related to certain international operations that are partially collateralized, which are included in non-current “Other assets” on our condensed consolidated balance sheets. These facilities are not significant to the condensed consolidated financial statements.

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

6. Income Taxes
We estimate our annual effective tax rate to be 22.5% for the full year 2025, which differs from the U.S. federal statutory rate due to state and foreign income taxes, federal taxation of international operations, and nondeductible executive compensation, partially offset by federal tax credits generated. Our actual effective tax rate of 23.9% for the nine months ended September 30, 2025 compared to the estimated annual effective tax rate of 22.5%, was higher primarily due to shortfalls recognized for employee share-based compensation, net of disallowed executive compensation, partially offset by the tax benefit related to the commencement of our Malaysia tax holiday.
On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law in the U.S., and includes a broad range of tax reform provisions. We have considered the impact of the OBBBA on the Company’s annual effective tax rate, and determined these changes did not have a significant impact to the annual effective tax rate. We expect the primary impact of this legislation to be a reduction in our U.S. income tax liability related to the ability to currently deduct U.S.-based research expenses against U.S. income.
During the third quarter of 2025, the Malaysia Investment Development Authority, or MIDA, certified our achievement of the milestones and conditions related to our Malaysia income tax holiday. We have recorded a tax benefit related to the retroactive application of the tax holiday back to January 1, 2024.
The Organization for Economic Co-operation and Development’s, or OECD, Pillar Two Initiative introduced a 15% global minimum tax for certain multinational groups exceeding minimum annual global revenue thresholds. Some countries in which the Company operates have enacted legislation adopting the minimum tax effective January 1, 2024. As of September 30, 2025, we are subject to Pillar Two minimum tax in Malaysia due to the commencement of our tax holiday. Otherwise, we do not expect the implementation of the OECD Pillar Two global minimum tax rules, including the transitional safe harbor provisions, to have a material impact on our consolidated financial statements. We continue to monitor legislative developments and interpretive guidance across relevant jurisdictions and will assess the potential implications of these rules and potential changes in our financial forecast and include any appropriate minimum tax in our annual effective tax rate for the calendar year.

7. Stockholders’ Equity
Share-Based Compensation
Our share-based compensation expense is associated with RSUs, PSUs, and our Employee Stock Purchase Plan, or ESPP. The following table summarizes our share-based compensation expense included in our condensed consolidated statements of operations for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Cost of sales	$1.0	$3.6	$8.2	$11.4
Research and development	12.2	13.1	38.5	38.5
Selling, general and administrative	31.9	26.7	77.9	77.2
Total share-based compensation expense	$45.1	$43.4	$124.6	$127.1
As of September 30, 2025, unrecognized estimated compensation costs related to RSUs and PSUs totaled $243.2 million and are expected to be recognized over a weighted-average period of approximately 1.9 years.
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
In the third quarter of 2025, we repurchased 2.4 million shares of our common stock for $187.2 million under the 2025 Share Repurchase Program.
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

8. Business Segment and Geographic Information
We manage our business on a global consolidated basis within one operating and one reportable segment, which is consistent with how our chief operating decision maker (CODM) reviews our business, makes investment and resource allocation decisions, and assesses operating performance. The majority of our revenue is generated in the United States. Our reportable segment derives revenues from the sale of disposable sensors and our Reusable Hardware. Effective September 14, 2025, our President and Chief Operating Officer, assumed the role of interim principal executive officer and CODM while our CEO was on medical leave. This did not result in a change to our segments.
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
The following table sets forth our segment information for revenue, measures of segment profit or loss, and significant expenses:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
(In millions)	2025	2024	2025	2024
Revenue	$1,209.3	$994.2	$3,402.4	$2,919.5
Less:
Cost of sales (1)	477.9	400.4	1,393.2	1,137.1
Payroll related expenses	233.2	179.9	675.4	569.2
Stock-based compensation expense	44.1	39.8	116.4	115.7
Marketing expense	75.7	65.7	224.9	213.6
Travel related expenses	15.2	14.5	49.1	51.6
Supply expenses and clinical trials	17.7	18.2	45.8	50.9
Consulting & professional fees	33.1	59.9	100.9	175.1
Equipment, office & facility expenses	22.8	20.3	66.8	63.4
IT software and data	36.8	33.2	107.9	96.6
Depreciation and amortization	9.6	9.5	28.1	30.6
Other segment items (2)	0.7	0.8	5.1	4.6
Operating income	242.5	152.0	588.8	411.1
Other income, net	109.8	25.4	158.9	86.6
Income tax expense	68.5	42.8	178.7	73.2
Net income	$283.8	$134.6	$569.0	$424.5

(1) Includes amounts stated in other significant expense captions.
(2) Other segment items are primarily composed of impairment of assets and bad debt expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Other segment disclosures
Depreciation and amortization (1)	$63.6	$55.3	$186.6	$159.9
Expenditures for long-lived assets	$80.5	$111.2	$261.6	$234.2
Significant noncash items other than depreciation and amortization expense:
Deferred income tax expense (benefit)	$118.0	$(11.6)	$103.3	$(68.1)
Net (gains) losses on equity investments	$(82.7)	$(0.4)	$(78.1)	$1.4

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
Revenue by Customer Sales Channel
We sell our CGM systems through a direct sales organization and through distribution arrangements that allow distributors to sell our products. The following table sets forth revenue by major sales channel for the periods shown:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
(In millions)	Amount	% of Total	Amount	% of Total
Distributor	$1,026.0	85%	$843.3	85%
Direct	183.3	15%	150.9	15%
Total revenue	$1,209.3	100%	$994.2	100%

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
(In millions)	Amount	% of Total	Amount	% of Total
Distributor	$2,883.8	85%	$2,482.2	85%
Direct	518.6	15%	437.3	15%
Total revenue	$3,402.4	100%	$2,919.5	100%
Revenue by Geographic Region
During the three and nine months ended September 30, 2025 and September 30, 2024, no individual country outside the United States generated revenue that represented more than 10% of our total revenue. The following table sets forth revenue by our two primary geographical markets, the United States and International, based on the geographic location to which we deliver the components, for the periods shown:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
(In millions)	Amount	% of Total	Amount	% of Total
United States	$851.9	70%	$701.9	71%
International	357.4	30%	292.3	29%
Total revenue	$1,209.3	100%	$994.2	100%

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
(In millions)	Amount	% of Total	Amount	% of Total
United States	$2,443.4	72%	$2,087.0	71%
International	959.0	28%	832.5	29%
Total revenue	$3,402.4	100%	$2,919.5	100%

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

Partnerships: We continue to support partnerships with insulin pump companies and companies or institutions developing insulin delivery systems, including automated insulin delivery systems. With the introduction of Stelo, we are also pursuing and supporting development partnerships with consumer technology product companies that seek to provide metabolic health insights to their customers.

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
We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting estimates during the nine months ended September 30, 2025.

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue, gross profit, operating income, net income, and operating cash flow.
Key Highlights for the Three Months Ended September 30, 2025 include the following:

Revenue	Gross Profit	Operating Income	Net Income	Operating Cash Flow
$1.21 billion	$731.4 million	$242.5 million	$283.8 million	$659.9 million
up 22% from the same period in 2024	up 23% from the same period in 2024	up 60% from the same period in 2024	up 111% from the same period in 2024	up 231% from the same period in 2024
We ended the third quarter of 2025 with cash, cash equivalents and short-term marketable securities totaling $3.32 billion.

Results of Operations

Financial Overview

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
	Three Months Ended September 30,				2025 - 2024
(In millions, except per share amounts)	2025	% of Revenue (1)	2024	% of Revenue (1)	$ Change	% Change
Revenue	$1,209.3	100%	$994.2	100%	$215.1	22%
Cost of sales	477.9	40%	400.4	40%	77.5	19%
Gross profit	731.4	60.5%	593.8	59.7%	137.6	23%
Operating expenses:
Research and development	157.5	13%	135.4	14%	22.1	16%
Selling, general and administrative	331.4	27%	306.4	31%	25.0	8%
Total operating expenses	488.9	40%	441.8	44%	47.1	11%
Operating income	242.5	20%	152.0	15%	90.5	60%
Other income, net	109.8	9%	25.4	3%	84.4	**
Income before income taxes	352.3	29%	177.4	18%	174.9	99%
Income tax expense	68.5	6%	42.8	4%	25.7	60%
Net income	$283.8	23%	$134.6	14%	$149.2	111%

Basic net income per share	$0.73	**	$0.34	**	$0.39	**
Diluted net income per share	$0.70	**	$0.34	**	$0.36	**

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
Other income, net
Other income, net consists primarily of interest and dividend income on our cash, cash equivalents and short-term marketable securities portfolio, foreign currency transaction gains and losses resulting from the effects of foreign currency fluctuations, realized and unrealized gains and losses on marketable and non-marketable equity investments, including changes in fair value, and interest expense related to our senior convertible notes.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Revenue and Gross Profit Margin %

$994.2 M
59.7%
$1,209.3 M
60.5%
2024
2025
Revenue
Gross Profit Margin %

	Three Months Ended September 30,				2025 - 2024
	2025		2024		Change in Revenue
(In millions)	Revenue	% of Total	Revenue	% of Total	$	%
United States	$851.9	70%	$701.9	71%	$150.0	21%
International	357.4	30%	292.3	29%	65.1	22%
Total Revenue	$1,209.3	100%	$994.2	100%	$215.1	22%

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Revenue
The revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base. We added approximately 500,000 - 600,000 net customers, excluding Stelo customers, to our worldwide customer base in 2024. The increase in revenue was offset by pricing headwinds due to rebate eligibility and channel mix.

Disposable sensor and other revenue comprised approximately 97% of total revenue and Reusable Hardware revenue comprised approximately 3% of total revenue for the three months ended September 30, 2025. Disposable sensor and other revenue comprised approximately 96% of total revenue and Reusable Hardware revenue comprised approximately 4% of total revenue for the three months ended September 30, 2024.

Cost of sales & Gross profit
Cost of sales and gross profit increased primarily due to an increase in sales volume driven by the addition of approximately 500,000 - 600,000 net customers, excluding Stelo customers, to our worldwide customer base in 2024.

The increase in gross profit margin percentage in the third quarter of 2025 compared to the third quarter of 2024 was primarily driven by higher manufacturing volumes which improved fixed cost absorption. This benefit was partially offset by inefficiencies associated with ensuring supply availability, build configurations that lowered production yield, and total replacement costs.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Research and development expense
Research and development expense increased primarily due to $16.4 million in higher compensation and related costs.

We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.

Selling, general and administrative expense
Selling, general and administrative expense increased primarily due to $44.2 million in higher compensation and related costs, partially driven by increased headcount and $10.2 million in incremental investments in advertising and marketing costs, offset by $26.8 million in lower legal expense primarily related to a patent infringement lawsuit that was settled in December 2024.

Other income, net	Other income, net, increased primarily due to $82.3 million in higher net gains on equity investments.

Income tax expense
The income tax expense recorded for the three months ended September 30, 2025 was primarily attributable to income tax expense from normal, recurring operations and the tax benefit related to the commencement of our Malaysia tax holiday.
The income tax expense recorded for the three months ended September 30, 2024 was primarily attributable to income tax expense from normal, recurring operations and discrete impacts of certain foreign tax return filings.
The decrease in our effective tax rate for the three months ended September 30, 2025 compared to the same period in 2024 is primarily attributable to a lower annual effective tax rate applied to normal, recurring operations and the tax benefit related to the commencement of our Malaysia tax holiday.

Results of Operations

Financial Overview

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
	Nine Months Ended September 30,				2025 - 2024
(In millions, except per share amounts)	2025	% of Revenue (1)	2024	% of Revenue (1)	$ Change	% Change
Revenue	$3,402.4	100%	$2,919.5	100%	$482.9	17%
Cost of sales	1,393.2	41%	1,137.1	39%	256.1	23%
Gross profit	2,009.2	59.1%	1,782.4	61.1%	226.8	13%
Operating expenses:
Research and development	450.9	13%	412.9	14%	38.0	9%
Selling, general and administrative	969.5	28%	958.4	33%	11.1	1%
Total operating expenses	1,420.4	42%	1,371.3	47%	49.1	4%
Operating income	588.8	17%	411.1	14%	177.7	43%
Other income, net	158.9	5%	86.6	3%	72.3	83%
Income before income taxes	747.7	22%	497.7	17%	250.0	50%
Income tax expense	178.7	5%	73.2	3%	105.5	**
Net income	$569.0	17%	$424.5	15%	$144.5	34%

Basic net income per share	$1.45	**	$1.08	**	$0.37	34%
Diluted net income per share	$1.42	**	$1.04	**	$0.38	37%

(1) The sum of the individual percentages may not equal the total due to rounding.
** Not meaningful

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Revenue and Gross Profit Margin %
$2,919.5 M
$3,402.4 M
61.1%
59.1%
2024
2025
Revenue
Gross Profit Margin %

	Nine Months Ended September 30,				2025 - 2024
	2025		2024		Change in Revenues
(In millions)	Revenue	% of Total	Revenue	% of Total	$	%
United States	$2,443.4	72%	$2,087.0	71%	$356.4	17%
International	959.0	28%	832.5	29%	126.5	15%
Total Revenue	$3,402.4	100%	$2,919.5	100%	$482.9	17%

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Revenue
The revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base. We added approximately 500,000 - 600,000 net customers, excluding Stelo customers, to our worldwide customer base in 2024. The increase in revenue was offset by pricing headwinds due to greater rebate eligibility and channel mix.

Disposable sensor and other revenue comprised approximately 97% of total revenue and Reusable Hardware revenue comprised approximately 3% of total revenue for the nine months ended September 30, 2025. Disposable sensor and other revenue comprised approximately 94% of total revenue and Reusable Hardware revenue comprised approximately 6% of total revenue for the nine months ended September 30, 2024.

Cost of sales & Gross profit
Cost of sales and gross profit increased primarily due to an increase in sales volume driven by the addition of approximately 500,000 - 600,000 net customers, excluding Stelo customers, to our worldwide customer base in 2024.

The decrease in gross profit margin percentage in 2025 compared to 2024 was primarily driven by inefficiencies associated with ensuring supply availability, build configurations that lowered production yield, and total replacement costs.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Research and development expense
Research and development expense increased primarily due to $37.1 million in higher compensation and related costs, offset by $4.8 million in lower clinical trials, supplies, and other support costs.

We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.

Selling, general and administrative expense
Selling, general and administrative expense increased primarily due to $77.7 million in higher compensation and related costs, partially driven by increased headcount, offset by $72.4 million in lower legal expense primarily related to a patent infringement lawsuit that was settled in December 2024.

Other income, net
Other income, net, increased primarily due to $79.5 million in higher net gains on equity investments and $8.1 million in higher net foreign currency gains, offset by $15.3 million in lower interest and dividend income on our cash, cash equivalents, and marketable securities portfolio. The decrease in interest income was primarily related to a change in market interest rates.

Income tax expense
The income tax expense recorded for the nine months ended September 30, 2025 was primarily attributable to income tax expense from normal, recurring operations at an estimated annual effective tax rate of 22.5%, increased by discrete shortfalls recognized for share-based compensation for employees, net of nondeductible executive compensation, offset by the tax benefit related to the commencement of our Malaysia tax holiday.

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

The increase in our effective tax rate for the nine months ended September 30, 2025 compared to the same period in 2024 is primarily attributable to impacts of shortfalls on share-based compensation, a non-recurring benefit related to the Verily milestone payment, offset by the tax benefit related to the commencement of our Malaysia tax holiday.

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

Main Sources of Liquidity
Cash, cash equivalents and short-term marketable securities
Our cash, cash equivalents and short-term marketable securities totaled $3.32 billion as of September 30, 2025. None of those funds were restricted and $2.96 billion (approximately 89%) of those funds were located in the United States.
Cash flows from Operations
For the nine months ended September 30, 2025, we had positive cash flows of $1.15 billion from operating activities. We anticipate that we will continue to generate positive cash flows from operations for the foreseeable future.
Senior Convertible Notes
We received net proceeds of $1.19 billion in May 2020 from the 2025 Notes offering, and net proceeds of $1.23 billion in May 2023 from the 2028 Notes offering. We used $282.6 million of the net proceeds from the offering of the 2025 Notes to repurchase a portion of our senior convertible notes due in 2022. We used $289.9 million of the net proceeds from the offering of the 2028 Notes to purchase capped call transactions and repurchase shares of our common stock in May 2023. We intend to use the remainder of the net proceeds for general corporate purposes and capital expenditures, including working capital needs. We may also use the net proceeds to expand our current business through in-licensing or acquisitions of, or investments in, other businesses, products or technologies; however, we do not have any significant commitments with respect to any such acquisitions or investments at this time.
In connection with the 2028 Notes offering, we purchased the 2028 Capped Calls. See Note 4 “Debt” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about our senior convertible notes and the 2028 Capped Calls.
Amended Credit Agreement
As of September 30, 2025, we had no outstanding borrowings, $7.7 million in outstanding letters of credit, and a total available balance of $192.3 million under the Amended Credit Agreement. We monitor counterparty risk associated with the institutional lenders that are providing the Credit Facility. We currently believe that the Credit Facility will be available to us should we choose to borrow under it. Revolving loans will be available for general corporate purposes, including working capital and capital expenditures. See Note 4 “Debt” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Amended Credit Agreement.
Short-term Liquidity Requirements
As of September 30, 2025, our short-term liquidity requirements primarily consist of regular operating costs, interest payments related to our senior convertible notes, the principal payment related to the maturity of our 2025 Notes, capital expenditures for the development of our manufacturing facilities and office spaces, and short-term material cash requirements as described below. As of September 30, 2025, we had a working capital ratio of 1.56 and a quick ratio of 1.33, which indicates that our current assets are sufficient to cover our short-term liabilities. We expect to incur significant capital expenditures for the next year as we continue to invest in equipment and our manufacturing facilities.
As of September 30, 2025, we have $1.21 billion of our outstanding 2025 Notes scheduled to mature on November 15, 2025, all of which will need to be repaid or refinanced, if not converted. We currently intend to repay the outstanding balance of the 2025 Notes in cash upon maturity. See Note 4 “Debt—Senior Convertible Notes” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the 2025 Notes and our other senior convertible notes.
We believe that our cash, cash equivalents, and marketable securities balances, projected cash contributions from our commercial operations, and borrowings under our Credit Facility will be sufficient to meet our anticipated seasonal working capital needs, all capital expenditure requirements, material cash requirements as described herein, repay the remaining balance of the 2025 Notes, and meet other liquidity requirements associated with our operations for at least the next 12 months. We may continue to use cash to repurchase shares of our common stock, including pursuant to the 2025 Share Repurchase Program, or for other strategic initiatives that strengthen our foundation for long-term growth.

Long-term Liquidity Requirements
Our long-term liquidity requirements primarily consist of interest and principal payments related to our 2028 Notes, capital expenditures for the development of our manufacturing facilities and office spaces, and long-term material cash requirements as described below. As of September 30, 2025, we had a debt-to-assets ratio of 0.33, which indicates that our total assets are more than enough to cover our short-term and long-term debts. As demand grows for our products, we will continue to expand global operations to meet demand through investments in manufacturing and operations. We expect to meet our long-term liquidity requirements from our main sources of liquidity as described above to support our future operations, capital expenditures, acquisitions, and other liquidity requirements associated with our operations beyond the next 12 months.
As of September 30, 2025, we have outstanding senior convertible notes classified as long-term that will mature in May 2028. However, the outstanding principal of our senior convertible notes could be converted into cash and/or shares of our common stock prior to maturity once certain conditions are met. See Note 4 “Debt—Senior Convertible Notes” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on conversion rights prior to maturity.
Material Cash Requirements
From time to time in the ordinary course of business, we enter into a variety of purchase arrangements including but not limited to, purchase arrangements related to capital expenditures, components used in manufacturing, and research and development activities. As of September 30, 2025, there were no material changes to our contractual obligations outside the ordinary course of business.
Our obligations under the 2025 Notes and 2028 Notes include both principal and interest payments. As of September 30, 2025, we have $1.21 billion of our outstanding 2025 Notes scheduled to mature on November 15, 2025, all of which will need to be repaid or refinanced, if not converted. We currently intend to repay the outstanding balance of the 2025 Notes in cash upon maturity.
Prior to the maturity of the 2025 Notes and 2028 Notes in November 2025 and May 2028, respectively, they may be converted into cash and/or shares of our common stock if certain conditions are met. Any conversion prior to maturity may result in repayment of the principal amounts due under the Notes sooner than the scheduled repayment.
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
We are party to various leasing arrangements, primarily for office, manufacturing and warehouse space that expire at various times through December 2030, excluding any renewal options. We also have land leases in Penang, Malaysia that expire in 2082 and Athenry, Ireland that expire in 3023 related to our international manufacturing facilities. We anticipate incurring significant expenditures related to the build-out of our manufacturing facilities and investment in equipment. See Note 6 “Leases and Other Commitments—Leases” to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for more information about our leases. There were no material changes to our lease obligations during the nine months ended September 30, 2025.

Cash Flows
As of September 30, 2025, we had $3.32 billion in cash, cash equivalents and short-term marketable securities, which is an increase of $742.7 million compared to $2.58 billion as of December 31, 2024.
The following table sets forth a summary of our cash flows and the primary changes in cash flows for the periods shown. See the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the complete condensed consolidated statements of cash flows for these periods.

	Nine Months Ended September 30,
(In millions)	2025	2024	$ Change
Net cash provided by operating activities	$1,146.7	$688.1	$458.6
Net cash provided by investing activities	229.4	96.2	133.2
Net cash used in financing activities	(164.2)	(733.2)	569.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash	17.7	3.8	13.9
Increase in cash, cash equivalents and restricted cash	$1,229.6	$54.9	$1,174.7

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Operating Cash Flows	$144.5 million increase in net income
$162.1 million increase in net non-cash adjustments primarily due to adjustments to deferred income taxes, partially offset by net (gains) losses on equity investments

$152.0 million increase in net changes in operating assets and liabilities primarily due to the timing of payables and changes in accrued payroll due to lower variable compensation payments, partially offset by the timing of sales and customer collections in accounts receivables

Investing Cash Flows	$172.8 million increase in net proceeds from marketable securities due to the management of our liquidity

Financing Cash Flows	$562.8 million decrease in cash used to repurchase our common stock

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2025. See Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for a detailed discussion of our market risks.

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Regulations under the Exchange Act require public companies to maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and timely communicated to management, including our President and Chief Operating Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management, with the participation of our President and Chief Operating Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of September 30, 2025, our President and Chief Operating Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of such date.
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
Securities Class Actions
Between August 21 and October 9, 2024, three substantially similar putative class action complaints were filed against us and certain of our executive officers in the United States District Court for the Southern District of California. On December 13, 2024, the court appointed lead plaintiff court and consolidated the three actions (now captioned In re Dexcom, Inc. Class Action Securities Litigation, Lead Case No.: 24-cv-1485-RSH-VET). On January 27, 2025, lead plaintiff filed a consolidated complaint. The consolidated complaint alleges violations of the Exchange Act against us and certain of our current and former executive officers for allegedly making false and misleading statements between April 28, 2023 and July 25, 2024, with respect to our expected revenue for fiscal 2024 and ability to capitalize on our growth potential. On March 13, 2025, we filed a motion to dismiss the consolidated complaint. On May 14, 2025, the court granted the motion to dismiss with leave to amend. On May 28, 2025, lead plaintiff filed an amended consolidated complaint. On June 11, 2025, we filed a motion to dismiss the amended consolidated complaint. On October 7, 2025, defendants answered the amended consolidated complaint. On October 10, 2025, defendants filed a motion for judgment on the pleadings. The motion for judgment on the pleadings will be fully briefed on November 7, 2025.
On October 27, 2025, a putative class action complaint was filed against us and certain of our executive officers in the United States District Court for the Southern District of New York (captioned Prime v. Dexcom, Inc., et al, Case No.: 1:25-cv-08912). The complaint alleges violations of the Exchange Act against us and certain of our executive officers for allegedly making false and misleading statements between July 26, 2024 and September 17, 2025, with respect to the accuracy, reliability, and functionality of our G7 device, as well as our enhancements to and manufacturing of the device. Motions for lead plaintiff are due December 26, 2025.
Derivative Actions
Between September 13 and April 14, 2025, three putative stockholders filed derivative lawsuits against us and certain of our current and former executive officers and directors in the United States District Court for the Southern District of California. The derivative complaints allege factual allegations largely tracking allegations made in the In re Dexcom, Inc. Securities Class Action Litigation and seek, among other things, damages and restitution to be paid to the Company by the individual defendants, punitive damages, and attorney’s fees and costs. These actions have been consolidated (captioned In Re: Dexcom, Inc. Stockholder Derivative Litigation, Lead Case No.: 24-cv-1645-RSH-VET), and were stayed until September 9, 2025, when the court granted in part and denied in part the motion to dismiss in the In re Dexcom, Inc. Securities Class Action Litigation. On October 24, 2025, the parties filed a joint motion to set a schedule for the filing of an amended consolidated complaint and briefing of any motion to dismiss filed in response thereto.
On September 25, 2025, an additional derivative lawsuit was filed against us and certain of our current and former executive officers and directors in the Court of Chancery of the State of Delaware. The allegations largely track those made in the In re Dexcom, Inc. Securities Class Action Litigation and seek, among other things, damages and restitution to be paid to the Company by the individual defendants, punitive damages, and attorney’s fees and costs.
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

The 2025 Share Repurchase Program could affect the price of our common stock and increase the volatility thereof. Price volatility may cause the average price at which we repurchase our common stock in a given period to exceed the stock’s price at a given point in time. There can be no assurance that the timeframe for repurchases under our 2025 Share Repurchase Program or that any repurchases conducted thereunder will have a positive impact on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease share repurchases under the 2025 Share Repurchase Program include, among others, unfavorable market conditions; the market price of our common stock; the nature of other investment or strategic opportunities presented to us from time to time; our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to repurchase shares under the 2025 Share Repurchase Program; and the availability of funds necessary to fulfill such repurchases. As of September 30, 2025, we have repurchased 2.4 million shares of our common stock for $187.2 million under the 2025 Share Repurchase Program.
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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides information regarding repurchases of our shares of common stock during the three months ended September 30, 2025:

Period	Total number of shares purchased(2)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced program(2)	Maximum dollar value of shares that may yet be purchased under the program (in millions)(2)
7/01/2025 - 7/31/2025	—	$—	—	$750.0
8/01/2025 - 8/31/2025	1,998,100	$78.57	1,998,100	$593.0
9/01/2025 - 9/30/2025	406,399	$74.45	406,399	$562.8

(1) Average price paid per share includes broker commissions.
(2) On May 1, 2025, we announced that our Board of Directors authorized and approved a share repurchase program of up to $750.0 million of our outstanding common stock, with a repurchase period ending no later than June 30, 2026.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
None.

ITEM 5 - OTHER INFORMATION
Trading Plans
During the three months ended September 30, 2025, the following Section 16 officers and directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act) intended to satisfy the affirmative defense of Rule 10b5-1(c):

Name	Title	Action	Action Date	Aggregate Number of Shares to be Sold	Expiration Date(1)
Richard A. Collins	Director	Adoption	8/7/2025	6,854	8/10/2026
Bridgette P. Heller	Director	Adoption	8/14/2025	4,048	8/18/2026

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
During the three months ended September 30, 2025, none of our Section 16 officers or directors adopted, modified, or terminated a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

ITEM 6 - EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.1**	Certification of Chief Principal Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 is formatted in Inline XBRL					X

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

DEXCOM, INC. (Registrant)

Dated:	October 30, 2025	By:	/s/ JACOB S. LEACH
Jacob S. Leach, President and Chief Operating Officer (Principal Executive Officer)

Dated:	October 30, 2025	By:	/s/ JEREME M. SYLVAIN
Jereme M. Sylvain, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)