Form 10-K
period 2025-12-31
DEXCOM INC
filed 2026-02-12
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $34.2 billion based on the closing sales price of $87.29 per share as reported on the Nasdaq Global Select Market on that date. Shares held by persons who may be deemed affiliates have been excluded. This determination of affiliate status with respect to the foregoing calculation is not a determination for other purposes.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 5, 2026
Common stock, $0.001 par value per share	384,864,842

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2026 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III, Items 10 through 14 of this Annual Report on Form 10-K, as specified in the responses to those item numbers, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

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
“Dexcom”, “Dexcom Clarity”, “Dexcom Follow”, “Dexcom One”, “Dexcom ONE+” “Dexcom Share”, “Stelo”, and any related logos and design marks appearing in this Annual Report on Form 10-K are either registered trademarks or trademarks of DexCom, Inc. in the United States and/or other countries. Other service marks, trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

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
•If we, our suppliers, or our distributors fail to comply with ongoing regulatory requirements, including responding to the FDA warning letter, or if we have unanticipated problems with our products, the products could be subject to restrictions or withdrawal from the market.
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
We received approval from the Food and Drug Administration, or FDA, and commercialized our first product in 2006. We launched our latest generation systems, the Dexcom G7 Continuous Glucose Monitoring System, or G7, in 2023, and the Dexcom G7 15 Day Continuous Glucose Monitoring System, or G7 15 Day, in late 2025. In August 2024, we launched Stelo, our biosensor designed for adults with prediabetes and Type 2 diabetes who do not use insulin, as the first over-the-counter glucose biosensor in the U.S.
Unless the context requires otherwise, the terms “we,” “us,” “our,” the “company,” or “Dexcom” refer to DexCom, Inc. and its subsidiaries.
Products
Dexcom G7 and G7 15 Day
In March 2022, we obtained Conformité Européenne Marking, or CE Mark, approval for G7. In December 2022, we obtained marketing authorization from the FDA for the G7 via the 510(k) review process. The G7 is an integrated continuous glucose monitoring system, or iCGM, and is classified as a Class II device by the FDA, and is subject to special controls for iCGMs that outline requirements for assuring CGM accuracy, reliability and clinical relevance, and which also outlines the type of studies and data required to demonstrate acceptable CGM performance. The glucose value algorithm, ability to communicate with approved display and mobile devices, and compatibility with Dexcom Clarity, our cloud-based reporting software, are all substantially equivalent in technical performance and capability to the prior generation Dexcom G6 Continuous Glucose Monitoring Integrated System, or G6. The G7 is cleared in the United States for all people with diabetes ages two years and older, giving more people than ever access to a powerfully simple diabetes management solution.
In April 2025, we obtained marketing authorization from the FDA for the G7 15 Day via the 510(k) review process for people over the age of 18 with diabetes in the United States. Like the G7, the G7 15 Day is an iCGM classified as a Class II device by the FDA, and is subject to iCGM special controls. The G7 15 Day extends the wear period to 15.5 days and is generally consistent with our prior generation CGM systems in its technical capabilities and its indications.
In the United States, the G7 is covered by Medicare and Medicaid in the majority of states and by commercial insurers, subject to satisfaction of certain eligibility and coverage criteria for individuals with both Type 1 and Type 2 diabetes. G7 15 Day will also be covered for Medicare beneficiaries and has met the category requirements for therapeutic CGM systems set forth by the U.S. Centers for Medicare & Medicaid Services, or CMS. With an overall Mean Absolute Relative Difference, or MARD, of 8.0%, as well as 94.2% of values within 20% of their comparator, the G7 15 Day is the most accurate CGM cleared by the FDA and is clinically proven to lower A1C (a blood test that provides information about average levels of blood glucose, over the prior three months), reduce hyper- and hypoglycemia, and increase time in range.
The G7 and G7 15 Day carry forward important features of prior generation Dexcom CGM systems:
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
•Extended 15.5 day disposable sensor and 10-day disposable sensor, for the G7 15 Day and G7, respectively.
The G7 and G7 15 Day also have a number of new or improved features compared to our prior generation devices:
•An even more discreet and low profile. A redesigned transmitter makes for an all-in-one wearable, combining our sensor and transmitter that is 60% smaller than the G6, making it even more comfortable and easier to wear under clothing.
•Faster warm up. 30-minute sensor warm up for the G7, fastest of any CGM on the market, and 60-minute sensor warm up for the G7 15 Day.
•Expanded time to replace sensors. 12-hour grace period to replace finished sensors for a more seamless transition between sessions.
•New mobile app. Redesigned and simplified mobile app with Dexcom Clarity integration.
•Improved alert settings for enhanced discretion at the user’s option.
•Redesigned receiver. The optional receiver is smaller, with a more vibrant, easier to read display.
•New indications for use. For the G7, indicated in the United States for wear on the back of the upper arm for ages 2 years and older or the upper buttocks for ages 2-6 years old.
•Less waste. Smaller plastic components and packaging, resulting in less waste than the G6.
Other than the foregoing, the G7 and the G7 15 Day are generally consistent with our prior generation CGM systems in its technical capabilities and its indications. Since the G7 and G7 15 Day are classified by the FDA as a Class II device, special controls and modifications of, or revisions to, the device may be made under the 510(k) process.
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
We anticipate transitioning our G6 customers to our G7 and G7 15 Day sensor systems by the end of 2026.
Dexcom ONE+
In November 2023, we obtained CE Mark approval for our Dexcom ONE+ CGM system, or Dexcom ONE+, which we have launched in several countries in Europe. Dexcom ONE+ carries many of the same features as the G7, and is indicated for persons, including pregnant women, ages 2 years and older. Like our other CGM systems, Dexcom ONE+ is designed to replace finger stick blood glucose testing for diabetes treatment decisions. Our previous generation Dexcom ONE CGM system, with similar features as G6, is anticipated to be phased out by the end of 2026.
Stelo
In August 2024, we launched Stelo, our biosensor designed for adults with prediabetes and Type 2 diabetes who do not use insulin, as the first over-the-counter glucose biosensor in the U.S. By virtue of not requiring a prescription, Stelo expands access to CGM beyond people with diabetes to include those seeking to optimize metabolic health to more effectively and conveniently manage their glucose levels.
Dexcom Share and Dexcom Follow
The Dexcom Share remote monitoring system, offered for use with any current Dexcom system, uses an app on the patient’s compatible iPhone, iPod touch, iPad or Android mobile device to securely and wirelessly transmit glucose information to the cloud and then to apps on the mobile devices of up to ten designated recipients, or “followers,” who can remotely monitor a patient’s glucose information and receive alert notifications anywhere they have a wireless connection via the Dexcom Follow app. A patient’s glucose data can also be displayed on a patient’s or follower’s wearable device, such as the Apple Watch and Wear OS by Google devices, when used in conjunction with the patient’s or follower’s compatible iPhone or Android mobile device.
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
The International Diabetes Federation, or IDF, estimates that in 2024, 589 million adults (aged 20-79) around the world had diabetes. IDF estimates that by 2050, the worldwide incidence of people suffering from diabetes will reach 853 million. According to the Centers for Disease Control and Prevention, or CDC, in its National Diabetes Statistics Report, 2024, or the 2024 CDC Report, crude estimates for the prevalence of diabetes in the United States as of 2021 include 38.4 million people with diabetes, of which 29.7 million people have diagnosed diabetes.
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

Type 2 Diabetes
Type 2 diabetes is a metabolic disorder which results when the body is unable to produce sufficient amounts of insulin or becomes insulin resistant. Depending on the severity of Type 2 diabetes, individuals may require diet and nutrition management, exercise, oral medications or insulin injections to regulate blood glucose levels. We estimate that greater than 6 million people with Type 2 diabetes in the United States must use insulin to manage their diabetes.
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
Our current CGM systems offer the following potential advantages to people with diabetes:
•Potential for Improved Outcomes. Randomized clinical trials and peer reviewed published data have demonstrated that patients with diabetes who used CGMs to help manage their disease experienced significant improvements in glucose control, including when compared to patients relying solely on single-point finger stick measurements (i.e., less time in hypoglycemia and hyperglycemia) and reductions in A1C levels when compared to baseline.
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
•Connectivity to Wearables and Others. Patients can monitor their glucose levels and trends on compatible wearable devices, such as Apple Watch and Wear OS by Google devices, when used with a compatible mobile device. Also, our Share and Follow remote monitoring systems enable users of our current CGM systems to have their sensor glucose information remotely monitored by their family, friends or other designated recipient, or follower, by wirelessly transmitting data from the user’s smart phone to the cloud and then to the follower’s mobile device. Several followers can remotely monitor a patient’s glucose information and receive secondary alert notifications from almost anywhere with an Internet connection via each follower’s mobile device.
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
Compatible Mobile Devices
With our G7 and G7 15 Day systems, the functionalities of our proprietary receiver can be obtained through the use of a compatible mobile device, such as an iOS or Android device, and our mobile applications, depending on the patient’s geographic location. A receiver may be required as the primary display device or a backup to the mobile device in some jurisdictions, including the United States.
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

Competition
The market for glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In selling our current CGM systems, we compete directly with the Diabetes Care division of Abbott Laboratories; Medtronic plc’s Diabetes Group (which implemented a spinoff of its diabetes business into a separate company called MiniMed); Roche Diabetes Care, a division of Roche Diagnostics; privately-held LifeScan, Inc.; Ascensia Diabetes Care; and other smaller market entrants, each of which manufactures and markets products for the single-point finger stick device market. Collectively with us, these companies currently account for the majority of the worldwide sales of self-monitored glucose testing systems.
Several companies are developing or commercializing products for continuous or periodic monitoring of glucose levels in the interstitial fluid under the skin that compete directly with our products. We have competed with Abbott and their Libre family of CGM products for many years. Medtronic (MiniMed) markets and sells a standalone glucose monitoring product called Guardian Connect, both internationally and in the United States, and a disposable CGM system called Simplera in the U.S. and international markets.
Medtronic (MiniMed) and other third parties have developed or are developing, insulin pumps integrated with CGM systems that provide, among other things, the ability to suspend insulin administration while the user’s glucose levels are low and to automate basal or bolus insulin dosing. Likewise, Abbott Diabetes Care has received FDA clearance to integrate certain versions of their Libre sensors into automated insulin delivery systems and is pursuing such integrations with third-party insulin delivery devices.
We are also aware of companies outside the traditional medical device sector that are attempting to develop competitive products and services, including for the general health and wellness, or population health space. Some of the companies developing or marketing competing devices are large and well-known publicly traded companies. Such competitors may benefit from guidance issued on January 6, 2026 by the FDA’s Center for Devices and Radiological Health that effectively broadens the range of products that may be considered “general wellness devices,” including wearables that provide readings around bodily functions and vital signs such as heart rate, blood pressure, and blood glucose.
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

Manufacturing
We primarily manufacture our products at our manufacturing facilities in Mesa, Arizona and Penang, Malaysia. We are currently building out a new manufacturing facility in Athenry, Ireland. We anticipate that the new facility in Ireland will add substantial manufacturing capacity.
There are technical challenges to increasing manufacturing capacity, including finding or enhancing new manufacturing facilities capable of meeting regulatory requirements, government licensure of manufacturing facilities, equipment design and automation, material procurement, problems with production yields, and quality control and assurance. For example, in March 2025, we received an FDA warning letter following inspections of our facilities in San Diego, California, and Mesa, Arizona relating to observed non-conformities in manufacturing processes and our quality management system. See the section of the Risk Factors entitled “Risks Related to Manufacturing, Commercial Operations and Commercialization” and “If we or our suppliers or distributors fail to comply with ongoing regulatory requirements, including responding to the FDA warning letter, or if we have unanticipated problems with our products, the products could be subject to restrictions or withdrawal from the market.”
Additionally, the production of our CGM systems must occur in a highly controlled and clean environment to minimize particles and other yield-limiting and quality-limiting contaminants. Developing and maintaining commercial-scale manufacturing facilities has and will continue to require the investment of substantial additional funds and the hiring and retention of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience.
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
We purchase certain components and materials used in manufacturing from single sources due to quality considerations, costs or constraints resulting from regulatory or other requirements. As of December 31, 2025, those single sources include but are not limited to suppliers of application-specific integrated circuits used in our transmitters, seals used for the applicator and certain polymers used to synthesize polymeric membranes for our sensors. For additional information, please see our Risk Factor entitled “We depend upon third-party suppliers and outsource to other parties, making us vulnerable to supply disruptions, suboptimal quality, non-compliance and/or price fluctuations, which could harm our business.”

Third-Party Coverage and Reimbursement
As a medical device company, coverage and reimbursement from Medicare, Medicaid or other governmental healthcare programs or systems and private third-party healthcare payors is an important element of our success. Medicare covers the CGM system, which includes both the receiver device and the supplies necessary for the use of the device, under the Durable Medical Equipment, or DME, benefit category. Previously, Medicare coverage for CGM was only available to Medicare patients who take at least three doses of insulin a day, limiting CGM reimbursement for Medicare beneficiaries with intensive Type 1 and 2 diabetes. The Local Coverage Determination, or LCD, that CMS released in April 2023 extended Medicare CGM coverage to all patients using insulin. Further, the LCD also allows coverage for patients not taking insulin if the patient has a history of problematic hypoglycemia.
In late 2025, CMS extended the Durable Medical Equipment, Prosthetics, Orthotics and Supplies (DMEPOS) competitive bidding program to include our CGMs and receivers beginning with contracting in 2027, and payment changes effective January 1, 2028. Under the program, DMEPOS suppliers compete to become Medicare contract suppliers by submitting bids to furnish certain items. CMS anticipates that ten (10) contracts will be awarded for CGMs. However, while the competitive bidding program previously used competitive bidding areas, or CBAs, for contract awards, CMS determined that for CGMs and certain other DME, a Remote Item Delivery, or RID, CBA was more appropriate. It remains to be seen whether CGMs will be covered under a single, nationwide RID CBA or whether regional RID CBAs will be established. In any event, the bid process is expected to result in lower Medicare reimbursement for CGM systems, particularly because CMS is changing the pricing under the RID CBA by setting a single payment amount for covered items at the 75th percentile of the winning bids, rather than using the maximum winning bid. Further, CMS has reclassified CGMs and insulin infusion pumps to items that require frequent and substantial servicing and will phase in monthly rental payments for these items. CMS will bundle the rental amount for the receiver device with payment for the supplies and accessories in the new payment amount. Beneficiaries who own their CGMs or insulin infusion pumps may either continue to use them until replacement is necessary or immediately switch to a rental item. The bid limit will be monthly fee schedule amounts for the supplies plus the average purchase fee schedule amounts for the CGM receiver device divided by 60 (intended to capture the 5-year useful life of the device). As a result, we expect that Medicare reimbursement for our CGM systems will decrease beginning in 2028. CMS is required by law to recompete these contracts at least once every three years and to roll out the competitive bidding process nationally or adjust prices in non-competitive bidding areas to match competitive bidding prices. The implementation of the competitive bidding program may result in reduced Medicare payment for CGMs in both competitive bidding areas and non-competitive bidding areas.
We also have coverage under certain international markets and Medicaid coverage in approximately 48 states as of December 31, 2025.

As of December 31, 2025, the eight largest private third-party payors in the United States, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. In addition, we have negotiated contracted rates with all of those third-party payors for the purchase of our current CGM systems by their members. We have personnel with reimbursement expertise to assist customers in obtaining reimbursement from private third-party payors. We also maintain a field-based reimbursement team charged with calling on third-party private payors to obtain coverage decisions and contracts. We have continued our efforts to create and liberalize coverage policies with third-party payors, including obtaining reimbursement for our products under pharmacy benefits and for more people with diabetes.
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
Our patent portfolio includes numerous issued and pending patent applications in the U.S. and other parts of the world, which, in the aggregate, we believe to be of material importance in the operation of our business. U.S. patents, as well as most foreign patents, are generally effective for 20 years from the date the earliest application was filed. In some cases, the patent term may be extended. Our issued patents as of December 31, 2025 are set to expire over a range of years, from 2026 with respect to some of our earlier patents, to 2044, subject to any extensions. We also have various registered U.S. trademarks, registered European Community trademarks, and many other trademark registrations and pending trademark applications around other parts of the world. In addition, we have entered into exclusive and non-exclusive licenses in the ordinary course of business relating to a wide array of technologies or other intellectual property rights or assets.
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

Our Board of Directors has delegated responsibility to our Nominating and Governance Committee for the oversight of sustainability matters. Periodically, the Nominating and Governance Committee oversees and reviews our sustainability policies and programs, oversees and reviews our participation and visibility as a global corporate citizen, and assesses the management of and Dexcom’s performance on sustainability-related impacts, risks, and opportunities, including climate, affecting Dexcom’s business. Additionally, the Corporate Sustainability Steering Committee, consisting of members of senior management from Legal, Finance, Human Resources, Commercial and Operations, is responsible for establishing programs, policies and practices relating to sustainability matters, under the auspice of the Nominating and Governance Committee.
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
U.S. Laws and Regulations
At the U.S. federal level, our products are medical devices subject to extensive and ongoing regulation by the FDA. The U.S. Federal Food, Drug and Cosmetic Act, referred to as the FDCA, and the FDA’s implementing regulations govern product design and development, pre-clinical and clinical testing, pre-market clearance, authorization or approval, establishment registration and product listing, product manufacturing, product quality, product labeling, product storage, advertising and promotion, product sales, distribution, recalls and field actions, servicing and post-market clinical surveillance, complaint handling, and adverse event reporting. A number of U.S. states also impose licensing and compliance regimes on companies that manufacture or distribute prescription devices in the state.
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
FDA Regulation
Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance, prior de novo down-classification and a related grant of marketing authorization, or prior approval from the FDA through the premarket approval, or PMA process. The FDA classifies medical devices into one of three classes stratified by risk. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are subject to general controls such as labeling, and may be subject to the 501(k) pre-market notification process, and also may require adherence to the FDA’s manufacturing requirements, which are contained in the Quality System Regulation, or QSR, which is in the process of being superseded by the new Quality Management System Regulation, or QMSR, becoming effective February 2, 2026. The QMSR amends the quality regulations to align more closely with international consensus standards for quality management systems for medical devices used by other regulatory authorities around the world. Class II devices are typically subject to the requirement stated above and additionally may be subject to special controls such as performance standards, post-market surveillance, FDA guidelines, or particularized labeling, as well as general controls. Some Class I and most Class II devices are exempted by regulation from the pre-market notification (i.e., 510(k) clearance) requirement, and/or the requirement of compliance with substantially all of the QSR, which as stated above is being superseded by the new QMSR. As an example, the mobile applications that comprise the Share System were classified by the FDA as Class II exempt. With the mobile applications classified as Class II exempt, we must comply with certain general and special controls required by the FDA but we do not need prior FDA review to commercialize changes to the mobile applications. Some devices are placed in Class III, which requires approval of a PMA application and may require human clinical trials, if they are deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or certain implantable devices, or to be “not substantially equivalent” either to a previously 510(k) cleared device or to a “preamendment” Class III device in commercial distribution before May 28, 1976 for which PMA applications have not been required.
If a previously unclassified new medical device does not qualify for the 510(k) pre-market notification process because there is no predicate device as to which it may be found to be substantially equivalent as required by the 501(k) notification process that can be identified, the device is automatically classified into Class III. Under FDA law, the de novo classification procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. If the FDA agrees with the down-classification, the de novo applicant will then receive authorization to market the device, and a classification regulation will be established for the device type. The device can then be used as a predicate device for future 510(k) submissions by the manufacturer or a competitor.
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
•QSR, to be superseded by the new QMSR as described above, which requires manufacturers to follow design, testing, control, storage, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures;
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
•product recall or seizure;
•interruption of production;
•operating restrictions;
•injunctions; and
•criminal prosecution.
We and our contract manufacturers, specification developers, and some suppliers of components or device accessories, are also required to manufacture our products in compliance with current Good Manufacturing Practice requirements set forth in the QSR, to be superseded by the new QMSR as described above. The QSR requires, and in its place the new QMSR will require, a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and includes extensive requirements with respect to quality management and organization, device design, buildings, equipment, purchase and handling of components or services, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping. The FDA evaluates compliance with the QSR, and in its place will require compliance with the new QMSR, through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. If the FDA believes we or any of our contract manufacturers or regulated suppliers are not in compliance with these requirements, it can shut down our manufacturing operations, require recall of our products, refuse to approve new marketing applications, institute legal proceedings to detain or seize products, enjoin future violations, or assess civil and criminal penalties against us or our officers or other employees. Any such action by the FDA would have a material adverse effect on our business. We may be unable to comply with all applicable FDA regulations.
In March 2025, we received an FDA warning letter following inspections of our facilities in San Diego, California, and Mesa, Arizona. In the warning letter, the FDA cited deficiencies in the response letters sent by us to the FDA following the Form 483, List of Investigational Observations that was delivered to us in connection with the inspection of our San Diego, California facility that occurred from October 2024 through November 2024, and the inspection of our Mesa, Arizona facility that occurred in June 2024. The warning letter describes observed non-conformities in manufacturing processes and our quality management system. We take the matters identified in the warning letter seriously and have submitted responses to the Form 483 and to the FDA warning letter. While the warning letter does not restrict our ability to produce, market, manufacture or distribute products, require recall of any products, nor restrict our ability to seek FDA 510(k) clearance of new products, we may fail to satisfy these regulatory requirements to the FDA’s satisfaction, and any failure to do so could result in the foregoing occurring. See the risk factor entitled “If we or our suppliers or distributors fail to comply with ongoing regulatory requirements, including responding to the FDA warning letter, or if we have unanticipated problems with our products, the products could be subject to restrictions or withdrawal from the market.”
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
Civil Monetary Penalties Law. The Civil Monetary Penalties Law, or CMPL, authorizes the imposition of substantial civil money penalties against an entity that engages in certain prohibited activities including but not limited to violations of the Stark Law or Anti-Kickback Statute, knowing submission of a false or fraudulent claim, employment of an individual excluded from participation in federal health care programs, and the provision or offer of anything of value to a Medicare or Medicaid beneficiary that the transferring party knows or should know is likely to influence the beneficiary’s selection of a particular provider or supplier from which to receive items or services for which payment may be made in whole or part by a federal health care program, commonly known as the Beneficiary Inducement CMP. Remuneration is defined under the CMPL as any transfer of items or services for free or for less than fair market value. There are certain exceptions to the definition of remuneration for offerings that meet the Financial Need, Preventative Care, or Promoting Access to Care exceptions. Sanctions for violations of the CMPL include civil monetary penalties and administrative penalties up to and including exclusion from participation in federal health care programs. We are not a “provider, practitioner or supplier” to which the Beneficiary Inducement CMP applies as we do not directly bill Medicare; therefore, our liability under the Beneficiary Inducement CMP is materially reduced.
Violations of the Stark Law, the Anti-Kickback Statute, the Civil Monetary Penalties Law and/or the federal False Claims Act can also form the basis for exclusion from participation in federal and state healthcare programs.
State Analogs of Federal Fraud and Abuse Laws. Many U.S. states have their own laws intended to protect against fraud and abuse in the health care industry and more broadly. In some cases, these laws prohibit or regulate additional conduct beyond that covered under federal law. Penalties for violating these laws can range from fines to criminal sanctions.
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
Further, nearly half of the U.S. states have enacted legislation that creates new data privacy and security obligations for certain entities. These laws include, for example, the California Consumer Privacy Act, or CCPA, which came into effect January 1, 2020 and was amended and expanded by the California Privacy Rights Act, or CPRA, which came into effect on January 1, 2023, and similar state laws. Several other states are proposing to enact, their own comprehensive privacy laws. Among other things, these state-specific laws create new data privacy obligations for covered companies and provide new privacy rights to state residents, including the right to opt out of certain disclosures of their information. In addition, some states have adopted legislation focused on protections pertaining to consumer health data that is not subject to HIPAA, as evidenced by passage of the Washington My Health My Data Act and similar laws passed, for example, in Connecticut and Nevada. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach, and other laws, such as the Telephone Consumer Privacy Act and the Washington My Health My Data Act, also have private rights of action for violations. The state laws are not uniform and we must evaluate to what extent the laws apply to our operations. The effects of state data protection laws are significant and have required us to modify our data processing practices. The laws may also cause us to incur substantial costs and expenses to ensure ongoing compliance, particularly given our base of operations in California. Various U.S. state laws and regulations may also require us to notify affected individuals and state agencies in the event of a data breach involving individually identifiable information.
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
FCPA and Other Anti-Bribery and Anti-Corruption Laws. The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA would include interactions with certain healthcare professionals in many countries, either directly or through our contracted distributors. On February 10, 2025, the Trump Administration issued an executive order, “Pausing Foreign Corrupt Practices Act Enforcement to Further American Economic and National Security”, pausing FCPA enforcement for a period of 180 days while new guidelines were developed that prioritized American economic competitiveness and efficiency of government resources; however, on June 9, 2025, the Deputy Attorney General issued a memorandum pursuant to the executive order’s directive, titled “Guidelines for Investigations and Enforcement of the Foreign Corrupt Practices Act (FCPA)”, which detailed the administration’s new FCPA guidelines for current and future investigations and enforcement priorities. Then on August 11, 2025, the DOJ unsealed its first FCPA indictment since the pause in FCPA enforcement. The indictment described conduct similar to matters previously pursued under the FCPA prior to the executive pause order; however, certain elements of the conduct and the allegations aligned with the policy goals expressed in the updated guidelines. Therefore, the FCPA remains applicable to our operations and we continue to expend resources to ensure that our activities comply. Our present and future business has been and will continue to be subject to various other U.S. and foreign laws, rules and/or regulations.
Physician Payment Sunshine Act. Pursuant to the Patient Protection and Affordable Care Act that was signed into law in March 2010, the federal government enacted the Physician Payment Sunshine Act. As a manufacturer of U.S. FDA‑regulated devices reimbursable by federal healthcare programs, we are subject to this law, which requires us to track and annually report certain direct or indirect payments and other transfers of value we make to certain U.S.-licensed health care practitioners and U.S. teaching hospitals. We are also required to report certain ownership or investment interests held by physicians and their immediate family members. In 2018, the law was amended to require tracking and reporting of payments and transfers of value provided to health care practitioners besides physicians, including physician assistants, nurse practitioners, and other mid-level practitioners. These expanded reporting requirements took effect in 2022 for payments and transfers of value made to these additional practitioner-types in 2021. These repayments are published, with annual updates released on June 30 each year, and available on CMS’ Open Payments website. While there are exceptions to this transparency reporting, the rules are highly technical and require close monitoring and analysis to ensure continued compliance. Initial penalties under the Sunshine Act were civil fines that ranged from $1,000 to $100,000 per violation (adjusted annually) with a $1 million cap (adjusted annually). However, due to annual adjustments, the annual penalty cap for 2025 was $1,443,275. Depending on the circumstances, reported payments also have the potential to draw scrutiny to our relationships with health care practitioners and academic medical institutions, which may have implications under the Anti-

Kickback Statute and other healthcare laws. CMS has the right to audit reporting entities for compliance. CMS began its first audits in fiscal year 2023.
In addition, certain states also have laws and regulations related to payments and other transfers of value provided to healthcare professionals and entities. Similar to the federal law, certain states have adopted marketing and/or transparency laws relevant to device manufacturers, some of which are broader in scope. Certain states also mandate that device manufacturers implement compliance programs. Other states impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation, and other remuneration to healthcare professionals and entities. The need to build and maintain a robust compliance program with different compliance and/or reporting requirements increases the possibility that a company may violate one or more of the requirements, resulting in fines and penalties. We continue to expend resources to ensure our continued compliance with these transparency reporting laws.
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
The regulatory framework governing medical devices is largely harmonized within the European Economic Area, or EEA, which includes the 27 member states of the European Union, or EU, plus Norway, Iceland, and Liechtenstein. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the EU/EEA with respect to medical devices. In the EU/EEA, Regulation (EU) 2017/745, or MDR, regulates the design, manufacture, clinical evaluation, labeling, placing on the market, and adverse event reporting for medical devices. The MDR was approved in 2017, replacing Council Directives 90/385/EEC and 93/42/EEC, and became applicable in the EU/EEA on May 26, 2021, changing several aspects of the existing regulatory framework. The MDR initially provided for a three-year transitional period, which was subsequently extended in 2023. As a result, medical devices certified under the former Council Directives 90/385/EEC or 93/42/EEC must now comply with the MDR by May 26, 2026, December 31, 2027, or December 31, 2028, depending on their risk classification.
To be placed on the EU/EEA market, all medical devices must undergo a conformity assessment and bear the CE Mark, indicating that the device conforms to the essential requirements of the MDR. As a general rule, demonstration of conformity of medical devices must be based on clinical data supporting the safety and performance of the products. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. The method of assessing conformity varies depending on the class of the product. For low-risk medical devices (Class I with no measuring function and which are not sterile), the manufacturer can perform a self-assessment. For all other devices (Class IIa, IIb, and III), the conformity assessment requires the intervention of a Notified Body, i.e. an independent third-party organization designated by the competent authority of an EU/EEA member state. Depending on the applicable conformity assessment route, the Notified Body assesses and audits the manufacturer’s technical documentation and quality management system, covering the manufacture, design, and final inspection of the devices. Upon successful completion of the conformity assessment procedure, the Notified Body issues the CE Certificate of Conformity, which entitles the manufacturer to affix the CE Mark.
On December 16, 2025, the European Commission, or EC, published a proposal to revise the MDR. The proposal introduces several measures that would have a significant impact on the medical device industry, including:
•Amendments to classification rules, which may result in a lower risk classification for certain products, including medical device software. These changes could also reduce the number of AI-enabled medical devices classified as “high-risk” under the EU AI Act (Regulation (EU) 2024/1689);
•Clarification of the interplay with the AI Act, providing that most requirements applicable to high-risk AI systems under the AI Act would not apply to AI-based medical devices, in order to avoid regulatory overlaps;
•Extension of CE Certificate validity, by removing the current five-year maximum validity period for CE Certificates of Conformity issued by Notified Bodies.
The proposal will now undergo the ordinary legislative procedure and be examined by the European Parliament and the Council, which may introduce amendments to the text proposed by the EC.

Outside of the EU/EEA, regulatory approval needs to be sought on a country-by-country basis in order for us to market our products. Other countries have adopted medical device regulatory regimes, such as the Classification Rules for Medical Devices published by the Hong Kong Department of Health, the Health Sciences Authority of Singapore regulation of medical devices under the Health Products Act, and Health Canada’s risk classification system for invasive devices, among others. Each country may have its own processes and requirements for medical device licensing, approval, and regulation, therefore requiring us to seek regulatory approvals on a country-by-country basis.
Outside the United States a range of anti-bribery and anti-corruption laws, as well and some industry-specific laws and codes of conduct, apply to the medical device industry and interactions with government officials and entities and healthcare professionals. Laws include the UK Bribery Act of 2010. Further, the EU member countries have emphasized a greater focus on healthcare fraud and abuse and have indicated greater attention to the industry by the European Anti-Fraud Office. MedTech Europe, the medical device industry association, also introduced the Code of Ethical Business Practices, which came into effect on January 1, 2017 and was updated with effect from January 1, 2023. Countries in Asia have also become more active in their enforcement of anti-bribery laws and with respect to procurement and supply chain fraud.
In the EU, increasingly stringent data protection and privacy rules that have and will continue to have substantial impact on the use of patient data across the healthcare industry became effective in May 2018. The EU General Data Protection Regulation, or GDPR, applies across the EU and European Economic Area and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR fine framework can be up to 20 million euros, or up to 4% of the company’s total global turnover of the preceding fiscal year, whichever is higher. The GDPR also requires companies processing personal data of individuals residing in the EU and European Economic Area to comply with EU privacy and data protection rules in certain circumstances, even if the company itself does not have a physical presence in the EU or European Economic Area. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities. Due to the strong consumer protection aspects of the GDPR, companies subject to its purview are allocating substantial legal costs to the development and maintenance of necessary policies and procedures and overall compliance efforts. We expect continued costs associated with maintaining compliance with GDPR into the future. For example, on July 16, 2020, the Court of Justice of the EU issued a judgment in Case C-311/18 that declared the EU-U.S. Privacy Shield Framework invalid (Data Protection Commissioner v Facebook Ireland Ltd and Maximillian Schrems, also knowns as “Schrems II”). In the absence of the new adequacy decision, this judgment still results in additional compliance obligations for companies that rely on mechanisms other than the Privacy Shield, like standard contractual clauses and appropriate supplementary measures to ensure a valid basis for the transfer of personal data outside of Europe. Though a new adequacy decision (the EU-U.S. Data Privacy Framework) has been adopted, it may also be subject to challenges similar to those faced by the Privacy Shield. In view of this and other developments, data transfer risk remains a potential issue that requires regular monitoring. We expect continued costs associated with maintaining compliance with the GDPR into the future, and these requirements, as interpreted by EU data protection authorities, could negatively impact our business, financial condition and results of operations.
Certain governments around the world are also adopting laws and regulations pertaining to mandatory corporate sustainability reporting. For example, the EU has adopted the Corporate Sustainability Reporting Directive that will require us to disclose certain social, governance and environmental information and data.
In the EU, several recently adopted or proposed legislative initiatives may affect our business. In addition to the proposed revision of the MDR, these include the AI Act (Regulation (EU) 2024/1689), the Data Act (Regulation (EU) 2023/2854), the Health Data Space Regulation (Regulation (EU) 2025/327), the Regulation on Health Technology Assessment (Regulation (EU) 2021/2282), the Battery Regulation (Regulation (EU) 2023/1542), and the Network and Information Security Directive (NIS 2) (Directive (EU) 2022/2555), among others. Moreover, the EU is currently discussing the Digital Omnibus Package, which comprises a series of technical amendments to a wide body of EU digital legislation. In particular, the Digital Omnibus Package consists of two legislative proposals:
•A first proposal introducing amendments to several pieces of legislation, including Regulation (EU) 2016/679 (GDPR), the ePrivacy Directive (Directive 2002/58/EC), the NIS2 Directive and other instruments relating to cybersecurity (DORA, CER, eIDAS), and the Data Act; and
•A second proposal aimed at amending the AI Act to support its smooth and effective application and to ensure its consistent implementation across the EU.

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

Human Capital
We aim to foster an inclusive and engaging culture that values each person’s unique skill set and to continue to attract – and retain – top talent throughout the organization. 2025 represented a year of continued growth across Dexcom; our employee population grew both by number and global footprint. Our consistent support of hybrid work provides access to a broader talent pool. As of December 31, 2025, we have approximately 11,100 employees around the globe, including 11,000 full-time employees.

Country	Female	Male	Grand Total	Ethnically Diverse (US Only)*
United States	2,400	2,900	5,300	3,100
International	3,000	2,800	5,800	N/A
Grand Total**	5,400	5,700	11,100	3,100
*All diversity data is self-reported. We capture ethnic diversity data in the United States only, comprised of the following categories: Black or African American, Hispanic or Latino, Asian, American Indian or Alaska Native, Native Hawaiian or Other Pacific Islander, Two or More Races.
**Includes full-time and part-time employees.
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
Our human resources team, Employee Resource Group sponsors (ERGs), and senior leaders work together to advance the broader equity strategy across the organization. We are proud to support our ERGs; their employee-led activities and initiatives foster a sense of belonging throughout all our global locations. We integrate equity and inclusion into talent conversations, especially at senior levels, making our processes fairer for all Dexcom employees.

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
Our goal to support our employees’ needs remains constant. We continued to provide vaccination clinics for employees and their families, and continued support of remote and hybrid work for employees whose roles allow for it.
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
In 2025, we continued our proactive year-end global market adjustment process intended to ensure we maintain pay equity between active employees and potential new external hires. Through this process, employees who meet predefined criteria may be eligible for an additional adjustment in base salary if they have fallen below Dexcom’s determined minimum. We believe by continuing to ensure equitable pay between existing and new hires, we will be better positioned to retain valued employees.
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

ITEM 1A - RISK FACTORS
Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. Before making a decision to invest in, hold or sell our common stock, stockholders and potential stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Annual Report on Form 10-K, as well as the other information we file with the SEC, including our subsequent reports on Forms 10-Q and 8-K. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the value of our common stock could decline and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business, financial condition or results of operations. Refer to our disclaimer regarding forward-looking statements at the beginning of this Annual Report on Form 10-K.

Risks Related to Our Business and Operations

Risks Related to Pricing and Reimbursement
If we experience decreasing prices for our products and we are unable to reduce our expenses, including the per unit cost of producing our products, there may be a material adverse effect on our business, results of operations, financial condition and cash flows.
We have experienced, and anticipate that we will continue to experience, decreasing prices for our products due to future reimbursement changes under Medicare and pricing pressure from managed care organizations and other third-party payors.
In the United States and other countries, government and private sector access to health care products continues to be a subject of focus, and efforts to reduce health care costs are being made by third-party payors. Most of our customers rely on third-party payors, including government programs and private health insurance plans, to cover the cost of the G6, G7, G-7 15 Day, Dexcom One, and Dexcom ONE+. We expect that these continuing cost reduction and containment measures could result in lower prices for these products and lower reimbursement rates, as well as could lead to patients being unable to obtain approval for coverage or payment from these third-party payors resulting in costs being shifted to patients for these products. Additionally, we may experience pricing pressure if our products are increasingly subject to competitive bidding processes, which include substantial costs and managerial time to prepare bids and proposals for contracts that may not be awarded to us or may be split among competitors. For example, in June 2025, the Centers for Medicare & Medicaid Services published a proposed rule that would subject continuous glucose monitors to the competitive bidding process, which could negatively impact our reimbursement and result in price decreases. In late 2025, CMS extended the DMEPOS competitive bidding program to include our CGMs and receivers, with contracting beginning in 2027 and payment changes taking effect in 2028. Under the program, DMEPOS suppliers compete to become Medicare contract suppliers by submitting bids to furnish certain items in CBAs. CMS anticipates that ten (10) contracts will be awarded for CGMs. However, while the competitive bidding program previously used CBAs for contract awards, CMS determined that for CGMs and certain other DME, a RID CBA was more appropriate. It remains to be seen whether CGMs will be covered under a single, nationwide RID CBA or whether regional RID CBAs will be established. In any event, the bid process is expected to result in lower Medicare reimbursement for CGM systems, particularly because CMS is changing the pricing under the RID CBA by setting a single payment amount for covered items at the 75th percentile of the winning bids, rather than using the maximum winning bid. Further, CMS has reclassified CGMs and insulin infusion pumps to items that require frequent and substantial servicing and will phase in monthly rental payments for these items. CMS will bundle the rental amount for the receiver device with payment for the supplies and accessories in the new payment amount. The bid limit will be monthly fee schedule amounts for the supplies plus the average purchase fee schedule amounts for the CGM receiver device divided by 60 (intended to capture the 5-year useful life of the device.) As a result, we expect that Medicare reimbursement for our CGM systems will decrease beginning in 2028. CMS is required by law to recompete these contracts at least once every three years and to roll out the competitive bidding process nationally or adjust prices in non-competitive bidding areas to match competitive bidding prices. The implementation of the competitive bidding program is expected to result in reduced Medicare payment for CGMs in both competitive bidding areas and non-competitive bidding areas. Additionally, the new bidding system will contain a “country of origin” question to obtain information on where products are manufactured; however, it is unclear how CMS intends to use this information. Given that we maintain offshore manufacturing facilities, country of origin reporting could have an impact on our business. Competitive bidding could negatively impact our reimbursement and result in price decreases. To the extent these cost containment efforts are not offset by greater patient access to our products, our revenue may be reduced and our business may be harmed.
On July 4, 2025, President Trump signed the budget reconciliation bill (entitled “One Big Beautiful Bill Act”, or the Bill) to meet spending targets aimed at funding the Administration’s domestic priorities that includes significant changes to the Medicaid program. Congressional Budget Office, or CBO, preliminary estimates show that the Medicaid provisions would reduce Medicaid spending by $1 trillion and will increase the number of people without health insurance by at least 11.8 million by 2034. Some key proposed changes to the Medicaid Program include, but are not limited to: work requirements; cost sharing of up to $35 per service on expansion adults who exceed the official poverty threshold; stricter eligibility requirements for non-U.S. citizens; requirements for states to conduct eligibility redeterminations at least every six months for Medicaid expansion adults; and prohibitions on states from establishing any new provider taxes or from increasing the rates of existing taxes, among other changes. Decreased federal funding and stricter eligibility requirements may result in more restrictive Medicaid programs at the state level and fewer individuals eligible for coverage, which could have an adverse impact on the number of individuals who seek to use our products and services.
Despite the ACA going into effect over a decade ago, there have been numerous legal and Congressional challenges to the law’s provisions and the effect of certain provisions have made compliance costly. For instance, changes to the ACA included in the Bill, including shortening enrollment periods and eliminating automatic reenrollment, could reduce ACA enrollment. We expect material changes in health policy, enforcement initiatives, and coverage and reimbursement for health care items and services from the Trump Administration and Congress. As such, our costs to monitor these changes and respond to new requirements will increase.
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
As a medical device company, reimbursement from government and/or commercial third-party healthcare payors, including Medicare and Medicaid, is an important element of our success. CMS provides coverage for “Therapeutic Continuous Glucose Monitors” as durable medical equipment eligible for coverage under Medicare Part B. Coverage criteria for therapeutic CGMs is determined by CMS under national coverage determinations as well as by local Medicare Administrative Contractors under local coverage determinations. Therefore, Medicare reimbursement for our CGM devices is subject to various coverage conditions and often requires a patient-specific coverage analysis. Medicare does not cover any items or services that are not “reasonable and necessary.” In order to be covered under the DME benefit, one component of the CGM system must meet the criteria for a durable medical device. To date, the receiver satisfied these criteria. To the extent that a receiver is not used by a Medicare beneficiary or CMS otherwise determines that the items and supplies ordered are not medically necessary, Medicare may not cover that CGM system or any associated supplies.
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
As of December 31, 2025, the eight largest private third-party payors in the United States, in terms of the number of covered lives, have issued coverage policies for the category of CGM devices. In addition, we have negotiated contracted rates with all of those third-party payors for the purchase of the G6 and G7 systems by their members. Nevertheless, coverage and reimbursement-related barriers remain. Among other things, people with diabetes without insurance that covers our products bear the entire financial cost of using our products. In addition, in the

United States, existing single-point finger stick devices used by people with diabetes are generally reimbursable for all or part of the product cost by Medicare or other third-party payors, which may be perceived as more advantageous for consumers. Further, while many third-party payors have adopted some form of coverage policy on CGM devices, in a sizeable percentage of cases, under durable medical equipment benefits, those coverage policies frequently are restrictive and require significant medical documentation and other requirements in order to obtain reimbursement, and as a result, we have difficulty improving the efficiency of our customer service group. Moreover, it is not uncommon for governmental, including federal and/or state, agencies and their contractors to conduct periodic routine billing and compliance reviews that may entail extensive documentation requests, cooperation with which may require significant time and resources, and may result in identification of overpayments that may need to be refunded. The commercial success of our products in both domestic and international markets will substantially depend on whether timely and comprehensive third-party reimbursement is widely available for individuals that use them.
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
In addition, the change in presidential administration in 2025 has caused and may continue to cause shifts in health policy priorities, including potential impacts on Medicare coverage and reimbursement. As discussed above, the Bill included significant changes to federal Medicaid funding and ACA enrollment requirements, all of which are expected to result in decreased Medicaid reimbursement and loss of coverage for individuals under Medicaid and ACA plans. We are unable to predict what effect the current or any future healthcare reform will have on our business, or the effect these matters will have on our customers. Our dependence on the commercial success of our current CGM systems makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for our current CGM systems or any future products we may develop, people without coverage who have diabetes may not use our products. Furthermore, payors are increasingly basing reimbursement rates on factors such as prior approvals and the effectiveness of the product, clinical outcomes associated with the product, and any factors that negatively impact the effectiveness or clinical outcomes (or cause a perception of any such negative impact), such as the results of a clinical trial, a product defect, or a product recall, which could negatively impact the reimbursement rate. Also, the trends toward managed healthcare in the United States, which we expect to continue, and legislative efforts intended to reduce the cost of government insurance programs could significantly influence the purchase of healthcare services and products and may result in lower prices for our products or the exclusion of our products from reimbursement programs.
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
In the ordinary course of business, we enter into collaborative arrangements with third parties to expand into new markets, including with insulin device manufacturers to integrate our CGM technology into the third parties’ insulin delivery systems. We have also entered into collaborations with several organizations that are currently using, or are developing, programs for the treatment of Type 2 diabetes that utilize our current CGM systems. As a result of these relationships, our operating results depend, to some extent, on the ability of our partners to successfully commercialize their insulin delivery systems or monitoring products. Any factors that may limit our partners’ ability to achieve widespread adoption of their systems, including competitive pressures, technological breakthroughs for the treatment or prevention of diabetes, adverse regulatory or legal actions relating to insulin pump products, or changes in reimbursement rates or policies of third-party payors relating to insulin pumps or similar products, could have an adverse impact on our operating results.
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
Notwithstanding our prior experience in marketing and selling our products, we might be unable to successfully expand the commercialization of our existing products or begin commercialization of our next-generation CGM systems on a wide-scale for a number of reasons, including the following:
•our G6 and G7 systems prompt the user to replace the sensor no later than the tenth day, and our G7 15 Day prompts the user to replace the sensor no later than the fifteenth day, which might make it expensive for users;
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
•loss or reduction of insurance coverage for individuals, resulting in higher cost obligations for users with respect to their purchase of our products;
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
In addition to the risks outlined above, our CGMs are more invasive than many other self-monitored glucose testing systems, including single-point finger stick devices, and people with diabetes and those seeking to optimize metabolic health may be unwilling to insert a sensor in their body, especially for those with diabetes if their current diabetes management involves no more than two finger sticks per day. Moreover, people with diabetes and those seeking to optimize metabolic health may not perceive the benefits of CGM and people with diabetes may be unwilling to change their current treatment regimens. Health care professionals may not recommend or prescribe our products unless and until (i) there is more long-term clinical evidence to convince them to alter their existing treatment methods, (ii) there are additional recommendations from prominent physicians that our products are effective in monitoring glucose levels, (iii) reimbursement or insurance coverage is more widely available, and (iv) patient out of pocket cost decreases. In addition, market acceptance of our products internationally by health care professionals and people with diabetes and those seeking to optimize metabolic health will largely depend on our ability to demonstrate their relative safety, effectiveness, reliability, cost-effectiveness and ease of use. If we are unable to do so, we may not be able to generate product revenue from our international sales efforts. We cannot predict when, if ever, healthcare professionals, including physicians, and people with diabetes and those seeking to optimize metabolic health may adopt more widespread use of CGM systems, including our systems. We are also aware of the increasing use of GLP-1 products for the treatment of obesity and Type 2 diabetes. While we believe that GLP-1s are a companion product and used in conjunction with our CGM systems, these treatments could potentially compete with our CGM systems and reduce sales of our products.
We are also aware of companies outside the traditional medical device sector that are attempting to develop competitive products and services, including for the general health and wellness, or population health space. Some of the companies developing or marketing competing devices are large and well-known publicly traded companies. Such competitors may benefit from guidance issued on January 6, 2026 by the FDA’s Center for Devices and Radiological Health that effectively broadens the range of products that may be considered “general wellness devices,” including wearables that provide readings around bodily functions and vital signs such as heart rate, blood pressure, and blood glucose.
If our CGM systems do not achieve and maintain an adequate level of acceptance by people with diabetes, those seeking to optimize metabolic health, healthcare professionals, including physicians, and third-party payors, our future revenue may be reduced and our business may be harmed.

Risks Related to Manufacturing, Commercial Operations and Commercialization
If we or our suppliers or distributors fail to comply with ongoing regulatory requirements, including responding to the FDA warning letter, or if we have unanticipated problems with our products, the products could be subject to restrictions or withdrawal from the market.
Any products for which we obtain marketing approval, clearance or authorization (and the activities related to its production, distribution, and promotion, sale, and marketing) are subject to continual review and periodic inspections by the FDA and other regulatory bodies, which may include inspection of our manufacturing processes, complaint handling and adverse event reporting, post-approval clinical data and promotional activities for such product. The FDA’s medical device reporting regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury.
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
We and certain of our suppliers are also required to comply with the FDA’s Quality System Regulation, or QSR, which as stated above is being superseded by the new QSMR, and other regulations which cover the methods and documentation of the design, testing, production, control, selection and oversight of suppliers or contractors, quality assurance, labeling, packaging, storage, complaint handling, shipping and servicing of our products. The FDA may enforce the QSR and in the future the QMSR through announced (through prior notification) or unannounced inspections, such as the inspections described below.
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
•injunctions; and
•criminal prosecution.
From time to time, the FDA conducts inspections of our facilities and may issue Form 483 findings related to our operations and may issue warning letters or take other administrative or enforcement actions asserting noncompliance with FDA laws and regulations. In March 2025, we received an FDA warning letter following inspections of our facilities in San Diego, California, and Mesa, Arizona. In the warning letter, the FDA cited deficiencies in the response letters sent by us to the FDA following the Form 483, List of Investigational Observations that was delivered to us in connection with the inspection of our San Diego, California facility that occurred from October 2024 through November 2024, and the inspection of our Mesa, Arizona facility that occurred in June 2024. The warning letter describes observed non-conformities in manufacturing processes and our quality management system. We take the matters identified in the warning letter seriously and have submitted responses to the Form 483 and to the FDA warning letter. While the warning letter does not restrict our ability to produce, market, manufacture or distribute products, require recall of any products, nor restrict our ability to seek FDA 510(k) clearance of new products, we may fail to satisfy these regulatory requirements to the FDA’s satisfaction, and any failure to do so could result in the foregoing occurring.
While we intend to undertake certain corrective actions and provide regular updates to the FDA in order to meet the requirements set forth by FDA in the warning letter, we cannot give any assurances that the FDA will be satisfied with our response or as to the date we expect to resolve the matters included in the FDA warning letter. Until the issues cited in the warning letter are resolved to the FDA’s satisfaction, additional legal or regulatory action may be taken without further notice, including as described above.
The potential effect of the warning letter and these other events can in some cases be difficult to quantify and could harm our reputation and cause our product sales and profitability to suffer. In addition, we believe events that could be classified as reportable events pursuant to FDA medical device reporting regulations are generally underreported by physicians and users, and any underlying problems could be of a larger magnitude than suggested by the number or types of FDA medical device reports filed by us. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements.
If we obtain regulatory approval to market and sell a product, the FDA or a foreign regulatory authority may still impose significant restrictions on the indicated uses or how the product may be marketed, or may contain requirements for costly post-marketing testing or surveillance to monitor the safety or effectiveness of the product. Later discovery of previously unknown problems with our products, including software bugs, unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as the QSR which as stated above is being superseded by the new QSMR, FDA medical device reporting, or other post-market requirements may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls (through corrections or removals), fines, suspension of regulatory approvals, product seizures, injunctions, the imposition of civil or criminal penalties, or criminal prosecution. In addition, our distributors have rights to create marketing materials for their sales of our products, and may not adhere to contractual, legal or regulatory limitations that are imposed on their marketing efforts.
Notably, the new bidding system for Medicare competitive bidding will contain a “country of origin” question to obtain information about where products are manufactured. It is unclear how CMS intends to use this information and what impact this could have, if any, on our offshore manufacturing activities.
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

We have experienced manufacturing and inventory challenges for G7 in the past that resulted in disruptions in our ability to supply certain markets, including in the U.S. and other countries. If we fail to produce a sufficient amount of our products, our ability to supply our markets will be compromised and health care providers and people with diabetes’ decisions to use our products may be negatively impacted. This could lead to loss of sales of and revenues from our products, could potentially decrease our market share, and/or our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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
In 2023, we completed the initial phase of construction of our new facility in Malaysia and commenced commercial manufacturing. We are also building a new facility in Ireland to scale up manufacturing capacity. There are technical challenges to increasing manufacturing capacity, including equipment design, automation, validation and installation, contractor issues and delays, licensing and permitting delays or rejections, materials procurement, manufacturing site expansion, problems with production yields and quality control and assurance. Continuing to develop commercial-scale manufacturing facilities will require the investment of substantial additional funds and the hiring and retention of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience. Delays in the launch of next-generation products may result in unanticipated continuing increases in demand for current-generation products (to substitute for the unavailability of the next-generation products) which, if not adequately prepared for, may result in deficits in our ability to produce adequate amounts of the prior-generation products to meet demand at appropriate prices.
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
Additionally, the majority of our manufacturing operations are conducted at facilities located in Mesa, Arizona, and Malaysia and limited manufacturing operations in San Diego, California. We take precautions to safeguard our facilities, which include manufacturing protocols, insurance, health and safety protocols, and off-site storage of data. However, a natural or man-made disaster, such as fire, flood, earthquake, act of terrorism, cyber-attack or other disruptive event, such as a public health emergency, could cause substantial delays in our operations, damage, destroy or limit our manufacturing equipment, inventory, or records and cause us to incur additional expenses. Earthquakes are of particular significance since our headquarters and limited manufacturing facilities in California are located in an earthquake-prone area. Wildfires are also increasingly common in southern California and present risk to our headquarters and limited manufacturing operations in San Diego, California. Our Arizona facility may confront water supply issues resulting from the ongoing drought in the Western United States and our Malaysia facility may confront issues related to its construction on a reclaimed wetland and the political stability of the Malaysia government. In the event our existing manufacturing facilities or equipment are affected by man-made or natural disasters, we may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business. The insurance we maintain against fires, floods, earthquakes and other natural disasters and similar events may not be adequate to cover our losses in any particular case.
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
We also require the suppliers, service providers and business partners of components or services for our products and related services to comply with law and certain of our policies regarding sourcing practices, but we do not control them or their practices. If any supplier, service provider or business partner violates laws or implements unethical practices, there could be disruptions to our supply chain, cancellation of our orders, or a termination of the relationship with the partner or damage to our reputation, and the FDA or other regulators could seek to hold us responsible for such violations.
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
Certain of our distribution agreements generated 10% or more of our total revenue during the twelve months ended December 31, 2025. We cannot guarantee that these relationships will continue or that we will be able to maintain this volume of sales from these relationships in the future. A substantial decrease or loss of these sales could have a material adverse effect on our financial results and operating performance.
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
In selling our G6, G7, G7 15 Day, Dexcom One and Dexcom ONE+, we compete directly with the Diabetes Care division of Abbott Laboratories; Medtronic (MiniMed); Roche Diabetes Care, a division of Roche Diagnostics; privately-held LifeScan, Inc.; Ascensia Diabetes Care; and other smaller market entrants, each of which manufactures and markets products for the single-point finger stick device market. In selling Stelo, we compete directly with the Diabetes Care division of Abbott Laboratories. Collectively with us, these companies currently account for the majority of the worldwide sales of self-monitored glucose testing systems. We are also aware of emerging competitors primarily located in China.
Our competitors manufacturing adjunctive CGMs have also recognized expanded Medicare coverage of their CGM devices and supplies following CMS’ December 2021 final rule expanding the classification of DME under Medicare Parts B & C to include adjunctive CGMs. These devices now directly compete with our CGM products in the Medicare market.
Several companies are developing and/or commercializing products for continuous or periodic monitoring of glucose levels in the interstitial fluid under the skin that compete directly with our products. We have competed with Abbott for several years and their Libre family of CGM products. Medtronic (MiniMed) markets and sells a standalone glucose monitoring product called Guardian Connect, both internationally and in the United States, and a disposable CGM system called Simplera in the U.S. and international markets.
Medtronic (MiniMed) and other third parties have developed or are developing insulin pumps integrated with CGM systems that provide, among other things, the ability to suspend insulin administration while the user’s glucose levels are low and to automate basal and bolus insulin dosing. Likewise, Abbott Diabetes Care has received FDA clearance to integrate certain versions of their Libre sensors into automated insulin delivery systems and is pursuing such integrations with third-party insulin delivery devices.

We are also aware of companies outside the traditional medical device sector that are attempting to develop competitive products and services, including for general health and wellness, or population health. Such competitors may benefit from guidance issued on January 6, 2026 by the FDA’s Center for Devices and Radiological Health that effectively broadens the range of products that may be considered “general wellness devices,” including wearables that provide readings around bodily functions and vital signs such as heart rate, blood pressure, and blood glucose. We are also aware of the increasing use of GLP-1 products for the treatment of obesity and Type 2 diabetes. While we believe that GLP-1s are a companion product and used in conjunction with our CGM systems, these treatments could potentially compete with our CGM systems and reduce sales of our products.
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
Our operations in countries outside the United States, which accounted for approximately 28% of our revenue for the twelve months ended December 31, 2025, are accompanied by certain financial and other risks. In addition to our offices with manufacturing and administrative and operations in countries throughout the world, we intend to continue to pursue growth opportunities in sales outside the United States, especially in Asia and Europe. Additionally, we may increase our use of administrative and support functions from locations outside the United States. These business activities could expose us to greater risks associated with our sales and operations.
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
Moreover, the tax laws in which we and our subsidiaries do business could change on a prospective or retroactive basis, and any such changes could adversely affect our business and financial condition. We have a significant presence in the EU, as well as significant sales in the EU, such that any changes in tax laws in the EU could impact our business. The overall impact of such legislation in EU member states is uncertain, and our business and financial condition could be adversely affected by any laws impacting our tax rate.
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
Following a 2016 referendum of voters in the United Kingdom, or the U.K., to exit from the EU, or the E.U., the U.K. left the E.U. on January 31, 2020, which began a transition period that ended on December 31, 2020. In December 2020, the U.K. and E.U. agreed on a trade and cooperation agreement that was ratified by the parties in May 2021. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the trade and cooperation agreement or otherwise, could prevent us from marketing our CGM systems in the U.K. and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. Under the trade and cooperation agreement, U.K. service suppliers no longer benefit from automatic access to the entire EU single market, U.K. goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the U.K. and the EU Depending on the application of the terms of the trade and cooperation agreement, we could face new regulatory costs and challenges which could have a material adverse effect on our business, results of operations, or financial condition.
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
We are subject to a number of international, federal and state laws and regulations protecting the use, disclosure, and confidentiality of certain patient and consumer health and personal information, including patient records, and restricting the use and disclosure of that protected information, including state breach notification laws. Some of these laws include the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, the EU’s General Data Protection Regulation, or GDPR, the UK Data Protection Act and the UK GDPR, the California Consumer Privacy Act as amended, or CCPA, and the Washington My Health My Data Act, among others. Various U.S. state laws and regulations may also require us to notify affected individuals and state regulators in the event of a data breach involving personal information. Penalties for failure to adequately protect personal information, notify as required, or provide timely notice vary by jurisdiction. In the United States, most state data breach notification laws consider violations to be unfair or deceptive trade practices and give the relevant state attorneys general (“AGs”) the authority to levy fines or bring enforcement actions. Such AG investigations—which are often time-consuming, expensive, and burdensome—could lead to a resolution agreement, whereby certain obligations are performed and reports are made to the AG for a period of time, and/or civil penalties. Class action lawsuits against companies which experience a data breach involving personal information are also common. Additionally, the SEC and many jurisdictions have enacted or may enact laws and regulations requiring companies to disclose or otherwise provide notifications regarding data security breaches. For example, the SEC has adopted cybersecurity risk management and disclosure rules, which require the disclosure of information pertaining to cybersecurity incidents and cybersecurity risk management, strategy, and governance.
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
Additional data protection laws exist at the state level as well. California enacted the CCPA, which came into effect January 1, 2020, was amended and expanded by the California Privacy Rights Act (the “CPRA”), which came into effect January 1, 2023. The CCPA, among other things, creates data privacy obligations for covered companies and provide privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. In addition, other states have enacted, or may enact, similar legislation. The effects of the CCPA and other state privacy laws are significant and have required us to modify our data processing practices, and may cause us to incur substantial costs and expenses to comply, particularly given our base of operations in California. There are also a number of other legislative proposals worldwide, including in the United States at both the federal and state level, that could impose additional and potentially conflicting obligations in areas affecting our business. We expect to incur additional costs to ensure that our data privacy and security policies, procedures, and activities comply with applicable and evolving legal requirements.

We are also subject to laws and regulations in international countries covering data privacy and other protection of health and employee information that may be more onerous than corresponding U.S. laws, including in particular the laws of Europe.
For instance, in the EU, increasingly stringent data protection and privacy rules that have and will continue to have substantial impact on the use of patient data across the healthcare industry became effective in May 2018. The GDPR applies across the EU and European Economic Area and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. Fines under GDPR can be up to 20 million euros, or up to 4% of the company’s total global turnover of the preceding fiscal year, whichever is higher. The GDPR also requires companies processing personal data of individuals residing in the EU and European Economic Area to comply with EU privacy and data protection rules in certain circumstances, even if the company itself does not have a physical presence in the EU. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities. Due to the strong consumer protection aspects of the GDPR, companies subject to its purview are allocating substantial legal costs to the development and maintenance of necessary policies and procedures and overall compliance efforts. Data transfer risk remains a potential issue as certain Data Protection Authorities continue to raise concerns about the transfer of data to the United States. Though a new framework to permit cross-border transfers - the EU-US Data Privacy Framework - came into effect in 2023, it may be challenged as well. We expect continued costs associated with maintaining compliance with GDPR into the future, and these provisions as interpreted by EU agencies and authorities could negatively impact our business, financial condition and results of operations.
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
Moreover, we are subject to various operational, compliance, and reputational risks associated with our adoption and utilization of AI technologies, including inaccurate or unpredictable outputs, such as errors or hallucinations, that may impair decision‑making, disrupt operations, or expose sensitive information. Integrating AI into our systems may also expand our cybersecurity attack surface, increasing exposure to data breaches, loss of intellectual property, or inadvertent disclosure of confidential data. Although we have taken steps intended to mitigate risks related to our use of AI, there can be no assurance that our use of AI will yield the anticipated benefits or that we will be able to effectively mitigate the associated risks. Externally, the rapid adoption of AI by competitors and malicious actors heightens risks as threat actors leverage AI to execute more sophisticated cyberattacks and social‑engineering campaigns, while competitor use of AI may accelerate innovation cycles and intensify competitive pressures. Any of these events could have a material adverse effect on our business, financial condition and results of operations.
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
As part of our commitment to technological advancement, we have incorporated and will continue to explore and implement AI-enabled functions into our products and services. We continue to explore how best to leverage and harness the efficiency and innovation of AI-enabled and AI-empowered technology. In our deployment of AI, we strive to continually assess its performance and continue to make improvements. AI laws and regulations have proliferated in the U.S. and globally in recent years, including in 2024. In 2024, there were 60 AI-related regulations at the U.S. federal and state levels, up from just one in 2016. In 2024 alone, the total number of AI-related regulations in the U.S. grew by 140%. On January 10, 2025, HHS released its AI Strategic Plan which largely focuses on promoting trustworthy AI through the FAVES framework (Fair, Appropriate, Valid, Effective, Safe). Among other adopted requirements, the EU AI Act went into effect on August 1, 2024, which sets requirements for developers (providers) and deployers of AI systems based on a risk approach and extends its reach to those developers of AI outside of the EU where the AI product or output is used in the EU. AI regulation is continually evolving at the federal, state and international level and will continue to require financial and resource investment by us to ensure that AI tools are safe and effective, operate in a non-discriminatory manner, and comply with applicable legal and regulatory requirements.
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
In March 2018, via the de novo process, the FDA classified the G6 and substantially equivalent devices of this generic type (i.e., “integrated continuous glucose monitoring systems” or “iCGMs”) into Class II, meaning that going forward products of this generic type may utilize the 510(k) pathway. Since then we have received 510(k) clearances for modifications to the G6 and approval for G7 and G7 15 Day. In 2024, the FDA cleared Stelo as an over-the-counter biosensor designed for adults with prediabetes and Type 2 diabetes who do not use insulin.
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
The ACA imposes certain stringent compliance, recordkeeping, and reporting requirements on companies in various sectors of the life sciences industry, and enhanced penalties for non-compliance. Despite the ACA going into effect over a decade ago, there have been numerous legal and Congressional challenges to the law’s provisions and the effect of certain provisions have made compliance costly. With the presidential administration and as otherwise described in these Risk Factors, we expect material changes in health policy, enforcement initiatives, and coverage and reimbursement for health care items and services. As such, our costs to monitor these changes and respond to new requirements will increase.
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
We have been involved in various patent infringement actions in the past and in 2024, we entered into a settlement and license agreement with Abbott to settle all pending patent infringement legal proceedings brought by Abbott against us. We granted Abbott and its affiliates, and Abbott and its affiliates granted us and our affiliates, a worldwide, royalty-free, non-exclusive, fully paid-up license to certain patents and patent applications relating to analyte sensing, including to all the patents asserted in the settled litigation. As part of the agreement, each party, on behalf of itself and its affiliates, also entered into a covenant not to sue until December 20, 2034, and agreed on behalf of themselves and their affiliates to refrain from challenging the patents and patent applications licensed under the settlement agreement for periods of time which vary depending on the relevant patents or patent applications.
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
Despite our efforts to safeguard our unpatented and unregistered intellectual property rights, we may not succeed in doing so or the steps taken by us in this regard may not be adequate to detect or deter misappropriation of our technology or to prevent an unauthorized third-party from copying or otherwise obtaining and using our products, technology or other information that we regard as proprietary. In addition, third parties may be able to design around our patents. Furthermore, the laws of international countries may not protect our proprietary rights to the same extent as the laws of the United States.

Litigation Risks
We face the risk of product liability claims and may be subject to damages, fines, penalties and injunctions, among other things.
Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse (including system hacking or other unauthorized access by third parties to our systems) or malfunction of, or design flaws in, our products. This liability may vary based on the FDA classification associated with our devices. Notably, the classification of our G6, G7 and G7 15 Day systems as Class II medical devices is likely to weaken our ability to rely on federal preemption of state law claims that assert liability against us for harms arising from use of those systems. We may be subject to product liability claims if our products cause, or merely appear to have caused, an injury. Claims may be made by customers, healthcare providers or others selling our products. The risk of product liability claims may increase given that G6, G7 and G7 15 Day do not require confirmatory finger sticks when making treatment decisions or finger stick tests each day for calibration, although it does require finger stick tests when symptoms do not match readings and when readings are unavailable. The risk of claims may also increase if our products are subject to a product recall or seizure. As an example of the difficulty of complying with the regulatory requirements associated with the manufacture of our products, we issued notifications to our customers regarding the audible alarms and alerts associated with our receivers.
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
We are not actively promoting our G6, G7 or G7 15 Day systems for inpatient use, but if we supply them to such facilities in the future, this supply could present an increased risk of product liability claims and associated damages should an adverse event occur. Given that the G6, G7 and G7 15 Day systems have not yet been fully evaluated or tested (by us or by the FDA) to the extent that would be required in standard circumstances for product development and marketing authorization, there could be unknown or unanticipated risks presented by use in this environment.
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
We depend to a significant degree on our senior management, especially Jake Leach, our President and Chief Executive Officer. Our success will depend on our ability to retain our senior management and to attract and retain qualified personnel in the future, including salespersons, scientists, clinicians, engineers and other highly skilled personnel. Competition for senior management personnel, as well as salespersons, scientists, clinicians and engineers, is intense and we may not be able to retain our personnel. The loss of the services of members of our senior management, scientists, clinicians or engineers could prevent the implementation and completion of our objectives, including the commercialization of our current products and the development and introduction of additional products. The loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement.
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
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercialization of our products, including growth of our manufacturing capacity, on research and development, and conducting clinical trials for our future products. Although we raised substantial net proceeds through the private sale of our convertible notes, we could require funds to continue the commercialization of our current products and to develop and commercialize future products or pursue other strategic initiatives. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we may need will depend on many factors, including:
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
There is growing pressure in many jurisdictions, including the United States, and from multinational organizations such as the OECD and the EU to amend existing international tax rules in order to render them more responsive to current global business practices. For example, the OECD has published a package of measures for reform of the international tax rules as a product of its BEPS initiative, which was endorsed by the G20 finance ministers. Many of the initiatives in the BEPS package require amendments to the domestic tax legislation of various jurisdictions. Separately, the EU is asserting that a number of country-specific favorable tax regimes and rulings in certain member states may violate, or have violated, EU law, and may require rebates of some or all of the associated tax benefits to be paid by benefited taxpayers in particular cases. In 2016, the EU adopted the “Anti-Tax Avoidance Directive,” which requires EU member states to implement measures to prohibit tax avoidance practices. We have a significant presence in the EU, as well as significant sales in the EU, such that any changes in tax laws in the EU could impact our business. Our business and financial condition could be adversely affected by any laws impacting our tax rate.
In 2021, the OECD announced the OECD/G20 Inclusive Framework on BEPS which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy and released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a 15% minimum tax rate. Pillar Two became effective for tax years beginning on January 1, 2024 in many jurisdictions and the Undertaxed Profits Rule took effect on January 1, 2025 in most adopting countries. These changes, when enacted by various countries in which we do business, may increase our taxes in these countries. Changes to these and other areas in relation to international tax reform, including future actions taken by international governments, could increase uncertainty and may adversely affect our tax rate and cash flow in future years.
Our tax returns and other tax matters also are subject to examination by the U.S. Internal Revenue Service and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. We cannot guarantee the outcome of these examinations. If our effective tax rates were to increase, particularly in the United States, or in other countries implementing legislation to reform existing tax legislation or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our financial condition, operating results and cash flows could be adversely affected.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability.
Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state law provisions, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. Although the ownership changes we experienced in the past have not prevented us from using all NOLs and tax credits accumulated before such ownership changes, we could experience another ownership change that might limit our use of NOLs and tax credits in the future. In addition, realization of deferred tax assets, including net operating loss carryforwards, depends upon our future earnings in applicable tax jurisdictions. If we have insufficient future taxable income in the applicable tax jurisdiction for any reason, including any future corporate reorganization or restructuring activities, we may be limited in our ability to utilize some or all of our net operating losses to offset such income and reduce our tax liability in that jurisdiction. We utilized the majority of our remaining NOLs by the end of 2021, with the exception of the NOLs limited by Section 382 of the Internal Revenue Code of 1986. See Note 7 “Income Taxes” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
There is also a risk that due to regulatory changes or changes to federal or state law, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable either in whole or in part to offset future income tax liabilities. See Note 7 “Income Taxes” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Risks Related to Our Common Stock
Our stock price is highly volatile and investing in our stock involves a high degree of risk, which could result in substantial losses for investors.
Historically, the market price of our common stock, like the securities of many other medical products companies, fluctuates and could continue to be volatile in the future, especially as our business continues to grow and our business plan continues to evolve. From January 1, 2025 through December 31, 2025, the closing price of our common stock on the Nasdaq Global Select Market was as high as $90.75 per share and as low as $54.84 per share.
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
Securities class action litigation has often been brought against public companies that experience periods of volatility in the market prices of their securities. For example, we have pending securities class action litigation and derivative actions pending against us. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources, which could seriously harm our business.
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
The 2025 Share Repurchase Program could affect the price of our common stock and increase the volatility thereof. Price volatility may cause the average price at which we repurchase our common stock in a given period to exceed the stock’s price at a given point in time. There can be no assurance that the timeframe for repurchases under our 2025 Share Repurchase Program or that any repurchases conducted thereunder will have a positive impact on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease share repurchases under the 2025 Share Repurchase Program include, among others, unfavorable market conditions; the market price of our common stock; the nature of other investment or strategic opportunities presented to us from time to time; our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to repurchase shares under the 2025 Share Repurchase Program; and the availability of funds necessary to fulfill such repurchases. As of December 31, 2025, we have repurchased 7.7 million shares of our common stock for $500.0 million under the 2025 Share Repurchase Program.

Risks Related to Our Debt
Increasing our financial leverage could affect our operations and profitability.
In June 2023, we entered into the First Amendment to our Second Amended and Restated Credit Agreement, or the Amended Credit Agreement, with JPMorgan Chase and other syndicate lenders, which amended and restated the credit agreement, or the Credit Agreement, we had previously entered into in December 2018 and amended in May 2020 and October 2021, respectively. The Amended Credit Agreement is a five-year $200.0 million revolving credit facility, or the Credit Facility. As of December 31, 2025, we had no outstanding borrowings, $7.9 million in outstanding letters of credit, and a total available balance of $192.1 million under the Amended Credit Agreement.
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
The Amended Credit Agreement imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. As of December 31, 2025, we were in compliance with the covenants imposed by the Amended Credit Agreement. If we violate these or any other covenants, any outstanding amounts under the Amended Credit Agreement could become due and payable prior to their stated maturity dates, each lender could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
We have indebtedness in the form of convertible senior notes, which could adversely affect our financial health and our ability to respond to changes in our business.
In May 2023, we completed an offering of approximately $1.25 billion aggregate principal amount of 0.375% unsecured senior convertible notes due 2028, or the Notes or the 2028 Notes, which offering we refer to as the Notes Offering. As a result of the Notes Offering, we incurred $1.25 billion principal amount of indebtedness, the principal amount of which we may be required to pay at maturity.
Holders of the Notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change (as defined in the indenture for the Notes) at a purchase price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any. In addition, the indenture for the Notes provides that we are required to repay amounts due under the indenture in the event that there is an event of default for the Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity date for the Notes. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.
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
In addition, our ability to purchase the Notes or repay prior to maturity any accelerated amounts under the Notes upon an event of default or pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness outstanding at the time, including our Credit Facility. Under our Credit Facility, we are only permitted to use cash to purchase the Notes or repay prior to maturity any accelerated amounts under the Notes if we meet certain conditions that are defined under the Credit Agreement. We may not meet these conditions in the future. Our failure to repurchase Notes at a time when the repurchase is required by the indenture (whether upon a fundamental change or otherwise under each indenture) or pay cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness, including our Credit Facility. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness, repurchase the Notes or make cash payments upon conversions thereof.

We may still incur substantially more debt or take other actions which would intensify the risks discussed above.
We may incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt, or taking a number of other actions that are not limited by the terms of the indenture governing the convertible senior notes that could have the effect of diminishing our ability to make payments on the Notes when due.
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
Our Amended Credit Agreement contains restrictive covenants relating to our capital raising activities and other financial and operational matters which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, our Amended Credit Agreement and the agreements governing the Notes each contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $50.0 million that causes such indebtedness to become due prior to its scheduled maturity date would cause a cross-default under the indenture governing the Notes. In addition, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $25.0 million that causes such indebtedness to become due prior to its scheduled maturity date would cause a default under our Amended Credit Agreement. The occurrence of a default under any of these borrowing arrangements would permit the holders of the Notes or the lenders under our Amended Credit Agreement to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the Note holders or the trustee under the indenture governing the Notes or the lenders under our Amended Credit Agreement accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.
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
Increasingly, regulators, customers, investors, employees and other stakeholders are focusing on sustainability matters relating to businesses, including climate change and greenhouse gas emissions, human and civil rights, and diversity, equity and inclusion. These changing rules, regulations and stakeholder expectations may differ and conflict, and have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Collecting, measuring and reporting sustainability-related data and information is subject to evolving reporting standards, including state climate-related reporting requirements, the EU’s environmental, social and governance-related disclosure requirements set forth in the Corporate Sustainability Reporting Directive, and similar proposals by other international regulatory bodies. We are also subject to reporting requirements in California covering disclosure of greenhouse gas emissions data, climate-related financial risks and opportunities, and details around emissions-related claims and carbon offsets, if applicable. If our sustainability-related data, information, processes or reporting are incomplete or inaccurate, it could result in adverse regulatory consequences and/or our reputation, business, financial performance and growth could be adversely affected.
Further, a number of governments are considering due diligence procedures to ensure strict compliance with environmental, labor, and government regulations. For example, the EU has proposed broad due diligence reporting requirements for all industries operating within Europe. In addition, a number of our upstream and downstream stakeholders in our value chain have adopted, or may adopt, procurement policies that include sustainability provisions that their business partners must comply with, or they may seek to include such provisions in their terms and conditions. An increasing number of participants in the medical device industry are also joining voluntary sustainability groups or organizations, such as the Responsible Business Alliance. These sustainability regulations, provisions and initiatives are subject to change, can be unpredictable and conflicting, and may be difficult, expensive and time consuming for us to comply with, given the complexity of our value chain and the outsourced manufacturing of certain components of our products. If we are unable to comply, or are unable to cause our upstream and downstream stakeholders to comply, with such regulations, policies or provisions, it may impact our ability to do business, or otherwise present barriers to entry, which could harm our reputation, revenue and results of operations.
Our business could be negatively impacted by evolving expectations and challenges relating to implementing sustainability (including environmental, social and governance) initiatives, setting sustainability-related goals, collecting sustainability-related data, and disclosing sustainability-related information.
We may communicate certain initiatives and may communicate goals regarding sustainability-related matters (including environmental, social and governance) in our SEC filings or in other public disclosures. These sustainability-related initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our sustainability-related initiatives and any sustainability-related goals, and progress against future sustainability-related goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change and audit in the future based on evolving standards, frameworks, and regulations. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our sustainability-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to any sustainability-related goals on a timely basis, or at all, we could experience adverse regulatory consequences and/or our reputation, business, financial performance and growth could be adversely affected.
Climate change may have an adverse impact on our business.
While we seek to partner with organizations that mitigate their business risks associated with climate change, we recognize that there are inherent risks related to climate change wherever business is conducted. Ensuring business resiliency through mitigating climate-related risks in the communities where we conduct our business is a priority, whether for our offices or for our stakeholders. Our manufacturing sites in Ireland, Arizona and Malaysia and our global operations, including California and the Philippines, are vulnerable to climate change effects. For example, in California and Arizona, increasing intensity of droughts throughout the states and annual periods of wildfire danger increase the probability of planned and unplanned power outages in the communities where we work and live. While this danger has a low-assessed risk of disrupting normal business operations, it has the potential impact on employees’ abilities to commute to work or to work from home and stay connected effectively. Climate-related events, including the increasing frequency of extreme weather events and their impact on the U.S., the Philippines, Malaysia, Ireland and other major regions’ critical infrastructure, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers, and may cause us to experience higher attrition, losses, and additional costs to maintain or resume operations.
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

ITEM 1B - UNRESOLVED STAFF COMMENTS
None.

ITEM 1C - CYBERSECURITY
Risk Management and Strategy
We have processes in place for assessing, identifying, and managing material risks from cybersecurity threats, which are integrated into our overall enterprise risk management processes. The processes for assessing, identifying and managing material risks from cybersecurity threats, including threats associated with our use of third-party service providers and those that leverage artificial intelligence, include identifying the relevant assets that could be affected, determining possible threat sources and threat events, assessing threats based on their potential likelihood and impact, and identifying controls that are in place or necessary to manage and/or mitigate such risks.
We have established cybersecurity and privacy programs to maintain the confidentiality, integrity, availability, and privacy of protected information and ensure compliance with relevant security/privacy regulations, contractual requirements, and industry-standard frameworks. Our cybersecurity program includes annual review and assessment by external, independent third parties, who certify and report on these programs. For example, our Information Security Management System (ISMS) is certified as being in conformity with ISO/IEC 27001 by PRI Certification. We maintain cybersecurity and privacy policies and procedures in accordance with industry-standard control frameworks and applicable regulations, laws, and standards. All corporate cybersecurity policies are reviewed and approved by senior leadership at least annually as part of our ISMS.
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
Governance
Our Board of Directors, or the Board, is responsible for exercising oversight of management’s identification and management of, and planning for, risks from cybersecurity threats. While the full Board has overall responsibility for risk oversight, the Board has delegated oversight responsibility related to risks from cybersecurity threats to the Board’s Technology Committee. The Technology Committee reports to the Board as necessary with respect to its activities, including making such reports and recommendations to the Board and its other committees as necessary and appropriate and consistent with its purpose, described below.

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
Members of the Cybersecurity and Privacy Committee have broad ranges of expertise and experience in information technology and security. Our ISO, a co-chair of the committee, has over fifteen years of experience in the field of information security management, having previously led security operations and infrastructure and IT functions for a public university campus and a non-profit organization, and holds several licenses and certifications relating to information security, including a Certified Information Systems Security Manager (CISM) from the Information Systems Audit and Control Association (ISACA), a Certified Information Systems Security Professional (CISSP) from the International Information Security System Security Certification Consortium (ISC2) and several technical cybersecurity Global Information Assurance Certification (GIAC) from the SANS Institute. Our PSO, also a co-chair of the committee, has over twenty-five years of previous experience in cyber security architecture and cyber security management for a number of large Fortune 500 technology companies and holds several certifications including CISSP from the International Information Security System Security Certification Consortium, C-CISO from EC-Council, Numerous certifications from Microsoft, CISCO, Juniper, Checkpoint among others and has completed several advanced GIAC security classes from the SANS Institute.
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

ITEM 2 - PROPERTIES
We lease real property throughout the world to support our business, including manufacturing, research and development, sales, marketing and administration. We believe our facilities are suitable and adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. The following table sets forth the locations of our corporate headquarters and manufacturing facilities:

Location	Purpose
San Diego, California	Corporate headquarters, research and development, and manufacturing
Mesa, Arizona	Manufacturing
Penang, Malaysia	Manufacturing
Athenry, Ireland(1)	Manufacturing

(1) Our new manufacturing facility in Athenry, Ireland is under construction.
As of December 31, 2025, we had approximately 79,700 square feet of laboratory space and approximately 159,600 square feet of controlled environment rooms. See Note 5 “Leases and Other Commitments” to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information.

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
Securities Class Actions
Between August 21 and October 9, 2024, three substantially similar putative class action complaints were filed against us and certain of our executive officers in the United States District Court for the Southern District of California. On December 13, 2024, the court appointed lead plaintiff and consolidated the three actions (now captioned In re Dexcom, Inc. Class Action Securities Litigation, Lead Case No.: 24-cv-1485-RSH-VET). On January 27, 2025, lead plaintiff filed a consolidated complaint. The consolidated complaint alleges violations of the Exchange Act against us and certain of our current and former executive officers for allegedly making false and misleading statements between April 28, 2023 and July 25, 2024, with respect to our expected revenue for fiscal 2024 and ability to capitalize on our growth potential. On March 13, 2025, we filed a motion to dismiss the consolidated complaint. On May 14, 2025, the court granted the motion to dismiss with leave to amend. On May 28, 2025, lead plaintiff filed an amended consolidated complaint. On June 11, 2025, we filed a motion to dismiss the amended consolidated complaint. On September 9, 2025, the court granted in part and denied in part the motion to dismiss. On October 7, 2025, defendants answered the amended consolidated complaint. On October 10, 2025, defendants filed a motion for judgment on the pleadings as to the two surviving challenged statements. On January 7, 2026, the court granted defendants’ motion for judgment on the pleadings with leave to amend. On February 6, 2026, lead plaintiff filed a second amended consolidated complaint. Defendants’ deadline to respond to the second amended consolidated complaint is February 20, 2026.
On October 27, 2025, a putative class action complaint was filed against us and certain of our executive officers in the United States District Court for the Southern District of New York (captioned Prime v. Dexcom, Inc., et al, Case No.: 1:25-cv-08912). The complaint alleges violations of the Exchange Act against us and certain of our executive officers for allegedly making false and misleading statements between July 26, 2024 and September 17, 2025, with respect to the accuracy, reliability, and functionality of our G7 device, as well as our enhancements to and manufacturing of the device. A lead plaintiff has been appointed and must file an amended complaint no later than April 10, 2026. Our deadline to respond to the amended complaint is June 9, 2026.

Derivative Actions
Between September 13 and April 14, 2025, three putative stockholders filed derivative lawsuits against us and certain of our current and former executive officers and directors in the United States District Court for the Southern District of California. The derivative complaints allege factual allegations largely tracking allegations made in the In re Dexcom, Inc. Securities Class Action Litigation and seek, among other things, damages and restitution to be paid to the Company by the individual defendants, punitive damages, and attorney’s fees and costs. These actions have been consolidated (captioned In Re: Dexcom, Inc. Stockholder Derivative Litigation, Lead Case No.: 24-cv-1645-RSH-VET), and are currently stayed pending a resolution of the anticipated motion to dismiss in the In re Dexcom, Inc. Securities Class Action Litigation.
On September 25, 2025, an additional derivative lawsuit was filed against us and certain of our current and former executive officers and directors in the Court of Chancery of the State of Delaware. The allegations largely track those made in the In re Dexcom, Inc. Securities Class Action Litigation and seek, among other things, damages and restitution to be paid to the Company by the individual defendants, punitive damages, and attorney’s fees and costs. This action This action is currently stayed pending a resolution of the anticipated motion to dismiss in the In re Dexcom, Inc. Securities Class Action Litigation.
G6 and G7 Class Action Litigation
Between September 29, 2025, and January 8, 2026, various plaintiffs, purported users of G6 or G7 devices, filed six overlapping putative class action complaints against us. Four of the complaints originally were filed and are pending in the United States District Court for the Southern District of California (Levens, et al. v. Dexcom, Inc., No. 3:25-cv-02565-BJC-BLM; Estravit v. Dexcom, Inc., No. 3:25-cv-02845-BJC-BLM; and Dalora v. Dexcom, Inc., No. 3:25-cv-03210-BJC-BLM; Dickinson, et al. v. Dexcom, Inc. Dickinson, et al. v. Dexcom, Inc., No. 3:26-cv-00102-BJC-BLM); one of the complaints originally was filed in United States District Court for the Central District of California, and subsequently transferred to the United States District Court for the Southern District of California (Grisoli, et al. v. Dexcom, Inc., No. 3:25-cv-03488-BJC-BLM); and one of the complaints was filed and is pending in the Superior Court of Los Angeles County, California (Chatelain v. Dexcom, Inc., No. 25STCV30722). Plaintiffs in all six actions allege they overpaid for G6 and/or G7 devices or components that were worth less than the purchase price because, among other reasons, G6 and/or G7 devices or components they purchased allegedly were adulterated or misbranded under federal law; G6 and/or G7 devices or components they purchased allegedly failed to perform as advertised; and because we allegedly misled patients and providers about the safety, accuracy, efficacy, and reliability of G6 and/or G7 devices or components. Plaintiffs in each action assert various state law consumer protection, express and implied warranty, common law, and Magnuson-Moss Warranty Act claims, and seek, among other things, damages for economic losses, restitution, disgorgement, injunctive relief, and attorneys’ fees and costs. Plaintiffs seek to represent nationwide classes and state-specific subclasses of individuals.
The five cases in the United States District Court for the Southern District of California have been deemed related cases and have been assigned to a single judge. On December 30, 2025, and January 5, 2026, plaintiffs filed motions to consolidate the four federal court cases, to appoint interim class counsel, and to establish a briefing schedule on competing motions to appoint interim class counsel. The Court has stayed all deadlines to respond to the complaints in four of the federal court actions (Levens, Estravit, Dalora, and Grisoli) pending the filing of a consolidated complaint. Our deadline to respond to the complaint in Dickinson currently is March 23, 2026.
In the putative class action pending in Los Angeles County Superior Court, our initial status conference is scheduled for February 23, 2026. The case is stayed until at least the February 23, 2026, status conference.
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
Stockholders
We had approximately 25 stockholders of record as of February 5, 2026. The number of beneficial owners of our common stock at that date was substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future.
Recent Sales of Unregistered Securities
All unregistered sales of equity securities have been previously disclosed in a Form 10-Q or a current report on Form 8-K for the fiscal year ended December 31, 2025.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In April 2025, our Board of Directors authorized and approved a share repurchase program of up to $750.0 million of our outstanding common stock, with a repurchase period ending no later than June 30, 2026 (the “2025 Share Repurchase Program”).
See Note 8 “Employee Benefit Plans and Stockholders’ Equity” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information about our share repurchases during the year ended December 31, 2025.
The following table provides information about purchases by us of our shares of common stock during the three months ended December 31, 2025:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced program(2)	Maximum dollar value of shares that may yet be purchased under the program (in millions)(2)
10/01/2025 - 10/31/2025	875,652	$58.64	875,652	$511.4
11/01/2025 - 11/30/2025	4,388,845	$59.56	4,388,845	$250.0
12/01/2025 - 12/31/2025	—	$—	—	$250.0

(1) Average price paid per share includes broker commissions.
(2) On May 1, 2025, we announced that our Board of Directors authorized and approved a share repurchase program of up to $750.0 million of our outstanding common stock, with a repurchase period ending no later than June 30, 2026.

Company Stock Price Performance
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total returns on the S&P Health Care Equipment Select Industry index and the S&P 500 index over the five-year period ended December 31, 2025. The graph assumes that $100 was invested in Dexcom common stock and in each of the other indices on December 31, 2020 and that all dividends were reinvested. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Dexcom’s common stock.
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

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
AMONG DEXCOM, INC., THE S&P 500, AND THE S&P HEALTH CARE EQUIPMENT

$250
$200
$150
$100
$50
Index Value
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Fiscal Year Ending
DexCom, Inc.
S&P 500
S&P Health Care Equipment

* $100 invested on December 31, 2020 in stock or index, including reinvestment of any dividends.

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

Overview

Who We Are

We are a medical device company primarily focused on the design, development and commercialization of CGM systems for the management of diabetes and metabolic health by patients, caregivers, and clinicians around the world.
We received approval from the FDA and commercialized our first product in 2006. We launched our latest generation systems, the G7 in 2023, and the G7 15 Day in late 2025. In August 2024, we launched Stelo, our biosensor designed for adults with prediabetes and Type 2 diabetes who do not use insulin, as the first over-the-counter glucose biosensor in the U.S.
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
Pharmacy Rebates
We estimate pharmacy rebates based on contractual arrangements, estimates of products sold subject to rebate, known events or trends, and channel inventory data. Pharmacy rebates are the most significant component of variable consideration estimates included in the calculation of the transaction price and most at risk for material adjustment because of the time delay between the recording of the pharmacy rebate and its ultimate settlement, an interval that generally ranges from 30 to 90 days, but can last up to one year. Due to this time lag, in any given period, our adjustments to reflect actual amounts can incorporate changes of estimates related to prior periods.
Historically, adjustments to these estimates to reflect actual results or updated expectations, have not been material to our overall business and generally have been less than 1% of revenue. An increase or decrease of 1% in our estimate of products sold subject to rebate during 2025, holding all other assumptions constant, would increase or decrease revenue by approximately $50.1 million.
Inventory Reserves
We assess the value of our inventory on a quarterly basis and write down inventories to the lower of their cost or net realizable value based on quality control data, obsolescence, or excess relative to our forecasted demand. Significant judgment is applied in evaluating quality control testing data, assessing whether non-conforming inventory can be remediated, reworked, or otherwise partially recovered, and in some cases, estimating our forecasted demand.
If actual market conditions are less favorable than our forecasts, or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs. Similarly, if remediation outcomes differ from our assumptions, additional adjustments may be necessary. Conversely, if actual conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period. At December 31, 2025, a 1% change in the inventory reserve expense recognized during the year would not have resulted in a material change in inventory and cost of goods sold.
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
Loss Contingencies
We are subject to certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. Significant judgment is required in the determination of the expected outcome (i.e., whether a potential loss is probable, reasonably possible, or remote), as well as in the determination of whether a potential exposure is reasonably estimable. We evaluate the nature of the claim, the stage of the proceedings, prior case outcomes, and input from legal counsel. We base our judgments on the best information available at the time and regularly reassess as new facts emerge.

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue, gross profit, operating income, net income, and operating cash flow.
Key Highlights for fiscal 2025 include the following:

Revenue	Gross Profit	Operating Income	Net Income	Operating Cash Flow
$4.66 billion	$2.80 billion	$911.8 million	$836.3 million	$1.44 billion
up 16% from 2024	up 15% from 2024	up 52.0% from 2024	up 45% from 2024	up 46% from 2024

We ended fiscal 2025 with cash, cash equivalents and short-term marketable securities totaling $2.00 billion.

Results of Operations

Financial Overview
For discussion related to the results of operations and changes in financial condition for fiscal 2024 compared to fiscal 2023 refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2024 Annual Report on Form 10-K, which was filed with the SEC on February 18, 2025.

Twelve Months Ended December 31, 2025 Compared to Twelve Months Ended December 31, 2024
	Twelve Months Ended December 31,				2025 - 2024
(In millions, except per share amounts)	2025	% of Revenue (1)	2024	% of Revenue (1)	$ Change	% Change
Revenue	$4,662.0	100.0%	$4,033.0	100.0%	$629.0	16%
Cost of sales	1,860.1	39.9%	1,594.8	39.5%	265.3	17%
Gross profit	2,801.9	60.1%	2,438.2	60.5%	363.7	15%
Operating expenses:
Research and development	599.1	13%	552.4	14%	46.7	8%
Selling, general and administrative	1,291.0	28%	1,285.8	32%	5.2	—%
Total operating expenses	1,890.1	41%	1,838.2	46%	51.9	3%
Operating income	911.8	20%	600.0	15%	311.8	52%
Other income, net	176.6	4%	109.0	3%	67.6	62%
Income before income taxes	1,088.4	23%	709.0	18%	379.4	54%
Income tax expense	252.1	5%	132.8	3%	119.3	90%
Net income	$836.3	18%	$576.2	14%	$260.1	45%

Basic net income per share	$2.14	**	$1.46	**	$0.68	47%
Diluted net income per share	$2.09	**	$1.42	**	$0.67	47%

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

Twelve Months Ended December 31, 2025 Compared to Twelve Months Ended December 31, 2024

	Twelve Months Ended December 31,
	2025			2024
(In millions)	United States	International	Total	United States	International	Total
Distributor	$3,195.7	$763.3	$3,959.0	$2,824.4	$605.7	$3,430.1
Direct	139.2	563.8	703.0	65.4	537.5	602.9
Total revenue	$3,334.9	$1,327.1	$4,662.0	$2,889.8	$1,143.2	$4,033.0

Twelve Months Ended December 31, 2025 Compared to Twelve Months Ended December 31, 2024

Revenue
The revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base. We added approximately 600,000 - 700,000 net customers, excluding Stelo customers, to our worldwide customer base in 2025. The increase was offset by pricing headwinds due to greater rebate eligibility and channel mix.

Cost of sales & Gross profit
Cost of sales and gross profit increased primarily due to an increase in sales volume driven by the addition of approximately 600,000 - 700,000 net customers, excluding Stelo customers, to our worldwide customer base in 2025.

The decrease in gross profit margin percentage in 2025 compared to 2024 was primarily driven by inefficiencies associated with ensuring supply availability, build configurations that lowered production yield, and total replacement costs.

Twelve Months Ended December 31, 2025 Compared to Twelve Months Ended December 31, 2024

Research and development expense
Research and development expense increased primarily due to $37.3 million in higher compensation and related costs.

We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.

Selling, general and administrative expense
Selling, general and administrative expense increased primarily due to $83.7 million in higher compensation and related costs, $9.1 million in higher software and data costs, offset by $87.2 million in lower legal expense primarily related to a patent infringement lawsuit that was settled in December 2024.

Other income, net
Other income, net, increased primarily due to $79.5 million in higher net gains on equity investments and $8.7 million in higher net foreign currency gains, offset by $21.5 million in lower interest and dividend income on our cash, cash equivalents, and marketable securities portfolio. The decrease in interest income was primarily related to a change in market interest rates, as well as a decrease in the average invested balances compared to the same period in 2024.

Income tax expense
The income tax expense recorded for the twelve months ended December 31, 2025 was primarily attributable to income tax expense from normal, recurring operations increased by shortfalls recognized for share-based compensation for employees, net of nondeductible executive compensation, offset by the tax benefit related to the commencement of our Malaysia tax holiday.

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

The increase in our effective tax rate for the twelve months ended December 31, 2025 compared to the same period in 2024 is primarily attributable to impacts of shortfalls on share-based compensation, a non-recurring benefit related to the Verily milestone payment during 2024, offset by the tax benefit related to the commencement of our Malaysia tax holiday.

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
A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in U.S. dollars. As we continue to expand our manufacturing sites in Ireland and Malaysia, we will be subject to additional foreign exchange currency risk. See “Foreign Currency Exchange Risk” in Part II, Item 7A of this Annual Report on Form 10-K for more information.

Main Sources of Liquidity
Cash, cash equivalents and short-term marketable securities
Our cash, cash equivalents and short-term marketable securities totaled $2.00 billion as of December 31, 2025. None of those funds were restricted and $1.66 billion (approximately 83%) of those funds were located in the United States.
Cash flows from Operations
For the twelve months ended December 31, 2025, we had positive cash flows of $1.44 billion from operating activities. We anticipate that we will continue to generate positive cash flows from operations for the foreseeable future.
Senior Convertible Notes
We received net proceeds of $1.23 billion in May 2023 from the 2028 Notes offering. We used $289.9 million of the net proceeds from the offering of the 2028 Notes to purchase capped call transactions and repurchase shares of our common stock in May 2023. We intend to use the remainder of the net proceeds for general corporate purposes and capital expenditures, including working capital needs. We may also use the net proceeds to expand our current business through in-licensing or acquisitions of, or investments in, other businesses, products or technologies; however, we do not have any significant commitments with respect to any such acquisitions or investments at this time.
In connection with the 2028 Notes offering, we purchased the 2028 Capped Calls. See Note 4 “Debt” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information about our senior convertible notes and the 2028 Capped Calls.
Amended Credit Agreement
As of December 31, 2025, we had no outstanding borrowings, $7.9 million in outstanding letters of credit, and a total available balance of $192.1 million under the Amended Credit Agreement. We monitor counterparty risk associated with the institutional lenders that are providing the Credit Facility. We currently believe that the Credit Facility will be available to us should we choose to borrow under it. Revolving loans will be available for general corporate purposes, including working capital and capital expenditures. See Note 4 “Debt” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information on the Amended Credit Agreement.
Short-term Liquidity Requirements
As of December 31, 2025, our short-term liquidity requirements primarily consist of regular operating costs, interest payments related to our 2028 Notes, capital expenditures for the development of our manufacturing facilities and office spaces, and short-term material cash requirements as described below. As of December 31, 2025, we had a working capital ratio of 1.88 and a quick ratio of 1.50, which indicates that our current assets are sufficient to cover our short-term liabilities. We expect to incur significant capital expenditures for the next year as we continue to invest in equipment and our manufacturing facilities.
We believe that our cash, cash equivalents, and marketable securities balances, projected cash contributions from our commercial operations, and borrowings under our Credit Facility will be sufficient to meet our anticipated seasonal working capital needs, all capital expenditure requirements, material cash requirements as described herein, and meet other liquidity requirements associated with our operations for at least the next 12 months. We may continue to use cash to repurchase shares of our common stock, including pursuant to the 2025 Share Repurchase Program, or for other strategic initiatives that strengthen our foundation for long-term growth.
Long-term Liquidity Requirements
Our long-term liquidity requirements primarily consist of interest and principal payments related to our 2028 Notes, capital expenditures for the development of our manufacturing facilities and office spaces, and long-term material cash requirements as described below. As of December 31, 2025, we had a debt-to-assets ratio of 0.20, which indicates that our total assets are sufficient to cover our debts. As demand grows for our products, we will continue to expand global operations to meet demand through investments in manufacturing and operations. We expect to meet our long-term liquidity requirements from our main sources of liquidity as described above to support our future operations, capital expenditures, acquisitions, and other liquidity requirements associated with our operations beyond the next 12 months.

As of December 31, 2025, we have outstanding senior convertible notes classified as long-term that will mature in May 2028. However, the outstanding principal of our senior convertible notes could be converted into cash and/or shares of our common stock prior to maturity once certain conditions are met. See Note 4 “Debt—Senior Convertible Notes” to the consolidated financial statements in Part II, Item 8 of this Annual Report for information on conversion rights prior to maturity.
Material Cash Requirements
From time to time in the ordinary course of business, we enter into a variety of purchase arrangements including but not limited to, purchase arrangements related to capital expenditures, components used in manufacturing, and research and development activities. See Note 5 “Leases and Other Commitments—Purchase Commitments” to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information.
Our obligations under the 2028 Notes include both principal and interest payments. Prior to the maturity of the 2028 Notes in May 2028, they may be converted into cash and/or shares of our common stock if certain conditions are met. Any conversion prior to maturity may result in repayment of the principal amounts due under the Notes sooner than the scheduled repayment.
As market conditions warrant, we may, from time to time, repurchase our outstanding debt securities or shares of our common stock, including pursuant to the 2025 Share Repurchase Program, in the open market, in privately negotiated transactions, by exchange transaction or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity and other factors and may be commenced or suspended at any time. The amounts involved and total consideration paid may be material. See Note 8 “Employee Benefit Plans and Stockholders’ Equity—Share Repurchase Program and Treasury Shares” to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information about our 2025 Share Repurchase Program.
See Note 4 “Debt” to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information about the terms of the Amended Credit Agreement, our senior convertible notes, and the 2028 Capped Calls.
We are party to various leasing arrangements, primarily for office, manufacturing and warehouse space that expire at various times through 2040, including any renewal options that we are reasonably certain to exercise. We also have land leases in Penang, Malaysia that expire in 2082 and Athenry, Ireland that expire in 3023 related to our international manufacturing facilities. We anticipate incurring significant expenditures related to the build-out of our manufacturing facilities and investment in equipment. See Note 5 “Leases and Other Commitments—Leases” to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information about our leases.

Cash Flows
As of December 31, 2025, we had $2.00 billion in cash, cash equivalents and short-term marketable securities, which is a decrease of $580.7 million compared to $2.58 billion as of December 31, 2024. The decrease in cash, cash equivalents and short-term marketable securities was primarily due to the repayment of our unsecured senior convertible notes due 2025, or 2025 Notes, upon maturity in November 2025.
The following tables set forth a summary of our cash flows and the primary changes in cash flows for the periods shown. See the consolidated financial statements in Part II, Item 8 of this Annual Report for the complete consolidated statements of cash flows for these periods:

	Twelve Months Ended December 31,
(In millions)	2025	2024	$ Change
Net cash provided by operating activities	$1,440.7	$989.5	$451.2
Net cash provided by (used in) investing activities	536.0	(207.5)	743.5
Net cash used in financing activities	(1,686.4)	(734.8)	(951.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	21.5	(7.4)	28.9
Increase in cash, cash equivalents and restricted cash	$311.8	$39.8	$272.0

Twelve Months Ended December 31, 2025 Compared to Twelve Months Ended December 31, 2024

Operating Cash Flows	$260.1 million increase in net income
$196.5 million increase in net non-cash adjustments primarily due to adjustments to deferred income taxes, partially offset by gains on equity investments

Investing Cash Flows	$670.0 million increase in net proceeds from marketable securities due to the management of our liquidity
$62.1 million decrease in purchases of non-marketable equity securities

Financing Cash Flows	$250.0 million decrease in cash used to repurchase our common stock
$1.21 billion increase in cash used upon the maturity of our 2025 Notes

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
Market Price Sensitive Instruments
The 2028 Capped Calls are expected generally to reduce potential dilution to our common stock upon conversion of the 2028 Notes and/or offset any cash payments that we are required to make in excess of the principal amount of converted 2028 Notes, with such reduction and/or offset subject to a cap. See Note 4 “Debt” to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information.

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
As we continue to expand our manufacturing sites in Ireland and Malaysia, we will be subject to additional foreign exchange currency risk. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results, including income and losses as well as assets and liabilities in addition to risks to our revenues, revenue growth rates, and gross profit margins.
We translate the financial statements of our international subsidiaries with functional currencies other than the U.S. dollar into the U.S. dollar for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. We record net gains or losses resulting from the translation of these financial statements and the effect of exchange rate changes on intercompany receivables and payables of a long-term nature as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying investment in international subsidiaries. We also record exchange rate fluctuations resulting from the translation of the short-term intercompany balances between domestic entities and our international subsidiaries as foreign currency transaction gains or losses and include them in other income, net in our consolidated statements of operations.
We enter into foreign currency forward contracts to hedge monetary assets and liabilities denominated in foreign currencies. These forward contracts are not designated as hedging instruments and generally mature in one to six months. The derivative gains and losses are included in other income, net in our consolidated statements of operations. See Note 2 “Fair Value Measurements” to the consolidated financial statements in Part II, Item 8 of this Annual Report for more information.
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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is included on pages F-2 to F-45 of this Annual Report and is incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Regulations under the Exchange Act require public companies to maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and timely communicated to management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation as of December 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of such date.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, believes that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, as stated in their report which is included herein.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of DexCom, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 12, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP

San Diego, California
February 12, 2026

ITEM 9B - OTHER INFORMATION
Trading Plans
During the three months ended December 31, 2025, the following Section 16 officers and directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act) intended to satisfy the affirmative defense of Rule 10b5-1(c):

Name	Title	Action	Action Date	Aggregate Number of Shares to be Sold	Expiration Date(1)
Michael J. Brown	Executive Vice President, Chief Legal Officer	Adoption	11/26/2025	20,400	2/26/2027
Jacob S. Leach	President, Chief Executive Officer, and Director	Termination	11/7/2025	102,732(2)	3/12/2026

(1) Each trading arrangement permitted or permits transactions through and including the date listed in the table.
(2) As of the date of termination, no shares of common stock had been sold under the plan.
Each of the Rule 10b5-1 trading arrangements disclosed in the above table was made in accordance with our insider trading policy. Transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.
No Section 16 officers or directors adopted, modified, or terminated a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act) during the three months ended December 31, 2025.

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
The information concerning the Company’s insider trading policies and compliance with Section 16(a) required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Insider Trading Policy; Anti-Hedging” and “Delinquent Section 16(a) Reports” (as applicable), respectively.

ITEM 11 - EXECUTIVE COMPENSATION
The information required by this Item concerning executive compensation and our Compensation Committee is incorporated by reference to the sections in the Proxy Statement entitled “Executive Compensation,” “2025 Summary Compensation Table,” “Grants of Plan-Based Awards for 2025,” “Outstanding Equity Awards at December 31, 2025,” “2025 Option Exercises and Stock Vested,” “Executive Nonqualified Deferred Compensation Plan,” “Severance and Change in Control Arrangements,” “2025 Director Compensation Table,” “Risks from Compensation Policies and Practices,” “Chief Executive Officer Pay Ratio,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

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
3. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Date of First Filing	Exhibit Number
3.1	Restated Certificate of Incorporation of DexCom, Inc.	8-K	000-51222	June 10, 2022	3.1
3.2	Amended and Restated Bylaws of DexCom, Inc.	10-Q	000-51222	October 24, 2024	3.1
4.1	Form of Specimen Certificate for DexCom, Inc. common stock.	S-1/A	333-122454	March 24, 2005	4.01
4.2	Indenture, dated November 30, 2018, between DexCom, Inc. and U.S. Bank National Association (including the form of 0.75% Convertible Senior Notes due 2023).	8-K	000-51222	December 3, 2018	4.1
4.3	Indenture, dated May 14, 2020, between DexCom, Inc. and U.S. Bank National Association (including the form of 0.25% Convertible Senior Notes due 2025).	8-K	000-51222	May 15, 2020	4.1
4.4	Indenture, dated May 5, 2023, between DexCom, Inc. and U.S. Bank Trust Company, National Association (including the form of 0.375% Convertible Senior Notes due 2028).	8-K	000-51222	May 5, 2023	4.1
4.5	Description of Securities Registered Under Section 12 of the Exchange Act.	10-K	000-51222	February 18, 2025	4.5
10.1*	Offer letter between DexCom, Inc. and Kevin Sayer, dated May 3, 2011.	10-Q	000-51222	August 3, 2011	10.28
10.2	Sublease between DexCom, Inc. and Entropic Communications, LLC, dated February 1, 2016.	10-Q	000-51222	April 27, 2016	10.36
10.3*	DexCom, Inc. Executive Deferred Compensation Plan.	8-K	000-51222	June 4, 2019	10.02
10.4**	Third Amendment to Office Lease between DexCom, Inc. and John Hancock Life Insurance Company, dated January 9, 2019.	10-K	000-51222	February 13, 2020	10.40

10.5*	Form of Indemnity Agreement between DexCom, Inc. and each of its directors and executive officers.	10-K	000-51222	February 11, 2021	10.43
10.6*	DexCom, Inc. Incentive Bonus Plan.	8-K	000-51222	March 17, 2021	10.1
10.7	Second Amended and Restated Credit Agreement dated October 13, 2021 by and among DexCom, Inc., Bank of America, Silicon Valley Bank and Union Bank, and JPMorgan Chase Bank, as Administrative Agent.	10-K	000-51222	February 14, 2022	10.39
10.8	Office Lease Agreement, dated March 31, 2006, between DexCom, Inc. and Kilroy Realty, L.P., as amended on August 18, 2010 and October 1, 2014.	10-K	000-51222	February 9, 2023	10.09
10.9**	Fourth Amendment to Office Lease between DexCom, Inc. and Sequence Tech. Center CA LLC, dated September 9, 2019, as amended on October 21, 2019, May 25, 2021, and December 23, 2022.	10-K	000-51222	February 9, 2023	10.18
10.10*	DexCom, Inc. Amended and Restated Severance and Change in Control Plan.	8-K	000-51222	May 19, 2023	10.1
10.11	First Amendment to Second Amended and Restated Credit Agreement, dated June 1, 2023 by and between DexCom, Inc. and JPMorgan Chase Bank National Association.	10-Q	000-51222	July 27, 2023	10.06
10.12**	Amended and Restated Collaboration and License Agreement, dated November 20, 2018, by and between DexCom, Inc. and Verily Life Sciences LLC (formerly Google Life Sciences LLC).	10-K	000-51222	February 8, 2024	10.14
10.13**	Warrant Termination Agreement between DexCom, Inc. and Bank of America, N.A., dated February 13, 2024.	8-K	000-51222	February 15, 2024	10.1
10.14**	Confidential Settlement and Patent License Agreement, dated December 20, 2024, between Abbott Diabetes Care Inc. and DexCom, Inc.	10-K	000-51222	February 18, 2025	10.16
10.15*	Amended and Restated 2015 Equity Incentive Plan.	8-K	000-51222	May 9, 2025	10.1
10.16*	Amended and Restated 2015 Employee Stock Purchase Plan.	8-K	000-51222	May 9, 2025	10.2
10.17*	Offer Letter, effective January 1, 2026, by and between DexCom, Inc. and Jacob S. Leach.	8-K	000-51222	December 22, 2025	10.1
10.18*	Form of award agreement under the Amended and Restated 2015 Equity Incentive Plan.					X
10.19*	Form of enrollment agreement under the Amended and Restated 2015 Employee Stock Purchase Plan.					X

19.1*	Insider Trading Policy.	10-K	000-51222	February 18, 2025	19.1
21.1	List of Subsidiaries.					X
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).					X
23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).					X
24.1	Power of Attorney (see signature page of this Form 10-K).					X
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X
32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X
97.1*	Compensation Recovery Policy.	10-K	000-51222	February 8, 2024	97.1
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)					X

*	Represents a management contract or compensatory plan, contract or arrangement.
**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
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

DEXCOM, INC. (Registrant)

Dated: February 12, 2026	By:	/s/ JEREME M. SYLVAIN
Jereme M. Sylvain, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jacob S. Leach and Jereme M. Sylvain, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JACOB S. LEACH	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 12, 2026
Jacob S. Leach

/s/ JEREME M. SYLVAIN	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 12, 2026
Jereme M. Sylvain

/s/ KEVIN R. SAYER	Executive Chairman of the Board of Directors	February 12, 2026
Kevin R. Sayer

/s/ MARK G. FOLETTA	Interim Chairman of the Board of Directors and Lead Independent Director	February 12, 2026
Mark G. Foletta

/s/ STEVEN R. ALTMAN	Director	February 12, 2026
Steven R. Altman

/s/ DR. EUAN ASHLEY	Director	February 12, 2026
Dr. Euan Ashley

/s/ NICHOLAS AUGUSTINOS	Director	February 12, 2026
Nicholas Augustinos

/s/ RICHARD A. COLLINS	Director	February 12, 2026
Richard A. Collins

/s/ RIMMA DRISCOLL	Director	February 12, 2026
Rimma Driscoll

/s/ RENÉE GALÁ	Director	February 12, 2026
Renée Galá

/s/ BRIDGETTE P. HELLER	Director	February 12, 2026
Bridgette P. Heller

/s/ KYLE MALADY	Director	February 12, 2026
Kyle Malady

DexCom, Inc.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of DexCom, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of DexCom, Inc. and subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for the year ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Pharmacy Rebates in the United States — Refer to Note 1. Revenue Recognition – Variable Consideration to the financial statements
Critical Audit Matter Description
As disclosed in Note 1 to the financial statements, when revenue is recognized, the Company includes an estimate of variable consideration in the calculation of the transaction price. Variable consideration includes, but is not limited to, rebates, chargebacks, product returns provision, and prompt payment discounts. The Company classifies these items as a liability unless the criteria for right of offset are met; in such cases, the Company may classify these items as a reduction of accounts receivable.
The Company is subject to rebates on pricing programs with managed care organizations, such as pharmacy benefit managers, government, and third-party payors. The estimate of pharmacy rebates in the United States (collectively, “U.S. pharmacy rebates”) involves the consideration of contractual arrangements, estimates of products sold subject to rebate, known events or trends, and channel inventory data. Given the subjectivity and complexity of evaluating management’s assumptions used in the estimation of U.S. pharmacy rebates, auditing U.S. pharmacy rebates requires a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the U.S. pharmacy rebates included the following, among others:
•We tested the effectiveness of certain controls related to management’s assessment of assumptions related to estimating the U.S. pharmacy rebates reserve and the associated variable consideration.
•We evaluated the appropriateness and consistency of the Company’s methods and assumptions used to calculate the U.S. pharmacy rebates reserve and the associated variable consideration by:
◦Testing the underlying data, including historical and current year gross sales to distributor customers, rebate payments, and inventory sold reported from distributors.
◦Evaluating the Company’s ability to estimate the U.S. pharmacy rebates accrual accurately by comparing actual amounts incurred for the U.S. pharmacy rebates accruals to historical estimates.
◦Evaluating known events or trends affecting the U.S. pharmacy rebates.

/s/ Deloitte & Touche LLP

San Diego, CA
February 12, 2026

We have served as the Company’s auditor since 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of DexCom, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of DexCom, Inc. (the Company) as of December 31, 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP
We served as the Company’s auditor from 2000 to 2025.
San Diego, California
February 14, 2025

DexCom, Inc.
Consolidated Balance Sheets

	December 31,
(In millions, except par value data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$917.7	$606.1
Short-term marketable securities	1,081.0	1,973.3
Accounts receivable, net	1,216.1	1,005.7
Inventory	629.1	542.6
Prepaid and other current assets	189.4	173.7
Total current assets	4,033.3	4,301.4
Property and equipment, net	1,559.9	1,339.9
Operating lease right-of-use assets	77.4	62.8
Goodwill	24.2	22.8
Intangibles, net	70.8	103.4
Deferred tax assets	295.6	481.2
Other assets	278.7	173.0
Total assets	$6,339.9	$6,484.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,944.0	$1,585.1
Accrued payroll and related expenses	169.2	112.0
Current portion of long-term senior convertible notes	—	1,204.4
Short-term operating lease liabilities	21.6	22.5
Other current liabilities	7.7	8.0
Total current liabilities	2,142.5	2,932.0
Long-term senior convertible notes	1,240.9	1,237.0
Long-term operating lease liabilities	73.4	65.0
Other long-term liabilities	137.1	147.9
Total liabilities	3,593.9	4,381.9
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 million shares authorized; no shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 800.0 million shares authorized; 410.7 million and 384.8 million shares issued and outstanding, respectively, at December 31, 2025; and 408.9 million and 390.7 million shares issued and outstanding, respectively, at December 31, 2024	0.4	0.4
Additional paid-in capital	2,281.5	2,093.8
Accumulated other comprehensive income (loss)	115.0	(8.0)
Retained earnings	2,433.9	1,597.6
Treasury stock, at cost; 25.9 million shares at December 31, 2025 and 18.2 million shares at December 31, 2024	(2,084.8)	(1,581.2)
Total stockholders’ equity	2,746.0	2,102.6
Total liabilities and stockholders’ equity	$6,339.9	$6,484.5
See accompanying notes

DexCom, Inc.
Consolidated Statements of Operations

	Twelve Months Ended December 31,
(In millions, except per share data)	2025	2024	2023
Revenue	$4,662.0	$4,033.0	$3,622.3
Cost of sales	1,860.1	1,594.8	1,333.4
Gross profit	2,801.9	2,438.2	2,288.9
Operating expenses:
Research and development	599.1	552.4	505.8
Selling, general and administrative	1,291.0	1,285.8	1,185.4
Total operating expenses	1,890.1	1,838.2	1,691.2
Operating income	911.8	600.0	597.7
Other income, net	176.6	109.0	112.7
Income before income taxes	1,088.4	709.0	710.4
Income tax expense	252.1	132.8	168.9
Net income	$836.3	$576.2	$541.5

Basic net income per share	$2.14	$1.46	$1.40
Shares used to compute basic net income per share	390.2	393.6	386.0
Diluted net income per share	$2.09	$1.42	$1.30
Shares used to compute diluted net income per share	405.5	412.7	425.5
See accompanying notes

DexCom, Inc.
Consolidated Statements of Comprehensive Income

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023
Net income	$836.3	$576.2	$541.5
Other comprehensive income (loss), net of tax:
Translation adjustments and other	122.2	8.6	(9.2)
Unrealized gain on marketable debt securities	0.8	0.1	4.1
Total other comprehensive income (loss), net of tax	123.0	8.7	(5.1)
Comprehensive income	$959.3	$584.9	$536.4
See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity

				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Translation Adjustments and Other	Net Unrealized Gain (Loss) on Marketable Securities	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In millions)	Shares	Amount
Balance at December 31, 2022	386.3	$0.4	$2,258.1	$(7.8)	$(3.8)	$479.9	$(595.0)	$2,131.8
Issuance of common stock under equity incentive plans	1.4	—	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.3	—	26.6	—	—	—	—	26.6
Issuance of common stock in connection with achievement of sales-based milestone, net of issuance costs	3.7	—	(323.4)	—	—	—	323.2	(0.2)
Purchases of treasury stock, including excise tax	(6.3)	—	(0.2)	—	—	—	(689.0)	(689.2)
Tax benefit related to Senior Convertible Notes	—	—	(4.4)	—	—	—	—	(4.4)
Conversions of 2023 Notes	12.2	—	(13.1)	—	—	—	—	(13.1)
Benefit of note hedge upon conversions of 2023 Notes	(12.2)	—	1,496.5	—	—	—	(1,490.3)	6.2
Purchase of capped call transactions, net of tax	—	—	(76.3)	—	—	—	—	(76.3)
Share-based compensation expense	—	—	150.8	—	—	—	—	150.8
Net income	—	—	—	—	—	541.5	—	541.5
Other comprehensive income, net of tax	—	—	—	(9.2)	4.1	—	—	(5.1)
Balance at December 31, 2023	385.4	0.4	3,514.6	(17.0)	0.3	1,021.4	(2,451.1)	2,068.6
Issuance of common stock under equity incentive plans	1.3	—	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.4	—	28.2	—	—	—	—	28.2
Issuance of common stock in connection with achievement of sales-based milestone, net of issuance costs	1.5	—	(188.1)	—	—	—	188.1	—
Purchases of treasury stock, including excise tax	(10.4)	—	—	—	—	—	(749.5)	(749.5)
Exercise and settlement of warrants	12.5	—	(1,431.3)	—	—	—	1,431.3	—
Share-based compensation expense	—	—	170.4	—	—	—	—	170.4
Net income	—	—	—	—	—	576.2	—	576.2
Other comprehensive income, net of tax	—	—	—	8.6	0.1	—	—	8.7
Balance at December 31, 2024	390.7	0.4	2,093.8	(8.4)	0.4	1,597.6	(1,581.2)	2,102.6
Issuance of common stock under equity incentive plans	1.4	—	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.4	—	28.1	—	—	—	—	28.1
Purchases of treasury stock, including excise tax	(7.7)	—	—	—	—	—	(503.6)	(503.6)
Share-based compensation expense	—	—	159.6	—	—	—	—	159.6
Net income	—	—	—	—	—	836.3	—	836.3
Other comprehensive income, net of tax	—	—	—	122.2	0.8	—	—	123.0
Balance at December 31, 2025	384.8	$0.4	$2,281.5	$113.8	$1.2	$2,433.9	$(2,084.8)	$2,746.0
See accompanying notes

DexCom, Inc.
Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023
Operating activities
Net income	$836.3	$576.2	$541.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	251.8	217.7	186.0
Share-based compensation	159.6	170.4	150.8
Non-cash interest expense	7.3	7.5	7.8
Deferred income taxes	182.2	(43.8)	(55.0)
Net (gains) losses on equity investments	(78.1)	1.4	(1.9)
Other non-cash income and expenses	(21.8)	(48.7)	(83.9)
Changes in operating assets and liabilities:
Accounts receivable, net	(201.9)	(35.0)	(260.1)
Inventory	(63.7)	12.4	(252.6)
Prepaid and other assets	(14.8)	(5.8)	19.3
Operating lease right-of-use assets and liabilities, net	(7.1)	(6.5)	(4.5)
Accounts payable and accrued liabilities	347.0	211.7	466.5
Accrued payroll and related expenses	55.4	(60.0)	37.2
Deferred revenue and other liabilities	(11.5)	(8.0)	(2.6)
Net cash provided by operating activities	1,440.7	989.5	748.5
Investing activities
Purchases of marketable securities	(1,246.6)	(2,576.3)	(3,200.4)
Proceeds from sale and maturity of marketable securities	2,164.7	2,824.4	2,947.4
Purchases of property and equipment	(363.5)	(358.8)	(236.6)
Purchases of non-marketable equity securities	(19.2)	(81.3)	(19.5)
Other investing activities	0.6	(15.5)	1.9
Net cash provided by (used in) investing activities	536.0	(207.5)	(507.2)
Financing activities
Net proceeds from issuance of common stock	28.1	28.2	26.6
Purchases of treasury stock	(500.0)	(750.0)	(688.7)
Proceeds from issuance of convertible notes, net of issuance costs	—	—	1,230.6
Purchases of capped call transactions	—	—	(101.3)
Payments for conversions of senior convertible notes	—	—	(787.3)
Repayments for maturity of senior convertible notes	(1,207.5)	—	—
Other financing activities	(7.0)	(13.0)	1.5
Net cash used in financing activities	(1,686.4)	(734.8)	(318.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	21.5	(7.4)	1.5
Increase (decrease) in cash, cash equivalents and restricted cash	311.8	39.8	(75.8)
Cash, cash equivalents and restricted cash, beginning of period	607.3	567.5	643.3
Cash, cash equivalents and restricted cash, end of period	$919.1	$607.3	$567.5

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$917.7	$606.1	$566.3
Restricted cash	1.4	1.2	1.2
Total cash, cash equivalents and restricted cash	$919.1	$607.3	$567.5

	2025	2024	2023
Supplemental disclosure of non-cash investing and financing transactions:
Shares issued for repurchase and conversions of senior convertible notes	$—	$—	$1,501.9
Shares received under note hedge upon conversion of 2023 Notes	$—	$—	$(1,490.3)
Acquisition of property and equipment included in accounts payable and accrued liabilities	$62.7	$75.4	$53.2
Supplemental cash flow information:
Cash paid during the year for interest	$11.4	$11.4	$12.4
Cash paid during the year for income taxes	$94.4	$198.0	$212.3
See accompanying notes

DexCom, Inc.
Notes to Consolidated Financial Statements
December 31, 2025

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
We determine the functional currencies of our international subsidiaries by reviewing the environment where each subsidiary primarily generates and expends cash. For international subsidiaries whose functional currencies are the local currencies, we translate the financial statements into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for each period for revenue, costs and expenses. We include translation-related adjustments in comprehensive income and in accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheets. We record gains and losses resulting from transactions with customers and vendors that are denominated in currencies other than the functional currency and from certain intercompany transactions in other income, net in our consolidated statements of operations.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make certain estimates and assumptions that affect the amounts reported in our consolidated financial statements and the disclosures made in the accompanying notes. Areas requiring significant estimates include pharmacy rebates, inventory reserves, loss contingencies, and the amount of our worldwide tax provision. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.

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

We estimate the fair value of most of our cash equivalents using Level 1 inputs. We estimate the fair value of our marketable equity securities using Level 1 inputs and we estimate the fair value of our marketable debt securities using Level 2 inputs. We carry our marketable securities at fair value. We carry our other financial instruments, such as cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities, at cost, which approximates the related fair values due to the short-term maturities of these instruments. See Note 2 “Fair Value Measurements” for more information.

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
We calculate realized gains or losses on our marketable securities using the specific identification method. We carry our marketable debt securities at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity in our consolidated balance sheets and included in comprehensive income. Interest income and realized gains and losses on marketable debt securities are included in other income, net in our consolidated statements of operations. We carry our marketable equity securities at fair value with realized and unrealized gains and losses reported in other income, net in our consolidated statements of operations.
We invest in various types of debt securities, including debt securities in government-sponsored entities, corporate debt securities, U.S. Treasury securities, supranational securities, and commercial paper. See Note 2 “Fair Value Measurements” and Note 3 “Balance Sheet Details and Other Financial Information—Short-Term Marketable Securities” for more information on our marketable securities.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are generally recorded at the invoiced amount, net of prompt pay discounts, for distributors and at net realizable value for direct customers, which is determined using estimates of claim denials and historical reimbursement experience without regard to aging category. Accounts receivable are not interest bearing. We evaluate the creditworthiness of customers based on historical trends, the financial condition of our customers, and external market factors. We generally do not require collateral from our customers. We maintain an allowance for doubtful accounts for potential credit losses. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a customer account is uncollectible. Generally, receivable balances that are more than one year past due are deemed uncollectible.

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

The following table sets forth the percentages of total revenue and gross accounts receivable for customers that represent 10% or more of the respective amounts:

	Revenue*			Gross Accounts Receivable
	Twelve Months Ended December 31,			As of December 31,
	2025	2024	2023	2025	2024
Customer A	55%	40%	35%	24%	18%
Customer B	35%	35%	30%	20%	21%
Customer C	46%	42%	37%	24%	27%
* Total revenue for each customer is net of fees, cash discounts, and rebates directly allocable to that customer. Rebates paid to other entities are excluded; therefore, the combined value may exceed 100%.

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
We record adjustments to inventory for potential excess or obsolete inventory, as well as inventory that does not pass quality control testing, in order to state inventory at net realizable value. Factors influencing these adjustments include inventories on hand and on order compared to estimated future usage and sales for existing and new products, as well as judgments regarding quality control testing data and assumptions about the likelihood of scrap and obsolescence. Once written down the adjustments are considered permanent. The reduced carrying amount is recognized when the inventory is sold or disposed of.
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
Goodwill impairment testing is performed at the reporting unit level. We perform an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit has been reduced below its carrying amount. If, after assessing the totality of relevant events and circumstances, we determine that it is not more likely than not that the fair value is less than its carrying value, no further testing is performed; however, if we conclude otherwise, we will perform a quantitative impairment test comparing the estimated fair value to its carrying value. Any excess carrying value is recorded as an impairment loss.
We recorded no significant goodwill impairment charges for the twelve months ended December 31, 2025, 2024 or 2023. The change in goodwill for the twelve months ended December 31, 2025 primarily consisted of translation adjustments on our foreign currency denominated goodwill. The change in goodwill for the twelve months ended December 31, 2024 primarily consisted of the divestiture of our non-diabetes distribution business and translation adjustments on our foreign currency denominated goodwill.

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
We recorded no significant intangible asset impairment charges for the twelve months ended December 31, 2025, 2024 or 2023.

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

We file federal and state income tax returns in the United States and income tax returns in various other foreign jurisdictions with varying statutes of limitations. Due to net operating losses incurred, our income tax returns from 2007 to date are subject to examination by taxing authorities. We recognize interest expense and penalties related to income tax matters, including unrecognized tax benefits, as a component of income tax expense.
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

Transaction Price
Transaction price for the Components reflects the net consideration to which we expect to be entitled. Transaction price is typically based on the contracted rates and may include an estimate of variable consideration. Variable consideration is included in the transaction price only to the extent a significant reversal in the amount of cumulative revenue recognized is not probable of occurring when the uncertainty associated with the variable consideration is subsequently resolved.
Variable Consideration
We include an estimate of variable consideration in the calculation of the transaction price at the time of sale, when control of the Components transfers to the customer. Variable consideration includes, but is not limited to: rebates, chargebacks, product returns provision, and prompt payment discounts. We classify these items as a liability unless the criteria for right of offset are met; in such cases, we classify these items as a reduction of accounts receivable.
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
Accounts receivable as of December 31, 2025 and December 31, 2024 included unbilled accounts receivable of $16.9 million and $15.2 million, respectively. We expect to invoice and collect all unbilled accounts receivable within twelve months.

We record deferred revenue when cash payments have been received prior to satisfaction of the related performance obligation. Our performance obligations are generally satisfied within twelve months of the initial contract date. The current and non-current deferred revenue balances as of December 31, 2025 and December 31, 2024 were not material.
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

Advertising Costs
We expense costs to produce advertising as we incur them whereas costs to communicate advertising are expensed when the advertising is first run. Advertising costs are included in selling, general and administrative expenses. Advertising expense was $223.8 million, $194.2 million and $180.8 million for the twelve months ended December 31, 2025, 2024 and 2023, respectively.

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

The following table sets forth the computation of basic and diluted net income per share:

	Twelve Months Ended December 31,
(In millions, except per share data)	2025	2024	2023
Net income	$836.3	$576.2	$541.5
Add back interest expense, net of tax attributable to assumed conversion of senior convertible notes	11.0	11.5	12.6
Net income - diluted	$847.3	$587.7	$554.1

Net income per common share
Basic	$2.14	$1.46	$1.40
Diluted	$2.09	$1.42	$1.30

Basic weighted average shares outstanding	390.2	393.6	386.0
Dilutive potential securities:
Collaborative sales-based milestones	—	0.2	0.7
RSUs and PSUs	0.6	0.7	1.1
Senior convertible notes	14.7	15.7	26.2
Warrants	—	2.5	11.5
Diluted weighted average shares outstanding	405.5	412.7	425.5
Outstanding anti-dilutive securities not included in the calculations of diluted net income per share attributable to common stockholders were as follows:

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023
RSUs and PSUs	1.1	1.3	—

Recent Accounting Guidance
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-09, Improvements to Income Tax Disclosures. The ASU requires greater disaggregation of information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. The ASU is effective for annual periods beginning after December 15, 2024. We adopted this standard on a prospective basis for the annual period ending December 31, 2025.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversion and Other Options. The ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The ASU is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. The ASU may be applied on either a prospective or a retrospective basis. We will adopt this standard in the first quarter of 2026 on a prospective basis and we do not expect this standard to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The ASU may be applied on either a prospective or a retrospective basis. We are currently evaluating the impact of this standard on our disclosures.

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
The following table summarizes financial assets that we measured at fair value on a recurring basis as of December 31, 2025, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$392.8	$—	$—	$392.8

Debt securities, available-for-sale:
U.S. government agencies (1)	—	357.3	—	357.3
Commercial paper	—	123.4	—	123.4
Corporate debt	—	600.3	—	600.3
Total debt securities, available-for-sale	—	1,081.0	—	1,081.0

Other long-term assets:
Convertible notes receivable	—	—	10.5	10.5
Other assets (2)	20.0	—	—	20.0

Total assets measured at fair value on a recurring basis	$412.8	$1,081.0	$10.5	$1,504.3
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
There were no transfers into or out of Level 3 securities during the twelve months ended December 31, 2025 and 2024.
Foreign Currency and Derivative Financial Instruments
As we conduct business globally in many currencies, we are exposed to foreign exchange rate changes. To limit this exposure, we enter into foreign currency forward contracts to hedge monetary assets and liabilities, including intercompany loans, denominated in non-functional currencies. Our foreign currency forward contracts are not designated as hedging instruments. Therefore, changes in the fair values of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related foreign currency assets and liabilities. The duration of these contracts are generally one to six months. The derivative gains and losses are included in other income, net in our consolidated statements of operations.
As of December 31, 2025 and December 31, 2024, the notional amounts of outstanding foreign currency forward contracts were $229.3 million and $66.0 million, respectively. The resulting impact on our consolidated financial statements from currency hedging activities was not significant for the twelve months ended December 31, 2025, 2024 and 2023.
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

Our non-marketable equity investments without readily determinable fair values are accounted for under the measurement alternative. As such, we measure these investments at cost less impairment, adjusted for any observable price changes in orderly transactions for the identical or a similar investment of the same issuer. It is impracticable for us to estimate the fair value of these investments on a recurring basis due to the fact that these entities are privately held and limited information is available. We include the carrying values of these investments in other assets in our consolidated balance sheets. Adjustments to the carrying values of these investments as a result of observable price changes and impairments are recorded in other income, net in our consolidated statements of operations.
The carrying values of our non-marketable equity investments were $218.0 million as of December 31, 2025 and $119.3 million as of December 31, 2024. During the twelve months ended December 31, 2025, we recorded upward adjustments of $82.5 million for observable price changes, and did not record any upward adjustments during the twelve months ended December 31, 2024 and 2023.
For our non-marketable equity investments held as of December 31, 2025, the cumulative upward adjustments for observable price changes were $82.5 million and cumulative downward adjustments and impairments were not significant.
During the twelve months ended December 31, 2025, net unrealized gains on non-marketable equity investments were $80.0 million. During the twelve months ended December 31, 2024 and 2023, unrealized gains (losses) on non-marketable equity investments were not significant.
There were no significant impairment losses on assets and liabilities measured at fair value on a non-recurring basis during the twelve months ended December 31, 2025, 2024, and 2023.

3. Balance Sheet Details and Other Financial Information

Short-Term Marketable Securities
Short-term marketable securities, consisting of available-for-sale debt securities, were as follows:

	December 31, 2025
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies (1)	$356.6	$0.7	$—	$357.3
Commercial paper	123.4	—	—	123.4
Corporate debt	599.4	0.9	—	600.3
Total debt securities, available-for-sale	$1,079.4	$1.6	$—	$1,081.0
(1) Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.

	December 31, 2024
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies (1)	$1,149.4	$1.3	$(0.6)	$1,150.1
Commercial paper	312.2	—	(0.1)	312.1
Corporate debt	511.1	0.4	(0.4)	511.1
Total debt securities, available-for-sale	$1,972.7	$1.7	$(1.1)	$1,973.3
(1) Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.
As of December 31, 2025, the estimated market value of our short-term debt securities with contractual maturities up to 12 months was $1.08 billion. As of December 31, 2024, the estimated market values of our short-term debt securities with contractual maturities up to 12 months and up to 18 months were $1.73 billion and $247.7 million, respectively. Gross realized gains and losses on sales of our short-term debt securities for the twelve months ended December 31, 2025, 2024 and 2023 were not significant.
We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities at December 31, 2025 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Accounts Receivable

	December 31,
(In millions)	2025	2024
Accounts receivable	$1,228.6	$1,014.9
Less: allowance for doubtful accounts	(12.5)	(9.2)
Total accounts receivable, net	$1,216.1	$1,005.7
Reserve for prompt payment cash discounts recorded against accounts receivable, excluding allowance for doubtful accounts, was $20.7 million, $17.3 million, $13.7 million as of December 31, 2025, 2024, and 2023, respectively.

Inventory

	December 31,
(In millions)	2025	2024
Raw materials	$257.6	$327.1
Work-in-process	105.0	28.1
Finished goods	266.5	187.4
Total inventory	$629.1	$542.6
During the twelve months ended December 31, 2025, 2024 and 2023, we recorded inventory reserve charges of $92.8 million, $53.5 million and $16.6 million respectively. These charges are recorded in cost of sales and reflect reserves established through our ongoing evaluation of quality control data, forecasted demand, analysis of risk exposure and the continued improvement and innovation of our products.

Prepaid and Other Current Assets

	December 31,
(In millions)	2025	2024
Prepaid expenses	$66.4	$87.5
Deferred compensation plan assets	20.0	18.6
Income tax receivables	60.8	27.9
Indirect tax receivables	13.0	10.6
Other current assets	29.2	29.1
Total prepaid and other current assets	$189.4	$173.7

Property and Equipment

	December 31,
(In millions)	2025	2024
Building	$319.7	$291.0
Computer software and hardware	87.8	76.6
Furniture and fixtures	41.0	40.2
Land and land improvements	58.3	53.1
Leasehold improvements	302.1	293.8
Machinery and equipment	1,016.3	908.9
Construction in progress	593.5	354.6
Total cost	2,418.7	2,018.2
Less: accumulated depreciation and amortization	(858.8)	(678.3)
Total property and equipment, net	$1,559.9	$1,339.9
Depreciation expense related to property and equipment for the twelve months ended December 31, 2025, 2024 and 2023 was $219.0 million, $181.2 million and $147.4 million, respectively.
Loss on disposal of property and equipment during the twelve months ended December 31, 2025, 2024 and 2023 recorded in operating expenses was $7.1 million, $5.1 million and $0.7 million, respectively.

Intangibles, Net
The following table summarizes the components of gross intangible assets, accumulated amortization, and net intangible asset balances:

		December 31, 2025
(Dollars in millions)	Remaining Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Verily intangible asset (1)	2.3	$152.4	$(88.1)	$64.3
Customer relationships	1.0	18.5	(16.4)	2.1
Acquired technology and intellectual property (2)	6.5	19.6	(15.6)	4.0
Trademarks and trade name	0.6	4.0	(3.6)	0.4
Intangibles, other	0.0	0.2	(0.2)	—
Total	2.4	$194.7	$(123.9)	$70.8

		December 31, 2024
(Dollars in millions)	Remaining Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Verily intangible asset (1)	3.3	$152.4	$(59.5)	$92.9
Customer relationships	1.8	17.5	(13.0)	4.5
Acquired technology and intellectual property (2)	7.2	19.6	(14.7)	4.9
Trademarks and trade name	1.6	3.8	(2.7)	1.1
Intangibles, other	0.0	0.2	(0.2)	—
Total	3.4	$193.5	$(90.1)	$103.4

(1) Our prior collaboration with Verily provides us with exclusive and non‑exclusive rights to Verily intellectual property for glucose‑monitoring products. Upon FDA approval in Q4 2022, we concluded the sales‑based milestones were probable and capitalized $152.4 million as an intangible asset, amortized over 64 months.

(2) Excludes Verily intangible asset.
The following table presents the total amortization expense of finite-lived intangible assets:

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023
Amortization expense included in cost of sales	$28.6	$29.8	$30.5
Amortization expense included in operating expenses	4.2	6.7	8.1
Total amortization of intangible assets	$32.8	$36.5	$38.6
The following table presents estimated future amortization of finite-lived intangible assets as of December 31, 2025:

(In millions)
2026	$31.6
2027	29.6
2028	7.6
2029	0.5
2030	0.5
Thereafter	1.0
Total	$70.8

Other Assets

	December 31,
(In millions)	2025	2024
Non-marketable equity securities	$218.0	$119.3
Capitalized software	19.1	17.6
Long-term deposits	17.2	13.8
Other assets	24.4	22.3
Total other assets	$278.7	$173.0

Accounts Payable and Accrued Liabilities

	December 31,
(In millions)	2025	2024
Accounts payable trade	$344.3	$345.3
Accrued rebates	1,487.6	1,135.9
Accrued tax, audit, and legal fees	27.0	38.4
Accrued warranty	10.4	5.9
Deferred compensation plan liabilities	20.0	18.6
Income tax payable	8.9	3.9
Other accrued liabilities	45.8	37.1
Total accounts payable and accrued liabilities	$1,944.0	$1,585.1

Accrued Payroll and Related Expenses

	December 31,
(In millions)	2025	2024
Accrued wages, bonus and taxes	$134.6	$74.5
Other accrued employee benefits	34.6	37.5
Total accrued payroll and related expenses	$169.2	$112.0

Accrued Warranty
Warranty costs are reflected in our statements of operations as cost of sales. Reconciliations of our accrued warranty costs were as follows:

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023
Beginning balance	$5.9	$12.6	$12.8
Charges to costs and expenses	73.0	47.2	51.5
Costs incurred	(68.5)	(53.9)	(51.7)
Ending balance	$10.4	$5.9	$12.6

Other Long-Term Liabilities

	December 31,
(In millions)	2025	2024
Asset retirement obligation	$20.6	$17.0
Finance lease obligations	53.8	58.5
Income tax payable	46.6	44.8
Other liabilities	16.1	27.6
Total other long-term liabilities	$137.1	$147.9

Other Income, Net

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023
Interest and dividend income	$112.7	$134.2	$135.0
Interest expense	(18.3)	(19.0)	(20.3)
Net gains (losses) on equity investments	78.1	(1.4)	1.9
Other income (expense), net	4.1	(4.8)	(3.9)
Total other income, net	$176.6	$109.0	$112.7

4. Debt

Senior Convertible Notes
As of December 31, 2025, the if-converted value of our unsecured senior convertible notes due 2028, or 2028 Notes, did not exceed their outstanding principal amount. As of December 31, 2024, the if-converted value of our 2028 Notes and our unsecured senior convertible notes due 2025, or 2025 Notes, did not exceed their outstanding principal amount.
The carrying amounts of our senior convertible notes were as follows:

	December 31,
(In millions)	2025	2024
Principal amount:
2025 Notes	$—	$1,207.5
2028 Notes	1,250.0	1,250.0
Total principal amount	1,250.0	2,457.5
Unamortized debt issuance costs	(9.1)	(16.1)
Carrying amount of senior convertible notes	$1,240.9	$2,441.4
The following table summarizes the components of interest expense and the effective interest rates for our senior convertible notes:

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023
Cash interest expense:
Contractual coupon interest (1)	$7.3	$7.7	$9.1
Non-cash interest expense:
Amortization of debt issuance costs	7.0	7.2	7.3
Total interest expense recognized on senior notes	$14.3	$14.9	$16.4

Effective interest rate:
2025 Notes	0.5%	0.5%	0.5%
2028 Notes	0.7%	0.7%	0.7%

(1) Interest on the 2025 Notes began accruing upon issuance and was payable semi-annually on May 15 and November 15 of each year until the 2025 Notes matured in November 2025. Interest on the 2028 Notes, began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year.

Fair Value of Senior Convertible Notes
The fair value, based on trading prices (Level 1 inputs), of our senior convertible notes were as follows:

	Fair Value Measurements Using Level 1
(In millions)	December 31, 2025	December 31, 2024
2025 Notes	$—	$1,163.7
2028 Notes	1,152.1	1,122.3
Total fair value of outstanding senior convertible notes	$1,152.1	$2,286.0

Convertible Debt Summary
The following table summarizes key details of the 2025 Notes and 2028 Notes:

Senior Convertible Notes	Offering Completion Date	Maturity Date	Stated Interest Rate	Aggregate Principal Amount Issued	Net Proceeds(1)	Initial Conversion Rate(2) (per $1,000 principal amount)	Conversion Price (per share)	Settlement Methods(3)

2025 Notes(4)	May 2020	November 15, 2025	0.25%	$1.21 billion	$1.19 billion	6.6620 shares	$150.11	Cash and/or shares

2028 Notes	May 2023	May 15, 2028	0.375%	$1.25 billion	$1.23 billion	6.1571 shares	$162.41	Cash and/or shares

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

(4) The 2025 Notes matured in November 2025 and we repaid the principal of $1.21 billion entirely in cash on the maturity date.
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
The following table outlines the conversion options related to our 2028 Notes:

Summary of Conversions Rights at the Option of the Holders for the 2028 Notes, or the Notes

Conversion Rights at the Option of the Holders
Holders of the Notes have the ability to convert all or a portion of their notes in multiples of $1,000 principal amount, at their option prior to 5:00 p.m., New York City time, on the business day immediately preceding February 15, 2028 for the 2028 Notes only under the following circumstances:

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

Circumstance 5(2)
Holders of the Notes may convert all or a portion of their notes regardless of the foregoing circumstances prior to the close of business on the second scheduled trading day immediately preceding the maturity date

(1) Circumstance 1 is available after the calendar quarter ended September 30, 2023 for the 2028 Notes.
(2) Circumstance 5 is available on or after February 15, 2028 for the 2028 Notes.

Summary of Conversion Right at the Option of the Company for the 2028 Notes

Conversion Right at Our Option(1)
Dexcom may redeem for cash all or part of the Notes, at its option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which Dexcom provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date

(1) Dexcom does not have the right to redeem the 2028 Notes prior to May 20, 2026. Dexcom has the right to redeem the 2028 Notes on or after May 20, 2026 and prior to February 15, 2028.

Conversion Activity for Senior Convertible Notes
There was no conversion activity for the 2025 Notes or 2028 Notes for the twelve months ended December 31, 2025.

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
The following table sets forth information related to availability and outstanding borrowings on our Amended Credit Agreement as of December 31, 2025:

(In millions)
Available principal amount	$200.0
Letters of credit sub-facility	25.0
Outstanding borrowings	—
Outstanding letters of credit	7.9
Total available balance	$192.1
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

Our obligations under the Amended Credit Agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of Dexcom and the guarantors, including all or a portion of the equity interests of our domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge). The Amended Credit Agreement contains covenants that limit certain indebtedness, liens, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents, and sale and leaseback transactions of Dexcom or any of its domestic subsidiaries. The Amended Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of December 31, 2025.
As of December 31, 2025, we have other guarantee facilities related to certain international operations that are partially collateralized, which are included in non-current “Other assets” on our consolidated balance sheets. These facilities are not significant to the consolidated financial statements.

5. Leases and Other Commitments

Leases
We have leases for certain machinery and facilities, including office, manufacturing and warehouse space facilities under various domestic and international operating and finance lease arrangements. We also have land leases in Penang, Malaysia that expire through 2082 and in Athenry, Ireland that expire in 3023 for the build-out of our international manufacturing facilities. Our leases, excluding our land leases in Malaysia and Ireland, have remaining lease terms of up to fifteen years. Some of the leases include one or more options to extend the leases for up to five years per option. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
The following table sets forth the maturities of our operating and finance lease liabilities as of December 31, 2025:

(In millions)	Operating Leases(1)	Finance Leases
2026	$25.9	$9.7
2027	21.4	7.8
2028	16.5	5.8
2029	9.9	5.5
2030	9.0	5.7
Thereafter	28.9	48.9
Total future lease cost	111.6	83.4
Less: Imputed interest	(16.6)	(22.9)
Present value of future payments	95.0	60.5
Less: Current portion	(21.6)	(6.7)
Long-term portion	$73.4	$53.8

(1) Total future lease cost excludes $9.3 million of legally binding minimum lease payments for leases signed but not yet commenced.
Certain lease agreements require us to return designated areas of leased space to its original condition upon termination of the lease agreement, for which we record an asset retirement obligation and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. In subsequent periods, the asset retirement obligation is accreted for the change in its present value and the capitalized asset is depreciated, both over the term of the associated lease agreement. Asset retirement obligations of $20.6 million and $17.0 million as of December 31, 2025 and 2024, respectively, are included in other long-term liabilities in our consolidated balance sheets.
The components of lease expense were as follows:

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023
Finance lease cost:
Amortization of finance leases	$8.3	$7.2	$6.5
Interest on lease liabilities	3.3	3.4	3.2
Operating lease cost	21.5	22.4	22.9
Short-term lease cost	5.1	3.8	2.4
Variable lease cost	8.4	9.0	8.3
Total lease cost	$46.6	$45.8	$43.3

Other information related to our leases is as follows:

	Twelve Months Ended December 31,
(Dollars in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28.6	$27.5	$28.1
Operating cash flows from finance leases	3.3	3.4	3.2
Financing cash flows from finance leases	6.9	13.0	4.7
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	30.4	8.8	7.5
Finance leases	$2.4	$14.6	$4.2
Weighted average remaining lease term:
Operating leases	5.9 years	4.2 years	5.0 years
Finance leases	12.0 years	12.6 years	14.1 years
Weighted average discount rate:
Operating leases	5.4%	6.1%	6.1%
Finance leases	5.3%	5.4%	5.3%
Amortization of operating lease right-of-use asset included in cash flows from operating activities in our consolidated statements of cash flows was $16.7 million, $16.7 million, and $16.5 million for the twelve months ended December 31, 2025, 2024 and 2023, respectively.

Purchase Commitments
We are party to various purchase arrangements related to our operational, manufacturing, and research and development activities. We had approximately $1.25 billion and $954.9 million of open purchase orders and other contractual obligations in the ordinary course of business, the majority of which are due within one year, as of December 31, 2025 and December 31, 2024, respectively.

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
Due to uncertainty surrounding the securities class action litigation, the derivative actions, and the G6 and G7 Class Action Litigation we are unable to reasonably estimate the ultimate outcome of any of the litigation matters at this time. We intend to defend against these claims vigorously in all of these actions.
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

7. Income Taxes
Income (loss) before income taxes subject to taxes in the following jurisdictions is as follows:

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023
United States	$961.4	$659.8	$732.4
Outside of the United States	127.0	49.2	(22.0)
Total	$1,088.4	$709.0	$710.4
Significant components of the provision for income taxes are as follows:

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023
Current:
Federal	$37.1	$157.4	$149.1
State	7.1	16.5	18.1
Foreign	25.7	2.7	56.7
Total current income taxes	69.9	176.6	223.9
Deferred:
Federal	169.7	(55.2)	(93.7)
State	16.0	(2.0)	14.6
Foreign	(3.5)	13.4	24.1
Total deferred income taxes	182.2	(43.8)	(55.0)
Total	$252.1	$132.8	$168.9
Income taxes paid are as follows:

Twelve Months Ended December 31,
(In millions)	2025
Federal	$68.0
State	10.6
Foreign	15.8
Total	$94.4
Significant loss and tax credit carryforwards and years of expiration are as follows:

	December 31,		Year of Expiration
(In millions)	2025	2024
Net operating loss:
Federal	$3.8	$12.1	2028
California	162.0	162.0	2037
Other states	5.1	5.8	2028

Tax credits:
Federal
Foreign tax credits	1.2	0.1	2032
California R&D credits	134.6	124.9	Indefinite
California AMT Credits	$0.5	$0.5	Indefinite

Utilization of net operating losses and credit carryforwards is subject to an annual limitation due to ownership change limitations provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. An ownership change limitation occurred in February 2009 resulting in an immaterial amount of U.S. research and development tax credits that will expire unused, and therefore, are not reflected in the credit carryforwards above or in the related deferred tax assets in the table below.
Significant components of our deferred tax assets and liabilities as of December 31, 2025 and 2024 are shown below. Significant judgment is required to evaluate the need for a valuation allowance against deferred tax assets. We review all available positive and negative evidence, including projections of pre-tax book income, earnings history, reliability of forecasting, and reversal of temporary differences. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon future earnings in applicable tax jurisdictions.

	December 31,
(In millions)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$12.6	$14.4
Capitalized research and development expenses	103.6	265.0
Tax credits	85.6	79.2
Share-based compensation	20.6	22.5
Fixed and intangible assets	187.3	263.6
Accrued liabilities and reserves	86.8	87.4
Convertible debt	11.3	16.0
Total gross deferred tax assets	507.8	748.1
Less: valuation allowance	(160.7)	(221.9)
Total net deferred tax assets	347.1	526.2
Deferred tax liabilities:
Fixed assets and acquired intangibles assets	(45.8)	(59.3)
Net unrealized gain on equity investments	(18.4)	—
Other	—	(0.3)
Total deferred tax liabilities	(64.2)	(59.6)
Net deferred tax assets (liabilities)	$282.9	$466.6
We maintain a valuation allowance of $160.7 million against our California research and development tax credits, foreign tax credits, and certain foreign intangible assets. During the year ended December 31, 2025, the valuation allowance decreased by $61.2 million primarily in connection with the intra-entity transfer of certain intellectual property and the generation of California research and development tax credits.

The reconciliation between our effective tax rate on income from continuing operations and the statutory rate, after the adoption of ASU 2023-09 on a prospective basis, is as follows:

	Twelve Months Ended December 31,
(In millions)	2025
U.S. Federal Statutory Rate	$228.6	21.0%
Increase (Decrease) Resulting From:
State and Local Income Tax, Net of Federal Income Tax Effect	16.4	1.5%
Foreign Tax Effects
Ireland
Change in Rate	63.6	5.8%
Change in Valuation Allowance	(74.5)	(6.8)%
Other	5.8	0.5%
Malaysia
Foreign rate differential	(14.8)	(1.4)%
Other	8.9	0.8%
Other foreign jurisdictions	6.7	0.6%
Effect of Cross-Border Taxes	3.0	0.3%
Tax Credits
Research and development credits	(13.6)	(1.2)%
Changes in Valuation Allowance	0.4	—%
Nontaxable or Nondeductible Items
Stock and officers compensation	16.1	1.5%
Other	2.5	0.2%
Changes in Unrecognized Tax Benefits	4.4	0.4%
Other	(1.4)	(0.1)%
Total	$252.1	23.2%
State taxes in Colorado and Florida made up the majority (greater than 50%) of the tax effect in the state and local income tax category.
The reconciliation between our effective tax rate on income from continuing operations and the statutory rate for prior years not impacted by the adoption of ASU 2023-09 is as follows:

	Twelve Months Ended December 31,
(In millions)	2024	2023
U.S. federal statutory tax rate	$148.9	$149.2
State income tax, net of federal benefit	10.2	7.8
Permanent items	10.5	(2.7)
Research and development credits	(24.6)	(28.3)
Foreign tax credit	(1.2)	—
Foreign rate differential	1.6	15.8
Stock and officers compensation	3.8	5.6
Collaboration agreement milestone share-based payment	(32.2)	(72.1)
Change in statutory tax rates	51.5	19.4
Intellectual property transfer	—	63.9
Other	6.7	0.3
Change in valuation allowance	(42.4)	10.0
Income taxes at effective rates	$132.8	$168.9

The following table summarizes the activity related to our gross unrecognized tax benefits:

(In millions)
Balance at January 1, 2023	$52.0
Increases related to prior year tax positions	0.8
Increases related to current year tax positions	6.6
Balance at December 31, 2023	59.4
Increases related to prior year tax positions	0.1
Increases related to current year tax positions	6.7
Balance at December 31, 2024	66.2
Increases related to prior year tax positions	0.2
Increases related to current year tax positions	5.7
Decreases related to prior year tax positions	(3.0)
Balance at December 31, 2025	$69.1
Of the total unrecognized tax benefits at December 31, 2025, 2024, and 2023, $40.8 million, $40.7 million and $37.0 million, respectively, would affect our annual effective tax rate if recognized. The indirect effect of the unrecognized tax benefits that, if recognized, would affect our annual effective tax rate is not material for all years presented. Also, the amount of unrecognized tax benefits that, if recognized, would result in adjustments to other tax accounts, is not material for all years presented. Interest and penalties are classified as a component of income tax expense and are not material for all years presented.
Due to our global business activities, we file income tax returns and are subject to routine compliance audits in numerous jurisdictions, including those material jurisdictions listed in the following table. The U.S. net operating losses generated since 2007 and utilized in recent years are open for examination. The years remaining subject to audit, by major jurisdiction, are as follows:

Jurisdiction	Fiscal Year
United States (Federal and state)	2007 - 2025
United Kingdom	2022 - 2025
Malaysia	2020 - 2025
Ireland	2023 - 2025
We currently operate under a Special Corporate Income Tax Preferential rate in the Philippines, which is in effect through 2031. The prior tax holiday ended in 2023. The impact of both the tax holiday and preferential rate is immaterial for all years presented. We have been granted a tax incentive by the Malaysian Investment Development Authority (MIDA) in Malaysia, which provides for a 0% tax holiday of up to 15 years based on our ability to meet certain conditions. The tax incentive had no effect on foreign taxes during 2023. In July 2025, the Malaysia Investment Development Authority, or MIDA, certified our achievement of the milestones and conditions related to our Malaysia income tax holiday. We have recorded a tax benefit related to the retroactive application of the tax holiday back to January 1, 2024.
We assert that any foreign earnings will be indefinitely reinvested, and accordingly, we have not recorded a liability for taxes associated with these undistributed earnings. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes.
On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law in the U.S., and includes a broad range of tax reform provisions which did not have a significant impact to the effective tax rate. The primary impact of this legislation is a reduction in our U.S. income tax liability and deferred tax asset related to the ability to currently deduct U.S.-based research expenses against U.S. income.
The Organization for Economic Co-operation and Development’s, or OECD, Pillar Two Initiative introduced a 15% global minimum tax for certain multinational groups exceeding minimum annual global revenue thresholds. As of December 31, 2025, the global minimum tax rules enacted in countries in which we operate, including the transitional safe harbor provisions, does not have a material impact on our consolidated financial statements.

8. Employee Benefit Plans and Stockholders’ Equity
Defined Contribution Plans
We offer various defined contribution plans for U.S. and international employees. The largest defined contribution plan is the 401(k) retirement plan (the 401(k) Plan) covering substantially all employees in the United States that meet certain age requirements. Employees who participate in the 401(k) Plan may contribute up to 90% of their compensation each year, subject to Internal Revenue Service limitations and the terms and conditions of the plan. Under the terms of the 401(k) Plan, we may elect to match a discretionary percentage of contributions. We match 50% of contributions up to 6% of eligible compensation. Total matching contributions under the 401(k) Plan were $17.2 million, $17.6 million and $14.9 million for the twelve months ended December 31, 2025, 2024 and 2023, respectively. Our contributions for other defined contribution plans are not significant for the twelve months ended December 31, 2025, 2024 and 2023.
Employee Stock Purchase Plan (“ESPP”)
The Amended and Restated 2015 Employee Stock Purchase Plan, “A&R 2015 ESPP”, amended and restated in May 2025, permits eligible employees to purchase shares of our common stock at semi-annual intervals through periodic payroll deductions during defined Offering Periods. Payroll deductions may not exceed 15% of the participant’s cash compensation subject to certain limitations, and the purchase price will be 85% of the lower of the fair market value of the common stock at either the beginning of the applicable Offering Period or the Purchase Date.
A total of 14.0 million shares of common stock are authorized for issuance under the A&R 2015 ESPP, which includes an additional 8.0 million shares approved by stockholders in May 2025. We issued approximately 0.4 million, 0.4 million and 0.3 million shares of common stock under the A&R 2015 ESPP during the twelve months ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, approximately 9.7 million shares remained available for future issuance under the A&R 2015 ESPP.
Equity Incentive Plans
The Amended and Restated 2015 Equity Incentive Plan, “Amended A&R 2015 EIP”, amended and restated in May 2025, provides for the grant of incentive and nonstatutory stock options, restricted stock, stock bonuses, stock appreciation rights, RSUs, and PSUs to employees, directors or consultants of the Company.
A total of 42.6 million shares of common stock are authorized for issuance under the Amended A&R 2015 EIP, which includes an additional 3.4 million shares approved by stockholders in May 2025. As of December 31, 2025, approximately 14.1 million shares remained available for future issuance under the Amended A&R 2015 EIP.
RSU awards typically vest in annual installments over three or four years and vesting is subject to continued service. PSUs are granted to a group of senior officers and the number of shares of our common stock to be received at vesting will range from 0% to 200% of the target award based on the achievement of pre-established performance and market goals. PSUs vest approximately three years from the date of grant, subject to continued employment through that date and certification by the Compensation Committee. We issue new shares of common stock to satisfy RSU and PSU vestings.
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

The following table summarizes our treasury share activity:

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023
Shares received from Note Hedge	—	—	12.2
Shares issued in connection with the Restated Collaboration Agreement	—	(1.5)	(3.7)
Shares repurchased under share repurchase programs	7.7	10.4	4.7
Shares repurchased with 2028 Notes proceeds	—	—	1.6
Shares issued in connection with 2023 Warrants	—	(12.5)	—
2025 Share Repurchase Program
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
For the twelve months ended months ended December 31, 2025, we repurchased 7.7 million shares of our common stock for $500.0 million under the 2025 Share Repurchase Program.
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
The 2023 ASR was a forward contract indexed to our own common stock. The forward contracts met all of the applicable criteria for equity classification, so we did not account for them as a derivative instrument. We have reflected the shares delivered to us by the financial institution as treasury shares as of the dates they were delivered to us in computing weighted average shares outstanding for both basic and diluted net income per share.

Equity Award Activity
A summary of RSU and PSU activity under the Amended A&R 2015 EIP is as follows:

		Nonvested RSU and PSU Activity
(In millions, except weighted average grant date fair value)	Shares Available for Grant	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance at December 31, 2022	15.3	2.9	$94.08
Granted	(1.6)	1.6	112.01
Vested	—	(1.4)	88.57
Forfeited	0.2	(0.2)	106.34
Balance at December 31, 2023	13.9	2.9	105.98	$361.2
Granted	(1.7)	1.7	131.17
Vested	—	(1.3)	102.09
Forfeited	0.3	(0.3)	115.59
Balance at December 31, 2024	12.5	3.0	121.17	234.1
Additional shares authorized	3.4	—	—
Granted	(2.5)	2.5	78.75
Vested	—	(1.4)	114.95
Forfeited	0.7	(0.7)	113.04
Balance at December 31, 2025	14.1	3.4	$94.48	$226.3
The total vest-date fair value of RSUs and PSUs that vested during the twelve months ended December 31, 2025, 2024 and 2023 was $106.1 million, $174.5 million and $157.8 million, respectively. As of December 31, 2025, 3.1 million unvested RSUs and 0.3 million unvested PSUs were outstanding under the Amended A&R 2015 EIP.
Share-Based Compensation
Our share-based compensation expense is associated with RSUs, PSUs, and ESPP. The following table summarizes our share-based compensation expense included in our consolidated statements of operations:

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023
Cost of sales	$10.9	$14.4	$14.6
Research and development	49.2	52.2	45.5
Selling, general and administrative	99.5	103.8	90.7
Total share-based compensation expense	$159.6	$170.4	$150.8

Total tax benefit related to share-based compensation expense	$24.9	$43.8	$40.0
As of December 31, 2025, unrecognized estimated compensation costs related to RSUs and PSUs totaled $190.7 million and are expected to be recognized over a weighted-average period of approximately 1.7 years.
We value RSUs at the date of grant using the intrinsic value method. We estimate the fair value of PSUs at the date of grant using the intrinsic value method and the probability that the specified performance criteria will be met. We estimate the fair value of ESPP purchase rights on the date of grant using the Black-Scholes option pricing model and the assumptions below:

	Twelve Months Ended December 31,
	2025	2024	2023
Risk free interest rate	3.99% - 4.31%	4.80% - 5.27%	5.20% - 5.47%
Dividend yield	—%	—%	—%
Expected volatility of Dexcom common stock	32% - 48%	42% - 85%	34% - 48%
Expected life (in years)	0.5	0.5	0.5

9. Business Segment and Geographic Information
We manage our business on a global consolidated basis within one operating and one reportable segment, which is consistent with how our chief operating decision maker (CODM) reviews our business, makes investment and resource allocation decisions, and assesses operating performance. The majority of our revenue is generated in the United States. Our reportable segment derives revenues from the sale of disposable sensors and our Reusable Hardware. Effective September 14, 2025 through December 31, 2025, our President and Chief Operating Officer, assumed the role of interim principal executive officer and CODM. This did not result in a change to our segments.
The measures of segment profit or loss that are most consistent with U.S. GAAP used by the CODM to assess performance and allocate resources are operating income and net income. Our CODM also reviews total assets, as reported on our consolidated balance sheets, and purchases of property and equipment, as reported on our consolidated statements of cash flows.
Our CODM uses operating income and net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the Company, monitor budget versus actual results, acquire companies, or invest in other companies.
The following table sets forth our segment information for revenue, measures of segment profit or loss, and significant expenses:

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023
Revenue	$4,662.0	$4,033.0	$3,622.3
Less:
Cost of sales (1)	1,860.1	1,594.8	1,333.4
Payroll related expenses	885.0	767.1	726.9
Stock-based compensation expense	148.7	156.0	136.2
Marketing expense	310.3	298.7	264.6
Travel related expenses	64.4	64.8	55.3
Supply expenses and clinical trials	61.6	64.5	46.5
Consulting & professional fees	139.0	227.8	222.2
Equipment, office & facility expenses	92.2	83.8	84.7
IT software and data	144.3	130.6	106.6
Depreciation and amortization	39.5	39.9	41.9
Other segment items (2)	5.1	5.0	6.3
Operating income	911.8	600.0	597.7
Other income, net	176.6	109.0	112.7
Income tax expense	252.1	132.8	168.9
Net income	$836.3	$576.2	$541.5

(1) Includes amounts stated in other significant expense captions.
(2) Other segment items are primarily composed of impairment of assets and bad debt expense.

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023
Other segment disclosures
Depreciation and amortization (1)	$251.8	$217.7	$186.0
Expenditures for long-lived assets	$363.5	$358.8	$236.6
Significant noncash items other than depreciation and amortization expense:
Deferred income tax expense (benefit)	$182.2	$(43.8)	$(55.0)
Net (gains) losses on equity investments	$(78.1)	$1.4	$(1.9)

(1) Includes depreciation and amortization recorded in both cost of sales and operating expenses.

See Note 3 “Balance Sheet Details and Other Financial Information—Other Income, Net” for information about our interest income and interest expense.
See Note 8 “Employee Benefit Plans and Stockholders’ Equity—Share-Based Compensation” for information about our share-based compensation expense.
Disaggregation of Revenue
We disaggregate revenue by major sales channel and by geographic region. We have determined that disaggregating revenue into these categories achieves the ASC Topic 606 disclosure objectives of depicting how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
See Note 1 “Organization and Significant Accounting Policies—Concentration of Credit Risk and Significant Customers” for information about our major customers that represent 10% or more of our total revenue.
Revenue by Customer Sales Channel and Geographic Region
We sell our CGM systems through a direct sales organization and through distribution arrangements that allow distributors to sell our products. We also disaggregate our revenue by our two primary geographical markets, the United States and International, based on the geographic location to which we deliver the components.
The following table presents our revenue disaggregated by major sales channel and geographic region:

	Twelve Months Ended December 31,
	2025			2024			2023
(In millions)	United States	International	Total	United States	International	Total	United States	International	Total
Distributor	$3,195.7	$763.3	$3,959.0	$2,824.4	$605.7	$3,430.1	$2,587.2	$508.4	$3,095.6
Direct	139.2	563.8	703.0	65.4	537.5	602.9	38.1	488.6	526.7
Total revenue	$3,334.9	$1,327.1	$4,662.0	$2,889.8	$1,143.2	$4,033.0	$2,625.3	$997.0	$3,622.3
During the twelve months ended December 31, 2025, 2024 and 2023, no individual country outside the United States generated revenue that represented more than 10% of our total revenue.
Long-Lived Assets by Geographic Region
The following table presents our long-lived assets, which consists of property and equipment, net, and operating lease right-of-use assets by geographic region:

	December 31,
(In millions)	2025	2024
Ireland	$438.8	$185.7
Malaysia	684.4	632.1
United States	406.1	464.6
Other countries	108.0	120.3
Total long-lived assets	$1,637.3	$1,402.7

DexCom, Inc.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Twelve Months Ended December 31,
Allowance for doubtful accounts	2025	2024	2023
Beginning Balance	$9.2	$9.3	$7.3
Provision for doubtful accounts	3.3	(0.1)	2.0
Write-offs and adjustments	—	—	—
Recoveries	—	—	—
Ending Balance	$12.5	$9.2	$9.3