Form 10-Q
period 2026-03-31
DEXCOM INC
filed 2026-04-30
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 23, 2026, there were 385,872,977 shares of the registrant’s common stock outstanding.

DexCom, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Except for historical financial information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements include declarations regarding our operations, financial condition and prospects, and business strategies, and are based on management’s intent, beliefs, expectations, and assumptions as of the date of this report. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties and other factors, some of which are beyond our control. Actual results could differ materially from those indicated or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to: (i) that the information is of a preliminary nature and may be subject to further adjustment; (ii) those risks and uncertainties identified under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission, or the SEC, on February 12, 2026, together with any updates identified under “Risk Factors” in our subsequently filed Quarterly Reports on Form 10-Q; and (iii) the other risks detailed from time-to-time in our other reports and registration statements filed with the SEC. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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
“Dexcom”, “Dexcom Clarity”, “Dexcom Follow”, “Dexcom One”, “Dexcom One+”, “Dexcom Share”, “Stelo”, and any related logos and design marks appearing in this Quarterly Report on Form 10-Q are either registered trademarks or trademarks of DexCom, Inc. in the United States and/or other countries. Other service marks, trademarks and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except share and par value data)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,118.2	$917.7
Short-term marketable securities	1,297.0	1,081.0
Accounts receivable, net	1,088.6	1,216.1
Inventory	693.6	629.1
Prepaid and other current assets	134.3	189.4
Total current assets	4,331.7	4,033.3
Property and equipment, net	1,559.7	1,559.9
Operating lease right-of-use assets	73.1	77.4
Goodwill	24.2	24.2
Intangibles, net	62.6	70.8
Deferred tax assets	296.1	295.6
Other assets	285.9	278.7
Total assets	$6,633.3	$6,339.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,073.9	$1,944.0
Accrued payroll and related expenses	121.8	169.2
Short-term operating lease liabilities	20.5	21.6
Other current liabilities	7.6	7.7
Total current liabilities	2,223.8	2,142.5
Long-term senior convertible notes	1,241.8	1,240.9
Long-term operating lease liabilities	69.0	73.4
Other long-term liabilities	141.8	137.1
Total liabilities	3,676.4	3,593.9
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 million shares authorized; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 800.0 million shares authorized; 412.3 million and 385.9 million shares issued and outstanding, respectively, at March 31, 2026; and 410.7 million and 384.8 million shares issued and outstanding, respectively, at December 31, 2025	0.4	0.4
Additional paid-in capital	2,337.5	2,281.5
Accumulated other comprehensive income	106.2	115.0
Retained earnings	2,633.4	2,433.9
Treasury stock, at cost; 26.4 million shares at March 31, 2026 and 25.9 million shares at December 31, 2025	(2,120.6)	(2,084.8)
Total stockholders’ equity	2,956.9	2,746.0
Total liabilities and stockholders’ equity	$6,633.3	$6,339.9
See accompanying notes

DexCom, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2026	2025
Revenue	$1,191.9	$1,036.0
Cost of sales	441.6	447.0
Gross profit	750.3	589.0
Operating expenses:
Research and development	145.3	145.2
Selling, general and administrative	349.7	310.1
Total operating expenses	495.0	455.3
Operating income	255.3	133.7
Other income, net	14.2	20.6
Income before income taxes	269.5	154.3
Income tax expense	70.0	48.9
Net income	$199.5	$105.4

Basic net income per share	$0.52	$0.27
Shares used to compute basic net income per share	385.1	391.1
Diluted net income per share	$0.51	$0.27
Shares used to compute diluted net income per share	393.6	407.5
See accompanying notes

DexCom, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Net income	$199.5	$105.4
Other comprehensive income (loss), net of tax:
Translation adjustments and other	(6.5)	10.0
Unrealized gain (loss) on marketable debt securities	(2.3)	0.2
Total other comprehensive income (loss), net of tax	(8.8)	10.2
Comprehensive income	$190.7	$115.6
See accompanying notes

DexCom, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2026
				Accumulated Other Comprehensive Income (Loss)
(In millions)	Common Stock		Additional Paid-In Capital	Translation Adjustments and Other	Net Unrealized Gain (Loss) on Marketable Securities	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	384.8	$0.4	$2,281.5	$113.8	$1.2	$2,433.9	$(2,084.8)	$2,746.0
Issuance of common stock under equity incentive plans	1.4	—	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.2	—	12.7	—	—	—	—	12.7
Common stock withheld related to net share settlement of equity awards	(0.5)	—	—	—	—	—	(35.8)	(35.8)
Share-based compensation expense	—	—	43.3	—	—	—	—	43.3
Net income	—	—	—	—	—	199.5	—	199.5
Other comprehensive loss, net of tax	—	—	—	(6.5)	(2.3)	—	—	(8.8)
Balance at March 31, 2026	385.9	$0.4	$2,337.5	$107.3	$(1.1)	$2,633.4	$(2,120.6)	$2,956.9

	Three Months Ended March 31, 2025
				Accumulated Other Comprehensive Income (Loss)
(In millions)	Common Stock		Additional Paid-In Capital	Translation Adjustments and Other	Net Unrealized Gain on Marketable Securities	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	390.7	$0.4	$2,093.8	$(8.4)	$0.4	$1,597.6	$(1,581.2)	$2,102.6
Issuance of common stock under equity incentive plans	1.2	—	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.2	—	14.2	—	—	—	—	14.2
Share-based compensation expense	—	—	34.2	—	—	—	—	34.2
Net income	—	—	—	—	—	105.4	—	105.4
Other comprehensive income, net of tax	—	—	—	10.0	0.2	—	—	10.2
Balance at March 31, 2025	392.1	$0.4	$2,142.2	$1.6	$0.6	$1,703.0	$(1,581.2)	$2,266.6
See accompanying notes

DexCom, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Operating activities
Net income	$199.5	$105.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	67.1	60.0
Share-based compensation	43.3	34.2
Non-cash interest expense	1.0	1.9
Deferred income taxes	0.3	(5.8)
Net losses on equity investments	—	4.2
Other non-cash income and expenses	—	(16.5)
Changes in operating assets and liabilities:
Accounts receivable, net	124.6	(148.9)
Inventory	(65.2)	6.2
Prepaid and other assets	51.0	16.5
Operating lease right-of-use assets and liabilities, net	(1.3)	(0.9)
Accounts payable and accrued liabilities	145.1	125.4
Accrued payroll and related expenses	(47.1)	(0.6)
Deferred revenue and other liabilities	7.3	2.7
Net cash provided by operating activities	525.6	183.8
Investing activities
Purchases of marketable securities	(688.6)	(462.5)
Proceeds from sale and maturity of marketable securities	468.2	650.2
Purchases of property and equipment	(76.6)	(87.0)
Purchases of non-marketable equity securities	(1.5)	—
Other investing activities	—	(0.5)
Net cash provided by (used in) investing activities	(298.5)	100.2
Financing activities
Net proceeds from issuance of common stock	12.7	14.2
Payments for taxes related to net share settlement of equity awards	(35.8)	—
Other financing activities	(1.9)	(1.7)
Net cash provided by (used in) financing activities	(25.0)	12.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.8)	2.3
Increase in cash, cash equivalents and restricted cash	199.3	298.8
Cash, cash equivalents and restricted cash, beginning of period	919.1	607.3
Cash, cash equivalents and restricted cash, end of period	$1,118.4	$906.1

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,118.2	$904.9
Restricted cash	0.2	1.2
Total cash, cash equivalents and restricted cash	$1,118.4	$906.1

Supplemental disclosure of non-cash investing and financing transactions:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$50.4	$57.6
Right-of-use assets obtained in exchange for operating lease liabilities	$0.4	$—
Right-of-use assets obtained in exchange for finance lease liabilities	$2.0	$1.1
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
Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the fiscal year ended December 31, 2025 included in the Annual Report on Form 10-K that we filed with the SEC on February 12, 2026.
These condensed consolidated financial statements include the accounts of DexCom, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
We have reclassified certain prior period amounts to conform to the current period presentation.
We determine the functional currencies of our international subsidiaries by reviewing the environment where each subsidiary primarily generates and expends cash. For international subsidiaries whose functional currencies are the local currencies, we translate the financial statements into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for each period for revenue, costs and expenses. We include translation-related adjustments in comprehensive income and in accumulated other comprehensive income in the equity section of our condensed consolidated balance sheets. We record gains and losses resulting from transactions with customers and vendors that are denominated in currencies other than the functional currency and from certain intercompany transactions in other income, net in our condensed consolidated statements of operations.

Significant Accounting Policies
There were no material changes during the three months ended March 31, 2026 to our significant accounting policies as described in Note 1 “Organization and Significant Accounting Policies” to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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
As of March 31, 2026 and December 31, 2025, accounts receivable included unbilled amounts of $16.9 million. We expect to invoice and collect all unbilled accounts receivable within twelve months.
We record deferred revenue when cash payments have been received prior to satisfaction of the related performance obligation. Our performance obligations are generally satisfied within twelve months of the initial contract date. As of March 31, 2026 and December 31, 2025, the current deferred revenue balances were not material.

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
Potentially dilutive common shares consist of shares issuable from restricted stock units, or RSUs, performance stock units, or PSUs, and our senior convertible notes. Other instruments, including warrants and sales‑based milestones, are evaluated when applicable. Potentially dilutive common shares issuable upon vesting of RSUs and PSUs are determined using the average share price for each period under the treasury stock method. Potentially dilutive common shares issuable upon conversion of our senior convertible notes are determined using the if-converted method.
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
(In millions, except per share data)	2026	2025
Net income	$199.5	$105.4
Add back interest expense, net of tax attributable to assumed conversion of senior convertible notes	1.6	2.9
Net income - diluted	$201.1	$108.3

Net income per common share
Basic	$0.52	$0.27
Diluted	$0.51	$0.27

Basic weighted average shares outstanding	385.1	391.1
Dilutive potential securities:
RSUs and PSUs	0.8	0.7
Senior convertible notes	7.7	15.7
Diluted weighted average shares outstanding	393.6	407.5

Outstanding anti-dilutive securities not included in the calculations of diluted net income per share attributable to common stockholders were as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
RSUs and PSUs	0.6	1.2

Recent Accounting Guidance
Recently Adopted Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversion and Other Options. The ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The ASU is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. The ASU may be applied on either a prospective or a retrospective basis. We adopted this standard in the first quarter of 2026 on a prospective basis and there was no material impact on our condensed consolidated financial statements.
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
The following table summarizes financial assets that we measured at fair value on a recurring basis as of March 31, 2026, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$524.4	$13.8	$—	$538.2

Debt securities, available-for-sale:
U.S. government agencies (1)	—	483.6	—	483.6
Commercial paper	—	137.6	—	137.6
Corporate debt	—	675.8	—	675.8
Total debt securities, available-for-sale	—	1,297.0	—	1,297.0

Other long-term assets:
Convertible notes receivable	—	—	10.5	10.5
Other assets (2)	20.1	—	—	20.1

Total assets measured at fair value on a recurring basis	$544.5	$1,310.8	$10.5	$1,865.8
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
There were no transfers into or out of Level 3 securities during the three months ended March 31, 2026 and March 31, 2025.
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
As of March 31, 2026 and December 31, 2025, the notional amounts of outstanding foreign currency forward contracts were $252.4 million and $229.3 million, respectively. The resulting impact on our condensed consolidated financial statements from currency hedging activities was not significant for the three months ended March 31, 2026 and March 31, 2025.
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
The carrying values of our non-marketable equity investments were $219.5 million as of March 31, 2026 and $218.0 million as of December 31, 2025. During the three months ended March 31, 2026 and March 31, 2025, we did not record any upward adjustments.
For our non-marketable equity investments held as of March 31, 2026, the cumulative upward adjustments for observable price changes were $82.5 million and cumulative downward adjustments and impairments were not significant.
During the three months ended March 31, 2026 and March 31, 2025, net unrealized gains (losses) on non-marketable equity investments were not significant.
There were no significant impairment losses on assets and liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2026 and March 31, 2025.

3. Balance Sheet Details and Other Financial Information

Short-Term Marketable Securities
Short-term marketable securities, consisting of available-for-sale debt securities were as follows:

	March 31, 2026
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies (1)	$483.8	$0.2	$(0.4)	$483.6
Commercial paper	137.9	—	(0.3)	137.6
Corporate debt	676.8	0.1	(1.1)	675.8
Total debt securities, available-for-sale	$1,298.5	$0.3	$(1.8)	$1,297.0
(1)Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.

	December 31, 2025
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies (1)	$356.6	$0.7	$—	$357.3
Commercial paper	123.4	—	—	123.4
Corporate debt	599.4	0.9	—	600.3
Total debt securities, available-for-sale	$1,079.4	$1.6	$—	$1,081.0
(1)Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.
As of March 31, 2026, the estimated market values of our short-term debt securities with contractual maturities up to 12 months and up to 18 months were $1.08 billion and $212.2 million, respectively. As of December 31, 2025, the estimated market value of our short-term debt securities with contractual maturities up to 12 months was $1.08 billion. Gross realized gains and losses on sales of our short-term debt securities for the three months ended March 31, 2026 and March 31, 2025 were not significant.
We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities at March 31, 2026 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Inventory

(In millions)	March 31, 2026	December 31, 2025
Raw materials	$247.9	$257.6
Work-in-process	136.0	105.0
Finished goods	309.7	266.5
Total inventory	$693.6	$629.1
We recorded excess and obsolete inventory charges of $38.6 million and $28.2 million, during the three months ended March 31, 2026 and 2025, respectively. These charges are recorded in cost of sales and reflect reserves established through our ongoing evaluation of quality control data, forecasted demand, analysis of risk exposure, and the continued improvement and innovation of our products.

Prepaid and Other Current Assets

(In millions)	March 31, 2026	December 31, 2025
Prepaid expenses	$67.9	$66.4
Deferred compensation plan assets	20.1	20.0
Income tax receivables	6.2	60.8
Indirect tax receivables	10.4	13.0
Other current assets	29.7	29.2
Total prepaid and other current assets	$134.3	$189.4

Property and Equipment

(In millions)	March 31, 2026	December 31, 2025
Building	$325.6	$319.7
Computer software and hardware	91.6	87.8
Furniture and fixtures	42.1	41.0
Land and land improvements	58.3	58.3
Leasehold improvements	302.0	302.1
Machinery and equipment	1,014.9	1,016.3
Construction in progress	631.1	593.5
Total cost	2,465.6	2,418.7
Less: accumulated depreciation and amortization	(905.9)	(858.8)
Total property and equipment, net	$1,559.7	$1,559.9

Other Assets

(In millions)	March 31, 2026	December 31, 2025
Non-marketable equity securities	$219.5	$218.0
Capitalized software	18.1	19.1
Long-term deposits	23.8	17.2
Other assets	24.5	24.4
Total other assets	$285.9	$278.7

Accounts Payable and Accrued Liabilities

(In millions)	March 31, 2026	December 31, 2025
Accounts payable trade	$394.3	$344.3
Accrued rebates	1,546.7	1,487.6
Accrued tax, audit, and legal fees	25.0	27.0
Accrued warranty	9.2	10.4
Deferred compensation plan liabilities	20.1	20.0
Income tax payable	30.1	8.9
Other accrued liabilities	48.5	45.8
Total accounts payable and accrued liabilities	$2,073.9	$1,944.0

Accrued Payroll and Related Expenses

(In millions)	March 31, 2026	December 31, 2025
Accrued wages, bonus and taxes	$96.5	$134.6
Other accrued employee benefits	25.3	34.6
Total accrued payroll and related expenses	$121.8	$169.2

Other Long-Term Liabilities

(In millions)	March 31, 2026	December 31, 2025
Asset retirement obligation	$20.8	$20.6
Finance lease obligations	53.5	53.8
Income tax payable	51.3	46.6
Other liabilities	16.2	16.1
Total other long-term liabilities	$141.8	$137.1

Other Income, Net

	Three Months Ended March 31,
(In millions)	2026	2025
Interest and dividend income	$19.5	$28.5
Interest expense	(3.1)	(4.7)
Net gains (losses) on equity investments	—	(4.2)
Other income (expense), net	(2.2)	1.0
Total other income, net	$14.2	$20.6

4. Debt

Senior Convertible Notes
As of March 31, 2026 and December 31, 2025, the if-converted value of our unsecured senior convertible notes due 2028, or 2028 Notes, did not exceed their outstanding principal amount. Our unsecured senior convertible notes due 2025, or 2025 Notes, matured in November 2025 and we repaid the principal of $1.21 billion entirely in cash on the maturity date.
The carrying amounts of our senior convertible notes were as follows:

(In millions)	March 31, 2026	December 31, 2025
Principal amount:
2028 Notes	1,250.0	1,250.0
Unamortized debt issuance costs	(8.2)	(9.1)
Carrying amount of senior convertible notes	$1,241.8	$1,240.9
The following table summarizes the components of interest expense and the effective interest rates for our senior convertible notes:

	Three Months Ended March 31,
(In millions)	2026	2025
Cash interest expense:
Contractual coupon interest (1)	$1.2	$1.9
Non-cash interest expense:
Amortization of debt issuance costs	0.9	1.8
Total interest expense recognized on senior notes	$2.1	$3.7

Effective interest rate:
2025 Notes	*	0.5%
2028 Notes	0.7%	0.7%

(1) Interest on the 2025 Notes began accruing upon issuance and was payable semi-annually on May 15 and November 15 of each year until the 2025 Notes matured in November 2025. Interest on the 2028 Notes began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year.

* Not applicable as no notes were outstanding in the relevant period.
Fair Value of Senior Convertible Notes
The fair value, based on trading prices (Level 1 inputs), of our senior convertible notes were as follows:

	Fair Value Measurements Using Level 1
(In millions)	March 31, 2026	December 31, 2025
2028 Notes	1,152.9	1,152.1

Convertible Debt Summary
The following table summarizes key details of the 2028 Notes:

Senior Convertible Notes	Offering Completion Date	Maturity Date	Stated Interest Rate	Aggregate Principal Amount Issued	Net Proceeds(1)	Initial Conversion Rate(2) (per $1,000 principal amount)	Conversion Price (per share)	Settlement Methods(3)

2028 Notes	May 2023	May 15, 2028	0.375%	$1.25 billion	$1.23 billion	6.1571 shares	$162.41	Cash and/or shares

(1) Net proceeds are calculated by deducting the initial purchasers’ discounts and estimated costs directly related to the offering from the aggregate principal amount of the applicable series of notes.

(2) Subject to adjustments as defined in the applicable indentures.
(3) The 2028 Notes may be settled upon conversion in cash, stock, or a combination thereof, solely at our discretion.
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
There was no conversion activity for the 2028 Notes for the three months ended March 31, 2026.

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
The following table sets forth information related to availability and outstanding borrowings on our Amended Credit Agreement as of March 31, 2026:

(In millions)
Available principal amount	$200.0
Letters of credit sub-facility	25.0
Outstanding borrowings	—
Outstanding letters of credit	8.8
Total available balance	$191.2
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
Our obligations under the Amended Credit Agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of Dexcom and the guarantors, including all or a portion of the equity interests of our domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge). The Amended Credit Agreement contains covenants that limit certain indebtedness, liens, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents, and sale and leaseback transactions of Dexcom or any of its domestic subsidiaries. The Amended Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of March 31, 2026.
As of March 31, 2026, we have other guarantee facilities related to certain international operations that are partially collateralized, which are included in non-current “Other assets” on our condensed consolidated balance sheets. These facilities are not significant to the condensed consolidated financial statements.

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
Due to uncertainty surrounding the securities class action litigation, the derivative actions, and the G6 and G7 Class Action Litigation, we are unable to reasonably estimate the ultimate outcome of any of the litigation matters at this time. We intend to defend against these claims vigorously in all of these actions.
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

6. Income Taxes
We estimate our annual effective tax rate to be 22.7% for the full year 2026, which differs from the U.S. federal statutory rate due to state and foreign income taxes, federal taxation of international operations, and nondeductible executive compensation, partially offset by federal tax credits generated. Our actual effective tax rate of 26.0% for the three months ended March 31, 2026 compared to the estimated annual effective tax rate of 22.7%, was higher primarily due to shortfalls recognized for employee share-based compensation, net of disallowed executive compensation.
The Organization for Economic Co-operation and Development’s, or OECD, Pillar Two Initiative introduced a 15% global minimum tax for certain multinational groups exceeding minimum annual global revenue thresholds. As of March 31, 2026, the global minimum tax rules enacted in countries in which we operate, including the transitional safe harbor provisions, do not have a material impact on our condensed consolidated financial statements.

7. Stockholders’ Equity
Share-Based Compensation
Our share-based compensation expense is associated with RSUs, PSUs, and our Employee Stock Purchase Plan, or ESPP. The following table summarizes our share-based compensation expense included in our condensed consolidated statements of operations:

	Three Months Ended March 31,
(In millions)	2026	2025
Cost of sales	$2.8	$3.2
Research and development	11.6	12.8
Selling, general and administrative	28.9	18.2
Total share-based compensation expense	$43.3	$34.2
As of March 31, 2026, unrecognized estimated compensation costs related to RSUs and PSUs totaled $312.0 million and are expected to be recognized over a weighted-average period of approximately 2.4 years.
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
During the three months ended March 31, 2026, we did not repurchase any shares of our common stock under the 2025 Share Repurchase Program. During the twelve months ended December 31, 2025, we repurchased 7.7 million shares of our common stock for $500.0 million under the 2025 Share Repurchase Program.
During the three months ended March 31, 2026, 0.5 million of common shares were withheld to satisfy employee tax withholding obligations related to net share settlement.
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
The following table sets forth our segment information for revenue, measures of segment profit or loss, and significant expenses:

	Three Months Ended March 31, 2026
(In millions)	2026	2025
Revenue	$1,191.9	$1,036.0
Less:
Cost of sales (1)	441.6	447.0
Payroll related expenses	224.4	220.2
Stock-based compensation expense	40.5	31.0
Marketing expense	85.6	70.4
Travel related expenses	21.5	19.6
Supply expenses and clinical trials	10.8	13.7
Consulting & professional fees	35.2	32.7
Equipment, office & facility expenses	27.3	21.5
IT software and data	38.3	35.1
Depreciation and amortization	11.7	9.2
Other segment items (2)	(0.3)	1.9
Operating income	255.3	133.7
Other income, net	14.2	20.6
Income tax expense	70.0	48.9
Net income	$199.5	$105.4

(1) Includes amounts stated in other significant expense captions.
(2) Other segment items are primarily composed of impairment of assets and bad debt expense.

	Three Months Ended March 31,
(In millions)	2026	2025
Other segment disclosures
Depreciation and amortization (1)	$67.1	$60.0
Expenditures for long-lived assets	$76.6	$87.0
Significant noncash items other than depreciation and amortization expense:
Deferred income tax expense (benefit)	$0.3	$(5.8)
Net losses on equity investments	$—	$4.2

(1) Includes depreciation and amortization recorded in both cost of sales and operating expenses.

See Note 3 “Balance Sheet Details and Other Financial Information—Other Income, Net” for information about our interest income and interest expense.
See Note 7 “Stockholders’ Equity—Share-Based Compensation” for information about our share-based compensation expense.
Revenue by Customer Sales Channel and Geographic Region
We sell our CGM systems through a direct sales organization and through distribution arrangements that allow distributors to sell our products. We also disaggregate our revenue by our two primary geographical markets, the United States and International, based on the geographic location to which we deliver the components.
The following table presents our revenue disaggregated by major sales channel and geographic region:

	Three Months Ended March 31,
	2026			2025
(In millions)	United States	International	Total	United States	International	Total
Distributor	$796.9	$213.4	$1,010.3	$720.6	$159.4	$880.0
Direct	35.4	146.2	181.6	29.9	126.1	156.0
Total revenue	$832.3	$359.6	$1,191.9	$750.5	$285.5	$1,036.0
During the three months ended March 31, 2026, and March 31, 2025, no individual country outside the United States generated revenue that represented more than 10% of our total revenue.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are not purely historical regarding Dexcom’s or its management’s intentions, beliefs, expectations and strategies for the future. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, deal with future events, are subject to various risks and uncertainties, and actual results could differ materially from those anticipated in those forward looking statements. The risks and uncertainties that could cause actual results to differ materially are more fully described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 12, 2026, together with any updates identified under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, elsewhere in this Quarterly Report on Form 10-Q, and in our other reports filed with the SEC. We assume no obligation to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform these forward-looking statements to actual results. You should read the following discussion and analysis together with our condensed consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting estimates during the three months ended March 31, 2026.

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue, gross profit, operating income, net income, and operating cash flow.
Key Highlights for the Three Months Ended March 31, 2026 include the following:

Revenue	Gross Profit	Operating Income	Net Income	Operating Cash Flow
$1.19 billion	$750.3 million	$255.3 million	$199.5 million	$525.6 million
up 15% from the same period in 2025	up 27% from the same period in 2025	up 91% from the same period in 2025	up 89% from the same period in 2025	up 186% from the same period in 2025
We ended the first quarter of 2026 with cash, cash equivalents and short-term marketable securities totaling $2.42 billion.

Results of Operations

Financial Overview

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
	Three Months Ended March 31,				2026 - 2025
(In millions, except per share amounts)	2026	% of Revenue (1)	2025	% of Revenue (1)	$ Change	% Change
Revenue	$1,191.9	100%	$1,036.0	100%	$155.9	15%
Cost of sales	441.6	37%	447.0	43%	(5.4)	(1)%
Gross profit	750.3	62.9%	589.0	56.9%	161.3	27%
Operating expenses:
Research and development	145.3	12%	145.2	14%	0.1	—%
Selling, general and administrative	349.7	29%	310.1	30%	39.6	13%
Total operating expenses	495.0	42%	455.3	44%	39.7	9%
Operating income	255.3	21%	133.7	13%	121.6	91%
Other income, net	14.2	1%	20.6	2%	(6.4)	(31)%
Income before income taxes	269.5	23%	154.3	15%	115.2	75%
Income tax expense	70.0	6%	48.9	5%	21.1	43%
Net income	$199.5	17%	$105.4	10%	$94.1	89%

Basic net income per share	$0.52	**	$0.27	**	$0.25	93%
Diluted net income per share	$0.51	**	$0.27	**	$0.24	89%

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

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Revenue and Gross Profit Margin %
$1,036.0 M
56.9%
2025
$1,191.9 M
62.9%
2026
Revenue
Gross Profit Margin %

	Three Months Ended March 31,
	2026			2025
(In millions)	United States	International	Total	United States	International	Total
Distributor	$796.9	$213.4	$1,010.3	$720.6	$159.4	$880.0
Direct	35.4	146.2	181.6	29.9	126.1	156.0
Total revenue	$832.3	$359.6	$1,191.9	$750.5	$285.5	$1,036.0

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Revenue
The revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base. We added approximately 600,000 to 700,000 net customers, excluding Stelo customers, to our worldwide customer base in 2025. The increase was offset by pricing headwinds due to channel mix and rebate eligibility.

Cost of sales & Gross profit
The increase in gross profit and gross profit margin percentage in the first quarter of 2026 compared to the first quarter of 2025 was primarily driven by increased sales volume, improved manufacturing efficiencies, higher production volumes, and a more favorable manufacturing mix, which resulted in better absorption of fixed costs. The increase in gross margin was attributable to the implementation of additional quality testing and material validation efforts relative to the prior year. Cost of sales decreased primarily as a result of these efficiencies.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Research and development expense
Research and development expense was relatively flat due to the timing of project spend.

We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and enhanced products and services that are central to our core business strategy.

Selling, general and administrative expense
Selling, general and administrative expense increased primarily due to $15.9 million in higher compensation and related costs and $15.1 million in incremental investments in advertising and marketing costs.

Other income, net	Other income, net, decreased primarily due to $9.0 million in lower interest and dividend income driven by a decrease in the average invested balances and changes in market interest rates.

Income tax expense
The income tax expense recorded for the three months ended March 31, 2026 and March 31, 2025 was primarily attributable to income tax expense from normal, recurring operations increased by discrete impact of shortfalls recognized for share-based compensation for employees, net of nondeductible executive compensation.

The decrease in our effective tax rate for the three months ended March 31, 2026 compared to the same period in 2025 is primarily attributable to the commencement of our Malaysia tax holiday and higher pretax income in the current period.

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
A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in U.S. dollars. As we continue to expand internationally, we will be subject to additional foreign exchange currency risk. See “Foreign Currency Exchange Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, for more information.

Main Sources of Liquidity
Cash, cash equivalents and short-term marketable securities
Our cash, cash equivalents and short-term marketable securities totaled $2.42 billion as of March 31, 2026. None of those funds were restricted and $2.10 billion (approximately 87%) of those funds were located in the United States.
Cash flows from Operations
For the three months ended March 31, 2026, we had positive cash flows of $525.6 million from operating activities. We anticipate that we will continue to generate positive cash flows from operations for the foreseeable future.
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
Amended Credit Agreement
As of March 31, 2026, we had no outstanding borrowings, $8.8 million in outstanding letters of credit, and a total available balance of $191.2 million under the Amended Credit Agreement. We monitor counterparty risk associated with the institutional lenders that are providing the Credit Facility. We currently believe that the Credit Facility will be available to us should we choose to borrow under it. Revolving loans will be available for general corporate purposes, including working capital and capital expenditures. See Note 4 “Debt” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Amended Credit Agreement.
Short-term Liquidity Requirements
As of March 31, 2026, our short-term liquidity requirements primarily consist of regular operating costs, interest payments related to our 2028 Notes, capital expenditures for the development of our manufacturing facilities and office spaces, and short-term material cash requirements as described below. As of March 31, 2026, we had a working capital ratio of 1.95 and a quick ratio of 1.58, which indicates that our current assets are sufficient to cover our short-term liabilities. We expect to incur significant capital expenditures for the next year as we continue to invest in equipment and our manufacturing facilities.
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
Long-term Liquidity Requirements
Our long-term liquidity requirements primarily consist of interest and principal payments related to our 2028 Notes, capital expenditures for the development of our manufacturing facilities and office spaces, and long-term material cash requirements as described below. As of March 31, 2026, we had a debt-to-assets ratio of 0.19, which indicates that our total assets are sufficient to cover our debts. As demand grows for our products, we will continue to expand global operations to meet demand through investments in manufacturing and operations. We expect to meet our long-term liquidity requirements from our main sources of liquidity as described above to support our future operations, capital expenditures, acquisitions, and other liquidity requirements associated with our operations beyond the next 12 months.

As of March 31, 2026, we have outstanding senior convertible notes classified as long-term that will mature in May 2028. However, the outstanding principal of our senior convertible notes could be converted into cash and/or shares of our common stock prior to maturity once certain conditions are met. See Note 4 “Debt—Senior Convertible Notes” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on conversion rights prior to maturity.
Material Cash Requirements
From time to time in the ordinary course of business, we enter into a variety of purchase arrangements including but not limited to, purchase arrangements related to capital expenditures, components used in manufacturing, and research and development activities. As of March 31, 2026, there were no material changes to our contractual obligations outside the ordinary course of business.
Our obligations under the 2028 Notes include both principal and interest payments. Prior to the maturity of the 2028 Notes in May 2028, the notes may be converted into cash and/or shares of our common stock if certain conditions are met. Any conversion prior to maturity may result in repayment of the principal amounts due under the 2028 Notes sooner than the scheduled repayment.
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
We are party to various leasing arrangements, primarily for office, manufacturing and warehouse space that expire at various times through 2040, including any renewal options that we are reasonably certain to exercise. We also have land leases in Penang, Malaysia that expire in 2082 and Athenry, Ireland that expire in 3023 related to our international manufacturing facilities. We anticipate incurring significant expenditures related to the build-out of our manufacturing facilities and investment in equipment. See Note 5 “Leases and Other Commitments—Leases” to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for more information about our leases. There were no material changes to our lease obligations during the three months ended March 31, 2026.

Cash Flows
As of March 31, 2026, we had $2.42 billion in cash, cash equivalents and short-term marketable securities, which is an increase of $416.5 million compared to $2.00 billion as of December 31, 2025.
The following table sets forth a summary of our cash flows and the primary changes in cash flows for the periods shown. See the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the complete condensed consolidated statements of cash flows for these periods.

	Three Months Ended March 31,
(In millions)	2026	2025	$ Change
Net cash provided by operating activities	$525.6	$183.8	$341.8
Net cash provided by (used in) investing activities	(298.5)	100.2	(398.7)
Net cash provided by (used in) financing activities	(25.0)	12.5	(37.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.8)	2.3	(5.1)
Increase in cash, cash equivalents and restricted cash	$199.3	$298.8	$(99.5)

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Operating Cash Flows	$94.1 million increase in net income
$33.7 million increase in net non-cash adjustments primarily due to depreciation and amortization and share-based compensation

$214.0 million increase in net changes in operating assets and liabilities primarily due to the timing of sales and customer collections in accounts receivables, partially offset by the increase in inventory and accrued payroll

Investing Cash Flows	$408.1 million decrease in net proceeds from marketable securities due to the management of our liquidity

Financing Cash Flows	$35.8 million increase in payments for taxes related to net share settlement of equity awards

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2026. See Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, for a detailed discussion of our market risks.

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Regulations under the Exchange Act require public companies to maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and timely communicated to management, including our President and Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of March 31, 2026, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of such date.
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
Securities Class Actions
Between August 21 and October 9, 2024, three substantially similar putative class action complaints were filed against us and certain of our executive officers in the United States District Court for the Southern District of California. On December 13, 2024, the court appointed lead plaintiff and consolidated the three actions (now captioned In re Dexcom, Inc. Class Action Securities Litigation, Lead Case No.: 24-cv-1485-RSH-VET). On January 27, 2025, lead plaintiff filed a consolidated complaint. The consolidated complaint alleges violations of the Exchange Act against us and certain of our current and former executive officers for allegedly making false and misleading statements between April 28, 2023 and July 25, 2024, with respect to our expected revenue for fiscal 2024 and ability to capitalize on our growth potential. On March 13, 2025, we filed a motion to dismiss the consolidated complaint. On May 14, 2025, the court granted the motion to dismiss with leave to amend. On May 28, 2025, lead plaintiff filed an amended consolidated complaint. On June 11, 2025, we filed a motion to dismiss the amended consolidated complaint. On September 9, 2025, the court granted in part and denied in part the motion to dismiss. On October 7, 2025, defendants answered the amended consolidated complaint. On October 10, 2025, defendants filed a motion for judgment on the pleadings as to the two surviving challenged statements. On January 7, 2026, the court granted defendants’ motion for judgment on the pleadings with leave to amend. On February 6, 2026, lead plaintiff filed a second amended consolidated complaint. On February 20, 2026, we filed a motion to dismiss the second amended complaint. On March 20, 2026, we filed a reply in support of the motion. The court has not scheduled any oral argument on the motion.
On October 27, 2025, a putative class action complaint was filed against us and certain of our executive officers in the United States District Court for the Southern District of New York (captioned Prime v. Dexcom, Inc., et al, Case No.: 1:25-cv-08912). The complaint alleges violations of the Exchange Act against us and certain of our executive officers for allegedly making false and misleading statements between July 26, 2024 and September 17, 2025, with respect to the accuracy, reliability, and functionality of our G7 device, as well as our enhancements to and manufacturing of the device. A lead plaintiff has been appointed and filed an amended complaint on April 10, 2026. Our deadline to respond to the amended complaint is June 9, 2026.
Derivative Actions
Between September 13 and April 14, 2025, three putative stockholders filed derivative lawsuits against us and certain of our current and former executive officers and directors in the United States District Court for the Southern District of California. The derivative complaints allege factual allegations largely tracking allegations made in the In re Dexcom, Inc. Securities Class Action Litigation and seek, among other things, damages and restitution to be paid to the Company by the individual defendants, punitive damages, and attorney’s fees and costs. These actions have been consolidated (captioned In Re: Dexcom, Inc. Stockholder Derivative Litigation, Lead Case No.: 24-cv-1645-RSH-VET), and are currently stayed pending a resolution of the motion to dismiss in the In re Dexcom, Inc. Securities Class Action Litigation.
On September 25, 2025, an additional derivative lawsuit was filed against us and certain of our current and former executive officers and directors in the Court of Chancery of the State of Delaware. The allegations largely track those made in the In re Dexcom, Inc. Securities Class Action Litigation and seek, among other things, damages and restitution to be paid to the Company by the individual defendants, punitive damages, and attorney’s fees and costs. This action is currently stayed pending a resolution of the motion to dismiss in the In re Dexcom, Inc. Securities Class Action Litigation.
On March 24, 2026, Dexcom’s board members and certain of its current and former executives were named as defendants in a complaint filed as a stockholder derivative action in the Southern District of California (captioned Bud & Sue Frashier Family Trust U/A Dated 5/5/98 v. Jacob S. Leach, et al., Case No. 3:26-cv-01852-AGS-SBC (S.D. Cal. March 24, 2026). The Company is named as a nominal defendant. The case makes similar allegations to those in the securities class action complaint filed in the Southern District of New York. The parties are negotiating a stay pending the resolution of the securities class action.

G6 and G7 Class Action Litigation
Between September 29, 2025, and January 8, 2026, various plaintiffs, purported users of G6 or G7 devices, filed six overlapping putative class action complaints against us. Four of the complaints originally were filed and are pending in the United States District Court for the Southern District of California (Levens, et al. v. Dexcom, Inc., No. 3:25-cv-02565-BJC-BLM; Estravit v. Dexcom, Inc., No. 3:25-cv-02845-BJC-BLM; Dalora v. Dexcom, Inc., No. 3:25-cv-03210-BJC-BLM; and Dickinson, et al. v. Dexcom, Inc., No. 3:26-cv-00102-BJC-BLM); one of the complaints originally was filed in United States District Court for the Central District of California, and subsequently transferred to the United States District Court for the Southern District of California (Grisoli, et al. v. Dexcom, Inc., No. 3:25-cv-03488-BJC-BLM); and one of the complaints was filed and is pending in the Superior Court of Los Angeles County, California (Chatelain v. Dexcom, Inc., No. 25STCV30722). Plaintiffs in all six actions allege they overpaid for G6 and/or G7 devices or components that were worth less than the purchase price because, among other reasons, G6 and/or G7 devices or components they purchased allegedly were adulterated or misbranded under federal law; G6 and/or G7 devices or components they purchased allegedly failed to perform as advertised; and because we allegedly misled patients and providers about the safety, accuracy, efficacy, and reliability of G6 and/or G7 devices or components. Plaintiffs in each action assert various state law consumer protection, express and implied warranty, common law, and Magnuson-Moss Warranty Act claims, and seek, among other things, damages for economic losses, restitution, disgorgement, injunctive relief, and attorneys’ fees and costs. Plaintiffs seek to represent nationwide classes and state-specific subclasses of individuals.
Federal Court Class Actions
The five cases in the United States District Court for the Southern District of California have been deemed related cases and have been assigned to a single judge. On December 30, 2025, and January 5, 2026, plaintiffs filed motions to consolidate the federal court cases, to appoint interim class counsel, and to establish a briefing schedule on competing motions to appoint interim class counsel. The motions remain pending. The Court has stayed Dexcom’s deadlines to respond to the complaints in all of the federal court actions pending the anticipated filing of a consolidated complaint.
State Court Class Action
The putative class action pending in Los Angeles County Superior Court has been stayed in favor of the federal class actions. The parties must submit a joint status report on the status of the federal class actions no later than August 19, 2026.
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

ITEM 1A - RISK FACTORS
There were no material changes to the risk factors previously disclosed and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 12, 2026. Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. Before making a decision to invest in, hold or sell our common stock, in addition to the information set forth in this Quarterly Report on Form 10-Q, stockholders and potential stockholders should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially and adversely affect our business, financial condition, results of operations and prospects. In that case, the value of our common stock could decline and stockholders may lose all or part of their investment.
Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business, financial condition, results of operations or prospects. Refer to our disclaimer regarding forward-looking statements at the beginning of Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides information regarding repurchases of our shares of common stock during the three months ended March 31, 2026:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced program(2)	Maximum dollar value of shares that may yet be purchased under the program (in millions)(2)
1/01/2026 - 1/31/2026	—	$—	—	$250.0
2/01/2026 - 2/28/2026	—	$—	—	$250.0
3/01/2026 - 3/31/2026	—	$—	—	$250.0

(1) Average price paid per share includes broker commissions.
(2) On May 1, 2025, we announced that our Board of Directors authorized and approved a share repurchase program of up to $750.0 million of our outstanding common stock, with a repurchase period ending no later than June 30, 2026.

The table above excludes common shares withheld related to the net share settlement of equity awards.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
None.

ITEM 5 - OTHER INFORMATION
Trading Plans
During the three months ended March 31, 2026, the following Section 16 officers and directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act) intended to satisfy the affirmative defense of Rule 10b5-1(c):

Name	Title	Action	Action Date	Aggregate Number of Shares to be Sold	Expiration Date(1)
Jon Coleman	Executive Vice President, Chief Commercial Officer	Adoption	3/4/2026	17,185	3/4/2027
Mark Foletta	Lead Independent Director	Adoption(2)	3/13/2026	10,000	3/13/2027
Jacob Leach	President, Chief Executive Officer, and Director	Adoption	3/4/2026	33,431	3/4/2027
Kevin Sayer	Executive Chairman	Adoption	2/18/2026	107,027	2/18/2027

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
During the three months ended March 31, 2026, none of our Section 16 officers or directors adopted, modified, or terminated a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

ITEM 6 - EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

10.1*	Form of Award Agreement under the Amended and Restated 2015 Equity Incentive Plan.	10-K	000-51222	February 12, 2026	10.18

10.2*	Letter Agreement, dated February 27, 2026, between DexCom, Inc. and Kevin Sayer.	8-K	000-51222	March 2, 2026	10.1

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 is formatted in Inline XBRL					X

*	Represents a management contract or compensatory plan, contract or arrangement.
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

DEXCOM, INC. (Registrant)

Dated:	April 30, 2026	By:	/s/ JACOB LEACH
Jacob Leach, President and Chief Executive Officer (Principal Executive Officer)

Dated:	April 30, 2026	By:	/s/ JEREME SYLVAIN
Jereme Sylvain, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)