Form 10-Q
period 2026-06-30
DEXCOM INC
filed 2026-07-30
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 23, 2026, there were 377,360,765 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except share and par value data)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,105.0	$917.7
Short-term marketable securities	842.0	1,081.0
Accounts receivable, net	1,257.7	1,216.1
Inventory	726.4	629.1
Prepaid and other current assets	155.5	189.4
Total current assets	4,086.6	4,033.3
Property and equipment, net	1,577.2	1,559.9
Operating lease right-of-use assets	88.0	77.4
Goodwill	24.1	24.2
Intangibles, net	101.6	70.8
Deferred tax assets	304.1	295.6
Other assets	273.7	278.7
Total assets	$6,455.3	$6,339.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,191.5	$1,944.0
Accrued payroll and related expenses	136.3	169.2
Short-term operating lease liabilities	20.7	21.6
Other current liabilities	9.2	7.7
Total current liabilities	2,357.7	2,142.5
Long-term senior convertible notes	1,242.8	1,240.9
Long-term operating lease liabilities	82.6	73.4
Other long-term liabilities	150.8	137.1
Total liabilities	3,833.9	3,593.9
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 million shares authorized; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 800.0 million shares authorized; 412.4 million and 377.4 million shares issued and outstanding, respectively, at June 30, 2026; and 410.7 million and 384.8 million shares issued and outstanding, respectively, at December 31, 2025	0.4	0.4
Additional paid-in capital	2,376.5	2,281.5
Accumulated other comprehensive income	90.0	115.0
Retained earnings	2,882.5	2,433.9
Treasury stock, at cost; 35.0 million shares at June 30, 2026 and 25.9 million shares at December 31, 2025	(2,728.0)	(2,084.8)
Total stockholders’ equity	2,621.4	2,746.0
Total liabilities and stockholders’ equity	$6,455.3	$6,339.9
See accompanying notes

DexCom, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
Revenue	$1,308.4	$1,157.1	$2,500.3	$2,193.1
Cost of sales	478.4	468.3	920.0	915.3
Gross profit	830.0	688.8	1,580.3	1,277.8
Operating expenses:
Research and development	153.0	148.2	298.3	293.4
Selling, general and administrative	358.7	328.0	708.4	638.1
Total operating expenses	511.7	476.2	1,006.7	931.5
Operating income	318.3	212.6	573.6	346.3
Other income (expense), net	(0.8)	28.5	13.4	49.1
Income before income taxes	317.5	241.1	587.0	395.4
Income tax expense	68.4	61.3	138.4	110.2
Net income	$249.1	$179.8	$448.6	$285.2

Basic net income per share	$0.65	$0.46	$1.17	$0.73
Shares used to compute basic net income per share	382.2	392.1	383.7	391.6
Diluted net income per share	$0.64	$0.45	$1.15	$0.71
Shares used to compute diluted net income per share	390.1	408.2	391.8	407.8
See accompanying notes

DexCom, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net income	$249.1	$179.8	$448.6	$285.2
Other comprehensive income (loss), net of tax:
Translation adjustments and other	(15.7)	81.9	(22.2)	91.9
Unrealized loss on marketable debt securities	(0.5)	(0.5)	(2.8)	(0.3)
Total other comprehensive income (loss), net of tax	(16.2)	81.4	(25.0)	91.6
Comprehensive income	$232.9	$261.2	$423.6	$376.8
See accompanying notes

DexCom, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended June 30, 2026
				Accumulated Other Comprehensive Income (Loss)
(In millions)	Common Stock		Additional Paid-In Capital	Translation Adjustments and Other	Net Unrealized Loss on Marketable Securities	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2026	385.9	$0.4	$2,337.5	$107.3	$(1.1)	$2,633.4	$(2,120.6)	$2,956.9
Issuance of common stock under equity incentive plans	0.1	—	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	—	—	—	—	—	—	(1.8)	(1.8)
Purchases of treasury stock, including excise tax	(8.6)	—	—	—	—	—	(605.6)	(605.6)
Share-based compensation expense	—	—	39.0	—	—	—	—	39.0
Net income	—	—	—	—	—	249.1	—	249.1
Other comprehensive loss, net of tax	—	—	—	(15.7)	(0.5)	—	—	(16.2)
Balance at June 30, 2026	377.4	$0.4	$2,376.5	$91.6	$(1.6)	$2,882.5	$(2,728.0)	$2,621.4

	Three Months Ended June 30, 2025
				Accumulated Other Comprehensive Income (Loss)
(In millions)	Common Stock		Additional Paid-In Capital	Translation Adjustments and Other	Net Unrealized Gain (Loss) on Marketable Securities	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2025	392.1	$0.4	$2,142.2	$1.6	$0.6	$1,703.0	$(1,581.2)	$2,266.6
Issuance of common stock under equity incentive plans	0.1	—	—	—	—	—	—	—
Share-based compensation expense	—	—	45.3	—	—	—	—	45.3
Net income	—	—	—	—	—	179.8	—	179.8
Other comprehensive income, net of tax	—	—	—	81.9	(0.5)	—	—	81.4
Balance at June 30, 2025	392.2	$0.4	$2,187.5	$83.5	$0.1	$1,882.8	$(1,581.2)	$2,573.1
See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Six Months Ended June 30, 2026
				Accumulated Other Comprehensive Income (Loss)
(In millions)	Common Stock		Additional Paid-In Capital	Translation Adjustments and Other	Net Unrealized Gain (Loss) on Marketable Securities	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	384.8	$0.4	$2,281.5	$113.8	$1.2	$2,433.9	$(2,084.8)	$2,746.0
Issuance of common stock under equity incentive plans	1.5	—	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.2	—	12.7	—	—	—	—	12.7
Common stock withheld related to net share settlement of equity awards	(0.5)	—	—	—	—	—	(37.6)	(37.6)
Purchases of treasury stock, including excise tax	(8.6)	—	—	—	—	—	(605.6)	(605.6)
Share-based compensation expense	—	—	82.3	—	—	—	—	82.3
Net income	—	—	—	—	—	448.6	—	448.6
Other comprehensive loss, net of tax	—	—	—	(22.2)	(2.8)	—	—	(25.0)
Balance at June 30, 2026	377.4	$0.4	$2,376.5	$91.6	$(1.6)	$2,882.5	$(2,728.0)	$2,621.4

	Six Months Ended June 30, 2025
				Accumulated Other Comprehensive Income (Loss)
(In millions)	Common Stock		Additional Paid-In Capital	Translation Adjustments and Other	Net Unrealized Gain (Loss) on Marketable Securities	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	390.7	$0.4	$2,093.8	$(8.4)	$0.4	$1,597.6	$(1,581.2)	$2,102.6
Issuance of common stock under equity incentive plans	1.3	—	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.2	—	14.2	—	—	—	—	14.2
Share-based compensation expense	—	—	79.5	—	—	—	—	79.5
Net income	—	—	—	—	—	285.2	—	285.2
Other comprehensive income, net of tax	—	—	—	91.9	(0.3)	—	—	91.6
Balance at June 30, 2025	392.2	$0.4	$2,187.5	$83.5	$0.1	$1,882.8	$(1,581.2)	$2,573.1
See accompanying notes

DexCom, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2026	2025
Operating activities
Net income	$448.6	$285.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	135.3	123.0
Share-based compensation	82.3	79.5
Non-cash interest expense	2.0	3.7
Deferred income taxes	—	(14.7)
Net losses on equity investments	10.0	4.6
Other non-cash income and expenses	(0.2)	(17.3)
Changes in operating assets and liabilities:
Accounts receivable, net	(47.5)	(333.5)
Inventory	(101.6)	(12.3)
Prepaid and other assets	31.9	(5.5)
Operating lease right-of-use assets and liabilities, net	(2.3)	(3.0)
Accounts payable and accrued liabilities	258.0	359.4
Accrued payroll and related expenses	(32.1)	15.3
Deferred revenue and other liabilities	10.4	2.4
Net cash provided by operating activities	794.8	486.8
Investing activities
Purchases of marketable securities	(758.7)	(1,070.7)
Proceeds from sale and maturity of marketable securities	994.0	1,288.9
Purchases of property and equipment	(161.3)	(181.1)
Acquisitions, net of cash acquired	(41.2)	—
Purchases of non-marketable equity securities	(1.5)	—
Other investing activities	—	(0.5)
Net cash provided by investing activities	31.3	36.6
Financing activities
Net proceeds from issuance of common stock	12.7	14.2
Purchases of treasury stock	(603.6)	—
Payments for taxes related to net share settlement of equity awards	(37.6)	—
Other financing activities	(3.8)	(3.4)
Net cash provided by (used in) financing activities	(632.3)	10.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7.7)	18.8
Increase in cash, cash equivalents and restricted cash	186.1	553.0
Cash, cash equivalents and restricted cash, beginning of period	919.1	607.3
Cash, cash equivalents and restricted cash, end of period	$1,105.2	$1,160.3

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,105.0	$1,159.0
Restricted cash	0.2	1.3
Total cash, cash equivalents and restricted cash	$1,105.2	$1,160.3

Supplemental disclosure of non-cash investing and financing transactions:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$55.2	$51.7
Right-of-use assets obtained in exchange for operating lease liabilities	$20.0	$0.5
Right-of-use assets obtained in exchange for finance lease liabilities	$2.6	$1.4
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
Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.
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
We determine the functional currencies of our international subsidiaries by reviewing the environment where each subsidiary primarily generates and expends cash. For international subsidiaries whose functional currencies are the local currencies, we translate the financial statements into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for each period for revenue, costs and expenses. We include translation-related adjustments in comprehensive income and in accumulated other comprehensive income in the equity section of our condensed consolidated balance sheets. We record gains and losses resulting from transactions with customers and vendors that are denominated in currencies other than the functional currency and from certain intercompany transactions in other income (expense), net in our condensed consolidated statements of operations.

Significant Accounting Policies
There were no material changes during the six months ended June 30, 2026 to our significant accounting policies as described in Note 1 “Organization and Significant Accounting Policies” to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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
As of June 30, 2026 and December 31, 2025, accounts receivable included unbilled amounts of $19.9 million and $16.9 million, respectively. We expect to invoice and collect all unbilled accounts receivable within twelve months.
We record deferred revenue when cash payments have been received prior to satisfaction of the related performance obligation. Our performance obligations are generally satisfied within twelve months of the initial contract date. As of June 30, 2026 and December 31, 2025, the current deferred revenue balances were not material.

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
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
Net income	$249.1	$179.8	$448.6	$285.2
Add back interest expense, net of tax attributable to assumed conversion of senior convertible notes	1.7	2.9	3.3	5.8
Net income - diluted	$250.8	$182.7	$451.9	$291.0

Net income per common share
Basic	$0.65	$0.46	$1.17	$0.73
Diluted	$0.64	$0.45	$1.15	$0.71

Basic weighted average shares outstanding	382.2	392.1	383.7	391.6
Dilutive potential securities:
RSUs and PSUs	0.2	0.4	0.4	0.5
Senior convertible notes	7.7	15.7	7.7	15.7
Diluted weighted average shares outstanding	390.1	408.2	391.8	407.8

Outstanding anti-dilutive securities not included in the calculations of diluted net income per share attributable to common stockholders were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
RSUs and PSUs	1.4	1.2	1.0	1.2

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
The following table summarizes financial assets that we measured at fair value on a recurring basis as of June 30, 2026, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$409.0	$—	$—	$409.0

Debt securities, available-for-sale:
U.S. government agencies (1)	—	325.0	—	325.0
Commercial paper	—	126.7	—	126.7
Corporate debt	—	390.3	—	390.3
Total debt securities, available-for-sale	—	842.0	—	842.0

Other assets:
Convertible notes receivable	—	—	10.7	10.7
Deferred compensation plan assets (2)	22.1	—	—	22.1

Total assets measured at fair value on a recurring basis	$431.1	$842.0	$10.7	$1,283.8
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

The following table summarizes financial assets that we measured at fair value on a recurring basis as of December 31, 2025, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$392.8	$—	$—	$392.8

Debt securities, available-for-sale:
U.S. government agencies (1)	—	357.3	—	357.3
Commercial paper	—	123.4	—	123.4
Corporate debt	—	600.3	—	600.3
Total debt securities, available-for-sale	—	1,081.0	—	1,081.0

Other assets:
Convertible notes receivable	—	—	10.5	10.5
Deferred compensation plan assets (2)	20.0	—	—	20.0

Total assets measured at fair value on a recurring basis	$412.8	$1,081.0	$10.5	$1,504.3
(1)Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.
(2)Includes assets which are held pursuant to a deferred compensation plan for senior management, which consist mainly of mutual funds.
There were no transfers into or out of Level 3 securities during the three and six months ended June 30, 2026 and June 30, 2025.
Foreign Currency and Derivative Financial Instruments
As we conduct business globally in many currencies, we are exposed to foreign exchange rate changes. To limit this exposure, we enter into foreign currency forward contracts to hedge monetary assets and liabilities, including intercompany loans, denominated in non-functional currencies. Our foreign currency forward contracts are not designated as hedging instruments. Therefore, changes in the fair values of these contracts are recognized in other income (expense), net in our condensed consolidated statements of operations, thereby offsetting the current earnings effect of the related foreign currency assets and liabilities. The duration of these contracts are generally less than one year.
As of June 30, 2026 and December 31, 2025, the notional amounts of outstanding foreign currency forward contracts were $257.1 million and $229.3 million, respectively. The resulting impact on our condensed consolidated financial statements from currency hedging activities was not significant for the three and six months ended June 30, 2026 and June 30, 2025.
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

Our non-marketable equity investments without readily determinable fair values are accounted for under the measurement alternative. As such, we measure these investments at cost less impairment, adjusted for any observable price changes in orderly transactions for the identical or a similar investment of the same issuer. It is impracticable for us to estimate the fair value of these investments on a recurring basis due to the fact that these entities are privately held and limited information is available. We include the carrying values of these investments in other assets in our condensed consolidated balance sheets. Adjustments to the carrying values of these investments as a result of observable price changes and impairments are recorded in other income (expense), net in our condensed consolidated statements of operations.
The carrying values of our non-marketable equity investments were $209.5 million as of June 30, 2026 and $218.0 million as of December 31, 2025. During the three and six months ended June 30, 2026 and June 30, 2025, we did not record any upward adjustments.
For our non-marketable equity investments held as of June 30, 2026, the cumulative upward adjustments for observable price changes were $82.5 million and cumulative downward adjustments and impairments were not significant.
During the three and six months ended June 30, 2026 and June 30, 2025, net unrealized gains (losses) on non-marketable equity investments were not significant.
There were no significant impairment losses on assets and liabilities measured at fair value on a non-recurring basis during the three and six months ended June 30, 2026 and June 30, 2025.

3. Balance Sheet Details and Other Financial Information

Short-Term Debt Marketable Securities
Short-term debt marketable securities, consisting of available-for-sale debt securities were as follows:

	June 30, 2026
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies (1)	$325.7	$—	$(0.7)	$325.0
Commercial paper	126.9	—	(0.2)	126.7
Corporate debt	391.4	—	(1.1)	390.3
Total debt securities, available-for-sale	$844.0	$—	$(2.0)	$842.0
(1)Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.

	December 31, 2025
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies (1)	$356.6	$0.7	$—	$357.3
Commercial paper	123.4	—	—	123.4
Corporate debt	599.4	0.9	—	600.3
Total debt securities, available-for-sale	$1,079.4	$1.6	$—	$1,081.0
(1)Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.
As of June 30, 2026, the estimated market values of our short-term debt securities with contractual maturities up to 12 months and up to 18 months were $704.8 million and $137.2 million, respectively. As of December 31, 2025, the estimated market value of our short-term debt securities with contractual maturities up to 12 months was $1.08 billion. Gross realized gains and losses on sales of our short-term debt securities for the three and six months ended June 30, 2026 and June 30, 2025 were not significant.
We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities at June 30, 2026 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Accordingly, we have not recorded an allowance for credit losses.

Inventory

(In millions)	June 30, 2026	December 31, 2025
Raw materials	$232.7	$257.6
Work-in-process	107.0	105.0
Finished goods	386.7	266.5
Total inventory	$726.4	$629.1
We recorded inventory reserve charges of $45.6 million and $8.8 million, during the three months ended June 30, 2026 and 2025, respectively, and $84.2 million and $37.0 million during the six months ended June 30, 2026 and 2025, respectively. These charges are recorded in cost of sales and reflect reserves established through our ongoing evaluation of quality control data, the planned discontinuation of G6 manufacturing, forecasted demand, analysis of risk exposure, and the continued improvement and innovation of our products.

Prepaid and Other Current Assets

(In millions)	June 30, 2026	December 31, 2025
Prepaid expenses	$70.7	$66.4
Deferred compensation plan assets	22.1	20.0
Income tax receivables	12.5	60.8
Indirect tax receivables	13.0	13.0
Other current assets	37.2	29.2
Total prepaid and other current assets	$155.5	$189.4

Property and Equipment

(In millions)	June 30, 2026	December 31, 2025
Building	$389.1	$319.7
Computer software and hardware	98.9	87.8
Furniture and fixtures	43.5	41.0
Land and land improvements	57.8	58.3
Leasehold improvements	303.8	302.1
Machinery and equipment	1,029.1	1,016.3
Construction in progress	614.4	593.5
Total cost	2,536.6	2,418.7
Less: accumulated depreciation and amortization	(959.4)	(858.8)
Total property and equipment, net	$1,577.2	$1,559.9

Intangibles, Net
In the second quarter of 2026, we acquired an entity, in which substantially all the fair value of the gross assets acquired are concentrated in a group of similar identifiable assets. Accordingly, the transaction was accounted for as an acquisition of a group of assets. In connection with the acquisition, we recorded $48.7 million in gross intangible assets, primarily related to acquired technology. Net intangible assets increased $30.8 million from December 31, 2025, reflecting the impact of the acquisition, partially offset by amortization expense recognized during the six months ended June 30, 2026.

Other Assets

(In millions)	June 30, 2026	December 31, 2025
Non-marketable equity securities	$209.5	$218.0
Capitalized software	15.4	19.1
Long-term deposits	24.0	17.2
Other assets	24.8	24.4
Total other assets	$273.7	$278.7

Accounts Payable and Accrued Liabilities

(In millions)	June 30, 2026	December 31, 2025
Accounts payable trade	$423.8	$344.3
Accrued rebates	1,652.0	1,487.6
Accrued tax, audit, and legal fees	33.5	27.0
Accrued warranty	5.6	10.4
Deferred compensation plan liabilities	22.1	20.0
Income tax payable	11.1	8.9
Other accrued liabilities	43.4	45.8
Total accounts payable and accrued liabilities	$2,191.5	$1,944.0

Accrued Payroll and Related Expenses

(In millions)	June 30, 2026	December 31, 2025
Accrued wages, bonus and taxes	$101.6	$134.6
Other accrued employee benefits	34.7	34.6
Total accrued payroll and related expenses	$136.3	$169.2

Other Long-Term Liabilities

(In millions)	June 30, 2026	December 31, 2025
Asset retirement obligation	$20.0	$20.6
Finance lease obligations	52.3	53.8
Income tax payable	51.1	46.6
Other liabilities	27.4	16.1
Total other long-term liabilities	$150.8	$137.1

Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Interest and dividend income	$16.9	$28.0	$36.4	$56.5
Interest expense	(3.0)	(4.7)	(6.1)	(9.4)
Net losses on equity investments	(10.0)	(0.4)	(10.0)	(4.6)
Other income (expense), net	(4.7)	5.6	(6.9)	6.6
Total other income (expense), net	$(0.8)	$28.5	$13.4	$49.1

4. Debt

Senior Convertible Notes
As of June 30, 2026 and December 31, 2025, the if-converted value of our unsecured senior convertible notes due 2028, or 2028 Notes, did not exceed their outstanding principal amount. Our unsecured senior convertible notes due 2025, or 2025 Notes, matured in November 2025 and we repaid the principal of $1.21 billion entirely in cash on the maturity date.
The carrying amounts of our senior convertible notes were as follows:

(In millions)	June 30, 2026	December 31, 2025
Principal amount:
2028 Notes	$1,250.0	$1,250.0
Unamortized debt issuance costs	(7.2)	(9.1)
Carrying amount of senior convertible notes	$1,242.8	$1,240.9
The following table summarizes the components of interest expense and the effective interest rates for our senior convertible notes:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Cash interest expense:
Contractual coupon interest (1)	$1.2	$2.0	$2.4	$3.9
Non-cash interest expense:
Amortization of debt issuance costs	1.0	1.8	1.9	3.6
Total interest expense recognized on senior notes	$2.2	$3.8	$4.3	$7.5

Effective interest rate:
2025 Notes	*	0.5%	*	0.5%
2028 Notes	0.7%	0.7%	0.7%	0.7%

(1) Interest on the 2025 Notes began accruing upon issuance and was payable semi-annually on May 15 and November 15 of each year until the 2025 Notes matured in November 2025. Interest on the 2028 Notes began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year.

* Not applicable as no notes were outstanding in the relevant period.
Fair Value of Senior Convertible Notes
The fair value, based on trading prices (Level 1 inputs), of our senior convertible notes were as follows:

	Fair Value Measurements Using Level 1
(In millions)	June 30, 2026	December 31, 2025
2028 Notes	$1,168.1	$1,152.1

Convertible Debt Summary
The following table summarizes key details of the 2028 Notes:

Senior Convertible Notes	Offering Completion Date	Maturity Date	Stated Interest Rate	Aggregate Principal Amount Issued	Net Proceeds(1)	Initial Conversion Rate(2) (per $1,000 principal amount)	Conversion Price (per share)	Settlement Methods(3)

2028 Notes	May 2023	May 15, 2028	0.375%	$1.25 billion	$1.23 billion	6.1571 shares	$162.41	Cash and/or shares

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
There was no conversion activity for the 2028 Notes for the six months ended June 30, 2026.

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
The following table sets forth information related to availability and outstanding borrowings on our Amended Credit Agreement as of June 30, 2026:

(In millions)
Available principal amount	$200.0
Letters of credit sub-facility	25.0
Outstanding borrowings	—
Outstanding letters of credit	8.7
Total available balance	$191.3
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
Our obligations under the Amended Credit Agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries, and are secured by a first-priority security interest in substantially all of the assets of Dexcom and the guarantors, including all or a portion of the equity interests of our domestic subsidiaries and first-tier foreign subsidiaries but excluding real property and intellectual property (which is subject to a negative pledge). The Amended Credit Agreement contains covenants that limit certain indebtedness, liens, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents, and sale and leaseback transactions of Dexcom or any of its domestic subsidiaries. The Amended Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of June 30, 2026.
As of June 30, 2026, we have other guarantee facilities related to certain international operations that are partially collateralized, which are included in non-current “Other assets” on our condensed consolidated balance sheets. These facilities are not significant to the condensed consolidated financial statements.

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

6. Income Taxes
We estimate our annual effective tax rate to be 21.8% for the full year 2026, which differs from the U.S. federal statutory rate due to state and foreign income taxes, federal taxation of international operations, and nondeductible executive compensation, partially offset by federal tax credits generated. Our actual effective tax rate of 23.6% for the six months ended June 30, 2026 compared to the estimated annual effective tax rate of 21.8%, was higher primarily due to shortfalls recognized for employee share-based compensation, net of disallowed executive compensation.
The Organization for Economic Co-operation and Development’s, or OECD, Pillar Two Initiative introduced a 15% global minimum tax for certain multinational groups exceeding minimum annual global revenue thresholds. As of June 30, 2026, the global minimum tax rules enacted in countries in which we operate, including the transitional safe harbor provisions, do not have a material impact on our condensed consolidated financial statements.
In June 2026, the California Franchise Tax Board commenced an audit of our California income tax returns for the 2022 and 2023 years. As of June 30, 2026, we do not expect any significant adjustments as a result of the audit.

7. Stockholders’ Equity
Share-Based Compensation
Our share-based compensation expense is associated with RSUs, PSUs, and our Employee Stock Purchase Plan, or ESPP. The following table summarizes our share-based compensation expense included in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Cost of sales	$3.1	$4.0	$5.9	$7.2
Research and development	9.7	13.5	21.3	26.3
Selling, general and administrative	26.2	27.8	55.1	46.0
Total share-based compensation expense	$39.0	$45.3	$82.3	$79.5
As of June 30, 2026, unrecognized estimated compensation costs related to RSUs and PSUs totaled $263.6 million and are expected to be recognized over a weighted-average period of approximately 2.2 years.
Share Repurchase Program and Treasury Shares
2025 Share Repurchase Program
In April 2025, our Board of Directors authorized and approved a share repurchase program of up to $750.0 million of our outstanding common stock, with a repurchase period ending no later than June 30, 2026, or the 2025 Share Repurchase Program. In May 2026, our Board of Directors terminated the existing 2025 Share Repurchase Program, of which $250.0 million remained available to be repurchased under the program. During the three and six months ended June 30, 2026, we did not repurchase any shares of our common stock under the 2025 Share Repurchase Program. During the twelve months ended December 31, 2025, we repurchased 7.7 million shares of our common stock for $500.0 million under the 2025 Share Repurchase Program.
2026 Share Repurchase Program
In May 2026, our Board of Directors authorized and approved a share repurchase program of up to $1.00 billion of our outstanding common stock, with a repurchase period ending no later than June 30, 2027, or the 2026 Share Repurchase Program. During the three and six months ended June 30, 2026, we repurchased 8.6 million shares of our common stock for $600.0 million under the 2026 Share Repurchase Program.
Repurchases of our common stock under the 2026 Share Repurchase Program may be made from time to time in the open market, in privately negotiated transactions or by other methods, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, at our discretion, and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act and other applicable federal and state laws and regulations. The timing of any repurchases will depend on market conditions and will be made at our discretion. The 2026 Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares of our common stock, and the program may be extended, modified, suspended, or discontinued at any time.
During the six months ended June 30, 2026, 0.5 million shares of our common stock were withheld to satisfy employee tax withholding obligations related to net share settlement.
Repurchased and withheld shares of our common stock are held as treasury shares until they are reissued or retired. We have not yet determined the ultimate disposition of repurchased or withheld shares and consequently we continue to hold them as treasury shares rather than retiring them. Authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.

8. Business Segment and Geographic Information
We manage our business on a global consolidated basis within one operating and one reportable segment, which is consistent with how our chief operating decision maker (CODM), our President and Chief Executive Officer, reviews our business, makes investment and resource allocation decisions, and assesses operating performance. The majority of our revenue is generated in the United States. Our reportable segment derives revenues from the sale of disposable sensors and reusable transmitters and receivers.
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
The following table sets forth our segment information for revenue, measures of segment profit or loss, and significant expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Revenue	$1,308.4	$1,157.1	$2,500.3	$2,193.1
Less:
Cost of sales (1)	478.4	468.3	920.0	915.3
Payroll related expenses	231.8	222.0	456.2	442.2
Stock-based compensation expense	35.9	41.3	76.4	72.3
Marketing expense	90.8	78.8	176.4	149.2
Travel related expenses	17.7	14.3	39.2	33.9
Supply expenses and clinical trials	12.9	14.4	23.7	28.1
Consulting & professional fees	40.8	35.1	76.0	67.8
Equipment, office & facility expenses	27.1	22.5	54.4	44.0
IT software and data	40.0	36.0	78.3	71.1
Depreciation and amortization	12.5	9.3	24.2	18.5
Other segment items (2)	2.2	2.5	1.9	4.4
Operating income	318.3	212.6	573.6	346.3
Other income (expense), net	(0.8)	28.5	13.4	49.1
Income tax expense	68.4	61.3	138.4	110.2
Net income	$249.1	$179.8	$448.6	$285.2

(1) Includes amounts stated in other significant expense captions.
(2) Other segment items are primarily composed of impairment of assets and bad debt expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Other segment disclosures
Depreciation and amortization (1)	$68.2	$63.0	$135.3	$123.0
Expenditures for long-lived assets	$84.7	$94.1	$161.3	$181.1
Significant noncash items other than depreciation and amortization expense:
Deferred income tax expense (benefit)	$(0.3)	$(8.9)	$—	$(14.7)
Net losses on equity investments	$10.0	$0.4	$10.0	$4.6

(1) Includes depreciation and amortization recorded in both cost of sales and operating expenses.

See Note 3 “Balance Sheet Details and Other Financial Information—Other Income (Expense), Net” for information about our interest income and interest expense.
See Note 7 “Stockholders’ Equity—Share-Based Compensation” for information about our share-based compensation expense.
Revenue by Customer Sales Channel and Geographic Region
We sell our CGM systems direct and to distributors. We also disaggregate our revenue by our two primary geographical markets, the United States and International, based on the geographic location of delivery.
The following table presents our revenue disaggregated by major sales channel and geographic region:

	Three Months Ended June 30,
	2026			2025
(In millions)	United States	International	Total	United States	International	Total
Distributor	$893.5	$208.9	$1,102.4	$800.0	$177.8	$977.8
Direct	39.9	166.1	206.0	41.0	138.3	179.3
Total revenue	$933.4	$375.0	$1,308.4	$841.0	$316.1	$1,157.1

	Six Months Ended June 30,
	2026			2025
(In millions)	United States	International	Total	United States	International	Total
Distributor	$1,690.4	$422.3	$2,112.7	$1,520.6	$337.2	$1,857.8
Direct	75.3	312.3	387.6	70.9	264.4	335.3
Total revenue	$1,765.7	$734.6	$2,500.3	$1,591.5	$601.6	$2,193.1
During the three and six months ended June 30, 2026, and June 30, 2025, no individual country outside the United States generated revenue that represented more than 10% of our total revenue.

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
We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting estimates during the six months ended June 30, 2026.

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue, gross profit, operating income, net income, and operating cash flow.

Key Highlights for the Three Months Ended June 30, 2026 include the following:

Revenue	Gross Profit	Operating Income	Net Income	Operating Cash Flow

$1.31 billion	$830.0 million	$318.3 million	$249.1 million	$269.2 million
up 13% from the same period in 2025	up 20% from the same period in 2025	up 50% from the same period in 2025	up 39% from the same period in 2025	down 11% from the same period in 2025
We ended the second quarter of 2026 with cash, cash equivalents and short-term marketable securities totaling $1.95 billion.

Results of Operations

Financial Overview

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
	Three Months Ended June 30,				2026 - 2025
(In millions, except per share amounts)	2026	% of Revenue (1)	2025	% of Revenue (1)	$ Change	% Change
Revenue	$1,308.4	100%	$1,157.1	100%	$151.3	13%
Cost of sales	478.4	37%	468.3	40%	10.1	2%
Gross profit	830.0	63.4%	688.8	59.5%	141.2	20%
Operating expenses:
Research and development	153.0	12%	148.2	13%	4.8	3%
Selling, general and administrative	358.7	27%	328.0	28%	30.7	9%
Total operating expenses	511.7	39%	476.2	41%	35.5	7%
Operating income	318.3	24%	212.6	18%	105.7	50%
Other income (expense), net	(0.8)	—%	28.5	2%	(29.3)	**
Income before income taxes	317.5	24%	241.1	21%	76.4	32%
Income tax expense	68.4	5%	61.3	5%	7.1	12%
Net income	$249.1	19%	$179.8	16%	$69.3	39%

Basic net income per share	$0.65	**	$0.46	**	$0.19	41%
Diluted net income per share	$0.64	**	$0.45	**	$0.19	42%

(1) The sum of the individual percentages may not equal the total due to rounding.
** Not meaningful

Revenue
We generate our revenue from the sale of disposable sensors and reusable transmitters and receivers. We expect that the revenue we generate from the sales of our products will fluctuate from quarter to quarter. We typically experience seasonality, with lower sales in the first quarter of each year compared to the immediately preceding fourth quarter. This seasonal sales pattern relates to U.S. annual insurance deductible resets and unfunded flexible spending accounts.
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

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Revenue and Gross Profit Margin %
$1,157.1 M
$1,308.4 M
59.5%
63.4%
2025
2026
Revenue
Gross Profit Margin %

	Three Months Ended June 30,
	2026			2025
(In millions)	United States	International	Total	United States	International	Total
Distributor	$893.5	$208.9	$1,102.4	$800.0	$177.8	$977.8
Direct	39.9	166.1	206.0	41.0	138.3	179.3
Total revenue	$933.4	$375.0	$1,308.4	$841.0	$316.1	$1,157.1

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Revenue
The revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base. We added approximately 600,000 to 700,000 net customers, excluding Stelo customers, to our worldwide customer base in 2025. The increase was also driven by favorable revenue per customer primarily due to payor mix and utilization. These favorable impacts were partially offset by channel and product mix and rebate eligibility.

Cost of sales & Gross profit
The increase in gross profit and gross profit margin percentage in the second quarter of 2026 compared to the second quarter of 2025 was primarily driven by increased sales volume, G7 15 Day benefits, improved manufacturing efficiencies, higher production volumes, and a more favorable manufacturing mix, which resulted in better absorption of fixed costs. The increase in gross margin was attributable to the implementation of additional quality testing and material validation efforts relative to the prior year. These favorable impacts were offset by higher excess and obsolete inventory charges primarily associated with the planned discontinuation of G6 manufacturing. Cost of sales increased primarily due to higher sales volumes.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Research and development expense
Research and development expense was relatively flat due to the timing of project spend.

We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and enhanced products and services that are central to our core business strategy.

Selling, general and administrative expense
Selling, general and administrative expense increased primarily due to $12.1 million in incremental investments in advertising and marketing costs, $6.7 million in higher compensation and related costs, and $6.3 million in higher facilities-related costs.

Other income (expense), net
Other income (expense), net, decreased primarily due to $11.1 million in lower interest and dividend income, $10.3 million in net foreign currency losses, and $9.6 million in net losses on equity investments. The decrease in interest income was driven by a decrease in the average invested balances and changes in market interest rates.

Income tax expense
The income tax expense recorded for the three months ended June 30, 2026 and June 30, 2025 was primarily attributable to income tax expense from normal, recurring operations.

The decrease in our effective tax rate for the three months ended June 30, 2026 compared to the same period in 2025 is primarily attributable to the commencement of our Malaysia tax holiday and higher pretax income in the current period.

Results of Operations

Financial Overview

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
	Six Months Ended June 30,				2026 - 2025
(In millions, except per share amounts)	2026	% of Revenue (1)	2025	% of Revenue (1)	$ Change	% Change
Revenue	$2,500.3	100%	$2,193.1	100%	$307.2	14%
Cost of sales	920.0	37%	915.3	42%	4.7	1%
Gross profit	1,580.3	63.2%	1,277.8	58.3%	302.5	24%
Operating expenses:
Research and development	298.3	12%	293.4	13%	4.9	2%
Selling, general and administrative	708.4	28%	638.1	29%	70.3	11%
Total operating expenses	1,006.7	40%	931.5	42%	75.2	8%
Operating income	573.6	23%	346.3	16%	227.3	66%
Other income, net	13.4	1%	49.1	2%	(35.7)	(73)%
Income before income taxes	587.0	23%	395.4	18%	191.6	48%
Income tax expense	138.4	6%	110.2	5%	28.2	26%
Net income	$448.6	18%	$285.2	13%	$163.4	57%

Basic net income per share	$1.17	**	$0.73	**	$0.44	60%
Diluted net income per share	$1.15	**	$0.71	**	$0.44	62%

(1) The sum of the individual percentages may not equal the total due to rounding.
** Not meaningful

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Revenue and Gross Profit Margin %
$2,193.1 M
58.3%
$2,500.3 M
63.2%
2025
2026
Revenue
Gross Profit Margin %

	Six Months Ended June 30,
	2026			2025
(In millions)	United States	International	Total	United States	International	Total
Distributor	$1,690.4	$422.3	$2,112.7	$1,520.6	$337.2	$1,857.8
Direct	75.3	312.3	387.6	70.9	264.4	335.3
Total revenue	$1,765.7	$734.6	$2,500.3	$1,591.5	$601.6	$2,193.1

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Revenue
The revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base. We added approximately 600,000 to 700,000 net customers, excluding Stelo customers, to our worldwide customer base in 2025. The increase was also driven by favorable revenue per customer primarily due to payor mix and utilization. These favorable impacts were partially offset by channel and product mix and rebate eligibility.

Cost of sales & Gross profit
The increase in gross profit and gross profit margin percentage in 2026 compared to 2025 was primarily driven by increased sales volume, G7 15 Day benefits, improved manufacturing efficiencies, higher production volumes, and a more favorable manufacturing mix, which resulted in better cost absorption of fixed costs. The increase in gross margin was attributable to the implementation of additional quality testing and material valuation efforts relative to the prior year. These favorable impacts were offset by higher excess and obsolete inventory charges primarily associated with the planned discontinuation of G6 manufacturing. Cost of sales increased primarily due to higher sales volumes.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Research and development expense
Research and development expense was relatively flat due to the timing of project spend.

We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.

Selling, general and administrative expense
Selling, general and administrative expense increased primarily due to $27.2 million in incremental investments in advertising and marketing costs, $22.6 million in higher compensation and related costs, and $11.5 million in higher facilities-related costs.

Other income, net
Other income, net, decreased primarily due to $20.1 million in lower interest and dividend income and $13.6 million in net foreign currency losses. The decrease in interest income was driven by a decrease in the average invested balances and changes in market interest rates.

Income tax expense
The income tax expense recorded for the six months ended June 30, 2026 was primarily attributable to income tax expense from normal, recurring operations at an estimated annual effective tax rate of 21.8%, which includes the tax benefit related to the commencement of our Malaysia tax holiday, increased by discrete shortfalls recognized for share-based compensation for employees, net of nondeductible executive compensation.

The income tax expense recorded for the six months ended June 30, 2025 was primarily attributable to income tax expense from normal, recurring operations at an estimated annual effective tax rate of 24.3%, increased by discrete shortfalls recognized for share-based compensation for employees, net of nondeductible executive compensation.

The decrease in our effective tax rate for the six months ended June 30, 2026 compared to the same period in 2025 is primarily attributable to commencement of our Malaysia tax holiday and higher pretax income in the current period.

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

Main Sources of Liquidity
Cash, cash equivalents and short-term marketable securities
Our cash, cash equivalents and short-term marketable securities totaled $1.95 billion as of June 30, 2026. None of those funds were restricted and $1.56 billion (approximately 80%) of those funds were located in the United States.
Cash flows from Operations
For the six months ended June 30, 2026, we had positive cash flows of $794.8 million from operating activities. We anticipate that we will continue to generate positive cash flows from operations for the foreseeable future.
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
Amended Credit Agreement
As of June 30, 2026, we had no outstanding borrowings, $8.7 million in outstanding letters of credit, and a total available balance of $191.3 million under the Amended Credit Agreement. We monitor counterparty risk associated with the institutional lenders that are providing the Credit Facility. We currently believe that the Credit Facility will be available to us should we choose to borrow under it. Revolving loans will be available for general corporate purposes, including working capital and capital expenditures. The Amended Credit Agreement will mature on October 13, 2026. See Note 4 “Debt” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Amended Credit Agreement.
Short-term Liquidity Requirements
As of June 30, 2026, our short-term liquidity requirements primarily consist of regular operating costs, interest payments related to our 2028 Notes, capital expenditures for the development of our manufacturing facilities and office spaces, and short-term material cash requirements as described below. As of June 30, 2026, we had a working capital ratio of 1.73 and a quick ratio of 1.36, which indicates that our current assets are sufficient to cover our short-term liabilities. We expect to incur significant capital expenditures for the next year as we continue to invest in equipment and our manufacturing facilities.
We believe that our cash, cash equivalents, and marketable securities balances, projected cash contributions from our commercial operations, and borrowings under our Credit Facility will be sufficient to meet our anticipated seasonal working capital needs, all capital expenditure requirements, material cash requirements as described herein, and meet other liquidity requirements associated with our operations for at least the next 12 months. We currently intend to continue to use cash to repurchase shares of our common stock, including pursuant to the 2026 Share Repurchase Program, or for other strategic initiatives that strengthen our foundation for long-term growth.
Long-term Liquidity Requirements
Our long-term liquidity requirements primarily consist of interest and principal payments related to our 2028 Notes, capital expenditures for the development of our manufacturing facilities and office spaces, and long-term material cash requirements as described below. As of June 30, 2026, we had a debt-to-assets ratio of 0.19, which indicates that our total assets are sufficient to cover our debts. As demand grows for our products, we will continue to expand global operations to meet demand through investments in manufacturing and operations. We expect to meet our long-term liquidity requirements from our main sources of liquidity as described above to support our future operations, capital expenditures, acquisitions, and other liquidity requirements associated with our operations beyond the next 12 months. Further, we expect to allocate at least 50% of cash generated from operations, net of planned capital expenditures, to share repurchases over the course of our long-range plan.

As of June 30, 2026, we have outstanding senior convertible notes classified as long-term that will mature in May 2028. However, the outstanding principal of our senior convertible notes could be converted into cash and/or shares of our common stock prior to maturity once certain conditions are met. See Note 4 “Debt—Senior Convertible Notes” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on conversion rights prior to maturity.
Material Cash Requirements
From time to time in the ordinary course of business, we enter into a variety of purchase arrangements including but not limited to, purchase arrangements related to capital expenditures, components used in manufacturing, and research and development activities. As of June 30, 2026, we had approximately $1.42 billion of open purchase orders and contractual obligations in the ordinary course of business, the majority of which are due within one year.
Our obligations under the 2028 Notes include both principal and interest payments. Prior to the maturity of the 2028 Notes in May 2028, the notes may be converted into cash and/or shares of our common stock if certain conditions are met. Any conversion prior to maturity may result in repayment of the principal amounts due under the 2028 Notes sooner than the scheduled repayment.
As market conditions warrant, we may, from time to time, repurchase our outstanding debt securities or shares of our common stock, including pursuant to the 2026 Share Repurchase Program, in the open market, in privately negotiated transactions, by exchange transaction or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity and other factors and may be commenced or suspended at any time. The amounts involved and total consideration paid may be material. See Note 7 “Stockholders’ Equity—Share Repurchase Program and Treasury Shares” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about our 2026 Share Repurchase Program.
See Note 4 “Debt” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about the terms of the Amended Credit Agreement, our senior convertible notes, and the 2028 Capped Calls.
We are party to various leasing arrangements, primarily for office, manufacturing and warehouse space that expire at various times through 2040, including any renewal options that we are reasonably certain to exercise. We also have land leases in Penang, Malaysia that expire in 2082 and Athenry, Ireland that expire in 3023 related to our international manufacturing facilities. We anticipate incurring significant expenditures related to the build-out of our manufacturing facilities and investment in equipment. See Note 5 “Leases and Other Commitments—Leases” to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for more information about our leases. There were no material changes to our lease obligations during the six months ended June 30, 2026.

Cash Flows
As of June 30, 2026, we had $1.95 billion in cash, cash equivalents and short-term marketable securities, which is a decrease of $51.7 million compared to $2.00 billion as of December 31, 2025.
The following table sets forth a summary of our cash flows and the primary changes in cash flows for the periods shown. See the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the complete condensed consolidated statements of cash flows for these periods.

	Six Months Ended June 30,
(In millions)	2026	2025	$ Change
Net cash provided by operating activities	$794.8	$486.8	$308.0
Net cash provided by investing activities	31.3	36.6	(5.3)
Net cash provided by (used in) financing activities	(632.3)	10.8	(643.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7.7)	18.8	(26.5)
Increase in cash, cash equivalents and restricted cash	$186.1	$553.0	$(366.9)

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Operating Cash Flows	$163.4 million increase in net income
$94.0 million increase in net changes in operating assets and liabilities primarily due to the timing of sales and customer collections in accounts receivables

Investing Cash Flows	$41.2 million increase in cash used for an acquisition in the second quarter of 2026

Financing Cash Flows	$603.6 million increase in cash used to repurchase our common stock
$37.6 million increase in payments for taxes related to net share settlement of equity awards

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2026. See Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, for a detailed discussion of our market risks.

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Regulations under the Exchange Act require public companies to maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and timely communicated to management, including our President and Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of June 30, 2026, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of such date.

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
On October 27, 2025, a putative class action complaint was filed against us and certain of our executive officers in the United States District Court for the Southern District of New York (captioned Prime v. Dexcom, Inc., et al, Case No.: 1:25-cv-08912). The complaint alleges violations of the Exchange Act against us and certain of our executive officers for allegedly making false and misleading statements between July 26, 2024 and September 17, 2025, with respect to the accuracy, reliability, and functionality of our G7 device, as well as our enhancements to and manufacturing of the device. A lead plaintiff has been appointed and filed an amended complaint on April 10, 2026. On June 9, 2026, we filed a motion to dismiss the amended complaint. Lead plaintiff’s deadline to oppose our motion to dismiss is July 31, 2026.
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

On March 24, 2026, Dexcom’s board members and certain of its current and former executives were named as defendants in a complaint filed as a stockholder derivative action in the Southern District of California (captioned Bud & Sue Frashier Family Trust U/A Dated 5/5/98 v. Jacob S. Leach, et al., Case No. 3:26-cv-01852-AGS-SBC. The Company is named as a nominal defendant. The case makes similar allegations to those in the securities class action complaint filed in the Southern District of New York. On May 11, 2026, the parties filed a joint motion and stipulation to stay the action pending the resolution of the securities class action, which the court granted on May 12, 2026.
On April 28, 2026, certain current and former members of Dexcom’s board of directors and executives were named as defendants in a complaint filed as a stockholder derivative action in the Southern District of New York (captioned Jerome Malone v. Kevin R. Sayer et al., Case No. 1:26-cv-03527). The Company is named as a nominal defendant. As with the stockholder derivative action filed in the Southern District of California, the case makes similar allegations to those in the securities class action complaint filed in the Southern District of New York. On May 21, 2026, the parties filed a joint motion and stipulation to stay the action pending the resolution of the securities class action, which the court granted on May 26, 2026.
G6 and G7 Class Action Litigation
Between September 29, 2025, and January 8, 2026, various plaintiffs, purported users of G6 or G7 devices, filed six overlapping putative class action complaints against us. Five of the complaints, which originally were filed as individual actions in federal court (Levens, et al. v. Dexcom, Inc., No. 3:25-cv-02565-BJC-JAC; Estravit v. Dexcom, Inc., No. 3:25-cv-02845-BJC-JAC; Dalora v. Dexcom, Inc., No. 3:25-cv-03210-BJC-JAC; Grisoli, et al. v. Dexcom, Inc., No. 3:25-cv-03488-BJC-JAC; and Dickinson, et al. v. Dexcom, Inc., No. 3:26-cv-00102-BJC-JAC), were consolidated by the Court on May 15, 2026 (and the consolidated litigation is now captioned In re: Dexcom CGM Litigation, No. 3:25-cv-02565-BJC-JAC). The sixth putative class action complaint was filed and remains pending in the Superior Court of Los Angeles County, California (Chatelain v. Dexcom, Inc., No. 25STCV30722).
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
Federal Court Consolidated Class Action
On May 15, 2026, the Court consolidated the five cases in the United States District Court for the Southern District of California. On May 29, 2026, various groups of plaintiffs’ counsel filed competing motions to appoint interim class counsel. The motions are fully briefed and remain pending. It is anticipated that plaintiffs will file an amended consolidated complaint to which we will file a response after the Court resolves the motions to appoint interim class counsel. There currently is not a date-certain deadline for the filing of an anticipated amended consolidated complaint or Dexcom’s response to the same.
State Court Class Action
The putative class action pending in Los Angeles County Superior Court remains stayed in favor of the federal class actions. The parties must submit a joint status report on the status of the consolidated federal litigation no later than August 19, 2026.
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

ITEM 1A - RISK FACTORS
The following risk factor supplements and, to the extent inconsistent, supersedes, the risk factors disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 12, 2026. Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. Before making a decision to invest in, hold or sell our common stock, in addition to the information and risk factors set forth in this Quarterly Report on Form 10-Q, stockholders and potential stockholders should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially and adversely affect our business, financial condition, results of operations and prospects. In that case, the value of our common stock could decline and stockholders may lose all or part of their investment.
Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business, financial condition, results of operations or prospects. Refer to our disclaimer regarding forward-looking statements at the beginning of Part I, Item 1 of this Quarterly Report on Form 10-Q.
We cannot guarantee that the 2026 Share Repurchase Program will be fully consummated or that such program will enhance the long-term value of our share price.
In May 2026, our Board of Directors authorized and approved the 2026 Share Repurchase Program, which provides for the repurchase of up to $1.00 billion of our outstanding common stock, with a repurchase period ending no later than June 30, 2027. In connection with the approval of the Share Repurchase Program, our Board of Directors terminated its existing share repurchase program, of which $250.0 million remained available to be repurchased under the program. Repurchases of our common stock under the 2026 Share Repurchase Program may be made from time to time in the open market, in privately negotiated transactions or by other methods, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, at our discretion, and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act and other applicable federal and state laws and regulations. The timing of any repurchases will depend on market conditions and will be made at our discretion. The 2026 Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares of our common stock, and the program may be extended, modified, suspended, or discontinued at any time.
The 2026 Share Repurchase Program could affect the price of our common stock and increase the volatility thereof. Price volatility may cause the average price at which we repurchase our common stock in a given period to exceed the stock’s price at a given point in time. There can be no assurance that the timeframe for repurchases under our 2026 Share Repurchase Program or that any repurchases conducted thereunder will have a positive impact on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease share repurchases under the 2026 Share Repurchase Program include, among others, unfavorable market conditions; the market price of our common stock; the nature of other investment or strategic opportunities presented to us from time to time; our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to repurchase shares under the 2026 Share Repurchase Program; and the availability of funds necessary to fulfill such repurchases. During the three and six months ended June 30, 2026, 8.6 million shares of our common stock were repurchased under the 2026 Share Repurchase Program and no shares were repurchased under the 2025 Share Repurchase Program.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides information regarding repurchases of our shares of common stock during the three months ended June 30, 2026:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced program(2)	Maximum dollar value of shares that may yet be purchased under the program (in millions)(2)
4/01/2026 - 4/30/2026	—	$—	—	$250.0
5/01/2026 - 5/31/2026	7,958,605	$69.47	7,958,605	$447.1
6/01/2026 - 6/30/2026	627,941	$75.03	627,941	$400.0

(1) Average price paid per share includes broker commissions.
(2) On May 1, 2025, we announced that our Board of Directors authorized and approved a share repurchase program of up to $750.0 million of our outstanding common stock, with a repurchase period ending no later than June 30, 2026. In May 2026, our Board of Directors terminated the existing 2025 Share Repurchase Program, of which $250.0 million remained available to be repurchased under the program. No shares were repurchased under the 2025 Share Repurchase Program during the three months ended June 30, 2026. On May 14, 2026, we announced that our Board of Directors authorized and approved a share repurchase program of up to $1.00 billion of our outstanding common stock, with a repurchase period ending no later than June 30, 2027.

The table above excludes common shares withheld related to the net share settlement of equity awards.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
None.

ITEM 5 - OTHER INFORMATION
Trading Plans
During the three months ended June 30, 2026, the following Section 16 officers and directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act) intended to satisfy the affirmative defense of Rule 10b5-1(c):

Name	Title	Action	Action Date	Aggregate Number of Shares to be Sold	Expiration Date(1)
Nicholas Augustinos	Director	Adoption	6/10/2026	8,089	8/10/2027
Sadie Stern	Executive Vice President, Chief People & Culture Officer	Adoption	5/28/2026	30,773	8/26/2027
Jereme Sylvain	Executive Vice President, Chief Financial Officer	Adoption	6/10/2026	11,571	6/10/2027

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
During the three months ended June 30, 2026, none of our Section 16 officers or directors adopted, modified, or terminated a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

ITEM 6 - EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 is formatted in Inline XBRL					X

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

DEXCOM, INC. (Registrant)

Dated:	July 30, 2026	By:	/s/ JACOB LEACH
Jacob Leach, President and Chief Executive Officer (Principal Executive Officer)

Dated:	July 30, 2026	By:	/s/ JEREME SYLVAIN
Jereme Sylvain, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)