Form 10-Q
period 2026-09-30
DEXCOM INC
filed 2026-10-29
CIK 1093557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 22, 2026, there were 372,950,922 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DexCom, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except share and par value data)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$961.4	$917.7
Short-term marketable securities	856.5	1,081.0
Accounts receivable, net	1,186.2	1,216.1
Inventory	770.7	629.1
Prepaid and other current assets	141.2	189.4
Total current assets	3,916.0	4,033.3
Property and equipment, net	1,543.1	1,559.9
Operating lease right-of-use assets	83.7	77.4
Goodwill	24.0	24.2
Intangibles, net	89.4	70.8
Deferred tax assets	305.4	295.6
Other assets	277.2	278.7
Total assets	$6,238.8	$6,339.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,065.6	$1,944.0
Accrued payroll and related expenses	159.7	169.2
Short-term operating lease liabilities	20.7	21.6
Other current liabilities	6.6	7.7
Total current liabilities	2,252.6	2,142.5
Long-term senior convertible notes	1,243.7	1,240.9
Long-term operating lease liabilities	77.5	73.4
Other long-term liabilities	129.6	137.1
Total liabilities	3,703.4	3,593.9
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 million shares authorized; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 800.0 million shares authorized; 412.7 million and 373.0 million shares issued and outstanding, respectively, at September 30, 2026; and 410.7 million and 384.8 million shares issued and outstanding, respectively, at December 31, 2025	0.4	0.4
Additional paid-in capital	2,425.3	2,281.5
Accumulated other comprehensive income	85.5	115.0
Retained earnings	3,157.6	2,433.9
Treasury stock, at cost; 39.7 million shares at September 30, 2026 and 25.9 million shares at December 31, 2025	(3,133.4)	(2,084.8)
Total stockholders’ equity	2,535.4	2,746.0
Total liabilities and stockholders’ equity	$6,238.8	$6,339.9

See accompanying notes

DexCom, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
Revenue	$1,344.5	$1,209.3	$3,844.8	$3,402.4
Cost of sales	480.1	477.9	1,400.1	1,393.2
Gross profit	864.4	731.4	2,444.7	2,009.2
Operating expenses:
Research and development	161.6	157.5	459.9	450.9
Selling, general and administrative	375.6	331.4	1,084.0	969.5
Total operating expenses	537.2	488.9	1,543.9	1,420.4
Operating income	327.2	242.5	900.8	588.8
Other income, net	7.5	109.8	20.9	158.9
Income before income taxes	334.7	352.3	921.7	747.7
Income tax expense	59.6	68.5	198.0	178.7
Net income	$275.1	$283.8	$723.7	$569.0

Basic net income per share	$0.73	$0.73	$1.90	$1.45
Shares used to compute basic net income per share	374.7	391.1	380.6	391.4
Diluted net income per share	$0.72	$0.70	$1.87	$1.42
Shares used to compute diluted net income per share	383.5	407.4	389.0	407.7
See accompanying notes

DexCom, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net income	$275.1	$283.8	$723.7	$569.0
Other comprehensive income (loss), net of tax:
Translation adjustments and other	(3.5)	(3.6)	(25.7)	88.3
Unrealized gain (loss) on marketable debt securities	(1.0)	1.5	(3.8)	1.2
Total other comprehensive income (loss), net of tax	(4.5)	(2.1)	(29.5)	89.5
Comprehensive income	$270.6	$281.7	$694.2	$658.5
See accompanying notes

DexCom, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended September 30, 2026
				Accumulated Other Comprehensive Income (Loss)
(In millions)	Common Stock		Additional Paid-In Capital	Translation Adjustments and Other	Net Unrealized Loss on Marketable Securities	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2026	377.4	$0.4	$2,376.5	$91.6	$(1.6)	$2,882.5	$(2,728.0)	$2,621.4
Issuance of common stock under equity incentive plans	0.1	—	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.2	—	12.0	—	—	—	—	12.0
Common stock withheld related to net share settlement of equity awards	(0.1)	—	—	—	—	—	(1.6)	(1.6)
Purchases of treasury stock, including excise tax	(4.6)	—	—	—	—	—	(403.8)	(403.8)
Share-based compensation expense	—	—	36.8	—	—	—	—	36.8
Net income	—	—	—	—	—	275.1	—	275.1
Other comprehensive loss, net of tax	—	—	—	(3.5)	(1.0)	—	—	(4.5)
Balance at September 30, 2026	373.0	$0.4	$2,425.3	$88.1	$(2.6)	$3,157.6	$(3,133.4)	$2,535.4

	Three Months Ended September 30, 2025
				Accumulated Other Comprehensive Income (Loss)
(In millions)	Common Stock		Additional Paid-In Capital	Translation Adjustments and Other	Net Unrealized Gain on Marketable Securities	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2025	392.2	$0.4	$2,187.5	$83.5	$0.1	$1,882.8	$(1,581.2)	$2,573.1
Issuance of common stock for Employee Stock Purchase Plan	0.2	—	13.9	—	—	—	—	13.9
Purchases of treasury stock, including excise tax	(2.4)	—	—	—	—	—	(187.7)	(187.7)
Share-based compensation expense	—	—	45.1	—	—	—	—	45.1
Net income	—	—	—	—	—	283.8	—	283.8
Other comprehensive loss, net of tax	—	—	—	(3.6)	1.5	—	—	(2.1)
Balance at September 30, 2025	390.0	$0.4	$2,246.5	$79.9	$1.6	$2,166.6	$(1,768.9)	$2,726.1
See accompanying notes

DexCom, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Nine Months Ended September 30, 2026
				Accumulated Other Comprehensive Income (Loss)
(In millions)	Common Stock		Additional Paid-In Capital	Translation Adjustments and Other	Net Unrealized Gain (Loss) on Marketable Securities	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	384.8	$0.4	$2,281.5	$113.8	$1.2	$2,433.9	$(2,084.8)	$2,746.0
Issuance of common stock under equity incentive plans	1.6	—	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.4	—	24.7	—	—	—	—	24.7
Common stock withheld related to net share settlement of equity awards	(0.6)	—	—	—	—	—	(39.2)	(39.2)
Purchases of treasury stock, including excise tax	(13.2)	—	—	—	—	—	(1,009.4)	(1,009.4)
Share-based compensation expense	—	—	119.1	—	—	—	—	119.1
Net income	—	—	—	—	—	723.7	—	723.7
Other comprehensive loss, net of tax	—	—	—	(25.7)	(3.8)	—	—	(29.5)
Balance at September 30, 2026	373.0	$0.4	$2,425.3	$88.1	$(2.6)	$3,157.6	$(3,133.4)	$2,535.4

	Nine Months Ended September 30, 2025
				Accumulated Other Comprehensive Income (Loss)
(In millions)	Common Stock		Additional Paid-In Capital	Translation Adjustments and Other	Net Unrealized Gain on Marketable Securities	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	390.7	$0.4	$2,093.8	$(8.4)	$0.4	$1,597.6	$(1,581.2)	$2,102.6
Issuance of common stock under equity incentive plans	1.3	—	—	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	0.4	—	28.1	—	—	—	—	28.1
Purchases of treasury stock, including excise tax	(2.4)	—	—	—	—	—	(187.7)	(187.7)
Share-based compensation expense	—	—	124.6	—	—	—	—	124.6
Net income	—	—	—	—	—	569.0	—	569.0
Other comprehensive income, net of tax	—	—	—	88.3	1.2	—	—	89.5
Balance at September 30, 2025	390.0	$0.4	$2,246.5	$79.9	$1.6	$2,166.6	$(1,768.9)	$2,726.1
See accompanying notes

DexCom, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2026	2025
Operating activities
Net income	$723.7	$569.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	209.8	186.6
Share-based compensation	119.1	124.6
Non-cash interest expense	3.1	5.6
Deferred income taxes	(0.9)	103.3
Net (gains) losses on equity investments	10.0	(78.1)
Other non-cash income and expenses	6.8	(18.7)
Changes in operating assets and liabilities:
Accounts receivable, net	22.7	(95.7)
Inventory	(146.8)	(45.9)
Prepaid and other assets	51.0	(7.9)
Operating lease right-of-use assets and liabilities, net	(3.1)	(4.5)
Accounts payable and accrued liabilities	144.4	357.1
Accrued payroll and related expenses	(8.4)	56.6
Deferred revenue and other liabilities	(11.0)	(5.3)
Net cash provided by operating activities	1,120.4	1,146.7
Investing activities
Purchases of marketable securities	(941.4)	(1,246.6)
Proceeds from sale and maturity of marketable securities	1,160.9	1,755.1
Purchases of property and equipment	(214.2)	(261.6)
Acquisitions, net of cash acquired	(41.2)	—
Purchases of non-marketable equity securities	(9.5)	(18.0)
Other investing activities	—	0.5
Net cash provided by (used in) investing activities	(45.4)	229.4
Financing activities
Net proceeds from issuance of common stock	24.7	28.1
Purchases of treasury stock	(1,003.6)	(187.2)
Payments for taxes related to net share settlement of equity awards	(39.2)	—
Other financing activities	(5.7)	(5.1)
Net cash used in financing activities	(1,023.8)	(164.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8.8)	17.7
Increase in cash, cash equivalents and restricted cash	42.4	1,229.6
Cash, cash equivalents and restricted cash, beginning of period	919.1	607.3
Cash, cash equivalents and restricted cash, end of period	$961.5	$1,836.9

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$961.4	$1,835.7
Restricted cash	0.1	1.2
Total cash, cash equivalents and restricted cash	$961.5	$1,836.9

Supplemental disclosure of non-cash investing and financing transactions:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$41.1	$46.4
Right-of-use assets obtained in exchange for operating lease liabilities	$20.7	$2.7
Right-of-use assets obtained in exchange for finance lease liabilities	$2.9	$1.4
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
Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.
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

Significant Accounting Policies
There were no material changes during the nine months ended September 30, 2026 to our significant accounting policies as described in Note 1 “Organization and Significant Accounting Policies” to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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
As of September 30, 2026 and December 31, 2025, accounts receivable included unbilled amounts of $19.9 million and $16.9 million, respectively. We expect to invoice and collect all unbilled accounts receivable within twelve months.
We record deferred revenue when cash payments have been received prior to satisfaction of the related performance obligation. Our performance obligations are generally satisfied within twelve months of the initial contract date. As of September 30, 2026 and December 31, 2025, the current deferred revenue balances were not material.

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
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
Net income	$275.1	$283.8	$723.7	$569.0
Add back interest expense, net of tax attributable to assumed conversion of senior convertible notes	1.6	2.8	4.9	8.6
Net income - diluted	$276.7	$286.6	$728.6	$577.6

Net income per common share
Basic	$0.73	$0.73	$1.90	$1.45
Diluted	$0.72	$0.70	$1.87	$1.42

Basic weighted average shares outstanding	374.7	391.1	380.6	391.4
Dilutive potential securities:
RSUs and PSUs	1.1	0.6	0.7	0.6
Senior convertible notes	7.7	15.7	7.7	15.7
Diluted weighted average shares outstanding	383.5	407.4	389.0	407.7

Outstanding anti-dilutive securities not included in the calculations of diluted net income per share attributable to common stockholders were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
RSUs and PSUs	0.1	0.9	0.7	1.1

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
The following table summarizes financial assets that we measured at fair value on a recurring basis as of September 30, 2026, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$402.3	$5.5	$—	$407.8

Debt securities, available-for-sale:
U.S. government agencies (1)	—	336.0	—	336.0
Commercial paper	—	132.6	—	132.6
Corporate debt	—	387.9	—	387.9
Total debt securities, available-for-sale	—	856.5	—	856.5

Other assets:
Convertible note investments	—	—	10.7	10.7
Deferred compensation plan assets (2)	21.8	—	—	21.8

Total assets measured at fair value on a recurring basis	$424.1	$862.0	$10.7	$1,296.8
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

The following table summarizes financial assets that we measured at fair value on a recurring basis as of December 31, 2025, classified in accordance with the fair value hierarchy:

	Fair Value Measurements Using
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$392.8	$—	$—	$392.8

Debt securities, available-for-sale:
U.S. government agencies (1)	—	357.3	—	357.3
Commercial paper	—	123.4	—	123.4
Corporate debt	—	600.3	—	600.3
Total debt securities, available-for-sale	—	1,081.0	—	1,081.0

Other assets:
Convertible note investments	—	—	10.5	10.5
Deferred compensation plan assets (2)	20.0	—	—	20.0

Total assets measured at fair value on a recurring basis	$412.8	$1,081.0	$10.5	$1,504.3
(1)Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.
(2)Includes assets which are held pursuant to a deferred compensation plan for senior management, which consist mainly of mutual funds.
There were no transfers into or out of Level 3 securities during the three and nine months ended September 30, 2026 and September 30, 2025.
Foreign Currency and Derivative Financial Instruments
As we conduct business globally in many currencies, we are exposed to foreign exchange rate changes. To limit this exposure, we enter into foreign currency forward contracts to hedge monetary assets and liabilities, including intercompany loans, denominated in non-functional currencies. Our foreign currency forward contracts are not designated as hedging instruments. Therefore, changes in the fair values of these contracts are recognized in other income, net in our condensed consolidated statements of operations, thereby offsetting the current earnings effect of the related foreign currency assets and liabilities. The duration of these contracts are generally less than one year.
As of September 30, 2026 and December 31, 2025, the notional amounts of outstanding foreign currency forward contracts were $273.3 million and $229.3 million, respectively. The resulting impact on our condensed consolidated financial statements from currency hedging activities was not significant for the three and nine months ended September 30, 2026 and September 30, 2025.
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
The carrying values of our non-marketable equity investments were $217.5 million as of September 30, 2026 and $218.0 million as of December 31, 2025. During the three and nine months ended September 30, 2026, we did not record any upward adjustments. During the three and nine months ended September 30, 2025, we recorded upward adjustments of $82.5 million for observable price changes.
For our non-marketable equity investments held as of September 30, 2026, the cumulative upward adjustments for observable price changes were $82.5 million and cumulative downward adjustments and impairments were not significant.
During the three and nine months ended September 30, 2026, net unrealized losses on non-marketable equity investments were not significant. During the three and nine months ended September 30, 2025, net unrealized gains on non-marketable equity investments were $82.5 million and $80.0 million, respectively.
There were no significant impairment losses on assets and liabilities measured at fair value on a non-recurring basis during the three and nine months ended September 30, 2026 and September 30, 2025.

3. Balance Sheet Details and Other Financial Information

Short-Term Debt Marketable Securities
Short-term debt marketable securities, consisting of available-for-sale debt securities were as follows:

	September 30, 2026
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies (1)	$337.3	$—	$(1.3)	$336.0
Commercial paper	132.8	—	(0.2)	132.6
Corporate debt	389.8	—	(1.9)	387.9
Total debt securities, available-for-sale	$859.9	$—	$(3.4)	$856.5
(1)Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.

	December 31, 2025
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Debt securities, available-for-sale:
U.S. government agencies (1)	$356.6	$0.7	$—	$357.3
Commercial paper	123.4	—	—	123.4
Corporate debt	599.4	0.9	—	600.3
Total debt securities, available-for-sale	$1,079.4	$1.6	$—	$1,081.0
(1)Includes debt obligations issued by U.S. government-sponsored enterprises or U.S. government agencies.
As of September 30, 2026, the estimated market values of our short-term debt securities with contractual maturities due within 12 months and due after 12 months through 18 months were $722.9 million and $133.6 million, respectively. As of December 31, 2025, the estimated market value of our short-term debt securities with contractual maturities due within 12 months was $1.08 billion. Gross realized gains and losses on sales of our short-term debt securities for the three and nine months ended September 30, 2026 and September 30, 2025 were not significant.
We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities at September 30, 2026 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Accordingly, we have not recorded an allowance for credit losses.

Inventory

(In millions)	September 30, 2026	December 31, 2025
Raw materials	$230.5	$257.6
Work-in-process	77.3	105.0
Finished goods	462.9	266.5
Total inventory	$770.7	$629.1
We recorded inventory reserve charges of $33.0 million and $16.0 million, during the three months ended September 30, 2026 and 2025, respectively, and $117.2 million and $53.0 million during the nine months ended September 30, 2026 and 2025, respectively. These charges are recorded in cost of sales and reflect reserves established through our ongoing evaluation of quality control data, the planned discontinuation of G6 manufacturing, forecasted demand, analysis of risk exposure, and the continued improvement and innovation of our products.

Prepaid and Other Current Assets

(In millions)	September 30, 2026	December 31, 2025
Prepaid expenses	$72.4	$66.4
Deferred compensation plan assets	21.8	20.0
Income tax receivables	7.6	60.8
Indirect tax receivables	11.4	13.0
Other current assets	28.0	29.2
Total prepaid and other current assets	$141.2	$189.4

Property and Equipment

(In millions)	September 30, 2026	December 31, 2025
Building	$503.7	$319.7
Computer software and hardware	98.9	87.8
Furniture and fixtures	44.1	41.0
Land and land improvements	66.5	58.3
Leasehold improvements	298.8	302.1
Machinery and equipment	1,174.7	1,016.3
Construction in progress	326.8	593.5
Total cost	2,513.5	2,418.7
Less: accumulated depreciation and amortization	(970.4)	(858.8)
Total property and equipment, net	$1,543.1	$1,559.9

Intangibles, Net
In the second quarter of 2026, we acquired an entity, in which substantially all the fair value of the gross assets acquired are concentrated in a group of similar identifiable assets. Accordingly, the transaction was accounted for as an acquisition of a group of assets. In connection with the acquisition, we recorded $48.7 million in gross intangible assets, primarily related to acquired technology. Net intangible assets increased $18.6 million from December 31, 2025, reflecting the impact of the acquisition, partially offset by amortization expense recognized during the nine months ended September 30, 2026.

Other Assets

(In millions)	September 30, 2026	December 31, 2025
Non-marketable equity securities	$217.5	$218.0
Capitalized software	17.9	19.1
Long-term deposits	24.1	17.2
Other assets	17.7	24.4
Total other assets	$277.2	$278.7

Accounts Payable and Accrued Liabilities

(In millions)	September 30, 2026	December 31, 2025
Accounts payable trade	$308.5	$344.3
Accrued rebates	1,615.2	1,487.6
Accrued tax, audit, and legal fees	36.4	27.0
Accrued warranty	17.4	10.4
Deferred compensation plan liabilities	21.8	20.0
Income tax payable	25.6	8.9
Other accrued liabilities	40.7	45.8
Total accounts payable and accrued liabilities	$2,065.6	$1,944.0

Accrued Payroll and Related Expenses

(In millions)	September 30, 2026	December 31, 2025
Accrued wages, bonus and taxes	$131.0	$134.6
Other accrued employee benefits	28.7	34.6
Total accrued payroll and related expenses	$159.7	$169.2

Other Long-Term Liabilities

(In millions)	September 30, 2026	December 31, 2025
Asset retirement obligation	$19.9	$20.6
Finance lease obligations	51.0	53.8
Income tax payable	31.3	46.6
Other liabilities	27.4	16.1
Total other long-term liabilities	$129.6	$137.1

Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Interest and dividend income	$14.3	$32.7	$50.7	$89.2
Interest expense	(3.1)	(4.7)	(9.2)	(14.1)
Net gains (losses) on equity investments	—	82.7	(10.0)	78.1
Other income (expense), net	(3.7)	(0.9)	(10.6)	5.7
Total other income, net	$7.5	$109.8	$20.9	$158.9

4. Debt

Senior Convertible Notes
As of September 30, 2026 and December 31, 2025, the if-converted value of our unsecured senior convertible notes due 2028, or 2028 Notes, did not exceed their outstanding principal amount. Our unsecured senior convertible notes due 2025, or 2025 Notes, matured in November 2025 and we repaid the principal of $1.21 billion entirely in cash on the maturity date.
The carrying amounts of our senior convertible notes were as follows:

(In millions)	September 30, 2026	December 31, 2025
Principal amount:
2028 Notes	$1,250.0	$1,250.0
Unamortized debt issuance costs	(6.3)	(9.1)
Carrying amount of senior convertible notes	$1,243.7	$1,240.9
The following table summarizes the components of interest expense and the effective interest rates for our senior convertible notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Cash interest expense:
Contractual coupon interest (1)	$1.1	$1.9	$3.5	$5.8
Non-cash interest expense:
Amortization of debt issuance costs	1.0	1.8	2.9	5.4
Total interest expense recognized on senior notes	$2.1	$3.7	$6.4	$11.2

Effective interest rate:
2025 Notes	*	0.5%	*	0.5%
2028 Notes	0.7%	0.7%	0.7%	0.7%

(1) Interest on the 2025 Notes began accruing upon issuance and was payable semi-annually on May 15 and November 15 of each year until the 2025 Notes matured in November 2025. Interest on the 2028 Notes began accruing upon issuance and is payable semi-annually on May 15 and November 15 of each year.

* Not applicable as no notes were outstanding in the relevant period.
Fair Value of Senior Convertible Notes
The fair value, based on trading prices (Level 1 inputs), of our senior convertible notes were as follows:

	Fair Value Measurements Using Level 1
(In millions)	September 30, 2026	December 31, 2025
2028 Notes	$1,185.5	$1,152.1

Convertible Debt Summary
The following table summarizes key details of the 2028 Notes:

Senior Convertible Notes	Offering Completion Date	Maturity Date	Stated Interest Rate	Aggregate Principal Amount Issued	Net Proceeds(1)	Initial Conversion Rate(2) (per $1,000 principal amount)	Conversion Price (per share)	Settlement Methods(3)

2028 Notes	May 2023	May 15, 2028	0.375%	$1.25 billion	$1.23 billion	6.1571 shares	$162.41	Cash and/or shares

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

Conversion Activity for Senior Convertible Notes
There was no conversion activity for the 2028 Notes for the nine months ended September 30, 2026.

Credit Agreement
On September 14, 2026, we terminated our existing credit agreement, and entered into a new five-year credit agreement, or the Credit Agreement, which provides for a $200.0 million unsecured revolving credit facility, or the Credit Facility, scheduled to mature in September 2031. The Credit Facility includes a contingent accordion feature that allows us to request increases in the revolving commitments in an aggregate amount up to the greater of (i) 100% of EBITDA as of the increase effective date and (ii) 100% of EBITDA for the trailing four quarters, contingent upon the satisfaction of certain conditions and lender approval. The Credit Facility also includes a $75.0 million sublimit for the issuance of letters of credit.
Borrowings under the Credit Facility bear interest at a variable base rate, determined by the currency and type of borrowing, plus an applicable margin based on our long-term credit rating or total net leverage ratio. As of September 30, 2026, we had no outstanding borrowings, $8.7 million in outstanding letters of credit, and $191.3 million available for borrowing under the Credit Facility. Funds borrowed under the Credit Facility may be used for general corporate purposes.
The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, and events of default. Financial covenants require us to maintain a minimum interest coverage ratio and a maximum total net leverage ratio. As of September 30, 2026, we were in compliance with these covenants.
As of September 30, 2026, we have other guarantee facilities related to certain international operations that are partially collateralized, which are included in non-current “Other assets” on our condensed consolidated balance sheets. These facilities are not significant to the condensed consolidated financial statements.

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

6. Income Taxes
We estimate our annual effective tax rate to be 21.7% for the full year 2026, which differs from the U.S. federal statutory rate due to state and foreign income taxes, federal taxation of international operations, and nondeductible executive compensation, partially offset by federal tax credits generated. Our actual effective tax rate of 21.5% for the nine months ended September 30, 2026 compared to the estimated annual effective tax rate of 21.7% was lower primarily due to the release of reserves for uncertain tax positions due to statute of limitations expiration, partially offset by shortfalls recognized for employee share-based compensation, net of disallowed executive compensation.
The Organization for Economic Co-operation and Development’s, or OECD, Pillar Two Initiative introduced a 15% global minimum tax for certain multinational groups exceeding minimum annual global revenue thresholds. As of September 30, 2026, the global minimum tax rules enacted in countries in which we operate, including the transitional safe harbor provisions, do not have a material impact on our condensed consolidated financial statements.
In June 2026, the California Franchise Tax Board commenced an audit of our California income tax returns for the 2022 and 2023 years. In July 2026, the IRS commenced an audit of our 2024 federal income tax return. As of September 30, 2026, we do not expect any significant adjustments as a result of either audit.

7. Stockholders’ Equity
Share-Based Compensation
Our share-based compensation expense is associated with RSUs, PSUs, and our Employee Stock Purchase Plan, or ESPP. The following table summarizes our share-based compensation expense included in our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Cost of sales	$2.7	$1.0	$8.6	$8.2
Research and development	10.3	12.2	31.6	38.5
Selling, general and administrative	23.8	31.9	78.9	77.9
Total share-based compensation expense	$36.8	$45.1	$119.1	$124.6
As of September 30, 2026, unrecognized estimated compensation costs related to RSUs and PSUs totaled $219.4 million and are expected to be recognized over a weighted-average period of approximately 1.9 years.
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
2026 Share Repurchase Program
In May 2026, our Board of Directors authorized and approved a share repurchase program of up to $1.00 billion of our outstanding common stock, with a repurchase period ending no later than June 30, 2027, or the 2026 Share Repurchase Program. During the three and nine months ended September 30, 2026, we repurchased 4.6 million and 13.2 million shares, respectively, of our common stock for $400.0 million and $1.00 billion, respectively, under the 2026 Share Repurchase Program. As of September 30, 2026, the 2026 Share Repurchase Program was completed.
Repurchases of our common stock under the 2026 Share Repurchase Program were permitted to be made from time to time in the open market, in privately negotiated transactions or by other methods, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, at our discretion, and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act and other applicable federal and state laws and regulations.
During the three and nine months ended September 30, 2026, 0.1 million and 0.6 million shares, respectively, of our common stock were withheld to satisfy employee tax withholding obligations related to net share settlement.
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
The following table sets forth our segment information for revenue, measures of segment profit or loss, and significant expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Revenue	$1,344.5	$1,209.3	$3,844.8	$3,402.4
Less:
Cost of sales (1)	480.1	477.9	1,400.1	1,393.2
Payroll related expenses	240.8	233.2	697.0	675.4
Stock-based compensation expense	34.1	44.1	110.5	116.4
Marketing expense	96.4	75.7	272.8	224.9
Travel related expenses	17.3	15.2	56.5	49.1
Supply expenses and clinical trials	14.8	17.7	38.5	45.8
Consulting & professional fees	41.3	33.1	117.3	100.9
Equipment, office & facility expenses	30.8	22.8	85.2	66.8
IT software and data	43.7	36.8	122.0	107.9
Depreciation and amortization	17.2	9.6	41.4	28.1
Other segment items (2)	0.8	0.7	2.7	5.1
Operating income	327.2	242.5	900.8	588.8
Other income, net	7.5	109.8	20.9	158.9
Income tax expense	59.6	68.5	198.0	178.7
Net income	$275.1	$283.8	$723.7	$569.0

(1) Includes amounts stated in other significant expense captions.
(2) Other segment items are primarily composed of bad debt expense and other miscellaneous operating expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Other segment disclosures
Depreciation and amortization (1)	$74.5	$63.6	$209.8	$186.6
Expenditures for long-lived assets	$52.9	$80.5	$214.2	$261.6
Significant noncash items other than depreciation and amortization expense:
Deferred income tax expense (benefit)	$(0.9)	$118.0	$(0.9)	$103.3
Net (gains) losses on equity investments	$—	$(82.7)	$10.0	$(78.1)

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
The following table presents our revenue disaggregated by major sales channel and geographic region:

	Three Months Ended September 30,
	2026			2025
(In millions)	United States	International	Total	United States	International	Total
Distributor	$933.1	$214.9	$1,148.0	$818.1	$207.9	$1,026.0
Direct	36.7	159.8	196.5	33.8	149.5	183.3
Total revenue	$969.8	$374.7	$1,344.5	$851.9	$357.4	$1,209.3

	Nine Months Ended September 30,
	2026			2025
(In millions)	United States	International	Total	United States	International	Total
Distributor	$2,623.5	$637.2	$3,260.7	$2,338.7	$545.1	$2,883.8
Direct	112.0	472.1	584.1	104.7	413.9	518.6
Total revenue	$2,735.5	$1,109.3	$3,844.8	$2,443.4	$959.0	$3,402.4
During the three and nine months ended September 30, 2026, and September 30, 2025, no individual country outside the United States generated revenue that represented more than 10% of our total revenue.

9. Subsequent Events
In October 2026, our Board of Directors authorized and approved a share repurchase program of up to $1.00 billion of our outstanding common stock with a repurchase period ending no later than December 31, 2027, which we refer to as the 2027 Share Repurchase Program.
Repurchases of our common stock under the 2027 Share Repurchase Program may be made from time to time in the open market, in privately negotiated transactions or by other methods, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, at our discretion, and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act and other applicable federal and state laws and regulations. The timing of any repurchases will depend on market conditions and will be made at our discretion.
The 2027 Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares of our common stock, and the program may be extended, modified, suspended, or discontinued at any time.

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
We received approval from the Food and Drug Administration, or FDA, and commercialized our first product in 2006. We launched our latest generation systems, the Dexcom G7 Continuous Glucose Monitoring System, or G7, in 2023, and the Dexcom G7 15 Day Continuous Glucose Monitoring System, or G7 15 Day, in late 2025. In August 2024, we launched Stelo, our biosensor designed for adults with prediabetes and Type 2 diabetes who do not use insulin, as the first over-the-counter glucose biosensor in the U.S. In June 2026, Stelo received FDA clearance expanding its indication to include children ages 2 years and older who do not use insulin.
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
We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting estimates during the nine months ended September 30, 2026.

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue, gross profit, operating income, net income, and operating cash flow.

Key Highlights for the Three Months Ended September 30, 2026 include the following:

Revenue	Gross Profit	Operating Income	Net Income	Operating Cash Flow

$1.34 billion	$864.4 million	$327.2 million	$275.1 million	$325.6 million
up 11% from the same period in 2025	up 18% from the same period in 2025	up 35% from the same period in 2025	down 3% from the same period in 2025	down 51% from the same period in 2025
We ended the third quarter of 2026 with cash, cash equivalents and short-term marketable securities totaling $1.82 billion.

Results of Operations

Financial Overview

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

	Three Months Ended September 30,				2026 - 2025
(In millions, except per share amounts)	2026	% of Revenue (1)	2025	% of Revenue (1)	$ Change	% Change
Revenue	$1,344.5	100%	$1,209.3	100%	$135.2	11%
Cost of sales	480.1	36%	477.9	40%	2.2	—%
Gross profit	864.4	64%	731.4	60%	133.0	18%
Operating expenses:
Research and development	161.6	12%	157.5	13%	4.1	3%
Selling, general and administrative	375.6	28%	331.4	27%	44.2	13%
Total operating expenses	537.2	40%	488.9	40%	48.3	10%
Operating income	327.2	24%	242.5	20%	84.7	35%
Other income, net	7.5	1%	109.8	9%	(102.3)	(93)%
Income before income taxes	334.7	25%	352.3	29%	(17.6)	(5)%
Income tax expense	59.6	4%	68.5	6%	(8.9)	(13)%
Net income	$275.1	20%	$283.8	23%	$(8.7)	(3)%

Basic net income per share	$0.73	**	$0.73	**	$—	—%
Diluted net income per share	$0.72	**	$0.70	**	$0.02	3%

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

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Revenue and Gross Profit Margin %
$1,209.3 M
60.5%
$1,344.5 M
64.3%
2025
2026
Revenue
Gross Profit Margin %

	Three Months Ended September 30,
	2026			2025
(In millions)	United States	International	Total	United States	International	Total
Distributor	$933.1	$214.9	$1,148.0	$818.1	$207.9	$1,026.0
Direct	36.7	159.8	196.5	33.8	149.5	183.3
Total revenue	$969.8	$374.7	$1,344.5	$851.9	$357.4	$1,209.3

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Revenue
The revenue increase was primarily driven by increased sales volume of our disposable sensors due to the continued growth of our worldwide customer base. We added approximately 600,000 to 700,000 net customers, excluding Stelo customers, to our worldwide customer base in 2025.

Cost of sales & Gross profit
The increase in gross profit and gross profit margin percentage in the third quarter of 2026 compared to the third quarter of 2025 was primarily driven by increased sales volume, G7 15 Day benefits, improved manufacturing efficiencies, higher production volumes, and a more favorable manufacturing mix, which resulted in better absorption of fixed costs. The increase in gross margin was attributable to the implementation of additional quality testing and material validation efforts relative to the prior year. These favorable impacts were partially offset by higher inventory reserve charges primarily associated with the planned discontinuation of G6 manufacturing. Cost of sales remained relatively consistent primarily as a result of improved manufacturing efficiencies.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Research and development expense
Research and development expense was relatively consistent due to the timing of project spend.

We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and enhanced products and services that are central to our core business strategy.

Selling, general and administrative expense
Selling, general and administrative expense increased primarily due to $20.7 million in incremental investments in advertising and marketing costs, $11.1 million in higher facilities-related costs, and $6.9 million in higher third party and consulting fees.

Other income, net
Other income, net, decreased primarily due to the absence of an $82.5 million prior year gain on equity investments and $18.4 million in lower interest and dividend income. The decrease in interest income was driven by a decrease in the average invested balances and changes in market interest rates.

Income tax expense
The income tax expense recorded for the three months ended September 30, 2026 was primarily attributable to income tax expense from normal, recurring operations, partially offset by the release of reserves for uncertain tax positions due to statute of limitations expiration.

The income tax expense recorded for the three months ended September 30, 2025 was primarily attributable to income tax expense from normal, recurring operations and the tax benefit related to the commencement of our Malaysia tax holiday.

The decrease in our effective tax rate for the three months ended September 30, 2026 compared to the same period in 2025 is primarily attributable to the tax benefits recognized upon the release of reserves for uncertain tax positions due to statute of limitations expiration and mix of earnings by jurisdiction, partially offset by the prior-year benefit from the initial recognition of the Malaysia tax holiday in the third quarter of 2025.

Results of Operations

Financial Overview

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

	Nine Months Ended September 30,				2026 - 2025
(In millions, except per share amounts)	2026	% of Revenue (1)	2025	% of Revenue (1)	$ Change	% Change
Revenue	$3,844.8	100%	$3,402.4	100%	$442.4	13%
Cost of sales	1,400.1	36%	1,393.2	41%	6.9	—%
Gross profit	2,444.7	64%	2,009.2	59%	435.5	22%
Operating expenses:
Research and development	459.9	12%	450.9	13%	9.0	2%
Selling, general and administrative	1,084.0	28%	969.5	28%	114.5	12%
Total operating expenses	1,543.9	40%	1,420.4	42%	123.5	9%
Operating income	900.8	23%	588.8	17%	312.0	53%
Other income, net	20.9	1%	158.9	5%	(138.0)	(87)%
Income before income taxes	921.7	24%	747.7	22%	174.0	23%
Income tax expense	198.0	5%	178.7	5%	19.3	11%
Net income	$723.7	19%	$569.0	17%	$154.7	27%

Basic net income per share	$1.90	**	$1.45	**	$0.45	31%
Diluted net income per share	$1.87	**	$1.42	**	$0.45	32%

(1) The sum of the individual percentages may not equal the total due to rounding.
** Not meaningful

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Revenue and Gross Profit Margin %
$3,402.4 M
$3,844.8 M
59.1%
63.6%
2025
2026
Revenue
Gross Profit Margin %

	Nine Months Ended September 30,
	2026			2025
(In millions)	United States	International	Total	United States	International	Total
Distributor	$2,623.5	$637.2	$3,260.7	$2,338.7	$545.1	$2,883.8
Direct	112.0	472.1	584.1	104.7	413.9	518.6
Total revenue	$2,735.5	$1,109.3	$3,844.8	$2,443.4	$959.0	$3,402.4

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

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

Cost of sales & Gross profit
The increase in gross profit and gross profit margin percentage in 2026 compared to 2025 was primarily driven by increased sales volume, G7 15 Day benefits, improved manufacturing efficiencies, higher production volumes, and a more favorable manufacturing mix, which resulted in better cost absorption of fixed costs. The increase in gross margin was attributable to the implementation of additional quality testing and material valuation efforts relative to the prior year. These favorable impacts were partially offset by higher inventory reserve charges primarily associated with the planned discontinuation of G6 manufacturing and higher enhanced product replacement program costs. Cost of sales remained relatively consistent primarily as a result of improved manufacturing efficiencies.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Research and development expense
Research and development expense was relatively consistent due to the timing of project spend.

We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace, and to the development of new and updated products and services that are central to our core business strategy.

Selling, general and administrative expense
Selling, general and administrative expense increased primarily due to $47.9 million in incremental investments in advertising and marketing costs, $22.6 million in higher facilities-related costs, and $20.8 million in higher compensation and related costs.

Other income, net
Other income, net, decreased primarily due to the absence of an $82.5 million prior year gain on equity investments, $38.5 million in lower interest and dividend income, and $16.4 million in net foreign currency losses. The decrease in interest income was driven by a decrease in the average invested balances and changes in market interest rates.

Income tax expense
The income tax expense recorded for the nine months ended September 30, 2026 was primarily attributable to income tax expense from normal, recurring operations at an estimated annual effective tax rate of 21.7%, decreased by the release of reserves for uncertain tax positions due to statute of limitations expiration, partially offset by discrete shortfalls recognized for share-based compensation for employees, net of nondeductible executive compensation.

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

The decrease in our effective tax rate for the nine months ended September 30, 2026 compared to the same period in 2025 is primarily attributable to the tax benefits recognized upon the release of reserves for uncertain tax positions due to statute of limitations expiration and the mix of earnings by jurisdiction.

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

Main Sources of Liquidity
Cash, cash equivalents and short-term marketable securities
Our cash, cash equivalents and short-term marketable securities totaled $1.82 billion as of September 30, 2026. None of those funds were restricted and $1.42 billion (approximately 78%) of those funds were located in the United States.
Cash flows from Operations
For the nine months ended September 30, 2026, we had positive cash flows of $1.12 billion from operating activities. We anticipate that we will continue to generate positive cash flows from operations for the foreseeable future.
Credit Agreement
As of September 30, 2026, we had no outstanding borrowings, $8.7 million in outstanding letters of credit, and $191.3 million available for borrowing under the Credit Facility. Funds borrowed under the Credit Facility may be used for general corporate purposes. We monitor counterparty risk associated with the institutional lenders that are providing the Credit Facility. The Credit Agreement will mature in September 2031. See Note 4 “Debt” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.
Short-term Liquidity Requirements
As of September 30, 2026, our short-term liquidity requirements primarily consist of regular operating costs, interest payments related to our 2028 Notes, capital expenditures for the development of our manufacturing facilities and office spaces, and short-term material cash requirements as described below. As of September 30, 2026, we had a working capital ratio of 1.74 and a quick ratio of 1.33, which indicates that our current assets are sufficient to cover our short-term liabilities. We expect to incur significant capital expenditures for the next year as we continue to invest in equipment and our manufacturing facilities.
We believe that our cash, cash equivalents, and marketable securities balances, projected cash contributions from our commercial operations, and borrowings under our Credit Facility will be sufficient to meet our anticipated seasonal working capital needs, all capital expenditure requirements, material cash requirements as described herein, and meet other liquidity requirements associated with our operations for at least the next 12 months. We currently intend to continue to use cash to repurchase shares of our common stock, including pursuant to share repurchase programs, or for other strategic initiatives that strengthen our foundation for long-term growth.
Long-term Liquidity Requirements
Our long-term liquidity requirements primarily consist of interest and principal payments related to our 2028 Notes, capital expenditures for the development of our manufacturing facilities and office spaces, and long-term material cash requirements as described below. As of September 30, 2026, we had a debt-to-assets ratio of 0.20, which indicates that our total assets are sufficient to cover our debts. As demand grows for our products, we will continue to expand global operations to meet demand through investments in manufacturing and operations. We expect to meet our long-term liquidity requirements from our main sources of liquidity as described above to support our future operations, capital expenditures, acquisitions, and other liquidity requirements associated with our operations beyond the next 12 months. Further, we expect to allocate at least 50% of cash generated from operations, net of planned capital expenditures, to share repurchases over the course of our long-range plan.
As of September 30, 2026, we have outstanding senior convertible notes classified as long-term that will mature in May 2028. However, the outstanding principal of our senior convertible notes could be converted into cash and/or shares of our common stock prior to maturity once certain conditions are met. See Note 4 “Debt—Senior Convertible Notes” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on conversion rights prior to maturity.

Material Cash Requirements
From time to time in the ordinary course of business, we enter into a variety of purchase arrangements including but not limited to, purchase arrangements related to capital expenditures, components used in manufacturing, and research and development activities. As of September 30, 2026, our open purchase orders and other contractual obligations in the ordinary course of business were materially consistent with the amount disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Our obligations under the 2028 Notes include both principal and interest payments. Prior to the maturity of the 2028 Notes in May 2028, the notes may be converted into cash and/or shares of our common stock if certain conditions are met. Any conversion prior to maturity may result in repayment of the principal amounts due under the 2028 Notes sooner than the scheduled repayment.
As market conditions warrant, we may, from time to time, repurchase our outstanding debt securities or shares of our common stock, including pursuant to any future share repurchase program authorized by our Board of Directors, in the open market, in privately negotiated transactions, by exchange transaction or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity and other factors and may be commenced or suspended at any time. The amounts involved and total consideration paid may be material. See Note 7 “Stockholders’ Equity—Share Repurchase Program and Treasury Shares” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about our 2026 Share Repurchase Program, which was completed in the third quarter of 2026.
See Note 4 “Debt” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about the terms of the Credit Agreement, our senior convertible notes, and the 2028 Capped Calls.
We are party to various leasing arrangements, primarily for office, manufacturing and warehouse space that expire at various times through 2040, including any renewal options that we are reasonably certain to exercise. We also have land leases in Penang, Malaysia that expire in 2082 and Athenry, Ireland that expire in 3023 related to our international manufacturing facilities. We anticipate incurring significant expenditures related to the build-out of our manufacturing facilities and investment in equipment. See Note 5 “Leases and Other Commitments—Leases” to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for more information about our leases. There were no material changes to our lease obligations during the nine months ended September 30, 2026.

Cash Flows
As of September 30, 2026, we had $1.82 billion in cash, cash equivalents and short-term marketable securities, which is a decrease of $180.8 million compared to $2.00 billion as of December 31, 2025.
The following table sets forth a summary of our cash flows and the primary changes in cash flows for the periods shown. See the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the complete condensed consolidated statements of cash flows for these periods.

	Nine Months Ended September 30,
(In millions)	2026	2025	$ Change
Net cash provided by operating activities	$1,120.4	$1,146.7	$(26.3)
Net cash provided by (used in) investing activities	(45.4)	229.4	(274.8)
Net cash used in financing activities	(1,023.8)	(164.2)	(859.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8.8)	17.7	(26.5)
Increase in cash, cash equivalents and restricted cash	$42.4	$1,229.6	$(1,187.2)

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Operating Cash Flows	$154.7 million increase in net income
$24.6 million increase in net non-cash adjustments primarily due to net (gains) losses on equity investments and depreciation and amortization, partially offset by deferred income taxes

$205.6 million decrease in net changes in operating assets and liabilities primarily due to the timing of payables and increase in inventory, partially offset by timing of sales and customer collections in accounts receivables

Investing Cash Flows	$289.0 million decrease in net proceeds from marketable securities due to the management of our liquidity
$41.2 million increase in cash used for an acquisition in the second quarter of 2026

Financing Cash Flows	$816.4 million increase in cash used to repurchase our common stock
$39.2 million increase in payments for taxes related to net share settlement of equity awards

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2026. See Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, for a detailed discussion of our market risks.

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Regulations under the Exchange Act require public companies to maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and timely communicated to management, including our President and Chief Executive Officer (our principal executive officer) and Chief Operating Officer and Chief Financial Officer (our principal financial officer), recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of September 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of such date.
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
Securities Class Actions
Between August 21 and October 9, 2024, three substantially similar putative class action complaints were filed against us and certain of our executive officers in the United States District Court for the Southern District of California. On December 13, 2024, the court appointed lead plaintiff and consolidated the three actions (now captioned In re Dexcom, Inc. Class Action Securities Litigation, Lead Case No.: 24-cv-1485-RSH-VET). On January 27, 2025, lead plaintiff filed a consolidated complaint. The consolidated complaint alleged violations of the Exchange Act against us and certain of our current and former executive officers for allegedly making false and misleading statements between April 28, 2023 and July 25, 2024, with respect to our expected revenue for fiscal 2024 and ability to capitalize on our growth potential. On March 13, 2025, we filed a motion to dismiss the consolidated complaint. On May 14, 2025, the court granted the motion to dismiss with leave to amend. On May 28, 2025, lead plaintiff filed an amended consolidated complaint. On June 11, 2025, we filed a motion to dismiss the amended consolidated complaint. On September 9, 2025, the court granted in part and denied in part the motion to dismiss. On October 7, 2025, defendants answered the amended consolidated complaint. On October 10, 2025, defendants filed a motion for judgment on the pleadings as to the two surviving challenged statements. On January 7, 2026, the court granted defendants’ motion for judgment on the pleadings with leave to amend. On February 6, 2026, lead plaintiff filed a second amended consolidated complaint. On February 20, 2026, we filed a motion to dismiss the second amended complaint. On August 27, 2026, the court granted defendants’ motion to dismiss with prejudice and entered judgment. On September 25, 2026, lead plaintiff filed a notice of appeal and on September 30, 2026, the Ninth Circuit issued a scheduling order. Pursuant to that order, appellant’s opening brief is due November 9, 2026, and our answering brief is due December 9, 2026.
On October 27, 2025, a putative class action complaint was filed against us and certain of our executive officers in the United States District Court for the Southern District of New York (captioned Prime v. Dexcom, Inc., et al, Case No.: 1:25-cv-08912). The complaint alleges violations of the Exchange Act against us and certain of our executive officers for allegedly making false and misleading statements between July 26, 2024 and September 17, 2025, with respect to the accuracy, reliability, and functionality of our G7 device, as well as our enhancements to and manufacturing of the device. A lead plaintiff has been appointed and filed an amended complaint on April 10, 2026. On June 9, 2026, we filed a motion to dismiss the amended complaint. Lead plaintiff opposed our motion to dismiss on July 31, 2026. We filed a reply in support of the motion on September 14, 2026. The motion to dismiss is now fully briefed and pending before the court. The court has not scheduled any oral argument on the motion.
Derivative Actions
Between September 13 and April 14, 2025, three putative stockholders filed derivative lawsuits against us and certain of our current and former executive officers and directors in the United States District Court for the Southern District of California. The derivative complaints allege factual allegations largely tracking allegations made in the In re Dexcom, Inc. Securities Class Action Litigation and seek, among other things, damages and restitution to be paid to the Company by the individual defendants, punitive damages, and attorney’s fees and costs. These actions have been consolidated (captioned In Re: Dexcom, Inc. Stockholder Derivative Litigation, Lead Case No.: 24-cv-1645-RSH-VET), and are currently stayed pending a resolution of the appeal in the In re Dexcom, Inc. Securities Class Action Litigation.
On September 25, 2025, an additional derivative lawsuit was filed against us and certain of our current and former executive officers and directors in the Court of Chancery of the State of Delaware. The allegations largely track those made in the In re Dexcom, Inc. Securities Class Action Litigation and seek, among other things, damages and restitution to be paid to the Company by the individual defendants, punitive damages, and attorney’s fees and costs. This action is currently stayed pending a resolution of the appeal in the In re Dexcom, Inc. Securities Class Action Litigation.

On March 24, 2026, Dexcom’s board members and certain of its current and former executives were named as defendants in a complaint filed as a stockholder derivative action in the Southern District of California (captioned Bud & Sue Frashier Family Trust U/A Dated 5/5/98 v. Jacob S. Leach, et al., Case No. 3:26-cv-01852-AGS-SBC). The Company is named as a nominal defendant. The case makes similar allegations to those in the securities class action complaint filed in the Southern District of New York (captioned Prime v. Dexcom, Inc., et al., Case No.: 1:25-cv-08912). On May 11, 2026, the parties filed a joint motion and stipulation to stay the action pending the resolution of the securities class action, which the court granted on May 12, 2026.
On April 28, 2026, certain current and former members of Dexcom’s board of directors and executives were named as defendants in a complaint filed as a stockholder derivative action in the Southern District of New York (captioned Jerome Malone v. Kevin R. Sayer et al., Case No. 1:26-cv-03527). The Company is named as a nominal defendant. As with the stockholder derivative action filed in the Southern District of California, the case makes similar allegations to those in the securities class action complaint filed in the Southern District of New York (captioned Prime v. Dexcom, Inc., et al., Case No.: 1:25-cv-08912). On May 21, 2026, the parties filed a joint motion and stipulation to stay the action pending the resolution of the securities class action, which the court granted on May 26, 2026.
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
Federal Court Consolidated Class Action
On May 15, 2026, the Court consolidated the five cases in the United States District Court for the Southern District of California. On May 29, 2026, various groups of plaintiffs’ counsel filed competing motions to appoint interim class counsel. The motions are fully briefed and remain pending. On September 28, 2026, plaintiff filed a motion requesting a status conference with the Court to address the pending competing motions to appoint interim class counsel, establish a schedule for the filing of a consolidated complaint after a ruling on the motions, and a briefing schedule on the Company’s anticipated motion to dismiss a consolidated complaint. There currently is not a date-certain deadline for the filing of an anticipated amended consolidated complaint or Dexcom’s response to the same.
State Court Class Action
The putative class action pending in Los Angeles County Superior Court remains stayed in favor of the federal class actions. On August 31, 2026, the Court extended the stay through at least February 26, 2027. The parties must submit a joint status report on the status of the consolidated federal litigation no later than February 19, 2027.
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
We cannot guarantee that the 2027 Share Repurchase Program will be fully consummated or that such program will enhance the long-term value of our share price.
In October 2026, our Board of Directors authorized and approved the 2027 Share Repurchase Program, which provides for the repurchase of up to $1.00 billion of our outstanding common stock, with a repurchase period ending no later than December 31, 2027. Repurchases of our common stock under the 2027 Share Repurchase Program may be made from time to time in the open market, in privately negotiated transactions or by other methods, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, at our discretion, and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act and other applicable federal and state laws and regulations. The timing of any repurchases will depend on market conditions and will be made at our discretion. The 2027 Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares of our common stock, and the program may be extended, modified, suspended, or discontinued at any time.
The 2027 Share Repurchase Program could affect the price of our common stock and increase the volatility thereof. Price volatility may cause the average price at which we repurchase our common stock in a given period to exceed the stock’s price at a given point in time. There can be no assurance that the timeframe for repurchases under our 2027 Share Repurchase Program or that any repurchases conducted thereunder will have a positive impact on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease share repurchases under the 2027 Share Repurchase Program include, among others, unfavorable market conditions; the market price of our common stock; the nature of other investment or strategic opportunities presented to us from time to time; our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to repurchase shares under the 2027 Share Repurchase Program; and the availability of funds necessary to fulfill such repurchases.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides information regarding repurchases of our shares of common stock during the three months ended September 30, 2026:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced program(2)	Maximum dollar value of shares that may yet be purchased under the program (in millions)(2)
7/01/2026 - 7/31/2026	—	$—	—	$400.0
8/01/2026 - 8/31/2026	4,633,657	$86.32	4,633,657	$—
9/01/2026 - 9/30/2026	—	$—	—	$—

(1) Average price paid per share includes broker commissions.
(2) On May 14, 2026, we announced that our Board of Directors authorized and approved a share repurchase program of up to $1.00 billion of our outstanding common stock, with a repurchase period ending no later than June 30, 2027.

The table above excludes common shares withheld related to the net share settlement of equity awards.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
None.

ITEM 5 - OTHER INFORMATION
Trading Plans
During the three months ended September 30, 2026, the following Section 16 officers and directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act) intended to satisfy the affirmative defense of Rule 10b5-1(c):

Name	Title	Action	Action Date	Aggregate Number of Shares to be Sold	Expiration Date(1)
Kyle Malady	Director	Adoption	8/24/2026	3,300	8/24/2027

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
During the three months ended September 30, 2026, none of our Section 16 officers or directors adopted, modified, or terminated a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

ITEM 6 - EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

10.1*	Offer Letter, dated September 11, 2026, between DexCom, Inc. and Jereme Sylvain.	—	—	—	—	X

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 is formatted in Inline XBRL					X

*	Represents a management contract or compensatory plan, contract or arrangement.
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

DEXCOM, INC. (Registrant)

Dated:	October 29, 2026	By:	/s/ JACOB LEACH
Jacob Leach, President and Chief Executive Officer (Principal Executive Officer)

Dated:	October 29, 2026	By:	/s/ JEREME SYLVAIN
Jereme Sylvain, Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)